Form 10QSB
period 1995-11-30
PATRIOT SCIENTIFIC CORP
filed 1995-12-28
CIK 836564

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
/X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

                         For quarterly period ended November 30, 1995.


                         Commission File Number 0-22182


                         PATRIOT SCIENTIFIC CORPORATION
             (Exact name of registrant as specified in its charter)



           Delaware                                           84-1070278
(State or other jurisdiction of                       (I.R.S. Empl. Ident. No.)
 incorporation or organization)

         12875 Brookprinter Place, Suite 300, Poway, California, 92064
                    (Address of principal executive offices)

                                 (619) 679-4428
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES   X    NO
                                                              -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.00001 par value                             28,337,226
-------------------------------                             ----------
            (Class)                           (Outstanding at December 27, 1995)

                         PATRIOT SCIENTIFIC CORPORATION
                                     INDEX


                                                                                                      Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

                 Balance Sheets as of November 30, 1995 and
                   May 31, 1995 (unaudited)                                                             3

                 Statements of Operations for the three and six months ended
                   November 30, 1995 and 1994 and cumulative from
                   inception to November 30, 1995 (unaudited)                                           4

                 Statements of Cash Flows for the six months ended
                   November 30, 1995 and 1994 and cumulative from
                   inception to November 30, 1995 (unaudited)                                           5

                 Notes to Interim Financial Statements                                                  6

         Item 2. Plan of Operation                                                                      7


PART II. OTHER INFORMATION                                                                              8

         Item 1. Legal Proceedings                                                                      *
         Item 2. Changes in Securities                                                                  *
         Item 3. Defaults upon Senior Securities                                                        *
         Item 4. Submission of Matters to a Vote of Security Holders                                    *
         Item 5. Other Information                                                                      *
         Item 6. Exhibits and Reports on Form 8-K                                                       8


SIGNATURES                                                                                              8

         *  No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         PATRIOT SCIENTIFIC CORPORATION
                                 BALANCE SHEETS
                                  (Unaudited)

                                               ASSETS
                                                                   November 30,            May 31,
                                                                       1995                 1995
Current Assets
    Cash and cash equivalents                                       $  668,206           $1,105,641
    Prepaid expenses and other                                          13,870               62,500
                                                                    -----------          ----------
                                                                       682,076            1,168,141

Property and Equipment - net                                           295,183              213,535

Purchased Technology - net                                             918,500            1,224,667

Other Assets                                                            44,843               44,843
                                                                    ----------           ----------
    Total Assets                                                    $1,940,602           $2,651,186
                                                                    ==========           ==========


                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued liabilities                        $   87,070           $   56,369

Stockholders' Equity
    Common stock $.00001 par value; authorized
      40,000,000 shares; 28,337,226 and 27,762,226
      shares issued and outstanding respectively                           283                  278
    Additional paid-in capital                                       8,291,835            8,019,340
    (Deficit) accumulated during the
      development stage                                             (6,438,586)          (5,424,801)
                                                                    ----------           ----------
                                                                     1,853,532            2,594,817
                                                                    ----------           ----------
    Total Liabilities and Stockholders' Equity                      $1,940,602           $2,651,186
                                                                    ==========           ==========

                   See notes to interim financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                          Inception
                                              Three Months Ended               Six Months Ended        (June 10, 1987)
                                                 November 30,                    November 30,          to November 30,
                                             1995            1994           1995             1994            1995
Revenues
    Interest                            $     5,110     $    27,820      $    17,739    $    43,710      $   182,320

Expenses
    Research and development                274,990         222,364          466,601        489,204        2,558,556
    Sales and marketing                      38,456          20,271           55,460         31,740          258,089
    General and administrative               91,748         103,467          203,296        208,471        2,885,761
    Amortization                            153,084         153,083          306,167        306,166          918,500
                                        -----------     -----------      -----------    -----------      -----------
                                            558,278         499,185        1,031,524      1,035,581        6,620,906
                                        -----------     -----------      -----------    -----------      -----------
Net loss                                $  (553,168)    $  (471,365)     $(1,013,785)   $  (991,871)     $(6,438,586)
                                        ===========     ===========      ===========    ===========      ===========

Loss per share                          $     (0.02)    $     (0.02)     $     (0.04)   $     (0.04)
                                        ===========     ===========      ===========    ===========
Weighted average number of
  common shares outstanding
  during the period (Note 4)             22,827,336      22,762,226       22,794,603     22,762,226
                                        ===========     ===========      ===========    ===========

                   See notes to interim financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                    Inception
                                                                     Six Months Ended            (June 10, 1987)
                                                                        November 30,             to November 30,
                                                                   1995              1994             1995
Cash Flows from Operating Activities
    Net (loss)                                                $(1,013,785)       $ (991,871)      $(6,438,586)
    Adjustments to reconcile net (loss)
      to cash used in operating activities:
        Amortization and depreciation                             367,640           345,700         1,116,296
        Common stock issued for services                           22,500               -              51,430
        Stock compensation cost                                       -                 -           1,875,000
        Changes in prepaids and other                              48,630             2,100           (13,787)
        Changes in accounts payable
           and accrued expenses                                    30,701            38,194            87,070
                                                              -----------        ----------       -----------
    Net cash used in operating
      activities                                                 (544,314)         (605,877)       (3,322,577)

Cash Flows from Investing Activities
    Purchase of property and equipment                           (143,121)          (54,999)         (453,123)
    Organization costs paid                                                             -              (1,939)
    Patent costs paid                                                                   -             (44,843)
                                                              -----------        ----------       -----------
    Net cash used in investing activities                        (143,121)          (54,999)         (499,905)
                                                              -----------        ----------       -----------

Cash Flows from Financing Activities
    Proceeds from issuance of common stock
      and exercise of warrants                                    250,000               -           4,490,688

                                                              -----------        ----------       -----------
Net Increase (Decrease) in Cash                                  (437,435)         (660,876)          668,206

Cash and cash equivalents at
  beginning of period                                           1,105,641         2,433,034               -
                                                              -----------        ----------       -----------

Cash and cash equivalents at
  end of period                                               $   668,206        $1,772,158       $   668,206
                                                              ===========        ==========       ===========

                   See notes to interim financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)

1. OPERATIONS

Patriot Scientific Corporation (the "Company"), is a development stage company engaged in the development of sensing and computer processing technology ("GPR" technology), semiconductor microprocessor technology ("ShBoom(TM)
Microprocessor") and Integrated Services Digital Network ("ISDN") technology.

2. STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended May 31, 1995.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the year.

3. PURCHASED TECHNOLOGY

Purchased technology at a cost of $1,837,000 relating to the Company's ShBoom Microprocessor technology is being amortized over its estimated useful life of three years. Amortization expense of $306,167 was recorded for the six months ended November 30, 1995. (See Note 4).

4. STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the six months ended November 30, 1995:

                                                                      Shares           Dollars
Balance June 1, 1995                                                27,762,226       $8,019,618
Common stock issued for services @ $.35 per share                       75,000           22,500
Sale of common stock for cash @ $.50 per share                         500,000          250,000
                                                                    ----------       ----------
Balance November 30, 1995                                           28,337,226       $8,292,118
                                                                    ==========       ==========

A total of 5,000,000 shares of the Company's outstanding common stock was issued as a contingent cost of the Company's acquisition of its ShBoom Microprocessor technology and such shares are subject to an escrow arrangement. The shares are releasable from escrow at the rate of 500,000 shares for each $500,000 of revenues earned by the Company and upon the occurrence of certain defined major corporate events. The shares are issued and outstanding and carry all shareholder rights. Any of the escrowed shares not released prior to May 31, 1999 are to be returned to the Company and canceled. These shares are excluded from the calculation of weighted average number of common shares outstanding for the computation of (loss) per share until the release conditions are met.

At November 30, 1995 the Company had 425,000 options outstanding pursuant to its 1992 ISO Stock Option Plan exercisable at prices ranging from $0.50 to $0.875 per share expiring during 1997. The Company also had 745,000 options outstanding pursuant to its 1992 NSO Stock Option Plan exercisable at prices ranging from $0.30 to $0.875 per share expiring beginning 1997 through 2002.

In connection with a private placement the Company has granted a nontransferable warrant for the purchase of 500,000 common shares at $0.50 per share through February 1, 1996.

As of October 1, 1995 the Board of Directors adopted the 1995 Employee Stock Compensation Plan providing for the issuance of up to 250,000 common shares to Employees, as defined. Executive officers and directors are not eligible under the Plan. As of November 30, 1995, no shares had been issued pursuant to the plan, however the Plan Committee had agreements providing for the issuance of up to 125,000 shares upon certain conditions.

ITEM 2. PLAN OF OPERATION

During the fiscal year ended May 31, 1995 and the six months ended November 30, 1995, the Company's operations consisted primarily of research and development activities towards the development of the ShBoom Microprocessor, the GPR and ISDN technology and administrative activities related towards financing and administrative operations and marketing expenditures incurred in initial phases of marketing.

The Company expended a total of $466,601 as research and development costs during the six months ended November 30, 1995, primarily consisting of personnel and consultancy costs. This is a decrease of $22,603 from the amount incurred during the comparable period of the previous year of $489,204, the decrease resulting primarily from a $70,000 reduction of research personnel and consultants offset in part by chip fabrication costs. General and administrative costs were $203,296 during the six months ended November 30, 1995 comparable to the $208,471 for the comparable period of the prior fiscal year. The Company incurred $55,460 of marketing expenditures during the six months ended November 30, 1995 compared to $31,470 for the comparable period of the prior year. The increase resulted primarily from initial marketing activities on the Company's ShBoom Microprocessor and ISDN product. The Company expensed $306,167 as amortization expense for the six months ended November 30, 1995 and 1994.

During the six months ended November 30, 1995 the Company used cash of $544,314 in operating activities and $143,121 in investing activities for the purchase of equipment and software. The Company's emphasis on research and development activities is expected to account for a majority of expenditures during the next twelve months.

PLAN OF OPERATION FOR NEXT TWELVE MONTHS

Since late 1989, the Company has been engaged in developing its technologies. The Company has not generated any operating revenues to date. The Company's plan of operation for the next twelve months is to introduce ISDN products, introduce to market the current generation of the ShBoom Microprocessor, design future generations of the ShBoom and ISDN technologies and exploit the sensing and computer processing technology. There can be no assurance the Company will be successful in exploiting its technologies.

At November 30, 1995, the Company had working capital of $595,006 compared to working capital of $1,111,772 at May 31, 1995. Cash on hand at November 30, 1995 was $668,206. Other than its obligation pursuant to the remaining term on a three year lease obligation aggregating $38,500 and an obligation for $50,000 upon a GPR prototype demonstration meeting specific criteria, the Company has no material commitments for capital or other expenditures. The Company has no other material sources of liquidity at this time. Based on the current fiscal year's rate of operating expenditures and current plans, management anticipates a base level of cash operating expenditures aggregating approximately $1,000,000 during the next twelve months. However, the Company believes it will incur additional minimal expenditures of approximately $100,000 on the ShBoom Microprocessor and $50,000 on the ISDN technology. Should revenues commence, the Company may require additional personnel and expenditures not currently estimable by management.

In addition to the part-time services of two executive officers, the Company presently has five full-time research and development employees and one full-time administrative persons. Management has no current plans to hire additional personnel during the next twelve months except in response to specific new development opportunities or as required to support contract or commercialization activities, if any. The Company has in the past and may also in the future engage outside consultants for specific development or marketing tasks. If any of the current technologies prove successful, then during the next twelve months the Company may require additional development, marketing and manufacturing personnel, the number dependent upon a variety of factors not presently determinable by management.

The Company anticipates that it may require additional equipment, fabrication, components and supplies during the next twelve months, not included in the commitments outlined above, to continue development for the Company's technologies. Product introductions such as those contemplated for ISDN products and the ShBoom chip may require significant inventory and other expenditures not presently estimable by management. Further, if expanded development is commenced or new generations of chips or radar accelerated beyond current plans additional expenditures, not currently estimatable by management, may be required.

It is possible therefore, that higher levels of expenditures may be required than currently contemplated by management resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise.

Based on the above factors, the Company does not have sufficient funds for the next twelve months and will require funds from the sale of products or technology or from other sources within the next twelve months. Potential sources of future funds may include the sale of additional Company equity securities, some form of debt financing or the sale or licensing of certain of the Company's technologies. Should the warrants outstanding expiring on February 1, 1996 be exercised in full the Company would realize $250,000 of gross proceeds. There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that such required funds will be available from the aforementioned or other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would therefore have a material adverse effect on the Company's business. Further there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on existing shareholders of the Company.


PART II.       OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

         10.5    1995 Employee Stock Compensation Plan of the registrant.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the fiscal quarter ended November 30, 1995.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PATRIOT SCIENTIFIC CORPORATION




Date: December 28, 1995             By:    Signature
                                           ----------------------------
                                           Robert Putnam, Secretary
                                           Treasurer and Director
                                           (Principal Financial and
                                           Accounting Officer and duly
                                           authorized to sign on behalf
                                           of the Registrant)