Form 10QSB
period 1996-02-29
PATRIOT SCIENTIFIC CORP
filed 1996-03-15
CIK 836564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

                  For quarterly period ended February 29, 1996.


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

                                 (619) 679-4428
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X   NO
                                                              ---     ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.00001 par value                           29,165,392
-------------------------------                           ----------
                  (Class)                        (Outstanding at March 12, 1996)

                         PATRIOT SCIENTIFIC CORPORATION
                                      INDEX


                                                                                     Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

                  Balance Sheets as of February 29, 1996 and
                    May 31, 1995 (unaudited)                                           3

                  Statements of Operations for the three and nine months ended
                    February 29, 1996 and February 28, 1995 and cumulative from
                    inception to February 29, 1996 (unaudited)                         4

                  Statements of Cash Flows for the nine months ended February
                    29, 1996 and February 28, 1995 and cumulative from
                    inception to February 29, 1996 (unaudited)                         5

                  Notes to Interim Financial Statements                                6

         Item 2. Plan of Operation                                                     7


PART II. OTHER INFORMATION                                                             8

         Item 1. Legal Proceedings                                                     *
         Item 2. Changes in Securities                                                 *
         Item 3. Defaults upon Senior Securities                                       *
         Item 4. Submission of Matters to a Vote of Security Holders                   *
         Item 5. Other Information                                                     *
         Item 6. Exhibits and Reports on Form 8-K                                      8



SIGNATURES                                                                             9


         *  No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         PATRIOT SCIENTIFIC CORPORATION
                         (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)




                                     ASSETS
                                                          February 29,         May 31,
                                                             1996               1995
Current Assets
     Cash and cash equivalents                            $   830,289        $ 1,105,641
     Inventories                                              148,426               --
     Prepaid expenses and other                                18,281             62,500
                                                          -----------        -----------
                                                              996,996          1,168,141

Property and Equipment - net                                  282,078            213,535

Purchased Technology - net                                    765,417          1,224,667

Other Assets                                                   38,932             44,843
                                                          -----------        -----------
     Total Assets                                         $ 2,083,423        $ 2,651,186
                                                          ===========        ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued liabilities             $   142,978        $    56,369

Stockholders' Equity
     Common stock $.00001 par value; authorized
       40,000,000 shares; 29,165,392 and 27,762,226
       shares issued and outstanding respectively                 292                278
     Additional paid-in capital                             9,099,376          8,019,340
     (Deficit) accumulated during the
       development stage                                   (7,159,223)        (5,424,801)
                                                          -----------        -----------
                                                            1,940,445          2,594,817
                                                          -----------        -----------
     Total Liabilities and Stockholders' Equity           $ 2,083,423        $ 2,651,186
                                                          ===========        ===========


                   See notes to interim financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)






                                                                                                                    Inception
                                             Three Months Ended                    Nine Months Ended             (June 10, 1987)
                                         Feb 29,            Feb 28,            Feb 29,            Feb 28,        to February 29,
                                          1996               1995               1996               1995               1996
Revenues
     Interest                         $     7,854        $    23,722        $    25,593        $    67,432        $   190,174

Expenses
     Research and development             258,995            230,394            725,596            719,598          2,817,551
     Sales and marketing                   28,079             20,822             83,539             52,562            286,168
     General and administrative           288,334             77,068            491,630            285,539          3,174,095
     Amortization of technology           153,083            153,084            459,250            459,250          1,071,583
                                      -----------        -----------        -----------        -----------        -----------
                                          728,491            481,368          1,760,015          1,516,949          7,349,397
                                      -----------        -----------        -----------        -----------        -----------
Net loss                              $  (720,637)       $  (457,646)       $(1,734,422)       $(1,449,517)       $(7,159,223)
                                      ===========        ===========        ===========        ===========        ===========

Loss per share                             $(0.03)            $(0.02)            $(0.08)            $(0.06)
                                           ======             ======             ======             ======
Weighted average number of
  common shares outstanding
  during the period (Note 5)           23,462,501         22,762,226         23,014,507         22,762,226
                                      ===========        ===========        ===========        ===========


                   See notes to interim financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                           Inception
                                                           Nine Months Ended            (June 10, 1987)
                                                       Feb 29,           Feb 28,        to February 29,
                                                        1996              1995               1996
Cash Flows from Operating Activities
     Net (loss)                                    $(1,734,422)       $(1,449,517)       $(7,159,223)
     Adjustments to reconcile net (loss)
       to cash used in operating activities:
         Amortization and depreciation                 567,446            517,393          1,316,102
         Common stock issued for services              224,750               --              253,680
         Stock compensation cost                          --                 --            1,875,000
         Loss on sale of equipment                         841               --                  841
         Change in inventories                        (148,426)              --             (148,426)
         Changes in prepaids and other                  44,219              2,075            (18,198)
         Changes in accounts payable
            and accrued liabilities                     86,609             25,673            142,978
                                                   -----------        -----------        -----------
     Net cash used in operating
       activities                                     (958,983)          (904,376)        (3,737,246)
                                                   -----------        -----------        -----------

Cash Flows from Investing Activities
     Purchase of property and equipment               (166,769)           (55,983)          (476,771)
     Organization costs paid                              --                 --               (1,939)
     Proceeds on disposal of equipment                     400               --                  400
     Patent costs paid                                    --                 --              (44,843)
                                                   -----------        -----------        -----------
     Net cash used in investing activities            (166,369)           (55,983)          (523,153)
                                                   -----------        -----------        -----------

Cash Flows provided by Financing Activities
     Proceeds from issuance of common stock
       and exercise of warrants                        850,000               --            5,090,688
                                                  ------------       ------------        -----------
Net Increase (Decrease) in Cash                       (275,352)          (960,359)           830,289

Cash and cash equivalents at
  beginning of period                                1,105,641          2,433,034               --
                                                  ------------       ------------        -----------

Cash and cash equivalents at
  end of period                                    $   830,289        $ 1,472,675        $   830,289
                                                   ===========        ===========        ===========


                   See notes to interim financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                         (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

1. OPERATIONS

Patriot Scientific Corporation (the "Company"), is a development stage company engaged in the development of semiconductor microprocessor technology ("ShBoom Technology"), Integrated Services Digital Network ("ISDN") interface technology (CyberShark digital modem) and radar and antenna technology ("GPR" technology).

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

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for the year.

3. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consisted of raw materials at February 29, 1996.

4. PURCHASED TECHNOLOGY

Purchased technology at a cost of $1,837,000 relating to the Company's ShBoom Technology is being amortized over its estimated useful life of three years. Amortization expense of $459,250 was recorded related to this technology for the nine months ended February 29, 1996.

5. STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the nine months ended February 29, 1996:

                                                       Common
                                                       Shares      Dollars
Balance June 1, 1995                                 27,762,226   $8,019,618
Common stock issued for services @ $.30 per share        75,000       22,500
Sale of units for cash @ $.50 per unit                  700,000      350,000
Common stock issued for services @ $.59 per share        25,000       14,750
Common stock issued for services @ $1.25 per share      150,000      187,500
Exercise of warrants @ $.50 per share                   200,000      100,000
Sale of units for cash @ $1.58 per unit                 253,166      400,000
Warrants issued for manufacturing line of credit           --          5,300
                                                     ----------   ----------
Balance February 29, 1996                            29,165,392   $9,099,668
                                                     ==========   ==========

A total of 5,000,000 shares of the Company's outstanding common stock was issued as a contingent cost of the Company's acquisition of its ShBoom Technology and such shares are subject to an escrow arrangement. The shares are releasable from escrow at the rate of 500,000 shares for each $500,000 of revenues earned by the Company and upon the occurrence of certain defined major corporate events. The shares are issued and outstanding and carry all shareholder rights. Any of the escrowed shares not released prior to May 31, 1999 are to be returned to the Company and canceled. These shares are excluded from the calculation of weighted average number of common shares outstanding for the computation of (loss) per share until the release conditions are met.

At February 29, 1996 the Company had 600,000 options outstanding pursuant to its 1992 ISO Stock Option Plan exercisable at prices ranging from $0.50 to $0.875 per share expiring beginning 1997 through 2001. The Company also had 725,000 options outstanding pursuant to its 1992 NSO Stock Option Plan exercisable at prices ranging from $0.30 to $0.875 per share expiring beginning 1997 through 2002.

                         PATRIOT SCIENTIFIC CORPORATION
                         (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

5. STOCKHOLDERS' EQUITY (Continued)

In connection with the sale of the units described above, the Company has a non-transferable warrant outstanding for the purchase of 500,000 common shares at $.50 per share expiring no later than July 10, 1996 and has warrants outstanding exercisable into 253,166 common shares at $1.58 per share until August 31, 1996. The Company also has warrants outstanding exercisable into 25,000 common shares at $1.58 per share until August 31, 1996 issued in connection with a $250,000 manufacturing line of credit, such warrants valued at $5,300 on issuance.

As of October 1, 1995 the Board of Directors adopted the 1995 Employee Stock Compensation Plan providing for the issuance of up to 250,000 common shares to Employees, as defined. Executive officers and directors are not eligible under the Plan. Through February 29, 1996 the Company had issued 175,000 common shares pursuant to the plan.

ITEM 2. PLAN OF OPERATION

During the fiscal year ended May 31, 1995 and the nine months ended February 29, 1996, the Company's operations consisted primarily of research and development activities towards the development of the ShBoom microprocessor technology, the CyberShark ISDN technology and the GPR prototype, administrative activities related towards financing and administrative operations and marketing expenditures incurred in initial phases of market exploration.

The Company expended a total of $725,596 as research and development costs during the nine months ended February 29, 1996 primarily consisting of personnel and consultancy costs. This is comparable to the $719,598 incurred for the nine months ended February 28, 1995. General and administrative costs were $491,630 during the nine months ended February 29, 1996 compared to $285,539 for the comparable period of the prior year. The $206,091 increase consisted primarily of a $205,000 increase in consultancy costs with $187,500 paid in the third quarter through the issuance of 150,000 common shares pursuant to the Company's Employee Stock Compensation Plan. The Company expects general and administrative costs to return to prior levels in future quarters. The Company incurred $83,539 of marketing expenditures during the nine months ended February 29, 1996 compared to $52,562 for the comparable period of the prior year. The increase resulted primarily from compensation expenses associated with initial marketing activities on the Company's ShBoom technology and the CyberShark ISDN product. The Company expensed $459,250 as amortization expense on purchased technology for the nine months ended February 29, 1996 and 1995.

During the nine months ended February 29, 1996 the Company used cash of $958,983 in operating activities and $166,369 in investing activities for the purchase of equipment and software. The Company's emphasis on research and development activities related to developing its technologies is expected to continue during the next twelve months.

PLAN OF OPERATION FOR NEXT TWELVE MONTHS

Since late 1989, the Company has been engaged in developing its technologies. The Company has not generated any operating revenues to date and there can be no assurance of future operating revenues. The Company's plan of operation for the next twelve months is to introduce ISDN products, introduce to market the second-generation of the ShBoom-architecture microprocessor, design future generations of the ShBoom and ISDN technologies and exploit the radar and antenna technology. There can be no assurance the Company will be successful in exploiting its technologies.

At February 29, 1996, the Company had working capital of $854,018 compared to working capital of $1,111,772 at May 31, 1995. Cash on hand at February 29, 1996 was $830,289. Other than its obligation pursuant to the remaining term on a three year lease obligation aggregating $28,000 and an obligation for $50,000 upon a GPR prototype demonstration meeting specific criteria, the Company has no material commitments for capital or other expenditures. The Company has no other material sources of liquidity at this time. Based on the current fiscal year's rate of cash operating expenditures and current plans, management anticipates a base level of cash operating expenditures aggregating approximately $1,200,000 during the next twelve months. However, the Company believes it will incur additional minimal expenditures of approximately $50,000 on the ShBoom technology and $50,000 on the ISDN technology. Should revenues commence, the Company may require additional personnel and expenditures not currently estimable by management.

In addition to the part-time services of two executive officers, the Company presently has five full-time and one part-time research and development employees and one full-time and one part-time administrative person. Subject to availability of resources, management would like to hire one marketing executive and one software engineer. Other than attempting to fill these slots, management has no current plans to hire additional personnel during the next twelve months except in response to specific new development opportunities or funding, or as required to support contract or commercialization activities, if any. The Company has in the past and may also in the future engage outside consultants for specific development or marketing tasks. If any of the current technologies prove successful, then during the next twelve months the Company may require additional development, marketing and manufacturing personnel, the number dependent upon a variety of factors not presently determinable by management.

The Company anticipates that it may require additional equipment, fabrication, components and supplies during the next twelve months, not included in the commitments outlined above, to continue development for the Company's technologies. Product introductions such as those contemplated for ISDN products and the ShBoom microprocessor may require significant inventory and other expenditures not presently estimable by management. Further, if expanded development is commenced or new generations of microprocessors or radar are accelerated beyond current plans, additional expenditures, not currently estimatable by management, may be required.

It is possible therefore, that higher levels of expenditures may be required than currently contemplated by management resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise.

Based on the above factors including the current rate of expenditures and anticipated additional expenditures, the Company does not have sufficient funds for the next twelve months and will require funds from the sale of products or technology or from other sources or will be required to scale back or curtail activities. The minimum additional funding required for the next twelve months is estimated at approximately $500,000. Potential sources of future funds may include the sale of additional Company equity securities, some form of debt financing or the sale or licensing of certain of the Company's technologies. Should the warrants outstanding expiring in July and August 1996 be exercised in full the Company would realize $689,500 of gross proceeds. There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that such required funds will be available from the aforementioned or other potential sources. The lack of additional capital could force the Company to scale back or curtail operations and would therefore have an adverse effect on the Company's business. Further there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on existing shareholders of the Company.

PART II.       OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

         4.2 Form of Stock Purchase Warrant (Labway Corporation) dated February 29, 1996, exercisable to purchase 253,166 common shares at $1.58 per share until August 31, 1996, granted to investors in connection with an offering of securities made in reliance upon Regulation S

         10.4.1 Letter Amendment to Stock Purchase Agreement dated February 21, 1996, between the Company and SEA, Ltd.

         10.6 Letter Stock and Warrant Agreement dated January 10, 1996 between the Company and Robert E. Crawford, Jr.

         10.7 Non-Exclusive Manufacturing and Line of Credit agreement dated February 28, 1996 between the Company and Labway Corporation

         10.8 Distribution and Representation Agreement dated February 28, 1996 between the Company and Innoware, Inc.

         27       Financial Data Schedule

(b) Reports on Form 8-K - On December 11, 1995, the Company filed a report on Form 8-K reporting an Item 5 event related to a $250,000 unit offering and the appointment of a new director.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PATRIOT SCIENTIFIC CORPORATION




Date: March 15, 1996                          By: ROBERT PUTNAM
                                                  -------------
                                                  Robert Putnam, Secretary
                                                  Treasurer and Director
                                                  (Principal Financial and
                                                  Accounting Officer and duly
                                                  authorized to sign on behalf
                                                  of the Registrant)