Form 10KSB
period 1996-05-31
PATRIOT SCIENTIFIC CORP
filed 1996-08-16
CIK 836564

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                     FOR THE FISCAL YEAR ENDED MAY 31, 1996

                         Commission File Number 0-22182

                         PATRIOT SCIENTIFIC CORPORATION
                 (Name of small business issuer in its charter)

                  Delaware                                      84-1070278
      (State or other jurisdiction of                  (I.R.S. Empl. Ident. No.)
       incorporation or organization)

12875 Brookprinter Place, #300, Poway, California                 92064
   (Address of principal executive offices)                    (Zip Code)

                                 (619) 679-4428
                           (Issuer's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         Common Stock, $.00001 par value
                                (Title of Class)

Check whether the issuer (1 ) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. None

The aggregate market value of the voting stock held by non-affiliates of the registrant on August 9, 1996 (assuming for this purpose that only directors and officers of the registrant are affiliates of the registrant) was $58,743,753 based on a closing bid price of $2.44 as reported on the OTC Electronic Bulletin Board system.

At August 9, 1996, 29,811,975 shares of common stock, par value $.00001 per share (the registrant's only class of voting stock) were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS
                                                                            Page
                                     PART I
ITEM 1.     Description of Business                                           5
ITEM 2.     Description of Property                                           17
ITEM 3.     Legal Proceedings                                                 17
ITEM 4.     Submission of Matters to a Vote of Security Holders               17

                                     PART II
ITEM 5.     Market for Common Equity and Related                              18
              Stockholder Matters
ITEM 6.     Management's Discussion and Analysis or Plan of Operation         18
ITEM 7.     Financial Statements                                              20
ITEM 8.     Changes in and Disagreement with Accountants on                   20
              Accounting and Financial Disclosure

                                    PART III
ITEM 9.     Directors, Executive Officers, Promoters and Control Persons;     20
              Compliance With Section 16(a) of the Exchange Act
ITEM 10.    Executive Compensation                                            22
ITEM 11.    Security Ownership of Certain Beneficial Owners and Management    24
ITEM 12.    Certain Relationships and Related Transactions                    26
ITEM 13.    Exhibits and Reports on Form 8-K                                  27

                           GLOSSARY OF TECHNICAL TERMS

 ASIC(Application Specific Integrated Circuit) - a chip built to meet the specific application of one customer, requiring large volumes to recover the high development costs.

 ASSP(Application Specific Standard Product) - a chip designed for a particular market application rather than a single customer, e.g. a keyboard controller that can be used by many customers.

 BANDWIDTH - the rate or speed at which information can move in a given medium, such as an electronic wire or the air.

 BIT - a binary digit, the smallest unit of digital information - either an "on"
     (1) or "off" (0) signal. Microprocessors are generally 4-bit to 32-bit referring to the amount of data they can process.

 BROWSER OR WEB BROWSER - user interface software used to navigate the Internet.
     It integrates many Internet functions such as Web searching and transfer, file transfers, news group communications and electronic mail under one simple easy-to-learn and use interface.

 CENTRAL PROCESSING UNIT (CPU) - the part of a computer that interprets and executes instructions.

 CHIP(DIE) - the small piece of a silicon wafer containing the microscopic electrical components and wiring for an integrated circuit -- the integrated circuit without a package surrounding it.

 CMOS - (Complementary Metal-Oxide Semiconductor) a structure for building transistors using pairs of positively and negatively charged areas within the silicon. It is the dominant semiconductor manufacturing process because of its high-density and low-power attributes.

 COMPUTER - a programmable electronic machine that performs high-speed mathematical and logical operations or otherwise processes information.

 CYBERSHARK - the Company's tradename for its ISDN digital modem product.

 DIGITAL MODEM - Allows non ISDN devices, e.g. computers, to be connected to ISDN telephone lines. In computer use it operates comparable to modems for analog telephone lines. More technical term is a "terminal adapter" and sometimes called an "ISDN modem."

 EMBEDDED CONTROL SYSTEMS (Embedded systems, embedded controller, embedded control microprocessor) - products that contain computers, but are not necessarily used as computers. Used for control applications such as laser printer controllers, graphics controllers, accelerator cards, motion controllers, digital communication devices and video terminal controllers.

 GROUND PENETRATING RADAR (GPR) - a technique employing microwave radiation
     (radar) to penetrate the earth's surface. Devices using this technique may also be used to penetrate walls and other objects.

 INTEGRATED CIRCUIT - A device that incorporates many transistors in a small area or "chip" of silicon, which is encapsulated in plastic, ceramic or other forms of packaging and connected to a circuit board.

 INTERNET - a worldwide cooperative interconnection of smaller public and private computer networks (an interconnected network of networks) consisting of an estimated seven million linked computers. The World Wide Web is a portion of the Internet.

 INTERNET COMPUTER - a portable computer-based device specifically designed to access the Internet or the World Wide Web. Also referred to as a Internet Terminal, Teleputer, Web Terminal, Net Computer, Internet PC, Internet Appliance, Browser Box, Internet Box and similar names. A number of companies have announced the introduction of such portable devices. Many of these devices are expected to utilize Java.

 INTRANET - private networks (primarily corporate) that use the infrastructure and standards of the Internet and the World Wide Web but are cordoned off from the public Internet.

 JAVA - an object-oriented programming language that operates independent of any particular operating system and was developed by Sun Microsystems Inc. Java programs, called applets, can be accessed over a network and run on any processor whenever needed.

 JAVAPROCESSOR- a microprocessor designed primarily to execute the Java language on a particular CPU.

 ISDN(Integrated Services Digital Network) - is a set of digital transmission protocols that virtually all of the world's communications carriers have adopted as a standard to allow a standard twisted-pair copper telephone line to be a high-speed high-capacity digital line capable of multiple transmissions.

 KBPS - Kilobits per second, thousand bits per second.

 MICROCONTROLLER - a specialized microprocessor that contains embedded within a single silicon chip memory and input-output devices in addition to the central processing unit (CPU) designed to perform a specific function. For example, the devices used for managing a car's odometer or running the paper feeder in a printer.

 MICROPROCESSOR - an integrated circuit that contains the entire central processing unit (CPU) of a computer, typically fabricated on a single silicon chip. A microprocessor processes system data and controls input/output, peripheral and memory devices.

 PROPRIETARY - means that the Company is the sole owner of the technology and has the sole right to economically exploit the technology.

 PSC1000 - The Company's first proprietary RISC-based 32-bit microprocessor that is based on the ShBoom technology and architecture and is integrated on a single chip using a 0.8 micron silicon manufacturing process. The ShBoom technology or architecture describes the broad technology that can be incorporated in a number of microprocessors of different configurations and silicon manufacturing processes.

 REGISTER - a directly addressable location for storing data within a computer.
     Most microprocessors are register based. Also see Stack/Register Architecture.

 RISC(Reduced Instruction Set Computer) - a computer whose instructions are much simpler than Complex Instruction Set Computers (CISC). This, and other architectural differences, allow RISC instructions to execute at a faster rate and thus provide higher performance than a similar technology CISC machine.

 SEMICONDUCTOR - a substance, such as silicon, on which many transistors and the connections between them are fabricated as an integrated circuit. The term "Semiconductors" is often more broadly defined as integrated circuits.

 SHBOOM - The Company's tradename for its proprietary RISC-based 32-bit microprocessor (CPU) technology and/or architecture.

 STACK - A group of storage locations within a computer, maintained in sequence, accessible for data retrieval primarily from the top of the stack. The limited accessibility of stacks simplify computer algorithms by reducing the amount of information that must be kept to find a given piece of information -- all data is located relative to the top of the stack. Stack-based or stack-oriented has advantages in certain applications over the vast majority of computers which are register-based designs.

 STACK/REGISTER ARCHITECTURE - The combined stack/register architecture employed by the ShBoom is primarily stack-based but offers some design benefits of register-based architectures.

 SUB-MICRON - silicon chip design using transistors smaller than 1.0 micron. The smaller the transistor size, the more functionality can be contained on a chip of a given physical dimension The PSC1000 is currently designed in 0.8 micron geometry and the ShBoom technology is designed to accommodate smaller micron geometry.

 TRANSISTOR - a small electronic device containing a semiconductor. It is the lowest level element in an integrated circuit which switches the flow of electricity "on" or "off."

 WAFERS - the typically 6" or 8" diameter slices of silicon crystal on which integrated circuits are fabricated.

 WORLD WIDE WEB OR WWW- a portion of the Internet which is a distributed hypermedia system using hypertext documents which use text with pointers to other text. The World Wide Web is accessed using browser programs allowing searches and linking of documents and databases. Allows non-technical users to exploit the capabilities of the Internet.

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

      Patriot Scientific Corporation (the "Company" or "Patriot"), a development stage company, was organized under Delaware law on March 24, 1992 as the successor by merger to Patriot Financial Corporation, a Colorado corporation incorporated on June 10, 1987. Its address is 12875 Brookprinter Place, Suite 300, Poway, California 92064, and its telephone number is (619) 679-4428. The Company's home page can be located on the World Wide Web at http://www.ptsc.com.

      The Company is engaged in the development of proprietary technologies including patented microprocessor technology and high-speed digital modem technology both with products under development for the growing Internet market. The Company also owns and is developing innovative radar and antenna technology. The Company's strategy is to exploit one or more of the technologies through product sales, licensing, strategic alliances or government contracting.

      The Internet is a global web of computer networks. Developed over 25 years ago, this "network of networks" allows any computer connected to the Internet to talk to any other. The Internet provides organizations and individuals with new means to conduct business. The growth of the Internet and corporate Intranets is creating a demand for hardware, software and peripherals. The large number of users connecting to the Internet is creating a demand for traditional analog modems and higher speed digital modems. New software, such as Java, is emerging to serve the requirements of Internet users.

      The Java programming language is an object-oriented language for the Internet and corporate Intranets. With Java, data and programs do not have to be stored on the user's computer, they can reside anywhere on the Internet or Intranet to be called upon as needed. Java can run on a variety of computer operating systems thus avoiding the problem of incompatibility across networks and Java offers high data security. Because of Java's useful features, it may also become a popular programming language for embedded control applications (products that contain computers). The growth of Java is causing a number of companies to consider it as a basis for a new style of computing tailored to the Internet using inexpensive Internet computer devices.

      A microprocessor is the computer chip providing intelligence for electronic devices. The Company's microprocessor technology, tradenamed ShBoom, uses a proprietary architecture in a high-performance microprocessor integrated on a single silicon chip manufacturable at a low production cost. The Company's first ShBoom-architecture microprocessor, the PSC1000, is being developed and targeted as a Java programming language processor, for internally developed products and for a variety of embedded control applications requiring a high-speed, low-cost microprocessor. Embedded controllers are small computers used in sophisticated products including laser printers, motion and industrial controllers and digital communication devices such as cable and satellite modems and television set-top boxes. These products are candidates for using the PSC1000. There can be no assurance the Company will be successful in selling, licensing or otherwise exploiting the ShBoom technology to other Java implementation companies or as an embedded control product.

      The Company's digital modem, tradenamed CyberShark, is being developed and targeted as a high-performance interface between a computer and ISDN telephone lines (Integrated Services Digital Network, a standard digital communication protocol using existing telephone lines). High-capacity digital modems provide over four times the data speed as traditional analog modems and the capability of multiple transmissions through one telephone line. They also provide the needed bandwidth or data transmission speed to support video conferencing, Internet voice products and 3D (three-dimensional) Internet interfaces. The CyberShark has been prototyped and the Company has produced the first units for testing and intends to produce 1,000 additional units for initial marketing and distribution which is expected to commence during the first six months of fiscal 1997. The Company anticipates that the ShBoom-architecture microprocessor will be employed in future versions of its ISDN digital modem products when parts become commercially available.

      The Company has innovated proprietary techniques for wave generation and prociessing and proprietary antennae for the sending and receiving of data. As a consequence of the Company's innovations, the Company has assembled a prototype version of its ground penetrating radar ("GPR") technology designed as a general purpose device for testing and evaluation purposes. The Company's prototype has demonstrated the ability to penetrate multiple solid objects (walls and barriers) and identify return signals from additional objects such as walls, persons and manmade barriers. In certain ground strata, the Company has been able to resolve objects of six inch size at approximately ten feet in depth. The Company's prototype has indicated an ability to detect plastic land mines in early testing. The Company has been demonstrating its technology and presenting its proposals to various government agencies but there can be no assurance of future contracts or grants to further develop the technology for mine detection or other purposes. The Company anticipates that one or more ShBoom-architecture microprocessors will be employed in future versions of portable GPR systems when chips become commercially available.

      During the course of the Company's radar development, the Company developed and filed a patent on certain gas antenna technology which employs ionized gas as the conducting element of an antenna. This technology was classified secret by the U.S. government in June 1995 and in June 1996 the Company was successful in getting the technology declassified allowing for both governmental and commercial exploitation of the technology. The Company anticipates that its U.S. patent on this technology, which was noticed for allowance but suspended during classification, will soon issue. The Company has performed a proof of concept prototype of the gas antenna and believes the technology may have a number of advantages over traditional solid wire antenna technology. This technology may also have applications in the Company's GPR technology.

      The Company has had no operating revenues since its inception and there can be no assurance of future operating revenues.

BACKGROUND

      In February of 1989 the Company completed its initial public offering pursuant to a Registration Statement on Form S-18 under the Securities Act of 1933, as amended (the "Act"), raising gross proceeds of $50,000 and net proceeds of approximately $28,640 upon the sale of 2,500,000 units at $.02 per unit. Each unit sold in the public offering consisted of one Common Share and one Class A common stock purchase warrant exercisable to acquire one share of common stock and one Class B common stock purchase warrant. All Class A and Class B warrants have since been exercised or have lapsed.

      On August 10, 1989 the Company acquired its GPR technology from the inventor, Mr. Elwood G. Norris, now the Company's Chairman. The details of that acquisition and certain related agreements are described in more detail in "Certain Transactions" below.

      On May 12, 1992, the Company redomiciled itself from Colorado to Delaware by merging into a wholly owned Delaware subsidiary (Patriot Scientific Corporation) organized for that purpose. The reincorporation resulted in a combination (reverse split) of each three of the Company's common shares, par value $.00001, into one share of the Delaware corporation, par value $.00001. Fractions of shares were lost during the reverse split. The reincorporation also effected a change in the Company's charter and bylaws and a name change to Patriot Scientific Corporation.

      In May of 1993, the Company registered under the Act a total of 7,631,606 shares issuable upon the exercise of outstanding Class A and Class B common stock purchase warrants. The Company received net proceeds of $3,343,915 upon the exercise of those warrants and the issuance of 7,538,102 common shares. None of the Class A or Class B warrants remain outstanding.

      Effective May 31, 1994, pursuant to an Assets Purchase Agreement and Plan of Reorganization ("nanoTronics Agreement") between the Company, nanoTronics Corporation (nanoTronics) and Helmut Falk (Falk), the Company issued a total of 10,000,000 restricted common shares to nanoTronics to acquire certain microprocessor technology (ShBoom technology) of nanoTronics. A total of 5,000,000 shares was the non-contingent portion of the price paid and an additional 5,000,000 shares represented a contingent portion of the purchase price with the contingent shares issued and outstanding but subject to the terms of an earnout escrow arrangement. See "Business" and "Certain Transactions".

CORPORATE DEVELOPMENT

      During fiscal years 1995 and 1996 the Company's development strategy focused efforts and a majority of expenditures on the ShBoom microprocessor technology with limited resources allocated to the Company's other technologies. The ShBoom technology and the Company's initial microprocessor, the PSC1000, are targeted for the embedded controller and Java language processor marketplaces.

      In reviewing markets for the ShBoom technology, the Company identified within the communications market a product opportunity for the ISDN marketplace. Starting in fiscal 1995 the Company initiated the development of a computer compatible plug-in card allowing high-speed, cost-effective digital ISDN access to the Internet and other networks. This product, the CyberShark digital modem, is expected to be marketable in the first quarter of fiscal 1997 and is expected to be modified to use the PSC1000 when commercially available.

      In 1994 during the course of the Company's GPR development, the Company identified certain antenna technology employing ionized gas as the conducting element. Management believes this technology has applications in digital communications and radar.

      The Company's business is managed as three major technologies or divisions
(1) ShBoom microprocessor technology, (2) ISDN digital modem technology and (3) radar and antennae technology. The Company anticipates that the PSC1000 and future generations of the ShBoom microprocessor technology will benefit the radar and antennae technology and the ISDN digital modem technology. Due to the Company's small size, staffing overlaps among the divisions with certain personnel working on more than one of the technologies from time to time.

INTERNET GROWTH AND THE EMERGENCE OF THE JAVA PROGRAMMING LANGUAGE

      The Internet is a rapidly growing global web of computer networks. Developed over 25 years ago, this "network of networks" allows any computer connected to the Internet to talk to any other using the Internet Protocol. The Internet provides organizations and individuals with new means to conduct business. Commercial uses of the Internet include business-to-business and business-to-consumer transactions, product marketing, advertising, entertainment, electronic publishing, electronic services and customer support. The Company believes that organizations will also increasingly use the Internet and private Intranet networks to improve communications, distribute information, lower operating costs and change operations.

      Use of the Internet has grown rapidly since its commercialization in the early 1990's. While industry estimates of the number of Internet users in the U.S. varies widely from 9.5 million to 24 million or more in 1995, depending on the source and the definition of a user, it is a rapidly growing market segment impacting computer hardware, software and peripheral industries. By the end of 1995 there were approximately 7 million servers or "host" computers comprising the Internet. The rapid growth in popularity of the Internet is in part due to continuing penetration of computers and modems into U.S. households, growth of informational, entertainment and commercial applications and resources of the Internet and the growing awareness of such resources among individuals, and increasing availability of user-friendly navigational and utility tools which enable easier access to the Internet's resources.

      The growth of the Internet and corporate Intranets is creating a demand for hardware, software and peripherals. The large growing number of users connecting to the Internet is creating a demand for traditional analog modems and ISDN digital modems, such as the Company's CyberShark. New software, such as Java, is emerging to serve the requirements of Internet users.

      The Java programming language was originally developed for personal digital assistant devices (PDA's) and television set top boxes. It was formally announced as an object-oriented language for the Internet in May 1995 by Sun Microsystems Inc. It was launched on the Internet through the free offer of a Java programming software developer's kit and Java related browser, a form of Internet software interface. A large number of major computer, software, browser and on-line service provider companies have licensed the Java language. Accordingly, Java appears to be emerging as the fundamental platform for distributed, network-centric applications. There is a growing list of Java applications or applets now available on the Internet that not only enhance Web pages but perform many functions of traditional computer software programs.

      With Java, data and programs do not have to be stored on the user's computer, but can reside anywhere on the Internet to be called upon as needed, sometimes referred to as just-in-time software. Among its various attributes, two key features of Java are (1) its ability to run on a variety of computer operating systems thus avoiding the problem of incompatibility across networks, and (2) security, because Java enables the construction of virus-free, tamper-free systems by using resource-access control and public-key encryption. Because of Java's useful features, it may also become a popular programming language for embedded applications.

      Since Java is designed to run on multiple types of computers and operating systems, it allows developers to write a program once for many types of operating systems, instead of having to write new versions for each type. Java does this by interpreting a program's commands into something a particular type of computer can understand. This interpretive design runs programs slower than if they were tailored for each type of computer and is resulting in a need for specialized microprocessors and compilers to increase Java's speed.

      The growth of Java is causing a number of companies to consider it as a basis for a new style of computing tailored to the Internet and not encumbered by the limitations of, or requiring, traditional operating systems (such as Microsoft DOS or Windows, UNIX or Macintosh). The concept is to design inexpensive Internet computer devices or scaled down computers to access and compute via the Internet. Public announcements of the development of such devices range from a small private company such as The WebBook Company to major companies such as Oracle and Sun Microsystems. There can be no assurance any such devices will reach the market or become successful or that any will use the ShBoom technology in the future.

SHBOOM MICROPROCESSOR TECHNOLOGY

      GENERAL BACKGROUND. nanoTronics Corporation was formed in 1991 and acquired certain base technology for an advanced microprocessor integrated on a single chip. NanoTronics subsequently engaged in substantial technical development and fabricated a first-generation microprocessor in early 1994.

      Since the acquisition of the ShBoom technology effective May 31, 1994, the Company has been engaged in correcting errors in the microprocessor design, adding additional technical features to further modernize the design, and improving and testing the new design. The Company obtained the latest run of prototype chips in late May 1996 (current version, the PSC1000). These chips are being employed in demonstrations for prospective customers. Management anticipates, but there can be no assurance, that any additional changes encountered in current testing can be made during initial production runs of PSC1000 chips for customers, when and if orders are obtained. Future enhancements and generations of chips employing the ShBoom technology and architecture are contemplated by the Company.

      INDUSTRY BACKGROUND. The semiconductor logic market has three major sectors: (1) Standard Logic Products, (2) Application Specific Standard Products (ASSPs), and (3) Application Specific Integrated Circuit (ASICs). Standard logic products, such as the Intel 80X86 and Motorola 680X0 microprocessor families, are neither application nor customer specific. They are intended to be utilized by a large group of systems designers for a broad range of applications. Because they are so broad they may not be cost effective for specific applications. ASICs are designed to meet the specific application of one customer, requiring large volumes to recover the development costs. ASSPs are developed for one or more applications but are not generally proprietary to one customer. Examples of ASSP applications include modems, cellular telephones, wireless communications, multimedia applications, facsimile machines and local area networks. The Company's chip is a microprocessor designed to be combined with application-specific software to serve as an embedded control product for the ASSP market sector.

      ASSPs are typically used in embedded control systems by manufacturers to provide an integrated solution for application specific control requirements. Such systems usually contain a microprocessor or microcontroller, logic circuitry, memory and input/output circuitry. Electronic system manufacturers combine one or more of these elements to fit a specific application. The microprocessor provides the intelligence to control the system. The logic circuitry provides functions specific to the end application. The input/output circuitry may also be application specific or an industry standard component. The memory element, if not on the microprocessor, is usually a standard product to store program instructions and data. In the past, these functions have been executed through multiple integrated circuits assembled on a printed circuit board. The requirements for reduced cost and improved system performance have created market opportunities for semiconductor suppliers to integrate some or all of these elements into a single ASSP chip or chip set, such as the ShBoom-architecture PSC1000. The PSC1000 provides close integration of the microprocessor and input/output function with the logic circuitry providing an advanced ASSP.

      Embedded control systems enable manufacturers to differentiate their products, replace less efficient electromechanical control devices, add product functionality and reduce product costs. In addition, embedded control systems facilitate the emergence of completely new classes of products. Embedded control systems have been incorporated into thousands of products and subassemblies worldwide including automotive systems, remote controls, appliances, portable computers and devices, cordless and cellular telephones, motor controls and many other systems.

      Microcontrollers are generally available in 4-bit through 32-bit architectures, which refers to the amount of data they can process. Although 4-bit microcontrollers are relatively inexpensive, typically less than $1.00 each, they lack performance and features but account for more than 40% of volume. In general use today are 8-bit architectures generally costing $1.00 to $10.00 each and accounting for an additional 40% of the worldwide microcontroller volume. To date 16-bit and 32-bit architectures, with typical cost of over $10.00, have offered very high performance, but are generally expensive for high-volume embedded control applications. The use of 16-bit and 32-bit architectures offers less internal limitations making programming easier and providing higher performance. Although generally more expensive per unit and requiring more support logic and memory, these devices offer many advantages for more sophisticated embedded control systems. Although the 32-bit architecture market is small in comparison to other architectures, representing about 4% of volume, this represents more than 80 million parts in 1995 and is expected to double by 1998.

      Electronic system designers, driven by competitive market forces, seek semiconductor products with more intelligence, functionality and control which can be used to reduce system costs and improve performance. For these needs, the ShBoom architecture was designed to be a sophisticated 32-bit RISC (reduced instruction set computer) microprocessor with advanced features, including the most commonly needed support logic, but at a low cost providing improved performance to existing embedded control applications and opening the opportunity for the development of new, cost-effective applications.

      TECHNOLOGY DESCRIPTION. Conventional high-performance microprocessors are register-based with large register sets. These registers are directly addressable storage locations requiring a complex architecture that consumes costly silicon. This conventional architecture provides processing power for computer applications but complicates and slows the execution of individual instructions and increases silicon size, thereby increasing chip cost.

      The Company's technology is fundamentally different from most other microprocessors because it is stack-oriented, the data is stored in groups. The Company's microprocessor further employs the best features of register and stack designs. The resultant merged stack-register architecture improves program execution for a wide range of embedded applications. The Company's design combines two processors in one highly-integrated package, a microprocessing unit
(MPU) for performing conventional processing tasks, and an input-output processor (IOP) for performing input-output functions. The IOP replaces many dedicated peripheral functions supplied with other processors. The microprocessor's design simplifies the manipulation of data. ShBoom's architecture employs instructions which are shrunk from 32-bits to 8-bits. This simplified instruction scheme improves execution speed for computer instructions. The Company's architecture incorporates many on-chip system functions, thus eliminating the requirement of support chips and reducing system cost to users.

      The PSC1000 has been designed to operate at a speed of 100Mhz internally (current versions operate at 50 to 75Mhz) and is compatible with a wide range of memory technology from low cost DRAM (dynamic random-access memory) to high speed SRAM (static random access memory). The chip can be packaged in various surface-mount and die-form packaging. There can be no assurance that the designed speed will be achieved with production chips or future versions or that all of the desired functions will perform as anticipated.

      The ShBoom technology is not designed or targeted to compete with high-end processors for use in personal computers. It is targeted for embedded control applications. The above advanced features differentiate the PSC1000 from other 8-bit to 32-bit chips targeted for embedded control applications. Considering the reduced requirement for support chips, the PSC1000 is intended to be available at a high volume price (under $15 each) that should be price competitive with high-end 8-bit chip and general 16-bit chip systems but with higher performance (speed and functional capability).

      The PSC1000 has been designed to allow high-speed and high-yield fabrication using generally available wafer fabrication technology and facilities. Initial fabrications of the PSC1000 are being performed by a contract fabrication facility. The Company has not established any supply or other contracts with a fabrication facility and there can be no assurance fabrication facilities will be available to produce the PSC1000 or future generations should the Company elect to produce chips in addition to its planned license activities. However since there are a large number of fabrication facilities with the capability to produce the PSC1000, management believes chips can be produced on a contract basis. Industry shortages of fabrication facilities that may exist and are predicted in the future are generally limited to the more demanding architectures.

      THE SHBOOM MICROPROCESSOR AS A JAVA PROCESSOR. The Company believes the ShBoom microprocessor architecture is a highly-efficient and cost-effective Java programming language processor. This is because Java is designed to run on a stack-oriented architecture and the stack-oriented ShBoom architecture is very efficient for executing the virtual stack machine internal to Java. Many Java bytecodes (byte or 8-bit sized operation codes or instructions) require only a single 8-bit PSC1000 instruction to be executed, providing a performance advantage over other more expensive processors that require six or more 32-bit instructions to do the same task. This is an important advantage for executing Java programs with increased speed. In addition, the incorporation of many on-chip system functions is expected to allow the PSC1000 to perform most of the other functions required of an Internet computer device, thereby eliminating components. Since Internet computers are designed to be inexpensive appliances for Internet access, cost, speed and performance are expected to be key requirements for designers. The Company believes the ShBoom technology can compete favorably on the basis of such requirements, although there can be no assurance the Company can successfully exploit Java related applications or that competitors will not create superior Java processors.

      STAGE OF DEVELOPMENT. An initial first-generation production of wafers was fabricated in early 1994 at a contract fabrication facility using 6-inch wafers employing 0.8 micron double-metal CMOS technology. Initial yields and performance were within acceptable ranges. As is customary in early designs, certain errors were discovered during testing of the chips. After the May 31, 1994 acquisition, the Company improved the original design, added important new features and performed simulations and tests of the improved designs. In October 1995 a first run of six wafers of second-generation chips (of the same CMOS technology) were fabricated by a contract fabrication facility. Subsequently, the Company tested the resultant chips, while completing a C computer language compiler and preparing application development tools. The compiler and application development tools are necessary to enable system designers to program the PSC1000 for specific applications. The Company made minor corrections to the design from testing the first run and produced an additional run of second-generation chips from existing wafers. Second run chips were received in May 1996. In July 1996, the Company commenced employing these chips in demonstration boards for use by developers and prospective customers and licensees.

      In August 1996 the Company commenced development efforts aimed at producing a 0.5 micron chip based on the same ShBoom technology employed in the PSC1000. Management anticipates that a reduction to 0.5 micron double-metal CMOS technology will improve operating speed, reduce power requirements, reduce physical size and reduce fabrication cost resulting in improved cost-performance over the PSC1000 and competitors. Management believes, although there can be no assurance, that the reduction in size can be completed within the current fiscal year.

      At each stage of development, chips require extensive testing to ascertain performance limitations and the extent and nature of errors (bugs), if any. When significant limitations or errors are discovered, additional rounds of design modifications and fabrication are required prior to having functional and demonstrable chips for prospective customers and licensees. Although PSC1000 version chips have been sent to prospective customers in anticipation of production quantity orders, there can be no assurance that the Company during its continued testing or these prospects in their testing, will not identify errors requiring additional rounds of design and fabrication prior to commercial production. Additional delays could have an adverse effect on the marketability of the Company's technology.

      The Company has developed initial marketing materials, product manuals and application development tools for use by prospective licensees and customers. The manuals and tools are necessary to enable system designers to quickly and easily program the PSC1000 for specific applications.

      Management believes that the PSC1000 is ready for licensing or sale and that any additional changes encountered in current testing will be minor and can be made during initial production runs of PSC1000 chips for customers, when and if orders are obtained. Certain initial licensing discussions and customer demonstrations have commenced. However, there can be no assurance of market acceptance of the PSC1000 or the Company's ShBoom technology.

      BUSINESS STRATEGY. The increasing demand for embedded control has made the market for microcontrollers one of the largest segments of the semiconductor logic market. The Company's strategy does not entail competing directly with suppliers who have multiple chips in various market segments, but on identifying certain market niches that would benefit from the advanced features of the ShBoom-architecture embedded microprocessors and its corresponding low system cost.

      The Company has commenced marketing efforts directed towards cultivating prospective licensees, identifying product enhancement partnerships, identifying prospective OEM products to benefit from the technology, and reviewing prospects for in-house electronic products possible with the speed/performance characteristics of the ShBoom architecture. As a small one chip company, the Company is at a distinct disadvantage in competing against established chip suppliers, even if the ShBoom technology exhibits superior price performance. Other factors such as product support capability, reputation, languages, development tools and operating systems can influence decision making. Accordingly, it will be difficult for the Company to compete without establishing a partnering or licensing arrangement with a more established company. Although such arrangements are common in the industry, there is no assurance the Company can successfully establish any relationship.

      Because of the above factors and competitive conditions, management intends to focus initial efforts on the Java processor business, a new but highly-competitive field without an established base of chips and for which management believes the ShBoom architecture has certain technical advantages. Licensing and partnering relationships are also intended to be targeted to overcome some of the above factors.

      Management believes that the ShBoom architecture is suited for controller applications requiring high-performance and low system cost, such as laser printers, dot-matrix printers, video terminals, robotics, motion controllers, industrial controllers, digital communication devices, video games, cable and satellite modems and TV set-top boxes. The Company expects that early licensing of the technology and product applicationswill focus on embedded control.

      In March 1996 the Company appointed Evolve Software, Inc., a wholly-owned subsidiary of Universal Electronics, Inc., as its exclusive ShBoom microprocessor representative to the major TV set-top box, satellite and cable modem manufacturers. In June 1996 the Company appointed Compunetics Incorporated, a private company controlled by a director of the Company, as its exclusive ShBoom microprocessor representative to the three major U.S. auto producers. Also in July 1996 the Company appointed Premier Technical Sales, Inc. as the primary marketing representative organization in the U.S. They will be responsible for representing the PSC1000 to a wide range of prospective embedded control users. The Company anticipates appointing additional representatives in other markets and/or for other distribution channels.

      Management believes the appropriate approach for the Company initially lies in a balanced effort of cultivating licensees and developing specific product enhancement partnerships, producing OEM products, developing innovative in-house products, and providing technical support to third parties on a contract basis. The overall balance of these approaches will be monitored and modified as management attempts to ascertain and capitalize on the highly dynamic and competitive embedded microprocessor market. There can be no assurance that the Company can successfully exploit its ShBoom microprocessor technology.

      Subject to the availability of financial and personnel resources, while the Company is commercializing the current version of the ShBoom technology, the Company's strategy is to also design and develop future versions of the chip with more demanding sub-micron technology and with more features. However, the Company's resources are limited and there can be no assurance the Company will be able to continue chip enhancement.

      Since the Company's current chip design uses older and less challenging fabrication technology (0.8 micron double-metal CMOS), management believes, but there can be no assurance, that there are a number of domestic and foreign contract fabrication facilities with the capacity to produce the Company's chips in reasonable quantities. The Company has elected to shrink or redesign the chip to smaller sub-micron technology (0.5 micron double-metal CMOS) in order to improve speed and reduce silicon cost. Generally, as the size is reduced, arranging for contract fabrication involves greater challenge and risk. The Company does not have any arrangement or agreement for contract fabrication of its chip and there can be no assurance of future supply. Many prospective licensees or large volume users have access to fabrication resources such that they will not be reliant upon the Company's ability to arrange for chip production.

      COMPETITION. The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and foreign competition in many markets. The industry consists of major domestic and international semiconductor companies, most of which have greater financial, technical, marketing, distribution, development and other resources than the Company. The market for microprocessors and for embedded control applications is estimated at over two billion parts annually and is equally competitive.

      While the Company's strategy is to target high-volume licensees and to target markets requiring more sophisticated but low-cost devices, the Company can still expect significant competition. The Company may also elect to develop embedded control system products utilizing the ShBoom architecture for itself or by contract for other manufacturers.

      The Company expects that the PSC1000, if successfully commercialized in the embedded controller market, will compete with a variety of 16/32-bit microprocessors manufactured by major competitors including Intel, Motorola, NEC, Zilog, Advanced Micro Devices. As a Java processor, the Company expects its PSC1000 will compete with a broad range of microprocessors including most modern standard logic chips such as the Pentium, PowerPC, 80486, Sparc and ARM. A number of major companies have recently announced chips targeted for low-cost Internet Terminals including Sun Microsystems, Inc. and Digital Equipment Corp. These companies have much greater resources than the Company.

      A new entrant, such as the Company, is at a competitive disadvantage to these and other established producers due to the lack of product performance experience, lack of experience by customers in using application development systems and no record of technical service and support.

ISDN DIGITAL MODEM TECHNOLOGY

      TECHNOLOGY DESCRIPTION. The Integrated Services Digital Network (ISDN) is a set of digital transmission protocols that virtually all of the world's communications carriers have adopted as a standard. ISDN brings the digital network to the individual user by turning the same twisted-pair copper telephone line into a high-speed high-capacity ISDN line with the capacity for three transmissions (two voice, fax or computer conversations and one data conversation) to happen at the same time. Further up to eight separate devices (telephones, computers, fax machines, etc.) can be connected to the same ISDN line and each given separate telephone numbers. In many home and business applications, the use of an ISDN line provides dramatically increased speed and, by allowing multiple uses of one line, improved economics over multiple lines. ISDN service is easily connected by local telephone companies.

      PATRIOT'S ISDN PRODUCT. The Company has designed a line of ISDN interface products for high speed, cost effective digital communications through telephone networks. The Company's first product, the CyberShark, is a computer compatible plug-in terminal adapter card (a digital modem) targeted to allow homes, small businesses and telecommuters to use ISDN to access networks and the Internet. By allowing full use of an ISDN line to achieve up to 128Kbps (2-64Kbps B channels), the CyberShark terminal adapter provides over four times the data rate of the fastest analog modems currently available. It provides the needed bandwidth to support video conferencing, Internet voice products and 3D Internet interfaces.

      The CyberShark has been prototyped and the Company has produced the first units for testing and plans to produce 1,000 units for initial marketing and distribution which is expected to commence during the first six months of fiscal 1997. The CyberShark is based upon software licensed on a non-exclusive basis from a provider of ISDN protocol software. The product is primarily targeted for Internet users, the vast majority of which are using slow analog modem access. The use of CyberShark and an ISDN line offers dramatically improved Internet utility, at costs competitive with current access methods.

      The major features of the CyberShark are:
     - Allows economical ISDN connectivity to the Internet for E-mail, news, file transfer and Internet phone or videoconferencing.
     - Connects directly to an ISDN telephone line without the additional hardware required by some terminal adapters.
     - Compatible with all major communications packages.
     - First low cost terminal adapter to provide serial access to both B channels offering true 128Kbps connectivity.

      The Company intends to add features and capabilities to the current product through software upgrades and hardware revisions. Planned software upgrades will allow bandwidth on demand up to 144Kbps and around-the-clock connectivity. Hardware revisions are expected to reduce costs, allow traditional telephones and fax machines to be connected to the CyberShark to maximize ISDN economics for the small user, and add a ShBoom-architecture microprocessor to handle more complex protocols and data compression to improve effective bandwidth and further reduce costs.

      PRODUCTION AND MARKETING. The Company's strategy is to have the product manufactured on a sub-contract basis. Effective February 28, 1996, the Company entered into a non-exclusive manufacturing agreement and line of credit with Labway Corporation, a Taiwan-based contract manufacturer. Labway Corporation has agreed to manufacture the CyberShark product for the Company and has agreed to provide deferred payment for up to 60 days on up to $250,000 of billings from the date of shipment. The delayed payment terms extend for an initial period from May 1, 1996 to October 31, 1996, subject to renegotiation and extension at that time. However, the Company is not required to utilize Labway Corporation for its CyberShark product manufacturing and since important price and delivery terms are yet to be negotiated, there is no assurance that this arrangement will be beneficial to the Company.

      The CyberShark is expected to retail for under $400. The Company intends to market the product through Internet service providers (businesses that provide individuals and businesses access to the Internet through a local telephone number), direct sales, sales through Internet marketers and ISDN equipment resellers. Effective February 28, 1996 the Company entered into a non-exclusive distribution and representation agreement with Innoware, Inc., a wholly-owned subsidiary of Labway Corporation based in San Diego, California. Innoware, Inc. currently markets multimedia products (sound cards, video cards and communication cards for PC's) to PC system OEMs, PC peripheral distributors and computer retailers. There can be no assurance that Innoware, Inc. will be successful in representing the Company's CyberShark products to its existing customers or new customers.

      COMPETITION. There are a number of ISDN terminal adapters offered by competitors including Ascend Communications, Inc., Motorola, Inc., ISDN-tek, Inc., Zyxel, Digi International and U.S. Robotics. These companies have substantially greater resources than that of the Company. Although not all of these offer PC plug-in card terminal adapters directly competitive with that of the Company's proposed product, there can be no assurance additional direct competitors will not introduce competitive products. The Company believes its product will be competitive on both features and price with the known products in the marketplace or those known by management to have been announced. ISDN modems also compete with traditional analog modems and with other interface technologies such as cable modems, accordingly this field is subject to rapid technological change and fierce competition.

      The Company does not believe it can avail itself of patent protection on the product as currently designed, although future versions of the product currently envisioned may have patentable features.

RADAR AND ANTENNA TECHNOLOGY

      BACKGROUND. During the period from 1980-1983, Mr. Norris developed a technique employing microwave radiation to penetrate the earth's surface. This radar technology relates to "ground penetrating radar" or "GPR."

      GPR technology is one of many of a family of geophysical tools and sensing technologies which include seismic, electromagnetics, gravity, borehole sampling and other techniques. GPR is a technique for producing profiles of subsurface strata and features by emitting radar waves and recording the reflected signals. Theoretically, it has long been known that properly focused electromagnetic waves penetrate the earth's surface and that, in the process, a portion of the energy introduced is backscattered or reflected to the surface. GPR detects changes in the propagation velocity of electromagnetic energy in the ground. Such changes typically result from variations in the water content as well as the mineralogy of the rock or structures encountered.

      The limitations of existing equipment results in part from the electrical conductivity of subsurface strata. For example, dry sands and limestone have low conductivity and wet clay has very high conductivity thus absorbing radar waves and resulting in less reflection. Accordingly, the type of strata encountered limits GPR effectiveness. Another limitation is the frequencies utilized. The penetration depth generally varies inversely with the frequency. High frequencies provide less penetration with higher resolution and lower frequencies provide greater penetration but less resolution.

      The Company's research and experimentation with GPR equipment has focused on two broad aspects, sensing and computer processing. Sensing technology primarily relates to devices used for radar wave generation and antennae used for transmission and reception. Computer processing includes the conversion, compression, storage, analysis and visualization of reflected wave forms.

      GPR TECHNOLOGY DESCRIPTION. The Company has been engaged in developing and improving sensors (wave generators and antennae) and in developing and improving the processing, conversion, compression, storage, and visualization (collectively, computer processing) of GPR data. The Company has innovated proprietary techniques for wave generation and proprietary antennae for the sending and receiving of data. Further, the Company uses proprietary methods to capture and computer process returned signals.

      As a consequence of the Company's innovations, the Company has assembled a mobile prototype version of its GPR technology. This prototype encompasses a blending of laboratory equipment (with internal software and hardware custom configured and modified to function as desired) and specialized components including antennae, power generators and amplifiers.

      The Company's prototype has been designed as a general purpose device for testing and evaluation purposes. The prototype has demonstrated the ability to penetrate multiple solid objects (walls and barriers) and identify return signals from additional objects such as walls, persons and manmade barriers. In certain ground strata, the Company has been able to resolve objects of six inch size at approximately ten feet in depth.

      The existing prototype generates two-dimensional "field-grade" images with additional data stored for advanced computer processing off the imaging site on more powerful computers. The Company believes there are opportunities available to improve the computer processing aspects of its technology to provide more subsurface information.

      Although the Company's GPR device is still in development, management believes it has several advantages over existing commercial systems. Patriot's device does not require contact with the ground providing enhanced mobility, extended area coverage and the ability to look sideways (for example through walls and in mine shafts). Patriot's system is designed to provide images on-site thereby providing timely subsurface information allowing modification to the surveying strategy.

      The Company has filed a U.S. patent application on certain of its sensing (antenna) technology that may have other applications in communications and other forms of radar. Other aspects of the GPR system are being maintained as trade secrets, although additional patents may be filed in the future.

      STAGE OF DEVELOPMENT OF GPR TECHNOLOGY. The Company commenced active development of its GPR technology in April 1992. By May 1993 the Company was able to demonstrate the sensing, processing and crude visualization of images from its technology and by May 1994 the Company had completed its prototype device. Since May 1994 the Company has focused its efforts and limited financial resources on the ShBoom technology and the ISDN technology effectively suspending development and most marketing efforts.

      The Company's prototype system is used for limited prospective customer and user evaluations of the technology. The Company has demonstrated using the technology to detect plastic mines, side viewing through walls and solid structures for detection of bodies or other objects, and viewing of plastic pipes and other underground objects.

      It is anticipated that most users will require more specifically tailored equipment and multiple devices. Commercialization of the GPR technology would require additional development to replace the laboratory equipment with specifically designed components to minimize cost and weight and improve portability.

      There can be no assurance that a commercially viable device will be produced and the Company has no existing users or customers nor can there be assurance any prospective users will select the Company's device over competitive devices (See "Competition").

      GAS ANTENNA TECHNOLOGY. In September 1994 the Company filed a patent application on certain technology invented during its radar development. Immediately upon receiving notice of allowance, the invention was classified secret by the U.S. Department of Commerce in June, 1995 at the request of a defense agency. This technology is not currently used in and is separate and apart from the GPR technology, although it may be employed in the GPR technology in the future.

      In January 1996 the Company filed an application seeking declassification of the technology and in June 1996 was advised that de-classification had been approved and that the U.S. patent will soon issue. The recent de-classification now allows the Company to exploit the technology to both governmental and commercial customers.

      The Company's gas antenna technology employs ionized gas as the conducting element of an antenna. This is a fundamental change from traditional antenna design which generally employs solid wires as the conducting element. Management believes ionized gas is an efficient conducting element with a number of advantages. Since the gas is ionized only for the precise time of transmission or reception, ringing and associated effects of solid wire antenna design is reduced. The design allows for extremely short pulses, important to many forms of digital communication and radar. The design further provides the opportunity to construct an antenna that can be dynamically reconfigured for frequency, direction, bandwidth, gain and beamwidth. Management believes antennas can be designed that are low in weight, small in size and with lower power consumption than traditional solid wire antennae.

      There can be no assurance that the Company can successfully exploit this technology.

      BUSINESS STRATEGY. The Company does not presently have the technical staffing or resources to pursue further development to commercialize a GPR system for the above markets or to exploit the gas antenna technology. The Company's strategy is to use its GPR and gas antenna prototypes to demonstrate to prospective users the Company's capabilities and to seek partnering arrangements to develop custom commercial devices for specific applications. The Company's marketing activities to date have been very limited and are focused primarily towards governmental agencies. The strategy is to seek sponsorship to assist in further development and commercialization of the present technology. There can be no assurance that the Company can obtain any outside assistance or successfully complete development and commercially exploit its GPR or gas antenna technology.

      The Company has identified plastic mine detection as a potentially viable application of the GPR technology. According to U.S. Army estimates, as reported by the Wall Street Journal on May 17, 1996, there are at least 3.2 million land mines planted in Bosnia, Croatia and Serbia and according to U.N. information, as reported by Business Week on February 5, 1996, there are over 100 million land mines buried in 64 countries around the world. Although the Company has not performed any competitor review, based on conversations with various U.S. governmental officials management does not believe a commercially viable competitive electronic system exists to detect plastic mines, although there are a large number of competitors addressing this opportunity.

      The Company's GPR prototype has indicated an ability to detect plastic mines in early testing. The Company has designed, but not produced or tested, a system that rather than providing a vertical slice subsurface image, provides a camera view from above. Management believes this method has technical and user advantages. The Company is in the stage of presenting its proposals to various government agencies but there can be no assurance of future contracts or grants to further develop the technology for mine detection. The Company anticipates that one or more ShBoom-architecture microprocessors will be employed in future versions of portable GPR systems when microprocessors become commercially available.

      The Company has not yet determined how its GPR or gas antenna technology will be marketed and sold, such to be dependent on the type of relationships obtained, if any. It could license the technologies, manufacture and sell completed instruments or devices, or perform sub-surface GPR analysis on a contract basis, or engage in a combination of one or more of these strategies.

      COMPETITION. The segment of the electronics industry which involves the manufacture and sale of GPR equipment is not really large or cohesive enough to be referred to as an "industry" but is more a specialized subset of geophysical tools which include seismic equipment and other geophysical and scientific instruments. The antenna industry is very competitive and consists of a large number of companies with substantial resources, a large installed base, established government and commercial relationships, and large research and development staffs.

      To the Company's knowledge, the major producers of GPR equipment or technology for commercial use are GSSI, Inc., a wholly-owned subsidiary of OYO Corporation, Pulse Radar, Inc., Airborne Environmental Surveys, Sensors and Software, Inc., a Canadian company and radar technology developed and being licensed by the Lawrence Livermore National Laboratory. In addition there appears to be a large number of both academic and independent companies engaged in GPR development, some which may have operating GPR devices being used for a variety of applications. For example, an airborne GPR device was developed by a Swedish government agency. There may also exist additional manufacturers of GPR equipment or other companies or government agencies with existing GPR technology or under development that are unknown to the Company. It is possible that any such technology developed by others may be further advanced than the Company's technology.

      The Company has not yet developed a commercially marketable prototype of its GPR or gas antenna technology. Most of the Company's potential competitors are actively engaged in operations and have had time to develop product recognition and market share and may have more financial and other resources than the Company.

RESEARCH AND DEVELOPMENT

      The Company's current development efforts are focused on the introduction of the PSC1000 microprocessor and ISDN digital modems anticipated during the first quarter of fiscal 1997. The development of the Company's technologies has taken longer than anticipated by management and could be subject to additional delays. Therefore there can be no assurance of timely completion of the PSC1000 for initial marketing or of the commercial availability of ISDN digital modems nor that if available that they will be on a cost-effective basis, or that if introduced, that these products will achieve market acceptance.

      The Company incurred research and development expenditures of $1,036,245 and $928,107 for the fiscal years ended May 31, 1996 and 1995, respectively, on its technologies. The majority of the Company's expenditures in fiscal 1996 were expended on the ShBoom technology development. To date, the Company has expensed internal software development costs as incurred. The Company believes that technical advances are essential to its success and expects that it will continue to expend substantial funds on research and development on its technologies; however, there can be no assurance that such research and development efforts will result in the design and development of competitive technologies in a timely manner.

LICENSES, PATENTS, TRADE SECRETS AND OTHER PROPRIETARY RIGHTS

      The Company relies on a combination of patents, copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect its proprietary technologies. The Company pursues a policy of seeking the issuance of patents that it considers important to its business to protect inventions and technology that support the Company's microprocessor and radar and antennae technologies.

      The Company has two U.S. patents issued and has twelve U.S. patents pending, most dating back to 1989, on the ShBoom microprocessor technology. The Company has one ShBoom technology patent pending in five European countries and Japan and may file additional applications under international treaties depending on an evaluation of the costs and anticipated benefits that may be obtained by expanding possible patent coverage.

      In addition to such factors as innovation, technological expertise and experienced personnel, the Company believes that a strong patent position is becoming increasingly important to compete effectively in the semiconductor industry. It is common in the semiconductor industry that it may become necessary or desirable in the future for the Company to obtain patent and technology licenses from other companies relating to certain technology that may be employed in future products or processes. To date, the Company has not received notices of claimed infringement of patents with any existing processes or products, but due to the nature of the industry, the Company may receive claims in the future. Likewise, the Company believes that it may have claims against other semiconductor companies should certain of its pending patents be favorably granted, but there can be no assurance thereof nor assurance that the Company could successfully exploit any potential claims against larger competitors.

      The Company has not yet adopted a position on whether or not it is obligated to pay certain royalties on aspects of the ShBoom technology specified in prior agreements between nanoTronics Corporation and previous inventors. The Company purchased the ShBoom technology but did not assume royalty obligations of nanoTronics under its prior agreements, but provided certain limited indemnities to nanoTronics regarding royalties, if it is determined they are payable. The Company believes that certain royalty provisions with previous inventors may have been extinguished by prior transactions or otherwise. A determination of the amount of royalties, if any, is also dependent on an evaluation of the technology contributed by previous inventors and that contributed by nanoTronics Corporation and the Company. Should the Company determine it is not obligated to make such royalty payments it may be subject to unindemnified claims relating to the failure to pay such royalties. The Company does not believe that provision for royalties would deter it from executing its business strategy, but could require increased prices or reduced operating margins.

      Pursuant to the Assets Purchase Agreement and Plan of Reorganization (Agreement) between the Company, nanoTronics Corporation and Helmut Falk (Falk), the Company was the recipient of a number of warranties and indemnities. The Company believes nanoTronics Corporation has been or is in the process of liquidation and due to Mr. Falk's death in July 1995, the Company may be limited in its ability to obtain satisfaction should it have any future claims pursuant to the Agreement.

      The Company has received notice of allowance on a U.S. patent application on its gas antenna technology and expects the patent to soon issue. The Company's ability to obtain protection in other countries may be limited due to the time delay caused by the secrecy order. The Company has one patent pending in the United States on antennae technology directly related to its GPR technology. No foreign application was made. Although plans in this regard are not definite, the Company's intention is to apply for patents only as to selected aspects of the Company's GPR and gas antenna technology in order to reduce the risk of infringement or duplication by competitors. Considering the rapid advancements in the field of electronics generally, the Company believes that its interests will be best served by treating as trade secrets non-patented components or instrumentation groups used in some of its technologies. There are a large number of patents owned by others in the radar and antenna fields generally and in the field of GPR specifically. Accordingly, although the Company is not aware of any possible infringement nor have any notices of claimed infringement been received, the Company may receive claims in the future.

      Certain base-ISDN software technology has been licensed to the Company by a third party. In addition to the protection afforded the Company through the ISDN technology license, if any, the Company has created its own software and hardware designs and intends to use copyright, trade secrets, software security measures and nondisclosure agreements to protect its proprietary technology and software. The Company has no patent applications pending with respect to its ISDN digital modem technology. Despite the Company's precautions, it may be possible for unauthorized third parties to copy aspects of, or otherwise obtain and use, the Company's ISDN technology and software without authorization. In addition, the Company cannot be certain that others will not develop substantially equivalent or superseding proprietary technology thereby substantially reducing the value of the Company's proprietary rights.

      There can be no assurance that any patents will issue from pending or future applications or that any patents that are issued will provide meaningful protection or other commercial advantage to the Company. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

      The Company generally requires all its employees and consultants, including its management, to sign a non-disclosure and invention assignment agreement upon employment with the Company.

EMPLOYEES

      The Company currently has five full-time and one part-time research and development personnel, one part-time marketing person and two full-time and one part-time administrative employee other than its executive officers. Mr. Norris and Mr. Putnam, only devote part time to the affairs of the Company. Mr. Carenzo devotes substantially full-time to the affairs of the Company (see "Item 9"). The Company also engages additional consultants as needed from time to time.

      The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel. The competition for highly qualified personnel is intense and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union and it considers its relations with its employees to be good.

GOVERNMENT REGULATION

      To the Company's knowledge, its intended products are not subject to governmental regulation by any federal, state or local agencies which would affect the manufacture, sale or use of its products. The Company cannot, of course, predict what sort of regulations of this type may be imposed in the future, but does not anticipate any unusual difficulties in complying with governmental regulations which may be adopted in the future. If any technical or rating standards of professional bodies (such as UL or SAE) are applicable to any equipment or components produced by the Company, it is management's intention to comply with such standards.

      The Company's proposed GPR device and antenna technology uses microwave radio waves. The use of such waves are regulated by the Federal Communications Commission (FCC) and should the Company elect to sell such devices their operation would have to meet applicable FCC rules and regulations. Management does not believe that the operation of the GPR prototype on contract analysis projects would require FCC approval.

      The Company has not incurred costs associated with environmental laws and does not anticipate such laws will have any effect or costs on the future business proposed by the Company.

ITEM 2. DESCRIPTION OF PROPERTY

      Effective October 1, 1993, the Company entered into a three year lease with an unrelated party for approximately 4,300 square feet at a monthly rate of $3,500. This space at 12875 Brookprinter Place, Suite 300, Poway, California contains approximately 3,100 square feet of improved space for office and technical personnel, and the balance is unimproved warehouse space being used as a testing and warehouse facility. Management believes this facility is adequate for the present needs of the Company for the next twelve months. Should the Company be unable or unwilling to extend the term of the current lease, management believes comparable facilities are generaly available in the San Diego area. Three research and development personnel are located in Los Gatos, California. The Company has executed a one year lease at a monthly rate of $1,975 commencing August 19, 1996 for 1,795 square feet of improved office space at 170 Knowles Drive, #200, Los Gatos, California as a research and development facility.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not involved in any threatened or pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's fiscal 1995 Annual Meeting of Shareholders held on May 17, 1996, the following members, constituting all the members, were elected to the Board of Directors: Elwood G. Norris, Robert Putnam, Donald R. Bernier, Richard D. McDaniel and Peter vR. Cooper.

      The following proposals were approved at the Company's Annual Meeting of
Shareholders:

                                                         Affirmative      Negative       Votes
                                                            Votes           Votes       Withheld
                                                            -----           -----       --------
1. Proposal to Approve the 1996 Stock Option Plan
   Covering an Aggregate of 1,500,000 Common Shares       10,836,289       651,713       196,506

2. Appointment of BDO Seidman, LLP as Independent
   Auditors of the Company                                18,167,640        36,815        34,665

3. Election of Directors
      Elwood G. Norris                                    19,312,985           600        62,965
      Robert Putnam                                       19,312,985           600        62,965
      Donald R. Bernier                                   19,312,985           600        62,965
      Richard D. McDaniel                                 19,312,985           600        62,965
      Peter vR. Cooper                                    19,312,985           600        62,965

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASD OTC Bulletin Board system maintained by the National Association of Securities Dealers, Inc. Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for the Company's Shares has been sporadic and at times very limited.

      The following table sets forth the high and low bid quotations for the Common Stock for the fiscal years ended May 31, 1996 and 1995.

                                                  BID QUOTATIONS
                                                  --------------
                                                   HIGH     LOW
      Fiscal Year Ended May 31,1996
        First Quarter                             $0.35    $0.12
        Second Quarter                            $0.76    $0.22
        Third Quarter                             $3.53    $0.47
        Fourth Quarter                            $3.97    $2.00

      Fiscal Year Ended May 31, 1995
        First Quarter                             $0.72    $0.12
        Second Quarter                            $0.44    $0.12
        Third Quarter                             $0.44    $0.09
        Fourth Quarter                            $0.31    $0.09

      The Company had approximately 137 shareholders of record as of August 9, 1996. At August 9, 1996 there were 29,811,975 shares of Common Stock issued and outstanding. The Company has never paid a cash dividend on its Common Stock and does not expect to pay one in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

      During the fiscal years ended May 31, 1995 and 1996, the Company's operations consisted primarily of research and development activities towards the development of the ShBoom microprocessor technology, the CyberShark technology, radar and antenna technology and administrative activities associated with financing and administrative operations and marketing expenditures incurred in initial phases of market exploration. The Company expended a total of $1,036,245 as research and development costs during the fiscal year ended May 31, 1996, primarily consisting of salaries and benefits, materials and components. This was an increase of $108,138 over the amount of $928,107 incurred during the previous fiscal year. The major change resulted from $89,000 of fabrication costs incurred in fiscal 1996 versus none in fiscal 1995 and an increase in depreciation expense of approximately $50,000.

      General and administrative costs were $1,186,342 during fiscal 1996 compared to $925,084 for fiscal 1995. The increase of $261,258 in fiscal 1996 included a $215,000 increase in consulting costs, a majority of which was non-cash costs incurred from the issuance of common stock for services. The balance of the increase resulted from a general increase in a number of administrative cost components.

      The Company incurred $186,080 of marketing expenditures during the 1996 fiscal year and $71,351 for the prior fiscal year. The increase resulted primarily from compensation expenses associated with initial marketing activities on the Company's ShBoom technology and the CyberShark ISDN product.

      The Company expensed $612,333 as amortization expense on purchased technology for each of the years ended May 31, 1996 and 1995.

      During fiscal 1996, the Company used cash of $1,273,378 in operating activities and $294,103 in investing activities for the purchase of equipment and patent costs. The Company obtained $1,300,000 from financing activities from the sale of common stock and the exercise of warrants. The Company anticipates research and development activities related to developing its technologies to continue at comparable levels during the next twelve months with an increasing emphasis on marketing initial ShBoom and CyberShark products.

PLAN OF OPERATION FOR NEXT TWELVE MONTHS; LIQUIDITY AND CAPITAL RESOURCES

      Since late 1989, the Company has been engaged in developing its technologies. The Company has not generated any operating revenues to date and there can be no assurance of future operating revenues. The Company's plan of operation for the next twelve months is to introduce ISDN products, introduce to market initial ShBoom-architecture microprocessor products, design future generations of the ShBoom and ISDN technologies and exploit the radar and antenna technology. To this end the Company anticipates continuing research and development expenditures at approximate current levels during the next twelve months with a continued emphasis on ShBoom technology expenditures. There can be no assurance the Company will be successful in exploiting its technologies.

      At May 31, 1996, the Company had working capital of $746,600 compared to working capital of $1,111,772 at May 31, 1995. Cash on hand at May 31, 1996 was $838,160. Other than its obligation pursuant to the remaining term on its office lease obligation aggregating $14,000 and an obligation for $50,000 upon a GPR prototype demonstration meeting specific criteria, the Company has no material commitments for capital or other expenditures. The Company has no other material sources of liquidity at this time. Based primarily on the prior fiscal year's rate of cash operating expenditures and current plans, management anticipates a base level of cash operating expenditures aggregating approximately $1,500,000 during the next twelve months. Should revenues commence, the Company may require additional personnel and expenditures not currently estimable by management.

      In addition to one full-time and two part-time executive officers, the Company presently has five full-time and one part-time research and development employees, one part-time marketing person and two full-time and one part-time administrative persons. Subject to availability of resources, management is seeking to hire one additional marketing and two additional technical personnel. Other than attempting to fill these slots, management has no current plans to hire additional personnel during the next twelve months except in response to specific new development opportunities or funding, or as required to support contract or commercialization activities, if any. Should CyberShark product or ShBoom product sales or licensing develop, the Company may be required to add technical and marketing support personnel. Likewise, if the radar or antenna technology should prove successful, then during the next twelve months the Company may require additional development, marketing and manufacturing personnel, the number dependent upon a variety of factors not presently determinable by management. The Company has in the past and may also in the future engage outside consultants for specific development or marketing tasks.

      The Company anticipates that it may require additional equipment, fabrication, components and supplies during the next twelve months, not included in the commitments outlined above, to continue development for the Company's technologies. Product introductions such as those contemplated for ISDN products and the PSC1000 microprocessor may require significant inventory and other expenditures not presently estimable by management. Further, if expanded development is commenced, or new generations of microprocessors or radar are accelerated beyond current plans, additional expenditures, not currently estimable by management, may be required.

      It is possible, therefore, that higher levels of expenditures may be required than currently contemplated by management resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise.

      Based on the above factors including the current rate of expenditures, anticipated additional expenditures and uncertainty as to future expenditures, the Company does not have sufficient funds for the next twelve months and will require funds from the sale of products or technology or from other sources or will be required to scale back or curtail certain activities. The minimum additional funding required for the next twelve months is estimated at approximately $700,000. Potential sources of future funds may include the sale of additional Company equity securities, some form of debt financing or the sale or licensing of certain of the Company's technologies. Should the warrants outstanding expiring in August 1996 be exercised in full the Company would realize $239,500 of gross proceeds. There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that such required funds will be available from the aforementioned or other potential sources. The lack of additional capital could force the Company to curtail or scale back operations and would therefore have an adverse effect on the Company's business. Further there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on existing shareholders of the Company.

TAX LOSS CARRYFORWARDS

      As of May 31, 1996, the Company has approximately $3,841,000 of tax loss carryforwards. A valuation allowance has been recorded for the net deferred tax asset of $1,945,000 arising primarily from tax loss carryforwards because, in the Company's assessment, it is more likely than not that the deferred tax asset will not be realized.

NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount and the adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.

ITEM 7. FINANCIAL STATEMENTS

      The financial statements required by this item begin on page F-1 with the index to financial statements followed by the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

      The current directors and executive officers of the Registrant, their ages, positions held in the Company and duration as such, are as follows:

     NAME                      AGE        POSITION AND OFFICES                DIRECTOR SINCE
     Elwood G. Norris          57         Chairman and Director                  August 1989
     Michael A. Carenzo        55         President, CEO and Director              June 1996
     Robert Putnam             38         Secretary, Treasurer, Director         August 1989
     Donald R. Bernier         54         Director                              January 1995
     Richard D. McDaniel       71         Director                             December 1995
     Peter vR. Cooper          40         Director                              January 1996

      The terms of all directors will expire at the next annual meeting of the Company's shareholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors. No family relationship exists among the Company's management members.

BIOGRAPHICAL INFORMATION

      ELWOOD G. NORRIS. Mr. Norris has been a director of Patriot since 1989 and served as Chairman and CEO until June 1994. In June 1995 he was again appointed President and CEO due to the illness of Mr. Falk. Since March 1988 he has been a director of Norris Communications Corp. ("NCC"), a public company engaged in electronic product development, distribution and sales. Until October 1995, when he became Chief Technology Officer, he was also President of NCC. Since August 1980 he has also been a director of American Technology Corporation ("ATC"), a publicly held consumer electronics products company, and served as its President and CEO until February 1994. Mr. Norris is an inventor with over twenty U.S. patents primarily in the fields of electrical and acoustical engineering. He invented the base GPR technology and the gas antenna technology owned by the Company. Mr. Norris devotes only part-time services to the Company, approximately 25 hours per week. Mr. Norris was replaced as President and CEO on June 1, 1996 by Mr. Carenzo whereupon Mr. Norris was appointed Chairman.

      MICHAEL A. CARENZO. Mr. Carenzo has been a Senior Partner of CADWA Associates, a management consulting group specializing in extended executive consulting assignments, from July 1994 to the present. Prior to joining the Company, he devoted a majority of his consulting efforts developing strategic alliances and international markets at the senior executive level with the Coors Ceramics division of NYSE listed ACX Technologies Inc. From February 1992 to June 1994, he served as President and Director of Datakey Inc., a public company engaged in semiconductor-based manufacturing of portable memory devices. Prior to February 1992, Mr. Carenzo served 22 years with the DuPont Co., where he held a number of key executive positions with the DuPont Electronics Group. Mr. Carenzo is a 1966 graduate of American International College where he received a B.S. degree in Business. Mr. Carenzo has entered into an employment contract and became President, CEO and Director effective on June 1, 1996. Mr. Carenzo will devote at least 80% of his time to the Company during the first seven months of his employment during which he will wind down his outside consulting activities and thereafter he will devote full-time to the Company.

      ROBERT PUTNAM. Mr. Putnam has been since 1989 Secretary and Treasurer of the Company. Since 1988 he has served as Secretary of NCC. Since 1984 he has been a director of ATC, where he served as Secretary/Treasurer from 1984 until February 1994 when he was appointed President and CEO. He received a B.A. degree in Mass Communication/Advertising from Brigham Young University in 1983. Mr. Putnam devotes only part-time services to the Company, approximately 10 hours per week.

      DONALD R. BERNIER. Mr. Bernier founded in 1971 Compunetics Incorporated, a Troy, Michigan-based electronics firm of which he is owner and President. Compunetics engages in contract research and development, specializing in microelectronics primarily for the automotive industry.

      RICHARD D. MCDANIEL. Mr. McDaniel retired as Chairman and CEO of The First National Bank of North East, Maryland in 1987. He is presently engaged in private investment banking and personal investments. Since 1960 he has been Chairman of McDaniel Enterprises, Inc., a Wilmington, Delaware based family holding company and since 1993 has been Chairman and owner of XRA, Ltd. and GP America, Inc., importers and distributors of medical X-ray film. In July 1995 he became Chairman of Smart Business Systems, a copier and facsimile equipment distributor. He graduated with a degree in Business from the University of Delaware in 1950.

      PETER vR. COOPER. Mr. Cooper has been an officer, director and owner of Virtual Research Corporation, a Westlake Village, California-based software firm since its founding in 1986. He is currently its President. Virtual Research Corporation provides hardware, software and consulting services to the insurance industry. Mr. Cooper previously held senior management systems positions at Delphi Systems Inc. and Promethean Systems Inc. both which supplied hardware, software and services to vertical market industries. Mr. Cooper received his B.A. Degree in Economics from the University of California at Los Angeles in 1979.

GENERAL CONFLICTS OF INTEREST

      Certain conflicts of interest now exist and will continue to exist between the Company and its officers and directors due to the fact that they have other employment or business interests to which they devote some attention and they are expected to continue to do so. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company and its management or management-affiliated entities. There can be no assurance that members of management will resolve all conflicts of interest in the Company's favor. The officers and directors are accountable to the Company as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling the Company's affairs. Failure by them to conduct the Company's business in its best interests may result in liability to them.

      It is conceivable that the respective areas of interest of the Company, ATC and NCC could overlap or conflict. The Company believes that although each of the three corporations are involved in the electronics industry, the respective areas of focus, products and technology directions of the three companies are sufficiently distinct such that no conflict in business lines or executive loyalties will result. Because of this unlikelihood, no steps have been taken to resolve possible conflicts, and any such conflicts, should they arise, will be addressed at the appropriate time.

      The Company hired an experienced President and CEO effective June 1, 1996 whereupon Mr. Norris became Chairman and will be responsible primarily for radar and antenna development.

SPECIAL CONFLICTS OF INTEREST

      Officer and director Robert Putnam also acts as secretary of NCC and president and chief executive officer of ATC, both companies effectively controlled by Elwood Norris. The possibility exists that these other relationships could affect Mr. Putnam's independence as a director of the Company.

      The Company has not provided a method of resolving these conflicts (such as recusal from voting as directors, obtaining an independent third-party evaluation of proposed actions, and the like) and probably will not do so, partly due to inevitable extra expense and delay any such measures would occasion and partly because Mr. Norris and Mr. Putnam do not represent a majority of the Board of Directors and do not control the outside directors. Mr. Norris and Mr. Putnam are obligated to perform their duties in good faith and to act in the best interest of the Company and its shareholders, and any failure on their part to do so may constitute a breach of their fiduciary duties and expose them to damages and other liability under applicable law. While the Company's Certificate of Incorporation excludes liability of directors for monetary damages based on breach of their fiduciary duties as directors (See "Exclusion of Director Liability" below), Mr. Norris and Mr. Putnam also are employees and officers of the Company, and no such exclusion shields them from damages for any action taken in their capacities as officers and employees.

INDEMNIFICATION OF OFFICERS, DIRECTORS AND OTHERS

      As permitted by Delaware law, the Company's Certificate of Incorporation provides that the Company will indemnify its officers, directors, employees and agents against attorneys' fees and other expenses and liabilities they incur to defend, settle or satisfy any civil or criminal action brought against them arising out of their association with or activities on behalf of the Company unless, in any such action, they are adjudged to have acted with gross negligence or to have engaged in willful misconduct. The Company may also bear the expenses of such litigation for any such persons upon their promise to repay such sums if it is ultimately determined that they are not entitled to indemnification. Such expenditures could be substantial and may not be recouped, even if the Company is so entitled. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

EXCLUSION OF DIRECTOR LIABILITY

      Pursuant to the General Corporation Law of Delaware, the Company's Certificate of Incorporation excludes personal liability on the part of its directors to the Company for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of Section 174 of the General Corporation Law of Delaware, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires the Company's officers, directors and persons who own more than 10% of a class of the Company's securities registered under Section 12(g) of the Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on its review of copies of the reports it received from persons required to make such filings and its own records, the Company believes that from the period June 1, 1995 through July 15, 1996, all persons subject to the Section 16(a) reporting requirements timely filed the required reports, except as follows:

      - Mr. Michael A. Carenzo's Form 3 due on June 10, 1996 was filed after the due date for such form.

ITEM 10. EXECUTIVE COMPENSATION

      There is shown below information concerning the compensation of the Company's chief executive officers (a Named Officer) for the fiscal year ended May 31, 1996. Compensation for the other four most highly compensated executive officers (also Named Officers) is not required nor presented as no such other executive officer's salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                 Annual Compensation                Long-Term Compensation
                                 -------------------                ----------------------
     Name and              Fiscal                                 Options           All Other
Principal Position          Year       Salary      Bonus       (# of Shares)      Compensation
- ------------------         ------      ------      -----       -------------      ------------
Elwood G. Norris            1996     $ 60,693       Nil        50,000 shares           None
 President and CEO (1)      1995     $ 43,599       Nil             None               None
                            1994     $ 42,000     $10,000           None          $1,875,000(2)

Helmut Falk                 1996     $  9,231       Nil             None               None
 Chairman, President and    1995     $104,069       Nil             None               None
 CEO (3)

     (1) Mr. Norris served as CEO from 1989 to June 1994, upon the appointment of Mr. Falk as Chairman, President and CEO. He was reappointed President and CEO on June 5, 1995 due to Mr. Falk's illness and served in such capacity until June 1, 1996 when Mr. Michael A Carenzo was appointed President and CEO.

     (2) In 1989 the Company issued 5,000,000 common shares to Mr. Norris in connection with the acquisition of certain GPR radar technology. At the time of the acquisition the shares were recorded at nominal value and placed in escrow subject to performance based conditions. One condition of release was an independent valuation report to satisfy the valuation provisions which Mr. Norris provided to the Company for the release of all of the 5,000,000 common shares. However, the acquisition of the technology from nanoTronics resulted in a termination of the escrow and pursuant to the terms thereof the shares were released to Mr. Norris. In accordance with generally accepted accounting principles the Company recorded noncash compensation expense computed as the difference in the fair value of the shares at release less the fair value at the date they were placed in escrow for a total of $1,875,000.

     (3) Mr. Falk served as Chairman from June 1994 until his death on July 6, 1995. He also served as President and CEO from June 1994 to June 5, 1995.

      No Named Officer received any form of non-cash compensation from the Company in the fiscal year ended May 31, 1996 or currently receives any such compensation.

      The Company maintains employee benefits that are generally available to all Company employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan. There were no Company matching contributions under the 401(k) plan to the Named Officers during the fiscal year ended May 31, 1996.

OPTION GRANTS

      Shown below is further information on grants of stock options pursuant to the Company's 1996 Stock Option Plan to the Named Officer reflected in the Summary Compensation Table shown above.

             OPTION GRANTS TABLE FOR FISCAL YEAR ENDED MAY 31, 1996

                                            Percent of Total
                         Number of          Options Granted           Exercise    Expiration
      Name            Options Granted  to Employees in Fiscal Year      Price        Date
      ----            ---------------  ---------------------------    --------    ----------
      Elwood G. Norris     50,000                  3.0%                 $2.30       4/22/99

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

      There were no options exercised by Named Officers during the fiscal year ended May 31, 1996. The following table provides information on unexercised options at May 31, 1996:

                          FISCAL YEAR-END OPTION VALUES

                        Number of Unexercised            Value of Unexercised
                           Options Held At              In-The-Money Options At
                             May 31, 1996                    May 31, 1996
                             ------------                    ------------
Name                         Exercisable                     Exercisable
- ----                         -----------                     -----------
Elwood G. Norris                50,000                         $50,500

(1) Based on the last sale price at the close of business on the last trading day of the fiscal year of $3.31.

      The Company has not awarded stock appreciation rights to any employee of the Company and has no long-term incentive plans, as that term is defined in Securities and Exchange Commission regulations (other than a $50,000 demonstration bonus payable to Mr. Norris upon successful demonstration of a prototype GPR device meeting specified performance criteria, see "Certain Transactions").

      During the fiscal year ended May 31, 1996, the Company did not adjust or amend the exercise price of stock options awarded to the Named Officer nor other persons, and the Company has no defined benefit or actuarial plans covering any person.

COMPENSATION OF DIRECTORS

      No direct or indirect remuneration has been paid or is payable by the Company to the directors in their capacity as directors other than the granting of stock options. It is anticipated that during the next twelve months that the Company will not pay any direct or indirect remuneration to any directors of the Company in their capacity as directors other than in the form stock option grants or the reimbursement of expenses of attending directors' or committee meetings.

EMPLOYMENT CONTRACTS

      Mr. Norris may be entitled to future compensation pursuant to agreements described in "Certain Transactions". The Company has an employment agreement dated November 20, 1995 with Mr. Norris, the Company's Chairman, for a three year term providing for a base salary of $60,000 with annual increases of 5% on each June 1. The Company may terminate Mr. Norris' employment with or without cause, but termination without cause (other than disability or death) results in a lump sum severance payment of 24 months salary. Likewise upon a change in control, as defined in the agreement, Mr. Norris may elect to terminate employment and obtain a lump sum severance payment of 24 months salary.

      The Company entered into an employment agreement dated as of May 8, 1996, approved by the Company's directors and executed on May 17, 1996, with Mr. Carenzo providing for his employment as President and CEO effective June 1, 1996. The agreement is for a three year term providing for a base salary of $90,000 per year with an increase in the second year to at least $108,000 as determined by the Board of Directors. The agreement provides for incentive bonuses in certain instances with a bonus of at least $45,000 guaranteed for the first year. The Company may terminate Mr. Carenzo's employment with or without cause, but termination without cause (other than disability or death) results in a lump sum severance payment ranging, depending on length of service, from six to twelve months salary plus any prorated earned bonuses. Likewise upon a change of control, as defined in the agreement, Mr. Carenzo may elect to terminate employment and obtain a lump sum severance payment ranging, depending on length of service, from six to twelve months salary plus any prorated earned bonuses. The Company has granted Mr. Carenzo options to purchase 900,000 common shares, 90,000 vesting on June 1, 1996 and the balance vesting monthly in equal amounts over three years subject to earlier vesting based on certain events.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of August 9, 1996, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as otherwise noted.

                  Name and Address                  Amount & Nature
 Title            of Beneficial                      of Beneficial            Percent
of Class          Owner                                Ownership              of Class
- --------          ----------------                  ---------------           --------
Common stock      nanoTronics Corporation             10,000,000(1)             33.5%
par value         attn: Gloria Felcyn, CPA
$.00001           14395 Saratoga Ave., Suite 110
                  Saratoga, California 95070

SAME              Elwood G. Norris                     4,770,000(2)             16.0%
                  12875 Brookprinter Place #300
                  Poway, California 92064

SAME              Richard D. McDaniel                  1,050,000(2)(3)(4)        3.5%
                  12875 Brookprinter Place, #300
                  Poway, California 92064

SAME              Michael A. Carenzo                     900,000(8)              2.9%
                  12875 Brookprinter Place, #300
                  Poway, California 92064

SAME              Robert Putnam                          116,666(5)               *
                  12875 Brookprinter Place, #300
                  Poway, California 92064

SAME              Donald R. Bernier                       50,000(6)               *
                  12875 Brookprinter Place #300
                  Poway, California 92064

SAME              Peter vR. Cooper                        50,000(2)               *
                  12875 Brookprinter Place #300
                  Poway, California 92064

                  All directors & officers             6,936,666(7)             22.4%
                   as a group (6 persons)

     * Less than 1%.

     (1) These shares have been issued but 5,000,000 are subject to an escrow arrangement as described in "Certain Transactions" below. The shares were originally issued to nanoTronics in connection with the ShBoom technology acquisition. The Company has been advised by the transfer agent that it is in the process of transferring these shares to the Helmut Falk Family Trust, Gloria Felcyn, Trustee. The Company has no information on the beneficial control of these shares.

     (2) For each of Messrs. Norris, McDaniel and Cooper, the amount includes 50,000 shares issuable upon the exercise of immediately exercisable outstanding stock options granted pursuant to the 1996 Stock Option Plan.

     (3) Includes 1,000,000 common shares held by Sea Ltd., a corporation over which Mr. McDaniel may direct certain voting and investment powers.

     (4) Mr. McDaniel is pursuing a claim against the Falk estate pursuant to a written agreement with Mr. Falk pursuant to which he believes he is entitled to 5% of Patriot common shares (representing 250,000 shares held outside of escrow and 250,000 shares held in escrow for a total of 500,000 common shares) held by nanoTronics (see Note 1). Representatives of nanoTronics have advised the Company that they believe Mr. McDaniel's claim relates only to an interest in nanoTronics and therefore he has no direct interest in nanoTronics' Patriot common shares until and if the claim is resolved. The additional 500,000 shares claimed by Mr. McDaniel are not included in Mr. McDaniel's holdings described herein since he cannot presently exert investment or voting control over the shares and there can be no assurance he will prevail in his claim or in the event he should prevail that the claim will not be settled in other amounts or for consideration other than Patriot common shares.

     (5) Includes 100,000 shares issuable upon the exercise of outstanding stock options.

     (6) Consists entirely of shares issuable upon the exercise of outstanding stock options.

     (7) Includes 5,736,666 shares issued and outstanding and 1,200,000 shares issuable upon exercise of stock options.

     (8) Consists entirely of shares issuable upon the exercise of outstanding stock options. A total of 90,000 options vest on June 1, 1996 and the balance at the rate of 22,500 monthly for 36 months, however any unvested options may vest earlier in certain circumstances.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There were no transactions, or series of transactions, for fiscal 1995 or 1996, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest other than described below.

      Pursuant to an Assets Purchase Agreement and Plan of Reorganization ("Purchase Agreement") dated June 22, 1994 between the Company, nanoTronics Corporation (nanoTronics) and Helmut Falk (Falk), the Company issued a total of 10,000,000 restricted common shares to nanoTronics, 5,000,000 of which are a contingent payment subject to the terms of an earnout escrow. These shares were issued in consideration of technology acquired.

      NanoTronics was formed in 1991 and acquired certain base technology for a RISC-based (Reduced Instruction Set Computing) 32-bit microprocessor integrated on a single chip with merged stack/register architecture. NanoTronics expended in excess of $1.9 million (unaudited) while engaged in development and produced from the basic architecture an enhanced chip (ShBoom-architecture microprocessor). In connection with the acquisition, the Company also acquired certain fixed assets including a Sun Sparc 2 Work Station and various terminals, peripheral devices and software. A majority of the expenditures by nanoTronics consisted of chip and related software development costs. The result of these efforts was a successful initial fabrication of the chip in early 1994 demonstrating technical feasibility of the ShBoom architecture. nanoTronics also expended funds on the preparation and prosecution of patent applications.

      The shares were issued to nanoTronics of which Falk was the sole shareholder. Although 5,000,000 of the shares issued are subject to the terms of an earnout escrow, as more fully described below, the shares are issued for the purpose of dividends and voting. Prior to the transaction, Mr. Falk was an unaffiliated person with respect to the Company. At the time of issuance the 10,000,000 common shares represented approximately 36% of the total issued and outstanding shares of the Company.

      Although the transaction did not result in a majority change in the board of directors of the Company, or a majority change in stock ownership of Company, the issuance of new stock resulted in a large percentage ownership controlled by one entity with the ability to have significant influence over the Company's future affairs.

      Pursuant to the terms of the Purchase Agreement, 5,000,000 of the common shares were issued to nanoTronics pursuant to an earnout escrow arrangement as a contingent purchase price. The terms of the escrow arrangement, as defined in the Purchase Agreement, provides for the release from escrow of 500,000 common shares for each $500,000 of Patriot revenues commencing June 1, 1994 and ending May 31, 1999. The Purchase Agreement also provides for release on other major corporate events including a sale of substantially all the assets of the Company, certain mergers, combinations or consolidations, certain tender offers and upon a liquidation or dissolution. Any shares not earned by May 31, 1999 would be canceled. The shares may be sold, assigned or transferred within the escrow arrangement but would still be subject to the escrow terms.

      The Company has granted certain registration and information rights with respect to the shares issued to nanoTronics, such rights being assignable to Falk and the Fish Family Trust (such trust having certain rights to become a shareholder in nanoTronics). The Company has been advised that nanoTronics has been liquidated with the 10,000,000 shares in the process of being transferred to the Helmut Falk Family Trust which is entitled to the same registration rights. The Company is obligated to use its best efforts to effect a registration upon written request up to two times subject to certain limitations. The Company is also obligated to include the shares, subject to certain limitations, in any underwriting and in any other registration filed by the Company.

      Under the terms of an Agreement to Exchange Technology for Stock dated August 8, 1989 between Mr. Norris and the Company, Mr. Norris is entitled to a royalty equal to two and one-half percent (2.5%) of the gross revenues received by the Company directly or indirectly from exploitation of its GPR technology (up to a maximum royalty of $400,000), against which royalty an advance payment of $17,000 already has been made. Mr. Norris also is entitled to a cash bonus of $50,000 within 45 days after the Company successfully demonstrates a working prototype of a GPR unit meeting specified performance criteria and a request for such bonus is made to the Board of Directors and approved.

      Mr. Norris provided the Company with an independent valuation report to satisfy the valuation provisions of the Share Escrow Agreement dated August 10, 1989 for the release of all of the 5,000,000 common shares of the Company therein. However, pursuant to the terms of the Agreement to Exchange Technology for Stock dated August 8, 1989, the acquisition of the technology from nanoTronics as described above resulted in a termination of the Share Escrow Agreement and pursuant to the terms thereof the shares were released to Mr. Norris on July 8, 1994.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following is a list and index of Exhibits required by Item 601 of Regulation S-B along with an indication of the location of the Exhibit:

                                  EXHIBIT INDEX

  Exh.No.                            Document                                          No.
  -------                            --------                                          ---
 2.0    PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
        SUCCESSION.

 2.1    Agreement to Exchange Technology for Stock in Patriot Scientific
        Corporation, incorporated by reference to Exhibit 2.1 to Form 8-K dated
        August 10, 1989                                                                (1)

 2.2    Assets Purchase Agreement and Plan of Reorganization dated June 22, 1994, among the Company, nanoTronics Corporation and Helmut Falk, incorporated
        by reference to Exhibit 10.4 to Form 8-K dated July 6, 1994                    (1)

 2.2.1  Amendment to Development Agreement dated April 23, 1996 between the
        Company and Sierra Systems, incorporated by reference to Exhibit 2.2.1 to
        Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 dated
        April 29, 1996                                                                 (1)

 3.0    ARTICLES AND BYLAWS.

 3.1    Original Articles of Incorporation of the Company's predecessor, Patriot
        Financial Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, file no.
        33-23143-FW                                                                    (1)

 3.2    Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18,
        File No. 33-23143-FW                                                           (1)

 3.3    Certificate of Incorporation of the Company, as filed with the Delaware
        Secretary of State on March 24, 1992, incorporated by reference to Exhibit
        3.1 to Form 8-K dated May 12, 1992                                             (1)

 3.3.1  Certificate of Amendment to the Certificate of Incorporation of the
        Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to Form 10-KSB for the fiscal
        year ended May 31, 1995                                                        (1)

 3.4    Articles and Certificate of Merger of Patriot Financial Corporation into the Company dated May 1, 1992, with Agreement and Plan of Merger attached thereto as Exhibit A, incorporated by reference to Exhibit 3.2 to Form 8-K
        dated May 12, 1992                                                             (1)

 3.5    Certificate of Merger issued by the Delaware Secretary of State on May 8,
        1992, incorporated by reference to Exhibit 3.3 to Form 8-K dated May 12,
        1992                                                                           (1)

 3.6    Certificate of Merger issued by the Colorado Secretary of State on May 12,
        1992, incorporated by reference to Exhibit 3.4 to Form 8-K dated May 12,
        1992                                                                           (1)

 3.7    Bylaws of the Company, incorporated by reference to Exhibit 3.5 to
        Form 8-K dated May 12, 1992                                                    (1)

 4.0    INSTRUMENTS ESTABLISHING RIGHTS OF SECURITY HOLDERS.

 4.1    Specimen common stock certificate, incorporated by reference to
        Exhibit 4.1 Form 8-K dated May 12, 1992                                        (1)

 4.2    Form of Stock Purchase Warrant (Labway Corporation) dated February 29,
        1996, exercisable to purchase 253,166 common shares at $1.58 per share until August 31, 1996, granted to investors in connection with an offering of securities made in reliance upon Regulation S, incorporated by
        reference to Exhibit 4.2 to Form 10-QSB for fiscal quarter ended 2/29/96       (1)

10.0    MATERIAL CONTRACTS.

10.1    1992 Incentive Stock Option Plan of the Company, incorporated
        by reference to Exhibit 10.1 to Form 8-K dated May 12, 1992                    (1)

10.1.1  Amendment to 1992 Incentive Stock Option Plan dated January 11, 1995, incorporated by reference to Exhibit 10.1.1 to Form S-8 dated July 17,
        1996                                                                           (1)

10.2    1992 Non-Statutory Stock Option Plan of the Company,
        incorporated by reference to Exhibit 10.2 to Form 8-K
        dated May 12, 1992                                                             (1)

10.2.1  Amendment to 1992 Non-Statutory Stock Option Plan dated January 11,
        1995                                                                           (2)

10.3    Lease Agreement between the Company and Pomerado Properties dated November
        8, 1993, incorporated by reference to Exhibit 10.4 to Form 10-KSB for the
        fiscal year ended May 31, 1994                                                 (1)

10.4    Stock Purchase Agreement dated November 29 and 30, 1995, between the
        Company and SEA, Ltd., incorporated by reference to Exhibit 10.4 to Form
        8-K dated December 11, 1995                                                    (1)

10.4.1  Letter Amendment to Stock Purchase Agreement dated February 21, 1996, between the Company and SEA, Ltd., incorporated by reference to Exhibit
        10.4.1 to Form 10-QSB for fiscal quarter ended 2/29/96                         (1)

10.5    1995 Employee Stock Compensation Plan of the Company,
        incorporated by reference to Exhibit 10.5 to Form 10-QSB
        for fiscal quarter ended 11/30/95                                              (1)

10.6    Letter Stock and Warrant Agreement dated January 10, 1996
        between the Company and Robert E. Crawford, Jr., incorporated by reference to Exhibit 10.6 to Form 10-QSB for fiscal quarter ended
        2/29/96                                                                        (1)

10.7    Non-Exclusive Manufacturing and Line of Credit Agreement dated February
        28, 1996, between the Company and Labway Corporation, incorporated by
        reference to Exhibit 10.7 to Form 10-QSB for fiscal quarter ended 2/29/96      (1)

10.8    Distribution and Representation Agreement dated February 28, 1996, between the Company and Innoware, Inc., incorporated by reference to Form 10-QSB
        for fiscal quarter ended 2/29/96                                               (1)

10.9    Employment Agreement dated November 20, 1995 between the
        Company and Elwood G. Norris, incorporated by reference to Exhibit 10.9
        to Registration Statement on Form SB-2 dated March 18, 1996                    (1)

10.9.1  First Amendment to Employment Agreement dated May 17, 1996 between the Company and Elwood G. Norris, incorporated by reference to Exhibit 10.9.1 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2
        dated May 23, 1996                                                             (1)

10.10   Employment Agreement dated November 20, 1995 between the Company and
        Robert Putnam, incorporated by reference to Exhibit 10.10 to Registration
        Statement on Form SB-2 dated March 18, 1996                                    (1)

10.11   Sales Contractual Agreement dated March 19, 1996 between the Company and
        Evolve Software, Inc., incorporated by reference to Exhibit 10.11 to
        Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 dated
        April 29, 1996                                                                 (1)

10.11.1 Two Year Stock Purchase Warrant dated March 19, 1996 Granted to
        Evolve Software, Inc. Providing for the Purchase of up to 50,000
        Common Shares at $2.85, incorporated by reference to Pre-Effective
        Amendment No. 1 to Registration Statement on Form SB-2 dated April 29,
        1996                                                                           (1)

10.12   Employment Agreement dated as of May 8, 1996 between the Company and
        Michael A. Carenzo, including Schedule A - Stock Option Agreement, incorporated by reference to Pre-Effective Amendment No. 2 to Registration
        Statement on Form SB-2 dated May 23, 1996                                      (1)

10.13   1996 Stock Option Plan of the Company dated March 25, 1996 and approved by the Shareholders on May 17, 1996, incorporated by reference to
        Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2
        dated May 23, 1996                                                             (1)

10.14   Sales Contractual Agreement dated June 20, 1996 between the Company
        and Compunetics Incorporated                                                   (2)

10.15   Sales Contractual Agreement dated July 31, 1996 between the Company and
        Premier Technical Sales, Inc.                                                  (2)

23.0    CONSENTS OF EXPERTS AND COUNSEL.

23.1    Consent of BDO Seidman, LLP                                                    (2)

99.0    ADDITIONAL EXHIBITS.

99.1    Form of ISO Plan Option (Gaspar) dated May 29, 1992,
        incorporated by reference to Exhibit 28.2 to registration
        statement on Form SB-2, file no. 33-57858                                      (1)

99.2    Form of NSO Plan Option (Berlin) dated May 29, 1992,
        incorporated by reference to Exhibit 28.3 to registration
        statement on Form SB-2, file no. 33-57858                                      (1)

99.3    Form of Incentive Stock Option Agreement to the Company's
        1996 Stock Option Plan (individual agreements differ as to number of shares, dates, prices and vesting), incorporated by reference to Pre-Effective
        Amendment No. 2 to Registration Statement on Form SB-2 dated May 23, 1996      (1)

99.4    Form of NonQualified Stock Option Agreement to the Company's 1996 Stock
        Option Plan (individual agreement differ as to number of shares, date, prices and vesting), incorporated by reference to Pre-Effective
        Amendment No. 2 to Registration Statement on Form SB-2 dated May 23, 1996      (1)

      (1) Previously filed in indicated registration statement or report.
      (2) Exhibit filed herewith this Annual Report on Form 10-KSB for the fiscal year ended May 31, 1996.

(b) The Company filed no reports on Form 8-K during the last fiscal quarter of the year ended May 31, 1996.

                                                  PATRIOT SCIENTIFIC CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS     F-2

BALANCE SHEET AS OF MAY 31, 1996                       F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
    MAY 31, 1996 AND 1995 AND FOR THE PERIOD
    FROM JUNE 10, 1987 (BEGINNING OF THE
    DEVELOPMENT STAGE) TO MAY 31, 1996                 F-4

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
    YEARS ENDED MAY 31, 1996 AND 1995 AND
    FOR THE PERIOD FROM JUNE 10, 1987
    (BEGINNING OF THE DEVELOPMENT STAGE)
    TO MAY 31, 1994                                    F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS
    ENDED MAY 31, 1996 AND 1995 AND
    FOR THE PERIOD FROM JUNE 10, 1987
    (BEGINNING OF THE DEVELOPMENT STAGE)
    TO MAY 31, 1996                                    F-6

SUMMARY OF ACCOUNTING POLICIES                   F-7 - F-9

NOTES TO FINANCIAL STATEMENTS                  F-10 - F-15

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Patriot Scientific Corporation
Poway, California

We have audited the accompanying balance sheet of Patriot Scientific Corporation (a development stage company) as of May 31, 1996 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended May 31, 1996 and for the period from June 10, 1987 (beginning of the development stage) to May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Patriot Scientific Corporation as of May 31, 1996, and the results of its operations and its cash flows for each of the years in the two year period ended May 31, 1996 and for the period from June 10, 1987 (beginning of the development stage) to May 31, 1996 in conformity with generally accepted accounting principles.

                                            /s/ BDO Seidman, LLP

                                            BDO Seidman, LLP

Denver, Colorado
June 28, 1996

                                                  PATRIOT SCIENTIFIC CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                   BALANCE SHEET

May 31,                                                                  1996
- ------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $   838,160
  Inventories                                                         145,800
  Prepaid expenses                                                     54,000
- ------------------------------------------------------------------------------
Total current assets                                                1,037,960

PROPERTY AND EQUIPMENT, net (Note 1)                                  274,919

PURCHASED TECHNOLOGY, net of accumulated
  amortization of $1,224,667 (Note 2)                                 612,333

OTHER ASSETS:
  Patents and trademarks                                              150,004
  Other                                                                 5,300
- ------------------------------------------------------------------------------
Total other assets                                                    155,304
- ------------------------------------------------------------------------------
                                                                  $ 2,080,516
- ------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                $   232,571
  Accrued liabilities                                                  58,789
- ------------------------------------------------------------------------------
Total current liabilities                                             291,360
- ------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY (Notes 2 and 3):
  Common stock $.00001 par value; 40,000,000
   shares authorized: issued and outstanding, 29,811,975                  298
  Additional paid-in capital                                        9,591,870
  Deficit accumulated during the development stage                 (7,803,012)
- ------------------------------------------------------------------------------
Total stockholders' equity                                          1,789,156
- ------------------------------------------------------------------------------
                                                                  $ 2,080,516
- ------------------------------------------------------------------------------

          See accompanying summary of accounting policies and notes to financial statements.

                                                  PATRIOT SCIENTIFIC CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                        STATEMENTS OF OPERATIONS

                                                                    Development
                                                                       Stage
Year Ended May 31,                               1996        1995  Cumulative(a)
- ------------------------------------------------------------------------------
REVENUES -
  Interest income                       $    30,456   $    86,306   $   195,037
- ------------------------------------------------------------------------------
EXPENSES:
  Research and development                1,036,245       928,107     3,128,200
  Sales and marketing                       186,080        71,351       388,709
  General and administrative (Note 2)     1,186,342       925,084     4,481,140
- ------------------------------------------------------------------------------
Total expenses                            2,408,667     1,924,542     7,998,049
- ------------------------------------------------------------------------------
Net loss                                $(2,378,211)  $(1,838,236)  $(7,803,012)
==============================================================================
NET LOSS PER SHARE OF COMMON STOCK      $      (.10)  $      (.08)
==============================================================================
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                     23,312,419    22,762,226
==============================================================================

          See accompanying summary of accounting policies and notes to financial statements.

(a) Cumulative from June 10, 1987 (beginning of the development stage) to May 31, 1996.

                                                  PATRIOT SCIENTIFIC CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)

                                              STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended May 31, 1996 and 1995 and Period from June 10, 1987 (beginning of the development stage) to May 31, 1994
- ------------------------------------------------------------------------------

                                                                                       Deficit
                                                                                     Accumulated
                                              Common Stock          Additional       During the            Total
                                         ---------------------       Paid-in         Development       Stockholders'
                                           Shares       Amount       Capital            Stage             Equity
- --------------------------------------------------------------------------------------------------------------------
BALANCE, June 10, 1987                          --       $ --       $       --       $        --        $        --

Issuance of common stock
  for cash at $.003 per share            1,433,334         14            5,236                --              5,250
Common stock issued for
  services at $.30 and $.014
  per share                                328,290          4           31,776                --             31,780
Issuance of common stock
  in public offering for
  cash at $.06 per unit,
  net of offering costs                    833,333          8           20,152                --             20,160
Common stock issued for
  technology                             5,000,000         50              100                --                150
Contributed capital                             --         --          100,000                --            100,000
Issuance of common stock
  in private offering for
  cash at $.30 per unit,
  net of offering costs                  2,629,167         26          768,337                --            768,363
Exercise of warrants at $.30
  per share, net of offering
  costs                                  3,721,518         38        1,070,007                --          1,070,045
Exercise of warrants at $.30
  and $.60 per share                     3,816,584         38        2,273,832                --          2,273,870
Common stock issued for
  technology at $.38 per
  share                                 10,000,000        100        1,874,900                --          1,875,000
Cost of purchased
  technology at $.38
  per share                                     --         --        1,875,000                --          1,875,000
Net loss                                        --         --               --        (3,586,565)        (3,586,565)
- --------------------------------------------------------------------------------------------------------------------
BALANCE, May 31, 1994                   27,762,226        278        8,019,340        (3,586,565)         4,433,053

Net loss                                        --         --               --        (1,838,236)        (1,838,236)
- --------------------------------------------------------------------------------------------------------------------
BALANCE, May 31, 1995                   27,762,226        278        8,019,340        (5,424,801)         2,594,817

Common stock issued for services
  at $.30 to $2.00 per share               270,000          3          264,747                --            264,750
Issuance of common stock in
  private offering for cash at
  $.50 per unit, net of offering
  costs                                    700,000          7          349,993                --            350,000
Issuance of common stock in
  private offering for cash at
  $1.58 per unit, net of offering
  costs                                    253,166          2          399,998                --            400,000
Value assigned to warrants issued               --         --            7,800                --              7,800
Exercise of warrants at $.50
  and $1.58 per share                      826,583          8          549,992                --            550,000
Net loss                                        --         --               --        (2,378,211)        (2,378,211)
- --------------------------------------------------------------------------------------------------------------------
BALANCE, May 31, 1996                   29,811,975       $298       $9,591,870       $(7,803,012)       $ 1,789,156
====================================================================================================================

          See accompanying summary of accounting policies and notes to financial statements.

                                                  PATRIOT SCIENTIFIC CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                        STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                             Development
                                                                                                 Stage
Year Ended May 31,                                          1996               1995          Cumulative(a)
- ----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net loss                                              $(2,378,211)       $(1,838,236)       $(7,803,012)
  Adjustments to reconcile net loss
   to cash used in operating activities:
    Depreciation and amortization                           738,651            696,175          1,487,307
    Common stock issued for services                        264,750                 --            293,680
    Warrants issued for services                              2,500                 --              2,500
    Stock compensation cost (Note 2)                             --                 --          1,875,000
    Changes in:
     Inventories                                           (145,800)                --           (145,800)
     Other assets                                             9,741            (60,400)           (52,676)
     Accounts payable                                       182,367             19,058            232,571
     Accrued liabilities                                     52,624            (38,332)            58,789
- ---------------------------------------------------------------------------------------------------------
Net cash used in operating activities                    (1,273,378)        (1,221,735)        (4,051,641)
- ---------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchase of property and equipment                       (188,942)           (64,265)          (498,944)
  Organization costs paid                                        --                 --             (1,939)
  Patent costs paid                                        (105,161)           (41,393)          (150,004)
- ---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                      (294,103)          (105,658)          (650,887)

FINANCING ACTIVITIES:
  Proceeds from exercise of common stock warrants           550,000                 --          3,893,915
  Proceeds from issuance of common stock                    750,000                 --          1,646,773
- ---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                 1,300,000                 --          5,540,688
- ---------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (267,481)        (1,327,393)           838,160

CASH AND CASH EQUIVALENTS, beginning of year              1,105,641          2,433,034                 --
- ---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                  $   838,160        $ 1,105,641        $   838,160
=========================================================================================================

See accompanying summary of accounting policies and notes to financial statements.

   (a) Cumulative from June 10, 1987 (beginning of the development stage) to May 31, 1996.

                                                  PATRIOT SCIENTIFIC CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                  SUMMARY OF ACCOUNTING POLICIES

DEVELOPMENT STAGE COMPANY

Patriot Scientific Corporation was incorporated on June 10, 1987. The Company is engaged in the development of semiconductor microprocessor technology ("the ShBoom"), radar and antenna technology and Integrated Services Digital Network ("ISDN") communication technology. The Company is considered to be in the development stage, as it is devoting substantially all of its efforts to establishing a new business and raising capital.

The Company's plan of operation for the next twelve months is to complete and introduce to market the ShBoom, introduce to market an ISDN digital modem, obtain a strategic partner to commercialize radar and antenna technology and to design improved versions of the Company's technologies. Management anticipates a base level of expenditures aggregating approximately $1,500,000 during the next twelve months. Based upon that level of expenditures, management estimates that minimum additional funding of approximately $700,000 is required. Additionally, upon commencement of significant revenues, the Company may require additional personnel and resources, which currently, are not estimable by management. Therefore, the Company believes it may require funds from the sale of equity securities, the placement of debt securities, the exercise of outstanding warrants, or from the sale or licensing of products or technology.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that such required funds will be available from the aforementioned or other potential sources. The lack of additional capital could force the Company to curtail or scale back operations and would therefore have an adverse effect on the Company's business.

                                                  PATRIOT SCIENTIFIC CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                  SUMMARY OF ACCOUNTING POLICIES

CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents.

The Company's cash equivalents are placed in high quality money market accounts with major financial institutions. The investment policy limits the Company's exposure to concentrations of credit risk. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

INVENTORIES

Inventories consist of raw materials and are valued at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is computed over the estimated useful life of three to five years using the straight line method.

PURCHASED TECHNOLOGY

In accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method", purchased semiconductor microprocessor technology that is determined to have alternative future uses is capitalized at cost. Effective June 1, 1994, the Company began amortizing such technology using the straight-line method over its estimated useful life of three years (See Note 2).

Purchased technology is assessed periodically for impairment. The amount of impairment, if any, is charged to operations. The Company recovers its investments in purchased technology based upon net cash flows from future sales and license agreements.

PATENTS AND TRADEMARKS

Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of four years.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

                                                  PATRIOT SCIENTIFIC CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                  SUMMARY OF ACCOUNTING POLICIES

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("FASB No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

NET LOSS PER SHARE

Net loss per common share is based on the weighted average number of shares outstanding during each period presented. Options and warrants to purchase stock are included as common stock equivalents, when dilutive. Outstanding shares of common stock held in escrow whose release are dependant upon the attainment of future revenues or other events are not considered outstanding for purposes of the calculation of net loss per share until such shares are released from escrow (See Note 2). USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount of their estimated recoverable amount and the adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS No. 123 encourages the accounting for stockbased employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statement. Both statements are effective for fiscal years beginning after December 15, 1995.

                                                  PATRIOT SCIENTIFIC CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

1.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at May 31, 1996:

Computer equipment and software                                       $331,903
Laboratory equipment                                                   171,568
Furniture and fixtures                                                  20,409
Vehicles                                                                10,966
                                                                      --------
                                                                       534,846

Less accumulated depreciation                                          259,927
                                                                      --------

Net property and equipment                                            $274,919
                                                                      ========

Depreciation expense was approximately $126,300 and $83,800 for the years ended May 31, 1996 and 1995.

2.  PURCHASED TECHNOLOGY

SEMICONDUCTOR MICROPROCESSOR TECHNOLOGY

Effective May 31, 1994, the Company acquired certain proprietary semiconductor microprocessor technology (the "ShBoom Chip") and related computer software from a corporation in exchange for 10,000,000 restricted shares of the Company's common stock (5,000,000 of which are in escrow subject to release as discussed below).

The cost of this technology of $1,875,000 was based upon the estimated current fair market value of the 5,000,000 non-contingent shares of the Company's common stock issued under this agreement. The remaining 5,000,000 shares issued for this technology are subject to an earnout escrow arrangement. As such, when the escrowed shares are earned, they will be charged to compensation in a manner similar to a variable stock option plan. The terms of the escrow arrangement provide for the release from escrow of 500,000 shares for each $500,000 of revenues earned by the Company during the period from June 1, 1994 through May 31, 1999. Additionally, this agreement also provides for the release of these shares upon the occurrence of certain defined major corporate events. Any of the contingent shares not released by May 31, 1999 would be returned to the Company and canceled.

The terms of the above purchase agreement contain a provision that if rights to the technology are licensed to certain entities, then the Company may be required to make certain payments. Such payments, as defined in the agreement, are based upon up-front license fees received and any royalties for a period of five years. As of May 31, 1996 no amounts have been paid nor are due.

RADAR TECHNOLOGY

Effective August 8, 1989, the Company acquired certain proprietary ground penetrating radar ("GPR technology") from a current director of the Company, primarily in exchange for 5,000,000 shares of the Company's common stock. Such shares were subject to an escrow agreement and were releasable to the director under various specified conditions including the Company's subsequent merger or business combination with any third party.

As a result of the Company's acquisition of the ShBoom, these 5,000,000 shares were released to the director and the escrow agreement was terminated. Effective May 31, 1994, additional cost totalling $1,875,000 of this previously purchased GPR technology was recorded as compensation expense due to the release of the 5,000,000 shares. Such cost was based upon the estimated current fair market value of the Company's common stock.

Additionally, under the terms of the agreement to acquire the GPR technology, the director is to be paid a royalty equal to 2.5% of all gross revenues received from the GPR technology, up to a maximum of $400,000. The director also is to receive a $50,000 bonus upon the successful demonstration of a working prototype of the technology meeting specified performance criteria. As of May 31, 1996 no amounts were due under this agreement, however an advance of $17,000 against the royalty was paid at inception of the agreement.

                                                  PATRIOT SCIENTIFIC CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

3.  STOCKHOLDERS' EQUITY

COMMON STOCK

During fiscal 1996, the Company issued 75,000 shares of common stock valued at the estimated fair market value of $.30 per share in exchange for services.

1995 EMPLOYEE STOCK COMPENSATION PLAN ("ESC")

Effective October 1995, the Company adopted the ESC Plan, expiring September 30, 1998, reserving for issuance 250,000 shares of the Company's common stock. The ESC Plan provides for compensation awards of the Company's common stock to employees (as defined), at the discretion of the Board of Directors. During fiscal 1996, the Company issued 195,000 shares of common stock under the Plan recording compensation expense of $242,250 for awards valued at estimated fair market values ranging from $.59 to $2.00 per share.

PRIVATE OFFERINGS AND WARRANTS

During fiscal 1996, the Company completed private offerings of 700,000 units and 253,166 units, consisting each of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at $.50 and $1.58 per share, respectively. During fiscal 1996, in connection with such offerings, a total of 826,583 shares of the Company's common stock were issued upon the exercise of outstanding warrants providing net proceeds of $550,000.

At May 31, 1996, the Company has, in connection with the sale of the units described above, a non-transferable warrant outstanding for the purchase of 126,583 shares of the Company's common stock at $1.58 per share expiring August 31, 1996. Additionally, in connection with a $250,000 manufacturing line-of-credit agreement and a sales contractual agreement, the Company has warrants outstanding at May 31, 1996 which are exercisable into 50,000 shares of the Company's common stock at $1.58 and 25,000 shares at $2.85 per share. Such warrants expire August 31, 1996 and March 18, 1998.

                                                  PATRIOT SCIENTIFIC CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

1992 INCENTIVE STOCK OPTION PLAN ("ISO")

The Company has an ISO Plan, expiring May 20, 2002, reserving for issuance 750,000 shares of the Company's common stock. The ISO Plan provides for grants to either full or part time employees, at the discretion of the Board of Directors, options to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the share on the date of grant. Any options granted under the ISO Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder).

1992 NON-STATUTORY STOCK OPTION PLAN ("NSO")

The Company has an NSO Plan, expiring May 20, 2002, reserving for issuance 750,000 shares of the Company's common stock. The NSO Plan provides for grants to either full or part time employees, at the discretion of the Board of Directors, options to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. Any options granted under the NSO Plan must be exercised within ten years of the date they were granted.

1996 STOCK OPTION PLAN

Effective March 1996, the Company adopted the 1996 Stock Option Plan, expiring March 24, 2006, reserving for issuance 1,500,000 shares of the Company's common stock. The 1996 Stock Option Plan provides for grants to either full or part time employees, at the discretion of the Board of Directors, options to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 1996 Stock Option Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder).

                                                  PATRIOT SCIENTIFIC CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

The following is a summary of option activity:

                                       Number        Option Price
Year Ended May 31, 1996              of Shares         Per Share          Expiration
- ------------------------------------------------------------------------------------
Options outstanding, June 1, 1994      465,000       $.63 to $3.50       1994 to 1997

Options granted                        825,000       $.37 to  $.88       1996 to 1998

Options canceled or expired           (245,000)      $.88 to $3.50
- -------------------------------------------------------------------------------------

Options outstanding, May 31, 1995    1,045,000       $.37 to  $.88

Options granted                      1,680,000       $.50 to $2.30       1999 to 2002

Options canceled or expired            (20,000)      $.63
- -------------------------------------------------------------------------------------
Options outstanding, May 31, 1996    2,705,000       $.37 to $2.30       1997 to 2002
=====================================================================================

As of May 31, 1996, no options have been exercised under any of the Company's option plans.

4. INCOME TAXES

As of May 31, 1996, the net deferred tax asset recorded and its approximate tax effect consists of the following.

=============================================================
Net operating loss carryforwards                  $ 1,306,000
Purchased technology                                  420,000
Other                                                 219,000
- -------------------------------------------------------------
                                                    1,945,000
Valuation allowance                                (1,945,000)
- -------------------------------------------------------------
Net deferred tax asset                            $        --
=============================================================

As of May 31, 1996, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as Management has determined that it is more likely than not that the deferred tax asset will not be realized.

                                                  PATRIOT SCIENTIFIC CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

At May 31, 1996, the Company has net operating loss carryforwards of approximately $3,841,000 which expire through 2011 and are subject to certain limitations under the Internal Revenue Code of 1986, as amended.

5. PROFIT-SHARING PLAN

Effective July 1, 1993, the Company adopted a savings and profit-sharing plan which allows participants to make contributions by salary reduction pursuant to
Section 401(k) of the Internal Revenue Code. The Company matches contributions at 20% of the employee's contribution up to 6% of the employee's salary. The Company contributions are vested 20% per year beginning with the first year of service. The Company's contributions to the plan were $1,045 and $1,200 in fiscal 1996 and 1995.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PATRIOT SCIENTIFIC CORPORATION

                                August 16, 1996

                                By:     /s/ MICHAEL A. CARENZO
                                        Michael A. Carenzo
                                        President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 16, 1996                   By /s/ MICHAEL A. CARENZO
                                        Michael A. Carenzo, President,
                                        CEO and Director
                                        (Principal Executive Officer)

Date: August 16, 1996                   By /s/ ROBERT PUTNAM
                                        Robert Putnam, Secretary
                                        Treasurer and Director
                                        (Principal Financial and
                                        Accounting Officer)

Date: August 16, 1996                   By /s/ ELWOOD G. NORRIS
                                        Elwood G. Norris, Chairman and
                                        Director

Date: August 16, 1996                   By /s/ DONALD R. BERNIER
                                        Donald R. Bernier
                                        Director

Date: August 16, 1996                   By /s/ RICHARD D. MCDANIEL
                                        Richard D. McDaniel
                                        Director

Date: August 16, 1996                   By /s/ PETER VR. COOPER
                                        Peter vR. Cooper
                                        Director

                                  EXHIBIT INDEX

 Exh.No.                               Document                                         No.
 -------                               --------                                         ---

  2.0    PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
         SUCCESSION.

  2.1    Agreement to Exchange Technology for Stock in Patriot Scientific
         Corporation, incorporated by reference to Exhibit 2.1 to Form 8-K dated
         August 10, 1989                                                                 (1)

  2.2    Assets Purchase Agreement and Plan of Reorganization dated June 22,
         1994, among the Company, nanoTronics Corporation and Helmut Falk, incorporated by reference to Exhibit 10.4 to Form 8-K dated July 6,
         1994                                                                            (1)

  2.2.1  Amendment to Development Agreement dated April 23, 1996 between the
         Company and Sierra Systems, incorporated by reference to Exhibit 2.2.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2
         dated April 29, 1996                                                            (1)

  3.0    ARTICLES AND BYLAWS.

  3.1    Original Articles of Incorporation of the Company's predecessor,
         Patriot Financial Corporation, incorporated by reference to Exhibit 3.1
         to registration statement on Form S-18, file no. 33-23143-FW                    (1)

  3.2    Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18, File
         No. 33-23143-FW                                                                 (1)

  3.3    Certificate of Incorporation of the Company, as filed with the Delaware
         Secretary of State on March 24, 1992, incorporated by reference to
         Exhibit 3.1 to Form 8-K dated May 12, 1992                                      (1)

  3.3.1  Certificate of Amendment to the Certificate of Incorporation of the
         Company, as filed with the Delaware Secretary of State on April 18,
         1995, incorporated by reference to Exhibit 3.3.1 to Form 10-KSB for the
         fiscal year ended May 31, 1995                                                  (1)

  3.4    Articles and Certificate of Merger of Patriot Financial Corporation
         into the Company dated May 1, 1992, with Agreement and Plan of Merger attached thereto as Exhibit A, incorporated by reference to Exhibit 3.2
         to Form 8-K dated May 12, 1992                                                  (1)

  3.5    Certificate of Merger issued by the Delaware Secretary of State on
         May 8, 1992, incorporated by reference to Exhibit 3.3 to Form 8-K
         dated May 12, 1992                                                              (1)

  3.6    Certificate of Merger issued by the Colorado Secretary of State on May
         12, 1992, incorporated by reference to Exhibit 3.4 to Form 8-K dated
         May 12, 1992                                                                    (1)

  3.7    Bylaws of the Company, incorporated by reference to Exhibit 3.5 to Form
         8-K dated May 12, 1992                                                          (1)

  4.0    INSTRUMENTS ESTABLISHING RIGHTS OF SECURITY HOLDERS.

  4.1    Specimen common stock certificate, incorporated by reference to Exhibit
         4.1 Form 8-K dated May 12, 1992                                                 (1)


  4.2    Form of Stock Purchase Warrant (Labway Corporation) dated February 29,
         1996, exercisable to purchase 253,166 common shares at $1.58 per share until August 31, 1996, granted to investors in connection with an offering of securities made in reliance upon Regulation S, incorporated by reference to Exhibit 4.2 to Form 10-QSB for fiscal quarter ended
         2/29/96                                                                         (1)

  10.0   MATERIAL CONTRACTS.

  10.1   1992 Incentive Stock Option Plan of the Company, incorporated by
         reference to Exhibit 10.1 to Form 8-K dated May 12, 1992                        (1)

  10.1.1 Amendment to 1992 Incentive Stock Option Plan dated January 11, 1995, incorporated by reference to Exhibit 10.1.1 to Form S-8 dated July 17,
         1996                                                                            (1)

  10.2   1992 Non-Statutory Stock Option Plan of the Company, incorporated by
         reference to Exhibit 10.2 to Form 8-K dated May 12, 1992                        (1)

  10.2.1 Amendment to 1992 Non-Statutory Stock Option Plan dated January 11,
         1995                                                                            (2)

  10.3   Lease Agreement between the Company and Pomerado Properties dated
         November 8, 1993, incorporated by reference to Exhibit 10.4 to Form
         10-KSB for the fiscal year ended May 31, 1994                                   (1)

  10.4   Stock Purchase Agreement dated November 29 and 30, 1995, between the
         Company and SEA, Ltd., incorporated by reference to Exhibit 10.4 to
         Form 8-K dated December 11, 1995                                                (1)

  10.4.1 Letter Amendment to Stock Purchase Agreement dated February 21, 1996, between the Company and SEA, Ltd., incorporated by reference to Exhibit
         10.4.1 to Form 10-QSB for fiscal quarter ended 2/29/96                          (1)

  10.5   1995 Employee Stock Compensation Plan of the Company, incorporated by reference to Exhibit 10.5 to Form 10-QSB for fiscal quarter ended
         11/30/95                                                                        (1)

  10.6   Letter Stock and Warrant Agreement dated January 10, 1996 between the
         Company and Robert E. Crawford, Jr., incorporated by reference to
         Exhibit 10.6 to Form 10-QSB for fiscal quarter ended 2/29/96                    (1)

  10.7   Non-Exclusive Manufacturing and Line of Credit Agreement dated February
         28, 1996, between the Company and Labway Corporation, incorporated by reference to Exhibit 10.7 to Form 10-QSB for fiscal quarter ended
         2/29/96                                                                         (1)

  10.8   Distribution and Representation Agreement dated February 28, 1996, between the Company and Innoware, Inc., incorporated by reference to
         Form 10-QSB for fiscal quarter ended 2/29/96                                    (1)

  10.9   Employment Agreement dated November 20, 1995 between the Company and
         Elwood G. Norris, incorporated by reference to Exhibit 10.9 to
         Registration Statement on Form SB-2 dated March 18, 1996                        (1)

  10.9.1 First Amendment to Employment Agreement dated May 17, 1996 between the
         Company and Elwood G. Norris, incorporated by reference to Exhibit
         10.9.1 to Pre-Effective Amendment No. 2 to Registration Statement on
         Form SB-2 dated May 23, 1996                                                    (1)


  10.10  Employment Agreement dated November 20, 1995 between the Company and
         Robert Putnam, incorporated by reference to Exhibit 10.10 to
         Registration Statement on Form SB-2 dated March 18, 1996                        (1)

  10.11  Sales Contractual Agreement dated March 19, 1996 between the Company and Evolve Software, Inc., incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2
         dated April 29, 1996                                                            (1)

  10.11.1 Two Year Stock Purchase Warrant dated March 19, 1996 Granted to Evolve
         Software, Inc. Providing for the Purchase of up to 50,000 Common Shares
         at $2.85, incorporated by reference to Pre-Effective Amendment No. 1 to
         Registration Statement on Form SB-2 dated April 29, 1996                        (1)

  10.12  Employment Agreement dated as of May 8, 1996 between the Company and
         Michael A. Carenzo, including Schedule A - Stock Option Agreement, incorporated by reference to Pre-Effective Amendment No. 2 to
         Registration Statement on Form SB-2 dated May 23, 1996                          (1)

  10.13  1996 Stock Option Plan of the Company dated March 25, 1996 and approved by the Shareholders on May 17, 1996, incorporated by reference to
         Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2
         dated May 23, 1996                                                              (1)

  10.14  Sales Contractual Agreement dated June 20, 1996 between the Company and
         Compunetics Incorporated                                                        (2)

  10.15  Sales Contractual Agreement dated July 31, 1996 between the Company and
         Premier Technical Sales, Inc.                                                   (2)

  23.0   CONSENTS OF EXPERTS AND COUNSEL.

  23.1   Consent of BDO Seidman, LLP                                                     (2)

  99.0   ADDITIONAL EXHIBITS.

  99.1   Form of ISO Plan Option (Gaspar) dated May 29, 1992, incorporated by reference to Exhibit 28.2 to registration statement on Form SB-2, file
         no. 33-57858                                                                    (1)

  99.2   Form of NSO Plan Option (Berlin) dated May 29, 1992, incorporated by reference to Exhibit 28.3 to registration statement on Form SB-2, file
         no. 33-57858                                                                    (1)


  99.3   Form of Incentive Stock Option Agreement to the Company's 1996 Stock
         Option Plan (individual agreements differ as to number of shares, dates, prices and vesting), incorporated by reference to Pre-Effective
         Amendment No. 2 to Registration Statement on Form SB-2 dated May 23,
         1996                                                                            (1)

  99.4   Form of NonQualified Stock Option Agreement to the Company's 1996 Stock
         Option Plan (individual agreement differ as to number of shares, date, prices and vesting), incorporated by reference to Pre-Effective
         Amendment No. 2 to Registration Statement on Form SB-2 dated May 23,
         1996                                                                            (1)

         (1) Previously filed in indicated registration statement or report.
         (2) Exhibit filed herewith this Annual Report on Form 10-KSB for the fiscal year ended May 31, 1996.