Form 10QSB
period 1996-08-31
PATRIOT SCIENTIFIC CORP
filed 1996-10-15
CIK 836564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
___      SECURITIES EXCHANGE ACT OF 1934


                         For quarterly period ended August 31, 1996

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

                                 (619) 679-4428
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                               ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.00001 par value                           29,963,558
-------------------------------                           ----------
           (Class)                           (Outstanding at September 30, 1996)

                         PATRIOT SCIENTIFIC CORPORATION
                                      INDEX

                                                                                                 Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

                  Balance Sheets as of August 31, 1996 and
                    May 31, 1996 (unaudited)                                                     3

                  Statements of Operations for the three months ended
                    August 31, 1996 and 1995 and cumulative from
                    inception to August 31, 1996 (unaudited)                                     4

                  Statements of Cash Flows for the three months ended August 31,
                    1996 and 1995 and cumulative from
                    inception to August 31, 1996 (unaudited)                                     5

                  Notes to Interim Financial Statements                                          6

         Item 2. Plan of Operation                                                               7


PART II. OTHER INFORMATION                                                                       9

         Item 1. Legal Proceedings                                                               *
         Item 2. Changes in Securities                                                           *
         Item 3. Defaults upon Senior Securities                                                 *
         Item 4. Submission of Matters to a Vote of Security Holders                             *
         Item 5. Other Information                                                               *
         Item 6. Exhibits and Reports on Form 8-K                                                9


SIGNATURES                                                                                       9

         *  No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         PATRIOT SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)


                                           ASSETS
                                                                August 31,        May 31,
                                                                   1996            1996

Current Assets
     Cash and cash equivalents (Note 6)                        $   557,297      $   838,160
     Inventories   (Note 3)                                        145,363          145,800
     Prepaid expenses and other                                     56,249           54,000
                                                               -----------      -----------
                                                                   758,909        1,037,960

Property and Equipment - net                                       282,267          274,919


Purchased Technology - net (Note 4)                                459,250          612,333

Patents, trademarks and other - net                                145,228          155,304
                                                               -----------      -----------
     Total Assets                                              $ 1,645,654      $ 2,080,516
                                                               ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued liabilities                  $   176,648      $   291,360

Stockholders' Equity
     Common stock $.00001 par value; authorized
       40,000,000 shares;  29,963,558 and 27,762,226
       shares issued and outstanding                                   300              298
     Additional paid-in capital                                  9,831,369        9,591,870
     (Deficit) accumulated during the
       development stage                                        (8,362,663)      (7,803,012)
                                                               -----------      -----------
                                                                 1,469,006        1,789,156
                                                               -----------      -----------
     Total Liabilities and Stockholders' Equity                $ 1,645,654      $ 2,080,516
                                                               ===========      ===========

                   See notes to interim financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                         Inception
                                          Three Months Ended          (June 10, 1987)
                                               August 31,              to August 31,
                                        1996              1995             1996

Net sales                           $     2,093       $         -       $     2,093

Cost of sales                             1,528                 -             1,528
                                    -----------       -----------       -----------

Gross margin                                565                 -               565

Operating expenses:
     Research and development           235,127           191,611         3,363,327
     Sales and marketing                 47,537            17,004           436,246
     General and administrative         119,723           111,548         3,364,986
     Amortization                       163,159           153,083         1,399,036
                                    -----------       -----------       -----------
                                        565,546           473,246         8,563,595
                                    -----------       -----------       -----------

Other income (expenses):
     Interest income                      5,227            12,629           200,264
     Other                                  103                 -               103
                                    -----------       -----------       -----------
                                          5,330            12,629           200,367
                                    -----------       -----------       -----------

Net loss                            $  (559,651)      $  (460,617)      $(8,362,663)
                                    ===========       ===========       ===========

Loss per share                      $     (0.02)      $     (0.02)
                                    ===========       ===========

Weighted average number of
  common shares outstanding
  during the period (Note 5)         24,815,270        22,762,226
                                    ===========       ===========

                   See notes to interim financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        Inception
                                                          Three Months Ended         (June 10, 1987)
                                                               August 31,              to August 31,
                                                         1996             1995             1996

Cash Flows from Operating Activities
     Net (loss)                                        $(559,651)     $  (460,617)     $(8,362,663)
     Adjustments to reconcile net (loss)
       to cash used in operating activities:
         Amortization and depreciation                   198,885          180,391        1,686,192
         Equity issued for services                            -                -          296,180
         Stock compensation cost                               -                -        1,875,000
         Changes in:
             Inventories                                     437                -         (145,363)
             Prepaid and other assets                     (2,249)          32,500          (54,925)
             Accounts payable and accrued expenses      (114,712)          (1,245)         176,648
                                                       ---------      -----------      -----------
     Net cash used in operating
       activities                                       (477,290)        (248,971)      (4,528,931)

Cash Flows from Investing Activities
     Purchase of property and equipment                  (43,074)        (100,535)        (542,018)
     Organization costs paid                                   -                -           (1,939)
     Patent costs and other                                    -                -         (150,004)
                                                       ---------      -----------      -----------
                                                         (43,074)        (100,535)        (693,961)
                                                       ---------      -----------      -----------

Cash Flows from Financing Activities
     Proceeds from issuance of common stock
       and exercise of common stock warrants             239,501                -        5,780,189
                                                       ---------      -----------      -----------
Net Increase (Decrease) in Cash                         (280,863)        (349,506)         557,297

Cash and cash equivalents at
  beginning of period                                    838,160        1,105,641                -
                                                       ---------      -----------      -----------

Cash and cash equivalents at
  end of period                                        $ 557,297      $   756,135      $   557,297
                                                       =========      ===========      ===========

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

2. STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended May 31, 1996.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month period are not necessarily indicative of the results that may be expected for the year.

3. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consisted of raw materials at August 31, 1996.

4. PURCHASED TECHNOLOGY

Purchased technology at a cost of $1,837,000 relating to the Company's ShBoom Technology is being amortized over its estimated useful life of three years. Amortization expense of $153,083 was recorded related to this technology for the three months ended August 31, 1996.

5. STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the three months ended August 31, 1996:

                                                       Common
                                                       Shares          Dollars

Balance June 1, 1996                                 29,811,975       $9,592,168
Exercise of warrants @ $1.58 per share                  151,583          239,501
                                                     ----------       ----------
Balance August 31, 1996                              29,963,558       $9,831,669
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

At August 31, 1996 the Company had 665,000 options outstanding pursuant to its 1992 ISO Stock Option Plan exercisable at prices ranging from $0.50 to $2.30 per share expiring beginning 1997 through 2001. The Company had 700,000 options outstanding pursuant to its 1992 NSO Stock Option Plan exercisable at prices ranging from $0.30 to $2.30 per share expiring beginning 1997 through 2002. The Company also had 1,340,000 options outstanding pursuant to its 1996 Stock Option Plan exercisable at $2.30 per share expiring beginning in 1999 through 2001. Some of the options described in this paragraph are not presently exercisable and are subject to meeting vesting criteria.

                         PATRIOT SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

5. STOCKHOLDERS' EQUITY (Continued)

As of October 1, 1995 the Board of Directors adopted the 1995 Employee Stock Compensation Plan providing for the issuance of up to 250,000 common shares to Employees, as defined. Executive officers and directors are not eligible under the Plan. Through August 31, 1996 the Company had issued 195,000 common shares pursuant to the plan.

At August 31, 1996 the Company had a warrant outstanding exercisable into 50,000 common shares at $2.85 per share until March 18, 1998. These warrants are exercisable only upon the holder meeting certain sales performance criteria. None were exercisable at August 31, 1996.

6. SUBSEQUENT EVENT

By October 14, 1996 the Company had obtained subscriptions for a private offering and sale for cash of an aggregate of $1,500,000 of unsecured 6% Convertible Subordinated Promissory Notes due September 30, 1998 ("Notes") to a limited number of investors. The principal and interest amount of each Note may at the election of the Note holder be converted one or more times into fully paid and nonassessable shares of common stock, $.00001 par value, of the Company, at a price which is the lower of (i) $2.00 per share or (ii) 80% of five days market price prior to conversion but not less than $0.80 per share. If the Company's shares trade at $3.75 or more for ten consecutive days, the Company may force conversion of the Notes and accrued interest. These securities were offered and are being sold without registration under the Securities Act of 1933, as amended, upon the exemption provided by Rule 903 of Regulation S thereunder and an appropriate legend was placed on the Notes.

Net Note proceeds of $1,425,000, after offering costs, is intended for establishing distribution and support for the Company's CyberShark and ShBoom products, reduction of the ShBoom to 0.5 micron technology, marketing of gas antenna and radar technologies and for working capital. There can be no assurance that the Company can successfully distribute or exploit its various products and technologies.

ITEM 2. PLAN OF OPERATION

RESULTS OF OPERATIONS

During the fiscal year ended May 31, 1996 and the three months ended August 31, 1996, the Company's operations consisted primarily of research and development activities towards the development of the ShBoom microprocessor technology and the CyberShark ISDN technology, administrative activities related towards financing and administrative operations and marketing expenditures incurred in initial phases of market exploration.

The Company expended a total of $235,127 as research and development costs during the three months ended August 31, 1996 primarily consisting of personnel and consultancy costs. This represented a $43,516 increase from the comparable period of the prior year with the increase consisting primarily of increased depreciation. General and administrative costs were $119,723 during the three months ended August 31, 1996 comparable to the $111,548 for the first quarter of fiscal 1996. The Company incurred $47,537 of marketing expenditures during the three months ended August 31, 1996 compared to $17,004 for the comparable period of the prior year. The $30,533 increase resulted primarily from personnel costs associated with initial marketing activities on the Company's ShBoom technology and CyberShark product. The Company expensed $163,159 as amortization expense on purchased technology and patents for the three months ended August 31, 1996.

During the three months ended August 31, 1996 the Company used cash of $477,290 in operating activities with $114,712 being used to reduce accounts payable and accrued liabilities. The Company expended $43,074 in investing activities for the purchase of equipment and software during the first quarter. The Company anticipates research and development activities related to developing its technologies to continue at comparable levels during the next twelve months with an increasing emphasis on marketing initial ShBoom and CyberShark products.

PLAN OF OPERATION FOR NEXT TWELVE MONTHS

Since late 1989, the Company has been engaged in developing its technologies. The Company has not generated any significant operating revenues to date and only recently commenced offering CyberShark and ShBoom products for sale. Sales during the first quarter consisted of ShBoom development boards typically sold to prospective customers for evaluation. There can be no assurance of future volume orders of ShBoom microprocessors. At August 31, 1996 the Company had received approximately $470,000 of CyberShark product orders, subject to future delivery anticipated during the current fiscal year. There can be no assurance the Company can be successful in delivering products to customers or of future additional orders for the Company's products.

The Company's plan of operation for the next twelve months is to expand the marketing of CyberShark products, introduce to market and commence sales and licensing of ShBoom-architecture microprocessors, design future generations of the ShBoom and ISDN technologies and exploit the radar and antenna technology. There can be no assurance the Company will be successful in exploiting its technologies.

At August 31, 1996, the Company had working capital of $558,261 compared to working capital of $746,600 at May 31, 1996. During October 1996 the Company obtained subscriptions for $1.5 million of 6% subordinated convertible notes. Cash on hand at August 31, 1996 was $557,297 and on a pro forma basis assuming the October convertible note financing had been completed on August 31, 1996, net of offering costs, cash on hand would have been $1,982,297. The Company has commenced the redesign of its ShBoom microprocessor from 0.8 micron fabrication to 0.5 micron in order to improve speed and reduce power consumption and per-part cost. Management estimates it will expend approximately $200,000 on this effort during the next six months. Other than this planned redesign, the Company has no material commitments for capital or other expenditures. The Company has no other material sources of liquidity at this time. Based on the current fiscal year's rate of cash operating expenditures and current plans and assuming no revenues, management anticipates a base level of cash operating expenditures aggregating approximately $1,500,000 during the next twelve months. With the proceeds of the October financing, the Company anticipates it has sufficient operating funds for the next twelve months. Should the Company be successful in producing operating revenues, the Company may require additional personnel and expenditures not currently estimable by management.

In addition to one full-time and two part-time executive officers, the Company presently has five full-time and one part-time research and development employees, one part-time marketing person and two full-time and one part-time administrative persons. Subject to availability of resources, management is seeking to hire one additional marketing executive, a new financial executive and two additional technical personnel. Other than attempting to fill these slots, management has no current plans to hire additional personnel during the next twelve months except in response to specific new development opportunities or funding, or as required to support contract or commercialization activities, if any. Should CyberShark product or ShBoom product sales or licensing develop, the Company may be required to add technical and marketing support personnel. Likewise, if the radar or antenna should prove successful, then during the next twelve months the Company may require additional development, marketing and manufacturing personnel, the number dependent upon a variety of factors not presently determinable by management. The Company has in the past and may also in the future engage outside consultants for specific development or marketing tasks.

The Company anticipates that it may require additional equipment, fabrication, components and supplies during the next twelve months, not included in the commitments outlined above, to continue development for the Company's technologies. Product introductions such as those currently underway for ISDN products and the ShBoom microprocessor may require significant inventory and other expenditures not presently estimable by management. Further, if expanded development is commenced or new generations of microprocessors or radar are accelerated beyond current plans, additional expenditures, not currently estimable by management, may be required.

It is possible therefore, that higher levels of expenditures may be required than currently contemplated by management resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise.

Based on the above factors including the current rate of expenditures and anticipated additional expenditures, and given the proceeds of the October financing, the Company believes it has sufficient funds for the next twelve months even without funds from the sale of products or technology. However should the Company's rate of expenditures or plans change materially, then the Company may require additional funds. Potential sources of future funds, if required, may include the sale of additional Company equity securities, some form of debt financing or the sale or licensing of certain of the Company's technologies. There can be no assurance that any such funds, if required during the next twelve months or thereafter, can be generated from operations or that the funds will be available from the aforementioned or other potential sources. The lack of additional capital in the future, if required, could force the Company to scale back or curtail operations and could therefore have an adverse effect on the Company's business.

PART II.       OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits -

         4.3 Form of 6% Convertible Subordinated Promissory Note due September 30, 1998 aggregating $1,500,000 to six investors


(b) Reports on Form 8-K - NONE




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PATRIOT SCIENTIFIC CORPORATION


Date: October 14, 1996                 By:       /s/ ROBERT PUTNAM
                                                ------------------
                                                Robert Putnam, Secretary
                                                Treasurer and Director
                                                (Principal Financial and
                                                Accounting Officer and duly
                                                authorized to sign on behalf
                                                of the Registrant)