Form 10QSB
period 1996-11-30
PATRIOT SCIENTIFIC CORP
filed 1997-01-10
CIK 836564

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended November 30,1996

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _____________ to _______________

            Commission File Number 0-22182

                         PATRIOT SCIENTIFIC CORPORATION
        (Exact name of small business issuer as specified in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.00001 par value                       32,623,145
-------------------------------                       ----------
            (Class)                       (Outstanding at January 7, 1997)


Transitional Small Business Disclosure Format (check one):  YES   __   NO X

                         PATRIOT SCIENTIFIC CORPORATION
                                      INDEX


                                                                                 Page
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements:

            Balance Sheets as of November 30, 1996 and
              May 31, 1996  (unaudited)                                            3

            Statements of Operations for the three and six months ended November
              30, 1996 and 1995 and cumulative from inception to November 30,
              1996 (unaudited)                                                     4

            Statements of Cash Flows for the six months ended
              November 30, 1996 and 1995 and cumulative from
              inception to November 30, 1996 (unaudited)                           5

            Notes to Interim Financial Statements                                  6

      Item 2. Plan of Operation                                                    7


PART II. OTHER INFORMATION                                                         10

      Item 1. Legal Proceedings                                                    *
      Item 2. Changes in Securities                                                *
      Item 3. Defaults upon Senior Securities                                      *
      Item 4. Submission of Matters to a Vote of Security Holders                  *
      Item 5. Other Information                                                    *
      Item 6. Exhibits and Reports on Form 8-K                                     10



SIGNATURES                                                                         11


      *  No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         PATRIOT SCIENTIFIC CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                                         November 30,        May 31,
                                                            1996              1996
Current Assets
    Cash and cash equivalents                           $  1,568,762      $   838,160
    Accounts Receivable                                       24,866               --
    Inventories (Note 3)                                     142,118          145,800
    Prepaid expenses and other                                52,782           54,000
                                                        ------------      -----------
                                                           1,788,528        1,037,960

Property and Equipment - net                                 290,646          274,919
Purchased Technology - net (Note 4)                          306,167          612,333
Patents, trademarks and other - net                          135,152          155,304

                                                        ------------      -----------
    Total Assets                                        $  2,520,493      $ 2,080,516
                                                        ============      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued liabilities            $    165,394      $   291,360
                                                        ------------      -----------
                                                             165,394          291,360

6% Convertible Subordinated Notes (Note 5)                 1,050,000               --
                                                        ------------      -----------
                                                           1,215,394          291,360
Stockholders' Equity
    Common stock $.00001 par value; authorized
      40,000,000 shares;  30,417,455 and 29,811,975
      shares issued and outstanding                              304              298
    Additional paid-in capital                            10,310,292        9,591,870
    (Deficit) accumulated during the
      development stage                                   (9,005,497)      (7,803,012)
                                                        ------------      -----------
                                                           1,305,099        1,789,156
                                                        ------------      -----------
    Total Liabilities and Stockholders' Equity          $  2,520,493      $ 2,080,516
                                                        ============      ===========

                   See notes to interim financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                     Inception
                                             Three Months Ended                      Six Months Ended             (June 10, 1987)
                                                November 30,                            November 30,               to November 30,
                                          1996               1995                1996                 1995               1996
Net sales                            $     17,269       $          --        $     19,362        $         --        $    19,362

Cost of sales                              12,055                  --              13,583                  --             13,583
                                     ------------        ------------        ------------        ------------        -----------

Gross margin                                5,214                  --               5,779                  --              5,779

Operating expenses:
    Research and development              214,726             274,990             449,853             466,601          3,578,053
    Sales and marketing                    64,352              38,456             111,889              55,460            500,598
    General and administrative            220,191              91,748             339,914             203,296          3,585,177
    Amortization                          163,160             153,084             326,319             306,167          1,562,196
                                     ------------        ------------        ------------        ------------        -----------
                                          662,429             558,278           1,227,975           1,031,524          9,226,024
                                     ------------        ------------        ------------        ------------        -----------

Other income (expenses):
    Interest income                        13,316               5,110              18,543              17,739            213,580
    Other                                   1,065                  --               1,168                  --              1,168
                                     ------------        ------------        ------------        ------------        -----------
                                           14,381               5,110              19,711              17,739            214,748
                                     ------------        ------------        ------------        ------------        -----------

Net loss                             $   (642,834)       $   (553,168)       $ (1,202,485)       $ (1,013,785)       $(9,005,497)
                                     ============        ============        ============        ============        ===========

Loss per share                       $      (0.03)       $      (0.02)       $      (0.05)       $      (0.04)
                                     ============        ============        ============        ============

Weighted average number of
  common shares outstanding
  during the period (Note 5)           24,995,969          22,827,336          24,905,126          22,794,603
                                     ============        ============        ============        ============

                   See notes to interim financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                             Inception
                                                                               Six Months Ended           (June 10, 1987)
                                                                                  November 30,            to November 30,
                                                                             1996             1995             1996
Cash Flows from Operating Activities
     Net (loss)                                                          $(1,202,485)     $(1,013,785)     $(9,005,497)
     Adjustments to reconcile net (loss)
       to cash used in operating activities:
         Amortization and depreciation                                       400,183          367,640        1,887,490
         Equity issued for services                                           28,928           22,500          325,108
         Stock compensation cost                                                  --               --        1,875,000
         Changes in:
            Accounts receivable                                              (24,866)              --          (24,866)
             Inventories                                                       3,682               --         (142,118)
             Prepaid and other assets                                          1,218           48,630          (51,458)
             Accounts payable and accrued expenses                          (125,966)          30,701          165,394
     Net cash used in operating                                          -----------      -----------      -----------
       activities                                                           (919,306)        (544,314)      (4,970,947)
                                                                         -----------      -----------      -----------

Cash Flows from Investing Activities
     Purchase of property and equipment                                      (89,592)        (143,121)        (588,536)
     Organization costs paid                                                      --               --           (1,939)
     Patent costs and other                                                       --               --         (150,004)
                                                                         -----------      -----------      -----------
       Net cash used in investing activities                                 (89,592)        (143,121)        (740,479)
                                                                         -----------      -----------      -----------

Cash Flows from Financing Activities
     Proceeds from issuance of common stock
       and exercise of common stock warrants                                 239,500          250,000        5,780,188
     Proceeds from issuance of convertible
       notes                                                               1,500,000               --        1,500,000
                                                                         -----------      -----------      -----------
         Net cash provided by financing activities                         1,739,500          250,000        7,280,188
                                                                         -----------      -----------      -----------

Net Increase (Decrease) in Cash                                              730,602         (437,435)       1,568,762

Cash and cash equivalents at
  beginning of period                                                        838,160        1,105,641               --
                                                                         -----------      -----------      -----------

Cash and cash equivalents at
  end of period                                                          $ 1,568,762      $   668,206      $ 1,568,762
                                                                         ===========      ===========      ===========

Supplemental Disclosure of Cash Flow Information:
     Convertible notes exchanged for common
       stock                                                             $   450,000      $        --      $   450,000
                                                                         -----------      -----------      -----------

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

3. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consisted of raw materials at November 30, 1996.

4. PURCHASED TECHNOLOGY

Purchased technology at a cost of $1,837,000 relating to the Company's ShBoom Technology is being amortized over its estimated useful life of three years. Amortization expense of $306,167 was recorded related to this technology for the six months ended November 30, 1996.

5. STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the six months ended November 30, 1996:


                                                           Common
                                                           Shares           Dollars
Balance June 1, 1996                                     29,811,975       $ 9,592,168
Exercise of warrants @ $1.58 per share                      151,583
                                                                              239,500
Common stock issued for services @ $1.28 per share           22,600
                                                                               28,928
Conversion of 6% Convertible Subordinated Notes
  @ $1.04 per share                                         431,297           450,000
                                                         ----------       -----------
Balance November 30, 1996                                30,417,455       $10,310,596
                                                         ==========       ===========

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

At November 30, 1996 the Company had 665,000 options outstanding pursuant to its 1992 ISO Stock Option Plan exercisable at prices ranging from $0.50 to $2.30 per share expiring beginning 1997 through 2001. The Company had 700,000 options outstanding pursuant to its 1992 NSO Stock Option Plan exercisable at prices ranging from $0.30 to $2.30 per share expiring beginning 1997 through 2002. The Company also had 1,640,000 options outstanding pursuant to its 1996 Stock Option Plan exercisable at $1.95 to $2.30 per share expiring beginning in 1999 through 2001. Some of the options described in this paragraph are not presently exercisable and are subject to meeting vesting criteria.

As of October 1, 1995 the Board of Directors adopted the 1995 Employee Stock Compensation Plan providing for the issuance of up to 250,000 common shares to Employees, as defined. Executive officers and directors are not eligible under the Plan. Through November 30, 1996 the Company had issued 217,600 common shares pursuant to the plan.

At November 30, 1996 the Company had a warrant outstanding exercisable into 50,000 common shares at $2.85 per share until March 18, 1998. These warrants are exercisable only upon the holder meeting certain sales performance criteria. None were exercisable at November 30, 1996.

In October, 1996 the Company issued for cash of an aggregate of $1,500,000 of unsecured 6% Convertible Subordinated Promissory Notes due September 30, 1998 ("Notes"). The principal and interest amount of each Note may at the election of the Note holder be converted one or more times into fully paid and nonassessable shares of common stock, $.00001 par value, ("Shares") of the Company, at a price which is the lower of (i) $2.00 per share or (ii) 80% of five days market price prior to conversion but not less than $0.80 per share. If the Company's shares trade at $3.75 or more for ten consecutive days, the Company may force conversion of the Notes and accrued interest.

As of November 30, 1996, $450,000 of the Notes had been converted into 431,297 Shares at a price of $1.04 per share. During December 1996, an additional $850,000 of the Notes and $13,003 accrued interest on the Notes were converted into an additional 933,622 Shares at a price of $0.85 to $1.08 per share.

6. SUBSEQUENT EVENT

Pursuant to an Exchange Offer and Letter of Transmittal dated December 4, 1996 (the "Offer"), the Company received 96.89% of the outstanding shares of Metacomp Inc., a California corporation ("Metacomp"). As consideration for the shares tendered pursuant to the Offer, in January, 1997 the Company issued 1,272,068 unregistered shares of its common stock. Metacomp, founded in 1978, is a privately held, high technology company located in San Diego, California. Metacomp designs, manufactures, and sells a wide range of high performance data and telecommunications solutions for wide area networking and digital telecommunications requirements. Metacomp's product line will compliment the Company's ISDN product line.

                         PATRIOT SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

6. SUBSEQUENT EVENT (Continued)

The business combination effective as of December 26, 1996 is being treated as a pooling-of-interests. The following unaudited summary, prepared from preliminary information on a pro forma basis, combines the consolidated results of operations of the Company and Metacomp for the six months ended November 30, 1996 as if the combination had occurred as of June 1, 1996:


      Net sales                                              $   900,000
      Net loss before extraordinary item                      (1,200,000)
      Net income                                                 600,000

      Loss per share before extraordinary item               $     (0.05)
      Income per share                                              0.02

The extraordinary item is a gain from the discharge of debt as a result of the completion of Metacomp's Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code as of July, 1996.


ITEM 2. PLAN OF OPERATION

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "FUTURE PERFORMANCE AND RISK FACTORS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MAY 31, 1996.

RESULTS OF OPERATIONS
During the fiscal year ended May 31, 1996 and the six months ended November 30, 1996, the Company's operations consisted primarily of research and development activities towards the development of the ShBoom microprocessor technology and the CyberShark ISDN technology, administrative activities related towards financing and administrative operations and marketing expenditures incurred in initial phases of market exploration.

The Company expended a total of $449,853 as research and development costs during the six months ended November 30, 1996 primarily consisting of personnel and consultancy costs. This represented a $16,748 reduction from the comparable period of the prior year with the decrease consisting primarily of a reduction in consultancy costs. General and administrative costs were $339,914 during the six months ended November 30, 1996 comparable to the $203,296 for the corresponding period of the prior fiscal year. This increase was due primarily to the costs associated with the acquisition of Metacomp, increased legal, personnel and consultancy costs. The Company incurred $111,889 of marketing expenditures during the six months ended November 30, 1996 compared to $55,460 for the comparable period of the prior year. The $56,429 increase resulted primarily from costs associated with initial marketing activities on the Company's ShBoom technology and CyberShark product and the addition of a full time marketing and sales executive. The Company expensed $326,319 as amortization expense on purchased technology and patents for the six months ended November 30, 1996.

During the six months ended November 30, 1996 the Company used cash of $919,306 in operating activities with $125,966 being used to reduce accounts payable and accrued liabilities. The Company expended $89,592 in investing activities for the purchase of equipment and software. The Company anticipates research and development activities related to developing its technologies to continue at comparable levels during the next twelve months with an increasing emphasis on marketing initial ShBoom and CyberShark products.

PLAN OF OPERATION FOR NEXT TWELVE MONTHS

Since late 1989, the Company has been engaged in developing its technologies. The Company has not generated any significant operating revenues to date and only recently commenced offering CyberShark and ShBoom products for sale. Sales during the first six months of fiscal year 1997 consisted of ShBoom development boards typically sold to prospective customers for evaluation and the initial deliveries of the CyberShark. Orders are subject to rescheduling and cancellation and there can be no assurance the Company can be successful in future deliveries of products to customers or of future additional orders for the Company's products.

The Company's plan of operation for the next twelve months is to expand the marketing of ISDN products through its recent acquisition of Metacomp and introduce to market and commence sales and licensing of ShBoom-architecture microprocessors, design future generations of the ShBoom and ISDN technologies and exploit the radar and antenna technology. There can be no assurance the Company will be successful in exploiting its technologies.

At November 30, 1996, the Company had working capital of $1,623,134 compared to working capital of $746,600 at May 31, 1996. During October 1996 the Company received $1,500,000 from the sale of 6% subordinated convertible notes. Cash on hand at November 30, 1996 was $1,568,762. The Company has commenced the redesign of its ShBoom microprocessor from 0.8 micron fabrication to 0.5 micron in order to improve speed and reduce power consumption and per-part cost. Management estimates it will expend approximately $100,000 on this effort during the next three months. The Company estimates it will expend approximately $300,000 as a result of the acquisition of Metacomp of which approximately $250,000 is to liquidate a bank note payable.

At November 30, 1996, in addition to one full-time and two part-time executive officers, the Company had five full-time and one part-time research and development employees, one full-time and one part-time marketing person and one full-time and one part-time administrative persons. The acquisition of Metacomp in December, 1996 increased the number of personnel by 16. Subject to availability of resources, management is seeking to hire a new financial executive. Other than attempting to fill this slot, management has no current plans to hire additional personnel during the next twelve months except in response to specific new development opportunities or funding, or as required to support contract or commercialization activities, if any. Should CyberShark product or ShBoom product sales or licensing develop, the Company may be required to add technical and marketing support personnel. Likewise, if the radar or antenna should prove successful, then during the next twelve months the Company may require additional development, marketing and manufacturing personnel, the number dependent upon a variety of factors not presently determinable by management. The Company has in the past and may also in the future engage outside consultants for specific development or marketing tasks.

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

The Company has no other material sources of liquidity at this time. Based on the current fiscal year's rate of cash operating expenditures and current plans and assuming Metacomp neither uses or provides cash beyond the $300,000 described above, management anticipates a base level of cash operating expenditures aggregating approximately $1,500,000 during the next twelve months. Based on this estimate, the Company anticipates it will not have sufficient operating funds for the next twelve months. In order to meet the cash requirements of the Company, potential sources of future funds may include improved product sales, the sale of additional Company equity securities, some form of debt financing or the sale or licensing of certain of the Company's technologies. There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that such required funds will be available from the aforementioned or other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would therefore have a material adverse effect on the Company's business. Further there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on existing shareholders of the Company.

FUTURE PERFORMANCE AND RISK FACTORS

THIS REPORT CONTAINS A NUMBER OF FORWARD-LOOKING STATEMENTS WHICH REFLECTS THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THE COMPANY'S FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE SUMMARIZED BELOW. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS, TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT.

The Company is in the development stage and has experienced in the past and may experience in the future many of the problems, delays and expenses encountered by any business in the development stage, some of which are beyond the Company's control. The Company has limited operating history, has incurred significant cumulated losses, has only commenced marketing and sales of its products and has not achieved a profitable level of operations. There can be no assurance of future profitability. The Company may require additional funds in the future for operations or to exploit its technologies. The Company's technologies are in various stages of development and only the Company's CyberShark digital modem and the ShBoom PSC1000 and certain Metacomp products have been developed to the point of production of marketable product. There can be no assurance that any of the other technologies in development can be completed to commercial exploitation due to the inherent risks of new technology development limitations on financing competition, obsolescence, loss of key technical personnel and other factors. The Company's development projects are high risk in nature, where unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in determination that further development is unfeasible. There can be no assurance that the technologies, if completed, will achieve market acceptance sufficient to sustain the Company or achieve profitable operations. The Company acquired its ShBoom technology pursuant to a chain of agreements and there is uncertainty regarding royalty payments, if any, and indemnification from prior parties. The Company relies primarily on patents to protect its intellectual property rights. There can be no assurance that patents held by the Company will not be challenged and invalidated, that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be sufficient in scope or strength or be issued in all countries where the Company's products can be sold to provide meaningful protection or commercial advantage to the Company. Competitors may also be able to design around the Company's patents. The Company's common shares are traded on the OTC Bulletin Board, are thinly traded and are subject to special regulations imposed on "penny stocks." The Company's shares may experience significant price and volume volatility, increasing the risk of ownership to investors.



PART II.       OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - NONE

(b) Reports on Form 8-K
       No reports on Form 8-K were filed during the quarter ended November 30, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PATRIOT SCIENTIFIC CORPORATION


Date: January 10, 1997                    By: /s/ ROBERT PUTNAM
                                             ---------------------
                                             Robert Putnam, Secretary
                                             Treasurer and Director
                                             (Principal Financial and
                                             Accounting Officer and duly
                                             authorized to sign on behalf
                                             of the Registrant)