Form 10QSB
period 1997-02-28
PATRIOT SCIENTIFIC CORP
filed 1997-04-11
CIK 836564

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended February 28, 1997

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _____________ to _______________

                 Commission File Number 0-22182

                         PATRIOT SCIENTIFIC CORPORATION
       (Exact name of small business issuer as specified in its charter)

              Delaware                                       84-1070278
  ----------------------------------                  ------------------------
  (State or other jurisdiction of                     (I.R.S. Empl. Ident. No.)
  incorporation or organization)

                10989 Via Frontera, San Diego, California 92127
                 ------------------------------------------------
                    (Address of principal executive offices)

                                 (619) 674-5000
                 ------------------------------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES   X    NO
                                                               -----     -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.00001 par value                      32,908,329
-----------------------------------------   --------------------------------
          (Class)                           (Outstanding at April 10, 1997)

Transitional Small Business Disclosure Format (check one):  YES      NO  X
                                                                ----    ----

                         PATRIOT SCIENTIFIC CORPORATION
                                     INDEX


                                                                                                      Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

                 Consolidated Balance Sheets as of February 28, 1997 and
                   May 31, 1996  (unaudited)                                                          3

                 Consolidated Statements of Operations for the three and nine
                   months ended February 28, 1997 and 1996 (unaudited)                                4

                 Consolidated Statements of Cash Flows for the nine months ended
                   February 28, 1997 and 1996 (unaudited)                                             5

                 Notes to Consolidated Financial Statements                                           6

         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                          9


PART II. OTHER INFORMATION                                                                            12

         Item 1. Legal Proceedings                                                                    *
         Item 2. Changes in Securities                                                                *
         Item 3. Defaults upon Senior Securities                                                      *
         Item 4. Submission of Matters to a Vote of Security Holders                                  *
         Item 5. Other Information                                                                    *
         Item 6. Exhibits and Reports on Form 8-K                                                     12



SIGNATURES                                                                                            12


         *  No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements


                         PATRIOT SCIENTIFIC CORPORATION
                    CONSOLIDATED BALANCE SHEETS (Unaudited)

                                     ASSETS

                                                                                 February 28,                 May 31,
                                                                                    1997                       1996
Current Assets
  Cash and cash equivalents                                                    $    819,674               $   863,944
  Accounts receivable                                                               283,243                   199,401
  Inventories (Note 3)                                                              582,059                   611,156
  Prepaid expenses and other                                                         58,769                    71,963
                                                                               ------------               -----------
    Total current assets                                                          1,743,745                 1,746,464

Property and equipment - net                                                        428,581                   393,447
Purchased technology - net (Note 4)                                                 149,748                   612,333
Patents, trademarks and other - net                                                 142,649                   166,465
                                                                               ------------               -----------
  Total Assets                                                                 $  2,464,723               $ 2,918,709
                                                                               ============               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued liabilities                                     $    425,236               $   580,450
  Note payable to a bank                                                                 --                   312,306
  Current maturity of obligations under capital
    lease agreements                                                                  3,642                     8,746
                                                                               ------------               -----------
      Total current liabilities                                                     428,878                   901,502

Obligations under capital lease agreements                                            4,151                     5,219
                                                                               ------------               -----------
  Total Liabilities                                                                 433,029                   906,721

Stockholders# Equity
  Common stock $.00001 par value; authorized
    40,000,000 shares;  32,858,329 and 30,985,257
    shares issued and outstanding (Note 5)                                              329                       310
  Additional paid-in capital (Note 5)                                            12,366,309                10,151,024
  Accumulated deficit                                                           (10,334,944)               (8,139,346)
                                                                               ------------               -----------
                                                                                  2,031,694                 2,011,988
                                                                               ------------               -----------
  Total Liabilities and Stockholders' Equity                                   $  2,464,723               $ 2,918,709
                                                                               ============               ===========


            See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                       Three Months Ended                Nine Months Ended
                                                          February 28,                      February 28,
                                                     1997            1996               1997               1996
Net sales                                     $   485,199     $   599,977        $ 1,377,228        $ 1,832,830

Cost of sales                                     284,797         311,539            658,868            962,838
                                              -----------     -----------        -----------        -----------
Gross profit                                      200,402         288,438            718,360            869,992

Operating expenses:
  Research and development                        292,174         326,812          1,025,235          1,057,701
  Selling, general and
    administrative                                397,923         437,109          1,064,575          1,021,386
  Amortization                                    163,136         153,083            489,455            459,250
                                              -----------     -----------        -----------        -----------
                                                  853,233         917,004          2,579,265          2,538,337
                                              -----------     -----------        -----------        -----------
Other income (expenses):
  Interest income                                  11,569          53,033             34,516             61,625
  Interest expense                                 (2,014)        (42,375)           (31,967)           (40,645)
  Non-cash interest expense
    related to convertible
    notes (Note 6)                               (375,000)            -             (375,000)               -
                                              -----------     -----------        -----------        -----------
                                                 (365,445)         10,658           (372,451)            20,980
                                              -----------     -----------        -----------        -----------
Net loss before extraordinary
  item                                         (1,018,276)       (617,908)        (2,233,356)        (1,647,365)

Extraordinary income (Note 7)                         -               -            1,779,457                -
                                              -----------     -----------        -----------        -----------
Net loss                                      $(1,018,276)    $  (617,908)       $  (453,899)       $(1,647,365)
                                              ===========     ===========        ===========        ===========

Net loss per share before
  extraordinary item                          $     (0.04)    $     (0.02)       $     (0.08)       $     (0.07)
Extraordinary income                                   -               -                0.06                 -
                                              -----------     -----------        -----------        -----------
Net loss per share                            $     (0.04)    $     (0.02)       $     (0.02)       $     (0.07)
                                              ===========     ===========        ===========        ===========
Weighted average number of
  common shares outstanding
  during the period (Note 5)                   27,858,329      24,959,281         26,894,897         24,140,248
                                              ===========     ===========        ===========        ===========

                See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  Nine Months Ended
                                                                                     February 28,
                                                                                1997                    1996
Cash Flows from Operating Activities
   Net (loss)                                                               $  (453,899)           $(1,647,365)
   Adjustments to reconcile net (loss)
     to cash used in operating activities:
       Adjustment for Metacomp Inc. pooling of
         interests from year-end change (Note 2)                             (1,741,699)                   -
       Amortization and depreciation                                            623,336                583,506
       Equity issued for services                                                28,927                224,750
       Non-cash interest expense related to
           convertible notes (Note 6)                                           375,000                    -
       Changes in:
          Accounts and note receivable                                          (83,842)                27,303
           Inventories                                                           29,097               (139,724)
           Prepaid and other assets                                              37,010                 63,138
           Accounts payable and accrued expenses                               (155,214)                64,037
           Chapter 11 debt obligations                                              -                  (47,304)
                                                                            -----------            -----------
   Net cash used in operating
     activities                                                              (1,341,284)              (871,659)
                                                                            -----------            -----------
Cash Flows from Investing Activities
   Purchase of property and equipment                                          (195,885)              (225,326)
                                                                            -----------            -----------
     Net cash used in investing activities                                     (195,885)              (225,326)
                                                                            -----------            -----------
Cash Flows from Financing Activities
   Principal payments on notes payable and
     long-term debt                                                            (318,478)              (104,101)
   Proceeds from issuance of common stock
     and exercise of common stock warrants
     and options                                                                294,362                896,308
   Proceeds from issuance of convertible
     notes and accrued interest                                               1,517,015                    -
                                                                            -----------            -----------
       Net cash provided by financing activities                              1,492,899                792,207
                                                                            -----------            -----------

Net Increase (Decrease) in Cash                                                 (44,270)              (304,778)

Cash and cash equivalents at
  beginning of period                                                           863,944              1,135,067
                                                                            -----------            -----------
Cash and cash equivalents at
  end of period                                                             $   819,674            $   830,289
                                                                            ===========            ===========

Supplemental Disclosure of Cash Flow Information:
   Convertible notes  and accrued interest
     exchanged for common stock                                             $ 1,517,015            $       -
                                                                            -----------            -----------

                See notes to consolidated financial statements.

                              PACIFIC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of Patriot Scientific Corporation ("the Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended May 31, 1996 and the Company's Form 8K dated January 9, 1997 and Form 8KA dated February 27, 1997.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for the year.

As a result of the business combination discussed below, the consolidated balance sheet for May 31, 1996 includes a consolidation of the May 31, 1996 Patriot balance sheet and the July 31, 1996 Metacomp, Inc. ("Metacomp") balance sheet.

Also, as a result of the business combination discussed below, the Company no longer qualifies as a development stage company. Accordingly, the consolidated statements of operations and statements of cash flows do not include development stage cumulative results.

2.  ACQUISITION OF METACOMP, INC. COMMON STOCK

On December 26, 1996, the Company acquired 96.9% of the common stock of Metacomp in exchange for 1,272,068 shares of the Company's common stock. Metacomp designs, manufactures, and sells a wide range of high performance data and telecommunications solutions for wide area networking and digital telecommunications requirements. The business combination was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Metacomp for all periods presented. Metacomp's fiscal year-end has been changed from July 31 to May 31 to conform to the Company's fiscal year-end. Based on the difference in fiscal year-ends, results of operations for the two months ended July 31, 1996 have been included in the consolidated statements of operations for the nine months ended February 28, 1997. For the two months ended July 31, 1996, Metacomp recorded total revenues of $239,501, a net loss before extraordinary item of $37,758, extraordinary income of $1,779,457 and net income after extraordinary items of $1,741,699. The accompanying consolidated statements of cash flows has been adjusted to eliminate the net income after extraordinary items for the nine months ended February 28, 1997.

3. INVENTORIES

Inventories are stated at cost (determined primarily by the average cost method which approximates cost on a first-in, first-out basis) not in excess of market value.

Inventories at February 28, 1997 and May 31, 1996, consist of the following:

                                        February 28, 1997   May 31, 1996
Raw material                                 $442,768         $457,507
Work in process                                77,464           73,494
Finished goods                                113,827          132,155
Less reserve for inventory                    (52,000)         (52,000)
                                              -------         --------
                                             $582,059         $611,156
                                             ========         ========

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

4. PURCHASED TECHNOLOGY

Purchased technology at a cost of $1,837,000 relating to the Company's ShBoom Technology is being amortized over its estimated useful life of three years. Amortization expense of $459,250 was recorded related to this technology for the nine months ended February 28, 1997.

5. STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the nine months ended February 28, 1997:

                                                                     Common
                                                                     Shares           Dollars
Balance June 1, 1996                                              30,985,257       $10,151,334
Exercise of warrants                                                 151,583           239,501
Common stock issued for services                                      22,600            28,927
Exercise of stock options                                            173,786            54,861
Non-cash interest expense related to convertible notes
  recorded to additional paid-in capital                                 -             375,000
Conversion of 6% Convertible Subordinated Notes plus interest      1,525,103         1,517,015
                                                                  ----------       -----------
Balance February 28, 1997                                         32,858,329       $12,366,638
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

At February 28, 1997, the Company had 590,000 options outstanding pursuant to its 1992 ISO Stock Option Plan exercisable at prices ranging from $0.50 to $2.30 per share expiring beginning 1997 through 2001. The Company had 742,503 options outstanding pursuant to its 1992 NSO Stock Option Plan exercisable at prices ranging from $0.30 to $2.30 per share expiring beginning 1997 through 2002. The Company also had 2,990,526 options outstanding (of which 1,490,526 options are subject to stockholders' approval) pursuant to its 1996 Stock Option Plan exercisable at $0.20 to $2.30 per share expiring beginning in 1999 through 2001. Some of the options described in this paragraph are not presently exercisable and are subject to meeting vesting criteria.

As of October 1, 1995 the Board of Directors adopted the 1995 Employee Stock Compensation Plan providing for the issuance of up to 250,000 common shares to Employees, as defined. Executive officers and directors are not eligible under the Plan. Through February 28, 1997 the Company had issued 217,600 common shares pursuant to the plan.

At February 28, 1997 the Company had a warrant outstanding exercisable into 50,000 common shares at $2.85 per share until March 18, 1998. These warrants are exercisable only upon the holder meeting certain sales performance criteria. None were exercisable at February 28, 1997.

6.  CONVERTIBLE SUBORDINATED PROMISSORY NOTES

In October, 1996 the Company issued for cash an aggregate of $1,500,000 of unsecured 6% Convertible Subordinated Promissory Notes due September 30, 1998 ("Notes"). The principal and interest amount of each Note could at the election of the Note holder be converted one or more times into fully paid and nonassessable shares of common stock, $.00001 par value, ("Shares") of the Company, at a price which was the lower of (i) $2.00 per share or (ii) 80% of five days market price prior to conversion but not less than $0.80 per share. As of February 28, 1997 all Notes plus accrued interest had been converted into Shares of the Company.

According to the views of the Staff of the Securities and Exchange Commission, convertible debt instruments which are convertible at a discount to market should be accounted for by treating such discount as additional interest expense. The Company determined to conform to those views and computed the amount of the discount based on the difference between the conversion price and fair value of the underlying common stock on the date the Notes were issued. The Company has recorded $375,000 of additional paid-in capital for the discount related to the embedded interest in the Notes. This same amount has been expensed during the third fiscal quarter ended February 28, 1997 under the caption "Non-cash interest expense related to convertible Notes."

7.  EXTRAORDINARY INCOME

The extraordinary income is a gain from the discharge of debt as a result of the completion of Metacomp's Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code as of July, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company's results of operations have and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including the overall state of the semiconductor and communications segments of the economy, the development status and demand for the Company's products, economic conditions in the Company's markets, the timing of orders, the timing of expenditures in anticipation of future sales, the mix of products sold by the Company, the introduction of new products and product enhancements by the Company or its competitors and pricing and other competitive conditions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 1997 AND 1996

Net sales. Total net sales for the third quarter of fiscal 1997 decreased 19.1% to $485,199 from $599,977 for the third quarter of fiscal 1996. This decrease was due primarily to the completion of a government contract for communication products during the end of fiscal 1996 and the phase out of older product lines. In addition, new communication product revenues were delayed due to software modifications that were completed during the third fiscal quarter. Revenues from these new communication products are anticipated to improve as a result of these modifications starting in the fourth fiscal quarter.

Cost of sales. Cost of sales as a percentage of net sales increased to 58.7% for the third quarter of fiscal 1997 compared to 51.9% for the corresponding quarter of the previous fiscal year. This increase was due primarily to non recurring revenue items related to engineering design and modification and source code revenue having a favorable impact on the cost of sales percentage during the third quarter of fiscal 1996.

Research and development expenses decreased 10.6% from $326,812 for the third fiscal quarter of 1996 to $292,174 for the third fiscal quarter of 1997. This decrease was due primarily to the completion of software for the communication products discussed above.

Selling, general and administrative expenses decreased by 9% from $437,109 for the third quarter of fiscal 1996 to $397,923 for the third quarter of fiscal 1997. This decrease was due primarily to Metacomp terminating agreements with a variety of manufacturers' representatives during the end of fiscal 1996 resulting in the elimination of commission expense.

Amortization of purchased technology was constant between the two periods at $153,083. An additional $10,053 related to the amortization of patent expense is reflected for the third quarter of fiscal 1997.

Other income (expense) was significantly higher for the third quarter of fiscal 1997 as a result of the non-cash interest related to discounted notes discussed in Note 6 to the consolidated financial statements.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 1997 AND 1996

Net sales. Total net sales for the first three quarters of fiscal 1997 decreased 24.9% to $1,377,228 from $1,832,830 for the first three quarters of fiscal 1996. This decrease was due primarily as discussed above to the completion of a government contract for communication products during the end
of fiscal 1996 and to several older product lines being phased out.   In
addition, new communication product revenues were delayed due to software modifications that were completed during the third fiscal quarter. Revenues from these new communication products are anticipated to improve as a result of these modifications starting in the fourth fiscal quarter.

Cost of sales. Cost of sales as a percentage of net sales decreased to 47.8% for the first three quarters of fiscal 1997 compared to 52.5% for the corresponding period of the previous fiscal year. This decrease was due primarily to the sale of a communication product license having a favorable impact on the cost of sales percentage during the first three quarters of fiscal 1997.

Research and development expenses decreased 3.1% from $1,057,701 for the first three quarters of fiscal 1996 compared to $1,025,235 for the first three quarters of fiscal 1997. This decrease was due primarily to the completion of software for the communication products discussed above.

Selling, general and administrative expenses increased 4.2% from $1,021,386 for the first three quarters of fiscal 1996 to $1,064,575 for the first three quarters of fiscal 1997. This increase was due primarily to the costs related to the business combination with Metacomp and the costs of raising funds.

Amortization of purchased technology was constant between the two periods at $459,250. An additional $30,205 related to the amortization of patent expense is reflected for the first three quarters of fiscal 1997.

Other income (expense) was significantly higher for the first three quarters of fiscal 1997 as a result of the non-cash interest related to discounted Notes discussed in Note 6 to the consolidated financial statements.

An extraordinary income item of $1,779,457 is included in the three quarters of fiscal 1997. This item is the result of the discharge of debts by Metacomp in July, 1996 as a result of their successful completion of their Chapter 11 case.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1997, working capital was $1,314,876 and cash and cash equivalents totaled $819,674. The Company has funded its operations primarily through cash flows from operations and the issuance of securities. The cash and cash equivalents decreased $44,270 during the nine months ended February 28, 1997. The net cash used in operating activities of $1,341,284, additions to property and equipment of $195,885, and a payment on Metacomp's line of credit of $312,306 was offset by a new issuance of convertible debt in the amount of $1,500,000 and the issuance of common stock and common stock warrants in the amount of $294,362. The convertible debt was subsequently converted into common shares of the Company.

The Company's liquidity for the next twelve months is anticipated to be supplemented by introducing to market and commencing sales and licensing of ShBoom microprocessors, designing future generations of the ShBoom and communication product technologies and exploiting the radar and antenna technology and by expanding the marketing of communication products through its recent acquisition of Metacomp.

The Company anticipates that it may require additional equipment, fabrication, components and supplies during the next twelve months to continue development of the Company's technologies. Product introductions such as those currently underway for communication products and the ShBoom microprocessor may require significant inventory and other expenditures not presently estimable by management. Further, if expanded development is commenced or new generations of microprocessors or radar are accelerated beyond current plans, additional expenditures, not currently estimable by management, may be required. It is possible therefore, that higher levels of expenditures may be required than currently contemplated by management resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise.

Based on the current fiscal year's rate of cash operating expenditures and current plans, management anticipates additional cash requirements of
approximately $1,000,000 during the next twelve months.   The Company
anticipates to meet this cash requirement from improved product sales, the sale of additional Company equity securities, some form of debt financing or the sale or licensing of certain of the Company's technologies. There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that such required funds will be available from the aforementioned or other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would therefore have a material adverse effect on the Company's business. Further there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on existing shareholders of the Company.

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

Since the business combination with Metacomp, the Company has segregated its operations into semiconductor, communication, and radar/antenna segments. However, synergistic technical and other resources can and will be deployed across all three segments.

Product revenues have been primarily from Metacomp which has been incorporated into the communication segment. The Company anticipates that its communication segment will be cash positive over the next fiscal year. The Company recently announced the receipt of a new $2 million order for communication products which included Patriot's original ISDN/CyberShark(TM) product. The Company has successfully delivered this new CyberShark(TM) product during the past few months and deliveries of this product are anticipated to significantly increase over the next several quarters. The communication products are specifically designed to fill both the high speed data as well as the video conferencing requirements of the Internet. The Company has recently hired a sales executive to lead the marketing efforts for its communication segment.

The semiconductor chip, the ShBoom technology family, continues to be the Company's primary focus for future development. The Company is near completion of developing a 0.5 micron version of the ShBoom chip which will increase processing speed and performance. In addition, the Company has signed an agreement and work has commenced on having the Java programming language ported
to its ShBoom chip.   This enhancement is expected to  increase potential
market opportunities in areas such as televisions, TV set top boxes, Java communication enhancement products and other Internet related products. The Company has hired a marketing and sales executive and has expanded its technical sales representation world-wide to provide sales and technical support for the semiconductor segment.

The Company's primary focus for the radar and antenna technology segment will continue to be pursue various government agencies and commercial entities to fund additional development efforts in an effort to establish business partnerships that will enable the Company to commercialize this technology.

The Company is focusing its sales efforts on original equipment manufacturers, system integrators, and Internet service providers for both the semiconductor and communication segments. In addition, the Company anticipates to use the semiconductor chip in existing and future products developed in all three product segments.

The Company has experienced in the past and may experience in the future many of the problems, delays and expenses encountered by any business in the early stages of development, some of which are beyond the Company's control. The Company has limited operating history, has incurred significant cumulated losses, has only recently commenced marketing and sales of its products and has not achieved a profitable level of operations. There can be no assurance of future profitability. The Company may require additional funds in the future for operations or to exploit its technologies. There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that such required funds will be available from the aforementioned or other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would therefore have a material adverse effect on the Company's business. Further there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on existing shareholders of the Company. The Company's technologies are in various stages of development and only the Company's CyberShark(TM) digital modem and the ShBoom and certain Metacomp products have been developed to the point of production of marketable product. There can be no assurance that any of the technologies in development can be completed to commercial exploitation due to the inherent risks of new technology development limitations on financing competition, obsolescence, loss of key technical personnel and other factors. The Company's development projects are high risk in nature, where unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in determination that further development is unfeasible. There can be no assurance that the technologies, if completed, will achieve market acceptance sufficient to sustain the Company or achieve profitable operations. The Company acquired its ShBoom technology pursuant to a chain of agreements and there is uncertainty regarding royalty payments, if any, and indemnification from prior parties. The Company does not believe it is obligated to pay any royalties on aspects of the ShBoom technology specified in prior agreements between nanoTronics Corporation and previous inventors.
The Company believes, should there be royalties due to previous inventors, that the obligation is that of nanoTronics. However, the Company could become subject to unindemnified claims relating to any failure by nanoTronics to pay such royalties, if due. Also the company could become liable for up to
$1,250,000 to nanoTronics under certain indemnification provisions.   The
Company relies primarily on patents to protect its intellectual property rights. There can be no assurance that patents held by the Company will not be challenged and invalidated, that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be sufficient in scope or strength or be issued in all countries where the Company's products can be sold to provide meaningful protection or commercial advantage to the Company. Competitors may also be able to design around the Company's patents. The Company's common shares are traded on the OTC Bulletin Board, are thinly traded and are subject to special regulations imposed on "penny stocks." The Company's shares may experience significant price and volume volatility, increasing the risk of ownership to investors.


PART II.       OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - NONE

(b) Reports on Form 8-K

         A Report on Form 8-K was filed on January 9, 1997 and amended on February 27, 1997 related to the acquisition of Metacomp on December 26, 1996.





                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT SCIENTIFIC CORPORATION


Date: April 11, 1997                       By:       /s/ ROBERT PUTNAM
                                                    ------------------
                                                    Robert Putnam, Secretary
                                                    Treasurer and Director
                                                    (Principal Financial and
                                                    Accounting Officer and duly
                                                    authorized to sign on behalf
                                                    of the Registrant)