Form 10KSB40
period 1997-05-31
PATRIOT SCIENTIFIC CORP
filed 1997-07-18
CIK 836564

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                     FOR THE FISCAL YEAR ENDED MAY 31, 1997

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
       For the transition period from ___________ to _______________

                         Commission File Number 0-22182

                         PATRIOT SCIENTIFIC CORPORATION
                 (Name of small business issuer in its charter)

                  Delaware                        84-1070278
                  --------                        ----------
        (State or other jurisdiction of      (I.R.S. Empl. Ident. No.)
         incorporation or organization)

   10989 Via Frontera, San Diego, California                   92127
   -----------------------------------------                   -----
    (Address of principal executive offices)                 (Zip Code)

              (619) 674-5000
              --------------
         (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.00001 par value
                         -------------------------------
                                (Title of Class)

Check whether the issuer (1 ) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $1,847,421

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 1, 1997 was $33,076,473 based on a closing bid price of $1.90 as reported on the OTC Electronic Bulletin Board system.

At July 11, 1997, 33,189,195 shares of common stock, par value $.00001 per share (the registrant's only class of voting stock) were outstanding.


                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I
ITEM 1.  Description of Business                                            6
ITEM 2.  Description of Property                                            19
ITEM 3.  Legal Proceedings                                                  19
ITEM 4.  Submission of Matters to a Vote of Security Holders                19

                                     PART II
ITEM 5.  Market for Common Equity and Related                               19
           Stockholder Matters
ITEM 6.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              20
ITEM 7.  Financial Statements                                               21
ITEM 8.  Changes in and Disagreement with Accountants on                    22
           Accounting and Financial Disclosure

                                    PART III
ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;      22
           Compliance With Section 16(a) of the Exchange Act
ITEM 10. Executive Compensation                                             25
ITEM 11. Security Ownership of Certain Beneficial Owners and Management     28
ITEM 12. Certain Relationships and Related Transactions                     30

ITEM 13. Exhibits and Reports on Form 8-K                                   31

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act and Section 12E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, and the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all of such forward-looking statements. The forward-looking statements in this Prospectus reflect the company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically absence of significant revenues, history of losses, no assurance that technology can be completed or that it might be delayed, significant competition, the uncertainty of patent and proprietary rights, the uncertainty as to royalty payments and indemnification risks, possible adverse effects of future sales of shares on the market, trading risks of low-priced stocks and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific risk factors described herein and in "Risk Factors", and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.


                           GLOSSARY OF TECHNICAL TERMS

ASIC (Application Specific Integrated Circuit) - a chip built to meet the specific application of one customer, requiring large volumes to recover the high development costs.

ASSP (Application Specific Standard Product) - a chip designed for a particular market application rather than a single customer, e.g. a keyboard controller that can be used by many customers.

AT - The first IBM computer that had a 16 bit computer data bus (connectors for communication cards.)

BANDWIDTH - the rate or speed at which information can move in a given medium, such as an electronic wire or the air.

BRI (Basic Rate Interface) - A digital service consisting of 2 B channels and 1
      D channel. The B channels are used for data and the D channel is used for control.

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

BUS - a group of connectors in a computer system that allow a number of different cards to communicate.

CENTRAL PROCESSING UNIT (CPU) - the part of a computer that interprets and executes instructions.

CHIP (DIE) - the small piece of a silicon wafer containing the microscopic electrical components and wiring for an integrated circuit -- the integrated circuit without a package surrounding it.

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

E1 - The European equivalent of T1.
      EMBEDDED CONTROL SYSTEMS (Embedded systems, embedded controller, embedded control microprocessor) - products that contain computers, but are not necessarily used as computers. Used for control applications such as laser printer controllers, graphics controllers, accelerator cards, motion controllers, digital communication devices and video terminal controllers.

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

ISA - (Industry Standard Architecture) - The name given by all the manufacturers to the BUS used in the IBM AT computer.

JAVA - an object-oriented programming language that operates independent of any particular operating system and was developed by Sun Microsystems Inc. Java programs, called applets, can be accessed over a network and run on any processor whenever needed.

JAVA PROCESSOR - a microprocessor designed primarily to execute the Java language on a particular CPU.

ISDN (Integrated Services Digital Network) - is a set of digital transmission protocols that virtually all of the world's communications carriers have adopted as a standard to allow a standard twisted-pair copper telephone line to be a high-speed high-capacity digital line capable of multiple transmissions.

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

PRI - (Primary Rate Interface) - A variation of T1 which consists of 23 B channels and 1 D channel. The B channels are used to carry data and the D channel is used for controls. Each B channel has a data rate capacity of 64 kilo bits per second.

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

PCI - A newer faster BUS which supports 32 or 64 data bit transfers.

REGISTER - a directly addressable location for storing data within a computer.
      Most microprocessors are register based. Also see Stack/Register Architecture.

RISC (Reduced Instruction Set Computer) - a computer whose instructions are much simpler than Complex Instruction Set Computers (CISC). This, and other architectural differences, allow RISC instructions to execute at a faster rate and thus provide higher performance than a similar technology CISC machine.

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

T1 - A telephone service which carries digital signals between the customer and the central office at 1.544 megahertz speeds.

TRANSISTOR - a small electronic device containing a semiconductor. It is the lowest level element in an integrated circuit which switches the flow of electricity "on" or "off."

VME - An older BUS system typically used for industrial control systems.

WAFERS - the typically 6" or 8" diameter slices of silicon crystal on which integrated circuits are fabricated.

WORLDWIDE WEB OR WWW - a portion of the Internet which is a distributed hypermedia system using hypertext documents which use text with pointers to other text. The World Wide Web is accessed using browser programs allowing searches and linking of documents and databases. Allows non-technical users to exploit the capabilities of the Internet.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

        Patriot Scientific Corporation (the "Company" or "Patriot") was organized under Delaware law on March 24, 1992 as the successor by merger to Patriot Financial Corporation, a Colorado corporation incorporated on June 10, 1987. Its address is 10989 Via Frontera, San Diego, California 92127, and its telephone number is (619) 674-5000. The Company's home page can be located on the World Wide Web at http://www.ptsc.com.

        The Company is engaged in the development and marketing of patented microprocessor technology and high-performance digital communication products. The Company also owns and is developing innovative radar and antenna technology. The Company's strategy is to exploit its technologies through product sales, licensing, strategic alliances or government contracting.

        The Company has had limited revenues since its inception and, as a result of the acquisition of Metacomp and initiation of CyberShark sales, only recently emerged from the development stage. There can be no assurance the Company can achieve profitable operations, and the Company may need additional financial resources during the next twelve months.

BACKGROUND

        In February of 1989 the Company completed its initial public offering pursuant to a Registration Statement on Form S-18 under the Securities Act of 1933 (the "Act"), raising gross proceeds of $50,000 and net proceeds of approximately $28,640 upon the sale of 2,500,000 units at $.02 per unit. Each unit sold in the public offering consisted of one Common Share and one Class A common stock purchase warrant exercisable to acquire one share of common stock and one Class B common stock purchase warrant. All Class A and Class B warrants have since been exercised or have lapsed.

        On August 10, 1989, the Company acquired its GPR technology from the inventor, Mr. Elwood G. Norris, now the Company's Chairman. The details of that acquisition and certain related agreements are described in more detail in "Certain Transactions" below. A description of the GPR technology, certain information about the industry generally, and the Company's operational plans are discussed below under the caption "Business".

        On May 12, 1992, the Company redomiciled itself from Colorado to Delaware by merging into a wholly-owned Delaware subsidiary (Patriot Scientific Corporation) organized for that purpose. The reincorporation resulted in a combination (reverse split) of each three of the Company's common shares, par value $.00001, into one share of the Delaware corporation, par value $.00001. The reincorporation also effected a change in the Company's charter and bylaws and a name change to Patriot Scientific Corporation.

        In May of 1993, the Company registered under the Act a total of 7,631,606 shares issuable upon the exercise of outstanding Class A and Class B common stock purchase warrants. The Company received net proceeds of $3,343,915 upon the exercise of those warrants and the issuance of 7,538,102 common shares. None of such warrants remain outstanding.

        Effective May 31, 1994, pursuant to an Assets Purchase Agreement and Plan of Reorganization ("nanoTronics Agreement") between the Company, nanoTronics Corporation ("nanoTronics") located in Eagle Point, Oregon and Helmut Falk ("Falk"), the Company issued a total of 10,000,000 restricted common shares to nanoTronics to acquire certain microprocessor technology of nanoTronics. The technology acquired ("ShBoom technology") is being used to develop a sophisticated yet low cost microprocessor. 5,000,000 of the shares were issued on a non-contingent basis and the remaining 5,000,000 shares are subject to the terms of an earnout escrow arrangement. See "Business."

        Effective December 26, 1996, pursuant to an exchange offer and letter of transmittal, the Company acquired 96.9% of the outstanding shares of Metacomp Inc., a California corporation ("Metacomp") from 56 shareholders in exchange for the issuance of 1,272,068 shares of the Company's common stock. Based on the closing price of the Company's common stock of $1.375 on the date of the acquisition, the price of the acquisition was $1,749,094. This business combination has been accounted for as a pooling-of-interests. Sixteen persons who hold an aggregate of 1,059,574 common shares issued in the Metacomp acquisition, have agreed to a lock-up arrangement limiting sales by each holder to 5% of their shares per month through December 1998.

                                    BUSINESS

ORGANIZATION AND CORPORATE DEVELOPMENT
        The Company's business is managed as three major technologies/divisions
(1) ShBoom microprocessor technology, (2) digital communications and (3) radar and antennae technology. The Company anticipates that the PSC1000 family of the ShBoom microprocessors will benefit the radar and antennae technology and the digital communications division, in that the ShBoom microprocessor may provide a low-cost, high performance alternative to existing microprocessors. Due to the Company's small size, staffing overlaps among the divisions with certain personnel working on more than one of the technologies from time to time. As a result of the business combination with Metacomp, the Company is no longer a development stage company.

        During fiscal years 1997 and 1996 the Company focused its efforts on the ShBoom technology and digital communications technologies. The ShBoom technology and the Company's initial microprocessors, the PSC1000 family, are targeted for the embedded controller and Java language processor marketplaces.

        In reviewing markets for the ShBoom technology, the Company identified within the communications market a possible opportunity for its ISDN product. During fiscal 1995 the Company initiated the development of a computer compatible plug-in card allowing high-speed, cost-effective digital ISDN access to the Internet and other networks. This product, the CyberShark digital modem, is being marketed to Internet providers, distributors, value added resalers and original equipment manufacturers and has been integrated with Metacomp's digital communication products.

        In 1994, during the course of the Company's GPR development, the Company identified certain antenna technology employing ionized gas as the conducting element. In April, 1997 the Company obtained a government contract to evaluate and characterize the gas antenna technology. Management believes this technology could also have applications in digital communications and radar. However, Company has no present plans to devote significant resources to this technology other than from outside funding.

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

        Use of the Internet has grown rapidly since its commercialization in the early 1990's. While industry estimates of the number of Internet users varies widely, a survey conducted by CommerceNet-Nielsen Media Research in December 1996 and January 1997 indicates that 50.6 million persons in the U.S. and Canada use the Internet, more than twice the usage that occurred in 1995. The Internet is a rapidly growing market segment impacting computer hardware, software and peripheral industries. The rapid growth in popularity of the Internet is in part due to continuing penetration of computers and modems into U.S. households, growth of the informational, entertainment and commercial applications and resources of the Internet and the growing awareness of such resources among individuals, and increasing availability of user-friendly navigational and utility tools which enable easier access to the Internet's resources.

        The growth of the Internet and corporate Intranets is creating a demand for hardware, software and peripherals. The large and growing number of users connecting to the Internet is creating a demand for traditional analog modems and ISDN digital modems, such as the Company's CyberShark, and other digital communication devices such as those produced by Metacomp. New software, such as Java, is emerging to serve the requirements of Internet users.

        The Java programming language was originally developed for personal digital assistant devices (PDA's) and television set top boxes. It was formally announced as an object-oriented language for the Internet in May 1995 by Sun Microsystems Inc. It was launched on the Internet through the free offer of a Java programming software developer's kit and Java related browser, a form of Internet software interface. A large number of major computer, software, browser and on-line service provider companies have licensed the Java language. Accordingly, although no assurance can be given, Java appears to be emerging as the fundamental platform for distributed, network-centric applications. There is a growing list of Java applications or applets now available on the Internet that not only enhance Web pages but perform many functions of traditional computer software programs. The Company's ShBoom technology lends itself to potential acceptance in this market.

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

        The growth of Java is causing a number of companies to consider it as a basis for a new style of computing tailored to the Internet and not encumbered by the limitations of, or requiring, traditional operating systems (such as Microsoft DOS or Windows, UNIX or Macintosh). The concept is to design inexpensive Internet computer devices or scaled down computers to access and compute via the Internet. Public announcements of such devices have been made by major companies such as Oracle and Sun Microsystems. There can be no assurance that any such devices will become successful or that any will use the ShBoom technology in the future.

SHBOOM MICROPROCESSOR TECHNOLOGY

        GENERAL BACKGROUND. nanoTronics Corporation was formed in 1991 and acquired the ShBoom technology, a base technology for an advanced microprocessor integrated on a single chip. nanoTronics subsequently engaged in substantial technical development and fabricated a first-generation microprocessor in early 1994.

        Since the acquisition of the ShBoom technology from nanoTronics, effective May 31, 1994, the Company has been engaged in correcting errors in the microprocessor design, adding additional technical features to further modernize the design, and improving and testing the new design. The Company obtained the latest run of prototype chips in late May 1996 (current version, the PSC1008, an 0.8 micron chip). These chips are being employed in demonstrations for prospective customers and are available for sale. However, prospective customers are generally awaiting the next generation of the PSC1000 family, the PSC1005, a
0.5 micron production chip which is expected to feature lower cost, reduced size and improved performance. Future enhancements and generations or modifications of chips employing the ShBoom technology and architecture are contemplated by the Company.

        INDUSTRY BACKGROUND. The semiconductor logic market has three major sectors: (1) Standard Logic Products, (2) Application Specific Standard Products (ASSPs), and (3) Application Specific Integrated Circuit (ASICs). Standard logic products, such as the Intel 80X86 and Motorola 680X0 microprocessor families, are neither application nor customer specific. They are intended to be utilized by a large group of systems designers for a broad range of applications. Because they are designed to be used in a broad array of applications, they may not be cost effective for specific applications. ASICs are designed to meet the specific application of one customer. While cost effective for that application, ASICs require large sales volumes of that application to recover their development costs. ASSPs are developed for one or more applications but are not generally proprietary to one customer. Examples of ASSP applications include modems, cellular telephones, wireless communications, multimedia applications, facsimile machines and local area networks. The Company's chip is a microprocessor designed to be combined with application-specific software to serve as an embedded control product for the ASSP market sector.

        ASSPs are typically used in embedded control systems by manufacturers to provide an integrated solution for application specific control requirements. Such systems usually contain a microprocessor or microcontroller, logic circuitry, memory and input/output circuitry. Electronic system manufacturers combine one or more of these elements to fit a specific application. The microprocessor provides the intelligence to control the system. The logic circuitry provides functions specific to the end application. The input/output circuitry may also be application specific or an industry standard component. The memory element, if not on the microprocessor, is usually a standard product to store program instructions and data. In the past, these functions have been executed through multiple integrated circuits assembled on a printed circuit board. The requirements for reduced cost and improved system performance have created market opportunities for semiconductor suppliers to integrate some or all of these elements into a single ASSP chip or chip set, such as the ShBoom-architecture PSC1000 family. The PSC1000 family provides close integration of the microprocessor and input/output function with the logic circuitry, thereby providing an advanced ASSP.

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

        Microcontrollers are generally available in 4-bit through 32-bit architectures, which refers to the amount of data they can process. Although 4-bit microcontrollers are relatively inexpensive, typically less than $1.00 each, they lack performance and features but account for more than 40% of worldwide microcontroller volume. Also, in general use today are 8-bit architectures, generally costing $1.00 to $10.00 each and accounting for an additional 40% of worldwide microcontroller volume. To date 16-bit and 32-bit architectures, with typical costs of over $10.00 each, have offered very high performance, but are generally considered to be expensive for high-volume embedded control applications. The use of 16-bit and 32-bit architectures offers fewer internal limitations, making programming easier and providing higher performance. Although generally more expensive per unit and requiring more support logic and memory, these devices offer many advantages for more sophisticated embedded control systems.

        Electronic system designers, driven by competitive market forces, seek semiconductor products with more intelligence, functionality and control which can be used to reduce system costs and improve performance. For these needs, the ShBoom architecture was designed to be a sophisticated 32-bit RISC (reduced instruction set computer) microprocessor with advanced features, including the most commonly needed support logic, but at a low cost; thereby providing improved performance to existing embedded control applications and creating the opportunity for the development of new, cost-effective applications.

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

        The Company's technology is fundamentally different from most other microprocessors because it is stack-oriented, in that the data is stored in groups. The Company's microprocessor further employs certain features of both register and stack designs. The resultant merged stack-register architecture improves program execution for a wide range of embedded applications. The Company's design combines two processors in one highly-integrated package, a microprocessing unit (MPU) for performing conventional processing tasks, and an input-output processor (IOP) for performing input-output functions. The IOP replaces many dedicated peripheral functions supplied with other processors. The microprocessor's design simplifies the manipulation of data. ShBoom's architecture employs instructions which are shrunk from 32-bits to 8-bits. This simplified instruction scheme improves execution speed for computer instructions. The Company's architecture incorporates many on-chip system functions, thus eliminating the requirement of support chips and reducing system cost to users.

        The PSC1008, the 0.8 micron chip, has been designed to operate at a speed of 50Mhz; and the PSC1005, the 0.5 micron chip, has been designed to operate at a speed of 100Mhz. They are compatible with a wide range of memory technology from low cost DRAM (dynamic random-access memory) to high speed SRAM (static random access memory). The chips can be packaged in various surface-mount and die-form packaging. There can be no assurance that the designed speed will be achieved with production chips or future versions or that all of the desired functions will perform as anticipated.

        The ShBoom technology is not designed or targeted to compete with high-end processors for use in personal computers. It is targeted for embedded control applications. The Company believes that the above advanced features differentiate the PSC1000 family from other 8-bit to 32-bit chips targeted for embedded control applications. Considering the reduced requirement for support chips, the PSC1000 family is intended to be available at a high volume price that should be price competitive with high-end 8-bit chip and general 16-bit chip systems but with higher performance (speed and functional capability). The PSC1000 family has been designed to allow high-speed and high-yield fabrication using generally available wafer fabrication technology and facilities.

        THE SHBOOM MICROPROCESSOR AS A JAVA PROCESSOR. The Company believes the ShBoom microprocessor architecture is capable of being a highly-efficient and cost-effective Java programming language processor. This is because Java is designed to run on a stack-oriented architecture and the stack-oriented ShBoom architecture is very efficient for executing the virtual stack machine internal to Java. Many Java bytecodes (byte or 8-bit sized operation codes or instructions) require only a single 8-bit PSC1000 family instruction to be executed, providing a performance advantage over other more expensive processors that require six or more 32-bit instructions to do the same task. This is an important advantage for executing Java programs with increased speed. In addition, the incorporation of many on-chip system functions is expected to allow the PSC1000 family to perform most of the other functions required of an Internet computer device or Java accelerator, thereby eliminating components. Since Internet computers are designed to be inexpensive appliances for Internet access, cost, speed and performance are expected to be key requirements for designers. The Company believes the ShBoom technology can compete favorably on the basis of such requirements, although there can be no assurance the Company can successfully exploit Java related applications or that competitors will not create superior Java processors.

        The Company is currently in the process of porting a Java operating system to the PSC1000 family, which currently utilizes the C programming language for software support. In June 1997 the Company signed a Technology License and Distribution Agreement with Sun Microsystems which will enable the Company to develop and distribute products based on Sun's JavaOS Technology. Successful implementation of a Java operating system is expected to produce one of the best price performance chips available in silicon supporting the Java virtual machine amongst many having been announced, including Sun Microelectronics' PicoJava chip. The Company believes that, if the implementation is successfully completed, the PSC1000 family will be competitive with Java chips announced by competitors. However, there can be no assurance of successful implementation of a Java operating system or of a market for a PSC1000 family Java chip.

        STAGE OF DEVELOPMENT. An initial first-generation production of wafers was fabricated in early 1994 at a contract fabrication facility using 6-inch wafers employing 0.8 micron double-metal CMOS technology. After the May 31, 1994 acquisition, the Company improved the original design, added new features and performed simulations and tests of the improved designs. In October 1995 a run of six wafers of second-generation chips (of the same CMOS technology) were fabricated by a contract fabrication facility. Subsequently, the Company tested the resultant chips, while completing a C computer language compiler and preparing application development tools. The compiler and application development tools are necessary to enable system designers to program the PSC1000 family for specific applications. The Company made corrections to the design from testing the first run and produced an additional run of second-generation chips from existing wafers. Second run chips (the PSC1008) were received in May 1996. In July 1996, the Company commenced employing these chips in demonstration boards for use by developers and prospective customers and licensees.

        In December 1996 the Company commenced development efforts aimed at producing a 0.5 micron chip based on the ShBoom technology. Management anticipates that a reduction to 0.5 micron double-metal CMOS technology (the PSC1005) will improve operating speed, reduce power requirements, reduce physical size and reduce fabrication cost resulting in improved cost-performance over the PSC1008 and competitors. Management believes, although there can be no assurance, that the reduction in size and the Java language implementation can be completed by the end of August, 1997.

        At each stage of development, chips require extensive testing to ascertain performance limitations and the extent and nature of errors (bugs), if any. When significant limitations or errors are discovered, additional rounds of design modifications and fabrication are required prior to having functional and demonstrable chips for prospective customers and licensees. Although PSC1008 version chips have been sent to prospective customers in anticipation of production quantity orders, there can be no assurance that the Company, during its continued testing of these products, will not identify errors requiring additional rounds of design and fabrication prior to commercial production. Additional delays could have an adverse effect on the marketability of the Company's technology and the Company's financial condition.

        The Company has developed marketing materials, product manuals and application development tools for use by prospective licensees and customers. The manuals and tools are necessary to enable system designers to quickly and easily program the PSC1000 family for specific applications.

        Management believes that the PSC1000 family is ready for licensing or sale and that any additional changes encountered in current testing will be minor and can be made during initial production runs of PSC1000 family chips for customers, when and if orders are obtained. Management also believes the ShBoom core technology is ready for licensing for use by others to develop custom multiple function chips. Certain initial licensing discussions and customer demonstrations have commenced. However, there can be no assurance of market acceptance of the PSC1000 family or the Company's ShBoom technology.

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

        Because of the above factors and competitive conditions, management intends to focus most of its marketing development efforts on the Java processor business, a new but highly-competitive field without an established base of efficient chips and for which management believes the ShBoom architecture has certain technical advantages.

        Management believes that the ShBoom architecture is suited for controller applications requiring high-performance and low system cost, such as laser printers, dot-matrix printers, video terminals, robotics, motion controllers, industrial controllers, digital communication devices, video games, cable and satellite modems and TV set-top boxes. The Company expects that early licensing of the technology and product applications will focus on embedded control.

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

        Subject to the availability of financial and personnel resources, while the Company is commercializing the PSC1000 family and the ShBoom core technology, the Company's strategy is to also design and develop future versions of the chip with more demanding sub-micron technology and with more features. However, the Company's resources are limited and there can be no assurance the Company will be able to continue chip enhancement.

        Initial fabrications of the PSC1008 were performed by a contract fabrication facility. The PSC1005 has been delivered for fabrication to a contract fabrication facility that has agreed to provide production quantities for the Company's customers. There can be no assurance fabrication facilities will be available to produce the PSC1000 family in the future. However, since there are a large number of fabrication facilities with the capability to produce the PSC1008 or PSC1005, management believes chips can be produced on a contract basis. Industry shortages of fabrication facilities that may exist and are predicted to exist in the future are generally limited to the more demanding architectures. If a shortage of fabrication facilities develop, it could have a material adverse effect on the Company's profitability.

        The Company has appointed Compunetics Incorporated, a private company controlled by a director of the Company, as its exclusive ShBoom microprocessor representative to the three major U.S. auto producers and Premier Technical Sales, Inc. as the primary marketing representative organization in the U.S. They are responsible for representing the PSC1000 family to a wide range of prospective embedded control users. The Company has appointed additional representatives in other markets and/or for other distribution channels. The Company has also created a full-time Vice President position to lead marketing of the PSC1000 family.

        COMPETITION. The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and foreign competition in many markets. The industry consists of major domestic and international semiconductor companies, most of which have greater financial, technical, marketing, distribution, development and other resources than the Company. The market for microprocessors and for embedded control applications is at least as competitive.

        While the Company's strategy is to target high-volume licensees and markets requiring more sophisticated but low-cost devices, the Company can still expect significant competition. The Company may also elect to develop embedded control system products utilizing the ShBoom architecture for itself or by contract for other manufacturers.

        The Company expects that the PSC1000 family, if successfully commercialized in the embedded controller market, will compete with a variety of 16/32-bit microprocessors manufactured by major competitors including Intel, Motorola, NEC, Zilog, and Advanced Micro Devices. As a Java processor, the Company expects its PSC1000 family will compete with a broad range of microprocessors including most modern standard logic chips such as the Pentium, PowerPC, 80486, Sparc and ARM. A number of major companies have recently announced chips targeted for low-cost Internet Terminals including Sun Microsystems, Inc. and Digital Equipment Corp. These companies have significantly greater resources than the Company.

        A new entrant, such as the Company, is at a competitive disadvantage compared to these and other established producers due to a number of factors, including the lack of product performance experience, lack of experience by customers in using application development systems, no record of technical service and support, and limited marketing and sales capabilities.

DIGITAL COMMUNICATIONS

        GENERAL BACKGROUND. Starting in fiscal 1995 the Company initiated the development of a computer compatible plug-in card allowing high-speed, cost-effective digital ISDN access to the Internet and other networks. In December, 1996 the Company acquired 96.9% of Metacomp Inc. to create a communications division including engineering, assembly, marketing and distribution. The acquisition of Metacomp expanded the product line and added a digital communications revenue and customer base. Digital communication revenues accounted for substantially all of the Company's revenues for the fiscal year ended May 31, 1997.

        Metacomp, founded in 1978, is a high technology company that designs, assembles, and sells a wide range of high performance data and telecommunications solutions for wide area networking and digital communications requirements. In 1990, Metacomp filed a Chapter 11 bankruptcy petition. In 1991, the Bankruptcy Court confirmed

Metacomp's plan of reorganization. As of July 31, 1996, all unsecured creditors debt had been discharged and one secured creditor had entered into a forbearance agreement for a balance of $252,796, which was paid in full by the Company in January 1997.

        The business combination with Metacomp is being treated as a pooling-of-interests, and the Metacomp product line has been combined with the Company's ISDN product to form the communications division.

        ISDN AND DIGITAL COMMUNICATIONS DESCRIPTION. The Integrated Services Digital Network (ISDN) is a set of digital transmission protocols that virtually all of the world's communications carriers have adopted as a standard. ISDN brings the digital network to the individual user by turning the twisted-pair copper telephone line into a high-speed, high-capacity ISDN line with the capacity for three transmissions (two voice, fax or computer conversations and one data conversation) to happen at the same time. Further, up to eight separate devices (telephones, computers, fax machines, etc.) can be connected to the same ISDN line and each given separate telephone numbers. In many home and business applications, the use of an ISDN line provides dramatically increased speed and, by allowing multiple uses of one line, improved economics over multiple lines. ISDN service is easily connected by local telephone companies.

        In addition to ISDN products, the Company's communications division is also engaged in providing solutions in wide area networking for both personal computers as well as higher speed industrial systems using VME interfaces.

        MAJOR COMMUNICATIONS DIVISION PRODUCTS. The Company has a line of ISDN interface products for high speed, cost effective digital communications through telephone networks. These products include:

        CyberShark Family
      CyberShark - This low-cost Basic Rate ISDN (BRI) adapter card for ISA bus is targeted to allow home users, small businesses, and telecommuters to access corporate networks and the Internet via ISDN. The card includes an analog phone jack which allows the user to connect his existing analog phone or fax machines for simultaneous voice conversation.
      This card is designed specifically for Windows/95.

      CyberShark/HSET - This BRI adapter card for ISA bus is designed to be used with a headset/handset as opposed to an analog phone. It offers access to the D channel and supports domestic as well as European telco switches. Drivers for Windows/95, Windows/NT, and Linux are available.

      CyberShark/BRI - This BRI adapter card for ISA bus is designed for OEM integrators for the international market. Drivers for Windows/95, Windows/NT, and Linux are available.

      CyberShark/PRI - This Primary Rate ISDN (PRI) adapter card for ISA bus provides intelligent support of up to 23 simultaneous digital connections offered by the 23B+D interface. An optional MVIP Bus interface on board allows easy integration into third-party voice or video codec boards. Other downloadable firmware engines are available to support T1/Fractional-T1 services. Drivers for Windows/NT and Linux are available.

        FlagShip Family
      FlagShip/PRI-2 - This newest member of the Company's ISDN product family is a dual-span PRI adapter card for PCI bus which supports up to 46 simultaneous digital connections. The MVIP Bus interface is also available as an option. Firmware engines to support T1/Fractional-T1 services will be offered. A driver for Windows/NT will be available.

      VME Product Line - The Company also offers a line of intelligent high speed communications engines in a VME form factor. Some of our customers for these products include the military as well as large satellite based data communications companies.

      ATcomm2/4 Product Line - The Company also markets an intelligent two or four channel product which is used around the world for high speed data communications.

      Other - The communications division also obtains revenue from providing contract engineering and software development for customers. The Company from time to time is able to retain a proprietary interest in developed products and in such circumstances retains a license/royalty interest.

        The Company's product strategy is to continue to provide data communication solutions through improving current products and introducing new products. The Company has seven research and development personnel assigned to digital communication product development and enhancement. These activities include customer specific development for OEMs, VARs and others as well as new proprietary product development and enhancement.

        PRODUCTION AND MARKETING STRATEGY. The Company's strategy is to have its digital communication products manufactured on a sub-contract basis with, in some instances, final assembly at the Company's facility. Products are tested and distributed by the Company. Effective February 28, 1996, with respect to CyberShark, the Company entered into a non-exclusive manufacturing agreement and line of credit with Labway Corporation, a Taiwan-based contract manufacturer. Labway Corporation has agreed to manufacture the CyberShark product for the Company.

        The Company recently hired a Vice President of Sales and Marketing for the communications division. The marketing of the Company's digital communications products is managed by an in-house marketing staff. The Company's satellite and telecommunication products and ISDN products (other than CyberShark) are targeted for OEMs, systems integrators, VARs and sophisticated end users. The CyberShark is more of a consumer product and is targeted for Internet service providers (businesses that provide individuals and businesses access to the Internet through a local telephone number), sales through Internet marketers and ISDN equipment resellers. Effective February 28, 1996 the Company entered into a non-exclusive distribution and representation agreement with Innoware, Inc., a wholly-owned subsidiary of Labway Corporation based in San Diego, California. Innoware, Inc. currently markets multimedia products (sound cards, video cards and communication cards for PC's) to PC system OEMs, PC peripheral distributors and computer retailers.

        COMPETITION. There are a number of ISDN terminal adapters competitive to CyberShark offered by competitors including Ascend Communications, Inc., Motorola, Inc., ISDN-tek, Inc., Zyxel, Digi International and U.S. Robotics. These companies have substantially greater resources than the Company. Although not all of these companies offer PC plug-in card terminal adapters directly competitive with the Company's product, there can be no assurance additional direct competitors will not introduce competitive products.

        The Company believes its products are competitive on both features and price with the products currently in the marketplace or those known by management to have been announced. ISDN modems also compete with traditional analog modems and with other interface technologies such as cable modems. Accordingly this field is subject to rapid technological change and fierce competition.

        The Company does not believe it can avail itself of patent protection on most of its digital communication products in development. The Company does rely on trade secrets and copyrights to protect its digital communications products.

RADAR AND ANTENNA TECHNOLOGY

        BACKGROUND. During the period from 1980-1983, Mr. Norris, Chairman of the Company, developed a technique employing microwave radiation to penetrate the earth's surface. This radar technology relates to "ground penetrating radar" or "GPR." GPR technology is one of many of a family of geophysical tools and sensing technologies which include seismic, electromagnetics, gravity, borehole sampling and other techniques. GPR is a technique for producing profiles of subsurface strata and features by emitting radar waves and recording the reflected signals.

        The Company commenced active development of its GPR technology in April 1992. By May 1993 the Company was able to demonstrate the sensing, processing and crude visualization of images from its technology, and by May 1994 the Company had completed its prototype device. Since May 1994 the Company has focused its efforts and limited financial resources on the ShBoom technology and communication products, effectively suspending development and most marketing efforts related to GPR.

        GPR TECHNOLOGY DESCRIPTION. The Company has developed sensors (wave generators and antennae) and techniques for the processing, conversion, compression, storage, and visualization (collectively, computer processing) of GPR data. The Company has developed proprietary techniques for wave generation and proprietary antennae for the sending and receiving of data. The Company uses proprietary methods to capture and process returned signals.

        The Company has assembled a mobile prototype version of its GPR technology. This prototype encompasses a blending of laboratory equipment (with internal software and hardware custom configured and modified to function as desired) and specialized components including antennae, power generators and amplifiers. The prototype has demonstrated the ability to penetrate multiple solid objects (walls and barriers) and identify return signals from additional objects such as walls, persons and manmade barriers. In certain ground strata, the Company has been able to resolve objects of six inch size at approximately ten feet in depth. The Company's device does not require contact with the ground providing enhanced mobility, extended area coverage and the ability to look sideways (for example through walls and in mine shafts).

        The Company has one U.S. patent on antenna technology for its GPR. Other aspects of the GPR system are maintained as trade secrets, although additional patent applications may be filed in the future.

        STAGE OF DEVELOPMENT OF GPR TECHNOLOGY. The Company's prototype system is used for limited prospective customer and user evaluations of the technology. The Company has demonstrated using the technology to detect plastic mines, side viewing through walls and solid structures for detection of bodies or other objects, and viewing of plastic pipes and other underground objects.

        The Company believes most prospective users will require more specifically tailored equipment and multiple devices. Commercialization of the GPR technology will require additional development to improve visualization software and to replace the current system with specifically designed components to minimize cost and weight and improve portability.

        There can be no assurance that a commercially viable device will or can be produced, and the Company has no existing users or customers. There can be no assurance any prospective users will select the Company's device over competitive devices (See "Competition").

        GAS ANTENNA TECHNOLOGY. In September 1994 the Company filed a patent application on certain gas antenna technology invented during its radar development. Immediately upon receiving notice of allowance, the invention was classified secret by the U.S. Department of Commerce in June, 1995 at the request of a defense agency. This technology is not currently used in and is separate and apart from the GPR technology, although it may be employed in the GPR technology in the future.

        In January 1996 the Company filed an application seeking declassification of the technology, and in June 1996 was advised that de-classification had been approved and the U.S. patent issued in January, 1997. The de-classification allows the Company to exploit the technology for both governmental and commercial purposes.

        The Company's gas antenna technology employs ionized gas as the conducting element of an antenna. This is a fundamental change from traditional antenna design which generally employs solid wires as the conducting element. Management believes ionized gas is an efficient conducting element with a number of advantages. Since the gas is ionized only for the precise time of transmission or reception, ringing and associated effects of solid wire antenna design is reduced. The design allows for extremely short pulses, important to many forms of digital communication and radar. The design further provides the opportunity to construct an antenna that can be dynamically reconfigured for frequency, direction, bandwidth, gain and beamwidth. Management believes antennas can be designed that are low in weight, small in size and with lower power consumption than traditional solid wire antennas.

        In April, 1997 the Company obtained a small contract to evaluate a prototype of the gas antenna technology. There can be no assurance that the Company will obtain additional development funds or that it can successfully exploit this technology.

        BUSINESS STRATEGY. The Company has limited resources to pursue further development to commercialize a GPR system for the above markets and to exploit the gas antenna technology. The Company's strategy is to use its GPR and gas antenna prototypes to demonstrate to prospective users the Company's capabilities and to seek partnering arrangements to develop custom commercial devices for specific applications. The Company's marketing activities to date have been very limited and are focused primarily towards governmental agencies. The strategy is to seek sponsorship to assist in further development and commercialization of the present technology. There can be no assurance that the Company can obtain any outside assistance or successfully complete development and commercially exploit its GPR or gas antenna technology.

        COMPETITION. The segment of the electronics industry which involves the manufacture and sale of GPR equipment is not large or cohesive enough to be referred to as an "industry" but is more a specialized subset of geophysical tools which include seismic equipment and other geophysical and scientific instruments. The antenna industry is very competitive and consists of a large number of companies with substantial resources, a large installed base, established government and commercial relationships, and large research and development staffs. It is possible that any such technology owned or developed by others may be further advanced than the Company's technology.

        The Company has not yet developed a commercially marketable prototype of its GPR or gas antenna technology. Most of the Company's potential competitors are actively engaged in operations and have had time to develop product recognition and market share and have greater financial and other resources than the Company.

RESEARCH AND DEVELOPMENT
        The Company's current development efforts are focused on the introduction of the PSC1000-family microprocessor and digital communication products. The development of the Company's technologies has taken longer than anticipated by management and could be subject to additional delays. Therefore, there can be no assurance of timely or successful marketing of the PSC1000-family or of continued market acceptance of existing and proposed digital communication products.

        The Company incurred research and development expenditures of $1,367,937 and $1,527,759 for the fiscal years ended May 31, 1997 and 1996, respectively. The majority of the Company's expenditures in fiscal 1997 and 1996 have been expended on its ShBoom and digital communications technologies. To date, the Company has expensed internal software development costs as incurred. The Company believes that technical advances are essential to its success and expects that it will continue to expend funds on research and development of its technologies; however, there can be no assurance that such research and development efforts will result in the design and development of competitive technologies in a timely manner.

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

        The Company has three U.S. patents issued and has six U.S. patents pending, most dating back to 1989, on the ShBoom microprocessor technology. The Company has one ShBoom technology patent pending in five European countries and Japan and may file additional applications under international treaties depending on an evaluation of the costs and anticipated benefits that may be obtained by expanding possible patent coverage.

        In addition to such factors as innovation, technological expertise and experienced personnel, the Company believes that a strong patent position is becoming increasingly important to compete effectively in the semiconductor industry. It may become necessary or desirable in the future for the Company to obtain patent and technology licenses from other companies relating to certain technology that may be employed in future products or processes. To date, the Company has not received notices of claimed infringement of patents with any existing processes or products; but, due to the nature of the industry, the Company may receive such claims in the future. Likewise, the Company believes that it may have claims against other semiconductor companies should certain of its pending patents be favorably granted, but there can be no assurance thereof nor any assurance that the Company could successfully exploit any potential patent claims against larger competitors.

        The Company believes that it is not obligated to pay royalties with regard to the ShBoom Technology. The Company acquired the ShBoom Technology from nanoTronics for common stock but expressly did not assume any royalty obligations of nanoTronics. However, pursuant to its agreement with nanoTronics, the Company could become liable for up to $1,250,000 of indemnification costs if a court of competent jurisdiction determines that nanoTronics is liable for cash royalties based on sales by the Company of products incorporating the ShBoom Technology. nanoTronics has claimed that it is also entitled to indemnification in the event that it is required to transfer any of its shares of Company common stock as an up-front license fee to the inventor of the technology. royalty payment. The Company disputes this claim.

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

        The Company has one U.S. patent on its gas antenna technology which was issued in January, 1997. The Company's ability to obtain protection in other countries may be limited due to the time delay caused by the secrecy order. The Company also has one U.S. patent on antennae technology directly related to its GPR technology. No foreign application was made. Although plans in this regard are not definite, the Company's intention is to apply for patents only as to selected aspects of the Company's GPR and gas antenna technology in order to reduce the risk of infringement or duplication by competitors. Considering the rapid advancements in the field of electronics generally, the Company believes that its interests will best be served by treating as trade secrets non-patented components or instrumentation groups used in some of its technologies. There are a large number of patents owned by others in the radar and antenna fields generally and in the field of GPR specifically. Accordingly, although the Company is not aware of any possible infringement and has not received any notices of claimed infringement, the Company may receive claims in the future.

        Certain base-ISDN software technology has been licensed to the Company by a third party. In addition to the protection afforded the Company through the ISDN technology licenses, the Company has created its own software and hardware designs and uses copyright, trade secrets, software security measures and nondisclosure agreements to protect its proprietary products, technology and software. The Company has no patent applications pending with respect to its digital communication technology. Despite the Company's precautions, it may be possible for unauthorized third parties to copy aspects of, or otherwise obtain and use, the Company's digital communication technology and software without authorization. In addition, the Company cannot be certain that others will not develop substantially equivalent or superseding proprietary technology thereby substantially reducing the value of the Company's proprietary rights.

        Metacomp has licensed a family of chips to Sipex Corporation under a royalty agreement providing for approximately $100,000 per year. There can be no assurance that royalties will continue in the future.

        There can be no assurance that any patents will issue from pending or future applications or that any patents that are issued will provide meaningful protection or other commercial advantages to the Company. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

        The Company generally requires all its employees and consultants, including its management, to sign a non-disclosure and invention assignment agreement upon employment with the Company.

MARKETING AND DISTRIBUTION
        The Company's products are marketed through a combination of a direct sales force and distributors. Approximate sales by principal geographic area (as a percentage of sales) were for fiscal years ended:


                                                1997                  1996
                                                ----                  ----

               Domestic sales                     77%                   91%
               Foreign sales
                      North America               13%                    6%
                      Europe                       6%                    3%
                      Other                        4%                    -
                                                 ---                   ---

               Total sales                       100%                  100%
                                                 ===                   ===

        All operating assets are located within the United States. While sales to certain geographic areas generally vary from year to year, the Company does not expect that changes in the geographic composition of sales will have a material adverse effect on operations.

DEPENDENCE UPON SINGLE CUSTOMERS
        Ten percent (10%) or more of the Company's consolidated net sales for the fiscal years indicated were derived from shipments to the following customers:

                                                  1997                 1996
                                                  ----                 ----

        A                                         $473,000             $396,000
        B                                         $472,000             $450,000
        C                                         $212,000
        D                                                              $330,000

        While the level of shipments to individual customers generally varies from year to year, the Company does not expect that changes in customer composition will have a material adverse effect on operations.

EMPLOYEES
        The Company currently has twenty-three full-time and three part-time personnel. Fourteen full-time personnel were employees of Metacomp prior to the December 1996 acquisition. Ten full-time persons are employed in research and development, six full-time persons are engaged in manufacturing and assembly, two full-time persons, and one part-time person are engaged in marketing and five full-time and two part-time persons are engaged in general and administrative activities. These persons include Mr. Norris and Mr. Putnam, who only devote a part of their available time to the affairs of the Company. This also includes a full-time chief financial officer who was hired in May, 1997 who had previously been engaged as a consultant. The Company also engages additional consultants and part-time persons as needed from time to time.

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

GOVERNMENT REGULATION
        To the Company's knowledge, its products are not subject to governmental regulation by any federal, state or local agencies which would affect the manufacture, sale or use of its products. The Company cannot, of course, predict what sort of regulations of this type may be imposed in the future but does not anticipate any unusual difficulties in complying with governmental regulations which may be adopted in the future. If any technical or rating standards of professional bodies (such as UL or SAE) are applicable to any equipment or components produced by the Company, it is management's intention to comply with such standards.

        The Company's proposed GPR device and antenna technology uses microwave radio waves. The use of such waves are regulated by the Federal Communications Commission (FCC) and, should the Company elect to sell such devices, their operation would have to meet applicable FCC rules and regulations. Management does not believe that the operation of the GPR prototype on contract analysis projects requires FCC approval.

        The Company has not incurred costs associated with environmental laws and does not anticipate such laws will have any significant effect on the future business of the Company.

ITEM 2. DESCRIPTION OF PROPERTY

        Effective January, 1997 the Company merged its operations with Metacomp and moved its principal executive and operating office to space leased by Metacomp at 10989 Via Frontera, San Diego, California. This space contains approximately 7,300 square feet of space, including approximately 5,000 square feet of improved space for office and technical personnel and approximately 2,300 square feet of unimproved warehouse space. Management believes this facility is adequate for the present needs of the Company and Metacomp for at least the next twelve months. Three research and development personnel are located in Los Gatos, California. The Company has executed a one year lease at a monthly rate of $1,975 commencing August 19, 1996 for 1,795 square feet of improved office space at 170 Knowles Drive, #200, Los Gatos, California as a research and development facility.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In June, 1997 the Shareholders approved via an Action by Shareholders Without a Meeting an increase in the authorized number of shares of $.00001 par value per share stock from 40,000,000 to 65,000,000. This amount includes 5,000,000 authorized preferred shares.

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

        The following table sets forth the high and low bid quotations for the Common Stock for the fiscal years ended May 31, 1997 and 1996.

                                                             BID QUOTATIONS
                                                             --------------
                                                            HIGH        LOW
                                                            ----        ---
        Fiscal Year Ended May 31,1997
          First Quarter                                     $3.50      $1.75
          Second Quarter                                    $2.44      $1.12
          Third Quarter                                     $1.83      $0.94
          Fourth Quarter                                    $1.62      $0.97

        Fiscal Year Ended May 31, 1996
          First Quarter                                     $0.35      $0.12
          Second Quarter                                    $0.76      $0.22
          Third Quarter                                     $3.53      $0.47
          Fourth Quarter                                    $3.97      $2.00

        The Company had approximately 200 shareholders of record as of May 8, 1997. At July 11, 1997 there were 33,189,195 shares of Common Stock issued and outstanding. The Company has never paid a cash dividend on its Common Stock and does not expect to pay one in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company's results of operations have and may continue to be subject to significant variations. The results for a particular period may vary due to a number of factors, including the overall state of the semiconductor and communications segments of the economy, the development status of and demand for the Company's products, economic conditions in the Company's markets, the timing of orders, the timing of expenditures in anticipation of future sales, the mix of products sold by the Company, the introduction of new products and product enhancements by the Company or its competitors and pricing and other competitive conditions.

As described in Note 1 to the consolidated financial statements of the Company, effective December 26, 1996, the Company acquired 96.9% of the common stock of Metacomp. The business combination was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements have been presented to include the results of Metacomp as though the business combination occurred as of June 1, 1995. In addition, Metacomp changed its fiscal year end from July 31 to May 31 to conform to the Company's fiscal year-end. Based on the difference in fiscal year-ends, results of operations for the two months ended July 31, 1996 have been included in both years ended May 31, 1997 and 1996.


RESULTS OF OPERATIONS

Net sales. Total net sales for the fiscal year ended May 31, 1997 decreased 17.0% to $1,847,421 from $2,224,708 for the fiscal year ended May 31, 1996. This decrease was due primarily to the completion of a government contract for VME communications products during fiscal 1996 and the phase out of older product lines, offset partially by revenues from a new communications product, the CyberShark.

Cost of sales. Cost of sales as a percentage of net sales increased to 54.3% in fiscal 1997 compared to 48.0% in fiscal 1996. This increase in the cost of sales percentage was a result of a write down in inventory values related to the obsolescence of components and finished parts of the older product lines being phased out.

Research and development expenses decreased 10.5% from $1,527,759 in fiscal 1996 to $1,367,937 for fiscal 1997. This decrease was due primarily to the completion of software for the communication products discussed above.

Selling, general and administrative expenses increased 26.9% from $1,358,673 in fiscal 1996 to $1,723,751 in fiscal 1997. This increase was due primarily to the costs related to the business combination with Metacomp, the costs of raising funds, and non-cash compensation arising from the issuance of employee stock options at an exercise price less than the market price on the date of grant.

Amortization of purchased technology was constant between the two periods at $612,333.

Other income (expense) was significantly higher for fiscal year 1997 as a result of the non-cash interest related to discounted Notes discussed in Note 5 to the consolidated financial statements.

An extraordinary income item of $1,779,457 is included in both periods. This item is the result of the discharge of debts by Metacomp in July, 1996 as a result of their successful completion of their Chapter 11 case. The amount is included in both periods as a result of Metacomp changing its year end to May 31 from July 31 resulting in the months of June and July 1996 being reflected in both fiscal years. This income was the primary source of income for these two months.

LIQUIDITY AND CAPITAL RESOURCES

        At May 31, 1997, working capital was $846,741 and cash and cash equivalents totaled $477,675. In addition, the Company concluded a financing in early June 1997 for net proceeds of $1,700,000. The Company has funded its operations primarily through cash flows from operations and the issuance of securities. The cash and cash equivalents decreased $386,269 during fiscal year 1997. The net cash used in operating activities of $1,733,168, additions to property and equipment of $238,447, and a payment on Metacomp's line of credit of $312,306 was offset by a new issuance of convertible debt in the amount of $1,500,000 and the issuance of common stock and common stock warrants in the amount of $405,362. The convertible debt was subsequently converted into common shares of the Company.

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

        Based on the potential rate of cash operating expenditures and current plans, management anticipates the cash requirements for the next twelve months have been satisfied with the June 1997 financing. The Company anticipates that future cash requirements will be satisfied by improved product sales, the sale of additional Company equity securities, debt financing and/or the sale or licensing of certain of the Company's technologies. There can be no assurance that any future funds required will be generated from operations or from the aforementioned or other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would therefore have a material adverse effect on the Company's business. Further there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on existing shareholders of the Company.

TAX LOSS CARRYFORWARDS

        As of May 31, 1997, the Company has approximately $5,997,000 of tax loss carryforwards. A valuation allowance has been recorded for the net deferred tax asset of $3,111,000 arising primarily from tax loss carryforwards because management can not determine that it is more likely than not that the deferred tax asset will not be realized.

NEW ACCOUNTING PRONOUNCEMENTS

        On March 3, 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion ("APB") No. 15, "Earnings Per Share". SFAS 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1998 and its implementation is not expected to have a material effect on the consolidated statements.

ITEM 7. FINANCIAL STATEMENTS

        The financial statements required by this item begin on page F-1 with the index to consolidated financial statements.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
        The current directors and executive officers of the Registrant, their ages, positions held in the Company and duration as such, are as follows:

      NAME                  AGE      POSITION AND OFFICES         DIRECTOR SINCE

      Elwood G. Norris       58   Chairman and Director              August 1989
      Michael A. Carenzo     56   President, CEO and Director          June 1996
      Robert Putnam          39   Secretary, Treasurer, Director     August 1989
      Norman J. Dawson       56   Vice President, General Manager
                                    and Director                    January 1997
      Jayanta K. Maitra      47   Vice President Engineering                 n/a
      Lowell W. Giffhorn     50   Chief Financial Officer                    n/a
      Donald R. Bernier      55   Director                          January 1995
      Richard D. McDaniel    72   Director                         December 1995
      Peter vR. Cooper       41   Director                          January 1996


        The terms of all directors will expire at the next annual meeting of the Company's shareholders, or when their successors are elected and have qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors. No family relationship exists among the Company's management members.

BIOGRAPHICAL INFORMATION

        ELWOOD G. NORRIS. Mr. Norris has been a director of Patriot since 1989 and served as Chairman and CEO until June 1994. In June 1995 he was again appointed President and CEO until June 1996 when he was appointed Chairman. Since March 1988 he has been a director of Norris Communications Inc. ("NCI"), a public company engaged in electronic product development, distribution and sales. Until October 1995, when he became Chief Technology Officer, he was also President of NCI, and in January 1997 he was appointed interim CEO. Since August 1980 he has also been a director of American Technology Corporation ("ATC"), a publicly held consumer electronics products company, and served as its President and CEO until February 1994. Mr. Norris is an inventor with over twenty U.S. patents primarily in the fields of electrical and acoustical engineering. He invented the base GPR technology and the gas antenna technology owned by the Company. Mr. Norris devotes only part-time services to the Company.

        MICHAEL A. CARENZO. Mr. Carenzo has been the President, CEO and a Director of the Company since June 1996. He was a Senior Partner of CADWA Associates, a management consulting group specializing in extended executive consulting assignments, from July 1994 to December 1996. Prior to joining the Company in June 1996, he devoted a majority of his consulting efforts to developing strategic alliances and international markets at the senior executive level with the Coors Ceramics division of NYSE listed ACX Technologies Inc. From February 1992 to June 1994, he served as President and Director of Datakey Inc., a public company engaged in semiconductor-based manufacturing of portable memory devices. Prior to February 1992, Mr. Carenzo served 22 years with the DuPont Co., where he held a number of key executive positions with the DuPont Electronics Group. Mr. Carenzo is a 1966 graduate of American International College where he received a B.S. degree in Business.

        ROBERT PUTNAM. Mr. Putnam has been the Secretary and Treasurer of the Company since 1989. Since 1988 he has served as Secretary of NCI. Since 1984 he has been a director of ATC, where he served as Secretary/Treasurer from 1984 until February 1994 when he was appointed President and CEO. He received a B.A. degree in Mass Communication/Advertising from Brigham Young University in 1983. Mr. Putnam devotes only part-time services to the Company.

        NORMAN J. DAWSON. Mr. Dawson has been the President & CEO of Metacomp since July, 1995 and was appointed a Director and Vice President and General Manager of the Company in January 1997. From June, 1990 to July 1995 he was Vice President-Operations of Metacomp. From 1962 to 1990 he held various executive positions with several computer companies including NCR and Control Data. In 1962 Mr. Dawson obtained a B.S. in Engineering from Montreal Institute of Technology.

        JAYANTA K. MAITRA. Mr. Maitra has been Vice President of Engineering of Metacomp since 1990 and was appointed Vice President of Engineering of the Company in January 1997. From 1985 to 1987 he was Manager of Hardware Engineering for Systech Corporation, a San Diego based hardware and software communications company. From 1974 to 1985 he held various engineering positions with several computer related technology companies. He obtained a B.S. in Electrical Engineering from the Indian Institute of Technology in 1972 and an M.S. in Electrical Sciences at State University of New York in 1973.

        LOWELL W. GIFFHORN. Mr. Giffhorn was the principal in his own financial management consulting firm from August 1996 until joining the Company as Chief Financial Officer in May 1997. Since November 1996, Mr. Giffhorn, in addition to other consulting engagements, performed the duties of Acting Chief Financial Officer for the Company. From June 1992 to August 1996 and from September 1987 to June 1990 he was the Chief Financial Officer of Sym-Tek Systems, Inc. and Vice President of Finance for its successor, Sym-Tek Inc. Sym-Tek Systems, Inc. was a major supplier of capital equipment to the semiconductor industry which filed under Chapter 11 of the U.S. Bankruptcy Code in May 1994 while Mr. Giffhorn was the Chief Financial Officer. He was instrumental in selling the assets of Sym-Tek Systems, Inc. to Sym-Tek Inc., a wholly owned subsidiary of Aetrium Inc. He continued with Sym-Tek Inc. as Vice President Finance during the transition and concluded the liquidation of Sym-Tek Systems, Inc. He has over twenty-five years of experience in a variety of financial positions, including eleven years as Controller for Langley Corporation, a publicly traded, San Diego, defense contractor. In 1975 Mr. Giffhorn obtained an M.B.A. degree from National University, and in 1969 he obtained a B.S. in Accountancy from the University of Illinois.

        DONALD R. BERNIER. Since 1971, Mr. Bernier has been the owner and President of Compunetics Incorporated, a Troy, Michigan-based electronics firm of which he the founder. Compunetics engages in contract research and development, specializing in microelectronics primarily for the automotive industry.

        RICHARD D. MCDANIEL. Mr. McDaniel retired as Chairman and CEO of The First National Bank of North East, Maryland in 1987. He is presently engaged in private investment banking and personal investments. Since 1960 he has been the Chairman of McDaniel Enterprises, Inc., a Wilmington, Delaware based family holding company. In July 1995 he became Chairman of Smart Business Systems, a copier and facsimile equipment distributor located in Wilmington. He graduated with a degree in Business from the University of Delaware in 1950.

        PETER VR. COOPER. Mr. Cooper has been an officer, Director and owner of Virtual Research Corporation, a Westlake Village, California-based software firm since its founding in 1986. He is currently its President. Virtual Research Corporation provides hardware, software and consulting services to the insurance industry. Mr. Cooper previously held senior management systems positions at Delphi Systems Inc. and Promethean Systems Inc., both which supplied hardware, software and services to vertical market industries. Mr. Cooper received his B.A. Degree in Economics from the University of California at Los Angeles in 1979.

GENERAL CONFLICTS OF INTEREST
        Conflicts of interest now exist and will continue to exist between the Company and certain of its officers and directors due to the fact that certain officers and directors have other employment or business interests to which they devote attention. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company and its management or management-affiliated entities. There can be no assurance that members of management will resolve all conflicts of interest in the Company's favor.

        It is conceivable that the respective areas of interest of the Company, ATC and NCI could overlap or conflict. The Company believes that, although each of the three corporations is involved in the electronics industry, their respective areas of focus, products and technology are sufficiently distinct that no conflict in business lines or executive loyalties will result. Therefore, no steps have been taken to resolve possible conflicts among the Company, ATC, and NCI; and any such conflicts, should they arise, will be addressed at the appropriate time.


SPECIAL CONFLICTS OF INTEREST
        Officer and director Robert Putnam also acts as Secretary of NCI and President and Chief Executive Officer of ATC, and both companies are effectively controlled by Elwood Norris. The possibility exists that these other relationships could affect Mr. Putnam's independence as a Director of the Company.

        The Company has not provided a method of resolving these conflicts (such as refusal from voting as directors and obtaining an independent third-party evaluation of proposed actions) and probably will not do so, partly due to inevitable extra expense and delay any such measures would occasion and partly because Mr. Norris and Mr. Putnam do not represent a majority of the Board of Directors and do not control the outside directors. Mr. Norris and Mr. Putnam are obligated to perform their duties in good faith and to act in the best interest of the Company and its shareholders, and any failure on their part to do so may constitute a breach of their fiduciary duties and expose them to damages and other liability under applicable law.

INDEMNIFICATION OF OFFICERS, DIRECTORS AND OTHERS
        As permitted by Delaware law, the Company's Certificate of Incorporation provides that the Company will indemnify its officers, directors, employees and agents against attorneys' fees and other expenses and liabilities they incur to defend, settle or satisfy any civil or criminal action brought against them arising out of their association with or activities on behalf of the Company unless, in any such action, they are adjudged to have acted with gross negligence or to have engaged in willful misconduct. The Company may also bear the expenses of such litigation for any such persons upon their promise to repay such sums if it is ultimately determined that they are not entitled to indemnification. Such expenditures could be substantial and may not be recouped, even if the Company is so entitled. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and may, therefore, unenforceable.

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

        Based solely on its review of copies of the reports it has received from persons required to make such filings and its own records, the Company believes that from the period June 1, 1996 through July 15, 1997, all persons subject to the Section 16(a) reporting requirements timely filed the required reports.

ITEM 10. EXECUTIVE COMPENSATION

        There is shown below information concerning the compensation of the Company's chief executive officers (each a "Named Officer") for the fiscal years ended May 31, 1995, 1996 and 1997. Compensation for the other four most highly compensated executive officers is neither required nor presented as no such other executive officer's salary and bonus exceeded $100,000. Information is also set forth below for two officers (each also a "Named Officer") of Metacomp for the fiscal year ended May 31, 1997, the year in which Metacomp was acquired by the Company. No other officer of Metacomp received a salary and bonus exceeding $100,000 in fiscal 1997.

                           SUMMARY COMPENSATION TABLE

                             Annual Cash Compensation                Long-Term Compensation
                             ------------------------                ----------------------
      Name and               Fiscal                              Options              All Other
Principal Position           Year    Salary     Bonus          (# of Shares)        Compensation (6)
------------------           ----    ------     -----          -------------        ----------------
Michael A. Carenzo           1997    $138,000   Nil            900,000 shares            None
  President and CEO (1)

Elwood G. Norris             1996    $ 60,693   Nil            50,000 shares             None
 President and CEO (2)       1995    $ 43,599   Nil            None                      None

Helmut Falk                  1996    $  9,231   Nil            None                      None
 Chairman, President and     1995    $104,069   Nil            None                      None
 CEO (3)

Norman J. Dawson             1997    $128,483   Nil            533,953                   $4,241
  Vice President and
  General Manager (4)

Jayanta K. Maitra            1997    $118,700   Nil            535,753                   $2,874
  Vice President
  Engineering (5)

      (1)  Mr. Carenzo has served as President and CEO since June 1, 1996.

      (2) Mr. Norris served as CEO from 1989 to June 1994, upon the appointment of Mr. Falk as Chairman, President and CEO. He was reappointed President and CEO on June 5, 1995 due to Mr. Falk's illness and served in such capacity until June 1, 1996 when Mr. Michael A Carenzo was appointed President and CEO.

      (3) Mr. Falk served as Chairman from June 1994 until his death on July 6, 1995. He also served as President and CEO from June 1994 to June 5, 1995.

      (4) Mr. Dawson was appointed Vice President and General Manager on December 26, 1996 as a result of the business combination with Metacomp. The amounts disclosed reflect his compensation before and after the acquisition.

      (5) Mr. Maitra was appointed Vice President Engineering on December 26, 1996 as a result of the business combination with Metacomp. The amounts disclosed reflect his compensation before and after the acquisition.

      (6) Represents long-term disability insurance payments made by the Company on behalf of Mr. Dawson and Mr. Maitra during the fiscal year ended May 31, 1997.

        The Company maintains employee benefits that are generally available to all Company employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan. There were no Company matching contributions under the 401(k) plan to the Named Officers during the fiscal year ended May 31, 1997.

OPTION GRANTS

        Shown below is information on grants of stock options pursuant to the Company's 1996 Stock Option Plan to the Named Officers reflected in the Summary Compensation Table shown above.

             OPTION GRANTS TABLE FOR FISCAL YEAR ENDED MAY 31, 1997

                                                Percent of Total
                         Number of               Options Granted            Exercise  Expiration
        Name          Options Granted       to Employees in Fiscal Year      Price       Date
        ----          ---------------       ---------------------------      -----       ----

Norman J. Dawson          72,000                     3.5%                   $1.37       12/26/01
                         428,000                    20.8%                   $1.17       12/26/01
                          33,953                     1.7%                   $0.18       12/26/01

Jayanta K. Maitra         72,000                     3.5%                   $1.37       12/26/01
                         428,000                    20.8%                   $1.17       12/26/01
                          35,753                     1.7%                   $0.18       12/26/01

        Of the above options granted during the fiscal year ended May 31, 1997, 500,000 each of Mr. Dawson's and Mr. Maitra's are subject to shareholders approval of an increase in the number of shares authorized under the 1996 Stock Option Plan.



AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

        There were no options exercised by Named Officers during the fiscal year ended May 31, 1997. The following table provides information on unexercised options at May 31, 1997:











                          FISCAL YEAR-END OPTION VALUES

                                Number of Unexercised              Value of Unexercised
                                   Options Held At                In-The-Money Options At
                                    May 31, 1997                       May 31, 1997
                                    ------------                       ------------
Name                          Exercisable  Unexercisable        Exercisable    Unexercisable
----                          -----------  -------------        -----------    -------------

Elwood G. Norris                 50,000          -               $      -       $      -
Michael A. Carenzo              337,500      562,500             $  213,355     $ 365,625
Norman J. Dawson                 83,953      450,000             $   47,120     $ 121,600
Jayanta K. Maitra                85,753      450,000             $   49,406     $ 121,600

(1) Based on the last sale price at the close of business on the last trading day of the fiscal year of $1.45.

        The Company has not awarded stock appreciation rights to any employee of the Company and has no long-term incentive plans, as that term is defined in Securities and Exchange Commission regulations (other than a

$50,000 demonstration bonus payable to Mr. Norris upon successful demonstration of a prototype GPR device meeting specified performance criteria, see "Certain Transactions").

      During the fiscal year ended May 31, 1997, pursuant to Mr. Carenzo's Employment Contract, the Company amended the exercise price of stock options awarded to Mr. Carenzo on April 23, 1996 from $2.30 for 900,000 shares to $0.94 for 43,000 shares and $0.80 for 857,000 shares. The Company has no defined benefit or actuarial plans covering any person.

COMPENSATION OF DIRECTORS

        No direct or indirect remuneration has been paid or is payable by the Company to the directors in their capacity as directors other than the granting of stock options. It is anticipated that during the next twelve months the Company will not pay any direct or indirect remuneration to any directors of the Company in their capacity as directors other than in the form stock option grants or the reimbursement of expenses of attending directors' or committee meetings.

EMPLOYMENT CONTRACTS

        Mr. Norris may be entitled to future compensation pursuant to agreements described in "Certain Transactions". The Company has an employment agreement dated November 20, 1995 with Mr. Norris, the Company's Chairman, for a three year term providing for a base salary of $60,000 with annual increases of 5% on each June 1. The Company may terminate Mr. Norris' employment with or without cause, but termination without cause (other than disability or death) would result in a lump sum severance payment of 24 months salary. Likewise upon a change in control, as defined in the agreement, Mr. Norris may elect to terminate employment and obtain a lump sum severance payment of 24 months salary.

        The Company entered into an employment agreement dated as of May 8, 1996, approved by the Company's directors and executed on May 17, 1996, and amended by the Board of Directors on September 23, 1996, with Mr. Carenzo providing for his employment as President and CEO effective June 1, 1996. The agreement, as amended, is for a three year term providing for a base salary of $168,000 per year (for the period November 1, 1996 to May 31, 1997) with an increase in the second and third years to at least $186,000 as determined by the Board of Directors. The agreement provides for incentive bonuses in certain instances of at least 50% of the total yearly base compensation. The Company may terminate Mr. Carenzo's employment with or without cause, but termination without cause (other than disability or death) would result in a lump sum severance payment ranging, depending on length of service, from six to twelve months salary plus any prorated earned bonuses. Likewise upon a change of control, as defined in the agreement, Mr. Carenzo may elect to terminate employment and obtain a lump sum severance payment ranging, depending on length of service, from six to twelve months salary plus any prorated earned bonuses. The Company has granted Mr. Carenzo options to purchase 900,000 common shares, 90,000 vesting on June 1, 1996 and the balance vesting monthly in equal amounts over three years subject to earlier vesting based on certain events.

        The Company entered into an employment agreement dated January 1, 1997 with Mr. Dawson providing for his employment as Vice President and General Manager. The agreement is for a three year term providing for a base salary of $120,000 per year with an increase in the second and third years as recommended by the President and Chief Executive Officer and approved by the Board of Directors. The agreement provides for incentive bonuses in certain instances of up to 50% of the total yearly base compensation. The Company may terminate Mr. Dawson's employment with or without cause, but termination without cause (other than disability or death) during either of the first two years of the agreement would result in a lump sum severance payment equal to twelve months salary. The Company has granted Mr. Dawson options to purchase 533,953 common shares, 83,953 vesting on December 26, 1996 and the balance vesting one-third per year starting December 31, 1997 subject to certain performance standards. Options may vest earlier subject to the discretion of the Board of Directors.

        The Company entered into an employment agreement dated January 1, 1997 with Mr. Maitra providing for his employment as Vice President of Engineering. The agreement is for a three year term providing for a base salary of $104,400 per year with an increase in the second and third years as recommended by the President and Chief Executive Officer and approved by the Board of Directors. The agreement provides for incentive bonuses in certain instances of up to 50% of the total yearly base compensation. The Company may terminate Mr. Maitra's employment with or without cause, but termination without cause (other than disability or death) during the first year of the agreement would result in a lump sum severance payment equal to twelve months salary. The Company has granted Mr. Maitra options to purchase 535,753 common shares, 85,753 vesting on December 26, 1996 and the balance vesting one-third per year starting December 31, 1997 subject to certain performance standards. Options may vest earlier subject to the discretion of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of July 11, 1997, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as otherwise noted.

                  Name and Address              Amount & Nature
 Title              of Beneficial                of Beneficial        Percent
of Class                Owner                      Ownership         of Class
--------                -----                      ---------         --------
Common stock      Gloria Felcyn, CPA               9,825,000   (1)      28.8%
par value         14395 Saratoga Ave., Suite 110
$.00001           Saratoga, California 95070

SAME              nanoTronics Corporation          5,000,000   (2)      14.7%
                  attn: Gloria Felcyn, CPA
                  14395 Saratoga Ave., Suite 110
                  Saratoga, California 95070


SAME              Helmut Falk Family Trust         4,825,000   (3)      14.2%
                  Gloria Felcyn, Trustee
                  14395 Saratoga Ave., Suite 110
                  Saratoga, California 95070

SAME              Elwood G. Norris                 4,645,000   (4)      13.6%
                  10989 Via Frontera
                  San Diego, California 92127

SAME              Richard D. McDaniel              1,050,000   (4)(5)(6) 3.1%
                  10989 Via Frontera
                  San Diego, California 92127

SAME              Michael A. Carenzo                 427,500   (7)       1.3%
                  10989 Via Frontera
                  San Diego, California 92127

SAME              Jayanta K. Maitra                  273,095  (10)        *
                  10989 Via Frontera
                  San Diego, California 92127

SAME              Norman J. Dawson                   201,270   (8)        *
                  10989 Via Frontera
                  San Diego, California 92127

SAME              Lowell W. Giffhorn                  30,000   (9)        *
                  10989 Via Frontera
                  San Diego, California 92127


SAME              Robert Putnam                      100,000  (11)        *
                  10989 Via Frontera
                  San Diego, California 92127


SAME              Donald R. Bernier                   75,000   (4)        *
                  10989 Via Frontera
                  San Diego, California 92127

SAME              Peter vR. Cooper                    50,000   (4)        *
                  10989 Via Frontera
                  San Diego, California 92127

                  All directors & officers          6,851,865  (12)     20.1%
                   as a group (9 persons)

      * Less than 1%.

      (1) As trustee of the Helmut Falk Family Trust and executor of the Helmut Falk estate, Ms. Felcyn effectively controls the shares described in Notes 2 and 3 below.

      (2) These shares have been issued but are subject to an escrow arrangement as described in "Certain Transactions" below. The shares were originally issued to nanoTronics in connection with the ShBoom technology acquisition.

      (3) These shares remain from 5,000,000 non-escrowed shares that were originally issued to nanoTronics in connection with the ShBoom technology acquisition and were subsequently transferred to the Helmut Falk Family Trust.

      (4) For each of Messrs. Norris, McDaniel, Bernier and Cooper, the amount includes 50,000 shares issuable upon the exercise of immediately exercisable outstanding stock options granted pursuant to the 1996 Stock Option Plan.

      (5) Includes 1,000,000 common shares held by Sea Ltd., a corporation through which Mr. McDaniel may direct certain investment powers.

      (6) Mr. McDaniel is pursuing a claim against the Falk estate pursuant to a written agreement with Mr. Falk pursuant to which he believes he is entitled to 5% of Patriot common shares (representing 250,000 shares held outside of escrow and 250,000 shares held in escrow for a total of 500,000 common shares) held by nanoTronics (see Notes 2 and 3). Representatives of nanoTronics have advised the Company that they believe Mr. McDaniel's claim relates only to an interest in nanoTronics and that he therefore has no direct interest in nanoTronics' Patriot common shares until and if the claim is resolved. The additional 500,000 shares claimed by Mr. McDaniel are not included in Mr. McDaniel's holdings described herein since he cannot presently exert investment or voting control over the shares and there can be no assurance he will prevail in his claim.

      (7) Consists entirely of shares issuable upon the exercise of outstanding stock options. A total of 90,000 options vested on June 1, 1996 and the balance at the rate of 22,500 monthly for 36 months, however any unvested options may vest earlier in certain circumstances.

      (8) Includes 83,953 shares issuable upon the exercise of outstanding stock options.

      (9) Includes 30,000 shares issuable upon the exercise of outstanding stock options.

      (10) Includes 85,753 shares issuable upon the exercise of outstanding stock options.

      (11) Includes 100,000 shares issuable upon the exercise of outstanding stock options.

      (12) Includes 5,955,525 shares issued and outstanding and 896,340 shares issuable upon exercise of stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There were no transactions, or series of transactions, during fiscal 1996 or 1997, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest other than described below.

        Pursuant to an Assets Purchase Agreement and Plan of Reorganization ("Purchase Agreement") dated June 22, 1994 between the Company, nanoTronics Corporation ("nanoTronics") and Helmut Falk ("Falk"), the Company issued a total of 10,000,000 restricted common shares to nanoTronics, 5,000,000 of which are a contingent payment subject to the terms of an earnout escrow. These shares were issued in consideration of technology acquired.

        NanoTronics was formed in 1991 and acquired certain base technology for a RISC-based (Reduced Instruction Set Computing) 32-bit microprocessor integrated on a single chip with merged stack/register architecture. NanoTronics expended in excess of $1.9 million (unaudited) while engaged in further development of that technology and produced from the basic architecture an enhanced chip (ShBoom-architecture microprocessor). In connection with the acquisition, the Company also acquired certain fixed assets including a Sun Sparc 2 Work Station and various terminals, peripheral devices and software. A majority of the expenditures by nanoTronics consisted of chip and related software development costs. The result of these efforts was a successful initial fabrication of the chip in early 1994 demonstrating technical feasibility of the ShBoom architecture. nanoTronics also expended funds on the preparation and prosecution of patent applications.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following is a list and index of Exhibits required by Item 601 of Regulation S-B along with an indication of the location of the Exhibit:

                                  EXHIBIT INDEX

Exh.No.              Document                                               No.
-------              --------                                               ---

2.0      PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION
         OR SUCCESSION.

2.1      Agreement to Exchange Technology for Stock in Patriot
         Scientific Corporation, incorporated by reference to Exhibit
         2.1 to Form 8-K dated August 10, 1989                              (1)

2.2      Assets Purchase Agreement and Plan of Reorganization dated
         June 22, 1994, among the Company, nanoTronics Corporation and
         Helmut Falk, incorporated by reference to Exhibit 10.4 to
         Form 8-K dated July 6, 1994                                        (1)

2.2.1    Amendment to Development Agreement dated April 23, 1996
         between the Company and Sierra Systems, incorporated by
         reference to Exhibit 2.2.1 to Pre-Effective Amendment No. 1
         to Registration Statement on Form SB-2 dated April 29, 1996        (1)

2.3      Form of Exchange Offer dated December 4, 1996 between the
         Company and certain shareholders of Metacomp, Inc.
         incorporated by reference to Exhibit 2.3 to Form 8-K dated
         January 9, 1997                                                    (1)

2.4      Letter of Transmittal to Accompany Shares of Common Stock of
         Metacomp, Inc. Tendered Pursuant to the Exchange Offer Dated
         December 4, 1996 incorporated by reference to Exhibit 2.4 to
         Form 8-K dated January 9, 1997                                     (1)

3.0      ARTICLES AND BYLAWS.

3.1      Original Articles of Incorporation of the Company's
         predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form
         S-18, file no. 33-23143-FW                                         (1)

3.2      Articles of Amendment of Patriot Financial Corporation, as
         filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration
         statement on Form S-18, File No. 33-23143-FW                       (1)

3.3      Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 24, 1992,
         incorporated by reference to Exhibit 3.1 to Form 8-K dated
         May 12, 1992                                                       (1)

3.3.1    Certificate of Amendment to the Certificate of Incorporation
         of the Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1
         to Form 10-KSB for the fiscal year ended May 31, 1995              (1)

3.3.2    Certificate of Amendment to the Certificate of Incorporation
         of the Company, as filed with the Delaware Secretary of State
         on June 19,1997                                                    (2)

3.4      Articles and Certificate of Merger of Patriot Financial
         Corporation into the Company dated May 1, 1992, with
         Agreement and Plan of Merger attached thereto as Exhibit A, incorporated by reference to Exhibit 3.2 to Form 8-K dated
         May 12, 1992                                                       (1)

3.5      Certificate of Merger issued by the Delaware Secretary of
         State on May 8, 1992, incorporated by reference to Exhibit
         3.3 to Form 8-K dated May 12, 1992                                 (1)

3.6      Certificate of Merger issued by the Colorado Secretary of
         State on May 12, 1992, incorporated by reference to Exhibit
         3.4 to Form 8-K dated May 12, 1992                                 (1)

3.7      Bylaws of the Company, incorporated by reference to Exhibit
         3.5 to Form 8-K dated May 12, 1992                                 (1)

4.0      INSTRUMENTS ESTABLISHING RIGHTS OF SECURITY HOLDERS.

4.1      Specimen common stock certificate, incorporated by reference
         to Exhibit 4.1 Form 8-K dated May 12, 1992                         (1)

4.2      Form of Stock Purchase Warrant (Labway Corporation) dated
         February 29, 1996, exercisable to purchase 253,166 common
         shares at $1.58 per share until August 31, 1996, granted to investors in connection with an offering of securities made in reliance upon Regulation S, incorporated by reference to
         Exhibit 4.2 to Form 10-QSB for fiscal quarter ended 2/29/96        (1)

4.3      Form of 6% Convertible Subordinated Promissory Note due
         September 30, 1998 aggregating $1,500,000 to six investors incorporated by reference to Exhibit 4.3 to Form 10-QSB for
         fiscal quarter ended August 31, 1996                               (1)

4.4      Form of 5% Convertible Term Debenture (CC Investments, LDC)
         due June 2, 1999 aggregating $2,000,000 to two investors
         incorporated by reference to Exhibit 4.4 to Form 8-K dated
         June 16, 1997                                                      (1)

4.5      Form of Stock Purchase Warrant (CC Investments, LDC) dated
         June 2, 1997 exercisable to purchase an aggregate of 400,000 common shares at $1.69125 per share until June 2, 2002,
         granted to two investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to
         Exhibit 4.5 to Form 8-K dated June 16, 1997                        (1)

4.6      Registration Rights Agreement dated June 2, 1997 by and among the Company and CC Investments, LDC and the Matthew Fund,
         N.V. related to the registration of the common stock related to Exhibits 4.4 and 4.5 incorporated by reference to Exhibit
         4.6 to Form 8-K dated June 16, 1997                                (1)

4.7      Form of Warrant to Purchase Common Stock (Swartz Family
         Partnership, L.P.) dated June 2, 1997 exercisable to purchase an aggregate of 211,733 common shares at $1.69125 per share until June 2, 2002, granted to a group of investors in
         connection with the offering of securities in Exhibit 4.4
         incorporated by reference to Exhibit 4.7 to Form 8-K dated
         June 16, 1997                                                      (1)

4.8      Registration Rights Agreement dated June 2, 1997 by and among the Company and Swartz Investments, LLC related to the
         registration of the common stock related to Exhibit 4.7
         incorporated by reference to Exhibit 4.8 to Form 8-K dated
         June 16, 1997                                                      (1)

10.0     MATERIAL CONTRACTS.

10.1     1992 Incentive Stock Option Plan of the Company, incorporated by reference to Exhibit 10.1 to Form 8-K dated May 12, 1992
                                                                            (1)

10.1.1   Amendment to 1992 Incentive Stock Option Plan dated January
         11, 1995, incorporated by reference to Exhibit 10.1.1 to Form
         S-8 dated July 17, 1996                                            (1)

10.2     1992 Non-Statutory Stock Option Plan of the Company,
         incorporated by reference to Exhibit 10.2 to Form 8-K dated
         May 12, 1992                                                       (1)

10.2.1   Amendment to 1992 Non-Statutory Stock Option Plan dated
         January 11, 1995 incorporated by reference to Exhibit 10.2.1
         to Form 10-KSB for fiscal year ended May 31, 1996                  (1)

10.3     Lease Agreement between the Company's subsidiary Metacomp,
         Inc. and Clar-O-Wood Partnership, a California limited
         partnership dated April 11, 1991 as amended November 11, 1992
         and November 2, 1995                                               (2)


10.4     Stock Purchase Agreement dated November 29 and 30, 1995,
         between the Company and SEA, Ltd., incorporated by reference
         to Exhibit 10.4 to Form 8-K dated December 11, 1995                (1)

10.4.1   Letter Amendment to Stock Purchase Agreement dated February
         21, 1996, between the Company and SEA, Ltd., incorporated by reference to Exhibit 10.4.1 to Form 10-QSB for fiscal quarter
         ended 2/29/96                                                      (1)

10.5     1995 Employee Stock Compensation Plan of the Company,
         incorporated by reference to Exhibit 10.5 to Form 10-QSB for
         fiscal quarter ended 11/30/95                                      (1)

10.6     Letter Stock and Warrant Agreement dated January 10, 1996
         between the Company and Robert E. Crawford, Jr., incorporated by reference to Exhibit 10.6 to Form 10-QSB for fiscal
         quarter ended 2/29/96                                              (1)

10.7     Non-Exclusive Manufacturing and Line of Credit Agreement
         dated February 28, 1996, between the Company and Labway
         Corporation, incorporated by reference to Exhibit 10.7 to
         Form 10-QSB for fiscal quarter ended 2/29/96                       (1)

10.8     Distribution and Representation Agreement dated February 28,
         1996, between the Company and Innoware, Inc., incorporated by
         reference to Form 10-QSB for fiscal quarter ended 2/29/96          (1)

10.9     Employment Agreement dated November 20, 1995 between the
         Company and Elwood G. Norris, incorporated by reference to
         Exhibit 10.9 to Registration Statement on Form SB-2 dated
         March 18, 1996                                                     (1)

10.9.1   First Amendment to Employment Agreement dated May 17, 1996 between the Company and Elwood G. Norris, incorporated by
         reference to Exhibit 10.9.1 to Pre-Effective Amendment No. 2
         to Registration Statement on Form SB-2 dated May 23, 1996          (1)

10.10    Employment Agreement dated November 20, 1995 between the
         Company and Robert Putnam, incorporated by reference to
         Exhibit 10.10 to Registration Statement on Form SB-2 dated
         March 18, 1996                                                     (1)

10.11    Sales Contractual Agreement dated March 19, 1996 between the
         Company and Evolve Software, Inc., incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 1 to
         Registration Statement on Form SB-2 dated April 29, 1996           (1)

10.11.1  Two Year Stock Purchase Warrant dated March 19, 1996 Granted to Evolve Software, Inc. Providing for the Purchase of up to
         50,000 Common Shares at $2.85, incorporated by reference to
         Pre-Effective Amendment No. 1 to Registration Statement on
         Form SB-2 dated April 29, 1996                                     (1)

10.12    Employment Agreement dated as of May 8, 1996 between the
         Company and Michael A. Carenzo, including Schedule A - Stock
         Option Agreement, incorporated by reference to Pre-Effective
         Amendment No. 2 to Registration Statement on Form SB-2 dated
         May 23, 1996                                                       (1)

10.12.1  First Amendment to Employment Agreement dated May 8, 1996 between the Company and Michael A. Carenzo dated September
         23, 1996                                                           (2)

10.13    1996 Stock Option Plan of the Company dated March 25, 1996 and approved by the Shareholders on May 17, 1996,
         incorporated by reference to Pre-Effective Amendment No. 2 to
         Registration Statement on Form SB-2 dated May 23, 1996             (1)

10.14    Sales Contractual Agreement dated June 20, 1996 between the
         Company and Compunetics Incorporated incorporated by
         reference to Exhibit 10.14 to Form 10-KSB for fiscal year
         ended May 31, 1996                                                 (1)

10.15    Sales Contractual Agreement dated July 31, 1996 between the
         Company and Premier Technical Sales, Inc. incorporated by
         reference to Exhibit 10.15 to Form 10-KSB for fiscal year
         ended May 31, 1996                                                 (1)

10.16    Employment Agreement dated January 1, 1997 between the
         Company and Norman J. Dawson                                       (2)

10.17    Employment Agreement dated January 1, 1997 between the
         Company and Jayanta K. Maitra                                      (2)

10.18    Technology License and Distribution Agreement dated June 23,
         1997 between the Company and Sun Microsystems, Inc.                (2)

23.0     CONSENTS OF EXPERTS AND COUNSEL.

23.1     Consent of BDO Seidman, LLP                                        (2)

23.2     Consent of Harlan & Boettger, LLP, Certified Public Accountants    (2)

99.0     ADDITIONAL EXHIBITS.

99.1     Form of ISO Plan Option (Gaspar) dated May 29, 1992,
         incorporated by reference to Exhibit 28.2 to registration
         statement on Form SB-2, file no. 33-57858                           (1)

99.2     Form of NSO Plan Option (Berlin) dated May 29, 1992,
         incorporated by reference to Exhibit 28.3 to registration
         statement on Form SB-2, file no. 33-57858                           (1)

99.3     Form of Incentive Stock Option Agreement to the Company's
         1996 Stock Option Plan (individual agreements differ as to number of shares, dates, prices and vesting), incorporated by reference to Pre-Effective Amendment No. 2 to Registration
         Statement on Form SB-2 dated May 23, 1996                           (1)

99.4     Form of NonQualified Stock Option Agreement to the Company's
         1996 Stock Option Plan (individual agreement differ as to
         number of shares, date, prices and vesting), incorporated by reference to Pre-Effective Amendment No. 2 to Registration
         Statement on Form SB-2 dated May 23, 1996                           (1)

99.5     Press Release of the Company dated November 4, 1996
         incorporated by reference to Exhibit 99.5 to Form 8-K dated
         January 9, 1997                                                     (1)


         (1) Previously filed in indicated registration statement or report.

         (2) Exhibit filed herewith this Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997

(b) The Company filed no reports on Form 8-K during the last fiscal quarter of the year ended May 31, 1997. The Company did file a report on Form 8-K on June 17, 1997 which was subsequent to the fiscal year end.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PATRIOT SCIENTIFIC CORPORATION

                                    July 17, 1997


                                    By: /s/ LOWELL W. GIFFHORN
                                       -------------------------------
                                       Lowell W. Giffhorn
                                       Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                         Title                              Date
             ---------                         -----                              ----
      /s/MICHAEL A. CARENZO        President, Director, Chief Executive       July 17, 1997
      ----------------------       Officer
      Michael A. Carenzo


      /s/LOWELL W. GIFFHORN        Chief Financial Officer, Principal         July 17, 1997
      ----------------------       Financial Officer and Principal
      Lowell W. Giffhorn           Accounting  Officer

      /s/ROBERT PUTNAM             Director, Treasurer and Secretary          July 17, 1997
      ----------------------
      Robert Putnam


      /s/ELWOOD G. NORRIS          Chairman and Director                      July 17, 1997
      ----------------------
      Elwood G. Norris


      /s/NORMAN J. DAWSON          Vice President, General Manager            July 17, 1997
      ----------------------       and Director
      Norman J. Dawson


      /s/DONALD BERNIER            Director                                   July 17, 1997
      ----------------------
      Donald Bernier


      /s/PETER vR. COOPER          Director                                   July 17, 1997
      ----------------------
      Peter vR. Cooper


      /s/RICHARD D. MCDANIEL       Director                                   July 17, 1997
      ----------------------
      Richard D. McDaniel

Patriot Scientific Corporation

Index to Consolidated Financial Statements



    Report of Independent Certified Public Accountants................... F-2-
                                                                          F-3

    Consolidated Balance Sheet as of May 31, 1997........................ F-4

    Consolidated Statements of Operations for the Years Ended
           May 31, 1997 and 1996......................................... F-5

    Consolidated Statements of Stockholders' Equity for the Years
           Ended  May 31, 1997 and 1996.................................. F-6

    Consolidated Statements of Cash Flows for the Years ended
           May 31, 1997 and 1996......................................... F-7

    Summary of Accounting Policies....................................... F-8-
                                                                          F-11

    Notes to Consolidated Financial Statements........................... F-12 -
                                                                          F-22

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Patriot Scientific Corporation
San Diego, California

We have audited the accompanying consolidated balance sheet of Patriot Scientific Corporation as of May 31, 1997 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Patriot Scientific Corporation and Metacomp, Inc., which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the financial statements of Metacomp Inc., the Company's majority owned subsidiary for 1996, which statements reflect total assets of $838,193 as of July 31, 1996 and total revenues of $2,224,708 for the year then ended.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors for 1996 provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors for 1996, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Patriot Scientific Corporation as of May 31, 1997, and the results of their operations and their cash flows for each of the years in the two year period ended May 31, 1997 in conformity with generally accepted accounting principles.





/s/ BDO Seidman, LLP

Denver, Colorado
July 3, 1997

       (Harlan & Boettger, LLP, Certified Public Accountants Letterhead)





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of METACOMP, INC.:

We have audited the balance sheet of METACOMP, Inc. a California Corporation, as of July 31, 1996, and the related statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Harlan & Boettger, LLP

San Diego, California
December 17, 1996

                         PATRIOT SCIENTIFIC CORPORATION
                           CONSOLIDATED BALANCE SHEET

May 31,                                                             1997
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                $    477,675
      Accounts receivable, net of allowance
        of $5,000 for uncollectible accounts                        260,120
      Inventories (Note 2)                                          529,533
      Prepaid expenses                                               88,353
                                                               ------------

Total current assets                                              1,355,681

PROPERTY AND EQUIPMENT, net (Note 3)                                380,312

OTHER ASSETS:
      Patents and trademarks, net                                   193,688
      Other                                                           6,773
                                                               ------------
Total other assets                                                  200,461
                                                               ------------
                                                               $  1,936,454
                                                               ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                         $    340,983
      Accrued liabilities                                           165,236
      Current portion-capital lease obligations (Note 8)              2,721
                                                               ------------
Total current liabilities                                           508,940
                                                               ------------

CAPITAL LEASE OBLIGATIONS (Note 8)                                    3,534
                                                               ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Notes 5, 7 and 10)
     Common Stock, $.00001 par value; 40,000,000 shares
        authorized: issued and outstanding 33,068,329                   331
      Additional paid-in capital                                 12,768,487
      Accumulated deficit                                       (11,344,838)
                                                               ------------
Total stockholders' equity                                        1,423,980
                                                               ------------
                                                               $  1,936,454
                                                               ------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                          PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             (SEE NOTE 1)
Years Ended May 31,                     1997             1996
-------------------------------------------------------------------------------
Net sales                         $   1,847,421     $   2,224,708

Cost of sales                         1,003,445         1,067,190
                                  -------------     -------------


Gross profit                            843,976         1,157,518

Operating expenses:
     Research and development         1,367,937         1,527,759
     Selling, general and
       administrative                 1,723,751         1,358,673
     Amortization                       612,333           612,333
                                  -------------     -------------
                                      3,704,021         3,498,765
                                  -------------     -------------

Other income (expenses):
     Interest income                     39,302            54,013
     Interest expense                   (47,506)          (49,943)
     Non-cash interest expense
       related to convertible
       notes (Note 5)                  (375,000)              -
                                  -------------     -------------
                                       (383,204)            4,070
                                  -------------     -------------
Net loss before taxes on income
     and extraordinary item          (3,243,249)       (2,337,177)
Taxes on income (Note 6)                   --                --
                                  -------------     -------------
Net loss before extraordinary
     item                            (3,243,249)       (2,337,177)

Extraordinary income (Note 9)         1,779,457         1,779,457
                                  -------------     -------------

Net loss                          $  (1,463,792)    $    (557,720)
                                  =============     =============

Net loss per share before
     extraordinary item           $       (0.12)    $       (0.09)
Extraordinary income                       0.07              0.07
                                  -------------     -------------
Net loss per share                $       (0.05)    $       (0.02)
                                  =============     =============

Weighted average number of
  common shares outstanding
  during the period (Note 5)         27,188,255        24,601,501
                                  =============     =============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (See Note 1)


Years Ended May 31, 1997 and 1996

                                              Common Stock        Additional                           Total
                                         ----------------------    Paid-in       Accumulated        Stockholders'
                                            Shares      Amount     Capital          Deficit           Equity
                                         ----------     ------   -----------     ------------      ------------
BALANCE, June 1, 1995                    28,330,569     $283     $ 8,311,818     $ (7,581,626)     $   730,475

Common stock issued for services
  at $.30 to $2.00 per share                270,000        3         264,747             --            264,750
Issuance of common stock in
  private offering for cash at
  $.50, net of offering costs               700,000        7         349,993             --            350,000
Issuance of common stock in
  private offering for cash at
  $1.28, net of offering costs              140,281        2         179,998             --            180,000
Issuance of common stock in
  private offering for cash at
  $1.58, net of offering costs              253,166        3         399,997             --            400,000
Value assigned to warrants issued              --        --            8,400             --              8,400
Exercise of warrants at $.50
  and $1.58 per share                       826,583        8         549,992             --            550,000
Exercise of options at $.20
  per share                                 464,658        4          86,079             --             86,083
Net loss                                       --        --             --           (557,720)        (557,720)
                                         ----------     ----     -----------     ------------      ------------

BALANCE, May 31, 1996                    30,985,257      310      10,151,024       (8,139,346)       2,011,988

Exercise of warrants at $1.58
  per share                                 154,883        2         239,499             --            239,501
Common stock issued for services
  at $1.28 per share                         22,600      --           28,927             --             28,927
Exercise of stock options at $.20 to
  $.625 per share                           380,486        4         165,857             --            165,861
Non-cash interest expense related to
  convertible notes recorded to
  additional paid-in capital                   --        --          375,000             --            375,000
Non-cash compensation expense                  --        --          291,180             --            291,180
Conversion of 6% Convertible
  Subordinated Notes plus interest
  at $.85 to $1.27 per share              1,525,103       15       1,517,000             --          1,517,015
Adjustment for Metacomp Inc.
  pooling of interests from year-
  end change (Note 1)                          --        --             --         (1,741,700)      (1,741,700)
Net loss                                       --        --             --         (1,463,792)      (1,463,792)
                                         ----------     ----     -----------     ------------      ------------

BALANCE, May 31, 1997                    33,068,329     $331     $12,768,487     $(11,344,838)     $ 1,423,980
                                         ==========     ====     ===========     ============      ===========

              See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years Ended May 31,                                             1997             1996
                                                          --------------     ------------
OPERATING ACTIVITIES:
       Net loss                                           $   (1,463,792)    $   (557,720)
       Adjustments to reconcile net loss
         to cash used in operating activities:
           Adjustment for Metacomp Inc. pooling of
             interests from year-end change (Note 1)          (1,741,700)            --
           Amortization and depreciation                         836,692          770,447
           Common stock and warrants issued for services          28,927          269,450
           Non-cash interest expense related to
               convertible notes                                 375,000             --
           Non-cash compensation expense                         291,180             --
           Changes in:
              Accounts and note receivable                       (60,719)         109,399
              Inventories                                         81,623         (243,302)
              Prepaid and other assets                           (23,163)          (6,322)
              Accounts payable and accrued expenses              (57,216)         170,107
              Chapter 11 debt obligations                           --         (1,845,518)
                                                          --------------     ------------
Net cash used in operating activities                         (1,733,168)      (1,333,459)
                                                          --------------     ------------
INVESTING ACTIVITIES:
       Purchase of property, equipment and patents              (238,447)        (343,330)
                                                          --------------     ------------
  Net cash used in investing activities                         (238,447)        (343,330)
                                                          --------------     ------------

FINANCING ACTIVITIES:
       Principal payments on notes payable and
         long-term debt                                         (320,016)        (164,117)
       Proceeds from issuance of common stock
         and exercise of common stock warrants
         and options                                             405,362        1,569,783
       Proceeds from issuance of convertible
         notes and accrued interest                            1,500,000              --
                                                          --------------     ------------
Net cash provided by financing activities                      1,585,346        1,405,666
                                                          --------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (386,269)        (271,123)

CASH AND CASH EQUIVALENTS, beginning of year                     863,944        1,135,067
                                                          --------------     ------------
CASH AND CASH EQUIVALENTS, end of year                    $      477,675     $    863,944
                                                          ==============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Convertible notes and accrued interest
         exchanged for common stock                       $    1,500,000     $        --
       Cash payments for interest                                 30,491           49,943
                                                          ==============     ============

              See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS
Patriot Scientific Corporation (the "Company") is engaged in the development and marketing of patented microprocessor technology and high-performance digital communication products. The Company also owns and is developing innovative radar and antenna technology.

BASIS OF PRESENTATION AND CONSOLIDATION
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its majority owned subsidiary, Metacomp Inc. All material intercompany transactions and balances have been eliminated in consolidation.

As described in Note 1, effective December 26, 1996, the Company acquired 96.9% of the common stock of Metacomp. The business combination was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements have been presented to include the results of Metacomp as though the business combination occurred as of June 1, 1995.

DEVELOPMENT STAGE COMPANY
As a result of the business combination with Metacomp, the Company no longer qualifies as a development stage company. Accordingly, the consolidated statements of operations and statements of cash flows no longer include development stage cumulative results.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company's cash equivalents are placed in high quality money market accounts with major financial institutions. The investment policy limits the Company's exposure to concentrations of credit risk. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Concentrations of credit risk with respect to accounts receivable are limited due to the wide variety of customers and markets which comprise the Company's customer base, as well as their dispersion across many different geographic areas. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. Generally, the Company does not require collateral or other security to support customer receivable.

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated fair value because of the immediate or short-term maturity of these instruments.

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

INVENTORIES
Inventories consist of raw materials, work in process and finished goods and are valued at the weighted average cost method, which approximates cost on a first-in, first-out basis, not in excess of market value.

PROPERTY, EQUIPMENT AND DEPRECIATION
Property and equipment are stated at cost. Depreciation is computed over the estimated useful life of three to five years using the straight line method.

PURCHASED TECHNOLOGY
In accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method", purchased semiconductor microprocessor technology that is determined to have alternative future uses is capitalized at cost. Effective June 1, 1994, the Company began amortizing such technology using the straight-line method over its estimated useful life of three years (See Note 4).

Purchased technology is assessed periodically for impairment. The amount of impairment, if any, is charged to operations. The Company recovers its investments in purchased technology based upon net cash flows from future sales and license agreements.

PATENTS AND TRADEMARKS
Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of four years. The carrying value of patents and trademarks is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value.

REVENUE RECOGNITION
Revenue is recognized upon the shipment of product to the customer. Licensing and royalty income is recognized when earned.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred.

INCOME TAXES
The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE
Net loss per common share is based on the weighted average number of shares outstanding during each period presented. Options and warrants to purchase stock are included as common stock equivalents, when dilutive. Outstanding shares of common stock held in escrow whose release are dependent upon the attainment of future revenues or other events are not considered outstanding for purposes of the calculation of net loss per share until such shares are released from escrow (See Note 4).

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

During the quarter ended May 31, 1997, based upon information then available, the Company revised its estimates regarding the recovery of certain inventories. As a result, the Company increased existing reserves for obsolescence by approximately $110,000.

STOCK OPTIONS
The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost has been recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

SFAS Statement No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

STATEMENT OF CASH FLOWS
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS
On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion ("APB") No. 15, "Earnings Per Share." SFAS 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1998 and its implementation is not expected to have a material effect on the consolidated financial statements.

RECLASSIFICATIONS
Certain items included in the 1996 financial statements have been reclassified to conform to the current year presentation.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACQUISITION OF METACOMP, INC. COMMON STOCK

On December 26, 1996, the Company acquired 96.9% of the common stock of Metacomp, Inc. ("Metacomp") in exchange for 1,272,068 shares of the Company's common stock. Metacomp designs, manufactures, and sells high-performance digital communication products. The business combination was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Metacomp for all periods presented. Metacomp's fiscal year-end has been changed from July 31 to May 31 to conform to the Company's fiscal year-end. Based on the difference in fiscal year-ends, results of operations for the two months ended July 31, 1996 have been included in the consolidated statements of operations for both years ended May 31, 1997 and 1996. For the two months ended July 31, 1996, Metacomp recorded total revenues of $239,501, a net loss before extraordinary item of $37,759, extraordinary income of $1,779,457 and net income after extraordinary item of $1,741,700. The accompanying consolidated statements of stockholders' equity and cash flows for the year ended May 31, 1997, have also been adjusted to eliminate the net income after extraordinary item. The extraordinary income was the primary source of income for these two months.

Separate net sales, net income and related per share amounts of the merged entities through the date of the business combination are presented in the following table. In addition, the table includes unaudited pro forma net income and net income per share amounts as of the date of the business combination which reflect the elimination of the nonrecurring merger costs and expenses.

                                                 1997         1996
                                             -----------   -----------
Net sales
       Patriot                               $    19,362   $      --
       Metacomp                                  874,377     2,224,708
                                             -----------   -----------
       Total                                 $   893,739   $ 2,224,708
                                             -----------   -----------

Net income (loss)
       Patriot                               $(1,202,485)  $(2,358,649)
       Metacomp before extraordinary income       40,706         1,910
       Metacomp extraordinary income           1,779,457     1,779,457
                                             -----------   -----------
       Pro forma net income (loss)               617,678      (577,282)
       Merger costs and expenses                 (30,000)         --
       Interest income                            (6,000)      (19,562)
       Interest expense                           15,625        39,124
                                             -----------   -----------
       Net income (loss), as reported        $   597,303   $  (557,720)
                                             -----------   -----------

Net income (loss) per share
       As reported                           $      0.02   $     (0.02)
       Pro forma                             $      0.02   $     (0.02)



Merger costs and expenses consisted of legal and accounting fees.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. INVENTORIES      Inventories at May 31, 1997 consisted of the following:


Component parts          $344,334
Work in process            90,086
Finished goods             95,113
                         --------
                         $529,533

3. PROPERTY AND     Property and equipment consisted of the following at May 31,
   EQUIPMENT        1997:

Computer equipment and software                         $  737,832
Furniture and fixtures                                     304,249
Laboratory equipment                                       193,954
                                                        ----------


                                                         1,236,035

Less accumulated depreciation and amortization             855,723
                                                        ----------

Net property and equipment                              $  380,312
                                                        ----------

Depreciation expense was approximately $184,055 and $146,903 for the years ended May 31, 1997 and 1996.

At May 31, 1997 property and equipment includes certain equipment under capital lease agreements with an original cost of $36,427 and accumulated depreciation of $21,310.


4. PURCHASED TECHNOLOGY

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the release from escrow of 500,000 shares for each $500,000 of revenues earned by the Company during the period from June 1, 1994 through May 31, 1999. Additionally, this agreement also provides for the release of these shares upon the occurrence of certain defined major corporate events. Any of the contingent shares not released by May 31, 1999 would be returned to the Company and canceled.

The terms of the above purchase agreement contain a provision that if rights to the technology are licensed to certain entities, then the Company may be required to make certain payments. Such payments, as defined in the agreement, are based upon up-front license fees received and any royalties for a period of five years. As of May 31, 1997 no amounts have been paid nor are due.

RADAR TECHNOLOGY

Effective August 8, 1989, the Company acquired certain proprietary ground penetrating radar ("GPR technology") from a current director of the Company, primarily in exchange for 5,000,000 shares of the Company's common stock. Such shares were subject to an escrow agreement and were releaseable to the director under various specified conditions including the Company's subsequent merger or business combination with any third party.

As a result of the Company's acquisition of the ShBoom, these 5,00,000 shares were released to the director and the escrow agreement was terminated. Effective May 31, 1994, additional cost totaling $1,875,000 of this previously purchased GPR technology was recorded as compensation expense due to the release of the 5,000,000 shares. Such cost was based upon the estimated current fair market value of the Company's common stock.

Additionally, under the terms of the agreement to acquire the GPR technology, the director is to be paid a royalty equal to 2.5% of all gross revenues received from the GPR technology, up to a maximum of $400,000. The director also is to receive a $50,000 bonus upon the successful demonstration of a working prototype of the technology meeting specified performance criteria. As of May 31, 1997 no amounts were due under this agreement; however, an advance of $17,000 against the royalty was paid at the inception of the agreement.

5. STOCKHOLDERS' EQUITY

COMMON STOCK

During fiscal 1996, the Company issued 75,000 shares of common stock valued at the estimated fair market value of $.30 per share in exchange for services.


1995 EMPLOYEE STOCK COMPENSATION PLAN ("ESC")

Effective October 1995, the Company adopted the ESC Plan, expiring September 30, 1998, reserving for issuance 250,000 shares of the Company's common stock. The ESC Plan provides for compensation awards of the Company's common stock to employees (as defined), at the discretion

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of the Board of Directors. During fiscal 1997 and 1996, the Company issued 22,600 and 195,000 shares of common stock under the Plan recording compensation expense of $28,928 and $242,250 for awards valued at an estimated fair market value ranging from $.59 to $2.00 per share.

PRIVATE OFFERINGS AND WARRANTS

During fiscal 1996, the Company completed private offerings of 700,000 units and 253,166 units, consisting each of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at $.50 and $1.58 per share, respectively. During fiscal 1996, in connection with such offerings, a total of 826,583 shares of the Company's common stock were issued upon the exercise of outstanding warrants providing net proceeds of $550,000. Additionally, in connection with a $250,000 manufacturing line-of-credit agreement and a sales contractual agreement, the Company granted warrants which were exercisable into 50,000 shares of the Company's common stock at $1.58 per share and 25,000 shares at $2.85 per share.

During fiscal 1997, a total of 151,583 shares of the Company's common stock were issued upon the exercise of outstanding warrants which had been issued in fiscal 1996. The net proceeds from the exercise were $239,501.

During fiscal 1997, the Company issued for cash an aggregate of $1,500,000 of unsecured 6% Convertible Subordinated Promissory Notes due September 30, 1998 ("Notes"). The principal and interest amount of each Note could at the election of the Note holder be converted one or more times into fully paid and nonassessable shares of common stock, $.00001 par value, ("Shares") of the Company, at a price which was the lower of (i) $2.00 per share or (ii) 80% of the average of the five days market price prior to conversion but not less than $0.80 per share. As of May 31, 1997 all Notes plus accrued interest had been converted into 1,525,103 shares of common stock of the Company.

According to the Securities and Exchange Commission, convertible debt instruments which are convertible at a discount to market should be accounted for by treating such discount as additional interest expense. The Company computed the amount of the discount based on the difference between the conversion price and fair value of the underlying common stock on the date the Notes were issued. The Company has recorded $375,000 of additional paid-in capital for the discount related to the embedded interest in the Notes. This same amount has been expensed during fiscal 1997 under the caption "Non-cash interest expense related to convertible notes."

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1992 NON-STATUTORY STOCK OPTION PLAN("NSO")

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

1996 STOCK OPTION PLAN

Effective March 1996, the Company adopted the 1996 Stock Option Plan, expiring March 24, 2006, reserving for issuance 1,500,000 shares of the Company's common stock. The 1996 Stock Option Plan provides for grants to either full or part time employees, at the discretion of the Board of Directors, options to purchase common stock of the Company at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 1996 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal year ended May 31, 1997, the Company issued options to purchase 1,713,000 shares of stock under the non-qualified provisions of the plan at an exercise price of 85% of the fair market value on the date of grant and recorded, during the quarter ended May 31, 1997, corresponding non-cash compensation in the amount of $291,180.

At May 31, 1997, options to purchase 3,290,526 shares of the Company's Common Stock had been granted under the 1996 Stock Option Plan. Of this amount, 1,875,000 are subject to shareholders' approval to increase the number of shares reserved for issuance from 1,500,000 to 3,500,000.

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used respectively: dividend yield of zero percent for all years; expected volatility of 40 percent; risk-free interest rates of 6.0 to 6.4 percent; and expected lives of 3 to 5 years.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the accounting provisions for SFAS No. 123, the Company's net loss per share would have been increased by the pro forma amounts indicated below:


                                                                 1997             1996
                                                             -----------      -----------

As reported
     Net loss before extraordinary item                      $(3,243,249)     $(2,337,177)
     Extraordinary item                                        1,779,457        1,779,457
                                                             -----------      -----------
     Net loss                                                $(1,463,792)     $  (557,720)
                                                             ===========      ===========

Proforma
     Net loss before extraordinary item                      $(3,735,409)     $(2,549,503)
     Extraordinary item                                        1,779,457        1,779,457
                                                             -----------      -----------
     Net loss                                                $(1,955,952)     $  (770,046)
                                                             ===========      ===========

As reported per share
     Net loss before extraordinary item                      $     (0.12)     $     (0.09)
     Extraordinary item                                             0.07             0.07
                                                             -----------      -----------
     Net loss                                                $     (0.05)     $     (0.02)
                                                             ===========      ===========

Proforma per share
     Net loss before extraordinary item                      $     (0.14)     $     (0.10)
     Extraordinary item                                             0.07             0.07
                                                             -----------      -----------
     Net loss                                                $     (0.07)     $     (0.03)
                                                             ===========      ===========


During the initial phase-in period of SFAS 123, the effect on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the status of the Company's stock option plans and warrants as of May 31, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                                           1997                            1996
                                                 -------------------------     -------------------------------
                                                                  Weighted
                                                                   Average                         Range of
                                                                  Exercise                         Exercise
                                                   Shares           Price       Shares              Prices
                                                 ---------        --------     ---------        --------------

Outstanding, beginning of year                   3,077,775        $   1.08     1,609,713        $   .18 - .88
     Granted                                     1,940,000            1.36     2,724,666            .18 - 2.85
     Cancelled                                    (362,375)           2.01      (207,500)           .18 - .63
     Exercised                                    (532,069)           0.76    (1,049,104)           .18 - 1.58
                                                 ---------        --------     ---------        --------------
Outstanding, end of year                         4,123,331        $   1.24     3,077,775        $   .18 - 2.85
                                                 =========        ========    ==========        ==============

                                                 ---------        --------    ----------        --------------
Exercisable, end of year                         1,526,332        $   0.85     1,190,670        $   .18 - 2.85
                                                 =========        ========    ==========        ==============


Weighted average fair value of options
     and warrants granted during the year                         $   0.68                      $   1.15
                                                                  ========                      ==============




The following table summarizes information about stock options and warrants outstanding at May 31, 1997:

                                 Outstanding                      Exercisable
                     ------------------------------------   -----------------------
                                     Weighted
                                      Average    Weighted                  Weighted
   Range of             Number       Remaining    Average      Number       Average
   Exercise          Outstanding    Contractual  Exercise   Exercisable    Exercise
    Prices            at 5/31/97       Life        Price     at 5/31/97     Price
---------------     ------------    -----------  --------   -----------    --------

$          0.18         113,331        4.56       $0.18        113,331     $   0.18
    0.30 - 0.37         575,000        1.63        0.35        493,750         0.36
    0.50 - 0.94       1,315,000        3.11        0.74        524,050         0.68
    1.12 - 1.76       1,590,000        4.59        1.22        155,001         1.25
    2.28 - 2.30         530,000        3.82        2.30        240,200         2.30
---------------       ---------        ----       -----      ---------     --------
$   0.18 - 2.30       4,123,331        3.61       $1.24      1,526,332     $   0.85
===============       =========        ====       =====      =========     ========

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. INCOME TAXES

As of May 31, 1997, the net deferred tax asset recorded and its approximate tax effect consisted of the following.


Net operating loss carryforwards       $ 2,039,000
Purchased technology                       642,000
Depreciation and amortization              242,000
Other, net                                 188,000
                                       -----------

                                         3,111,000
Valuation allowance                     (3,111,000)
                                       -----------

Net deferred tax asset                 $         -
                                       ===========


As of May 31, 1997, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as Management has not determined that it is more likely than not that the deferred tax asset will be realized.

At May 31, 1997, the Company has net operating loss carryforwards of approximately $5,997,000 which expire through 2012 and are subject to certain limitations under the Internal Revenue Code of 1986, as amended.

7. PROFIT-SHARING PLAN

Effective July 1, 1993, the Company adopted a savings and profit-sharing plan which allows participants to make contributions by salary reduction pursuant to
Section 401(k) of the Internal Revenue Code. At the Company's discretion, the Company may match contributions at 20% of the employee's contribution up to 6% of the employee's salary. The Company contributions are vested 20% per year beginning with the first year of service. The Company's contributions to the plan were $642 and $1,045 in fiscal 1997 and 1996.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. COMMITMENT AND CAPITAL
   LEASE OBLIGATIONS

Patriot Scientific Corp. through its subsidiary, Metacomp, entered into an eight year operating lease for its office and manufacturing facilities located in San Diego, California.

The Company also leases a copier, computers, and test equipment at interest rates between (4-18%). Future minimum lease payments required under the operating and capital leases are as follows:



                                   Operating      Capital Leases
                                  ------------    --------------

1998                              $     65,590       $   3,104
1999                                    63,460           2,388
2000                                    10,610           1,393
                                  ------------       ---------

Total minimum lease payments           139,660           6,885

Less amount representing interest            -             630
                                  ------------       ---------

Present value of net minimum
  lease payments                       139,660           6,255

Less current portion                         -           2,721
                                  ------------       ---------

Total                             $   139,660        $   3,534
                                  ============       =========

   Rent expense for fiscal 1997 and 1996 was $80,371 and $89,918,respectively.


9. EXTRAORDINARY INCOME

The extraordinary income is a gain from the discharge of debt as a result of the completion of Metacomp's Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code as of July, 1996.

In 1990 Metacomp filed a Chapter 11 bankruptcy petition. In 1991 the Bankruptcy Court confirmed Metacomp's plan of reorganization which provided for 60 monthly payments to creditors with minimum payments averaging $23,400 per month or larger depending on operating results. As of July, 1996, the unsecured creditors were paid approximately 13% of their approved claims and the balance was discharged. One secured creditor was scheduled to be paid in full as part of the plan of reorganization. As of July 31, 1996, this secured creditor had a remaining balance of $312,306. The Company paid to this secured creditor a remaining balance of $252, 306 plus accrued interest in conjunction with the business combination with Metacomp.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10. SALES INFORMATION

EXPORT SALES
During the fiscal year ended May 31, 1997, the Company's sales by geographic area consisted of the following:


               Domestic sales                               $1,428,000

               Foreign sales:
                 Canada                                        244,000
                 Other                                         175,000
                                                            ----------
                      Total foreign sales                      419,000
                                                            ----------

               Total net product sales                      $1,847,000
                                                            ==========

The Company has no foreign assets. During the fiscal year ended May 31, 1996, the Company's foreign sales were less than 10% of total sales.

SALES TO MAJOR CUSTOMERS

The Company had sales in excess of 10% to the following customers:

                                 1997                          1996
                                 ----                          ----

   Customer              Sales         Percent         Sales         Percent
   --------              -----         -------         -----         -------

   A                     $473,000      25.6%           $396,000      17.8%
   B                     $472,000      25.5%           $450,000      20.2%
   C                     $212,000      11.5%               -           -
   D                         -           -             $330,000      14.8%

11. SUBSEQUENT EVENTS

FINANCING
On June 2, 1997, the Company issued to a limited number of investors for cash an aggregate of $2,000,000 of unsecured 5% Convertible Term Debentures due June 2, 1999 and Stock Purchase Warrants ("Securities") with a right to purchase an aggregate 611,733 shares of common stock, par value $.00001 per share, at an exercise price of $1.69125. The principal and interest amount of each Debenture may, at the election of the holder, be converted in whole or in part and from time to time into fully paid and nonassessable shares of common stock, $.00001 par value, of the Company, at a price which is the lower of (i) $1.1646 per share or (ii) depending on the number of days the

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Debentures have been held after the funding date, from 75% to 91% of the average of the closing bid prices for the common stock for the ten consecutive trading days ending on the trading day immediately preceding such conversion date. If the Debentures have not been converted into common shares of the Company by June 2, 1999, under certain conditions the Debentures will automatically be converted into shares of the common stock of the Company. Under certain conditions, at the election of the Company and for a certain period of time, the Company may issue an additional $1,000,000 of unsecured 5% Convertible Term Debentures due June 2, 1999 and Stock Purchase Warrants with a right to purchase an additional 305,867 shares of common stock.

The Company expects that the net proceeds of the offering, $1,760,000 after offering costs, will be used for the purchase of software development tools, chip development, silicon runs, radar and antenna development, development of communications software, marketing and sales collateral and for general corporate purposes.

According to the Securities and Exchange Commission, convertible debt instruments which are convertible at a discount to market should be accounted for by treating such discount as additional interest expense. The Company computed the amount of the discount based on the difference between the conversion price and fair value of the underlying common stock on the date the Notes were issued. The Company will record in fiscal 1998 $507,300 of additional paid-in capital for the discount related to the embedded interest in the Notes. This same amount will be expensed during fiscal 1998 under the caption "Non-cash interest expense related to convertible notes."

PREFERRED STOCK
On June 19, 1997, a majority of the shareholders of the Company approved an increase in the authorized shares of capital stock to 65,000,000 shares of which 5,000,000 shares were designated Preferred Stock, par value $.00001, and 60,000,000 shares were designated as Common Stock, par value $.00001. As of July 3, 1997, none of the Preferred Stock was issued or outstanding.

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             EXHIBITS TO FORM 10-KSB


                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For fiscal year ended May 31, 1997 Commission File No. 0-22182
                               --- --  ----                     -------


                         PATRIOT SCIENTIFIC CORPORATION
                 (Name of small business issuer in its charter)

================================================================================


                                  EXHIBIT INDEX

Exh.No.                              Document                                        No.
-------                              --------                                        ---

2.0   PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION.

2.1   Agreement to Exchange Technology for Stock in Patriot Scientific
      Corporation, incorporated by reference to Exhibit 2.1 to Form 8-K
      dated August 10, 1989                                                          (1)

2.2   Assets Purchase Agreement and Plan of Reorganization dated June 22,
      1994, among the Company, nanoTronics Corporation and Helmut Falk, incorporated by reference to Exhibit 10.4
      to Form 8-K dated July 6, 1994                                                 (1)

2.2.1 Amendment to Development Agreement dated April 23, 1996 between the Company and Sierra Systems, incorporated by
      reference to Exhibit 2.2.1 to Pre-Effective Amendment No. 1 to
      Registration Statement on Form SB-2 dated April 29, 1996                       (1)

2.3   Form of Exchange Offer dated December 4, 1996 between the Company and certain shareholders of Metacomp, Inc. incorporated by reference to Exhibit
      2.3 to Form 8-K dated January 9, 1997                                          (1)

2.4   Letter of Transmittal to Accompany Shares of Common Stock of Metacomp, Inc.
      Tendered Pursuant to the Exchange Offer Dated December 4, 1996 incorporated
      by reference to Exhibit 2.4 to Form 8-K dated January 9, 1997                  (1)

3.0   ARTICLES AND BYLAWS.

3.1   Original Articles of Incorporation of the Company's predecessor,
      Patriot Financial Corporation, incorporated by reference to
      Exhibit 3.1 to registration statement on Form S-18, file no.
      33-23143-FW                                                                    (1)

3.2   Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18,
      File No. 33-23143-FW                                                           (1)

3.3   Certificate of Incorporation of the Company, as filed with the
      Delaware Secretary of State on March 24, 1992, incorporated by
      reference to Exhibit 3.1 to Form 8-K dated May 12, 1992                        (1)

3.3.1 Certificate of Amendment to the Certificate of Incorporation
      of the Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1
      to Form 10-KSB for the fiscal year ended May 31, 1995                          (1)

3.3.2 Certificate of Amendment to the Certificate of Incorporation
      of the Company, as filed with the Delaware Secretary of State
      on June 19,1997                                                                (2)


3.4   Articles and Certificate of Merger of Patriot Financial Corporation
      into the Company dated May 1, 1992, with Agreement and Plan of
      Merger attached thereto as Exhibit A, incorporated by reference to
      Exhibit 3.2 to Form 8-K dated May 12, 1992                                     (1)

3.5   Certificate of Merger issued by the Delaware Secretary of State on
      May 8, 1992, incorporated by reference to Exhibit 3.3 to Form 8-K
      dated May 12, 1992                                                             (1)

3.6   Certificate of Merger issued by the Colorado Secretary of State on
      May 12, 1992, incorporated by reference to Exhibit 3.4 to Form 8-K
      dated May 12, 1992                                                             (1)

3.7   Bylaws of the Company, incorporated by reference to Exhibit 3.5 to
      Form 8-K dated May 12, 1992                                                    (1)

4.0   INSTRUMENTS ESTABLISHING RIGHTS OF SECURITY HOLDERS.

4.1   Specimen common stock certificate, incorporated by reference to
      Exhibit 4.1 Form 8-K dated May 12, 1992                                        (1)

4.2   Form of Stock Purchase Warrant (Labway Corporation) dated February 29,
      1996, exercisable to purchase 253,166 common shares at $1.58 per share until August 31, 1996, granted to investors in connection with an offering of securities made in reliance upon Regulation S, incorporated by
      reference to Exhibit 4.2 to Form 10-QSB for fiscal quarter ended 2/29/96       (1)

4.3   Form of 6% Convertible Subordinated Promissory Note due September 30,
      1998 aggregating $1,500,000 to six investors incorporated by reference
      to Exhibit 4.3 to Form 10-QSB for fiscal quarter ended August 31, 1996         (1)

4.4   Form of 5% Convertible Term Debenture (CC Investments, LDC) due
      June 2, 1999 aggregating $2,000,000 to two investors incorporated
      by reference to Exhibit 4.4 to Form 8-K dated June 16, 1997                    (1)

4.5   Form of Stock Purchase Warrant (CC Investments, LDC) dated June 2, 1997 exercisable to purchase an aggregate of 400,000 common shares at $1.69125 per share until June 2, 2002, granted to two investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to
      Exhibit 4.5 to Form 8-K dated June 16, 1997                                    (1)


4.6   Registration Rights Agreement dated June 2, 1997 by and among the Company and CC Investments, LDC and the Matthew Fund, N.V. related to the registration of the common stock related to Exhibits 4.4 and 4.5
      incorporated by reference to Exhibit 4.6 to Form 8-K dated June 16, 1997       (1)

4.7   Form of Warrant to Purchase Common Stock (Swartz Family Partnership, L.P.)
      dated June 2, 1997 exercisable to purchase an aggregate of 211,733 common shares at $1.69125 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities in Exhibit 4.4
      incorporated by reference to Exhibit 4.7 to Form 8-K dated June 16, 1997       (1)


4.8    Registration Rights Agreement dated June 2, 1997 by and among the Company and Swartz Investments, LLC related to the registration of the common stock related to Exhibit 4.7 incorporated by reference to Exhibit 4.8 to
       Form 8-K dated June 16, 1997                                                  (1)

10.0   MATERIAL CONTRACTS.

10.1   1992 Incentive Stock Option Plan of the Company, incorporated
       by reference to Exhibit 10.1 to Form 8-K dated May 12, 1992                   (1)

10.1.1 Amendment to 1992 Incentive Stock Option Plan dated January 11, 1995, incorporated by reference to Exhibit 10.1.1 to Form S-8 dated July 17,
       1996                                                                          (1)

10.2   1992 Non-Statutory Stock Option Plan of the Company, incorporated by
       reference to Exhibit 10.2 to Form 8-K dated May 12, 1992                      (1)

10.2.1 Amendment to 1992 Non-Statutory Stock Option Plan dated January 11, 1995 incorporated by reference to Exhibit 10.2.1 to Form 10-KSB for fiscal
       year ended May 31, 1996                                                       (1)

10.3   Lease Agreement between the Company's subsidiary Metacomp, Inc. and
       Clar-O-Wood Partnership, a California limited partnership dated
       April 11, 1991 as amended November 11, 1992 and November 2, 1995              (2)

10.4   Stock Purchase Agreement dated November 29 and 30, 1995, between the
       Company and SEA, Ltd., incorporated by reference to Exhibit 10.4 to Form
       8-K dated December 11, 1995                                                   (1)

10.4.1 Letter Amendment to Stock Purchase Agreement dated February 21, 1996, between the Company and SEA, Ltd., incorporated by reference to Exhibit
       10.4.1 to Form 10-QSB for fiscal quarter ended 2/29/96                        (1)

10.5   1995 Employee Stock Compensation Plan of the Company, incorporated by reference to Exhibit 10.5 to Form 10-QSB for fiscal quarter ended
       11/30/95                                                                      (1)

10.6   Letter Stock and Warrant Agreement dated January 10, 1996 between the
       Company and Robert E. Crawford, Jr., incorporated by reference to
       Exhibit 10.6 to Form 10-QSB for fiscal quarter ended 2/29/96                  (1)

10.7   Non-Exclusive Manufacturing and Line of Credit Agreement dated
       February 28, 1996, between the Company and Labway Corporation, incorporated by reference to Exhibit 10.7 to Form 10-QSB for
       fiscal quarter ended 2/29/96                                                  (1)

10.8   Distribution and Representation Agreement dated February 28, 1996, between the Company and Innoware, Inc., incorporated by reference to
       Form 10-QSB for fiscal quarter ended 2/29/96                                  (1)

10.9   Employment Agreement dated November 20, 1995 between the
       Company and Elwood G. Norris, incorporated by reference to Exhibit 10.9
       to Registration Statement on Form SB-2 dated March 18, 1996                   (1)


10.9.1  First Amendment to Employment Agreement dated May 17, 1996 between the
        Company and Elwood G. Norris, incorporated by reference to Exhibit
        10.9.1 to Pre-Effective Amendment No. 2 to Registration Statement on
        Form SB-2 dated May 23, 1996                                                  (1)

10.10   Employment Agreement dated November 20, 1995 between the
        Company and Robert Putnam, incorporated by reference to Exhibit 10.10
        to Registration Statement on Form SB-2 dated March 18, 1996                   (1)

10.11   Sales Contractual Agreement dated March 19, 1996 between the
        Company and Evolve Software, Inc., incorporated by reference to
        Exhibit 10.11 to Pre-Effective Amendment No. 1 to Registration
        Statement on Form SB-2 dated April 29, 1996                                   (1)

10.11.1 Two Year Stock Purchase Warrant dated March 19, 1996 Granted to
        Evolve Software, Inc. Providing for the Purchase of up to 50,000
        Common Shares at $2.85, incorporated by reference to Pre-Effective
        Amendment No. 1 to Registration Statement on Form SB-2 dated April 29, 1996   (1)

10.12   Employment Agreement dated as of May 8, 1996 between the Company and
        Michael A. Carenzo, including Schedule A - Stock Option Agreement, incorporated by reference to Pre-Effective Amendment No. 2 to
        Registration Statement on Form SB-2 dated May 23, 1996                        (1)

10.12.1 First Amendment to Employment Agreement dated May 8, 1996 between
        the Company and Michael A. Carenzo dated September 23, 1996                   (2)

10.13   1996 Stock Option Plan of the Company dated March 25, 1996 and approved by the Shareholders on May 17, 1996, incorporated by reference to
        Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2
        dated May 23, 1996                                                            (1)

10.14   Sales Contractual Agreement dated June 20, 1996 between the Company and Compunetics Incorporated incorporated by reference to Exhibit 10.14 to
        Form 10-KSB for fiscal year ended May 31, 1996                                (1)

10.15   Sales Contractual Agreement dated July 31, 1996 between the Company and
        Premier Technical Sales, Inc. incorporated by reference to Exhibit 10.15 to
        Form 10-KSB for fiscal year ended May 31, 1996                                (1)

10.16   Employment Agreement dated January 1, 1997 between the
        Company and Norman J. Dawson                                                  (2)

10.17   Employment Agreement dated January 1, 1997 between the
        Company and Jayanta K. Maitra                                                 (2)

10.18   Technology License and Distribution Agreement dated June 23, 1997
        between the Company and Sun Microsystems, Inc.                                (2)

23.0    CONSENTS OF EXPERTS AND COUNSEL.

23.1    Consent of BDO Seidman, LLP                                                   (2)

23.2    Consent of Harlan & Boettger, LLP, Certified Public Accountants               (2)

27.0    Financial Data Schedule


99.0   ADDITIONAL EXHIBITS.

99.1   Form of ISO Plan Option (Gaspar) dated May 29, 1992,
       incorporated by reference to Exhibit 28.2 to registration
       statement on Form SB-2, file no. 33-57858                                     (1)

99.2   Form of NSO Plan Option (Berlin) dated May 29, 1992,
       incorporated by reference to Exhibit 28.3 to registration
       statement on Form SB-2, file no. 33-57858                                     (1)

99.3   Form of Incentive Stock Option Agreement to the Company's 1996 Stock
       Option Plan (individual agreements differ as to number of shares, dates, prices and vesting), incorporated by reference to Pre-Effective
       Amendment No. 2 to Registration Statement on Form SB-2 dated May 23,
       1996                                                                          (1)

99.4   Form of NonQualified Stock Option Agreement to the Company's 1996 Stock
       Option Plan (individual agreement differ as to number of shares, date, prices and vesting), incorporated by reference to Pre-Effective
       Amendment No. 2 to Registration Statement on Form SB-2 dated May 23,
       1996                                                                          (1)

99.5   Press Release of the Company dated November 4, 1996 incorporated by
       reference to Exhibit 99.5 to Form 8-K dated January 9, 1997                   (1)


       (1) Previously filed in indicated registration statement or report.
       (2) Exhibit filed herewith this Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997


