Form 10QSB
period 1997-08-31
PATRIOT SCIENTIFIC CORP
filed 1997-10-08
CIK 836564

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended August 31, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _____________ to _______________

                         Commission File Number 0-22182

                         PATRIOT SCIENTIFIC CORPORATION
        (Exact name of small business issuer as specified in its charter)

         Delaware                                              84-1070278
-------------------------------                        -------------------------
(State or other jurisdiction of                        (I.R.S. Empl. Ident. No.)
incorporation or organization)

                 10989 Via Frontera, San Diego, California 92127
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (619) 674-5000
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES X    NO
                                                             ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                            33,402,282
-------------------------------                            ----------
           (Class)                              (Outstanding at October 3, 1997)

Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                               ---     ---

                         PATRIOT SCIENTIFIC CORPORATION
                                      INDEX

                                                                                    Page
                                                                                    ----
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

                  Consolidated Balance Sheets as of August 31, 1997 and
                    May 31, 1997  (unaudited)                                         3

                  Consolidated Statements of Operations for the three
                    months ended August 31, 1997 and 1996 (unaudited)                 4

                  Consolidated Statements of Cash Flows for the three months ended
                    August 31, 1997 and 1996 (unaudited)                              5

                  Notes to Consolidated Financial Statements                          6

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                         9


PART II. OTHER INFORMATION                                                           12

         Item 1. Legal Proceedings                                                    *
         Item 2. Changes in Securities                                                *
         Item 3. Defaults upon Senior Securities                                      *
         Item 4. Submission of Matters to a Vote of Security Holders                 12
         Item 5. Other Information                                                    *
         Item 6. Exhibits and Reports on Form 8-K                                    12



SIGNATURES                                                                           12


         *  No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         PATRIOT SCIENTIFIC CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Unaudited)

                                     ASSETS

                                                               August 31,       May 31,
                                                                  1997            1997
                                                             ------------    ------------
Current Assets
      Cash and cash equivalents                              $  1,592,671    $    477,675
      Accounts receivable                                         449,072         260,120
      Inventories (Note 3)                                        496,756         529,533
      Prepaid expenses and other                                  329,461          88,353
                                                             ------------    ------------
        Total current assets                                    2,867,960       1,355,681

Property and equipment - net                                      620,125         380,312
Patents, trademarks, net                                          178,363         193,688
Other                                                               6,774           6,773
                                                             ------------    ------------
      Total Assets                                           $  3,673,222    $  1,936,454
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                       $    817,388    $    340,983
      Accrued liabilities                                         140,714         165,236
      Current portion- capital lease obligations                    2,721           2,721
                                                             ------------    ------------
          Total current liabilities                               960,823         508,940

Capital lease obligations                                           2,937           3,534
5% Convertible Term Debentures (Note 6)                         2,000,000              --
                                                             ------------    ------------
      Total Liabilities                                         2,963,760         512,474

Stockholders' Equity
      Common stock $.00001 par value; authorized
        60,000,000 shares;  33,227,282 and 33,068,329
        shares issued and outstanding (Note 5)                        333             331
      Preferred stock $.00001 par value; authorized
        5,000,000 shares;  none outstanding                            --              --
      Additional paid-in capital (Note 5)                      13,213,083      12,768,487
      Accumulated deficit                                     (12,503,954)    (11,344,838)
                                                             ------------    ------------
                                                                  709,462       1,423,980
                                                             ------------    ------------
      Total Liabilities and Stockholders' Equity             $  3,673,222    $  1,936,454
                                                             ============    ============

                 See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended
                                            August 31,
                                  ----------------------------
                                       1997           1996
                                  ------------    ------------
Net sales                         $    478,164    $    411,596

Cost of sales                          253,291         155,793
                                  ------------    ------------

Gross profit                           224,873         255,803

Operating expenses:
      Research and development         372,272         382,806
      Selling, general and
        administrative                 651,619         261,241
      Amortization                          --         163,159
                                  ------------    ------------
                                     1,023,891         807,206
                                  ------------    ------------

Other income (expenses):
      Interest income                   20,377           8,462
      Interest expense                      --         (18,359)
      Non-cash interest expense
        related to convertible
        notes (Note 6)                (380,475)             --
                                  ------------    ------------
                                      (360,098)        (9,897)
                                  ------------    ------------
Net loss before extraordinary
      item                          (1,159,116)       (561,300)

Extraordinary income (Note 7)               --       1,779,457
                                  ------------    ------------

Net loss                          $ (1,159,116)   $  1,218,157
                                  ============    ============

Net loss per share before
      extraordinary item          $      (0.04)   $      (0.02)
Extraordinary income                        --            0.07
                                  ------------    ------------
Net loss per share                $      (0.04)   $       0.05
                                  ============    ============

Weighted average number of
  common shares outstanding
  during the period (Note 5)        28,727,282      25,988,552
                                  ============    ============

                 See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                                August 31,
                                                       --------------------------
                                                           1997           1996
                                                       -----------    -----------
Cash Flows from Operating Activities
       Net (loss)                                      $(1,159,116)   $ 1,218,157
       Adjustments to reconcile net (loss)
         to cash used in operating activities:
           Adjustment for Metacomp Inc. pooling of
             interests from year-end change (Note 2)            --     (1,741,699)
           Amortization and depreciation                    63,047        191,461
           Non-cash interest expense related to
             convertible notes (Note 6)                    380,475           --
           Changes in:
           Accounts and note receivable                   (188,952)       (34,743)
           Inventories                                      32,777          2,573
           Prepaid and other assets                       (225,784)         9,361
           Accounts payable and accrued expenses           451,883       (123,561)
       Net cash used in operating activities
                                                       -----------    -----------
                                                         (645,670)      (478,451)
                                                       -----------    -----------

Cash Flows from Investing Activities
       Purchase of property and equipment                 (302,860)       (43,074)
                                                       -----------    -----------
         Net cash used in investing activities            (302,860)       (43,074)
                                                       -----------    -----------

Cash Flows from Financing Activities
       Principal payments on notes payable and
         long-term debt                                       (597)       (20,860)
       Proceeds from issuance of common stock
         and exercise of common stock warrants
         and options                                        64,123        239,501
       Proceeds from issuance of convertible
         notes and accrued interest                      2,000,000             --
                                                       -----------    -----------
           Net cash provided by financing activities     2,063,526        218,641
                                                       -----------    -----------

Net Increase (Decrease) in Cash                          1,114,996       (302,884)

Cash and cash equivalents at
  beginning of period                                      477,675        863,944
                                                       -----------    -----------

Cash and cash equivalents at
  end of period                                        $ 1,592,671    $   561,060
                                                       ===========    ===========

                 See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of Patriot Scientific Corporation ("the Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended May 31, 1997 and the Company's Form 8K dated June 16, 1997.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the year.

As a result of the business combination discussed below, the Company no longer qualifies as a development stage company. Accordingly, the consolidated statements of operations and statements of cash flows do not include development stage cumulative results.

2. ACQUISITION OF METACOMP, INC. COMMON STOCK

On December 26, 1996, the Company acquired 96.9% of the common stock of Metacomp in exchange for 1,272,068 shares of the Company's common stock. Metacomp designs, manufactures, and sells a wide range of high performance data and telecommunications solutions for wide area networking and digital telecommunications requirements. The business combination was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Metacomp for all periods presented. Metacomp's fiscal year-end has been changed from July 31 to May 31 to conform to the Company's fiscal year-end. Based on the difference in fiscal year-ends, results of operations for the two months ended July 31, 1996 have been included in the consolidated statements of operations for the three months ended August 31, 1996. For the two months ended July 31, 1996, Metacomp recorded total revenues of $239,501, a net loss before extraordinary item of $37,758, extraordinary income of $1,779,457 and net income after extraordinary items of $1,741,699. The accompanying consolidated statements of cash flows has been adjusted to eliminate the net income after extraordinary items for the three months ended August 31, 1996.

3. INVENTORIES

Inventories are stated at cost ( determined primarily by the weighted average cost method which approximates cost on a first-in, first-out basis) not in excess of market value.

Inventories at August 31, 1997 and May 31, 1997, consist of the following:

                                     August 31, 1997           May 31, 1997
                                     ---------------           ------------
Raw material                             $324,668                 $344,334
Work in process                            83,531                   90,086
Finished goods                             88,557                   95,113
                                         --------                 --------
                                         $496,756                 $529,533
                                         ========                 ========

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

4. PURCHASED TECHNOLOGY

Purchased technology at a cost of $1,837,000 relating to the Company's ShBoom Technology was amortized over its estimated useful life of three years. Amortization expense of $163,159 was recorded related to this technology for the three months ended August 31, 1996.

5. STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the three months ended August 31, 1997:

                                                                          Common
                                                                          Shares            Dollars
                                                                        ----------        -----------
Balance June 1, 1997                                                    33,068,329        $12,768,818
Exercise of stock options                                                  158,953             64,123
Non-cash interest expense related to convertible notes
  recorded to additional paid-in capital                                        --            380,475
                                                                        ----------        -----------
Balance August 31, 1997                                                 33,227,282        $13,213,416
                                                                        ==========        ===========


A total of 5,000,000 shares of the Company's outstanding common stock was issued as a contingent cost of the Company's acquisition of its ShBoom Technology and 4,500,000 of such shares remain subject to an escrow arrangement. The escrowed shares are releasable from escrow at the rate of 500,000 shares for each $500,000 of revenues earned by the Company and upon the occurrence of certain defined major corporate events. These shares are issued and outstanding and carry all shareholder rights. Any of the escrowed shares not released prior to May 31, 1999 are to be returned to the Company and canceled. These shares are excluded from the calculation of weighted average number of common shares outstanding for the computation of (loss) per share until the release conditions are met.

At August 31, 1997, the Company had 340,000 options outstanding pursuant to its 1992 ISO Stock Option Plan exercisable at prices ranging from $0.50 to $2.30 per share expiring beginning 1997 through 2001. The Company had 661,753 options outstanding pursuant to its 1992 NSO Stock Option Plan exercisable at prices ranging from $0.18 to $2.30 per share expiring beginning 1997 through 2002. The Company also had 3,298,626 options outstanding (of which 1,911,000 options are subject to stockholders' approval) pursuant to its 1996 Stock Option Plan exercisable at $0.18 to $2.30 per share expiring beginning in 1999 through 2002. Some of the options described in this paragraph are not presently exercisable and are subject to meeting vesting criteria.

As of October 1, 1995 the Board of Directors adopted the 1995 Employee Stock Compensation Plan providing for the issuance of up to 250,000 common shares to Employees, as defined. Executive officers and directors are not eligible under the Plan. Through August 31, 1997 the Company had issued 217,600 common shares pursuant to the plan.

At August 31, 1997 the Company had warrants outstanding exercisable into 741,733 common shares at exercise prices ranging from $1.69 to $7.50 per share expiring beginning in 1999 through 2002.

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


6. 5% CONVERTIBLE TERM DEBENTURES

In June, 1997 the Company issued to a limited number of investors for cash an aggregate of $2,000,000 of unsecured 5% Convertible Term Debentures due June 2, 1999 and Stock Purchase Warrants ("Securities") with a right to purchase an aggregate 611,733 shares of common stock, par value $.00001 per share, at an exercise price of $1.69125. The principal and interest amount of each Debenture may, at the election of the holder, be converted in whole or in part and from time to time into fully paid and nonassessable shares of common stock, $.00001 par value, of the Company, at a price which is the lower of (i) $1.1646 per share or (ii) depending on the number of days the Debentures have been held after the funding date, from 75% to 91% of the average of the closing bid prices for the common stock for the ten consecutive trading days ending on the trading day immediately preceding such conversion date. If the Debentures have not been converted into common shares of the Company by June 2, 1999, under certain conditions the Debentures will automatically be converted into shares of the common stock of the Company. Under certain conditions, at the election of the Company and for a certain period of time, the Company may issue an additional $1,000,000 of unsecured 5% Convertible Term Debentures due June 2, 1999 and Stock Purchase Warrants with a right to purchase an additional 305,867 shares of common stock.

According to the views of the Staff of the Securities and Exchange Commission, convertible debt instruments which are convertible at a discount to market should be accounted for by treating such discount as additional interest expense. The Company computed the amount of the discount based on the difference between the conversion price and fair value of the underlying common stock on the date the Notes were issued. The Company will record $507,300 of additional paid-in capital for the discount related to the embedded interest in the Notes . Of this amount, $380,475 has been expensed during the first fiscal quarter ended August 31, 1997 under the caption "Non-cash interest expense related to convertible notes." The remaining balance of $126,825 will be expensed during the second fiscal quarter.

7. EXTRAORDINARY INCOME

The extraordinary income is a gain from the discharge of debt as a result of the completion of Metacomp's Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code as of July, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "FUTURE PERFORMANCE AND RISK FACTORS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MAY 31, 1997.

The Company's results of operations have and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including the overall state of the microprocessor and communications segments of the economy, the development status and demand for the Company's products, economic conditions in the Company's markets, the timing of orders, the timing of expenditures in anticipation of future sales, the mix of products sold by the Company, the introduction of new products and product enhancements by the Company or its competitors and pricing and other competitive conditions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 1997 AND 1996

Net sales. Total net sales for the first quarter of fiscal 1998 increased 16.2% to $478,164 from $411,596 for the first quarter of fiscal 1997. This increase was due primarily to the shipment of the Company's CyberShark Industry Pack Module for use on the Navy's Tactical Satellite Communications Systems and the completion of the initial gas antenna development contract for the Navy. These increases in sales were partially offset by a reduction in license and engineering design revenue for the Company's communication products.

Cost of sales. Cost of sales as a percentage of net sales increased to 53.0% for the first quarter of fiscal 1998 compared to 37.8% for the corresponding quarter of the previous fiscal year. This increase was due primarily to engineering design and license income, revenue items with little or no associated cost of sales, having a favorable impact on the cost of sales percentage during the first quarter of fiscal 1997.

Research and development expenses decreased slightly from $382,806 for the first fiscal quarter of 1997 to $372,272 for the first fiscal quarter of 1998.

Selling, general and administrative expenses increased by 149.4% from $261,241 for the first quarter of fiscal 1997 to $651,619 for the first quarter of fiscal 1998. This increase was due primarily to the costs related to the $2,000,000 financing, an increase in personnel costs related to the Company's addition of two executives, one marketing and one financial, and the increase in marketing costs related to introducing the Company's products to the marketplace.

Amortization of purchased technology was $163,159 for the first fiscal quarter of 1997. The technology was totally amortized during fiscal year 1997 and, accordingly, there was no corresponding expense for the first quarter of fiscal year 1998.

Other income (expense) was significantly higher for the third quarter of fiscal 1997 as a result of the non-cash interest related to discounted notes discussed in Note 6 to the consolidated financial statements.

An extraordinary income item of $1,779,457 was included in the first quarter of fiscal 1997. This item was the result of the discharge of debts by Metacomp in July, 1996 as a result of their successful completion of their Chapter 11 case.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 1997, working capital was $1,907,137 and cash and cash equivalents totaled $1,592,671. The Company has funded its operations primarily through cash flows from operations and the issuance of securities. The cash and cash equivalents increased $1,114,996 during the three months ended August 31, 1997. The net cash used in operating activities of $645,670 and additions to property and equipment of $302,860 was offset by a new issuance of convertible debt in the amount of $2,000,000.

The Company's liquidity for the next twelve months is anticipated to be supplemented by introducing to market and commencing sales and licensing of the ShBoom, the technology used in the PSC1000 family of microprocessor computer chips, designing future generations of communication product technologies, exploiting the radar and antenna technology and by expanding the marketing of communication products through its recent acquisition of Metacomp.

The Company anticipates that it may require additional equipment, fabrication, components and supplies during the next twelve months to continue development of the Company's technologies. Product introductions such as those currently underway for communication products and the PSC1000 may require significant inventory, product launch and other expenditures not presently estimable by management. Further, if expanded development is commenced or new generations of microprocessors or radar are accelerated beyond current plans, additional expenditures, not currently estimable by management, may be required. It is possible therefore, that higher levels of expenditures may be required than currently contemplated by management resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise.

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

Since the business combination with Metacomp, the Company has segregated its operations into microprocessor, communication, and radar/antenna segments. However, synergistic technical and other resources can and will be deployed across all three segments.

Product revenues have been primarily from the communication segment. The communication products are specifically designed to fill both the high speed data as well as the video conferencing requirements of the Internet.

The microprocessor continues to be the Company's primary development focus. The Company has completed development of a 0.5 micron version of the PSC1000 which has resulted in increased processing speed and performance. In addition, the Company is running the Sun Microsystems's Java OS on the PSC1000. The PSC1000 is expected to execute Java very efficiently, and to be the price/performance leader in the Java processor marketplace. This enhancement is expected to increase potential market opportunities in areas such as TV set top boxes, smart phones, PDAs, network computers, and other Internet related products.

The Company's primary focus for the radar and antenna technology segment continues to be to pursue various government agencies and commercial entities to fund additional development efforts to establish business partnerships that will enable the Company to commercialize this technology. The Company recently completed a development contract with the Navy to demonstrate characterization of the gas antenna and is currently seeking additional government funds to continue this development.

The Company is focusing its sales efforts on original equipment manufacturers, system integrators, and Internet service providers for both the microprocessor and communication segments. In addition, the Company anticipates using the microprocessor in existing and future products developed in all three product segments.

The Company has experienced in the past and may experience in the future many of the problems, delays and expenses encountered by any business in the early stages of development, some of which are beyond the Company's control. The Company has limited operating history, has incurred significant cumulated losses, has only recently commenced marketing and sales of its products and has not achieved a profitable level of operations. There can be no assurance of future profitability. The Company may require additional funds in the future for operations or to exploit its technologies. There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that such required funds will be available from the aforementioned or other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would therefore have a material adverse effect on the Company's business. Further there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on existing shareholders of the Company. The Company's technologies are in various stages of development. The Company's CyberShark(TM) digital modem and certain communication products have been developed to the point of production of marketable product and the PSC1000 is in the first stages of production. There can be no assurance that any of the technologies in development can be completed to commercial exploitation due to the inherent risks of new technology development limitations on financing, competition, obsolescence, loss of key technical personnel and other factors. The Company's development projects are high risk in nature, where unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in determination that further development is unfeasible. There can be no assurance that the technologies, if completed, will achieve market acceptance sufficient to sustain the Company or achieve profitable operations. The Company acquired its ShBoom technology pursuant to a chain of agreements and there is uncertainty regarding royalty payments, if any, and indemnification from prior parties. The Company does not believe it is obligated to pay any royalties on aspects of the ShBoom technology specified in prior agreements between nanoTronics Corporation and previous inventors. The Company believes, should there be royalties due to previous inventors, that the obligation is that of nanoTronics. However, the Company could become subject to unindemnified claims relating to any failure by nanoTronics to pay such royalties, if due. Also the company could become liable for up to $1,250,000 to nanoTronics under certain indemnification provisions. The Company relies primarily on patents to protect its intellectual property rights. There can be no assurance that patents held by the Company will not be challenged and invalidated, that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be sufficient in scope or strength or be issued in all countries where the Company's products can be sold to provide meaningful protection or commercial advantage to the Company. Competitors may also be able to design around the Company's patents. The Company's common shares are traded on the OTC Bulletin Board, are thinly traded and are subject to special regulations imposed on "penny stocks." The Company's shares may experience significant price and volume volatility, increasing the risk of ownership to investors.

PART II.       OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         Effective June 19, 1997, by means of an Action By Written Consent of the Shareholders of the Company the following matter was voted upon:

         1. The shareholders approved an increase in the authorized shares of capital stock to 65,000,000 shares of which 5,000,000 shares were designated Preferred Stock, par value $.00001, and 60,000,000 shares were designated as Common Stock, par $.00001.

                                                              Votes For
                                                              ---------
Increase in Authorized Shares                                 16,494,659


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - NONE

(b) Reports on Form 8-K

         A Report on Form 8-K was filed on June 16, 1997 related to the $2,000,000 financing.





                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PATRIOT SCIENTIFIC CORPORATION


Date: October 8, 1997                      By:       /s/ LOWELL W. GIFFHORN
                                                    ----------------------------
                                                    Chief Financial Officer

                                                    (Principal Financial and
                                                    Accounting Officer and duly
                                                    authorized to sign on behalf
                                                    of the Registrant)