Form 10QSB
period 1997-11-30
PATRIOT SCIENTIFIC CORP
filed 1998-01-13
CIK 836564

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended November 30, 1997

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                             33,496,798
          (Class)                               (Outstanding at January 5, 1998)

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO [X]

                         PATRIOT SCIENTIFIC CORPORATION
                                      INDEX


                                                                                           Page
PART I. FINANCIAL INFORMATION
           Item 1. Financial Statements:

               Consolidated Balance Sheets as of November 30, 1997 (unaudited)
                 and May 31, 1997                                                            3

               Consolidated Statements of Operations for the six months and three
                 months ended November 30, 1997 and 1996 (unaudited)                         4

               Consolidated Statements of Cash Flows for the six months ended
                 November 30, 1997 and 1996 (unaudited)                                      5

               Notes to Consolidated Financial Statements                                   6-9

           Item 2. Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                            10


PART II. OTHER INFORMATION                                                                  14

           Item 1. Legal Proceedings                                                        *
           Item 2. Changes in Securities                                                    *
           Item 3. Defaults upon Senior Securities                                          *
           Item 4. Submission of Matters to a Vote of Security Holders                      14
           Item 5. Other Information                                                        *
           Item 6. Exhibits and Reports on Form 8-K                                         15


SIGNATURES                                                                                  15


           *  No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         PATRIOT SCIENTIFIC CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        November 30,       May 31,
                                                           1997             1997
                                                        (Unaudited)
Current Assets
    Cash and cash equivalents                          $  1,749,715     $    477,675
    Accounts receivable                                     418,058          260,120
    Inventories (Note 4)                                    467,482          529,533
    Prepaid expenses and other                              242,786           88,353
                                                       ------------     ------------
      Total current assets                                2,878,041        1,355,681

Property and equipment - net                                549,348          380,312
Patents, trademarks, net                                    163,038          193,688
Other                                                       216,774            6,773
                                                       ============     ============
    Total Assets                                       $  3,807,201     $  1,936,454
                                                       ============     ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                   $    356,501     $    340,983
    Accrued liabilities                                     193,981          165,236
    Current portion- capital lease obligations                2,721            2,721
                                                       ------------     ------------
        Total current liabilities                           553,203          508,940

Long-term Liabilities
    Capital lease obligations                                 2,738            3,534
    5% Convertible Term Debentures (Note 7)               2,990,000               --
                                                       ------------     ------------
        Total Liabilities                                 3,545,941          512,474

Stockholders' Equity
    Preferred stock $.00001 par value; authorized
      5,000,000 shares;  none outstanding                        --               --
    Common stock $.00001 par value; authorized
      60,000,000 shares;  33,451,838 and 33,068,329
      shares issued and outstanding (Note 6)                    335              331
    Additional paid-in capital (Note 6)                  13,991,428       12,768,487
    Accumulated deficit                                 (13,730,503)     (11,344,838)
                                                       ------------     ------------
                                                            261,260        1,423,980
                                                       ------------     ------------
    Total Liabilities and Stockholders' Equity         $  3,807,201     $  1,936,454
                                                       ============     ============

                 See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended                Six Months Ended
                                              November 30,                     November 30,
                                         1997            1996             1997             1996
Net sales                           $    408,856     $    480,433     $    887,020     $    892,029

Cost of sales                            183,409          218,278          436,700          374,071
                                    ------------     ------------     ------------     ------------

Gross profit                             225,447          262,155          450,320          517,958

Operating expenses:
       Research and development          452,489          350,255          824,761          733,061
       Selling, general and
         administrative                  710,246          405,411        1,361,865          666,652
       Amortization                           --          163,160               --          326,319
                                    ------------     ------------     ------------     ------------
                                       1,162,735          918,826        2,186,626        1,726,032
                                    ------------     ------------     ------------     ------------

Other income (expenses):
       Interest income                    14,739           14,485           35,116           22,947
       Interest expense                  (59,797)         (11,594)         (59,797)         (29,953)
       Non-cash interest expense
         related to convertible
         notes (Note 7)                 (244,203)              --         (624,678)              --
                                    ------------     ------------     ------------     ------------
                                        (289,261)           2,891         (649,359)          (7,006)
                                    ------------     ------------     ------------     ------------
Net loss before extraordinary
       item                           (1,226,549)        (653,780)      (2,385,665)      (1,215,080)

Extraordinary income (Note 8)                 --               --               --        1,779,457
                                    ------------     ------------     ------------     ------------

Net income (loss)                   $ (1,226,549)    $   (653,780)    $ (2,385,665)    $    564,377
                                    ============     ============     ============     ============

Net loss per share before
       extraordinary item           $      (0.04)    $      (0.02)    $      (0.08)    $      (0.05)
Extraordinary income                          --               --               --             0.07
                                    ------------     ------------     ------------     ------------
Net income (loss) per share         $      (0.04)    $      (0.02)    $      (0.08)    $       0.02
                                    ============     ============     ============     ============

Weighted average number of
  common shares outstanding
  during the period (Note 6)          28,951,838       26,689,523       28,839,560       26,413,182
                                    ============     ============     ============     ============

                 See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended November 30,
                                                                  1997              1996
                                                              -----------        -----------
Cash Flows from Operating Activities
          Net income (loss)                                   $(2,385,665)       $   564,377
          Adjustments to reconcile net income (loss)
            to cash used in operating activities:
              Adjustment for Metacomp Inc. pooling of
                interests from year-end change (Note 3)                --         (1,741,699)
              Amortization and depreciation                       133,824            390,649
              Stock compensation expense                          375,000             28,927
              Non-cash interest expense related to
                  convertible notes (Note 7)                      624,678                 --
              Changes in:
                 Accounts and note receivable                    (157,938)          (107,230)
                  Inventories                                      62,051             25,000
                  Prepaid and other assets                       (333,784)            30,955
                  Accounts payable and accrued expenses            44,497            (84,637)
                                                              -----------        -----------
          Net cash used in operating activities                (1,637,337)          (893,658)
                                                              -----------        -----------

Cash Flows from Investing Activities
          Purchase of property and equipment                     (302,860)           (90,000)
                                                              -----------        -----------
            Net cash used in investing activities                (302,860)           (90,000)
                                                              -----------        -----------
Cash Flows from Financing Activities
          Principal payments on notes payable and
            long-term debt                                           (796)           (63,481)
          Value of warrants                                        10,500                 --
          Proceeds from issuance of common stock
            and exercise of common stock warrants
            and options                                           202,533            256,862
          Proceeds from issuance of convertible notes           3,000,000          1,500,000
                                                              -----------        -----------
              Net cash provided by financing activities         3,212,237          1,693,381
                                                              -----------        -----------
Net Increase in Cash                                            1,272,040            709,723
Cash and cash equivalents at
  beginning of period                                             477,675            863,944
                                                              -----------        -----------
Cash and cash equivalents at
  end of period                                               $ 1,749,715        $ 1,573,667
                                                              ===========        ===========

Supplemental Disclosure of Cash Flow Information:
          Convertible notes and accrued interest
            exchanged for common stock                        $    10,234        $   450,000
                                                              ===========        ===========
          Cash payments for interest                                   --             29,953
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

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month and six month periods are not necessarily indicative of the results that may be expected for the year.

As a result of the business combination discussed below, the Company no longer qualifies as a development stage company. Accordingly, the consolidated statements of operations and statements of cash flows do not include development stage cumulative results.

2.  NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

The Financial Accounting Standards Board has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owner and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of the standard.

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

3.  ACQUISITION OF METACOMP, INC. COMMON STOCK

On December 26, 1996, the Company acquired 96.9% of the common stock of Metacomp in exchange for 1,272,068 shares of the Company's common stock. Metacomp designs, manufactures, and sells a wide range of high performance data and telecommunications solutions for wide area networking and digital telecommunications requirements. The business combination was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Metacomp for all periods presented. Metacomp's fiscal year-end has been changed from July 31 to May 31 to conform to the Company's fiscal year-end. Based on the difference in fiscal year-ends, results of operations for the two months ended July 31, 1996 have been included in the consolidated statements of operations for the six months ended November 30, 1996. For the two months ended July 31, 1996, Metacomp recorded total revenues of $239,501, a net loss before extraordinary item of $37,758, extraordinary income of $1,779,457 and net income after extraordinary items of $1,741,699. The accompanying consolidated statements of cash flows has been adjusted to eliminate the net income after extraordinary items for the six months ended November 30, 1996.

4. INVENTORIES

Inventories are stated at cost (determined primarily by the weighted average cost method which approximates cost on a first-in, first-out basis) not in excess of market value.

Inventories at November 30, 1997 and May 31, 1997, consist of the following:

                                              November 30, 1997       May 31, 1997
Raw material                                      $309,634              $344,334
Work in process                                     73,863                90,086
Finished goods                                      83,985                95,113
                                                  --------              --------
                                                  $467,482              $529,533
                                                  ========              ========


5. PURCHASED TECHNOLOGY

Effective May 31, 1994, the Company acquired certain proprietary semiconductor microprocessor technology (the "ShBoom Chip") and related computer software from a corporation in exchange for 10,000,000 restricted shares of the Company's common stock (5,000,000 of which were placed in escrow subject to release as discussed below). The original cost of this technology, $1,837,000, was based upon the estimated fair market value of the 5,000,000 non-contingent shares of the Company's common stock issued under the agreement. The remaining 5,000,000 shares issued for this technology are subject to an earnout escrow arrangement. As such, when the escrowed shares are earned, they are charged to compensation in a manner similar to a variable stock option plan. The terms of the escrow arrangement provide for the release from escrow of 500,000 shares for each $500,000 of revenues earned by the Company during the period from June 1, 1994 through May 31, 1999. Additionally, this agreement also provides for the release of these shares upon the occurrence of certain defined major corporate events. Any of the contingent shares not released by May 31, 1999 would be returned to the Company and canceled.

During the three months and six months ended November 30, 1997, 500,000 shares were released from escrow and $375,000 was charged to compensation costs.

Purchased technology at a cost of $1,837,000 relating to the Company's ShBoom Technology was amortized over its estimated useful life of three years. Amortization expense of $163,160 and $326,319 was recorded related to this technology for the three months and six months ended November 30, 1996, respectively.

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


6. STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the six months ended November 30, 1997:

                                                                Common
                                                                Shares            Dollars
Balance June 1, 1997                                          33,068,329       $12,768,818
Exercise of stock options                                        374,153           202,533
Stock issued for conversion of notes and related
  accrued interest                                                 9,356            10,234
Stock released from escrow for purchased technology                                375,000
Value of warrants issued                                                            10,500
Non-cash interest expense related to convertible notes
  recorded to additional paid-in capital                              --           624,678
                                                             -----------       -----------
Balance November 30, 1997                                     33,451,838       $13,991,763
                                                             ===========       ===========

A total of 5,000,000 shares of the Company's outstanding common stock was issued as a contingent cost of the Company's acquisition of its ShBoom Technology. During the six months ended November 30, 1997, 500,000 shares were released from escrow and 4,500,000 shares remain subject to an escrow arrangement. The escrowed shares are releasable from escrow at the rate of 500,000 shares for each $500,000 of revenues earned by the Company and upon the occurrence of certain defined major corporate events. These shares are issued and outstanding and carry all shareholder rights. Any of the escrowed shares not released prior to May 31, 1999 are to be returned to the Company and canceled. The 4,500,000 shares are excluded from the calculation of weighted average number of common shares outstanding for the computation of (loss) per share until the release conditions are met.

At November 30, 1997, the Company had 215,000 options outstanding pursuant to its 1992 ISO Stock Option Plan exercisable at prices ranging from $0.50 to $2.30 per share expiring beginning 1997 through 2001. The Company had 611,753 options outstanding pursuant to its 1992 NSO Stock Option Plan exercisable at prices ranging from $0.18 to $2.30 per share expiring beginning 1998 through 2002. The Company also had 3,221,817 options outstanding pursuant to its 1996 Stock Option Plan exercisable at $0.18 to $2.30 per share expiring beginning in 1999 through 2002. Some of the options described in this paragraph are not presently exercisable and are subject to meeting vesting criteria.

As of October 1, 1995 the Board of Directors adopted the 1995 Employee Stock Compensation Plan providing for the issuance of up to 250,000 common shares to Employees, as defined. Executive officers and directors are not eligible under the Plan. Through November 30, 1997 the Company had issued 217,600 common shares pursuant to the plan.

At November 30, 1997 the Company had warrants outstanding exercisable into 1,047,600 common shares at exercise prices ranging from $1.50 to $7.50 per share expiring beginning in 1999 through 2002.


7.  5% CONVERTIBLE TERM DEBENTURES

In June, 1997 the Company issued to a limited number of investors for cash an aggregate of $2,000,000 of unsecured 5% Convertible Term Debentures due June 2, 1999 ("Debentures") and Stock Purchase Warrants ("Warrants") with a right to purchase an aggregate 611,733 shares of common stock, par value $.00001 per share, at an exercise price of $1.69125 and in November, 1997 the Company issued to the same investors for cash an aggregate of $1,000,000 of

Debentures due June 2, 1999 and Warrants with a right to purchase an aggregate 305,867 shares of common stock, par value $.00001 per share, at an exercise price of $1.50. The principal and interest amount of each Debenture may, at the election of the holder, be converted in whole or in part and from time to time into fully paid and nonassessable shares of common stock, $.00001 par value, of the Company, at a price which is the lower of (i) $1.1646 per share or (ii) depending on the number of days the Debentures have been held after the funding date, from 75% to 91% of the average of the closing bid prices for the common stock for the ten consecutive trading days ending on the trading day

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

immediately preceding such conversion date. If the Debentures have not been converted into common shares of the Company by June 2, 1999, under certain conditions the Debentures will automatically be converted into shares of the common stock of the Company.

As of November 30, 1997, $10,000 of the Debentures and the accrued interest thereon had been converted into 9,356 common shares of the Company.

Convertible debt instruments which are convertible at a discount to market are accounted for by treating such discount as additional interest expense. The Company computed the amount of the discount based on the difference between the conversion price and fair value of the underlying common stock on the dates the Debentures were issued. The Company recorded $624,678 of additional paid-in capital for the discount related to the embedded interest in the Debentures. Of this amount, $244,203 has been expensed during the second fiscal quarter ended November 30 ,1997 under the caption "Non-cash interest expense related to convertible notes."

8.  EXTRAORDINARY INCOME

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996

Net sales. Total net sales for the second quarter of fiscal 1998 decreased 14.9% to $408,856 from $480,433 for the second quarter of fiscal 1997. This decrease was due primarily to a reduction in engineering design revenue and a general reduction in the shipment of the Company's older communication products. Net sales for both periods were derived from shipments of the Company's communication product line.

Cost of sales. Cost of sales as a percentage of net sales was slightly lower at 44.9% for the second quarter of fiscal 1998 compared to 45.4% for the corresponding quarter of the previous fiscal year.

Research and development expenses increased by 29.2% from $350,255 for the second fiscal quarter of 1997 to $452,489 for the second fiscal quarter of 1998. This increase was due to an increase in licensed software support and update fees.

Selling, general and administrative expenses increased by 75.2% from $405,411 for the second quarter of fiscal 1997 to $710,246 for the second quarter of fiscal 1998. This increase was due primarily to the compensation costs related to the release from escrow of 500,000 shares of common stock as discussed in
Note 4.

Amortization of purchased ShBoom technology was $163,160 for the second fiscal quarter of 1997. The technology was totally amortized during fiscal year 1997 and, accordingly, there was no corresponding expense for the second quarter of fiscal year 1998.

Other income (expense) was significantly higher for the second quarter of fiscal 1998 as a result of the non-cash interest related to discounted notes discussed in Note 7 to the consolidated financial statements and the interest on the same notes.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996

Net sales. Total net sales for the first six months of fiscal 1998 were substantially the same, $887,020, compared to the corresponding period of fiscal 1997, $892,029. Net sales for both periods were derived from the Company's communication and radar/antenna product lines.

Cost of sales. Cost of sales as a percentage of net sales increased to 49.2% for the first six months of fiscal 1998 compared to 41.9% for the corresponding period of fiscal 1997. This increase was due primarily to engineering design and license income, revenue items with little or no associated cost of sales, having a favorable impact on the cost of sales percentage during the first six months of fiscal 1997.

Research and development expenses increased by 12.5% from $733,061 for the first six months of 1997 to $824,761 for the first six months of fiscal 1998. This increase was due to an increase in licensed software support and update fees.

Selling, general and administrative expenses increased by 104.3% from $666,652 for the first six months of fiscal 1997 to $1,361,865 for the first six months of fiscal 1998. This increase was due primarily to the costs related two financings accumulating $3,000,000, an increase in personnel costs related to the Company's addition of two executives, one marketing and one financial, the compensation costs related to the release from escrow of 500,000 shares of common stock as discussed in Note 4, and the increase in marketing costs related to introducing the Company's products to the marketplace.

Amortization of purchased ShBoom technology was $326,319 for the first six months of fiscal 1997. The technology was totally amortized during fiscal year 1997 and, accordingly, there was no corresponding expense for the comparable period of fiscal year 1998.

Other income (expense) was significantly higher for the first six months of fiscal 1998 as a result of the non-cash interest related to discounted notes discussed in Note 7 to the consolidated financial statements and the interest on the same notes.

An extraordinary income item of $1,779,457 was included in the first six months of fiscal 1997. This item was the result of the discharge of debts by Metacomp in July, 1996 as a result of their successful completion of their Chapter 11 case.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 1997, working capital was $2,324,838 and cash and cash equivalents totaled $1,749,715. The Company has funded its operations primarily through the issuance of securities. The cash and cash equivalents increased $1,272,040 during the six months ended November 30 ,1997. The net cash used in operating activities of $1,637,337 and additions to property and equipment of $302,860 was offset by a new issuance of convertible debt in the amount of $3,000,000.

The Company's liquidity for the next twelve months is anticipated to be supplemented by introducing to market and commencing sales and licensing of the ShBoom, the technology used in the PSC1000 family of microprocessor computer chips, designing future generations of communication product technologies, exploiting the radar and antenna technology and by expanding the marketing of communication products.

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

Based on the current fiscal year's rate of cash operating expenditures and current plans, management anticipates additional cash requirements for the next twelve months will be met from improved product sales or the sale or licensing of certain of the Company's technologies. There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would therefore have a material adverse effect on the Company's business. Further there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on existing shareholders of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

The Financial Accounting Standards Board has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owner and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of the standard.

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

The Company's primary focus for the radar and antenna technology segment continues to be to pursue various government agencies and commercial entities to fund additional development efforts to establish business partnerships that will enable the Company to commercialize this technology. The Company recently completed a development contract and has commenced work on a research contract with the Navy to demonstrate characterization of the gas antenna.

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

The Company acquired its ShBoom technology pursuant to a chain of agreements and there is uncertainty regarding royalty payments, if any, and indemnification from prior parties. The Company does not believe it is obligated to pay any royalties on aspects of the ShBoom technology specified in prior agreements between nanoTronics Corporation and previous inventors. The Company believes, should there be royalties due to previous inventors, that the obligation is that of nanoTronics. The Company has been informed by nanoTronics that an offer to the inventor to resolve these uncertainties has been rejected. However, the Company could become subject to unindemnified claims relating to any failure by nanoTronics to pay such royalties, if due.

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


PART II.       OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's fiscal 1997 Annual Meeting of Shareholders held on December 4, 1997, the following members, constituting all the members, were elected to the Board of Directors: Elwood G. Norris, Robert Putnam, Donald R. Bernier, Richard
D. McDaniel, Michael A. Carenzo, Norman J. Dawson and Helmut Falk Jr.

The following proposals were approved at the Company's Annual Meeting of
Shareholders:

1.  Proposal to amend the 1996 Stock Option Plan

                Votes For          Votes Against                 Votes Abstaining
                ---------          -------------                 ----------------
               19,945,071            1,145,494                        105,780

2.   Appointment of BDO Seidman, LLP as Independent Auditors of the Company

                Votes For          Votes Against                 Votes Abstaining
                ---------          -------------                 ----------------
               31,311,147             108,634                        233,499

3.  Election of  Directors

             Director                  Votes For           Votes Withheld
             --------                  ---------           --------------
             Elwood G. Norris          31,545,530          104,750

             Robert Putman             31,631,280           19,000

             Donald Bernier            31,636,780           13,500

             Richard D. McDaniel       31,649,280            1,000

             Michael A. Carenzo        31,646,280            4,000

             Norman J. Dawson          31,637,280           13,000

             Helmut Falk Jr            31,473,280          177,000

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - NONE

(b) Reports on Form 8-K - NONE







                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PATRIOT SCIENTIFIC CORPORATION


Date: January 13, 1998                By:        /s/ LOWELL W. GIFFHORN
                                                -----------------------
                                                Chief Financial Officer

                                                (Principal Financial and
                                                Accounting Officer and duly
                                                authorized to sign on behalf
                                                of the Registrant)