Form 10QSB
period 1998-02-28
PATRIOT SCIENTIFIC CORP
filed 1998-04-07
CIK 836564

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended February 28, 1998

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

                                 (619) 674-5000
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                           37,146,366
-------------------------------                           ----------
          (Class)                                (Outstanding at April 3, 1998)

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                         PATRIOT SCIENTIFIC CORPORATION
                                      INDEX


                                                                                       Page
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements:

               Consolidated Balance Sheets as of February 28, 1998 (unaudited)
                 and May 31, 1997                                                      3

               Consolidated Statements of Operations for the nine months and three
                 months ended February 28, 1998 and 1997 (unaudited)                   4

               Consolidated Statements of Cash Flows for the nine months ended
                 February 28, 1998 and 1997 (unaudited)                                5

               Notes to Consolidated Financial Statements                              6-9

        Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                             10


PART II. OTHER INFORMATION                                                             14

        Item 1. Legal Proceedings                                                      *
        Item 2. Changes in Securities                                                  *
        Item 3. Defaults upon Senior Securities                                        *
        Item 4. Submission of Matters to a Vote of Security Holders                    *
        Item 5. Other Information                                                      *
        Item 6. Exhibits and Reports on Form 8-K                                       14


SIGNATURES                                                                             14


        *  No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         PATRIOT SCIENTIFIC CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 February 28,           May 31,
                                                                     1998                 1997
                                                                 (Unaudited)
Current Assets
     Cash and cash equivalents                                   $  1,196,644        $    477,675
     Accounts receivable                                              393,807             260,120
     Inventories (Note 4)                                             528,327             529,533
     Prepaid expenses and other                                       171,734              88,353
                                                                 ------------        ------------
       Total current assets                                         2,290,512           1,355,681

Property and equipment - net                                          440,982             380,312
Patents, trademarks, net                                              147,713             193,688
Other                                                                 181,773               6,773
                                                                 ------------        ------------
     Total Assets                                                $  3,060,980        $  1,936,454
                                                                 ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                            $    287,883        $    340,983
     Accrued liabilities                                              178,065             165,236
     Current portion- capital lease obligations                         2,135               2,721
                                                                 ------------        ------------
         Total current liabilities                                    468,083             508,940

Long-term Liabilities
     Capital lease obligations                                          1,917               3,534
     5% Convertible Term Debentures (Note 7)                        1,550,000                  --
                                                                 ------------        ------------
         Total Liabilities                                          2,020,000             512,474

Stockholders' Equity
     Preferred stock $.00001 par value; authorized
       5,000,000 shares;  none outstanding                                 --                  --
     Common stock $.00001 par value; authorized
       60,000,000 shares;  36,414,153 and 33,068,329
       shares issued and outstanding (Note 6)                             365                 331
     Additional paid-in capital (Note 6)                           15,507,480          12,768,487
     Accumulated deficit                                          (14,466,865)        (11,344,838)
                                                                 ------------        ------------
                                                                    1,040,980           1,423,980
                                                                 ------------        ------------
     Total Liabilities and Stockholders' Equity                  $  3,060,980        $  1,936,454
                                                                 ============        ============

                 See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended                         Nine Months Ended
                                                 February 28,                             February 28,
                                       1998                      1997                 1998                 1997


Net sales                              $    253,691         $    485,199         $  1,140,711         $  1,377,228

Cost of sales                               109,430              284,797              546,130              658,868
                                       ------------         ------------         ------------         ------------

Gross profit                                144,261              200,402              594,581              718,360

Operating expenses:
      Research and development              475,214              292,174            1,299,975            1,025,235
      Selling, general and
        administrative                      389,043              397,923            1,750,908            1,064,575
      Amortization                               --              163,136                   --              489,455
                                       ------------         ------------         ------------         ------------
                                            864,257              853,233            3,050,883            2,579,265
                                       ------------         ------------         ------------         ------------

Other income (expenses):
      Interest income                        16,197               11,569               51,313               34,516
      Interest expense                      (32,563)              (2,014)             (92,360)             (31,967)
      Non-cash interest expense
        related to convertible
        debentures (Note 7)                      --             (375,000)            (624,678)            (375,000)
                                       ------------         ------------         ------------         ------------
                                            (16,366)            (365,445)            (665,725)            (372,451)
                                       ------------         ------------         ------------         ------------
Net loss before extraordinary
      item                                 (736,362)          (1,018,276)          (3,122,027)          (2,233,356)

Extraordinary income (Note 8)                    --                   --                   --            1,779,457
                                       ------------         ------------         ------------         ------------

Net loss                               $   (736,362)        $ (1,018,276)        $ (3,122,027)        $   (453,899)
                                       ============         ============         ============         ============

Basic loss per common share:
      Before extraordinary item        $      (0.02)        $      (0.04)        $      (0.10)        $      (0.08)
      Extraordinary item                         --                   --                   --                 0.06
                                       ------------         ------------         ------------         ------------
Basic loss per common share            $      (0.02)        $      (0.04)        $      (0.10)        $      (0.02)
                                       ============         ============         ============         ============

Weighted average number of
  common shares outstanding
  during the period (Note 6)             31,914,153           27,858,329           29,864,424           26,894,897
                                       ============         ============         ============         ============

                 See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                              Nine Months Ended February 28,
                                                                1998                1997
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows from Operating Activities
       Net loss                                             $(3,122,027)        $  (453,899)
       Adjustments to reconcile net loss
         to cash used in operating activities:
           Adjustment for Metacomp Inc. pooling of
             interests from year-end change (Note 3)                 --          (1,741,699)
           Amortization and depreciation                        225,031             623,336
           Stock compensation expense                           375,000              28,927
           Non -cash interest expense related to
               convertible debentures (Note 7)                  624,678             375,000
           Changes in:
              Accounts receivable                              (133,687)            (83,842)
               Inventories                                        1,206              29,097
               Prepaid and other assets                        (212,406)             37,010
               Accounts payable and accrued expenses              8,295            (155,214)

                                                            -----------         -----------
       Net cash used in operating  activities                (2,233,910)         (1,341,284)
                                                            -----------         -----------
Cash Flows from Investing Activities
       Purchase of property and equipment                      (285,701)           (195,885)
                                                            -----------         -----------
         Net cash used in investing activities                 (285,701)           (195,885)
                                                            -----------         -----------
Cash Flows from Financing Activities
       Principal payments on notes payable and
         long-term debt                                          (2,203)           (318,478)
       Value of warrants                                         10,500                  --
       Proceeds from issuance of common stock
         and exercise of common stock warrants
         and options                                            230,283             294,362
       Proceeds from issuance of convertible notes            3,000,000           1,517,015
                                                            -----------         -----------
           Net cash provided by financing activities          3,238,580           1,492,899
                                                            -----------         -----------
Net Increase (Decrease) in Cash                                 718,969             (44,270)
Cash and cash equivalents at
  beginning of period                                           477,675             863,944
                                                            -----------         -----------
Cash and cash equivalents at
  end of period                                             $ 1,196,644         $   819,674
                                                            ===========         ===========

Supplemental Disclosure of Cash Flow Information:
       Convertible debentures and accrued interest
         exchanged for common stock                         $ 1,498,566         $ 1,517,015
                                                            ===========         ===========
       Cash payments for interest                                43,794                  --
                                                            ===========         ===========

                 See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Patriot Scientific Corporation ("the Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended May 31, 1997 and the Company's Form 8Ks dated June 16, 1997 and February 27, 1998.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month and nine month periods are not necessarily indicative of the results that may be expected for the year.

As a result of the business combination discussed below, the Company no longer qualifies as a development stage company. Accordingly, the consolidated statements of operations and statements of cash flows do not include development stage cumulative results.

Income (Loss) Per Share

Through November 30, 1997, the Company followed the provisions of Accounting Principles Board Opinion ("APB") 15, "Earnings Per Share." Effective for the quarter ended February 28, 1998, the Company implemented SFAS No. 128, "Earnings per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. For the three and nine month periods ended February 28, 1998 and 1997, 1,458,570, 1,440,632, 1,458,570 and 1,440,632 dilutive common equivalent shares of common stock were not included in the computation of diluted earnings per share because their effect was anti-dilutive. All prior period earnings per share data has been restated to reflect the requirements of SFAS No. 128.

2.  NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owner and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

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

4. INVENTORIES

Inventories are stated at cost ( determined primarily by the weighted average cost method which approximates cost on a first-in, first-out basis) not in excess of market value.

Inventories at February 28, 1998 and May 31, 1997, consist of the following:

                 February 28, 1998    May 31, 1997

Raw material           $316,711        $344,334
Work in process         112,714
                                         90,086
Finished goods           98,902          95,113
                       --------        --------
                       $528,327        $529,533
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

During the nine months ended February 28, 1998, 500,000 shares were released from escrow and $375,000 was charged to compensation costs.

Purchased technology at a cost of $1,837,000 relating to the Company's ShBoom Technology was amortized over its estimated useful life of three years. Amortization expense of $163,136 and $489,455 was recorded related to this technology for the three months and nine months ended February 28, 1997, respectively.

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


6. STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the nine months ended February 28, 1998:

                                                                      Common
                                                                       Shares            Dollars
Balance June 1, 1997                                                33,068,329        $12,768,818
Exercise of stock options                                              449,153            230,183
Stock issued for conversion of debentures and related
  accrued interest                                                   2,896,671          1,498,566
Stock released from escrow for purchased technology                                       375,000
Value of warrants issued                                                                   10,500
Non-cash interest expense related to convertible debentures
  recorded to additional paid-in capital                                    --            624,678
                                                                   -----------        -----------
Balance February 28, 1998                                           36,414,153        $15,507,845
                                                                   ===========        ===========

A total of 5,000,000 shares of the Company's outstanding common stock was issued as a contingent cost of the Company's acquisition of its ShBoom Technology. During the nine months ended February 28, 1998, 500,000 shares were released from escrow and 4,500,000 shares remain subject to an escrow arrangement. The escrowed shares are releasable from escrow at the rate of 500,000 shares for each $500,000 of revenues earned by the Company and upon the occurrence of certain defined major corporate events. These shares are issued and outstanding and carry all shareholder rights. Any of the escrowed shares not released prior to May 31, 1999 are to be returned to the Company and canceled. The 4,500,000 shares are excluded from the calculation of weighted average number of common shares outstanding for the computation of loss per share until the release conditions are met.

At February 28, 1998, the Company had 165,000 options outstanding pursuant to its 1992 ISO Stock Option Plan exercisable at prices ranging from $0.50 to $2.30 per share expiring beginning 1998 through 2001. The Company had 511,753 options outstanding pursuant to its 1992 NSO Stock Option Plan exercisable at prices ranging from $0.18 to $2.30 per share expiring beginning 1998 through 2002. The Company also had 3,471,817 options outstanding pursuant to its 1996 Stock Option Plan exercisable at $0.18 to $2.30 per share expiring beginning in 1999 through 2002. Some of the options described in this paragraph are not presently exercisable and are subject to meeting vesting criteria.

As of October 1, 1995 the Board of Directors adopted the 1995 Employee Stock Compensation Plan providing for the issuance of up to 250,000 common shares to Employees, as defined. Executive officers and directors are not eligible under the Plan. Through February 28, 1998 the Company had issued 217,600 common shares pursuant to the plan.

At February 28, 1998 the Company had warrants outstanding exercisable into 1,047,600 common shares at exercise prices ranging from $1.50 to $7.50 per share expiring beginning in 1999 through 2002.


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

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

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

As of February 28, 1998, $1,450,000 of the Debentures and the accrued interest thereon, $48,566, had been converted into 2,896,671 common shares of the Company.

Convertible debt instruments which are convertible at a discount to market are accounted for by treating such discount as additional interest expense. The Company computed the amount of the discount based on the difference between the conversion price and fair value of the underlying common stock on the dates the Debentures were issued. The Company recorded $624,678 of additional paid-in capital for the discount related to the embedded interest in the Debentures during the first nine months of the current fiscal year. The same amount, $624,678, was expensed during the first nine months of the current fiscal year and is included in the nine months results ended February 28, 1998 under the caption "Non-cash interest expense related to convertible debentures."

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997

Net sales. Total net sales for the third quarter of fiscal 1998 decreased 47.7% to $253,691 from $485,199 for the third quarter of fiscal 1997. This decrease was due to a reduction in the shipment of the Company's older communication products as a result of anticipated orders slipping into the next fiscal quarter. Favorable bookings, in excess of $500,000 for the month of March, 1998, should enable a return to previous year fiscal period levels. Net sales for the current fiscal period were derived from shipments of the Company's communication, microprocessor and radar/antenna product lines.

Cost of sales. Cost of sales as a percentage of net sales was 43.1% for the third quarter of fiscal 1998 compared to 58.7% for the corresponding quarter of the previous fiscal year. This reduction in the cost of sales percentage was due to royalties and research billings, revenue items with little or no associated cost of sales, having a favorable impact on the cost of sales percentage for the current fiscal period.

Research and development expenses increased by 62.6% from $292,174 for the third fiscal quarter of 1997 to $475,214 for the third fiscal quarter of 1998. This increase was due to an increase in licensed software support and update fees and development and fabrication expenses on the microprocessor.

Selling, general and administrative expenses decreased slightly from $397,923 for the third quarter of fiscal 1997 to $389,043 for the third quarter of fiscal 1998.

Amortization of purchased ShBoom technology was $163,136 for the third fiscal quarter of 1997. The technology was totally amortized during fiscal year 1997 and, accordingly, there was no corresponding expense for the third quarter of fiscal year 1998.

Other income (expense) was significantly lower for the third quarter of fiscal 1998 as a result of the 1997 third fiscal quarter non-cash interest related to discounted notes discussed in Note 7 to the consolidated financial statements and the interest on the same notes.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1997

Net sales. Total net sales for the first nine months of fiscal 1998 were 17.2% lower, $1,140,711, compared to the corresponding period of fiscal 1997, $1,377,228. This reduction in net sales was a result of the slippage in bookings discussed above. Net sales for the current fiscal period were derived from the Company's communication, microprocessor and radar/antenna product lines.

Cost of sales. Cost of sales as a percentage of net sales was 47.9% for the first nine months of fiscal 1998 compared to 47.8% for the corresponding period of fiscal 1997.

Research and development expenses increased by 26.8% from $1,025,235 for the first nine months of 1997 to $1,299,975 for the first nine months of fiscal 1998. This increase was due to an increase in licensed software support and update fees.

Selling, general and administrative expenses increased by 64.5% from $1,064,575 for the first nine months of fiscal 1997 to $1,750,908 for the first nine months of fiscal 1998. This increase was due primarily to the costs related two financings accumulating $3,000,000, an increase in personnel costs related to the Company's addition of two executives, one marketing and one financial, the compensation costs related to the release from escrow of 500,000 shares of common stock as discussed in Note 4, and the increase in marketing costs related to introducing the Company's products to the marketplace.

Amortization of purchased ShBoom technology was $489,455 for the first nine months of fiscal 1997. The technology was totally amortized during fiscal year 1997 and, accordingly, there was no corresponding expense for the comparable period of fiscal year 1998.

Other income (expense) was significantly higher for the first nine months of fiscal 1998 as a result of the non-cash interest related to discounted notes discussed in Note 7 to the consolidated financial statements and the interest on the same notes.

An extraordinary income item of $1,779,457 was included in the first nine months of fiscal 1997. This item was the result of the discharge of debts by Metacomp in July, 1996 as a result of their successful completion of their Chapter 11 case.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1998, working capital was $1,822,429 and cash and cash equivalents totaled $1,196,644. The Company has funded its operations primarily through the issuance of securities. The cash and cash equivalents increased $718,969 during the nine months ended February 28, 1998. The net cash used in operating activities of $2,233,910 and additions to property and equipment of $285,701 was offset by a new issuance of convertible debt in the amount of $3,000,000.

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

Based on the current fiscal year's rate of cash operating expenditures and current plans, management anticipates additional cash requirements for the next twelve months will be met from debt or equity financings, improved product sales or the sale or licensing of certain of the Company's technologies. There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would therefore have a material adverse effect on the Company's business. Further there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on existing shareholders of the Company.




NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owner and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for

Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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


In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

Year 2000 Compliance

The Company, like most owners of computer software, will be required to modify significant portions of its software so that it will function properly in the year 2000. Preliminary estimates of the total costs to be incurred by the Company to resolve this problem range from $20,000 to $30,000. Since the Company mainly uses third party "off-the-shelf" software, it does not anticipate a problem in resolving the 2000 problem in a timely manner. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

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

The microprocessor continues to be the Company's primary development focus. The Company is currently shipping a 0.5 micron version of the PSC1000 that has increased processing speed and performance over an earlier version. The Company is currently developing a 0.35 micron version of the PSC1000 which will further increase the processing speed and performance. Shipments of the 0.35 micron version are anticipated during the third calendar quarter of 1998. In addition, the Company is running the Sun Microsystems's Java OS on the PSC1000. The PSC1000 is expected to execute Java very efficiently, and to be the price/performance leader in the Java processor marketplace. This enhancement is expected to increase potential market opportunities in areas such as TV set top boxes, smart phones, PDAs, network computers, and other Internet related products.

The Company's primary focus for the radar and antenna technology segment continues to be various government agencies and commercial entities to fund additional development efforts and to establish business partnerships that will enable the Company to commercialize this technology. The Company has completed one development contract and has commenced work on a research contract with the Navy to demonstrate characterization of the gas antenna.

The Company is focusing its sales efforts on original equipment manufacturers, system integrators, and Internet service providers for both the microprocessor and communication segments. In addition, the Company anticipates using the microprocessor in existing and future products developed in all three product segments.

The Company has retained the services of an investment bank to assist the Company in identifying strategic partnerships for the Company's products.

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

The Company acquired the basic ShBoom technology from nanoTronics Corporation in return for 10,000,000 shares of the Company's common stock in 1994. The Company does not believe it is obligated to pay any royalties on aspects of the ShBoom technology specified in prior agreements between nanoTronics Corporation and a previous inventor. The Company believes, should there be royalties due to the previous inventor, that the obligation is that of nanoTronics.

The Company has been informed by nanoTronics that a tender of a part of the consideration paid by the Company to nanoTronics for the basic ShBoom technology has initially been rejected by the inventor and that the inventor has proposed that he is entitled to royalties and that the basic technology be returned by nanoTronics and licensed back to the Company. The Company believes the inventors claims are without merit and frivolous. nanoTronics has rejected this proposal; and the Company and nanoTronics are continuing discussions with the inventor in an effort to resolve these issues. However, if it is ultimately determined that the inventor is entitled to royalties, the Company could be subject to indemnification claims by nanoTronics of up to $1,250,000 pursuant to its agreement with nanoTronics.

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


PART II.       OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - NONE

(b) Reports on Form 8-K

        A Report on Form 8-K was filed on February 27, 1998 related to a change in the President and Chief Executive Officer of the Company effective March 31, 1998.







                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PATRIOT SCIENTIFIC CORPORATION


Date: April 7, 1998                         By:     /s/ LOWELL W. GIFFHORN
                                                   -----------------------
                                                   Chief Financial Officer

                                                   (Principal Financial and
                                                   Accounting Officer and duly
                                                   authorized to sign on behalf
                                                   of the Registrant)