Form 10KSB40
period 1998-05-31
PATRIOT SCIENTIFIC CORP
filed 1998-08-19
CIK 836564

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]                 ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31, 1998



[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to _______________



                         Commission File Number 0-22182

                         PATRIOT SCIENTIFIC CORPORATION
                 (Name of small business issuer in its charter)

                 Delaware                           84-1070278
                 --------                           ----------
      (State or other jurisdiction of       (I.R.S. Empl. Ident. No.)
       incorporation or organization)

10989 Via Frontera, San Diego, California              92127
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

Check whether the issuer (1 ) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $1,902,874

The aggregate market value of the voting stock held by non-affiliates of the registrant on August 14, 1998 was $10,988,978 based on a closing bid price of $0.47 as reported on the OTC Electronic Bulletin Board system.

At August 14, 1998, 38,248,110 shares of common stock, par value $.00001 per share (the registrant's only class of voting stock) were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
                                     PART I
ITEM 1.        Description of Business                                                 6
ITEM 2.        Description of Property                                                19
ITEM 3.        Legal Proceedings                                                      19
ITEM 4.        Submission of Matters to a Vote of Security Holders                    19

                                     PART II
ITEM 5.        Market for Common Equity and Related
                 Stockholder Matters                                                  19
ITEM 6.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                  19
ITEM 7.        Financial Statements                                                   22
ITEM 8.        Changes in and Disagreement with Accountants on
                 Accounting and Financial Disclosure                                  22

                                    PART III
ITEM 9.        Directors, Executive Officers, Promoters and Control Persons;
                 Compliance With Section 16(a) of the Exchange Act                    22
ITEM 10.       Executive Compensation                                                 26
ITEM 11.       Security Ownership of Certain Beneficial Owners and Management         29
ITEM 12.       Certain Relationships and Related Transactions                         31

ITEM 13.       Exhibits and Reports on Form 8-K                                       33

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, and the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all of such forward-looking statements. The forward-looking statements in this Report reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the absence of significant revenues, a history of losses, no assurance that technology can be completed or that its completion might be delayed, significant competition, the uncertainty of patent and proprietary rights, the uncertainty as to royalty payments and indemnification risks, possible adverse effects of future sales of shares on the market, trading risks of low-priced stocks and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.


                           GLOSSARY OF TECHNICAL TERMS

ASIC (Application Specific Integrated Circuit) - a microprocessor built to meet the specific application of one customer, requiring large volumes to recover the high development costs.

ASSP (Application Specific Standard Product) - a microprocessor designed for a particular market application rather than a single customer, e.g. a keyboard controller that can be used by many customers.

AT - THE first IBM computer that had a 16 bit computer data bus (connectors for communication cards).

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

INTERNET COMPUTER - a portable computer-based device specifically designed to access the Internet or the World Wide Web. Also referred to as an Internet Terminal, Teleputer, Web Terminal, Net Computer, Internet PC, Internet Appliance, Browser Box, Internet Box and similar names. A number of companies have announced the introduction of such portable devices. Many of these devices are expected to utilize Java.

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

PRI - (Primary Rate Interface) - A variation of T1 that consists of 23 B channels and 1 D channel. The B channels are used to carry data and the D channel is used for controls. Each B channel has a data rate capacity of 64 kilo bits per second.

PROPRIETARY - means that the Company is the sole owner of the technology and has the sole right to economically exploit the technology.

PSC1000 - The Company's first proprietary RISC-based 32-bit microprocessor that is based on the ShBoom technology and architecture and is integrated on a single microprocessor using a 0.35 micron silicon manufacturing process. The ShBoom technology or architecture describes the broad technology that can be incorporated in a number of microprocessors of different configurations and silicon manufacturing processes.

PCI - A newer faster BUS that supports 32 or 64 data bit transfers.

REGISTER - a directly addressable location for storing data within a computer.
     Most microprocessors are register based. Also see Stack/Register Architecture.

RISC (Reduced Instruction Set Computer) - a computer whose instructions are much simpler than Complex Instruction Set Computers (CISC). These, and other architectural differences, allow RISC instructions to execute at a faster rate and thus provide higher performance than a similar technology CISC machine.

SEMICONDUCTOR - a substance, such as silicon, on which many transistors and the connections between them are fabricated as an integrated circuit. The term "Semiconductors" is often more broadly defined as integrated circuits.

SHBOOM - The Company's tradename for its proprietary RISC-based 32-bit microprocessor (CPU) technology and/or architecture.

STACK - A group of storage locations within a computer, maintained in sequence, accessible for data retrieval primarily from the top of the stack. The limited accessibility of stacks simplify computer algorithms by reducing the amount of information that must be kept to find a given piece of information -- all data is located relative to the top of the stack. Stack-based or stack-oriented has an advantage in certain applications over the vast majority of computers that are register-based designs.

STACK/REGISTER ARCHITECTURE - The combined stack/register architecture employed by the ShBoom is primarily stack-based but offers some design benefits of register-based architectures.

SUB-MICRON - silicon microprocessor design using transistors smaller than 1.0 micron. The smaller the transistor size, the more functionality can be contained on a microprocessor of a given physical dimension The PSC1000 is currently designed in 0.35 micron geometry and the ShBoom technology is designed to accommodate smaller micron geometry.

T1 - A telephone service which carries digital signals between the customer and the central office at 1.544 megahertz speeds.

TRANSISTOR - a small electronic device containing a semiconductor. It is the lowest level element in an integrated circuit that switches the flow of electricity "on" or "off."

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

        The Company is engaged in the development and marketing of patented microprocessor technology and high speed data communication products. The Company also owns and is developing innovative radar and antenna technology. The Company's strategy is to exploit its technologies through product sales, licensing, strategic alliances or government contracting.

        In 1997, the Company emerged from the development stage primarily as a result of the acquisition of Metacomp Inc. ("Metacomp") as discussed further below under the caption "Background." There can be no assurance the Company can achieve profitable operations, and the Company may need additional financial resources during the next twelve months.

BACKGROUND

        In February of 1989, the Company completed its initial public offering pursuant to a Registration Statement on Form S-18 under the Securities Act of 1933 (the "Act"), raising gross proceeds of $50,000 and net proceeds of approximately $28,640 upon the sale of 2,500,000 units at $.02 per unit. Each unit sold in the public offering consisted of one Common Share and one Class A common stock purchase warrant exercisable to acquire one share of common stock and one Class B common stock purchase warrant. All Class A and Class B warrants have since been exercised or have lapsed.

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

        Effective May 31, 1994, pursuant to an Assets Purchase Agreement and Plan of Reorganization ("nanoTronics Agreement") between the Company, nanoTronics Corporation ("nanoTronics") located in Eagle Point, Oregon and Helmut Falk ("Falk"), the Company issued a total of 10,000,000 restricted common shares to nanoTronics to acquire certain microprocessor technology of nanoTronics. The technology acquired ("ShBoom technology") is being used to develop a sophisticated yet low cost microprocessor. 5,000,000 of the shares were issued on a non-contingent basis, and the remaining 5,000,000 shares were subject to the terms of an earnout escrow arrangement of which 500,000 shares have been released from escrow as of May 31, 1998. See "Business."

        Effective December 26, 1996, pursuant to an exchange offer and letter of transmittal, the Company acquired 96.9% of the outstanding shares of Metacomp, a California corporation, from 56 shareholders in exchange for the issuance of 1,272,068 shares of the Company's common stock. Based on the closing price of the Company's common stock of $1.375 on the date of the acquisition, the price of the acquisition was $1,749,094. This business combination was accounted for as a pooling-of-interests. Sixteen persons who held an aggregate of 1,059,574 common shares issued in the Metacomp acquisition, agreed to a lock-up arrangement limiting sales by each holder to 5% of their shares per month through December 1998.

                                    BUSINESS

ORGANIZATION AND CORPORATE DEVELOPMENT

        The Company's business is managed as three major technologies/divisions
(1) PSC1000 microprocessor technology, (2) high-speed data communications and
(3) radar and antennae technology. The Company anticipates that the PSC1000 family of microprocessors will benefit the radar and antennae technology and the high-speed data communications division, in that the PSC1000 microprocessor may provide a low-cost, high performance alternative to existing microprocessors. Due to the Company's small size and staffing overlaps among the divisions, certain personnel work on more than one of the technologies from time to time. As a result of the business combination with Metacomp and initial revenue from the sale of microprocessors, the Company is no longer a development stage company.

        During fiscal years 1998 and 1997, the Company focused the majority of its efforts on the PSC1000 and high-speed data communications technologies. The PSC1000 technology and the Company's initial microprocessors, the PSC1000 family, are targeted for the embedded controller and Java language processor marketplaces.

        In reviewing markets for the PSC1000 technology, the Company identified within the communications markets a possible opportunity for its ISDN product. During fiscal 1995, the Company initiated the development of a computer compatible plug-in card allowing high-speed, cost-effective digital ISDN access to the Internet and other networks. This product, the CyberShark high-speed data modem, is being marketed to Internet providers, distributors, value-added resellers and original equipment manufacturers and has been integrated with Metacomp's high speed data communication products.

        In 1994, during the course of the Company's GPR development, the Company identified certain antenna technology employing ionized gas as the conducting element. The Company has obtained two government contracts to evaluate and characterize the gas antenna technology. Management believes this technology could have applications in commercial as well as military communications and radar. However, the Company has no present plans to devote significant resources to this technology other than from outside funding.

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

        Use of the Internet has grown rapidly since its commercialization in the early 1990's, impacting computer hardware, software and peripheral industries. The rapid growth in popularity of the Internet is in part due to continuing penetration of computers and modems into U.S. households, growth of the informational, entertainment and commercial applications and resources of the Internet and the growing awareness of such resources among individuals, and increasing availability of user-friendly navigational and utility tools which enable easier access to the Internet's resources.

        The growth of the Internet and corporate Intranets is creating a demand for hardware, software and peripherals. The large and growing number of users connecting to the Internet is creating a demand for traditional analog and ISDN digital modems, such as the Company's CyberShark, and other high speed data communication devices. New software, such as Java, is emerging to serve the requirements of Internet users.

        The Java programming language was originally developed for personal digital assistant devices (PDA's) and television set top boxes. It was formally announced as an object-oriented language for the Internet in May 1995 by Sun Microsystems Inc. It was launched on the Internet through the free offer of a Java programming software developer's kit and Java related browser, a form of Internet software interface. A large number of major computer, software, browser and on-line service provider companies have licensed the Java language. Accordingly, although no assurance can be given, Java appears to be emerging as the fundamental platform for distributed, network-centric applications. There is a growing list of Java applications, or applets, now available on the Internet that not only enhance Web pages but also perform many functions of traditional computer software programs. The Company's PSC1000 technology lends itself to potential acceptance in this market.

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

        Since Java is designed to run on multiple types of devices and operating systems, it allows developers to write a program once for many types of operating systems, instead of having to write new versions for each type. Java does this by interpreting a program's commands into something a particular type of computer can understand. This interpretive design runs programs slower than if they were tailored for each type of computer and is resulting in a need for specialized microprocessors and compilers to increase Java's speed.

        The growth of Java is causing a number of companies to consider it as a basis for a new style of computing tailored to the Internet and not encumbered by the limitations of, or requiring, traditional operating systems (such as Microsoft DOS or Windows, UNIX or Macintosh). The concept is to design inexpensive access devices to communicate via the Internet. Public announcements of such devices have been made by major companies such as Oracle and Sun Microsystems Inc. There can be no assurance that any such devices will become successful or that any will use the PSC1000 technology in the future.

SHBOOM MICROPROCESSOR TECHNOLOGY

        GENERAL BACKGROUND. nanoTronics Corporation was formed in 1991 and acquired the ShBoom technology, a base technology for an advanced microprocessor integrated on a single chip. nanoTronics subsequently engaged in substantial technical development and fabricated a first-generation microprocessor in early 1994.

        Since the acquisition of the ShBoom technology from nanoTronics, effective May 31, 1994, the Company has been engaged in correcting errors in the microprocessor design, adding additional technical features to further modernize the design, and improving and testing the new design. The Company obtained the first run of prototype microprocessors in late May 1996, a 0.8 micron microprocessor. The next generation of the PSC1000 family was a 0.5 micron microprocessor that was delivered in September 1997. The 0.5 micron microprocessor is being employed in demonstrations for prospective customers and is currently being shipped to customers as an embedded microprocessor. A 0.35 micron production microprocessor will be available for sale featuring a reduced size and improved performance. Future enhancements and generations or modifications of microprocessors employing the ShBoom technology and architecture are contemplated by the Company.

        INDUSTRY BACKGROUND. The semiconductor logic market has three major sectors: (1) Standard Logic Products, (2) Application Specific Standard Products (ASSPs), and (3) Application Specific Integrated Circuit (ASICs). Standard logic products, such as the Intel 80X86 and Motorola 680X0 microprocessor families, are neither application nor customer specific. They are intended to be utilized by a large group of systems designers for a broad range of applications. Because they are designed to be used in a broad array of applications, they may not be cost effective for specific applications. ASICs are designed to meet the specific application of one customer. While cost effective for that application, ASICs require large sales volumes of that application to recover their development costs. ASSPs are developed for one or more applications but are not generally proprietary to one customer. Examples of ASSP applications include modems, cellular telephones, wireless communications, multimedia applications, facsimile machines and local area networks. The Company's microprocessor is designed to be combined with application-specific software to serve as an embedded control product for the ASSP market sector.

        ASSPs are typically used in embedded control systems by manufacturers to provide an integrated solution for application specific control requirements. Such systems usually contain a microprocessor or microcontroller, logic circuitry, memory and input/output circuitry. Electronic system manufacturers combine one or more of these elements to fit a specific application. The microprocessor provides the intelligence to control the system. The logic circuitry provides functions specific to the end application. The input/output circuitry may also be application specific or an industry standard component. The memory element, if not on the microprocessor, is usually a standard product used to store program instructions and data. In the past, these functions have been executed through multiple integrated circuits assembled on a printed circuit board. The requirements for reduced cost and improved system performance have created market opportunities for semiconductor suppliers to integrate some or all of these elements into a single ASSP microprocessor or chip set, such as the ShBoom-architecture PSC1000 family. The PSC1000 family provides close integration of the microprocessor and input/output function with the logic circuitry, thereby providing an advanced ASSP.

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

        Electronic system designers, driven by competitive market forces, seek semiconductor products with more intelligence, functionality and control that can be used to reduce system costs and improve performance. For these needs, the ShBoom architecture was designed to be a sophisticated 32-bit RISC (reduced instruction set computer) microprocessor with advanced features, including the most commonly needed support logic, but at a low cost; thereby providing improved performance to existing embedded control applications and creating the opportunity for the development of new, cost-effective applications.

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

        The Company's technology is fundamentally different from most other microprocessors because it is stack-oriented, in that the data is stored in groups. The Company's microprocessor further employs certain features of both register and stack designs. The resultant merged stack-register architecture improves program execution for a wide range of embedded applications. The Company's design combines two processors in one highly-integrated package, a microprocessing unit (MPU) for performing conventional processing tasks, and an input-output processor (IOP) for performing input-output functions. The IOP replaces many dedicated peripheral functions supplied with other processors. The microprocessor's design simplifies the manipulation of data. ShBoom's architecture employs instructions that are shrunk from 32-bits to 8-bits. This simplified instruction scheme improves execution speed for computer instructions. The Company's architecture incorporates many on-chip system functions, thus eliminating the requirement of support microprocessors and reducing system cost to users.

        The 0.8 micron microprocessor has been designed to operate at a speed of 50Mhz; the 0.5 micron microprocessor at a speed of 100Mhz; and the 0.35 micron microprocessor at 150 MHz . They are all compatible with a wide range of memory technology from low cost DRAM (dynamic random-access memory) to high speed SRAM (static random access memory). The microprocessors can be packaged in various surface-mount and die-form packaging. There can be no assurance that the designed speed will be achieved with production microprocessors or future versions or that all of the desired functions will perform as anticipated.

        The ShBoom technology is not designed or targeted to compete with high-end processors for use in personal computers. It is targeted for embedded control applications. The Company believes that the above advanced features differentiate the PSC1000 family from other 8-bit to 32-bit microprocessors targeted for embedded control applications. Considering the reduced requirement for support microprocessors, the PSC1000 family is intended to be available at a high volume price that should be price competitive with high-end 8-bit microprocessor and general 16-bit microprocessor systems but with higher performance (speed and functional capability). The PSC1000 family has been designed to allow high-speed and high-yield fabrication using generally available wafer fabrication technology and facilities.

        THE PSC1000 MICROPROCESSOR AS A JAVA PROCESSOR. The Company believes the PSC1000 microprocessor architecture is capable of being a highly efficient and cost-effective Java programming language processor. This is because Java is designed to run on a stack-oriented architecture and the stack-oriented ShBoom architecture is very efficient for executing the virtual stack machine internal to Java. Many Java bytecodes (byte or 8-bit sized operation codes or instructions) require only a single 8-bit PSC1000 family instruction to be executed, providing a performance advantage over other more expensive processors that require six or more 32-bit instructions to do the same task. This is an important advantage for executing Java programs with increased speed and reduced code size enabling lower system memory costs. In addition, the incorporation of many on-chip system functions is expected to allow the PSC1000 family to perform most of the other functions required of an Internet computer device or Java accelerator, thereby eliminating components. Since Internet computers are designed to be inexpensive appliances for Internet access, cost, speed and performance are expected to be key requirements for designers. The Company believes the ShBoom technology can compete favorably on the basis of such requirements, although there can be no assurance the Company can successfully exploit Java related applications or that competitors will not create superior Java processors.

        The Company has ported the Java operating environment to the PSC1000 family, which currently utilizes the C programming language for software support. The Company is a licensee of Sun Microsystems Inc. which enables the Company to develop and distribute products based on Sun's JavaOS Technology. The Company recently exercised an option to license from Sun Microsystems Inc., Personal Java, a platform on which to run Java applications; licensed from Wind River VXWorks, an operating system; and entered into a relationship with Forth Inc. whereby Forth will provide software support and operating system development tools for the Forth Programming language. Successful implementation of this software is expected to produce one of the best price performance microprocessors available in silicon supporting the Java virtual machine and embedded applications. The Company believes that, if the implementation is successfully completed, the PSC1000 family will be competitive with Java microprocessors announced by competitors. However, there can be no assurance of successful implementation of this package of software or of a market for a PSC1000 family Java microprocessor.

        STAGE OF DEVELOPMENT. An initial first-generation production of wafers was fabricated in early 1994 at a contract fabrication facility using 6-inch wafers employing 0.8 micron double-metal CMOS technology. After the May 31, 1994 acquisition, the Company improved the original design, added new features and performed simulations and tests of the improved designs. In October 1995, a run of six wafers of second-generation microprocessors (of the same CMOS technology) were fabricated by a contract fabrication facility. Subsequently, the Company tested the resultant microprocessors, while completing a C computer language compiler and preparing application development tools. The compiler and application development tools are necessary to enable system designers to program the PSC1000 family for specific applications. The Company made corrections to the design from testing the first run and produced an additional run of second-generation microprocessors from existing wafers. Second run microprocessors (the 0.8 micron microprocessor) were received in May 1996. In July 1996, the Company commenced employing these microprocessors in demonstration boards for use by developers and prospective customers and licensees.

        In December 1996, the Company commenced development efforts aimed at producing a 0.5 micron microprocessor based on the PSC1000 technology. A reduction to 0.5 micron double-metal CMOS technology improved operating speed, reduced power requirements, reduced physical size and reduced fabrication cost resulting in improved cost-performance over the 0.8 micron microprocessor and competitors. In May 1998, the Company commenced production run of a 0.35 micron microprocessor that management anticipates will further increase operating speed and cost-performance over the previous generations of the PSC1000 family of microprocessors.

        At each stage of development, microprocessors require extensive testing to ascertain performance limitations and the extent and nature of errors (bugs), if any. When significant limitations or errors are discovered, additional rounds of design modifications and fabrication are required prior to having functional and demonstrable microprocessors for prospective customers and licensees. Although the 0.5 micron microprocessor version has been sent to prospective customers in anticipation of production quantity orders, there can be no assurance that the Company, during its continued testing of these products, will not identify errors requiring additional rounds of design and fabrication prior to commercial production. Additional delays could have an adverse effect on the marketability of the Company's technology and the Company's financial condition.

        The Company has developed marketing materials, product manuals and application development tools for use by prospective licensees and customers. The manuals and tools are necessary to enable system designers to quickly and easily program the PSC1000 family for specific applications.

        Management believes that the PSC1000 family is ready for licensing or sale and that any additional changes encountered in current testing will be minor and can be made during initial production runs of PSC1000 family microprocessors for customers, when and if orders are obtained. Management also believes the ShBoom core technology is ready for licensing for use by others to develop custom multiple function microprocessors. Certain initial licensing discussions and customer demonstrations have commenced. However, there can be no assurance of market acceptance of the PSC1000 family or the Company's ShBoom technology.

        In April 1998 the Company received its first major contract incorporating the PSC1000 microprocessor. The PSC1000 will be used as a main component on a digital video disk (DVD) controller card used in a kiosk application for the travel industry. The value of the contract was in excess of $3 million with deliveries scheduled for fiscal year 1999.

        BUSINESS STRATEGY. The increasing demand for embedded control has made the market for microcontrollers one of the largest segments of the semiconductor logic market. The Company's strategy does not entail competing directly with suppliers who have multiple microprocessors in various market segments, but on identifying certain market niches that would benefit from the advanced features of the ShBoom-architecture embedded microprocessors and its corresponding low system cost.

        Because of the above factors and competitive conditions, management intends to focus the majority of its initial efforts on the Java processor business, a new but highly-competitive field without an established base of microprocessors and for which management believes the ShBoom architecture has certain technical advantages.

        Management believes that the ShBoom architecture is suited for controller applications requiring high-performance and low system cost, such as kiosks, laser printers, dot-matrix printers, video terminals, robotics, motion controllers, industrial controllers, digital communication devices, video games, cable and satellite modems and TV set-top boxes. The Company expects that early licensing of the technology and product applications will focus on embedded control.

        The Company has appointed eight international distributors for foreign markets. The Company has a full-time Vice President of Sales and Marketing to lead marketing of the PSC1000 family.

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

        Subject to the availability of financial and personnel resources, while the Company is commercializing the PSC1000 family and the ShBoom core technology, the Company's strategy is to also design and develop future versions of the microprocessor with more demanding sub-micron technology and with more features. However, the Company's resources are limited, and there can be no assurance the Company will be able to continue microprocessor enhancement.

        Initial fabrications of the 0.8 micron and 0.5 micron processors were performed by contract fabrication facilities. The 0.35 micron microprocessor has been delivered for fabrication to a contract fabrication facility that has agreed to provide production quantities for the Company's customers. There can be no assurance fabrication facilities will be available to produce the PSC1000 family in the future. However, since there are a large number of fabrication facilities with the capability to produce the PSC1000 family of microprocessors, management believes microprocessors can be produced on a contract basis. Industry shortages of fabrication facilities that may exist and are predicted to exist in the future are generally limited to the more demanding architectures. If a shortage of fabrication facilities develop, it could have a material adverse effect on the Company's profitability.

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

        While the Company's strategy is to target high-volume licensees and chip customers requiring more sophisticated but low-cost devices, the Company can still expect significant competition. The Company may also elect to develop embedded control system products utilizing the ShBoom architecture for itself or by contract for other manufacturers.

        The Company expects that the PSC1000 family, if successfully commercialized in the embedded controller market, will compete with a variety of 16/32-bit microprocessors including ARM, MIPS and the PowerPC. As a Java processor, the Company expects its PSC1000 family will compete with a broad range of microprocessors including licensees of Sun Microsystems, Inc.'s PicoJava. These companies have significantly greater resources than the Company.

        A new entrant, such as the Company, is at a competitive disadvantage compared to these and other established producers due to a number of factors, including the lack of product performance experience, lack of experience by customers in using application development systems, no record of technical service and support, and limited marketing and sales capabilities.

HIGH SPEED DATA COMMUNICATIONS

        GENERAL BACKGROUND. Starting in fiscal 1995 the Company initiated the development of a computer compatible plug-in card allowing high-speed, cost-effective digital ISDN access to the Internet and other networks. In December 1996, the Company acquired 96.9% of Metacomp to create a communications division including engineering, assembly, marketing and distribution. The acquisition of Metacomp expanded the product line and added a high-speed data communications revenue and customer base. High-speed data communication revenues accounted for substantially all of the Company's revenues for the fiscal year ended May 31, 1998.

        Metacomp, founded in 1978, is a high technology company that designs, assembles, and sells a wide range of high performance data and telecommunications solutions for wide area networking and high speed data communications requirements.

        The business combination with Metacomp was treated as a pooling-of-interests, and the Metacomp product line was combined with the Company's ISDN product to form the communications division.

        ISDN AND DIGITAL COMMUNICATIONS DESCRIPTION. The Integrated Services Digital Network (ISDN) is a set of digital transmission protocols that virtually all of the world's communications carriers have adopted as a standard. ISDN brings the digital network to the individual user by turning the twisted-pair copper telephone line into a high-speed, high-capacity ISDN line with the capacity for two transmissions (one voice, fax or computer conversations and one data conversation) to happen at the same time. Further, up to eight separate devices (telephones, computers, fax machines, etc.) can be connected to the same ISDN line and each given separate telephone numbers. In many home and business applications, the use of an ISDN line provides dramatically increased speed and, by allowing multiple uses of one line, improved economics over multiple lines. ISDN service is easily connected by local telephone companies.

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

        MAJOR COMMUNICATIONS DIVISION PRODUCTS. The Company has a line of ISDN interface products for high speed, cost effective digital communications through telephone networks.
These products include:

        CyberShark Family
      CyberShark - This low-cost Basic Rate ISDN (BRI) adapter card for ISA bus is targeted to allow small businesses and telecommuters to access corporate networks and the Internet via ISDN. The card includes an analog phone jack that allows the user to connect his existing analog phone or fax machines for simultaneous voice conversation.

      CyberShark/HSET - This BRI adapter card for ISA bus is designed to be used with a headset/handset used by distributed call centers and remote agents. It offers access to the D channel and supports domestic as well as European telco switches. Drivers for Windows/95, Windows/NT, and Linux are available.

      CyberShark/PRI - This Primary Rate ISDN (PRI) adapter card for ISA bus provides intelligent support of up to 23 simultaneous digital connections offered by the 23B+D interface. An optional MVIP Bus interface on board allows easy integration into third-party voice, analog modem, or video codec boards. Other downloadable firmware engines are available to support T1/Fractional-T1, E1 and ETSI PRI services. Drivers for Windows/NT are available.

        FlagShip Family
      FlagShip/PRI-2 - This newest member of the Company's ISDN product family is a dual-span PRI adapter card for PCI bus that supports up to 46 simultaneous digital connections. The MVIP Bus interface is standard. Firmware engines to support T1/Fractional-T1, E1 and ETSI PRI services will be offered. A driver for Windows/NT is available.

      VME Product Line - The Company also offers a line of intelligent high speed communications engines in a VME form factor. Some of our customers for these products include the military as well as large satellite based data communications companies.

      ATcomm2/4 Product Line - The Company also markets an intelligent two or four channel product that is used around the world for high speed data communications.

      Other - The communications division also obtains revenue from providing contract engineering and software development for customers. The Company from time to time is able to retain a proprietary interest in developed products and in such circumstances retains a license/royalty interest.

        The Company's product strategy is to continue to provide data communication solutions through improving current products and introducing new products. The Company has three research and development personnel assigned to high speed data communication product development and enhancement. These activities include customer specific development for OEMs, VARs and others as well as new proprietary product development and enhancement.

        PRODUCTION AND MARKETING STRATEGY. The Company's strategy is to have its high-speed data communication products manufactured on a sub-contract basis with, in some instances, final assembly at the Company's facility. Products are tested and distributed by the Company. An in-house marketing staff manages the marketing of the Company's high-speed data communications products. The Company's telecommunication products and ISDN products (other than CyberShark) are targeted for OEMs, systems integrators, VARs and sophisticated end users.

        COMPETITION. There are a number of ISDN board-level products competitive to CyberShark offered by competitors including NetAccess, ISDN-tek, Inc., Zyxel, Digi International and U.S. Robotics. These companies have substantially greater resources than the Company. Although not all of these companies offer PC plug-in card terminal adapters directly competitive with the Company's product, there can be no assurance additional direct competitors will not introduce competitive products.

        The Company believes its products are competitive on both features and price with the products currently in the marketplace or those known by management to have been announced. ISDN modems also compete with traditional analog modems and with other interface technologies such as cable modems. Accordingly this field is subject to rapid technological change and fierce competition.

        The Company does not believe it can avail itself of patent protection on most of its high-speed data communication products in development. The Company does rely on trade secrets and copyrights to protect its high-speed data communications products.



RADAR AND ANTENNA TECHNOLOGY

        BACKGROUND. During the period from 1980-1983, Mr. Norris, Chairman of the Company, developed a technique employing microwave radiation to penetrate the earth's surface. This radar technology relates to "ground penetrating radar" or "GPR." GPR technology is one of many of a family of geophysical tools and sensing technologies that include seismic, electromagnetics, gravity, borehole sampling and other techniques. GPR is a technique for producing profiles of subsurface strata and features by emitting radar waves and recording the reflected signals.

        The Company commenced active development of its GPR technology in April 1992. By May 1993 the Company was able to demonstrate the sensing, processing and crude visualization of images from its technology, and by May 1994 the Company had completed its prototype device. Since May 1994 the Company has focused its efforts and limited financial resources on the PSC1000 technology and communication products, effectively suspending development and most marketing efforts related to GPR.

        GAS ANTENNA TECHNOLOGY. In September 1994, the Company filed a patent application on certain gas antenna technology invented during its radar development. Immediately upon receiving notice of allowance in June, 1995, the invention was classified secret by the U.S. Department of Commerce at the request of a defense agency. This technology is not currently used in and is separate and apart from the GPR technology, although it may be employed in the GPR technology in the future.

        In January 1996, the Company filed an application seeking declassification of the technology, and in June 1996, was advised that de-classification had been approved and the U.S. patent issued in January 1997. The de-classification allows the Company to exploit the technology for both governmental and commercial purposes.

        The Company's gas antenna technology employs ionized gas as the conducting element of an antenna. This is a fundamental change from traditional antenna design that generally employs solid wires as the conducting element. Management believes ionized gas is an efficient conducting element with a number of advantages. Since the gas is ionized only for the precise time of transmission or reception, ringing and associated effects of solid wire antenna design is reduced. The design allows for extremely short pulses, important to many forms of digital communication and radar. The design further provides the opportunity to construct an antenna that can be dynamically reconfigured for frequency, direction, bandwidth, gain and beamwidth. Management believes antennas can be designed that are low in weight, small in size and with lower power consumption than traditional solid wire antennas.

        The Company has obtained two government contracts to evaluate a prototype of the gas antenna technology. There can be no assurance that the Company will obtain additional development funds or that it can successfully exploit this technology.

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

        COMPETITION. The segment of the electronics industry that involves the manufacture and sale of GPR equipment is not large or cohesive enough to be referred to as an "industry" but is more a specialized subset of geophysical tools that include seismic equipment and other geophysical and scientific instruments. The antenna industry is very competitive and consists of a large number of companies with substantial resources, a large installed base, established government and commercial relationships, and large research and development staffs. It is possible that any such technology owned or developed by others may be further advanced than the Company's technology.

        The Company has not yet developed a commercially marketable prototype of its GPR or gas antenna technology. Most of the Company's potential competitors are actively engaged in operations and have had time to develop product recognition and market share and have greater financial and other resources than the Company.

RESEARCH AND DEVELOPMENT

        The Company's current development efforts are focused on the introduction of the PSC1000-family microprocessor and high speed data communication products. The development of the Company's technologies has taken longer than anticipated by management and could be subject to additional delays. Therefore, there can be no assurance of timely or successful marketing of the PSC1000-family or of continued market acceptance of existing and proposed high speed data communication products.

        The Company incurred research and development expenditures of $1,607,828 and $1,367,937 for the fiscal years ended May 31, 1998 and 1997, respectively. The majority of the Company's expenditures in fiscal 1998 and 1997 have been expended on its PSC1000 and high-speed data communications technologies. To date, the Company has expensed internal software development costs as incurred. The Company believes that technical advances are essential to its success and expects that it will continue to expend substantial funds on research and development of its technologies; however, there can be no assurance that such research and development efforts will result in the design and development of competitive technologies in a timely manner.

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

        The Company has four U.S. patents issued and has three U.S. patents pending, most dating back to 1989, on the ShBoom microprocessor technology. The Company has one ShBoom technology patent pending in five European countries and Japan and may file additional applications under international treaties depending on an evaluation of the costs and anticipated benefits that may be obtained by expanding possible patent coverage.

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

        The Company acquired the basic ShBoom technology from nanoTronics Corporation in return for 10,000,000 shares of the Company's common stock in 1994. The Company does not believe it is obligated to pay any royalties on aspects of the ShBoom technology specified in prior agreements between nanoTronics Corporation and a previous inventor. The Company believes, should there be royalties due to the previous inventor, that the obligation is that of nanoTronics. The Company has been informed by nanoTronics that a tender of a part of the consideration paid by the Company to nanoTronics for the basic ShBoom technology has initially been rejected by the inventor and that the inventor has proposed that he is entitled to royalties and the basic technology be returned by nanoTronics and licensed back to the Company. nanoTronics has rejected this proposal and the Company and nanoTronics are continuing discussions with the inventor in an effort to resolve these issues. However, if it is ultimately determined that the inventor is entitled to royalties, the Company could be subject to indemnification claims by nanoTronics of up to $1,250,000 pursuant to its agreement with nanoTronics. See Item 12, "Certain Relationships and Related Transactions," for further discussion.

        Pursuant to the Assets Purchase Agreement and Plan of Reorganization (Agreement) between the Company, nanoTronics and Falk, the Company was the recipient of a number of warranties and indemnities. The Company believes nanoTronics has been or is in the process of liquidation and due to Mr. Falk's death in July 1995, the Company may be limited in its ability to obtain satisfaction should it have any future claims pursuant to the Agreement.

        The Company has one U.S. patent on its gas antenna technology. The Company's ability to obtain protection in other countries may be limited due to the time delay caused by the secrecy order. The Company also has one U.S. patent on antennae technology directly related to its GPR technology. No foreign application was made. Although plans in this regard are not definite, the Company's intention is to apply for patents only as to selected aspects of the Company's GPR and gas antenna technology in order to reduce the risk of infringement or duplication by competitors. Considering the rapid advancements in the field of electronics generally, the Company believes that its interests will best be served by treating as trade secrets non-patented components or instrumentation groups used in some of its technologies. There are a large number of patents owned by others in the radar and antenna fields generally and in the field of GPR specifically. Accordingly, although the Company is not aware of any possible infringement and has not received any notices of claimed infringement, the Company may receive claims in the future.

        A third party has licensed certain ISDN software technology to the Company. In addition to the protection afforded the Company through the ISDN technology licenses, the Company has created its own software and hardware designs and uses copyright, trade secrets, software security measures and nondisclosure agreements to protect its proprietary products, technology and software. The Company has one U.S. patent on its high-speed data communication technology. Despite the Company's precautions, it may be possible for unauthorized third parties to copy aspects of, or otherwise obtain and use, the Company's high-speed data communication technology and software without authorization. In addition, the Company cannot be certain that others will not develop substantially equivalent or superseding proprietary technology thereby substantially reducing the value of the Company's proprietary rights.

        Metacomp has licensed a family of interface chips to Sipex Corporation under a royalty agreement providing for a minimum of $50,000 per year through calendar year 1998 after which time it becomes a royalty free license.

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

MARKETING AND DISTRIBUTION

        The Company's products are marketed through a combination of a direct sales force and distributors. Approximate sales by principal geographic area (as a percentage of sales) were for fiscal years ended:

                                                  1998                 1997
                                                  ----                 ----

               Domestic sales                     96%                   77%
               Foreign sales
                      North America                1%                   13%
                      Europe                       3%                    6%
                      Other                        -                     4%
                                                 ----                  ----

               Total sales                       100%                  100%
                                                 ====                  ====

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

DEPENDENCE UPON SINGLE CUSTOMERS

        Ten percent (10%) or more of the Company's consolidated net sales for the fiscal years indicated were derived from shipments to the following customers:

                                                  1998                 1997
                                                  ----                 ----
        A                                         $578,000             $473,000
        B                                         $478,000             $472,000
        C                                                -             $212,000
        D                                         $207,000                    -

        While the level of shipments to individual customers generally varies from year to year, the Company does not expect that changes in customer composition will have a material adverse effect on operations.

EMPLOYEES

        The Company currently has twenty full-time and two part-time personnel. Ten full-time persons are employed in research and development, four full-time persons are engaged in manufacturing and assembly, two full-time persons are engaged in marketing and four full-time and two part-time persons are engaged in general and administrative activities. These persons include Mr. Norris and Mr. Putnam, who only devote a part of their available time to the affairs of the Company. The Company also engages additional consultants and part-time persons as needed from time to time.

        The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel. The competition for highly qualified personnel is intense, and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union and it considers its relations with its employees to be good. None of the Company's employees is covered by key man life insurance policies.

GOVERNMENT REGULATION

        To the Company's knowledge, its products are not subject to governmental regulation by any federal, state or local agencies that would affect the manufacture, sale or use of its products. The Company cannot, of course, predict what sort of regulations of this type may be imposed in the future but does not anticipate any unusual difficulties in complying with governmental regulations which may be adopted in the future. If any technical or rating standards of professional bodies (such as UL or SAE) are applicable to any equipment or components produced by the Company, it is management's intention to comply with such standards.

        The Company's proposed GPR device and antenna technology uses microwave radio waves. The use of such waves are regulated by the Federal Communications Commission ("FCC") and, should the Company elect to sell such devices, their operation would have to meet applicable FCC rules and regulations. Management does not believe that the operation of the GPR prototype on contract analysis projects requires FCC approval.

        The Company has not incurred costs associated with environmental laws and does not anticipate such laws will have any significant effect on the future business of the Company.

ITEM 2. DESCRIPTION OF PROPERTY

        Effective January, 1997 the Company merged its operations with Metacomp and moved its principal executive and operating office to space leased by Metacomp at 10989 Via Frontera, San Diego, California. This space contains approximately 10,000 square feet of space, including approximately 7,500 square feet of improved space for office and technical personnel and approximately 2,500 square feet of unimproved warehouse space. Management believes this facility is adequate for the present needs of the Company and Metacomp for at least the next twelve months. Four research and development personnel are located in the Los Gatos, California area, and one research and development person is located in the Austin, Texas area. Each of these individuals telecommutes from their respective home offices with the San Diego facility.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

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

        The following table sets forth the high and low bid quotations for the Common Stock for the fiscal years ended May 31, 1998 and 1997.

                                                             BID QUOTATIONS
                                                             --------------
                                                            HIGH        LOW
        Fiscal Year Ended May 31,1998
          First Quarter                                     $2.31      $1.36
          Second Quarter                                    $1.78      $1.00
          Third Quarter                                     $1.15      $ 0.53
          Fourth Quarter                                    $1.36      $ 0.72

        Fiscal Year Ended May 31, 1997
          First Quarter                                     $3.50      $1.75
          Second Quarter                                    $2.44      $1.12
          Third Quarter                                     $1.83      $0.94
          Fourth Quarter                                    $1.62      $0.97

        The Company had approximately 226 shareholders of record as of May 31, 1998. At August 14, 1998, there were 38,248,110 shares of Common Stock issued and outstanding. The Company has never paid a cash dividend on its Common Stock and does not expect to pay one in the foreseeable future.

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

As described in Note 1 to the consolidated financial statements of the Company, effective December 26, 1996, the Company acquired 96.9% of the common stock of Metacomp. The business combination was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been presented to include the results of Metacomp as though the business combination occurred as of June 1, 1995. In addition, Metacomp changed its fiscal year-end from July 31 to May 31 to conform to the Company's fiscal year-end. Based on the difference in fiscal year-ends, results of operations for the two months ended July 31, 1996 were included in both years ended May 31, 1997 and 1996.

RESULTS OF OPERATIONS

Net sales. Total net sales for the fiscal year ended May 31, 1998 increased 3.0% to $1,902,874 from $1,847,421 for the fiscal year ended May 31, 1997. This increase was due primarily to the initial sales for the microprocessor and radar/antenna product lines.

Cost of sales. Cost of sales as a percentage of net sales increased to 61.2% in fiscal 1998 compared to 54.3% in fiscal 1997. This increase in the cost of sales percentage was a result of a write down in inventory values related to the obsolescence of components and finished parts of the older product lines being phased out.

Research and development expenses increased 17.5% from $1,367,937 in fiscal 1997 to $1,607,828 for fiscal 1998. This increase was due primarily to an increase in licensed software support and update fees.

Selling, general and administrative expenses increased 43.3% from $1,723,751 in fiscal 1997 to $2,470,937 in fiscal 1998. This increase was due primarily to the costs of two financings, which financings were in the total amount of $3,000,000, an increase in personnel costs related to the Company's addition of two executives, one marketing and one financial, the compensation costs related to the release from escrow of 500,000 shares of common stock as discussed in
Note 4 to the consolidated financial statements, and the increase in marketing costs related to introducing the Company's products to the marketplace.

Amortization of purchased ShBoom technology was $612,333 for fiscal 1997. The technology was totally amortized during fiscal year 1997 and, accordingly, there was no corresponding expense for the comparable period of fiscal year 1998.

Other income (expense) was significantly higher for fiscal 1998 as a result of the non-cash interest related to the discount on the convertible term debentures as discussed in Note 5 to the consolidated financial statements and the interest on the same notes.

An extraordinary income item of $1,779,457 was included in fiscal 1997. This item was the result of the discharge of debts by Metacomp in July, 1996 as a result of their successful completion of their Chapter 11 case.


LIQUIDITY AND CAPITAL RESOURCES

        At May 31, 1998, working capital was $1,011,329 and cash and cash equivalents totaled $602,456. The Company has funded its operations primarily through the issuance of securities. Cash and cash equivalents increased $124,781 during fiscal year 1998. Net cash used in operating activities of $2,423,080 and additions to property and equipment of $417,225 were offset by the net proceeds from a new issuance of convertible debt in the amount of $2,720,000 and the proceeds from stock option exercises of $247,807. Of the convertible debt amount, $2,445,000 was subsequently converted into common shares of the Company.

        The Company's liquidity for the next twelve months is anticipated to be supplemented by sales, including sales derived from a major contract for a DVD controller card in a kiosk application, and licensing of PSC1000 microprocessors.

        The Company anticipates that it may require additional equipment, fabrication, components and supplies during the next twelve months to continue development of the Company's technologies. Product introductions such as those currently underway for communication products and the PSC1000 microprocessor may require significant inventory and other expenditures not presently estimable by management. Further, if expanded development is commenced or new generations of microprocessors or radar are accelerated beyond current plans, additional expenditures, not currently estimable by management, may be required. It is possible therefore, that higher levels of expenditures may be required than currently contemplated by management resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise.

        Based on the potential rate of cash operating expenditures and current plans, management anticipates the cash requirements for the next twelve will be satisfied by improved product sales, the sale of additional Company equity securities, debt financing and/or the sale or licensing of certain of the Company's technologies. There can be no assurance that any future funds required will be generated from operations or from the aforementioned or other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would therefore have a material adverse effect on the Company's business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on existing shareholders of the Company.

TAX LOSS CARRYFORWARDS

        As of May 31, 1998, the Company has approximately $8,677,000 of tax loss carryforwards. A valuation allowance has been recorded for the net deferred tax asset of $4,131,000 arising primarily from tax loss carryforwards because management can not determine that it is more likely than not that the deferred tax asset will not be realized. See Note 8 to the Consolidated Financial Statements.

YEAR 2000 COMPLIANCE

        The Company, like most owners of computer software, will be required to modify significant portions of its software so that it will function properly in the year 2000. Preliminary estimates of the total costs to be incurred by the Company to resolve this problem range from $20,000 to $30,000. Since the Company mainly uses third party "off-the-shelf" software, it does not anticipate a problem in resolving the year 2000 problem in a timely manner. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

NEW ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

        SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of the standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of the standards.

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

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal periods beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

FOURTH QUARTER ADJUSTMENTS

The Company recorded in the fourth quarter certain adjustments relative to non-cash interest expense related to convertible debt and associated debenture costs and a write-down of inventory due to obsolescence amounting to an aggregate of $2,100,000 which are discussed in Notes 5 and 6 to the consolidated financial statements. Of the aggregate amount, $1,000,000 and $1,100,000 related to the third and fourth quarters, respectively. The Company plans to file an amended Form 10-QSB for the quarter ended February 28, 1998.


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



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

        The current directors and executive officers of the Registrant, their ages, positions held in the Company and duration as such, are as follows:

      NAME                    AGE               POSITION AND OFFICES          DIRECTOR SINCE
Elwood G. Norris               59       Chairman and Director                   August 1989
James T. Lunney                43       President, CEO and Director              April 1998
Donald R. Bernier              56       Director                               January 1995
Michael A. Carenzo             57       Director                                  June 1996
Norman J. Dawson               57       Vice President, General Manager
                                         and Director                          January 1997
Helmut Falk, Jr                42       Director                              December 1997
Richard D. McDaniel            73       Director                              December 1995

NAME                         AGE         POSITION AND OFFICES            DIRECTOR SINCE
Lowell W. Giffhorn            51       Chief Financial Officer                n/a
Jayanta K. Maitra             48       Vice President Engineering             n/a
Philip Morettini              41       Vice President Sales & Marketing       n/a
Robert Putnam                 40       Secretary                              n/a

        The terms of all directors will expire at the next annual meeting of the Company's shareholders, or when their successors are elected and have qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors. No family relationship exists among the Company's management members.


BIOGRAPHICAL INFORMATION

        ELWOOD G. NORRIS. Mr. Norris has been a director of Patriot since 1989 and served as Chairman and CEO until June 1994. In June 1995, he was again appointed President and CEO until June 1996 when he was appointed Chairman. Since March 1988, he has been a director of Norris Communications Inc. ("NCI"), a public company engaged in electronic product development, distribution and sales. Until October 1995, when he became Chief Technology Officer, he was also President of NCI, and in January 1997 he was appointed interim CEO. Since August 1980, he has also been a director of American Technology Corporation ("ATC"), a publicly held consumer electronics products company, and served as its President and CEO until February 1994. Mr. Norris is an inventor with over twenty U.S. patents primarily in the fields of electrical and acoustical engineering. He invented the base GPR technology and the gas antenna technology owned by the Company. Mr. Norris devotes only part-time services to the Company.

        JAMES T. LUNNEY. Mr. Lunney has been the President and Chief Executive Officer since March, 1998 and was appointed as a director in April, 1998. From February, 1997 to March, 1998, he was the President of Signal Processing Systems, a San Diego manufacturer of signal processing technologies. From November, 1992 to February, 1997, he was Manager of Production Programs and Vice President and Business Area Manager for Signal Processing which until August, 1996 was a division of Scientific Atlanta before it was acquired by Global Associates Ltd. Previously, he held various managerial positions with GE Aerospace, Defense Systems Division and Ordnance Systems Division. In 1977, he obtained a B.S. in Electrical Engineering from Worcester Polytechnic Institute.

        DONALD R. BERNIER. Since 1971, Mr. Bernier has been the owner and President of Compunetics Incorporated, a Troy, Michigan-based electronics firm of which he the founder. Compunetics engages in contract research and development, specializing in microelectronics primarily for the automotive industry.

        MICHAEL A. CARENZO. Mr. Carenzo was the President and CEO of the Company from June 1996 to March 1998. He continues to be a director of the Company. Previously, he was a Senior Partner of CADWA Associates, a management consulting group from July 1994 to December 1996. From February 1992 to June 1994, he served as President and Director of Datakey Inc., a Minnesota public company engaged in semiconductor-based manufacturing of portable memory devices. Prior to February 1992, Mr. Carenzo served 22 years with the DuPont Co. Mr. Carenzo is a 1966 graduate of American International College where he received a B.S. degree in Business.

        NORMAN J. DAWSON. Mr. Dawson has been the President & CEO of Metacomp since July, 1995 and was appointed a Director and Vice President and General Manager of the Company in January 1997. From June, 1990 to July 1995, he was Vice President-Operations of Metacomp. From 1962 to 1990, he held various executive positions with several computer companies including NCR and Control Data. In 1962, Mr. Dawson obtained a B.S. in Engineering from Montreal Institute of Technology.

        HELMUT FALK, JR. For the past five years, Dr. Falk has been the Director of Anesthesia for the Johnson Memorial Hospital in Franklin, Indiana. Dr. Falk received his D.O. from the College of Osteopathic Medicine of the Pacific in 1987 and his B.S. in Biology from the University of California, Irvine in 1983. Dr. Falk is the son of the late Helmut Falk, who was the sole shareholder of nanoTronics and the Chairman and Chief Executive Officer of the

Company until his death in July, 1995. Dr. Falk is also an heir in the Helmut Falk Estate which is the beneficial owner of the Company's shares held by the Helmut Falk Family Trust and nanoTronics Corporation.

        RICHARD D. MCDANIEL. Mr. McDaniel retired as Chairman and CEO of The First National Bank of North East, Maryland in 1987. He is presently engaged in private investment banking and personal investments. Since 1960, he has been the Chairman of McDaniel Enterprises, Inc., a Wilmington, Delaware based family holding company. In July 1995, he became Chairman of Smart Business Systems, a copier and facsimile equipment distributor located in Wilmington. He graduated with a degree in Business from the University of Delaware in 1950.

        LOWELL W. GIFFHORN. Mr. Giffhorn was the principal in his own financial management consulting firm from August 1996 until joining the Company as Chief Financial Officer in May 1997. Since November 1996, Mr. Giffhorn, in addition to other consulting engagements, performed the duties of Acting Chief Financial Officer for the Company. From June 1992 to August 1996 and from September 1987 to June 1990, he was the Chief Financial Officer of Sym-Tek Systems, Inc. and Vice President of Finance for its successor, Sym-Tek Inc. Sym-Tek Systems, Inc. was a major supplier of capital equipment to the semiconductor industry that filed under Chapter 11 of the U.S. Bankruptcy Code in May 1994 while Mr. Giffhorn was the Chief Financial Officer. He was instrumental in selling the assets of Sym-Tek Systems, Inc. to Sym-Tek Inc., a wholly owned subsidiary of Aetrium Inc. He continued with Sym-Tek Inc. as Vice President Finance during the transition and concluded the liquidation of Sym-Tek Systems, Inc. He has over twenty-five years of experience in a variety of financial positions, including eleven years as Controller for Langley Corporation, a publicly traded, San Diego, defense contractor. In 1975, Mr. Giffhorn obtained a M.B.A. degree from National University, and in 1969 he obtained a B.S. in Accountancy from the University of Illinois.

        JAYANTA K. MAITRA. Mr. Maitra has been Vice President of Engineering of Metacomp since 1990 and was appointed Vice President of Engineering of the Company in January 1997. From 1985 to 1987, he was Manager of Hardware Engineering for Systech Corporation, a San Diego based hardware and software communications company. From 1974 to 1985 he held various engineering positions with several computer related technology companies. He obtained a B.S. in Electrical Engineering from the Indian Institute of Technology in 1972 and a M.S. in Electrical Sciences at State University of New York in 1973.

        PHILIP MORETTINI. Mr. Morettini has been the Vice President of Sales and Marketing since July, 1997. From September, 1995 to April, 1997, he was the President and CEO of Adept Computer Solutions, a San Diego software company. From December, 1993 to September, 1995, he was the principal in his own management consulting firm and from March, 1990 to September, 1993, he held several positions, including Division Manager, for Horizons Technology, a San Diego software and services company. Previously, he held various marketing and product development positions with Spectragraphics and Hewlett-Packard. In 1981 Mr. Morettini received a M.B.A. degree from the University of Detroit, and in 1979 he obtained a B.S. in Engineering form the University of Illinois.

        ROBERT PUTNAM. Mr. Putnam has been the Secretary and Treasurer of the Company since 1989 and was a director of the Company from 1989 to April 1998. Since 1988 he has served as Secretary of NCI. Since 1984 he has been a director of ATC, where he served as Secretary/Treasurer from 1984 and as President and CEO from February 1994 until September 1997. He received a B.A. degree in Mass Communication/Advertising from Brigham Young University in 1983. Mr. Putnam devotes only part-time services to the Company.


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

SPECIAL CONFLICTS OF INTEREST

        Robert Putnam also acts as Secretary of NCI and ATC. Both of these companies are effectively controlled by Elwood Norris. The possibility exists that these other relationships could affect Mr. Putnam's independence as an officer of the Company.

        The Company has not provided a method of resolving these conflicts (such as refusal from voting as directors and obtaining an independent third-party evaluation of proposed actions) and probably will not do so, partly due to inevitable extra expense and delay any such measures would occasion and partly because Mr. Norris does not represent a majority of the Board of Directors and does not control the outside directors. Mr. Norris is obligated to perform his duties in good faith and to act in the best interest of the Company and its shareholders, and any failure on his part to do so would constitute a breach of his fiduciary duties and expose him to damages and other liability under applicable law.

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

        Based solely on its review of copies of the reports it has received from persons required to make such filings and its own records, the Company believes that from the period June 1, 1997 through July 15, 1998, all persons subject to the Section 16(a) reporting requirements timely filed the required reports.

ITEM 10. EXECUTIVE COMPENSATION

        There is shown below information concerning the compensation of the Company's chief executive officers and each of the other four most highly compensated executive officers whose salary and bonus exceeded $100,000 (each a "Named Officer") for the fiscal years ended May 31, 1996, 1997 and 1998.


                           SUMMARY COMPENSATION TABLE

                            Annual Cash Compensation                 Long-Term Compensation
                           -------------------------                 ----------------------
      Name and             Fiscal                                   Options        All Other
Principal Position          Year      Salary     Bonus           (# of Shares)  Compensation(7)
------------------         ------     ------     -----           -------------  ---------------

James T. Lunney             1998     $ 26,385     Nil            350,000 shares     None
President and CEO (1)

Michael A. Carenzo          1998     $164,133     Nil            525,691 shares     None
President and CEO (2)       1997     $138,000     Nil            900,000 shares     None

Elwood G. Norris            1996     $ 60,693     Nil            50,000 shares      None
President and CEO (3)

Helmut Falk                 1996     $  9,231     Nil            None               None
President and CEO (4)

Norman J. Dawson            1998     $114,169     Nil            425,000            None
Vice President and          1997     $128,483     Nil            533,953            $4,241
General Manager (5)

Jayanta K. Maitra           1998     $104,500     Nil            485,753            None
Vice President              1997     $118,700     Nil            535,753            $2,874
Engineering (6)

        (1) Mr. Lunney has served as President and CEO since March 23, 1998.

        (2) Mr. Carenzo served as President and CEO from June 1, 1996 to March 1998 when Mr. James T. Lunney was appointed President and CEO.

        (3) Mr. Norris served as CEO from 1989 to June 1994, when Mr. Falk became Chairman, President and CEO. He was reappointed President and CEO on June 5, 1995 due to Mr. Falk's illness and served in such capacity until June 1, 1996, when Mr. Carenzo was appointed President and CEO.

        (4) Mr. Falk served as Chairman from June 1994 until his death on July 6, 1995. He also served as President and CEO from June 1994 to June 5, 1995.

        (5) Mr. Dawson was appointed Vice President and General Manager on December 26, 1996 as a result of the business combination with Metacomp. The amounts disclosed reflect his compensation before and after the acquisition.

        (6) Mr. Maitra was appointed Vice President Engineering on December 26, 1996 as a result of the business combination with Metacomp. The amounts disclosed reflect his compensation before and after the acquisition.

        (7) Represents long-term disability insurance payments made by the Company on behalf of Mr. Dawson and Mr. Maitra during the fiscal year ended May 31, 1997.

        The Company maintains employee benefits that are generally available to all Company employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan. There was no Company matching contributions under the 401(k) plan to the Named Officers during the fiscal year ended May 31, 1998.

OPTION GRANTS

        Shown below is information on grants of stock options pursuant to the Company's 1996 Stock Option Plan to the Named Officers reflected in the Summary Compensation Table shown above.

             OPTION GRANTS TABLE FOR FISCAL YEAR ENDED MAY 31, 1998

                                                 Percent of Total
                         Number of               Options Granted           Exercise        Expiration
        Name          Options Granted       to Employees in Fiscal Year      Price            Date
        ----          ---------------       ---------------------------    --------        ----------
James T. Lunney            350,000                     23.2%               $   0.86        2/22/2003
Michael A. Carenzo          50,000                      3.3%               $   0.59        1/26/2003
Elwood G. Norris            50,000                      3.3%               $   0.59        1/26/2003
Norman J. Dawson            50,000                      3.3%               $   0.59        1/26/2003
Jayanta K. Maitra           25,000                      1.7%               $   0.59        1/26/2003

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

        Shown below is information on exercises of stock options and fiscal year-end values pursuant to the Company's 1996 and 1992 Stock Option Plans to the Named Officers reflected in the Summary Compensation Table shown above.

          AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                      Number of Unexercised       Value of Unexercised
                                                         Options Held At         In-The-Money Options At
                          Shares                           May 31, 1998              May 31, 1998(1)
                       Acquired        Value               ------------              ---------------
Name                  on Exercise     Realized     Exercisable   Unexercisable  Exercisable Unexercisable
----                  -----------     --------     -----------   -------------  ----------- -------------
Michael A. Carenzo        40,200       $53,466       525,691             --           $8,000  $  -
Norman J. Dawson          54,600       $61,666        50,000        375,000           $  -    $  -
Elwood G. Norris              --            --       100,000             --           $8,000  $  -
James T. Lunney               --            --       116,667        233,333           $  -    $  -
Jayanta Maitra                --            --       110,753        375,000           $24,379 $  -

(1) Based on the last sale price at the close of business on the last trading day of the fiscal year of $.75.

        The Company has not awarded stock appreciation rights to any employee of the Company and has no long-term incentive plans, as that term is defined in SEC regulations (other than a $50,000 demonstration bonus payable to Mr. Norris upon successful demonstration of a prototype GPR device meeting specified performance criteria, see "Certain Transactions").

        During the fiscal year ended May 31, 1998, pursuant to Mr. Dawson's and Mr. Mairta's Employment Contracts, the Board of Directors of the Company cancelled 75,000 previously granted stock options to each and reset the vesting schedule on an additional 75,000 previously granted stock options to each as a result of the Company not meeting certain performance goals. As a result of Mr. Carenzo's resignation in March, 1998, 337,500 previously granted stock options were cancelled. The Company has no defined benefit or actuarial plans covering any person.

COMPENSATION OF DIRECTORS

        No direct or indirect remuneration has been paid or is payable by the Company to the directors in their capacity as directors other than the granting of stock options. It is anticipated that during the next twelve months the Company will not pay any direct or indirect remuneration to any directors of the Company in their capacity as directors other than in the form of stock option grants or the reimbursement of expenses of attending directors' or committee meetings.

EMPLOYMENT CONTRACTS

        Mr. Norris may be entitled to future compensation pursuant to agreements described in "Certain Transactions". The Company has an employment agreement dated November 20, 1995 and amended on July 14, 1997 with Mr. Norris, the Company's Chairman, for a three year term providing for a base salary of $31,500. The Company may terminate Mr. Norris' employment with or without cause, but termination without cause (other than disability or death) would result in a lump sum severance payment of 24 months salary. Likewise upon a change in control, as defined in the agreement, Mr. Norris may elect to terminate employment and obtain a lump sum severance payment of 24 months salary.

        The Company entered into an employment agreement dated as of February 23, 1998 and approved by the Company's directors on March 24, 1998, with Mr. Lunney providing for his employment as President and CEO effective March 23, 1998. The agreement is for a three year term providing for a base salary of $130,000 per annum for the first year with an increase in the second year to at least $140,000 per annum. The base salary may be increased at the discretion of the Board of Directors. The agreement provides for a guaranteed bonus of 25% at the end of the first year or on certain changes in control as defined in the agreement. During subsequent years, Mr. Lunney is eligible for a bonus equal to 25% of the base salary conditioned on Mr. Lunney meeting certain objectives established by the Board of Directors. In addition, the agreement provides a $600 per month car allowance. The Company may terminate Mr. Lunney's employment with or without cause, but termination without cause (other than disability or death) would result in a lump sum severance payment ranging, depending on length of service, from six to twelve months salary plus any prorated earned bonuses. Also, upon a change of control, as defined in the agreement, Mr. Lunney may elect to terminate employment and obtain a lump sum severance payment equal to the base salary for the remaining months of the agreement. The Company has granted Mr. Lunney options to purchase 350,000 common shares, 116,667 vesting on March 23, 1998 and the balance vesting equally at the end of twelve and twenty-four months from the date of the agreement subject to earlier vesting in the event of a change in control of the Company.

        The Company entered into an employment agreement dated as of July 28, 1997 and approved by the Company's directors on August 18, 1997, with Mr. Morettini providing for his employment as Vice President of Sales and Marketing. The agreement is for a three year term providing for a base salary of $110,000 per annum for the first year and not less than $110,000 per annum during the second and third years of the agreement. The base salary may be increased at the discretion of the Board of Directors. The agreement provides for a bonus up to 50% of the annual base consideration for the applicable year. The Company may terminate Mr. Morettini's employment with or without cause, but termination without cause (other than disability or death) would result in a lump sum severance payment equal to four months of the then current base salary. If within twelve months of a change in control, as defined in the agreement, Mr. Morettini's employment is terminated for other than cause or if Mr. Morettini refuses to accept or voluntarily resigns from a position other than a qualified position, as that term is defined in the agreement, then he will receive a lump sum severance payment equal to twelve months of his then current salary. Under the agreement, the Company granted Mr. Morettini options to purchase 300,000 common shares, 30,000 vesting on July 28, 1997 and the balance vesting one-third per year starting July 28, 1998, subject to certain performance standards. Options may vest earlier subject to the discretion of the Board of Directors.

        The Company entered into an employment agreement dated as of July 23, 1998 with Mr. Giffhorn providing for his employment as the Chief Financial Officer. The agreement is for a three year term providing for a base salary of $110,000 per annum for the first year and not less than $110,000 per annum during the second and third years of the agreement. The base salary may be increased at the discretion of the Board of Directors. The agreement provides for a bonus up to 50% of the annual base consideration for the applicable year. The Company may terminate Mr. Giffhorn's employment with or without cause, but termination without cause (other than disability or death) would result in a lump sum severance payment equal to four months of the then current base salary. If within twelve months of a change in control, as defined in the agreement, Mr. Giffhorn's employment is terminated for other than cause or if Mr. Giffhorn refuses to accept or voluntarily resigns from a position other than a qualified position, as that term is defined in the agreement, then he will receive a lump sum severance payment equal to twelve months of his then current salary.

        The Company entered into an employment agreement dated January 1, 1997 with Mr. Dawson providing for his employment as Vice President and General Manager. The agreement is for a three year term providing for a base salary of $120,000 per year with an increase in the second and third years as recommended by the President and Chief Executive Officer and approved by the Board of Directors. The agreement provides for incentive bonuses in certain instances of up to 50% of the total yearly base compensation. The Company may terminate Mr. Dawson's employment with or without cause, but termination without cause (other than disability or death) during either of the first two years of the agreement would result in a lump sum severance payment equal to twelve months salary. The Company originally granted Mr. Dawson under the agreement options to purchase 500,000 common shares, 50,000 vesting on December 26, 1996 and the balance vesting one-third per year starting December 31, 1997 subject to certain performance standards. As a result of not meeting the performance standards, the Board of Directors cancelled 75,000 of such options and reset the vesting date on an additional 75,000 options from December 31, 1997 to December 31, 1998. Options may vest earlier subject to the discretion of the Board of Directors.

        The Company entered into an employment agreement dated January 1, 1997 with Mr. Maitra providing for his employment as Vice President of Engineering. The agreement is for a three year term providing for a base salary of $104,400 per year with an increase in the second and third years as recommended by the President and Chief Executive Officer and approved by the Board of Directors. Mr. Maitra's salary was increased to $120,000 for the second year. The agreement provides for incentive bonuses in certain instances of up to 50% of the total yearly base compensation. The Company may terminate Mr. Maitra's employment with or without cause, but termination without cause (other than disability or death) during the first year of the agreement would result in a lump sum severance payment equal to twelve months salary. The Company originally granted Mr. Maitra under the agreement options to purchase 500,000 common shares, 50,000 vesting on December 26, 1996 and the balance vesting one-third per year starting December 31, 1997 subject to certain performance standards. As a result of not meeting the performance standards, the Board of Directors cancelled 75,000 of such options and reset the vesting date on an additional 75,000 options from December 31, 1997 to December 31, 1998. Options may vest earlier subject to the discretion of the Board of Directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of July 13, 1998, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as otherwise noted.

                             Name and Address               Amount & Nature
 Title                        of Beneficial                  of Beneficial     Percent
of Class                          Owner                        Ownership       of Class
--------                          -----                        ---------       --------
Common stock          Gloria Felcyn, CPA                     9,092,535   (1)     23.0%
par value             14395 Saratoga Ave., Suite 110
$.00001               Saratoga, California 95070

SAME                  Helmut Falk Family Trust               4,592,535   (3)     11.6%
                      Gloria Felcyn, Trustee
                      14395 Saratoga Ave., Suite 110
                      Saratoga, California 95070

                             Name and Address               Amount & Nature
 Title                        of Beneficial                  of Beneficial      Percent
of Class                          Owner                        Ownership        of Class
--------                          -----                        ---------        --------
SAME                  Elwood G. Norris                      4,572,500   (4)      11.6%
                      10989 Via Frontera
                      San Diego, California 92127

SAME                  nanoTronics Corporation               4,500,000   (2)      11.4%
                      attn: Gloria Felcyn, CPA
                      14395 Saratoga Ave., Suite 110
                      Saratoga, California 95070


SAME                  Richard D. McDaniel                   1,000,000   (4)(5)(6) 2.5%
                      10989 Via Frontera
                      San Diego, California 92127

SAME                  Michael A. Carenzo                      525,691   (7)       1.3%
                      10989 Via Frontera
                      San Diego, California 92127

SAME                  Jayanta K. Maitra                       298,095   (4)       *
                      10989 Via Frontera
                      San Diego, California 92127

SAME                  Norman J. Dawson                        163,929   (4)       *
                      10989 Via Frontera
                      San Diego, California 92127

SAME                  Donald R. Bernier                       125,000   (4)       *
                      10989 Via Frontera
                      San Diego, California 92127

SAME                  Philip Morettini                        121,000   (4)       *
                      10989 Via Frontera
                      San Diego, California 92127

SAME                  Lowell W. Giffhorn                      120,000   (7)       *
                      10989 Via Frontera
                      San Diego, California 92127

SAME                  James T. Lunney                         116,667   (7)       *
                      10989 Via Frontera
                      San Diego, California 92127

SAME                  Robert Putnam                            75,000   (4)       *
                      10989 Via Frontera
                      San Diego, California 92127

SAME                  Helmut Falk, Jr.                         50,000   (7)       *
                      10989 Via Frontera
                      San Diego, California 92127

                      All directors & officers              7,167,882   (8)      18.1%
                       as a group (11 persons)

      * Less than 1%.

      1 As trustee of the Helmut Falk Family Trust and executor of the Helmut Falk estate, Ms. Felcyn effectively controls the shares described in Notes 2 and 3 below.

      2 These shares have been issued but are subject to an escrow arrangement as described in "Certain Transactions" below. The shares were originally issued to nanoTronics in connection with the ShBoom technology acquisition.

      3 These shares remain from 5,000,000 non-escrowed originally issued shares plus 500,000 shares released from escrow and issued to nanoTronics in connection with the ShBoom technology acquisition. These shares were subsequently transferred to the Helmut Falk Family Trust.

      4 For each of Messrs. Norris and McDaniel the amount includes 100,000 shares, for each of Mssrs. Bernier, Dawson and Putnam the amount includes 50,000 shares, for Mr. Maitra the amount includes 110,753 shares, and for Mr. Morettini the amount includes 120,000 shares issuable upon the exercise of immediately exercisable outstanding stock options granted pursuant to the 1996 and 1992 Stock Option Plans.

      5 Includes 900,000 common shares held by Sea Ltd., a corporation through which Mr. McDaniel may direct certain investment powers.

      6 Mr. McDaniel is pursuing a claim against the Falk estate based on a written agreement with Mr. Falk pursuant to which he believes he is entitled to 5% of Patriot common shares (representing 275,000 shares held outside of escrow and 225,000 shares held in escrow for a total of 500,000 common shares) held by nanoTronics (see Notes 2 and 3). Representatives of nanoTronics have advised the Company that they believe Mr. McDaniel's claim relates only to an interest in nanoTronics and that he therefore has no direct interest in nanoTronics' Patriot common shares until and if the claim is resolved. The additional 500,000 shares claimed by Mr. McDaniel are not included in Mr. McDaniel's holdings described herein since he cannot presently exert investment or voting control over the shares and there can be no assurance he will prevail in his claim.

      7 Consists entirely of shares issuable upon the exercise of outstanding stock options.

      8 Includes 5,774,771 shares issued and outstanding and 1,393,111 shares issuable upon exercise of stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There were no transactions, or series of transactions, during fiscal 1997 or 1998, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest other than described below.

        Pursuant to an Assets Purchase Agreement and Plan of Reorganization ("Purchase Agreement") dated June 22, 1994 between the Company, nanoTronics Corporation ("nanoTronics") and Helmut Falk ("Falk"), the Company issued a total of 10,000,000 restricted common shares to nanoTronics, 5,000,000 of which were a contingent payment subject to the terms of an earnout escrow. These shares were issued in consideration of technology acquired.

        nanoTronics was formed in 1991 and acquired certain base technology for a RISC-based (Reduced Instruction Set Computing) 32-bit microprocessor integrated on a single microprocessor with merged stack/register architecture from the co-inventor of the technology. nanoTronics expended in excess of $1.9 million (unaudited) while engaged in further development of that technology and produced from the basic architecture an enhanced microprocessor (ShBoom-architecture microprocessor). In connection with the acquisition, the Company also acquired certain fixed assets including a Sun Sparc 2 Work Station and various terminals, peripheral devices and software. A majority of the expenditures by nanoTronics consisted of microprocessor and related software development costs. The result of these efforts was a successful initial fabrication of the microprocessor in early 1994 demonstrating technical feasibility of the ShBoom architecture. nanoTronics also expended funds on the preparation and prosecution of patent applications.

        The shares were issued to nanoTronics of which Falk was the sole shareholder. Although 4,500,000 of the shares issued remain subject to the terms of an earnout escrow, as more fully described below, all of the shares are issued for the purpose of dividends and voting. Prior to the transaction, Mr. Falk was not affiliated person with the Company. At the time of issuance, the 10,000,000 common shares represented approximately 36% of the total issued and outstanding shares of the Company.

        Although the transaction did not result in a change in a majority of the board of directors of the Company or a change in majority stock ownership of Company, the issuance of the new stock resulted in a large percentage ownership controlled by one entity with the ability to have significant influence over the Company's future affairs.

        Pursuant to the terms of the Purchase Agreement, 5,000,000 of the common shares were issued to nanoTronics pursuant to an earnout escrow arrangement as a contingent purchase price. The terms of the escrow arrangement, as defined in the Purchase Agreement, provide for the release from escrow of 500,000 common shares for each $500,000 of Patriot revenues commencing June 1, 1994 and ending May 31, 1999. The Purchase Agreement also provides for a release of shares in the event of other major corporate events, including a sale of substantially all the assets of the Company, certain mergers, combinations or consolidations, certain tender offers and upon a liquidation or dissolution. Any shares not earned by May 31, 1999 would be canceled. The shares may be sold, assigned or transferred within the escrow arrangement but would still be subject to the escrow terms. As of May 31, 1998, 500,000 shares have been released from escrow, an additional 2,000,000 shares may have been earned but remain in escrow pending the outcome of continuing discussions between the Company, nanoTronics and one of the co-inventors of the technology, and 2,500,000 shares are held in escrow contingent on the future revenue of the Company.

        In March 1998, the Company received a draft complaint prepared on behalf of the co-inventor of the ShBoom technology naming as defendants the Company, nanoTronics, and Gloria Felcyn, as trustee of the Helmut Falk Family Trust. Among other things, the complaint alleged that the transfer of the technology by nanoTronics to the Company was made with an intent to defraud the co-inventor and without receiving a reasonably equivalent value in exchange. The first cause of action sought, among other things, a declaration from the San Diego County Superior Court that the Company and nanoTronics are obligated to pay royalties to the co-inventor and that the Assets Purchase Agreement was fraudulent as to the co-inventor. The second cause of action sought rescission of the Technology Transfer Agreement and restitution of the ShBoom technology to the co-inventor. The third cause of action sought to impose a constructive trust on the Company in favor of the co-inventor. The Company disputes each of these claims on the basis that the only consideration due from nanoTronics to the co-inventor has been tendered in full, that the Asset Purchase Agreement was not fraudulent, and that the equitable remedies of recission and restitution are not available given the Company's investment in the development of the ShBoom technology. The Company continues to be liable however, under its indemnification in favor of nanoTronics, for up to $1,250,000 of costs if a court of competent jurisdiction determines that nanoTronics is liable to the co-inventor for cash royalties based on sales by the Company of products incorporating the ShBoom technology.

        In April 1998, the Company, nanoTronics, and the co-inventor entered into an agreement to toll any applicable statutes of limitations for a period of up to one year for the purpose of attempting to resolve the claim.

        In June 1998, the Company, nanoTronics, and the co-inventor entered into a nonbinding agreement in principle to settle the dispute in consideration of mutual full releases and the Company assigning patents on the ShBoom technology back to the co-inventor in exchange for the co-inventor granting a fully-paid, worldwide, subliceneable license to use the ShBoom technology patents exclusive in the Company's existing and future fields of use. In addition, nanoTronics agreed to release any obligation of the Company to deliver a number of shares of the Company's stock pursuant to the Assets Purchase Agreement, which stock will be retired. Settlement documentation has been exchanged between the parties, although disputes remain concerning terms contained within the documents. The Company is unable at this time to determine whether such disputes will be resolved.

        The Company has granted certain registration and information rights with respect to the shares issued to nanoTronics, such rights being assignable to Falk and the co-inventor (who has certain rights to become a shareholder in nanoTronics). The Company has been advised that nanoTronics has been liquidated with the 10,000,000 shares being transferred to the Helmut Falk Family Trust which is entitled to the same registration rights. The Company is obligated to use its best efforts to effect a registration upon written request up to two times subject to certain limitations. The Company is also obligated to include the shares, subject to certain limitations, in any underwriting and in any other registration filed by the Company. The Company registered 500,000 of these shares on a Form SB-2 registration that became effective September 11, 1997.

        Under the terms of an Agreement to Exchange Technology for Stock dated August 8, 1989 between Mr. Norris and the Company, Mr. Norris is entitled to a royalty equal to two and one-half percent (2.5%) of the gross revenues received by the Company directly or indirectly from exploitation of its GPR technology (up to a maximum royalty of $400,000), against which an advance royalty payment of $17,000 already has been made. Mr. Norris also is entitled to a cash bonus of $50,000 within 45 days after the Company successfully demonstrates a working prototype of a GPR unit meeting specified performance criteria and a request for such bonus is made to the Board of Directors and approved.

        In June 1996, the Company appointed Compunetics Incorporated, a private company controlled by Mr. Bernier, as its exclusive ShBoom microprocessor representative to the three major U.S. auto producers.

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

  3.0   ARTICLES AND BYLAWS.

  3.1   Original Articles of Incorporation of the Company's predecessor,
        Patriot Financial Corporation, incorporated by reference to

        Exhibit 3.1 to registration statement on Form S-18, file no.
        33-23143-FW                                                                        (1)

  3.2   Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18,
        File No. 33-23143-FW                                                               (1)

  3.3   Certificate of Incorporation of the Company, as filed with the
        Delaware Secretary of State on March 24, 1992, incorporated by
        reference to Exhibit 3.1 to Form 8-K dated May 12, 1992                            (1)

  3.3.1 Certificate of Amendment to the Certificate of Incorporation
        of the Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1
        to Form 10-KSB for the fiscal year ended May 31, 1995                              (1)

 3.3.2  Certificate of Amendment to the Certificate of Incorporation
        of the Company, as filed with the Delaware Secretary of State on June 19,1997, incorporated by reference to Exhibit 3.3.2
        to Form 10-KSB for the fiscal year ended May 31, 1997                              (1)

  3.4   Articles and Certificate of Merger of Patriot Financial Corporation
        into the Company dated May 1, 1992, with Agreement and Plan of
        Merger attached thereto as Exhibit A, incorporated by reference to
        Exhibit 3.2 to Form 8-K dated May 12, 1992                                         (1)

  3.5   Certificate of Merger issued by the Delaware Secretary of State on
        May 8, 1992, incorporated by reference to Exhibit 3.3 to Form 8-K
        dated May 12, 1992                                                                 (1)

  3.6   Certificate of Merger issued by the Colorado Secretary of State on
        May 12, 1992, incorporated by reference to Exhibit 3.4 to Form 8-K
        dated May 12, 1992                                                                 (1)

  3.7   Bylaws of the Company, incorporated by reference to Exhibit 3.5 to
        Form 8-K dated May 12, 1992                                                        (1)

  4.0   INSTRUMENTS ESTABLISHING RIGHTS OF SECURITY HOLDERS.

  4.1   Specimen common stock certificate, incorporated by reference to
        Exhibit 4.1 Form 8-K dated May 12, 1992                                            (1)

  4.2   Form of Stock Purchase Warrant (Labway Corporation) dated February 29,
        1996, exercisable to purchase 253,166 common shares at $1.58 per share until August 31, 1996, granted to investors in connection with an offering of securities made in reliance upon Regulation S, incorporated
        by reference to Exhibit 4.2 to Form 10-QSB for fiscal quarter ended 2/29/96        (1)


  4.3   Form of 6% Convertible Subordinated Promissory Note due September 30,
        1998 aggregating $1,500,000 to six investors incorporated by reference
        to Exhibit 4.3 to Form 10-QSB for fiscal quarter ended August 31, 1996             (1)


4.4     Form of 5% Convertible Term Debenture (CC Investments, LDC) due

        June 2, 1999 aggregating $2,000,000 to two investors incorporated
        by reference to Exhibit 4.4 to Form 8-K dated June 16, 1997                        (1)

4.5     Form of Stock Purchase Warrant (CC Investments, LDC) dated
        June 2, 1997 exercisable to purchase an aggregate of 400,000 common shares at $1.69125 per share until June 2, 2002, granted to two investors in connection with the offering of securities in Exhibit 4.4 incorporated
        by reference to Exhibit 4.5 to Form 8-K dated June 16, 1997                        (1)


4.6     Registration Rights Agreement dated June 2, 1997 by and among the Company and CC Investments, LDC and the Matthew Fund, N.V.
        related to the registration of the common stock related to Exhibits
        4.4 and 4.5 incorporated by reference to Exhibit 4.6 to Form 8-K
        dated June 16, 1997                                                                (1)

4.7     Form of Warrant to Purchase Common Stock (Swartz Family
        Partnership, L.P.) dated June 2, 1997 exercisable to purchase an aggregate of 211,733 common shares at $1.69125 per share until
        June 2, 2002, granted to a group of investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to
        Exhibit 4.7 to Form 8-K dated June 16, 1997                                        (1)

4.8     Registration Rights Agreement dated June 2, 1997 by and among the
        Company and Swartz Investments, LLC related to the registration of the common stock related to Exhibit 4.7 incorporated by reference to
        Exhibit 4.8 to Form 8-K dated June 16, 1997                                        (1)

4.9     Form of 5% Convertible Term Debenture (CC Investments, LDC) due
        June 2, 1999 aggregating $1,000,000 to two investors                               (2)

4.10    Form of Stock Purchase Warrant (CC Investments, LDC) dated
        November 24, 1997 exercisable to purchase an aggregate of 200,000 common shares at $1.50 per share until June 2, 2002, granted to two investors
        in connection with the offering of securities in Exhibit 4.9                       (2)

4.11    Form of Warrant to Purchase Common Stock (Swartz Family
        Partnership, L.P.) dated November 24, 1997 exercisable to purchase an aggregate of 105,867 common shares at $1.50 per share until
        June 2, 2002, granted to a group of investors in connection with
        the offering of securities in Exhibit 4.9                                          (2)

4.12    Form of Warrant to Purchase Common Stock (Investor Communications Group,
        Inc.) dated June 16, 1997 exercisable to purchase an aggregate of
        130,000 common shares at prices ranging from $2.50 to $7.50 per share
        until June 15, 1999                                                                (2)

4.13    Warrant to Purchase Common Stock issued to Spellcaster Telecommunications,
        Inc. dated April 28, 1998 exercisable to purchase an aggregate of 100,000
        common shares at $1.25 per share until April 28, 2000                              (2)

10.0    MATERIAL CONTRACTS.

10.1    1992 Incentive Stock Option Plan of the Company, incorporated
        by reference to Exhibit 10.1 to Form 8-K dated May 12, 1992                        (1)

10.1.1  Amendment to 1992 Incentive Stock Option Plan dated January 11, 1995, incorporated by reference to Exhibit 10.1.1 to Form S-8 dated July 17,
        1996                                                                               (1)

10.2    1992 Non-Statutory Stock Option Plan of the Company, incorporated by
        reference to Exhibit 10.2 to Form 8-K dated May 12, 1992                           (1)

10.2.1  Amendment to 1992 Non-Statutory Stock Option Plan dated January 11, 1995 incorporated by reference to Exhibit 10.2.1 to Form 10-KSB for fiscal
        year ended May 31, 1996                                                            (1)

10.3    Lease Agreement between the Company's subsidiary Metacomp, Inc. and
        Clar-O-Wood Partnership, a California limited partnership dated April
        11, 1991 as amended November 11, 1992 and November 2, 1995, incorporated by reference to Exhibit 10.3 to Form 10-KSB for the fiscal year ended
        May 31, 1997                                                                       (1)

10.4    Stock Purchase Agreement dated November 29 and 30, 1995,
        between the Company and SEA, Ltd., incorporated by reference
        to Exhibit 10.4 to Form 8-K dated December 11, 1995                                (1)

10.4.1  Letter Amendment to Stock Purchase Agreement dated February 21,
        1996, between the Company and SEA, Ltd., incorporated by reference
        to Exhibit 10.4.1 to Form 10-QSB for fiscal quarter ended 2/29/96                  (1)

10.5    1995 Employee Stock Compensation Plan of the Company, incorporated by
        reference to Exhibit 10.5 to Form 10-QSB for fiscal quarter ended 11/30/95         (1)


10.6    Letter Stock and Warrant Agreement dated January 10, 1996 between the
        Company and Robert E. Crawford, Jr., incorporated by reference to
        Exhibit 10.6 to Form 10-QSB for fiscal quarter ended 2/29/96                       (1)

10.7    Non-Exclusive Manufacturing and Line of Credit Agreement dated
        February 28, 1996, between the Company and Labway Corporation, incorporated by reference to Exhibit 10.7 to Form 10-QSB for
        fiscal quarter ended 2/29/96                                                       (1)

 10.8   Distribution and Representation Agreement dated February 28,
        1996, between the Company and Innoware, Inc., incorporated by
        reference to Form 10-QSB for fiscal quarter ended 2/29/96                          (1)

 10.9   Employment Agreement dated November 20, 1995 between the
        Company and Elwood G. Norris, incorporated by reference to Exhibit 10.9
        to Registration Statement on Form SB-2 dated March 18, 1996                        (1)

 10.9.1 First Amendment to Employment Agreement dated May 17, 1996 between the
        Company and Elwood G. Norris, incorporated by reference to Exhibit
        10.9.1 to Pre-Effective Amendment No. 2 to Registration Statement on
        Form SB-2 dated May 23, 1996                                                       (1)

 10.10  Employment Agreement dated November 20, 1995 between the
        Company and Robert Putnam, incorporated by reference to Exhibit 10.10
        to Registration Statement on Form SB-2 dated March 18, 1996                        (1)

 10.11  Sales Contractual Agreement dated March 19, 1996 between the

        Company and Evolve Software, Inc., incorporated by reference to
        Exhibit 10.11 to Pre-Effective Amendment No. 1 to Registration
        Statement on Form SB-2 dated April 29, 1996                                       (1)

10.11.1 Two Year Stock Purchase Warrant dated March 19, 1996 Granted to Evolve
        Software, Inc. Providing for the Purchase of up to 50,000 Common Shares
        at $2.85, incorporated by reference to Pre-Effective Amendment No. 1 to
        Registration Statement on Form SB-2 dated April 29, 1996                          (1)

10.12   Employment Agreement dated as of May 8, 1996 between the Company and
        Michael A. Carenzo, including Schedule A - Stock Option Agreement, incorporated by reference to Pre-Effective Amendment No. 2 to
        Registration Statement on Form SB-2 dated May 23, 1996                            (1)



10.12.1 First Amendment to Employment Agreement dated May 8, 1996 between the
        Company and Michael A. Carenzo dated September 23, 1996, incorporated by reference to Exhibit 10.12.1 to Form 10-KSB for the fiscal year ended
        May 31, 1997                                                                      (1)

10.13   1996 Stock Option Plan of the Company dated March 25, 1996 and approved by the Shareholders on May 17, 1996, incorporated by reference to
        Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2
        dated May 23, 1996                                                                (1)

10.14   Sales Contractual Agreement dated June 20, 1996 between the Company and Compunetics Incorporated incorporated by reference to Exhibit 10.14 to
        Form 10-KSB for fiscal year ended May 31, 1996                                    (1)

10.15   Sales Contractual Agreement dated July 31, 1996 between the Company and
        Premier Technical Sales, Inc. incorporated by reference to Exhibit 10.15 to
        Form 10-KSB for fiscal year ended May 31, 1996                                    (1)

10.16   Employment Agreement dated January 1, 1997 between the  Company and
        Norman J. Dawson, incorporated by reference to Exhibit 10.16 to Form 10-KSB
        for the fiscal year ended May 31, 1997                                            (1)

10.17   Employment Agreement dated January 1, 1997 between the
        Company and Jayanta K. Maitra, incorporated by reference to Exhibit 10.17
        to Form 10-KSB for the fiscal year ended May 31, 1997                             (1)

10.18   Technology License and Distribution Agreement dated June 23, 1997 between the Company and Sun Microsystems, Inc., incorporated by reference
        to Exhibit 10.18 to Form 10-KSB for the fiscal year ended May 31, 1997            (1)

10.19   Employment Agreement dated March 23, 1998 between the Company
        and James Lunney                                                                  (2)

10.20   Employment Agreement dated July 28, 1997 between the Company
        and Philip Morettini                                                              (2)

10.21   Employment Agreement dated July 23, 1998 between the Company
        and Lowell W. Giffhorn                                                            (2)

 23.0   CONSENTS OF EXPERTS AND COUNSEL.

 23.1   Consent of BDO Seidman, LLP                                                       (2)

 23.2   Consent of  Harlan & Boettger, Certified Public Accountants                       (2)

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


        (1) Previously filed in indicated registration statement or report.
        (2) Exhibit filed herewith this Annual Report on Form 10-KSB for the fiscal year ended May 31, 1998

(b) The Company filed a report on Form 8-K on February 27, 1998.

Patriot Scientific Corporation

Index to Consolidated Financial Statements



           Reports of Independent Certified Public Accountants..................................    F-2-
                                                                                                    F-3

           Consolidated Balance Sheet as of May 31, 1998........................................    F-4

           Consolidated Statements of Operations for the Years Ended
                     May 31, 1998 and 1997......................................................    F-5

           Consolidated Statements of Stockholders' Equity for the Years
                     Ended May 31, 1998 and 1997................................................    F-6

           Consolidated Statements of Cash Flows for the Years ended
                     May 31, 1998 and 1997......................................................    F-7

           Summary of Accounting Policies.......................................................    F-8-
                                                                                                    F-11

           Notes to Consolidated Financial Statements...........................................    F-12 -
                                                                                                    F-23

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Patriot Scientific Corporation
San Diego, California

We have audited the accompanying consolidated balance sheet of Patriot Scientific Corporation as of May 31, 1998 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Patriot Scientific Corporation and Metacomp, Inc., which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. As discussed in Note 1 to the consolidated financial statements, we did not audit the financial statements of Metacomp, Inc., the Company's majority owned subsidiary for its fiscal year ended July 31, 1996, of which total revenues of $239,501 are included in the consolidated financial statements for the year ended May 31, 1997. In addition, we did not audit the extraordinary item of $1,741,700 as discussed in Notes 1 and 11 to the consolidated financial statements. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts incurred for Metacomp, Inc. for the year ended May 31, 1997 is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Patriot Scientific Corporation as of May 31, 1998, and the results of their operations and their cash flows for each of the years in the two year period ended May 31, 1998 in conformity with generally accepted accounting principles.


/s/ BDO Seidman, LLP

Denver, Colorado
July 17, 1998

           (Harlan & Boettger Certified Public Accountants Letterhead)





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


/s/ Harlan & Boettger

San Diego, California
December 17, 1996

                         PATRIOT SCIENTIFIC CORPORATION
                           CONSOLIDATED BALANCE SHEET

May 31,                                                                                1998
                                                                                   ------------
ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                                  $    602,456
        Accounts receivable, net of allowance
          of $5,000 for uncollectible accounts                                          593,542
        Inventories (Note 2)                                                            230,417
        Prepaid expenses                                                                109,365
                                                                                   ------------
Total current assets                                                                  1,535,780

PROPERTY AND EQUIPMENT, net (Note 3)                                                    453,211

OTHER ASSETS:
        Patents and trademarks, net                                                     196,942
        Other                                                                             3,721
                                                                                   ------------
Total other assets                                                                      200,663
                                                                                   ------------
                                                                                   $  2,189,654
                                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                                           $    391,184
        Accrued liabilities                                                             131,088
        Current portion-capital lease obligations (Note 10)                               2,179
                                                                                   ------------
Total current liabilities                                                               524,451
                                                                                   ------------

LONG-TERM LIABILITIES:
        Capital lease obligations (Note 10)                                               1,355
        5% Convertible term debentures (Note 5)                                         507,000
                                                                                   ------------
Total liabilities                                                                     1,032,806
                                                                                   ------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Notes 6, 9 and 11):
        Preferred stock, $.00001 par value; 5,000,000 shares
          authorized: none outstanding                                                       --
        Common Stock, $.00001 par value; 40,000,000 shares
          authorized: issued and outstanding 37,880,776                                     379
        Additional paid-in capital                                                   18,396,092
        Accumulated deficit                                                         (17,239,623)
                                                                                   ------------
Total stockholders' equity                                                            1,156,848
                                                                                   ------------
                                                                                   $  2,189,654
                                                                                   ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               (SEE NOTE 1)
Years Ended May 31,                                                                    1998                   1997
                                                                                   ------------           ------------
Net sales (Note 12)                                                                $  1,902,874           $  1,847,421

Cost of sales                                                                         1,163,688              1,003,445
                                                                                   ------------           ------------

Gross profit                                                                            739,186                843,976

Operating expenses:
     Research and development                                                         1,607,828              1,367,937
     Selling, general and
       administrative                                                                 2,470,937              1,723,751
     Amortization                                                                            --                612,333
                                                                                   ------------           ------------
                                                                                      4,078,765              3,704,021
                                                                                   ------------           ------------
Operating loss                                                                       (3,339,579)            (2,860,045)
                                                                                   ------------           ------------
Other income (expenses):
     Interest income                                                                     61,610                 39,302
     Interest expense                                                                   (24,370)               (30,491)
     Non-cash interest expense
       related to convertible
       notes (Note 5)                                                                (2,592,446)              (392,015)
                                                                                   ------------           ------------
                                                                                     (2,555,206)              (383,204)
                                                                                   ------------           ------------
Net loss before extraordinary
     item                                                                            (5,894,785)            (3,243,249)

Extraordinary income (Note 11)                                                               --              1,779,457
                                                                                   ------------           ------------

Net loss                                                                           $ (5,894,785)          $ (1,463,792)
                                                                                   ============            ===========
Basic and diluted income (loss) per
common share (Note 7):
     Before extraordinary item                                                     $      (0.20)          $      (0.12)
     Extraordinary income                                                                    --                   0.07
                                                                                   ------------           ------------
Basic and diluted (loss)
     per common share                                                              $      (0.20)          $      (0.05)
                                                                                   ============            ===========

Weighted average number of
  common shares outstanding
  during the period (Note 7)                                                         30,079,456             27,188,255
                                                                                   ============            ===========



See accompanying summary of accounting policies and notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (See Note 1)

Years Ended May 31, 1998 and 1997

                                                       Common Stock               Additional                             Total
                                               -----------------------------       Paid-in         Accumulated       Stockholders'
                                                  Shares           Amount          Capital           Deficit             Equity
                                               ------------     ------------     ------------      ------------      ------------

Balance, June 1, 1996                            30,985,257     $        310     $ 10,151,024      $ (8,139,346)     $  2,011,988

Exercise of warrants at $1.58
  per share                                         154,883                2          239,499                --           239,501
Common stock issued for services
  at $1.28 per share                                 22,600               --           28,927                --            28,927
Exercise of stock options at $.18 to
  $.625 per share                                   380,486                4          165,857                --           165,861
Non-cash interest expense related to
  convertible notes recorded to
  additional paid-in capital (Note 6)                    --               --          375,000                --           375,000
Non-cash compensation expense (Note 6)                   --               --          291,180                --           291,180
Conversion of 6% Convertible
  Subordinated Notes plus interest
  at $.85 to $1.27 per share (Note 6)             1,525,103               15        1,517,000                --         1,517,015
Adjustment for Metacomp Inc.
  pooling of interests from year-
  end change (Note 1)                                    --               --               --        (1,741,700)       (1,741,700)
Net loss                                                 --               --               --        (1,463,792)       (1,463,792)
                                               ------------     ------------     ------------      ------------      ------------
Balance, May 31, 1997                            33,068,329              331       12,768,487       (11,344,838)        1,423,980
                                               ============     ============     ============      ============      ============

Common stock released from escrow
  for purchased technology at $.75
  per share (Note 4)                                     --               --          375,000                             375,000
Exercise of stock options at $.18 to
  $.875 per share                                   478,854                5          247,802                             247,807
Non-cash interest expense related to
  convertible notes recorded to additional
  paid-in capital (Note 5)                               --               --        2,018,111                           2,018,111
Unamortized debt issuance costs
  related to convertible notes                           --               --         (114,100)                           (114,100)
Conversion of 5% Convertible
  term debentures plus interest
  at $.50 to $1.09 per share (Note 5)             4,333,593               43        2,523,292                           2,523,335
Value of warrants issued (Note 6)                        --               --          577,500                             577,500
Net loss                                                 --               --               --        (5,894,785)       (5,894,785)
                                               ------------     ------------     ------------      ------------      ------------
Balance, May 31, 1998                            37,880,776     $        379     $ 18,396,092      $(17,239,623)     $  1,156,848
                                               ============     ============     ============      ============      ============

               See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Years Ended May 31,                                                                     1998             1997
                                                                                    -----------      -----------
OPERATING ACTIVITIES:
       Net loss                                                                     $(5,894,785)     $(1,463,792)
       Adjustments to reconcile net loss
         to cash used in operating activities:
           Adjustment for Metacomp Inc. pooling of
             interests from year-end change (Note 1)                                         --       (1,741,700)
           Amortization and depreciation                                                341,072          836,692
           Provision for doubtful accounts                                               41,761            5,000
           Provision for inventory obsolescence                                         203,000          162,000
           Common stock and warrants issued for services                                 33,500           28,927
           Non -cash interest expense related to
               convertible notes                                                      2,096,446          392,015
           Non-cash interest expense related to warrants                                496,000               --
           Amortization of debt issuance costs                                          140,000           45,000
           Non -cash compensation expense                                               375,000          291,180
           Changes in:
              Accounts receivable                                                      (375,183)         (65,719)
               Inventories                                                               96,116          (80,377)
               Prepaid and other assets                                                   7,940          (23,163)
               Accounts payable and accrued expenses                                     16,053          (74,231)
                                                                                    -----------      -----------
Net cash used in operating activities                                                (2,423,080)      (1,688,168)
                                                                                    -----------      -----------
INVESTING ACTIVITIES -
       Purchase of property, equipment and patents                                     (417,225)        (238,447)
FINANCING ACTIVITIES:
       Principal payments on notes payable and
         long-term debt                                                                  (2,721)        (320,016)
       Proceeds from issuance of common stock
         and exercise of common stock warrants
         and options                                                                    247,807          405,362
       Proceeds from issuance of convertible notes                                    3,000,000        1,500,000
       Payments for debenture costs                                                    (280,000)         (45,000)
                                                                                    -----------      -----------
Net cash provided by financing activities                                             2,965,086        1,540,346
                                                                                    -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    124,781         (386,269)

CASH AND CASH EQUIVALENTS, beginning of year                                            477,675          863,944
                                                                                    -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                                              $   602,456      $   477,675
                                                                                    ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Convertible notes  and accrued interest
         exchanged for common stock                                                 $ 2,409,236      $ 1,500,000
       Cash payments for interest                                                           383           30,491
                                                                                    -----------      -----------

          See accompanying summary of accounting policies and notes to consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS
Patriot Scientific Corporation (the "Company") is engaged in the development and marketing of patented microprocessor technology and high-performance high-speed data communication products. The Company also owns and is developing innovative radar and antenna technology.

BASIS OF PRESENTATION AND CONSOLIDATION
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company, its majority owned subsidiaries, Metacomp, Inc. ("Metacomp") and Plasma Scientific Corporation. All material intercompany transactions and balances have been eliminated in consolidation.

As described in Note 1, effective December 26, 1996, the Company acquired 96.9% of the common stock of Metacomp. The business combination was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been presented to include the results of Metacomp as though the business combination occurred as of June 1, 1995. The minority interest is not shown separately in the Consolidated Financial Statements as it is not material.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company's cash equivalents are placed in high quality money market accounts with major financial institutions and high grade short-term commercial paper. The investment policy limits the Company's exposure to concentrations of credit risk. Money market accounts are federally insured; however, commercial paper is not insured. The Company has not experienced any losses in such accounts.

Concentrations of credit risk with respect to accounts receivable are limited due to the wide variety of customers and markets which comprise the Company's customer base, as well as their dispersion across many different geographic areas. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. Generally, the Company does not require collateral or other security to support customer receivables. As of May 31, 1998, the Company had approximately 35% and 27% in accounts receivable from two customers.

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, capital leases and convertible debt approximated fair value because of the immediate or short-term maturity of these instruments.

INVENTORIES
Inventories consist of raw materials, work in process and finished goods and are valued at the weighted average cost method, which approximates cost on a first-in, first-out basis, not in excess of market value.

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

PROPERTY, EQUIPMENT AND DEPRECIATION
Property and equipment are stated at cost. Depreciation is computed over the estimated useful life of three to five years using the straight line method. Property and equipment is assessed periodically for impairment. The amount of impairment, if any, is charged to operations.

PURCHASED TECHNOLOGY
In accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method", purchased semiconductor microprocessor technology that is determined to have alternative future uses is capitalized at cost. Effective June 1, 1994, the Company began amortizing such technology using the straight-line method over its estimated useful life of three years (See Note 4). As of May 31, 1998, the purchased technology was fully amortized.

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

INCOME TAXES
The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

NET LOSS PER SHARE
At May 31, 1998, the Company implemented SFAS No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. All prior earnings per share data has been restated to reflect the

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

requirements of SFAS No.128. The adoption of SFAS No. 128 had no effect on the Company's previously reported earnings per share.

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

During the quarter ended May 31, 1998, based upon information then available, the Company revised its estimates regarding the recovery of certain inventories. As a result, the Company increased existing reserves for obsolescence by approximately $203,000.

STOCK OPTIONS
The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost has been recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

STATEMENT OF CASH FLOWS
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RECENT ACCOUNTING PRONOUNCEMENTS
The FASB has issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owner and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of the standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal periods beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

RECLASSIFICATIONS
Certain items included in the 1997 financial statements have been reclassified to conform to the current year presentation.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACQUISITION OF METACOMP, INC. COMMON STOCK

On December 26, 1996, the Company acquired 96.9% of the common stock of Metacomp in exchange for 1,272,068 shares of the Company's common stock. Metacomp designs, manufactures, and sells high-performance high-speed data communication products. The business combination was accounted for as a pooling of interests. Accordingly, the Company's financial statements were restated to include the results of Metacomp for all periods presented. Metacomp's fiscal year-end was changed from July 31 to May 31 to conform to the Company's fiscal year-end. Based on the difference in fiscal year-ends, results of operations for the two months ended July 31, 1996 were included in the consolidated statements of operations for both years ended May 31, 1997 and 1996. For the two months ended July 31, 1996, Metacomp recorded total revenues of $239,501, a net loss before extraordinary item of $37,759, extraordinary income of $1,779,457 and net income after extraordinary item of $1,741,700. The accompanying consolidated statements of stockholders' equity and cash flows for the year ended May 31, 1997, have also been adjusted to eliminate the net income after extraordinary item. The extraordinary income was the primary source of income for these two months.

Separate net sales, net income and related per share amounts of the merged entities through the date of the business combination are presented in the following table. In addition, the table includes unaudited pro forma net income and net income per share amounts as of the date of the business combination which reflect the elimination of the nonrecurring merger costs and expenses.

                                                                           1997
                                                                        -----------
Net sales
        Patriot                                                         $    19,362
        Metacomp                                                            874,377
                                                                        -----------
        Total                                                           $   893,739
                                                                        -----------

Net income (loss)
        Patriot                                                         $(1,202,485)
        Metacomp before extraordinary income                                 40,706
        Metacomp extraordinary income                                     1,779,457
                                                                        -----------
        Pro forma net income                                                617,678
        Merger costs and expenses                                           (30,000)
        Interest income                                                      (6,000)
        Interest expense                                                     15,625
                                                                        -----------
        Net income, as reported                                         $   597,303
                                                                        -----------

Basic income per common share
        As reported                                                     $      0.02
        Pro forma                                                       $      0.02
Merger costs and expenses consisted of legal and accounting fees

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   INVENTORIES    Inventories at May 31, 1998 consisted of the following:

                    Component parts                                           $         418,502
                    Work in process                                                      60,136
                    Finished goods                                                      116,779
                                                                              ------------------
                                                                                        595,417
                    Reserve for obsolescence                                           (365,000)
                                                                              ------------------
                                                                              $         230,417
                                                                              ==================

3.    PROPERTY AND  Property and equipment consisted of the following at May
      EQUIPMENT     31, 1998:

                    Computer equipment and software                                         $             1,101,418
                    Furniture and fixtures                                                                  286,732
                    Laboratory equipment                                                                    197,534
                                                                                            -----------------------

                                                                                                          1,585,684

                    Less accumulated depreciation and amortization                                        1,132,473
                                                                                            -----------------------
                    Net property and equipment                                              $               453,211
                                                                                            =======================
                    Depreciation expense was approximately $281,130
                    and $184,055 for the years ended May 31, 1998
                    and 1997.

                    At May 31, 1998, property and equipment
                    includes certain equipment under capital lease agreements with an original cost of $36,427 and accumulated depreciation of $28,084.


4. PURCHASED TECHNOLOGY

SEMICONDUCTOR MICROPROCESSOR TECHNOLOGY

Effective May 31, 1994, the Company acquired certain proprietary semiconductor microprocessor technology (the "ShBoom Technology") and related computer software from a corporation in exchange for 10,000,000 restricted shares of the Company's common stock (5,000,000 of which were originally placed in escrow subject to release as discussed below).

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The cost of this technology of $1,875,000 was based upon the estimated current fair market value of the 5,000,000 non-contingent shares of the Company's common stock issued under this agreement and was amortized over its estimated useful life of three years. The remaining 5,000,000 shares issued for this technology were subject to an earnout escrow arrangement. As such, when the escrowed shares are earned, they are charged to compensation in a manner similar to a variable stock option plan. The terms of the escrow arrangement provide for the release from escrow of 500,000 shares for each $500,000 of revenues earned by the Company during the period from June 1, 1994 through May 31, 1999. Additionally, this agreement also provides for the release of these shares upon the occurrence of certain defined major corporate events. Any of the contingent shares not released by May 31, 1999 would be returned to the Company and canceled.

During the year ended May 31, 1998, 500,000 shares were released from escrow and $375,000 was charged to compensation costs. At May 31, 1998, 4,500,000 shares remain in escrow of which 2,000,000 shares may have been earned but remain in escrow pending the outcome of continuing discussions between the Company, the seller of the ShBoom Technology and one of the co-inventors of the technology as discussed in Note 14 to the Consolidated Financial Statements.

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

As a result of the Company's acquisition of the ShBoom, these 5,000,000 shares were released to the director and the escrow agreement was terminated. Effective May 31, 1994, additional costs totaling $1,875,000 of this previously purchased GPR technology was recorded as compensation expense due to the release of the 5,000,000 shares. Such cost was based upon the estimated current fair market value of the Company's common stock.

Additionally, under the terms of the agreement to acquire the GPR technology, the director is to be paid a royalty equal to 2.5% of all gross revenues received from the GPR technology, up to a maximum of $400,000. The director also is to receive a $50,000 bonus upon the successful demonstration of a working prototype of the technology meeting specified performance criteria. As of May 31, 1998, no amounts were due under this agreement; however, an advance of $17,000 against the royalty was paid at the inception of the agreement.

5.5% CONVERTIBLE TERM DEBENTURES

In June 1997, the Company issued to a limited number of investors for cash an aggregate of $2,000,000 of unsecured 5% Convertible Term Debentures due June 2, 1999 ("Debentures") and Stock Purchase Warrants ("Warrants") with a right to purchase an aggregate 611,733 shares of common stock, par value $.00001 per share, at an exercise price of $1.69125. In November 1997,

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Company issued to the same investors for cash an aggregate of $1,000,000 of Debentures due June 2, 1999 and Warrants with a right to purchase an aggregate 305,867 shares of common stock, par value $.00001 per share, at an exercise price of $1.50. The principal and interest amount of each Debenture may, at the election of the holder, be converted in whole or in part and from time to time into fully paid and nonassessable shares of common stock, $.00001 par value, of the Company, at a price which is the lower of (i) $1.1646 per share or (ii) depending on the number of days the Debentures have been held after June 2, 1997, from 75% to 91% of the average of the closing bid prices for the common stock for the ten consecutive trading days ending on the trading day immediately preceding such conversion date. If the Debentures have not been converted into common shares of the Company by June 2, 1999, under certain conditions, the Debentures will automatically be converted into shares of the common stock of the Company. As of May 31, 1998, $2,445,000 of the Debentures and $78,335 of the accrued interest thereon had been converted into 4,333,593 common shares of the Company.

Convertible debt instruments which are convertible at a discount to market are accounted for by treating such discount as additional interest expense. The Company computed the amount of the discount based on the difference between the conversion price and fair value of the underlying common stock on the dates the Debentures were issued. The Company recorded $2,018,111 of additional paid-in capital for the discount related to the embedded interest in the Debentures during fiscal 1998. The same amount, $2,018,111, was expensed for fiscal 1998 and is included under the caption "Non-cash interest expense related to convertible notes" in the accompanying Consolidated Statements of Operations.

The warrants to purchase 917,600 shares of common stock were valued at $544,000. Such amount was originally recorded as a reduction of the carrying amount of the Debentures with an offset to Paid-In Capital. The discount is amortized as additional interest expense over the term of the Debentures. In the fourth quarter of fiscal 1998, $496,000 had been recorded as interest expense. The balance of $48,000 is reflected as a reduction of the Debenture balance of $555,000.

6. STOCKHOLDERS' EQUITY

PRIVATE OFFERINGS AND WARRANTS

During fiscal 1997, a total of 154,883 shares of the Company's common stock were issued upon the exercise of outstanding warrants which had been issued in fiscal 1996. The net proceeds from the exercise were $239,501.

During fiscal 1997, the Company issued for cash an aggregate of $1,500,000 of unsecured 6% Convertible Subordinated Promissory Notes due September 30, 1998 ("Notes"). The principal and interest amount of each Note could at the election of the noteholder be converted one or more times into fully paid and nonassessable shares of common stock, $.00001 par value, ("Shares") of the Company, at a price which was the lower of (i) $2.00 per share or (ii) 80% of the average of the five days market price prior to conversion but not less than $0.80 per share. As of May 31, 1997, all

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Notes plus accrued interest had been converted into 1,525,103 shares of common stock of the Company.

Convertible debt instruments which are convertible at a discount to market should be accounted for by treating such discount as additional interest expense. The Company computed the amount of the discount based on the difference between the conversion price and fair value of the underlying common stock on the date the Notes were issued. In 1997, the Company recorded $375,000 of additional paid-in capital for the discount related to the embedded interest in the Notes. This same amount was expensed during fiscal 1997 under the caption "Non-cash interest expense related to convertible notes" in the accompanying Consolidated Statements of Operations.

During fiscal 1998, the Company issued warrants to purchase 1,147,600 common shares of stock with exercise prices ranging from $1.25 to $7.50 per share. All warrants were outstanding at May 31, 1998. Included in this amount are warrants to purchase 917,600 common shares related to the Debentures discussed in Note 5 to the Consolidated Financial Statements. The Company valued warrants issued in fiscal 1998 at $577,500.

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

1995 EMPLOYEE STOCK COMPENSATION PLAN ("ESC")

Effective October 1995, the Company adopted the ESC Plan, expiring September 30, 1998, reserving for issuance 250,000 shares of the Company's common stock. The ESC Plan provides for compensation awards of the Company's common stock to employees (as defined), at the discretion of the Board of Directors. During fiscal 1997, the Company issued 22,600 shares of common stock under the Plan recording compensation expense of $28,927 for awards valued at an estimated fair market value of $1.28 per share. During fiscal 1998, no shares were issued under this plan. As of May 31, 1998, 32,400 shares remain available for granting under this plan.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1996 STOCK OPTION PLAN

Effective March 1996, the Company adopted the 1996 Stock Option Plan, which was amended by the Stockholders in December 1997, expiring March 24, 2006, reserving for issuance 4,000,000 shares of the Company's common stock. The 1996 Stock Option Plan provides for grants to either full or part time employees, at the discretion of the Board of Directors, options to purchase common stock of the Company at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 1996 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal year ended May 31, 1997, the Company issued options to purchase 1,713,000 shares of stock under the non-qualified provisions of the plan at an exercise price of 85% of the fair market value on the date of grant and recorded corresponding non-cash compensation in the amount of $291,180. During the fiscal year ended May 31, 1998, the Company issued options to purchase 1,511,000 shares of stock at market value.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used respectively: dividend yield of zero percent for all years; expected volatility of 50 percent; risk-free interest rates of
5.6 to 6.1 percent; and expected lives of 3 to 5 years.

Under the accounting provisions for SFAS No. 123, the Company's net loss per share would have been increased by the pro forma amounts indicated below:

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                                          1998                  1997
                                                                                      -------------        -------------
As reported
     Net loss before extraordinary item                                               $  (5,894,785)       $  (3,243,249)
     Extraordinary item                                                                          --            1,779,457
                                                                                      -------------        -------------
     Net loss                                                                         $  (5,894,785)       $  (1,463,792)
                                                                                      =============        =============

Pro forma
     Net loss before extraordinary item                                               $  (6,831,147)       $  (3,735,409)
     Extraordinary item                                                                          --            1,779,457
                                                                                      -------------        -------------
     Net loss                                                                         $  (6,831,147)       $  (1,955,952)
                                                                                      =============        =============

As reported per share
     Basic loss before extraordinary item                                             $       (0.20)       $       (0.12)
     Extraordinary item                                                                          --                 0.07
                                                                                      -------------        -------------
     Basic loss                                                                       $       (0.20)       $       (0.05)
                                                                                      =============        =============

Pro forma per share
     Basic loss before extraordinary item                                             $       (0.23)       $       (0.14)
     Extraordinary item                                                                          --                 0.07
                                                                                      -------------        -------------
     Basic loss                                                                       $       (0.23)       $       (0.07)
                                                                                      =============        =============

During the initial phase-in period of SFAS 123, the effect on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the status of the Company's stock option plans and warrants as of May 31, 1998 and 1997 and changes during the years ending on those dates is presented below:


                                                           1998                         1997
                                                   -----------------------      -----------------------
                                                                  Weighted                      Weighted
                                                                   Average                      Average
                                                                  Exercise                      Exercise
                                                   Shares          Price         Shares          Price
                                                   ------          -----         ------          -----
Outstanding, beginning of year                    4,123,331        $1.24        3,077,775        $1.08
      Granted                                     2,658,600         1.39        1,940,000         1.36
      Cancelled                                  (1,059,407)        1.11         (362,375)        2.01
      Exercised                                    (478,854)        0.52         (532,069)        0.76
                                                 ----------        -----        ---------        -----
Outstanding, end of year                          5,243,670        $1.26        4,123,331        $1.24
                                                 ==========        =====        =========        =====

Exercisable, end of year                          3,430,836        $1.32        1,526,332        $0.85
                                                 ==========        =====        =========        =====


Weighted average fair value of options
      and warrants granted during the year                         $0.61                         $0.68
                                                 ==========        =====        =========        =====


The following table summarizes information about stock options and warrants outstanding at May 31, 1998:

                                                Outstanding                              Exercisable
                                 -----------------------------------------       ---------------------------
                                                    Weighted
                                                     Average      Weighted                           Weighted
             Range of                               Remaining     Average                             Average
             Exercise             Number           Contractual    Exercise        Number             Exercise
              Prices            Outstanding           Life         Price        Exercisable           Price
          -------------          ---------             ---        --------       ---------          --------
          $ 0.18 - 0.37            519,379             2.48       $   0.32         511,379          $   0.32
            0.50 - 0.59            545,000             4.18           0.57         425,000              0.57
            0.80 - 1.17          2,024,691             4.11           1.16         765,691              0.81
            1.25 - 1.76          1,594,600             3.68           1.52       1,237,100              1.56
            2.28 - 2.50            460,000             1.50           2.31         391,666              2.31
            5.00 - 7.50            100,000             0.93           6.25         100,000              6.25
          -------------          ---------             ----       --------       ---------          --------
          $ 0.18 - 7.50          5,243,670             4.23       $   1.26       3,430,836          $   1.32
          -------------          ---------             ----       --------       ---------          --------

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     EARNINGS (LOSS) PER SHARE

In February 1997, SFAS No. 128, "Earnings per Share," was issued, which required the Company to change the method used to calculate earnings per share. Under SFAS No. 128, basic earnings (loss) per share is calculated as income (loss) available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is calculated as net income (loss) divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options, common stock warrants, and debt convertible into common stock. Common stock options of 880,989 and 1,438,980 and debt convertible into 1,748,134 and 160,118 common shares of stock were not included in diluted earnings (loss) per share in 1998 or 1997, respectively, as the effect was antidilutive due to the Company recording losses in each of those years.

In addition, 2,000,000 shares of common stock in diluted escrow that may have been earned as of May 31, 1998 were not considered outstanding for diluted earnings (loss) per share because the Company is currently negotiating whether they will be released. See Note 14 to the Consolidated Financial Statements.

Options and warrants to purchase 2,989,604 shares of common stock at exercise prices from $0.80 to $7.50 per share were outstanding at May 31, 1998 but were not included in the computation of diluted earnings (loss) per share because the exercise prices were greater than the average market price of the common shares. Options and warrants to purchase 822,750 shares of common stock at exercise prices from $1.37 to $2.30 per share were outstanding at May 31, 1997 but were not included in the computation of diluted earnings (loss) per share because the exercise prices were greater than the average market price of the common shares.

8. INCOME TAXES     As of May 31, 1998, the net
                    deferred tax asset recorded and its
                    approximate tax effect consisted of the
                    following:

                    Net operating loss carryforwards            $         2,950,000
                    Purchased technology                                    566,000
                    Depreciation and amortization                           279,000
                    Warrants valuation                                      180,000
                    Other, net                                              156,000
                                                                -------------------
                                                                          4,131,000
                    Valuation allowance                                   4,131,000
                                                                -------------------
                    Net deferred tax asset                      $                 -
                                                                ===================

As of May 31, 1998, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as Management has not determined that it is more likely than not that the deferred tax

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

asset will be realized. No current tax provision was recorded for fiscal 1998 and 1997 due to reported losses.

At May 31, 1998, the Company has net operating loss carryforwards of approximately $8,677,000 that expire through 2013 and are subject to certain limitations under the Internal Revenue Code of 1986, as amended.

9.  PROFIT-SHARING PLAN

Effective July 1, 1993, the Company adopted a savings and profit-sharing plan that allows participants to make contributions by salary reduction pursuant to
Section 401(k) of the Internal Revenue Code. At the Company's discretion, the Company may match contributions at 20% of the employee's contribution up to 6% of the employee's salary. The Company contributions are vested 20% per year beginning with the first year of service. The Company's contributions to the plan were $642 in fiscal 1997. The Company made no matching contribution in fiscal 1998.

10. COMMITMENT AND CAPITAL    The Company, through its subsidiary, Metacomp,
    LEASE OBLIGATIONS         entered into an eight year operating lease for its
                              office and manufacturing facilities located in San
                              Diego, California.

                              The Company also leases a copier, computers, and test equipment at interest rates between (4-18%). Future minimum lease payments required under the operating and capital leases are as follows:

                                                                                  Operating            Capital Leases
                                                                              -----------------       -----------------
                              1999                                            $          96,940       $           2,387
                              2000                                                       16,190                   1,393
                                                                              -----------------       -----------------
                              Total minimum lease payments                              113,130                   3,780

                              Less amount representing interest                               -                     246
                                                                              -----------------       -----------------

                              Present value of net minimum
                                lease payments                                          113,130                   3,534

                              Less current portion                                            -                   1,355
                                                                              -----------------       -----------------

                              Total                                           $         113,130       $           2,179
                                                                              =================       =================

   Rent expense for fiscal 1998 and 1997 was $85,120 and $80,371,respectively.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  EXTRAORDINARY INCOME

The extraordinary income is a gain from the discharge of debt as a result of the completion of Metacomp's Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code as of July, 1996.

In 1990, Metacomp filed a Chapter 11 bankruptcy petition. In 1991, the Bankruptcy Court confirmed Metacomp's plan of reorganization which provided for 60 monthly payments to creditors with minimum payments averaging $23,400 per month or larger depending on operating results. As of July 1996, the unsecured creditors were paid approximately 13% of their approved claims and the balance was discharged. One secured creditor was scheduled to be paid in full as part of the plan of reorganization. As of July 31, 1996, this secured creditor had a remaining balance of $312,306. The Company paid to this secured creditor a remaining balance of $252,306 plus accrued interest in conjunction with the business combination with Metacomp.

12.  SALES INFORMATION

EXPORT SALES

During the fiscal year ended May 31, 1998, the Company's foreign sales were less than 10% of total sales. During the fiscal year ended May 31, 1997, the Company's sales by geographic area consisted of the following:


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
                                                                      ==========

The Company has no foreign assets

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SALES TO MAJOR CUSTOMERS

The Company had sales in excess of 10% to the following customers:

                              1998                              1997
                              ----                              ----

          Customer     Sales            Percent        Sales             Percent
          --------     -----            -------        -----             -------
          A          $578,000            30.3%        $473,000            25.6%
          B          $478,000            25.1%        $472,000            25.5%
          C                --            --           $212,000            11.5%
          D          $207,000            10.9%              --            --

13.  FOURTH QUARTER ADJUSTMENTS

The Company recorded in the fourth quarter certain adjustments relative to non-cash interest expense related to convertible debt and associated debenture costs and a write-down of inventory due to obsolescence amounting to an aggregate of $2,100,000 which are discussed in Notes 5 and 6 to the Consolidated Financial Statements. Of the aggregate amount, $1,000,000 and $1,100,000 related to the third and fourth quarters, respectively. The Company plans to file an amended Form 10-QSB for the quarter ended February 28, 1998.

14.  SUBSEQUENT EVENT

In June 1998, the Company, the seller of the ShBoom technology and the co-inventor entered into a nonbinding agreement in principle to settle the dispute in consideration of mutual releases and the Company assigning patents on the ShBoom technology back to the co-inventor in exchange for the co-inventor granting a fully-paid, worldwide, sublicensable license to use the ShBoom technology patents exclusive in the Company's existing and future fields of use. In addition, nanoTronics agreed to release any obligation of the Company to deliver a number of shares of the Company's stock pursuant to the original acquisition agreement as discussed in Note 4 to the Consolidated Financial Statements. Any stock not delivered will be retired. Settlement documentation has been exchanged between the parties, although disputes remain concerning terms contained within the documents. The Company is unable at this time to determine whether such disputes will be resolved. The Company's Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PATRIOT SCIENTIFIC CORPORATION

                                    August 17, 1998


                                    By:           /s/ LOWELL W. GIFFHORN
                                                  -----------------------
                                                  Lowell W. Giffhorn
                                                  Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                         Title                              Date

      /s/JAMES T. LUNNEY           President, Director, Chief Executive       August 17, 1998
      ------------------            Officer
      James T. Lunney


      /s/LOWELL W. GIFFHORN        Chief Financial Officer, Principal         August 17, 1998
      ---------------------         Financial Officer and Principal
      Lowell W. Giffhorn            Accounting  Officer



      /s/ELWOOD G. NORRIS          Chairman and Director                      August 17, 1998
      -------------------
      Elwood G. Norris


      /s/MICHAEL A. CARENZO        Director                                   August 17, 1998
      ---------------------
      Michael A. Carenzo


      /s/NORMAN J. DAWSON          Vice President, General Manager           August 17, 1998
      -------------------           and Director
      Norman J. Dawson



      /s/DONALD BERNIER            Director                                  August 17, 1998
      -----------------
      Donald Bernier



      /s/HELMUT FALK JR.           Director                                  August 17, 1998
      ------------------
      Helmut Falk Jr.



      /s/RICHARD D. MCDANIEL       Director                                  August 17, 1998
      ----------------------
      Richard D. McDaniel

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             EXHIBITS TO FORM 10-KSB


                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For fiscal year ended May 31, 1998 Commission File No. 0-22182



                         PATRIOT SCIENTIFIC CORPORATION
                 (Name of small business issuer in its charter)

--------------------------------------------------------------------------------


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
        33-23143-FW                                                                        (1)

  3.2   Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18,
        File No. 33-23143-FW                                                               (1)

  3.3   Certificate of Incorporation of the Company, as filed with the
        Delaware Secretary of State on March 24, 1992, incorporated by
        reference to Exhibit 3.1 to Form 8-K dated May 12, 1992                            (1)

  3.3.1 Certificate of Amendment to the Certificate of Incorporation
        of the Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1
        to Form 10-KSB for the fiscal year ended May 31, 1995                              (1)

 3.3.2  Certificate of Amendment to the Certificate of Incorporation
        of the Company, as filed with the Delaware Secretary of State on June 19,1997, incorporated by reference to Exhibit 3.3.2
        to Form 10-KSB for the fiscal year ended May 31, 1997                              (1)


  3.4   Articles and Certificate of Merger of Patriot Financial Corporation
        into the Company dated May 1, 1992, with Agreement and Plan of
        Merger attached thereto as Exhibit A, incorporated by reference to
        Exhibit 3.2 to Form 8-K dated May 12, 1992                                         (1)

  3.5   Certificate of Merger issued by the Delaware Secretary of State on
        May 8, 1992, incorporated by reference to Exhibit 3.3 to Form 8-K
        dated May 12, 1992                                                                 (1)

  3.6   Certificate of Merger issued by the Colorado Secretary of State on
        May 12, 1992, incorporated by reference to Exhibit 3.4 to Form 8-K
        dated May 12, 1992                                                                 (1)

  3.7   Bylaws of the Company, incorporated by reference to Exhibit 3.5 to
        Form 8-K dated May 12, 1992                                                        (1)

  4.0   INSTRUMENTS ESTABLISHING RIGHTS OF SECURITY HOLDERS.

  4.1   Specimen common stock certificate, incorporated by reference to
        Exhibit 4.1 Form 8-K dated May 12, 1992                                            (1)

  4.2   Form of Stock Purchase Warrant (Labway Corporation) dated February 29,
        1996, exercisable to purchase 253,166 common shares at $1.58 per share until August 31, 1996, granted to investors in connection with an offering of securities made in reliance upon Regulation S, incorporated
        by reference to Exhibit 4.2 to Form 10-QSB for fiscal quarter ended 2/29/96        (1)

  4.3   Form of 6% Convertible Subordinated Promissory Note due September 30,
        1998 aggregating $1,500,000 to six investors incorporated by reference
        to Exhibit 4.3 to Form 10-QSB for fiscal quarter ended August 31, 1996             (1)

  4.4   Form of 5% Convertible Term Debenture (CC Investments, LDC) due
        June 2, 1999 aggregating $2,000,000 to two investors incorporated
        by reference to Exhibit 4.4 to Form 8-K dated June 16, 1997                        (1)

  4.5   Form of Stock Purchase Warrant (CC Investments, LDC) dated
        June 2, 1997 exercisable to purchase an aggregate of 400,000 common shares at $1.69125 per share until June 2, 2002, granted to two investors in connection with the offering of securities in Exhibit 4.4 incorporated
        by reference to Exhibit 4.5 to Form 8-K dated June 16, 1997                        (1)


  4.6   Registration Rights Agreement dated June 2, 1997 by and among the Company and CC Investments, LDC and the Matthew Fund, N.V.
        related to the registration of the common stock related to Exhibits
        4.4 and 4.5 incorporated by reference to Exhibit 4.6 to Form 8-K
        dated June 16, 1997                                                                (1)

  4.7   Form of Warrant to Purchase Common Stock (Swartz Family
        Partnership, L.P.) dated June 2, 1997 exercisable to purchase an aggregate of 211,733 common shares at $1.69125 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to
        Exhibit 4.7 to Form 8-K dated June 16, 1997                                        (1)

4.8     Registration Rights Agreement dated June 2, 1997 by and among the
        Company and Swartz Investments, LLC related to the registration of the common stock related to Exhibit 4.7 incorporated by reference to
        Exhibit 4.8 to Form 8-K dated June 16, 1997                                        (1)

4.9     Form of 5% Convertible Term Debenture (CC Investments, LDC) due
        June 2, 1999 aggregating $1,000,000 to two investors                               (2)

4.10    Form of Stock Purchase Warrant (CC Investments, LDC) dated
        November 24, 1997 exercisable to purchase an aggregate of 200,000 common shares at $1.50 per share until June 2, 2002, granted to two investors
        in connection with the offering of securities in Exhibit 4.9                       (2)

4.11    Form of Warrant to Purchase Common Stock (Swartz Family
        Partnership, L.P.) dated November 24, 1997 exercisable to purchase an aggregate of 105,867 common shares at $1.50 per share until
        June 2, 2002, granted to a group of investors in connection with
        the offering of securities in Exhibit 4.9                                          (2)

4.12    Form of Warrant to Purchase Common Stock (Investor Communications Group,
        Inc.) dated June 16, 1997 exercisable to purchase an aggregate of 130,000 common shares at prices ranging from $2.50 to $7.50 per share until June 15, 1999 (2)

4.13    Warrant to Purchase Common Stock issued to Spellcaster Telecommunications,
        Inc. dated April 28, 1998 exercisable to purchase an aggregate of 100,000
        common shares at $1.25 per share until April 28, 2000                              (2)

10.0    MATERIAL CONTRACTS.

10.1    1992 Incentive Stock Option Plan of the Company, incorporated
        by reference to Exhibit 10.1 to Form 8-K dated May 12, 1992                        (1)

10.1.1  Amendment to 1992 Incentive Stock Option Plan dated January 11, 1995, incorporated by reference to Exhibit 10.1.1 to Form S-8 dated July 17,
        1996                                                                               (1)

10.2    1992 Non-Statutory Stock Option Plan of the Company, incorporated by
        reference to Exhibit 10.2 to Form 8-K dated May 12, 1992                           (1)

10.2.1 Amendment to 1992 Non-Statutory Stock Option Plan dated January 11, 1995 incorporated by reference to Exhibit 10.2.1 to Form 10-KSB for fiscal year ended May 31, 1996 (1)

10.3    Lease Agreement between the Company's subsidiary Metacomp, Inc. and
        Clar-O-Wood Partnership, a California limited partnership dated April
        11, 1991 as amended November 11, 1992 and November 2, 1995, incorporated by reference to Exhibit 10.3 to Form 10-KSB for the fiscal year ended
        May 31, 1997                                                                       (1)

10.4    Stock Purchase Agreement dated November 29 and 30, 1995,
        between the Company and SEA, Ltd., incorporated by reference
        to Exhibit 10.4 to Form 8-K dated December 11, 1995                                (1)


10.4.1  Letter Amendment to Stock Purchase Agreement dated February 21,
        1996, between the Company and SEA, Ltd., incorporated by reference
        to Exhibit 10.4.1 to Form 10-QSB for fiscal quarter ended 2/29/96                  (1)

10.5    1995 Employee Stock Compensation Plan of the Company, incorporated by
        reference to Exhibit 10.5 to Form 10-QSB for fiscal quarter ended 11/30/95         (1)

10.6    Letter Stock and Warrant Agreement dated January 10, 1996 between the
        Company and Robert E. Crawford, Jr., incorporated by reference to
        Exhibit 10.6 to Form 10-QSB for fiscal quarter ended 2/29/96                       (1)

10.7    Non-Exclusive Manufacturing and Line of Credit Agreement dated
        February 28, 1996, between the Company and Labway Corporation, incorporated by reference to Exhibit 10.7 to Form 10-QSB for
        fiscal quarter ended 2/29/96                                                       (1)

10.8    Distribution and Representation Agreement dated February 28,
        1996, between the Company and Innoware, Inc., incorporated by
        reference to Form 10-QSB for fiscal quarter ended 2/29/96                          (1)

10.9    Employment Agreement dated November 20, 1995 between the
        Company and Elwood G. Norris, incorporated by reference to Exhibit 10.9
        to Registration Statement on Form SB-2 dated March 18, 1996                        (1)

10.9.1  First Amendment to Employment Agreement dated May 17, 1996 between the
        Company and Elwood G. Norris, incorporated by reference to Exhibit
        10.9.1 to Pre-Effective Amendment No. 2 to Registration Statement on
        Form SB-2 dated May 23, 1996                                                       (1)

10.10   Employment Agreement dated November 20, 1995 between the
        Company and Robert Putnam, incorporated by reference to Exhibit 10.10
        to Registration Statement on Form SB-2 dated March 18, 1996                        (1)

10.11   Sales Contractual Agreement dated March 19, 1996 between the
        Company and Evolve Software, Inc., incorporated by reference to
        Exhibit 10.11 to Pre-Effective Amendment No. 1 to Registration
        Statement on Form SB-2 dated April 29, 1996                                       (1)

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

10.12.1 First Amendment to Employment Agreement dated May 8, 1996 between the
        Company and Michael A. Carenzo dated September 23, 1996, incorporated by reference to Exhibit 10.12.1 to Form 10-KSB for the fiscal year ended
        May 31, 1997                                                                      (1)


10.13   1996 Stock Option Plan of the Company dated March 25, 1996 and approved by the Shareholders on May 17, 1996, incorporated by reference to
        Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2
        dated May 23, 1996                                                                (1)

10.14   Sales Contractual Agreement dated June 20, 1996 between the Company and Compunetics Incorporated incorporated by reference to Exhibit 10.14 to
        Form 10-KSB for fiscal year ended May 31, 1996                                    (1)

10.15   Sales Contractual Agreement dated July 31, 1996 between the Company and
        Premier Technical Sales, Inc. incorporated by reference to Exhibit 10.15 to
        Form 10-KSB for fiscal year ended May 31, 1996                                    (1)

10.16   Employment Agreement dated January 1, 1997 between the
        Company and Norman J. Dawson, incorporated by reference to Exhibit 10.16
        to Form 10-KSB for the fiscal year ended May 31, 1997                             (1)

10.17   Employment Agreement dated January 1, 1997 between the
        Company and Jayanta K. Maitra, incorporated by reference to Exhibit 10.17
        to Form 10-KSB for the fiscal year ended May 31, 1997                             (1)

10.18   Technology License and Distribution Agreement dated June 23, 1997 between the Company and Sun Microsystems, Inc., incorporated by reference
        to Exhibit 10.18 to Form 10-KSB for the fiscal year ended May 31, 1997            (1)

10.19   Employment Agreement dated March 23, 1998 between the Company
        and James Lunney                                                                  (2)

10.20   Employment Agreement dated July 28, 1997 between the Company
        and Philip Morettini                                                              (2)

10.21   Employment Agreement dated July 23, 1998 between the Company
        and Lowell W. Giffhorn                                                            (2)

23.0    CONSENTS OF EXPERTS AND COUNSEL.

23.1    Consent of BDO Seidman, LLP                                                       (2)

23.2    Consent of  Harlan & Boettger, Certified Public Accountants                       (2)

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

        (2) Exhibit filed herewith this Annual Report on Form 10-KSB for the fiscal year ended May 31, 1998

