Form 10QSB
period 1998-08-31
PATRIOT SCIENTIFIC CORP
filed 1998-10-07
CIK 836564

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended August 31, 1998

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

                    10989 Via Frontera, San Diego, California
                 ----------------------------------------------
                 92127 (Address of principal executive offices)

                                 (619) 674-5000
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                            40,019,154
-------------------------------                            ----------
           (Class)                              (Outstanding at October 7, 1998)

Transitional Small Business Disclosure Format (check one):  YES ____   NO X

                         PATRIOT SCIENTIFIC CORPORATION
                                      INDEX


                                                                                               Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

                  Consolidated Balance Sheets as of August 31, 1998 (unaudited)
                    and May 31, 1998                                                             3

                  Consolidated Statements of Operations for the three
                    months ended August 31, 1998 and 1997 (unaudited)                            4

                  Consolidated Statements of Cash Flows for the three months ended
                    August 31, 1998 and 1997 (unaudited)                                         5

                  Notes to Consolidated Financial Statements                                    6-9

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                   10


PART II. OTHER INFORMATION                                                                      14

         Item 1. Legal Proceedings                                                               *
         Item 2. Changes in Securities                                                           *
         Item 3. Defaults upon Senior Securities                                                 *
         Item 4. Submission of Matters to a Vote of Security Holders                             *
         Item 5. Other Information                                                               *
         Item 6. Exhibits and Reports on Form 8-K                                               14


SIGNATURES                                                                                      14


         *  No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         PATRIOT SCIENTIFIC CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                              August 31,              May 31,
                                                                 1998                   1998
                                                             (Unaudited)
Current Assets
    Cash and cash equivalents                                $    164,632           $    602,456
    Accounts receivable                                           479,385                593,542
    Inventories (Note 3)                                          186,856                230,417
    Prepaid expenses and other                                    304,551                109,365
                                                             ------------           ------------
      Total current assets                                      1,135,424              1,535,780

Property and equipment - net                                      527,395                453,211
Patents, trademarks, net                                          181,617                196,942
Other                                                              17,546                  3,721
                                                             ------------           ------------
    Total Assets                                             $  1,861,982           $  2,189,654
                                                             ============           ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                         $    901,723           $    391,184
    Accrued liabilities                                           140,403                131,088
    Current portion- capital lease obligations                      2,224                  2,179
                                                             ------------           ------------
        Total current liabilities                               1,044,350                524,451

Long-term Liabilities
    Capital lease obligations                                         782                  1,355
    5% Convertible Term Debentures (Note 5)                       370,000                507,000
                                                             ------------           ------------
        Total Liabilities                                       1,415,132              1,032,806

Stockholders' Equity
    Preferred stock $.00001 par value; authorized
      5,000,000 shares;  none outstanding                              --                     --
    Common stock $.00001 par value; authorized
      60,000,000 shares;  38,280,736 and 37,880,776
      shares issued and outstanding (Note 4)                          383                    379
    Additional paid-in capital (Note 4)                        18,709,965             18,396,092
    Accumulated deficit                                       (18,263,498)           (17,239,623)
                                                             ------------           ------------
                                                                  446,850              1,156,848
                                                             ------------           ------------
    Total Liabilities and Stockholders' Equity               $  1,861,982           $  2,189,654
                                                             ============           ============


                 See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended
                                                     August 31,
                                             1998                   1997

Net sales                                $    605,592           $    478,164

Cost of sales                                 379,478                253,291
                                         ------------           ------------

Gross profit                                  226,114                224,873

Operating expenses:
     Research and development                 701,992                356,947
     Selling, general and
       administrative                         402,771                666,944
                                         ------------           ------------
                                            1,104,763              1,023,891
                                         ------------           ------------
Operating loss                               (878,649)              (799,018)
                                         ------------           ------------
Other income (expenses):
     Interest income                            3,589                 20,377
     Interest expense                            (869)                    --
     Non-cash interest expense
       related to convertible
       debentures (Note 5)                   (147,946)              (380,475)
                                         ------------           ------------
                                             (145,226)              (360,098)
                                         ------------           ------------
Net loss                                 $ (1,023,875)          $ (1,159,116)
                                         ============           ============

Basic and diluted income (loss)
     per common share:                   $      (0.03)          $      (0.04)
                                         ============           ============

Weighted average number of
  common shares outstanding
  during the period (Note 1)               33,580,756             28,727,282
                                         ============           ============

                See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Three Months Ended August 31,
                                                                   1998                  1997
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
       Net loss                                               $(1,023,875)          $(1,159,116)
       Adjustments to reconcile net loss
         to cash used in operating activities:
           Amortization and depreciation                          104,453                63,047
           Amortization of debt issuance costs                     23,000                    --
           Non-cash interest expense related to
               convertible debentures (Note 5)                    147,946               380,475
           Changes in:
              Accounts receivable                                 114,157              (188,952)
               Inventories                                         43,561                32,777
               Prepaid and other assets                          (209,011)             (225,784)
               Accounts payable and accrued expenses              519,854               451,883
                                                              -----------           -----------
Net cash used in operating activities                            (279,915)             (645,670)
                                                              -----------           -----------
INVESTING ACTIVITIES-
       Purchase of property and equipment                        (163,312)             (302,860)

FINANCING ACTIVITIES:
       Principal payments on notes payable and
         long-term debt                                              (528)                 (597)
       Proceeds from issuance of common stock
         and exercise of common stock warrants
         and options                                                5,931                64,123
       Proceeds from issuance of convertible notes                     --             2,000,000
                                                              -----------           -----------
           Net cash provided by financing activities                5,403             2,063,526
                                                              -----------           -----------
Net Increase (Decrease) in Cash                                  (437,824)            1,114,996
Cash and cash equivalents at
  beginning of period                                             602,456               477,675
                                                              -----------           -----------
Cash and cash equivalents at
  end of period                                               $   164,632           $ 1,592,671
                                                              ===========           ===========

Supplemental Disclosure of Cash Flow Information:
       Convertible notes and accrued interest
         exchanged for common stock                           $   165,116           $        --
                                                              ===========           ===========
       Cash payments for interest                                      69                    --
                                                              ===========           ===========



                See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of Patriot Scientific Corporation ("the Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended May 31, 1998.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month period are not necessarily indicative of the results that may be expected for the year.

Income (Loss) Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Standard of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which required the Company to change the method used to calculate earnings per share. Under SFAS No. 128, basic earnings (loss) per share is calculated as income (loss) available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is calculated as net income (loss) divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options, common stock warrants, and debt convertible into common stock. Common stock options of 206,201 and 1,600,546 and debt convertible into 992,177 and 1,738,265 common shares of stock were not included in diluted earnings (loss) per share for the periods ended August, 1998 or 1997, respectively, as the effect was antidilutive due to the Company recording losses in each of those periods.

In addition, 2,500,000 shares of common stock in escrow that may have been earned as of August 31, 1998 were not considered outstanding for diluted earnings (loss) per share because the Company is currently negotiating whether they will be released.

Options and warrants to purchase 4,654,291 shares of common stock at exercise prices from $0.585 to $7.50 per share were outstanding at August 31, 1998 but were not included in the computation of diluted earnings (loss) per share because the exercise prices were greater than the average market price of the common shares. Options and warrants to purchase 1,322,733 shares of common stock at exercise prices from $1.69 to $7.50 per share were outstanding at August 31, 1997 but were not included in the computation of diluted earnings (loss) per share because the exercise prices were greater than the average market price of the common shares.

2.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owner and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 130 has been adopted and there was no effect on the financial statements.

Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of the standard.

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

Inventories at August 31, 1998 and May 31, 1998, consist of the following:

                               August 31, 1998       May 31, 1998
Component parts                   $ 394,008           $ 418,502
Work in process                      73,863              60,136
Finished goods                       83,985             116,779
                                  ---------           ---------
                                    551,856             595,417
Reserve for obsolescence           (365,000)           (365,000)
                                  ---------           ---------
                                  $ 186,856           $ 230,417
                                  =========           =========


                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


4. STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the three months ended August 31, 1998:

                                                                  Common
                                                                   Shares              Dollars
Balance June 1, 1998                                             37,880,776          $18,396,471
Exercise of stock options                                            32,626                5,931
Stock issued for conversion of notes and related
  accrued interest                                                  367,334              165,116
Non-cash interest expense related to convertible notes
  recorded to additional paid-in capital                                 --              142,830
                                                                -----------          -----------
Balance August 31, 1998                                          38,280,736          $18,710,348
                                                                ===========          ===========

A total of 5,000,000 shares of the Company's outstanding common stock was issued as a contingent cost of the Company's acquisition of its ShBoom Technology. As of August 31, 1998, 500,000 shares have been released from escrow. At August 31, 1998, 4,500,000 shares remain in escrow of which 2,500,000 shares may have been earned but remain in escrow pending the outcome of continuing discussions between the Company, the seller of the ShBoom Technology and one of the co-inventors of the technology. Any of the escrowed shares not released prior to May 31, 1999 are to be returned to the Company and canceled. The 4,500,000 shares are excluded from the calculation of basic and diluted weighted average number of common shares outstanding for the computation of (loss) per share until the shares are released or the dispute is settled.

At August 31, 1998, the Company had 165,000 options outstanding pursuant to its 1992 ISO Stock Option Plan exercisable at prices ranging from $0.50 to $2.30 per share expiring beginning 2000 through 2001. The Company had 511,753 options outstanding pursuant to its 1992 NSO Stock Option Plan exercisable at prices ranging from $0.18 to $2.30 per share expiring beginning 1999 through 2002. The Company also had 3,536,691 options outstanding pursuant to its 1996 Stock Option Plan exercisable at $0.45 to $2.30 per share expiring beginning in 1999 through 2003. Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

As of October 1, 1995, the Board of Directors adopted the 1995 Employee Stock Compensation Plan providing for the issuance of up to 250,000 common shares to Employees, as defined. Executive officers and directors were not eligible under the Plan. Through August 31, 1998 the Company had issued 217,600 common shares pursuant to the plan. The plan expired on September 30, 1998 with no additional common shares being issued.

At August 31, 1998, the Company had warrants outstanding exercisable into 1,147,600 common shares at exercise prices ranging from $1.25 to $7.50 per share expiring beginning in 1999 through 2002.


5.  5% CONVERTIBLE TERM DEBENTURES

In June, 1997, the Company issued to a limited number of investors for cash an aggregate of $2,000,000 of unsecured 5% Convertible Term Debentures due June 2, 1999 ("Debentures") and Stock Purchase Warrants ("Warrants") with a right to purchase an aggregate 611,733 shares of common stock, par value $.00001 per share, at an exercise price of $1.69125. In September 1998, the exercise price for related warrants to purchase 370,000 shares of common stock was reduced from $1.69125 to $0.36. In November 1997, the Company issued to the same investors for cash an

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

aggregate of $1,000,000 of Debentures due June 2, 1999 and Warrants with a right to purchase an aggregate 305,867 shares of common stock, par value $.00001 per share, at an exercise price of $1.50. In September 1998, the exercise price for related warrants to purchase 185,000 shares of common stock was reduced from $1.50 to $0.36. The additional value related to the warrants due to the reduction in the exercise price will be reflected as additional interest expense in the second fiscal quarter of 1999.

The principal and interest amount of each Debenture could, at the election of the holder, be converted in whole or in part and from time to time into fully paid and nonassessable shares of common stock, $.00001 par value, of the Company, at a price which was the lower of (i) $1.1646 per share or (ii) depending on the number of days the Debentures had been held after the funding date, from 75% to 91% of the average of the closing bid prices for the common stock for the ten consecutive trading days ending on the trading day immediately preceding such conversion date.

As of August 31, 1998, $2,605,000 of the Debentures and the accrued interest thereon had been converted into 4,700,927 common shares of the Company. The balance of the Debentures were converted into 1,368,418 common shares of the Company during September 1998.

Convertible debt instruments which are convertible at a discount to market are accounted for by treating such discount as additional interest expense. The Company computed the amount of the discount based on the difference between the conversion price and fair value of the underlying common stock on the dates the Debentures were issued. The Company recorded $2,160,941 of additional paid-in capital for the discount related to the embedded interest in the Debentures. Of this amount, $142,830 has been expensed during the first fiscal quarter ended August 31, 1998 under the caption "Non-cash interest expense related to convertible notes."

 6.   SUBSEQUENT EVENT

In June 1998, the Company, the seller of the ShBoom technology and the co-inventor entered into nonbinding mediation to settle the dispute. Settlement documentation had been exchanged between the parties, although disputes remained concerning terms contained within the documents. In September 1998, the mediation broke off due to an inability to resolve the disputes. The Company is unable at this time to determine whether such disputes will eventually be resolved. The Company's Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "FUTURE PERFORMANCE AND RISK FACTORS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MAY 31, 1998.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 1998 AND 1997

Net sales. Total net sales for the first quarter of fiscal 1999 increased 26.6% to $605,592 from $478,164 for the first quarter of fiscal 1998. This increase was due primarily to the initial revenue on the Company's $3.3 million kiosk application order. The remainder of the kiosk order is scheduled to be shipped during the balance of fiscal year 1999.

Cost of sales. Cost of sales as a percentage of net sales increased to 62.7% for the first quarter of fiscal 1999 compared to 53.0% for the corresponding quarter of the previous fiscal year. This increase is due to lower profit margins on the Company's $3.3 million kiosk application order. The remainder of the kiosk order, which is scheduled to be shipped during the balance of fiscal year 1999, is anticipated to put upward pressure on the cost of sales as a percentage of net sales for the current fiscal year when compared to corresponding periods of the previous fiscal year.

Research and development expenses increased by 96.7% from $356,947 for the first fiscal quarter of 1998 to $701,992 for the first fiscal quarter of 1999. This increase was due to an increase in licensed software support and update fees, increased costs of porting a real time operating system to the PSC1000, and costs related to the development of the kiosk.

Selling, general and administrative expenses decreased by 39.6% from $666,944 for the first quarter of fiscal 1998 to $402,771 for the first quarter of fiscal 1999. This decrease was due primarily to a reduction in costs related to the $2 million financing during the first quarter of fiscal 1998 and a reduction in legal fees.

Other income (expense) was significantly lower for the first quarter of fiscal 1999 as a result of the non-cash interest related to discounted notes discussed in Note 5 to the consolidated financial statements and the interest on the same notes.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 1998, working capital was $91,074 and cash and cash equivalents totaled $164,632. The Company has funded its operations primarily through the issuance of securities. Cash and cash equivalents decreased $437,824 during the three months ended August 31, 1998. The net cash used in operating activities was $279,915 and additions to property and equipment were $163,312.

The Company's liquidity for the next twelve months is anticipated to be provided by an exercise of warrants to purchase 555,000 shares of common stock for $200,000, the cash profits related to the $3.3 million kiosk order which is anticipated to ship over the balance of the current fiscal year, short-term debt instruments, and additional equity financings.

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

Based on the current fiscal year's rate of cash operating expenditures and current plans, management anticipates additional cash requirements for the next twelve months. There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would therefore have a material adverse effect on the Company's business. Further there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on existing shareholders of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owner and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 130 has been adopted and there was no effect on the financial statements.

Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of the standard.

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

Since the business combination with Metacomp, effective December, 1996, the Company has segregated its operations into microprocessor, communication, and radar/antenna segments. However, synergistic technical and other resources can and will be deployed across all three segments.

Product revenues have been primarily from the communication segment. The communication products are specifically designed to fill both the high speed data as well as the video conferencing requirements of the Internet.

The microprocessor continues to be the Company's primary development focus. The Company has completed development of a 0.35 micron version of the PSC1000 which has resulted in increased processing speed and performance. In addition, the Company is running the Sun Microsystems's Java OS on the PSC1000. The PSC1000 executes Java very efficiently, and is the price/performance leader in the Java processor marketplace. This enhancement is expected to increase potential market opportunities in areas such as TV set top boxes, smart phones, PDAs, network computers, and other Internet related products.

The Company's primary focus for the radar and antenna technology segment continues to be to pursue various government agencies and commercial entities to fund additional development efforts to establish business partnerships that will enable the Company to commercialize this technology. The Company recently completed the first phase of a development contract and has submitted a proposal for additional funding to the Navy to continue development of the gas antenna.

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

The Company acquired its ShBoom technology pursuant to a chain of agreements and there is uncertainty regarding royalty payments, if any, and indemnification from prior parties. The Company does not believe it is obligated to pay any royalties on aspects of the ShBoom technology specified in prior agreements between nanoTronics Corporation and previous inventors. The Company believes, should there be royalties due to previous inventors, that the obligation is that of nanoTronics. The Company was previously informed by nanoTronics that an offer to the inventor to resolve these uncertainties was rejected. The Company could become subject to unindemnified claims relating to any failure by nanoTronics to pay such royalties, if due. Also the company could become liable for up to $1,250,000 to nanoTronics under certain indemnification provisions.

In June 1998, the Company, the seller of the ShBoom technology and the co-inventor entered into nonbinding mediation to settle the dispute. Settlement documentation had been exchanged between the parties, although disputes remained concerning terms contained within the documents. In September 1998, the mediation broke off due to an inability to resolve the disputes. The Company is unable at this time to determine whether such disputes will eventually be resolved. The Company's Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                       PATRIOT SCIENTIFIC CORPORATION


Date: October 7, 1998                  By:       /s/ LOWELL W. GIFFHORN
                                                --------------------------------
                                                Chief Financial Officer

                                                (Principal Financial and
                                                Accounting Officer and duly
                                                authorized to sign on behalf
                                                of the Registrant)