Form 10QSB
period 1998-11-30
PATRIOT SCIENTIFIC CORP
filed 1999-01-14
CIK 836564

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended November 30, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                           40,534,589
-------------------------------                           ----------
          (Class)                              (Outstanding at January 12, 1999)

Transitional Small Business Disclosure Format (check one):  YES [ ] NO [X]

                         PATRIOT SCIENTIFIC CORPORATION
                                      INDEX


                                                                                          Page
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements:

               Consolidated Balance Sheets as of November 30, 1998 (unaudited)
                 and May 31, 1998                                                           3

               Consolidated Statements of Operations for the six months and three
                 months ended November 30, 1998 and 1997 (unaudited)                        4

               Consolidated Statements of Cash Flows for the six months ended
                 November 30, 1998 and 1997 (unaudited)                                     5

               Notes to Consolidated Financial Statements                                  6-9

        Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                 10


PART II. OTHER INFORMATION                                                                 15

        Item 1. Legal Proceedings                                                          15
        Item 2. Changes in Securities                                                       *
        Item 3. Defaults upon Senior Securities                                             *
        Item 4. Submission of Matters to a Vote of Security Holders                         *
        Item 5. Other Information                                                           *
        Item 6. Exhibits and Reports on Form 8-K                                           15


SIGNATURES                                                                                 15


        *  No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         PATRIOT SCIENTIFIC CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               November 30,             May 31,
                                                                  1998                    1998
                                                               (Unaudited)
Current Assets
     Cash and cash equivalents                                $     39,355           $    602,456
     Accounts receivable                                           369,818                593,542
     Inventories (Note 3)                                          220,527                230,417
     Prepaid expenses and other                                    275,463                109,365
                                                              ------------           ------------
       Total current assets                                        905,163              1,535,780

Property and equipment - net                                       596,488                453,211
Patents, trademarks, net                                           166,292                196,942
Other                                                                3,720                  3,721
                                                              ============           ============
     Total Assets                                             $  1,671,663           $  2,189,654
                                                              ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Short term notes payable                                 $    194,410           $         --
     Accounts payable                                            1,220,164                391,184
     Accrued liabilities                                           131,505                131,088
     Current portion- capital lease obligations                      2,269                  2,179
                                                              ------------           ------------
         Total current liabilities                               1,548,348                524,451

Long-term Liabilities
     Capital lease obligations                                         197                  1,355
     5% Convertible Term Debentures (Note 5)                            --                507,000
                                                              ------------           ------------
         Total Liabilities                                       1,548,545              1,032,806

Stockholders' Equity
     Preferred stock $.00001 par value; authorized
       5,000,000 shares;  none outstanding                              --                     --
     Common stock $.00001 par value; authorized
       60,000,000 shares;  40,204,154 and 37,880,776
       shares issued and outstanding (Note 4)                          402                    379
     Additional paid-in capital (Note 4)                        19,471,472             18,396,092
     Accumulated deficit                                       (19,348,756)           (17,239,623)
                                                              ------------           ------------
                                                                   123,118              1,156,848
                                                              ============           ============
     Total Liabilities and Stockholders' Equity               $  1,671,663           $  2,189,654
                                                              ============           ============

                 See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months Ended                      Six Months Ended
                                                November 30,                            November 30,
                                          1998                 1997               1998                1997
Net sales                             $    230,905        $    408,856        $    836,497        $    887,020

Cost of sales                              190,420             183,409             569,898             436,700
                                      ------------        ------------        ------------        ------------

Gross profit                                40,485             225,447             266,599             450,320

Operating expenses:
     Research and development              453,497             452,489           1,155,489             824,761
     Selling, general and
       administrative                      514,904             710,246             917,675           1,361,865
                                      ------------        ------------        ------------        ------------
                                           968,401           1,162,735           2,073,164           2,186,626
                                      ------------        ------------        ------------        ------------
Operating loss                            (927,916)           (937,288)         (1,806,565)         (1,736,306)
                                      ------------        ------------        ------------        ------------
Other income (expenses):
     Interest income                           130              14,739               3,719              35,116
     Interest expense                       (5,616)            (59,797)             (6,485)            (59,797)
     Non-cash interest expense
       related to convertible
       debentures (Note 5)                (151,856)           (244,203)           (299,802)           (624,678)
                                      ------------        ------------        ------------        ------------
                                          (157,342)           (289,261)           (302,568)           (649,359)
                                      ------------        ------------        ------------        ------------
Net loss                              $ (1,085,258)       $ (1,226,549)       $ (2,109,133)       $ (2,385,665)
                                      ============        ============        ============        ============

Basic and diluted income (loss)
     per common share:                $      (0.03)       $      (0.04)       $      (0.06)       $      (0.08)
                                      ============        ============        ============        ============

Weighted average number of
  common shares outstanding
  during the period (Note 1)            34,742,446          28,951,838          34,161,601          28,839,560
                                      ============        ============        ============        ============

                 See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                              Six Months Ended November 30,
                                                                                 1998                  1997
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
      Net loss                                                               $(2,109,133)          $(2,385,665)
      Adjustments to reconcile net loss
        to cash used in operating activities:
          Amortization and depreciation                                          160,469               133,824
          Amortization of debt issuance costs                                     48,000                    --
          Warrants issued for services                                                --                10,500
          Non-cash compensation expense                                               --               375,000
          Non-cash interest expense related to
              convertible debentures (Note 5)                                    314,472               624,678
          Changes in:
             Accounts receivable                                                 223,724              (157,938)
              Inventories                                                          9,890                62,051
              Prepaid and other assets                                          (166,097)             (333,784)
              Accounts payable and accrued expenses                              829,397                44,497
                                                                             -----------           -----------
Net cash used in operating activities                                           (689,278)           (1,626,837)
                                                                             -----------           -----------
INVESTING ACTIVITIES-
      Purchase of property and equipment                                        (273,096)             (302,860)

FINANCING ACTIVITIES:
      Proceeds from the issuance of notes payable                                194,410                    --
      Principal payments on notes payable and
        long-term debt                                                            (1,068)                 (796)
      Proceeds from issuance of common stock
        and exercise of common stock warrants
        and options                                                              205,931               202,533
      Proceeds from issuance of convertible notes                                     --             3,000,000
                                                                             -----------           -----------
          Net cash provided by financing activities                              399,273             3,201,737
                                                                             -----------           -----------
Net Increase (Decrease) in Cash                                                 (563,101)            1,272,040
Cash and cash equivalents at
  beginning of period                                                            602,456               477,675
                                                                             -----------           -----------
Cash and cash equivalents at
  end of period                                                              $    39,355           $ 1,749,715
                                                                             ===========           ===========

Supplemental Disclosure of Cash Flow Information:
      Convertible notes and accrued interest
        exchanged for common stock                                           $   575,642           $    10,234
                                                                             ===========           ===========
      Cash payments for interest                                                   6,485                    --
                                                                             ===========           ===========

                 See notes to consolidated financial statements

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

Income (Loss) Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Standard of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which required the Company to change the method used to calculate earnings per share. Under SFAS No. 128, basic earnings (loss) per share is calculated as income (loss) available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is calculated as net income (loss) divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options, common stock warrants, and debt convertible into common stock. Common stock options of 155,032 and 1,030,686 for the three months and 180,617 and 1,315,616 for the six months and debt convertible into none and 2,609,534 common shares of stock for the three months and 496,089 and 2,173,900 common shares of stock for the six months were not included in diluted earnings (loss) per share for the periods ended November 30, 1998 or 1997, respectively, as the effect was antidilutive due to the Company recording losses in each of those periods.

In addition, 4,500,000 shares of common stock in escrow as of November 30, 1998 were not considered outstanding for diluted earnings (loss) per share because the Company is currently negotiating whether they will be released.

Options and warrants to purchase 4,209,291 shares of common stock at exercise prices from $0.50 to $2.30 per share were outstanding at November 30, 1998 but were not included in the computation of diluted earnings (loss) per share because the exercise prices were greater than the average market price of the common shares. Options and warrants to purchase 2,039,600 shares of common stock at exercise prices from $1.37 to $7.50 per share were outstanding at November 30, 1997 but were not included in the computation of diluted earnings (loss) per share because the exercise prices were greater than the average market price of the common shares.

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

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

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

Inventories at November 30, 1998 and May 31, 1998, consist of the following:

                                   November 30, 1998            May 31, 1998
Component parts                        $ 386,128                $ 418,502
Work in process                           76,118                   60,136
Finished goods                           123,281                  116,779
                                       ---------                ---------
                                         585,527                  595,417
Reserve for obsolescence                (365,000)                (365,000)
                                       ---------                ---------
                                       $ 220,527                $ 230,417
                                       =========                =========

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


4. STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the six months ended November 30, 1998:

                                                                        Common
                                                                        Shares                   Dollars
Balance June 1, 1998                                                  37,880,776               $18,396,471
Exercise of stock options                                                 32,626                     5,931
Stock issued for conversion of notes and related
  accrued interest                                                     1,735,752                   575,642
Exercise of warrants                                                     555,000                   200,000
Non-cash interest expense related to convertible notes
  recorded to additional paid-in capital                                      --                   293,830
                                                                     -----------               -----------
Balance November 30, 1998                                             40,204,154               $19,471,874
                                                                     ===========               ===========

A total of 5,000,000 shares of the Company's outstanding common stock was issued as a contingent cost of the Company's acquisition of its ShBoom Technology. As of November 30, 1998, 500,000 shares have been released from escrow. At November 30, 1998, 4,500,000 shares remain in escrow of which 3,000,000 shares may have been earned but remain in escrow pending the resolution of litigation which has been filed against the Company and nanoTronics, the seller of the ShBoom Technology, by one of the co-inventors of the technology. Any of the escrowed shares not released prior to May 31, 1999 are to be returned to the Company and canceled. The 4,500,000 shares are excluded from the calculation of basic and diluted weighted average number of common shares outstanding for the computation of (loss) per share until the shares are released or the dispute is settled.

At November 30, 1998, the Company had 165,000 options outstanding pursuant to its 1992 ISO Stock Option Plan exercisable at prices ranging from $0.50 to $2.30 per share expiring beginning 2000 through 2001. The Company had 511,753 options outstanding pursuant to its 1992 NSO Stock Option Plan exercisable at prices ranging from $0.18 to $2.30 per share expiring beginning 1999 through 2002. The Company also had 3,536,691 options outstanding pursuant to its 1996 Stock Option Plan exercisable at $0.45 to $2.30 per share expiring beginning in 1999 through 2003. Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

As of October 1, 1995, the Board of Directors adopted the 1995 Employee Stock Compensation Plan providing for the issuance of up to 250,000 common shares to Employees, as defined. Executive officers and directors were not eligible under the Plan. Through September 30, 1998 the Company had issued 217,600 common shares pursuant to the plan. The plan expired on September 30, 1998 with no additional common shares being issued.

At November 30, 1998, the Company has warrants outstanding exercisable into 512,600 common shares at exercise prices ranging from $0.50 to $1.69 per share expiring beginning in 2000 through 2003.


5.  5% CONVERTIBLE TERM DEBENTURES

In June, 1997, the Company issued to a limited number of investors for cash an aggregate of $2,000,000 of unsecured 5% Convertible Term Debentures due June 2, 1999 ("Debentures") and Stock Purchase Warrants ("Warrants") with a right to purchase an aggregate 611,733 shares of common stock, par value $.00001 per share, at an exercise price of

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

$1.69125. In September 1998, the exercise price for related warrants to purchase 370,000 shares of common stock was reduced from $1.69125 to $0.36. In November 1997, the Company issued to the same investors for cash an aggregate of $1,000,000 of Debentures due June 2, 1999 and Warrants with a right to purchase an aggregate 305,867 shares of common stock, par value $.00001 per share, at an exercise price of $1.50. In September 1998, the exercise price for related warrants to purchase 185,000 shares of common stock was reduced from $1.50 to $0.36. The additional warrants value due to the reduction in the exercise price of $142,500 was reflected as additional interest expense in the second fiscal quarter of 1999.

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

As of November 30, 1998, the Debentures had been fully converted into 6,069,345 common shares of the Company. In addition, as of November 30, 1998, the investors had exercised warrants to purchase 555,000 common shares of the Company.

Convertible debt instruments which are convertible at a discount to market were accounted for by treating such discount as additional interest expense. The Company computed the amount of the discount based on the difference between the conversion price and fair value of the underlying common stock on the dates the Debentures were issued. The Company recorded $2,160,941 of additional paid-in capital for the discount related to the embedded interest in the Debentures. Of this amount, $142,830 has been expensed during the six months ended November 30, 1998 under the caption "Non-cash interest expense related to convertible notes."

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997

Net sales. Total net sales for the second quarter of fiscal 1999 decreased 43.5% to $230,905 from $408,856 for the second quarter of fiscal 1998. This decrease was due primarily to rescheduling the product delivery on the Company's $3.3 million kiosk application order coupled with a reduction in follow on shipments for the Company's matured communication products several of which are approaching the end of their life cycles. Development and sales of new communications products have not achieved a level to replace the maturing products. The balance of the kiosk order is scheduled to be shipped during the remainder of fiscal year 1999.

Cost of sales. Cost of sales as a percentage of net sales increased to 82.5% for the second quarter of fiscal 1999 compared to 44.9% for the corresponding quarter of the previous fiscal year. This increase is due in part to lower profit margins on the Company's $3.3 million kiosk application order compared to profit margins typically associated with the Company's other product lines. The remainder of the kiosk order, which is scheduled to be shipped during the balance of fiscal year 1999, is anticipated to put upward pressure on the cost of sales as a percentage of net sales for the current fiscal year when compared to corresponding periods of the previous fiscal year. In addition, the fixed production costs being allocated over a reduced sales base during the second quarter of fiscal 1999 resulted in additional upward pressure on the cost of sales as a percentage of sales.

Research and development expenses remained substantially the same at $453,497 for the second fiscal quarter of 1999 compared to $452,489 for the second fiscal quarter of 1998.

Selling, general and administrative expenses decreased by 27.5% from $710,246 for the second quarter of fiscal 1998 to $514,904 for the second quarter of fiscal 1999. This decrease was due primarily to a $375,000 reduction in costs related to the release from escrow of 500,000 shares to the seller of the ShBoom technology during the second quarter of fiscal 1998 offset by an increase in legal fees during the second quarter of fiscal 1999. When and if the additional 4,500,000 escrowed shares are released, selling, general and administrative expenses would be impacted significantly.

Other income (expense) was significantly lower for the second quarter of fiscal 1999 as a result of the non-cash interest related to discounted notes discussed in Note 5 to the consolidated financial statements and the interest on the same notes.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997

Net sales. Total net sales for the six months ended November 30, 1998 decreased 5.7% to $836,497 from $887,020 for the corresponding period of fiscal 1998. This decrease was due primarily to rescheduling the product delivery on the Company's $3.3 million kiosk application order coupled with a reduction in follow on shipments for the Company's matured communication products several of which are approaching the end of their life cycles.

Development and sales of new communications products have not achieved a level to replace the maturing products. The balance of the kiosk order is scheduled to be shipped during the remainder of fiscal year 1999.

Cost of sales. Cost of sales as a percentage of net sales increased to 68.1% for the six months ended November 30, 1998 compared to 49.2% for the corresponding period of the previous fiscal year. This increase is due in part to lower profit margins on the Company's $3.3 million kiosk application order compared to profit margins typically associated with the Company's other product lines. The remainder of the kiosk order, which is scheduled to be shipped during the balance of fiscal year 1999, is anticipated to put upward pressure on the cost of sales as a percentage of net sales for the current fiscal year when compared to corresponding periods of the previous fiscal year.

Research and development expenses increased 40.1% for the six months ended November 30, 1998 to $1,155,489 from $824,761 for the corresponding period for the previous fiscal year. This was due to an increase in licensed software support and update fees for the Java OS and Personal Java application, increased costs of porting a real time operating system to the PSC1000, and costs related to the development of the kiosk.

Selling, general and administrative expenses decreased by 32.6% from $1,361,865 for the six months ended November 30, 1998 compared to $917,675 for the corresponding period of the previous fiscal year. This decrease was due primarily to a reduction in costs related to the release from escrow of 500,000 shares to the seller of the ShBoom technology during the second quarter of fiscal 1998 discussed above coupled with a reduction in compensation expenses.

Other income (expense) was significantly lower for the six months ended November 30, 1998 compared to the corresponding period for the previous fiscal year as a result of the non-cash interest related to discounted notes discussed in Note 5 to the consolidated financial statements and the interest on the same notes.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 1998, working capital was a negative $643,185 and cash and cash equivalents totaled $39,355. The Company has funded its operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $563,101 during the six months ended November 30, 1998. The net cash used in operating activities was $689,278, additions to property and equipment were $273,096, and funds generated from debt and equity financings were $399,273. During the six months ended November 30 1998, accounts receivable decreased $223,724 as a result of a reduction in sales and increased collection efforts. Prepaid expenses increased $166, 098 as a result of maintenance contracts on software being amortized over the entire year. Accounts payable increased $828,980 as a result of annual obligations for software maintenance and a slow down in payments as a result of the cash and cash equivalent reduction. The Company did procure several short term notes and established an accounts receivable line of credit with its bank during the second fiscal quarter of 1999 totaling $194,410.

The Company's liquidity for the next twelve months is anticipated to be provided by (1) the cash profits related to the $3.3 million kiosk order, a portion of which is anticipated as an advance payment previous to any product shipments,
(2) short-term debt instruments, including a receivable financing arrangement established with the Company's bank, and (3) additional equity financings.

The Company anticipates that it may require additional equipment, fabrication, components and supplies during the next twelve months to continue development of the Company's technologies. Product introductions such as those currently underway for communication products and the PSC1000 may require significant inventory, product launch, marketing personnel and other expenditures not presently estimable by management. Further, if expanded development is commenced or new generations of microprocessors or radar are accelerated beyond current plans, additional expenditures, not currently estimable by management, may be required. It is possible therefore, that higher levels of expenditures may be required than currently contemplated by management resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise.

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

YEAR 2000 COMPLIANCE

Many existing computer programs use only two digits to identify a year in the date field, with the result that data referring to the year 2000 and subsequent years may be misinterpreted by these programs. If present in the computer applications of the company or third parties (such as customers, financial institutions, and suppliers) and not corrected, this problem may cause computer applications to fail or to create erroneous results and could cause a disruption in operations and have an adverse effect on the company's business and results of operations.

The Company adopted a formal plan to evaluate its readiness for the Year 2000 and address any deficiencies. The plan encompasses 1) information technology
(IT) systems, 2) non-IT systems, 3) Company products, and 4) systems of third parties, including distributors and key suppliers.

        INFORMATION TECHNOLOGY: The Company's principal computer systems that it uses for financial accounting, manufacturing, inventory control, purchasing, sales administration, engineering, and other business functions have been determined to not be Year 2000 compliant. The Company has identified a replacement system that it will purchase, install, and have fully functional before June 30, 1999. The cost of this new system will be approximately $30,000.

        NON-IT SYSTEMS: By the end of the second quarter of 1999, the Company expects to have completed an evaluation of telephone systems, manufacturing equipment, facility heating and cooling systems, and other non-IT systems for Year 2000 readiness, and will promptly take remedial action as necessary.

        COMPANY PRODUCTS: The Company has completed a series of tests, utilizing industry standards, of the electronics systems of its products, including those product lines no longer being manufactured but remaining in use at customer sites, and has determined that the products should continue to operate according to specification after December 31, 1999.

        KEY VENDORS AND SUPPLIERS: The Company will initiate a survey of its key vendors and suppliers to assess their plans for bringing any non-compliant systems into Year 2000 compliance. Such study is expected to be completed by the end of the second calendar quarter of 1999.

Other than the replacement computer system discussed above, substantially all of the effort to evaluate the Company's Year 2000 readiness has been made using internal personnel, and therefore incremental expenses have been less than $50,000. The Company has not incurred any material expenses in connection with its evaluation of non-IT systems, and does not expect material expense in the future, although the evaluation of non-IT systems is not yet complete. The Company has not incurred any material expenses to date in connection with the evaluation of its products and the status of its vendors and suppliers with respect to Year 2000 issues, and does not anticipate material expenses in the future, although the evaluation of key vendors' and suppliers' Year 2000 readiness is not yet complete.

Efforts on the Company's Year 2000 readiness plan, as well as its consideration of contingency plans, are ongoing and will continue to evolve as new information becomes available. At this stage of the process, the Company believes that it is difficult to identify the cause of the most reasonably likely worst case Year 2000 scenario. The Company has not yet adopted any formal contingency plans, and will determine the need for such plans as part of its ongoing assessment of vendors and suppliers, products, and internal business systems. Due to the complexity and pervasiveness of the Year 200 issue, and in particular the uncertainty regarding the Year 2000 compliance programs of third parties, no assurances can be given that there will not be material adverse effects on the Company's business or its results from operations.

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

The Company's primary focus for the radar and antenna technology segment continues to be to pursue various government agencies and commercial entities to fund additional development efforts and to establish business partnerships that will enable the Company to commercialize this technology. The Company recently completed the first phase of a development contract and has submitted a proposal for additional funding to the Navy to continue development of the gas antenna.

The Company is focusing its sales efforts on original equipment manufacturers, system integrators, and Internet service providers for both the microprocessor and communication segments. In addition, the Company anticipates using the microprocessor in existing and future products developed in all three product segments.

The Company has experienced in the past and may experience in the future many of the problems, delays and expenses encountered by any business in the early stages of development, some of which are beyond the Company's control. The Company has a limited operating history, has incurred significant cumulated losses, has only recently commenced marketing and sales of its products and has not achieved a profitable level of operations. There can be no assurance of future profitability. The Company may require additional funds in the future for operations or to exploit its technologies. There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that such required funds will be available from the aforementioned or other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and could therefore have a material adverse effect on the Company's business. Further there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on existing shareholders of the Company. The Company's technologies are in various stages of development. The Company's communication products have been developed to the point of production of marketable product and the PSC1000 is in the first stages of production. There can be no assurance that any of the technologies in development can be completed to commercial exploitation due to the inherent risks of new technology development, limitations on financing, competition, obsolescence, loss of key technical personnel and other factors. The Company's development projects are high risk in nature, where unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in determination that further development is unfeasible. There can be no assurance that the technologies, if completed, will achieve market acceptance sufficient to sustain the Company or achieve profitable operations.

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

The Company acquired its ShBoom technology pursuant to a chain of agreements, and there is uncertainty regarding royalty payments, if any, and indemnification from prior parties. The Company does not believe it is obligated to pay any royalties on aspects of the ShBoom technology specified in prior agreements between nanoTronics Corporation and previous inventors. The Company believes, should there be royalties due to previous inventors, that the obligation is that of nanoTronics. The Company could become subject to unindemnified claims relating to any failure by nanoTronics to pay such royalties, if due. Also the Company could become liable for up to $1,250,000 to nanoTronics under certain indemnification provisions. The Company has recently been named as a defendant in a law suit filed by one of the previous inventors. The Company is unable at this time to determine the eventual outcome of this suit. The Company's Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. See "Legal Proceedings."

The Company's common shares are traded on the OTC Bulletin Board, are thinly traded and are subject to special regulations imposed on "penny stocks." The Company's shares may experience significant price and volume volatility, increasing the risk of ownership to investors.

PART II.       OTHER INFORMATION

Item 1. Legal Proceedings

In October 1998 the Company was sued in the District Court for Travis County, Texas by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also names as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Trust. The suit seeks a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. The Company had the suit removed to the United States District Court for the Western District of Texas, Austin Division and requested the Federal District Court to dismiss the suit based on lack of minimum contacts with Texas or, in the alternative, to transfer the case to the Southern District of California. The Court has not ruled on either of these motions.

The Company obtained its rights to the basic ShBoom technology in 1994 pursuant to an Assets Purchase Agreement and Plan of Reorganization between the Company, nanoTronics Corporation and Helmut Falk. The basic ShBoom technology was purchased by nanoTronics from the Fish Family Trust in 1991 pursuant to a Stock Purchase and Technology Transfer Agreement.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - NONE

(b) Reports on Form 8-K - NONE







                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PATRIOT SCIENTIFIC CORPORATION


Date: January 13, 1999                  By:/s/ LOWELL W. GIFFHORN
                                           -------------------------------------
                                           Chief Financial Officer

                                           (Principal Financial and
                                           Accounting Officer and duly
                                           authorized to sign on behalf
                                           of the Registrant)