Form 10QSB/A
period 1998-11-30
PATRIOT SCIENTIFIC CORP
filed 1999-03-05
CIK 836564

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

(Mark One)

[X] AMENDMENT NO. 1 TO QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For quarterly period ended November 30, 1998

                                    -----------------

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

Transitional Small Business Disclosure Format (check one):  YES ___   NO [X]

                         PATRIOT SCIENTIFIC CORPORATION
                                      INDEX


                                                                                                         Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

                  Consolidated Balance Sheets as of November 30, 1998 (unaudited)
                    and May 31, 1998                                                                     3

                  Consolidated Statements of Operations for the six months and three
                    months ended November 30, 1998 and 1997 (unaudited)                                  4

                  Consolidated Statements of Cash Flows for the six months ended
                    November 30, 1998 and 1997 (unaudited)                                               5

                  Notes to Consolidated Financial Statements                                             6-10

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                            11


PART II. OTHER INFORMATION                                                                               16

         Item 1. Legal Proceedings                                                                       16
         Item 2. Changes in Securities                                                                   *
         Item 3. Defaults upon Senior Securities                                                         *
         Item 4. Submission of Matters to a Vote of Security Holders                                     *
         Item 5. Other Information                                                                       *
         Item 6. Exhibits and Reports on Form 8-K                                                        16


SIGNATURES                                                                                               16


          * No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         PATRIOT SCIENTIFIC CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     November 30,             May 31,
                                                                         1998                   1998
                                                                     (Unaudited)

Current Assets
     Cash and cash equivalents                                       $     39,355           $    602,456
     Accounts receivable                                                  277,908                593,542
     Inventories (Note 3)                                                 220,527                230,417
     Prepaid expenses and other                                           275,463                109,365
                                                                     ------------           ------------
       Total current assets                                               813,253              1,535,780

Property and equipment - net                                              596,488                453,211
Patents, trademarks, net                                                  166,292                196,942
Other                                                                       3,720                  3,721
                                                                     ============           ============
     Total Assets                                                    $  1,579,753           $  2,189,654
                                                                     ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Short term notes payable                                        $    102,500           $       --
     Accounts payable                                                   1,220,164                391,184
     Accrued liabilities                                                  131,505                131,088
     Current portion- capital lease obligations                             2,269                  2,179
                                                                     ------------           ------------
         Total current liabilities                                      1,456,438                524,451

Long-term Liabilities
     Capital lease obligations                                                197                  1,355
     5% Convertible Term Debentures (Note 5)                                 --                  507,000
                                                                     ------------           ------------
         Total Liabilities                                              1,456,635              1,032,806

Stockholders' Equity
     Preferred stock $.00001 par value; authorized
       5,000,000 shares;  none outstanding                                   --                     --
     Common stock $.00001 par value; authorized
       60,000,000 shares;  40,204,154 and 37,880,776
       shares issued and outstanding (Note 4)                                 402                    379
     Additional paid-in capital (Note 4)                               19,471,472             18,396,092
     Accumulated deficit                                              (19,348,756)           (17,239,623)
                                                                     ------------           ------------
                                                                          123,118              1,156,848
                                                                     ============           ============
     Total Liabilities and Stockholders' Equity                      $  1,579,753           $  2,189,654
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

                         PATRIOT SCIENTIFIC CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                Six Months Ended November 30,
                                                                 1998                  1997
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
      Net loss                                               $(2,109,133)          $(2,385,665)
      Adjustments to reconcile net loss
        to cash used in operating activities:
          Amortization and depreciation                          160,469               133,824
          Amortization of debt issuance costs                     48,000                  --
          Warrants issued for services                              --                  10,500
          Non -cash compensation expense                            --                 375,000
          Non -cash interest expense related to
              convertible debentures (Note 5)                    314,472               624,678
          Changes in:
             Accounts receivable                                 315,634              (157,938)
              Inventories                                          9,890                62,051
              Prepaid and other assets                          (166,097)             (333,784)
              Accounts payable and accrued expenses              829,397                44,497
                                                             -----------           -----------
Net cash used in operating activities                           (597,368)           (1,626,837)
                                                             -----------           -----------
INVESTING ACTIVITIES-
      Purchase of property and equipment                        (273,096)             (302,860)

FINANCING ACTIVITIES:
      Proceeds from the issuance of notes payable                102,500                  --
      Principal payments on notes payable and
        long-term debt                                            (1,068)                 (796)
      Proceeds from issuance of common stock
        and exercise of common stock warrants
        and options                                              205,931               202,533
      Proceeds from issuance of convertible notes                   --               3,000,000
                                                             -----------           -----------
          Net cash provided by financing activities              307,363             3,201,737
                                                             -----------           -----------
Net Increase (Decrease) in Cash                                 (563,101)            1,272,040
Cash and cash equivalents at
  beginning of period                                            602,456               477,675
                                                             -----------           -----------
Cash and cash equivalents at
  end of period                                              $    39,355           $ 1,749,715
                                                             ===========           ===========

Supplemental Disclosure of Cash Flow Information:
      Convertible notes and accrued interest
        exchanged for common stock                           $   575,642           $    10,234
                                                             ===========           ===========
      Cash payments for interest                                   6,485                  --
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

Sale of Accounts Receivable

The Company has adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under SFAS 125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrended, and derecognizes liabilities when extinguished. The Company sold approximately $110,000 of its accounts receivable to a bank under a factoring agreement for approximately $90,000. Pursuant to the provisions of SFAS 125, the Company reflected the transaction as a sale of assets and established an accounts receivable from the bank for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset.

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Management's Plan

At November 30, 1998, working capital was a negative $643,185 and cash and cash equivalents totaled $39,355. The Company has funded its operations primarily through the issuance of securities and debt financings. The Company's liquidity for the next twelve months is anticipated to be provided by (1) the cash profits related to the $3.3 million kiosk order, a portion of which is anticipated as an advance payment previous to any product shipments, (2) short-term debt instruments, including a receivable financing arrangement established with the Company's bank, and (3) additional equity financings. At February 15, 1999, the Company had received a short-term debt financing for $50,000, private equity placements to a group of individual investors for an accumulated $165,500, and a commitment for up to $5,000,000 under an equity line of credit. The equity line of credit allows the Company, at its sole discretion, to put common stock into the hands of an institutional underwriter at a discount from market, ranging from 15% to 25% depending on the market price of the common stock, subject to common stock trading volume limitations and registration of the securities.

With the exception of the financings and commitment discussed above, there can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would therefore have a material adverse effect on the Company's business. Further there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on existing shareholders of the Company.

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

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


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

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


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

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

6. CONTINGENCY

In October 1998 the Company was sued in the District Court for Travis County, Texas by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. The Company had the suit removed to the United States District Court for the Western District of Texas, Austin Division, and requested the Federal District Court to dismiss the suit based on lack of minimum contacts with Texas or, in the alternative, to transfer the case to the Southern District of California. In January 1999 the Federal District Court dismissed the suit for lack of subject matter and personal jurisdiction. The Fish Family Trust then refiled the suit in the Superior Court of San Diego County, California seeking remedies similar to the Federal District Court dismissed action.

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

PART II.       OTHER INFORMATION

Item 1. Legal Proceedings

In October 1998 the Company was sued in the District Court for Travis County, Texas by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. The Company had the suit removed to the United States District Court for the Western District of Texas, Austin Division, and requested the Federal District Court to dismiss the suit based on lack of minimum contacts with Texas or, in the alternative, to transfer the case to the Southern District of California. In January 1999 the Federal District Court dismissed the suit for lack of subject matter and personal jurisdiction. The Fish Family Trust then refiled the suit in the Superior Court of San Diego County, California seeking remedies similar to the Federal District Court dismissed action.

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

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exh. No.                   Document



4.14 Investment Agreement dated February 24, 1999 by and between the Company and Swartz Private Equity LLC for an maximum aggregate amount of $5,000,000.

4.15 Registration Rights Agreement dated February 24, 1999 by and between the Company and Swartz Private Equity LLC related to the registration of the common stock related to Exhibit 4.14.

4.16 Form of Warrant to Purchase Common Stock (Swartz Private Equity LLC) dated February 24, 1999 exercisable to purchase common shares in connection with the offering of securities in Exhibit 4.14.

27       Financial Data Schedule

(b)      Reports on Form 8-K - NONE


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PATRIOT SCIENTIFIC CORPORATION


Date: March 5, 1999                    By:  /s/ LOWELL W. GIFFHORN
                                            ------------------------------------
                                            Chief Financial Officer

                                            (Principal Financial and
                                            Accounting Officer and duly
                                            authorized to sign on behalf
                                            of the Registrant)

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            EXHIBITS TO FORM 10-QSB/A


                       AMENDMENT NO. 1 TO QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For second quarter ended November 30, 1998           Commission File No. 0-22182



                         PATRIOT SCIENTIFIC CORPORATION
                 (Name of small business issuer in its charter)





================================================================================


                                     EX- 1

                                  EXHIBIT INDEX


Exh. No.               Document
--------               --------


4.14 Investment Agreement dated February 24, 1999 by and between the Company and Swartz Private Equity LLC for an maximum aggregate amount of $5,000,000.

4.15 Registration Rights Agreement dated February 24, 1999 by and between the Company and Swartz Private Equity LLC related to the registration of the common stock related to Exhibit 4.14.

4.16 Form of Warrant to Purchase Common Stock (Swartz Private Equity LLC) dated February 24, 1999 exercisable to purchase common shares in connection with the offering of securities in Exhibit 4.14.

27          Financial Data Schedule


                                     EX- 2