Form 10QSB/A
period 1998-02-28
PATRIOT SCIENTIFIC CORP
filed 1999-04-12
CIK 836564

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 1O-QSB/A
                                 AMENDMENT NO. 1
(Mark One)

[X] AMENDMENT NO. 1 TO QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended February 28,1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _______________ to ________________

                         Commission File Number 0-22182

                         PATRIOT SCIENTIFIC CORPORATION
        (Exact name of small business issuer as specified in its charter)

                Delaware                                     84-1070278
     (State or other jurisdiction of                  (I.R.S. Empl.Ident. No.)
     incorporation or organization)

                10989 Via Frontera, San Diego, California 92127
                    (Address of principal executive offices)

                                 (619) 674-5000
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock $.00001 par value                           37,146,366
------------------------------                           ----------
           (Class)                             (Outstanding at April 3, 1998)

Transitional Small Business Disclosure Format (check one): YES __  NO X

                         PATRIOT SCIENTIFIC CORPORATION

                                      INDEX

                                                                                        Page
PART I. FINANCIAL INFORMATION

        Item 1 Financial Statements:

               Consolidated Balance Sheets as of February 28, 1998 (unaudited)
                and May 31, 1997                                                         3

               Consolidated Statements of Operations for the nine months and three
                months ended February 28, 1998 and 1997 (unaudited)                      4

               Consolidated Statements of Cash Flows for the nine months ended
                February 28, 1998 and 1997 (unaudited)                                   5

                Notes to Consolidated Financial Statements                              6-10

        Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                              11

PART II. OTHER INFORMATION                                                              15
        Item 1. Legal Proceedings                                                       *
        Item 2. Changes in Securities                                                   *
        Item 3. Defaults upon Senior Securities                                         *
        Item 4. Submission of Matters to a Vote of Security Holders                     *
        Item 5. Other Information                                                       *
        Item 6. Exhibits and Reports on Form 8-K                                        15

SIGNATURES                                                                              15


*  No information provided due to inapplicability of the item

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         PATRIOT SCIENTIFIC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         February 28,         May 31,
                                                            1998               1997

                                                         (Unaudited)
Current Assets
     Cash and cash equivalents                           $  1,196,644      $    477,675
     Accounts receivable                                      393,807           260,120
     Inventories (Note 4)                                     528,327           529,533
     Prepaid expenses and other                               171,734            88,353
                                                         ------------      ------------
       Total current assets                                 2,290,512         1,355,681

Property and equipment - net                                  440,982           380,312
Patents, trademarks, net                                      147,713           193,688
Other                                                         181,773             6,773
                                                         ------------      ------------
     Total Assets                                        $  3,060,980      $  1,936,454
                                                         ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                    $    287,883      $    340,983
     Accrued liabilities                                      178,065           165,236
     Current portion- capital lease obligations                 2,135             2,721
                                                         ------------      ------------
         Total current liabilities                            468,083           508,940

Long-term Liabilities
     Capital lease obligations                                  1,917             3,534
     5% Convertible Term Debentures (Note 7)                1,550,000                --
                                                         ------------      ------------
         Total Liabilities                                  2,020,000           512,474

Stockholders' Equity
     Preferred stock $.00001 par value; authorized
       5,000,000 shares;  none outstanding                         --                --
     Common stock $.00001 par value; authorized
       60,000,000 shares;  36,414,153 and 33,068,329
       shares issued and outstanding (Note 6)                     365               331
     Additional paid-in capital (Note 6)                   16,507,480        12,768,487
     Accumulated deficit                                  (15,466,865)      (11,344,838)
                                                         ------------      ------------
                                                            1,040,980         1,423,980
                                                         ------------      ------------
     Total Liabilities and Stockholders' Equity          $  3,060,980      $  1,936,454
                                                         ============      ============


                 See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended               Nine Months Ended
                                                  February 28,                    February 28,

                                              1998            1997            1998            1997
Net sales                                 $    253,691    $    485,199    $  1,140,711    $  1,377,228

Cost of sales                                  109,430         284,797         546,130         658,868
                                          ------------    ------------    ------------    ------------
Gross profit                                   144,261         200,402         594,581         718,360

Operating expenses:
     Research and development                  475,214         292,174       1,299,975       1,025,235
     Selling, general and
       administrative                          389,043         397,923       1,750,908       1,064,575
     Amortization                                   --         163,136              --         489,455
                                          ------------    ------------    ------------    ------------
                                               864,257         853,233       3,050,883       2,579,265
                                          ------------    ------------    ------------    ------------

Other income (expenses):
     Interest income                            16,197          11,569          51,313          34,516
     Interest expense                          (32,563)         (2,014)        (92,360)        (31,967)
     Non-cash interest expense
       related to convertible
       debentures and warrants (Note 7)     (1,000,000)       (375,000)     (1,624,678)       (375,000)
                                          ------------    ------------    ------------    ------------
                                            (1,016,366)       (365,445)     (1,665,725)       (372,451)
                                          ------------    ------------    ------------    ------------
Net loss before extraordinary item          (1,736,362)     (1,018,276)     (4,122,027)     (2,233,356)

Extraordinary income (Note 8)                       --              --              --       1,779,457
                                          ------------    ------------    ------------    ------------
Net loss                                  $ (1,736,362)   $ (1,018,276)   $ (4,122,027)   $   (453,899)
                                          ============    ============    ============    ============

Basic loss per common share:
     Before extraordinary item            $      (0.06)   $      (0.04)   $      (0.14)   $      (0.08)
     Extraordinary item                             --              --              --            0.06
                                          ------------    ------------    ------------    ------------
Basic loss per common share               $      (0.06)   $      (0.04)   $      (0.14)   $      (0.02)
                                          ============    ============    ============    ============

Weighted average number of
     common shares outstanding
     during the period (Note 6)             31,914,153      27,858,329      29,864,424      26,894,897
                                          ============    ============    ============    ============

                 See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                Nine Months Ended February 28,

                                                                   1998              1997
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows from Operating Activities
      Net loss                                                  $(4,122,027)      $  (453,899)
      Adjustments to reconcile net loss
        to cash used in operating activities:
          Adjustment for Metacomp Inc. pooling of
            interests from year-end change (Note 3)                      --        (1,741,699)
          Amortization and depreciation                             225,031           623,336
          Stock compensation expense                                375,000            28,927
          Warrants issued for services                               10,500                --
          Non-cash interest expense related to
              convertible debentures and warrants (Note 7)        1,624,678           375,000
          Changes in:
             Accounts receivable                                   (133,687)          (83,842)
              Inventories                                             1,206            29,097
              Prepaid and other assets                             (212,406)           37,010
              Accounts payable and accrued expenses                   8,295          (155,214)
                                                                -----------       -----------
      Net cash used in operating activities                      (2,223,410)       (1,341,284)
                                                                -----------       -----------
Cash Flows from Investing Activities
      Purchase of property and equipment                           (285,701)         (195,885)
                                                                -----------       -----------
        Net cash used in investing activities                      (285,701)         (195,885)
                                                                -----------       -----------
Cash Flows from Financing Activities
      Principal payments on notes payable and
        long-term debt                                               (2,203)         (318,478)
      Proceeds from issuance of common stock
        and exercise of common stock warrants
        and options                                                 230,283           294,362
      Proceeds from issuance of convertible notes                 3,000,000         1,517,015
                                                                -----------       -----------
          Net cash provided by financing activities               3,228,080         1,492,899
                                                                -----------       -----------
Net Increase (Decrease) in Cash                                     718,969           (44,270)
Cash and cash equivalents at
  beginning of period                                               477,675           863,944
                                                                -----------       -----------
Cash and cash equivalents at
  end of period                                                 $ 1,196,644       $   819,674
                                                                ===========       ===========

Supplemental Disclosure of Cash Flow Information:
      Convertible debentures and accrued interest
        exchanged for common stock                              $ 1,498,566       $ 1,517,015
                                                                ===========       ===========
      Cash payments for interest                                     43,794                --
                                                                ===========       ===========

                 See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Patriot Scientific Corporation ("the Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form l0-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended May 31, 1997 and the Company's Form 8Ks dated June 16, 1997 and February 27, 1998.

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

Income (Loss) Per Share

Through November 30, 1997, the Company followed the provisions of Accounting Principles Board Opinion ("APB") 15, "Earnings Per Share." Effective for the quarter ended February 28, 1998, the Company implemented SFAS No. 128, "Earnings per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. In loss periods, dilutive common equivalent shares are excluded as the effect would be antidilutive. For the three an nine month periods ended February 28, 1998 and 1997, 1,458,570, 1,440,632, 1,458,570 and 1,440,632 dilutive common equivalent shares of common stock were not included in the computation of diluted earnings per share because their effect was antidilutive. All prior period earnings per share data has been restated to reflect the requirements of SFAS No.128.

Restatement

On April 7, 1998, the Company filed its original Form 10-QSB for the third quarter ended February 28, 1998 in which it recorded non-cash interest expense related to convertible debt and associated debenture costs. Upon further review, the Company believes that the amounts recorded were understated and, accordingly, is filing this amended Form 10-QSB to reflect the additional charges. As a result of this amendment, the net loss for the three and nine month period was increased by $1,000,000 or $.04 per share- basic and diluted. Additional paid in capital was likewise increased by $1,000,000.

2. NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No.130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No.130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owner and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No.131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It al establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No.131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance.

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

In February 1998, the FASB issued SFAS No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No.132 is effective for years beginning alter December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

3. ACQUISITION OF METACOMP, INC. COMMON STOCK

On December 26, 1996, the Company acquired 96.9% of the common stock of Metacomp in exchange for 1,272,068 shares of the Company's common stock. Metacomp designs, manufactures, and sells a wide range of high performance data and telecommunications solutions for wide area networking and digital telecommunications requirements. The business combination was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Metacomp for all periods presented. Metacomp's fiscal yearend has been changed from July 31 to May 31 to conform to the Company's fiscal yearend. Based on the difference in fiscal year ends, results of operations for the two months ended July 31, 1996 have been included in the consolidated statements of operations for the nine months ended February 28, 1997. For the two months ended July 31, 1996, Metacomp recorded total revenues of $239,501, a net loss before extraordinary item of $37,758, extraordinary income of $1,779,457 and net income after extraordinary items of $1,741,699. The accompanying consolidated statement of cash flows has been adjusted to eliminate the net income after extraordinary items for the nine months ended February 28, 1997.

4. INVENTORIES

Inventories are stated at cost (determined primarily by the weighted average cost method which approximates cost on a first-in, first-out basis) not in excess of market value.

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

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

6. STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the nine months ended February 28, 1998:

                                                                 Common
                                                                 Shares        Dollars
Balance June 1, 1997                                           33,068,329    $12,768,818
Exercise of stock options                                         449,153        230,283
Stock issued for conversion of debentures and related
  accrued interest                                              2,896,671      1,498,566
Stock released from escrow for purchased technology                              375,000
Value of warrants issued                                                          10,500
Non-cash interest expense related to convertible debentures
  and warrants recorded to additional paid-in capital                  --      1,624,678
                                                               ----------    -----------
Balance February 28, 1998                                      36,414,153    $16,507,845
                                                               ----------    -----------

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

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

7. 5% CONVERTIBLE TERM DEBENTURES

In June, 1997 the Company issued to a limited number of investors for cash an aggregate of $2,000,000 of unsecured 5% Convertible Term Debentures due June 2, 1999 ("Debentures") and Stock Purchase Warrants ("Warrants") with a right to purchase an aggregate 611,733 shares of common stock, par value $.00001 per share, at an exercise price of $1 .69125 and in November, 1997 the Company issued to the same investors for cash an aggregate of $1,000,000 of Debentures due June 2, 1999 and Warrants with a right to purchase an aggregate 305,867 shares of common stock, par value $.0000 1 per share, at an exercise price of $1.50. The principal and interest amount of each Debenture may, at the election of the holder, be converted in whole or in part and from time to time into fully paid and nonassessable shares of common stock, $.00001 par value, of the Company, at a price which is the lower of (i) $1.1646 per share or (ii) depending on the number of days the Debentures have been held after the funding date, from 75% to 91% of the average of the closing bid prices for the common stock for the ten consecutive trading days ending on the trading day immediately preceding such conversion date. If the Debentures have not been converted into common shares of the Company by June 2, 1999, under certain conditions the Debentures will automatically be converted into shares of the common stock of the Company.

As of February 28, 1998, $1,450,000 of the Debentures and the accrued interest thereon, $48,566, had been converted into 2,896,671 common shares of the Company.

Convertible debt instruments which are convertible at a discount to market are accounted for by treating such discount as additional interest expense. The Company computed the amount of the discount based on the difference between the conversion price and fair value of the underlying common stock on the dates the Debentures were

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

issued. The Company recorded additional paid-in capital of $1,224,678 for the discount related to the embedded interest in the Debentures and $400,000 for the value of the associated warrants. Of this amount, $1,000,000 was expensed during the three months and $1,624,678 was expensed during the nine months ended February 28, 1998 and such amounts are included in the statement of operations under the caption "Non-cash interest expense related to convertible debentures and warrants."

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

Amortization of purchased ShBoom technology, was $163,136 for the third fiscal quarter of 1997. The technology was totally amortized during fiscal year 1997 and, accordingly, there was no corresponding expense for the third quarter of fiscal year 1998.

Other income (expense) was significantly higher for the third quarter of fiscal 1998 as a result of the non-cash interest related to discounted notes and warrants discussed in Note 7 to the consolidated financial statements.

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

Other income (expense) was significantly higher for the first nine months of fiscal 1998 as a result of the non-cash interest related to discounted notes and warrants discussed in Note 7 to the consolidated financial statements.

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

The Company's liquidity for the next twelve months is anticipated to be supplemented by introducing to market and commencing sales and licensing of the ShBoom, the technology used in the PSC 1000 family of microprocessor computer chips, designing future generations of communication product technologies, exploiting the radar and antenna technology and by expanding the marketing of communication products.

The Company anticipates that it may require additional equipment, fabrication, components and supplies during the next twelve months to continue development of the Company's technologies. Product introductions such as those currently underway for communication products and the PSC1OOO may require significant inventory, product launch and other expenditures not presently estimable by management. Further, if expanded development is commenced or new generations of microprocessors or radar are accelerated beyond current plans, additional expenditures, not currently estimable by management, may be required. It is possible therefore, that higher levels of expenditures may be required than currently contemplated by management resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No.130, 'Reporting Comprehensive Income" and SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No.130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owner and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No.131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No.131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No.131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

In February 1993, the FASB issued SFAS No.132, 'Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No.132 is effective for years begriming after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

YEAR 2000 COMPLIANCE

The Company, like most owners of computer software, will be required to modify significant portions of its software that it will function properly in the year 2000. Preliminary estimates of the total costs to be incurred by the Company to resolve this problem range from $20,000 to $30,000. Since the Company mainly uses third party "off-the-shelf" software, it does not anticipate a problem in resolving the 2000 problem in a timely manner. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

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

The microprocessor continues to be the Company's primary development focus. The Company is currently shipping a 0.5 micron version of the PSC1000 that has increased processing speed and performance over an earlier version. The Company is currently developing a 0.35 micron version of the PSC 1000 which will further increase the processing speed and performance. Shipments of the 0.35 micron version are anticipated during the third calendar quarter of 1998. In addition, the Company is running the Sun Microsystems's Java OS on the PSC1000. The PSC1000 is expected to execute Java very efficiently, and to be the price/performance leader in the Java processor marketplace. This enhancement is expected to increase potential market opportunities in areas such as TV set top boxes, smart phones, PDAs, network computers, and other Internet related products.

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

The Company has experienced in the past and may experience in the future many of the problems, delays and expenses encountered by any business in the early stages of development, some of which are beyond the Company's control. The Company has limited operating history, has incurred significant cumulated losses, has only recently commenced marketing and sales of its products and has not achieved a profitable level of operations. There can be no assurance of future profitability. The Company may require additional funds in the future for operations or to exploit its technologies. There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that such required funds will be available from the aforementioned or other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would therefore have a material adverse effect on the Company's business. Further there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on existing shareholders of the Company. The Company's technologies are in various stages of development. The Company's CybersharkTM digital modem and certain communication products have been developed to the point of production of marketable product and the PSC 1000 is in the first stages of production. There can be no assurance that any of the technologies in development can be completed to commercial exploitation due to the inherent risks of new technology development limitations on financing, competition, obsolescence, loss of key technical personnel and other factors. The Company's development projects are high risk in nature, where unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in determination that further development is unfeasible. There can be no assurance that the technologies, if completed, will achieve market acceptance sufficient t sustain the Company or achieve profitable operations.

The Company acquired the basic ShBoom technology, from nanoTronics Corporation in return for 10,000,000 shares of the Company's common stock in 1994. The Company does not believe it is obligated to pay any royalties on aspects of the ShBoom technology specified in prior agreements between nanoTronics Corporation and a previous inventor. The Company believes, should there be royalties due to the previous inventor, that the obligation is that of nanoTronics. The Company has been informed by nanoTronics that a tender of a part of the consideration paid by the Company to nanoTronics for the basic ShBoom technology,' has initially been rejected by the inventor and that the inventor has proposed that he is entitled to royalties and that the basic technology,' be returned by nanoTronics and licensed back to the Company. The Company believes the inventors claims are without merit and frivolous. nanoTronics has rejected this proposal; and the Company and nanoTronics are continuing discussions with the inventor in an effort to resolve these issues. However, if it is ultimately determined that the inventor is entitled to royalties, the Company could be subject to indemnification claims by nanoTronics of up to $1,250,000 pursuant to its agreement with nanoTronics.

The Company relies primarily on patents to protect its intellectual property rights. There can be no assurance that patents held by the Company will not be challenged and invalidated, that patents will issue from any of the Company' pending applications or that any claims allowed from existing or pending patents will be sufficient in scope or strength or be issued in all countries where the Company's products can be sold to provide meaningful protection or commercial advantage to the Company. Competitors may also be able to design around the Company's patents. The Company's common shares are traded on the OTC Bulletin Board, are thinly traded and are subject to special regulations imposed on "penny stocks." The Company's shares may experience significant price and volume volatility, increasing the risk of ownership to investors.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - NONE

(1) Reports on Form 8-K

A Report on Form 8-K was filed on February 27, 1998 related to a change in the President and Chief Executive Officer of the Company effective March 31, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PATRIOT SCIENTIFIC CORPORATION

Date: April 12, 1999                   By:  /S/ LOWELL W. GIFFHORN
                                            -----------------------------------
                                            Chief Financial Officer

                                            (Principal Financial and Accounting
                                            Officer and duly authorized to sign
                                            on behalf of the Registrant)