Form 10QSB
period 1999-02-28
PATRIOT SCIENTIFIC CORP
filed 1999-04-21
CIK 836564

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended February 28, 1999

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                            41,063,915
-------------------------------                  -------------------------------
            (Class)                              (Outstanding at April 14, 1999)

                         PATRIOT SCIENTIFIC CORPORATION
                                      INDEX


                                                                                       Page
                                                                                       ----
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements:

                Consolidated Balance Sheets as of February 28, 1999 (unaudited)
                  and May 31, 1998                                                     3

                Consolidated Statements of Operations for the nine months and three
                  months ended February 28, 1999 and 1998 (unaudited)                  4

                Consolidated Statements of Cash Flows for the nine months ended
                  February 28, 1999 and 1998 (unaudited)                               5

                Notes to Consolidated Financial Statements                             6-10

        Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                             11

PART II. OTHER INFORMATION                                                             16

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
        Item 6. Exhibits and Reports on Form 8-K                                       *


SIGNATURES                                                                             16


          * No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         PATRIOT SCIENTIFIC CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          February 28,          May 31,
                                                                              1999               1998
                                                                          (Unaudited)
Current Assets
     Cash and cash equivalents                                            $     16,800       $    602,456
     Accounts receivable                                                       250,322            593,542
     Inventories(Note 3)                                                       187,384            230,417
     Prepaid expenses and other                                                204,539            109,365
                                                                          ------------       ------------
       Total current assets                                                    659,045          1,535,780

Property and equipment - net                                                   531,579            453,211
Patents, trademarks, net                                                       150,966            196,942
Other                                                                            3,721              3,721
                                                                          ------------       ------------
     Total Assets                                                         $  1,345,311       $  2,189,654
                                                                          ============       ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Short-term notes payable                                             $    247,500       $          -
     Accounts payable                                                        1,238,156            391,184
     Accrued liabilities                                                       184,529            131,088
     Current portion- capital lease obligations                                  1,916              2,179
                                                                          ------------       ------------
         Total current liabilities                                           1,672,101            524,451

Long-term Liabilities
     Capital lease obligations                                                      --              1,355
     5% Convertible Term Debentures(Note 5)                                         --            507,000
                                                                          ------------       ------------
         Total Liabilities                                                   1,672,101          1,032,806

Stockholders' Equity
     Preferred stock $.00001 par value; authorized
       5,000,000 shares;  none outstanding                                          --                 --
     Common stock $.00001 par value; authorized
       60,000,000 shares;  41,063,915 and 37,880,776
       shares issued and outstanding(Note 4)                                       411                379
     Additional paid-in capital(Note 4)                                     20,215,934         18,396,092
     Accumulated deficit                                                   (20,543,135)       (17,239,623)
                                                                          ------------       ------------
                                                                              (326,790)         1,156,848
                                                                          ------------       ------------
     Total Liabilities and Stockholders' Equity                           $  1,345,311       $  2,189,654
                                                                          ============       ============


                 See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended                     Nine Months Ended
                                              February 28,                         February 28,
                                        1999               1998               1999               1998
                                    ------------       ------------       ------------       ------------
Net sales                           $    271,525       $    253,691       $  1,108,022       $  1,140,711

Cost of sales                            113,425            109,430            683,323            546,130
                                    ------------       ------------       ------------       ------------

Gross profit                             158,100            144,261            424,699            594,581

Operating expenses:
     Research and development            478,571            475,214          1,634,060          1,299,975
     Selling, general and
       administrative                    726,983            389,043          1,644,658          1,750,908
                                    ------------       ------------       ------------       ------------
                                       1,205,554            864,257          3,278,718          3,050,883
                                    ------------       ------------       ------------       ------------
Operating loss                        (1,047,454)          (719,996)        (2,854,019)        (2,456,302)
                                    ------------       ------------       ------------       ------------
Other income (expenses):
     Interest income                          45             16,197              3,764             51,313
     Interest expense                    (12,970)           (32,563)           (19,455)           (92,360)
     Non-cash interest expense
       (Notes 4 and 5)                  (134,000)        (1,000,000)          (433,802)        (1,624,678)
                                    ------------       ------------       ------------       ------------
                                        (146,925)        (1,016,366)          (449,493)        (1,665,725)
                                    ------------       ------------       ------------       ------------
Net loss                            $ (1,194,379)      $ (1,736,362)      $ (3,303,512)      $ (4,122,027)
                                    ============       ============       ============       ============

Basic and diluted loss
     per common share:              $      (0.03)      $      (0.06)      $      (0.09)      $      (0.14)
                                    ============       ============       ============       ============

Weighted average number of
  common shares outstanding
  during the period(Note 1)           36,634,034         31,914,153         34,986,232         29,864,424
                                    ============       ============       ============       ============


                 See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                         Nine Months Ended February 28,
                                                                            1999              1998
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
      Net loss                                                           $(3,303,512)      $(4,122,027)
      Adjustments to reconcile net loss
        to cash used in operating activities:
          Amortization and depreciation                                      194,728           225,031
          Amortization of debt issuance costs                                 48,000                --
          Warrants issued for services                                            --            10,500
          Non-cash compensation expense                                      350,000           375,000
          Non-cash interest expense related to
              convertible debentures, common stock
              and warrants(Notes 4 and 5)                                    448,472         1,624,678
          Changes in:
             Accounts receivable                                             136,220          (133,687)
              Inventories                                                     43,033             1,206
              Prepaid and other assets                                       (49,198)         (212,406)
              Accounts payable and accrued expenses                          900,413             8,295
                                                                         -----------       -----------
Net cash used in operating activities                                     (1,231,844)       (2,223,410)
                                                                         -----------       -----------

INVESTING ACTIVITIES:
      Purchase of property and equipment                                    (273,096)         (285,701)

FINANCING ACTIVITIES:
      Proceeds from the issuance of notes payable                            247,500                --
      Proceeds from sale of accounts receivable                              207,000                --
      Principal payments on notes payable and
        long-term debt                                                        (1,618)           (2,203)
      Proceeds from issuance of common stock
        and exercise of common stock warrants
        and options                                                          466,402           230,283
      Proceeds from issuance of convertible notes                                 --         3,000,000
                                                                         -----------       -----------
          Net cash provided by financing activities                          919,284         3,228,080
                                                                         -----------       -----------

Net increase (decrease) in cash                                             (585,656)          718,969
Cash and cash equivalents at
  beginning of period                                                        602,456           477,675
                                                                         -----------       -----------
Cash and cash equivalents at
  end of period                                                          $    16,800       $ 1,196,644
                                                                         ===========       ===========

Supplemental Disclosure of Cash Flow Information:
      Convertible debentures and accrued interest
        exchanged for common stock                                       $   575,642       $ 1,498,566
                                                                         ===========       ===========
      Cash payments for interest                                         $    19,455       $    43,794
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

LOSS PER SHARE

During the year ended May 31, 1998, the Company implemented Standard of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, basic loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding. Diluted loss per share is calculated as net loss divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options, common stock warrants, and debt convertible into common stock. Common stock options and warrants of 115,078 and 367,789 for the three months and 157,315 and 999,674 for the nine months and debt convertible into none and 2,707,522 common shares of stock for the three months and 330,726 and 2,351,774 common shares of stock for the nine months were not included in diluted loss per share for the periods ended February 28, 1999 or 1998, respectively, as the effect was antidilutive due to the Company recording losses in each of those periods.

In addition, 3,500,000 shares of common stock in escrow as of February 28, 1999 were not considered outstanding for diluted loss per share because the Company is currently negotiating whether they will be released.

Options and warrants to purchase 3,474,291 shares of common stock at exercise prices from $0.45 to $2.30 per share were outstanding at February 28, 1999 but were not included in the computation of diluted loss per share because the exercise prices were greater than the average market price of the common shares. Options and warrants to purchase 4,426,791 shares of common stock at exercise prices from $0.80 to $7.50 per share were outstanding at February 28, 1998 but were not included in the computation of diluted loss per share because the exercise prices were greater than the average market price of the common shares.

SALE OF ACCOUNTS RECEIVABLE

The Company has adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under SFAS 125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Company sold approximately $259,000 of its accounts receivable to a bank under a factoring agreement for approximately $207,000. Pursuant to the provisions of SFAS 125, the Company reflected the transaction as a sale of assets and established an accounts receivable from the bank for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset.

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

MANAGEMENT'S PLAN

At February 28, 1999, working capital was a negative $1,013,056 and cash and cash equivalents totaled $16,800. The Company has funded its operations primarily through the issuance of securities and debt financings. The Company's liquidity for the next twelve months is anticipated to be provided by (1) the cash profits related to the $3,300,000 kiosk order, a portion of which is anticipated as an advance payment in May 1999, previous to any product shipments, (2) short-term debt instruments, including a receivable financing arrangement established with the Company's bank, and (3) additional equity financings. Since February 28, 1999, the Company has received short-term debt financings for $110,000. In February 1999, the Company entered into an agreement for up to $5,000,000 under an equity line of credit. The equity line of credit allows the Company, at its sole discretion, to put common stock into the hands of an institutional underwriter at a discount from market, ranging from 10% to 20% depending on the market price of the common stock, subject to common stock trading volume limitations and registration of the securities. The Company anticipates the initial put under the equity line of credit will take place during the first quarter of the fiscal year 2000, June 1 - August 31, 1999. Also, the funds anticipated from the kiosk order are subject to our customer receiving funds from the Mexican Department of Tourism and on several occasions product shipments have been rescheduled pending the receipt of those funds.

With the exception of the financings discussed above, there can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on the Company's business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on existing shareholders of the Company.

2.      NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 130 has been adopted and there was no effect on the financial statements.

Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The Company will implement SFAS No. 131 in its May 31, 1999 financial statements. Results of operations and financial position will be unaffected by implementation of the standard.

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

Inventories at February 28, 1999 and May 31, 1998, consist of the following:

                              February 28, 1999     May 31, 1998
Component parts                   $ 389,938           $ 418,502
Work in process                      73,988              60,136
Finished goods                       88,458             116,779
                                  ---------           ---------
                                    552,384             595,417
Reserve for obsolescence           (365,000)           (365,000)
                                  ---------           ---------
                                  $ 187,384           $ 230,417
                                  =========           =========


4.      STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the nine months ended February 28, 1999:

                                                                  Common
                                                                  Shares               Amounts
                                                                -----------          -----------
Balance June 1, 1998                                             37,880,776          $18,396,471
Issuance of stock and exercise of stock options                     892,387              266,402
Stock issued for conversion of debentures and related
  accrued interest                                                1,735,752              575,642
Stock released from escrow for purchased technology                      --              350,000
Exercise of warrants                                                555,000              200,000
Non-cash interest expense related to convertible notes
  and warrants recorded to additional paid-in capital                    --              427,830
                                                                -----------          -----------
Balance February 28, 1999                                        41,063,915          $20,216,345
                                                                ===========          ===========

A total of 5,000,000 shares of the Company's outstanding common stock was issued as a contingent cost of the Company's acquisition of its ShBoom technology in 1994. During the three months and nine months ended February 28, 1999, 1,000,000 shares were released from escrow. The value of the released shares, $350,000, was reflected as general and administrative expense during the current fiscal period. As of February 28, 1999, a total of 1,500,000 shares have been released from escrow and 3,500,000 shares remain in escrow of which 2,000,000 shares may have been earned but remain in escrow pending the resolution of litigation which has been filed against the Company and nanoTronics, the seller of the ShBoom technology, by one of the co-inventors of the technology. See Note 6 for additional discussion. Any of the escrowed shares not released prior to May 31, 1999 are to be returned to the Company and canceled. The 3,500,000 shares are excluded from the calculation of basic and diluted weighted

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

average number of common shares outstanding for the computation of loss per share until the shares are released or the dispute is settled.

During the current fiscal quarter, 859,761 shares of common stock were issued at a discount to a group of investors in exchange for cash or services. Common stock which is issued at a discount to market is accounted for by treating such discount as additional interest expense. The Company computed the amount of the additional interest based on the difference between the price paid and the closing price of the common stock on the dates the common stock was issued. The Company recorded $113,500 of additional paid-in capital for the discount related to the embedded interest in the common stock. This same amount has been expensed during the three months and nine months ended February 28, 1999 and included under the caption "Non-cash interest expense."

At February 28, 1999, the Company had 165,000 options outstanding pursuant to its 1992 ISO Stock Option Plan exercisable at prices ranging from $0.50 to $2.30 per share expiring beginning 2000 through 2001. The Company had 511,753 options outstanding pursuant to its 1992 NSO Stock Option Plan exercisable at prices ranging from $0.18 to $2.30 per share expiring beginning 1999 through 2002. The Company also had 3,296,691 options outstanding pursuant to its 1996 Stock Option Plan exercisable at $0.39 to $2.30 per share expiring beginning in 1999 through 2003. Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

As of October 1, 1995, the Board of Directors adopted the 1995 Employee Stock Compensation Plan providing for the issuance of up to 250,000 common shares to Employees, as defined. Executive officers and directors were not eligible under the Plan. Through September 30, 1998, the Company had issued 217,600 common shares pursuant to the plan. The plan expired on September 30, 1998 with no additional common shares being issued.

At February 28, 1999, the Company had warrants outstanding to purchase 641,171 common shares at exercise prices ranging from $0.35 to $1.69 per share expiring beginning in 2000 through 2003. During the three months and nine months ended February 28, 1999, the Company issued warrants to a group of investors who had loaned the Company in the aggregate $192,500 under short-term notes payable. The Company has included $20,500 and $29,000 for the three months and the nine months ended February 28, 1999, respectively, related to the value of these warrants in "non-cash interest expense".


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

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Company, at a price which was the lower of (i) $1.1646 per share or (ii) depending on the number of days the Debentures had been held after the funding date, from 75% to 91% of the average of the closing bid prices for the common stock for the ten consecutive trading days ending on the trading day immediately preceding such conversion date.

As of February 28, 1999, the Debentures had been fully converted into 6,069,345 common shares of the Company. In addition, as of February 28, 1999, the investors had exercised warrants to purchase 555,000 common shares of the Company.

Convertible debt instruments which are convertible at a discount to market were accounted for by treating such discount as additional interest expense. The Company computed the amount of the discount based on the difference between the conversion price and fair value of the underlying common stock on the dates the Debentures were issued. The Company recorded $2,160,941 of additional paid-in capital for the discount related to the embedded interest in the Debentures. Of this amount, $142,830 has been expensed during the nine months ended February 28, 1999 under the caption "Non-cash interest expense."

6.      CONTINGENCY

In October 1998, the Company was sued in the District Court for Travis County, Texas by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. The Company had the suit removed to the United States District Court for the Western District of Texas, Austin Division, and requested the Federal District Court to dismiss the suit based on lack of minimum contacts with Texas or, in the alternative, to transfer the case to the Southern District of California. In January 1999, the Federal District Court dismissed the suit for lack of subject matter and personal jurisdiction. The Fish Family Trust then refiled the suit in the Superior Court of San Diego County, California seeking remedies similar to the Federal District Court dismissed action. In March 1999, the Company joined with nanoTronics and Gloria Felcyn and filed its response and cross-complaint against the Fish Family Trust.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998

Net sales. Total net sales for the third quarter of fiscal 1999 increased 7.0% to $271,525 from $253,691 for the third quarter of fiscal 1998. This increase was due primarily to a new licensing agreement for the Company's PSC1000 microprocessor for $80,000 coupled with a reduction in follow on shipments for the Company's matured communication products several of which are approaching the end of their life cycles. Development and sales of new communications products have not achieved a level to replace the maturing products.

Cost of sales. Cost of sales as a percentage of net sales decreased to 41.8% for the third quarter of fiscal 1999 compared to 43.1% for the corresponding quarter of the previous fiscal year. This decrease is due to the licensing agreement for the PSC1000, which does not have associated costs, favorably impacting the cost of sales percentage.

Research and development expenses remained substantially the same at $478,571 for the third fiscal quarter of 1999 compared to $475,214 for the third fiscal quarter of 1998.

Selling, general and administrative expenses increased by 86.9% from $389,043 for the third quarter of fiscal 1998 to $726,983 for the third quarter of fiscal 1999. This increase was due primarily to the recording of $350,000 in costs related to the release from escrow of 1,000,000 shares of common stock to the seller of the ShBoom technology during the third quarter of fiscal 1999. When and if the additional 3,500,000 escrowed shares are released, selling, general and administrative expenses could be impacted significantly.

Other income (expense) was significantly lower for the third quarter of fiscal 1999 compared to the corresponding period of the previous fiscal year primarily as a result of higher non-cash interest expense recognized in 1998 as discussed in Notes 4 and 5 to the consolidated financial statements.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998

Net sales. Total net sales for the nine months ended February 28, 1999 decreased 2.9% to $1,108,022 from $1,140,711 for the corresponding period of fiscal 1998. This decrease was due primarily to rescheduling the product delivery on the Company's $3,300,000 kiosk application order coupled with a reduction in follow on shipments for the Company's matured communication products several of which are approaching the end of their life cycles. Development and sales of new communications products have not achieved a level to replace the maturing products. Although no assurance can be given, the kiosk order is scheduled to begin shipments in May 1999 with the completion of shipments scheduled for fiscal year 2000.

Cost of sales. Cost of sales as a percentage of net sales increased to 61.7% for the nine months ended February 28, 1999 compared to 47.9% for the corresponding period of the previous fiscal year. This increase is due in part to lower profit margins on the non-recurring engineering portion of the Company's $3,300,000 kiosk application order compared to profit margins typically associated with the Company's other product lines. The remainder of the kiosk order is anticipated to put upward pressure on the cost of sales as a percentage of net sales when shipments of the product portion of the kiosk order commences.

Research and development expenses increased 25.7% for the nine months ended February 28, 1999 to $1,634,060 from $1,299,975 for the corresponding period for the previous fiscal year. This was due to an increase in licensed software support and update fees for the Java OS and Personal Java application, increased costs of porting a real time operating system to the PSC1000, and costs related to the development of the kiosk.

Selling, general and administrative expenses decreased by 6.1% to $1,644,658 for the nine months ended February 28, 1999 compared to $1,750,908 for the corresponding period of the previous fiscal year. This decrease was due primarily to a reduction in compensation expenses.

Other income (expense) was $449,493 for the nine months ended February 28, 1999 compared to $1,665,725 for the corresponding period for the previous fiscal year. This decrease was due primarily to the non-cash interest related to Convertible Term Debentures discussed in Note 5 to the Consolidated Financial Statements and the interest on those Debentures being significantly lower in the current nine month period.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1999, working capital was a negative $1,013,056 and cash and cash equivalents totaled $16,800. The Company has funded its operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $585,656 during the nine months ended February 28, 1999. The net cash used in operating activities was $1,024,844, additions to property and equipment were $273,096, and funds generated from debt and equity financings were $712,284. During the nine months ended February 28, 1999, accounts receivable decreased $343,220 as a result of a reduction in sales, increased collection efforts, and the sale of receivables to a bank under a factoring agreement. Prepaid expenses increased $49,198 as a result of maintenance contracts on software being amortized over the entire year. Accounts payable increased $900,413 as a result of annual obligations for software maintenance and a slow down in payments as a result of the cash and cash equivalent reduction.

The Company's liquidity for the next twelve months is anticipated to be provided by (1) the cash profits related to the $3,300,000 million kiosk order, a portion of which is anticipated as an advance payment in May 1999, previous to any product shipments, (2) short-term debt instruments, including a receivable financing arrangement established with the Company's bank, and (3) additional equity financings. Since February 28, 1999, the Company has received short-term debt financings for $110,000. In February 1999, the Company entered into an agreement for up to $5,000,000 under an equity line of credit. The equity line of credit allows the Company, at its sole discretion, to put common stock into the hands of an institutional underwriter at a discount from market, ranging from 10% to 20% depending on the market price of the common stock, subject to common stock trading volume limitations and registration of the securities. The Company anticipates the initial put under the equity line of credit will take place during the first quarter of the fiscal year 2000, June 1 - August 31, 1999. Also, the funds anticipated from the kiosk order are subject to our customer receiving funds from the Mexican Department of Tourism and on several occasions product shipments have been rescheduled pending the receipt of those funds.

The Company anticipates that it may require additional equipment, fabrication, components and supplies during the next twelve months to continue development of the Company's technologies. Product introductions such as those currently underway for communication products and the PSC1000 may require significant inventory, product launch, marketing personnel and other expenditures not presently estimable by management. Further, if expanded development is commenced or new generations of microprocessors are accelerated beyond current plans, additional expenditures, not currently estimable by management, may be required. It is possible therefore, that higher levels of expenditures may be required than currently contemplated by management resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise.

Based on the current fiscal year's rate of cash operating expenditures and current plans, management anticipates additional cash requirements for the next twelve months. There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on the Company's business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on existing shareholders of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The Company will implement SFAS No. 131 in its May 31, 1999 financial statements. Results of operations and financial position will be unaffected by implementation of the standard.

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

        KEY VENDORS AND SUPPLIERS: The Company will initiate a survey of its key vendors and suppliers to assess their plans for bringing any non-compliant systems into Year 2000 compliance. Such study is expected to be completed by the end of June 1999.

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

Efforts on the Company's Year 2000 readiness plan, as well as its consideration of contingency plans, are ongoing and will continue to evolve as new information becomes available. At this stage of the process, the Company believes that it is difficult to identify the cause of the most reasonably likely worst case Year 2000 scenario. The Company has not yet adopted any formal contingency plans, and will determine the need for such plans as part of its ongoing assessment of vendors and suppliers, products, and internal business systems. Due to the complexity and pervasiveness of the Year 2000 issue, and in particular the uncertainty regarding the Year 2000 compliance programs of third parties, no assurances can be given that there will not be material adverse effects on the Company's business or its results from operations.

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

                                        PATRIOT SCIENTIFIC CORPORATION


Date: April 21, 1999                    By:     /s/ LOWELL W. GIFFHORN
                                           -------------------------------------
                                           Chief Financial Officer

                                           (Principal Financial and
                                           Accounting Officer and duly
                                           authorized to sign on behalf
                                           of the Registrant)