Form 10KSB/A
period 1998-05-31
PATRIOT SCIENTIFIC CORP
filed 1999-06-21
CIK 836564

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1
(Mark One)

[ X ] AMENDMENT NO. 1 TO ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31, 1998

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

                 10989 Via Frontera, San Diego, California 92127
               (Address of principal executive offices) (Zip Code)
                                 (619) 674-5000
                           (Issuer's telephone number)

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

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
                                   PART I
ITEM 1.      Description of Business                                                  6
ITEM 2.      Description of Property                                                 19
ITEM 3.      Legal Proceedings                                                       19
ITEM 4.      Submission of Matters to a Vote of Security Holders                     19

                                   PART II
ITEM 5.      Market for Common Equity and Related                                    19
               Stockholder Matters
ITEM 6.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                   19
ITEM 7.      Financial Statements                                                    22
ITEM 8.      Changes in and Disagreement with Accountants on                         23
               Accounting and Financial Disclosure

                                  PART III
ITEM 9.      Directors, Executive Officers, Promoters and Control Persons;           23
               Compliance With Section 16(a) of the Exchange Act
ITEM 10.     Executive Compensation                                                  26
ITEM 11.     Security Ownership of Certain Beneficial Owners and Management          30
ITEM 12.     Certain Relationships and Related Transactions                          32

ITEM 13.     Exhibits and Reports on Form 8-K                                        34

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

E1 - The European equivalent of T1.

EMBEDDED CONTROL SYSTEMS (Embedded systems, embedded controller, embedded control microprocessor) products that contain computers, but are not necessarily used as computers. Used for control applications such as laser printer controllers, graphics controllers, accelerator cards, motion controllers, digital communication devices and video terminal controllers.

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

JAVA PROCESSOR- a microprocessor designed primarily to execute the Java language on a particular CPU.

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

STACK- A group of storage locations within a computer, maintained in sequence, accessible for data retrieval primarily from the top of the stack. The limited accessibility of stacks simplify computer algorithms by reducing the amount of information that must be kept to find a given piece of information -- all data is located relative to the top of the stack. Stack-based or stack-oriented has an advantage in certain applications over the vast majority of computers that are register-based designs.

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

WORLDWIDE WEB OR WWW- a portion of the Internet which is a distributed hypermedia system using hypertext documents which use text with pointers to other text. The World Wide Web is accessed using browser programs allowing searches and linking of documents and databases. Allows non-technical users to exploit the capabilities of the Internet.


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

MARKETING AND DISTRIBUTION

        The Company's products are marketed through a combination of a direct sales force and distributors. Approximate sales by principal geographic area (as a percentage of sales) were for fiscal years ended:

                                         1998        1997
                                        ------      ------
               Domestic sales               96%         77%
               Foreign sales
                      North America          1%         13%
                      Europe                 3%          6%
                      Other               --             4%
                                        ------      ------

               Total sales                 100%        100%
                                        ======      ======

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

DEPENDENCE UPON SINGLE CUSTOMERS

        Ten percent (10%) or more of the Company's consolidated net sales for the fiscal years indicated were derived from shipments to the following customers:

                                           1998         1997
                                         --------     --------
        A                                $578,000     $473,000
        B                                $478,000     $472,000
        C                                    --       $212,000
        D                                $207,000         --

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

                                             BID QUOTATIONS
                                           -----------------
                                            HIGH        LOW
                                           ------     ------
        Fiscal Year Ended May 31,1998
          First Quarter                    $ 2.31     $ 1.36
          Second Quarter                   $ 1.78     $ 1.00
          Third Quarter                    $ 1.15     $ 0.53
          Fourth Quarter                   $ 1.36     $ 0.72

        Fiscal Year Ended May 31, 1997
          First Quarter                    $ 3.50     $ 1.75
          Second Quarter                   $ 2.44     $ 1.12
          Third Quarter                    $ 1.83     $ 0.94
          Fourth Quarter                   $ 1.62     $ 0.97

        The Company had approximately 226 shareholders of record as of May 31, 1998. At August 14, 1998, there were 38,248,110 shares of Common Stock issued and outstanding. The Company has never paid a cash dividend on its Common Stock and does not expect to pay one in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The Company's results of operations have been and may continue to be subject to significant variations. The results for a particular period may vary due to a number of factors. These include:

        - the overall state of the semiconductor and communications segments of the economy,

        -   the development status of and demand for the Company's products,

        -   economic conditions in the Company's markets,

        -   the timing of orders,

        -   the timing of expenditures in anticipation of future sales,

        -   the mix of products sold by the Company,

        -   the introduction of new products,

        -   product enhancements by the Company or its competitors, and

        -   pricing and other competitive conditions.

        As described in Note 1 to the Consolidated Financial Statements, effective December 26, 1996, the Company acquired 96.9% of the common stock of Metacomp. The business combination was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been presented to include the results of Metacomp as though the business combination occurred as of June 1, 1995. In addition, Metacomp changed its fiscal year-end from July 31 to May 31 to conform to the Company's fiscal year-end. Based on the difference in fiscal year-ends, results of operations for the two months ended July 31, 1996 were included in the Company's results of operations for the year ended May 31, 1997.

RESULTS OF OPERATIONS

        Net sales. Total net sales for the fiscal year ended May 31, 1998 increased 3.0% to $1,902,874 from $1,847,421 for the fiscal year ended May 31, 1997. This increase was due primarily to the initial sales of the microprocessor and the development contracts for the radar/antenna product line.

        Cost of sales. Cost of sales as a percentage of net sales increased to 61.2% in fiscal 1998 compared to 54.3% in fiscal 1997. This increase in the cost of sales percentage was a result of increasing the obsolescence reserve by $203,000 for component and finished parts inventory related to older products being phased out. Additional inventory write downs and reserves may be necessary in future years since additional communication products are nearing the end of their life cycles. Future sales may not be sufficient to use existing finished parts inventory (which had built up in previous years in anticipation of larger orders) and component parts may not be usable in other products. Each period the Company reviews component part and finished goods inventory quantities and estimates the amount of useable inventory based on historical usage. If the quantities anticipated to be used are less than the quantities on hand, then the Company increases the obsolescence reserve and records additional cost of sales.

        Research and development expenses increased 17.5% from $1,367,937 in fiscal 1997 to $1,607,828 for fiscal 1998. This increase was due primarily to an increase in licensed software support and update fees.

        Selling, general and administrative expenses increased 67.1% from $2,448,751 in fiscal 1997 to $4,090,937 in fiscal 1998. This increase was due primarily to:

        - the costs of two financings, which financings were in the total amount of $3,000,000,

        - an increase in personnel costs related to the Company's addition of one marketing executive and one financial officer,

        - the compensation costs of $1,995,000 related to the earnout from escrow of 2,000,000 shares of common stock in 1998 as compared to compensation cost of $725,000 related to the earnout of 500,000 shares of common stock in 1997 as discussed in Note 4 to the Consolidated Financial Statements, and

        - an increase in marketing costs related to introducing the Company's products to the marketplace.

        Amortization of purchased ShBoom technology was $612,333 for fiscal 1997. The technology was totally amortized during fiscal year 1997 and, accordingly, there was no corresponding expense for fiscal year 1998.

        Other income (expense) was significantly higher for fiscal 1998 as a result of a recognition of $2,592,446 of non-cash interest related to the discount on convertible term debentures and valuation of warrants as discussed in Note 5 to the Consolidated Financial Statements and the interest on these debentures.

        A one-time extraordinary income item of $1,779,457 was recorded in fiscal 1997. Metacomp filed for protection from its creditors in 1991 and entered a plan of reorganization with the U.S. Bankruptcy Court. The Chapter 11 plan was completed in July 1996 and resulted in this amount of debt being discharged.



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

TAX LOSS CARRYFORWARDS

        As of May 31, 1998, the Company has approximately $9,052,000 of tax loss carryforwards. A valuation allowance has been recorded for the net deferred tax asset of $4,258,000 arising primarily from tax loss carryforwards because management can not determine that it is more likely than not that the deferred tax asset will not be realized. See Note 8 to the consolidated financial statements.

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

FOURTH QUARTER ADJUSTMENTS

The Company recorded in the fourth quarter certain adjustments relative to non-cash interest expense related to convertible debt and associated debenture costs and a write-down of inventory due to obsolescence amounting to an aggregate of $2,100,000 which are discussed in Notes 5 and 6 to the consolidated financial statements. Of the aggregate amount, $1,000,000 and $1,100,000 related to the third and fourth quarters, respectively. The Company filed an amended Form 10-QSB for the quarter ended February 28, 1998.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

        The current directors and executive officers of the Registrant, their ages, positions held in the Company and duration as such, are as follows:

      NAME                   AGE               POSITION AND OFFICES                DIRECTOR SINCE
      Elwood G. Norris        59            Chairman and Director                     August 1989
      James T. Lunney         43            President, CEO and Director                April 1998
      Donald R. Bernier       56            Director                                 January 1995
      Michael A. Carenzo      57            Director                                    June 1996
      Norman J. Dawson        57            Vice President, General Manager
                                              and Director                           January 1997
      Helmut Falk, Jr.        42            Director                                December 1997
      Richard D. McDaniel     73            Director                                December 1995
      Lowell W. Giffhorn      51            Chief Financial Officer                           n/a
      Jayanta K. Maitra       48            Vice President Engineering                        n/a
      Philip Morettini        41            Vice President Sales & Marketing                  n/a
      Robert Putnam           40            Secretary                                         n/a

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

                           SUMMARY COMPENSATION TABLE

                                        Annual Cash Compensation                     Long-Term Compensation
                               ----------------------------------------        ------------------------------------
      Name and                  Fiscal                                            Options            All Other
Principal Position               Year           Salary          Bonus          (# of Shares)      Compensation (7)
------------------             --------        --------        --------        --------------     -----------------
James T. Lunney                    1998        $ 26,385             Nil        350,000 shares            None
  President and CEO(1)

Michael A. Carenzo                 1998        $164,133             Nil        525,691 shares            None
  President and CEO(2)             1997        $138,000             Nil        900,000 shares            None

Elwood G. Norris                   1996        $ 60,693             Nil        50,000 shares             None
 President and CEO(3)

Helmut Falk                        1996        $  9,231             Nil        None                      None
 President and CEO(4)

Norman J. Dawson                   1998        $114,169             Nil        425,000                   None
  Vice President and               1997        $128,483             Nil        533,953               $  4,241
  General Manager(5)

Jayanta K. Maitra                  1998        $104,500             Nil        485,753                   None
  Vice President                   1997        $118,700             Nil        535,753               $  2,874
  Engineering(6)

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

             OPTION GRANTS TABLE FOR FISCAL YEAR ENDED MAY 31, 1998

                                                  Percent of Total
                         Number of                Options Granted           Exercise     Expiration
        Name          Options Granted       to Employees in Fiscal Year      Price          Date
        ----          ---------------       ---------------------------      -----          ----
James T. Lunney            350,000                  23.2%                    $0.86        2/22/2003
Michael A. Carenzo          50,000                   3.3%                    $0.59        1/26/2003
Elwood G. Norris            50,000                   3.3%                    $0.59        1/26/2003
Norman J. Dawson            50,000                   3.3%                    $0.59        1/26/2003
Jayanta K. Maitra           25,000                   1.7%                    $0.59        1/26/2003


AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

        Shown below is information on exercises of stock options and fiscal year-end values pursuant to the Company's 1996 and 1992 Stock Option Plans to the Named Officers reflected in the Summary Compensation Table shown above.

          AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                          Number of Unexercised        Value of Unexercised
                                                             Options Held At          In-The-Money Options At
                          Shares                              May 31, 1998                May 31, 1998 (1)
                          Acquired        Value        ---------------------------   --------------------------
Name                    on Exercise     Realized       Exercisable   Unexercisable   Exercisable  Unexercisable
----                    -----------     --------       -----------   -------------   -----------  -------------
Michael A. Carenzo         40,200        $53,466        525,691           --          $ 8,000        $  --
Norman J. Dawson           54,600        $61,666         50,000        375,000        $  --          $  --
Elwood G. Norris             --             --          100,000           --          $ 8,000        $  --
James T. Lunney              --             --          116,667        233,333        $  --          $  --
Jayanta Maitra               --             --          110,753        375,000        $24,379        $  --

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

        During the fiscal year ended May 31, 1998, pursuant to Mr. Dawson's and Mr. Maitra's Employment Contracts, the Board of Directors of the Company cancelled 75,000 previously granted stock options to each and reset the vesting schedule on an additional 75,000 previously granted stock options to each as a result of the Company not meeting certain performance goals. As a result of Mr. Carenzo's resignation in March, 1998, 337,500 previously granted stock options were cancelled. The Company has no defined benefit or actuarial plans covering any person.

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

        Pursuant to the terms of the Purchase Agreement, 5,000,000 of the common shares were issued to nanoTronics pursuant to an earnout escrow arrangement as a contingent purchase price. The terms of the escrow arrangement, as defined in the Purchase Agreement, provide for the release from escrow of 500,000 common shares for each $500,000 of Patriot revenues commencing June 1, 1994 and ending May 31, 1999. The Purchase Agreement also provides for a release of shares in the event of other major corporate events, including a sale of substantially all the assets of the Company, certain mergers, combinations or consolidations, certain tender offers and upon a liquidation or dissolution. Any shares not earned by May 31, 1999 would be canceled. The shares may be sold, assigned or transferred within the escrow arrangement but would still be subject to the escrow terms. As of May 31,

1998, 500,000 shares have been released from escrow, an additional 2,000,000 shares have been earned and charged to compensation costs but remain in escrow pending the outcome of continuing discussions between the Company, nanoTronics and one of the co-inventors of the technology, and 2,500,000 shares are held in escrow contingent on the future revenue of the Company.

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

  4.4       Form of 5% Convertible Term Debenture (CC Investments, LDC) due June
            2, 1999 aggregating $2,000,000 to two investors incorporated by
            reference to Exhibit 4.4 to Form 8-K dated June 16, 1997                 (1)

  4.5       Form of Stock Purchase Warrant (CC Investments, LDC) dated June 2,
            1997 exercisable to purchase an aggregate of 400,000 common shares at $1.69125 per share until June 2, 2002, granted to two investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to Exhibit 4.5 to Form 8-K dated June 16,
            1997                                                                     (1)

  4.6       Registration Rights Agreement dated June 2, 1997 by and among the
            Company and CC Investments, LDC and the Matthew Fund, N.V. related to the registration of the common stock related to Exhibits 4.4 and
            4.5 incorporated by reference to Exhibit 4.6 to Form 8-K dated June
            16, 1997                                                                 (1)

  4.7       Form of Warrant to Purchase Common Stock (Swartz Family Partnership,
            L.P.) dated June 2, 1997 exercisable to purchase an aggregate of
            211,733 common shares at $1.69125 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to Exhibit 4.7
            to Form 8-K dated June 16, 1997                                          (1)

  4.8       Registration Rights Agreement dated June 2, 1997 by and among the
            Company and Swartz Investments, LLC related to the registration of the common stock related to Exhibit 4.7 incorporated by reference to
            Exhibit 4.8 to Form 8-K dated June 16, 1997                              (1)

  4.9       Form of 5% Convertible Term Debenture (CC Investments, LDC) due June
            2, 1999 aggregating $1,000,000 to two investors incorporated by reference to Exhibit 4.9 to Form 10-KSB for the year ended May 31,
            1998                                                                     (1)

  4.10      Form of Stock Purchase Warrant (CC Investments, LDC) dated November
            24, 1997 exercisable to purchase an aggregate of 200,000 common shares at $1.50 per share until June 2, 2002, granted to two investors in connection with the offering of securities in Exhibit
            4.9 incorporated by reference to Exhibit 4.10 to Form 10-KSB for the
            year ended May 31, 1998                                                  (1)

  4.11      Form of Warrant to Purchase Common Stock (Swartz Family Partnership,
            L.P.) dated November 24, 1997 exercisable to purchase an aggregate of 105,867 common shares at $1.50 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities in Exhibit 4.9 incorporated by reference to Exhibit 4.11
            to Form 10-KSB for the year ended May 31, 1998                           (1)

  4.12      Form of Warrant to Purchase Common Stock (Investor Communications
            Group, Inc.) dated June 16, 1997 exercisable to purchase an aggregate of 130,000 common shares at prices ranging from $2.50 to
            $7.50 per share until June 15, 1999 incorporated by reference to
            Exhibit 4.12 to Form 10-KSB for the year ended May 31, 1998              (1)

  4.13      Warrant to Purchase Common Stock issued to Spellcaster
            Telecommunications, Inc. dated April 28, 1998 exercisable to purchase an aggregate of 100,000 common shares at $1.25 per share until April 28, 2000 incorporated by reference to Exhibit 4.13 to
            Form 10-KSB for the year ended May 31, 1998                              (1)

  10.0      MATERIAL CONTRACTS.

  10.1      1992 Incentive Stock Option Plan of the Company, incorporated by
            reference to Exhibit 10.1 to Form 8-K dated May 12, 1992                 (1)

  10.1.1    Amendment to 1992 Incentive Stock Option Plan dated January 11,
            1995, incorporated by reference to Exhibit 10.1.1 to Form S-8 dated
            July 17, 1996                                                            (1)

  10.2      1992 Non-Statutory Stock Option Plan of the Company, incorporated by
            reference to Exhibit 10.2 to Form 8-K dated May 12, 1992                 (1)

  10.2.1    Amendment to 1992 Non-Statutory Stock Option Plan dated January 11,
            1995 incorporated by reference to Exhibit 10.2.1 to Form 10-KSB for
            fiscal year ended May 31, 1996                                           (1)

  10.3      Lease Agreement between the Company's subsidiary Metacomp, Inc. and
            Clar-O-Wood Partnership, a California limited partnership dated
            April 11, 1991 as amended November 11, 1992 and November 2, 1995, incorporated by reference to Exhibit 10.3 to Form 10-KSB for the
            fiscal year ended May 31, 1997                                           (1)

  10.4      Stock Purchase Agreement dated November 29 and 30, 1995, between the
            Company and SEA, Ltd., incorporated by reference to Exhibit 10.4 to
            Form 8-K dated December 11, 1995                                         (1)

  10.4.1    Letter Amendment to Stock Purchase Agreement dated February 21,
            1996, between the Company and SEA, Ltd., incorporated by reference
            to Exhibit 10.4.1 to Form 10-QSB for fiscal quarter ended 2/29/96        (1)

  10.5      1995 Employee Stock Compensation Plan of the Company, incorporated by reference to Exhibit 10.5 to Form 10-QSB for fiscal quarter ended
            11/30/95                                                                 (1)

  10.6      Letter Stock and Warrant Agreement dated January 10, 1996 between the Company and Robert E. Crawford, Jr., incorporated by reference
            to Exhibit 10.6 to Form 10-QSB for fiscal quarter ended 2/29/96          (1)

  10.7      Non-Exclusive Manufacturing and Line of Credit Agreement dated
            February 28, 1996, between the Company and Labway Corporation, incorporated by reference to Exhibit 10.7 to Form 10-QSB for fiscal
            quarter ended 2/29/96                                                    (1)

  10.8      Distribution and Representation Agreement dated February 28, 1996, between the Company and Innoware, Inc., incorporated by reference to
            Form 10-QSB for fiscal quarter ended 2/29/96                             (1)

  10.9      Employment Agreement dated November 20, 1995 between the Company and
            Elwood G. Norris, incorporated by reference to Exhibit 10.9 to
            Registration Statement on Form SB-2 dated March 18, 1996                 (1)

  10.9.1    First Amendment to Employment Agreement dated May 17, 1996 between the Company and Elwood G. Norris, incorporated by reference to
            Exhibit 10.9.1 to Pre-Effective Amendment No. 2 to Registration
            Statement on Form SB-2 dated May 23, 1996                                (1)

  10.10     Employment Agreement dated November 20, 1995 between the Company and
            Robert Putnam, incorporated by reference to Exhibit 10.10 to
            Registration Statement on Form SB-2 dated March 18, 1996                 (1)

  10.11     Sales Contractual Agreement dated March 19, 1996 between the Company and Evolve Software, Inc., incorporated by reference to Exhibit
            10.11 to Pre-Effective Amendment No. 1 to Registration Statement on
            Form SB-2 dated April 29, 1996                                           (1)

  10.11.1   Two Year Stock Purchase Warrant dated March 19, 1996 Granted to
            Evolve Software, Inc. Providing for the Purchase of up to 50,000
            Common Shares at $2.85, incorporated by reference to Pre-Effective
            Amendment No. 1 to Registration Statement on Form SB-2 dated April
            29, 1996                                                                 (1)

  10.12     Employment Agreement dated as of May 8, 1996 between the Company and
            Michael A. Carenzo, including Schedule A - Stock Option Agreement, incorporated by reference to Pre-Effective Amendment No. 2 to
            Registration Statement on Form SB-2 dated May 23, 1996                   (1)

  10.12.1   First Amendment to Employment Agreement dated May 8, 1996 between the Company and Michael A. Carenzo dated September 23, 1996, incorporated by reference to Exhibit 10.12.1 to Form 10-KSB for the
            fiscal year ended May 31, 1997                                           (1)

  10.13     1996 Stock Option Plan of the Company dated March 25, 1996 and approved by the Shareholders on May 17, 1996, incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement
            on Form SB-2 dated May 23, 1996                                          (1)

  10.14     Sales Contractual Agreement dated June 20, 1996 between the Company and Compunetics Incorporated incorporated by reference to Exhibit
            10.14 to Form 10-KSB for fiscal year ended May 31, 1996                  (1)

  10.15     Sales Contractual Agreement dated July 31, 1996 between the Company and Premier Technical Sales, Inc. incorporated by reference to
            Exhibit 10.15 to Form 10-KSB for fiscal year ended May 31, 1996          (1)

  10.16     Employment Agreement dated January 1, 1997 between the Company and
            Norman J. Dawson, incorporated by reference to Exhibit 10.16 to Form
            10-KSB for the fiscal year ended May 31, 1997                            (1)

  10.17     Employment Agreement dated January 1, 1997 between the Company and
            Jayanta K. Maitra, incorporated by reference to Exhibit 10.17 to
            Form 10-KSB for the fiscal year ended May 31, 1997                       (1)

  10.18     Technology License and Distribution Agreement dated June 23, 1997 between the Company and Sun Microsystems, Inc., incorporated by reference to Exhibit 10.18 to Form 10-KSB for the fiscal year ended
            May 31, 1997                                                             (1)

  10.19     Employment Agreement dated March 23, 1998 between the Company and
            James Lunney incorporated by reference to Exhibit 10.21 to Form
            10-KSB for the fiscal year ended May 31, 1998                            (1)

  10.20     Employment Agreement dated July 28, 1997 between the Company and
            Philip Morettini incorporated by reference to Exhibit 10.21 to Form
            10-KSB for the fiscal year ended May 31, 1998                            (1)

  10.21     Employment Agreement dated July 23, 1998 between the Company and
            Lowell W. Giffhorn incorporated by reference to Exhibit 10.21 to
            Form 10-KSB for the fiscal year ended May 31, 1998                       (1)

  23.0      CONSENTS OF EXPERTS AND COUNSEL.

  23.1      Consent of BDO Seidman, LLP                                              (2)

  23.2      Consent of Harlan & Boettger, Certified Public Accountants               (2)

  99.0      ADDITIONAL EXHIBITS.

  99.1      Form of ISO Plan Option (Gaspar) dated May 29, 1992, incorporated by reference to Exhibit 28.2 to registration statement on Form SB-2,
            file no. 33-57858                                                        (1)

  99.2      Form of NSO Plan Option (Berlin) dated May 29, 1992, incorporated by reference to Exhibit 28.3 to registration statement on Form SB-2,
            file no. 33-57858                                                        (1)

  99.3      Form of Incentive Stock Option Agreement to the Company's 1996 Stock
            Option Plan (individual agreements differ as to number of shares, dates, prices and vesting), incorporated by reference to
            Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2
            dated May 23, 1996                                                       (1)

  99.4      Form of NonQualified Stock Option Agreement to the Company's 1996
            Stock Option Plan (individual agreement differ as to number of shares, date, prices and vesting), incorporated by reference to
            Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2
            dated May 23, 1996                                                       (1)

  99.5      Press Release of the Company dated November 4, 1996 incorporated by
            reference to Exhibit 99.5 to Form 8-K dated January 9, 1997              (1)


        (1) Previously filed in indicated registration statement or report.

        (2) Exhibit filed herewith this Amendment No. 1 to the Annual Report on Form 10-KSB for the fiscal year ended May 31, 1998

(b) The Company filed a report on Form 8-K on February 27, 1998.

Patriot Scientific Corporation

Index to Consolidated Financial Statements



        Reports of Independent Certified Public Accountants......................     F-2-
                                                                                      F-3

        Consolidated Balance Sheet as of May 31, 1998............................     F-4

        Consolidated Statements of Operations for the Years Ended
               May 31, 1998 and 1997.............................................     F-5

        Consolidated Statements of Stockholders' Equity for the Years
               Ended  May 31, 1998 and 1997......................................     F-6

        Consolidated Statements of Cash Flows for the Years ended
               May 31, 1998 and 1997.............................................     F-7

        Summary of Accounting Policies...........................................     F-8-
                                                                                      F-12
        Notes to Consolidated Financial Statements...............................     F-12 -
                                                                                      F-25

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

As discussed in Note 15, the accompanying financial statements have been restated to reflect the effect of a change in the accounting treatment for escrowed shares of common stock.


/s/ BDO Seidman, LLP

Denver, Colorado
July 17, 1998, except for notes 4 and 15 which are as of June 15, 1999

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


/s/ Harlan & Boettger

San Diego, California
December 17, 1996

                         PATRIOT SCIENTIFIC CORPORATION
                           Consolidated Balance Sheet

May 31,                                                                1998
-------------------------------------------------------------------------------
ASSETS

Current assets:
      Cash and cash equivalents                                    $    602,456
      Accounts receivable, net of allowance
        of $5,000 for uncollectible accounts                            593,542
      Inventories (Note 2)                                              230,417
      Prepaid expenses                                                  109,365
-------------------------------------------------------------------------------

Total current assets                                                  1,535,780

Property and equipment, net (Note 3)                                    453,211


Other assets:
      Patents and trademarks, net                                       196,942
      Other                                                               3,721
-------------------------------------------------------------------------------
Total other assets                                                      200,663
-------------------------------------------------------------------------------
                                                                   $  2,189,654
===============================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                             $    391,184
      Accrued liabilities                                               131,088
      Current portion-capital lease obligations (Note 10)                 2,179
-------------------------------------------------------------------------------
Total current liabilities                                               524,451
-------------------------------------------------------------------------------

Long-term liabilities:
      Capital lease obligations (Note 10)                                 1,355
      5% Convertible term debentures (Note 5)                           507,000
-------------------------------------------------------------------------------
Total liabilities                                                     1,032,806
-------------------------------------------------------------------------------

Commitments and contingencies (Note 10)

Stockholders' equity (Notes 6, 9 and 11):
      Preferred stock, $.00001 par value; 5,000,000 shares
        authorized: none outstanding                                       --
      Common Stock, $.00001 par value; 60,000,000 shares
        authorized: issued and outstanding 37,880,776                       379
      Additional paid-in capital                                     20,741,092
      Accumulated deficit                                           (19,584,623)
-------------------------------------------------------------------------------
Total stockholders' equity                                            1,156,848
-------------------------------------------------------------------------------
                                                                   $  2,189,654
===============================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                   PATRIOT SCIENTIFIC CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         (SEE NOTE 1)
Years Ended May 31,                              1998                  1997
-------------------------------------------------------------------------------

Net sales (Note 12)                          $  1,902,874          $  1,847,421

Cost of sales:
     Product costs                                960,688               893,445
     Inventory obsolescence                       203,000               110,000
-------------------------------------------------------------------------------
Cost of sales                                   1,163,688             1,003,445
-------------------------------------------------------------------------------

Gross profit                                      739,186               843,976

Operating expenses:
     Research and development                   1,607,828             1,367,937
     Selling, general and
       administrative                           4,090,937             2,448,751
     Amortization                                      --               612,333
-------------------------------------------------------------------------------
                                                5,698,765             4,429,021
-------------------------------------------------------------------------------
Operating loss                                 (4,959,579)           (3,585,045)
-------------------------------------------------------------------------------
Other income (expenses):
     Interest income                               61,610                39,302
     Interest expense                             (24,370)              (30,491)
     Non-cash interest expense
       related to convertible
       notes (Note 5)                          (2,592,446)             (392,015)
-------------------------------------------------------------------------------
                                               (2,555,206)             (383,204)
-------------------------------------------------------------------------------
Net loss before extraordinary
     item                                      (7,514,785)           (3,968,249)

Extraordinary income (Note 11)                         --             1,779,457
-------------------------------------------------------------------------------

Net loss                                     $ (7,514,785)         $ (2,188,792)
===============================================================================

Basic and diluted income (loss)
     per common share (Note 7):
     Before extraordinary item               $      (0.24)         $      (0.15)
     Extraordinary income                            --                    0.07
-------------------------------------------------------------------------------
Basic and diluted (loss)
     per common share                        $      (0.24)         $      (0.08)
-------------------------------------------------------------------------------

Weighted average number of
  common shares outstanding
  during the period (Note 7)                   31,016,956            27,250,755
===============================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (See Note 1)

-----------------------------------------------------------------------------------------------------------------------------
Years Ended May 31, 1998 and 1997

                                                      Common Stock             Additional                          Total
                                              ----------------------------      Paid-in        Accumulated      Stockholders'
                                                 Shares          Amount         Capital          Deficit           Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, June 1, 1996                           30,985,257    $        310    $ 10,151,024     $ (8,139,346)    $  2,011,988

Exercise of warrants at $1.58
  per share                                        154,883               2         239,499               --          239,501
Common stock issued for services
  at $1.28 per share                                22,600              --          28,927               --           28,927
Exercise of stock options at $.18 to
  $.625 per share                                  380,486               4         165,857               --          165,861
Non-cash interest expense related to
  convertible notes recorded to
  additional paid-in capital (Note 6)                   --              --         375,000               --          375,000
Non-cash compensation expense (Note 6)                  --              --         291,180               --          291,180
Common stock earned under an escrow
  agreement for purchased technology
  at $1.44 per share (Note 4)                           --              --         725,000                           725,000
Conversion of 6% Convertible
  Subordinated Notes plus interest
  at $.85 to $1.27 per share (Note 6)            1,525,103              15       1,517,000               --        1,517,015
Adjustment for Metacomp Inc.
  pooling of interests from year-
  end change (Note 1)                                   --              --              --       (1,741,700)      (1,741,700)
Net loss                                                --              --              --       (2,188,792)      (2,188,792)
-----------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 1997                           33,068,329             331      13,493,487      (12,069,838)       1,423,980
-----------------------------------------------------------------------------------------------------------------------------

Common stock earned under an escrow
  agreement for purchased technology
  at $.75-$1.41 per share (Note 4)                      --              --       1,995,000                         1,995,000
Exercise of stock options at $.18 to
  $.875 per share                                  478,854               5         247,802                           247,807
Non-cash interest expense related to
  convertible notes recorded to additional
  paid-in capital (Note 5)                              --              --       2,018,111                         2,018,111
Unamortized debt issuance costs
  related to convertible notes                          --              --        (114,100)                         (114,100)
Conversion of 5% Convertible
  term debentures plus interest
  at $.50 to $1.09 per share (Note 5)            4,333,593              43       2,523,292                         2,523,335
Value of warrants issued (Note 6)                       --              --         577,500                           577,500
Net loss                                                --              --              --       (7,514,785)      (7,514,785)
-----------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 1998                           37,880,776    $        379    $ 20,741,092     $(19,584,623)    $  1,156,848
-----------------------------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Years Ended May 31,                                            1998             1997
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
      Net loss                                              $(7,514,785)     $(2,188,792)
      Adjustments to reconcile net loss
        to cash used in operating activities:
          Adjustment for Metacomp Inc. pooling of
            interests from year-end change (Note 1)                --         (1,741,700)
          Amortization and depreciation                         341,072          836,692
          Provision for doubtful accounts                        41,761            5,000
          Provision for inventory obsolescence                  203,000          110,000
          Common stock and warrants issued for services          33,500           28,927
          Non-cash interest expense related to
              convertible notes                               2,096,446          392,015
          Non-cash interest expense related to warrants         496,000               --
          Amortization of debt issuance costs                   140,000           45,000
          Non-cash compensation expense                       1,995,000        1,016,180
          Changes in:
             Accounts receivable                               (375,183)         (65,719)
              Inventories                                        96,116          (28,377)
              Prepaid and other assets                            7,940          (23,163)
              Accounts payable and accrued expenses              16,053          (74,231)
----------------------------------------------------------------------------------------
Net cash used in operating activities                        (2,423,080)      (1,688,168)
----------------------------------------------------------------------------------------
INVESTING ACTIVITIES -
      Purchase of property, equipment and patents              (417,225)        (238,447)
FINANCING ACTIVITIES:
      Principal payments on notes payable and
        long-term debt                                           (2,721)        (320,016)
      Proceeds from issuance of common stock
        and exercise of common stock warrants
        and options                                             247,807          405,362
      Proceeds from issuance of convertible notes             3,000,000        1,500,000
      Payments for debenture costs                             (280,000)         (45,000)
----------------------------------------------------------------------------------------
Net cash provided by financing activities                     2,965,086        1,540,346
----------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            124,781         (386,269)

CASH AND CASH EQUIVALENTS, beginning of year                    477,675          863,944
----------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                      $   602,456      $   477,675
========================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Convertible notes  and accrued interest
        exchanged for common stock                          $ 2,409,236      $ 1,500,000
      Cash payments for interest                                    383           30,491
========================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Patriot Scientific Corporation (the "Company") is engaged in the development, marketing, and sale of patented microprocessor technology and high-performance high-speed data communication products. The Company also owns and is developing innovative radar and antenna technology.

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

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is computed over the estimated useful life of three to five years using the straight line method. The Company follows the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows from and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

PURCHASED TECHNOLOGY

In accordance with the provisions of FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method", purchased semiconductor microprocessor technology that is determined to have alternative future uses is capitalized at cost. Effective June 1, 1994, the Company began amortizing such technology using the straight-line method over its estimated useful life of three years (See Note 4). As of May 31, 1998, the purchased technology was fully amortized.

Purchased technology is assessed periodically for impairment. The amount of impairment, if any, is charged to operations. The Company recovers its investments in purchased technology based upon net cash flows from future sales and license agreements.

PATENTS AND TRADEMARKS

Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of four years. The carrying value of patents and trademarks is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value determined based on the provisions of SFAS No. 121 as discussed above.

REVENUE RECOGNITION

Revenue is recognized upon the shipment of product to the customer. Licensing and royalty income is recognized when earned.

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

NET LOSS PER SHARE

At May 31, 1998, the Company implemented SFAS No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. All prior earnings per share data has been restated to reflect the requirements of SFAS No. 128. The adoption of SFAS No. 128 had no effect on the Company's previously reported earnings per share.

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

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

                                                     1997
-------------------------------------------------------------
Net sales
      Patriot                                     $    19,362
      Metacomp                                        874,377
-------------------------------------------------------------
      Total                                       $   893,739
-------------------------------------------------------------

Net income (loss)
      Patriot                                     $(1,202,485)
      Metacomp before extraordinary income             40,706
      Metacomp extraordinary income                 1,779,457
-------------------------------------------------------------
      Pro forma net income                            617,678
      Merger costs and expenses                       (30,000)
      Interest income                                  (6,000)
      Interest expense                                 15,625
-------------------------------------------------------------
      Net income, as reported                     $   597,303
-------------------------------------------------------------

Basic income per common share
      As reported                                 $      0.02
      Pro forma                                   $      0.02


Merger costs and expenses consisted of legal and accounting fees.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. INVENTORIES           Inventories at May 31, 1998 consisted of the following:

                         -------------------------------------------------------

                         Component parts                              $ 418,502
                         Work in process                                 60,136
                         Finished goods                                 116,779
                                                                      ---------
                                                                        595,417
                         Reserve for obsolescence                      (365,000)
                                                                      ---------
                                                                      $ 230,417
                                                                      =========

                         -------------------------------------------------------

3. PROPERTY AND          Property and equipment consisted of the following at
   EQUIPMENT             May 31, 1998:


                         ------------------------------------------------------------------
                         Computer equipment and software                         $1,101,418
                         Furniture and fixtures                                     286,732
                         Laboratory equipment                                       197,534
                         ------------------------------------------------------------------

                                                                                  1,585,684

                         Less accumulated depreciation and amortization           1,132,473
                         ------------------------------------------------------------------

                         Net property and equipment                              $  453,211
                         ------------------------------------------------------------------

                      Depreciation expense was approximately $281,130 and $184,055 for the years ended May 31, 1998 and 1997.

                      At May 31, 1998, property and equipment includes certain equipment under capital lease agreements with an original cost of $36,427 and accumulated depreciation of $28,084.

4. PURCHASED TECHNOLOGY

SEMICONDUCTOR MICROPROCESSOR TECHNOLOGY

Effective May 31, 1994, the Company acquired certain proprietary semiconductor microprocessor technology (the "ShBoom Technology") and related computer software from a corporation in exchange for 10,000,000 restricted shares of the Company's common stock (5,000,000 of which were originally placed in escrow subject to an earnout arrangement as discussed below).

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The cost of this technology of $1,875,000 was based upon the estimated current fair market value of the 5,000,000 non-contingent shares of the Company's common stock issued under this agreement and was amortized over its estimated useful life of three years. The remaining 5,000,000 shares issued for this technology were subject to an earnout escrow arrangement. As such, when the escrowed shares are earned, they are charged to compensation costs. The terms of the escrow arrangement provide for an earnout formula of 500,000 shares for each $500,000 of revenues earned by the Company during the period from June 1, 1994 through May 31, 1999. Additionally, this agreement also provides for the full earnout of these shares if during the earnout period there is (i) any sale of the assets of the Company, (ii) a business combination with another entity where the Company is not the surviving entity, (iii) at least 75% of the Company's stock is tendered to another organization, or (iv) a liquidation or dissolution of the Company. Any of the contingent shares not earned by May 31, 1999 would be returned to the Company and canceled.

        During the years ended May 31, 1997 and 1998, 500,000 shares and 2,000,000 shares, respectively, were earned as a result of the arrangement and $725,000 and $1,995,000, respectively, were charged to compensation costs. The 500,000 shares that were earned during the year ended May 31, 1997 were released during the current year. At May 31, 1998, 4,500,000 shares remain in escrow of which 2,000,000 shares have been earned and charged to compensation cost but remain in escrow pending the outcome of a lawsuit between the Company, nanoTronics and the Fish Family Trust as discussed in Note 14 to the Consolidated Financial Statements. Upon the resolution of the lawsuit, the remaining shares held in escrow will either be released to the Falk Family Trust, used either partially or in their entirety as a means of settling the lawsuit, or be returned to the Company. At May 31, 1998, the 2,500,000 shares that have not met the earnout arrangement have been excluded from the calculation of basic or diluted earnings per share.

RADAR TECHNOLOGY

Effective August 8, 1989, the Company acquired certain proprietary ground penetrating radar ("GPR") technology from a current director of the Company, primarily in exchange for 5,000,000 shares of the Company's common stock. Such shares were subject to an escrow agreement and were releaseable to the director under various specified conditions including the Company's subsequent merger or business combination with any third party.

As a result of the Company's acquisition of the ShBoom, these 5,000,000 shares were released to the director and the escrow agreement was terminated. Effective May 31, 1994, additional costs totaling $1,875,000 of this previously purchased GPR technology was recorded as compensation costs due to the release of the 5,000,000 shares. Such cost was based upon the estimated current fair market value of the Company's common stock.

Additionally, under the terms of the agreement to acquire the GPR technology, the director is to be paid a royalty equal to 2.5% of all gross revenues received from the GPR technology, up to a

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

maximum of $400,000. The director also is to receive a $50,000 bonus upon the successful demonstration of a working prototype of the technology meeting specified performance criteria. As of May 31, 1998, no amounts were due under this agreement; however, an advance of $17,000 against the royalty was paid at the inception of the agreement.

5.  5% CONVERTIBLE TERM DEBENTURES

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. STOCKHOLDERS' EQUITY

PRIVATE OFFERINGS AND WARRANTS

During fiscal 1997, a total of 154,883 shares of the Company's common stock were issued upon the exercise of outstanding warrants which had been issued in fiscal 1996. The net proceeds from the exercise were $239,501.

During fiscal 1997, the Company issued for cash an aggregate of $1,500,000 of unsecured 6% Convertible Subordinated Promissory Notes due September 30, 1998 ("Notes"). The principal and interest amount of each Note could at the election of the noteholder be converted one or more times into fully paid and nonassessable shares of common stock, $.00001 par value, ("Shares") of the Company, at a price which was the lower of (i) $2.00 per share or (ii) 80% of the average of the five days market price prior to conversion but not less than $0.80 per share. As of May 31, 1997, all Notes plus accrued interest had been converted into 1,525,103 shares of common stock of the Company.

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

1995 EMPLOYEE STOCK COMPENSATION PLAN ("ESC")

Effective October 1995, the Company adopted the ESC Plan, expiring September 30, 1998, reserving for issuance 250,000 shares of the Company's common stock. The ESC Plan provides for compensation awards of the Company's common stock to employees (as defined), at the discretion of the board of directors. During fiscal 1997, the Company issued 22,600 shares of common stock under the Plan recording compensation costs of $28,927 for awards valued at an estimated fair market value of $1.28 per share. During fiscal 1998, no shares were issued under this plan. As of May 31, 1998, 32,400 shares remain available for granting under this plan.

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Under the accounting provisions for SFAS No. 123, the Company's net loss per share would have been increased by the pro forma amounts indicated below:

                                                    1998                  1997
-----------------------------------------------------------------------------------
As reported
    Net loss before extraordinary item          $  (7,514,785)        $  (3,968,249)
    Extraordinary item                                     --             1,779,457
                                                -------------         -------------
    Net loss                                    $  (7,514,785)        $  (2,188,792)
                                                =============         =============
Pro forma
    Net loss before extraordinary item          $  (8,451,147)        $  (4,460,409)
    Extraordinary item                                     --             1,779,457
                                                -------------         -------------
    Net loss                                    $  (8,451,147)        $  (2,680,952)
                                                =============         =============
As reported per share
    Basic loss before extraordinary item        $       (0.24)        $       (0.15)
    Extraordinary item                                     --                  0.07
                                                -------------         -------------
    Basic loss                                  $       (0.24)        $       (0.08)
                                                =============         =============
Pro forma per share
    Basic loss before extraordinary item        $       (0.27)        $       (0.16)
    Extraordinary item                                     --                  0.06
    Basic loss                                  $       (0.27)        $       (0.10)
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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the status of the Company's stock option plans and warrants as of May 31, 1998 and 1997 and changes during the years ending on those dates is presented below:

                                                           1998                                1997
                                               -----------------------------        -----------------------------
                                                                  Weighted                             Weighted
                                                                   Average                              Average
                                                                   Exercise                            Exercise
                                                 Shares             Price            Shares              Price
-----------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year                  4,123,331         $     1.24         3,077,775         $     1.08
   Granted                                      2,658,600               1.39         1,940,000               1.36
   Cancelled                                   (1,059,407)              1.11          (362,375)              2.01
   Exercised                                     (478,854)              0.52          (532,069)              0.76
-----------------------------------------------------------------------------------------------------------------
Outstanding, end of year                        5,243,670         $     1.26         4,123,331         $     1.24
=================================================================================================================

-----------------------------------------------------------------------------------------------------------------
Exercisable, end of year                        3,430,836         $     1.32         1,526,332         $     0.85
-----------------------------------------------------------------------------------------------------------------
Weighted average fair value of options
   and warrants granted during the year                           $     0.61                           $     0.68
=================================================================================================================

The following table summarizes information about stock options and warrants outstanding at May 31, 1998:

                                           Outstanding                                    Exercisable
                         -----------------------------------------------          ----------------------------
                                            Weighted
                                             Average           Weighted                               Weighted
    Range of                                Remaining           Average                               Average
    Exercise               Number          Contractual         Exercise            Number             Exercise
     Prices             Outstanding           Life               Price           Exercisable           Price
--------------------------------------------------------------------------------------------------------------
$  0.18 - 0.37             519,379               2.48          $    0.32            511,379          $    0.32
   0.50 - 0.59             545,000               4.18               0.57            425,000               0.57
   0.80 - 1.17           2,024,691               4.11               1.16            765,691               0.81
   1.25 - 1.76           1,594,600               3.68               1.52          1,237,100               1.56
   2.28 - 2.50             460,000               1.50               2.31            391,666               2.31
   5.00 - 7.50             100,000               0.93               6.25            100,000               6.25
--------------------------------------------------------------------------------------------------------------
$  0.18 - 7.50           5,243,670               4.23          $    1.26          3,430,836          $    1.32
--------------------------------------------------------------------------------------------------------------

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

In addition, 2,500,000 shares of common stock in escrow that had not met the earnout arrangement as of May 31, 1998 were not considered outstanding for diluted earnings (loss) per share. See Note 4 to the Consolidated Financial Statements.

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

8. INCOME TAXES     As of May 31, 1998, the net deferred tax asset recorded and its approximate tax effect consisted of the following:

                    ------------------------------------------------------------
                    Net operating loss carryforwards                  $3,078,000
                    Purchased technology                                 565,000
                    Depreciation and amortization                        279,000
                    Warrants valuation                                   180,000
                    Other, net                                           156,000
                    ------------------------------------------------------------
                                                                       4,258,000
                    Valuation allowance                                4,258,000
                    ------------------------------------------------------------

                    Net deferred tax asset                            $       --
                    ============================================================

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of May 31, 1998, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as Management has not determined that it is more likely than not that the deferred tax asset will be realized. No current tax provision was recorded for fiscal 1998 and 1997 due to reported losses.

At May 31, 1998, the Company has net operating loss carryforwards of approximately $9,052,000 that expire through 2013 and are subject to certain limitations under the Internal Revenue Code of 1986, as amended.

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

                              The Company also leases a copier, computers, and test equipment at interest rates between (4-18%). Future minimum lease payments required under the operating and capital leases are as follows:

                                                                        Operating    Capital Leases
                              ---------------------------------------------------------------------
                              1999                                       $ 96,940          $  2,387
                              2000                                         16,190             1,393

                              Total minimum lease payments                113,130             3,780

                              Less amount representing interest                --               246
                              ---------------------------------------------------------------------
                              Present value of net minimum
                                lease payments                            113,130             3,534

                              Less current portion                             --             1,355
                              ---------------------------------------------------------------------
                              Total                                      $113,130          $  2,179
                              =====================================================================

Rent expense for fiscal 1998 and 1997 was $85,120 and $80,371, respectively.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  EXTRAORDINARY INCOME

The extraordinary income is a gain from the discharge of debt as a result of the completion of Metacomp's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code as of July 1996.

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

15.  RESTATEMENT OF 1998 FINANCIAL STATEMENTS

        During the years ended May 31,1998 and 1997, shares of common stock were earned under the terms of the escrow arrangement as discussed in Note 4 to the Consolidated Financial

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Statements. Previously, compensation expense was recognized upon the release of shares from escrow rather than when such shares were earned. The market value of the shares at the release date was previously recorded as compensation expense in the year ended May 31, 1998. The market value of the shares at the date that such shares were earned should have been recorded as compensation expense in the fiscal years ended May 31, 1998 and 1997. Accordingly, the Company restated its 1998 and 1997 Consolidated Financial Statements. As a result of this restatement, the 1998 and 1997 net loss before extraordinary item and net loss were each increased by $1,620,000 and $725,000, respectively, and basic and diluted loss per share were each decreased by $0.04 and $0.03 per share, respectively.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED:  June 21, 1999               PATRIOT SCIENTIFIC CORPORATION


                                    By:     /s/ LOWELL W. GIFFHORN
                                        ----------------------------------------
                                            Lowell W. Giffhorn
                                            Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                               Title                              Date
       ---------                               -----                              ----
/s/JAMES T. LUNNEY                 President, Director, Chief Executive       June 21, 1999
------------------------------     Officer
James T. Lunney


/s/LOWELL W. GIFFHORN              Chief Financial Officer, Principal         June 21, 1999
------------------------------     Financial Officer and Principal
Lowell W. Giffhorn                 Accounting  Officer


/s/ELWOOD G. NORRIS                Chairman and Director                      June 21, 1999
------------------------------
Elwood G. Norris


/s/RICHARD G. BLUM                 Director                                   June 21, 1999
------------------------------
Richard G. Blum


/s/FREDERICK G. THIEL              Director                                   June 21, 1999
------------------------------
Frederick G. Thiel


/s/DONALD BERNIER                  Director                                   June 21, 1999
------------------------------
Donald Bernier


/s/HELMUT FALK JR.                 Director                                   June 21, 1999
------------------------------
Helmut Falk Jr.


/s/RICHARD D. MCDANIEL             Director                                   June 21, 1999
------------------------------
Richard D. McDaniel