Form 10QSB/A
period 1999-02-28
PATRIOT SCIENTIFIC CORP
filed 1999-06-21
CIK 836564

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1


(Mark One)

[X] AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended February 28, 1999
                                    -----------------

[ ]      TRANSITION  REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _____________ to _______________

                  Commission File Number 0-22182
                                         -------

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

                                 (619) 674-5000
                                 --------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. YES   X    NO
             -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                            41,063,915
-------------------------------                            ----------
            (Class)                             (Outstanding at April 14, 1999)

                         PATRIOT SCIENTIFIC CORPORATION
                                      INDEX


                                                                                           Page
PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements:

             Consolidated Balance Sheets as of February 28, 1999 (unaudited)
               and May 31, 1998                                                             3

             Consolidated Statements of Operations for the nine months and three
               months ended February 28, 1999 and 1998 (unaudited)                          4

             Consolidated Statements of Cash Flows for the nine months ended
               February 28, 1999 and 1998 (unaudited)                                       5

             Notes to Consolidated Financial Statements                                     6-11

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                    12

PART II. OTHER INFORMATION                                                                  17

     Item 1. Legal Proceedings                                                              17
     Item 2. Changes in Securities                                                          18
     Item 3. Defaults upon Senior Securities                                                *
     Item 4. Submission of Matters to a Vote of Security Holders                            *
     Item 5. Other Information                                                              *
     Item 6. Exhibits and Reports on Form 8-K                                               *

SIGNATURES                                                                                  18


     *  No information provided due to inapplicability of the item.

PART I -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         PATRIOT SCIENTIFIC CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                    February 28,         May 31,
                                                                        1999              1998
                                                                    (Unaudited)
Current Assets
      Cash and cash equivalents                                     $     16,800      $    602,456
      Accounts receivable                                                250,322           593,542
      Inventories (Note 3)                                               187,384           230,417
      Prepaid expenses and other                                         204,539           109,365
                                                                    ------------      ------------
        Total current assets                                             659,045         1,535,780

Property and equipment - net                                             531,579           453,211
Patents, trademarks, net                                                 150,966           196,942
Other                                                                      3,721             3,721
                                                                    ============      ============
      Total Assets                                                  $  1,345,311      $  2,189,654
                                                                    ============      ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
      Short-term notes payable                                      $    247,500      $         --
      Accounts payable                                                 1,238,156           391,184
      Accrued liabilities                                                184,529           131,088
      Current portion- capital lease obligations                           1,916             2,179
                                                                    ------------      ------------
          Total current liabilities                                    1,672,101           524,451

Long-term Liabilities
      Capital lease obligations                                               --             1,355
      5% Convertible Term Debentures (Note 5)                                 --           507,000
                                                                    ------------      ------------
          Total Liabilities                                            1,672,101         1,032,806

Stockholders' Equity (Deficit)
      Preferred stock $.00001 par value; authorized
        5,000,000 shares;  none outstanding                                   --                --
      Common stock $.00001 par value; authorized
        60,000,000 shares;  41,063,915 and 37,880,776
        shares issued and outstanding (Note 4)                               411               379
      Additional paid-in capital (Note 4)                             22,572,934        20,741,092
      Accumulated deficit                                            (22,900,135)      (19,584,623)
                                                                    ------------      ------------
                                                                        (326,790)        1,156,848
                                                                    ============      ============
      Total Liabilities and Stockholders' Equity (Deficit)          $  1,345,311      $  2,189,654
                                                                    ============      ============


                 See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three Months Ended                  Nine Months Ended
                                             February 28,                        February 28,
                                        1999              1998              1999              1998
Net sales                           $    271,525      $    253,691      $  1,108,022      $  1,140,711

Cost of sales                            113,425           109,430           683,323           546,130
                                    ------------      ------------      ------------      ------------

Gross profit                             158,100           144,261           424,699           594,581

Operating expenses:
      Research and development           478,571           475,214         1,634,060         1,299,975
      Selling, general and
        administrative                   407,483           389,043         1,770,158         2,620,908
                                    ------------      ------------      ------------      ------------
                                         886,054           864,257         3,404,218         3,920,883
                                                      ------------      ------------      ------------
Operating loss                          (727,954)         (719,996)       (2,979,519)       (3,326,302)
                                    ------------      ------------      ------------      ------------
Other income (expenses):
      Interest income                         45            16,197             3,764            51,313
      Interest expense                   (12,970)          (32,563)          (19,455)          (92,360)
      Non-cash interest expense
        (Notes 4 and 5)                  (20,500)       (1,000,000)         (320,302)       (1,624,678)
                                    ------------      ------------      ------------      ------------
                                         (33,425)       (1,016,366)         (335,993)       (1,665,725)
                                    ------------      ------------      ------------      ------------
Net loss                            $   (761,379)     $ (1,736,362)     $ (3,315,512)     $ (4,992,027)
                                    ============      ============      ============      ============

Basic and diluted loss
      per common share:             $      (0.02)     $      (0.06)     $      (0.09)     $      (0.17)
                                    ============      ============      ============      ============

Weighted average number of
  common shares outstanding
  during the period (Note 1)          39,134,034        31,432,995        37,485,732        29,974,221
                                    ============      ============      ============      ============


                 See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                        Nine Months Ended February 28,
                                                            1999             1998
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
       Net loss                                          $(3,315,512)     $(4,992,027)
       Adjustments to reconcile net loss
         to cash used in operating activities:
           Amortization and depreciation                     194,728          225,031
           Amortization of debt issuance costs                48,000               --
           Common stock and warrants issued
               for services                                   94,971           10,500
           Non-cash compensation expense                     445,000        1,245,000
           Non-cash interest expense related to
               convertible debentures, common stock
               and warrants (Notes 4 and 5)                  365,472        1,624,678
           Changes in:
              Accounts receivable                            136,220         (133,687)
               Inventories                                    43,033            1,206
               Prepaid and other assets                      (49,198)        (212,406)
               Accounts payable and accrued expenses         900,413            8,295
                                                         -----------      -----------
Net cash used in operating activities                     (1,136,873)      (2,223,410)
                                                         -----------      -----------

INVESTING ACTIVITIES:
       Purchase of property and equipment                   (273,096)        (285,701)

FINANCING ACTIVITIES:
       Proceeds from the issuance of notes payable           247,500               --
       Proceeds from sale of accounts receivable             207,000               --
       Principal payments on notes payable and
         long-term debt                                       (1,618)          (2,203)
       Proceeds from issuance of common stock
         and exercise of common stock warrants
         and options                                         371,431          230,283
       Proceeds from issuance of convertible notes                --        3,000,000
                                                         -----------      -----------
           Net cash provided by financing activities         824,313        3,228,080
                                                         -----------      -----------

Net increase (decrease) in cash                             (585,656)         718,969
Cash and cash equivalents at
  beginning of period                                        602,456          477,675
                                                         -----------      -----------
Cash and cash equivalents at
  end of period                                          $    16,800      $ 1,196,644
                                                         ===========      ===========

Supplemental Disclosure of Cash Flow Information:
       Convertible debentures and accrued interest
         exchanged for common stock                      $   575,642      $ 1,498,566
                                                         ===========      ===========
       Cash payments for interest                        $    19,455      $    43,794
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

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the nine month periods are not necessarily indicative of the results that may be expected for the year.

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

In addition, 1,500,000 shares of common stock in escrow as of February 28, 1999 were not considered outstanding for diluted loss per share because these shares are subject to an earnout agreement which has not yet been met.

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

SALE OF ACCOUNTS RECEIVABLE

The Company has adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A factoring line established by the Company with a bank qualifies for a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it may not redeem the invoices sold previous to maturity. Under SFAS 125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Company sold approximately $259,000 of its accounts receivable to a bank under a factoring agreement for approximately $207,000.

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Pursuant to the provisions of SFAS 125, the Company reflected the transaction as a sale of assets and established an accounts receivable from the bank for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset.

MANAGEMENT'S PLAN

        At February 28, 1999, working capital was a negative $1,013,056 and cash and cash equivalents totaled $16,800. The Company has funded its operations primarily through the issuance of securities and debt financings. The Company's current cash requirements to sustain its operations for the next twelve months are estimated to be $1,600,000. The Company's management expects that these requirements will be provided:

     Internally  by:

o the cash profits related to the $3,355,000 kiosk order, a portion of which is anticipated as an advance payment during its first fiscal quarter of 2000 (June 1 to August 31, 1999), previous to any product shipments, and

     Externally by:

o short-term debt instruments, including a receivable financing arrangement established with the Company's bank,

o    private placement debt and/or equity financings, and

o    the investment agreement.

Since February 28, 1999, the Company has issued short-term debt financings for $553,000 and sold equity to two private investors totaling $75,000. In February 1999, the Company entered into an agreement for up to $5,000,000 under an investment agreement as discussed in Note 6.

The investment agreement allows the Company, at its sole discretion, to put common stock into the hands of Swartz Private Equity, LLC at a discount from market, ranging from 10% to 20% depending on the market price of the common stock. The puts are subject to common stock trading volume limitations and registration of the securities. The Company anticipates the initial put under the investment agreement will take place during the first quarter of fiscal year 2000, June 1 to August 31, 1999.

With the exception of the financings discussed above, there can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources such as debt or equity financings or other potential sources. The funds anticipated from the kiosk order are subject to the Company's customer receiving funds from the Mexican Department of Tourism and on several occasions product shipments have been rescheduled pending the receipt of those funds. The lack of additional capital could force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on the Company's business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on existing shareholders of the Company.

2. NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in their annual financial statements and requires reporting of selected

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The Company will implement SFAS No. 131 in its May 31, 1999 financial statements. Results of operations and financial position will be unaffected by implementation of the standard. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

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

Inventories at February 28, 1999 and May 31, 1998, consist of the following:

                                                 February 28,           May 31,
                                                     1999                1998
                                                 ------------         ---------
Component parts                                   $ 389,938           $ 418,502
Work in process                                      73,988              60,136
Finished goods                                       88,458             116,779
                                                  ---------           ---------
                                                    552,384             595,417
Reserve for obsolescence                           (365,000)           (365,000)
                                                  ---------           ---------
                                                  $ 187,384           $ 230,417
                                                  =========           =========

4. STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the nine months ended February 28, 1999:

                                                             Common
                                                             Shares         Amounts
                                                           ----------     -----------
Balance June 1, 1998                                       37,880,776     $20,741,471
Issuance of stock and exercise of stock options               892,387         266,402
Stock issued for conversion of debentures and related
  accrued interest                                          1,735,752         575,642
Stock released from escrow for purchased technology                --         445,000
Exercise of warrants                                          555,000         200,000
Non-cash interest expense related to convertible notes
  and warrants recorded to additional paid-in capital              --         344,830
                                                           ----------     -----------
Balance February 28, 1999                                  41,063,915     $22,573,345
                                                           ==========     ===========

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

A total of 5,000,000 shares of the Company's outstanding common stock were placed in escrow as a contingent cost of the Company's acquisition of its ShBoom technology in 1994. As such, when the escrowed shares are earned, they are charged to compensation costs. The terms of the escrow arrangement provide for an earnout formula of 500,000 shares for each $500,000 of revenues earned by the Company during the period from June 1, 1994 through May 31, 1999. Additionally, this agreement also provides for the full earnout of these shares if during the earnout period there is (i) any sale of the assets of the Company, (ii) a business combination with another entity where the Company is not the surviving entity, (iii) at least 75% of the Company's stock is tendered to another organization, or (iv) a liquidation or dissolution of the Company. Any of the contingent shares not earned by May 31, 1999 would be returned to the Company and canceled.

        During the nine months ended February 28, 1999 and 1998, 1,000,000 shares and 1,000,000 shares, respectively, were earned as a result of the arrangement and $445,000 and $1,245,000, respectively, were charged to compensation costs. The 1,000,000 shares that were earned during the nine months ended February 28, 1999 were released during the current period. At February 28, 1999, 3,500,000 shares remain in escrow of which 2,000,000 shares have been earned and charged to compensation costs but remain in escrow pending the outcome of a lawsuit between the Company, nanoTronics and the Fish Family Trust as discussed in Note 7 to the Consolidated Financial Statements. Upon the resolution of the lawsuit, the remaining shares held in escrow will either be released to the Falk Family Trust, used either partially or in their entirety as a means of settling the lawsuit, or be returned to the Company. At February 28, 1999, the 1,500,000 shares that have not met the earnout arrangement have been excluded from the calculation of basic or diluted earnings per share.

During the current fiscal quarter, in exchange for services, 279,326 shares of common stock were issued to the Company's attorneys. The fair value (as determined by the quoted market price) of the common stock in excess of the liability, $30,500, has been accounted for as additional general and administrative expense.

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

At February 28, 1999, the Company had warrants outstanding to purchase 641,171 common shares at exercise prices ranging from $0.35 to $1.69 per share expiring beginning in 2000 through 2003. During the three months and nine months ended February 28, 1999, the Company issued warrants to a group of investors who had loaned the Company in the aggregate $147,500 under short-term notes payable. The Company has included $20,500 and $29,000 for the three months and the nine months ended February 28, 1999, respectively, related to the value of these warrants in "non-cash interest expense".

5. 5% CONVERTIBLE TERM DEBENTURES

In June 1997, the Company issued to a limited number of investors for cash an aggregate of $2,000,000 of unsecured 5% Convertible Term Debentures due June 2, 1999 ("Debentures") and Stock Purchase Warrants ("Warrants") with a right to purchase an aggregate 611,733 shares of common stock, par value $.00001 per

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


share, at an exercise price of $1.69125. In September 1998, the exercise price for related warrants to purchase 370,000 shares of common stock was reduced from $1.69125 to $0.36. In November 1997, the Company issued to the same investors for cash an aggregate of $1,000,000 of Debentures due June 2, 1999 and Warrants with a right to purchase an aggregate 305,867 shares of common stock, par value $.00001 per share, at an exercise price of $1.50. In September 1998, the exercise price for related warrants to purchase 185,000 shares of common stock was reduced from $1.50 to $0.36. The additional warrants value, due to the reduction in the exercise price, of $142,500 was reflected as additional interest expense in the second fiscal quarter of 1999.

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

6. INVESTMENT AGREEMENT

In February 1999, the Company entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $5 million from time to time during a three-year period through February 24, 2002, subject to certain conditions including (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares which can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz may purchase the common stock from the Company at a discount ranging from 10% to 20% depending on the price of the common stock. In addition to the common stock purchased, Swartz will receive warrants to purchase an additional 15% of the common stock equal to 110% of the market price on the last day of the purchasing period, subject to further semi-annual adjustment if the price of the common stock goes down.

7. CONTINGENCY

In October 1998, the Company was sued in the District Court for Travis County, Texas by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. The Company had the suit removed to the United States District Court for the Western District of Texas, Austin Division, and requested the Federal District Court to dismiss the suit based on lack of minimum contacts with Texas or, in the alternative, to transfer the case to the Southern District of California. In January 1999, the Federal District Court dismissed the suit for lack of subject matter and personal jurisdiction. The Fish Family Trust then refiled the suit in

              PATRIOT SCIENTIFIC CORPORATION NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


the Superior Court of San Diego County, California seeking remedies similar to the Federal District Court dismissed action. In March 1999, the Company joined with nanoTronics and Gloria Felcyn and filed its response and cross-complaint against the Fish Family Trust. The Company and the other defendants intend to vigorously contest the plaintiff's allegations. Management does not believe, at this stage of the case, that it is possible to estimate the outcome of the litigation.

8. RESTATEMENT OF 1998 FINANCIAL STATEMENTS

     During the years ended May 31, 1998 and 1997, shares of common stock were earned under the terms of the escrow arrangement as discussed in Note 4 to the Consolidated Financial Statements. Previously, compensation expense was recognized upon the release of shares from escrow rather than when such shares were earned. The market value of the shares at the release date was previously recorded as compensation expense in the year ended May 31, 1998. The market value of the shares at the date that such shares were earned should have been recorded as compensation expense in the fiscal years ended May 31, 1998 and 1997. Accordingly, the Company restated its 1998 and 1997 Consolidated Financial Statements. As a result of this restatement, the 1998 and 1997 net loss before extraordinary item and net loss were each increased by $1,620,000 and $725,000, respectively, and basic and diluted loss per share were each decreased by $0.04 and $0.03 per share, respectively.

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

Selling, general and administrative expenses increased by 4.7% from $389,043 for the third quarter of fiscal 1998 to $407,483 for the third quarter of fiscal 1999. This increase was due primarily to an increase in legal costs.

Other income (expense) was significantly lower for the third quarter of fiscal 1999 compared to the corresponding period of the previous fiscal year primarily as a result of higher non-cash interest expense recognized in 1998 as discussed in Notes 4 and 5 to the consolidated financial statements.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998

Net sales. Total net sales for the nine months ended February 28, 1999 decreased 2.9% to $1,108,022 from $1,140,711 for the corresponding period of fiscal 1998. This decrease was due primarily to a reduction in follow on shipments for our matured communication products several of which are approaching the end of their life cycles. Development and sales of new communications products have not achieved a level to replace the maturing products. Also, we had to reschedule the product delivery on our kiosk application order of $3,355,000. Although no assurance can be given, the kiosk order is scheduled to begin shipments in the first fiscal quarter of 2000, June 1 to August 31, 1999, with the balance of shipments to be completed by the end of fiscal year 2000.

Cost of sales. Cost of sales as a percentage of net sales increased to 61.7% for the nine months ended February 28, 1999 compared to 47.9% for the corresponding period of the previous fiscal year. This increase is due in part to lower profit margins on the non-recurring engineering portion of our kiosk application order compared to profit margins typically associated with our other product lines. The remainder of the kiosk order is anticipated to put upward pressure on the cost of sales as a percentage of net sales when shipments of the product portion of the kiosk order commences.

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

Selling, general and administrative expenses decreased by 32.5% to $1,770,158 for the nine months ended February 28, 1999 compared to $2,620,908 for the corresponding period of the previous fiscal year. This decrease was due primarily to a reduction in compensation costs.

Other expense was $335,993 for the nine months ended February 28, 1999 compared to $1,665,725 for the corresponding period for the previous fiscal year. This decrease was due primarily to the non-cash interest related to Convertible Term Debentures discussed in Note 5 to the Consolidated Financial Statements and the interest on those Debentures being significantly lower in the current nine month period.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1999, working capital was a negative $1,013,056 and cash and cash equivalents totaled $16,800. The Company has funded its operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $585,656 during the nine months ended February 28, 1999. The net cash used in operating activities was $1,136,873, additions to property and equipment were $273,096, and funds generated from debt and equity financings were $824,313. During the nine months ended February 28, 1999, accounts receivable decreased $136,220 as a result of a reduction in sales, increased collection efforts and the sale of receivables to a bank under a factoring agreement. Prepaid expenses increased $49,198 as a result of maintenance contracts on software being amortized over the entire year. Accounts payable increased $900,413 as a result of annual obligations for software maintenance and a slow down in payments as a result of the cash and cash equivalent reduction.

The Company's current cash requirements to sustain its operations for the next twelve months are estimated to be $1,600,000. The Company expects that these requirements will be provided:

     Internally by:
     o the cash profits related to the $3,355,000 kiosk order, (a portion of which is anticipated as an advance payment during our first fiscal quarter of 2000 (June 1 to August 31, 1999), previous to any product shipments, and

     Externally by:
     o short-term debt instruments, including a receivable financing arrangement established with its bank,

     o previous to the effective date of the registration of the underlying stock to be resold under the investment agreement, private placement debt and/or equity financings, and

     o subsequent to the effective date of the registration of the underlying stock to be resold under the investment agreement, draws against the equity line of credit.

Since February 28, 1999, the Company has issued short-term debt financings for $553,000 and sold equity to two private investors totaling $75,000. These amounts have enabled the Company to meet its current needs and will provide funding for the next 30 to 60 days. If, during the next 60 days, the Company does not receive the initial funding for the kiosk order or the initial draw against the investment agreement, then additional similar debt or equity financings will be necessary to continue to meet its cash requirements.

In February 1999, the Company entered into an agreement for up to $5,000,000 under an investment agreement. The investment agreement allows it, at its sole discretion, to put common stock into the hands of Swartz Private Equity, LLC at a discount from market, ranging from 10% to 20% depending on the market price of the common stock. The puts are subject to common stock trading volume limitations and registration of the securities. The Company anticipates the initial put under the investment agreement will take place during the first quarter of fiscal year 2000,

June 1-August 31, 1999. The funds anticipated from the kiosk order are subject to the Company's customer receiving funds from the Mexican Department of Tourism and on several occasions product shipments have been rescheduled pending the receipt of those funds.

The Company anticipates that it may require additional equipment, fabrication, components and supplies during the next twelve months to continue development of its technologies. Product introductions such as those currently underway for communication products and the PSC1000 may require significant inventory, product launch, marketing personnel and other expenditures that the Company can not currently estimate. Further, if expanded development is commenced or new generations of microprocessors are accelerated beyond the Company's current plans, additional expenditures, that the Company can not currently estimate, may be required. It is possible therefore, that higher levels of expenditures may be required than the Company currently contemplates resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise.

Based on the current fiscal year's rate of cash operating expenditures and current plans, the Company anticipates a need for additional cash to meet its requirements for the next twelve months. There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards governing the way that public companies report financial information about operating segments in annual financial statements, and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has only one operating segment. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The Company will implement SFAS No. 131 in its May 31, 1999 financial statements. Results of operations and financial position will be unaffected by implementation of the standard.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal periods beginning after June 15, 1999. The Company believes the adoption of this statement will have no material impact on its financial statements.

YEAR 2000 COMPLIANCE

Many existing computer programs use only two digits to identify a year in the date field, with the result that data referring to the year 2000 and subsequent years may be misinterpreted by these programs. If present in the computer applications of a company or third parties (such as customers, financial institutions, and suppliers) and not corrected, this problem may cause computer applications to fail or to create erroneous results and could cause a disruption in operations and have an adverse effect on a company's business and results of operations.

The Company has adopted a formal plan to evaluate its readiness for the Year 2000 and to address any deficiencies. The plan encompasses:

        o  information technology (IT) systems,

        o  non-IT systems,

        o  our products, and

        o  systems of third parties, including distributors and key suppliers.

INFORMATION TECHNOLOGY. The Company's principal computer systems that it uses for financial accounting, manufacturing, inventory control, purchasing, sales administration, engineering, and other business functions are not Year 2000 compliant. The Company has identified a replacement system that we expect to purchase, install, and have fully functional before June 30, 1999. The cost of this new system will be approximately $30,000.

NON-IT SYSTEMS. By the end of June 1999, the Company expects to have completed an evaluation of telephone systems, manufacturing equipment, facility heating and cooling systems, and other non-IT systems for Year 2000 readiness and will promptly take remedial action as necessary.

THE COMPANY'S PRODUCTS. The Company has completed a series of tests, utilizing industry standards, of the electronics systems of our products, including those product lines no longer being manufactured but remaining in use at customer sites. The Company's review has determined that the products should continue to operate according to specifications after December 31, 1999.

KEY VENDORS AND SUPPLIERS. The Company will initiate a survey of its key vendors and suppliers to assess their plans for bringing any non-compliant systems into Year 2000 compliance. This study is expected to be completed by the end of June 1999.

Other than the replacement computer system discussed above, substantially all of the effort to evaluate our Year 2000 readiness has been made using internal personnel, and therefore incremental expenses have been less than $50,000. The Company has not incurred any material expenses in connection with its evaluation of non-IT systems and do not expect material expense in the future, although the evaluation of non-IT systems is not yet complete. The Company has not incurred any material expenses to date in connection with the evaluation of our products and the status of its vendors and suppliers with respect to Year 2000 issues. The Company does not anticipate material expenses in the future, although the evaluation of key vendors' and suppliers' Year 2000 readiness is not yet complete.

The Company's Year 2000 readiness plan, as well as its consideration of contingency plans, are ongoing and will continue to evolve as new information becomes available. At the present time, the Company believes that it is difficult to identify the cause of the most reasonably likely worst case Year 2000 scenario. The Company has not yet adopted any formal contingency plans and will determine the need for such plans as part of our ongoing assessment of vendors and suppliers, products, and internal business systems. Due to the complexity and pervasiveness of the Year 200 issue, and in particular the uncertainty regarding the Year 2000 compliance programs of third parties, no assurances can be given that the Year 2000 problem will not have material adverse effects on the Company's business or its results from operations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 1998, the Company was sued in the District Court for Travis County, Texas by the Fish Family Trust, an assignee of a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn as trustee of the Falk Family Trust. The suit sought a judgment for damages, a rescission of the technology transfer agreement by which nanoTronics obtained the technology and a restoration of the technology to the Fish Family Trust. The Company had the suit removed to the United States District Court for the Western District of Texas, Austin Division. The Company requested the Federal District Court dismiss the suit based on a lack of minimum contacts with Texas or, in the alternative, to transfer the case to the Southern District of California. In January 1999, the Federal District Court dismissed the suit for lack of subject matter and personal jurisdiction.

The Fish Family Trust then refiled the suit in the Superior Court of San Diego County, California seeking remedies similar to the action dismissed by the Federal District Court. The Company joined with nanoTronics and Gloria Felcyn, Trustee, and retained joint legal counsel to defend this suit. The Company has not had any meaningful settlement discussions. A trial has been scheduled for December, 1999. The Company and the other defendants intend to vigorously contest the plaintiff's allegations.

ITEM 2. CHANGE IN SECURITIES

        (a) The Company offered and sold the following described securities, either for cash or in consideration of services rendered as indicated below, without registration under the Securities Act of 1933, as amended; and exemption for such sales from registration under the Act is claimed in reliance upon the exemption provided by Section 4(2) thereof on the basis that such offers and sales were transactions not involving any public offering. Appropriate precautions against transfer have been taken, including the placing of a restrictive legend on all certificates evidencing such securities. All such sales were effected without the aid of underwriters, and no sales commissions were paid.

                                                Number of Common    Aggregate Purchase    Purchase Price Per
   Name                      Date of  Sale           Shares               Price                 Share
   ----                      -------  ----           ------               -----                 -----
Robert Crawford              December 4, 1998        100,000             $ 25,000            .25  Cash
                             December 16, 1998       100,000               23,000            .23  Cash
                             April 26, 1999          200,000               35,000            .175 Cash
                             April 28, 1999          100,000               20,000            .20  Cash

James C. and
  Josephine M. Zolin         December 29, 1998       130,435               30,000            .23  Cash
                             January 29, 1999         50,000               17,500            .35  Cash

Wayne Opperman               January 29, 1999         50,000               17,500            .35  Cash

Clifford E. Koerner          February 1, 1999        100,000               35,000            .35  Cash

Richard D. Daniels           February 1, 1999         50,000               17,500            .35  Cash

Luce, Forward, Hamilton
  and Scripps, LLP           February 11, 1999       279,326               94,971            .34  Services

William G. Crawford          April 28, 1999          100,000               20,000            .20  Cash

Castle Creek Technology
   Partners, LLC             June 14, 1999           397,205              116,183            .292 Note
                                                                                                  Conversion



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PATRIOT SCIENTIFIC CORPORATION


Date: June 21, 1999                     By:   /s/ LOWELL W. GIFFHORN
                                             ---------------------------------
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer and duly
                                             authorized to sign on behalf
                                             of the Registrant)