Form 10KSB40
period 1999-05-31
PATRIOT SCIENTIFIC CORP
filed 1999-09-13
CIK 836564

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _______________

                         Commission File Number 0-22182

                         PATRIOT SCIENTIFIC CORPORATION
                 (Name of small business issuer in its charter)

                 Delaware                               84-1070278
      --------------------------------            -------------------------
      (State or other jurisdiction of             (I.R.S. Empl. Ident. No.)
        incorporation or organization)

      10989 Via Frontera, San Diego, California              92127
     ------------------------------------------            ---------
     (Address of principal executive offices)              (Zip Code)

                                 (858) 674-5000
                           ---------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.00001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $1,134,545

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 7, 1999 was $10,488,665 based on a closing bid price of $0.37 as reported on the OTC Electronic Bulletin Board system.

At September 7, 1999, 40,381,120 shares of common stock, par value $.00001 per share (the registrant's only class of voting stock) were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----
                                     PART I
ITEM 1.  Description of Business                                               3
ITEM 2.  Description of Property                                              17
ITEM 3.  Legal Proceedings                                                    17
ITEM 4.  Submission of Matters to a Vote of Security Holders                  18

                                     PART II

ITEM 5.  Market for Common Equity and Related                                 18
           Stockholder Matters
ITEM 6.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                18
ITEM 7.  Financial Statements                                                 23
ITEM 8.  Changes in and Disagreements with Accountants on                     23
           Accounting and Financial Disclosure

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;        24
           Compliance With Section 16(a) of the Exchange Act
ITEM 10. Executive Compensation                                               26
ITEM 11. Security Ownership of Certain Beneficial Owners and Management       29
ITEM 12. Certain Relationships and Related Transactions                       30

ITEM 13. Exhibits and Reports on Form 8-K                                     32


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, and we desire to take advantage of the "safe harbor" provisions thereof. Therefore, we are including this statement for the express purpose of availing ourselves of the protections of such safe harbor with respect to all of such forward-looking statements. The forward-looking statements in this Report reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the absence of significant revenues, a history of losses, no assurance that technology can be completed or that its completion will not be delayed, significant competition, the uncertainty of patent and proprietary rights, uncertainty as to royalty payments and indemnification risks, possible adverse effects of future sales of shares on the market, trading risks of low-priced stocks and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

        Patriot Scientific Corporation was organized under Delaware law on March 24, 1992, as the successor by merger to Patriot Financial Corporation, a Colorado corporation incorporated on June 10, 1987. Our address is 10989 Via Frontera, San Diego, California 92127, and our telephone number is (858) 674-5000. Our home page can be located on the world wide web at http://www.ptsc.com.

        We are engaged in the development, marketing, and sale of patented microprocessor technology and high-performance digital communication products. These products have applications in the Internet and computer, networking and telecommunications markets. We also own innovative radar technology. We sold our antenna technology in August 1999. Our strategy is to exploit our technologies through product sales, licensing, and strategic alliances.

        In 1997, we emerged from the development stage primarily as a result of the acquisition of Metacomp Inc. There can be no assurance that we can achieve profitable operations, and we may need additional financial resources during the next twelve months.

BACKGROUND

        In February 1989, we completed our initial public offering under a registration statement on Form S-18 under the Securities Act of 1933. This offering raised gross proceeds of $50,000 and net proceeds of approximately $28,640 upon the sale of 2,500,000 units at $.02 per unit. Each unit sold in the public offering consisted of one common share and one Class A common stock purchase warrant exercisable to acquire one share of common stock and one Class B common stock purchase warrant. All Class A and Class B warrants have since been exercised or have lapsed.

        On August 10, 1989, we acquired our ground penetrating radar technology from the inventor, Mr. Elwood G. Norris, our founder and previous Chairman. The details of that acquisition and certain related agreements are described in more detail in "Certain Transactions" below. A description of the ground penetrating radar technology, certain information about the industry generally, and our operational plans are discussed below under the caption "Business".

        On May 12, 1992, we redomiciled ourselves from Colorado to Delaware by merging into a wholly owned Delaware subsidiary, Patriot Scientific Corporation, organized for that purpose. The reincorporation resulted in a reverse stock split. Three shares of the Colorado corporation, par value $.00001, were converted into one share of the Delaware corporation, par value $.00001. The reincorporation also effected a change in our charter and bylaws and a name change to Patriot Scientific Corporation.

        In May 1993, we registered under the Securities Act of 1933 a total of 7,631,606 shares issuable upon the exercise of outstanding Class A and Class B common stock purchase warrants. We received net proceeds of $3,343,915 upon the exercise of those warrants and the issuance of 7,538,102 common shares. None of such warrants remain outstanding.

        Effective May 31, 1994, we entered into an asset purchase agreement and plan of reorganization with nanoTronics Corporation located in Eagle Point, Oregon and Helmut Falk. We issued a total of 10,000,000 restricted common shares to nanoTronics to acquire certain microprocessor technology of nanoTronics. The technology acquired, the ShBoom technology, is being used to develop a sophisticated yet low cost microprocessor. 5,000,000 of the shares were issued on a non-contingent basis, and the remaining 5,000,000 shares were subject to the terms of an earnout escrow arrangement. Of the 5,000,000 escrowed shares:

        o       2,000,000 shares had been released from escrow as of September
                7, 1999,

        o 1,500,000 shares are being held in escrow pending the outcome of a lawsuit in which we and the successor to nanoTronics are co-defendants, and

        o       another 1,500,000 shares were cancelled and returned to us.

        Effective December 26, 1996, we acquired 96.9% of the outstanding shares of Metacomp, Inc., a California corporation, from 56 shareholders in exchange for the issuance of 1,272,068 shares of our common stock. Based on the closing price of our common stock of $1.375 on the date of the acquisition, the price of the acquisition was $1,749,094. This business combination was accounted for as a pooling-of-interests.

BUSINESS

        ORGANIZATION AND CORPORATE DEVELOPMENT. Our business involves three technologies:

        o       PSC1000 microprocessor technology,

        o       high-speed data communications technology, and

        o       radar technology.

        The stages of development of the three major technologies is as follows:

        o PSC1000 Microprocessor. This technology is generating minor amounts of revenue from the sale of evaluation boards and microprocessors. Also, during the current fiscal year we have recognized non-recurring engineering revenue and initial license fees related to the microprocessor application. We are continuing our efforts to debug our 0.35 micron microprocessor, which is currently at the foundry stage. We are also engaged in continuing efforts to port an operating system and the personalJava application to the microprocessor. Although we anticipate the microprocessor to be our main product line, it currently accounts for only 22% of our revenue.

        o High-speed data communications. Revenue from this technology is being generated primarily from mature communication products that are nearing the end of their life cycles. We have decided to concentrate our efforts on the PSC1000 microprocessor and have scaled back our efforts to introduce our newer communication products to the market. Although the communications product line accounted for approximately 76% of our fiscal year 1999 revenue, we anticipate that the microprocessor will be our main product line in the future.

        o Radar and antenna. We generated revenue from two U.S. Navy contracts under which we provided proof of concept and characterization of our gas plasma antenna. We sold the gas plasma antenna technology in August 1999. This product line accounted for 2% of our fiscal 1999 revenue. We are not currently expending resources to further develop our radar technology.

        We anticipate that the PSC1000 family of microprocessors will benefit our radar and high-speed data communications technologies, in that the PSC1000 microprocessor may provide a low-cost, high performance alternative to existing microprocessors. Due to our small size and staffing overlaps among the technologies, certain personnel work on both the microprocessor and communication technologies from time to time.

        During at least the last three years, we have focused the majority of our efforts on the PSC1000 and high-speed data communications technologies. The PSC1000 technology and our initial microprocessors, the PSC1000 family, are targeted for the embedded controller and Java language processor marketplaces.

        In reviewing markets for the PSC1000 technology, we identified within the communications markets a possible opportunity for a product we offer based on ISDN (which stands for integrated services digital network, a high-speed method of transmitting data over the Internet). Our product is a computer compatible plug-in card allowing high-speed, cost-effective digital ISDN access to the Internet and other networks. This product, the CyberShark high-speed data modem, is being marketed to Internet providers, distributors, value-added resellers and original equipment manufacturers.

        In 1994, during the course of our ground penetrating radar development, we identified certain antenna technology employing ionized gas as the conducting element. In May 1997, we received a $19,000 contract from the U.S. Navy for a proof of concept for an ionized gas antenna. In October 1997, we received a phase I $62,000 contract from the Office of Naval Research under the Small Business Innovation Research Program. The purpose of this funding was to evaluate and characterize the gas antenna technology. Both of these contracts have been completed and revenue has been recognized. We sold this technology in August 1999.

        INTERNET GROWTH AND THE EMERGENCE OF THE JAVA PROGRAMMING LANGUAGE. The Internet is a rapidly growing global web of computer networks. Developed over 25 years ago, this "network of networks" allows computers connected to the Internet to "talk" to one another. The Internet provides organizations and individuals with new means to conduct business. Commercial uses of the Internet include business-to-business and business-to-consumer transactions, product marketing, advertising, entertainment, electronic publishing, electronic services and customer support. We believe that organizations will also increasingly use the Internet and private Intranet networks to improve communications, distribute information, lower operating costs and change operations. Use of the Internet has grown rapidly impacting computer hardware, software and peripheral industries. The rapid growth in popularity of the Internet is in part due to continuing penetration of computers and modems into U.S. households, growth of the informational, entertainment and commercial applications and resources of the Internet and the growing awareness of such resources among individuals, and the increasing availability of user-friendly navigational and utility tools which enable easier access to the Internet's resources.

        The growth of the Internet and corporate Intranets is creating a demand for hardware, software and peripherals. The large and growing number of users connecting to the Internet is creating a demand for traditional analog and ISDN digital modems, such as our CyberShark, and other high-speed data communication devices. New software, such as Java, is emerging to serve the requirements of Internet users.

        Java is a programming language that was originally developed for personal digital assistant devices and television set top boxes. It was formally announced as an object-oriented language for the Internet in May 1995 by Sun Microsystems Inc. A large number of major computer, software, browser and on-line service provider companies have licensed the Java language. Accordingly, although no assurance can be given, Java appears to be emerging as a fundamental platform for Internet related applications. A growing number of Java applications, or applets, are now available on the Internet. These applications not only enhance web pages but also perform many functions of traditional computer software programs. Our PSC1000 technology lends itself to potential markets in which the use of Java is prevalent.

        With Java, data and programs do not have to be stored on the user's computer, but can reside anywhere on the Internet to be called upon as needed. Among its various attributes, two key features of Java are (1) its ability to run on a variety of computer operating systems thus avoiding the problem of incompatibility across networks, and (2) security, because Java enables the construction of virus-resistant, tamper-resistant systems by using resource-access control and public-key encryption. Because of Java's useful features, it may also become a popular programming language for embedded applications.

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

        The growth of Java is causing a number of companies to consider it as a basis for a new style of computing tailored to the Internet and not encumbered by the limitations of, or requiring, traditional computer operating systems (such as Microsoft DOS). The concept is to design inexpensive access devices to communicate via the Internet. Major companies such as Oracle and Sun Microsystems Inc have made public announcements of such devices.

        SHBOOM MICROPROCESSOR TECHNOLOGY.

        General Background. In 1991, nanoTronics Corporation was formed and acquired the ShBoom technology, a base technology for an advanced microprocessor integrated on a single computer chip. nanoTronics subsequently engaged in substantial technical development and fabricated a first-generation microprocessor in early 1994.

        Since the acquisition of the ShBoom technology from nanoTronics, effective May 31, 1994, we have been engaged in correcting errors in the microprocessor design, adding additional technical features to further modernize the design, and improving and testing the new design. We initially fabricated a prototype 0.8-micron microprocessor in late May 1996. The next generation of the PSC1000 family was a 0.5 micron microprocessor that was delivered in September 1997. The 0.5 micron microprocessor is being employed in demonstrations for prospective customers and is currently being shipped in limited numbers to customers as an embedded microprocessor. A 0.35 micron production microprocessor is currently being debugged and features reduced size and improved performance. We are currently contemplating, but have not expended funds, on future enhancements and generations or modifications of microprocessors employing the ShBoom technology.

        Industry Background. The semiconductor logic market has three major sectors:

        o       standard logic products,

        o       application specific standard products, and

        o       application specific integrated circuits.

        Standard logic products, such as the Intel's X86 and Pentium and Motorola's 680X0 microprocessor families, are neither application nor customer specific. They are intended to be utilized by a large group of systems designers for a broad range of applications. Because they are designed to be used in a broad array of applications, they may not be cost effective for specific applications. Application specific integrated circuits are designed to meet the specific application of one customer. While cost effective for that application, application specific integrated circuits require large sales volumes of that application to recover their development costs. Application specific standard processors are developed for one or more applications but are not generally proprietary to one customer. Examples of these applications include modems, cellular telephones, wireless communications, multimedia applications, facsimile machines and local area networks. We have designed our microprocessor to be combined with application-specific software to serve as an embedded control product for the application specific standard processor market sector.

        Application specific standard processors are typically used in embedded control systems by manufacturers to provide an integrated solution for application specific control requirements. Such systems usually contain a microprocessor or microcontroller, logic circuitry, memory and input/output circuitry. Electronic system manufacturers combine one or more of these elements to fit a specific application. The microprocessor provides the intelligence to control the system. The logic circuitry provides functions specific to the end application. The input/output circuitry may also be application specific or an industry standard component. The memory element, if not on the microprocessor, is usually a standard product used to store program instructions and data. In the past, these functions have been executed through multiple integrated circuits assembled on a printed circuit board. The requirements for reduced cost and improved system performance have created market opportunities for semiconductor suppliers to integrate some or all of these elements into a single application specific standard processor or chip set, such as the PSC1000 family of microprocessors which are based on the ShBoom-architecture. The PSC1000 family provides close integration of the microprocessor and input/output function with the logic circuitry, thereby providing an advanced application specific standard processor.

        Embedded control systems enable manufacturers to differentiate their products, replace less efficient electromechanical control devices, add product functionality and reduce product costs. In addition, embedded control systems facilitate the emergence of completely new classes of products. Embedded control systems have been incorporated into thousands of products and subassemblies worldwide, including automotive systems, remote controls, appliances, portable computers and devices, cordless and cellular telephones, motor controls and many other systems.

        Microprocessors are generally available in 4-bit through 64-bit architectures, which refers to the amount of data they can process. 4-bit microprocessors are relatively inexpensive, typically less than $1.00 each. Although they lack certain performance and features, they account for more than 40% of worldwide microcontroller volume. Also in general use today are 8-bit architectures, generally costing $1.00 to $10.00 each and accounting for an additional 40% of worldwide microcontroller volume. To date 16-bit, 32-bit and 64-bit architectures, with typical costs of over $10.00 each, have offered very high performance, but are generally considered to be expensive for high-volume embedded control applications. The use of 16-bit , 32-bit and 64-bit architectures offers fewer internal limitations, making programming easier and providing higher performance. Although generally more expensive per unit and requiring more support logic and memory, these devices offer many advantages for more sophisticated embedded control systems.

        Electronic system designers, driven by competitive market forces, seek semiconductor products with more intelligence, functionality and control that can be used to reduce system costs and improve performance. For these needs, the ShBoom architecture was designed to be a sophisticated 32-bit reduced instruction set computer microprocessor with advanced features, including the most commonly needed support logic, but at a low cost; thereby providing improved performance to existing embedded control applications and creating the opportunity for the development of new, cost-effective applications.

        Technology Description. Conventional high-performance microprocessors are register-based with large register sets. These registers are directly addressable storage locations requiring a complex architecture that consumes costly silicon. This conventional architecture provides processing power for computer applications but complicates and slows the execution of individual instructions and increases silicon size, thereby increasing the microprocessor cost.

        Our technology is fundamentally different from most other microprocessors because it is stack-oriented, in that the data is stored in groups. Our microprocessor employs certain features of both register and stack designs. The resultant merged stack-register architecture improves program execution for a wide range of embedded applications. Our design combines two processors in one highly integrated package, a microprocessing unit for performing conventional processing tasks, and an input-output processor for performing input-output functions. This replaces many dedicated peripheral functions supplied with other processors. The microprocessor's design simplifies the manipulation of data. ShBoom's architecture employs instructions that are shrunk from 32-bits to 8-bits. This simplified instruction scheme improves execution speed for computer instructions. Our architecture incorporates many on-chip system functions, thus eliminating the requirement of support microprocessors and reducing system cost to users.

        The 0.8 micron microprocessor has been designed to operate at a speed of 50Mhz; the 0.5 micron microprocessor at a speed of 100Mhz; and the 0.35 micron microprocessor at 150 MHz . They are all compatible with a wide range of memory technology from low cost dynamic random-access memory to high-speed static random access memory. The microprocessors can be packaged in various surface-mount and die-form packaging. There can be no assurance that the designed speed will be achieved with production models of the 0.5 and 0.35 micron microprocessors or future versions or that all of the desired functions will perform as anticipated.

        The ShBoom technology is not designed or targeted to compete with high-end processors for use in personal computers. It is targeted for embedded control applications. We believe that the features described above differentiate the PSC1000 family from other 8-bit to 64-bit microprocessors targeted for embedded control applications. Considering the reduced requirement for support microprocessors, the PSC1000 family is intended to be available at a high volume price that should be price competitive with high-end 8-bit microprocessor and general 16-bit microprocessor systems but with higher performance (speed and functional capability). The PSC1000 family has been designed to allow high-speed and high-yield fabrication using generally available wafer fabrication technology and facilities.

        The PSC1000 Microprocessor as a Java Processor. We believe the PSC1000 microprocessor architecture is capable of being an efficient and cost-effective Java programming language processor, because Java is designed to run on a stack-oriented architecture and the stack-oriented ShBoom architecture executes the virtual stack machine internal to Java efficiently. Many Java operation codes or instructions require only a single 8-bit PSC1000 family instruction to be executed, providing a performance advantage over other more expensive processors that require six or more 32-bit instructions to do the same task. This feature allows the execution of Java programs with increased speed and reduced code size thereby enabling lower system memory costs. In addition, the incorporation of many on-chip system functions is expected to allow the PSC1000 family to perform most of the other functions required of an Internet computer device or Java accelerator, thereby eliminating components. Since Internet computers are designed to be inexpensive appliances for Internet access, cost, speed and performance are expected to be key requirements for designers. We believe the ShBoom technology can compete favorably on the basis of such requirements, although there can be no assurance we can successfully exploit Java related applications or that competitors will not create superior Java processors.

        We have ported the Java operating environment to the PSC1000 family, which currently uses the C programming language for software support. We are a licensee of Sun Microsystems Inc. This enables us to develop and distribute products based on Sun's JavaOS Technologies. We recently exercised an option to license from Sun Microsystems Inc., personal Java, a platform on which to run Java applications. We also licensed from Wind River an operating system, VXWorks, and entered into a relationship with Forth Inc. whereby Forth will provide software support and operating system development tools for the Forth Programming language. We expect that successful implementation of this software should result in a microprocessor which is competitive in the Java virtual machine and embedded applications markets. We believe that, if the implementation is successfully completed, the PSC1000 family will be competitive with Java microprocessors announced by competitors. However, there can be no assurance of successful implementation of this package of software or of a market for a PSC1000 family Java microprocessor.

        Stage of Development. In early 1994, nanoTronics initiated production of a first generation of wafers at a contract fabrication facility using 6-inch wafers employing 0.8 micron double-metal CMOS technology. After the May 31, 1994 acquisition, we improved the original design, added new features and performed simulations and tests of the improved designs. In October 1995, a run of six wafers of second-generation 0.8 micron microprocessors was fabricated by a contract fabrication facility. Subsequently, we tested these microprocessors, while completing a C computer language compiler and preparing application development tools. The compiler and application development tools are necessary to enable system designers to program the PSC1000 family for specific applications. We made corrections to the design suggested by the testing of prototype units and produced an additional run of second-generation microprocessors from remaining wafers in May 1996. In July 1996, we employed these microprocessors in demonstration boards for use by developers and prospective customers and licensees.

        In December 1997, we completed development of and started shipping a 0.5-micron microprocessor based on the PSC1000 technology and found that 0.5-micron double-metal CMOS technology improved operating speed, reduced power requirements, reduced physical size and reduced fabrication cost. In May 1998, we began a production run of a 0.35-micron microprocessor that we anticipate will further increase operating speed and cost-performance over the previous generations of the PSC1000 family of microprocessors.

        At each stage of development, microprocessors require extensive testing to ascertain performance limitations and the extent and nature of errors (bugs), if any. When significant limitations or errors are discovered, additional rounds of design modifications and fabrication are required prior to having functional and demonstrable microprocessors for prospective customers and licensees. Although our 0.5 micron microprocessor has been sent to prospective customers in anticipation of production orders, there can be no assurance that we, during our continued testing of these products, will not identify errors requiring additional rounds of design and fabrication prior to commercial production. Additional delays could have an adverse effect on the marketability of our technology and financial condition.

        We have developed marketing materials, product manuals and application development tools for use by licensees and customers. The manuals and tools are necessary to enable system designers to quickly and easily program the PSC1000 family for specific applications.

        We believe that the PSC1000 family is ready for licensing or sale and that any additional changes encountered in current testing will be minor and can be made during initial production runs of PSC1000 family microprocessors for customers, when and if orders are obtained. We also believe the ShBoom core technology is ready for licensing for use by others to develop custom multiple function microprocessors. An initial licensing agreement was entered into in December 1998. This agreement establishes a library arrangement with Venture System LSI Assist Center, (or VSAC), a Japanese quasi-governmental unit. VSAC allows our core license to be made available to qualified Japanese entities for their evaluation and review. To be qualified, the Japanese entity must have total capital of less than 100 million yen, have less than 300 employees, and be a Japanese legal entity. Every qualified company that attains a volume of 1,000 units must enter into a sub-license agreement with us.

        In April 1998, we entered into a contract with Olea Exhibits and Displays, Inc. to incorporate the PSC1000 microprocessor as a main component on a digital video disk controller card. The controller card will be used in a kiosk application (an interactive, automated travel brochure) for the Mexican travel industry. The value of the initial contract is $3,355,000. The contract is subject to Olea receiving funds from the Mexican Department of Tourism. Product shipments, which were to have started in late 1998, have been delayed pending the receipt of those funds and the completion of the DVD by those who will be advertising on the kiosks. It is now anticipated that we will receive funding from Olea and start shipping our product during the second calendar quarter of our fiscal year 2000 (September 1, 1999 to November 30, 1999) and we will complete shipping the contract during the balance of fiscal year 2000. However, given the delays that have already occurred, no assurance can be given that this contract will be funded.

        Business Strategy. The increasing demand for embedded control has made the market for microprocessors one of the largest segments of the semiconductor logic market. Forbes magazine in July 1998 estimated that the embedded systems market would be worth $27 billion by the year 2000. This type of demand will drive the need for embedded processors. Our strategy does not entail competing directly with suppliers who have multiple microprocessor types addressing all parts of the embedded systems market, but on identifying certain market niches that the PSC1000 would best address due to its low cost, low power consumption and ability to run Java efficiently.

        Because of the above factors, we intend to focus the majority of our efforts on the Java microprocessor business, a new but relatively unpenetrated market without an established base of microprocessor products and for which we believe the PSC1000 has desirable technical and market advantages.

        We believe that the ShBoom architecture is suited for controller applications requiring high-performance and low system cost, such as kiosks, laser printers, dot-matrix printers, video terminals, robotics, motion controllers, industrial controllers, digital communication devices, video games, cable and satellite modems and TV set-top boxes. We expect that early licensing of the technology and product applications will focus on embedded control.

        We have appointed eight international distributors for foreign markets. We also have a full-time Vice President of Sales and Marketing to lead marketing of the PSC1000 family.

        We believe the appropriate approach for us initially lies in a balanced effort of cultivating licensees and developing specific product enhancement partnerships, producing original equipment manufactured products, developing innovative in-house products, and providing technical support to third parties on a contract basis. The overall balance of these approaches will be monitored and modified as we attempt to ascertain and capitalize on the highly dynamic and competitive embedded microprocessor market. There can be no assurance that we can successfully exploit our PSC1000 microprocessor technology.

        Subject to the availability of financial and personnel resources, while we are commercializing the PSC1000 family and the ShBoom core technology, our strategy is to also design and develop future versions of the microprocessor with more demanding sub-micron technology and with more features. However, our resources are limited, and there can be no assurance that we will be able to continue microprocessor enhancement.

        Initial fabrications of the 0.8 micron and 0.5 micron processors were performed by contract fabrication facilities. The 0.35-micron microprocessor is being fabricated by a contract fabrication facility that has agreed to provide production quantities for our customers. There can be no assurance fabrication facilities will be available to produce the PSC1000 family in the future. However, since there are a large number of fabrication facilities with the capability to produce the PSC1000 family of microprocessors, we believe microprocessors can be produced on a contract basis. Industry shortages of fabrication facilities that may exist and are predicted to exist in the future are generally limited to the more demanding architectures. If a shortage of fabrication facilities develops, it could have a material adverse effect on our financial condition.

        Competition. The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and foreign competition in many markets. The industry consists of major domestic and international semiconductor companies, most of which have greater financial, technical, marketing, distribution, development and other resources than ours. The market for microprocessors and for embedded control applications is at least as competitive.

        While our strategy is to target high-volume licensees and microprocessor customers requiring more sophisticated but low-cost devices, we can still expect significant competition. We may also elect to develop embedded control system products utilizing the ShBoom architecture for ourselves or by contract for other manufacturers.

        We expect that the PSC1000 family, if successfully commercialized in the embedded controller market, will compete with a variety of 16/64-bit microprocessors including ARM, MIPS and the PowerPC. As a Java processor, we expect our PSC1000 family will compete with a broad range of microprocessors including licensees of Sun Microsystems, Inc.'s PicoJava. The producers of these microprocessors have significantly greater resources than ours.

        A new entrant, such as ours, is at a competitive disadvantage compared to these and other established producers. A number of factors contribute to this, including:

        o       the lack of product performance experience,

        o lack of experience by customers in using application development systems,

        o       no record of technical service and support, and

        o       limited marketing and sales capabilities.

        HIGH SPEED DATA COMMUNICATIONS PRODUCTS.

        General Background. Starting in fiscal 1995, we initiated the development of a computer compatible plug-in card allowing high-speed, cost-effective digital ISDN access to the Internet and other networks. In December 1996, we acquired 96.9% of Metacomp to increase our capabilites to include engineering, assembly, marketing and distribution. The acquisition of Metacomp expanded the product line and added high-speed data communications revenue and a customer base.

        Metacomp, founded in 1978, was a high technology company that designed, assembled, and sold a wide range of high performance data and telecommunications solutions for wide area networking and high-speed data communications requirements.

        The business combination with Metacomp was treated as a pooling-of-interests, and the Metacomp product line was combined with our ISDN product.

        ISDN and Digital Communications Description. The Integrated Services Digital Network (ISDN) is a set of digital transmission protocols that virtually all of the world's communications carriers have adopted as a standard. ISDN brings the digital network to the individual user by turning the twisted-pair copper telephone line into a high-speed, high-capacity ISDN line with the capacity for two transmissions (one voice, fax or computer conversation and one data conversation) to happen at the same time. Further, up to eight separate devices (telephones, computers, fax machines, etc.) can be connected to the same ISDN line and each given separate telephone numbers. In many home and business applications, the use of an ISDN line provides dramatically increased speed and, by allowing multiple uses of one line, improved economics over multiple lines. ISDN service is easily connected by local telephone companies.

        In addition to ISDN products, we also provide high speed communication products that can be customized to meet the customer's specific needs. This is done via software tailored for each customer. These products are often used by businesses for wide area network applications or other high speed industrial communication systems.

        Major Communications Products. We have a line of ISDN interface products for high speed, cost effective digital communications through telephone networks. These products include:

        CyberShark Family

        CyberShark - This low-cost basic rate ISDN adapter card has been designed to allow small businesses and telecommuters to access corporate networks and the Internet via ISDN. The card includes an analog phone jack that allows the user to connect his existing analog phone or fax machines for simultaneous voice conversation.

        CyberShark/HSET - This basic rate ISDN adapter card is designed to be used with a headset/handset used by distributed call centers and remote agents. It offers access to and supports domestic as well as European telecommunication protocols. The CyberShark/HSET can be used on Windows/95, Windows/NT, and Linux operating systems.

        CyberShark/PRI - This primary rate ISDN adapter card provides intelligent support of up to 23 simultaneous digital connections allowing easy integration into third-party voice, analog modem, or video conferencing. The CyberShark/PRI is also available to support T1, an advanced North American communication system, and E1, the European equivalent to the T1. The CyberShark/PRI can be used on the Windows/NT operating system.

        FlagShip Family

        FlagShip/PRI-2 - This ISDN product is a dual-span primary rate adapter card that supports up to 46 simultaneous digital connections.

        NetShark - This ISDN product is a high-density two-card set that combines a primary rate ISDN interface card with a modem card containing up to 60 modems. NetShark provides dial-in access to remote users using either 64 Kbps ISDN or 56 Kbps V.90 connections and operating under control of Windows NT's built in Remote Access Server or Routing and Remote Access Server software.

        Other

        VME Product Line - We also offer a line of intelligent high-speed communications engines in a virtual memory European form factor. Some of our customers for these products include the military as well as large satellite based data communications companies.

        Atcomm2/4 Product Line - We also market an intelligent two or four channel product that is used for high-speed data communications.

        Engineering and Development - The communications product line also obtains revenue from providing contract engineering and software development for customers. From time to time we are able to retain a proprietary interest in developed products and in such circumstances retain a license/royalty interest.

        Our product strategy is to continue to provide data communication solutions through our current products. We have three research and development personnel who are assigned part time to high speed data communication products in addition to development of our microprocessor.

        Production and Marketing Strategy. Our strategy is to have our high-speed data communication products manufactured on a sub-contract basis with, in some instances, final assembly at our facility. We test and distribute the products. In-house marketing manages the sales of our high-speed data communications products. Our telecommunication products and ISDN products are targeted for original equipment manufacturers, systems integrators, value added resellers, and sophisticated end users.

        Competition. There are a number of ISDN board-level products competitive to CyberShark offered by competitors including NetAccess, ISDN-tek, Inc., Zyxel, Digi International and U.S. Robotics. These companies have substantially greater resources than ours. Although not all of these companies offer personal computer plug-in card terminal adapters directly competitive with our product, additional direct competitors may introduce competitive products.

        We believe our products are competitive on both features and price with the products currently in the marketplace or those known by us to have been announced. ISDN modems also compete with traditional analog modems and with other interface technologies such as cable modems. Accordingly this field is subject to rapid technological change and fierce competition.

        We do not believe we can avail ourselves of patent protection on most of our high-speed data communication products. However, we rely on trade secret laws and copyrights to protect our high-speed data communications products.


    RADAR AND ANTENNA TECHNOLOGY.

        General Background. During the period from 1980-1983, Mr. Elwood Norris, our founder and previous Chairman, developed a technique employing microwave radiation to penetrate the earth's surface. This radar technology relates to ground penetrating radar. This technology is one of many of a family of geophysical tools and sensing technologies that include seismic, electromagnetics, gravity, borehole sampling and other techniques. Ground penetrating radar is a technique for producing profiles of subsurface strata and features by emitting radar waves and recording the reflected signals.

        We commenced active development of our ground penetrating radar technology in April 1992. By May 1993, we were able to demonstrate the sensing, processing and crude visualization of images from our technology, and by May 1994 we had completed our prototype device. Since May 1994, we have focused our efforts and limited financial resources on the PSC1000 technology and communication products, effectively suspending development and most marketing efforts related to ground penetrating radar.

        Gas Antenna Technology Description. In September 1994, we filed a patent application on certain gas antenna technology invented during our ground penetrating radar development. Immediately upon receiving notice of allowance in June, 1995, the invention was classified secret by the U.S. Department of Commerce at the request of a defense agency.

        In January 1996, we filed an application seeking declassification of the technology, and in June 1996, we were advised that de-classification had been approved. The U.S. patent was issued in January 1997. The de-classification allowed us to exploit the technology for both governmental and commercial purposes.

        Our gas antenna technology employed ionized gas as the conducting element of an antenna. This is a fundamental change from traditional antenna design that generally employs solid wires as the conducting element. We believed ionized gas was an efficient conducting element with a number of advantages. Since the gas is ionized only for the precise time of transmission or reception, ringing and associated effects of solid wire antenna design are reduced. The design allowed for extremely short pulses, important to many forms of digital communication and radar. The design further provided the opportunity to construct an antenna that could be dynamically reconfigured for frequency, direction, bandwidth, gain and beamwidth. We believed antennas could be designed that are low in weight, small in size and lower in power consumption than traditional solid wire antennas.

        We obtained two U.S. Navy contracts to evaluate a prototype of the gas plasma antenna technology.

        We sold our gas plasma technology in August 1999.

        Ground Penetrating Radar Technology Description. We have developed sensors (wave generators and antenna) and techniques for the processing, conversion, compression, storage, and visualization (collectively, computer processing) of ground penetrating radar data. We have developed proprietary techniques for wave generation and proprietary antenna for the sending and receiving of data. We use proprietary methods to capture and process returned signals.

        We have assembled a mobile prototype version of our ground penetrating radar technology. This prototype encompasses a blending of laboratory equipment (with internal software and hardware custom configured and modified to function as desired) and specialized components including antenna, power generators and amplifiers. The prototype has demonstrated the ability to penetrate multiple solid objects (walls and barriers) and identify return signals from additional objects such as walls, persons and manmade barriers. In certain ground strata, we have been able to resolve objects of six-inch size at approximately ten feet in depth. Our device does not require contact with the ground, providing enhanced mobility, extended area coverage and the ability to look sideways (for example through walls and in mine shafts).

        We have one U.S. patent on antenna technology for our ground penetrating radar. Other aspects of the ground penetrating radar system are maintained as trade secrets, although additional patent applications may be filed in the future.

        Stage of Development. Our prototype system is used for limited prospective customer and user evaluations of the technology. We have demonstrated using the technology to detect plastic mines, side viewing through walls and solid structures for detection of bodies or other objects, and viewing plastic pipes and other underground objects.

        We believe that most prospective users will require more specifically tailored equipment and multiple devices. Commercialization of the ground penetrating radar technology will require additional development to improve visualization software and to replace the current system with specifically designed components to minimize cost and weight and improve portability.

        There can be no assurance that a commercially viable device will or can be produced, and we have no existing users or customers who use the ground penetrating radar technology. There can be no assurance any prospective users will select our device over competitive devices, if any.

        Business Strategy. We have limited resources to pursue further development to commercialize a ground penetrating radar system for the above markets. Our strategy is to use our ground penetrating radar prototypes to demonstrate to prospective users our capabilities and to seek partnering arrangements to develop custom commercial devices for specific applications. Our marketing activities to date have been very limited and are focused primarily towards governmental agencies and major prime contractors to the U.S. government. The strategy is to seek sponsorship to assist in further development and commercialization of the present technology. There can be no assurance that we can obtain any outside assistance or successfully complete development and commercially exploit our ground penetrating radar technology.

        Competition. The segment of the electronics industry that involves the manufacture and sale of ground penetrating radar equipment is not large or cohesive enough to be referred to as an "industry." Further, it is a specialized subset of geophysical tools that include seismic equipment and other geophysical and scientific instruments. The antenna industry consists of a large number of companies with substantial resources, a large installed base, established government and commercial relationships, and large research and development staffs. It is possible that any such technology owned or developed by others may be further advanced than our technology.

        We have not yet developed a commercially marketable prototype of our ground penetrating radar technology. Most of our potential competitors are actively engaged in operations and have had time to develop product recognition and market share and have greater financial and other resources than ours.

        RESEARCH AND DEVELOPMENT. Our current development efforts are focused on the introduction of the PSC1000-family microprocessor. The development of this technology has taken longer than anticipated and could be subject to additional delays. Therefore, there can be no assurance of timely or successful marketing of the PSC1000-family.

        We incurred research and development expenditures of $2,149,361 for our fiscal year ended May 31, 1999 and $1,607,828 for the fiscal year ended May 31, 1998. The majority of our expenditures in fiscal 1999 and 1998 have been devoted to our PSC1000 and high-speed data communications technologies. To date, we have expensed internal software development costs as incurred. We believe that technical advances are essential to our success and expect that we will continue to expend substantial funds on research and development of our technologies. However, there can be no assurance that such research and development efforts will result in the design and development of competitive technologies in a timely manner.

        LICENSES, PATENTS, TRADE SECRETS AND OTHER PROPRIETARY RIGHTS. We rely on a combination of patents, copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect our proprietary technologies. Our policy is to seek the issuance of patents that we consider important to our business to protect inventions and technology that support our microprocessor and radar and antenna technologies.

        We have six U.S. patents issued and five U.S. patents pending, most dating back to 1989, on the ShBoom microprocessor technology. We have one ShBoom technology patent pending in five European countries and Japan and may file additional applications under international treaties depending on an evaluation of the costs and anticipated benefits that may be obtained by expanding possible patent coverage.

        In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is becoming increasingly important to compete effectively in the semiconductor industry. It may become necessary or desirable in the future for us to obtain patent and technology licenses from other companies relating to certain technology that may be employed in future products or processes. To date, we have not received notices of claimed infringement of patents based on our existing processes or products; but, due to the nature of the industry, we may receive such claims in the future. Likewise, we believe that we may have claims against other semiconductor companies should certain of our pending patents be favorably granted. However, there can be no assurance thereof nor any assurance that we could successfully exploit any potential patent claims against larger competitors.

        We acquired the basic ShBoom technology from nanoTronics Corporation in return for 10,000,000 shares of our common stock in 1994. We do not believe we are obligated to pay any royalties on aspects of the ShBoom technology specified in prior agreements between nanoTronics Corporation and a previous inventor. We believe that, should there be royalties due to the previous inventor, the obligation is that of nanoTronics. We have been informed by nanoTronics that the inventor has rejected a tender of a part of the consideration paid by us to nanoTronics. The inventor has proposed that he is entitled to royalties and the return of the basic ShBoom technology. The inventor has filed a lawsuit to enforce these claims. The lawsuit is further discussed in "Legal Proceedings." If it is ultimately determined that the inventor is entitled to royalties, we could be subject to indemnification claims by nanoTronics of up to $1,250,000 based on our agreement with nanoTronics.

        Based on the asset purchase agreement and plan of reorganization between Patriot, nanoTronics and Mr. Falk, we were the recipients of a number of warranties and indemnities. We believe nanoTronics has been or is in the process of liquidation, and due to Mr. Falk's death in July 1995, we may be limited in our ability to obtain satisfaction should we have any future claims against nanoTronics or the Falk Family Estate.


        We have entered into the following licenses related to the microprocessor technology:

        o Sierra Systems. In June 1994, we entered into an agreement with Sierra Systems whereby we could provide the C programming language on the PSC1000. We currently provide development and evaluation boards with the C and C++ programming languages.

        o Sun Microsystems Inc. In June 1997, we entered into an agreement with Sun Microsystems, Inc. which enabled us to develop and distribute products based on Sun's JavaOS technology. In June 1998, we exercised an option under that agreement to license from Sun, personalJava, a smaller platform on which to run Java applications, that did not include an operating system. We determined that personalJava was better suited to the markets available to the PSC1000. We are currently working on porting personalJava to the PSC1000.

        o Wind River. In July 1997, we entered into an agreement with Wind River that provided us with a license for an operating system, VXWorks, to be used in conjunction with personalJava. We are currently working on porting VXWorks to the PSC1000.

        o Forth Inc. In July 1997, we entered into a license agreement with Forth Inc. whereby Forth will provide software support and operating system development tools for the Forth programming language. Several customers are evaluating the PSC1000 as a microprocessor using the Forth programming language.

        o VSAC. In December 1998, we entered into a licensing agreement with Venture System LSI Assist Center under which our core license is made available for evaluation and review by qualified Japanese companies. Certain companies attaining 1,000 unit volumes will be required to enter into sub-license agreements with us.

        We had one U.S. patent on our gas plasma antenna technology which was sold in August 1999.

        We have one U.S. patent on our ground penetrating radar technology. No foreign application has been made. Although plans in this regard are not definite, our intention is to apply for patents only as to selected aspects of our ground penetrating radar technology in order to reduce the risk of infringement or duplication by competitors.

Considering the rapid advancements in the field of electronics generally, we believe that our interests will best be served by treating as trade secrets non-patented components or instrumentation groups used in some of our technologies. There are a large number of patents owned by others in the radar field generally and in the field of ground penetrating radar specifically. Accordingly, although we are not aware of any possible infringement and have not received any notices of claimed infringement, we may receive such claims in the future.

        In 1995, we entered into a fully paid license agreement with Telenetworks that enables us to use their ISDN software technology. In addition to the protection afforded us through this ISDN technology license, we have created our own software and hardware designs and use copyright, trade secret laws, software security measures and nondisclosure agreements to protect our proprietary products, technology and software. We have one U.S. patent on our high-speed data communication technology. Despite our precautions, it may be possible for unauthorized third parties to copy aspects of, or otherwise obtain and use, our high-speed data communication technology and software without authorization. In addition, we cannot be certain that others will not develop substantially equivalent or superior proprietary technology thereby substantially reducing the value of our proprietary rights.

        In 1993, we licensed the technology related to a family of communication interface microprocessors to Sipex Corporation. The agreement provided that Sipex could exclusively use the technology through December 1998 if it paid a $50,000 per year minimum. Subsequent to December 1998 the license continues on a non-exclusive basis based on the mutual consent of both parties. Currently, Sipex is continuing to use the technology and paying a royalty fee.

        In addition, we entered into a non-exclusive license agreement with Multi-Tech relating to the ATComm/PRI technology. Multi-Tech paid us an up-front license fee of $50,000 plus an additional royalty fee of $50 per unit for each unit sold up to a maximum royalty fee of $25,000 after which time the agreement becomes a paid up license. Multi-Tech also pays us a support fee of $5,000 per year for five years through 2001. Currently Multi-Tech is continuing to use the technology and paying a royalty fee.

        There can be no assurance that any patents will issue from pending or future applications or that any patents that are issued will provide meaningful protection or other commercial advantages to us. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful.

        We generally require all of our employees and consultants, including our management, to sign a non-disclosure and invention assignment agreement upon employment with us.

        MARKETING AND DISTRIBUTION. Our products are marketed through a combination of direct sales and distributors. Approximate sales by principal geographic area (as a percentage of sales) for fiscal years ended May 31 were as follows:

                                            1999     1998
                                            ----     ----
              Domestic sales                 68%      96%
              Foreign sales
                  Japan                      14%       -
                  Europe                      9%       3%
                  North America               5%       1%
                  Other                       4%       -
                                            ---      ---
              Total sales                   100%     100%
                                            ===      ===

        All of our operating assets are located within the United States. While sales to certain geographic areas generally vary from year to year, we do not expect that changes in the geographic composition of sales will have a material adverse effect on operations.

        DEPENDENCE UPON SINGLE CUSTOMERS. Ten percent (10%) or more of our consolidated net sales for the fiscal years indicated were derived from shipments to the following customers:

                                     1999          1998
                                   --------      --------
              Intermec             $339,000      $578,000

              G.E. Capital               --       478,000
              Spacenet

              Advanced                   --       207,000
              Communications

              VSAC                  159,000            --

              Microcom              125,000            --

        All of the above sales were for communication products, except the sale to VSAC which was for a microprocessor license, and were shipped against multiple purchase orders from each customer.

        EMPLOYEES. We currently have nineteen full-time and one part-time personnel. Eleven full-time persons are employed in research and development, three full-time persons are engaged in manufacturing and assembly, one full-time person is engaged in marketing and four full-time and one part-time persons are engaged in general and administrative activities. We also engage additional consultants and part-time persons as needed from time to time.

        Our future success depends in significant part upon the continued service of our key technical and senior management personnel. The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of our employees is represented by a labor union, and we consider our relations with our employees to be good. None of our employees is covered by key man life insurance policies.

        GOVERNMENT REGULATION. To our knowledge, our products are not subject to governmental regulation by any federal, state or local agencies that would affect the manufacture, sale or use of our products, other than occupational health and safety laws and labor laws which are generally applicable to most companies. We cannot, of course, predict what sort of regulations of this type may be imposed in the future but do not anticipate any unusual difficulties in complying with governmental regulations which may be adopted in the future.

        Our proposed ground penetrating radar device uses microwave radio waves. The Federal Communications Commission (FCC) regulates the use of such radio waves in a product. Since we have limited manufacturing capabilities, we most likely would license the technology to other companies for production. The other companies would be required to obtain the proper FCC approvals for their products. We do not believe that the operation of the ground penetrating radar prototype on contract analysis projects requires FCC approval.

        We have not incurred costs associated with environmental laws and do not anticipate such laws will have any significant effect on our future business.

ITEM 2. DESCRIPTION OF PROPERTY

        We have one 10,000 square foot office located at 10989 Via Frontera, San Diego, California. The facility is leased and is currently held under an option that will expire in July 2001. In addition, several of our employees who are supporting the PSC1000 microprocessor are telecommuting from their homes in northern California.

ITEM 3. LEGAL PROCEEDINGS

        In October 1998, we were sued in the District Court for Travis County, Texas by the Fish Family Trust, an assignee of a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn as trustee of the Falk Family Trust. The suit sought a judgment for damages, a rescission of the technology transfer agreement by which nanoTronics obtained the technology and a restoration of the technology to the Fish Family Trust. We had the suit removed to the United States District Court for the Western District of Texas, Austin Division. We requested that the Federal District Court dismiss the suit based on a lack of minimum contacts with Texas or, in the alternative, to transfer the case to the Southern District of California. In January 1999, the Federal District Court dismissed the suit for lack of subject matter and personal jurisdiction.

        The Fish Family Trust then refiled the suit in the Superior Court of San Diego County, California seeking remedies similar to the action dismissed by the Federal District Court. We have joined with nanoTronics and Gloria Felcyn, Trustee, and retained joint legal counsel to defend this suit. We have not had any meaningful settlement discussions. A trial has been scheduled for December, 1999. We and the other defendants intend to vigorously contest the plaintiff's allegations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock is traded in the over-the-counter market and is quoted on the NASD OTC Bulletin Board system maintained by the National Association of Securities Dealers, Inc. Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for our shares has been sporadic and at times very limited.

        The following table sets forth the high and low bid quotations for the Common Stock for the fiscal years ended May 31, 1999 and 1998.


                                                     BID QUOTATIONS
                                                    ----------------
                                                     HIGH       LOW
                                                    -----      -----
         Fiscal Year Ended May 31, 1999
           First Quarter                            $0.77      $0.41
           Second Quarter                           $0.81      $0.38
           Third Quarter                            $0.69      $0.25
           Fourth Quarter                           $0.63      $0.25

         Fiscal Year Ended May 31, 1998
           First Quarter                            $2.31      $1.36
           Second Quarter                           $1.78      $1.00
           Third Quarter                            $1.15      $0.53
           Fourth Quarter                           $1.36      $0.72

        We have approximately 250 shareholders of record as of May 31, 1999. At September 7, 1999, there were 40,381,120 shares of Common Stock issued and outstanding. We have never paid a cash dividend on our Common Stock and do not expect to pay one in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Our results of operations have been and may continue to be subject to significant variations. The results for a particular period may vary due to a number of factors. These include:

        o the overall state of the semiconductor and communications segments of the economy,

        o       the development status of and demand for our products,

        o       economic conditions in our markets,

        o       the timing of orders,

        o       the timing of expenditures in anticipation of future sales,

        o       the mix of products sold by us,

        o       the introduction of new products,

        o       product enhancements by us or our competitors, and

        o       pricing and other competitive conditions.

RESULTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 1999 AND 1998

        Net sales. Total net sales for the fiscal year ended May 31, 1999 decreased 40.4% to $1,134,545 from $1,902,874 for the fiscal year ended May 31, 1998. This decrease was due primarily to a reduction in follow-on shipments for our matured communication products several of which are approaching the end of their life cycles. Development and sales of new communications products have not achieved a level to replace the maturing products. We anticipate this trend in communication product revenue to continue since many of the communication products are approaching the end of their life cycles and our efforts are being focused on the microprocessor product line. Also, we had to reschedule the product delivery on our kiosk application order of $3,355,000. Although no assurance can be given, the kiosk order is scheduled to begin shipments in the second fiscal quarter of 2000, September 1 to November 30, 1999, with the balance of shipments to be completed by the end of fiscal year 2000.

        Cost of sales. Cost of sales as a percentage of net sales increased to 62.7% in fiscal 1999 compared to 61.2% in fiscal 1998. This 1.5% increase in the cost of sales percentage was a result of a smaller revenue base available to absorb similar overhead levels from the previous year (7.8% of gross sales) offset partially by a smaller addition to the reserve for obsolete inventory (6.2% of gross sales) for component and finished parts inventory related to the older communication products being phased out. Additional inventory write downs and reserves may be necessary in future years since additional communication products are nearing the end of their life cycles. Future sales may not be sufficient to use existing communication finished parts inventory (which had built up in previous years in anticipation of larger orders) and component parts used in communication products may not be usable in other products. Each period we review component part and finished goods inventory quantities and estimate the amount of useable inventory based on historical usage. If the quantities anticipated to be used are less than the quantities on hand, we increase the obsolescence reserve and record additional cost of sales.

        Research and development expenses increased 33.7% from $1,607,828 in fiscal 1998 to $2,149,361 for fiscal 1999. This increase was due primarily to an increase in licensed software support and update fees.

        Selling, general and administrative expenses decreased 50.7% to $2,015,058 in fiscal 1999 compared to $4,090,937 in fiscal 1998. This decrease was due primarily to:

        o the costs of two financings in fiscal 1998, which financings were in the total amount of $3,000,000, and

        o the compensation costs of $1,995,000 related to the earnout from escrow of 2,000,000 shares of common stock in 1998 as compared to compensation cost of $445,000 related to the earnout of 1,000,000 shares of common stock in 1999 as discussed in Note 4 to the Consolidated Financial Statements, offset by,

        o an increase in personnel costs in 1999 related to our addition of one marketing executive and one chief financial officer, and

        o an increase in marketing costs in 1999 related to introducing our products to the marketplace.

        Other income (expense) decreased by 79.0% to ($535,387) for fiscal 1999 compared to ($2,555,206) for fiscal 1998. This decrease resulted primarily from the recognition in fiscal 1998 of $2,592,446 of non-cash interest related to the discount on convertible term debentures and valuation of warrants as discussed in Note 6 to the Consolidated Financial Statements and the interest on these debentures compared to $498,604 of such expenses in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

        In connection with their report on our Consolidated Financial Statements as of and for the year ended May 31, 1999, BDO Seidman, LLP, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flow from operations. See Note 1 to the Consolidated Financial Statements for discussion.

        At May 31, 1999, we had a working capital deficit of $1,545,055, cash and cash equivalents of $35,813, and we were delinquent to the Internal Revenue Service for approximately $156,000 and various states for $27,000 in past due payroll taxes. We have funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $566,643 during fiscal 1999. The net cash used in operating activities was $1,368,085, additions to property and equipment were $343,311, and funds generated from debt and equity financings were $1,144,753. During fiscal 1999, accounts receivable decreased $491,180 as a result of a reduction in sales and increased collection efforts. Accounts payable increased $997,360 as a result of annual obligations for software maintenance and a slow down in payments as a result of the cash and cash equivalent reduction.

        Our current cash requirements to sustain our operations for the next twelve months through August 2000 are estimated to be $1,600,000. We expect that these requirements will be provided by:

        Internally:

        o sales of accounts receivables under a factoring agreement established with our bank,

        o the cash profits related to a $3,355,000 kiosk order, (a portion of which is anticipated as an advance payment during our second fiscal quarter of 2000 (September 1 to November 30, 1999), previous to any product shipments,

        o       sale of licenses and/or intellectual property, and

        Externally, if the $5,000,000 investment agreement financing is completed, by:

        o previous to the effective date of the registration of underlying stock to be resold under the investment agreement as discussed below, possible short-term debt instruments with individual and institutional investors, and

        o subsequent to the effective date of the registration of the underlying stock to be resold under the investment agreement as discussed below, draws against the equity line of credit provided for in the investment agreement.

        Externally, if the $5,000,000 investment agreement financing is not completed, by possible:

        o short-term debt instruments with individuals and institutional investors, and

        o private placement debt and/or equity financings with individual and institutional investors.

        In February 1999, we entered into an investment agreement with Swartz. The investment agreement entitles us, at our option, to issue and sell our common stock for up to an aggregate of $5 million from time to time during a three-year period through February 24, 2002, subject to certain conditions including (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares which can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among other factors. Swartz may purchase the common stock from us at a discount ranging from 10% to 20% depending on the price of the common stock. In addition to the common stock purchased, Swartz will receive warrants to purchase an additional 15% of the common stock equal to 110% of the market price on the last day of the purchasing period, subject to further semi-annual adjustments if the price of the common stock goes down. In July 1999, we amended and restated the investment agreement with Swartz to eliminate the discretion of Swartz as to the timing of its purchase of our common stock. The amended and restated investment agreement requires Swartz, after we put shares of common stock to it, to purchase our common stock on the twentieth day following the put.

The previous agreement enabled Swartz, in its sole discretion, to purchase our common stock at any time during a twenty day period following our put to it.

        Since May 31, 1999, we have issued short-term debt financings to five private investors totaling $205,000. These amounts have enabled us to meet our current needs and will provide funding through October 1999. If we do not receive the initial funding for the kiosk order or the initial draw against the investment agreement by the end of October 1999, then additional similar debt or equity financings will be necessary to continue to meet our cash requirements. The puts under the investment agreement are subject to common stock trading volume limitations and registration of the securities. We anticipate the initial put under the investment agreement will take place during the second quarter of fiscal year 2000, September 1 to November 30, 1999. The funds anticipated from the kiosk order are subject to our customer receiving funds from the Mexican Department of Tourism, and on several occasions product shipments have been rescheduled pending the receipt of those funds.

        As discussed below, we have filed a registration statement that relates to the proposed $5,000,000 financing. We are also holding discussions with individuals and one institutional investor concerning other possible financing in the event that the proposed $5,000,000 financing is not completed. In addition, we sold the gas plasma antenna technology for an up-front fee of $250,000 in August 1999, have a $500,000 factoring agreement with our bank and have renegotiated and extended the scheduled maturity dates for short-term notes. We believe that additional financing could be obtained if the $5,000,000 financing is not completed. However, no assurance can be given that we will, in fact, be able to obtain additional financing or that the terms of such financing will be favorable to us.

        We anticipate that we may require additional equipment, fabrication, components and supplies during the next twelve months to continue development of our technologies. Product introductions such as those currently underway for communication products and the PSC1000 may require significant inventory, product launch, marketing personnel and other expenditures that we can not currently estimate. Further, if expanded development is commenced or new generations of microprocessors are accelerated beyond our current plans, additional expenditures, that we can not currently estimate, may be required. It is possible therefore, that higher levels of expenditures may be required than we currently contemplate resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise.

        Based on the current fiscal year's rate of cash operating expenditures and current plans, we anticipate a need for additional cash to meet our requirements for the next twelve months. There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or, if such required funds are not internally generated, that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders.

POTENTIAL VIOLATION OF SECTION 5 OF THE SECURITIES ACT

        In April 1999, we sold shares of common stock to two individuals in the aggregated amount of $75,000 and in June we issued shares to an institutional investor upon conversion of a short term note in the amount of $116,183. These sales occurred after the filing of a registration statement for the public resale of shares sold under the investment agreement; and, therefore, by making these sales we may have violated Section 5 of the Securities Act. In July 1999, we amended and restated the investment agreement with Swartz to eliminate the discretion of Swartz as to the timing of its purchase of our common stock. The amended and restated investment agreement requires Swartz, after we put shares of common stock to it, to purchase our common stock on the twentieth day following the put. The previous agreement enabled Swartz, in its sole discretion, to purchase our common stock at any time during a twenty day period following our put to it. By entering into the amended and restated investment agreement, we completed our sale of common stock to Swartz. Since this private sale to Swartz occurred after we filed our registration statement, we may have sold securities to Swartz in violation of Section 5 of the Securities Act and each placement of shares with Swartz in the future under this investment agreement may be a separate violation of Section 5. Consequently, the two individual investors, the institutional investor and Swartz may have the right to rescind these purchases of common stock for one year after the purchase of the common stock. In addition, Patriot and certain officers and directors of Patriot may be subject to civil and criminal penalties for potential violation of either or both Section 5 of the Securities Act and applicable state law as a result of these sales. Management believes that the possibility of damages related to these potential violations of the Securities Act is remote and that such potential violations will have no material impact on our financial statements. See Note 10 to the Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal periods beginning after June 15, 2000. We believe the adoption of this statement will have no material impact on our financial statements.

TAX LOSS CARRYFORWARDS

        As of May 31, 1999, we had approximately $12,462,000 of tax loss carryforwards. A valuation allowance has been recorded for the net-deferred tax asset of $5,451,000 arising primarily from tax loss carryforwards because we cannot determine that it is more likely than not that the deferred tax asset will be realized. See Note 11 to the Consolidated Financial Statements.

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

        We have adopted a formal plan to evaluate our readiness for the Year 2000 and to address any deficiencies. The plan encompasses:

        o       information technology (IT) systems,

        o       non-IT systems,

        o       our products, and

        o systems of third parties, including distributors and key suppliers.

        INFORMATION TECHNOLOGY. Our principal computer systems that we use for financial accounting, manufacturing, inventory control, purchasing, sales administration, engineering, and other business functions were not Year 2000 compliant. We purchased a replacement system in July 1999 and are currently installing our data bases. We expect to have the new system fully functional before September 30, 1999. The cost of this new system was approximately $30,000.

        NON-IT SYSTEMS. We have completed an evaluation of telephone systems, manufacturing equipment, facility heating and cooling systems, and other non-IT systems for Year 2000 readiness and are taking remedial action as necessary.

        OUR PRODUCTS. We have completed a series of tests, utilizing industry standards, of the electronics systems of our products, including those product lines no longer being manufactured but remaining in use at customer sites. Our review has determined that the products should continue to operate according to specifications after December 31, 1999.

        KEY VENDORS AND SUPPLIERS. We have completed a survey of our key vendors and suppliers to assess their plans for bringing any non-compliant systems into Year 2000 compliance.

        Other than the replacement computer system discussed above, substantially all of the effort to evaluate our Year 2000 readiness has been made using internal personnel, and therefore incremental expenses have been less than $50,000. We have not incurred any material expenses in connection with our evaluation of non-IT systems and do not expect material expense in the future, although the implementation related to non-IT systems is not yet complete. We have not incurred any material expenses to date in connection with the evaluation of our products and the status of our vendors and suppliers with respect to Year 2000 issues. We do not anticipate material expenses in the future.

Our Year 2000 readiness plan, as well as our consideration of contingency plans, are ongoing and will continue to evolve as new information becomes available. At the present time, we believe that it is difficult to identify the cause of the most reasonably likely worst case Year 2000 scenario. We have not yet adopted any formal contingency plans and will determine the need for such plans as part of our ongoing assessment of vendors and suppliers, products, and internal business systems. Due to the complexity and pervasiveness of the Year 2000 issue, and in particular the uncertainty regarding the Year 2000 compliance programs of third parties, no assurances can be given that the Year 2000 problem will not have material adverse effects on our business or our results from operations.


ITEM 7. FINANCIAL STATEMENTS

        The financial statements required by this item begin on page F-1 with the index to consolidated financial statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

        The current directors and executive officers of Patriot, their ages, positions held in Patriot and duration as such, are as follows:

NAME                       AGE      POSITION AND OFFICES                        DIRECTOR SINCE
----                       ---      --------------------                        --------------
James T. Lunney            44       Chairman, President, CEO and                April 1998
                                    Director

Lowell W. Giffhorn         52       Chief Financial Officer and Director        August 1999

Donald R. Bernier          57       Director                                    January 1995

Helmut Falk, Jr.           43       Director                                    December 1997

Phillip Morettini          42       Vice President Sales and Marketing          N/A

Frederick G. Thiel         38       Director                                    February 1999

Robert Putnam              41       Secretary                                   N/A

Jayanta K. Maitra          49       Vice President Engineering                  N/A

Richard G. Blum            69       Director                                    February 1999

        The terms of all directors will expire at the next annual meeting of our shareholders, or when their successors are elected and have qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the board of directors. No family relationship exists among our management members. Mr. Bernier and Mr. Falk were elected to the board of directors in December 1997. Mr. Lunney was appointed to the board of directors in April 1998. Mr. Thiel and Mr. Blum were appointed to the board of directors in February 1999. Mr. Giffhorn was appointed to the board of directors in August 1999.

BIOGRAPHICAL INFORMATION

        JAMES T. LUNNEY. Mr. Lunney has been the President and CEO of Patriot since March 1998, was appointed a Director in April 1998, and was appointed Chairman in August 1999. From February 1997 to March 1998, he was the President of Signal Processing Systems, a San Diego manufacturer of signal processing technologies. From November 1992 to February 1997, he was the Manager of Production Programs, Vice President and Business Area Manager for Signal Processing, which was a division of Scientific Atlanta until August 1996, when it was acquired by Global Associates Ltd. Previously, Mr. Lunney held various managerial positions with GE Aerospace, Defense Systems Division and Ordnance Systems Division. In 1977, he received a B.S. in Electrical Engineering from Worcester Polytechnic Institute.

        ROBERT PUTNAM. Mr. Putnam has been the Secretary and Treasurer of Patriot since 1989 and was a director from 1989 to April 1998. Since 1988 he has served as Secretary of e.Digital, Inc. Since 1984 he has been a director of American Technology Corp., where he served as Secretary/Treasurer from 1984 and as President and CEO from February 1994 until September 1997. He received a B.A. degree in Mass Communication/Advertising from Brigham Young University in 1983. Mr. Putnam works only part-time for us.

        JAYANTA K. MAITRA. Mr. Maitra has been Vice President of Engineering of Metacomp since 1990 and was appointed Vice President of Engineering of Patriot in December 1996. From 1985 to 1987 he was Manager of Hardware Engineering for Systech Corporation, a San Diego based hardware and software communications company. From 1974 to 1985 he held various engineering positions with several computer related technology companies. He obtained a B.S. in Electrical Engineering from the Indian Institute of Technology in 1972 and an M.S. in Electrical Sciences at State University of New York in 1973.

        LOWELL W. GIFFHORN. Mr. Giffhorn was the principal in his own financial management consulting firm from August 1996 until joining Patriot as Chief Financial Officer (CFO) in May 1997. From November 1996 to May 1997, Mr. Giffhorn, in addition to other consulting engagements, performed the duties of Acting CFO for Patriot. From June 1992 to August 1996 and from September 1987 to June 1990 he was the CFO of Sym-Tek Systems, Inc. and Vice President of Finance for its successor, Sym-Tek Inc., a major supplier of capital equipment to the semiconductor industry. He has over twenty-five years of experience in a variety of financial positions, including eleven years as Controller for Langley Corporation, a publicly traded, San Diego, defense contractor. Mr. Giffhorn obtained a M.B.A. degree from National University in 1975 and he obtained a B.S. in Accountancy from the University of Illinois in 1969.

        DONALD R. BERNIER. Since 1971, Mr. Bernier has been the owner and President of Compunetics Incorporated, a Troy, Michigan-based electronics firm of which he the founder. Compunetics engages in contract research and development, specializing in microelectronics primarily for the automotive industry.

        HELMUT FALK, JR. For the past six years, Dr. Falk has been the Director of Anesthesia for the Johnson Memorial Hospital in Franklin, Indiana. Dr. Falk received his D.O. from the College of Osteopathic Medicine of the Pacific in 1987 and his B.S. in Biology from the University of California, Irvine in 1983. Dr. Falk is the son of the late Helmut Falk, who was the sole shareholder of nanoTronics and the Chairman and CEO of Patriot until his death in July 1995. Dr. Falk is also an heir to the Helmut Falk Estate, which is the beneficial owner of our shares held by the Helmut Falk Family Trust and nanoTronics Corporation.

        PHILIP MORETTINI. Mr. Morettini has been the Vice President of Sales and Marketing of Patriot since July 1997. From September 1995 to April 1997, he was the President and CEO of Sdept Computer Solutions, a San Diego software company. From December 1993 to September 1995, he was the principal in his own management consulting firm; and from March 1990 to September 1993, he held several positions, including Division Manager, for Horizons Technology, a San Diego software and services company. Previously, he held various marketing and product development positions with Spectragraphics and Hewlett-Packard. In 1981 Mr. Morettini received a M.B.A. degree from the University of Detroit and in 1979 he obtained a B.S. in Engineering from the University of Illinois.

        FREDERICK G. THIEL. Since April 1998, Mr. Thiel has been the President and CEO of Lantronix, Inc., an Irvine, CA based developer/manufacturer of computer network enabling devices and systems. From July 1996 to April 1998 he was the Vice President of Marketing and General Manager for CDM Technology, Inc., an Irvine, CA based developer of high-end storage controller and intelligent serial input/output microprocessor technology. From June 1994 to March 1996 he was the Director of World Wide Marketing for Standar Microsystems Corporation, an Irvine, CA based network technology developer and manufacturer. Mr. Thiel was educated in the United States and Europe and studied business administration while at the Stockholm School of Economics.

        RICHARD G. BLUM. Mr. Blum retired as Chairman and President of Kysor Europe, a wholly owned subsidiary of Kysor Industrial Corporation, in 1991. Previously Mr. Blum held a variety of executive level positions with ITT Europe and ADT Europe. He completed his undergraduate work at Oregon State and Linfield Colleges in 1951 and post graduate work at John Carrol and Canisius Universities in 1958.

INDEMNIFICATION OF OFFICERS, DIRECTORS AND OTHERS

        As permitted by Delaware law, our certificate of incorporation provides that we will indemnify our officers, directors, employees and agents. This includes indemnification against attorneys' fees and other expenses and liabilities they incur to defend, settle or satisfy any civil or criminal action brought against them arising out of their association with or activities on behalf of us. However, they will not be indemnified if they are adjudged to have acted with gross negligence or to have engaged in willful misconduct. We may also bear the expenses of such litigation for any such persons upon their promise to repay such sums if it is ultimately determined that they are not entitled to indemnification. Such expenditures could be substantial and may not be recouped, even if we are so entitled. We have provided for indemnification for liabilities arising under the Securities Act of 1933 as they may be permitted to directors, officers or persons controlling us. The SEC has informed us that such indemnification is against public policy and may be unenforceable.

EXCLUSION OF DIRECTOR LIABILITY

        In accordance with Delaware law, our certificate of incorporation excludes personal liability on the part of our directors to us for monetary damages based upon any violation of their fiduciary duties as directors, except as to:

        o       liability for any breach of the duty of loyalty,

        o acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law,

        o acts in violation of Section 174 of the General Corporation Law of Delaware, or

        o any transaction from which a director receives an improper personal benefit.

                This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires our officers, directors and persons who own more than 10% of a class of our securities registered under Section 12(g) of the Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

        Based solely on our review of copies of the reports we have received from persons required to make such filings and our own records, we believe that from the period June 1, 1998 through August 15, 1999, all persons subject to the
Section 16(a) reporting requirements timely filed the required reports.

ITEM 10. EXECUTIVE COMPENSATION

        There is shown below information concerning the compensation of our chief executive officers and each of the other four most highly compensated executive officers whose salary and bonus exceeded $100,000 (each a "Named Officer") for the fiscal years ended May 31, 1997, 1998 and 1999.

SUMMARY COMPENSATION TABLE

                                 Annual Cash Compensation                Long-Term Compensation
                               ---------------------------         ---------------------------------
      Name and                 Fiscal                                 Options          All Other
Principal Position              Year    Salary       Bonus         (# of Shares)    Compensation(4)
------------------             ------   ------       -----         -------------    ----------------
James T. Lunney                1999    $137,200(5)    Nil          None                  None
  President and CEO (1)        1998    $ 26,385(5)    Nil          350,000 shares        None

Michael A. Carenzo             1998    $164,133       Nil          None                  None
  President and CEO (2)        1997    $138,000       Nil          None                  None

Philip J. Morettini            1999    $110,000       Nil          None                  None
 Vice President
  Sales and Marketing

                                 Annual Cash Compensation                Long-Term Compensation
                               ---------------------------         ---------------------------------
      Name and                 Fiscal                                 Options          All Other
Principal Position              Year    Salary       Bonus         (# of Shares)    Compensation(4)
------------------             ------   ------       -----         -------------    ----------------
Lowell W. Giffhorn             1999    $107,307      Nil           None                  None
  Chief Financial Officer

Jayanta K. Maitra              1999    $120,000      Nil           None                  None
  Vice President               1998    $104,500      Nil            25,000 shares        None
  Engineering (3)              1997    $118,700      Nil           535,753 shares        $2,874

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

        (4) Represents long-term disability insurance payments made by us on behalf of Mr. Maitra during the fiscal year ended May 31, 1997.

        (5) Included in Mr. Lunney's cash compensation is a $600 per month car allowance.

        We maintain employee benefits that are generally available to all of our employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan. We had no matching contributions under the 401(k) plan for any of the above named officers during the fiscal year ended May 31, 1999.

OPTION GRANTS

         During the fiscal year ended May 31, 1999 we did not grant any stock options to the Named Officers reflected in the Summary Compensation Table shown above.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

        Shown below is information on exercises of stock options and fiscal year-end values pursuant to our 1996 and 1992 Stock Option Plans to the Named Officers reflected in the Summary Compensation Table shown above.

                                                        Number of Unexercised       Value of Unexercised
                                                           Options Held At         In-The-Money Options At
                             Shares                          May 31, 1999             May 31, 1999 (1)
                            Acquired       Value      -------------------------   --------------------------
Name                       on Exercise    Realized    Exercisable  Unexercisable  Exercisable  Unexercisable
----                       -----------    --------    -----------  -------------  -----------  -------------
James T. Lunney               --             --          233,334       116,666    $    --       $    --
Michael A. Carenzo            --             --          525,691            --    $    --       $    --
Philip J. Morettini           --             --          120,000       180,000    $    --       $    --
Lowell W. Giffhorn            --             --          210,000        90,000    $    --       $    --
Jayanta Maitra                --             --          110,753       150,000    $    --       $    --

(1) Based on the last sale price at the close of business on the last trading day of the fiscal year of $0.47.

        We have not awarded stock appreciation rights to any of our employees and we have no long-term incentive plans, as that term is defined in SEC regulations.

        During the fiscal year ended May 31, 1999, pursuant to Mr. Maitra's Employment Contract, our Board of Directors cancelled 225,000 previously granted stock options as a result of Patriot not meeting certain performance goals. We have no defined benefit or actuarial plans covering any person.

COMPENSATION OF DIRECTORS

        No direct or indirect remuneration has been paid or is payable by us to the directors in their capacity as directors other than the granting of stock options. It is anticipated that during the next twelve months we will not pay any direct or indirect remuneration to any of our directors in their capacity as directors other than in the form of stock option grants or the reimbursement of expenses of attending directors' or committee meetings.

EMPLOYMENT CONTRACTS

        We entered into an employment agreement dated as of February 23, 1998 and approved by our directors on March 24, 1998, with Mr. Lunney providing for his employment as President and CEO effective March 23, 1998. The agreement is for a three year term providing for a base salary of $130,000 per annum for the first year with an increase in the second year to at least $140,000 per annum. The base salary may be increased at the discretion of the Board of Directors. The agreement provides for a guaranteed bonus of 25% at the end of the first year or on certain changes in control as defined in the agreement. During subsequent years, Mr. Lunney is eligible for a bonus equal to 25% of the base salary conditioned on Mr. Lunney meeting certain objectives established by the Board of Directors. In addition, the agreement provides a $600 per month car allowance. We may terminate Mr. Lunney's employment with or without cause, but termination without cause (other than disability or death) would result in a lump sum severance payment ranging, depending on length of service, from six to twelve months salary plus any prorated earned bonuses. Also, upon a change of control, as defined in the agreement, Mr. Lunney may elect to terminate employment and obtain a lump sum severance payment equal to the base salary for the remaining months of the agreement. We granted Mr. Lunney options to purchase 350,000 common shares, 116,667 vesting on March 23, 1998 and the balance vesting equally at the end of twelve and twenty-four months from the date of the agreement subject to earlier vesting in the event of a change in control of Patriot.

        We entered into an employment agreement dated as of July 28, 1997 and approved by our directors on August 18, 1997, with Mr. Morettini providing for his employment as Vice President of Sales and Marketing. The agreement is for a three year term providing for a base salary of $110,000 per annum for the first year and not less than $110,000 per annum during the second and third years of the agreement. The base salary may be increased at the discretion of the Board of Directors. The agreement provides for a bonus up to 50% of the annual base consideration for the applicable year. We may terminate Mr. Morettini's employment with or without cause, but termination without cause (other than disability or death) would result in a lump sum severance payment equal to four months of the then current base salary. If within twelve months of a change in control, as defined in the agreement, Mr. Morettini's employment is terminated for other than cause or if Mr. Morettini refuses to accept or voluntarily resigns from a position other than a qualified position, as that term is defined in the agreement, then he will receive a lump sum severance payment equal to twelve months of his then current salary. Under the agreement, we granted Mr. Morettini options to purchase 300,000 common shares, 30,000 vesting on July 28, 1997 and the balance vesting one-third per year starting July 28, 1998, subject to certain performance standards. Options may vest earlier subject to the discretion of the Board of Directors.

        We entered into an employment agreement dated as of July 23, 1998 with Mr. Giffhorn providing for his employment as the Chief Financial Officer. The agreement is for a three year term providing for a base salary of $110,000 per annum for the first year and not less than $110,000 per annum during the second and third years of the agreement. The base salary may be increased at the discretion of the Board of Directors. The agreement provides for a bonus up to 50% of the annual base consideration for the applicable year. We may terminate Mr. Giffhorn's employment with or without cause, but termination without cause (other than disability or death) would result in a lump sum severance payment equal to four months of the then current base salary. If within twelve months of a change in control, as defined in the agreement, Mr. Giffhorn's employment is terminated for other than cause or if Mr. Giffhorn refuses to accept or voluntarily resigns from a position other than a qualified position, as that term is defined in the agreement, then he will receive a lump sum severance payment equal to twelve months of his then current salary.

     We entered into an employment agreement dated January 1, 1997 with Mr. Maitra providing for his employment as Vice President of Engineering. The agreement is for a three year term providing for a base salary of $104,400 per year with an increase in the second and third years as recommended by the President and Chief Executive Officer and approved by the Board of Directors. Mr. Maitra's salary was increased to $120,000 for the second year. The agreement provides for incentive bonuses in certain instances of up to 50% of the total yearly base compensation. We may terminate Mr. Maitra's employment with or without cause, but termination without cause (other than disability or death) during the first year of the agreement would result in a lump sum severance payment equal to twelve months salary. We originally granted Mr. Maitra under the agreement options to purchase 500,000 common shares, 50,000 vesting on December 26, 1996 and the balance vesting one-third per year starting December 31, 1997 subject to certain performance standards. As a result of not meeting the performance standards, the Board of Directors cancelled 225,000 of such options during the fiscal year ended May 31, 1999. The remaining options may vest earlier subject to the discretion of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of September 7, 1999, the stock ownership of each of our officers and directors, of all of our officers and directors as a group, and of each person known by us to be a beneficial owner of 5% or more of our Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. No person listed below has any option, warrant or other right to acquire additional securities of ours, except as otherwise noted.


                Name and Address                  Amount & Nature
 Title            of Beneficial                    of Beneficial           Percent
of Class             Owner                          Ownership             of Class
--------        ----------------                  ---------------         --------

Common stock    Helmut Falk Family Trust             7,592,535     (1)      18.5%
par value       Gloria Felcyn, Trustee
$.00001         20440 Williams Ave.
                Saratoga, California 95070

SAME            Elwood G. Norris                     4,202,500     (2)      10.2%
                10989 Via Frontera
                San Diego, California 92127

SAME            Jayanta K. Maitra                      298,095     (2)        *
                10989 Via Frontera
                San Diego, California 92127

SAME            James T. Lunney                        233,334     (3)        *
                10989 Via Frontera
                San Diego, California 92127

SAME            Philip Morettini                       211,000     (2)        *
                10989 Via Frontera
                San Diego, California 92127

SAME            Lowell W. Giffhorn                     210,000     (3)        *
                10989 Via Frontera
                San Diego, California 92127

                Name and Address                  Amount & Nature
 Title            of Beneficial                    of Beneficial           Percent
of Class             Owner                          Ownership             of Class
--------        ----------------                  ---------------         --------
SAME            Donald R. Bernier                      125,000     (2)        *
                10989 Via Frontera
                San Diego, California 92127

SAME            Robert Putnam                           75,000     (2)        *
                10989 Via Frontera
                San Diego, California 92127

SAME            Helmut Falk, Jr.                        50,000     (3)        *
                10989 Via Frontera
                San Diego, California 92127

SAME            Richard G. Blum                         50,000     (3)        *
                10989 Via Frontera
                San Diego, California 92127

SAME            Frederick G. Thiel                      50,000     (3)        *
                10989 Via Frontera
                San Diego, California 92127

                All directors & officers             1,302,429     (4)      3.2%
                 as a group (9 persons)

        *       Less than 1%.

        (1) These shares remain from 5,000,000 non-escrowed originally issued shares plus 3,500,000 shares earned as a result of an earnout agreement with nanoTronics in connection with the ShBoom technology acquisition. These shares were subsequently transferred to the Helmut Falk Family Trust.

        (2) For each of Messrs. Norris, Bernier and Putnam the amount includes 50,000 shares, for Mr. Maitra the amount includes 110,753 shares, and for Mr. Morettini the amount includes 210,000 shares issuable upon the exercise of immediately exercisable outstanding stock options granted pursuant to the 1996 and 1992 Stock Option Plans.

        (3) Consists entirely of shares issuable upon the exercise of outstanding stock options.

        (4) Includes 288,342 shares issued and outstanding and 1,014,087 shares issuable upon exercise of stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There were no transactions, or series of transactions, during fiscal 1998 or 1999, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $60,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest other than described below.

        Based on the asset purchase agreement and plan of reorganization dated June 22, 1994 between Patriot, nanoTronics Corporation and Helmut Falk, we issued a total of 10,000,000 restricted common shares to nanoTronics, 5,000,000 of which were a contingent payment subject to the terms of an earnout escrow. These shares were issued in consideration of technology acquired. nanoTronics was formed in 1991 and acquired certain base technology for a simplified 32-bit microprocessor integrated on a single chip with merged stack/register architecture. nanoTronics expended in excess of $1.9 million (unaudited) while engaged in further development of that technology and produced from the basic architecture an enhanced microprocessor (ShBoom-architecture microprocessor. A majority of the expenditures by nanoTronics consisted of microprocessor and related software development costs. The result of these efforts was a successful initial fabrication of the microprocessor in early 1994 demonstrating technical feasibility of the ShBoom architecture. nanoTronics also expended funds on the preparation and prosecution of patent applications.

        The shares were issued to nanoTronics of which Falk was the sole shareholder. Although 5,000,000 of the shares issued were subject to the terms of an earnout escrow, as more fully described below, the shares are considered issued for the purpose of dividends and voting. Prior to the transaction, Mr. Falk was an unaffiliated person with respect to us. At the time of issuance the 10,000,000 common shares represented approximately 36% of our total issued and outstanding shares.

        Although the transaction did not result in a majority change in our board of directors, or a majority change in our stock ownership, the issuance of new stock resulted in a large percentage ownership controlled by one entity with the ability to have significant influence over our future affairs.

        Based on the terms of the purchase agreement, 5,000,000 of the common shares were issued to nanoTronics subject to an earnout escrow arrangement as a contingent purchase price. The terms of the escrow arrangement, as defined in the purchase agreement, provides for the earnout from escrow of 500,000 common shares for each $500,000 of Patriot revenues commencing June 1, 1994 and ending May 31, 1999. The purchase agreement also provides for full earnout on other major corporate events including a sale of substantially all our assets, certain mergers, combinations or consolidations, certain tender offers and upon a liquidation or dissolution. Any shares not earned by May 31, 1999 would be canceled. The shares may be sold, assigned or transferred within the escrow arrangement but would still be subject to the escrow terms. As of May 31, 1999:

        o       2,000,000 shares had been released from escrow,

        o an additional 1,500,000 shares have been earned and charged to compensation costs but remain in escrow pending the resolution of litigation between us, nanoTronics, and the Fish Family Trust, and

        o another 1,500,000 shares expired and were returned to us as of May 31, 1999 since revenue was not sufficient to earn this portion of the escrowed shares.

        We have granted certain registration and information rights with respect to the shares issued to nanoTronics, such rights being assignable to Falk and the Fish Family Trust (such trust having certain rights to become a shareholder in nanoTronics). We have been advised that nanoTronics has been liquidated and that the Helmut Falk Family Trust is entitled to the same registration rights. We are obligated to use our best efforts to effect a registration upon written request up to two times subject to certain limitations. We are also obligated to include the shares, subject to certain limitations, in any underwriting and in any other registration filed by us.

        During January 1999 through April 1999, we entered into four short-term notes with Gloria Felcyn, the trustee for the Falk Family Trust, aggregating $175,000 with maturity dates ranging from October 22, 1999 to January 15, 2000. On the issuance of each of the first three notes, we released 500,000 shares from the earnout escrow. We are holding the remaining 1,500,000 shares earned and subject to the earnout escrow pending resolution of the Fish Family Trust lawsuit as discussed in "Legal Proceedings." Upon the resolution of the lawsuit, the remaining shares held in escrow will either be released to the Falk Family Trust, used either partially or in their entirety as a means of settling the lawsuit, or be returned to us. The shares being held in escrow were recorded as additional compensation costs during the period in which the earnout was satisfied.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following is a list and index of Exhibits required by Item 601 of Regulation S-B along with an indication of the location of the Exhibit:

                                  EXHIBIT INDEX

Exh.No.                               Document                                                 No.
-------                               --------                                                 ---
2.0     PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
        SUCCESSION.

2.1     Agreement to Exchange Technology for Stock in Patriot Scientific
        Corporation, incorporated by reference to Exhibit 2.1 to Form 8-K dated
        August 10, 1989                                                                        (1)

2.2     Assets Purchase Agreement and Plan of Reorganization dated June 22, 1994, among the Company, nanoTronics Corporation and Helmut Falk, incorporated by
        reference to Exhibit 10.4 to Form 8-K dated July 6, 1994                               (1)

2.2.1   Amendment to Development Agreement dated April 23, 1996 between the
        Company and Sierra Systems, incorporated by reference to Exhibit 2.2.1 to
        Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 dated
        April 29, 1996                                                                         (1)

2.3     Form of Exchange Offer dated December 4, 1996 between the Company and certain shareholders of Metacomp, Inc. incorporated by reference to
        Exhibit 2.3 to Form 8-K dated January 9, 1997                                          (1)

2.4     Letter of Transmittal to Accompany Shares of Common Stock of Metacomp,
        Inc. Tendered Pursuant to the Exchange Offer Dated December 4, 1996
        incorporated b reference to Exhibit 2.4 to Form 8-K dated January 9,
        1997                                                                                   (1)

3.0     ARTICLES AND BYLAWS.

3.1     Original Articles of Incorporation of the Company's predecessor, Patriot
        Financial Corporation, incorporated by reference to Exhibit 3.1 to
        registration statement on Form S-18, file no. 33-23143-FW                              (1)

3.2     Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18, File
        No. 33-23143-FW                                                                        (1)

3.3     Certificate of Incorporation of the Company, as filed with the Delaware
        Secretary of State on March 24, 1992, incorporated by reference to
        Exhibit 3.1 to Form 8-K dated May 12, 1992                                             (1)

3.3.1   Certificate of Amendment to the Certificate of Incorporation of the
        Company, as filed with the Delaware Secretary of State on April 18,
        1995, incorporated by reference to Exhibit 3.3.1 to Form 10-KSB for the
        fiscal year ended May 31, 1995                                                         (1)

Exh.No.                               Document                                                 No.
-------                               --------                                                 ---
3.3.2   Certificate of Amendment to the Certificate of Incorporation of the
        Company, as filed with the Delaware Secretary of State on June 19,1997, incorporated by reference to Exhibit 3.3.2 to Form 10-KSB for the fiscal
        year ended May 31, 1997                                                                (1)

3.4     Articles and Certificate of Merger of Patriot Financial Corporation into the Company dated May 1, 1992, with Agreement and Plan of Merger attached thereto as Exhibit A, incorporated by reference to Exhibit 3.2
        to Form 8-K dated May 12, 1992                                                         (1)

3.5     Certificate of Merger issued by the Delaware Secretary of State on May
        8, 1992, incorporated by reference to Exhibit 3.3 to Form 8-K dated May
        12, 1992                                                                               (1)

3.6     Certificate of Merger issued by the Colorado Secretary of State on May
        12, 1992, incorporated by reference to Exhibit 3.4 to Form 8-K dated May
        12, 1992                                                                               (1)

3.7     Bylaws of the Company, incorporated by reference to Exhibit 3.5 to Form
        8-K dated May 12, 1992                                                                 (1)

4.0     INSTRUMENTS ESTABLISHING RIGHTS OF SECURITY HOLDERS.

4.1     Specimen common stock certificate, incorporated by reference to Exhibit
        4.1 Form 8-K dated May 12, 1992                                                        (1)

4.2     Form of Stock Purchase Warrant (Labway Corporation) dated February 29,
        1996, exercisable to purchase 253,166 common shares at $1.58 per share until August 31, 1996, granted to investors in connection with an offering of securities made in reliance upon Regulation S, incorporated by reference to Exhibit 4.2 to Form 10-QSB for fiscal quarter ended
        2/29/96                                                                                (1)

4.3     Form of 6% Convertible Subordinated Promissory Note due September 30,
        1998 aggregating $1,500,000 to six investors incorporated by reference
        to Exhibit 4.3 to Form 10-QSB for fiscal quarter ended August 31, 1996                 (1)

4.4     Form of 5% Convertible Term Debenture (CC Investments, LDC) due June 2,
        1999 aggregating $2,000,000 to two investors incorporated by reference
        to Exhibit 4.4 to Form 8-K dated June 16, 1997                                         (1)

4.5     Form of Stock Purchase Warrant (CC Investments, LDC) dated June 2, 1997 exercisable to purchase an aggregate of 400,000 common shares at
        $1.69125 per share until June 2, 2002, granted to two investors in connection with the offering of securities in Exhibit 4.4 incorporated
        by reference to Exhibit 4.5 to Form 8-K dated June 16, 1997                            (1)

4.6     Registration Rights Agreement dated June 2, 1997 by and among the
        Company and CC Investments, LDC and the Matthew Fund, N.V. related to the registration of the common stock related to Exhibits 4.4 and 4.5
        incorporated by reference to Exhibit 4.6 to Form 8-K dated June 16, 1997               (1)

Exh.No.                               Document                                                 No.
-------                               --------                                                 ---
4.7     Form of Warrant to Purchase Common Stock (Swartz Family Partnership,
        L.P.) dated June 2, 1997 exercisable to purchase an aggregate of 211,733 common shares at $1.69125 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities in
        Exhibit 4.4 incorporated by reference to Exhibit 4.7 to Form 8-K dated
        June 16, 1997                                                                          (1)

4.8     Registration Rights Agreement dated June 2, 1997 by and among the
        Company and Swartz Investments, LLC related to the registration of the common stock related to Exhibit 4.7 incorporated by reference to Exhibit
        4.8 to Form 8-K dated June 16, 1997 (1)

4.9     Form of 5% Convertible Term Debenture (CC Investments, LDC) due June 2,
        1999 aggregating $1,000,000 to two investors incorporated by reference
        to Exhibit 4.9 to Form 10-KSB for the year ended May 31, 1998                          (1)

4.10    Form of Stock Purchase Warrant (CC Investments, LDC) dated November 24,
        1997 exercisable to purchase an aggregate of 200,000 common shares at
        $1.50 per share until June 2, 2002, granted to two investors in connection with the offering of securities in Exhibit 4.9 incorporated by reference to Exhibit 4.10 to Form 10-KSB for the year ended May 31,
        1998                                                                                   (1)

4.11    Form of Warrant to Purchase Common Stock (Swartz Family Partnership,
        L.P.) dated November 24, 1997 exercisable to purchase an aggregate of
        105,867 common shares at $1.50 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities in
        Exhibit 4.9 incorporated by reference to Exhibit 4.11 to Form 10-KSB for
        the year ended May 31, 1998                                                            (1)

4.12    Form of Warrant to Purchase Common Stock (Investor Communications Group,
        Inc.) dated June 16, 1997 exercisable to purchase an aggregate of
        130,000 common shares at prices ranging from $2.50 to $7.50 per share until June 15, 1999 incorporated by reference to Exhibit 4.12 to Form
        10-KSB for the year ended May 31, 1998                                                 (1)

4.13    Warrant to Purchase Common Stock issued to Spellcaster
        Telecommunications, Inc. dated April 28, 1998 exercisable to purchase an aggregate of 100,000 common shares at $1.25 per share until April 28,
        2000 incorporated by reference to Exhibit 4.13 to Form 10-KSB for the
        year ended May 31, 1998                                                                (1)

4.14    Investment agreement dated February 24, 1999 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of
        $5,000,000 Incorporated by reference to Exhibit 4.14 to Form 10-QSB/A
        for the fiscal quarter Ended November 30, 1998                                         (1)

4.15    Registration Rights Agreement dated February 24, 1999 by and between the
        Company and Swartz Private Equity, LLC related to the registration of the common Stock related to Exhibit 4.14 incorporated by reference to
        Exhibit 4.15 to Form 10- QSB/A for the fiscal quarter ended November 30,
        1998                                                                                   (1)

4.16    Form of Warrant to Purchase Common Stock (Swartz Private Equity, LLC)
        dated February 24, 1999 exercisable to purchase common shares in connection with the Offering of securities in Exhibit 4.14 incorporated by reference to Exhibit 4.16 to Form 10-QSB/A for the fiscal quarter
        ended November 30, 1998                                                                (1)

4.17 Amended and Restated Investment Agreement dated July 12, 1999 by and between

Exh.No.                               Document                                                 No.
-------                               --------                                                 ---
        the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $5,000,000 incorporated by reference to Exhibit 4.17 to
        Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2
        dated July 14, 1999                                                                    (1)

10.0    MATERIAL CONTRACTS.

10.1    1992 Incentive Stock Option Plan of the Company, incorporated by
        reference to Exhibit 10.1 to Form 8-K dated May 12, 1992                               (1)

10.1.1  Amendment to 1992 Incentive Stock Option Plan dated January 11, 1995, incorporated by reference to Exhibit 10.1.1 to Form S-8 dated July 17,
        1996                                                                                   (1)

10.2    1992 Non-Statutory Stock Option Plan of the Company, incorporated by
        reference to Exhibit 10.2 to Form 8-K dated May 12, 1992                               (1)

10.2.1  Amendment to 1992 Non-Statutory Stock Option Plan dated January 11, 1995 incorporated by reference to Exhibit 10.2.1 to Form 10-KSB for fiscal
        year ended May 31, 1996                                                                (1)

10.3    Lease Agreement between the Company's subsidiary Metacomp, Inc. and
        Clar-O-Wood Partnership, a California limited partnership dated April
        11, 1991 as amended November 11, 1992 and November 2, 1995, incorporated by reference to Exhibit 10.3 to Form 10-KSB for the fiscal year ended
        May 31, 1997 (1)

10.4    Stock Purchase Agreement dated November 29 and 30, 1995, between the
        Company and SEA, Ltd., incorporated by reference to Exhibit 10.4 to Form
        8-K dated December 11, 1995                                                            (1)

10.4.1  Letter Amendment to Stock Purchase Agreement dated February 21, 1996, between the Company and SEA, Ltd., incorporated by reference to Exhibit
        10.4.1 to Form 10-QSB for fiscal quarter ended 2/29/96                                 (1)

10.5    1995 Employee Stock Compensation Plan of the Company, incorporated by reference to Exhibit 10.5 to Form 10-QSB for fiscal quarter ended
        11/30/95                                                                               (1)

10.6    Letter Stock and Warrant Agreement dated January 10, 1996 between the
        Company and Robert E. Crawford, Jr., incorporated by reference to
        Exhibit 10.6 to Form 10-QSB for fiscal quarter ended 2/29/96                           (1)

10.7    Non-Exclusive Manufacturing and Line of Credit Agreement dated February
        28, 1996, between the Company and Labway Corporation, incorporated by reference to Exhibit 10.7 to Form 10-QSB for fiscal quarter ended
        2/29/96                                                                                (1)

10.8    Distribution and Representation Agreement dated February 28, 1996, between the Company and Innoware, Inc., incorporated by reference to
        Form 10-QSB for fiscal quarter ended 2/29/96                                           (1)

10.9    Employment Agreement dated November 20, 1995 between the Company and
        Elwood G. Norris, incorporated by reference to Exhibit 10.9 to
        Registration Statement on Form SB-2 dated March 18, 1996                               (1)

Exh.No.                               Document                                                 No.
-------                               --------                                                 ---
10.9.1  First Amendment to Employment Agreement dated May 17, 1996 between the
        Company and Elwood G. Norris, incorporated by reference to Exhibit
        10.9.1 to Pre-Effective Amendment No. 2 to Registration Statement on
        Form SB-2 dated May 23, 1996                                                           (1)

10.10   Employment Agreement dated November 20, 1995 between the Company and
        Robert Putnam, incorporated by reference to Exhibit 10.10 to
        Registration Statement on Form SB-2 dated March 18, 1996                               (1)

10.11   Sales Contractual Agreement dated March 19, 1996 between the Company and
        Evolve Software, Inc., incorporated by reference to Exhibit 10.11 to
        Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2
        dated April 29, 1996                                                                   (1)

10.11.1 Two Year Stock Purchase Warrant dated March 19, 1996 Granted to Evolve
        Software, Inc. Providing for the Purchase of up to 50,000 Common Shares
        at $2.85, incorporated by reference to Pre-Effective Amendment No. 1 to
        Registration Statement on Form SB-2 dated April 29, 1996                               (1)


10.12   Employment Agreement dated as of May 8, 1996 between the Company and
        Michael A. Carenzo, including Schedule A - Stock Option Agreement, incorporated by reference to Pre-Effective Amendment No. 2 to
        Registration Statement on Form SB-2 dated May 23, 1996                                 (1)

10.12.1 First Amendment to Employment Agreement dated May 8, 1996 between the
        Company and Michael A. Carenzo dated September 23, 1996, incorporated by reference to Exhibit 10.12.1 to Form 10-KSB for the fiscal year ended
        May 31, 1997                                                                           (1)

10.13   1996 Stock Option Plan of the Company dated March 25, 1996 and approved by the Shareholders on May 17, 1996, incorporated by reference to
        Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2
        dated May 23, 1996                                                                     (1)

10.14   Sales Contractual Agreement dated June 20, 1996 between the Company and
        Compunetics Incorporated incorporated by reference to Exhibit 10.14 to
        Form 10-KSB for fiscal year ended May 31, 1996                                         (1)

10.15   Sales Contractual Agreement dated July 31, 1996 between the Company and
        Premier Technical Sales, Inc. incorporated by reference to Exhibit 10.15
        to Form 10-KSB for fiscal year ended May 31, 1996                                      (1)

10.16   Employment Agreement dated January 1, 1997 between the Company and
        Norman J. Dawson, incorporated by reference to Exhibit 10.16 to Form
        10-KSB for the fiscal year ended May 31, 1997                                          (1)

10.17   Employment Agreement dated January 1, 1997 between the Company and
        Jayanta K. Maitra, incorporated by reference to Exhibit 10.17 to Form
        10-KSB for the fiscal year ended May 31, 1997                                          (1)

10.18   Technology License and Distribution Agreement dated June 23, 1997 between the Company and Sun Microsystems, Inc. , incorporated by reference to Exhibit 10.18 to Form 10-KSB for the fiscal year ended May
        31, 1997                                                                               (1)

10.19   Employment Agreement dated March 23, 1998 between the Company and James
        Lunney incorporated by reference to Exhibit 10.21 to

Exh.No.                               Document                                                 No.
-------                               --------                                                 ---
        Form 10-KSB for the fiscal year ended May 31, 1998 (1)

10.20   Employment Agreement dated July 28, 1997 between the Company and Philip
        Morettini incorporated by reference to Exhibit 10.21 to Form 10-KSB for
        the fiscal year ended May 31, 1998                                                     (1)

10.21   Employment Agreement dated July 23, 1998 between the Company and Lowell
        W. Giffhorn incorporated by reference to Exhibit 10.21 to Form 10-KSB
        for the fiscal year ended May 31, 1998                                                 (1)

99.0    ADDITIONAL EXHIBITS.

99.1    Form of ISO Plan Option (Gaspar) dated May 29, 1992, incorporated by reference to Exhibit 28.2 to registration statement on Form SB-2, file
        no. 33-57858                                                                           (1)

99.2    Form of NSO Plan Option (Berlin) dated May 29, 1992, incorporated by reference to Exhibit 28.3 to registration statement on Form SB-2, file
        no. 33-57858                                                                           (1)

99.3    Form of Incentive Stock Option Agreement to the Company's 1996 Stock
        Option Plan (individual agreements differ as to number of shares, dates, prices and vesting), incorporated by reference to Pre-Effective
        Amendment No. 2 to Registration Statement on Form SB-2 dated May 23,
        1996                                                                                   (1)

99.4    Form of NonQualified Stock Option Agreement to the Company's 1996 Stock
        Option Plan (individual agreement differ as to number of shares, date, prices and vesting), incorporated by reference to Pre-Effective
        Amendment No. 2 to Registration Statement on Form SB-2 dated May 23,
        1996                                                                                   (1)

99.5    Press Release of the Company dated November 4, 1996 incorporated by
        reference to Exhibit 99.5 to Form 8-K dated January 9, 1997                            (1)

        (1)     Previously filed in indicated registration statement or report.

(b) The Company filed a report on Form 8-K on August 31, 1999 announcing the sale of the gas plasma antenna technology and the resignation and replacement for the chairman of the board.

Patriot Scientific Corporation

Index to Consolidated Financial Statements

         Report of Independent Certified Public Accountants............................     F-2

         Consolidated Balance Sheet as of May 31, 1999.................................     F-3

         Consolidated Statements of Operations for the Years Ended
            May 31, 1999 and 1998......................................................     F-4

         Consolidated Statements of Stockholders' Equity (Deficit) for the
            Years Ended May 31, 1999 and 1998..........................................     F-5

         Consolidated Statements of Cash Flows for the Years Ended
            May 31, 1999 and 1998......................................................     F-6

         Summary of Accounting Policies................................................     F-7-
                                                                                            F-10
         Notes to Consolidated Financial Statements....................................     F-11-
                                                                                            F-24

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Patriot Scientific Corporation
San Diego, California

We have audited the accompanying consolidated balance sheet of Patriot Scientific Corporation as of May 31, 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two year period ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Patriot Scientific Corporation as of May 31, 1999, and the results of their operations and their cash flows for each of the years in the two year period ended May 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered from recurring net losses and negative cash flow from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Denver, Colorado
September 1, 1999

                         PATRIOT SCIENTIFIC CORPORATION
                           CONSOLIDATED BALANCE SHEET

MAY 31,                                                                                1999
---------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                   $     35,813
     Accounts receivable, net of allowance
       of $22,000 for uncollectible accounts                                           85,362
     Inventories (Note 2)                                                             249,833
     Prepaid expenses                                                                 135,198
---------------------------------------------------------------------------------------------

Total current assets                                                                  506,206

PROPERTY AND EQUIPMENT, net (Note 3)                                                  448,764

PATENTS AND TRADEMARKS, NET                                                           190,057
---------------------------------------------------------------------------------------------
                                                                                 $  1,145,027
=============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Notes payable (Note 5)                                                      $    355,274
     Related party notes payable (Note 5)                                             175,000
     Accounts payable                                                               1,196,553
     Accrued liabilities                                                              140,083
     Accrued past due payroll taxes (Note 1)                                          182,996
     Capital lease obligations (Note 14)                                                1,355
---------------------------------------------------------------------------------------------

Total current liabilities                                                           2,051,261

COMMITMENTS AND CONTINGENCIES (Notes 10, 12, 13 and 14)

COMMON STOCK SUBJECT TO RESCISSION (Note 7)                                            75,000

STOCKHOLDERS' EQUITY  (DEFICIT) (Notes 4, 8 and 12):
     Preferred stock, $.00001 par value; 5,000,000 shares
       authorized: none outstanding                                                         -
     Common Stock, $.00001 par value; 60,000,000 shares
        authorized: issued and outstanding 39,563,915                                     396
     Additional paid-in capital                                                    22,879,449
     Accumulated deficit                                                          (23,861,079)
---------------------------------------------------------------------------------------------
Total stockholders' equity (deficit)                                                 (981,234)
---------------------------------------------------------------------------------------------
                                                                                 $  1,145,027
=============================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended May 31,                                1999                1998
--------------------------------------------------------------------------------
Net sales (Note 15)                           $  1,134,545         $  1,902,874

Cost of sales:
    Product costs                                  660,195              960,688
    Inventory obsolescence                          51,000              203,000
--------------------------------------------------------------------------------
Cost of sales                                      711,195            1,163,688
--------------------------------------------------------------------------------

Gross profit                                       423,350              739,186

Operating expenses:
    Research and development                     2,149,361            1,607,828
    Selling, general and
      administrative                             2,015,058            4,090,937
--------------------------------------------------------------------------------
                                                 4,164,419            5,698,765
--------------------------------------------------------------------------------
Operating loss                                  (3,741,069)          (4,959,579)
--------------------------------------------------------------------------------
Other income (expenses):
    Interest income                                  3,765               61,610
    Interest expense                               (40,548)             (24,370)
    Non-cash interest expense
      related to notes payable
      (Notes 6 and 8)                             (498,604)          (2,592,446)
--------------------------------------------------------------------------------
                                                  (535,387)          (2,555,206)
--------------------------------------------------------------------------------
Net loss                                      $ (4,276,456)        $ (7,514,785)
================================================================================
Basic and diluted loss
     per common share                         $      (0.11)        $      (0.24)
================================================================================
Weighted average number of
  common shares outstanding
  during the period (Note 9)                    38,042,734           31,016,956
================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements

                         PATRIOT SCIENTIFIC CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

-----------------------------------------------------------------------------------------------------------------------------------
Years Ended May 31, 1999 and 1998
                                                        Common Stock
                                                 ----------------------------      Additional        Accumulated     Stockholders'
                                                   Shares           Amount       Paid-in Capital       Deficit      Equity (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 1, 1997                            33,068,329      $        331      $ 13,493,487      $(12,069,838)     $  1,423,980

Common stock earned under an escrow
  agreement for purchased technology
  at $.75-$1.41 per share (Note 4)                       --                --         1,995,000                --         1,995,000
Exercise of stock options at $.18 to
  $.875 per share (Note 8)                          478,854                 5           247,802                --           247,807
Non-cash interest expense related to
  convertible notes recorded to additional
  paid-in capital (Note 6)                               --                --         2,018,111                --         2,018,111
Unamortized debt issuance costs
  related to convertible notes                           --                --          (114,100)               --          (114,100)
Conversion of 5% Convertible
  term debentures plus interest
  at $.50 to $1.09 per share (Note 6)             4,333,593                43         2,523,292                --         2,523,335
Value of warrants issued (Note 8)                        --                --           577,500                --           577,500
Net loss                                                 --                --                --        (7,514,785)       (7,514,785)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 1998                            37,880,776               379        20,741,092       (19,584,623)        1,156,848
===================================================================================================================================
Issuance of common stock and exercise
  of common stock warrants and options
  at $.18 to $.36 per share (Note 8)              1,168,061                12           371,420                --           371,432
Common stock earned under an escrow
  agreement for purchased technology
  at $.44-$.45 per share (Note 4)                        --                --           445,000                --           445,000
Non-cash interest expense related to
  convertible notes recorded to additional
  paid-in capital (Note 6)                               --                --           142,830                --           142,830
Common stock issued for services at
  $.34 (Note 8)                                     279,326                 3           125,468                --           125,471
Conversion of 5% Convertible
  term debentures plus interest
  at $.30 to $.48 per share (Note 6)              1,735,752                17           575,624                --           575,641
Value of warrants issued (Notes 5 and 6)                 --                --           478,000                --           478,000
Expiration of escrowed shares related to
  purchase of ShBoom technology
  (Note 4)                                       (1,500,000)              (15)               15                --                 -
Net loss                                                 --                --                --        (4,276,456)       (4,276,456)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 1999                            39,563,915      $        396      $ 22,879,449      $(23,861,079)     $   (981,234)
===================================================================================================================================


See accompanying summary of accounting policies and notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Years Ended May 31,                                                1999             1998
-----------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net loss                                               $(4,276,456)     $(7,514,785)
     Adjustments to reconcile net loss
       to cash used in operating activities:
         Amortization and depreciation                          354,643          341,072
         Provision for doubtful accounts                         17,000           41,761
         Provision for inventory obsolescense                    51,000          203,000
         Common stock and warrants issued for services          125,471           33,500
         Non-cash interest expense related to
             convertible notes                                  211,471        2,096,446
         Non-cash interest expense related to warrants          307,774          496,000
         Amortization of debt issuance costs                     25,900          140,000
         Non-cash compensation expense                          445,000        1,995,000
         Changes in:
            Accounts receivable                                 491,180         (375,183)
             Inventories                                        (70,416)          96,116
             Prepaid and other assets                           (48,012)           7,940
             Accounts payable and accrued expenses              997,360           16,053
-----------------------------------------------------------------------------------------
Net cash used in operating activities                        (1,368,085)      (2,423,080)
-----------------------------------------------------------------------------------------
INVESTING ACTIVITIES -
     Purchase of property, equipment and patents               (343,311)        (417,225)
FINANCING ACTIVITIES:
     Proceeds from issuance of short term notes payable         525,500               --
     Proceeds from issuance of short term notes payable
       to a related party                                       175,000               --
     Principal payments on notes payable and
       long-term debt                                            (2,179)          (2,721)
     Proceeds from issuance of common stock
       and exercise of common stock warrants
       and options                                              446,432          247,807
     Proceeds from issuance of convertible notes                     --        3,000,000
     Payments for debenture costs                                    --         (280,000)
-----------------------------------------------------------------------------------------
Net cash provided by financing activities                     1,144,753        2,965,086
-----------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (566,643)         124,781

CASH AND CASH EQUIVALENTS, beginning of year                    602,456          477,675
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                      $    35,813      $   602,456
=========================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Convertible notes  and accrued interest
       exchanged for common stock                           $   575,641      $ 2,409,236
     Cash payments for interest                                  15,469              383
     Unamortized debt discount                                  170,226           48,000
-----------------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Patriot Scientific Corporation (the "Company") is engaged in the development, marketing, and sale of patented microprocessor technology and high-performance high-speed data communication products. The Company also owns innovative radar technology. The Company sold its antenna technology in August 1999.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the wide variety of customers and markets which comprise the Company's customer base, as well as their dispersion across many different geographic areas. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. Generally, the Company does not require collateral or other security to support customer receivables. As of May 31, 1999, the Company had approximately 36% and 11% in accounts receivable from two customers.

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and capital leases approximated fair value because of the immediate or short-term maturity of these instruments.

INVENTORIES

Inventories consist of raw materials, work in process and finished goods and are valued at the weighted average cost method, which approximates cost on a first-in, first-out basis, not in excess of market value.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is computed over the estimated useful life of three to five years using the straight line method. The Company follows the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

to be Disposed Of." Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows from and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

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

REVENUE RECOGNITION

Revenue is recognized upon the shipment of product to the customer. Contract engineering, licensing and royalty income is recognized when earned.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

NET LOSS PER SHARE

The Company applies SFAS No. 128, "Earnings Per Share" for the calculation of "Basic" and "Diluted" earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings (loss) of an entity.

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

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

During the year ended May 31, 1999, based upon information then available, the Company revised its estimates regarding the recovery of certain inventories. As a result, the Company increased existing reserves for obsolescence by approximately $51,000.

SALE OF ACCOUNTS RECEIVABLE

The Company has adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A factoring line established by the Company with a bank enables the Company to sell selected accounts receivable invoices to the bank with full recourse against the Company. These transactions qualify for a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it may not redeem the invoices sold previous to the invoices being greater than 90 days past due. Under SFAS 125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During fiscal 1999, the Company sold approximately $218,000 of its accounts receivable to a bank under a factoring agreement for approximately $174,000. Pursuant to the provisions of SFAS 125, the Company reflected the transaction as a sale of assets and established an accounts receivable from the bank for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 20% of the total accounts receivable invoice sold to the bank less 1% of the total invoice as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer. The Company collected the entire retained amount and there were no balances for retained amounts outstanding at May 31, 1999.

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

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal periods beginning after June 15, 2000. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

RECLASSIFICATIONS

Certain items included in the 1998 financial statements have been reclassified to conform to the current year presentation.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. CONTINUED EXISTENCE AND MANAGEMENT'S PLAN

The Company's consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $4,276,456 and $7,514,785 and negative cash flow from operations of $1,368,085 and $2,423,080 in the years ended May 31, 1999 and 1998, respectively. The ability of the Company to continue as a going concern is contingent upon it obtaining sufficient financing to sustain its operations. The Company currently is attempting to complete financing for up to $5 million through an investment agreement with Swartz Private Equity, LLC ("Swartz"). As discussed below, the offering that relates to this proposed financing may be in violation of Section 5 of the Securities Act of 1933. The Company is also holding discussions with various possible financing sources and believes that additional financing can be obtained in the event that the proposed $5 million financing is not completed. However, no assurance can be given that the Company will, in fact, be able to obtain additional financing or that the terms of such financing, will be favorable to the Company. As such, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

In February 1999, the Company entered into an investment agreement with Swartz. See Note 10 for further discussion. The investment agreement entitles the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $5 million from time to time during a three-year period through February 24, 2002, subject to certain conditions including (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares which can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz may purchase the common stock from the Company at a discount ranging from 10% to 20% depending on the price of the common stock. In addition to the common stock purchased, Swartz will receive warrants to purchase an additional 15% of the common stock equal to 110% of the market price on the last day of the purchasing period, subject to further semi-annual adjustment if the price of the common stock goes down. In April 1999, the Company filed a registration statement to register the resale of these common shares. The registration statement was amended in July 1999 and will be further amended in September 1999.

In July 1999, the Company amended and restated the investment agreement with Swartz to eliminate the discretion of Swartz as to the timing of its purchase of the Company's common stock. The amended and restated investment agreement requires Swartz, after the Company puts shares of common stock to it, to purchase the Company's common stock on the twentieth day following the put. The previous agreement enabled Swartz, in its sole discretion, to purchase the Company's common stock at any time during a twenty day period following the Company's put to it. By entering into the amended and restated investment

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

agreement, the Company completed the sale of common stock to Swartz. Since the date of this private sale to Swartz is after the filing of a registration statement for the public resale of shares sold under the investment agreement, the Company may have sold securities to Swartz in violation of Section 5 of the Securities Act of 1933, and each placement of shares with Swartz in the future under the investment agreement may be a separate violation of Section 5. In addition, in April 1999, the Company sold common stock to two individuals in an accumulated amount of $75,000 and in June 1999 the Company issued stock to an institutional investor upon conversion of a short term note in the amount of $116,183. These sales occurred after the filing of the registration statement by the Company and therefore, by making these sales the Company may have violated
Section 5 of the Securities Act of 1933. Consequently, the two individual investors, the institutional investor and Swartz may have the right to rescind these purchases of common stock for a one year period after each purchase of common stock. In addition, Patriot and certain officers and directors of Patriot may be subject to civil and criminal penalties for potential violations of
Section 5 of the Securities Act of 1933 and applicable state law as a result of these sales. Management believes that the possibility of damages related to these potential violations of Section 5 of the Securities Act of 1933 is remote and that such potential violations will have no material impact on the Company's financial statements. See Notes 7 and 10 for further discussion.

At May 31, 1999, the Company had a working capital deficit of $1,545,055, cash and cash equivalents of $35,813, and was delinquent to the Internal Revenue Service for approximately $156,000 and various states for $27,000 in past due payroll taxes. The Company has funded its operations primarily through the issuance of securities and debt financings.

The Company's current cash requirements to sustain its operations for the next twelve months are estimated to be $1,600,000. The Company expects that these requirements will be provided by:

        Internally:

        o sales of accounts receivables under a factoring agreement established with its bank,

        o the cash profits related to a $3,355,000 kiosk order, (a portion of which is anticipated as an advance payment during our second fiscal quarter of 2000 (September 1 to November 30, 1999), previous to any product shipments,

        o       sale of licenses and/or intellectual property, and

        Externally, if the $5,000,000 financing is completed, by:

        o previous to the effective date of the registration of underlying stock to be resold under the investment agreement, possible short-term debt instruments with individual and

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                institutional investors, and

        o subsequent to the effective date of the registration of the underlying stock to be resold under the investment agreement, draws against the equity line of credit.

        Externally, if the $5,000,000 financing is not completed, by possible:

        o short-term debt instruments with individuals and institutional investors, and

        o private placement debt and/or equity financings with individual and institutional investors.

Since May 31, 1999, the Company has issued short-term debt financings to five private investors totaling $205,000. These amounts have enabled the Company to meet its current needs and will provide funding through October 1999. If the Company does not receive the initial funding for the kiosk order or the initial draw against the investment agreement by the end of October 1999, then additional similar debt or equity financings will be necessary to continue to meet its cash requirements. The puts under the investment agreement are subject to common stock trading volume limitations and registration of the securities. The Company anticipates the initial put under the investment agreement will take place during the second quarter of fiscal year 2000, September 1 to November 30, 1999. The funds anticipated from the kiosk order are subject to the Company's customer receiving funds from the Mexican Department of Tourism, and on several occasions product shipments have been rescheduled pending the receipt of those funds.

The Company anticipates that it may require additional equipment, fabrication, components and supplies during the next twelve months to continue development of its technologies. Product introductions such as those currently underway for communication products and the PSC1000 may require significant inventory, product launch, marketing personnel and other expenditures that the Company can not currently estimate. Further, if expanded development is commenced or new generations of microprocessors are accelerated beyond the Company's current plans, additional expenditures, that it can not currently estimate, may be required. It is possible therefore, that higher levels of expenditures may be required than are currently contemplated resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or, if such required funds are not internally generated, that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. INVENTORIES      Inventories at May 31, 1999 consisted of the following:

                    -------------------------------------------------------------
                    Component parts                                    $  449,582
                    Work in process                                        93,262
                    Finished goods                                        122,989
                                                                       ----------
                                                                          665,833
                    Reserve for obsolescence                             (416,000)
                                                                       ----------
                                                                       $  249,833
                   ==============================================================


3. PROPERTY AND     Property and equipment consisted of the
   EQUIPMENT        following at May 31, 1999:


                    -------------------------------------------------------------
                    Computer equipment and software                    $1,374,514
                    Furniture and fixtures                                286,732
                    Laboratory equipment                                  197,534
                    -------------------------------------------------------------
                                                                        1,858,780

                    Less accumulated depreciation and amortization      1,410,016
                    -------------------------------------------------------------
                    Net property and equipment                         $  448,764
                   ==============================================================


                     Depreciation expense was approximately $277,543 and $281,130 for the years ended May 31, 1999 and 1998.

                     At May 31, 1999, property and equipment includes certain equipment under capital lease agreements with an original cost of $36,427 and accumulated depreciation of $34,666.

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

The cost of this technology of $1,875,000 was based upon the estimated current fair market value of the 5,000,000 non-contingent shares of the Company's common stock issued under this agreement and was fully amortized over its estimated useful life of three years. The remaining 5,000,000 shares issued for this technology were subject to an earnout escrow arrangement. As such, when the escrowed shares were earned, they were charged to compensation costs. The terms of the escrow arrangement provided for an earnout formula of 500,000 shares for each $500,000 of revenues earned by the Company during the period from June 1, 1994 through May 31, 1999. The 1,500,000 contingent shares not earned by May 31, 1999 were returned to the Company and canceled.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the years ended May 31, 1999 and 1998, 1,000,000 shares and 2,000,000 shares, respectively, were earned as a result of the arrangement and $445,000 and $1,995,000, respectively, were charged to compensation costs in these periods. The 500,000 shares that were earned during the year ended May 31, 1997 were released during the year ended May 31, 1998 and 1,500,000 of the shares earned during the year ended May 31, 1998 were released during the current year. At May 31, 1999, 1,500,000 additional shares remain in escrow that have been earned and charged to compensation costs but have not been released pending the outcome of a lawsuit between the Company, nanoTronics and the Fish Family Trust as discussed in Note 13 to the Consolidated Financial Statements. Upon the resolution of the lawsuit, the remaining shares held in escrow will either be released to the Falk Family Trust, used either partially or in their entirety as a means of settling the lawsuit, or be returned to the Company.

5. NOTES PAYABLE

As of May 31, 1999, the Company has entered into short term loans aggregating $700,500 with one institutional investor and a group of individual investors, one of which is a major shareholder in the Company. The original terms of the loans are typically for four months with interest rates ranging from 10%-18% and maturity dates ranging from September 8, 1999 to January 15, 2000.

In addition to the interest accruing on the loans, warrants exercisable for three years, for an aggregate of 1,553,462 common shares of the Company were issued to the institutional and individual investors at exercise prices ranging from $.25 to $.50 which was equal to the market prices of the common stock on the date of the issuances. These warrants were valued using the Black-Scholes model and a value of $275,226 has been reflected as a discount to the debt and is being amortized over the life of the debt. In fiscal 1999, $105,000 of the debt discount has been amortized and reflected as non-cash interest expense. The short term notes have been discounted to reflect the valuation of the warrants as follows:

                                                   Interest
                                                     Amount           Rate               Due Dates
                                               ---------------       -----         ---------------------
Notes due to a related party                     $  175,000            10%         October 22, 1999 to
                                                                                   January 15, 2000
Notes due to an institutional investor              102,500            18%         Converted to stock in
                                                                                   July, 1999
Notes due to individuals                            423,000            10%         September 8, 1999 to
                                                                                   December 30, 1999
                                                    700,500
                                                 ----------
Less unamortized debt discount
  related to valuation of warrants                  170,226
                                                 ----------
                                                 $  530,274
                                                 ==========

Also the Company issued 125,000 warrants exercisable for five years to the institutional investor at exercise prices ranging from $.35 to $.375 to renegotiate and extend the scheduled maturity dates of the notes. These warrants were valued using the Black-Scholes model and $23,700 has been recorded as non-cash interest expense. In July 1999, the institutional investor converted his short

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL

term loan of $102,500 plus accrued interest into 379,205 shares of common stock of the Company based on the market value of the Company's stock on the conversion date.

In addition, warrants to purchase an additional 1,025,000 common shares of the Company were issued subsequent to year end to the group of individual investors to renegotiate and extend the scheduled maturity dates of the notes. The value of the additional warrants will be reflected as non-cash interest expense in future periods.

6. 5% CONVERTIBLE TERM DEBENTURES

In June 1997, the Company issued to a limited number of investors for cash an aggregate of $2,000,000 of unsecured 5% Convertible Term Debentures due June 2, 1999 ("Debentures") and

Stock Purchase Warrants ("Warrants") with a right to purchase an aggregate 611,733 shares of common stock, par value $.00001 per share, at an exercise price of $1.69125. In September 1998, the exercise price for related warrants to purchase 370,000 shares of common stock was reduced from $1.69125 to $0.36. In February 1999, the exercise price for related warrants to purchase 241,733 shares of common stock was reduced from $1.69125 to $0.4375. In November 1997, the Company issued to the same investors for cash an aggregate of $1,000,000 of Debentures due June 2, 1999 and Warrants with a right to purchase an aggregate 305,867 shares of common stock, par value $.00001 per share, at an exercise price of $1.50. In September 1998, the exercise price for related warrants to purchase 185,000 shares of common stock was reduced from $1.50 to $0.36. In February 1999, the exercise price for related warrants to purchase 120,867 shares of common stock was reduced from $1.50 to $0.4375. The additional warrants value, due to the reduction in the exercise price, of $179,000 was reflected as additional non-cash interest expense in fiscal 1999. Also, the Company amortized the remaining original issue discount of $48,000, which is recorded as additional non-cash interest expense in fiscal 1999.

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

As of May 31, 1999, the Debentures had been fully converted into 6,069,345 common shares of the Company. In addition, as of May 31, 1999, the investors had exercised warrants to purchase 555,000 common shares of the Company.

Convertible debt instruments which were convertible at a discount to market were accounted for by treating such discount as additional interest expense. The Company computed the amount of the discount based on the difference between the conversion price and fair value of the underlying common stock on the dates the Debentures were issued. The Company recorded $2,160,941 of additional paid-in capital for the discount related to the embedded interest in the Debentures. Of

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

this amount, $142,830 and $2,018,111 was expensed during the year ended May 31, 1999 and 1998 under the caption "Non-cash interest expense."

7. COMMON STOCK SUBJECT TO RECISION

In April 1999, the Company sold 400,000 shares of common stock to two individuals for an aggregated amount of $75,000. These sales occurred after the filing of a registration statement for the public resale of shares sold under the investment agreement; and, therefore, the Company may have violated Section 5 of the Securities Act of 1933 as described in Note 10. As the shares may have been sold in violation of Section 5, the investors, at their option, may have the right, for a one year period after the purchase of the common stock, to rescind their purchases of common stock. Therefore, at May 31, 1999, these shares of common stock are reported separately from stockholder's equity (deficit) in the accompanying consolidated balance sheet. In June 1999, the Company issued 397,205 shares of common stock to an institutional investor upon the conversion of a short term note plus accrued interest in the amount of $116,183. These shares are also subject to recision for a one year period and will be reflected as such in the quarterly interim financial statements. At the conclusion of the recision period, these shares will be reclassified to stockholders' equity (deficit).

8. STOCKHOLDERS' EQUITY (DEFICIT)

PRIVATE OFFERINGS AND WARRANTS

During fiscal 1999, 279,326 shares of common stock were issued to the Company's attorneys in exchange for services. The fair value (as determined by the quoted market price) of the common stock in excess of the liability of $30,500 was recorded as additional general and administrative expense. Also, during fiscal 1999, the Company issued 580,435 shares of common stock to individual investors for $165,000.

At May 31, 1999, the Company had warrants outstanding to purchase 2,141,062 common shares at exercise prices ranging from $0.25 to $1.25 per share expiring beginning in 2000 through 2004.

During fiscal 1999, the Company issued warrants to purchase 1,678,462 common shares of stock at exercise prices ranging from $.25 to $.50 per share. All of these warrants to purchase common stock are related to notes payable. See Note 5 for further discussion. During fiscal 1998, the Company issued warrants to purchase 1,147,600 common shares of stock with exercise prices ranging from $1.25 to $7.50 per share valued at $577,500. Included in this amount were the warrants to purchase 917,600 common shares related to the Debentures discussed in Note 6 to the Consolidated Financial Statements which were repriced during fiscal 1999 and warrants to purchase 130,000 common shares which were cancelled during fiscal 1999.

1992 INCENTIVE STOCK OPTION PLAN ("ISO")

The Company has an ISO Plan, expiring May 20, 2002, reserving for issuance 750,000 shares of the

PATRIOT SCIENTIFIC CORPORATION NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

Company's common stock. The ISO Plan provides for grants to either full or part time employees, at the discretion of the board of directors, to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the share on the date of grant. Any options granted under the ISO Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder).

1992 NON-STATUTORY STOCK OPTION PLAN("NSO")

The Company has an NSO Plan, expiring May 20, 2002, reserving for issuance 750,000 shares of the Company's common stock. The NSO Plan provides for grants to either full or part time employees, at the discretion of the board of directors, to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. Any options granted under the NSO Plan must be exercised within ten years of the date they were granted.

1995 EMPLOYEE STOCK COMPENSATION PLAN ("ESC")

Effective October 1995, the Company adopted the ESC Plan, which expired September 30, 1998, reserving for issuance 250,000 shares of the Company's common stock. The ESC Plan provided for compensation awards of the Company's common stock to employees (as defined), at the discretion of the board of directors. During fiscal 1999 and 1998, no shares were issued under this plan.

1996 STOCK OPTION PLAN

Effective March 1996, the Company adopted the 1996 Stock Option Plan, which was amended by the Stockholders in December 1997, expiring March 24, 2006, reserving for issuance 4,000,000 shares of the Company's common stock. The 1996 Stock Option Plan provides for grants to either full or part time employees, at the discretion of the board of directors, to purchase common stock of the Company at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 1996 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal year ended May 31, 1999, the Company issued options to purchase 725,000 shares of stock at market value. During the fiscal year ended May 31, 1998, the Company issued options to purchase 1,511,000 shares of stock at market value.

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

PATRIOT SCIENTIFIC CORPORATION NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3 to 5 years.

Under the accounting provisions for SFAS No. 123, the Company's net loss per share would have been increased by the pro forma amounts indicated below:

                                        1999               1998
--------------------------------------------------------------------
As reported
   Net loss                     $    (4,276,456)     $  (7,514,785)
                                ===============      =============
Pro forma
   Net loss                     $    (4,596,456)     $  (8,451,147)
                                ===============      =============
As reported per share
   Basic loss                   $         (0.11)     $       (0.24)
                                ===============      =============
Pro forma per share
   Basic loss                   $         (0.12)     $       (0.27)
                                ===============      =============

A summary of the status of the Company's stock option plans and warrants as of May 31, 1999 and 1998 and changes during the years ending on those dates is presented below:

                                                          1999                            1998
                                               ---------------------------     ---------------------------
                                                                  Weighted                        Weighted
                                                                  Average                         Average
                                                                  Exercise                        Exercise
                                                 Shares             Price        Shares             Price
                                               ----------         --------     ----------         --------
Outstanding, beginning of year                  5,243,670         $   1.26      4,123,331         $   1.24
   Granted                                      2,403,462             0.34      2,658,600             1.39
   Cancelled                                   (1,195,000)            1.87     (1,059,407)            1.11
   Exercised                                     (587,626)            0.35       (478,854)            0.52
                                               ----------         --------     ----------         --------
Outstanding, end of year                        5,864,506         $   0.66      5,243,670         $   1.26
                                               ==========         ========     ==========         ========
Exercisable, end of year                        4,709,840         $   0.62      3,430,836         $   1.32
                                               ==========         ========     ==========         ========
Weighted average fair value of options
   granted during the year                                        $   0.23                        $   0.48

Weighted average fair value of warrants
   granted during the year                                        $   0.18                        $   0.88

                                                                  ========                        ========

The following table summarizes information about stock options and warrants outstanding at May 31, 1999:

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                Outstanding                           Exercisable
                  ---------------------------------------      -------------------------
                                    Weighted
                                     Average     Weighted                       Weighted
  Range of                          Remaining     Average                       Average
  Exercise           Number        Contractual   Exercise        Number         Exercise
   Prices         Outstanding         Life         Price       Exercisable       Price
------------      -----------      -----------   --------      -----------      --------
$0.18 - 0.25        1,046,753         2.90         $0.25        1,046,753        $0.25
 0.26 - 0.50        2,186,062         3.17          0.39        1,743,562         0.39
 0.51 - 0.75          515,000         3.45          0.58          404,000         0.59
 0.76 - 1.25        1,518,691         2.20          0.95        1,134,025         0.93
 1.26 - 2.30          598,000         2.50          1.66          381,500         1.79
---------------------------------------------------------------------------------------
$0.18 - 2.30        5,864,506         2.83         $0.66        4,709,840        $0.62
---------------------------------------------------------------------------------------

9. EARNINGS (LOSS) PER SHARE

Earnings per share are calculated in accordance with SFAS No. 128, "Earnings per Share." Under SFAS No. 128, basic earnings (loss) per share is calculated as income (loss) available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is calculated as net income (loss) divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options, common stock warrants, and debt convertible into common stock. Common stock options and warrants of 291,646 and 880,898 and debt convertible into 187,167 and 1,748,134 common shares of stock were not included in diluted earnings (loss) per share in 1999 or 1998, respectively, as the effect was antidilutive due to the Company recording losses in each of those years.

In addition, 2,500,000 shares of common stock in escrow that had not been earned as of May 31, 1998, were not considered outstanding for diluted earnings (loss) per share in 1998. See Note 4 to the Consolidated Financial Statements.

Options and warrants to purchase 3,890,541 shares of common stock at exercise prices from $0.44 to $2.30 per share were outstanding at May 31, 1999 but were not included in the computation of diluted earnings (loss) per share because the exercise prices were greater than the average market price of the common shares. Options and warrants to purchase 2,989,604 shares of common stock at exercise prices from $0.80 to $7.50 per share were outstanding at May 31, 1998 but were not included in the computation of diluted earnings (loss) per share because the exercise prices were greater than the average market price of the common shares. See Note 5 for discussion of warrants issued subsequent to May 31, 1999.

10.  INVESTMENT AGREEMENT

In February 1999, the Company entered into an investment agreement with Swartz. The investment agreement entitles the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $5 million from time to time during a three-year period through February 24,

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2002, subject to certain conditions including (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares which can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz may purchase the common stock from the Company at a discount ranging from 10% to 20% depending on the price of the common stock. In addition to the common stock purchased, Swartz will receive warrants to purchase an additional 15% of the common stock equal to 110% of the market price on the last day of the purchasing period, subject to further semi-annual adjustment if the price of the common stock goes down.

In July 1999, the Company amended and restated the investment agreement with Swartz to eliminate the discretion of Swartz as to the timing of its purchase of the Company's common stock. The amended and restated investment agreement requires Swartz, after the Company puts shares of common stock to it, to purchase the Company's common stock on the twentieth day following the put. The previous agreement enabled Swartz, in its sole discretion, to purchase the Company's common stock at any time during a twenty day period following the Company's put to it.

In April 1999, the Company sold shares of common stock to two individuals in the accumulated amount of $75,000 and in June 1999 the Company issued shares to an institutional investor upon conversion of a short term note in the amount of $116,183. These sales occurred after the filing of a registration statement by the Company and, therefore, by making these sales the Company may have violated
Section 5 of the Securities Act of 1933. In July 1999, the Company amended and restated the investment agreement with Swartz to eliminate the discretion of Swartz as to the timing of its purchase of the Company's common stock. The amended and restated investment agreement requires Swartz, after the Company puts shares of common stock to it, to purchase the Company's common stock on the twentieth day following the put. The previous agreement enabled Swartz, in its sole discretion, to purchase the Company's common stock at any time during a twenty day period following the Company's put to it. By entering into the amended and restated investment agreement, the Company completed its sale of common stock to Swartz. Since this private sale to Swartz occurred after the Company filed its registration statement, the Company may have sold securities to Swartz in violation of Section 5 of the Securities Act of 1933, and each placement of shares with Swartz in the future under the investment agreement may be a separate violation of Section 5. Consequently, the two individual investors, the institutional investor and Swartz may have the right to rescind these purchases of common stock for a one year period after the purchase of the common stock. In addition, the Company and certain officers and directors of the Company may be subject to civil and criminal penalties for potential violation of either or both Section 5 of the Securities Act of 1933 and applicable state law as a result of these sales. Management believes that the possibility of damages related to these potential violations of Section 5 of the Securities Act of 1933 is remote and that such potential violations will have no material impact on the Company's financial statements. See Notes 1 and 7 for further discussion.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11. INCOME TAXES      As of May 31, 1999, the net deferred tax asset recorded
                      and its approximate tax effect consisted of the following:

                      ----------------------------------------------------------------------
                      Net operating loss carryforwards                        $4,238,000
                      Purchased technology                                       524,000
                      Depreciation and amortization                              511,000
                      Other, net                                                 178,000
                      ----------------------------------------------------------------------
                                                                               5,451,000
                      Valuation allowance                                      5,451,000
                      ----------------------------------------------------------------------
                      Net deferred tax asset                                  $       --
                      ======================================================================

As of May 31, 1999, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as Management has not determined that it is more likely than not that the deferred tax asset will be realized. No current tax provision was recorded for fiscal 1999 and 1998 due to reported losses.

At May 31, 1999, the Company has net operating loss carryforwards of approximately $12,462,000 that expire through 2019 and are subject to certain limitations under the Internal Revenue Code of 1986, as amended.

12. PROFIT-SHARING PLAN

Effective July 1, 1993, the Company adopted a savings and profit-sharing plan that allows participants to make contributions by salary reduction pursuant to
Section 401(k) of the Internal Revenue Code. At the Company's discretion, the Company may match contributions at 20% of the employee's contribution up to 6% of the employee's salary. The Company contributions are vested 20% per year beginning with the first year of service. The Company made no matching contribution in fiscal 1999 or 1998.

13. CONTINGENCY

In October 1998, the Company was sued in the District Court for Travis County, Texas by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. The Company had the suit removed to the United States District Court for the Western District of Texas, Austin Division, and requested the Federal District Court to dismiss the suit based on lack of minimum contacts with Texas or, in the alternative, to transfer the case to the Southern District of California. In January 1999, the Federal District Court dismissed the suit for lack of subject matter and personal jurisdiction. The Fish Family Trust then refiled the suit in the Superior Court of San Diego County, California seeking remedies similar to the Federal District Court

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

dismissed action. In March 1999, the Company joined with nanoTronics and Gloria Felcyn and filed its response and cross-complaint against the Fish Family Trust. The suit is scheduled for trial in December, 1999. The Company and the other defendants intend to vigorously contest the plaintiff's allegations. It is reasonably possible that the outcome of these matters may result in a material liability for the Company. Management does not believe, at this stage of the case, that it is possible to estimate the outcome of the litigation or a range of reasonably possible losses that might result from the suit.


14. COMMITMENT AND CAPITAL      The Company, through its subsidiary, Metacomp,
    LEASE OBLIGATIONS           entered into an eight year operating lease for
                                its office and manufacturing facilities located in San Diego, California.

                                The Company also leases a copier, computers, and test equipment at interest rates between (4-18%). Future minimum lease payments required under the operating and capital leases are as follows:

                                =================================================================
                                                                        Operating  Capital Leases
                                2000                                     $ 88,570      $1,393
                                2001                                       92,026          --
                                2002                                       15,510          --
                                -----------------------------------------------------------------
                                Total minimum lease payments              196,106       1,393

                                Less amount representing interest              --          38
                                -----------------------------------------------------------------
                                Present value of net minimum
                                  lease payments                          196,106       1,355

                                Less current portion                           --       1,355
                                -----------------------------------------------------------------
                                Total                                    $196,106      $   --
                                =================================================================

        Rent expense for fiscal 1999 and 1998 was $96,940 and $85,120, respectively.

15. SEGMENT INFORMATION

EXPORT SALES

The Company is engaged in one business segment, the development and marketing of high technology computer and telecommunication products. For the purpose of allocating revenues by geographic location, the Company uses the physical location of its customers as its basis. During the fiscal year ended May 31, 1999, the Company's sales by geographic location consisted of the following:

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        Domestic sales                      $  771,000

        Foreign sales:
          Japan                                161,000
          Europe                                99,000
          North America                         55,000
          Other                                 49,000
                                            ----------
                 Total foreign sales           364,000
                                            ----------
        Total net product sales             $1,135,000
                                            ==========

During the fiscal year ended May 31, 1998, the Company's foreign sales were less than 10% of total sales.

The Company has no foreign assets.

SALES TO MAJOR CUSTOMERS

During the fiscal years ended May 31, 1999 and 1998, revenues from significant customers consisted of the following:

                             1999                        1998
                    ----------------------       ---------------------
        Customer      Sales        Percent        Sales        Percent
        --------    --------       -------       --------      -------
        A           $339,000        29.9%        $578,000        30.4%
        B                 --          --          478,000        25.1%
        C                 --          --          207,000        10.9%
        D            159,000        14.0%              --          --
        E            125,000        11.0%              --          --

16. SUBSEQUENT EVENT

In August 1999, the Company sold its gas plasma antenna technology for up-front fees of $250,000. For the next five years, the Company can also potentially receive up to an additional $250,000 in royalties contingent on the commercialization and delivery of the product by the purchaser of the technology.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: September 13, 1999               PATRIOT SCIENTIFIC CORPORATION


                                        By: /s/ LOWELL W. GIFFHORN
                                           -------------------------------------
                                           Lowell W. Giffhorn
                                           Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                          Title                           Date
        ---------                          -----                           ----
/s/ JAMES T. LUNNEY         Chairman,President, Chief Executive    September 13, 1999
-------------------------   Officer and Director
James T. Lunney


/s/ LOWELL W. GIFFHORN      Chief Financial Officer, Principal     September 13, 1999
-------------------------   Financial Officer, Principal
Lowell W. Giffhorn          Accounting  Officer and Director


/s/ RICHARD G. BLUM         Director                               September 13, 1999
-------------------------
Richard G. Blum


/s/ FREDERICK G. THIEL      Director                               September 13, 1999
-------------------------
Frederick G. Thiel


/s/ DONALD BERNIER          Director                               September 13, 1999
-------------------------
Donald Bernier


/s/ HELMUT FALK JR.         Director                               September 13, 1999
-------------------------
Helmut Falk Jr.