Form 10QSB/A
period 1998-08-31
PATRIOT SCIENTIFIC CORP
filed 1999-10-14
CIK 836564

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
YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                           40,019,154
-------------------------------                           ----------
          (Class)                               (Outstanding at October 9, 1998)

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

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         PATRIOT SCIENTIFIC CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         August 31,           May 31,
                                                           1998                1998
                                                        ------------       ------------
                                                        (Unaudited)
Current Assets
   Cash and cash equivalents                            $    164,632       $    602,456
   Accounts receivable                                       479,385            593,542
   Inventories (Note 3)                                      186,856            230,417
   Prepaid expenses and other                                304,551            109,365
                                                        ------------       ------------
     Total current assets                                  1,135,424          1,535,780
Property and equipment - net                                 527,395            453,211
Patents, trademarks, net                                     181,617            196,942
Other                                                         17,546              3,721
                                                        ------------       ------------
   Total Assets                                         $  1,861,982       $  2,189,654
                                                        ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                     $    901,723       $    391,184
   Accrued liabilities                                       140,403            131,088
   Current portion- capital lease obligations                  2,224              2,179
                                                        ------------       ------------
       Total current liabilities                           1,044,350            524,451
Long-term Liabilities
   Capital lease obligations                                     782              1,355
   5% Convertible Term Debentures (Note 5)                   370,000            507,000
                                                        ------------       ------------
       Total Liabilities                                   1,415,132          1,032,806
Stockholders' Equity
   Preferred stock $.00001 par value; authorized
     5,000,000 shares;  none outstanding                          --                 --
   Common stock $.00001 par value; authorized
     60,000,000 shares;  38,280,736 and 37,880,776
     shares issued and outstanding (Note 4)                      383                379
   Additional paid-in capital (Note 4)                    21,279,965         20,741,092
   Accumulated deficit                                   (20,833,498)       (19,584,623)
                                                        ------------       ------------
                                                             446,850          1,156,848
                                                        ------------       ------------
   Total Liabilities and Stockholders' Equity           $  1,861,982       $  2,189,654
                                                        ============       ============


                See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Three Months Ended
                                             August 31,
                                  -------------------------------
                                      1998               1997
                                  ------------       ------------
Net sales                         $    605,592       $    478,164

Cost of sales                          379,478            253,291
                                  ------------       ------------

Gross profit                           226,114            224,873

Operating expenses:
   Research and development            701,992            356,947
   Selling, general and
     administrative                    627,771          1,371,944
                                  ------------       ------------
                                     1,329,763          1,728,891
                                  ------------       ------------
Operating loss                      (1,103,649)        (1,504,018)
                                  ------------       ------------
Other income (expenses):
   Interest income                       3,589             20,377
   Interest expense                       (869)                --
   Non-cash interest expense
     related to convertible
     debentures (Note 5)              (147,946)          (380,475)
                                  ------------       ------------
                                      (145,226)          (360,098)
                                  ------------       ------------
Net loss                          $ (1,248,875)      $ (1,864,116)
                                  ============       ============

Basic and diluted loss
   per common share:              $      (0.03)      $      (0.06)
                                  ============       ============
Weighted average number of
  common shares outstanding
  during the period (Note 1)        35,830,756         29,477,282
                                  ============       ============


                 See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                        Three Months Ended August 31,
                                                        -----------------------------
                                                           1998              1997
                                                        -----------       -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
     Net loss                                           $(1,248,875)      $(1,864,116)
     Adjustments to reconcile net loss
       to cash used in operating activities:
         Amortization and depreciation                      104,453            63,047
         Amortization of debt issuance costs                 23,000                --
         Non-cash interest expense related to
             convertible debentures (Note 5)                147,946           380,475
         Non-cash compensation expense                      225,000           705,000
         Changes in:
            Accounts receivable                             114,157          (188,952)
            Inventories                                      43,561            32,777
            Prepaid and other assets                       (209,011)         (225,784)
            Accounts payable and accrued expenses           519,854           451,883
                                                        -----------       -----------
Net cash used in operating activities                      (279,915)         (645,670)
                                                        -----------       -----------
INVESTING ACTIVITIES-
     Purchase of property and equipment                    (163,312)         (302,860)

FINANCING ACTIVITIES:
     Principal payments on notes payable and
       long-term debt                                          (528)             (597)
     Proceeds from issuance of common stock
       and exercise of common stock warrants
       and options                                            5,931            64,123
     Proceeds from issuance of convertible notes                 --         2,000,000
                                                        -----------       -----------
         Net cash provided by financing activities            5,403         2,063,526
                                                        -----------       -----------
Net Increase (Decrease) in Cash                            (437,824)        1,114,996
Cash and cash equivalents at
  beginning of period                                       602,456           477,675
                                                        -----------       -----------
Cash and cash equivalents at
  end of period                                         $   164,632       $ 1,592,671
                                                        ===========       ===========

Supplemental Disclosure of Cash Flow Information:
     Convertible notes and accrued interest
       exchanged for common stock                       $   165,116       $        --
                                                        ===========       ===========
     Cash payments for interest                                  69                --
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

Loss Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Standard of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which required the Company to change the method used to calculate earnings per share. Under SFAS No. 128, basic loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding. Diluted loss per share is calculated as net loss divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options, common stock warrants, and debt convertible into common stock. Common stock options of 206,201 and 1,600,546 and debt convertible into 992,177 and 1,738,265 common shares of stock were not included in diluted loss per share for the periods ended August, 1998 or 1997, respectively, as the effect was antidilutive due to the Company recording losses in each of those periods.

In addition, 2,000,000 shares of common stock in escrow as of August 31, 1998 were not considered outstanding for diluted loss per share because these shares are subject to an earnout escrow agreement which has not yet been met.

Options and warrants to purchase 4,654,291 shares of common stock at exercise prices from $0.585 to $7.50 per share were outstanding at August 31, 1998 but were not included in the computation of diluted loss per share because the exercise prices were greater than the average market price of the common shares. Options and warrants to purchase 1,322,733 shares of common stock at exercise prices from $1.69 to $7.50 per share were outstanding at August 31, 1997 but were not included in the computation of diluted loss per share because the exercise prices were greater than the average market price of the common shares.

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

Inventories at August 31, 1998 and May 31, 1998, consist of the following:

                                           August 31, 1998          May 31, 1998
                                           ---------------          ------------
Component parts                               $ 394,008              $ 418,502
Work in process                                  73,863                 60,136
Finished goods                                   83,985                116,779
                                              ---------              ---------
                                                551,856                595,417
Reserve for obsolescence                       (365,000)              (365,000)
                                              ---------              ---------
                                              $ 186,856              $ 230,417
                                              =========              =========

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


4. STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the three months ended August 31, 1998:

                                                              Common
                                                              Shares           Dollars
                                                            -----------      -----------
Balance June 1, 1998                                         37,880,776      $20,741,471
Exercise of stock options                                        32,626            5,931
Stock issued for conversion of notes and related
  accrued interest                                              367,334          165,116
Non-cash compensation expense                                        --          225,000
Non-cash interest expense related to convertible notes
  recorded to additional paid-in capital                             --          142,830
                                                            -----------      -----------
Balance August 31, 1998                                      38,280,736      $21,280,348
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

During the three months ended August 31, 1998 and 1997, 500,000 shares and 500,000 shares, respectively, were earned as a result of the arrangement and $225,000 and $705,000, respectively, were charged to compensation costs. There were no shares released from escrow for the three months ended August 31, 1998 and 1997. At August 31, 1998, 4,500,000 shares remain in escrow of which 2,000,000 shares have been earned and charged to compensation costs but remain in escrow pending the outcome of a lawsuit between the Company, nanoTronics and the Fish Family Trust as discussed in Note 6 to the Consolidated Financial Statements. Upon the resolution of the lawsuit, the remaining shares held in escrow will either be released to the Falk Family Trust, used either partially or in their entirety as a means of settling the lawsuit, or be returned to the Company. At August 31, 1998, the 2,500,000 shares that have not met the earnout arrangement have been excluded from the calculation of basic or diluted earnings per share.

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

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


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

7. RESTATEMENT OF 1998 FINANCIAL STATEMENTS

During the years ended May 31, 1998 and 1997, shares of common stock were earned under the terms of the escrow arrangement as discussed in Note 4 to the Consolidated Financial Statements. Previously, compensation expense was recognized upon the release of shares from escrow rather than when such shares were earned. The market value of the shares at the release date was previously recorded as compensation expense in the year ended May 31, 1998. The market value of the shares at the date that such shares were earned should have been recorded as compensation

                         PATRIOT SCIENTIFIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


expense in the fiscal years ended May 31, 1998 and 1997. Accordingly, the Company restated its 1998 and 1997 Consolidated Financial Statements. As a result of this restatement, the 1998 and 1997 net loss before extraordinary item and net loss were each increased by $225,000 and $705,000, respectively, and basic and diluted loss per share were each decreased by none and $0.02 per share, respectively.

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

Selling, general and administrative expenses decreased by 54.2% from $1,371,944 for the first quarter of fiscal 1998 to $627,771 for the first quarter of fiscal 1999. This decrease was due primarily to a reduction in costs related to the $2 million financing during the first quarter of fiscal 1998, a reduction in the non-cash compensation costs and a reduction in legal fees.

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

                                        PATRIOT SCIENTIFIC CORPORATION


Date: October 14, 1999                  By:    /s/ LOWELL W. GIFFHORN
                                               ---------------------------------
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer and duly
                                               authorized to sign on behalf
                                               of the Registrant)