Form 10QSB
period 1999-08-31
PATRIOT SCIENTIFIC CORP
filed 1999-10-14
CIK 836564

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended August 31, 1999

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

                                 (858) 674-5000
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                         40,381,120
-------------------------------                         ----------
         (Class)                             (Outstanding at October 9, 1999)

Transitional Small Business Disclosure Format (check one):  YES [ ] NO [X]

                         PATRIOT SCIENTIFIC CORPORATION
                                      INDEX


                                                                                       Page
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements:

               Consolidated Balance Sheets as of August 31, 1999 (unaudited)
                 and May 31, 1999                                                      3

               Consolidated Statements of Operations for the three
                 months ended August 31, 1999 and 1998 (unaudited)                     4

               Consolidated Statements of Cash Flows for the three months ended
                 August 31, 1999 and 1998 (unaudited)                                  5

               Notes to Consolidated Financial Statements                              6-11

        Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                             12


PART II. OTHER INFORMATION                                                             17

        Item 1. Legal Proceedings                                                      17
        Item 2. Changes in Securities                                                  *
        Item 3. Defaults upon Senior Securities                                        *
        Item 4. Submission of Matters to a Vote of Security Holders                    *
        Item 5. Other Information                                                      *
        Item 6. Exhibits and Reports on Form 8-K                                       17


SIGNATURES                                                                             17


        *  No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         PATRIOT SCIENTIFIC CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                           August 31,           May 31,
                                                                              1999               1999
                                                                          ------------       ------------
                                                                          (Unaudited)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                            $     28,880       $     35,813
     Accounts receivable, net of allowance
       of $22,000 for uncollectible accounts                                    89,637             85,362
     Retained receivable due from factor (Note 1)                               13,395                 --
     Inventories (Note 3)                                                      242,231            249,833
     Prepaid expenses                                                          107,811            135,198
                                                                          ------------       ------------

Total current assets                                                           481,954            506,206

Property and equipment, net                                                    411,214            448,764

Patents and trademarks, net                                                    169,197            190,057
                                                                          ------------       ------------
                                                                          $  1,062,365       $  1,145,027
                                                                          ============       ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Notes payable (Note 4)                                               $    402,645       $    355,274
     Related party notes payable (Note 4)                                      175,000            175,000
     Accounts payable                                                        1,237,671          1,196,553
     Accrued liabilities                                                       151,731            140,083
     Accrued past due payroll taxes (Note 1)                                   305,016            182,996
     Capital lease obligations                                                     782              1,355
                                                                          ------------       ------------

Total current liabilities                                                    2,272,845          2,051,261

Contingency (Note 9)

Common stock subject to rescission (Note 5)                                    191,182             75,000

Stockholders' deficit (Note 6):
     Preferred stock, $.00001 par value; 5,000,000 shares
       authorized; none outstanding                                                 --                 --
     Common Stock, $.00001 par value; 60,000,000 shares
        authorized; issued and outstanding 39,583,915 and 39,563,915               396                396
     Additional paid-in capital                                             23,207,799         22,879,449
     Accumulated deficit                                                   (24,609,857)       (23,861,079)
                                                                          ------------       ------------
Total stockholders' deficit                                                 (1,401,662)          (981,234)
                                                                          ------------       ------------
                                                                          $  1,062,365       $  1,145,027
                                                                          ============       ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                         Patriot Scientific Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

                                          Three months Ended
                                               August 31,
                                    -------------------------------
                                        1999               1998
                                    ------------       ------------
Net sales                           $    199,024       $    605,592

Cost of sales                            126,610            379,478
                                    ------------       ------------

Gross profit                              72,414            226,114

Operating expenses:
    Research and development             433,400            701,992
    Selling, general and
      administrative                     345,714            627,771
                                    ------------       ------------
                                         779,114          1,329,763
                                    ------------       ------------
Operating loss                          (706,700)        (1,103,649)
                                    ------------       ------------
Other income (expenses):
    Gain on sale of technology           250,000                 --
    Interest income                           98              3,589
    Interest expense                     (26,355)              (869)
    Non-cash interest expense
      related to notes payable
      (Notes 4 and 7)                   (265,821)          (147,946)
                                    ------------       ------------
                                         (42,078)          (145,226)
                                    ------------       ------------
Net loss                            $   (748,778)      $ (1,248,875)
                                    ============       ============

Basic and diluted loss
     per common share               $      (0.02)      $      (0.03)
                                    ============       ============

Weighted average number of
  common shares outstanding
  during the period (Note 1)          39,575,872         35,830,756
                                    ============       ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                              Three Months Ended August 31,
                                                              -----------------------------
                                                                 1999              1998
                                                              -----------       -----------
Increase (Decrease) in Cash and Cash Equivalents
Operating activities:
      Net loss                                                $  (748,778)      $(1,248,875)
      Adjustments to reconcile net loss
        to cash used in operating activities:
          Amortization and depreciation                            90,077           104,453
          Non-cash interest expense related to
              convertible notes                                        --           147,946
          Non-cash interest expense related to warrants           265,821                --
          Amortization of debt issuance costs                          --            23,000
          Non-cash compensation expense                                --           225,000
          Changes in:
             Accounts receivable                                  (17,670)          114,157
              Inventories                                           7,602            43,561
              Prepaid and other assets                             27,387          (209,011)
              Accounts payable and accrued expenses               188,468           519,854
                                                              -----------       -----------
Net cash used in operating activities                            (187,093)         (279,915)
                                                              -----------       -----------
Investing activities -
      Purchase of property, equipment and patents                 (31,667)         (163,312)
Financing activities:
      Proceeds from issuance of short term notes payable          205,000                --
      Principal payments on notes payable and
        long-term debt                                               (573)             (528)
      Proceeds from issuance of common stock
        and exercise of options                                     7,400             5,931
                                                              -----------       -----------
Net cash provided by financing activities                         211,827             5,403
                                                              -----------       -----------

Net decrease in cash and cash equivalents                          (6,933)         (437,824)

Cash and cash equivalents, beginning of period                     35,813           602,456
                                                              -----------       -----------

Cash and cash equivalents, end of period                      $    28,880       $   164,632
                                                              ===========       ===========

Supplemental Disclosure of Cash Flow Information:
      Notes  and accrued interest exchanged for
        common stock                                          $   116,182       $   165,116
      Cash payments for interest                                    1,403                69
      Unamortized debt discount                                   225,355                --
                                                              -----------       -----------

              See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of Patriot Scientific Corporation ("the Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended May 31, 1999.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month period are not necessarily indicative of the results that may be expected for the year.

LOSS PER SHARE

The Company has implemented Standard of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, basic loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding. Diluted loss per share is calculated as net loss divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options, common stock warrants, and debt convertible into common stock. Common stock options and warrants of 1,452,253 and 206,201 and debt convertible into none and 992,177 common shares of stock were not included in diluted loss per share for the periods ended August 31, 1999 and 1998, respectively, as the effect was antidilutive due to the Company recording losses in each of those periods.

In addition, for the quarter ended August 31, 1998, 2,000,000 shares of common stock in escrow as of August 31, 1998 were not considered outstanding for diluted loss per share because theses shares were subject to an earnout agreement which had not yet been met.

Options and warrants to purchase 2,750,691 shares of common stock at exercise prices ranging from $0.50 to $2.30 per share were outstanding at August 31, 1999 but were not included in the computation of diluted loss per share because the exercise prices were greater than the average market price of the common shares. Options and warrants to purchase 4,654,291 shares of common stock at exercise prices ranging from $0.585 to $7.50 per share were outstanding at August 31, 1998 but were not included in the computation of diluted loss per share because the exercise prices were greater than the average market price of the common shares.

SALE OF ACCOUNTS RECEIVABLE

The Company has adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A factoring line established by the Company with a bank enables the Company to sell selected accounts receivable invoices to the bank with full recourse against the Company. These transactions qualify for a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it may not redeem the invoices sold previous to the invoices being greater than 90 days past due. Under SFAS 125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During the first quarter of fiscal 2000, the Company sold approximately $119,000 of its accounts receivable to a bank under a factoring agreement for approximately $95,000. Pursuant to the provisions of SFAS 125, the Company reflected the transactions as sales of assets and established an accounts receivable from the bank for the retained amount less the costs of the transaction and less any anticipated future loss in

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


the value of the retained asset. The retained amount is equal to 20% of the total accounts receivable invoice sold to the bank less 1% of the total invoice as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer. As of August 31, 1999, the retained amount less the liability for fees and anticipated losses was $13,395.

MANAGEMENT'S PLAN

At August 31, 1999, the Company had a working capital deficit of $1,790,891, cash and cash equivalents of $28,880, and was delinquent to the Internal Revenue Service for approximately $264,000 and various states for $41,000 in past due payroll taxes. The Company has funded its operations primarily through the issuance of securities and debt financings.

The Company's current cash requirements to sustain its operations for the next twelve months are estimated to be $1,600,000. The Company expects that these requirements will be provided by:

        Internally:

- sales of accounts receivables under a factoring agreement established with its bank, and
-   sales of licenses and/or intellectual property, and

        Externally:

- previous to the receipt of funds from draws under the investment agreement as discussed in Note 8 or during periods in which draw limitations restrict the amount of funds available under the investment agreement, short-term debt instruments with individual and institutional investors, and
- during periods in which draws under the investment agreement support the Company's cash requirements, draws against the investment agreement.


If the Company does not receive the initial draw against the investment agreement by the end of October 1999, then debt financings will be necessary to continue to meet its cash requirements. The puts under the investment agreement are subject to common stock trading volume limitations and registration of the securities. The registration statement went effective October 5, 1999. The Company anticipates the initial put under the investment agreement will take place during October 1999.

Previously, the Company had anticipated receiving funds from a kiosk order that the Company's customer had with the Mexican Department of Tourism. On several occasions product shipments had been rescheduled pending the receipt of those funds. The Company's customer has notified it that the kiosks will no longer be purchased by the Mexican Department of Tourism and that the customer is trying to find an alternative purchaser. There can be no assurance that an alternative purchaser for the kiosks can be found by the Company's customer.

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal periods beginning after June 15, 2000. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

3. INVENTORIES

Inventories are stated at cost (determined primarily by the weighted average cost method which approximates cost on a first-in, first-out basis) not in excess of market value.

Inventories at August 31, 1999 and May 31, 1999, consist of the following:

                                              August 31, 1999       May 31, 1999
                                              ---------------       ------------
Component parts                                  $ 443,949            $ 449,582
Work in process                                     93,262               93,262
Finished goods                                     121,020              122,989
                                                 ---------            ---------
                                                   658,231              665,833
Reserve for obsolescence                          (416,000)            (416,000)
                                                 ---------            ---------
                                                 $ 242,231            $ 249,833
                                                 =========            =========

4. NOTES PAYABLE

As of August 31, 1999, the Company has short term loans aggregating $803,000 with a group of individual investors, one of which is a major shareholder in the Company. Of this amount, $205,000 was issued during the first fiscal quarter of 2000. The original terms of the loans are typically for four months with interest rates of 10% and maturity dates ranging from September 8, 1999 to January 15, 2000.

In addition to the interest accruing on the loans, warrants exercisable for three years, for an aggregate of 3,178,122 common shares of the Company were issued to investors at exercise prices ranging from $.25 to $.50 which was equal to the market price of the common stock on the date of the issuances. During the three months ended August 31, 1999, warrants to purchase 538,342 common shares of the Company were issued related to the $205,000 short term loans placed during the first quarter and warrants to purchase 961,318 common shares of the Company were issued to the individual investors to extend the due dates of their short term loans. These warrants were valued using the Black-Scholes model and a value of $596,176 was reflected as a discount to the debt and is being amortized over the life of the debt. In the first fiscal quarter of 2000, $265,821 of the debt discount has been amortized and reflected as non-cash interest expense. The short term notes have been discounted to reflect the valuation of the warrants as follows:

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                      Interest
                                         Amount         Rate              Due Dates
                                        --------      --------       --------------------
Notes due to a related party            $175,000            10%      October 22, 1999 to
                                                                       January 15, 2000
Notes due to individuals                 628,000            10%      September 8, 1999 to
                                                                      December 30, 1999
                                        --------
                                         803,000
Less unamortized debt discount
  related to valuation of warrants       225,355
                                        --------
                                        $577,645
                                        ========

5. COMMON STOCK SUBJECT TO RECISION

In April 1999, the Company sold 400,000 shares of its common stock to two individuals for an aggregated amount of $75,000 and in June 1999, the Company issued 397,205 shares of its common stock to an institutional investor upon the conversion of a short term note plus accrued interest in the amount of $116,182. These sales occurred after the filing of a registration statement for the public resale of shares sold under the investment agreement; and, therefore, the Company may have violated Section 5 of the Securities Act of 1933 as described in Note 8. As the shares may have been sold in violation of Section 5, the investors, at their option, may have the right, for a one year period after the purchase of the common stock, to rescind their purchases of common stock. Therefore, at August 31, 1999, these shares of common stock are reported separately from stockholders' deficit in the accompanying consolidated balance sheet. At the conclusion of the recision period, these shares will be reclassified to stockholders' equity (deficit).

6. STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the three months ended August 31, 1999:

                                                                  Common
                                                                  Shares           Dollars
                                                                -----------      -----------
Balance June 1, 1999                                             39,563,915      $22,879,845
Exercise of stock options                                            20,000            7,400
Non-cash interest expense related to issuances of warrants
  recorded to additional paid-in capital (Note 4)                        --          320,950
                                                                -----------      -----------
Balance August 31, 1999                                          39,583,915      $23,208,195
                                                                ===========      ===========

A total of 5,000,000 shares of the Company's common stock was issued as a contingent cost of the Company's acquisition of its ShBoom technology in 1994. As such, when the escrowed shares were earned, they were charged to compensation costs. The terms of the escrow arrangement provided for an earnout formula of 500,000 shares for each $500,000 of revenues earned by the Company during the period from June 1, 1994 through May 31, 1999. At May 31, 1999, 1,500,000 contingent shares not earned were returned to the Company and canceled.

During the quarter ended August 31, 1998, 500,000 shares were earned as a result of the arrangement and $225,000 was charged to compensation costs in that quarter. At August 31, 1999, 1,500,000 additional shares remain in escrow that have been earned and charged to compensation costs but have not been released pending the outcome of a lawsuit between the Company, nanoTronics and the Fish Family Trust as discussed in Note 9. On the resolution of the lawsuit, the remaining shares held in escrow will either be released to the Falk Family Trust, used either partially or in their entirety as a means of settling the lawsuit, or be returned to the Company.

At August 31, 1999, the Company had 165,000 options outstanding pursuant to its 1992 ISO Stock Option Plan exercisable at prices ranging from $0.50 to $2.30 per share expiring beginning 2000 through 2001. The Company had

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


481,753 options outstanding pursuant to its 1992 NSO Stock Option Plan exercisable at prices ranging from $0.18 to $2.28 per share expiring beginning 2000 through 2002. The Company also had 3,025,691 options outstanding pursuant to its 1996 Stock Option Plan exercisable at $0.36 to $2.30 per share expiring beginning in 1999 through 2004. Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

At August 31, 1999, the Company had warrants outstanding exercisable into 3,640,722 common shares at exercise prices ranging from $0.25 to $1.25 per share expiring beginning in 2000 through 2004.

7. 5% CONVERTIBLE TERM DEBENTURES

In 1997, the Company issued to a limited number of investors for cash an aggregate of $3,000,000 of unsecured 5% Convertible Term Debentures ("Debentures") and Stock Purchase Warrants ("Warrants") with a right to purchase an aggregate 917,600 shares of common stock, par value $.00001 per share, at exercise prices ranging initially from $1.50 to $1.69125 per share which were subsequently reduced to from $0.36 to $0.4375 per share.

As of May 31, 1999, the Debentures had been fully converted into 6,069,345 common shares of the Company. In addition, as of May 31, 1999, the investors had exercised warrants to purchase 555,000 common shares of the Company.

Convertible debt instruments which were convertible at a discount to market were accounted for by treating such discount as additional interest expense. The Company computed the amount of the discount based on the difference between the conversion price and fair value of the underlying common stock on the dates the Debentures were issued. During the quarter ended August 31, 1999, $147,946 was expensed under the caption "Non-cash interest expense."

8. INVESTMENT AGREEMENT

In February 1999, the Company entered into an investment agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitles the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $5 million from time to time during a three-year period through February 24, 2002, subject to certain conditions including (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares which can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz may purchase the common stock from the Company at a discount ranging from 10% to 20% depending on the price of the common stock. In addition to the common stock purchased, Swartz will receive warrants to purchase an additional 15% of the common stock equal to 110% of the market price on the last day of the purchasing period, subject to further semi-annual adjustments if the price of the common stock goes down.

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

The registration statement went effective on October 5, 1999 and the Company anticipates to initiate puts against the investment agreement during October 1999.

In April 1999, the Company sold shares of common stock to two individuals in the accumulated amount of $75,000 and in June 1999 the Company issued shares to an institutional investor upon conversion of a short term note in the amount of $116,182. These sales occurred after the filing of a registration statement by the Company and, therefore, by making these sales the Company may have violated
Section 5 of the Securities Act of 1933. In July 1999, the Company amended and restated the investment agreement with Swartz to eliminate the discretion of Swartz as to the timing of its purchase of the Company's common stock. By entering into the amended and restated investment

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


agreement, the Company completed its sale of common stock to Swartz. Since this private sale to Swartz occurred after the Company filed its registration statement, the Company may have sold securities to Swartz in violation of
Section 5 of the Securities Act of 1933, and each placement of shares with Swartz in the future under the investment agreement may be a separate violation of Section 5. Consequently, the two individual investors, the institutional investor and Swartz may have the right to rescind these purchases of common stock for a one year period after the purchase of the common stock. In addition, the Company and certain officers and directors of the Company may be subject to civil and criminal penalties for potential violation of either or both Section 5 of the Securities Act of 1933 and applicable state law as a result of these sales. Management believes that the possibility of damages related to these potential violations of Section 5 of the Securities Act of 1933 is remote and that such potential violations will have no material impact on the Company's financial statements. See Note 5 for further discussion.

9. CONTINGENCY

In October 1998, the Company was sued in the District Court for Travis County, Texas by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. The Company had the suit removed to the United States District Court for the Western District of Texas, Austin Division, and requested the Federal District Court to dismiss the suit based on lack of minimum contacts with Texas or, in the alternative, to transfer the case to the Southern District of California. In January 1999, the Federal District Court dismissed the suit for lack of subject matter and personal jurisdiction. The Fish Family Trust then refiled the suit in the Superior Court of San Diego County, California seeking remedies similar to the Federal District Court dismissed action. In March 1999, the Company joined with nanoTronics and Gloria Felcyn and filed its response and cross-complaint against the Fish Family Trust. The suit is scheduled for trial in December 1999. The Company and the other defendants intend to vigorously contest the plaintiff's allegations. It is reasonably possible that the outcome of these matters may result in a material liability for the Company. Management does not believe, at this stage of the case, that it is possible to estimate the outcome of the litigation or a range of reasonably possible losses that might result from the suit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "FUTURE PERFORMANCE AND RISK FACTORS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MAY 31, 1999.

        The Company's results of operations have been and may continue to be subject to significant variations. The results for a particular period may vary due to a number of factors. These include:


            - the overall state of the semiconductor and communications segments of the economy,
            -   the development status of and demand for its products,
            -   economic conditions in its markets,
            -   the timing of orders,
            -   the timing of expenditures in anticipation of future sales,
            -   the mix of products sold by the Company,
            -   the introduction of new products,
            -   product enhancements by the Company or its competitors, and
            -   pricing and other competitive conditions.

RESULTS OF OPERATIONS FOR THE FIRST QUARTERS ENDED AUGUST 31, 1999 AND 1998

        Net sales. Total net sales for the first fiscal quarter ended August 31, 1999 decreased 67.1% to $199,024 from $605,592 for the corresponding period of the previous fiscal year. Of this decrease, $250,000 was due to a reduction in follow-on shipments for the Company's matured communication products several of which are approaching the end of their life cycles. Development and sales of new communications products have not achieved a level to replace the maturing products. The Company anticipates this trend in communication product revenue to continue since many of the communication products are approaching the end of their life cycles and its efforts are being focused on the microprocessor product line. In addition, during the first fiscal quarter of 1998 the Company recognized sales of $155,000 related to the non-recurring engineering efforts on the kiosk application.

        Cost of sales. Cost of sales as a percentage of net sales increased to 63.6% in the first fiscal quarter ended August 31, 1999 compared to 62.7% for the corresponding period of the previous fiscal year.

        Research and development expenses decreased 38.3% from $701,992 for the first fiscal quarter ended August 31, 1998 to $433,400 for the first fiscal quarter ended August 31, 1999. This decrease was due primarily to a reduction in costs related to porting an operating system to the PSC1000 microprocessor and a reduction in licensed software support and update fees.

        Selling, general and administrative expenses decreased 44.9% to $345,714 for the first fiscal quarter ended August 31, 1999 compared to $627,771 for the first fiscal quarter ended August 31, 1998. This decrease was due primarily to no compensation costs related to the earnout from escrowed shares during the first fiscal quarter ended August 31, 1999 compared to compensation costs of $225,000 for the corresponding period of the previous fiscal year, a reduction in personnel costs for the first quarter ended August 31, 1999 and a reduction in expenses related to financings.

        Other income (expense) decreased by 71.1% to ($42,078) for the first fiscal quarter ended August 31, 1999 compared to ($145,226) for the corresponding period of the previous fiscal year. This decrease resulted primarily from the sale of its gas plasma antenna technology for $250,000 during the first fiscal quarter ended August 31, 1999 offset by the recognition in the first fiscal quarter ended August 31, 1999 of $265,821 of non-cash interest related to the amortization of the debt discount as discussed in Note 4 compared to $147,946 of non-cash interest related to the discount on convertible term debentures for the corresponding period of the previous fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

        At August 31, 1999, the Company had a working capital deficit of $1,790,891, cash and cash equivalents of $28,880, and was delinquent to the Internal Revenue Service for approximately $264,000 and various states for $41,000 in past due payroll taxes. The Company has funded its operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $6,933 during the first fiscal quarter of 2000. The net cash used in operating activities was $187,093, additions to property and equipment were $31,667, and funds generated from debt and equity financings were $211,827. During the first fiscal quarter of 2000, accounts receivable increased $17,670. Accounts payable and accrued expenses increased $188,468 as a result of a slow down in payments due to the cash and cash equivalent reduction.

        The Company's current cash requirements to sustain its operations for the next twelve months through August 2000 are estimated to be $1,600,000. Management of the Company expects that these requirements will be provided by:

        Internally:

- sales of accounts receivables under a factoring agreement established with its bank, and
-   sales of licenses and/or intellectual property, and

        Externally:

- previous to the receipt of funds from draws under the investment agreement as discussed in Note 8 or during periods in which draw limitations restrict the amount of funds available under the investment agreement, short-term debt instruments with individual and institutional investors, and
- during periods in which draws under the investment agreement support the Company's cash requirements, draws against the investment agreement.

        In February 1999, the Company entered into an investment agreement with Swartz. The investment agreement entitles the Company, at its option, to issue and sell its common stock for up to an aggregate of $5 million from time to time during a three-year period through February 24, 2002, subject to certain conditions including (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares which can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among other factors. Swartz may purchase the common stock from the Company at a discount ranging from 10% to 20% depending on the price of the common stock. In addition to the common stock purchased, Swartz will receive warrants to purchase an additional 15% of the common stock equal to 110% of the market price on the last day of the purchasing period, subject to further semi-annual adjustments if the price of the common stock goes down. In July 1999, the Company amended and restated the investment agreement with Swartz to eliminate the discretion of Swartz as to the timing of its purchase of its common stock. The amended and restated investment agreement requires Swartz, after the Company put shares of common stock to it, to purchase its common stock on the twentieth day following the put. The previous agreement enabled Swartz, in its sole discretion, to purchase the Company's common stock at any time during a twenty day period following the Company's put to it.

        If the Company does not receive the initial draw against the investment agreement by the end of October 1999, then debt or equity financings will be necessary to continue to meet its cash requirements. The puts under the investment agreement are subject to common stock trading volume limitations and registration of the securities. The registration statement went effective October 5, 1999 and the Company anticipates to initiate puts against the investment agreement during October 1999.

        Previously, the Company had anticipated to receive funds from a kiosk order that the Company's customer had with the Mexican Department of Tourism. On several occasions product shipments had been rescheduled pending the receipt of those funds. The Company's customer has notified it that the kiosks will no longer be purchased by the

Mexican Department of Tourism and that the customer is trying to find an alternative purchaser. There can be no assurance that an alternative purchaser for the kiosks can be found by the Company's customer. The Company is negotiating with its customer to rescind exclusivity for kiosk sales, thereby allowing the Company to pursue other sales opportunities for the kiosk product.

        In addition, the Company sold the gas plasma antenna technology for an up-front fee of $250,000 in August 1999, has a $500,000 factoring agreement with its bank and has renegotiated and extended the scheduled maturity dates for short-term notes. Management of the Company believes that additional financing could be obtained if the $5,000,000 financing is not completed. However, no assurance can be given that it will, in fact, be able to obtain additional financing or that the terms of such financing will be favorable to the Company.

        The Company anticipates that it may require additional equipment, fabrication, components and supplies during the next twelve months to continue development of its technologies. Product introductions such as those currently underway for communication products and the PSC1000 may require significant inventory, product launch, marketing personnel and other expenditures that the Company can not currently estimate. Further, if expanded development is commenced or new generations of microprocessors are accelerated beyond its current plans, additional expenditures, that the Company can not currently estimate, may be required. It is possible therefore, that higher levels of expenditures may be required than the Company currently contemplates resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise.

        Based on the current fiscal year's rate of cash operating expenditures and current plans, the Company anticipates a need for additional cash to meet its requirements for the next twelve months. There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or, if such required funds are not internally generated, that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on its existing shareholders.

POTENTIAL VIOLATION OF SECTION 5 OF THE SECURITIES ACT

        In April 1999, the Company sold shares of common stock to two individuals in the aggregated amount of $75,000 and in June the Company issued shares to an institutional investor upon conversion of a short term note in the amount of $116,182. These sales occurred after the filing of a registration statement for the public resale of shares sold under the investment agreement; and, therefore, by making these sales the Company may have violated Section 5 of the Securities Act. In July 1999, the Company amended and restated the investment agreement with Swartz to eliminate the discretion of Swartz as to the timing of its purchase of its common stock. The amended and restated investment agreement requires Swartz, after the Company puts shares of common stock to it, to purchase its common stock on the twentieth day following the put. The previous agreement enabled Swartz, in its sole discretion, to purchase the Company's common stock at any time during a twenty day period following the Company's put to it. By entering into the amended and restated investment agreement, the Company completed its sale of common stock to Swartz. Since this private sale to Swartz occurred after the Company filed its registration statement, the Company may have sold securities to Swartz in violation of
Section 5 of the Securities Act and each placement of shares with Swartz in the future under this investment agreement may be a separate violation of Section 5. Consequently, the two individual investors, the institutional investor and Swartz may have the right to rescind these purchases of common stock for one year after the purchase of the common stock. In addition, Patriot and certain officers and directors of Patriot may be subject to civil and criminal penalties for potential violation of either or both Section 5 of the Securities Act and applicable state law as a result of these sales. Management believes that the possibility of damages related to these potential violations of the Securities Act is remote and that such potential violations will have no material impact on its financial statements. See Note 8 to the Consolidated Financial Statements.

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

        The Company has adopted a formal plan to evaluate its readiness for the Year 2000 and to address any deficiencies. The plan encompasses:

            -   information technology (IT) systems,
            -   non-IT systems,
            -   its products, and
            - systems of third parties, including distributors and key suppliers.

        INFORMATION TECHNOLOGY. The principal computer systems that the Company used for financial accounting, manufacturing, inventory control, purchasing, sales administration, engineering, and other business functions were not Year 2000 compliant. The Company purchased a replacement system in July 1999 that was fully functional as of October 1, 1999. The cost of this new system was approximately $30,000.

        NON-IT SYSTEMS. The Company has completed an evaluation of telephone systems, manufacturing equipment, facility heating and cooling systems, and other non-IT systems for Year 2000 readiness and is taking remedial action as necessary.

        ITS PRODUCTS. The Company have completed a series of tests, utilizing industry standards, of the electronics systems of its products, including those product lines no longer being manufactured but remaining in use at customer sites. Its review has determined that the products should continue to operate according to specifications after December 31, 1999.

        KEY VENDORS AND SUPPLIERS. The Company has completed a survey of its key vendors and suppliers to assess their plans for bringing any non-compliant systems into Year 2000 compliance.

        Other than the replacement computer system discussed above, substantially all of the effort to evaluate its Year 2000 readiness has been made using internal personnel, and therefore incremental expenses have been less than $50,000. The Company has not incurred any material expenses in connection with its evaluation of non-IT systems and does not expect material expense in the future, although the implementation related to non-IT systems is not yet complete. The Company has not incurred any material expenses to date in connection with the evaluation of its products and the status of its vendors and suppliers with respect to Year 2000 issues. The Company does not anticipate material expenses in the future.

        The Company's Year 2000 readiness plan, as well as its consideration of contingency plans, are ongoing and will continue to evolve as new information becomes available. At the present time, the Company believes that it is difficult to identify the cause of the most reasonably likely worst case Year 2000 scenario. The Company has not yet adopted any formal contingency plans and will determine the need for such plans as part of its ongoing assessment of vendors and suppliers, products, and internal business systems. Due to the complexity and pervasiveness of the Year 2000 issue, and in particular the uncertainty regarding the Year 2000 compliance programs of third parties, no assurances can be given that the Year 2000 problem will not have material adverse effects on its business or its results from operations.

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

        Since the business combination with Metacomp, effective December 1996, the Company has segregated its operations into microprocessor, communication, and radar/antenna product lines. However, synergistic technical and other resources can and will be deployed across all three lines.

        Product revenues have been primarily from communication products. The communication products are specifically designed to fill both the high speed data as well as the video conferencing requirements of the Internet.

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

        The Company sold its gas plasma antenna technology in August 1999.

        The Company is focusing its sales efforts on original equipment manufacturers, system integrators, and Internet service providers for both the microprocessor and communication products.

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

PART II.       OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In October 1998, the Company was sued in the District Court for Travis County, Texas by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. The Company had the suit removed to the United States District Court for the Western District of Texas, Austin Division, and requested the Federal District Court to dismiss the suit based on lack of minimum contacts with Texas or, in the alternative, to transfer the case to the Southern District of California. In January 1999, the Federal District Court dismissed the suit for lack of subject matter and personal jurisdiction. The Fish Family Trust then refiled the suit in the Superior Court of San Diego County, California seeking remedies similar to the Federal District Court dismissed action. In March 1999, the Company joined with nanoTronics and Gloria Felcyn and filed its response and cross-complaint against the Fish Family Trust. The suit is scheduled for trial in December 1999. The Company and the other defendants intend to vigorously contest the plaintiff's allegations. It is reasonably possible that the outcome of these matters may result in a material liability for the Company. Management does not believe, at this stage of the case, that it is possible to estimate the outcome of the litigation or a range of reasonably possible losses that might result from the suit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - NONE

(b) Reports on Form 8-K - The Company filed a Report on Form 8-K on August 30, 1999.


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