Form 10QSB/A
period 1998-11-30
PATRIOT SCIENTIFIC CORP
filed 2000-01-13
CIK 836564

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 2

(Mark One)

[X] AMENDMENT NO. 2 TO QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended November 30, 1998

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _____________ to _______________

                Commission File Number 0-22182

                         PATRIOT SCIENTIFIC CORPORATION
        -----------------------------------------------------------------
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

                                 (858) 674-5000
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES   [X]   NO   [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                          40,534,589
-------------------------------                ---------------------------------
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

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         PATRIOT SCIENTIFIC CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                 November 30,           May 31,
                                                                     1998                1998
                                                                 (Unaudited)
Current Assets
     Cash and cash equivalents                                   $     39,355        $    602,456
     Accounts receivable                                              277,908             593,542
     Inventories (Note 3)                                             220,527             230,417
     Prepaid expenses and other                                       275,463             109,365
                                                                 ------------        ------------
       Total current assets                                           813,253           1,535,780

Property and equipment - net                                          596,488             453,211
Patents, trademarks, net                                              166,292             196,942
Other                                                                   3,720               3,721
                                                                 ------------        ------------
     Total Assets                                                $  1,579,753        $  2,189,654
                                                                 ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Short term notes payable                                    $    102,500        $         --
     Accounts payable                                               1,220,164             391,184
     Accrued liabilities                                              131,505             131,088
     Current portion- capital lease obligations                         2,269               2,179
                                                                 ------------        ------------
         Total current liabilities                                  1,456,438             524,451

Long-term Liabilities
     Capital lease obligations                                            197               1,355
     5% Convertible Term Debentures (Note 5)                               --             507,000
                                                                 ------------        ------------
         Total Liabilities                                          1,456,635           1,032,806

Stockholders' Equity
     Preferred stock $.00001 par value; authorized
       5,000,000 shares;  none outstanding                                 --                  --
     Common stock $.00001 par value; authorized
       60,000,000 shares;  40,204,154 and 37,880,776
       shares issued and outstanding (Note 4)                             402                 379
     Additional paid-in capital (Note 4)                           22,261,472          20,741,092
     Accumulated deficit                                          (22,138,756)        (19,584,623)
                                                                 ------------        ------------
                                                                      123,118           1,156,848
                                                                 ------------        ------------
     Total Liabilities and Stockholders' Equity                  $  1,579,753        $  2,189,654
                                                                 ============        ============

                 See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended                      Six Months Ended
                                                  November 30,                          November 30,
                                           1998                1997                1998                1997
Net sales                             $    230,905        $    408,856        $    836,497        $    887,020

Cost of sales                              190,420             183,409             569,898             436,700
                                      ------------        ------------        ------------        ------------

Gross profit                                40,485             225,447             266,599             450,320

Operating expenses:
     Research and development              453,497             452,489           1,155,489             824,761
     Selling, general and
       administrative                      734,904             875,246           1,362,675           2,231,865
                                      ------------        ------------        ------------        ------------
                                         1,188,401           1,327,735           2,518,164           3,056,626
                                      ------------        ------------        ------------        ------------
Operating loss                          (1,147,916)         (1,102,288)         (2,251,565)         (2,606,306)
                                      ------------        ------------        ------------        ------------
Other income (expenses):
     Interest income                           130              14,739               3,719              35,116
     Interest expense                       (5,616)            (59,797)             (6,485)            (59,797)
     Non-cash interest expense
       related to convertible
       debentures (Note 5)                (151,856)           (244,203)           (299,802)           (624,678)
                                      ------------        ------------        ------------        ------------
                                          (157,342)           (289,261)           (302,568)           (649,359)
                                      ------------        ------------        ------------        ------------
Net loss                              $ (1,305,258)       $ (1,391,549)       $ (2,554,133)       $ (3,255,665)
                                      ============        ============        ============        ============

Basic and diluted income (loss)
     per common share:                $      (0.04)       $      (0.05)       $      (0.07)       $      (0.11)
                                      ============        ============        ============        ============

Weighted average number of
  common shares outstanding
  during the period (Note 1)            36,246,178          29,243,683          36,661,601          29,070,774
                                      ============        ============        ============        ============

                 See notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                           Six Months Ended November 30,
                                                                              1998               1997
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
      Net loss                                                            $(2,554,133)       $(3,255,665)
      Adjustments to reconcile net loss
        to cash used in operating activities:
          Amortization and depreciation                                       160,469            133,824
          Amortization of debt issuance costs                                  48,000                 --
          Warrants issued for services                                             --             10,500
          Non -cash compensation expense                                      445,000          1,245,000
          Non -cash interest expense related to
              convertible debentures (Note 5)                                 314,472            624,678
          Changes in:
             Accounts receivable                                              315,634           (157,938)
              Inventories                                                       9,890             62,051
              Prepaid and other assets                                       (166,097)          (333,784)
              Accounts payable and accrued expenses                           829,397             44,497
                                                                          -----------        -----------
Net cash used in operating activities                                        (597,368)        (1,626,837)
                                                                          -----------        -----------
INVESTING ACTIVITIES-
      Purchase of property and equipment                                     (273,096)          (302,860)

FINANCING ACTIVITIES:
      Proceeds from the issuance of notes payable                             102,500                 --
      Principal payments on notes payable and
        long-term debt                                                         (1,068)              (796)
      Proceeds from issuance of common stock
        and exercise of common stock warrants
        and options                                                           205,931            202,533
      Proceeds from issuance of convertible notes                                  --          3,000,000
                                                                          -----------        -----------
          Net cash provided by financing activities                           307,363          3,201,737
                                                                          -----------        -----------
Net Increase (Decrease) in Cash                                              (563,101)         1,272,040
Cash and cash equivalents at
  beginning of period                                                         602,456            477,675
                                                                          -----------        -----------
Cash and cash equivalents at
  end of period                                                           $    39,355        $ 1,749,715
                                                                          ===========        ===========

Supplemental Disclosure of Cash Flow Information:
      Convertible notes and accrued interest
        exchanged for common stock                                        $   575,642        $    10,234
                                                                          ===========        ===========
      Cash payments for interest                                                6,485                 --
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

In addition, 1,500,000 shares of common stock in escrow as of November 30, 1998 were not considered outstanding for diluted earnings (loss) per share because these shares are subject t an earnout escrow agreement which has not yet been met.

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
                               =========                   =========

4. STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the six months ended November 30, 1998:

                                                                Common
                                                                Shares           Dollars
Balance June 1, 1998                                          37,880,776       $20,741,471
Exercise of stock options                                         32,626             5,931
Stock issued for conversion of notes and related
  accrued interest                                             1,735,752           575,642
Exercise of warrants                                             555,000           200,000
Non-cash compensation expense                                         --           445,000
Non-cash interest expense related to convertible notes
  recorded to additional paid-in capital                              --           293,830
                                                             -----------       -----------
Balance November 30, 1998                                     40,204,154       $22,261,874
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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

is (i) any sale of the assets of the Company, (ii) a business combination with another entity where the Company is not the surviving entity, (iii) at least 75% of the Company's stock is tendered to another organization, or (iv) a liquidation or dissolution of the Company. Any of the contingent shares not earned by May 31, 1999 would be returned to the Company and canceled.

During the six months ended November 30, 1998 and 1997, 1,000,000 shares and 1,000,000 shares, respectively, were earned as a result of the arrangement and $445,000 and $1,245,000, respectively, were charged to compensation costs. There were 500,000 shares released from escrow during the six months ended August 31, 1997. At November 30, 1998, 4,500,000 shares remain in escrow of which 3,000,000 shares have been earned and charged to compensation costs but remain in escrow pending the outcome of a lawsuit between the Company, nanoTronics and the Fish Family Trust as discussed in Note 6 to the Consolidated Financial Statements. Upon the resolution of the lawsuit, the remaining shares held in escrow will either be released to the Falk Family Trust, used either partially or in their entirety as a means of settling the lawsuit, or be returned to the Company. At November 30, 1998, the 1,500,000 shares that have not met the earnout arrangement have been excluded from the calculation of basic or diluted earnings per share.

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

Selling, general and administrative expenses decreased by 16.0% from $875,246 for the second quarter of fiscal 1998 to $734,904 for the second quarter of fiscal 1999. This decrease was due primarily to a reduction in costs related to financings partially offset by an increase in costs related to the earnout of shares from escrow for the ShBoom technology.

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

Selling, general and administrative expenses decreased by 38.9% from $2,231,865 for the six months ended November 30, 1998 compared to $1,362,675 for the corresponding period of the previous fiscal year. This decrease was due primarily to a reduction in costs related to the earnout of shares from escrow for the ShBoom technology discussed above coupled with a reduction in compensation expenses.

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

                                      PATRIOT SCIENTIFIC CORPORATION

Date: January 13, 2000                By: /s/ LOWELL W. GIFFHORN
                                          -----------------------
                                          Chief Financial Officer

                                          (Principal Financial and
                                          Accounting Officer and duly
                                          authorized to sign on behalf
                                          of the Registrant)