Form 10QSB
period 1999-11-30
PATRIOT SCIENTIFIC CORP
filed 2000-01-14
CIK 836564

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended November 30, 1999
                                   -----------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                     43,057,220
-------------------------------          ---------------------------------
            (Class)                      (Outstanding at January 10, 2000)

Transitional Small Business Disclosure Format (check one):  YES   [ ]  NO   [X]

                         PATRIOT SCIENTIFIC CORPORATION
                                      INDEX


                                                                                       Page
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements:

               Consolidated Balance Sheets as of November 30, 1999 (unaudited)
                 and May 31, 1999                                                      3

               Consolidated Statements of Operations for the three and six
                 months ended November 30, 1999 and 1998 (unaudited)                   4

               Consolidated Statements of Cash Flows for the six months ended
                 November 30, 1999 and 1998 (unaudited)                                5

               Notes to Consolidated Financial Statements                              6-11

        Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                             12


PART II. OTHER INFORMATION                                                             18

        Item 1. Legal Proceedings                                                      18
        Item 2. Changes in Securities                                                  *
        Item 3. Defaults upon Senior Securities                                        *
        Item 4. Submission of Matters to a Vote of Security Holders                    *
        Item 5. Other Information                                                      *
        Item 6. Exhibits and Reports on Form 8-K                                       *


SIGNATURES                                                                             18

        * No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         PATRIOT SCIENTIFIC CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                               November 30,             May 31,
                                                                                   1999                  1999
                                                                              -------------          ------------
                                                                               (Unaudited)
                             ASSETS
Current assets:
      Cash and cash equivalents                                               $    165,846           $     35,813
      Accounts receivable, net of allowance
        of $22,000 for uncollectible accounts                                       16,655                 85,362
      Retained receivable due from factor (Note 1)                                   6,293                      -
      Inventories (Note 3)                                                         201,860                249,833
      Prepaid expenses                                                             106,411                135,198
                                                                              ------------           ------------

Total current assets                                                               497,065                506,206

Property and equipment, net                                                        343,343                448,764

Patents and trademarks, net                                                        152,057                190,057
                                                                              ------------           ------------
                                                                              $    992,465           $  1,145,027
                                                                              ============           ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Notes payable (Note 4)                                                  $    523,548           $    355,274
      Related party notes payable (Note 4)                                         175,000                175,000
      Accounts payable                                                           1,270,338              1,196,553
      Accrued liabilities                                                          169,168                140,083
      Accrued past due payroll taxes (Note 1)                                      414,275                182,996
      Capital lease obligations                                                        197                  1,355
                                                                              ------------           ------------

Total current liabilities                                                        2,552,526              2,051,261

Contingencies (Notes 5 and 9)

Common stock subject to rescission (Note 5)                                        384,736                 75,000

Stockholders' deficit (Note 6):
      Preferred stock, $.00001 par value; 5,000,000 shares
        authorized: none outstanding                                                     -                      -
      Common Stock, $.00001 par value; 60,000,000 shares
        authorized; issued and outstanding 39,594,915 and 39,563,915                   396                    396
      Additional paid-in capital                                                23,566,667             22,879,449
      Accumulated deficit                                                      (25,511,860)           (23,861,079)
                                                                              ------------           ------------
Total stockholders' deficit                                                     (1,944,797)              (981,234)
                                                                              ------------           ------------
                                                                              $    992,465           $  1,145,027
                                                                              ============           ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                         Patriot Scientific Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three months Ended                           Six months Ended
                                                    November 30,                                  November 30,
                                         -----------------------------------           -----------------------------------
                                             1999                   1998                   1999                   1998
                                         ------------           ------------           ------------           ------------
Net sales                                $    239,884           $    230,905           $    438,908           $    836,497

Cost of sales                                  96,953                190,420                223,563                569,898
                                         ------------           ------------           ------------           ------------

Gross profit                                  142,931                 40,485                215,345                266,599

Operating expenses:
     Research and development                 391,619                453,497                825,019              1,155,489
     Selling, general and
       administrative                         276,065                734,904                621,779              1,362,675
                                         ------------           ------------           ------------           ------------
                                              667,684              1,188,401              1,446,798              2,518,164
                                         ------------           ------------           ------------           ------------
Operating loss                               (524,753)            (1,147,916)            (1,231,453)            (2,251,565)
                                         ------------           ------------           ------------           ------------
Other income (expenses):
     Gain on sale of technology                     -                      -                250,000                      -
     Interest income                                2                    130                    100                  3,719
     Interest expense                         (29,481)                (5,616)               (55,836)                (6,485)
     Non-cash interest expense
       related to notes payable
       (Notes 4 and 7)                       (347,771)              (151,856)              (613,592)              (299,802)
                                         ------------           ------------           ------------           ------------
                                             (377,250)              (157,342)              (419,328)              (302,568)
                                         ------------           ------------           ------------           ------------
Net loss                                 $   (902,003)          $ (1,305,258)          $ (1,650,781)          $ (2,554,133)
                                         ============           ============           ============           ============

Basic and diluted loss
     per common share                    $      (0.02)          $      (0.04)          $      (0.04)          $      (0.07)
                                         ============           ============           ============           ============

Weighted average number of
  common shares outstanding
  during the period (Note 1)               39,585,245             36,246,178             39,580,532             36,661,601
                                         ============           ============           ============           ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                 Six Months Ended November 30,
                                                                       1999               1998
Increase (Decrease) in Cash and Cash Equivalents
Operating activities:
      Net loss                                                  $(1,650,781)       $(2,554,133)
      Adjustments to reconcile net loss
        to cash used in operating activities:
          Amortization and depreciation                             176,435            160,469
          Non-cash interest expense related to
              convertible notes                                           -            314,472
          Non-cash interest expense related to warrants             613,592                  -
          Amortization of debt issuance costs                             -             48,000
          Non-cash compensation expense                                   -            445,000
      Gain on sale of technology                                   (250,000)                 -
          Changes in:
             Accounts receivable                                    (73,293)           315,634
             Retained receivable due from factoring                  (6,293)                 -
              Inventories                                            47,973              9,890
              Prepaid and other assets                               28,787           (166,097)
              Accounts payable and accrued expenses                 347,831            829,397
                                                                -----------        -----------
Net cash used in operating activities                              (765,749)          (597,368)
                                                                -----------        -----------
Investing activities:
      Purchase of property and equipment                            (33,014)          (273,096)
      Proceeds from sale of technology                              250,000                  -
                                                                -----------        -----------
Net cash provided by (used in) investing activities                 216,986           (273,096)
                                                                -----------        -----------
Financing activities:
      Proceeds from issuance of short term notes payable            335,000            102,500
      Proceeds from issuance of common stock under the
        investment agreement subject to recision                    193,554                  -
      Principal payments on notes payable and
        long-term debt                                               (1,158)            (1,068)
      Proceeds from factoring                                       142,000                  -
      Proceeds from issuance of common stock
        and exercise of common stock warrants and options             9,400            205,931
                                                                -----------        -----------
Net cash provided by financing activities                           678,796            307,363
                                                                -----------        -----------

Net increase (decrease) in cash and cash equivalents                130,033           (563,101)

Cash and cash equivalents, beginning of period                       35,813            602,456
                                                                -----------        -----------

Cash and cash equivalents, end of period                        $   165,846        $    39,355
                                                                -----------        -----------
Supplemental Disclosure of Cash Flow Information:
      Notes  and accrued interest exchanged for
        common stock                                            $   116,182        $   575,642
      Cash payments for interest                                     15,272              6,485
      Unamortized debt discount                                     234,452                  -
----------------------------------------------------------------------------------------------

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

LOSS PER SHARE

The Company has implemented Standard of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, basic loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding. Diluted loss per share is calculated as net loss divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options, common stock warrants, and debt convertible into common stock. Common stock options and warrants of 1,474,226 and 155,032 for the three months and 1,463,240 and 180,617 for the six months ended November 30, 1999 and 1998, respectively, and debt convertible into none and 496,089 for the six months ended November 30, 1999 and 1998, respectively, were not included in diluted loss per share for the periods as the effect was antidilutive due to the Company recording losses in each of those periods.

In addition, for the quarter ended November 30, 1998, 2,000,000 shares of common stock in escrow as of November 30, 1998 were not considered outstanding for diluted loss per share because theses shares were subject to an earnout agreement which had not yet been met.

SALE OF ACCOUNTS RECEIVABLE

The Company has adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A factoring line established by the Company with a bank enables the Company to sell selected accounts receivable invoices to the bank with full recourse against the Company. These transactions qualify for a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it may not redeem the invoices sold previous to the invoices being greater than 90 days past due. Under SFAS 125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During the first six months of fiscal 2000, the Company sold approximately $178,000 of its accounts receivable to a bank under a factoring agreement for approximately $142,000. Pursuant to the provisions of SFAS 125, the Company reflected the transactions as sales of assets and established an accounts receivable from the bank for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 20% of the total accounts receivable invoice sold to the bank less 1% of the total invoice as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer. As of November 30, 1999, the retained amount less the liability for fees and anticipated losses was $6,293.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MANAGEMENT'S PLAN

At November 30, 1999, the Company had a working capital deficit of $2,055,461, cash and cash equivalents of $165,846, and was delinquent to the Internal Revenue Service for approximately $358,000 and various states for approximately $56,000 in past due payroll taxes. The Company has funded its operations primarily through the issuance of securities and debt financings.

The Company's current cash requirements to sustain its operations for the next twelve months are estimated to be $1,600,000. The Company expects that these requirements will be provided by:

        Internally:

- sales of accounts receivables under a factoring agreement established with its bank, and

-      sales of licenses and/or intellectual property, and

        Externally:

- during periods in which draw limitations restrict the amount of funds available under the investment agreement as discussed in Note 8, short-term debt instruments with individual and institutional investors, and

- during periods in which draws under the investment agreement support the Company's cash requirements, draws against the investment agreement.


The puts under the investment agreement are subject to common stock trading volume limitations and registration of the securities. The registration statement went effective October 5, 1999. Proceeds of $193,554 from the initial put under the investment agreement were received in November 1999. After the end of the current fiscal quarter, the Company received additional proceeds of $456,868.

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

Inventories at November 30, 1999 and May 31, 1999, consist of the following:

                           November 30, 1999   May 31, 1999
Component parts                $ 412,334        $ 449,582
Work in process                   93,262           93,262
Finished goods                   112,264          122,989
                               ---------        ---------
                                 617,860          665,833
Reserve for obsolescence        (416,000)        (416,000)
                               ---------        ---------
                               $ 201,860        $ 249,833
                               =========        =========

4. NOTES PAYABLE

As of November 30, 1999, the Company has short term loans aggregating $933,000 with a group of individual investors, one of which is a major shareholder in the Company. Of this amount, $335,000 was issued during the first two fiscal quarters of 2000. The original terms of the loans are typically for four months with interest rates of 10% and maturity dates ranging from December 29, 1999 to April 4, 2000.

In addition to the interest accruing on the loans, warrants exercisable for three years, for an aggregate of 5,120,251 common shares of the Company were issued to investors at exercise prices ranging from $.25 to $.59 which was equal to the market price of the common stock on the date of the issuances. During the six months ended November 30, 1999, warrants to purchase 1,338,342 common shares of the Company were issued related to the $335,000 short term loans placed during the six months and warrants to purchase 2,103,447 common shares of the Company were issued to the individual investors to extend the due dates of their short term loans. These warrants were valued using the Black-Scholes model and a value of $924,218 was reflected as a discount to the debt and is being amortized over the life of the debt. In the first six months of fiscal 2000, $613,592 of the debt discount has been amortized and reflected as non-cash interest expense. The short term notes have been discounted to reflect the valuation of the warrants as follows:

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                             Interest
                                                   Amount      Rate            Due Dates
                                              -------------  ----------  ----------------------
            Notes due to a related party      $    175,000      10%      December 18, 1999 to
                                                                           February 17, 2000
            Notes due to individuals               758,000      10%      December 29, 1999 to
                                                                           April 4, 2000
                                              -------------
                                                   933,000
            Less unamortized debt discount
              related to valuation of warrants     234,452
                                              -------------
                                              $    698,548
                                              =============

5. COMMON STOCK SUBJECT TO RESCISSION

In April 1999, the Company sold 400,000 shares of its common stock to two individuals for an aggregated amount of $75,000; in June 1999, the Company issued 397,205 shares of its common stock to an institutional investor upon the conversion of a short term note plus accrued interest in the amount of $116,182; in November 1999, the Company issued 780,460 shares of its common stock under the investment agreement for $193,554; and in December 1999, the Company issued 1,784,640 shares of its common stock under the investment agreement for $456,
868. The Company also issued warrants for 117,069 and 267,696 shares of its common stock related to the November 1999 and the December 1999 puts under the investment agreement. These sales occurred after the filing of a registration statement for the public resale of shares sold under the investment agreement; and, therefore, the Company may have violated Section 5 of the Securities Act of 1933 as described in Note 8. As the shares may have been sold in violation of
Section 5, the investors, at their option, may have the right, for a one year period after the purchase of the common stock, to rescind their purchases of common stock. Therefore, the above shares of common stock which were outstanding as of November 30, 1999 are reported separately from stockholders' deficit in the accompanying consolidated balance sheet. At the conclusion of the recision period, these shares will be reclassified to stockholders' equity (deficit).

6. STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the three months ended November 30, 1999:

                                                               Common
                                                               Shares            Dollars
Balance June 1, 1999                                          39,563,915       $22,879,845
Exercise of stock options                                         31,000             9,400
Value of warrants issued in connection with
  debt recorded to additional paid-in capital (Note 4)                 -           677,818
                                                             -----------       -----------
Balance November 30, 1999                                     39,594,915       $23,567,063
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

During the six months ended November 30, 1998, 1,000,000 shares were earned as a result of the arrangement and $445,000 was charged to compensation costs in that period. At November 30, 1999, 1,500,000 additional shares remain in escrow that have been earned and charged to compensation costs but have not been released pending the outcome of a lawsuit between the Company, nanoTronics and the Fish Family Trust as discussed in Note 9. Upon the resolution of the lawsuit, the remaining shares held in escrow will either be released to the Falk Family Trust, used either partially or in their entirety as a means of settling the lawsuit, or be returned to the Company.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At November 30, 1999, the Company had 165,000 options outstanding pursuant to its 1992 ISO Stock Option Plan exercisable at $0.32 per share expiring beginning 2000 through 2001. The Company had 470,753 options outstanding pursuant to its 1992 NSO Stock Option Plan exercisable at a range of $0.18 to $0.32 per share expiring beginning 2000 through 2002. The Company also had 2,500,000 options outstanding pursuant to its 1996 Stock Option Plan exercisable at a range of $0.32 to $1.46 per share expiring beginning in 2000 through 2004. Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria. Of the above options which were outstanding, 2,706,000 were repriced on October 5, 1999 to the then current market price of $0.32.

At November 30, 1999, the Company had warrants outstanding exercisable into 5,699,920 common shares at exercise prices ranging from $0.25 to $1.25 per share expiring beginning in 2000 through 2004.

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

Convertible debt instruments which were convertible at a discount to market were accounted for by treating such discount as additional interest expense. The Company computed the amount of the discount based on the difference between the conversion price and fair value of the underlying common stock on the dates the Debentures were issued. During the six months ended November 30, 1998, $147,946 was expensed under the caption "Non-cash interest expense."

8. INVESTMENT AGREEMENT

In February 1999, the Company entered into an investment agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitles the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $5 million from time to time during a three-year period through February 24, 2002, subject to certain conditions including (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares which can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz may purchase the common stock from the Company at a discount ranging from 10% to 20% depending on the price of the common stock. In addition to the common stock purchased, Swartz will receive warrants to purchase an additional 15% of the common stock equal to 110% of the market price as determined during the pricing period, subject to further semi-annual adjustments if the price of the common stock goes down.

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

The registration statement went effective on October 5, 1999 and the Company received proceeds of $193,554 from the sale of 780,460 shares of common stock as a result of the initial put in November 1999. The Company received additional proceeds of $456,868 from the sale of 1,784,640 shares of common stock as a result of a second put in December 1999. Per the terms of the investment agreement, the Company issued a five year warrant for 117,069

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

shares of common stock exercisable at a price of $0.341 related to the November 1999 put and an additional five year warrant for 267,696 shares of common stock exercisable at a price of $0.352 related to the December 1999 put.

In April 1999, the Company sold 400,000 shares of its common stock to two individuals for an aggregated amount of $75,000; in June 1999, the Company issued 397,205 shares of its common stock to an institutional investor upon the conversion of a short term note plus accrued interest in the amount of $116,182; and in November 1999, the Company issued 780,460 shares of its common stock under the investment agreement for $193,554. These sales occurred after the filing of a registration statement by the Company and, therefore, by making these sales the Company may have violated Section 5 of the Securities Act of 1933. In July 1999, the Company amended and restated the investment agreement with Swartz to eliminate the discretion of Swartz as to the timing of its purchase of the Company's common stock. By entering into the amended and restated investment agreement, the Company completed its sale of common stock to Swartz. Since this private sale to Swartz occurred after the Company filed its registration statement, the Company may have sold securities to Swartz in violation of Section 5 of the Securities Act of 1933, and each placement of shares with Swartz in the future under the investment agreement may be a separate violation of Section 5. Consequently, the two individual investors, the institutional investor and Swartz may have the right to rescind these purchases of common stock for a one year period after the purchase of the common stock. In addition, the Company and certain officers and directors of the Company may be subject to civil and criminal penalties for potential violation of either or both Section 5 of the Securities Act of 1933 and applicable state law as a result of these sales. Management believes that the possibility of damages related to these potential violations of Section 5 of the Securities Act of 1933 is remote and that such potential violations will have no material impact on the Company's financial statements. See Note 5 for further discussion.

9. CONTINGENCY

In October 1998, the Company was sued in the District Court for Travis County, Texas by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. The Company had the suit removed to the United States District Court for the Western District of Texas, Austin Division, and requested the Federal District Court to dismiss the suit based on lack of minimum contacts with Texas or, in the alternative, to transfer the case to the Southern District of California. In January 1999, the Federal District Court dismissed the suit for lack of subject matter and personal jurisdiction. The Fish Family Trust then refiled the suit in the Superior Court of San Diego County, California seeking remedies similar to the Federal District Court dismissed action. In March 1999, the Company joined with nanoTronics and Gloria Felcyn and filed its response and cross-complaint against the Fish Family Trust. The judge for the suit is considering arguments by the plaintiff's and defendants' attorneys to determine if the suit can be decided by a summary judgment or whether the suit needs to go to trial. A trial that was scheduled for December 1999 has been continued subject to the judge's decision. The Company and the other defendants continue to vigorously contest the plaintiff's allegations. It is reasonably possible that the outcome of these matters may result in a material liability for the Company. Management does not believe, at this stage of the case, that it is possible to estimate the outcome of the litigation or a range of reasonably possible losses that might result from the suit.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

        Net sales. Total net sales for the second fiscal quarter ended November 30, 1999 increased 3.9% to $239,884 from $230,905 for the corresponding period of the previous fiscal year. Of this increase, $89,300 was due to an increase in communication product royalties and $25,000 in microprocessor license fees offset by a reduction in follow-on shipments for the Company's matured communication products several of which are approaching the end of their life cycles. Development and sales of new communications products have not achieved a level to replace the maturing products. The Company anticipates this trend in communication product revenue to continue since many of the communication products are approaching the end of their life cycles and its efforts are being focused on the microprocessor product line. In addition, during the second fiscal quarter of 1999 the Company recognized sales of $56,000 related to the non-recurring engineering efforts on the kiosk application.

        Cost of sales. Cost of sales as a percentage of net sales decreased to 40.4% in the second fiscal quarter ended November 30, 1999 compared to 82.5% for the corresponding period of the previous fiscal year. This significant improvement was a result of the royalty and license fee revenue during the second fiscal quarter of 2000 did not add costs to the cost of sales. Also, the profit margins on the kiosk order revenue recognized during the second fiscal quarter of 1999 were lower than normal profit margins resulting in a higher cost of sales percentage for that period.

        Research and development expenses decreased 13.6% from $453,497 for the second fiscal quarter ended November 30, 1998 to $391,619 for the second fiscal quarter ended November 30, 1999. This decrease was due primarily to a reduction in costs related to licensed software support and update fees.

        Selling, general and administrative expenses decreased 62.4% to $276,065 for the second fiscal quarter ended November 30, 1999 compared to $734,904 for the second fiscal quarter ended November 30, 1998. This decrease was due primarily to no compensation costs related to the earnout from escrowed shares during the second fiscal quarter ended November 30, 1999 compared to compensation costs of $22 0,000 for the corresponding period of the previous fiscal year, a reduction in personnel costs for the second quarter ended November 30, 1999 and a reduction in expenses related to financings.

Other income (expense) increased by 139.8% to ($377,250) for the second fiscal quarter ended November 30, 1999 compared to ($157,342) for the corresponding period of the previous fiscal year. This increase resulted primarily from the recognition in the second fiscal quarter ended November 30, 1999 of $347,771 of non-cash interest related to the amortization of the debt discount as discussed in Note 4 compared to $151,856 of non-cash interest related to the discount on convertible term debentures for the corresponding period of the previous fiscal year.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998

        Net sales. Total net sales for the six months ended November 30, 1999 decreased 47.5% to $438,908 from $836,497 for the corresponding period of the previous fiscal year. Of this decrease, $253,000 was due to a decrease in follow-on shipments for the Company's matured communication products several of which are approaching the end of their life cycles. Development and sales of new communications products have not achieved a level to replace the maturing products. The Company anticipates this trend in communication product revenue to continue since many of the communication products are approaching the end of their life cycles and its efforts are being focused on the microprocessor product line. In addition, during the six months ended November 30, 1998 the Company recognized sales of $211,000 related to the non-recurring engineering efforts on the kiosk application. These decreases were partially offset by an increase in communications product line royalties and license fees from the microprocessor product line.

        Cost of sales. Cost of sales as a percentage of net sales decreased to 50.9% in the six months ended November 30, 1999 compared to 68.1% for the corresponding period of the previous fiscal year. This significant improvement was a result of the royalty and license fee revenue during the six months ended November 30, 1999 did not add costs to the cost of sales. Also, the profit margins on the kiosk order revenue recognized during the six months ended November 30, 1998 were lower than normal profit margins resulting in a higher cost of sales percentage for that period.

        Research and development expenses decreased 28.6% from $1,155,489 for the six months ended November 30, 1998 to $825,019 for the six months ended November 30, 1999. This decrease was due primarily to a reduction in costs related to licensed software support and update fees and a reduction in the costs related to porting software to the microprocessor.

        Selling, general and administrative expenses decreased 54.4% to $621,779 for the six months ended November 30, 1999 compared to $1,362,675 for the six months ended November 30, 1998. This decrease was due primarily to no compensation costs related to the earnout from escrowed shares during the second fiscal quarter ended November 30, 1999 compared to compensation costs of $445,000 for the corresponding period of the previous fiscal year, a reduction in personnel costs for the six months ended November 30, 1999 and a reduction in expenses related to financings.

        Other income (expense) increased by 38.6% to ($419,328) for the six months ended November 30, 1999 compared to ($302,568) for the corresponding period of the previous fiscal year. This increase resulted primarily from the recognition in the six months ended November 30, 1999 of $613,592 of non-cash interest related to the amortization of the debt discount as discussed in Note 4 compared to $299,802 of non-cash interest related to the discount on convertible term debentures for the corresponding period of the previous fiscal year partially offset by the gain of $250,000 on the sale of the gas plasma antenna technology during the six months ended November 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        At November 30, 1999, the Company had a working capital deficit of $2,055,461, cash and cash equivalents of $165,846, and was delinquent to the Internal Revenue Service for approximately $358,000 and various states for $56,000 in past due payroll taxes. The Company has funded its operations primarily through the issuance of securities and debt financings. Cash and cash equivalents increased $130,033 during the six months ended November 30, 1999. The net cash used in operating activities was $373,749, additions to property and equipment were $33,014, and funds generated from debt and equity financings were $536,796. During the six months ended November 30, 1999, accounts receivable decreased $62,414. Accounts payable and accrued expenses increased $347,831.

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

        Internally:

- sales of accounts receivables under a factoring agreement established with its bank, and
-       sales of licenses and/or intellectual property, and

        Externally:

- during periods in which draw limitations restrict the amount of funds available under the investment agreement as discussed in Note 8, short-term debt instruments with individual and institutional investors, and
- during periods in which draws under the investment agreement support the Company's cash requirements, draws against the investment agreement.

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

        The puts under the investment agreement are subject to common stock trading volume limitations and registration of the securities. The registration statement went effective October 5, 1999. Proceeds of $193,554 from the initial put under the investment agreement were received in November 1999. After the end of the current fiscal quarter, the Company received additional proceeds of $456,868.

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

POTENTIAL VIOLATION OF SECTION 5 OF THE SECURITIES ACT

        In April 1999, the Company sold 400,000 shares of its common stock to two individuals for an aggregated amount of $75,000; in June 1999, the Company issued 397,205 shares of its common stock to an institutional investor upon the conversion of a short term note plus accrued interest in the amount of $116,182; in November 1999, the Company issued 780,460 shares of its common stock under the investment agreement for $193,554; and in December 1999, the Company issued 1,784,640 shares of its common stock under the investment agreement for $456,
868. The Company also issued warrants for 117,069 and 267,696 shares of its common stock related to the November 1999 and the December 1999 puts under the investment agreement. These sales occurred after the filing of a registration statement for the public resale of shares sold under the investment agreement; and, therefore, by making these sales the Company may have violated Section 5 of the Securities Act. In July 1999, the Company amended and restated the investment agreement with Swartz to eliminate the discretion of Swartz as to the timing of its purchase of its common stock. The amended and restated investment agreement requires Swartz, after the Company puts shares of common stock to it, to purchase its common stock on the twentieth day following the put. The previous agreement enabled Swartz, in its sole discretion, to purchase the Company's common stock at any time during a twenty day period following the Company's put to it. By entering into the amended and restated investment agreement, the Company completed its sale of common stock to Swartz. Since this private sale to Swartz occurred after the Company filed its registration statement, the Company may have sold securities to Swartz in violation of Section 5 of the Securities Act and each placement of shares with Swartz in the future under this investment agreement may be a separate violation of Section 5. Consequently, the two individual investors, the institutional investor and Swartz may have the right to rescind these purchases of common stock for one year after the purchase of the common stock. In addition, Patriot and certain officers and directors of Patriot may be subject to civil and criminal penalties for potential violation of either or both Section 5 of the Securities Act and applicable state law as a result of these sales. Management believes that the possibility of damages related to these potential violations of the Securities Act is remote and that such potential violations will have no material impact on its financial statements. See Note 8 to the Consolidated Financial Statements.

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

        The Company adopted a formal plan to evaluate its readiness for the Year 2000 and to address any deficiencies. The plan encompassed:

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

        NON-IT SYSTEMS. The Company completed an evaluation of telephone systems, manufacturing equipment, facility heating and cooling systems, and other non-IT systems for Year 2000 readiness and took remedial action as necessary.

        ITS PRODUCTS. The Company completed a series of tests, utilizing industry standards, of the electronics systems of its products, including those product lines no longer being manufactured but remaining in use at customer sites. Its review determined that the products should continue to operate according to specifications after December 31, 1999.

        KEY VENDORS AND SUPPLIERS. The Company completed a survey of its key vendors and suppliers to assess their plans for bringing any non-compliant systems into Year 2000 compliance.

        Other than the replacement computer system discussed above, substantially all of the effort to evaluate its Year 2000 readiness was made using internal personnel, and therefore incremental expenses were less than $50,000. The Company did not incur any material expenses in connection with its evaluation of non-IT systems. The Company has not incurred any material expenses to date in connection with the evaluation of its products and the status of its vendors and suppliers with respect to Year 2000 issues. The Company does not anticipate material expenses in the future.

        The Company's Year 2000 readiness plan has performed satisfactorily subsequent to December 31, 1999. Due to the complexity and pervasiveness of the Year 2000 issue, and in particular the uncertainty regarding the Year 2000 compliance programs of third parties, no assurances can be given that the Year 2000 problem will continue to perform satisfactorily. However, the Company does not anticipate any material adverse effects on its business or its results from operations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In October 1998, the Company was sued in the District Court for Travis County, Texas by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. The Company had the suit removed to the United States District Court for the Western District of Texas, Austin Division, and requested the Federal District Court to dismiss the suit based on lack of minimum contacts with Texas or, in the alternative, to transfer the case to the Southern District of California. In January 1999, the Federal District Court dismissed the suit for lack of subject matter and personal jurisdiction. The Fish Family Trust then refiled the suit in the Superior Court of San Diego County, California seeking remedies similar to the Federal District Court dismissed action. In March 1999, the Company joined with nanoTronics and Gloria Felcyn and filed its response and cross-complaint against the Fish Family Trust. The judge for the suit is considering arguments by the plaintiff's and defendants' attorneys to determine if the suit can be decided by a summary judgment or whether the suit needs to go to trial. A trial that was scheduled for December 1999 has been continued subject to the judge's decision. The Company and the other defendants continue to vigorously contest the plaintiff's allegations. It is reasonably possible that the outcome of these matters may result in a material liability for the Company. Management does not believe, at this stage of the case, that it is possible to estimate the outcome of the litigation or a range of reasonably possible losses that might result from the suit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - NONE

(b) Reports on Form 8-K - NONE


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PATRIOT SCIENTIFIC CORPORATION


Date: January 14, 2000                 By: /s/ LOWELL W. GIFFHORN
                                           -----------------------
                                           Chief Financial Officer

                                           (Principal Financial and
                                           Accounting Officer and duly
                                           authorized to sign on behalf
                                           of the Registrant)