Form 10QSB
period 2000-02-29
PATRIOT SCIENTIFIC CORP
filed 2000-04-14
CIK 836564

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended February 29, 2000

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

                                 (858) 674-5000
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                            50,991,374
-------------------------------                            ----------
          (Class)                                (Outstanding at April 12, 2000)

Transitional Small Business Disclosure Format (check one):  YES [ ]   NO [X]

                         PATRIOT SCIENTIFIC CORPORATION
                                      INDEX


                                                                                       Page
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements:

               Consolidated Balance Sheets as of February 29, 2000 (unaudited)
                 and May 31, 1999                                                      3

               Consolidated Statements of Operations for the three and nine months ended February 29, 2000 and February 28, 1999
                 (unaudited)                                                           4

               Consolidated Statements of Cash Flows for the nine months ended
                 February 29, 2000 and February 28, 1999 (unaudited)                   5

               Notes to Consolidated Financial Statements                              6-10

        Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                             11


PART II. OTHER INFORMATION                                                             16

        Item 1. Legal Proceedings                                                      16
        Item 2. Changes in Securities                                                  16
        Item 3. Defaults upon Senior Securities                                        *
        Item 4. Submission of Matters to a Vote of Security Holders                    *
        Item 5. Other Information                                                      *
        Item 6. Exhibits and Reports on Form 8-K                                       *


SIGNATURES                                                                             18


        * No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                         PATRIOT SCIENTIFIC CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                          February 29,         May 31,
                                                                              2000               1999
                                                                          (Unaudited)
                             ASSETS

Current assets:
      Cash and cash equivalents                                           $  3,001,286       $     35,813
      Accounts receivable, net of allowance
        of $22,000 for uncollectible accounts                                   77,191             85,362
      Inventories (Note 3)                                                     146,811            249,833
      Prepaid expenses                                                          55,527            135,198
                                                                          ------------       ------------

Total current assets                                                         3,280,815            506,206

Property and equipment, net                                                    274,127            448,764

Patents and trademarks, net                                                    131,196            190,057
                                                                          ------------       ------------
                                                                          $  3,686,138       $  1,145,027
                                                                          ============       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Notes payable (Note 4)                                              $         --       $    355,274
      Related party notes payable (Note 4)                                          --            175,000
      Accounts payable                                                         606,311          1,196,553
      Accrued liabilities                                                      125,102            140,083
      Accrued past due payroll taxes                                                --            182,996
      Capital lease obligations                                                     --              1,355
                                                                          ------------       ------------

Total current liabilities                                                      731,413          2,051,261

Contingencies (Notes 6 and 9)

Common stock subject to rescission (Note 6)                                  2,484,596             75,000

Stockholders' equity (deficit) (Note 7):
      Preferred stock, $.00001 par value; 5,000,000 shares
        authorized: none outstanding                                                --                 --
      Common stock, $.00001 par value; 60,000,000 shares
        authorized; issued and outstanding 48,126,313 and 39,563,915               481                396
      Additional paid-in capital                                            31,023,567         22,879,449
      Accumulated deficit                                                  (30,553,919)       (23,861,079)
                                                                          ------------       ------------
Total stockholders' equity (deficit)                                           470,129           (981,234)
                                                                          ------------       ------------
                                                                          $  3,686,138       $  1,145,027
                                                                          ============       ============


See accompanying summary of accounting policies and notes to consolidated financial statements.

                         Patriot Scientific Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                Three Months Ended                    Nine Months Ended
                                         February 29,       February 28,       February 29,       February 28,
                                             2000               1999               2000               1999
Net sales                                $    146,076       $    271,525       $    584,984       $  1,108,022

Cost of sales                                 215,383            113,425            438,946            683,323
                                         ------------       ------------       ------------       ------------

Gross profit (loss)                           (69,307)           158,100            146,038            424,699

Operating expenses:
     Research and development                 463,544            478,571          1,288,563          1,634,060
     Selling, general and
       administrative                         347,009            407,483            968,788          1,325,158
     Non-cash compensation (Note 7)         3,739,267                 --          3,739,267            445,000
                                         ------------       ------------       ------------       ------------
                                            4,549,820            886,054          5,996,618          3,404,218
                                         ------------       ------------       ------------       ------------
Operating loss                             (4,619,127)          (727,954)        (5,850,580)        (2,979,519)
                                         ------------       ------------       ------------       ------------
Other income (expenses):
     Gain on sale of technology                    --                 --            250,000                 --
     Interest income                                2                 45                102              3,764
     Interest expense                         (40,875)           (12,970)           (96,711)           (19,455)
     Non-cash interest expense
       related to notes payable
       (Notes 4 and 8)                       (382,059)           (20,500)          (995,651)          (320,302)
                                         ------------       ------------       ------------       ------------
                                             (422,932)           (33,425)          (842,260)          (335,993)
                                         ------------       ------------       ------------       ------------
Net loss                                 $ (5,042,059)      $   (761,379)      $ (6,692,840)      $ (3,315,512)
                                         ============       ============       ============       ============

Basic and diluted loss
     per common share                    $      (0.12)      $      (0.02)      $      (0.16)      $      (0.09)
                                         ============       ============       ============       ============

Weighted average number of
  common shares outstanding
  during the period (Note 1)               43,387,466         39,134,034         40,844,879         37,485,732
                                         ============       ============       ============       ============


See accompanying summary of accounting policies and notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                     Nine Months Ended
                                                               February 29,      February 28,
                                                                  2000              1999
Increase (Decrease) in Cash and Cash Equivalents
Operating activities:
      Net loss                                                 $(6,692,840)      $(3,315,512)
      Adjustments to reconcile net loss
        to cash used in operating activities:
          Amortization and depreciation                            270,233           194,728
          Provision for inventory obsolescense                     100,000                --
          Common stock and warrants issued
              for services                                              --            94,971
          Non -cash interest expense related to
              convertible debentures, notes payable
              and warrants (Notes 4 and 6)                         995,651           365,472
          Amortization of debt issuance costs                           --            48,000
          Non -cash compensation expense                         3,739,267           445,000
          Gain on sale of technology                              (250,000)               --
          Changes in:
             Accounts receivable                                  (133,829)          136,220
              Inventories                                            3,022            43,033
              Prepaid and other assets                              75,950           (49,198)
              Accounts payable and accrued expenses               (774,537)          900,413
                                                               -----------------------------
Net cash used in operating activities                           (2,667,083)       (1,136,873)
                                                               -----------------------------
Investing activities:
      Purchase of property and equipment                           (33,014)         (273,096)
      Proceeds from sale of technology                             250,000                --
                                                               -----------------------------
Net cash provided by (used in) investing activities                216,986          (273,096)
                                                               -----------------------------
Financing activities:
      Proceeds from issuance of short term notes payable           410,000           247,500
      Proceeds from issuance of common stock under the
        investment agreement subject to recision                 2,409,596                --
      Proceeds from sale of accounts receivable                    142,000           207,000
      Principal payments on notes payable and
        long-term debt                                            (720,355)           (1,618)
      Proceeds from issuance of common stock
        and exercise of common stock warrants and options        3,174,329           371,431
                                                               -----------------------------
Net cash provided by financing activities                        5,415,570           824,313
                                                               -----------------------------

Net increase (decrease) in cash and cash equivalents             2,965,473          (585,656)

Cash and cash equivalents, beginning of period                      35,813           602,456
                                                               -----------------------------

Cash and cash equivalents, end of period                       $ 3,001,286       $    16,800
                                                               =============================

Supplemental Disclosure of Cash Flow Information:
      Convertible debentures, notes payable and accrued
         interest exchanged for common stock                   $   405,182       $   575,642
      Cash payments for interest                               $   102,137       $    19,455


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

LOSS PER SHARE

The Company has implemented Standard of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, basic loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding. Diluted loss per share is calculated as net loss divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options, common stock warrants, and debt convertible into common stock. Common stock options and warrants of 5,413,667 and 115,078 for the three months and 2,780,049 and 157,315 for the nine months ended February 29, 2000 and February 28, 1999, respectively, and debt convertible into none and 330,726 for the nine months ended February 29, 2000 and February 28, 1999, respectively, were not included in diluted loss per share for the periods as the effect was antidilutive due to the Company recording losses in each of those periods.

For the three and nine months ended February 29, 2000, 2,865,061 shares of the Company's common stock was not considered outstanding for diluted loss per share since the shares may be subject to rescission as a result of the potential violation of Section 5 of the Securities Act of 1933.

In addition, for the quarter ended February 28, 1999, 1,500,000 shares of common stock in escrow as of February 28, 1999 were not considered outstanding for diluted loss per share because theses shares were subject to an earnout agreement which had not yet been met.

SALE OF ACCOUNTS RECEIVABLE

The Company has adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A factoring line established by the Company with a bank enables the Company to sell selected accounts receivable invoices to the bank with full recourse against the Company. These transactions qualify for a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it may not redeem the invoices sold previous to the invoices being greater than 90 days past due. Under SFAS No.125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During the first nine months of fiscal 2000, the Company sold approximately $178,000 of its accounts receivable to a bank under a factoring agreement for approximately $142,000. During the first nine months of fiscal 1999, the Company sold approximately $259,000 of its accounts receivable to a bank under a factoring agreement for approximately $207,000. Pursuant to the provisions of SFAS No. 125, the Company reflected the transactions as sales of assets and established an accounts receivable from the bank for the retained amount less the costs of the transaction and less any

PATRIOT SCIENTIFIC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


anticipated future loss in the value of the retained asset. The retained amount was equal to 20% of the total accounts receivable invoice sold to the bank less 1% of the total invoice as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset was based on the payment history of the accounts receivable customer. As of February 29, 2000, there were no balances outstanding under the factoring line.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133, as extended by SFAS No. 137, is effective for fiscal periods beginning after June 15, 2000. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

3.  INVENTORIES

Inventories are stated at cost (determined primarily by the weighted average cost method which approximates cost on a first-in, first-out basis) not in excess of market value.

Inventories at February 29, 2000 and May 31, 1999, consist of the following:

                                        February 29, 2000       May 31, 1999
Component parts                             $ 409,834            $ 449,582
Work in process                                93,262               93,262
Finished goods                                159,715              122,989
                                            ---------            ---------
                                              662,811              665,833
Reserve for obsolescence                     (516,000)            (416,000)
                                            ---------            ---------
                                            $ 146,811            $ 249,833
                                            =========            =========

4. NOTES PAYABLE

During the three and nine months ended February 29, 2000, the Company paid off short term loans aggregating $644,000 and $719,000, respectively, with a group of individual investors, one of which was a major shareholder in the Company. In addition, an additional $289,000 of short term loans with the group of individual investors was converted into the Company's common stock during the three and nine months ended February 29, 2000. During the nine months ended February 29, 2000, the Company borrowed $410,000 from the same group of investors with original terms of typically four months and interest rates of 10%.

In addition to the interest on the loans, warrants exercisable for three years were issued to investors at exercise prices ranging from $.25 to $1.12 which was equal to the market price of the common stock on the date of the issuances. During the nine months ended February 29, 2000, warrants to purchase 1,338,342 common shares of the Company were issued related to the $410,000 short term loans placed during the nine months and warrants to purchase 2,443,447 common shares of the Company were issued to the individual investors to extend the due dates of their short term loans. These warrants were valued using the Black-Scholes model and the value of $985,437 was reflected as a discount to the debt and was amortized over the life of the debt. In the third quarter and first nine months of fiscal 2000, $382,059 and $995,651, respectively, of the debt discount was amortized and reflected as non-cash interest expense.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.   INVESTMENT AGREEMENT

In February 1999, the Company entered into an investment agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitled the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $5 million from time to time during a three-year period through February 24, 2002, subject to certain conditions including (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares which could be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz could purchase the common stock from the Company at a discount ranging from 10% to 20% depending on the price of the common stock. In addition to the common stock purchased, Swartz received warrants to purchase an additional 15% of the common stock equal to 110% of the market price as determined during the pricing period, subject to further semi-annual adjustments if the price of the common stock goes down.

In July 1999, the Company amended and restated the investment agreement with Swartz to eliminate the discretion of Swartz as to the timing of its purchase of the Company's common stock. The amended and restated investment agreement required Swartz, after the Company put shares of common stock to it, to purchase the Company's common stock on the twentieth day following the put. The previous agreement enabled Swartz, in its sole discretion, to purchase the Company's common stock at any time during a twenty day period following the Company's put to it.

The registration statement went effective on October 5, 1999. The Company put 780,460, 1,784,640 and 4,449,696 shares of its common stock to Swartz with effective closing dates of November 30 and December 27, 1999 and February 10, 2000. As a result of an increase in the market price and trading volume of the Company's common stock, the Company completed the $5 million placement of shares with the February 10, 2000 closing. The total number of shares placed with Swartz was 13.9% of the total number of shares outstanding at February 29, 2000 or 7,014,796 common shares at prices ranging from $0.248 to $0.9775. The average price per share paid by Swartz was $0.71 compared to the average closing price during the twenty day pricing periods of $1.34 per share.

An additional 1,052,219 shares of common stock at exercise prices ranging from $0.341 to $1.265 are issuable to Swartz upon the exercise of warrants issued under the investment agreement. None of the warrants had been exercised as of February 29, 2000.

6.    COMMON STOCK SUBJECT TO RESCISSION

In April 1999, the Company sold 400,000 shares of its common stock to two individuals for an aggregated amount of $75,000; in June 1999, the Company issued 397,205 shares of its common stock to an institutional investor upon the conversion of a short term note plus accrued interest in the amount of $116,182; and during the nine months ended February 29, 2000, the Company issued 7,014,796 shares of its common stock under the investment agreement (see note 5) for $5,000,000. These sales occurred after the filing of a registration statement for the public resale of shares sold under the investment agreement; and, therefore, the Company may have violated Section 5 of the Securities Act of 1933. As the shares may have been sold in violation of Section 5, the investors, at their option, may have the right, for up to one year after the purchase of the common stock, to rescind their purchases. The investor losses this ability to rescind during this one year period if he resells the common stock at a profit. At February 29, 2000, a total of 4,946,940 of the above common shares had been sold by the investors at a profit and 2,865,061 shares were held by the investors and remained subject to rescission. Therefore, the above shares which were retained by the investors as of February 29, 2000 are reported separately from stockholders' equity in the accompanying consolidated balance sheet. At the conclusion of the recision period or on the profitable sale by the investors previous to the conclusion of the recision period, these shares will be reclassified to stockholders' equity. In addition, the Company and certain officers and directors of the Company may be subject to civil and criminal penalties for potential violation of either or both Section 5 of the Securities Act of 1933 and applicable state law as a result of these sales. Management believes that the possibility of damages related to these potential violations of Section 5 of the Securities Act of 1933 is remote and that such potential violations will have no material impact on the Company's financial statements.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the nine months ended February 29, 2000:

                                                              Common
                                                              Shares           Dollars
Balance June 1, 1999                                         39,563,915      $22,879,845
Exercise of stock options                                     1,624,774          254,970
Exercise of purchase warrants                                   947,827          328,955
Sale of stock through equity line of credit                   4,549,735        2,590,404
Conversion of short term debt to stock                        1,440,062          405,182
Non-cash compensation                                                --        3,739,267
Value of warrants issued in connection with
  debt recorded to additional paid-in capital (Note 4)               --          825,425
                                                            -----------      -----------
Balance February 29, 2000                                    48,126,313      $31,024,048
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

During the nine months ended February 28, 1999, 1,000,000 shares were earned as a result of the arrangement and $445,000 was charged to compensation costs in that period. At February 29, 2000, 1,500,000 additional shares remain in escrow that have been earned and charged to compensation costs but have not been released pending the outcome of a lawsuit between the Company, nanoTronics and the Fish Family Trust as discussed in Note 9. Upon the resolution of the lawsuit, the remaining shares held in escrow will either be released to the Falk Family Trust, used either partially or in their entirety as a means of settling the lawsuit, or be returned to the Company.

Non-cash compensation expense of $3,739,267 was recorded in the nine months ended February 29, 2000 as a result of the Company providing employees and directors the option of exercising their stock options using a cashless exercise provision. Generally accepted accounting principles requires that such exercises must be recorded using variable exercise provisions which reflect the total market value of the exercise as though it were additional compensation. Since no cash is exchanged in the transaction, a like amount was recorded as additional paid-in capital.

On October 5, 1999 the Company repriced 1,242,666 options to the then current market price of $0.32.At February 29, 2000, the Company had 130,000 options outstanding pursuant to its 1992 ISO Stock Option Plan exercisable at $0.32 per share expiring in 2001. The Company had 35,753 options outstanding pursuant to its 1992 NSO Stock Option Plan exercisable at $0.18 per share expiring in 2001. The Company also had 1,272,666 options outstanding pursuant to its 1996 Stock Option Plan exercisable at a range of $0.32 to $1.41 per share expiring beginning in 2001 through 2004. Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

At February 29, 2000, the Company had warrants outstanding exercisable into 4,984,386 common shares at exercise prices ranging from $0.25 to $1.25 per share expiring beginning in 2000 through 2005.

8. 5% CONVERTIBLE TERM DEBENTURES

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


As of May 31, 1999, the Debentures had been fully converted into 6,069,345 common shares of the Company. In addition, as of February 29, 2000, the investors had exercised warrants to purchase 867,222 common shares of the Company.

Convertible debt instruments which were convertible at a discount to market were accounted for by treating such discount as additional interest expense. The Company computed the amount of the discount based on the difference between the conversion price and fair value of the underlying common stock on the dates the Debentures were issued. During the nine months ended February 28, 1999, $147,946 was expensed under the caption "Non-cash interest expense."

9.  CONTINGENCY

In October 1998, the Company was sued in the District Court for Travis County, Texas by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. The Company had the suit removed to the United States District Court for the Western District of Texas, Austin Division, and requested the Federal District Court to dismiss the suit based on lack of minimum contacts with Texas or, in the alternative, to transfer the case to the Southern District of California. In January 1999, the Federal District Court dismissed the suit for lack of subject matter and personal jurisdiction. The Fish Family Trust then refiled the suit in the Superior Court of San Diego County, California seeking remedies similar to the Federal District Court dismissed action. In March 1999, the Company joined with nanoTronics and Gloria Felcyn and filed its response and cross-complaint against the Fish Family Trust. In February 2000, the judge confirmed her ruling in favor of the defendants on the counts related to the judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. The judge did rule that another issue, the defendants failure to timely issue shares of the Company's common stock to the Fish Family Trust as a result of the Fish Family Trust's ownership in nanoTronics, may have merit and could potentially go to trial if the parties do not settle this last remaining item. The Company and the other defendants continue to vigorously contest the plaintiff's remaining allegation. Management believes that it is unlikely that the outcome of this last matter would have a material impact on the financial position or cash flows of the Company.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

        Net sales. Total net sales for the third fiscal quarter ended February 29, 2000 decreased 46.2% to $146,076 from $271,525 for the corresponding period of the previous fiscal year. This decrease was due to a reduction in follow-on shipments for the Company's matured communication products, several that are approaching the end of their life cycles, coupled with a reduction in license fee income. Development and sales of new communications products have not achieved a level to replace the maturing products. The Company anticipates this trend in communication product revenue to continue since many of the communication products are approaching the end of their life cycles and its efforts are being focused on the microprocessor product line. Also, in the third fiscal quarter of the previous year the Company received $90,000 from the sale of a microprocessor license. There was no similar revenue during the current fiscal quarter.

        Cost of sales. Cost of sales as a percentage of net sales increased to 147.4% in the third fiscal quarter ended February 29, 2000 compared to 41.8% for the corresponding period of the previous fiscal year. This significant increase was due to a $100,000 increase in the reserve for obsolescence for inventory that had been used in the communication product line. As a result of the decreased activity in the communications product revenue, the likelihood of realizing the value of this inventory has been reduced. The fixed manufacturing overhead being allocated to a smaller revenue base and the impact of the microprocessor license sale discussed above (which had no associated costs) also contributed to the increase in the cost of sales as a percentage of net sales percentage.

        Research and development expenses decreased 3.1% from $478,571 for the third fiscal quarter ended February 28, 1999 to $463,544 for the third fiscal quarter ended February 29, 2000. This decrease was due primarily to a reduction in costs related to licensed software support and update fees.

        Selling, general and administrative expenses decreased 14.8% to $347,009 for the third fiscal quarter ended February 29, 2000 compared to $407,483 for the third fiscal quarter ended February 28, 1999. This decrease was due primarily a reduction in personnel and consulting costs for the third quarter ended February 29, 2000.

        Non-cash compensation expense of $3,739,267 was recorded in the third fiscal quarter ended February 29, 2000 as a result of the Company providing employees and directors the option of exercising their stock options using a cashless exercise provision. Generally accepted accounting principles require that such exercises must be recorded using variable exercise provisions which reflect the total market value of the exercise as though it were additional compensation. Since no cash is exchanged in the transaction, a like amount is recorded as additional paid-in capital.

        Other (expense) increased significantly for the third fiscal quarter ended February 29, 2000, ($422,932), compared to ($33,425) for the corresponding period of the previous fiscal year. This increase resulted primarily from the recognition in the third fiscal quarter ended February 29, 2000 of $382,059 of non-cash interest related to the amortization of the debt discount as discussed in Note 4 compared to $20,500 of non-cash interest related to the discount on convertible term debentures for the corresponding period of the previous fiscal year. Also interest expense on short-term notes payable increased to approximately $40,000 from $13,000 for the corresponding period of the previous fiscal year.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

        Net sales. Total net sales for the nine months ended February 29, 2000 decreased 47.2% to $584,984 from $1,108,022 for the corresponding period of the previous fiscal year. Of this decrease, approximately $355,000 was due to a decrease in follow-on shipments for the Company's matured communication products several of which are approaching the end of their life cycles. Development and sales of new communications products have not achieved a level to replace the maturing products. The Company anticipates this trend in communication product revenue to continue since many of the communication products are approaching the end of their life cycles and its efforts are being focused on the microprocessor product line. In addition, during the nine months ended February 28, 1999 the Company recognized sales of $211,000 related to the non-recurring engineering efforts on a kiosk application. These decreases were partially offset by an increase in communications product line royalties and license fees from the microprocessor product line.

        Cost of sales. Cost of sales as a percentage of net sales increased to 75.0% in the nine months ended February 29, 2000 compared to 61.7% for the corresponding period of the previous fiscal year. This increase was the result of the increase in the inventory obsolescence reserve discussed above partially offset by the impact of royalty and license fee revenue during the nine months ended February 29, 2000 not adding to the cost of sales since they had no associated costs. Also, the profit margins on the kiosk order revenue recognized during the nine months ended February 28, 1999 were lower than normal profit margins resulting in a higher cost of sales percentage for that period.

        Research and development expenses decreased 21.1% from $1,634,060 for the nine months ended February 29, 1999 to $1,288,563 for the nine months ended February 29, 2000. This decrease was due primarily to a reduction in costs related to licensed software support and update fees and a reduction in the costs related to porting software to the microprocessor.

        Selling, general and administrative expenses decreased 26.9% to $968,788 for the nine months ended February 29, 2000 compared to $1,325,158 for the nine months ended February 28, 1999. This decrease was due primarily to a reduction in personnel costs for the nine months ended February 29, 2000 and a reduction in expenses related to financings.

        Non-cash compensation expense of $3,739,267 was recorded in the nine months ended February 29, 2000 as a result of the Company providing employees and directors the option of exercising their stock options using a cashless exercise provision. Generally accepted accounting principles require that such exercises must be recorded using variable exercise provisions which reflect the total market value of the exercise as though it were additional compensation. Since no cash is exchanged in the transaction, a like amount is recorded as additional paid-in capital. Non-cash compensation expense of $445,000 was recorded for the nine months ended February 28, 1999 to reflect the earnout from escrowed shares.

        Other (expense) increased by 150.7% to ($842,260) for the nine months ended February 29, 2000 compared to ($335,993) for the corresponding period of the previous fiscal year. This increase resulted primarily from the recognition in the nine months ended February 29, 2000 of $995,651 of non-cash interest related to the amortization of the debt discount as discussed in Note 4 compared to $320,302 of non-cash interest related to the discount on convertible term debentures for the corresponding period of the previous fiscal year, a gain of $250,000 on the sale of the gas plasma antenna technology during the nine months ended February 29, 2000, and a $77,256 increase in interest expense for the nine months ended February 29, 2000 related to short term notes .

LIQUIDITY AND CAPITAL RESOURCES

        At February 29, 2000, the Company had a working capital of $2,873,583 and cash and cash equivalents of $3,001,286. The Company has funded its operations primarily through the issuance of securities and debt financings. Cash and cash equivalents increased $2,965,473 during the nine months ended February 29, 2000 primarily as a result of the sale of common stock under the equity line of credit. The net cash used in operating activities was $2,991,264, additions to property and equipment were $33,014, and funds generated from debt and equity financings were approximately $6,318,000. Approximately $720,000 of the funds generated from debt and equity financings was used to extinguish short term debt. During the nine months ended February 29, 2000, accounts receivable increased $133,829 and accounts payable and accrued expenses, including accrued past due payroll taxes, decreased $774,537.

        The Company's current cash requirements to sustain its operations for the next twelve months through February 2001 are estimated to be $1,600,000. Management of the Company expects that these requirements will be provided by the current working capital. In addition, the Company has a $500,000 factoring agreement with its bank.

        The Company anticipates that it may require additional equipment, fabrication, components and supplies during the next twelve months to continue development of its technologies. Product introductions such as those currently underway for the PSC1000 may require significant inventory, product launch, marketing personnel and other expenditures that the Company can not currently estimate. Further, if expanded development is commenced or new generations of microprocessors are accelerated beyond its current plans, additional expenditures that the Company can not currently estimate, may be required. It is possible therefore, that higher levels of expenditures may be required than the Company currently contemplates resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise. The Company anticipates that revenues from the sale of the microprocessor and licenses of the microprocessor technology will generate additional resources to accelerate the marketing activity. Also, the Company is currently negotiating an expanded equity line of credit to meet these potentially higher level of expenditures.

POTENTIAL VIOLATION OF SECTION 5 OF THE SECURITIES ACT

        In April 1999, the Company sold 400,000 shares of its common stock to two individuals for an aggregated amount of $75,000; in June 1999, the Company issued 397,205 shares of its common stock to an institutional investor upon the conversion of a short term note plus accrued interest in the amount of $116,182; in November 1999 through February 2000, the Company issued 7,014,796 shares of its common stock under the investment agreement for $5,000,000. The Company also issued warrants for 1,052,219 shares of its common stock related to the November 1999 through February 2000 puts under the investment agreement. These sales occurred after the filing of a registration statement for the public resale of shares sold under the investment agreement; and, therefore, by making these sales the Company may have violated Section 5 of the Securities Act. In July 1999, the Company amended and restated the investment agreement with Swartz to eliminate the discretion of Swartz as to the timing of its purchase of its common stock. The amended and restated investment agreement requires Swartz, after the Company puts shares of common stock to it, to purchase its common stock on the twentieth day following the put. The previous agreement enabled Swartz, in its sole discretion, to purchase the Company's common stock at any time during a twenty day period following the Company's put to it. By entering into the amended and restated investment agreement, the Company completed its sale of common stock to Swartz. Since this private sale to Swartz occurred after the Company filed its registration statement, the Company may have sold securities to Swartz in violation of Section 5 of the Securities Act. As the shares may have been sold in violation of Section 5, the investors, at their option, may have the right, for up to one year after the purchase of the common stock, to rescind their purchases. The investor losses this ability to rescind during this one year period if he resells the common stock at a profit. At February 29, 2000, a total of 4,946,940 of the above common shares had been sold by the investors at a profit and 2,865,061 shares were held by the investors and remained subject to rescission. In addition, Patriot and certain officers and directors of Patriot may be subject to civil and criminal penalties for potential violation of either or both Section 5 of the Securities Act and applicable state law as a result of these sales. Management believes that the possibility of damages related to these potential violations of the Securities Act is remote and that such potential violations will have no material impact on its financial statements. See Note 8 to the Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133, as extended by SFAS No. 137, is effective for fiscal periods beginning after June 15, 2000. The Company believes the adoption of this statement will have no material impact on its financial statements.

YEAR 2000 COMPLIANCE

        Many older computer programs used only two digits to identify a year in the date field, with the result that data referring to the year 2000 and subsequent years could have been misinterpreted by these programs. If present in the computer applications of a company or third parties (such as customers, financial institutions, and suppliers) and not corrected, this problem could have caused computer applications to fail or to create erroneous results and could have caused a disruption in operations and had an adverse effect on a company's business and results of operations.

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

        The microprocessor continues to be the Company's primary development focus. The Company has completed development of a 0.35 micron version of the PSC1000 which has resulted in increased processing speed and performance. In addition, the Company is running Sun Microsystems's personalJava and Wind River's VXWorks operating system on the PSC1000. The PSC1000 executes Java very efficiently, and is the price/performance leader in the Java processor marketplace. This enhancement is expected to increase potential market opportunities in areas such as TV set top boxes, smart phones, PDAs, network computers, and other Internet related products.

        The Company sold its gas plasma antenna technology in August 1999.

        The Company is focusing its sales efforts on original equipment manufacturers, system integrators, and Internet service providers for both the microprocessor and communication products.

        The Company has experienced in the past and may experience in the future many of the problems, delays and expenses encountered by any business in the early stages of development, some of which are beyond the Company's control. The Company has limited operating history, has incurred significant cumulated losses, has only recently commenced marketing and sales of its products and has not achieved a profitable level of operations. There can be no assurance of future profitability. The Company may require additional funds in the future for operations or to exploit its technologies. There can be no assurance that any funds required in the future can be generated from operations or that such required funds will be available from other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would therefore have a material adverse effect on the Company's business. Further there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on existing shareholders of the Company. The Company's technologies are in various stages of development. The Company's PSC1000 is in the first stages of production. There can be no assurance that any of the technologies in development can be completed to commercial exploitation due to the inherent risks of new technology development limitations on financing, competition, obsolescence, loss of key technical personnel and other factors. The Company's development projects are high risk in nature, where unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in determination that further development is unfeasible. There can be no assurance that the technologies, if completed, will achieve market acceptance sufficient to sustain the Company or achieve profitable operations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In October 1998, the Company was sued in the District Court for Travis County, Texas by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. The Company had the suit removed to the United States District Court for the Western District of Texas, Austin Division, and requested the Federal District Court to dismiss the suit based on lack of minimum contacts with Texas or, in the alternative, to transfer the case to the Southern District of California. In January 1999, the Federal District Court dismissed the suit for lack of subject matter and personal jurisdiction. The Fish Family Trust then refiled the suit in the Superior Court of San Diego County, California seeking remedies similar to the Federal District Court dismissed action. In March 1999, the Company joined with nanoTronics and Gloria Felcyn and filed its response and cross-complaint against the Fish Family Trust. In February 2000, the judge confirmed her ruling in favor of the defendants on the counts related to the judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. The judge did rule that another issue, the defendants failure to timely issue shares of the Company's common stock to the Fish Family Trust as a result of the Fish Family Trust's ownership in nanoTronics, may have merit and could potentially go to trial if the parties do not settle this last remaining item. The Company and the other defendants continue to vigorously contest the plaintiff's remaining allegation. Management believes that it is unlikely that the outcome of this last matter would have a material impact on the financial position or cash flows of the Company.

ITEM 2. CHANGES IN SECURITIES

               RECENT ISSUANCE OF WARRANTS. The following table shows warrants convertible into common stock of the Company which have been issued to private investors. The table includes the date the warrant was granted, the number of shares issuable upon the exercise of the warrant, the exercise price of the warrant and the aggregate purchase price if the warrants are exercised. The Company offered these warrants in consideration of the private investors either entering into a short-term loan with the Company, typically for a period of four months, or for extending the term of the short-term loan, typically for either one or four months. The Registrant issued these warrants without registration under the Securities Act of 1933, as amended; and exemption for such issuance without registration under the Act is claimed in reliance upon the exemption provided by Section 4(2) thereof on the basis that such issuances were transactions not involving any public offering. Appropriate precautions against transfer will be made when and if the warrants are converted into common shares of the Company, including the placing of a restrictive legend on all certificates evidencing such securities. All such issuances were effected without the aid of underwriters, and no sales commissions were paid.

                                                                           Number of                        Aggregate
                                                                            Shares         Exercise         Purchase
           Name                                      Date of Grant         Issuable         Price            Price
           ----                                    ------------------      ---------      -----------      ---------
Castle Creek Technology Partners,
LLC                                                August 21, 1999            60,000      $      0.59      $  35,400
                                                   October 5, 1999            58,667      $      0.32      $  18,773

James C. and Josephine M. Zolin                    July 8, 1999               71,429      $      0.32      $  22,857
                                                   August 27, 1999           234,285      $0.25-$0.32      $  60,971
                                                   October 13, 1999          100,000      $      0.25      $  25,000
                                                   October 19, 1999          215,000      $      0.25      $  53,750
                                                   November 8, 1999           80,000      $      0.25      $  20,000
                                                   November 14, 1999         100,000      $      0.25      $  25,000
                                                   December 29, 1999          30,000      $      0.40      $  12,000

                                                                           Number of                        Aggregate
                                                                            Shares         Exercise         Purchase
           Name                                      Date of Grant         Issuable         Price            Price
           ----                                    ------------------      ---------      -----------      ---------
Wayne Opperman                                     July 8, 1999               10,714      $      0.32      $   3,429
                                                   August 27, 1999           171,428      $0.25-$0.32      $  47,857
                                                   November 25, 1999          60,000      $      0.25      $  15,000
                                                   December 8, 1999           40,000      $      0.25      $  10,000

Richard D. Daniels                                 July 8, 1999              129,286      $      0.32      $  41,371
                                                   August 27, 1999           228,571      $0.25-$0.32      $  59,143
                                                   October 14, 1999          100,000      $      0.25      $  25,000
                                                   November 8, 1999          200,000      $      0.25      $  50,000
                                                   December 29, 1999          30,000      $      0.40      $  12,000

Robert Lewis, Jr                                   August 27, 1999            30,303      $      0.32      $   9,697
                                                   December 17, 1999          40,000      $      0.25      $  10,000

William J. Kalandros                               August 27, 1999            30,303      $      0.32      $   9,697
                                                   December 17, 1999          40,000      $      0.25      $  10,000

Victor Gabourel                                    August 27, 1999           100,000      $      0.25      $  25,000
                                                   September 10, 1999        100,000      $      0.25      $  25,000
                                                   October 14, 1999          100,000      $      0.25      $  25,000
                                                   October 15, 1999          100,000      $      0.25      $  25,000
                                                   November 1, 1999          100,000      $      0.25      $  25,000
                                                   November 19, 1999         200,000      $      0.25      $  50,000
                                                   December 29, 1999          15,000      $      0.40      $   6,000
                                                   January 10, 2000           15,000      $      1.12      $  16,800

Wayne J. Coulon                                    August 25, 1999            15,000      $      0.25      $   3,750
                                                   September 29, 1999         15,000      $      0.32      $   4,800

Gary Leikam                                        September 23, 1999        100,000      $      0.30      $  30,000

Arthur D. Kinane                                   August 25, 1999            15,000      $      0.25      $   3,750
                                                   October 29, 1999           15,000      $      0.25      $   3,750
                                                   November 30, 1999          15,000      $      0.25      $   3,750

Clifford E. Koerner                                August 27, 1999           100,000      $      0.25      $  25,000
                                                   December 30, 1999          15,000      $      0.40      $   6,000

Charles G. Moore                                   September 19, 1999        200,000      $      0.25      $  50,000

Fortney Revocable Living Trust                     October 3, 1999            38,462      $      0.32      $  12,308

Robert Wood                                        August 4, 1999             71,429      $      0.32      $  22,857
                                                   December 4, 1999          100,000      $      0.25      $  25,000

Al Eremita                                         August 17, 1999            28,571      $      0.32      $   9,143
                                                                           -----------------------------------------

                                                                           3,518,447                       $ 974,853

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - NONE

(b) Reports on Form 8-K - NONE


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PATRIOT SCIENTIFIC CORPORATION


Date: April 14, 2000                        By:     /s/ LOWELL W. GIFFHORN
                                                   -----------------------------
                                                   Chief Financial Officer

                                                   (Principal Financial and
                                                   Accounting Officer and duly
                                                   authorized to sign on behalf
                                                   of the Registrant)