Form 10KSB40
period 2000-05-31
PATRIOT SCIENTIFIC CORP
filed 2000-08-29
CIK 836564

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]                  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31, 2000

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

                                 (858) 674-5000
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.00001 par value
                         -------------------------------
                                (Title of Class)

Check whether the issuer (1 ) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $716,960

The aggregate market value of the voting stock held by non-affiliates of the registrant on August 25, 2000 was $33,902,405 based on a closing bid price of $0.66 as reported on the OTC Electronic Bulletin Board system.

At August 25, 2000, 51,367,281 shares of common stock, par value $.00001 per share (the registrant's only class of voting stock) were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

                                                                                Page
                                     PART I
ITEM 1.   Description of Business                                                 3
ITEM 2.   Description of Property                                                14
ITEM 3.   Legal Proceedings                                                      14
ITEM 4.   Submission of Matters to a Vote of Security Holders                    15

                                     PART II
ITEM 5.   Market for Common Equity and Related
            Stockholder Matters                                                  15
ITEM 6.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                  16
ITEM 7.   Financial Statements                                                   20
ITEM 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                                  20

                                    PART III
ITEM 9.   Directors, Executive Officers, Promoters and Control Persons;          21
            Compliance With Section 16(a) of the Exchange Act
ITEM 10.  Executive Compensation                                                 23
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management         26
ITEM 12.  Certain Relationships and Related Transactions                         27

ITEM 13.  Exhibits and Reports on Form 8-K                                       28

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, and we desire to take advantage of the "safe harbor" provisions thereof. Therefore, we are including this statement for the express purpose of availing ourselves of the protections of such safe harbor with respect to all of such forward-looking statements. The forward-looking statements in this Report reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the absence of significant revenues, a history of losses, no assurance that technology can be completed or that our completion will not be delayed, significant competition, the uncertainty of patent and proprietary rights, uncertainty as to royalty payments and indemnification risks, possible adverse effects of future sales of shares on the market, trading risks of low-priced stocks and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

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

           We are engaged in the development, marketing, and sale of patented microprocessor technology and the sale of high-performance data communication products. These products have applications in the Internet and computer, networking and telecommunications markets. We also own innovative radar technology. We sold our antenna technology in August 1999. Our strategy is to exploit our technologies through product sales, licensing, and strategic alliances.

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

           Effective May 31, 1994, we entered into an asset purchase agreement and plan of reorganization with nanoTronics Corporation located in Eagle Point, Oregon and Helmut Falk. We issued a total of 8,500,000 restricted common shares to nanoTronics to acquire certain microprocessor technology of nanoTronics. The technology acquired, the ShBoom technology, is being used to develop a sophisticated yet low cost microprocessor. 5,000,000 of the shares were issued on a non-contingent basis, and the remaining 3,500,000 shares were issued subject to the terms of an earnout escrow arrangement, which concluded on May 31, 1999.

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


BUSINESS

           ORGANIZATION AND CORPORATE DEVELOPMENT. Our business involves three technologies:

           -  PSC1000 microprocessor technology,

           -  high-speed data communications technology, and

           -  radar technology.

           The stages of development of the three major technologies is as follows:

           - PSC1000 microprocessor. This technology is generating minor amounts of revenue from the sale of evaluation boards, microprocessors and initial license fees related to the microprocessor application. We run the technology on a 0.35-micron microprocessor, which is in current production. We have ported the VxWorks operating system and the Sun Microsystems personalJava virtual machine to the microprocessor. Although we anticipate the microprocessor to be our main product line, it currently accounts for only 9% of our revenue.

           - High-speed data communications. Revenue from this technology is being generated primarily from mature communication products that are nearing the end of their life cycles. We have decided to concentrate our efforts on the PSC1000 microprocessor and have suspended our efforts to introduce new communication products to the market. Although the communications product line accounted for approximately 91% of our fiscal year 2000 revenue, we anticipate that the microprocessor will be our main product line in the future.

           - Radar and antenna. We sold the gas plasma antenna technology in August 1999. Our radar technology has not generated any revenue and we have suspended further development of this technology in order to concentrate our resources on the PSC1000 microprocessor.

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

           In reviewing our communication technology markets, we determined that we could not effectively compete in the ISDN (which stands for integrated services digital network, a high-speed method of transmitting data over the Internet) market. However, we continue to sell matured communication products to a select number of customers who have requirements for older generation products. We will continue to serve this sector of the market as long as doing so is cost beneficial and is not disruptive to our major product line, the PSC1000.

        INTERNET GROWTH AND THE EMERGENCE OF THE JAVA PROGRAMMING LANGUAGE. The Internet is a rapidly growing global web of computer networks. This "network of networks" allows computers connected to the Internet to "talk" to one another. The Internet provides organizations and individuals with new means to conduct business. Commercial uses of the Internet include business-to-business and business-to-consumer transactions, product marketing, advertising, entertainment, electronic publishing, electronic services and customer support. We believe that organizations will also increasingly use the Internet and private Intranet networks to improve communications, distribute information, lower operating costs and change operations. Use of the Internet has grown rapidly impacting computer hardware, software and peripheral industries. The rapid growth in popularity of the Internet is in part due to continuing penetration of computers and modems into U.S. households, growth of the informational, entertainment and commercial applications and resources of the Internet, the growing awareness of such resources among individuals, and the increasing availability of user-friendly navigational and utility tools which enable easier access to the Internet's resources.

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

           Since Java is designed to run on multiple types of devices and operating systems, it allows developers to write a program once for many types of operating systems, instead of having to write new versions for each type. Java does this by interpreting a program's commands into something that a particular type of computer can understand. This interpretive design runs programs slower than if they were tailored for each type of computer and is resulting in a need for specialized microprocessors and compilers to increase Java's speed.

           The growth of Java is causing a number of companies to consider it as a basis for a new style of computing tailored to the Internet and not encumbered by the limitations of, or requiring, traditional computer operating systems (such as Microsoft DOS). The concept is to design inexpensive access devices to communicate via the Internet. Major companies such as Oracle and Sun Microsystems, Inc. have made public announcements of such devices.

        SHBOOM MICROPROCESSOR TECHNOLOGY.

        General Background. In 1991, nanoTronics Corporation was formed and acquired the ShBoom technology, a base technology for an advanced microprocessor integrated on a single computer chip. nanoTronics subsequently engaged in substantial technical development and fabricated a first-generation microprocessor in early 1994.

           Since the acquisition of the ShBoom technology from nanoTronics, effective May 31, 1994, we have been engaged in correcting errors in the microprocessor design, adding additional technical features to further modernize the design, and improving and testing the new design. We initially fabricated a prototype 0.8-micron microprocessor in late May 1996. The next generation of the PSC1000 family was a 0.5-micron microprocessor that was delivered in September 1997. The 0.5-micron microprocessor was employed in demonstrations for prospective customers and was shipped in limited numbers to customers as an embedded microprocessor. The latest generation, which is in production, is a 0.35-micron microprocessor and features reduced size and improved performance. We are currently contemplating, but have not expended funds, on future enhancements and generations or modifications of microprocessors employing the ShBoom technology.

           Industry Background. The semiconductor logic market has three major sectors:

                       -  standard logic products,

                       -  application specific standard products, and

                       -  application specific integrated circuits.

           Standard logic products, such as the Intel's X86 and Pentium and Motorola's 680X0 microprocessor families, are neither application nor customer specific. They are intended to be utilized by a large group of systems designers for a broad range of applications. Because they are designed to be used in a broad array of applications, they may not be cost effective for specific applications. Application specific integrated circuits are designed to meet the specific application of one customer. While cost effective for that application, application specific integrated circuits require large sales volumes of that application to recover their development costs. Application specific standard processors are developed for one or more applications but are not generally proprietary to one customer. Examples of these applications include modems, cellular telephones, wireless communications, multimedia applications, facsimile machines and local area networks. We have designed our microprocessor to be combined with application specific software to serve as an embedded control product for the application specific standard processor market sector.

           Application specific standard processors are typically used in embedded control systems by manufacturers to provide an integrated solution for application specific control requirements. Such systems usually contain a microprocessor or microcontroller, logic circuitry, memory and input/output circuitry. Electronic system manufacturers combine one or more of these elements to fit a specific application. The microprocessor provides the intelligence to control the system. The logic circuitry provides functions specific to the end application. The input/output circuitry may also be application specific or an industry standard component. The memory element, if not on the microprocessor, is usually a standard product used to store program instructions and data. In the past, these functions have been executed through multiple integrated circuits assembled on a printed circuit board. The requirements for reduced cost and improved system performance have created market opportunities for semiconductor suppliers to integrate some or all of these elements into a single application specific standard processor or chip set, such as the PSC1000 family of microprocessors which are based on the ShBoom architecture. The PSC1000 family provides close integration of the microprocessor and input/output function with the logic circuitry, thereby providing an advanced application specific standard processor.

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

           Microprocessors are generally available in 4-bit through 64-bit architectures, which refers to the amount of data they can process. 4-bit microprocessors are relatively inexpensive, typically less than $1.00 each. Although they lack certain performance and features, they account for more than 40% of worldwide microcontroller volume. Also in general use today are 8-bit architectures, generally costing $1.00 to $10.00 each and accounting for an additional 40% of worldwide microcontroller volume. To date 16-bit, 32-bit and 64-bit architectures, with typical costs of over $10.00 each, have offered very high performance, but are generally considered to be expensive for high-volume embedded control applications. The use of 16-bit, 32-bit and 64-bit architectures offers fewer internal limitations, making programming easier and providing higher performance. Although generally more expensive per unit and requiring more support logic and memory, these devices offer many advantages for more sophisticated embedded control systems.

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

           The 0.8-micron microprocessor was designed to operate at a speed of 50Mhz; the 0.5-micron microprocessor at a speed of 100Mhz; and the 0.35-micron microprocessor at 150MHz. They are all compatible with a wide range of memory technology from low cost dynamic random access memory to high-speed static random access memory. The microprocessors can be packaged in various surface-mount and die-form packaging. There can be no assurance that the designed speed will be achieved with production models of the 0.5 or 0.35-micron microprocessors or future versions or that all of the desired functions will perform as anticipated.

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

           The PSC1000 Microprocessor as a Java Processor. We believe the PSC1000 microprocessor architecture is capable of being an efficient and cost effective Java programming language processor, because Java is designed to run on a stack-oriented architecture and the stack-oriented ShBoom architecture executes the virtual stack machine internal to Java efficiently. Many Java operation codes or instructions require only a single 8-bit PSC1000 family instruction to be executed, providing a performance advantage over other more expensive processors that require six or more 32-bit instructions to do the same task. This feature allows the execution of Java programs with increased speed and reduced code size thereby enabling lower system memory costs. In addition, the incorporation of many on-chip system functions is expected to allow the PSC1000 family to perform most of the other functions required of an Internet computer device or Java accelerator, thereby eliminating components. Since Internet computers are designed to be inexpensive appliances for Internet access, cost, speed and performance are expected to be key requirements for designers. We believe the ShBoom technology can compete favorably on the basis of such requirements, although there can be no assurance we can successfully exploit Java related applications or that competitors will not create superior Java processors.

           We have ported the Java operating environment to the PSC1000 family, which currently uses the C programming language for software support. We are a licensee of Sun Microsystems Inc. This enables us to develop and distribute products based on Sun's personalJava, a platform on which to run Java applications. We have also licensed from Wind River an operating system, VXWorks, and entered into a relationship with Forth Inc. whereby Forth will provide software support and operating system development tools for the Forth Programming language. We expect that successful implementation of this software should result in a microprocessor which is competitive in the Java virtual machine and embedded applications markets. We believe that, if the implementation is successfully completed, the PSC1000 family will be competitive with Java microprocessors announced by competitors. However, there can be no assurance of successful implementation of this package of software or of a market for a PSC1000 family Java microprocessor.

           Stage of Development. In early 1994, nanoTronics initiated production of a first generation of wafers at a contract fabrication facility using 6 inch wafers employing 0.8-micron double-metal CMOS technology. After the May 31, 1994 acquisition, we improved the original design, added new features and performed simulations and tests of the improved designs. In October 1995, a run of six wafers of second generation 0.8-micron microprocessors was fabricated by a contract fabrication facility. Subsequently, we tested these microprocessors, while completing a C computer language compiler and preparing application development tools. The compiler and application development tools are necessary to enable system designers to program the PSC1000 family for specific applications. We made corrections to the design suggested by the testing of prototype units and produced an additional run of second generation microprocessors from remaining wafers in May 1996. In July 1996, we employed these microprocessors in demonstration boards for use by developers and prospective customers and licensees.

           In December 1997, we completed development of and started shipping a 0.5-micron microprocessor based on the PSC1000 technology and found that 0.5-micron double-metal CMOS technology improved operating speed, reduced power requirements, reduced physical size and reduced fabrication cost. In May 1998, we began a production run of a 0.35-micron microprocessor that further increases operating speed and cost performance over the previous generations of the PSC1000 family of microprocessors.

           At each stage of development, microprocessors require extensive testing to ascertain performance limitations and the extent and nature of errors
(bugs), if any. When significant limitations or errors are discovered, additional rounds of design modifications and fabrication are required prior to having functional and demonstrable microprocessors for prospective customers and licensees. Although our 0.5 and 0.35-micron microprocessors have been sent to prospective customers in anticipation of production orders, there can be no assurance that we, during our continued testing of these products, will not identify errors requiring additional rounds of design and fabrication prior to commercial production. Additional delays could have an adverse effect on the marketability of our technology and financial condition.

           We have developed marketing materials, product manuals and application development tools for use by licensees and customers. The manuals and tools are necessary to enable system designers to quickly and easily program the PSC1000 family for specific applications.

           We believe that the PSC1000 family is ready for licensing or sale and that any additional changes encountered in current testing will be minor and can be made during subsequent production runs of PSC1000 family microprocessors for customers, when and if orders are obtained. We also believe the ShBoom core technology is ready for licensing for use by others to develop custom multiple function microprocessors. An initial licensing agreement was entered into in December 1998. This agreement established a library arrangement with Venture System LSI Assist Center, (or VSAC), a Japanese quasi-governmental unit. VSAC allows our core license to be made available to qualified Japanese entities for their evaluation and review. To be qualified, the Japanese entity must have total capital of less than 100 million yen, have less than 300 employees, and be a Japanese legal entity. Every qualified company that attains a volume of 1,000 units must enter into a sub-license agreement with us.

           Business Strategy. The increasing demand for embedded control has made the market for microprocessors one of the largest segments of the semiconductor logic market. This demand will drive the need for embedded processors. Our strategy does not entail competing directly with suppliers who have multiple microprocessor types addressing all parts of the embedded systems market, but on identifying certain market niches that the PSC1000 would best address due to its low cost, low power consumption and ability to run Java efficiently.

           Because of the above factors, we intend to focus the majority of our efforts on the Java microprocessor business, a new but relatively unpenetrated market without an established base of microprocessor products and for which we believe the PSC1000 has desirable technical and market advantages.

           We believe that the ShBoom architecture is suited for controller applications requiring high performance and low system cost, such as cell phones, printers, video terminals, robotics, motion controllers, industrial controllers, digital communication devices, video games, kiosks, cable and satellite modems and TV set top boxes. We expect that early licensing of the technology and product applications will focus on embedded control.

           We have appointed eight international distributors for foreign markets. We also have a full-time Vice President of Sales and Marketing to lead marketing of the PSC1000 family and have recently filled a newly created position for Business Development.

           We believe the appropriate approach for us initially lies in a balanced effort of cultivating licensees and developing specific product enhancement partnerships, producing original equipment manufactured products, and providing technical support to third parties on a contract basis. The overall balance of these approaches will be monitored and modified as we attempt to ascertain and capitalize on the highly dynamic and competitive embedded microprocessor market. There can be no assurance that we can successfully exploit our PSC1000 microprocessor technology.

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

           Initial fabrications of the 0.8-micron and 0.5-micron processors were performed by contract fabrication facilities. The 0.35-micron microprocessor is being fabricated by a contract fabrication facility that has agreed to provide production quantities for our customers. There can be no assurance fabrication facilities will be available to produce the PSC1000 family in the future. However, since there are a large number of fabrication facilities with the capability to produce the PSC1000 family of microprocessors, we believe microprocessors can be produced on a contract basis. Industry shortages of fabrication facilities that may exist and are predicted to exist in the future are generally limited to the more demanding architectures. If a shortage of fabrication facilities develops, it could have a material adverse effect on our financial condition.

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

           A new entrant, such as ours, is at a competitive disadvantage compared to these and other established producers. A number of factors contribute to this, including:

           -  the lack of product performance experience,

           - lack of experience by customers in using application development systems,

           -  no record of technical service and support, and

           -  limited marketing and sales capabilities.

           HIGH SPEED DATA COMMUNICATIONS PRODUCTS.

           General Background. Starting in fiscal 1995, we initiated the development of a computer compatible plug-in card allowing high-speed, cost-effective digital ISDN access to the Internet and other networks. In December 1996, we acquired 96.9% of Metacomp to increase our capabilities to include engineering, assembly, marketing and distribution. The acquisition of Metacomp expanded the product line and added high-speed data communications revenue and a customer base.

           Metacomp, founded in 1978, was a high technology company that designed, assembled, and sold a wide range of high performance data and telecommunications solutions for wide area networking and high-speed data communications requirements.

           The business combination with Metacomp was treated as a pooling-of-interests, and the Metacomp product line was combined with our ISDN product. In addition to ISDN products, we also provide matured, high speed communication products that are customized to meet the customer's specific needs. This is done via software tailored for each customer. These products are often used by businesses for wide area network applications or other high speed industrial communication systems.

           Communications Products. The communication products that we continue to support are:

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

           Our product strategy is to continue to provide data communication solutions to our existing customer base as long as it is beneficial and does not disrupt our primary product line, the PSC1000 family of microprocessors. We are no longer developing or commercializing new communication products.

           Production and Marketing Strategy. Our strategy is to have our high-speed data communication products manufactured on a sub-contract basis with, in some instances, final assembly at our facility. We test and distribute the products. In-house marketing manages the sales of our high-speed data communications products.

           Competition. There are a number of ISDN board-level products competitive to CyberShark offered by competitors including NetAccess, ISDN-tek, Inc., Zyxel, Digi International and U.S. Robotics. These companies have substantially greater resources than ours. Although not all of these companies offer personal computer plug-in card terminal adapters directly competitive with our product, additional direct competitors may introduce competitive products. For these reasons, we have curtailed new communication product development and will serve only our existing customer base as long as they have requirements for our matured communication products.

        RADAR AND ANTENNA TECHNOLOGY.

           General Background. During the period from 1980-1983, Mr. Elwood Norris, our founder and previous Chairman, developed a technique employing microwave radiation to penetrate the earth's surface. This radar technology relates to ground penetrating radar. This technology is one of many of a family of geophysical tools and sensing technologies that include seismic, electromagnetic, gravity, borehole sampling and other techniques. Ground penetrating radar is a technique for producing profiles of subsurface strata and features by emitting radar waves and recording the reflected signals.

           We commenced active development of our ground penetrating radar technology in April 1992. By May 1993, we were able to demonstrate the sensing, processing and crude visualization of images from our technology, and by May 1994 we had completed our prototype device. Since May 1994, we have focused our efforts and limited financial resources on the PSC1000 technology and communication products, effectively suspending development and marketing efforts related to ground penetrating radar.

           Gas Antenna Technology Description.

           We sold our gas plasma technology in August 1999.


           RESEARCH AND DEVELOPMENT. Our current development efforts are focused on improvement of and additional features for the PSC1000 family microprocessor. The development of this technology has taken longer than anticipated and could be subject to additional delays. Therefore, there can be no assurance of timely or successful marketing of the PSC1000 family.

           We incurred research and development expenditures of $1,581,206 for our fiscal year ended May 31, 2000 and $2,149,361 for the fiscal year ended May 31, 1999. The majority of our expenditures in fiscal 2000 and 1999 have been devoted to our PSC1000 technology. To date, we have expensed internal software development costs as incurred. We believe that technical advances are essential to our success and expect that we will continue to expend substantial funds on research and development of our technology. However, there can be no assurance that such research and development efforts will result in the design and development of a competitive technology in a timely manner.

           LICENSES, PATENTS, TRADE SECRETS AND OTHER PROPRIETARY RIGHTS. We rely on a combination of patents, copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect our proprietary technologies. Our policy is to seek the issuance of patents that we consider important to our business to protect inventions and technology that support our microprocessor technology.

           We have six U.S. patents issued and three U.S. patents pending, most dating back to 1989, on the ShBoom microprocessor technology. We have one ShBoom technology patent pending in five European countries and Japan and may file additional applications under international treaties depending on an evaluation of the costs and anticipated benefits that may be obtained by expanding possible patent coverage.

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

           Based on the asset purchase agreement and plan of reorganization between Patriot, nanoTronics and Mr. Falk, we were the recipients of a number of warranties and indemnities. We believe nanoTronics has been liquidated and, due to Mr. Falk's death in July 1995, we may be limited in our ability to obtain satisfaction should we have any future claims against nanoTronics or its successor, the Falk Family Estate.

        We have entered into the following licenses related to the microprocessor technology:

           - Sierra Systems. In June 1994, we entered into an agreement with Sierra Systems whereby we could provide the C programming language on the PSC1000. We currently provide development and evaluation boards with the C programming language.

           - Sun Microsystems Inc. In June 1997, we entered into an agreement with Sun Microsystems, Inc. which enabled us to develop and distribute products based on Sun's JavaOS technology. In June 1998, we exercised an option under that agreement to license from Sun, personalJava, a smaller platform on which to run Java applications that did not include an operating system. We determined that personalJava was better suited to the markets available to the PSC1000. We have ported personalJava to the PSC1000.

           - Wind River. In July 1997, we entered into an agreement with Wind River that provided us with a license for an operating system, VxWorks, to be used in conjunction with personalJava. We have ported VxWorks to the PSC1000.

           - Forth Inc. In July 1997, we entered into a license agreement with Forth Inc. whereby Forth will provide software support and operating system development tools for the Forth programming language. Several customers are evaluating the PSC1000 as a microprocessor using the Forth programming language.

           - VSAC. In December 1998, we entered into a licensing agreement with Venture System LSI Assist Center under which our core license was made available for evaluation and review by qualified Japanese companies. Certain companies attaining 1,000 unit volumes will be required to enter into sub-license agreements with us.

           We had one U.S. patent on our gas plasma antenna technology that was sold in August 1999.

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

           There can be no assurance that any patents will be issued from pending or future applications or that any patents that are issued will provide meaningful protection or other commercial advantages to us. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful.

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

           MARKETING AND DISTRIBUTION. Our products are marketed through a combination of direct sales and distributors. Approximate sales by principal geographic area (as a percentage of sales) for fiscal years ended May 31 were as follows:

                                               2000           1999
                                               ----           ----
           Domestic sales                       65%            68%
           Foreign sales
               Asia                              7%            14%
               Europe                           19%             9%
               North America                     9%             5%
               Other                            --              4%
                                               ---            ---

           Total sales                         100%           100%
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

           DEPENDENCE UPON SINGLE CUSTOMERS. Ten percent (10%) or more of our consolidated net sales for the fiscal years indicated were derived from shipments to the following customers:


                   2000             1999
                   ----             ----
Intermec         $137,000         $339,000
Sipex             138,000               --
Miel              127,000               --
VSAC                   --          159,000
Microcom               --          125,000


           All of the above sales were for communication products, except the sale to VSAC that was for a microprocessor license, and were shipped against multiple purchase orders from each customer.

           EMPLOYEES. We currently have twenty three full-time and one part-time personnel. Thirteen full-time persons are employed in research and development, four full-time persons are engaged in manufacturing and assembly, two full-time persons are engaged in marketing and four full-time and one part-time persons are engaged in general and administrative activities. We also engage additional consultants and part-time persons as needed from time to time.

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

        In July 2000, we entered into a purchase agreement whereby we plan to purchase a two-story, 12,760 square foot building which is under construction and anticipated to be completed and ready for occupancy in the second calendar quarter of 2001. The agreement is subject to us completing our due diligence and obtaining satisfactory financing on the completed building. The cost of the completed project is anticipated to be approximately $2,200,000 and we anticipate that, initially, we would rent out to third parties approximately one-half of the total space. We believe that the new facility will be adequate for our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

In October 1998, we were sued in the District Court for Travis County, Texas by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. We had the suit removed to the United States District Court for the Western District of Texas, Austin Division, and requested the Federal District Court to dismiss the suit based on lack of minimum contacts with Texas or, in the alternative, to transfer the case to the Southern District of California. In January 1999, the Federal District Court dismissed the suit for lack of subject matter and personal jurisdiction. The Fish Family Trust then refiled the suit in the Superior Court of San Diego County, California seeking remedies similar to the Federal District Court dismissed action. In March 1999, we joined with nanoTronics and Gloria Felcyn and filed our response and cross-complaint against the Fish Family Trust. In February 2000, the judge confirmed her ruling in favor of the defendants on the counts related to the judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. The judge did rule that another issue, the defendants failure to timely issue shares of Patriot's common stock to the Fish Family Trust as a result of the Fish Family Trust's ownership in nanoTronics, may have merit. In settlement of this last remaining issue, in August 2000, nanoTronics transferred to the Fish Family Trust approximately 2.9% of the common stock it held in Patriot subject to finalization of documentation. The judge's final ruling is subject to the normal appeals process. We believe that, if appealed, it is unlikely that the outcome would have a material impact on our financial position or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At our fiscal 1999 Annual Meeting of Shareholders held on April 28, 2000, the following members, constituting all the members, were elected to the Board of Directors: James T. Lunney, Lowell W. Giffhorn, Donald R. Bernier, Richard G. Blum, Frederick Thiel and Helmut Falk Jr.

The following proposals were approved at our Annual Meeting of Shareholders:

1. Proposal to increase the number of authorized shares of common stock to 100,000,000

       Votes For               Votes Against            Votes Abstaining
       ---------               -------------            ----------------
       47,165,125                782,396                    174,349

2. Appointment of BDO Seidman, LLP as our Independent Auditors

       Votes For               Votes Against            Votes Abstaining
       ---------               -------------            ----------------
       47,815,908                 102,660                    183,310

3. Election of Directors


Director                    Votes For         Votes Withheld
--------                    ---------         --------------
James T. Lunney            48,038,307         81,303

Lowell W. Giffhorn         48,043,307         76,039

Donald Bernier             48,052,001         67,609

Richard G. Blum            48,053,857         65,418

Frederick Thiel            48,055,957         64,218

Helmut Falk Jr             48,043,257         76,039



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


        The following table sets forth the high and low closing bid quotations for the Common Stock for the fiscal years ended May 31, 2000 and 1999.


                                                             BID QUOTATIONS
                                                             --------------
                                                            HIGH        LOW
        Fiscal Year Ended May 31, 2000
          First Quarter                                     $0.66      $0.37
          Second Quarter                                    $0.46      $0.29
          Third Quarter                                     $6.25      $0.34
          Fourth Quarter                                    $6.00      $1.16

        Fiscal Year Ended May 31, 1999
          First Quarter                                     $0.77      $0.41
          Second Quarter                                    $0.81      $0.38
          Third Quarter                                     $0.69      $0.25
          Fourth Quarter                                    $0.63      $0.25


       We have approximately 324 shareholders of record as of May 31, 2000. At August 18, 2000, there were 51,367,281 shares of Common Stock issued and outstanding. We have never paid a cash dividend on our Common Stock and do not expect to pay one in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Our results of operations have been and may continue to be subject to significant variations. The results for a particular period may vary due to a number of factors. These include:


           - the overall state of the semiconductor and communications segments of the economy,
           -   the development status of and demand for our products,
           -   economic conditions in our markets,
           -   the timing of orders,
           -   the timing of expenditures in anticipation of future sales,
           -   the mix of products sold by us,
           -   the introduction of new products,
           -   product enhancements by us or our competitors, and
           -   pricing and other competitive conditions.


RESULTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2000 AND 1999


        Net sales. Total net sales for the fiscal year ended May 31, 2000 decreased 36.8% to $716,960 from $1,134,545 for the fiscal year ended May 31, 1999. Of this decrease, approximately $333,000 was due to a decrease in follow-on shipments for our matured communication products, several of which are approaching the end of their life cycles. Development and sales of new communications products have not achieved a level to replace the maturing products. We anticipate this trend in communication product revenue to continue since many of the communication products are approaching the end of their life cycles and our efforts are being focused on the microprocessor product line. In addition, during the fiscal year ended May 31, 1999, we recognized sales of $50,000 related to the non-recurring engineering efforts on a kiosk application that subsequently did not materialize into a production order.

        Cost of sales. Cost of sales as a percentage of net sales increased to 101.1% in the fiscal year ended May 31, 2000 compared to 62.7% for the fiscal year ended May 31, 1999. $219,000 of the increase is a result of the increase in the reserve for obsolescence for inventory that had been used in the communication product line. As a result of the decreased activity in the communications product revenue, the likelihood of realizing the value of this inventory has been reduced. The fixed manufacturing overhead being allocated to a smaller revenue base also contributed to the increase in the cost of sales as a percentage of net sales percentage.

        Research and development expenses decreased 26.4% from $2,149,361 for the fiscal year ended May 31, 1999 to $1,581,206 for the fiscal year ended May 31, 2000. This decrease was due primarily to a reduction in costs related to licensed software support and update fees and a reduction in the costs related to porting software to the microprocessor.

        Selling, general and administrative expenses decreased 14.0% to $1,350,821 for the fiscal year ended May 31, 2000 compared to $1,570,058 for the fiscal year ended May 31, 1999. This decrease was due primarily to a reduction in personnel and consulting costs for the fiscal year ended May 31, 2000 and a reduction in expenses related to legal proceedings and financings.

        Non-cash compensation expense of $3,739,267 was recorded in the fiscal year ended May 31, 2000 as a result of employees and directors exercising their stock options using a cashless exercise provision. Generally accepted accounting principles require that such exercises must be recorded using variable exercise provisions which reflect the incremental difference between the exercise price and the market price on the date of exercise as though it were additional compensation. Since no cash is exchanged in the transaction, a like amount is recorded as additional paid-in capital. Non-cash compensation expense of $445,000 was recorded for the fiscal year ended May 31, 1999 to reflect the earnout from escrowed shares.

        Other expense increased by 51.2% to $809,366 for the fiscal year ended May 31, 2000 compared to $535,387 for the fiscal year ended May 31, 1999. This increase resulted primarily from the recognition in the fiscal year ended May 31, 2000 of $995,651 of non-cash interest related to the amortization of the debt discount as discussed in Note 4, compared to $498,604 of non-cash interest related to the discount on convertible term debentures for the fiscal year ended May 31, 1999, a gain of $250,000 on the sale of the gas plasma antenna technology during the fiscal year ended May 31, 2000, and a $51,181 increase in interest expense for the fiscal year ended May 31, 2000 related to short term notes .

LIQUIDITY AND CAPITAL RESOURCES

        At May 31, 2000, we had working capital of $1,769,340 and cash and cash equivalents of $2,100,242. We have funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents increased $2,064,429 during the fiscal year ended May 31, 2000 primarily as a result of the sale of common stock under the $5 million equity line of credit. The net cash used in operating activities was $3,483,050, additions to property and equipment were $80,884, and funds generated from the sale of accounts receivables, debt and equity financings of $6,186,950 were offset by $720,355 of funds used to extinguish short term debt. During the fiscal year ended May 31, 2000, accounts receivable decreased $159,709 and accounts payable and accrued expenses, including accrued past due payroll taxes, decreased $982,684.

        We estimate our current cash requirements to sustain our operations for the next twelve months through May 2001 to be $4 million. We expect that these requirements will be provided by the current working capital of $1.8 million, the $30 million equity line of credit, as discussed below, the exercise of outstanding stock options and warrants, and anticipated increased microprocessor and license revenue. In addition, we have a $500,000 factoring agreement with our bank.

        We anticipate that we may require additional equipment, fabrication, components and supplies during the next twelve months to continue development of our technologies. Product introductions such as those currently underway for the PSC1000 may require significant inventory, product launch, marketing personnel and other expenditures that we can not currently estimate. Further, if expanded development is commenced or new generations of microprocessors are accelerated beyond our current plans, additional expenditures that we can not currently estimate, may be required. In July 2000, we entered into a purchase agreement whereby we plan to purchase a two-story, 12,760 square foot building which is under construction and anticipated to be completed and ready for occupancy in the second calendar quarter of 2001. The agreement is subject to us completing our due diligence and obtaining satisfactory financing on the completed building. The cost of the completed project is anticipated to be approximately $2,200,000 and we anticipate that, initially, we would rent out to third parties approximately one-half of the total space. It is anticipated that should the new facility be purchased, that it would be paid for partially by encumbering the property with a mortgage. It is possible therefore, that higher levels of expenditures may be required than we currently contemplate resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise. We anticipate that, if needed, the equity line of credit and revenues from the sale of the microprocessor and licenses of the microprocessor technology will generate the additional resources necessary to accelerate the marketing and production activity.

        In April 1999, we sold 400,000 shares of our common stock to two individuals for an aggregated amount of $75,000; in June 1999, we issued 397,205 shares of our common stock to an institutional investor upon the conversion of a short term note plus accrued interest in the amount of $116,182; and during the fiscal year ended May 31, 2000, we issued 7,014,796 shares of our common stock under the investment agreement (see note 6 to the consolidated financial statements) for $5,000,000. These sales occurred after the filing of a registration statement for the public resale of shares sold under the investment agreement; and, therefore, we may have violated Section 5 of the Securities Act of 1933. As the shares may have been sold in violation of Section 5, the investors, at their option, may have the right, for up to one year after the purchase of the common stock, to rescind their purchases. As such, these shares were reflected outside of equity in mezzanine equity. The investor loses this ability to rescind during this one year period if he resells the common stock at a profit. During fiscal year 2000, a total of 7,512,001 shares had been sold by the investors at a profit and 300,000 shares had been held by an investor in excess of the one year period. As a result, at May 31, 2000 such shares were no longer subject to recision and have been reclassified in the third and fourth quarters of fiscal 2000 and reported as components of stockholders' equity in our consolidated balance sheet.


$30 MILLION EQUITY LINE OF CREDIT

           Overview. On May 2, 2000, we entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles us to issue and sell our common stock for up to an aggregate of $30 million from time to time during a three-year period starting June 23, 2000, the effective date of the registration statement. This is also referred to as a put right.

           Put Rights. In order to invoke a put right, we must have an effective registration statement on file with the SEC registering the resale of the common shares which may be issued as a consequence of the invocation of that put right. Additionally, we must give at least ten but not more than twenty business days advance notice to Swartz of the date on which we intend to exercise a particular put right and we must indicate the number of shares of common stock we intend to sell to Swartz. At our option, we may also designate a maximum dollar amount of common stock (not to exceed $3 million) which we will sell to Swartz during the put and/or a minimum purchase price per common share at which Swartz may purchase shares during the put. The number of common shares sold to Swartz may not exceed 20% of the aggregate daily reported trading volume during a period which begins on the business day immediately following the day we invoked the put right and ends on and includes the day which is twenty business days after the date we invoked the put right.

        Swartz will pay us a percentage of the market price for each share of common stock under the put. If the market price is less than $2.00 per share, the percentage will be 90%; and if the market price is $2.00 or greater, the percentage will be 93%. Market price is defined as the lowest closing bid price for the common stock during the applicable pricing period which consists of two consecutive ten business day periods following the date notice of the put was provided to Swartz. However, the market price may not be less than the designated minimum per share price, if any, that we indicated in our notice.

        Warrants. Within five business days after the end of each pricing period, we are required to issue and deliver to Swartz a warrant to purchase a number of shares of common stock equal to 15% of the common shares issued to Swartz in the applicable put. Each warrant will be exercisable at a price which will initially equal 110% of the closing bid price on the put date for the applicable put. The warrants will have semi-annual reset provisions. Each warrant will be immediately exercisable and have a term beginning on the date of issuance and ending five years thereafter.

        Limitations and Conditions Precedent to Our Put Rights. Swartz is not required to acquire and pay for any common shares with respect to any particular put for which:

           - we have announced or implemented a stock split or combination of our common stock;
           -   we have paid a common stock dividend;
           - we have made a distribution of our common stock or of all or any portion of our assets between the put notice date and the date the particular put closes; or
           - we have consummated a major transaction (including a transaction, which constitutes a change of control) between the advance put notice date and the date the particular put closes.

        Short Sales. Swartz and its affiliates are prohibited from engaging in short sales of our common stock unless they have received a put notice and the amount of shares involved in a short sale does not exceed the number of shares specified in the put notice.

        Cancellation of Puts. We must cancel a particular put between the date of the advance put notice and the last day of the pricing period if:

           - we discover an undisclosed material fact relevant to Swartz's investment decision;
           - the registration statement registering resales of the common shares becomes ineffective; or
           -   shares are delisted from the then primary exchange.

               However, we will be required to issue common shares equal to the lesser of:

           - 20% of the daily reported trading volume of our common stock during the pricing periods up to the applicable put cancellation date;
           - the number of shares of common stock put to Swartz which when multiplied by the applicable put share price equals the designated maximum dollar amount for the put; or
           - 9.9% of the total amount of our common stock that would be outstanding upon completion of the put.

        Shareholder Approval. We may currently issue more than 20% of our outstanding shares. If we become listed on the Nasdaq Small Cap Market or Nasdaq National Market, then we must get shareholder approval to issue more than 20% of our outstanding shares. Since we are currently a bulletin board company, we do not need shareholder approval.

        Termination of Investment Agreement. We may also terminate our right to initiate further puts or terminate the investment agreement by providing Swartz with notice of such intention to terminate; however, any such termination will not affect any other rights or obligations we have concerning the investment agreement or any related agreement.

        Restrictive Covenants. During the term of the investment agreement and for a period of one-year thereafter, we are prohibited from certain transactions. These include the issuance of any debt or equity securities in a private transaction which are convertible or exercisable into shares of common stock at a price based on the trading price of the common stock at any time after the initial issuance of such securities or with a fixed conversion or exercise price subject to adjustment. We are also prohibited from entering into any private equity line type agreements similar to the investment agreement without obtaining Swartz's prior written approval.

        Right of First Refusal. Swartz has a right of first refusal to purchase any variable priced securities offered by us in any private transaction which closes on or prior to six months after the termination of the investment agreement.

        Swartz's Right of Indemnification. We are obligated to indemnify Swartz (including their stockholders, officers, directors, employees and agents) from all liability and losses resulting from any misrepresentations or breaches we made in connection with the investment agreement, our registration rights agreement, other related agreements, or the registration statement.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of all fiscal periods beginning after June 15, 2000. We believe the adoption of this statement will have no material impact on our financial statements.

        In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. The company is required to adopt the Interpretation on July 1, 2000. The interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company has repriced stock options on October 5, 1999 and in accordance with generally accepted accounting principles accounts for the repriced stock options as fixed. As a result of adopting the Interpretation, the company will be required to apply variable accounting to these options and if the market price of the Company's stock increases it will recognize additional compensation expense that it otherwise would not have incurred. However, the impact cannot be determined as it is dependent on the change in the market price of the stock from July 1, 2000 until the stock options are exercised, forfeited or expire unexercised.

        In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective as of the fourth quarter of fiscal year ending May 31, 2001. We believe the adoption of this bulletin will have no material impact on our financial statements.


TAX LOSS CARRYFORWARDS

        As of May 31, 2000, we had approximately $18,753,000 of tax loss carryforwards. A valuation allowance has been recorded for the net-deferred tax asset of $10,207,000 arising primarily from tax loss carryforwards because we cannot determine that it is more likely than not that the deferred tax asset will be realized. See Note 9 to the Consolidated Financial Statements.



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

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

        The current directors and executive officers of Patriot, their ages, positions held in Patriot and duration as such, are as follows:

NAME                          AGE                POSITION AND OFFICES            DIRECTOR SINCE
James T. Lunney               45                 Chairman, President, CEO and    April 1998
                                                 Director

Lowell W. Giffhorn            53                 Chief Financial Officer and     August 1999
                                                 Director

Donald R. Bernier             58                 Director                        January 1995

Helmut Falk, Jr.              44                 Director                        December 1997

Philip Morettini              43                 Vice President Sales and        N/A
                                                 Marketing

Frederick G. Thiel            39                 Director                        February 1999

Robert Putnam                 42                 Secretary                       N/A

Jayanta K. Maitra             50                 Vice President Engineering      N/A

Richard G. Blum               70                 Director                        February 1999

        The terms of all directors will expire at the next annual meeting of our shareholders, or when their successors are elected and have qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the board of directors. No family relationship exists among our management members. All board members were elected to the board of directors in April 2000.

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

        ROBERT PUTNAM. Mr. Putnam has been the Secretary of Patriot since 1989 and was a Director from 1989 to April 1998. Since 1988 he has served as Secretary of e.Digital, Inc. and was appointed Vice President in April 1993 and a Director in 1995. Mr. Putnam was a director of American Technology Corp. from 1984 to 1997, where he served as Secretary/Treasurer until February 1994 and as President and CEO from February 1994 until September 1997. He currently serves as Vice President, Investor Relations for American Technology Corp. He received a B.A. degree in Mass Communication/Advertising from Brigham Young University in 1983. Mr. Putnam works only part-time for us.

        JAYANTA K. MAITRA. Mr. Maitra was Vice President of Engineering for Metacomp since 1990 and was appointed Vice President of Engineering of Patriot in December 1996. From 1985 to 1987 he was Manager of Hardware Engineering for Systech Corporation, a San Diego based hardware and software communications company. From 1974 to 1985 he held various engineering positions with several computer related technology companies. He obtained a B.S. in Electrical Engineering from the Indian Institute of Technology in 1972 and a M.S. in Electrical Sciences at State University of New York in 1973.

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

        HELMUT FALK, JR. For the past seven years, Dr. Falk has been the Director of Anesthesia for the Johnson Memorial Hospital in Franklin, Indiana. Dr. Falk received his D.O. from the College of Osteopathic Medicine of the Pacific in 1987 and his B.S. in Biology from the University of California, Irvine in 1983. Dr. Falk is the son of the late Helmut Falk, who was the sole shareholder of nanoTronics and the Chairman and CEO of Patriot until his death in July 1995. Dr. Falk is also an heir to the Helmut Falk Estate, which is the beneficial owner of our shares held by the Helmut Falk Family Trust and nanoTronics Corporation.

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

        RICHARD G. BLUM. Mr. Blum retired as Chairman and President of Kysor Europe, a wholly owned subsidiary of Kysor Industrial Corporation, in 1991. Previously Mr. Blum held a variety of executive level positions with ITT Europe and ADT Europe. He completed his undergraduate work at Oregon State and Linfield Colleges in 1951 and postgraduate work at John Carrol and Canisius Universities in 1958.

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

EXCLUSION OF DIRECTOR LIABILITY

        In accordance with Delaware law, our certificate of incorporation excludes personal liability on the part of our directors to us for monetary damages based upon any violation of their fiduciary duties as directors, except as to:

        -   liability for any breach of the duty of loyalty,
        - acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law,
        - acts in violation of Section 174 of the General Corporation Law of Delaware, or
        - any transaction from which a director receives an improper personal benefit.

        This exclusion of liability does not limit any right that a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.


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

        Based solely on our review of copies of the reports we have received from persons required to make such filings and our own records, we believe that from the period June 1, 1999 through August 15, 2000, all persons subject to the
Section 16(a) reporting requirements timely filed the required reports.

ITEM 10. EXECUTIVE COMPENSATION

        There is shown below information concerning the compensation of our chief executive officers and each of the other four most highly compensated executive officers whose salary and bonus exceeded $100,000 (each a "Named Officer") for the fiscal years ended May 31, 1998, 1999 and 2000.


SUMMARY COMPENSATION TABLE


                               Annual Cash Compensation                    Long-Term Compensation
                               ------------------------                    ----------------------
     Name and                Fiscal                                Options         Repriced      All Other
Principal Position            Year   Salary        Bonus         (# of Shares)     Options      Compensation
------------------            ----   ------        -----         -------------     ---------    ------------
James T. Lunney               2000   $137,200(3)   $32,500       None              350,000         None
  President and CEO(1)        1999   $137,200(3)   Nil           None              None            None
                              1998   $ 26,385(3)   Nil           350,000 shares    None            None

Michael A. Carenzo            1998   $164,133      Nil           None              None            None
  President and CEO(2)

Philip J. Morettini           2000   $110,000      Nil           None              300,000         None
 Vice President               1999   $110,000      Nil           None              None            None
  Sales and Marketing


Lowell W. Giffhorn           2000   $110,000   Nil            None                 300,000              None
  Chief Financial Officer    1999   $107,307   Nil            None                 None                 None

Jayanta K. Maitra            2000   $120,000   Nil            None                 225,000              None
  Vice President             1999   $120,000   Nil            None                 None                 None
  Engineering (3)            1998   $104,500   Nil            25,000 shares        None                 None

        (1) Mr. Lunney has served as President and CEO since March 23, 1998.

        (2) Mr. Carenzo served as President and CEO from June 1, 1996 to March 1998 when Mr. James T. Lunney was appointed President and CEO.

        (3) Included in Mr. Lunney's cash compensation is a $600 per month car allowance.

                         Number of Options     % of Total Options      Exercise        Expiration
Name                          Granted          Granted to Employee      Price             Date
----                     -----------------     -------------------     --------        ----------
James T. Lunney               350,000                  13%              $0.32       February 22, 2003

Phillip J. Morettini          300,000                  11%              $0.32       July 28, 2002

Lowell W. Giffhorn            300,000                  11%              $0.32       May 20, 2002

Jayanta K. Maitra             200,000                   7%              $0.32       December 26, 2001
                               25,000                   1%              $0.32       January 26, 2003

        We maintain employee benefits that are generally available to all of our employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan. We had no matching contributions under the 401(k) plan for any of the above named officers during the fiscal year ended May 31, 2000.

OPTION GRANTS

        During the fiscal year ended May 31, 2000, we did not grant any stock options to the Named Officers reflected in the Summary Compensation Table shown above. On October 5, 1999, we repriced the above options to the then current market price of $0.32.


AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

        Shown below is information on exercises of stock options and fiscal year-end values pursuant to our 1996 and 1992 Stock Option Plans to the Named Officers reflected in the Summary Compensation Table shown above.


                                                          Number of Unexercised         Value of Unexercised
                                                             Options Held At          In-The-Money Options At
                          Shares                             May 31, 2000                May 31, 2000 (1)
                         Acquired         Value              ------------                ----------------
Name                    on Exercise       Realized      Exercisable    Unexercisable   Exercisable    Unexercisable
----                    -----------       --------      -----------    -------------   -----------    -------------
James T. Lunney           220,313       $1,253,581        116,666              --        $108,499        $     --
Philip J. Morettini       195,678       $  842,505             --          90,000        $     --        $ 83,700
Lowell W. Giffhorn        203,248       $  936,651         90,000              --        $ 83,700        $     --
Jayanta Maitra                 --               --        110,753         150,000        $108,006        $139,500


(1) Based on the last sale price at the close of business on the last trading day of the fiscal year of $1.25.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of August 18, 2000, the stock ownership of each of our officers and directors, of all of our officers and directors as a group, and of each person known by us to be a beneficial owner of 5% or more of our Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. No person listed below has any option, warrant or other right to acquire additional securities of ours, except as otherwise noted.



                             Name and Address               Amount & Nature
 Title                        of Beneficial                  of Beneficial       Percent
of Class                          Owner                        Ownership         of Class
--------                          -----                        ---------         --------
Common stock          Helmut Falk Family Trust                 6,659,912 (1)      12.9%
par value             Gloria Felcyn, Trustee
$.00001               20440 Williams Ave.
                      Saratoga, California 95070

SAME                  Elwood G. Norris                         2,762,500           5.4%
                      16101 Blue Crystal Trail
                      Poway, California 92064

SAME                  Jayanta K. Maitra                          288,095 (2)         *
                      10989 Via Frontera
                      San Diego, California 92127

SAME                  James T. Lunney                            346,979 (2)         *
                      10989 Via Frontera
                      San Diego, California 92127


SAME                  Philip Morettini                           110,000             *
                      10989 Via Frontera
                      San Diego, California 92127

SAME                  Lowell W. Giffhorn                         249,148  (2)        *
                      10989 Via Frontera
                      San Diego, California 92127

SAME                  Donald R. Bernier                          125,000 (2)         *
                      10989 Via Frontera
                      San Diego, California 92127

SAME                  Robert Putnam                               75,000 (2)         *
                      10989 Via Frontera
                      San Diego, California 92127

SAME                  Helmut Falk, Jr.                             4,500             *
                      10989 Via Frontera
                      San Diego, California 92127

SAME                  Richard G. Blum                              1,000             *
                      10989 Via Frontera
                      San Diego, California 92127


SAME                  Frederick G. Thiel                      50,000   (2)       *
                      10989 Via Frontera
                      San Diego, California 92127

                      All directors & officers              1,283,834  (3)     2.5%
                       as a group (9 persons)


      * Less than 1%.

        (1) These shares remain from 5,000,000 non-escrowed originally issued shares plus 3,500,000 shares earned as a result of an earnout agreement with nanoTronics in connection with the ShBoom technology acquisition. These shares were subsequently transferred to the Helmut Falk Family Trust.

        (2) For each of Messrs. Bernier, Thiel and Putnam the amount includes 50,000 shares, for Mr. Maitra the amount includes 110,753 shares, for Mr. Lunney the amount includes 116,666 and for Mr. Giffhorn the amount includes 90,000 shares issuable upon the exercise of immediately exercisable outstanding stock options granted pursuant to the 1996 and 1992 Stock Option Plans.

        (3) Includes 816,415 shares issued and outstanding and 467,419 shares issuable upon exercise of stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There were no transactions, or series of transactions, during fiscal 1999 or 2000, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $60,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest other than described below.

        Based on the asset purchase agreement and plan of reorganization dated June 22, 1994 between Patriot, nanoTronics Corporation and Helmut Falk, we issued a total of 8,500,000 restricted common shares to nanoTronics, 3,500,000 of which were a contingent payment subject to the terms of an earnout escrow. These shares were issued in consideration of technology acquired. nanoTronics was formed in 1991 and acquired certain base technology for a simplified 32-bit microprocessor integrated on a single chip with merged stack/register architecture. nanoTronics expended in excess of $1.9 million (unaudited) while engaged in further development of that technology and produced from the basic architecture an enhanced microprocessor (ShBoom-architecture microprocessor). A majority of the expenditures by nanoTronics consisted of microprocessor and related software development costs. The result of these efforts was a successful initial fabrication of the microprocessor in early 1994 demonstrating technical feasibility of the ShBoom architecture. nanoTronics also expended funds on the preparation and prosecution of patent applications.

        The shares were initially issued to nanoTronics who on dissolution subsequently transferred the shares to the Helmut Falk Family Trust. Prior to the transaction, Mr. Falk was an unaffiliated person with respect to us. At the time of issuance the common shares represented approximately 36% of our total issued and outstanding shares.

        Although the transaction did not result in a majority change in our board of directors, or a majority change in our stock ownership, the issuance of new stock resulted in a large percentage ownership controlled by one entity with the ability to have significant influence over our future affairs.

         Based on the terms of the purchase agreement, 5,000,000 of the common shares were issued to nanoTronics subject to an earnout escrow arrangement as a contingent purchase price. The terms of the escrow arrangement, as defined in the purchase agreement, provided for the earnout from escrow of 500,000 common shares for each $500,000 of Patriot revenues commencing June 1, 1994 and ending May 31, 1999. As of May 31, 2000:

        -  3,500,000 shares were released from escrow,  and
        - the remaining 1,500,000 shares were returned to us and cancelled since revenue was not sufficient to earn this portion of the escrowed shares.

        During January 1999 through April 1999, we entered into four short-term notes with Gloria Felcyn, the trustee for the Falk Family Trust, aggregating $175,000 with maturity dates ranging from October 22, 1999 to January 15, 2000. The short-term notes were paid in December 1999 and January 2000.

        In June 2000, we entered into a three-year, $80,000 secured promissory note receivable with James T. Lunney, our Chairman, President and CEO. The note bears interest at the rate of 6% with interest payments due semi-annually and the principal due at the maturity of the note. Mr. Lunney pledged 100,000 shares of Patriot's common stock that he held on the date of issuance as security for this note.



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
        33-23143-FW                                                                         (1)

  3.2   Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18,
        File No. 33-23143-FW                                                                (1)


  3.3   Certificate of Incorporation of the Company, as filed with the
        Delaware Secretary of State on March 24, 1992, incorporated by
        reference to Exhibit 3.1 to Form 8-K dated May 12, 1992                      (1)

 3.3.1  Certificate of Amendment to the Certificate of Incorporation
        of the Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1
        to Form 10-KSB for the fiscal year ended May 31, 1995                        (1)

 3.3.2  Certificate of Amendment to the Certificate of Incorporation
        of the Company, as filed with the Delaware Secretary of State on June 19, 1997, incorporated by reference to Exhibit 3.3.2
        to Form 10-KSB for the fiscal year ended May 31, 1997                        (1)

 3.3.3  Certificate of Amendment to the Certificate of Incorporation
        of the Company, as filed with the Delaware Secretary of State on April 28, 2000, incorporated by reference to Exhibit 3.3.3
        to Registration Statement on Form S-3 dated May 5, 2000                      (1)

  3.4   Articles and Certificate of Merger of Patriot Financial Corporation
        into the Company dated May 1, 1992, with Agreement and Plan of
        Merger attached thereto as Exhibit A, incorporated by reference to
        Exhibit 3.2 to Form 8-K dated May 12, 1992                                   (1)

  3.5   Certificate of Merger issued by the Delaware Secretary of State on
        May 8, 1992, incorporated by reference to Exhibit 3.3 to Form 8-K
        dated May 12, 1992                                                           (1)

  3.6   Certificate of Merger issued by the Colorado Secretary of State on
        May 12, 1992, incorporated by reference to Exhibit 3.4 to Form 8-K
        dated May 12, 1992                                                           (1)

  3.7   Bylaws of the Company, incorporated by reference to Exhibit 3.5 to
        Form 8-K dated May 12, 1992                                                  (1)

  4.0   INSTRUMENTS ESTABLISHING RIGHTS OF SECURITY HOLDERS.

  4.1   Specimen common stock certificate, incorporated by reference to
        Exhibit 4.1 Form 8-K dated May 12, 1992                                      (1)

  4.2   Form of Stock Purchase Warrant (Labway Corporation) dated February 29,
        1996, exercisable to purchase 253,166 common shares at $1.58 per share until August 31, 1996, granted to investors in connection with an offering of securities made in reliance upon Regulation S, incorporated by reference to Exhibit 4.2 to Form 10-QSB for fiscal quarter ended
        2/29/96                                                                      (1)

  4.3   Form of 6% Convertible Subordinated Promissory Note due September 30,
        1998 aggregating $1,500,000 to six investors incorporated by reference to Exhibit 4.3 to Form 10-QSB for
        fiscal quarter ended August 31, 1996                                         (1)

  4.4   Form of 5% Convertible Term Debenture (CC Investments, LDC) due
        June 2, 1999 aggregating $2,000,000 to two investors incorporated
        by reference to Exhibit 4.4 to Form 8-K dated June 16, 1997                  (1)



4.5     Form of Stock Purchase Warrant (CC Investments, LDC) dated
        June 2, 1997 exercisable to purchase an aggregate of 400,000 common shares at $1.69125 per share until June 2, 2002, granted to two investors in connection with the offering of securities in Exhibit 4.4 incorporated
        by reference to Exhibit 4.5 to Form 8-K dated June 16, 1997                          (1)

4.6     Registration Rights Agreement dated June 2, 1997 by and among the Company and CC Investments, LDC and the Matthew Fund, N.V.
        related to the registration of the common stock related to Exhibits
        4.4 and 4.5 incorporated by reference to Exhibit 4.6 to Form 8-K
        dated June 16, 1997                                                                  (1)

4.7     Form of Warrant to Purchase Common Stock (Swartz Family
        Partnership, L.P.) dated June 2, 1997 exercisable to purchase an aggregate of 211,733 common shares at $1.69125 per share until
        June 2, 2002, granted to a group of investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to
        Exhibit 4.7 to Form 8-K dated June 16, 1997                                          (1)

4.8     Registration Rights Agreement dated June 2, 1997 by and among the
        Company and Swartz Investments, LLC related to the registration of the common stock related to Exhibit 4.7 incorporated by reference to
        Exhibit 4.8 to Form 8-K dated June 16, 1997                                          (1)

4.9     Form of 5% Convertible Term Debenture (CC Investments, LDC) due
        June 2, 1999 aggregating $1,000,000 to two investors incorporated by
         reference to Exhibit 4.9 to Form 10-KSB for the year ended May 31, 1998             (1)

4.10    Form of Stock Purchase Warrant (CC Investments, LDC) dated November 24,
        1997 exercisable to purchase an aggregate of 200,000 common shares at
        $1.50 per share until June 2, 2002, granted to two investors in connection with the offering of securities in Exhibit 4.9 incorporated
        by reference to Exhibit 4.10 to Form 10-KSB for the year ended May 31, 1998          (1)

4.11    Form of Warrant to Purchase Common Stock (Swartz Family Partnership,
        L.P.) dated November 24, 1997 exercisable to purchase an aggregate of
        105,867 common shares at $1.50 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities in
        Exhibit 4.9 incorporated by reference to Exhibit 4.11 to Form 10-KSB
        for the year ended May 31, 1998                                                      (1)

4.12    Form of Warrant to Purchase Common Stock (Investor Communications Group,
        Inc.) dated June 16, 1997 exercisable to purchase an aggregate of
        130,000 common shares at prices ranging from $2.50 to $7.50 per share until June 15, 1999 incorporated by reference to Exhibit 4.12 to Form
        10-KSB for the year ended May 31, 1998                                               (1)

4.13    Warrant to Purchase Common Stock issued to Spellcaster
        Telecommunications, Inc. dated April 28, 1998 exercisable to purchase an aggregate of 100,000 common shares at $1.25 per share until April 28,
        2000 incorporated by reference to Exhibit 4.13 to Form 10-KSB for the
        year ended May 31, 1998                                                              (1)



4.14    Investment agreement dated February 24, 1999 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of
        $5,000,000 Incorporated by reference to Exhibit 4.14 to Form 10-QSB/A
        for the fiscal quarter Ended November 30, 1998                                       (1)

4.15    Registration Rights Agreement dated February 24, 1999 by and between the
        Company and Swartz Private Equity, LLC related to the registration of the common Stock related to Exhibit 4.14 incorporated by reference to
        Exhibit 4.15 to Form 10- QSB/A for the fiscal quarter ended November 30,
        1998                                                                                 (1)

4.16    Form of Warrant to Purchase Common Stock (Swartz Private Equity, LLC)
        dated February 24, 1999 exercisable to purchase common shares in connection with the Offering of securities in Exhibit 4.14 incorporated by reference to Exhibit 4.16 to Form 10-QSB/A for the fiscal quarter
        ended November 30, 1998                                                              (1)

4.17    Amended and Restated Investment Agreement dated July 12, 1999 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $5,000,000 incorporated by reference to Exhibit 4.17 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2
        dated July 14, 1999                                                                  (1)

 4.18   Investment Agreement dated April 28, 2000 by and between the Company and
        Swartz Private Equity, LLC for a maximum aggregate amount of $30,000,000 incorporated by reference to Exhibit 4.18 to Registration Statement on
        Form S-3 dated May 5, 2000                                                           (1)

10.0    MATERIAL CONTRACTS.

10.1    1992 Incentive Stock Option Plan of the Company, incorporated
        by reference to Exhibit 10.1 to Form 8-K dated May 12, 1992                          (1)

10.1.1  Amendment to 1992 Incentive Stock Option Plan dated January 11, 1995, incorporated by reference to Exhibit 10.1.1 to Form S-8 dated July 17,
        1996                                                                                 (1)

10.2    1992 Non-Statutory Stock Option Plan of the Company, incorporated by
        reference to Exhibit 10.2 to Form 8-K dated May 12, 1992                             (1)

10.2.1  Amendment to 1992 Non-Statutory Stock Option Plan dated January 11, 1995 incorporated by reference to Exhibit 10.2.1 to Form 10-KSB for fiscal
        year ended May 31, 1996                                                              (1)

10.3    Lease Agreement between the Company's subsidiary Metacomp, Inc. and
        Clar-O-Wood Partnership, a California limited partnership dated April
        11, 1991 as amended November 11, 1992 and November 2, 1995, incorporated by reference to Exhibit 10.3 to Form 10-KSB for the fiscal year ended
        May 31, 1997                                                                         (1)

10.4    Stock Purchase Agreement dated November 29 and 30, 1995,
        between the Company and SEA, Ltd., incorporated by reference
        to Exhibit 10.4 to Form 8-K dated December 11, 1995                                  (1)

10.4.1  Letter Amendment to Stock Purchase Agreement dated February 21,
        1996, between the Company and SEA, Ltd., incorporated by reference
        to Exhibit 10.4.1 to Form 10-QSB for fiscal quarter ended 2/29/96                    (1)


10.5    1995 Employee Stock Compensation Plan of the Company,
        incorporated by reference to Exhibit 10.5 to Form 10-QSB
        for fiscal quarter ended 11/30/95                                                    (1)

10.6    Letter Stock and Warrant Agreement dated January 10, 1996
        between the Company and Robert E. Crawford, Jr., incorporated by reference to Exhibit 10.6 to Form 10-QSB for fiscal quarter ended
        2/29/96                                                                              (1)

10.7    Non-Exclusive Manufacturing and Line of Credit Agreement dated
        February 28, 1996, between the Company and Labway Corporation, incorporated by reference to Exhibit 10.7 to Form 10-QSB for
        fiscal quarter ended 2/29/96                                                         (1)

10.8    Distribution and Representation Agreement dated February 28,
        1996, between the Company and Innoware, Inc., incorporated by
        reference to Form 10-QSB for fiscal quarter ended 2/29/96                            (1)

10.9    Employment Agreement dated November 20, 1995 between the
        Company and Elwood G. Norris, incorporated by reference to Exhibit 10.9
        to Registration Statement on Form SB-2 dated March 18, 1996                          (1)

10.9.1  First Amendment to Employment Agreement dated May 17, 1996 between the Company and Elwood G. Norris, incorporated by reference to Exhibit 10.9.1 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2
        dated May 23, 1996                                                                   (1)

10.10   Employment Agreement dated November 20, 1995 between the
        Company and Robert Putnam, incorporated by reference to Exhibit 10.10
        to Registration Statement on Form SB-2 dated March 18, 1996                          (1)

10.11   Sales Contractual Agreement dated March 19, 1996 between the
        Company and Evolve Software, Inc., incorporated by reference to
        Exhibit 10.11 to Pre-Effective Amendment No. 1 to Registration
        Statement on Form SB-2 dated April 29, 1996                                          (1)

10.11.1 Two Year Stock Purchase Warrant dated March 19, 1996 Granted to
        Evolve Software, Inc. Providing for the Purchase of up to 50,000
        Common Shares at $2.85, incorporated by reference to Pre-Effective
        Amendment No. 1 to Registration Statement on Form SB-2 dated April 29, 1996          (1)

10.12   Employment Agreement dated as of May 8, 1996 between the Company and
        Michael A. Carenzo, including Schedule A - Stock Option Agreement, incorporated by reference to Pre-Effective Amendment No. 2 to
        Registration Statement on Form SB-2 dated May 23, 1996                               (1)

10.12.1 First Amendment to Employment Agreement dated May 8, 1996 between the
        Company and Michael A. Carenzo dated September 23, 1996, incorporated by reference to Exhibit 10.12.1 to Form 10-KSB for the fiscal year ended
        May 31, 1997                                                                         (1)

10.13   1996 Stock Option Plan of the Company dated March 25, 1996 and approved by the Shareholders on May 17, 1996, incorporated by reference to
        Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2
        dated May 23, 1996                                                                   (1)


10.14   Sales Contractual Agreement dated June 20, 1996 between the Company and Compunetics Incorporated incorporated by reference to Exhibit 10.14 to
        Form 10-KSB for fiscal year ended May 31, 1996                                       (1)

10.15   Sales Contractual Agreement dated July 31, 1996 between the Company and
        Premier Technical Sales, Inc. incorporated by reference to Exhibit 10.15 to
        Form 10-KSB for fiscal year ended May 31, 1996                                       (1)

10.16   Employment Agreement dated January 1, 1997 between the Company and
        Norman J. Dawson, incorporated by reference to Exhibit 10.16
        to Form 10-KSB for the fiscal year ended May 31, 1997                                (1)

10.17   Employment Agreement dated January 1, 1997 between the
        Company and Jayanta K. Maitra, incorporated by reference to Exhibit 10.17
        to Form 10-KSB for the fiscal year ended May 31, 1997                                (1)

10.18   Technology License and Distribution Agreement dated June 23, 1997 between the Company and Sun Microsystems, Inc. , incorporated by reference
        to Exhibit 10.18 to Form 10-KSB for the fiscal year  ended May 31, 1997              (1)

10.19   Employment Agreement dated March 23, 1998 between the Company and James Lunney incorporated by reference to Exhibit 10.21 to
        Form 10-KSB for the fiscal year ended May 31, 1998                                   (1)

10.20   Employment Agreement dated July 28, 1997 between the Company and Philip Morettini incorporated by reference to Exhibit 10.21 to
        Form 10-KSB for the fiscal year ended May 31, 1998                                   (1)

10.21   Employment Agreement dated July 23, 1998 between the Company
        and Lowell W. Giffhorn     incorporated by reference to Exhibit 10.21 to
        Form 10-KSB for the fiscal year ended May 31, 1998                                   (1)

10.22   Secured Promissory Note dated June 12, 2000 between the Company
        and James T. Lunney                                                                  (2)

10.23   Purchase Agreement dated June 29, 2000 between the Company and
        4S 37/38, LLC                                                                        (2)

23.0    CONSENTS OF EXPERTS AND COUNSEL

23.1    Consent of BDO Seidman, LLP                                                          (2)

99.0    ADDITIONAL EXHIBITS.

99.1    Form of ISO Plan Option (Gaspar) dated May 29, 1992,
        incorporated by reference to Exhibit 28.2 to registration
        statement on Form SB-2, file no. 33-57858                                            (1)

99.2    Form of NSO Plan Option (Berlin) dated May 29, 1992,
        incorporated by reference to Exhibit 28.3 to registration
        statement on Form SB-2, file no. 33-57858                                            (1)

99.3    Form of Incentive Stock Option Agreement to the Company's 1996 Stock
        Option Plan (individual agreements differ as to number of shares, dates, prices and vesting), incorporated by reference to Pre-Effective
        Amendment No. 2 to Registration Statement on Form SB-2 dated May 23,
        1996                                                                                 (1)



 99.4   Form of NonQualified Stock Option Agreement to the Company's 1996 Stock
        Option Plan (individual agreement differ as to number of shares, date, prices and vesting), incorporated by reference to Pre-Effective
        Amendment No. 2 to Registration Statement on Form SB-2 dated May 23,
        1996                                                                                (1)

 99.5   Press Release of the Company dated November 4, 1996 incorporated by
        reference to Exhibit 99.5 to Form 8-K dated January 9, 1997                         (1)

        (1) Previously filed in indicated registration statement or report.
        (2) Exhibit filed herewith this Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000


(b) The Company did not file a report on Form 8-K for the quarter ended May 31, 2000.

Patriot Scientific Corporation

Index to Consolidated Financial Statements



Report of Independent Certified Public Accountants ...........................     F-2

Consolidated Balance Sheet as of May 31, 2000 ................................     F-3

Consolidated Statements of Operations for the Years Ended
     May 31, 2000 and 1999 ...................................................     F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the
     Years Ended May 31, 2000 and 1999 .......................................     F-5

Consolidated Statements of Cash Flows for the Years Ended
     May 31, 2000 and 1999 ...................................................     F-6

Summary of Accounting Policies ...............................................   F-7-F-10

Notes to Consolidated Financial Statements ...................................  F-11-F-22

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Patriot Scientific Corporation
San Diego, California

We have audited the accompanying consolidated balance sheet of Patriot Scientific Corporation as of May 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two year period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Patriot Scientific Corporation as of May 31, 2000, and the results of their operations and their cash flows for each of the years in the two year period ended May 31, 2000 in conformity with generally accepted accounting principles.


/s/ BDO Seidman, LLP

Denver, Colorado
July 21, 2000, except for Note 11
which is as of August 25, 2000

                         PATRIOT SCIENTIFIC CORPORATION
                           Consolidated Balance Sheet

May 31,                                                               2000
----------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                 $  2,100,242
      Accounts receivable, net of allowance
        of $5,000 for uncollectible accounts                          61,152
      Inventories (Note 1)                                            71,164
      Prepaid expenses                                                60,048
----------------------------------------------------------------------------

Total current assets                                               2,292,606

PROPERTY AND EQUIPMENT, net (Note 2)                                 289,880

PATENTS AND TRADEMARKS, net of accumulated amortization
  of $272,001                                                        150,662
----------------------------------------------------------------------------
                                                                $  2,733,148
============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                          $    393,150
      Accrued liabilities                                            130,116
----------------------------------------------------------------------------

Total current liabilities                                            523,266

COMMITMENTS AND CONTINGENCY (Notes 11 and 12)

STOCKHOLDERS' EQUITY  (Notes 3, 5, 6 and 7):
      Preferred stock, $.00001 par value; 5,000,000 shares
        authorized: none outstanding                                      --
      Common Stock, $.00001 par value; 100,000,000 shares
        authorized: issued and outstanding 51,126,675                    511
      Additional paid-in capital                                  33,559,158
      Accumulated deficit                                        (31,349,787)
----------------------------------------------------------------------------
Total stockholders' equity                                         2,209,882
----------------------------------------------------------------------------
                                                                $  2,733,148
============================================================================

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


Years Ended May 31,                                       2000               1999
-----------------------------------------------------------------------------------
Net sales (Note 13)                                 $    716,960       $  1,134,545

Cost of sales:
     Product costs                                       455,008            660,195
     Inventory obsolescence                              270,000             51,000
-----------------------------------------------------------------------------------
Cost of sales                                            725,008            711,195
-----------------------------------------------------------------------------------

Gross profit (loss)                                       (8,048)           423,350

Operating expenses:
     Research and development (exclusive
       of non-cash compensation shown
       below of $1,588,960 and none)                   1,581,206          2,149,361
     Selling, general and administrative
       (exclusive of non-cash compensation
       shown below of $2,150,307 and $445,000)         1,350,821          1,570,058
     Non-cash compensation (Notes 3 and 7)             3,739,267            445,000
-----------------------------------------------------------------------------------
                                                       6,671,294          4,164,419
-----------------------------------------------------------------------------------
Operating loss                                        (6,679,342)        (3,741,069)
-----------------------------------------------------------------------------------
Other income (expenses):
     Gain on sale of technology                          250,000                  -
     Interest income                                      28,014              3,765
     Interest expense                                    (91,729)           (40,548)
     Non-cash interest expense
       related to notes payable
       (Notes 4 and 5)                                  (995,651)          (498,604)
-----------------------------------------------------------------------------------
                                                        (809,366)          (535,387)
-----------------------------------------------------------------------------------
Net loss                                            $ (7,488,708)      $ (4,276,456)
===================================================================================
Basic and diluted loss
     per common share (Note 8)                      $      (0.17)      $      (0.11)
===================================================================================
Weighted average number of
  common shares outstanding
  during the period (Note 8)                          44,156,418         38,042,734
===================================================================================


                See accompanying summary of accounting policies and notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

----------------------------------------------------------------------------------------------------------------------------------
Years Ended May 31, 2000 and 1999
                                                         Common Stock
                                                 -----------------------------     Additional      Accumulated     Stockholders'
                                                    Shares           Amount      Paid-in Capital     Deficit      Equity (Deficit)
----------------------------------------------------------------------------------------------------------------------------------
Balance, June 1, 1998                              37,880,776     $        379     $ 20,741,092    $(19,584,623)    $  1,156,848

Issuance of common stock at $.23 to $.35
  per share (Note 7)                                  580,435                6          165,494              --          165,500
Exercise of common stock warrants and
  options at $.18 to $.36 per share (Note 7)          587,626                6          205,926              --          205,932
Common stock earned under an escrow
  agreement for purchased technology
  at $.44-$.45 per share (Note 3)                          --               --          445,000              --          445,000
Non-cash interest expense related to
  convertible notes recorded to additional
  paid-in capital (Note 5)                                 --               --          142,830              --          142,830
Common stock issued for services at
  $.34 (Note 7)                                    279,326                3          125,468              --          125,471
Conversion of 5% Convertible
  term debentures plus interest
  at $.30 to $.48 per share (Note 5)                1,735,752               17          575,624              --          575,641
Value of warrants issued (Notes 4 and 5)                   --               --          478,000              --          478,000
Expiration of escrowed shares related to
  purchase of ShBoom technology
  (Note 3)                                         (1,500,000)             (15)              15              --               --
Net loss                                                   --               --               --      (4,276,456)      (4,276,456)
----------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 1999                              39,563,915              396       22,879,449     (23,861,079)        (981,234)
==================================================================================================================================
Issuance of common stock at $.25 to $.98
  per share (Note 7)                                7,014,796               70        4,999,930              --        5,000,000
Exercise of common stock warrants and
  options at $.18 to $1.46 per share (Note 7)       3,750,759               37          923,913              --          923,950
Reclassification of stock subject to
  rescission at $.18 to $.20 per share (Note 7)       400,000                4           74,996                           75,000
Non-cash compensation expense (Note 7)                     --               --        3,739,267              --        3,739,267
Conversion of notes payable plus
  interest at $.29 per share (Note 4)                 397,205                4          116,178              --          116,182
Value of warrants issued (Notes 4 and 5)                   --               --          739,037              --          739,037
Non-cash interest on conversion of
  notes payable                                            --               --           86,388              --           86,388
Net loss                                                   --               --               --      (7,488,708)      (7,488,708)
----------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2000                              51,126,675     $        511     $ 33,559,158    $(31,349,787)    $  2,209,882
==================================================================================================================================


                See accompanying summary of accounting policies and notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Years Ended May 31,                                                              2000            1999
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
      Net loss                                                               $(7,488,708)    $(4,276,456)
      Adjustments to reconcile net loss
        to cash used in operating activities:
          Amortization and depreciation                                          367,395         354,643
          Provision for doubtful accounts                                         41,919          17,000
          Provision for inventory obsolescense                                   270,000          51,000
          Common stock and warrants issued for services                               --         125,471
          Non-cash interest expense related to convertible
              debentures, notes payable and warrants                             995,651         519,245
          Gain on sale of technology                                            (250,000)             --
          Amortization of debt issuance costs                                         --          25,900
          Non-cash compensation expense                                        3,739,267         445,000
          Changes in:
             Accounts receivable                                                (159,709)        317,180
              Inventories                                                        (91,331)        (70,416)
              Prepaid and other assets                                            75,150         (48,012)
              Accounts payable and accrued expenses                             (982,684)        997,360
--------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                         (3,483,050)     (1,542,085)
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
      Purchase of property, equipment and patents                               (169,116)       (343,311)
      Proceeds from sale of technology                                           250,000              --
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                               80,884        (343,311)
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
      Proceeds from issuance of short term notes payable                         410,000         525,500
      Proceeds from issuance of common stock subject to
        recision                                                                      --          75,000
      Proceeds from short term notes payable to a related
        party                                                                         --         175,000
      Principal payments on notes payable and
        long-term debt                                                          (720,355)         (2,179)
      Proceeds from issuance of common stock
        and exercise of common stock warrants
        and options                                                            5,634,950         371,432
      Proceeds from sale of accounts receivable                                  142,000         174,000
--------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      5,466,595       1,318,753
--------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           2,064,429        (566,643)

CASH AND CASH EQUIVALENTS, beginning of year                                      35,813         602,456
--------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                                       $ 2,100,242     $    35,813
========================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Convertible debentures, notes payable and accrued
        interest exchanged for common stock                                  $   405,182     $   575,641
      Cash payments for interest                                                 102,137          15,469
      Unamortized debt discount                                                       --         170,226
--------------------------------------------------------------------------------------------------------

                See accompanying summary of accounting policies and notes to consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS
Patriot Scientific Corporation (the "Company") is engaged in the development, marketing, and sale of patented microprocessor technology and the sale of high-performance high-speed data communication products. The Company also owns innovative radar technology. The Company sold its antenna technology in August 1999.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the wide variety of customers and markets which comprise the Company's customer base, as well as their dispersion across many different geographic areas. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. Generally, the Company does not require collateral or other security to support customer receivables. As of May 31, 2000, the Company had approximately 72% in accounts receivable from one customer.

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the immediate or short-term maturity of these instruments.

INVENTORIES
Inventories consist of raw materials, work in process and finished goods and are valued at the weighted average cost method, which approximates cost on a first-in, first-out basis, not in excess of market value.

PROPERTY, EQUIPMENT AND DEPRECIATION
Property and equipment are stated at cost. Depreciation is computed over the estimated useful life of three to five years using the straight-line method. The Company follows the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

to be Disposed Of." Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows from and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

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

NET LOSS PER SHARE
The Company applies SFAS No. 128, "Earnings Per Share" for the calculation of "Basic" and "Diluted" earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings (loss) of an entity.

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

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

During the year ended May 31, 2000, based upon information then available, the Company revised its estimates regarding the recovery of certain inventories. As a result, the Company increased existing reserves for obsolescence by $270,000.

SALE OF ACCOUNTS RECEIVABLE
The Company has adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A $500,000 factoring line established by the Company with a bank enables the Company to sell selected accounts receivable invoices to the bank with full recourse against the Company. These transactions qualify for a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it may not redeem the invoices sold previous to the invoices being greater than 90 days past due. Under SFAS 125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During fiscal 2000 and 1999, the Company sold approximately $178,000 and $218,000, respectively, of its accounts receivable to a bank under a factoring agreement for approximately $142,000 and $174,000, respectively. Pursuant to the provisions of SFAS 125, the Company reflected the transaction as a sale of assets and established an accounts receivable from the bank for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 20% of the total accounts receivable invoice sold to the bank less 1% of the total invoice as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer. The Company collected the entire retained amount and there were no balances for retained amounts outstanding at May 31, 2000. Also, at May 31, 2000, the entire line of $500,000 is available for future factoring of accounts receivable invoices.

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

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of all fiscal periods beginning after June 15, 2000. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation An interpretation of APB Opinion No. 25". The company is required to adopt the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company has repriced stock options on October 5, 1999 and in accordance with generally accepted accounting principles accounts for the repriced stock options as fixed. As a result of adopting the Interpretation, the company will be required to apply variable accounting to these options and if the market price of the Company's stock increases it will recognize additional compensation expense that it otherwise would not have incurred. However, the impact cannot be determined as it is dependent on the change in the market price of the stock from July 1, 2000 until the stock options are exercised, forfeited or expire unexercised.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective as of the fourth quarter of fiscal year ending May 31, 2001. Management believes the adoption of this bulletin will have no material impact on the Company's financial statements.

RECLASSIFICATIONS
Certain items included in the 1999 financial statements have been reclassified to conform to the current year presentation.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORIES           Inventories at May 31, 2000 consisted of the following:

                         -------------------------------------------------------
                           Component parts                         $    332,271
                           Work in process                               38,213
                           Finished goods                                39,680
                                                                  -------------
                                                                        410,164
                           Reserve for obsolescence                    (339,000)
                                                                  -------------
                                                                   $     71,164
                         -------------------------------------------------------


2. PROPERTY AND          Property and equipment consisted of the
   EQUIPMENT             following at May 31, 2000:

                           ------------------------------------------------------------------
                           Computer equipment and software                   $      1,474,155
                           Furniture and fixtures                                     311,264
                           Laboratory equipment                                       198,429
                           ------------------------------------------------------------------

                                                                                    1,983,848
                           Less accumulated depreciation and amortization           1,693,968
                           ------------------------------------------------------------------
                           Net property and equipment                        $        289,880
                           ------------------------------------------------------------------

                           Depreciation expense was $283,952 and $277,543 for the years ended May 31, 2000 and 1999.


3. PURCHASED TECHNOLOGY

SEMICONDUCTOR MICROPROCESSOR TECHNOLOGY

Effective May 31, 1994, the Company acquired certain proprietary semiconductor microprocessor technology (the "ShBoom Technology") and related computer software from a corporation in exchange for up to 10,000,000 restricted shares of the Company's common stock (3,500,000 of which were released from an escrow subject to an earnout arrangement as discussed below).

The cost of this technology of $1,875,000 was based upon the estimated current fair market value of the 5,000,000 non-contingent shares of the Company's common stock issued under this agreement and was fully amortized over its estimated useful life of three years. The remaining 3,500,000 shares issued for this technology were subject to an earnout escrow arrangement. As such, when the escrowed shares were earned, they were charged to compensation costs. The terms of the escrow arrangement provided for an earnout formula of 500,000 shares for each $500,000 of revenues earned by the Company during the period from June 1, 1994 through May 31, 1999.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the year ended May 31, 1999, 2,000,000 shares were earned as a result of the arrangement and $445,000 was charged to compensation costs in that period. In addition, 1,500,000 shares that were originally placed in escrow, but not earned according to the earnout arrangement, were returned to the Company and cancelled.

4. NOTES PAYABLE

During the years ended May 31, 2000 and 1999, the Company borrowed $410,000 and $700,500 from an institutional investor and a group of individual investors, one of which is a major shareholder in the Company. The original terms of the notes typically included maturity dates of four months with interest rates ranging from 10%-18%. Also during the year ended May 31, 2000, the Company paid off short term loans aggregating $719,000 from the group of individual investors. Also, $102,500 of a short-term loan with an institutional investor was exchanged for convertible debt and converted into the Company's common stock. The Debt was convertible at a discount to market and, therefore, generated a beneficial conversion feature. The beneficial conversion feature was valued at $86,388 and is reflected as non-cash interest expense. In addition, $289,000 of short-term loans with a group of individual investors were settled through the cashless exercise of warrants.

In addition to the interest on the loans, warrants exercisable for three years were issued to investors at exercise prices ranging from $.25 to $1.12 which was equal to the market price of the common stock on the date of the issuances. During the years ended May 31, 2000 and 1999, warrants to purchase 1,338,342 and 1,553,462 common shares of the Company were issued related to the short term loans placed during the year and warrants to purchase 2,443,447 and 125,000 common shares of the Company were issued to the individual investors and the institutional investor to extend the due dates of their short term loans. These warrants were valued using the Black-Scholes model and the value of $739,037 and $275,226, respectively, were reflected as a discount to the debt and was amortized over the life of the debt. In fiscal 2000, $909,263 of the debt discount related to the warrants and $86,388 related to the conversion discussed above, were amortized and reflected as non-cash interest expense. In fiscal 1999, $105,000 of the debt discount related to the warrants and $23,700 related to the extension of the due dates discussed above, had been amortized and reflected as non-cash interest expense.

5. 5% CONVERTIBLE TERM DEBENTURES

In 1997, the Company issued to a limited number of investors for cash an aggregate of $3,000,000 of unsecured 5% Convertible Term Debentures ("Debentures") and Stock Purchase Warrants ("Warrants") with a right to purchase an aggregate 917,600 shares of common stock, par value $.00001 per share, at exercise prices ranging initially from $1.50 to $1.69125 per share which were subsequently reduced to exercise prices ranging from $0.36 to $0.4375 per share.

The principal and interest amount of each Debenture could, at the election of the holder, have been converted in whole or in part and from time to time into fully paid and nonassessable shares of common stock, $.00001 par value, of the Company, at a price which was the lower of (i) $1.1646 per share or (ii) depending on the number of days the Debentures had been held after the funding date, from 75% to 91% of the average of the closing bid prices for the common stock for the ten consecutive trading days ending on the trading day immediately preceding such conversion date.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of May 31, 1999, the Debentures had been fully converted into 6,069,345 common shares of the Company. In addition, as of May 31, 2000, the investors had exercised warrants to purchase 867,222 common shares of the Company.

Convertible debt instruments which were convertible at a discount to market were accounted for by treating such discount as additional interest expense. The Company computed the amount of the discount based on the difference between the conversion price and fair value of the underlying common stock on the dates the Debentures were issued. The Company recorded $2,160,941 of additional paid in capital for the discount related to the embedded interest in the debentures. During the year ended May 31, 1999 the remaining $142,830 was expensed under the caption "Non-cash interest expense."

6. INVESTMENT AGREEMENTS

$5 MILLION

In February 1999, the Company entered into an investment agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitled the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $5 million from time to time during a three-year period through February 24, 2002, subject to certain conditions including (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares which could be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz could purchase the common stock from the Company at a discount ranging from 10% to 20% depending on the price of the common stock. In addition to the common stock purchased, Swartz received warrants to purchase an additional 15% of the common stock equal to 110% of the market price as determined during the pricing period, subject to further semi-annual price adjustments if the price of the common stock goes down.

In July 1999, the Company amended and restated the investment agreement with Swartz to eliminate the discretion of Swartz as to the timing of its purchase of the Company's common stock. The amended and restated investment agreement required Swartz, after the Company put shares of common stock to it, to purchase the Company's common stock on the twentieth day following the put. The previous agreement enabled Swartz, in its sole discretion, to purchase the Company's common stock at any time during a twenty-day period following the Company's put to it.

The registration statement went effective on October 5, 1999. The Company put 780,460, 1,784,640 and 4,449,696 shares of its common stock to Swartz with effective closing dates of November 30, 1999, December 27, 1999 and February 10, 2000. As a result of an increase in the market price and trading volume of the Company's common stock, the Company completed the $5 million placement of shares with the February 10, 2000 closing. The total number of shares placed with Swartz was 13.9% of the total number of shares outstanding at February 10, 2000 or 7,014,796 common shares at prices ranging from $0.248 to $0.9775. The average price per share paid by Swartz was $0.71 compared to the average closing price during the twenty day pricing periods of $1.34 per share.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

An additional 1,052,219 shares of common stock at exercise prices ranging from $0.341 to $1.075 are issuable to Swartz upon the exercise of warrants issued under the investment agreement. None of the warrants had been exercised as of May 31, 2000.

$30 MILLION

In May 2000, the Company entered into a second investment agreement with Swartz. The second investment agreement entitles the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $30 million from time to time during a three-year period through June 23, 2003, subject to certain conditions including (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares that can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz can purchase the common stock from the Company at a discount ranging from 7% to 10% depending on the price of the common stock. In addition to the common stock purchased, Swartz will receive warrants to purchase an additional 15% of the common stock equal to 110% of the market price as determined during the pricing period, subject to further semi-annual price adjustments if the price of the common stock goes down. The registration statement went effective on June 23, 2000. As of May 31, 2000, the Company did not issue any puts to Swartz under the second investment agreement.

7. STOCKHOLDERS' EQUITY (DEFICIT)

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

At May 31, 2000, the Company had warrants outstanding to purchase 4,756,181 common shares at exercise prices ranging from $0.25 to $1.12 per share expiring beginning in 2002 through 2005.

During fiscal 2000, the Company issued warrants to purchase 4,834,009 common shares of stock at exercise prices ranging from $0.25 to $1.12 per share. Of this amount, warrants to purchase 1,052,219 common shares of stock were issued to Swartz related to the $5 million investment agreement and warrants to purchase 3,781,790 common shares of stock were issued to individual and institutional investors related to notes payable. See Notes 4 and 6 for further discussion. During fiscal 1999, the Company issued warrants to purchase 1,678,462 common shares of stock at exercise prices ranging from $.25 to $.50 per share. All of these warrants to purchase common stock are related to notes payable.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During fiscal 2000, individual and institutional investors exercised warrants to purchase 2,118,890 shares of common stock at exercise prices ranging from $0.25 to $0.50 per share and one warrant to purchase 100,000 common shares at an exercise price of $1.25 expired unexercised.

Also, during fiscal 2000, the Company's shareholders approved an increase in the authorized number of common shares from 60,000,000 to 100,000,000.

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

1992 NON-STATUTORY STOCK OPTION PLAN("NSO")

The Company has an NSO Plan, expiring May 20, 2002, reserving for issuance 750,000 shares of the Company's common stock. The NSO Plan provides, at the discretion of the board of directors, for grants to either full or part time employees, directors and consultants of the Company to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. Any options granted under the NSO Plan must be exercised within ten years of the date they were granted.

1996 STOCK OPTION PLAN

Effective March 1996, the Company adopted the 1996 Stock Option Plan, which was amended by the Stockholders in December 1997, expiring March 24, 2006, reserving for issuance 4,000,000 shares of the Company's common stock. The 1996 Stock Option Plan provides, at the discretion of the board of directors, for grants to either full or part time employees, directors and consultants of the Company to purchase common stock of the Company at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 1996 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal year ended May 31, 2000, the Company granted options to purchase 150,000 shares of stock at market value. During the fiscal year ended May 31, 1999, the Company granted options to purchase 725,000 shares of stock at market value.

During fiscal 2000, the Company repriced stock options to purchase 2,706,000 shares of common stock at exercise prices originally ranging from $.3625 to $2.30. The stock options were repriced at an exercise price of $.32.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Non-cash compensation expense of $3,739,267 was recorded in the fiscal year ended May 31, 2000 as a result of employees and directors exercising their stock options using a cashless exercise provision. Generally accepted accounting principles require that such exercises must be recorded using variable accounting which reflect the incremental difference between the exercise price and the market price on the date of exercise as though it were additional compensation. Since no cash is exchanged in the transaction, a like amount was recorded as additional paid-in capital.

In April 1999, the Company sold 400,000 shares of its common stock to two individuals for an aggregated amount of $75,000; in June 1999, the Company issued 397,205 shares of its common stock to an institutional investor upon the conversion of a short term note plus accrued interest in the amount of $116,182; and during the fiscal year ended May 31, 2000, the Company issued 7,014,796 shares of its common stock under the investment agreement (see note 6) for $5,000,000. These sales occurred after the filing of a registration statement for the public resale of shares sold under the investment agreement; and, therefore, the Company may have violated Section 5 of the Securities Act of 1933. As the shares may have been sold in violation of Section 5, the investors, at their option, may have the right, for up to one year after the purchase of the common stock, to rescind their purchases. As such, these shares were reflected outside of equity in mezzanine equity. The investor loses this ability to rescind during this one year period if he resells the common stock at a profit. During fiscal year 2000, a total of 7,512,001 shares had been sold by the investors at a profit and 300,000 shares had been held by an investor in excess of the one year period. As a result, at May 31, 2000 such shares were no longer subject to recision and have been reclassified in the third and fourth quarters of fiscal 2000 and reported as components of stockholders' equity in the accompanying consolidated balance sheet.

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

Under the accounting provisions for SFAS No. 123, the Company's net loss per share would have been increased by the pro forma amounts indicated below:

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                              2000                1999
----------------------------------------------------------------------------
As reported
    Net loss                            $   (7,488,708)   $      (4,276,456)
                                        ===============   ==================
Pro forma
    Net loss                            $   (7,492,658)   $      (4,596,456)
                                        ===============   ==================
As reported per share
    Basic and diluted loss              $        (0.17)   $           (0.11)
                                        ===============   ==================
Pro forma per share
    Basic and diluted loss              $        (0.17)   $           (0.12)
                                        ===============   ==================


A summary of the status of the Company's stock option plans and warrants as of May 31, 2000 and 1999 and changes during the years ending on those dates is presented below:


                                                               Options                       Warrants
                                                      --------------------------    -------------------------
                                                                       Weighted                    Weighted
                                                                       Average                      Average
                                                                       Exercise                     Exercise
                                                        Shares          Price         Shares         Price
-------------------------------------------------------------------------------------------------------------
Outstanding, June 1, 1998                               4,096,070     $     1.05     1,147,600     $     2.02
     Granted                                              725,000           0.43     1,678,462           0.29
     Cancelled                                         (1,065,000)          1.44      (130,000)          5.38
     Exercised                                            (32,626)          0.18      (555,000)          0.36
-------------------------------------------------------------------------------------------------------------
Outstanding, May 31, 1999                               3,723,444     $     0.83     2,141,062     $     0.36
-------------------------------------------------------------------------------------------------------------
     Granted                                            2,856,000           0.32     4,834,009           0.40
     Cancelled                                         (3,516,251)          0.84      (100,000)          1.25
     Exercised                                         (1,631,869)          0.37    (2,118,890)          0.31
-------------------------------------------------------------------------------------------------------------
Outstanding, May 31, 2000                               1,431,324     $     0.38     4,756,181     $     0.40
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Exercisable, May 31, 1999                               2,568,778     $     0.83     2,141,062     $     0.36
-------------------------------------------------------------------------------------------------------------
Exercisable, May 31, 2000                                 851,824     $     0.32     4,756,181     $     0.40
-------------------------------------------------------------------------------------------------------------

Weighted average fair value of options and warrants
     granted during the year ended May 31, 1999                       $     0.23                   $     0.18
Weighted average fair value of options and warrants
     granted during the year ended May 31, 2000                       $     0.22                   $     0.68
-------------------------------------------------------------------------------------------------------------

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes information about stock options and warrants outstanding at May 31, 2000:

                              Outstanding                                Exercisable
                     -----------------------------------------     -------------------------
                                       Weighted
                                        Average       Weighted                      Weighted
       Range of                        Remaining      Average                       Average
       Exercise        Number         Contractual     Exercise       Number         Exercise
        Prices       Outstanding          Life          Price      Exercisable        Price
--------------------------------------------------------------------------------------------
OPTIONS

$           0.18         35,753           1.57      $    0.18         35,753      $    0.18
       0.32-0.34      1,317,666           2.32           0.32        813,166           0.32
            0.48         75,000           4.52           0.48             --             --
            1.41          2,905           2.31           1.41          2,905           1.41
--------------------------------------------------------------------------------------------
     0.18 - 1.41      1,431,324           2.42           0.38        851,824           0.32

WARRANTS

$           0.25      2,635,000           2.36      $    0.25      2,635,000      $    0.25
       0.30-0.32        853,584           2.33           0.32        853,584           0.32
       0.34-0.40        474,765           4.17           0.36        474,765           0.36
       0.44-0.59        110,378           3.21           0.52        110,378           0.52
       1.07-1.12        682,454           4.65           1.08        682,454           1.08
--------------------------------------------------------------------------------------------
       0.25-1.12      4,756,181           2.88           0.40      4,756,181           0.40

8. NET LOSS PER SHARE

The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. During the years ended May 31, 2000 and 1999, common stock options and warrants convertible or exercisable into approximately 6,187,505 and 5,864,506 shares of common stock and debt convertible into none and 187,161 common shares were not included in diluted earnings (loss) per share as the effect was antidilutive due to the Company recording losses in each of those years.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. INCOME TAXES            As of May 31, 2000, the net deferred tax
                           asset recorded and its approximate tax effect consisted of the following:

                           -----------------------------------------------------------------

                           Net operating loss carryforwards                  $    7,176,000
                           Purchased technology                                     568,000
                           Depreciation and amortization                          2,293,000
                           Other, net                                               170,000
                           -----------------------------------------------------------------
                                                                                 10,207,000
                           Valuation allowance                                   10,207,000
                           -----------------------------------------------------------------

                           Net deferred tax asset                            $           --
                           =================================================================


As of May 31, 2000, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as Management has not determined that it is more likely than not that the deferred tax asset will be realized. No current tax provision was recorded for fiscal 2000 and 1999 due to reported losses. The valuation allowance increased $4,756,000 from the prior year.

At May 31, 2000, the Company has net operating loss carryforwards of approximately $18,753,000 that expire through 2020 and are subject to certain limitations under the Internal Revenue Code of 1986, as amended.

10. PROFIT-SHARING PLAN

Effective July 1, 1993, the Company adopted a savings and profit-sharing plan that allows participants to make contributions by salary reduction pursuant to
Section 401(k) of the Internal Revenue Code. At the Company's discretion, the Company may match contributions at 20% of the employee's contribution up to 6% of the employee's salary. The Company contributions are vested 20% per year beginning with the first year of service. The Company made no matching contribution in fiscal 2000 or 1999.

11. CONTINGENCY

In October 1998, the Company was sued in the District Court for Travis County, Texas by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Family Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. The Company had the suit removed to the United States District Court for the Western District of Texas, Austin Division, and requested the Federal District Court to dismiss the suit based on lack of minimum contacts with Texas or, in the alternative, to transfer the case to the Southern District of California. In January 1999, the Federal District Court dismissed the suit for lack of subject matter and personal jurisdiction. The Fish Family Trust then refiled the suit in the Superior Court of San Diego County, California seeking remedies similar to the Federal District

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Court dismissed action. In March 1999, the Company joined with nanoTronics and Gloria Felcyn and filed its response and cross-complaint against the Fish Family Trust. In February 2000, the judge confirmed her ruling in favor of the defendants on the counts related to the judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. The judge did rule that another issue, the defendants failure to timely issue shares of the Company's common stock to the Fish Family Trust as a result of the Fish Family Trust's ownership in nanoTronics, may have merit. In settlement of this last remaining issue, in August 2000, nanoTronics transferred to the Fish Family Trust approximately 2.9% of the common stock it held in the company subject to finalization of documentation. The judge's final ruling is subject to the normal appeals process. Management believes that, if appealed, it is unlikely that the outcome would have a material impact on the Company's financial position or cash flows.


12. COMMITMENT AND LEASE             The Company, through its subsidiary,
    OBLIGATIONS                      Metacomp, entered into an eight year
                                     operating lease for its office and
                                     manufacturing facilities located in San
                                     Diego, California.

                                     Future minimum lease payments required
                                     under the operating lease are as follows:

                                     Years ending May 31,
                                     ----------------------------------------------
                                     2001                              $    92,026
                                     2002                                   15,510
                                     ----------------------------------------------

                                     Total minimum lease payments      $   107,536
                                     ==============================================

    Rent expense for fiscal 2000 and 1999 was $105,964 and $96,940,respectively.


13. SEGMENT INFORMATION

EXPORT SALES

The Company is engaged in one business segment, the development and marketing of high technology computer and telecommunication products. For the purpose of allocating revenues by geographic location, the Company uses the physical location of its customers as its basis. During the fiscal years ended May 31, 2000 and 1999, the Company's sales by geographic location consisted of the following:

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                               2000            1999
                                            --------------------------
Domestic sales                              $  469,000      $  771,000

Foreign sales:
 Europe                                        136,000          99,000
 North America                                  64,000          55,000
 Asia                                           47,000         161,000
 Other                                           1,000          49,000
    Total foreign sales                        248,000         364,000
                                            --------------------------

               Total net product sales      $  717,000      $1,135,000
                                            ==========================



The Company has no foreign assets.

SALES TO MAJOR CUSTOMERS

During the fiscal years ended May 31, 2000 and 1999, revenues from significant customers consisted of the following:

                   2000                       1999
           ---------------------      ---------------------
Customer   Sales         Percent      Sales         Percent
--------   -----         -------      -----         -------

A         $138,000        19.2%       $     -           -
B          137,000        19.1%       339,000        29.9%
C          127,000        17.8%             -           -
D             -              -        159,000        14.0%
E             -              -        125,000        11.0%

14.  SUBSEQUENT EVENT

In June 2000, the Company entered into a three-year, $80,000 secured promissory note receivable with an executive officer of the Company. The note bears interest at the rate of 6% with interest payments due semi-annually and the principal due at the maturity of the note. The executive officer pledged 100,000 shares of Patriot's common stock that he held on the date of issuance as security for this note.

In July 2000, the Company entered into a purchase agreement whereby it plans to purchase a two-story, 12,760 square foot building which is under construction and anticipated to be completed and ready for occupancy in the second calendar quarter of 2001. The agreement is subject to the

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company completing its due diligence and obtaining satisfactory financing on the completed building. The cost of the completed project is anticipated to be approximately $2,200,000 and the Company anticipates that, initially, it would rent out to third parties approximately one-half of the total space.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED:  August 29, 2000             PATRIOT SCIENTIFIC CORPORATION


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

             Signature                            Title                            Date
             ---------                            -----                            ----
      /s/ JAMES T. LUNNEY          Chairman, President, Chief Executive       August 29, 2000
      -------------------------    Officer and Director
      James T. Lunney

      /s/ LOWELL W. GIFFHORN       Chief Financial Officer, Principal         August 29, 2000
      -------------------------    Financial Officer, Principal
      Lowell W. Giffhorn           Accounting  Officer and Director

      /s/ RICHARD G. BLUM          Director                                   August 29, 2000
      -------------------------
      Richard G. Blum

      /s/ FREDERICK G. THIEL       Director                                   August 29, 2000
      -------------------------
      Frederick G. Thiel

      /s/ DONALD BERNIER           Director                                   August 29, 2000
      -------------------------
      Donald Bernier

      /s/ HELMUT FALK JR.          Director                                   August 29, 2000
      -------------------------
      Helmut Falk Jr.

                                  EXHIBIT INDEX

Exh.No.                       Document                                                 No.
-------                       --------                                                 ---

 2.0    PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
        SUCCESSION.

 2.1    Agreement to Exchange Technology for Stock in Patriot Scientific
        Corporation, incorporated by reference to Exhibit 2.1 to Form 8-K dated
        August 10, 1989                                                                (1)

 2.2    Assets Purchase Agreement and Plan of Reorganization dated June 22,
        1994, among the Company, nanoTronics Corporation and Helmut Falk,
        incorporated by reference to Exhibit 10.4 to Form 8-K dated July 6, 1994       (1)

 2.2.1  Amendment to Development Agreement dated April 23, 1996 between the
        Company and Sierra Systems, incorporated by reference to Exhibit 2.2.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2
        dated April 29, 1996                                                           (1)

 2.3    Form of Exchange Offer dated December 4, 1996 between the Company and certain shareholders of Metacomp, Inc. incorporated by reference to
        Exhibit 2.3 to Form 8-K dated January 9, 1997                                  (1)

 2.4    Letter of Transmittal to Accompany Shares of Common Stock of Metacomp,
        Inc. Tendered Pursuant to the Exchange Offer Dated December 4, 1996
        incorporated by reference to Exhibit 2.4 to Form 8-K dated January 9,
        1997                                                                           (1)

 3.0    ARTICLES AND BYLAWS.

 3.1    Original Articles of Incorporation of the Company's predecessor, Patriot
        Financial Corporation, incorporated by reference to Exhibit 3.1 to
        registration statement on Form S-18, file no. 33-23143-FW                      (1)

 3.2    Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18, File
        No. 33-23143-FW                                                                (1)

 3.3    Certificate of Incorporation of the Company, as filed with the Delaware
        Secretary of State on March 24, 1992, incorporated by reference to
        Exhibit 3.1 to Form 8-K dated May 12, 1992 (1) 3.3.1 Certificate of
        Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to Form 10-KSB for the fiscal year ended May
        31, 1995                                                                       (1)

 3.3.2  Certificate of Amendment to the Certificate of Incorporation of the
        Company, as filed with the Delaware Secretary of State on June 19,1997, incorporated by reference to Exhibit 3.3.2 to Form 10-KSB for the fiscal
        year ended May 31, 1997                                                        (1)

 3.3.3 Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 28, 2000, incorporated by reference to Exhibit 3.3.3 to
        Registration Statement on Form S-3 dated May 5, 2000                           (1)

 3.4    Articles and Certificate of Merger of Patriot Financial Corporation into the Company dated May 1, 1992, with Agreement and Plan of Merger attached thereto as Exhibit A, incorporated by reference to Exhibit 3.2
        to Form 8-K dated May 12, 1992                                                 (1)

 3.5    Certificate of Merger issued by the Delaware Secretary of State on May
        8, 1992, incorporated by reference to Exhibit 3.3 to Form 8-K dated May
        12, 1992                                                                       (1)

 3.6    Certificate of Merger issued by the Colorado Secretary of State on May
        12, 1992, incorporated by reference to Exhibit 3.4 to Form 8-K dated May
        12, 1992                                                                       (1)

 3.7    Bylaws of the Company, incorporated by reference to Exhibit 3.5 to Form
        8-K dated May 12, 1992                                                         (1)

 4.0    INSTRUMENTS ESTABLISHING RIGHTS OF SECURITY HOLDERS.

 4.1    Specimen common stock certificate, incorporated by reference to Exhibit
        4.1 Form 8-K dated May 12, 1992                                                (1)

 4.2    Form of Stock Purchase Warrant (Labway Corporation) dated February 29,
        1996, exercisable to purchase 253,166 common shares at $1.58 per share until August 31, 1996, granted to investors in connection with an offering of securities made in reliance upon Regulation S, incorporated by reference to Exhibit 4.2 to Form 10-QSB for fiscal quarter ended
        2/29/96                                                                        (1)

 4.3    Form of 6% Convertible Subordinated Promissory Note due September 30,
        1998 aggregating $1,500,000 to six investors incorporated by reference
        to Exhibit 4.3 to Form 10-QSB for fiscal quarter ended August 31, 1996         (1)

 4.4    Form of 5% Convertible Term Debenture (CC Investments, LDC) due June 2,
        1999 aggregating $2,000,000 to two investors incorporated by reference
        to Exhibit 4.4 to Form 8-K dated June 16, 1997                                 (1)

 4.5    Form of Stock Purchase Warrant (CC Investments, LDC) dated June 2, 1997 exercisable to purchase an aggregate of 400,000 common shares at
        $1.69125 per share until June 2, 2002, granted to two investors in connection with the offering of securities in Exhibit 4.4 incorporated
        by reference to Exhibit 4.5 to Form 8-K dated June 16, 1997                    (1)

 4.6    Registration Rights Agreement dated June 2, 1997 by and among the
        Company and CC Investments, LDC and the Matthew Fund, N.V. related to the registration of the common stock related to Exhibits 4.4 and 4.5
        incorporated by reference to Exhibit 4.6 to Form 8-K dated June 16, 1997       (1)

 4.7    Form of Warrant to Purchase Common Stock (Swartz Family Partnership,
        L.P.) dated June 2, 1997 exercisable to purchase an aggregate of 211,733 common shares at $1.69125 per share until

        June 2, 2002, granted to a group of investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to
        Exhibit 4.7 to Form 8-K dated June 16, 1997                                    (1)

 4.8    Registration Rights Agreement dated June 2, 1997 by and among the
        Company and Swartz Investments, LLC related to the registration of the common stock related to Exhibit 4.7 incorporated by reference to Exhibit
        4.8 to Form 8-K dated June 16, 1997                                            (1)

 4.9    Form of 5% Convertible Term Debenture (CC Investments, LDC) due June 2,
        1999 aggregating $1,000,000 to two investors incorporated by reference
        to Exhibit 4.9 to Form 10-KSB for the year ended May 31, 1998                  (1)

 4.10   Form of Stock Purchase Warrant (CC Investments, LDC) dated November 24,
        1997 exercisable to purchase an aggregate of 200,000 common shares at
        $1.50 per share until June 2, 2002, granted to two investors in connection with the offering of securities in Exhibit 4.9 incorporated by reference to Exhibit 4.10 to Form 10-KSB for the year ended May 31,
        1998                                                                           (1)

 4.11   Form of Warrant to Purchase Common Stock (Swartz Family Partnership,
        L.P.) dated November 24, 1997 exercisable to purchase an aggregate of
        105,867 common shares at $1.50 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities in
        Exhibit 4.9 incorporated by reference to Exhibit 4.11 to Form 10-KSB for
        the year ended May 31, 1998                                                    (1)

 4.12   Form of Warrant to Purchase Common Stock (Investor Communications Group,
        Inc.) dated June 16, 1997 exercisable to purchase an aggregate of
        130,000 common shares at prices ranging from $2.50 to $7.50 per share until June 15, 1999 incorporated by reference to Exhibit 4.12 to Form
        10-KSB for the year ended May 31, 1998                                         (1)

 4.13   Warrant to Purchase Common Stock issued to Spellcaster
        Telecommunications, Inc. dated April 28, 1998 exercisable to purchase an aggregate of 100,000 common shares at $1.25 per share until April 28,
        2000 incorporated by reference to Exhibit 4.13 to Form 10-KSB for the
        year ended May 31, 1998                                                        (1)

 4.14   Investment agreement dated February 24, 1999 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of
        $5,000,000 Incorporated by reference to Exhibit 4.14 to Form 10-QSB/A
        for the fiscal quarter Ended November 30, 1998                                 (1)

 4.15   Registration Rights Agreement dated February 24, 1999 by and between the
        Company and Swartz Private Equity, LLC related to the registration of the common Stock related to Exhibit 4.14 incorporated by reference to
        Exhibit 4.15 to Form 10- QSB/A for the fiscal quarter ended November 30,
        1998                                                                           (1)

 4.16   Form of Warrant to Purchase Common Stock (Swartz Private Equity, LLC)
        dated February 24, 1999 exercisable to purchase common shares in connection with the Offering of securities in Exhibit 4.14 incorporated by reference to Exhibit 4.16 to Form 10-QSB/A for the fiscal quarter
        ended November 30, 1998                                                        (1)

 4.17   Amended and Restated Investment Agreement dated July 12, 1999 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $5,000,000 incorporated by reference to Exhibit 4.17 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2
        dated July 14, 1999                                                            (1)

 4.18   Investment Agreement dated April 28, 2000 by and between the Company and
        Swartz Private Equity, LLC for a maximum aggregate amount of $30,000,000 incorporated by reference to Exhibit 4.18 to Registration Statement on
        Form S-3 dated May 5, 2000                                                     (1)

10.0    MATERIAL CONTRACTS.

10.1    1992 Incentive Stock Option Plan of the Company, incorporated by
        reference to Exhibit 10.1 to Form 8-K dated May 12, 1992                       (1)

10.1.1  Amendment to 1992 Incentive Stock Option Plan dated January 11, 1995, incorporated by reference to Exhibit 10.1.1 to Form S-8 dated July 17,
        1996                                                                           (1)

10.2    1992 Non-Statutory Stock Option Plan of the Company, incorporated by
        reference to Exhibit 10.2 to Form 8-K dated May 12, 1992                       (1)

10.2.1  Amendment to 1992 Non-Statutory Stock Option Plan dated January 11, 1995 incorporated by reference to Exhibit 10.2.1 to Form 10-KSB for fiscal
        year ended May 31, 1996                                                        (1)

10.3    Lease Agreement between the Company's subsidiary Metacomp, Inc. and
        Clar-O-Wood Partnership, a California limited partnership dated April
        11, 1991 as amended November 11, 1992 and November 2, 1995, incorporated by reference to Exhibit 10.3 to Form 10-KSB for the fiscal year ended
        May 31, 1997                                                                   (1)

10.4    Stock Purchase Agreement dated November 29 and 30, 1995, between the
        Company and SEA, Ltd., incorporated by reference to Exhibit 10.4 to Form
        8-K dated December 11, 1995                                                    (1)

10.4.1  Letter Amendment to Stock Purchase Agreement dated February 21, 1996, between the Company and SEA, Ltd., incorporated by reference to Exhibit
        10.4.1 to Form 10-QSB for fiscal quarter ended 2/29/96                         (1)

10.5    1995 Employee Stock Compensation Plan of the Company, incorporated by reference to Exhibit 10.5 to Form 10-QSB for fiscal quarter ended
        11/30/95                                                                       (1)

10.6    Letter Stock and Warrant Agreement dated January 10, 1996 between the
        Company and Robert E. Crawford, Jr., incorporated by reference to
        Exhibit 10.6 to Form 10-QSB for fiscal quarter ended 2/29/96                   (1)

10.7    Non-Exclusive Manufacturing and Line of Credit Agreement dated February
        28, 1996, between the Company and Labway Corporation, incorporated by reference to Exhibit 10.7 to Form 10-QSB for fiscal quarter ended
        2/29/96                                                                        (1)

10.8    Distribution and Representation Agreement dated February 28, 1996, between the Company and Innoware, Inc., incorporated by reference to
        Form 10-QSB for fiscal quarter ended 2/29/96                                   (1)

10.9    Employment Agreement dated November 20, 1995 between the Company and
        Elwood G. Norris, incorporated by reference to Exhibit 10.9 to
        Registration Statement on Form SB-2 dated March 18, 1996                       (1)

10.9.1  First Amendment to Employment Agreement dated May 17, 1996 between the
        Company and Elwood G. Norris, incorporated by reference to Exhibit
        10.9.1 to Pre-Effective Amendment No. 2 to Registration Statement on
        Form SB-2 dated May 23, 1996                                                   (1)

10.10   Employment Agreement dated November 20, 1995 between the Company and
        Robert Putnam, incorporated by reference to Exhibit 10.10 to
        Registration Statement on Form SB-2 dated March 18, 1996                       (1)

10.11   Sales Contractual Agreement dated March 19, 1996 between the Company and
        Evolve Software, Inc., incorporated by reference to Exhibit 10.11 to
        Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2
        dated April 29, 1996                                                           (1)

10.11.1 Two Year Stock Purchase Warrant dated March 19, 1996 Granted to Evolve
        Software, Inc. Providing for the Purchase of up to 50,000 Common Shares
        at $2.85, incorporated by reference to Pre-Effective Amendment No. 1 to
        Registration Statement on Form SB-2 dated April 29, 1996                       (1)

10.12   Employment Agreement dated as of May 8, 1996 between the Company and
        Michael A. Carenzo, including Schedule A - Stock Option Agreement, incorporated by reference to Pre-Effective Amendment No. 2 to
        Registration Statement on Form SB-2 dated May 23, 1996                         (1)

10.12.1 First Amendment to Employment Agreement dated May 8, 1996 between the
        Company and Michael A. Carenzo dated September 23, 1996, incorporated by reference to Exhibit 10.12.1 to Form 10-KSB for the fiscal year ended
        May 31, 1997                                                                   (1)

10.13   1996 Stock Option Plan of the Company dated March 25, 1996 and approved by the Shareholders on May 17, 1996, incorporated by reference to
        Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2
        dated May 23, 1996                                                             (1)

10.14   Sales Contractual Agreement dated June 20, 1996 between the Company and
        Compunetics Incorporated incorporated by reference to Exhibit 10.14 to
        Form 10-KSB for fiscal year ended May 31, 1996                                 (1)

10.15   Sales Contractual Agreement dated July 31, 1996 between the Company and
        Premier Technical Sales, Inc. incorporated by reference to Exhibit 10.15
        to Form 10-KSB for fiscal year ended May 31, 1996                              (1)

10.16   Employment Agreement dated January 1, 1997 between the Company and
        Norman J. Dawson, incorporated by reference to Exhibit 10.16 to Form
        10-KSB for the fiscal year ended May 31, 1997                                  (1)

10.17   Employment Agreement dated January 1, 1997 between the Company and
        Jayanta K. Maitra, incorporated by reference to Exhibit 10.17 to Form
        10-KSB for the fiscal year ended May 31, 1997                                  (1)

10.18   Technology License and Distribution Agreement dated June 23, 1997 between the Company and Sun Microsystems, Inc. , incorporated by reference to Exhibit 10.18 to Form 10-KSB for the fiscal year ended May
        31, 1997                                                                       (1)

10.19   Employment Agreement dated March 23, 1998 between the Company and James
        Lunney incorporated by reference to Exhibit 10.21 to Form 10-KSB for the
        fiscal year ended May 31, 1998                                                 (1)

10.20   Employment Agreement dated July 28, 1997 between the Company and Philip
        Morettini incorporated by reference to Exhibit 10.21 to Form 10-KSB for
        the fiscal year ended May 31, 1998                                             (1)

10.21   Employment Agreement dated July 23, 1998 between the Company and Lowell
        W. Giffhorn incorporated by reference to Exhibit 10.21 to Form 10-KSB
        for the fiscal year ended May 31, 1998                                         (1)

10.22   Secured Promissory Note dated June 12, 2000 between the Company and
        James T. Lunney                                                                (2)

10.23   Purchase Agreement dated June 29, 2000 between the Company and 4S 37/38,
        LLC                                                                            (2)

23.0    CONSENTS OF EXPERTS AND COUNSEL

23.1    Consent of BDO Seidman, LLP                                                    (2)

99.0    ADDITIONAL EXHIBITS.

99.1    Form of ISO Plan Option (Gaspar) dated May 29, 1992, incorporated by reference to Exhibit 28.2 to registration statement on Form SB-2, file
        no. 33-57858                                                                   (1)

99.2    Form of NSO Plan Option (Berlin) dated May 29, 1992, incorporated by reference to Exhibit 28.3 to registration statement on Form SB-2, file
        no. 33-57858                                                                   (1)

99.3    Form of Incentive Stock Option Agreement to the Company's 1996 Stock
        Option Plan (individual agreements differ as to number of shares, dates, prices and vesting), incorporated by reference to Pre-Effective
        Amendment No. 2 to Registration Statement on Form SB-2 dated May 23,
        1996                                                                           (1)

99.4    Form of NonQualified Stock Option Agreement to the Company's 1996 Stock
        Option Plan (individual agreement differ as to number of shares, date, prices and vesting), incorporated by reference to Pre-Effective
        Amendment No. 2 to Registration Statement on Form SB-2 dated May 23,
        1996                                                                           (1)

99.5    Press Release of the Company dated November 4, 1996 incorporated by
        reference to Exhibit 99.5 to Form 8-K dated January 9, 1997                    (1)

        (1) Previously filed in indicated registration statement or report.
        (2) Exhibit filed herewith this Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000