Form 10QSB
period 2000-08-31
PATRIOT SCIENTIFIC CORP
filed 2000-10-03
CIK 836564

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended August 31, 2000
                                   ---------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                        52,425,948
-------------------------------                        ----------
           (Class)                           (Outstanding at October 2, 2000)

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO [X]

                         PATRIOT SCIENTIFIC CORPORATION
                                      INDEX


                                                                                      Page
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements:

               Consolidated Balance Sheets as of August 31, 2000 (unaudited)
                 and May 31, 2000                                                      3

               Consolidated Statements of Operations for the three months ended
                 August 31, 2000 and 1999 (unaudited)                                  4

               Consolidated Statements of Cash Flows for the three months ended
                 August 31, 2000 and 1999 (unaudited)                                  5

               Notes to Consolidated Financial Statements                              6-9

        Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                             10-15

PART II. OTHER INFORMATION                                                             15

        Item 1. Legal Proceedings                                                      *
        Item 2. Changes in Securities                                                  *
        Item 3. Defaults upon Senior Securities                                        *
        Item 4. Submission of Matters to a Vote of Security Holders                    *
        Item 5. Other Information                                                      *
        Item 6. Exhibits and Reports on Form 8-K                                       15


SIGNATURES                                                                             15


        * No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements

                         PATRIOT SCIENTIFIC CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                           August 31,           May 31,
                                                                              2000               2000
                                                                          (Unaudited)

                                           ASSETS
Current assets:
      Cash and cash equivalents                                           $    677,625       $  2,100,242
      Accounts receivable, net of allowance
        of $5,000 for uncollectible accounts                                   107,144             61,152
      Note receivable (Note 7)                                                  80,000                 --
      Inventories (Note 3)                                                     217,672             71,164
      Prepaid expenses                                                         155,863             60,048
                                                                          ------------       ------------

Total current assets                                                         1,238,304          2,292,606

Property and equipment, net                                                    295,369            289,880

Patents and trademarks, net                                                    134,322            150,662
                                                                          ------------       ------------
                                                                          $  1,667,995       $  2,733,148
                                                                          ============       ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                    $    174,739       $    393,150
      Accrued liabilities                                                      105,519            130,116
                                                                          ------------       ------------

Total current liabilities                                                      280,258            523,266

Commitment (Note 8)

Stockholders' equity (Note 6):
      Preferred stock, $.00001 par value; 5,000,000 shares
        authorized: none outstanding                                                --                 --
      Common stock, $.00001 par value; 100,000,000 shares
        authorized; issued and outstanding 51,367,281 and 51,126,675               514                511
      Additional paid-in capital                                            33,623,550         33,559,158
      Accumulated deficit                                                  (32,236,327)       (31,349,787)
                                                                          ------------       ------------
Total stockholders' equity                                                   1,387,737          2,209,882
                                                                          ------------       ------------
                                                                          $  1,667,995       $  2,733,148
                                                                          ============       ============


See accompanying summary of accounting policies and notes to consolidated financial statements.

                         Patriot Scientific Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)


                                           Three Months Ended
                                      August 31,         August 31,
                                         2000               1999

Net sales                            $    119,101       $    199,024

Cost of sales                             134,206            126,610
                                     ------------       ------------

Gross profit (loss)                       (15,105)            72,414

Operating expenses:
     Research and development             554,862            433,400
     Selling, general and
       administrative                     330,445            345,714
                                     ------------       ------------
                                          885,307            779,114
                                     ------------       ------------
Operating loss                           (900,412)          (706,700)
                                     ------------       ------------
Other income (expenses):
     Gain on sale of technology                --            250,000
     Interest income                       14,619                 98
     Interest expense                        (747)           (26,355)
     Non-cash interest expense
       related to notes payable
       (Note 4)                                --           (265,821)
                                     ------------       ------------
                                           13,872            (42,078)
                                     ------------       ------------
Net loss                             $   (886,540)      $   (748,778)
                                     ============       ============

Basic and diluted loss
     per common share                $      (0.02)      $      (0.02)
                                     ============       ============

Weighted average number of
  common shares outstanding
  during the period (Note 1)           51,260,601         39,575,872
                                     ============       ============


See accompanying summary of accounting policies and notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                     Three Months Ended
                                                              August 31, 2000       August 31, 1999

Increase (Decrease) in Cash and Cash Equivalents
Operating activities:
      Net loss                                                $      (886,540)      $      (748,778)
      Adjustments to reconcile net loss
        to cash used in operating activities:
          Amortization and depreciation                                57,133                90,077
          Non-cash interest expense related to
              notes payable (Note 4)                                       --               265,821
          Gain on sale of technology                                       --              (250,000)
          Changes in:
              Accounts receivable                                     (45,992)             (112,863)
              Inventories                                            (146,508)                7,602
              Prepaid and other assets                                (95,815)               27,387
              Accounts payable and accrued expenses                  (243,008)              188,468
                                                              ---------------       ---------------
Net cash used in operating activities                              (1,360,730)             (532,286)
                                                              ---------------       ---------------
Investing activities:
      Note receivable (Note 7)                                        (80,000)                   --
      Purchase of property and equipment                              (46,282)              (31,667)
      Proceeds from sale of technology                                     --               250,000
                                                              ---------------       ---------------
Net cash provided by (used in) investing activities                  (126,282)              218,333
                                                              ---------------       ---------------
Financing activities:
      Proceeds from issuance of short term notes payable                   --               205,000
      Proceeds from sale of accounts receivable                            --                95,193
      Principal payments on notes payable and
        long-term debt                                                     --                  (573)
      Proceeds from exercise of common stock
        warrants and options                                           64,395                 7,400
                                                              ---------------       ---------------
Net cash provided by financing activities                              64,395               307,020
                                                              ---------------       ---------------

Net decrease in cash and cash equivalents                          (1,422,617)               (6,933)

Cash and cash equivalents, beginning of period                      2,100,242                35,813
                                                              ---------------       ---------------

Cash and cash equivalents, end of period                      $       677,625       $        28,880
                                                              ---------------       ---------------

Supplemental Disclosure of Cash Flow Information:
      Notes payable and accrued interest exchanged
         for common stock                                     $            --       $       116,182
      Cash payments for interest                              $           747       $         1,403
      Unamortized debt discount                               $            --       $       225,355
                                                              ---------------       ---------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      BASIS OF PRESENTATION

The consolidated financial statements of Patriot Scientific Corporation ("the Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended May 31, 2000.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month period are not necessarily indicative of the results that may be expected for the year.

LOSS PER SHARE

The Company follows Standard of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, basic loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding. Diluted loss per share is calculated as net loss divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. Common stock options and warrants of 6,854,399 and 6,877,476 for the three months ended August 31, 2000 and 1999, respectively, were not included in diluted loss per share for the periods as the effect was antidilutive due to the Company recording losses in each of those periods.

SALE OF ACCOUNTS RECEIVABLE

The Company follows SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A factoring line established by the Company with a bank enables the Company to sell selected accounts receivable invoices to the bank with full recourse against the Company. These transactions qualify for a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it may not redeem the invoices sold previous to the invoices being greater than 90 days past due. Under SFAS No.125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During the first three months of fiscal 2000, the Company sold approximately $119,000 of its accounts receivable to a bank under a factoring agreement for approximately $95,000. Pursuant to the provisions of SFAS No. 125, the Company reflected the transactions as sales of assets and established an accounts receivable from the bank for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount was equal to 20% of the total accounts receivable invoice sold to the bank less 1% of the total invoice as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset was based on the payment history of the accounts receivable customer. As of August 31, 2000, there were no balances outstanding under the factoring line.

RECLASSIFICATIONS

Certain items in the 1999 Financial Statements have been reclassified to conform to the current presentation.

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

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Company adopted the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company has repriced stock options on October 5, 1999 and in accordance with generally accepted accounting principles accounted for the repriced stock options as fixed. As a result of adopting the Interpretation, the Company is required to apply variable accounting to these options and if the market price of the Company's stock increases subsequent to July 1, 2000 it will recognize additional compensation expense that it otherwise would not have incurred. As of August 31, 2000, there was no additional compensation expense recorded because the market price of the Company's common stock was lower than the price at July 1, 2000. However, the ultimate impact cannot be determined as it is dependent on the change in the market price of the stock from July 1, 2000 until the stock options are exercised, forfeited or expire unexercised.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective as of the fourth quarter of fiscal year ending May 31, 2001. The Company believes the adoption of this bulletin will have no material impact on its financial statements.

In March 2000, the FASB issued Emerging Issues Task Force Issue No 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which is effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. Currently, as the Company has no web site development costs, the adoption of EITF 00-2 would have no impact on the Company's financial condition or results of operations. To the extent the Company begins to enter into such transactions in the future, the Company will adopt the Issue's disclosure requirements in the quarterly and annual financial statements for the year ending May 31, 2001.

3.      INVENTORIES

Inventories are stated at cost (determined primarily by the weighted average cost method which approximates cost on a first-in, first-out basis) not in excess of market value.

Inventories at August 31, 2000 and May 31, 2000, consist of the following:


                              August 31, 2000         May 31, 2000

Component parts               $       344,698       $       332,271
Work in process                        59,761                38,213
Finished goods                        152,213                39,680
                              ---------------       ---------------
                                      556,672               410,164
Reserve for obsolescence             (339,000)             (339,000)
                              ---------------       ---------------
                              $       217,672       $        71,164
                              ===============       ===============

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.      NOTES PAYABLE

As of August 31, 1999, the Company had short term notes payable aggregating $803,000 with a group of individual investors, one of which was a major shareholder in the Company. Of this amount, $205,000 was issued during the first fiscal quarter of 2000. The notes typically had four month maturity dates and accrued interest at the rate of 10%. These notes were paid in full during the balance of fiscal 2000.

In addition to the interest on the notes, warrants exercisable for three years, for an aggregate of 3,178,122 common shares of the Company were issued to investors at exercise prices ranging from $.25 to $.50 which was equal to the market price of the common stock on the date of the issuances. During the three months ended August 31, 1999, warrants to purchase 538,342 common shares of the Company were issued related to the $205,000 short term notes placed during the three months and warrants to purchase 961,318 common shares of the Company were issued to the individual investors to extend the due dates of their short term notes. These warrants were valued using the Black-Scholes model and the value of $596,176 was reflected as a discount to the debt and was amortized over the life of the debt. In the first three months of fiscal 2000, $265,821 of the debt discount was amortized and reflected as non-cash interest expense.

5.      INVESTMENT AGREEMENT

In May 2000, the Company entered into an investment agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitles the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $30 million from time to time during a three-year period through June 23, 2003, subject to certain conditions including (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares that can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz can purchase the common stock from the Company at a discount ranging from 7% to 10% depending on the price of the common stock. In addition to the common stock purchased, Swartz will receive warrants to purchase an additional 15% of the common stock equal to 110% of the market price as determined during the pricing period, subject to further semi-annual price adjustments if the price of the common stock goes down. The Company had previously entered into a similar investment agreement with Swartz.

The registration statement went effective on June 23, 2000. Subsequent to the end of the quarter, in September, 2000 the Company received proceeds of $683,167 from the sale of 1,000,000 shares of common stock as a result of the initial put. Per the terms of the investment agreement, the Company issued a five year warrant for 150,000 shares of common stock exercisable initially at a price of $0.9625 related to the initial put.

6.      STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the three months ended August 31, 2000:


                                                    Common
                                                     Shares         Dollars
Balance June 1, 2000                               51,126,675     $33,559,669
Exercise of common stock warrants                     240,606          64,395
                                                  -----------     -----------
Balance August 31, 2000                            51,367,281     $33,624,064
                                                  ===========     ===========


At August 31, 2000, the Company had 262,500 options outstanding pursuant to its 1992 ISO Stock Option Plan exercisable at a range of $0.32 to $1.325 per share expiring beginning in 2001 through 2005. The Company had 135,753 options outstanding pursuant to its 1992 NSO Stock Option Plan exercisable at a range of $0.18 to $1.325 per share expiring beginning in 2001 through 2005. The Company also had 1,940,571 options outstanding pursuant to its 1996 Stock Option Plan exercisable at a range of $0.32 to $1.41 per share expiring beginning in 2001 through 2005.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

At August 31, 2000, the Company had warrants outstanding exercisable into 4,515,575 common shares at exercise prices ranging from $0.25 to $1.12 per share expiring beginning in 2002 through 2005. During fiscal year 2000, the Company issued 1,052,219 warrants to purchase common stock which are subject to repricings at the six month anniversary of the issuance of the warrant. At each anniversary date the warrants will be repriced to the lesser of the initial exercise price or 110% of the lowest closing bid price of the Company's common stock for the five trading days ending on such six month anniversary date of the date of issuance. As of August 31, 2000 none of the warrants have been repriced.

7.      NOTE RECEIVABLE

In June 2000, the Company entered into a three-year, $80,000 Secured Promissory Note Receivable with an individual who was, at the time of the issuance of the note, an executive officer of the Company. On September 25, 2000, he requested and was relieved of his duties as an executive officer and director of the Company. The note bears interest at the rate of 6% per annum with interest payments due semi-annually and the principal due at the maturity of the note. The individual pledged 100,000 shares of the Company's common stock that he held on the date of issuance as security for this note.

8.      COMMITMENT

In July 2000, the Company entered into a purchase agreement whereby it plans to purchase a two-story, 12,760 square foot building which is under construction and anticipated to be completed and ready for occupancy in the second calendar quarter of 2001. The agreement is subject to the Company completing its due diligence and obtaining satisfactory financing on the completed building. The cost of the completed project is anticipated to be approximately $2,200,000 and the Company anticipates that, initially, it would rent out to third parties approximately one-half of the total space.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "FUTURE PERFORMANCE AND RISK FACTORS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MAY 31, 2000.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2000 AND AUGUST 31, 1999

        Net sales. Total net sales for the first fiscal quarter ended August 31, 2000 decreased 40.2% to $119,101 from $199,024 for the corresponding period of the previous fiscal year. This decrease was due to a reduction in follow-on shipments for the Company's matured communication products, several that are approaching the end of their life cycles, coupled with a reduction in license fee income. Development and sales of new communications products have not achieved a level to replace the maturing products. The Company anticipates this trend in communication product revenue to continue since many of the communication products are approaching the end of their life cycles and its efforts are being focused on the microprocessor product line. Microprocessor sales increased slightly to $13,095 compared to $6,345 for the same period of the previous year. This increase is the result of the revenues from initial shipments of evaluation kits containing the latest version of the 0.35 micron chip.

        Cost of sales. Cost of sales as a percentage of net sales increased to 112.7% in the first fiscal quarter ended August 31, 2000 compared to 63.6% for the corresponding period of the previous fiscal year. This significant increase was due in part to the costs of the new evaluation kits which are now being provided to potential customers. Some of these kits are provided at no cost to the customer. Also, as a result of the decreased activity in the communications product revenue, the fixed manufacturing overhead was allocated to a smaller revenue base which contributed to the increase in the cost of sales as a percentage of net sales percentage.

        Research and development expenses increased 28.0% from $433,400 for the first fiscal quarter ended August 31, 1999 to $554,862 for the first fiscal quarter ended August 31, 2000. This increase was due primarily to a ramp up in personnel and consulting services to introduce a new soft core version of the microprocessor technology.

        Selling, general and administrative expenses decreased 4.4% to $330,445 for the first fiscal quarter ended August 31, 2000 compared to $345,714 for the first fiscal quarter ended August 31, 1999. This decrease was primarily due to a reduction in the costs related to financings partially offset by an increase in consulting costs due to the creation of a new executive position for business development during the first quarter ended August 31, 2000.

        Other income (expense) increased significantly for the first fiscal quarter ended August 31, 2000, $13,872, compared to ($42,078) for the corresponding period of the previous fiscal year. This increase in income resulted primarily from the recognition in the first fiscal quarter ended August 31, 1999 of $265,821 of non-cash interest related to the amortization of the debt discount, as discussed in Note 4 to the consolidated financial statements, offset by the gain on sale of the gas plasma antenna technology of $250,000. Also interest expense on short-term notes payable was $26,355 for the corresponding period of the previous fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

        At August 31, 2000, the Company had working capital of $958,046 and cash and cash equivalents of $677,625. The Company has historically funded its operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $1,422,617 during the first fiscal quarter ended August 31, 2000 due to net cash used in operations of $1,360,730, additions to property and equipment of $46,282 and the issuance of a note receivable of $80,000 to an officer of the Company offset by funds generated from the exercise of warrants to purchase common stock of the Company of $64,395. The net cash used in operations is primarily a result in a reduction of accounts payable of $218,411, related to a settlement of a major software vendor, an increase in inventory of $146,508 which was a result of receiving the next generation microprocessor and related evaluation kits, and an increase in accounts receivable of $45,992.

        The Company estimates its current cash requirements to sustain its operations for the next twelve months through August 2001 to be $4 million. The Company expects that these requirements will be provided by the current working capital of $958,046, the $30 million equity line of credit, as discussed below, the exercise of outstanding stock options and warrants, and anticipated increased microprocessor and license revenue. In addition, the Company has a $500,000 factoring agreement with its bank.

        The Company anticipates that it may require additional equipment, fabrication, components and supplies during the next twelve months to continue development of its technologies. Product introductions such as those currently underway for the PSC1000 may require significant inventory, product launch, marketing personnel and other expenditures that can not be currently estimated. Further, if expanded development is commenced or new generations of microprocessors are accelerated beyond their current plans, additional expenditures that the Company can not currently estimate, may be required. In July 2000, the Company entered into a purchase agreement whereby it plans to purchase a two-story, 12,760 square foot building which is under construction and anticipated to be completed and ready for occupancy in the second calendar quarter of 2001. The cost of the completed project is anticipated to be approximately $2,200,000 and the Company anticipates that, initially, it would rent out to third parties approximately one-half of the total space. It is anticipated that the new facility will be paid for partially by encumbering the property with a mortgage. It is possible therefore, that higher levels of expenditures may be required than the Company currently contemplates resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise. The Company anticipates that, if needed, the equity line of credit and revenues from the sale of the microprocessor and licenses of the microprocessor technology will generate the additional resources necessary to accelerate the marketing and production activity.

$30 MILLION EQUITY LINE OF CREDIT

           Overview. On May 2, 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles it to issue and sell its common stock for up to an aggregate of $30 million from time to time during a three-year period starting June 23, 2000, the effective date of the registration statement. This is also referred to as a put right. Subsequent to the end of the quarter, in September, 2000 the Company received proceeds of $683,167 from the sale of 1,000,000 shares of common stock as a result of the initial put.

           Put Rights. In order to invoke a put right, the Company must have an effective registration statement on file with the SEC registering the resale of the common shares which may be issued as a consequence of the invocation of that put right. Additionally, the Company must give at least ten but not more than twenty business days advance notice to Swartz of the date on which it intends to exercise a particular put right and it must indicate the number of shares of common stock it intends to sell to Swartz. At its option, the Company may also designate a maximum dollar amount of common stock (not to exceed $3 million) which it will sell to Swartz during the put and/or a minimum purchase price per common share at which Swartz may purchase shares during the put. The number of common shares sold to Swartz may not exceed 20% of the aggregate daily reported trading volume during a period which begins on the business day immediately following the day the Company invoked the put right and ends on and includes the day which is twenty business days after the date it invoked the put right.

           Swartz will pay the Company a percentage of the market price for each share of common stock under the put. If the market price is less than $2.00 per share, the percentage will be 90%; and if the market price is $2.00 or greater, the percentage will be 93%. Market price is defined as the lowest closing bid price for the common stock during the applicable pricing period which consists of two consecutive ten business day periods following the date notice of the put was provided to Swartz. However, the market price may not be less than the designated minimum per share price, if any, that the Company indicated in its notice.

           Warrants. Within five business days after the end of each pricing period, the Company is required to issue and deliver to Swartz a warrant to purchase a number of shares of common stock equal to 15% of the common shares issued to Swartz in the applicable put. Each warrant will be exercisable at a price which will initially equal 110% of the closing bid price on the put date for the applicable put. The warrants will have semi-annual reset provisions. Each warrant will be immediately exercisable and have a term beginning on the date of issuance and ending five years thereafter.

           Limitations and Conditions Precedent to the Company's Put Rights. Swartz is not required to acquire and pay for any common shares with respect to any particular put for which:

           - The Company has announced or implemented a stock split or combination of its common stock;
           -   The Company has paid a common stock dividend;
           - The Company has made a distribution of its common stock or of all or any portion of its assets between the put notice date and the date the particular put closes; or
           - The Company has consummated a major transaction (including a transaction, which constitutes a change of control) between the advance put notice date and the date the particular put closes.

           Short Sales. Swartz and its affiliates are prohibited from engaging in short sales of its common stock unless they have received a put notice and the amount of shares involved in a short sale does not exceed the number of shares specified in the put notice.

           Cancellation of Puts. The Company must cancel a particular put between the date of the advance put notice and the last day of the pricing period if:

- the Company discovers an undisclosed material fact relevant to Swartz's investment decision;
- the registration statement registering resales of the common shares becomes ineffective; or
-  shares are delisted from the then primary exchange.

               However, the Company will be required to issue common shares equal to the lesser of:

- 20% of the daily reported trading volume of its common stock during the pricing periods up to the applicable put cancellation date;
- the number of shares of common stock put to Swartz which when multiplied by the applicable put share price equals the designated maximum dollar amount for the put; or
- 9.9% of the total amount of its common stock that would be outstanding upon completion of the put.

        Shareholder Approval. The Company may currently issue more than 20% of its outstanding shares. If the Company becomes listed on the Nasdaq Small Cap Market or Nasdaq National Market, then the Company must get shareholder approval to issue more than 20% of its outstanding shares. Since the Company is currently a bulletin board company, it does not need shareholder approval.

           Termination of Investment Agreement. The Company may also terminate its right to initiate further puts or terminate the investment agreement by providing Swartz with notice of such intention to terminate; however, any such termination will not affect any other rights or obligations the Company has concerning the investment agreement or any related agreement.

           Restrictive Covenants. During the term of the investment agreement and for a period of one-year thereafter, the Company is prohibited from certain transactions. These include the issuance of any debt or equity securities in a private transaction which are convertible or exercisable into shares of common stock at a price based on the trading price of the common stock at any time after the initial issuance of such securities or with a fixed conversion or exercise price subject to adjustment. The Company is also prohibited from entering into any private equity line type agreements similar to the investment agreement without obtaining Swartz's prior written approval.

           Right of First Refusal. Swartz has a right of first refusal to purchase any variable priced securities offered by the Company in any private transaction which closes on or prior to six months after the termination of the investment agreement.

           Swartz's Right of Indemnification. The Company is obligated to indemnify Swartz (including their stockholders, officers, directors, employees and agents) from all liability and losses resulting from any misrepresentations or breaches the Company made in connection with the investment agreement, its registration rights agreement, other related agreements, or the registration statement.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of all fiscal periods beginning after June 15, 2000. Management of the Company believes the adoption of this statement will have no material impact on its financial statements.

        In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Company adopted the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company has repriced stock options on October 5, 1999 and in accordance with generally accepted accounting principles accounted for the repriced stock options as fixed. As a result of adopting the Interpretation, the Company is required to apply variable accounting to these options and if the market price of the Company's stock increases subsequent to July 1, 2000 it will recognize additional compensation expense that it otherwise would not have incurred. As of August 31, 2000, there was no additional compensation expense recorded because the market price of the Company's common stock was lower than the price at July 1, 2000. However, the ultimate impact cannot be determined as it is dependent on the change in the market price of the stock from July 1, 2000 until the stock options are exercised, forfeited or expire unexercised.

        In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective as of the fourth quarter of fiscal year ending May 31, 2001. Management of the Company believes the adoption of this bulletin will have no material impact on its financial statements.

        In March 2000, the FASB issued Emerging Issues Task Force Issue No 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which is effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. Currently, as the Company has no web site development costs, the adoption of EITF 00-2 would have no impact on the Company's financial condition or results of operations. To the extent the Company begins to enter into such transactions in the future, the Company will adopt the Issue's disclosure requirements in the quarterly and annual financial statements for the year ending May 31, 2001.

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

        The stages of development of the three major technologies is as follows:

- PSC1000 microprocessor. This technology is generating minor amounts of revenue from the sale of evaluation boards, microprocessors and initial license fees related to the microprocessor application. The Company runs the technology on a 0.35-micron microprocessor, which is in current production. The Company has ported the VxWorks operating system and the Sun Microsystems personalJava virtual machine to the microprocessor. Although the Company anticipates the microprocessor to be its main product line, it currently accounts for only 11% of its revenue.

- High-speed data communications. Revenue from this technology is being generated primarily from mature communication products that are nearing the end of their life cycles. The Company has decided to concentrate its efforts on the PSC1000 microprocessor and has suspended its efforts to introduce new communication products to the market. Although the communications product line accounted for approximately 89% of its revenue, the Company anticipates that the microprocessor will be its main product line in the future.

- Radar and antenna. The Company sold the gas plasma antenna technology in August 1999. Its radar technology has not generated any revenue and the Company has suspended further development of this technology in order to concentrate its resources on the PSC1000 microprocessor.

           Due to its small size and staffing overlaps among the technologies, certain personnel work on both the microprocessor and communication technologies from time to time.

           During at least the last three years, the Company has focused the majority of its efforts on the PSC1000 and high-speed data communications technologies. The PSC1000 technology and its initial microprocessors, the PSC1000 family, are targeted for the embedded controller and Java language processor marketplaces.

           In reviewing its communication technology markets, the Company determined that it could not effectively compete in the ISDN (which stands for integrated services digital network, a high-speed method of transmitting data over the Internet) market. However, the Company continues to sell matured communication products to a select number of customers who have requirements for older generation products. The Company will continue to serve this sector of the market as long as doing so is cost beneficial and is not disruptive to its major product line, the PSC1000.

           The Company has experienced in the past and may experience in the future many of the problems, delays and expenses encountered by any business in the early stages of development, some of which are beyond the Company's control. The Company has limited operating history, has incurred significant cumulated losses, has only recently commenced marketing and sales of its products and has not achieved a profitable level of operations. There can be no assurance of future profitability. The Company may require additional funds in the future for operations or to exploit its technologies. There can be no assurance that any funds required in the future can be generated from operations or that such required funds will be available from other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would therefore have a material adverse effect on the Company's business. Further there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders. The Company's technologies are in various stages of development. The PSC1000 is in the first stages of production. There can be no assurance that any of the technologies in development can be completed to commercial exploitation due to the inherent risks of new technology development limitations on financing, competition, obsolescence, loss of key technical personnel and other factors. The Company's development projects are high risk in nature, where unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in determination that further development is unfeasible. There can be no assurance that the technologies, if completed, will achieve market acceptance sufficient to sustain the Company or achieve profitable operations.

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

PART II.       OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - NONE

(b) Reports on Form 8-K

        A Report on Form 8-K was filed on September 28, 2000 related to a change in the Chairman of the Board of Directors, Chief Executive Officer and President of the Company effective September 25, 2000.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PATRIOT SCIENTIFIC CORPORATION


Date: October 3, 2000                 By:     /s/ LOWELL W. GIFFHORN
                                             ----------------------------------
                                             Chief Financial Officer

                                             (Principal Financial and
                                             Accounting Officer and duly
                                             authorized to sign on behalf
                                             of the Registrant)