Form 10QSB
period 2000-11-30
PATRIOT SCIENTIFIC CORP
filed 2001-01-12
CIK 836564

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended November 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                           54,000,711
-------------------------------                           ----------
           (Class)                             (Outstanding at January 8, 2001)

Transitional Small Business Disclosure Format (check one):  YES  [ ]  NO [X]

                         PATRIOT SCIENTIFIC CORPORATION
                                      INDEX


                                                                                      Page
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements:

               Consolidated Balance Sheets as of November 30, 2000 (unaudited)
                 and May 31, 2000                                                      3

               Consolidated Statements of Operations for the three and six months
                 ended November 30, 2000 and 1999 (unaudited)                          4

               Consolidated Statements of Cash Flows for the six months ended
                 November 30, 2000 and 1999 (unaudited)                                5

               Notes to Consolidated Financial Statements                              6-9

        Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                             10-16

PART II. OTHER INFORMATION                                                             16

        Item 1. Legal Proceedings                                                      *
        Item 2. Changes in Securities                                                  *
        Item 3. Defaults upon Senior Securities                                        *
        Item 4. Submission of Matters to a Vote of Security Holders                    *
        Item 5. Other Information                                                      *
        Item 6. Exhibits and Reports on Form 8-K                                       16


SIGNATURES                                                                             16


        * No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         PATRIOT SCIENTIFIC CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                          November 30,         May 31,
                                                                             2000               2000
                                                                          (Unaudited)
                             ASSETS

Current assets:
      Cash and cash equivalents                                           $  1,073,840       $  2,100,242
      Accounts receivable, net of allowance
        of $5,000 for uncollectible accounts                                   107,597             61,152
      Inventories (Note 3)                                                     267,395             71,164
      Prepaid expenses                                                         156,216             60,048
                                                                          ------------       ------------

Total current assets                                                         1,605,048          2,292,606

Property and equipment, net                                                    269,800            289,880

Patents and trademarks, net                                                    121,701            150,662
Note receivable (Note 7)                                                        80,000                 --
Other assets                                                                    25,000                 --
                                                                          ------------       ------------
                                                                          $  2,101,549       $  2,733,148
                                                                          ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                    $     60,603       $    393,150
      Accrued liabilities                                                      111,021            130,116
                                                                          ------------       ------------

Total current liabilities                                                      171,624            523,266

Commitment (Note 8)

Stockholders' equity (Note 6):
      Preferred stock, $.00001 par value; 5,000,000 shares
        authorized: none outstanding                                                --                 --
      Common stock, $.00001 par value; 100,000,000 shares
        authorized; issued and outstanding 53,543,491 and 51,126,675               535                511
      Additional paid-in capital                                            35,352,380         33,559,158
      Accumulated deficit                                                  (33,422,990)       (31,349,787)
                                                                          ------------       ------------
Total stockholders' equity                                                   1,929,925          2,209,882
                                                                          ------------       ------------
                                                                          $  2,101,549       $  2,733,148
                                                                          ============       ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                         Patriot Scientific Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

                                           Three Months Ended                     Six Months Ended
                                     November 30,       November 30,       November 30,       November 30,
                                        2000               1999               2000                1999
Net sales                            $     57,623       $    239,884       $    176,724       $    438,908

Cost of sales                             113,214             96,953            247,420            223,563
                                     ------------       ------------       ------------       ------------

Gross profit (loss)                       (55,591)           142,931            (70,696)           215,345

Operating expenses:
     Research and development             527,310            391,619          1,082,172            825,019
     Selling, general and
       administrative                     619,100            276,065            949,545            621,779
                                     ------------       ------------       ------------       ------------
                                        1,146,410            667,684          2,031,717          1,446,798
                                     ------------       ------------       ------------       ------------
Operating loss                         (1,202,001)          (524,753)        (2,102,413)        (1,231,453)
                                     ------------       ------------       ------------       ------------
Other income (expenses):
     Gain on sale of technology                --                 --                 --            250,000
     Interest income                       17,007                  2             31,626                100
     Interest expense                      (1,669)           (29,481)            (2,416)           (55,836)
     Non-cash interest expense
       related to notes payable
       (Note 4)                                --           (347,771)                --           (613,592)
                                     ------------       ------------       ------------       ------------
                                           15,338           (377,250)            29,210           (419,328)
                                     ------------       ------------       ------------       ------------
Net loss                             $ (1,186,663)      $   (902,003)      $ (2,073,203)      $ (1,650,781)
                                     ============       ============       ============       ============

Basic and diluted loss
     per common share                $      (0.02)      $      (0.02)      $      (0.04)      $      (0.04)
                                     ============       ============       ============       ============

Weighted average number of
  common shares outstanding
  during the period (Note 1)           52,654,165         39,585,245         51,953,575         39,580,532
                                     ============       ============       ============       ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                    Six Months Ended
                                                              November 30,      November 30,
                                                                 2000               1999
Increase (Decrease) in Cash and Cash Equivalents
Operating activities:
      Net loss                                                $(2,073,203)      $(1,650,781)
      Adjustments to reconcile net loss
        to cash used in operating activities:
          Amortization and depreciation                           110,547           176,435
          Non -cash interest expense related to
              notes payable (Note 4)                                   --           613,592
          Issuance of options for services                         47,691                --
          Gain on sale of technology                                   --          (250,000)
          Changes in:
              Accounts receivable                                 (46,445)          (79,586)
              Inventories                                        (196,231)           47,973
              Prepaid and other assets                            (72,910)           28,787
              Accounts payable and accrued expenses              (351,642)          347,831
                                                              -----------       -----------
Net cash used in operating activities                          (2,582,193)         (765,749)
                                                              -----------       -----------
Investing activities:
      Note receivable (Note 7)                                    (80,000)               --
      Web site development costs                                  (25,000)               --
      Purchase of property and equipment                          (61,506)          (33,014)
      Proceeds from sale of technology                                 --           250,000
                                                              -----------       -----------
Net cash provided by (used in) investing activities              (166,506)          216,986
                                                              -----------       -----------
Financing activities:
      Proceeds from issuance of short term notes payable               --           335,000
      Proceeds from sale of accounts receivable                        --           142,000
      Principal payments on notes payable and
        long-term debt                                                 --            (1,158)
      Proceeds from sale of common stock                        1,562,844           193,554
      Proceeds from exercise of common stock
        warrants and options                                      159,453             9,400
                                                              -----------       -----------
Net cash provided by financing activities                       1,722,297           678,796
                                                              -----------       -----------

Net increase (decrease) in cash and cash equivalents           (1,026,402)          130,033

Cash and cash equivalents, beginning of period                  2,100,242            35,813
                                                              -----------       -----------

Cash and cash equivalents, end of period                      $ 1,073,840       $   165,846
                                                              -----------       -----------

Supplemental Disclosure of Cash Flow Information:
      Notes payable and accrued interest exchanged
         for common stock                                     $        --       $   116,182
      Issuance of options for prepaid services                $    23,258       $        --
      Cash payments for interest                              $     2,416       $    15,272
      Unamortized debt discount                               $        --       $   234,452
                                                              -----------       -----------

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

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the year.

LOSS PER SHARE

The Company follows Standard of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, basic loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding. Diluted loss per share is calculated as net loss divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. Common stock options and warrants of 7,598,899 and 8,835,673 for the three and six months ended November 30, 2000 and 1999, respectively, were not included in diluted loss per share for the periods as the effect was antidilutive due to the Company recording losses in each of those periods.

SALE OF ACCOUNTS RECEIVABLE

The Company follows SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A factoring line established by the Company with a bank enables the Company to sell selected accounts receivable invoices to the bank with full recourse against the Company. These transactions qualify for a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it may not redeem the invoices sold previous to the invoices being greater than 90 days past due. Under SFAS No.125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During the first six months of fiscal 2000, the Company sold approximately $178,000 of its accounts receivable to a bank under a factoring agreement for approximately $142,000. Pursuant to the provisions of SFAS No. 125, the Company reflected the transactions as sales of assets and established an accounts receivable from the bank for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount was equal to 20% of the total accounts receivable invoice sold to the bank less 1% of the total invoice as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset was based on the payment history of the accounts receivable customer. As of November 30, 2000, there were no balances outstanding under the factoring line.

ACCOUNTS RECEIVABLE

The Company's accounts receivable includes a past due amount of $85,606 due from one customer. The Company is currently working with the customer on a payment plan. Management believes the amount to be collectible.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.      RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended by SFAS No. 138, which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of all fiscal periods beginning after June 15, 2000. The Company believes the adoption of this statement will have no material impact on its financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The Company adopted the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for using variable accounting. The Company repriced certain stock options on October 5, 1999 and in accordance with generally accepted accounting principles accounted for the repriced stock options using fixed accounting. As a result of adopting the Interpretation, the Company is required to apply variable accounting to these options. Accordingly, if the market price of the Company's stock increases subsequent to July 1, 2000, it will recognize additional compensation expense that it otherwise would not have incurred. As of November 30, 2000, there was no additional compensation expense recorded because the market price of the Company's common stock was lower than the price at July 1, 2000. However, the ultimate impact cannot be determined as it is dependent on the change in the market price of the stock from July 1, 2000 until the stock options are exercised, forfeited or expire unexercised.

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

In March 2000, the FASB issued Emerging Issues Task Force Issue No 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which is effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. The Company has capitalized $25,000 in web site development costs during the current quarter.

3.      INVENTORIES

Inventories are stated at cost (determined primarily by the weighted average cost method which approximates cost on a first-in, first-out basis) not in excess of market value.

Inventories at November 30, 2000 and May 31, 2000, consist of the following:

                                             November 30,       May 31,
                                                2000             2000
                                             (unaudited)
Component parts                               $ 347,059       $ 332,271
Work in process                                  62,123
                                                                 38,213
Finished goods                                  197,213          39,680
                                              ---------       ---------
                                                606,395         410,164
Reserve for obsolescence                       (339,000)       (339,000)
                                              ---------       ---------
                                              $ 267,395       $  71,164
                                              =========       =========

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.      NOTES PAYABLE

As of November 30, 1999, the Company had short term notes payable aggregating $933,000 with a group of individual investors, one of which was a major shareholder in the Company. Of this amount, $355,000 was issued during the first two fiscal quarters of 2000. The notes typically had four month maturity dates and accrued interest at the rate of 10%. These notes were paid in full during the balance of fiscal 2000.

In addition to the interest on the notes, warrants exercisable for three years, for an aggregate of 5,120,251 common shares of the Company were issued to investors at exercise prices ranging from $.25 to $.59 which was equal to the market price of the common stock on the date of the issuances. During the six months ended November 30, 1999, warrants to purchase 1,338,342 common shares of the Company were issued related to the $335,000 short term notes placed during the six months and warrants to purchase 2,103,447 common shares of the Company were issued to the individual investors to extend the due dates of their short term notes. These warrants were valued using the Black-Scholes model and the value of $924,218 was reflected as a discount to the debt and was amortized over the life of the debt. In the first six months of fiscal 2000, $613,592 of the debt discount was amortized and reflected as non-cash interest expense.

5.      INVESTMENT AGREEMENT

In May 2000, the Company entered into an investment agreement with Swartz Private Equity LLC ("Swartz"). The investment agreement entitles the Company, at the Company's option, to issue and sell its common stock for up to an aggregate of $30 million from time to time during a three-year period through June 23, 2003, subject to certain conditions including (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares that can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz can purchase the common stock from the Company at a discount ranging from 7% to 10% depending on the price of the common stock. In addition to the common stock purchased, Swartz will receive warrants to purchase additional shares equal to 15% of the common stock at a price equal to 110% of the market price as determined during the pricing period. The warrant exercise price is subject to further semi-annual price adjustments if the price of the common stock goes down. The Company had previously entered into a similar investment agreement with Swartz.

The registration statement went effective on June 23, 2000. During the three months ended November 30 ,2000, the Company received proceeds of $1,562,844 from the sale of 1,835,400 shares of common stock . Per the terms of the investment agreement, the Company issued two five year warrants for 275,310 shares of common stock exercisable initially at prices ranging from $0.9625 to $1.562 per share. In January 2001, the Company received proceeds of $130,253 from the sale of 157,220 shares of common stock and issued a five year warrant for 23,583 shares of common stock exercisable initially at a price of $1.089. See note 6 for further information on the warrants.

6.      STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the six months ended November 30, 2000:

                                                 Common
                                                 Shares          Dollars
Balance June 1, 2000                           51,126,675      $33,559,669
Sale of common stock                            1,835,400        1,562,844
Exercise of common stock warrants                 581,416          159,453
Issuance of options for services                       --           70,949
                                              -----------      -----------
Balance November 30, 2000                      53,543,491      $35,352,915
                                              ===========      ===========

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At November 30, 2000, the Company had 262,500 options outstanding pursuant to its 1992 ISO Stock Option Plan exercisable at a range of $0.32 to $1.325 per share expiring beginning in 2001 through 2005. The Company had 135,753 options outstanding pursuant to its 1992 NSO Stock Option Plan exercisable at a range of $0.18 to $1.325 per share expiring beginning in 2001 through 2005. The Company also had 2,650,571 options outstanding pursuant to its 1996 Stock Option Plan exercisable at a range of $0.32 to $1.61 per share expiring beginning in 2001 through 2005. Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

At November 30, 2000, the Company had warrants outstanding exercisable into 4,550,075 common shares at exercise prices ranging from $0.25 to $1.562 per share expiring beginning in 2002 through 2005. During fiscal year 2000 and the first six months of fiscal year 2001, the Company issued 1,052,219 and 275,310 warrants to purchase common stock which are subject to repricings at the six month anniversary of the issuance of the warrant. At each six month anniversary date the warrants will be repriced to the lesser of the initial exercise price or 110% of the lowest closing bid price of the Company's common stock for the five trading days ending on such six month anniversary date of the date of issuance. As of November 30, 2000, a warrant to purchase 667,454 common shares of the Company's stock was repriced from $1.265 to $1.078.

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

8.      COMMITMENT

In July 2000, the Company entered into a purchase agreement whereby it planned to purchase a two-story, 12,760 square foot building which was under construction and anticipated to be completed and ready for occupancy in the second calendar quarter of 2001. The agreement was subject to the Company completing its due diligence and obtaining satisfactory financing on the completed building. The cost of the completed project was anticipated to be approximately $2,200,000 and the Company anticipated that, initially, it would rent out to third parties approximately one-half of the total space. In December 2000, the Company decided to renegotiate its lease on its current facility and to cancel the escrow related to the purchase agreement.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999

        Net sales. Total net sales for the second fiscal quarter ended November 30, 2000 decreased 76.0% to $57,623 from $239,884 for the corresponding period of the previous fiscal year. This decrease was due to a reduction in follow-on shipments for the Company's matured communication products, several that are being phased out as they approach the end of their life cycles, coupled with a reduction in license fee income. The Company anticipates this trend in communication product revenue to continue since many of the communication products are approaching the end of their life cycles and its efforts are being focused on the microprocessor product line. Microprocessor sales remained constant at $10,766 for the current quarter compared to $10,757 for the corresponding quarter of the previous fiscal year.

        Cost of sales. Cost of sales as a percentage of net sales increased to 196.5% in the second fiscal quarter ended November 30, 2000 compared to 40.4% for the corresponding period of the previous fiscal year. This significant increase was due in part to, in the previous fiscal year period, $125,100 of communication product royalty revenue was recognized with no associated costs which adversely impacted the cost of sales as a percentage of net sales percentage. Also, as a result of the decreased activity during the current fiscal period in the communications product revenue, the fixed manufacturing overhead was allocated to a smaller revenue base which contributed to the increase in the cost of sales as a percentage of net sales percentage and the costs of the new microprocessor development kits which are now being provided to potential customers some of which are provided at no cost to the customer.

        Research and development expenses increased 34.6% from $391,619 for the second fiscal quarter ended November 30, 1999 to $527,310 for the second fiscal quarter ended November 30, 2000. This increase was due primarily to a ramp up in personnel and consulting services to introduce a new soft core version of the microprocessor technology and the accelerated effort to complete and improve the marketability of the Ignite I microprocessor product family.

        Selling, general and administrative expenses increased 124.3% to $619,100 for the second fiscal quarter ended November 30, 2000 compared to $276,065 for the second fiscal quarter ended November 30, 1999. This increase was primarily due to an increase in employment and consulting costs to support the Company's increased emphasis on marketing the microprocessor family of products coupled with additional compensation costs related to changes in the chief executive officer position of the Company.

        Other income (expense) increased significantly for the second fiscal quarter ended November 30, 2000 to $15,338 compared to ($377,250) for the corresponding period of the previous fiscal year. This increase in income resulted primarily from the recognition in the second fiscal quarter ended November 30, 1999 of $347,771 of non-cash interest expense related to the amortization of the debt discount, as discussed in Note 4 to the consolidated financial statements. Also interest expense was $29,481 for the corresponding period of the previous fiscal year as compared to $1,669 in the current period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999

        Net sales. Total net sales for the six months ended November 30, 2000 decreased 59.7% to $176,724 from $438,908 for the corresponding period of the previous fiscal year. This decrease was due to a reduction in follow-on shipments for the Company's matured communication products, several that are approaching the end of their life cycles, coupled with a reduction in license fee income. Development and sales of new communications products have not achieved a level to replace the maturing products. The Company anticipates this trend in communication product revenue to continue since many of the communication products are approaching the end of their life cycles and its efforts are being focused on the microprocessor product line. Microprocessor sales increased slightly to $23,861 compared to $17,102 for the same period of the previous year. This increase is the result of the revenues from initial shipments of development kits containing the latest version of the 0.35 micron chip.

        Cost of sales. Cost of sales as a percentage of net sales increased to 140.0% in the six months ended November 30, 2000 compared to 50.9% for the corresponding period of the previous fiscal year. This significant increase was due in part to the costs of the new development kits which are now being provided to potential customers. Some of these kits are provided at no cost to the customer. Also, in the previous fiscal year period $163,229 of communication product royalty revenue was recognized with no associated costs which adversely impacted the cost of sales as a percentage of net sales percentage. Also, as a result of the decreased activity during the current fiscal period in the communications product revenue, the fixed manufacturing overhead was allocated to a smaller revenue base which contributed to the increase in the cost of sales as a percentage of net sales percentage.

        Research and development expenses increased 31.2% from $825,019 for the six months ended November 30, 1999 to $1,082,172 for the six months ended November 30, 2000. This increase was due primarily to a ramp up in personnel and consulting services to introduce a new soft core version of the microprocessor technology.

        Selling, general and administrative expenses increased 52.7% to $949,545 for the six months ended November 30, 2000 compared to $621,779 for the six months ended November 30, 1999. This increase was primarily due to an increase in employment and consulting costs to support the Company's increased emphasis on marketing the microprocessor family of products coupled with additional compensation costs related to changes in the chief executive officer position of the Company.

        Other income (expense) increased significantly for the six months ended November 30, 2000, $29,210, compared to ($419,328) for the corresponding period of the previous fiscal year. This increase in income resulted primarily from the recognition in the six months ended November 30, 1999 of $613,592 of non-cash interest related to the amortization of the debt discount, as discussed in Note 4 to the consolidated financial statements, offset by the gain on sale of the gas plasma antenna technology of $250,000. Also interest expense was $55,836 for the corresponding period of the previous fiscal year as compared to $2,416 in the current period.

LIQUIDITY AND CAPITAL RESOURCES

        At November 30, 2000, the Company had working capital of $1,433,424 and cash and cash equivalents of $1,073,840. The Company has historically funded its operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $1,026,402 during the six months ended November 30, 2000 due to net cash used in operations of $2,582,193, additions to property and equipment of $61,506, web site development costs of $25,000 and the issuance of a note receivable of $80,000 to an officer of the Company offset by funds generated from the exercise of warrants to purchase common stock of the Company of $159,453 and the sale of common stock under an investment agreement of $1,562,844. The net cash used in operations is primarily a result of operating losses offset with a reduction of accounts payable and accrued expenses of $351,642, related to a settlement of a major software vendor, an increase in inventory of $196,231 which was a result of receiving the next generation microprocessor and related development kits, an increase in accounts receivable of $46,445, and the issuance of options for services of $47,691.

        The Company estimates its current cash requirements to sustain its operations for the next twelve months through November 2001 to be $3.5 million. The Company expects that these requirements will be provided by the current working capital of $1,433,424, available funds under the $30 million equity line of credit, as discussed below, the exercise of outstanding stock options and warrants, and anticipated increased microprocessor and license revenues. In addition, the Company has a $500,000 factoring agreement with its bank. The Company's ability to draw on the equity line of credit is subject to limitations based on the Company's trading volume as discussed below.

        The Company anticipates that it may require additional equipment, fabrication, components and supplies during the next twelve months to continue development of its technologies. Product introductions such as those currently underway for the Ignite I family of microprocessor technology may require significant inventory, product launch, marketing personnel and other expenditures that can not be currently estimated. Further, if expanded development is commenced or new generations of microprocessors are accelerated beyond their current plans, additional expenditures that the Company can not currently estimate, may be required. It is possible therefore, that higher levels of expenditures may be required than the Company currently contemplates resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise. The Company anticipates that, if needed, the equity line of credit and revenues from the sale of the microprocessor and licenses of the microprocessor technology will generate the additional resources necessary to accelerate the marketing and production activity.

$30 MILLION EQUITY LINE OF CREDIT

        Overview. On May 2, 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles it to issue and sell its common stock for up to an aggregate of $30 million from time to time during a three-year period starting June 23, 2000, the effective date of the registration statement. This is also referred to as a put right. During the three months ended November 30 ,2000, the Company received proceeds of $1,562,844 from the sale of 1,835,400 shares of common stock. In January 2001, the Company received proceeds of $130,253 from the sale of 157,220 shares of common stock.

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

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended by SFAS No. 138, which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of all fiscal periods beginning after June 15, 2000. Management of the Company believes the adoption of this statement will have no material impact on its financial statements.

        In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The Company adopted the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for using variable accounting. The Company repriced stock options on October 5, 1999 and in accordance with generally accepted accounting principles accounted for the repriced stock options using fixed accounting. As a result of adopting the Interpretation, the Company is required to apply variable accounting to these options. Accordingly, if the market price of the Company's stock increases subsequent to July 1, 2000, it will recognize additional compensation expense that it otherwise would not have incurred. As of November 30, 2000, there was no additional compensation expense recorded because the market price of the Company's common stock was lower than the price at July 1, 2000. However, the ultimate impact cannot be determined as it is dependent on the change in the market price of the stock from July 1, 2000 until the stock options are exercised, forfeited or expire unexercised.

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

        In March 2000, the FASB issued Emerging Issues Task Force Issue No 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which is effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. The Company has capitalized $25,000 in web site development costs during the current quarter.

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

        The stages of development of the three major technologies is as follows:

- Ignite I family of microprocessor technology. This technology is generating minor amounts of revenue from the sale of development boards, microprocessors and initial license fees related to the microprocessor application. The Company runs the technology on a 0.35-micron microprocessor, which is in current production. The Company has ported the VxWorks operating system and the Sun Microsystems personalJava virtual machine to the microprocessor. Although the Company anticipates the microprocessor to be its main product line, it currently accounts for only 14% of its revenue.

- High-speed data communications. Revenue from this technology is being generated primarily from mature communication products that are nearing the end of their life cycles. The Company has decided to concentrate its efforts on the Ignite I microprocessor technology and has suspended its efforts to introduce new communication products to the market. Although the communications product line accounted for approximately 86% of its revenue, the Company anticipates that the microprocessor will be its main product line in the future.

- Radar and antenna. The Company sold the gas plasma antenna technology in August 1999. Its radar technology has not generated any revenue and the Company has suspended further development of this technology in order to concentrate its resources on the Ignite I microprocessor technology.

        Due to its small size and staffing overlaps among the technologies, certain personnel work on both the microprocessor and communication technologies from time to time.

        During at least the last three years, the Company has focused the majority of its efforts on the PSC1000 and high-speed data communications technologies. The PSC1000 technology and its initial microprocessors, the PSC1000 family, were targeted for the embedded controller and Java language processor marketplaces and have recently been replaced with Ignite I microprocessor technology which addresses the same marketplaces.

        In reviewing its communication technology markets, the Company determined that it could not effectively compete in the ISDN (which stands for integrated services digital network, a high-speed method of transmitting data over the Internet) market. However, the Company continues to sell matured communication products to a select number of customers who have requirements for older generation products. The Company will continue to serve this sector of the market as long as doing so is cost beneficial and is not disruptive to its major product line, the Ignite I microprocessor technology.

        The Company has experienced in the past and may experience in the future many of the problems, delays and expenses encountered by any business in the early stages of development, some of which are beyond the Company's control. The Company has limited operating history, has incurred significant cumulated losses, has only recently commenced marketing and sales of its products and has not achieved a profitable level of operations. There can be no assurance of future profitability. The Company may require additional funds in the future for operations or to exploit its technologies. There can be no assurance that any funds required in the future can be generated from operations or that such required funds will be available from other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would therefore have a material adverse effect on the

Company's business. Further there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders. The Company's technologies are in various stages of development. The Ignite I is in the first stages of production. There can be no assurance that any of the technologies in development can be completed to commercial exploitation due to the inherent risks of new technology development limitations on financing, competition, obsolescence, loss of key technical personnel and other factors. The Company's development projects are high risk in nature, where unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in determination that further development is unfeasible. There can be no assurance that the technologies, if completed, will achieve market acceptance sufficient to sustain the Company or achieve profitable operations.

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

PART II.       OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exh. No.              Document
10.24        Employment Agreement dated October 2, 2000 between the Company and
             Miklos B. Korodi

10.25        Employment Agreement dated December 1, 2000 between the Company and
             Richard G. Blum


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

                                     PATRIOT SCIENTIFIC CORPORATION


Date: January 12, 2001               By:  /s/ LOWELL W. GIFFHORN
                                          --------------------------------------
                                          Exec. V.P. and Chief Financial Officer

                                          (Principal Financial and
                                          Accounting Officer and duly
                                          authorized to sign on behalf
                                          of the Registrant)

EXHIBIT INDEX

Exh. No.              Document
10.24        Employment Agreement dated October 2, 2000 between the Company and
             Miklos B. Korodi

10.25        Employment Agreement dated December 1, 2000 between the Company and
             Richard G. Blum