Form 10QSB
period 2001-02-28
PATRIOT SCIENTIFIC CORP
filed 2001-04-04
CIK 836564

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 28, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _______________

Commission File Number 0-22182

PATRIOT SCIENTIFIC CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	84-1070278

(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

10989 Via Frontera, San Diego, California 92127

(Address of principal executive offices)

(858) 674-5000

(Issuer’s telephone number)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO [   ]

      State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value	55,862,911

(Class)	(Outstanding at April 2, 2001)

      Transitional Small Business Disclosure Format (check one): YES [   ]  NO [X]

PATRIOT SCIENTIFIC CORPORATION
INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of February 28, 2001 (unaudited) and May 31, 2000	3

	Consolidated Statements of Operations for the three and nine months ended February 28, 2001 and February 29, 2000 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended February 28, 2001 and February 29, 2000 (unaudited)	5

	Notes to Consolidated Financial Statements	6-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-16

PART II. OTHER INFORMATION		16

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities	*

Item 3.	Defaults upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	*

Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES		16

* No information provided due to inapplicability of the item.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PATRIOT SCIENTIFIC CORPORATION
CONSOLIDATED BALANCE SHEETS

	February 28,	May 31,
	2001	2000

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$164,048	$2,100,242

Accounts receivable, net of allowance of $25,000 and $5,000 for uncollectible accounts (Note 1)	121,308	61,152

Inventories (Note 3)	272,964	71,164

Prepaid expenses	121,344	60,048

Total current assets	679,664	2,292,606

Property and equipment, net	281,744	289,880

Patents and trademarks, net	101,641	150,662

Note receivable (Note 6)	80,000	—

Other assets	22,917	—

	$1,165,966	$2,733,148

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$156,371	$393,150

Accrued liabilities	152,495	130,116

Total current liabilities	308,866	523,266

Contingency (Note 7)

Stockholders’ equity (Note 5):

Preferred stock, $.00001 par value; 5,000,000 shares authorized: none outstanding	—	—

Common stock, $.00001 par value; 100,000,000 shares authorized; issued and outstanding 54,086,711 and 51,126,675	541	511

Additional paid-in capital	35,632,243	33,559,158

Accumulated deficit	(34,775,684)	(31,349,787)

Total stockholders’ equity	857,100	2,209,882

	$1,165,966	$2,733,148

See accompanying summary of accounting policies and notes to consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended

	February 28,	February 29,	February 28,	February 29,
	2001	2000	2001	2000

Net sales	$66,045	$146,076	$242,769	$584,984

Cost of sales	107,661	215,383	355,081	438,946

Gross profit (loss)	(41,616)	(69,307)	(112,312)	146,038

Operating expenses:

Research and development (Note 5)	546,782	2,052,514	1,628,954	2,877,523

Selling, general and administrative (Note 5)	776,805	2,497,316	1,726,350	3,119,095

	1,323,587	4,549,830	3,355,304	5,996,618

Operating loss	(1,365,203)	(4,619,137)	(3,467,616)	(5,850,580)

Other income (expenses):

Gain on sale of technology	—	—	—	250,000

Interest income	12,509	2	44,135	102

Interest expense	—	(422,934)	(2,416)	(1,092,362)

	12,509	(422,932)	41,719	(842,260)

Net loss	$(1,352,694)	$(5,042,069)	$(3,425,897)	$(6,692,840)

Basic and diluted loss per common share	$(0.03)	$(0.12)	$(0.07)	$(0.16)

Weighted average number of common shares outstanding during the period (Note 1)	53,878,508	43,387,466	52,588,169	40,844,879

See accompanying summary of accounting policies and notes to consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended

	February 28, 2001	February 29, 2000

Increase (Decrease) in Cash and Cash Equivalents
Operating activities:

Net loss	$(3,425,897)	$(6,692,840)

Adjustments to reconcile net loss to cash used in operating activities:

Amortization and depreciation	180,529	270,233

Provision for inventory obsolescense	—	100,000

Provision for bad debts	20,000	—

Non -cash interest expense related to notes payable	—	995,651

Non — cash compensation expense (Note 5)	—	3,739,267

Issuance of options for services	83,629	—

Gain on sale of technology	—	(250,000)

Changes in:

Accounts receivable	(80,156)	(133,829)

Inventories	(201,800)	3,022

Prepaid and other assets	(44,380)	75,950

Accounts payable and accrued expenses	(214,400)	(774,537)

Net cash used in operating activities	(3,682,475)	(2,667,083)

Investing activities:

Note receivable (Note 6)	(80,000)	—

Web site development costs	(25,000)	—

Purchase of property and equipment	(121,289)	(33,014)

Proceeds from sale of technology	—	250,000

Net cash provided by (used in) investing activities	(226,289)	216,986

Financing activities:

Proceeds from issuance of short term notes payable	—	410,000

Proceeds from sale of accounts receivable	—	142,000

Principal payments on notes payable and long-term debt	—	(720,355)

Proceeds from issuance of common stock and exercise of common stock warrants and options	1,972,570	5,583,925

Net cash provided by financing activities	1,972,570	5,415,570

Net increase (decrease) in cash and cash equivalents	(1,936,194)	2,965,473

Cash and cash equivalents, beginning of period	2,100,242	35,813

Cash and cash equivalents, end of period	$164,048	$3,001,286

Supplemental Disclosure of Cash Flow Information:

Notes payable and accrued interest exchanged for common stock	$—	$405,182

Issuance of options for prepaid services	$16,916	$—

Cash payments for interest	$2,416	$102,137

See accompanying summary of accounting policies and notes to consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The consolidated financial statements of Patriot Scientific Corporation (“the Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. These statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended May 31, 2000.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for the year.

Loss Per Share

The Company follows Standard of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under SFAS No. 128, basic loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding. Diluted loss per share is calculated as net loss divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. Common stock options and warrants of 7,101,482 and 6,422,805 for the three and nine months ended February 28, 2001 and February 29, 2000, respectively, were not included in diluted loss per share for the periods as the effect was antidilutive due to the Company recording losses in each of those periods.

Sale of Accounts Receivable

The Company follows SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A factoring line established by the Company with a bank enables the Company to sell selected accounts receivable invoices to the bank with full recourse against the Company. These transactions qualify for a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it may not redeem the invoices sold previous to the invoices being greater than 90 days past due. Under SFAS No.125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During the first nine months of fiscal 2000, the Company sold approximately $178,000 of its accounts receivable to a bank under a factoring agreement for approximately $142,000. Pursuant to the provisions of SFAS No. 125, the Company reflected the transactions as sales of assets and established an accounts receivable from the bank for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount was equal to 20% of the total accounts receivable invoice sold to the bank less 1% of the total invoice as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset was based on the payment history of the accounts receivable customer. As of February 28, 2001, there were no balances outstanding under the factoring line.

Accounts Receivable

The Company’s accounts receivable includes a past due amount of $65,606, net of an allowance of $20,000, due from one customer. The Company is currently pursuing legal collection of the outstanding amount. Management believes the amount to be collectible.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

2.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” amended by SFAS No. 138, which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of all fiscal periods beginning after June 15, 2000. The Company believes the adoption of this statement will have no material impact on its financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” The Company adopted the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for using variable accounting. The Company repriced certain stock options on October 5, 1999 and in accordance with generally accepted accounting principles accounted for the repriced stock options using fixed accounting. As a result of adopting the Interpretation, the Company is required to apply variable accounting to these options. Accordingly, if the market price of the Company’s stock increases subsequent to July 1, 2000, it will recognize additional compensation expense that it otherwise would not have incurred. As of February 28, 2001, there was no additional compensation expense recorded because the market price of the Company’s common stock was lower than the price at July 1, 2000. However, the ultimate impact cannot be determined as it is dependent on the change in the market price of the stock from July 1, 2000 until the stock options are exercised, forfeited or expire unexercised.

In December 1999, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements” which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective as of the fourth quarter of fiscal year ending May 31, 2001. The Company believes the adoption of this bulletin will have no material impact on its financial statements.

In March 2000, the FASB issued Emerging Issues Task Force Issue No 00-2, “Accounting for Web Site Development Costs” (“EITF 00-2”), which is effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. The Company has capitalized $25,000 in web site development costs during the current fiscal year and amortized to expense $2,083 during the current quarter.

3.    INVENTORIES

Inventories are stated at cost (determined primarily by the weighted average cost method which approximates cost on a first-in, first-out basis) not in excess of market value.

Inventories at February 28, 2001 and May 31, 2000, consist of the following:

	February 28, 2001	May 31, 2000

	(unaudited)
Component parts	$327,100	$332,271

Work in process	117,100	38,213

Finished goods	167,764	39,680

	611,964	410,164

Reserve for obsolescence	(339,000)	(339,000)

	$272,964	$71,164

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

4.    INVESTMENT AGREEMENT

In May 2000, the Company entered into an investment agreement with Swartz Private Equity LLC (“Swartz”). The investment agreement entitles the Company, at the Company’s option, to issue and sell its common stock for up to an aggregate of $30 million from time to time during a three-year period through June 23, 2003, subject to certain conditions including (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares that can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz can purchase the common stock from the Company at a discount ranging from 7% to 10% depending on the price of the common stock. In addition to the common stock purchased, Swartz will receive warrants to purchase additional shares equal to 15% of the common stock at a price equal to 110% of the market price as determined during the pricing period. The warrant exercise price is subject to further semi-annual price adjustments if the price of the common stock goes down. The Company had previously entered into a similar investment agreement with Swartz.

The registration statement went effective on June 23, 2000. During the nine months ended February 28, 2001, the Company received proceeds of $1,693,097 from the sale of 1,992,620 shares of common stock . Per the terms of the investment agreement, the Company issued three five-year warrants for 298,893 shares of common stock exercisable initially at prices ranging from $0.9625 to $1.562 per share. In March 2001, the Company received proceeds of $888,100 from the sale of 1,776,200 shares of common stock and issued a five-year warrant for 266,430 shares of common stock exercisable initially at a price of $0.737. See Note 5 for further information on the warrants.

5.    STOCKHOLDERS’ EQUITY

      The following table summarizes equity transactions during the nine months ended February 28, 2001:

	Common
	Shares	Dollars

Balance June 1, 2000	51,126,675	$33,559,669

Sale of common stock	1,992,620	1,693,097

Exercise of common stock warrants	631,416	171,954

Exercise of employee stock options	336,000	107,520

Issuance of options for services	—	100,544

Balance February 28, 2001	54,086,711	$35,632,784

At February 28, 2001, the Company had 162,500 options outstanding pursuant to its 1992 ISO Stock Option Plan exercisable at a range of $0.32 to $1.325 per share expiring in 2001 through 2005. The Company had 135,753 options outstanding pursuant to its 1992 NSO Stock Option Plan exercisable at a range of $0.18 to $1.325 per share expiring in 2001 through 2005. The Company also had 2,379,571 options outstanding pursuant to its 1996 Stock Option Plan exercisable at a range of $0.32 to $1.61 per share expiring in 2001 through 2005. Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

On February 21, 2001, the Board of Directors approved the adoption of the 2001 Stock Option Plan (the “2001 Plan”) under which the Company can issue up to 3,000,000 shares of its common stock to employees, directors and consultants of the Company. The 2001 Plan is subject to shareholder approval at the annual meeting to be held in October 2001. Until shareholder approval is obtained, options granted under the 2001 Plan cannot be considered outstanding or measurable. Upon shareholder approval, the excess of the market price of the common stock over the exercise price of any options granted prior to approval, will result in a charge to compensation expense. During the quarter ended February 28, 2001, the Company granted 250,000 options under the 2001 Plan.

At February 28, 2001, the Company had warrants outstanding exercisable into 4,423,658 common shares at exercise prices ranging from $0.25 to $1.562 per share expiring beginning in 2002 through 2005. During fiscal year 2000 and

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

the first nine months of fiscal year 2001, the Company issued 1,052,219 and 298,893 warrants to purchase common stock which are subject to repricings at the six month anniversary of the issuance of the warrant. At each six month anniversary date, the warrants will be repriced to the lesser of the initial exercise price or 110% of the lowest closing bid price of the Company’s common stock for the five trading days ending on such six month anniversary date of the date of issuance. As of February 28, 2001, a warrant to purchase 667,454 common shares of the Company’s stock was repriced from $1.265 to $0.715.

      Non-cash compensation expense of $3,739,267 was recorded in the third fiscal quarter ended February 29, 2000 as a result of the Company providing employees and directors the option of exercising their stock options using a cashless exercise provision. Generally accepted accounting principles require that such exercises must be recorded using variable accounting which reflects the incremental difference between the exercise price and the market price on the date of exercise as though it were additional compensation. Since no cash was exchanged in the transaction, a like amount was recorded as additional paid-in capital. For the three and nine months ended February 29, 2000, $1,588,960 and $2,150,307 have been included in the accompanying Financial Statements under the captions research and development and selling, general and administrative expenses, respectively.

6.    NOTE RECEIVABLE

      In June 2000, the Company entered into a three-year, $80,000 Secured Promissory Note Receivable with an individual who was, at the time of the issuance of the note, an executive officer of the Company. On September 25, 2000, he requested and was relieved of his duties as an executive officer and director of the Company. The note bears interest at the rate of 6% per annum with interest payments due semi-annually and the principal due at the maturity of the note. The individual pledged 100,000 shares of the Company’s common stock that he held on the date of issuance as security for this note.

7.    CONTINGENCY

      In January 1999, the Company was sued in the Superior Court of San Diego County, California by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Family Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. In March 1999, the Company joined with nanoTronics and Gloria Felcyn and filed its response and cross-complaint against the Fish Family Trust. In November 2000, the judge issued a summary ruling in favor of the defendants on all counts. The Fish Family Trust filed an appeal in January 2001. Management believes that it is unlikely that the appellate court will overturn the trial court’s ruling and that the resolution of the appeal process will have no impact on the financial position or cash flows of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY’S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, “FUTURE PERFORMANCE AND RISK FACTORS.” SEE ALSO THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MAY 31, 2000.

      The Company’s results of operations have been and may continue to be subject to significant variations. The results for a particular period may vary due to a number of factors. These include:

•	the overall state of the semiconductor and communications segments of the economy,

•	the development status of and demand for its products,

•	economic conditions in its markets,

•	the timing of orders,

•	the timing of expenditures in anticipation of future sales,

•	the mix of products sold by the Company,

•	the introduction of new products,

•	product enhancements by the Company or its competitors,

•	response to accelerated sales and marketing programs, and

•	pricing and other competitive conditions.

Results of Operations for the Three Months Ended February 28, 2001 and February 29, 2000

      Net sales. Total net sales for the third fiscal quarter ended February 28, 2001 decreased 54.8% to $66,045 from $146,076 for the corresponding period of the previous fiscal year. This decrease was due to a reduction in follow-on shipments for the Company’s matured communication products, several that are being phased out as they approach the end of their life cycles, coupled with a reduction in license fee income. The Company anticipates this trend in communication product revenue to continue since many of the communication products are approaching the end of their life cycles and its efforts are being focused on the microprocessor product line. Microprocessor sales increased to $25,350 for the current quarter compared to $18,469 for the corresponding quarter of the previous fiscal year.

      Cost of sales. Cost of sales as a percentage of net sales increased to 163.0% in the third fiscal quarter ended February 28, 2001 compared to 147.5% for the corresponding period of the previous fiscal year. This increase was due in part to the decreased current fiscal period communications product revenue, the fixed manufacturing overhead being allocated to a smaller revenue base which contributed to the increase in the cost of sales as a percentage of net sales percentage and the costs of the new microprocessor development kits which are now being provided to potential customers some of which are provided at no cost to the customer.

      Research and development expenses decreased 73.4% from $2,052,514 for the third fiscal quarter ended February 29, 2000 to $546,782 for the third fiscal quarter ended February 28, 2001. This decrease was due primarily to non-cash compensation expense of $1,588,960 being recorded in the third fiscal quarter ended February 29, 2000 as a result of the Company providing employees and directors the option of exercising their stock options using a cashless exercise provision compared to no similar expense in the current fiscal quarter. This decrease was partially offset by a ramp up in personnel and consulting services to introduce a new soft core version of the microprocessor technology and the accelerated effort to complete and improve the marketability of the Ignite I microprocessor product family during the current fiscal quarter.

      Selling, general and administrative expenses decreased 68.9% to $776,805 for the third fiscal quarter ended February 28, 2001 compared to $2,497,316 for the third fiscal quarter ended February 29, 2000. This decrease was due primarily to non-cash compensation expense of $2,150,307 being recorded in the third fiscal quarter ended February 29, 2000 as a result of the Company providing employees and directors the option of exercising their stock options using a cashless exercise provision compared to no similar expense in the current fiscal quarter. This decrease was partially offset by an increase in employment and consulting costs to support the Company’s increased emphasis on marketing the microprocessor family of products, an increase in the accounts receivable bad debt reserve, and additional compensation and relocation costs related to changes in several executive level positions.

      Other income (expense) increased significantly for the third fiscal quarter ended February 28, 2001 to $12,509 compared to ($422,932) for the corresponding period of the previous fiscal year. This increase in income resulted primarily from the recognition in the third fiscal quarter ended February 29, 2000 of $382,059 of non-cash interest expense related to the amortization of debt discount. Also interest expense was $40,875 for the corresponding period of the previous fiscal year as compared to none in the current period.

Results of Operations for the Nine months ended February 28, 2001 and February 29, 2000

      Net sales. Total net sales for the nine months ended February 28, 2001 decreased 58.5% to $242,769 from $584,984 for the corresponding period of the previous fiscal year. This decrease was due to a reduction in follow-on shipments for the Company’s matured communication products, several that are approaching the end of their life cycles, coupled with a reduction in license fee income. Development and sales of new communications products did not achieve a level to replace the maturing products. The Company anticipates this trend in communication product revenue to continue since many of the communication products are approaching the end of their life cycles and its efforts are being focused on the microprocessor product line. Microprocessor sales increased slightly to $49,211 compared to $35,571 for the same period of the previous year. This increase is the result of the revenues from initial shipments of development kits containing the latest version of the 0.35 micron chip.

      Cost of sales. Cost of sales as a percentage of net sales increased to 146.3% in the nine months ended February 28, 2001 compared to 75.0% for the corresponding period of the previous fiscal year. This significant increase was due in part to the costs of the new development kits which are now being provided to potential customers. Some of these kits are provided at no cost to the customer. Also, in the previous fiscal year period, $163,729 of communication product royalty revenue was recognized with no associated costs which positively impacted the cost of sales as a percentage of net sales percentage in the previous period. Also, as a result of the decreased activity during the current fiscal period in the communications product revenue, the fixed manufacturing overhead was allocated to a smaller revenue base which contributed to the increase in the cost of sales as a percentage of net sales percentage.

      Research and development expenses decreased 43.4% from $2,877,523 for the nine months ended February 29, 2000 to $1,628,954 for the nine months ended February 28, 2001. This decrease was due primarily to non-cash compensation expense of $1,588,960 being recorded in the nine months ended February 29, 2000 as a result of the Company providing employees and directors the option of exercising their stock options using a cashless exercise provision compared to no similar expense in the current fiscal year. This decrease was partially offset by a ramp up in personnel and consulting services to introduce a new soft core version of the microprocessor technology.

      Selling, general and administrative expenses decreased 44.6% to $1,726,350 for the nine months ended February 28, 2001 compared to $3,119,095 for the nine months ended February 29, 2000. This decrease was due primarily to non-cash compensation expense of $2,150,307 being recorded during the nine months ended February 29, 2000 as a result of the Company providing employees and directors the option of exercising their stock options using a cashless exercise provision compared to no similar expense in the current fiscal year. This decrease was partially offset by an increase in employment and consulting costs to support the Company’s increased emphasis on marketing the microprocessor family of products, an increase in the accounts receivable bad debt reserve, and additional compensation and relocation costs related to changes in several executive level positions.

      Other income (expense) increased significantly for the nine months ended February 28, 2001, $41,719, compared to ($842,260) for the corresponding period of the previous fiscal year. This increase in income resulted primarily from the recognition in the nine months ended February 29, 2000 of $995,651 of non-cash interest related to the amortization of debt discount offset by the gain on sale of the gas plasma antenna technology of $250,000. Also interest expense was $96,711 for the corresponding period of the previous fiscal year as compared to $2,416 in the current period.

Liquidity and Capital Resources

      At February 28, 2001, the Company had working capital of $370,798 and cash and cash equivalents of $164,048. The Company has historically funded its operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $1,936,194 during the nine months ended February 28, 2001 due to net cash used in operations of $3,682,475, additions to property and equipment of $121,289, web site development costs of $25,000 and the issuance of a note receivable of $80,000 to a previous officer of the Company offset by funds generated from the exercise of warrants and options to purchase common stock of the Company of $279,453 and the sale of common stock under an investment agreement of $1,693,097. The net cash used in operations is primarily a result of operating losses coupled with a reduction of accounts payable and accrued expenses of $214,400, related to a settlement of a major software vendor, an increase in inventory of $201,800 which was a result of costs associated with the next generation microprocessor and related development kits and an increase in accounts receivable of $80,156.

      The Company estimates its current cash requirements to sustain its operations for the next twelve months through February 2002 to be $4.8 million. The Company expects that these requirements will be provided by the current working capital of $370,798, available funds under the $30 million equity line of credit, as discussed below, the exercise of outstanding stock options and warrants, and anticipated increased microprocessor and license revenues. The Company’s ability to sell additional shares of common stock under the equity line of credit is subject to limitations based on the Company’s trading volume as discussed below. The Company believes that based on historical trading volumes that adequate cash could be provided under the equity line of credit.

      The Company anticipates that it may require additional equipment, fabrication, components and supplies during the next twelve months to continue development of its technologies. Product introductions such as those currently underway for the Ignite I family of microprocessor technology may require significant inventory, product launch, marketing personnel and other expenditures that cannot be currently estimated. Further, if expanded development is commenced or new generations of microprocessors are accelerated beyond their current plans, additional expenditures that the Company cannot currently estimate, may be required. It is possible therefore, that higher levels of expenditures may be required than the Company currently contemplates resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise. In addition, in February 2001, the Company entered into a five-year extension on its building lease. The Company anticipates spending approximately $200,000 over the next several quarters on remodeling the facility and upgrading office equipment. The Company anticipates that, if needed, the equity line of credit and revenues from the sale of the microprocessor and licenses of the microprocessor technology will generate the additional resources necessary to accelerate the marketing and production activity and upgrade its facility.

$30 Million Equity Line of Credit

      Overview. On May 2, 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles it to issue and sell its common stock for up to an aggregate of $30 million from time to time during a three-year period starting June 23, 2000, the effective date of the registration statement. This is also referred to as a put right. During the nine months ended February 28, 2001, the Company received proceeds of $1,693,097 from the sale of 1,992,620 shares of common stock. In March 2001, the Company received proceeds of $888,100 from the sale of 1,776,200 shares of common stock.

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

      Limitations and Conditions Precedent to the Company’s Put Rights. Swartz is not required to acquire and pay for any common shares with respect to any particular put for which:

•	The Company has announced or implemented a stock split or combination of its common stock;

•	The Company has paid a common stock dividend;

•	The Company has made a distribution of its common stock or of all or any portion of its assets between the put notice date and the date the particular put closes; or

•	The Company has consummated a major transaction (including a transaction, which constitutes a change of control) between the advance put notice date and the date the particular put closes.

      Short Sales. Swartz and its affiliates are prohibited from engaging in short sales of its common stock unless they have received a put notice and the amount of shares involved in a short sale does not exceed the number of shares specified in the put notice.

      Cancellation of Puts. The Company must cancel a particular put between the date of the advance put notice and the last day of the pricing period if:

•	the Company discovers an undisclosed material fact relevant to Swartz’s investment decision;

•	the registration statement registering resales of the common shares becomes ineffective; or

•	shares are delisted from the then primary exchange.

      However, the Company will be required to issue common shares equal to the lesser of:

•	20% of the daily reported trading volume of its common stock during the pricing periods up to the applicable put cancellation date;

•	the number of shares of common stock put to Swartz which when multiplied by the applicable put share price equals the designated maximum dollar amount for the put; or

•	9.9% of the total amount of its common stock that would be outstanding upon completion of the put.

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

      Restrictive Covenants. During the term of the investment agreement and for a period of one-year thereafter, the Company is prohibited from certain transactions. These include the issuance of any debt or equity securities in a private transaction which are convertible or exercisable into shares of common stock at a price based on the trading price of the common stock at any time after the initial issuance of such securities or with a fixed conversion or exercise price subject to adjustment. The Company is also prohibited from entering into any private equity line type agreements similar to the investment agreement without obtaining Swartz’s prior written approval.

      Right of First Refusal. Swartz has a right of first refusal to purchase any variable priced securities offered by the Company in any private transaction which closes on or prior to six months after the termination of the investment agreement.

      Swartz’s Right of Indemnification. The Company is obligated to indemnify Swartz (including their stockholders, officers, directors, employees and agents) from all liability and losses resulting from any misrepresentations or breaches the Company made in connection with the investment agreement, its registration rights agreement, other related agreements, or the registration statement.

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” amended by SFAS No. 138, which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of all fiscal periods beginning after June 15, 2000. Management of the Company believes the adoption of this statement will have no material impact on its financial statements.

      In March 2000, the FASB issued FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” The Company adopted the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for using variable accounting. The Company repriced stock options on October 5, 1999 and in accordance with generally accepted accounting principles accounted for the repriced stock options using fixed accounting. As a result of adopting the Interpretation, the Company is required to apply variable accounting to these options. Accordingly, if the market price of the Company’s stock increases subsequent to July 1, 2000, it will recognize additional compensation expense that it otherwise would not have incurred. As of February 28, 2001, there was no additional compensation expense recorded because the market price of the Company’s common stock was lower than the price at July 1, 2000. However, the ultimate impact cannot be determined as it is dependent on the change in the market price of the stock from July 1, 2000 until the stock options are exercised, forfeited or expire unexercised.

      In December 1999, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements” which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective as of the fourth quarter of fiscal year ending May 31, 2001. Management of the Company believes the adoption of this bulletin will have no material impact on its financial statements.

      In March 2000, the FASB issued Emerging Issues Task Force Issue No 00-2, “Accounting for Web Site Development Costs” (“EITF 00-2”), which is effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. The Company has capitalized $25,000 in web site development costs during the current fiscal year and amortized to expense $2,083 during the current quarter.

Future Performance and Risk Factors

THIS REPORT CONTAINS A NUMBER OF FORWARD-LOOKING STATEMENTS WHICH REFLECTS THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THE COMPANY’S FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE SUMMARIZED BELOW. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS, TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT.

      Since the business combination with Metacomp, effective December 1996, the Company has segregated its operations into microprocessor, communication, and radar/antenna product lines.

      The stages of development of the three major technologies is as follows:

•	Ignite I family of microprocessor technology. This technology is generating minor amounts of revenue from the sale of development boards, microprocessors and initial license fees related to the microprocessor application. The Company runs the technology on a 0.35-micron microprocessor, which is in current production. The Company has ported the VxWorks operating system and the Sun Microsystems personalJava virtual machine to the microprocessor. Although the Company anticipates the microprocessor to be its main product line, it currently accounts for only 20% of its revenue.

•	High-speed data communications. Revenue from this technology is being generated primarily from mature communication products that are nearing the end of their life cycles. The Company has decided to concentrate its efforts on the Ignite I microprocessor technology and has suspended its efforts to introduce new communication products to the market. Although the communications product line accounted for approximately 80% of its revenue, the Company anticipates that the microprocessor will be its main product line in the future.

•	Radar and antenna. The Company sold the gas plasma antenna technology in August 1999. Its radar technology has not generated any revenue and the Company has suspended further development of this technology in order to concentrate its resources on the Ignite I microprocessor technology.

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

      In reviewing its communication technology markets, the Company determined that it could not effectively compete in the ISDN (which stands for integrated services digital network, a high-speed method of transmitting data over the Internet now primarily used in Europe) market. However, the Company continues to sell matured communication products to a select number of customers who have requirements for older generation products. The Company will continue to serve this sector of the market as long as doing so is cost beneficial and is not disruptive to its major product line, the Ignite I microprocessor technology.

      The Company has experienced in the past and may experience in the future many of the problems, delays and expenses encountered by any business in the early stages of development, some of which are beyond the Company’s control. The Company has limited operating history, has incurred significant cumulated losses, has only recently commenced marketing and sales of its products and has not achieved a profitable level of operations. There can be no assurance of future profitability. The Company may require additional funds in the future for operations or to exploit its technologies. There can be no assurance that any funds required in the future can be generated from operations or that such required funds will be available from other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would therefore have a material adverse effect on the

Company’s business. Further there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company’s existing shareholders. The Company’s technologies are in various stages of development. The Ignite I is in the first stages of production. There can be no assurance that any of the technologies in development can be completed to commercial exploitation due to the inherent risks of new technology development limitations on financing, competition, obsolescence, loss of key technical personnel and other factors. The Company’s development projects are high risk in nature, where unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in determination that further development is unfeasible. There can be no assurance that the technologies, if completed, will achieve market acceptance sufficient to sustain the Company or achieve profitable operations.

      The Company relies primarily on patents to protect its intellectual property rights. There can be no assurance that patents held by the Company will not be challenged and invalidated, that patents will issue from any of the Company’s pending applications or that any claims allowed from existing or pending patents will be sufficient in scope or strength or be issued in all countries where the Company’s products can be sold to provide meaningful protection or commercial advantage to the Company. Competitors may also be able to design around the Company’s patents.

      The Company’s common shares are traded on the OTC Bulletin Board, are thinly traded and are subject to special regulations imposed on “penny stocks.” The Company’s shares may experience significant price and volume volatility, increasing the risk of ownership to investors.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      In January 1999, the Company was sued in the Superior Court of San Diego County, California by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Family Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. In March 1999, the Company joined with nanoTronics and Gloria Felcyn and filed its response and cross-complaint against the Fish Family Trust. In November 2000, the judge issued a summary ruling in favor of the defendants on all counts. The Fish Family Trust filed an appeal in January 2001. Management believes that it is unlikely that the appellate court will overturn the trial court’s ruling and that the resolution of the appeal process will have no impact on the financial position or cash flows of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a) None

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT SCIENTIFIC CORPORATION

Date: April 4, 2001	By:	/s/ LOWELL W. GIFFHORN

Exec. V.P. and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)