Form 10KSB40
period 2001-05-31
PATRIOT SCIENTIFIC CORP
filed 2001-08-29
CIK 836564

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number 0-22182

PATRIOT SCIENTIFIC CORPORATION
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1070278 (I.R.S. Empl. Ident. No.)

10989 Via Frontera, San Diego, California (Address of principal executive offices)	92127 (Zip Code)

(Issuer’s telephone number):  (858) 674-5000

Securities registered under Section 12(b) of the Exchange Act:   NONE
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.00001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   [X]     NO   [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year. $337,384

The aggregate market value of the voting stock held by non-affiliates of the registrant on August 23, 2001 was $14,431,469 based on a closing bid price of $0.27 as reported on the OTC Electronic Bulletin Board system.

At August 23, 2001, 60,365,757 shares of common stock, par value $.00001 per share (the registrant’s only class of voting stock) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement for its 2001 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, and we desire to take advantage of the “safe harbor” provisions thereof. Therefore, we are including this statement for the express purpose of availing ourselves of the protections of such safe harbor with respect to all of such forward-looking statements. The forward-looking statements in this Report reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the absence of significant revenues, a history of losses, no assurance that technology can be completed or that our completion will not be delayed, significant competition, the uncertainty of patent and proprietary rights, uncertainty as to royalty payments and indemnification risks, possible adverse effects of future sales of shares on the market, trading risks of low-priced stocks and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

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

          We are engaged in the development, marketing, and sale of patented microprocessor technology, including JUICEtechnology, and the sale of high-performance data communication products. These products have applications in the Internet and computer, networking and telecommunications markets. We are currently selling only matured legacy communication products and are not attempting to develop any new communication products. We also own innovative radar technology that is currently in a dormant state. We sold our antenna technology in August 1999. Our strategy is to exploit our microprocessor technologies through product sales, licensing, and strategic alliances.

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

          Effective May 31, 1994, we entered into an asset purchase agreement and plan of reorganization with nanoTronics Corporation located in Eagle Point, Oregon and Helmut Falk. We issued a total of 8,500,000 restricted common shares to nanoTronics to acquire certain microprocessor technology of nanoTronics. The technology acquired was used to develop a sophisticated yet low cost microprocessor. 5,000,000 of the shares were issued on a non-contingent basis, and the remaining 3,500,000 shares were issued subject to the terms of an earnout escrow arrangement, which concluded on May 31, 1999.

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

Business

     Organization and Corporate Development. Our business involves the following technologies:

•	Ignite I microprocessor technology, Ignite I,
•	JUICEtechnology,
•	high-speed data communications technology, and
•	radar technology.

     The stages of development of our technologies are as follows:

•	Ignite I. This technology is generating minor amounts of revenue from the sale of development boards, microprocessors and initial license fees related to the microprocessor application. We run the technology on a 0.35-micron microprocessor, which is in current production. We have ported the WindRiver VxWorks operating system and the Sun Microsystems personalJava virtual machine to the microprocessor. In addition, the technology is available for sale as intellectual property which enables the prospective customer to incorporate the microprocessor functions with other parties applications to arrive at a system on a chip solution. Although we anticipate the Ignite I to be our main product line, it currently accounts for only 15% of our revenue.

•	JUICEtechnology. This technology was recently introduced to address the need to conserve power in embedded applications by varying the speed at which any microprocessor processes data. By varying the speed of the microprocessor, battery life can be significantly expanded thereby enhancing the users internet experience on a variety of handheld devices including cell phones, smart phones, pocket PCs and personal digital assistants. There has been no revenue generated from this product as of yet.

•	High-speed data communications. Revenue from this technology is being generated primarily from mature communication products that are at the end of their life cycles. We have decided to concentrate our efforts on the Ignite I and JUICEtechnology and have suspended our efforts to introduce new communication products to the market. Although the communications product line accounted for approximately 85% of our fiscal year 2001 revenue, we anticipate that the Ignite I and JUICEtechnology will be our main product lines in the future.

•	Radar and antenna. We sold the gas plasma antenna technology in August 1999. Our radar technology has not generated any revenue and we have suspended further development of this technology in order to concentrate our resources on our Ignite I and JUICEtechnology products.

          Due to our small size and staffing overlaps among the technologies, certain personnel may work on any or all of our technologies from time to time.

          During at least the last three years, we have focused the majority of our efforts on the Ignite I and high-speed data communications technologies. The Ignite I is targeted for the embedded controller and Java language processor marketplaces.

          In reviewing our communication technology markets, we determined that we could not effectively compete in the ISDN (which stands for integrated services digital network, a high-speed method of transmitting data over the Internet) market. However, we continue to sell matured communication products to a select number of customers who have requirements for older generation products. We are currently attempting to sell this product line so we can concentrate our efforts and resources on the Ignite I and JUICEtechnology.

     Internet Growth and the Emergence of the Java Programming Language. The Internet is a rapidly growing global web of computer networks. This “network of networks” allows computers connected to the Internet to “talk” to one another. The Internet provides organizations and individuals with new means to conduct business. Commercial uses of the Internet include business-to-business and business-to-consumer transactions, product marketing, advertising, entertainment, electronic publishing, electronic services and customer support. We believe that organizations will also increasingly use the Internet and private Intranet networks to improve communications, distribute information, lower operating costs and change operations. Use of the Internet has grown rapidly impacting computer hardware, software and peripheral industries. The rapid growth in popularity of the Internet is in part due to continuing penetration of computers and modems into U.S. households, growth of the informational, entertainment and commercial applications and resources of the Internet, the growing awareness of such resources among individuals, and the increasing availability of user-friendly navigational and utility tools which enable easier access to the Internet’s resources.

          The growth of the Internet and corporate Intranets is creating a demand for hardware, software and peripherals. Software, such as Java, is emerging to serve the requirements of Internet users.

          Java is a programming language that was originally developed for personal digital assistant devices and television set top boxes. It was formally announced as an object-oriented language for the Internet in May 1995 by Sun Microsystems Inc. A large number of major computer, software, browser and on-line service provider companies have licensed the Java language. Accordingly, although no assurance can be given, Java appears to be emerging as a fundamental platform for Internet related applications. A growing number of Java applications, or applets, are now available on the Internet. These applications not only enhance web pages but also perform many functions of traditional computer software programs. Our Ignite I lends itself to potential markets in which the use of Java is prevalent.

          With Java, data and programs do not have to be stored on the user’s computer, but can reside anywhere on the Internet to be called upon as needed. Among its various attributes, two key features of Java are (1) its ability to run on a variety of computer operating systems thus avoiding the problem of incompatibility across networks, and

(2) security, because Java enables the construction of virus-resistant, tamper-resistant systems by using resource-access control and public-key encryption. Because of Java’s useful features, it may also become a popular programming language for embedded applications.

          Since Java is designed to run on multiple types of devices and operating systems, it allows developers to write a program once for many types of operating systems, instead of having to write new versions for each type. Java does this by interpreting a program’s commands into something that a particular type of computer can understand. This interpretive design runs programs slower than if they were tailored for each type of computer and is resulting in a need for specialized microprocessors and compilers to increase Java’s speed.

          The growth of Java is causing a number of companies to consider it as a basis for a new style of computing tailored to the Internet and not encumbered by the limitations of, or requiring, traditional computer operating systems (such as Microsoft DOS). The concept is to design inexpensive access devices to communicate via the Internet.

     Our Microprocessor Technology.

     General Background. In 1991, nanoTronics Corporation was formed and acquired a base technology for an advanced microprocessor integrated on a single computer chip. nanoTronics subsequently engaged in substantial technical development and fabricated a first-generation microprocessor in early 1994.

          Since the acquisition of the technology from nanoTronics, effective May 31, 1994, we have been engaged in correcting errors in the microprocessor design, adding additional technical features to further modernize the design, and improving and testing the new design. We initially fabricated a prototype 0.8-micron microprocessor in May 1996. The next generation was a 0.5-micron microprocessor that was delivered in September 1997. The 0.5-micron microprocessor was employed in demonstrations for prospective customers and was shipped in limited numbers to customers as an embedded microprocessor. The latest generation, which is in production, is a 0.35-micron microprocessor and features reduced size and improved performance. In addition, in September 2000 we completed a VHDL model of this technology which enables customers to purchase intellectual property incorporating microprocessor functions with other parties applications to arrive at a system on a chip solution. By purchasing this software model, customers can significantly reduce their time to market by simulating results as opposed to trial and error commitment to silicon production. We are currently contemplating, but have not expended funds, on future enhancements and generations of silicon production for our Ignite I.

     Industry Background. The semiconductor logic market has three major sectors:

•	standard logic products,
•	application specific standard products, and
•	application specific integrated circuits.

     Standard logic products, such as the Intel’s X86 and Pentium and Motorola’s 680X0 microprocessor families, are neither application nor customer specific. They are intended to be utilized by a large group of systems designers for a broad range of applications. Because they are designed to be used in a broad array of applications, they may not be cost effective for specific applications. Application specific integrated circuits are designed to meet the specific application of one customer. While cost effective for that application, application specific integrated circuits require large sales volumes of that application to recover their development costs. Application specific standard processors are developed for one or more applications but are not generally proprietary to one customer. Examples of these applications include modems, cellular telephones, wireless communications, multimedia applications, facsimile machines and local area networks. We have designed our microprocessor to be combined with application specific software to serve as an embedded control product for the application specific standard processor market sector.

          Application specific standard processors are typically used in embedded control systems by manufacturers to provide an integrated solution for application specific control requirements. Such systems usually contain a microprocessor or microcontroller, logic circuitry, memory and input/output circuitry. Electronic system manufacturers combine one or more of these elements to fit a specific application. The microprocessor provides the intelligence to control the system. The logic circuitry provides functions specific to the end application. The input/output circuitry may also be application specific or an industry standard component. The memory element, if not on the microprocessor, is usually a standard product used to store program instructions and data. In the past, these functions have been executed through multiple integrated circuits assembled on a printed circuit board. The requirements for reduced cost and improved system performance have created market opportunities for semiconductor suppliers to integrate some or all of these elements into a single application specific standard processor or chip set, such as the Ignite I. The Ignite I provides close integration of the microprocessor and input/output function with the logic circuitry, thereby providing an advanced application specific standard processor.

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

          Electronic system designers, driven by competitive market forces, seek semiconductor products with more intelligence, functionality and control that can be used to reduce system costs and improve performance. For these needs, the Ignite I was designed to be a sophisticated 32-bit reduced operand set computer (ROSC) microprocessor with advanced features, including the most commonly needed support logic, but at a low cost; thereby providing improved performance to reduced instruction set computer (RISC) embedded control applications and creating the opportunity for the development of new, cost-effective applications.

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

          Our technology is fundamentally different from most other microprocessors because it is ROSC-oriented, in that the data is stored in groups. Our microprocessor employs certain features of both register and stack designs. The resultant merged stack-register architecture improves program execution for a wide range of embedded applications. Our design combines two processors in one highly integrated package, a microprocessing unit for performing conventional processing tasks, and an input-output processor for performing input/output functions. This replaces many dedicated peripheral functions supplied with other processors. The microprocessor’s design simplifies the manipulation of data. Our architecture employs instructions that are shrunk from 32-bits to 8-bits. This simplified instruction scheme improves execution speed for computer instructions. Our architecture incorporates many on-chip system functions, thus eliminating the requirement of support microprocessors and reducing system cost to users.

          The 0.8-micron microprocessor was designed to operate at a speed of 50Mhz; the 0.5-micron microprocessor at a speed of 100Mhz; and the 0.35-micron microprocessor at a speed of 150Mhz. They are all compatible with a wide range of memory technology from low cost dynamic random access memory to high-speed static random access memory. The microprocessors can be packaged in various surface-mount and die-form packaging. There can be no assurance that the designed speed will be achieved with production models of the 0.5 or 0.35-micron microprocessors or future versions or that all of the desired functions will perform as anticipated.

          Our technology is not designed or targeted to compete with high-end processors for use in personal computers. It is targeted for embedded control applications. We believe that the features described above differentiate the Ignite I from other 8-bit to 64-bit microprocessors targeted for embedded control applications. Considering the reduced requirement for support microprocessors, the Ignite I is intended to be available at a high volume price that should be price competitive with high-end 8-bit microprocessor and general 16-bit microprocessor systems but with higher performance (speed and functional capability). The Ignite I has been designed to allow high-speed and high-yield fabrication using generally available wafer fabrication technology and facilities.

          The Ignite I as a Java Processor. We believe the Ignite I is capable of being an efficient and cost effective Java programming language processor, because Java is designed to run on a stack-oriented architecture and the Ignite I executes the virtual stack machine internal to Java efficiently. Many Java operation codes or instructions require only a single 8-bit Ignite I instruction to be executed, providing a performance advantage over other more expensive processors that require six or more 32-bit instructions to do the same task. This feature allows the execution of Java programs with increased speed and reduced code size thereby enabling lower system memory costs. In addition, the incorporation of many on-chip system functions is expected to allow the Ignite I to perform most of the other functions required of an Internet computer device or Java accelerator, thereby eliminating components. Since Internet computers are designed to be inexpensive appliances for Internet access, cost, speed and performance are expected to be key requirements for designers. We believe the Ignite I can compete favorably on the basis of such requirements, although there can be no assurance we can successfully exploit Java related applications or that competitors will not create superior Java processors.

          We have ported the Java operating environment to the Ignite I, which currently uses the C programming language for software support. We are a licensee of Sun Microsystems Inc. This enables us to develop and distribute products based on Sun’s personalJava, a platform on which to run Java applications. We have also licensed from Wind River an operating system, VXWorks, and entered into a relationship with Forth Inc., whereby Forth will provide software support and operating system development tools for the Forth Programming language. We expect that these implementations should result in a microprocessor which is competitive in the Java virtual machine and embedded applications markets. We believe that with this package of software the Ignite I will be competitive with Java microprocessors announced by competitors. However, there can be no assurance of market acceptance for this package of software or for the Ignite I.

          Stage of Development. In early 1994, nanoTronics initiated production of a first generation of wafers at a contract fabrication facility using 6 inch wafers employing 0.8-micron double-metal CMOS technology. After the May 31, 1994 acquisition, we improved the original design, added new features and performed simulations and tests of the improved designs. In October 1995, a run of six wafers of second generation 0.8-micron microprocessors was fabricated by a contract fabrication facility. Subsequently, we tested these microprocessors, while completing a C computer language compiler and preparing application development tools. The compiler and application development tools are necessary to enable system designers to program the Ignite I for specific applications. We made corrections to the design suggested by the testing of prototype units and produced an additional run of second generation microprocessors from remaining wafers in May 1996. In July 1996, we employed these microprocessors in demonstration boards for use by developers and prospective customers and licensees.

          In December 1997, we completed development of and started shipping a 0.5-micron microprocessor based on the Ignite I and found that 0.5-micron double-metal CMOS technology improved operating speed, reduced power requirements, reduced physical size and reduced fabrication cost. In May 1998, we began a production run of a 0.35-micron microprocessor that further increases operating speed and cost performance over the previous generations of the Ignite I.

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

          In September 2000, we completed the VHDL soft-core version of the Ignite I. VHDL is a very large scale integration hardware definition language that enables the hardware design inside a microprocessor, or silicon device to be represented as a software program. This, in essence, replaces the old style of designing microprocessors using schematics. VHDL is the predominant software language used to design semiconductors. In addition to the design aspects, VHDL also contains sophisticated simulation tools that allow the designer to simulate the functionality of the entire design before committing to silicon. Also VHDL enables a designer to easily modify and enhance the design. A design represented in VHDL goes through a synthesis process whereby it is converted to the most basic element of a design, logical gates. This gate level representation in turn is used with computer aided engineering tools to translate the design into the most fundamental component of semiconductors, transistors. The characteristics of the transistors can be given as a library to a foundry. Therefore, a design represented in VHDL is technology and foundry independent and can be targeted for any given transistor geometry (such as 0.18, 0.25, or 0.35- micron) for any foundry of choice.

          We have developed marketing materials, product manuals and application development tools for use by licensees and customers. The manuals and tools are necessary to enable system designers to quickly and easily program the Ignite I for specific applications.

          We believe that the Ignite I is ready for licensing or sale and that any additional changes encountered in current testing will be minor and can be made during subsequent production runs of Ignite I for customers, when and if orders are obtained. We also believe the core technology is ready for licensing for use by others to develop custom multiple function microprocessors.

          Business Strategy. The increasing demand for embedded control has made the market for microprocessors one of the largest segments of the semiconductor logic market. This demand will drive the need for embedded processors. Our strategy does not entail competing directly with suppliers who have multiple microprocessor types addressing all parts of the embedded systems market, but on identifying certain market niches that the Ignite I would best address due to its low cost, low power consumption and ability to run Java efficiently.

          Because of the above factors, we intend to focus the majority of our efforts on the Java microprocessor business, a new but relatively unpenetrated market without an established base of microprocessor products and for which we believe the Ignite I has desirable technical and market advantages.

          We believe that our ROSC architecture is suited for controller applications requiring high performance and low system cost, such as cell phones, printers, video terminals, robotics, motion controllers, industrial controllers, digital communication devices, video games, kiosks, cable and satellite modems and TV set top boxes. We expect that early licensing of the technology and product applications will focus on embedded control.

          We have eight international distributors for foreign markets. We also have significantly increased the domestic sales and marketing activities by appointing a new Vice President of Sales and Marketing to lead marketing of the Ignite I, creating a new position for business development, opening sales and support offices in West Virginia and Illinois, and creating a strategic alliance with an outside consulting firm to market the JUICEtechnology product line.

          We believe the appropriate approach for us, initially lies in a balanced effort of cultivating licensees and developing specific product enhancement partnerships, producing original equipment manufactured products, and providing technical support to third parties on a contract basis. The overall balance of these approaches will be monitored and modified as we attempt to ascertain and capitalize on the highly dynamic and competitive embedded microprocessor market. There can be no assurance that we can successfully exploit our microprocessor technology.

          Subject to the availability of financial and personnel resources, while we are commercializing the Ignite I and the core technology, our strategy is to also design and develop future versions of the microprocessor with more demanding sub-micron technology and with more features. However, our resources are limited, and there can be no assurance that we will be able to continue microprocessor enhancement.

          Initial fabrications of the 0.8-micron and 0.5-micron microprocessors were performed by contract fabrication facilities. The 0.35-micron microprocessor is being fabricated by a contract fabrication facility that has agreed to provide production quantities for our customers. There can be no assurance fabrication facilities will be available to produce the Ignite I in the future. However, since there are a large number of fabrication facilities with the capability to produce the Ignite I, we believe microprocessors can be produced on a contract basis. Industry shortages of fabrication facilities that may exist and are predicted to exist in the future are generally limited to the more demanding architectures. If a shortage of fabrication facilities develops, it could have a material adverse effect on our financial condition.

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

          While our strategy is to target high-volume licensees and microprocessor customers requiring more sophisticated but low-cost, low-power consumption devices, we can still expect significant competition. We may also elect to develop embedded control system products utilizing our own architecture or by contract for other manufacturers.

          We expect that the Ignite I, if successfully commercialized in the embedded controller market, will compete with a variety of 16/64-bit microprocessors including those based on intellectual property from ARM Holdings plc and MIPS Technologies, Inc. and microprocessors from Hitachi, Motorola and IBM. As a Java processor, we expect our Ignite I will compete with a broad range of microprocessors including those incorporating co-processor technology or PicoJava technology. The producers of these microprocessors have significantly greater resources than ours.

          A new entrant, such as ours, is at a competitive disadvantage compared to these and other established producers. A number of factors contribute to this, including:

•	the lack of product performance experience,
•	lack of experience by customers in using application development systems,
•	no record of technical service and support, and
•	limited marketing and sales capabilities.

     JUICEtechnology

          General Background. During 2001 we introduced a technology to enhance the user’s experience of the wireless internet by expanding the capabilities of the device (either a cell phone, PDA, smart phone or pocket PC). By varying the speed at which the microprocessor processes information, the device can present information in a richer format than is available from current technologies and, additionally, doing so with less drain on the device’s battery.

          Industry Background. The wireless industry currently provides voice and text data over airwaves ranging from 8Kbits to 19.6Kbits in North America. Voice transmissions account for the majority of wireless use. At these band widths data content providers are limited to the type of product they are able to transmit and display on a user’s device. In addition, users are now familiar with the internet content they receive on their desk top and lap top computers provided by land lines and, therefore, may not be overly enthusiastic about inferior products provided by the wireless internet. Eventually the band width is expected to increase to over 2Mbits. When this happens, content providers will be able to transmit information to a user’s device in a way similar to existing land lines thereby meeting the user’s current expectations. These enhanced transmissions may include items such as video streaming, video mail, mobile television, video conferencing and video on demand just to name a few. In North America we are still several years away from this solution. Currently only 4% of wireless users are internet connected. Significant funds will need to be expended to procure band width and provide the infrastructure to meet the demands of next generation wireless applications. In the meantime, device manufacturers, wireless data network providers and content providers continue to attempt to attract a larger number of wireless internet subscribers with existing technology. Several areas which are having a dampening effect on attracting internet subscribers are the mobile wireless device’s small screen size and limited battery power, the user’s difficulty in interacting when using small keypads or number pads, and the network carrier’s transmission of text only or limited graphics.

          Technology Description. JUICEtechnology provides a solution for text only and limited graphics content and limited battery power. JUICEtechnology allows interaction between the microprocessor contained in the user’s device and the data being transmitted by the content provider. When the content is such that increased processor speed is required to provide a better display, as would be the case in expanded graphics, the microprocessor simply increases its functioning speed. Conversely, if the content is such that the microprocessor can effectively process the content at a lower speed, then the processor slows down, thereby, conserving energy. This combination provides for both expanded battery life for the user’s device and for a richer wireless internet experience for the user.

          Stage of Development. The engineering is complete for JUICEtechnology and we anticipate to have a working model available for demonstrations and commercialization during the third calendar quarter of 2001.

          Business Strategy. To launch JUICEtechnology we have established a business relationship with a highly qualified group of wireless and mobile information product marketing specialists with histories of successfully introducing new wireless technology products into world markets. These individuals have held senior positions in new business development programs for such companies as Motorola, Nokia, Qualcomm, IBM Microelectronics, Texas Instruments, Panasonic and Hitachi.

          We anticipate to sell licences to and generate recurring revenue from equipment manufacturers, wireless service providers and content suppliers.

          Competition. Although we are not aware of any other solutions which condition data in the manner that JUICEtechnology does, there are a variety of companies that are attempting to vary the speed at which a microprocessor processes data including Intel, Hitachi, Transmeta and AMD. Some of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies have greater name recognition and more established relationships with our target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can.

     High Speed Data Communications Products.

The matured, legacy communication products that we continue to sell are:

VME Product Line - We sell a line of intelligent high-speed communications engines in a virtual memory European form factor. Some of our customers for these products include the military as well as large satellite based data communications companies.

Atcomm2/4 Product Line - We also sell an intelligent two or four channel product that is used for high-speed data communications.

          Our product strategy is to sell this product line so we may concentrate our efforts and resources on the Ignite I and on JUICEtechnology. We are no longer developing or commercializing new communication products.

     Radar and Antenna Technology.

          General Background. We commenced active development of our ground penetrating radar technology in April 1992. By May 1993, we were able to demonstrate the sensing, processing and crude visualization of images from our technology, and by May 1994 we had completed our prototype device. Since May 1994, we have focused our efforts and limited financial resources on the microprocessor technology and communication products, effectively suspending development and marketing efforts related to ground penetrating radar.

          Gas Antenna Technology Description.

          We sold our gas plasma technology in August 1999.

     Research and Development. Our current development efforts are focused on improvement of and additional features for the Ignite I and developing the JUICEtechnology. The development of these technologies has taken longer than anticipated and could be subject to additional delays. Therefore, there can be no assurance of timely or successful marketing of these technologies.

          We incurred research and development expenditures of $2,218,433 for our fiscal year ended May 31, 2001 and $3,170,166 for our fiscal year ended May 31, 2000. The majority of our expenditures in fiscal 2001 and 2000 have been devoted to our microprocessor technology. We believe that technical advances are essential to our success and expect that we will continue to expend substantial funds on research and development of our technology. However, there can be no assurance that such research and development efforts will result in the design and development of a competitive technology in a timely manner.

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

          We have six U.S. patents issued and four U.S. patents pending, most dating back to 1989, on the microprocessor technology. We have one microprocessor technology patent pending in five European countries and Japan and may file additional applications under international treaties depending on an evaluation of the costs and anticipated benefits that may be obtained by expanding possible patent coverage.

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

          Based on the 1994 asset purchase agreement and plan of reorganization between Patriot, nanoTronics and Mr. Falk, we were the recipients of a number of warranties and indemnities. nanoTronics has been liquidated and, due to Mr. Falk’s death in July 1995, we may be limited in our ability to obtain satisfaction should we have any future claims against nanoTronics or its successor, the Falk Family Estate.

     We have entered into the following licenses related to the microprocessor technology:

•	Sierra Systems. In June 1994, we entered into an agreement with Sierra Systems whereby we could provide the C programming language on the Ignite I. We currently provide development boards with the C programming language.

•	Sun Microsystems Inc. In June 1997, we entered into an agreement with Sun Microsystems, Inc. which enabled us to develop and distribute products based on Sun’s JavaOS technology. In June 1998, we exercised an option under that agreement to license from Sun, personalJava, a smaller platform on which to run Java applications that did not include an operating system. We determined that personalJava was better suited to the markets available to the Ignite I. We have ported personalJava to the Ignite I.

•	Wind River. In July 1997, we entered into an agreement with Wind River that provided us with a license for an operating system, VxWorks, to be used in conjunction with personalJava. We have ported VxWorks to the Ignite I.

•	Forth Inc. In July 1997, we entered into a license agreement with Forth Inc. whereby Forth will provide software support and operating system development tools for the Forth programming language. Several customers are evaluating the Ignite I as a microprocessor using the Forth programming language.

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

          Marketing and Distribution. Our products are marketed through a combination of direct sales and distributors. Approximate sales by principal geographic area (as a percentage of sales) for fiscal years ended May 31 were as follows:

	2001	2000

Domestic sales	75%	65%

Foreign sales Asia	7%	7%

Europe	6%	19%

North America	12%	9%

Total sales	100%	100%

          All of our operating assets are located within the United States. While sales to certain geographic areas generally vary from year to year, we do not expect that changes in the geographic composition of sales will have a material adverse effect on operations.

          Dependence upon Single Customers. Ten percent (10%) or more of our consolidated net sales were derived from shipments to the following customers for the fiscal years ended May 31as follows:

	2001	2000

Raytheon	$88,000	$—

SAIC	41,000	—

Spellcaster	40,000	—

Sipex	—	138,000

Intermec	—	137,000

Miel	—	127,000

          All of the above sales were for communication products and were shipped against multiple purchase orders from each customer.

          Employees. We currently have twenty-six personnel. Thirteen persons are employed in research and development, three are engaged in manufacturing and assembly, five in marketing and sales and five are engaged in general and administrative activities. We also engage additional consultants and part-time persons as needed from time to time.

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

Item 2. DESCRIPTION OF PROPERTY

     We have one 10,340 square foot office located at 10989 Via Frontera, San Diego, California. The facility is leased through July 2006. In addition, several of our employees, who support the sales and marketing of our microprocessor, telecommute from their homes in Illinois and West Virginia.

Item 3. LEGAL PROCEEDINGS

     In January 1999, the Company was sued in the Superior Court of San Diego County, California by the Fish Family Trust, a co-inventor of the original technology on which our microprocessor is based. The suit also named as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Family Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. In March 1999, we joined with nanoTronics and Gloria Felcyn and filed our response and cross-complaint against the Fish Family Trust. In November 2000, the judge issued a summary ruling in favor of the defendants on all counts. The Fish Family Trust filed an appeal in January 2001. Management believes that it is unlikely that the appellate court will overturn the trial court’s ruling and that the resolution of the appeal process will have no impact on our financial position or cash flows.

     A former employee has filed a claim in arbitration seeking the right to exercise terminated options. Management believes that the claim has no merit and will have no impact on our financial position or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended May 31, 2001.

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

     The following table sets forth the high and low closing bid quotations for the Common Stock for the fiscal years ended May 31, 2001 and 2000.

	Bid Quotations

	High	Low

Fiscal Year Ended May 31, 2001

First Quarter	$1.72	$0.65

Second Quarter	$1.60	$0.78

Third Quarter	$1.09	$0.49

Fourth Quarter	$0.84	$0.50

Fiscal Year Ended May 31, 2000

First Quarter	$0.66	$0.37

Second Quarter	$0.46	$0.29

Third Quarter	$6.25	$0.34

Fourth Quarter	$6.00	$1.16

     We have approximately 355 shareholders of record as of May 31, 2001. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid a cash dividend on our common stock and do not expect to pay one in the foreseeable future.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our Results of Operations have been and may continue to be subject to significant variations. The results for a particular period may vary due to a number of factors. These include:

•	the overall state of the semiconductor and communications segments of the economy,
•	the development status of and demand for our products,
•	economic conditions in our markets,
•	the timing of orders,
•	the timing of expenditures in anticipation of future sales,
•	the mix of products sold by us,
•	the introduction of new products,
•	product enhancements by us or our competitors, and
•	pricing and other competitive conditions.

Results of Operations for the Years Ended May 31, 2001 and 2000

Our net sales in fiscal 2001 and 2000 were as follows:

Fiscal Year	Amount	% Change from the Previous Fiscal Year

2001 2000	$337,384 $716,960	Decrease of 52.9%

     Net sales. Total net sales for the fiscal year ended May 31, 2001 decreased from the previous fiscal year. This decrease was due to a lack of follow-on shipments for our matured communication products, several of which are at the end of their life cycles. We have stopped any development and sales efforts of new communications products as we are now concentrating on the microprocessor product line. We anticipate the downward trend in communication product revenue to continue since we are attempting to sell this line and have initiated a last buy program for our communication customers. Future sales will be derived from the communication product last buys of approximately $300,000 and sales of microprocessors and licensing of microprocessor technology.

Our cost of sales in fiscal 2001 and 2000 were as follows:

		% Change from the
Fiscal Year	Amount	Previous Fiscal Year	% of Net Sales

2001	$544,320	Decrease of 24.9%	161.3%

2000	$725,008		101.1%

     Cost of sales. Cost of sales as a percentage of net sales increased in the fiscal year ended May 31, 2001 compared to the previous fiscal year. This increase was due to the fixed manufacturing overhead being allocated to a smaller revenue base during the current fiscal year and a $138,000 reduction in royalties during the current fiscal year compared to the previous fiscal year negatively impacting the percentage comparison.

Our research and development expenses in fiscal 2001 and 2000 were as follows:

Fiscal Year	Amount	% Change from the Previous Fiscal Year

2001	$2,218,433	Decrease of 30.0%

2000	$3,170,166

     Research and development expenses decreased during the current fiscal year compared to the previous fiscal year. This decrease was due primarily to non-cash compensation expense of $1,588,960 being recorded the previous fiscal year as a result of the Company providing employees and directors the option of exercising their stock options using a cashless exercise provision compared to no similar expense in the current fiscal year. This decrease was partially offset by a ramp up in personnel costs of approximately $300,000 and consulting services of approximately $150,000. The increase in personnel and consulting costs was to introduce the new soft core version of the microprocessor technology and to accelerate the effort to complete and improve the marketability of the Ignite I and JUICEtechnology. We added four research and development personnel, including one executive, during the current fiscal year.

Our selling, general and administrative expenses in fiscal 2001 and 2000 were as follows:

Fiscal Year	Amount	% Change from the Previous Fiscal Year

2001	$2,588,579	Decrease of 26.0%

2000	$3,501,128

     Selling, general and administrative expenses decreased during the current fiscal year compared to the previous fiscal year. This decrease was due primarily to non-cash compensation expense of $2,150,307 being recorded during the previous fiscal year as a result of the Company providing employees and directors the option of exercising their stock options using a cashless exercise provision compared to no similar expense in the current fiscal year. This decrease was partially offset by an increase in employment and consulting costs of approximately $444,000. This increase was due to increased marketing expenses related to Ignite I and JUICEtechnology and additional compensation and relocation costs related to changes in several executive level positions. We added six selling, general and administrative personnel, including two executives, during the current fiscal year.

Our other income (expenses) in fiscal 2001 and 2000 were as follows:

Fiscal Year	Amount	% Change from the Previous Fiscal Year

2001	$45,045	Not meaningful

2000	$(809,366)

     Other income (expenses) changed significantly for the current fiscal year compared to the previous fiscal year. During the current fiscal year, other income was recognized primarily from interest income as opposed to the previous fiscal year when other expense resulted primarily from the recognition of $995,651 of non-cash interest expense related to the amortization of debt discount and $51,181 increase in interest expense over 2001 related to short term notes. The 2000 expenses were partially offset by a gain of $250,000 on the sale of the gas plasma antenna technology.

Liquidity and Capital Resources

     In connection with their report on our consolidated financial statements as of and for the year ended May 31, 2001, BDO Seidman, LLP, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flow from operations. See Note 1 to the consolidated financial statements for discussion.

     At May 31, 2001, we had working capital of $328,605 and cash and cash equivalents of $464,350. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $1,635,892 during the current fiscal year due to net cash used in operations of $4,839,180, additions to property, equipment and patents, net of $388,557, web site development costs of $25,000 and the issuance of a note receivable of $80,000 to a previous officer of the Company offset by funds generated primarily from the exercise of warrants and options to purchase our common stock of $289,073 and the sale of common stock under an investment agreement of $3,342,197. The net cash used in operations is primarily a result of operating losses coupled with an increase in inventory of $252,229 which was a result of costs associated with the next generation microprocessor and related development kits and an increase in accounts receivable of $242,405 partially offset by an increase of accounts payable and accrued expenses of $98,039. As of May 31, 2001, we had approximately 35%, $85,606, in accounts receivable from one customer against whom we have initiated a collection lawsuit. We have set up a reserve of $20,000 related to the collection effort. We believe that we will prevail in collection of the entire amount due.

     We estimate our current cash requirements to sustain our operations for the next twelve months through May 2002 to be $3.1 million. Since we are attempting to sell the communications product line, we are assuming that there will be no additional product revenue beyond what was in backlog as of May 31, 2001. In addition to limitations based on trading volume and market price of the common stock, our ability to obtain equity financing under the $30 million equity line of credit is dependent on our having registered an adequate number of shares to sell to Swartz. As of August 15, 2001, we have only 4 million registered shares remaining to sell to Swartz under the current effective registration statement. At the current market price and assuming adequate market volume, we estimate we will run out of registered shares in December 2001. We have, therefore, negotiated with Swartz a letter of agreement to enter into a new $25 million equity line of credit with terms and language that we believe is acceptable to the Securities and Exchange Commission (“SEC”). We believe that the definitive agreement for the new $25 million equity line of credit will be completed by the end of August 2001 and that a registration statement will be filed and become effective in time to continue funding under an equity line of credit without any interruptions. The terms of the $25 million equity line of credit, including limitations on the amount of shares that can be sold to Swartz based on the trading volume and market price of the common stock are similar to the existing $30 million equity line of credit. Upon closing of this agreement, as compensation for entering into this agreement, we will issue a warrant to purchase a number of shares equal to 4.9% of the then fully diluted shares of common stock, less all warrants previously issued to Swartz under the existing agreements. In addition, we have formulated a cost reduction plan which can be initiated to reduce our cash requirements, if necessary. Based on the above assumptions, we expect that the $3.1 million requirement will be provided by the current working capital of $328,605; available funds under the $30 million and $25 million equity lines of credit, as discussed above and below, $677,000 of which has been funded from June 1 through August 15, 2001; proceeds from the exercise of outstanding stock options and warrants; and reduction in costs pursuant to a cost reduction plan. In addition, we have remaining $314,993 of a $400,000 accounts receivable factoring agreement with our bank.

     We anticipate that we may require additional equipment, fabrication, components and supplies during the next twelve months to continue development of our technologies. Product introductions such as those currently underway for the Ignite I and JUICEtechnology may require significant inventory, product launch, marketing personnel and other expenditures that cannot be currently estimated. Further, if expanded development is commenced or new generations of microprocessors are accelerated beyond their current plans, additional expenditures we cannot currently estimate, may be required. It is possible therefore, that higher levels of expenditures may be required than we currently contemplate resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise. In addition, in February 2001, the Company entered into a five year extension on its building lease.

     Based on our current plan and assumptions, we anticipate that we will be able to meet our cash requirements for the next twelve months. However, if we are not able to meet our current plan, there can be no assurance that any funds required during the next twelve months or thereafter can be generated from sales of common stock under the existing $30 million equity line of credit or the anticipated $25 million equity line of credit. The lack of additional capital could force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. As such, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

$30 Million Equity Line of Credit

          Overview. On May 2, 2000, we entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles us to issue and sell our common stock for up to an aggregate of $30 million from time to time during a three-year period starting June 23, 2000, the effective date of the registration statement to register 13.8 million shares, including 1.8 million shares reserved for the issuance of common stock upon the exercise of warrants. This is also referred to as a put right. During the current fiscal year, we received proceeds of $3,342,197 from the sale of 5,411,320 shares of common stock. During our first fiscal quarter of 2002 which will end August 31, 2001, we received proceeds of $676,604 from the sale of 2,588,680 shares of common stock. See above discussion for further information and proposed $25 million equity line of credit.

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

     Swartz will pay us a portion of the market price for each share of common stock under the put. If the market price is less than $1.00 per share, the amount will be $.10 less than the market price; if the price is between $1.00 to $2.00 per share, the amount will be 90% of the market price; and if the market price is $2.00 or greater, the amount will be 93% of the market price. Market price is defined as the lowest closing bid price for the common stock during the applicable pricing period which consists of two consecutive ten business day periods following the date notice of the put was provided to Swartz. However, the market price may not be less than the designated minimum per share price, if any, that we indicated in our notice.

          Warrants. Within five business days after the end of each pricing period, we are required to issue and deliver to Swartz a warrant to purchase a number of shares of common stock equal to 15% of the common shares issued to Swartz in the applicable put. Each warrant will be exercisable at a price which will initially equal 110% of the closing bid price on the put date for the applicable put. The warrants have semi-annual reset provisions which may reduce the exercise price. Each warrant will be immediately exercisable and have a term beginning on the date of issuance and ending five years thereafter.

     Limitations and Conditions Precedent to Our Put Rights. Swartz is not required to acquire and pay for any common shares with respect to any particular put for which:

•	we have announced or implemented a stock split or combination of our common stock;
•	we have paid a common stock dividend;
•	we have made a distribution of our common stock or of all or any portion of our assets between the put notice date and the date the particular put closes; or
•	we have consummated a major transaction (including a transaction, which constitutes a change of control) between the advance put notice date and the date the particular put closes.

     Short Sales. Swartz and its affiliates are prohibited from engaging in short sales of our common stock unless they have received a put notice and the amount of shares involved in a short sale does not exceed the number of shares specified in the put notice.

     Cancellation of Puts. We must cancel a particular put between the date of the advance put notice and the last day of the pricing period if:

•	we discover an undisclosed material fact relevant to Swartz’s investment decision;
•	the registration statement registering resales of the common shares becomes ineffective; or
•	shares are delisted from the then primary exchange.

However, we will be required to issue common shares equal to the lesser of:

•	20% of the daily reported trading volume of our common stock during the pricing periods up to the applicable put cancellation date;
•	the number of shares of common stock put to Swartz which when multiplied by the applicable put share price equals the designated maximum dollar amount for the put; or
•	9.9% of the total amount of our common stock that would be outstanding upon completion of the put.

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

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective June 1, 2001 for us. We believe the adoption of this statement will have no material impact on our financial statements.

     In March 2000, the FASB issued FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” We adopted the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for using variable accounting. We repriced certain stock options on October 5, 1999 and in accordance with generally accepted accounting principles accounted for the repriced stock options using fixed accounting. As a result of adopting the Interpretation, we are required to apply variable accounting to these options. Accordingly, if the market price of our stock increases subsequent to July 1, 2000, we will recognize additional compensation expense that we otherwise would not have incurred. As of May 31, 2001, there was no additional compensation expense recorded because the market price of our common stock was lower than the price at July 1, 2000. However, the ultimate impact cannot be determined as it is dependent on the change in the market price of the stock from July 1, 2000 until the stock options are exercised, forfeited or expire unexercised.

     In December 1999, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements” which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was effective for our fourth quarter of the fiscal year ended May 31, 2001. The adoption of this bulletin has had no material impact on our financial statements.

     In March 2000, the FASB issued Emerging Issues Task Force Issue No 00-2, “Accounting for Web Site Development Costs” (“EITF 00-2”), which is effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. We capitalized $25,000 in web site development costs and amortized to expense $8,333 during the fiscal year ended May 31, 2001.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

     SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No.142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires companies to complete a transitional goodwill impairment test six months from the date of adoption. Companies are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

     Our previous business combinations were accounted for using the pooling-of-interests method. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of SFAS No. 141 and No. 142 will not affect the results of past transactions. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future.

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the fiscal year ending May 31, 2003. We believe the adoption of this statement will have no material impact on our financial statements.

Tax Loss Carryforwards

     As of May 31, 2001, we had approximately $24,372,000 of tax loss carryforwards. A valuation allowance has been recorded for the net deferred tax asset of $11,989,000 arising primarily from tax loss carryforwards because we cannot determine that it is more likely than not that the deferred tax asset will be realized. See Note 9 to the Consolidated Financial Statements.

Item 7. FINANCIAL STATEMENTS

     The financial statements required by this item begin on page F-1 with the index to consolidated financial statements.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning our directors is incorporated by reference to the information in the section entitled “Proposal No. 1- Election of Directors” in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended May 31, 2001.

     Executive Officers of the Registrant

     Our executive officers and their ages as of May 31, 2001, were as follows:

Name	Age	Position and Offices

Richard G. Blum	70	Chief Executive Officer and President

Lowell W. Giffhorn	54	Executive Vice President and Chief Financial Officer

Miklos Korodi	63	Vice President Sales and Marketing

Serge Miller	53	Vice President Engineering

David Pohl	63	Vice President Administration and Secretary

     In August 2001, the Board of Directors appointed Donald Bernier as Chairman of the Board and Chief Executive Officer and appointed Mr. Giffhorn, Mr. Korodi and Mr. Miller to serve jointly as the President.

Biographical Information

     Richard G. Blum. Mr. Blum has served as our Chief Executive Officer and President since September 2000 and has served on our board of directors since February 1999. Mr. Blum retired as Chairman and President of Kysor Europe, a wholly owned subsidiary of Kysor Industrial Corporation, in 1991. Previously Mr. Blum held a variety of executive level positions with ITT Europe and ADT Europe. He completed his undergraduate work at Oregon State and Linfield Colleges in 1951 and postgraduate work at John Carrol and Canisius Universities in 1958.

     Lowell W. Giffhorn. Mr. Giffhorn was the principal in his own financial management consulting firm from August 1996 until joining Patriot as Chief Financial Officer (CFO) in May 1997. Mr. Giffhorn has served on our board of directors since August 1999. From November 1996 to May 1997, Mr. Giffhorn, in addition to other consulting engagements, performed the duties of Acting CFO for Patriot. From June 1992 to August 1996 and from September 1987 to June 1990 he was the CFO of Sym-Tek Systems, Inc. and Vice President of Finance for its successor, Sym-Tek Inc., a major supplier of capital equipment to the semiconductor industry. Previously Mr. Giffhorn held a variety of financial positions, including eleven years as Controller for Langley Corporation, a publicly traded, San Diego, defense contractor. Mr. Giffhorn obtained a M.B.A. degree from National University in 1975 and he obtained a B.S. in Accountancy from the University of Illinois in 1969.

     Miklos Korodi. Mr. Korodi joined us as Vice President of Sales and Marketing in October 2000. Prior to joining us and since 1993, Mr. Korodi was the principal in his own telecommunication consulting firm. Mr. Korodi’s previous experience included Chairman and CEO of Cellular Data, Inc., President of Warner Amex Cable Communications Security Systems (a joint venture of Warner Communications and American Express), a subsidiary of Warner Amex Cable Communications, Senior Vice President of Warner Cable Communications and Vice President and General Manager of the QUBE Division of Warner Cable Television.

     Serge Miller. Mr. Miller joined us as Vice President of Engineering in January 2001. Prior to joining us and since 1998, Mr. Miller was Director of HMI Development for Invensys PLC and from 1995 to 1998 was Director of Advanced Industrial Controls for Siebe PLC. Previously Mr. Miller held various management positions with Measurex Corporation. Mr. Miller obtained a BS in Physics and Mathematics from the University of Manitoba in 1971 and has completed postgraduate work at Northeastern University.

     David Pohl. Mr. Pohl joined us as Secretary in February 2001 and as Vice President of Administration in April 2001. Mr. Pohl has served on our board of directors since April 2001. Prior to joining us and since 1997, Mr.

Pohl was in private practice and from 1995 to 1996 was Special Counsel to the Ohio Attorney General. Mr. Pohl obtained a BS in Administrative Sciences in 1960 and a JD in Law in 1962 from the Ohio State University.

     There is no family relationship between any of our executive officers.

     The information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled “Security Ownership of Certain Beneficial Owners and Management Stock Ownership of Directors and Executive Officers- Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended May 31, 2001.

Item 10. EXECUTIVE COMPENSATION

     The information required by this item regarding executive compensation is incorporated by reference to the information in the section entitled “Executive Compensation” in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended May 31, 2001.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management Stock Ownership of Directors and Executive Officers” in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended May 31, 2001.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended May 31, 2001.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following is a list and index of Exhibits required by Item 601 of Regulation S-B along with an indication of the location of the Exhibit:

Exhibit Index

Exh. No.	Document	No.

2.0	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement to Exchange Technology for Stock in Patriot Scientific Corporation, incorporated by reference to Exhibit 2.1 to Form 8-K dated August 10, 1989	(1)

2.2	Assets Purchase Agreement and Plan of Reorganization dated June 22, 1994, among the Company, nanoTronics Corporation and Helmut Falk, incorporated by reference to Exhibit 10.4 to Form 8-K dated July 6, 1994	(1)

2.2.1	Amendment to Development Agreement dated April 23, 1996 between the Company and Sierra Systems, incorporated by

Exh. No.	Document	No.

	reference to Exhibit 2.2.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 dated April 29, 1996	(1)

2.3	Form of Exchange Offer dated December 4, 1996 between the Company and certain shareholders of Metacomp, Inc. incorporated by reference to Exhibit 2.3 to Form 8-K dated January 9, 1997	(1)

2.4	Letter of Transmittal to Accompany Shares of Common Stock of Metacomp, Inc. Tendered Pursuant to the Exchange Offer Dated December 4, 1996 incorporated by reference to Exhibit 2.4 to Form 8-K dated January 9, 1997	(1)

3.0	Articles and Bylaws.

3.1	Original Articles of Incorporation of the Company’s predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, file no. 33-23143-FW	(1)

3.2	Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18, File No. 33-23143-FW	(1)

3.3	Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 24, 1992, incorporated by reference to Exhibit 3.1 to Form 8-K dated May 12, 1992	(1)

3.3.1	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to Form 10-KSB for the fiscal year ended May 31, 1995	(1)

3.3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on June 19, 1997, incorporated by reference to Exhibit 3.3.2 to Form 10-KSB for the fiscal year ended May 31, 1997	(1)

3.3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 28, 2000, incorporated by reference to Exhibit 3.3.3 to Registration Statement on Form S-3 dated May 5, 2000	(1)

3.4	Articles and Certificate of Merger of Patriot Financial Corporation into the Company dated May 1, 1992, with Agreement and Plan of Merger attached thereto as Exhibit A, incorporated by reference to Exhibit 3.2 to Form 8-K dated May 12, 1992	(1)

3.5	Certificate of Merger issued by the Delaware Secretary of State on May 8, 1992, incorporated by reference to Exhibit 3.3 to Form 8-K dated May 12, 1992	(1)

3.6	Certificate of Merger issued by the Colorado Secretary of State on May 12, 1992, incorporated by reference to Exhibit 3.4 to Form 8-K dated May 12, 1992	(1)

3.7	Bylaws of the Company, incorporated by reference to Exhibit 3.5 to Form 8-K dated May 12, 1992	(1)

Exh. No.	Document	No.

4.0	Instruments Establishing Rights of Security Holders.

4.1	Specimen common stock certificate, incorporated by reference to Exhibit 4.1 Form 8-K dated May 12, 1992	(1)

4.2	Form of Stock Purchase Warrant (Labway Corporation) dated February 29, 1996, exercisable to purchase 253,166 common shares at $1.58 per share until August 31, 1996, granted to investors in connection with an offering of securities made in reliance upon Regulation S, incorporated by reference to Exhibit 4.2 to Form 10-QSB for fiscal quarter ended 2/29/96	(1)

4.3	Form of 6% Convertible Subordinated Promissory Note due September 30, 1998 aggregating $1,500,000 to six investors incorporated by reference to Exhibit 4.3 to Form 10-QSB for fiscal quarter ended August 31, 1996	(1)

4.4	Form of 5% Convertible Term Debenture (CC Investments, LDC) due June 2, 1999 aggregating $2,000,000 to two investors incorporated by reference to Exhibit 4.4 to Form 8-K dated June 16, 1997	(1)

4.5	Form of Stock Purchase Warrant (CC Investments, LDC) dated June 2, 1997 exercisable to purchase an aggregate of 400,000 common shares at $1.69125 per share until June 2, 2002, granted to two investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to Exhibit 4.5 to Form 8-K dated June 16, 1997	(1)

4.6	Registration Rights Agreement dated June 2, 1997 by and among the Company and CC Investments, LDC and the Matthew Fund, N.V. related to the registration of the common stock related to Exhibits 4.4 and 4.5 incorporated by reference to Exhibit 4.6 to Form 8-K dated June 16, 1997	(1)

4.7	Form of Warrant to Purchase Common Stock (Swartz Family Partnership, L.P.) dated June 2, 1997 exercisable to purchase an aggregate of 211,733 common shares at $1.69125 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to Exhibit 4.7 to Form 8-K dated June 16, 1997	(1)

4.8	Registration Rights Agreement dated June 2, 1997 by and among the Company and Swartz Investments, LLC related to the registration of the common stock related to Exhibit 4.7 incorporated by reference to Exhibit 4.8 to Form 8-K dated June 16, 1997	(1)

4.9	Form of 5% Convertible Term Debenture (CC Investments, LDC) due June 2, 1999 aggregating $1,000,000 to two investors incorporated by reference to Exhibit 4.9 to Form 10-KSB for the year ended May 31, 1998	(1)

4.10	Form of Stock Purchase Warrant (CC Investments, LDC) dated November 24, 1997 exercisable to purchase an aggregate of 200,000 common shares at $1.50 per share until June 2, 2002, granted to two investors in connection with the offering of securities in Exhibit 4.9 incorporated by reference to Exhibit 4.10 to Form 10-KSB for the year ended May 31, 1998	(1)

Exh. No.	Document	No.

4.11	Form of Warrant to Purchase Common Stock (Swartz Family Partnership, L.P.) dated November 24, 1997 exercisable to purchase an aggregate of 105,867 common shares at $1.50 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities in Exhibit 4.9 incorporated by reference to Exhibit 4.11 to Form 10-KSB for the year ended May 31, 1998	(1)

4.12	Form of Warrant to Purchase Common Stock (Investor Communications Group, Inc.) dated June 16, 1997 exercisable to purchase an aggregate of 130,000 common shares at prices ranging from $2.50 to $7.50 per share until June 15, 1999 incorporated by reference to Exhibit 4.12 to Form 10-KSB for the year ended May 31, 1998	(1)

4.13	Warrant to Purchase Common Stock issued to Spellcaster Telecommunications, Inc. dated April 28, 1998 exercisable to purchase an aggregate of 100,000 common shares at $1.25 per share until April 28, 2000 incorporated by reference to Exhibit 4.13 to Form 10-KSB for the year ended May 31, 1998	(1)

4.14	Investment agreement dated February 24, 1999 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $5,000,000 Incorporated by reference to Exhibit 4.14 to Form 10-QSB/A for the fiscal quarter Ended November 30, 1998	(1)

4.15	Registration Rights Agreement dated February 24, 1999 by and between the Company and Swartz Private Equity, LLC related to the registration of the common Stock related to Exhibit 4.14 incorporated by reference to Exhibit 4.15 to Form 10- QSB/A for the fiscal quarter ended November 30, 1998	(1)

4.16	Form of Warrant to Purchase Common Stock (Swartz Private Equity, LLC) dated February 24, 1999 exercisable to purchase common shares in connection with the Offering of securities in Exhibit 4.14 incorporated by reference to Exhibit 4.16 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998	(1)

4.17	Amended and Restated Investment Agreement dated July 12, 1999 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $5,000,000 incorporated by reference to Exhibit 4.17 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated July 14, 1999	(1)

4.18	Investment Agreement dated April 28, 2000 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $30,000,000 incorporated by reference to Exhibit 4.18 to Registration Statement on Form S-3 dated May 5, 2000	(1)

4.19	2001 Stock Option Plan of the Company dated February 21, 2001 incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-8 dated March 26, 2001	(1)

10.0	Material Contracts.

10.1	1992 Incentive Stock Option Plan of the Company, incorporated by reference to Exhibit 10.1 to Form 8-K dated May 12, 1992	(1)

10.1.1	Amendment to 1992 Incentive Stock Option Plan dated January 11, 1995, incorporated by reference to Exhibit 10.1.1 to Form S-8 dated July 17, 1996	(1)

Exh. No.	Document	No.

10.2	1992 Non-Statutory Stock Option Plan of the Company, incorporated by reference to Exhibit 10.2 to Form 8-K dated May 12, 1992	(1)

10.2.1	Amendment to 1992 Non-Statutory Stock Option Plan dated January 11, 1995 incorporated by reference to Exhibit 10.2.1 to Form 10-KSB for fiscal year ended May 31, 1996	(1)

10.3	Lease Agreement between the Company’s subsidiary Metacomp, Inc. and Clar-O-Wood Partnership, a California limited partnership dated April 11, 1991 as amended November 11, 1992 and November 2, 1995, incorporated by reference to Exhibit 10.3 to Form 10-KSB for the fiscal year ended May 31, 1997	(1)

10.4	Stock Purchase Agreement dated November 29 and 30, 1995, between the Company and SEA, Ltd., incorporated by reference to Exhibit 10.4 to Form 8-K dated December 11, 1995	(1)

10.4.1	Letter Amendment to Stock Purchase Agreement dated February 21, 1996, between the Company and SEA, Ltd., incorporated by reference to Exhibit 10.4.1 to Form 10-QSB for fiscal quarter ended 2/29/96	(1)

10.5	1995 Employee Stock Compensation Plan of the Company, incorporated by reference to Exhibit 10.5 to Form 10-QSB for fiscal quarter ended 11/30/95	(1)

10.6	Letter Stock and Warrant Agreement dated January 10, 1996 between the Company and Robert E. Crawford, Jr., incorporated by reference to Exhibit 10.6 to Form 10-QSB for fiscal quarter ended 2/29/96	(1)

10.7	Non-Exclusive Manufacturing and Line of Credit Agreement dated February 28, 1996, between the Company and Labway Corporation, incorporated by reference to Exhibit 10.7 to Form 10-QSB for fiscal quarter ended 2/29/96	(1)

10.8	Distribution and Representation Agreement dated February 28, 1996, between the Company and Innoware, Inc., incorporated by reference to Form 10-QSB for fiscal quarter ended 2/29/96	(1)

10.9	Employment Agreement dated November 20, 1995 between the Company and Elwood G. Norris, incorporated by reference to Exhibit 10.9 to Registration Statement on Form SB-2 dated March 18, 1996	(1)

10.9.1	First Amendment to Employment Agreement dated May 17, 1996 between the Company and Elwood G. Norris, incorporated by reference to Exhibit 10.9.1 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated May 23, 1996	(1)

10.10	Employment Agreement dated November 20, 1995 between the Company and Robert Putnam, incorporated by reference to Exhibit 10.10 to Registration Statement on Form SB-2 dated March 18, 1996	(1)

10.11	Sales Contractual Agreement dated March 19, 1996 between the Company and Evolve Software, Inc., incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 dated April 29, 1996	(1)

Exh. No.	Document	No.

10.11.1	Two Year Stock Purchase Warrant dated March 19, 1996 Granted to Evolve Software, Inc. Providing for the Purchase of up to 50,000 Common Shares at $2.85, incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 dated April 29, 1996	(1)

10.12	Employment Agreement dated as of May 8, 1996 between the Company and Michael A. Carenzo, including Schedule A — Stock Option Agreement, incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated May 23, 1996	(1)

10.12.1	First Amendment to Employment Agreement dated May 8, 1996 between the Company and Michael A. Carenzo dated September 23, 1996, incorporated by reference to Exhibit 10.12.1 to Form 10-KSB for the fiscal year ended May 31, 1997	(1)

10.13	1996 Stock Option Plan of the Company dated March 25, 1996 and approved by the Shareholders on May 17, 1996, incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated May 23, 1996	(1)

10.14	Sales Contractual Agreement dated June 20, 1996 between the Company and Compunetics Incorporated incorporated by reference to Exhibit 10.14 to Form 10-KSB for fiscal year ended May 31, 1996	(1)

10.15	Sales Contractual Agreement dated July 31, 1996 between the Company and Premier Technical Sales, Inc. incorporated by reference to Exhibit 10.15 to Form 10-KSB for fiscal year ended May 31, 1996	(1)

10.16	Employment Agreement dated January 1, 1997 between the Company and Norman J. Dawson, incorporated by reference to Exhibit 10.16 to Form 10-KSB for the fiscal year ended May 31, 1997	(1)

10.17	Employment Agreement dated January 1, 1997 between the Company and Jayanta K. Maitra, incorporated by reference to Exhibit 10.17 to Form 10-KSB for the fiscal year ended May 31, 1997	(1)

10.18	Technology License and Distribution Agreement dated June 23, 1997 between the Company and Sun Microsystems, Inc. , incorporated by reference to Exhibit 10.18 to Form 10-KSB for the fiscal year ended May 31, 1997	(1)

10.19	Employment Agreement dated March 23, 1998 between the Company and James Lunney incorporated by reference to Exhibit 10.21 to Form 10-KSB for the fiscal year ended May 31, 1998	(1)

10.20	Employment Agreement dated July 28, 1997 between the Company and Philip Morettini incorporated by reference to Exhibit 10.21 to Form 10-KSB for the fiscal year ended May 31, 1998	(1)

10.21	Employment Agreement dated July 23, 1998 between the Company and Lowell W. Giffhorn incorporated by reference to Exhibit 10.21 to Form 10-KSB for the fiscal year ended May 31, 1998	(1)

10.22	Secured Promissory Note dated June 12, 2000 between the Company and James T. Lunney incorporated by reference to Exhibit 10.22 to Form 10-KSB for the fiscal year ended May 31, 2000	(1)

Exh. No.	Document	No.

10.23	Purchase Agreement dated June 29, 2000 between the Company and 4S 37/38, LLC incorporated by reference to Exhibit 10.23 to Form 10-KSB for the fiscal year ended May 31, 2000	(1)

10.24	Employment Agreement dated October 2, 2000 between the Company and Miklos B. Korodi incorporated by reference to Exhibit 10.24 to Form 10-QSB for the fiscal quarter ended November 30, 2000	(1)

10.25	Employment Agreement dated December 1, 2000 between the Company and Richard G. Blum incorporated by reference to Exhibit 10.25 to Form 10-QSB for the fiscal quarter ended November 30, 2000	(1)

10.26	Employment Agreement dated January 29, 2001 between the Company and Serge J. Miller	(2)

10.27	Lease Agreement dated February 23, 2001 between Arden Realty Finance IV, LLC and the Company	(2)

10.28	Employment Agreement dated January 1, 2001 between the Company and David H. Pohl	(2)

10.29	Employment Agreement dated April 26, 2001 between the Company and David H. Pohl	(2)

23.0	Consents of Experts and Counsel

23.1	Consent of BDO Seidman, LLP	(2)

99.0	Additional Exhibits.

99.1	Form of ISO Plan Option (Gaspar) dated May 29, 1992, incorporated by reference to Exhibit 28.2 to registration statement on Form SB-2, file no. 33-57858	(1)

99.2	Form of NSO Plan Option (Berlin) dated May 29, 1992, incorporated by reference to Exhibit 28.3 to registration statement on Form SB-2, file no. 33-57858	(1)

99.3	Form of Incentive Stock Option Agreement to the Company’s 1996 Stock Option Plan (individual agreements differ as to number of shares, dates, prices and vesting), incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated May 23, 1996	(1)

99.4	Form of NonQualified Stock Option Agreement to the Company’s 1996 Stock Option Plan (individual agreement differ as to number of shares, date, prices and vesting), incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated May 23, 1996	(1)

99.5	Press Release of the Company dated November 4, 1996 incorporated by reference to Exhibit 99.5 to Form 8-K dated January 9, 1997	(1)

99.6	Form of Incentive Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.6 to registration statement on Form S-8 filed March 26, 2001	(1)

Exh. No.	Document	No.

99.7	Form of Non-Qualified Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.7 to registration statement on Form S-8 filed March 26, 2001	(1)

(1) Previously filed in indicated registration statement or report.
(2) Exhibit filed herewith this Annual Report on Form 10-KSB for the fiscal year ended May 31, 2001

(b)	The Company did not file a report on Form 8-K for the quarter ended May 31, 2001. The Company did file a report on Form 8-K on August 10, 2001 announcing the appointment of a new Chairman and Chief Executive Officer, a new board member and three individuals as President.

Patriot Scientific Corporation

Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors
Patriot Scientific Corporation
San Diego, California

We have audited the accompanying consolidated balance sheet of Patriot Scientific Corporation as of May 31, 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended May 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Patriot Scientific Corporation at May 31, 2001, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Denver, Colorado
August 9, 2001, except for Note 1, dated as
of August 15, 2001

Patriot Scientific Corporation
Consolidated Balance Sheet

May 31,	2001

ASSETS (Note 12)

Current assets:

Cash and cash equivalents	$464,350

Accounts receivable, net of allowance of $54,000 for uncollectible accounts	188,982

Inventories (Note 2)	223,393

Prepaid expenses	73,185

Total current assets	949,910

Property and equipment, net (Note 3)	423,528

Other assets, net of accumulated amortization of $8,333	16,667

Patents and trademarks, net of accumulated amortization of $337,363	153,588

$1,543,693

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$434,838

Accrued liabilities	186,467

Total current liabilities	621,305

Commitments and contingencies (Notes 1, 7, 11 and 12)

Stockholders’ equity (Notes 5, 6, 7 and 8):

Preferred stock, $.00001 par value; 5,000,000 shares authorized: none outstanding	—

Common stock, $.00001 par value; 100,000,000 shares authorized: issued and outstanding 57,535,411	575

Additional paid-in capital	37,320,503

Accumulated deficit	(36,318,690)

Note receivable (Note 4)	(80,000)

Total stockholders’ equity	922,388

$1,543,693

See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

Patriot Scientific Corporation
Consolidated Statements of Operations

Years Ended May 31,	2001	2000

Net sales (Note 13):

Product	$336,684	$553,181

Licenses and royalties	700	163,779

Net sales	337,384	716,960

Cost of sales:

Product costs	444,320	455,008

Inventory obsolescence	100,000	270,000

Cost of sales	544,320	725,008

Gross loss	(206,936)	(8,048)

Operating expenses:

Research and development (Note 7)	2,218,433	3,170,166

Selling, general and administrative (Note 7)	2,588,579	3,501,128

Operating expenses	4,807,012	6,671,294

Operating loss	(5,013,948)	(6,679,342)

Other income (expenses):

Gain on sale of technology	—	250,000

Interest income	48,329	28,014

Interest expense (Note 5)	(3,284)	(1,087,380)

Other income (expenses)	45,045	(809,366)

Net loss	$(4,968,903)	$(7,488,708)

Basic and diluted loss per common share (Note 8)	$(0.09)	$(0.17)

Weighted average number of common shares outstanding during the period (Note 8)	53,433,788	44,156,418

See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

Patriot Scientific Corporation
Consolidated Statements of Stockholders’ Equity

Years Ended May 31, 2001 and 2000

	Common Stock
			Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, June 1, 1999	39,563,915	$396	$22,879,449	$(23,861,079)	$(981,234)

Issuance of common stock at $.25 to $.98 per share (Note 6)	7,014,796	70	4,999,930	—	5,000,000

Exercise of common stock warrants and options at $.18 to $1.46 per share (Note 7)	3,750,759	37	923,913	—	923,950

Reclassification of stock subject to rescission at $.18 to $.20 per share	400,000	4	74,996		75,000

Non-cash compensation expense (Note 7)	—	—	3,739,267	—	3,739,267

Conversion of notes payable plus interest at $.29 per share (Note 5)	397,205	4	116,178	—	116,182

Value of warrants issued	—	—	739,037	—	739,037

Non-cash interest on conversion of notes payable (Note 5)	—	—	86,388	—	86,388

Net loss	—	—	—	(7,488,708)	(7,488,708)

Balance, May 31, 2000	51,126,675	511	33,559,158	(31,349,787)	2,209,882

Issuance of common stock at $.43 to $1.05 per share (Note 6)	5,411,320	54	3,342,143	—	3,342,197

Exercise of common stock warrants and options at $.25 to $.32 per share (Note 7)	997,416	10	289,063	—	289,073

Issuance of options for services	—	—	130,139	—	130,139

Issuance of note receivable (Note 4)	—	—	(80,000)	—	(80,000)

Net loss	—	—	—	(4,968,903)	(4,968,903)

Balance, May 31, 2001	57,535,411	$575	$37,240,503 (1)	$(36,318,690)	$922,388

See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

(1)	Additional Paid-in Capital includes a note receivable of $80,000 and additional paid-in capital of $37,320,503.

PATRIOT SCIENTIFIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents
Years Ended May 31,	2001	2000

Operating activities:

Net loss	$(4,968,903)	$(7,488,708)

Adjustments to reconcile net loss to cash used in operating activities:

Amortization and depreciation	260,316	367,395

Provision for doubtful accounts	49,000	41,919

Provision for inventory obsolescence	100,000	270,000

Issuance of options for services	119,565	—

Non -cash interest expense related to convertible debentures, notes payable and warrants	—	995,651

Gain on sale of technology	—	(250,000)

Non-cash compensation expense	—	3,739,267

Changes in:

Accounts receivable	(242,405)	(159,709)

Inventories	(252,229)	(91,331)

Prepaid and other assets	(2,563)	75,150

Accounts payable and accrued expenses	98,039	(982,684)

Net cash used in operating activities	(4,839,180)	(3,483,050)

Investing activities:

Note receivable (Note 4)	(80,000)	—

Web site development costs	(25,000)	—

Purchase of property, equipment and patents, net	(388,557)	(169,116)

Proceeds from sale of technology	—	250,000

Net cash (used in) provided by investing activities	(493,557)	80,884

Financing activities:

Proceeds from issuance of short term notes payable	—	410,000

Principal payments on notes payable and long-term debt	—	(720,355)

Proceeds from issuance of common stock and exercise of common stock warrants and options	3,631,270	5,634,950

Proceeds from sale of accounts receivable	65,575	142,000

Net cash provided by financing activities	3,696,845	5,466,595

Net (decrease) increase in cash and cash equivalents	(1,635,892)	2,064,429

Cash and cash equivalents, beginning of year	2,100,242	35,813

Cash and cash equivalents, end of year	$464,350	$2,100,242

Supplemental Disclosure of Cash Flow Information:

Convertible debentures, notes payable and accrued interest exchanged for common stock	$—	$405,182

Options issued for prepaid services	10,574	—

Cash payments for interest	—	102,137

Write-off of inventory	177,000	347,000

See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

Patriot Scientific Corporation
Summary of Accounting Policies

Organization and Business

Patriot Scientific Corporation (the “Company”) is engaged in the development, marketing, and sale of patented microprocessor technology and the sale of high-performance high-speed data communication products. The Company also owns innovative radar technology. The Company sold its antenna technology in August 1999.

Basis of Presentation and Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company, its majority owned subsidiaries, Metacomp, Inc. (“Metacomp”) and Plasma Scientific Corporation. All material intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the 2000 financial statements in order for them to conform to the 2001 presentation. Such reclassifications have no impact on the Company’s financial position or results of operations.

Financial Instruments and Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company’s cash equivalents are placed in high quality money market accounts with major financial institutions and high grade short-term commercial paper. The investment policy limits the Company’s exposure to concentrations of credit risk. Money market accounts are federally insured; however, commercial paper is not insured. The Company has not experienced any losses in such accounts.

Concentrations of credit risk with respect to accounts receivable are limited due to the wide variety of customers and markets which comprise the Company’s customer base, as well as their dispersion across many different geographic areas. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. Generally, the Company does not require collateral or other security to support customer receivables. As of May 31, 2001, the Company had approximately 35%, $85,606, in accounts receivable from one customer against whom the Company has initiated a collection lawsuit. The Company has set up a reserve of $20,000 related to the collection effort. Management believes that the Company will prevail in collection of the entire amount due.

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the immediate or short-term maturity of these instruments. The carrying value of the note receivable approximates fair value.

Patriot Scientific Corporation
Summary of Accounting Policies (Continued)

Inventories

Inventories consist of raw materials, work in process and finished goods and are valued at the weighted average cost method, which approximates cost on a first-in, first-out basis, not in excess of market value.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is computed over the estimated useful life of three to five years using the straight-line method. The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of.” Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows from and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

Other Assets

During the year ended May 31, 2001, the Company adopted Emerging Issues Task Force Issue No. 00-2, “Accounting for Web Site Development Costs” (“EITF 00-2”). EITF 00-2 requires that companies capitalize certain web site development costs once certain criteria are met. Under EITF 00-2 , overhead, general and administrative and training costs are not capitalized. The Company capitalized $25,000 in web site development costs and amortized to expense $8,333 during the fiscal year ended May 31, 2001.

Patents and Trademarks

Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of four years. The carrying value of patents and trademarks is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value determined based on the provisions of SFAS No. 121 as discussed above.

Revenue Recognition

Revenue is recognized upon the shipment of product to the customer. Licensing and royalty income is recognized when earned.

Research and Development Costs

Research and development costs are expensed as incurred.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Temporary differences are differences between the tax basis of assets and liabilities and their

Patriot Scientific Corporation
Summary of Accounting Policies (Continued)

reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Net Loss Per Share

The Company applies SFAS No. 128, “Earnings Per Share” for the calculation of “Basic” and “Diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings (loss) of an entity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     During the year ended May 31, 2001, based upon information then available, the Company revised its estimates regarding the recovery of certain inventories. As a result, the Company increased existing reserves for obsolescence by $100,000.

Sale of Accounts Receivable

The Company had a factoring line with a bank under which it sold accounts receivable in fiscal year 2000. These transactions were accounted for as sales of financial assets pursuant to SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In May 2001, the Company renegotiated a $400,000 factoring line with a bank enabling the Company to sell selected accounts receivable invoices to the bank with full recourse against the Company. In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB No. 125”. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. The Company’s sales of accounts receivable invoices under this agreement qualify as a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it may not redeem the invoices sold previous to the invoices being greater than 90 days past due. Under SFAS No.140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During fiscal 2001 and 2000, the Company sold approximately $82,000 and $178,000, respectively, of its accounts receivable to a bank under a factoring agreement for approximately $66,000 and $142,000, respectively. Pursuant to the provisions of SFAS No.140, the Company reflected the transaction as

Patriot Scientific Corporation
Summary of Accounting Policies (Continued)

a sale of assets and established an accounts receivable from the bank for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 20% of the total accounts receivable invoice sold to the bank less 1% of the total invoice as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer. The Company collected the entire retained amount in July 2001, and there was no allowance for future losses. As of May 31, 2001, the retained balance equaled $15,526 and $334,000 was available for future factoring of accounts receivable invoices. See Note 12 for further discussion.

Stock Options

The Company applies Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost has been recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the Company to provide pro forma information regarding net loss as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

The Company applies SFAS No. 123 in valuing options granted to consultants and estimates the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as consulting expense as services are provided. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested.

In March 2000, the FASB issued FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” The Company adopted the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for using variable accounting. The Company repriced certain stock options on October 5, 1999 and in accordance with generally accepted accounting principles at the time accounted for the repriced stock options using fixed accounting. As a result of adopting the Interpretation, the Company is required to apply variable accounting to these options. Accordingly, if the market price of the Company’s stock increases subsequent to July 1, 2000, it will recognize additional compensation expense that it otherwise would not have incurred. As of May 31, 2001, there was no additional compensation expense recorded because the market price of the Company’s common stock was lower than the price at July 1, 2000. However, the ultimate impact cannot be determined as it is dependent on the change in the market price of the stock from July 1, 2000 until the stock options are exercised, forfeited or expire unexercised.

Patriot Scientific Corporation
Summary of Accounting Policies (Continued)

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective June 1, 2001 for the Company. The Company believes the adoption of this statement will have no material impact on its financial statements.

In December 1999, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements” which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was effective for the Company as of the fourth quarter of the fiscal year ended May 31, 2001. The adoption of this bulletin has had no material impact on the Company’s financial statements.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No.142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires companies to complete a transitional goodwill impairment test six months from the date of adoption. Companies are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

Patriot Scientific Corporation
Summary of Accounting Policies (Continued)

The Company’s previous business combinations were accounted for using the pooling-of-interests method. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of SFAS No. 141 and No. 142 will not affect the results of past transactions. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements

1. Continued Existence and Management’s Plan

The Company’s consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is contingent upon it obtaining sufficient financing to sustain its operations. The Company incurred a net loss of $4,968,903 and $7,488,708 and negative cash flow from operations of $4,839,180 and $3,483,050 in the years ended May 31, 2001 and 2000, respectively. At May 31, 2001, the Company had working capital of $328,605 and cash and cash equivalents of $464,350. The Company has funded its operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $1,635,895 during fiscal 2001. In April 2000, the Company entered into an investment agreement with Swartz Private Equity LLC (“Swartz”). The investment agreement entitles the Company, at the Company’s option, to issue and sell its common stock for up to an aggregate of $30 million from time to time during a three-year period through June 23, 2003, subject to certain conditions including (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares which can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz may purchase the common stock from the Company at a discount as determined in the agreement. In addition to the common stock purchased, Swartz receives warrants to purchase an additional 15% of the common stock equal to 110% of the market price as determined in the agreement, subject to further semi-annual adjustment if the price of the common stock goes down.

The Company estimates its current cash requirements to sustain its operations for the next twelve months through May 2002 to be $3.1 million. Since the Company is attempting to sell its communications product line, it is assuming that there will be no additional product revenue beyond what was in backlog as of May 31, 2001. In addition to limitations based on trading volume and market price of the common stock, the Company’s ability to obtain equity financing under the $30 million equity line of credit is dependent on it having registered an adequate number of shares to sell to Swartz. As of August 15, 2001, the Company has only 4 million registered shares remaining to sell to Swartz under the current effective registration statement. At the current market price and assuming adequate market volume, the Company estimates it will run out of registered shares in December 2001. The Company has, therefore, negotiated with Swartz a letter of agreement to enter into a new $25 million equity line of credit with terms and language that it believes is acceptable to the Securities and Exchange Commission (“SEC”). The Company believes that the definitive agreement for the new $25 million equity line of credit will be completed by the end of August 2001 and that a registration statement will be filed and become effective in time to continue funding under an equity line of credit without any interruptions. The terms of the $25 million equity line of credit, including limitations on the amount of shares that can be sold to Swartz based on the trading volume and market price of the common stock are similar to the existing $30 million equity line of credit. Upon the closing of this agreement, as compensation for entering into this agreement, the Company will issue a warrant to purchase a number of shares equal to 4.9% of the then fully diluted shares of common stock of the Company, less all warrants previously issued to Swartz under the

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

existing agreements. In addition, the Company has formulated a cost reduction plan which it could initiate to reduce its cash requirements, if necessary.

Based on the above assumptions, management of the Company expects that the $3.1 million requirement will be provided by the current working capital of $328,605; available funds under the $30 million and $25 million equity lines of credit, as discussed above, $677,000 of which has been funded from June 1 through August 15, 2001; proceeds from the exercise of outstanding stock options and warrants; and reductions in costs pursuant to a cost reduction plan. In addition, the Company has remaining $314,993 of a $400,000 accounts receivable factoring agreement with its bank.

The Company anticipates that it may require additional equipment, fabrication, components and supplies during the next twelve months to continue development of its technologies. Product introductions such as those currently underway for the Ignite I and JUICEtechnology may require significant inventory, product launch, marketing personnel and other expenditures that cannot be currently estimated. Further, if expanded development is commenced or new generations of microprocessors are accelerated beyond their current plans, additional expenditures the Company cannot currently estimate, may be required. It is possible therefore, that higher levels of expenditures may be required than are currently contemplated resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise. In addition, in February 2001, the Company entered into a five year extension on its building lease.

Based on its current plan and assumptions, the Company anticipates that it will be able to meet its cash requirements for the next twelve months. However, if the Company is not able to meet its current plan, there can be no assurance that any funds required during the next twelve months or thereafter can be generated from sales of common stock under the existing $30 million equity line of credit or the anticipated $25 million equity line of credit. The lack of additional capital could force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company’s existing shareholders. As such, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

2. Inventories

Inventories at May 31, 2001 consisted of the following:

Component parts	$343,430

Work in process	20,000

Finished goods	121,963

485,393

Reserve for obsolescence	(262,000)

$223,393

3. Property and Equipment

Property and equipment consisted of the following at May 31, 2001:

Computer equipment and software	$1,593,907

Furniture and fixtures	493,649

Laboratory equipment	205,594

2,293,150

Less accumulated depreciation and amortization	1,869,622

Net property and equipment	$423,528

Depreciation expense was $186,621 and $283,952 for the years ended
May 31, 2001 and 2000

4. Note Receivable

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

5. Notes Payable

During the year ended May 31, 2000, the Company borrowed $410,000 from an institutional investor and a group of individual investors, one of which is a major shareholder in the Company. The original terms of the notes typically included maturity dates of four months with interest rates ranging from 10%-18%. Also during the year ended May 31, 2000, the Company paid off short term loans aggregating $719,000 from the group of individual investors. Also, $102,500 of a short term loan with an institutional investor was exchanged for convertible debt and converted into the Company’s common stock. The debt was convertible at a discount to market and, therefore, generated a beneficial conversion feature. The beneficial conversion feature was valued at $86,388

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

and was reflected as non-cash interest expense for the year ended May 31, 2000. In addition, $289,000 of short term loans with a group of individual investors were settled through the cashless exercise of warrants during the year ended May 31, 2000.

In addition to the interest on the loans, warrants exercisable for three years were issued to investors at exercise prices ranging from $.25 to $1.12 which was equal to the market price of the common stock on the date of the issuances. During the year ended May 31, 2000, warrants to purchase 1,338,342 common shares of the Company were issued related to the short term loans placed during the year and warrants to purchase 2,443,447 common shares of the Company were issued to the individual investors and the institutional investor to extend the due dates of their short term loans. These warrants were valued using the Black-Scholes model and the value was reflected as a discount to the debt and was amortized over the life of the debt. In fiscal 2000, $909,263 of the debt discount related to the warrants and $86,388 related to the conversion discussed above, were amortized and reflected as non-cash interest expense.

6. Investment Agreements

$5 Million

In February 1999, as amended in July 1999, the Company entered into an investment agreement with Swartz. The investment agreement entitled the Company, at the Company’s option, to issue and sell its common stock for up to an aggregate of $5 million from time to time during a three-year period through February 24, 2002, subject to certain conditions including a limitation on the number of common shares which could be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz could purchase the common stock from the Company at a discount ranging from 10% to 20% depending on the price of the common stock. In addition to the common stock purchased, Swartz received warrants to purchase an additional 15% of the common stock equal to 110% of the market price as determined during the pricing period, subject to further semi-annual price adjustments if the price of the common stock goes down.

The Company put 780,460, 1,784,640 and 4,449,696 shares of its common stock to Swartz with effective closing dates of November 30, 1999, December 27, 1999 and February 10, 2000. As a result of an increase in the market price and trading volume of the Company’s common stock, the Company completed the $5 million placement of shares with the February 10, 2000 closing. The total number of shares placed with Swartz was 13.9% of the total number of shares outstanding at February 10, 2000 or 7,014,796 common shares at prices ranging from $0.248 to $0.9775. The average price per share paid by Swartz was $0.71 compared to the average closing price during the twenty day pricing periods of $1.34 per share.

An additional 1,052,219 shares of common stock at exercise prices ranging from $0.341 to $0.715 (after reprices) are issuable to Swartz upon the exercise of warrants issued under the investment agreement. None of the warrants had been exercised as of May 31, 2001. See Note 7 for further information on the warrants.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

$30 Million

In May 2000, the Company entered into a second investment agreement with Swartz. The second investment agreement entitles the Company, at the Company’s option, to issue and sell its common stock for up to an aggregate of $30 million from time to time during a three-year period through June 23, 2003, subject to certain conditions including (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares that can be sold to Swartz within a 30 day time period based on the trading volume of the stock, among others. Swartz can purchase the common stock from the Company at a discount. There are currently 13.8 million shares of common stock registered for resale, including 1.8 million shares reserved for the issuance of common stock upon the exercise of warrants that have or may be issued to Swartz under this agreement. If the market price is less than $1.00 per share, the discount is $.10 per share; if the market price is between $1.00 to $2.00 per share, the discount is 10%; and if the market price is $2.00 or greater, the discount is 7%. In addition to the common stock purchased, Swartz will receive warrants to purchase an additional 15% of the common stock equal to 110% of the market price as determined during the pricing period, subject to further semi-annual price adjustments if the price of the common stock goes down. The registration statement went effective on June 23, 2000.

During the current fiscal year, the Company received proceeds of $3,342,197 from the sale of 5,411,320 shares of common stock . In May 2001, the Company issued 588,680 shares of common stock in excess of the required shares under the May 30, 2001 put. These shares are returnable to the Company and thus have not been included as issued or outstanding in the consolidated financial statements. Per the terms of the investment agreement, the Company issued six five-year warrants to purchase 811,698 shares of common stock exercisable initially at prices ranging from $0.65 to $1.09 per share. During the first fiscal quarter of 2002 which will end on August 31, 2001, the Company received proceeds of $676,604 from the sale of 2,588,680 shares of common stock and issued five-year warrants for 388,302 shares of common stock exercisable initially at prices ranging from $0.26 to $0.539 per share. None of the warrants had been exercised as of May 31, 2001. See Note 7 for further information on the warrants.

The total number of shares placed with Swartz under the $30 million investment agreement was 9.4% of the total number of shares outstanding at May 31, 2001 or 5,411,320 common shares at prices ranging from $0.4345 to $1.053. The average price per share paid by Swartz was $0.62 compared to the average closing price during the twenty day pricing periods of $0.81 per share.

The Company’s investment agreements contain certain restrictive covenants, which prohibit the Company, for the term of the investment agreement and for a period of one-year thereafter, from entering into certain transactions. These include the issuing of debt or equity securities in a private transaction which are convertible or exercisable into shares of common stock at a price based on the trading price of the common stock at any time after the initial issuance of such securities or with a fixed conversion or exercise price subject to adjustment; entering into any private equity line type agreement similar to the investment agreement without obtaining Swartz’s prior written approval;

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

and providing Swartz with a right of first refusal to purchase any variable priced securities offered by the Company in any private transaction which closes on or prior to six months after the termination of these investment agreements. See Note 1 for further discussion.

7. Stockholders’ Equity

Warrants

At May 31, 2001, the Company had warrants outstanding to purchase 4,961,463 common shares at exercise prices ranging from $0.25 to $1.12 per share expiring beginning in 2002 through 2006. During fiscal 2001, the Company issued warrants to purchase 836,698 common shares of stock at exercise prices ranging from $0.65 to $1.09 per share. Of this amount, warrants to purchase 811,698 common shares of stock were issued to Swartz related to the $30 million investment agreement and a warrant to purchase 25,000 common shares of stock was issued to the bank related to a $400,000 factoring arrangement. During fiscal 2000, the Company issued warrants to purchase 4,834,009 common shares of stock at exercise prices ranging from $0.25 to $1.12 per share. Of this amount, warrants to purchase 1,052,219 common shares of stock were issued to Swartz related to the $5 million investment agreement and warrants to purchase 3,781,790 common shares of stock were issued to individual and institutional investors related to notes payable.

During fiscal year 2001 and 2000, the Company issued warrants to Swartz to purchase 811,698 and 1,052,219 shares of common stock which are subject to repricings at the six month anniversary of the issuance of the warrant. At each six month anniversary date, the warrants will be repriced to the lesser of the initial exercise price or 110% of the lowest closing bid price of the Company’s common stock for the five trading days ending on such six month anniversary date of the date of issuance. As of May 31, 2001, a warrant to purchase 667,454 common shares of the Company’s stock was repriced at each reset date from $1.265 to $0.715, a warrant to purchase 150,000 common shares of the Company’s stock was repriced at each reset date from $0.9625 to $0.7205, and a warrant to purchase 125,310 common shares of the Company’s stock was repriced at each reset date from $1.562 to $0.715.

During fiscal 2001, individual and institutional investors exercised warrants to purchase 631,416 shares of common stock at exercise prices ranging from $0.25 to $0.32 per share. During fiscal 2000, individual and institutional investors exercised warrants to purchase 2,118,890 shares of common stock at exercise prices ranging from $0.25 to $0.50 per share and one warrant to purchase 100,000 common shares at an exercise price of $1.25 expired unexercised.

1992 Incentive Stock Option Plan (“ISO”)

The Company has an ISO Plan, expiring May 20, 2002, reserving for issuance 750,000 shares of the Company’s common stock. The ISO Plan provides for grants to either full or part time employees, at the discretion of the board of directors, to purchase common stock of the Company at a price not

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the share on the date of grant. Any options granted under the ISO Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder). During the fiscal years ended May 31, 2001 and 2000, the Company granted options to purchase 132,500 and 0 shares of common stock at market value. At May 31, 2001, options to purchase 132,500 shares of common stock were outstanding under the ISO Plan.

1992 Non-Statutory Stock Option Plan(“NSO”)

The Company has an NSO Plan, expiring May 20, 2002, reserving for issuance 750,000 shares of the Company’s common stock. The NSO Plan provides, at the discretion of the board of directors, for grants to either full or part time employees, directors and consultants of the Company to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. Any options granted under the NSO Plan must be exercised within ten years of the date they were granted. During the fiscal years ended May 31, 2001 and 2000, the Company granted options to purchase 100,000 and 0 shares of common stock at market value. At May 31, 2001, options to purchase 135,753 shares of common stock were outstanding under the NSO Plan.

1996 Stock Option Plan

Effective March 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”), which was amended by the Shareholders in December 1997, expiring March 24, 2006, reserving for issuance 4,000,000 shares of the Company’s common stock. The 1996 Plan provides, at the discretion of the board of directors, for grants to either full or part time employees, directors and consultants of the Company to purchase common stock of the Company at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 1996 Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal year ended May 31, 2001, the Company granted options to purchase 1,860,000 shares of common stock at market value. During the fiscal year ended May 31, 2000, the Company granted options to purchase 150,000 shares of stock at market value. At May 31, 2001, options to purchase 2,309,571 shares of common stock were outstanding under the 1996 Plan.

2001 Stock Option Plan

In February 2001, the Company’s board of directors approved the 2001 Stock Option Plan (“2001 Plan”) expiring in February 2010, reserving for issuance 3,000,000 shares of the Company’s common stock. The 2001 Plan is subject to approval by the Company’s shareholders at the next annual meeting of shareholders. Until shareholder approval is obtained, options granted under the 2001 Plan cannot be considered outstanding or measurable. Upon shareholder approval, the excess

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

of the market price of the common stock over the exercise price of any options granted prior to approval, will result in a charge to compensation expense. During the year ended May 31, 2001, the Company granted 650,000 options under the 2001 Plan. The 2001 Plan provides, at the discretion of the board of directors, for grants to either full or part time employees, directors and consultants of the Company to purchase common stock of the Company at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2001 Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder).

Other

During fiscal 2000, the Company repriced stock options to purchase 2,706,000 shares of common stock at exercise prices originally ranging from $.3625 to $2.30. The stock options were repriced at an exercise price of $.32.

Non-cash compensation expense of $3,739,267 was recorded in the fiscal year ended May 31, 2000 as a result of the Company providing employees and directors the option of exercising their stock options using a cashless exercise provision. Generally accepted accounting principles require that such exercises must be recorded using variable accounting which reflects the incremental difference between the exercise price and the market price on the date of exercise as though it were additional compensation. Since no cash was exchanged in the transaction, a like amount was recorded as additional paid-in capital. For the year ended May 31, 2000, $1,588,960 and $2,150,307 have been included in the accompanying financial statements under the captions research and development and selling, general and administrative expenses, respectively.

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used respectively: dividend yield of zero percent for all years; expected volatility of 90 percent; risk-free interest rates of 4.8 to 6.4 percent; and expected lives of 3 to 5 years.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Under the accounting provisions for SFAS No. 123, the Company’s net loss per share would have been increased by the pro forma amounts indicated below:

	2001	2000

As reported

Net loss	$(4,968,903)	$(7,488,708)

Pro forma

Net loss	$(5,348,529)	$(7,492,658)

As reported per share

Basic and diluted loss	$(0.09)	$(0.17)

Pro forma per share

Basic and diluted loss	$(0.10)	$(0.17)

A summary of the status of the Company’s stock option plans and warrants as of May 31, 2001 and 2000 and changes during the years ending on those dates is presented below:

	Options		Warrants

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, June 1, 1999	3,723,444	$0.83	2,141,062	$0.36

Granted	2,856,000	0.32	4,834,009	0.40

Cancelled	(3,516,251)	0.84	(100,000)	1.25

Exercised	(1,631,869)	0.37	(2,118,890)	0.31

Outstanding, May 31, 2000	1,431,324	$0.38	4,756,181	$0.40

Granted	2,092,500	1.16	836,698	0.74

Cancelled	(580,000)	0.72	—	—

Exercised	(366,000)	0.32	(631,416)	0.27

Outstanding, May 31, 2001	2,577,824	$0.92	4,961,463	$0.42

Exercisable, May 31, 2000	851,824	$0.32	4,756,181	$0.40

Exercisable, May 31, 2001	1,200,158	$0.68	4,961,463	$0.42

Weighted average fair value of options and warrants granted during the year ended May 31, 2000		$0.22		$0.68

Weighted average fair value of options and warrants granted during the year ended May 31, 2001		$0.86		$0.44

Included in the above table are certain options for which vesting is contingent based on various future performance measures.

See earlier discussion under “2001 Stock Option Plan.”

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about stock options and warrants outstanding at May 31, 2001:

		Outstanding		Exercisable

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Options

$0.18	35,753	0.57	$0.18	35,753	$0.18

0.32-0.34	606,666	1.91	0.32	520,666	0.32

0.48-1.20	1,160,000	4.41	0.98	405,000	0.81

1.325	682,500	4.00	1.33	235,834	1.33

1.35-1.615	92,905	4.22	1.44	2,905	1.41

$0.18-1.615	2,577,824	3.66	$0.92	1,200,158	$0.68

Warrants

$0.25	2,205,000	1.35	$0.25	2,205,000	$0.25

0.30-0.32	652,168	1.17	0.32	652,168	0.32

0.34-0.44	525,143	2.97	0.37	525,143	0.37

0.59-0.74	1,432,269	3.87	0.71	1,432,269	0.71

0.84-1.12	146,883	3.79	0.91	146,883	0.91

$0.25-1.12	4,961,463	2.30	$0.42	4,961,463	$0.42

8. Net Loss Per Share

SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share (“EPS”). Basic EPS includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings (loss) of an entity. The Company’s net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. During the years ended May 31, 2001 and 2000, common stock options and warrants exercisable into approximately 7,539,287 and 6,187,505 shares of common stock were not included in diluted loss per share as the effect was antidilutive due to the Company recording losses in each of those years.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

9. Income Taxes

As of May 31, 2001, the net deferred tax asset recorded and its approximate tax effect consisted of the following:

Net operating loss carryforwards	$9,309,000

Purchased technology	519,000

Depreciation and amortization	1,982,000

Other, net	179,000

11,989,000

Valuation allowance	11,989,000

Net deferred tax asset	$—

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate is as follows:

May 31,	2001	2000

Federal income tax benefit computed at the Federal statutory rate	$(1,689,000)	$(2,546,000)

State income tax benefit net of Federal benefit	(298,000)	(449,000)

Other- permanent differences	43,000	(265,000)

Exercise of stock options using a cashless exercise provision	—	(1,496,000)

Expiration of state net operating loss carryforwards	81,000	—

Change in valuation allowance	1,863,000	4,756,000

Income tax benefit	$—	$—

As of May 31, 2001, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as management has not determined that it is more likely than not that the deferred tax asset will be realized. No current tax provision was recorded for fiscal 2001 and 2000 due to reported losses. The valuation allowance increased $1,863,000 from the prior year.

At May 31, 2001, the Company has federal net operating loss carryforwards of approximately $24,372,000 that expire through 2021 and are subject to certain limitations under the Internal Revenue Code of 1986, as amended. As such certain federal net operating loss carryforwards may expire unused.

At May 31, 2001, the Company has state net operating loss carryforwards of approximately $17,031,000 that expire through 2007.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

10. Profit-Sharing Plan

Effective July 1, 1993, the Company adopted a savings and profit-sharing plan that allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the Company’s discretion, the Company may match contributions at 20% of the employee’s contribution up to 6% of the employee’s salary. The Company contributions are vested 20% per year beginning with the first year of service. The Company made no matching contribution in fiscal 2001 or 2000.

11. Contingencies

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

A former employee has filed a claim in arbitration seeking the right to exercise terminated options. Management believes that the claim has no merit and will have no impact on the financial position or cash flows of the Company.

12. Commitments and Lease Obligations

The Company is obligated under employment contracts with certain key employees to pay severance upon termination under certain defined conditions.

Effective August 6, 2001, the Company relieved the former CEO of his duties as Chairman, President and Chief Executive Officer. In accordance with his employment agreement, the Company may be obligated to pay him between $0 and $368,000 as severance pay.

The Company granted a lien and security interest in substantially all of its assets to the bank under the accounts receivable factoring line.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

The Company has a non-cancellable operating lease for its office and manufacturing facilities located in San Diego, California.

Future minimum lease payments required under the operating lease are as follows:

Years ending May 31,

2002	$113,740

2003	123,046

2004	129,250

2005	135,454

2006	141,658

Total minimum lease payments	$643,148

Rent expense for fiscal 2001 and 2000 was $149,494 and $105,964, respectively.

13. Segment Information

Export Sales

The Company is engaged in one business segment, the development and marketing of high technology computer and telecommunication products. The Company plans on selling the telecommunications line. However, there can be no assurance that a buyer will be found. During the fiscal years ended May 31, 2001 and 2000, the Company’s product sales of high technology computer products were $50,511 and $38,088 and telecommunication products were $286,173 and $515,093.

For the purpose of allocating revenues by geographic location, the Company uses the physical location of its customers as its basis. During the fiscal years ended May 31, 2001 and 2000, the Company’s sales by geographic location consisted of the following:

	2001	2000

Domestic sales	$253,000	$469,000

Foreign sales:

Europe	19,000	136,000

North America	40,000	64,000

Asia	25,000	47,000

Other	—	1,000

Total foreign sales	84,000	248,000

Total net sales	$337,000	$717,000

The Company has no foreign assets.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Sales to Major Customers

During the fiscal years ended May 31, 2001 and 2000, revenues from significant customers consisted of the following:

	2001		2000

Customer	Sales	Percent	Sales	Percent

A	$88,000	26.1%	$—	—

B	41,000	12.2%	—	—

C	40,000	11.9%	—	—

D	—	—	138,000	19.2%

E	—	—	137,000	19.1%

F	—	—	127,000	17.8%

14. Related Party Transactions

During fiscal year 2001, the Company contracted with a company, which was owned by a related party to the President, Chairman and CEO, for web site development, marketing support and other various services. The Company paid $139,253 to the related party for these services. Additionally, included in accounts payable at May 31, 2001 is $21,550 due to the related party. No such related party transactions occurred during fiscal year 2000.

Subsequent to year end, the Company elected a member of Swartz Institutional Finance to the Board of Directors.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 27, 2001		PATRIOT SCIENTIFIC CORPORATION

	By:	/s/ LOWELL W. GIFFHORN

Lowell W. Giffhorn
President, Executive Vice President and Chief Financial Officer, and Director (1)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD BERNIER Donald Bernier	Chairman, Chief Executive Officer and Director (1)	August 27, 2001

/s/ LOWELL W. GIFFHORN Lowell W. Giffhorn	President, Executive Vice President and Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director (1)	August 27, 2001

/s/ DAVID POHL David Pohl	Vice President of Administration, Secretary and Director	August 27, 2001

Frederick G. Thiel	Director

/s/ HELMUT FALK JR. Helmut Falk Jr.	Director	August 27, 2001

/s/ CARLTON JOHNSON Carlton Johnson	Director	August 27, 2001

/s/ MIKLOS B. KORODI Miklos B. Korodi	President, Vice President of Sales and Marketing (1)	August 27, 2001

/s/ SERGE J. MILLER Serge J. Miller	President, Vice President of Engineering (1)	August 27, 2001

(1)	In August 2001, the Board of Directors appointed Donald Bernier as Chairman of the Board and Chief Executive Officer and appointed Mr. Giffhorn, Mr. Korodi and Mr. Miller to serve jointly as the President.

Exhibit Index

Exh. No.	Document	No.

2.0	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1	Agreement to Exchange Technology for Stock in Patriot Scientific Corporation, incorporated by reference to Exhibit 2.1 to Form 8-K dated August 10, 1989	(1)

2.2	Assets Purchase Agreement and Plan of Reorganization dated June 22, 1994, among the Company, nanoTronics Corporation and Helmut Falk, incorporated by reference to Exhibit 10.4 to Form 8-K dated July 6, 1994	(1)

2.2.1	Amendment to Development Agreement dated April 23, 1996 between the Company and Sierra Systems, incorporated by reference to Exhibit 2.2.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 dated April 29, 1996	(1)

2.3	Form of Exchange Offer dated December 4, 1996 between the Company and certain shareholders of Metacomp, Inc. incorporated by reference to Exhibit 2.3 to Form 8-K dated January 9, 1997	(1)

2.4	Letter of Transmittal to Accompany Shares of Common Stock of Metacomp, Inc. Tendered Pursuant to the Exchange Offer Dated December 4, 1996 incorporated by reference to Exhibit 2.4 to Form 8-K dated January 9, 1997	(1)

3.0	Articles and Bylaws.

3.1	Original Articles of Incorporation of the Company’s predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, file no. 33-23143-FW	(1)

3.2	Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18, File No. 33-23143-FW	(1)

3.3	Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 24, 1992, incorporated by reference to Exhibit 3.1 to Form 8-K dated May 12, 1992	(1)

3.3.1	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to Form 10-KSB for the fiscal year ended May 31, 1995	(1)

3.3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on June 19, 1997, incorporated by reference to Exhibit 3.3.2 to Form 10-KSB for the fiscal year ended May 31, 1997	(1)

Exh. No.	Document	No.

3.3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 28, 2000, incorporated by reference to Exhibit 3.3.3 to Registration Statement on Form S-3 dated May 5, 2000	(1)

3.4	Articles and Certificate of Merger of Patriot Financial Corporation into the Company dated May 1, 1992, with Agreement and Plan of Merger attached thereto as Exhibit A, incorporated by reference to Exhibit 3.2 to Form 8-K dated May 12, 1992	(1)

3.5	Certificate of Merger issued by the Delaware Secretary of State on May 8, 1992, incorporated by reference to Exhibit 3.3 to Form 8-K dated May 12, 1992	(1)

3.6	Certificate of Merger issued by the Colorado Secretary of State on May 12, 1992, incorporated by reference to Exhibit 3.4 to Form 8-K dated May 12, 1992	(1)

3.7	Bylaws of the Company, incorporated by reference to Exhibit 3.5 to Form 8-K dated May 12, 1992	(1)

4.0	Instruments Establishing Rights of Security Holders.

4.1	Specimen common stock certificate, incorporated by reference to Exhibit 4.1 Form 8-K dated May 12, 1992	(1)

4.2	Form of Stock Purchase Warrant (Labway Corporation) dated February 29, 1996, exercisable to purchase 253,166 common shares at $1.58 per share until August 31, 1996, granted to investors in connection with an offering of securities made in reliance upon Regulation S, incorporated by reference to Exhibit 4.2 to Form 10-QSB for fiscal quarter ended 2/29/96	(1)

4.3	Form of 6% Convertible Subordinated Promissory Note due September 30, 1998 aggregating $1,500,000 to six investors incorporated by reference to Exhibit 4.3 to Form 10-QSB for fiscal quarter ended August 31, 1996	(1)

4.4	Form of 5% Convertible Term Debenture (CC Investments, LDC) due June 2, 1999 aggregating $2,000,000 to two investors incorporated by reference to Exhibit 4.4 to Form 8-K dated June 16, 1997	(1)

4.5	Form of Stock Purchase Warrant (CC Investments, LDC) dated June 2, 1997 exercisable to purchase an aggregate of 400,000 common shares at $1.69125 per share until June 2, 2002, granted to two investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to Exhibit 4.5 to Form 8-K dated June 16, 1997	(1)

4.6	Registration Rights Agreement dated June 2, 1997 by and among the Company and CC Investments, LDC and the Matthew Fund, N.V. related to the registration of the common stock related to Exhibits 4.4 and 4.5 incorporated by reference to Exhibit 4.6 to Form 8-K dated June 16, 1997	(1)

4.7	Form of Warrant to Purchase Common Stock (Swartz Family

Exh. No.	Document	No.

	Partnership, L.P.) dated June 2, 1997 exercisable to purchase an aggregate of 211,733 common shares at $1.69125 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to Exhibit 4.7 to Form 8-K dated June 16, 1997	(1)

4.8	Registration Rights Agreement dated June 2, 1997 by and among the Company and Swartz Investments, LLC related to the registration of the common stock related to Exhibit 4.7 incorporated by reference to Exhibit 4.8 to Form 8-K dated June 16, 1997	(1)

4.9	Form of 5% Convertible Term Debenture (CC Investments, LDC) due June 2, 1999 aggregating $1,000,000 to two investors incorporated by reference to Exhibit 4.9 to Form 10-KSB for the year ended May 31, 1998	(1)

4.10	Form of Stock Purchase Warrant (CC Investments, LDC) dated November 24, 1997 exercisable to purchase an aggregate of 200,000 common shares at $1.50 per share until June 2, 2002, granted to two investors in connection with the offering of securities in Exhibit 4.9 incorporated by reference to Exhibit 4.10 to Form 10-KSB for the year ended May 31, 1998	(1)

4.11	Form of Warrant to Purchase Common Stock (Swartz Family Partnership, L.P.) dated November 24, 1997 exercisable to purchase an aggregate of 105,867 common shares at $1.50 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities in Exhibit 4.9 incorporated by reference to Exhibit 4.11 to Form 10-KSB for the year ended May 31, 1998	(1)

4.12	Form of Warrant to Purchase Common Stock (Investor Communications Group, Inc.) dated June 16, 1997 exercisable to purchase an aggregate of 130,000 common shares at prices ranging from $2.50 to $7.50 per share until June 15, 1999 incorporated by reference to Exhibit 4.12 to Form 10-KSB for the year ended May 31, 1998	(1)

4.13	Warrant to Purchase Common Stock issued to Spellcaster Telecommunications, Inc. dated April 28, 1998 exercisable to purchase an aggregate of 100,000 common shares at $1.25 per share until April 28, 2000 incorporated by reference to Exhibit 4.13 to Form 10-KSB for the year ended May 31, 1998	(1)

4.14	Investment agreement dated February 24, 1999 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $5,000,000 Incorporated by reference to Exhibit 4.14 to Form 10-QSB/A for the fiscal quarter Ended November 30, 1998	(1)

4.15	Registration Rights Agreement dated February 24, 1999 by and between the Company and Swartz Private Equity, LLC related to the registration of the common Stock related to Exhibit 4.14 incorporated by reference to Exhibit 4.15 to Form 10- QSB/A for the fiscal quarter ended November 30, 1998	(1)

4.16	Form of Warrant to Purchase Common Stock (Swartz Private Equity, LLC) dated February 24, 1999 exercisable to purchase common shares in connection with the Offering of securities in Exhibit 4.14 incorporated by reference to Exhibit 4.16 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998	(1)

4.17	Amended and Restated Investment Agreement dated July 12, 1999 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $5,000,000 incorporated by reference to Exhibit 4.17 to Pre-Effective Amendment

Exh. No.	Document	No.

	No. 2 to Registration Statement on Form SB-2 dated July 14, 1999	(1)

4.18	Investment Agreement dated April 28, 2000 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $30,000,000 incorporated by reference to Exhibit 4.18 to Registration Statement on Form S-3 dated May 5, 2000	(1)

4.19	2001 Stock Option Plan of the Company dated February 21, 2001 incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-8 dated March 26, 2001	(1)

10.0	Material Contracts.

10.1	1992 Incentive Stock Option Plan of the Company, incorporated by reference to Exhibit 10.1 to Form 8-K dated May 12, 1992	(1)

10.1.1	Amendment to 1992 Incentive Stock Option Plan dated January 11, 1995, incorporated by reference to Exhibit 10.1.1 to Form S-8 dated July 17, 1996	(1)

10.2	1992 Non-Statutory Stock Option Plan of the Company, incorporated by reference to Exhibit 10.2 to Form 8-K dated May 12, 1992	(1)

10.2.1	Amendment to 1992 Non-Statutory Stock Option Plan dated January 11, 1995 incorporated by reference to Exhibit 10.2.1 to Form 10-KSB for fiscal year ended May 31, 1996	(1)

10.3	Lease Agreement between the Company’s subsidiary Metacomp, Inc. and Clar-O-Wood Partnership, a California limited partnership dated April 11, 1991 as amended November 11, 1992 and November 2, 1995, incorporated by reference to Exhibit 10.3 to Form 10-KSB for the fiscal year ended May 31, 1997	(1)

10.4	Stock Purchase Agreement dated November 29 and 30, 1995, between the Company and SEA, Ltd., incorporated by reference to Exhibit 10.4 to Form 8-K dated December 11, 1995	(1)

10.4.1	Letter Amendment to Stock Purchase Agreement dated February 21, 1996, between the Company and SEA, Ltd., incorporated by reference to Exhibit 10.4.1 to Form 10-QSB for fiscal quarter ended 2/29/96	(1)

10.5	1995 Employee Stock Compensation Plan of the Company, incorporated by reference to Exhibit 10.5 to Form 10-QSB for fiscal quarter ended 11/30/95	(1)

10.6	Letter Stock and Warrant Agreement dated January 10, 1996 between the Company and Robert E. Crawford, Jr., incorporated by reference to Exhibit 10.6 to Form 10-QSB for fiscal quarter ended 2/29/96	(1)

10.7	Non-Exclusive Manufacturing and Line of Credit Agreement dated February 28, 1996, between the Company and Labway Corporation, incorporated by reference to Exhibit 10.7 to Form 10-QSB for fiscal quarter ended 2/29/96	(1)

Exh. No.	Document	No.

10.8	Distribution and Representation Agreement dated February 28, 1996, between the Company and Innoware, Inc., incorporated by reference to Form 10-QSB for fiscal quarter ended 2/29/96	(1)

10.9	Employment Agreement dated November 20, 1995 between the Company and Elwood G. Norris, incorporated by reference to Exhibit 10.9 to Registration Statement on Form SB-2 dated March 18, 1996	(1)

10.9.1	First Amendment to Employment Agreement dated May 17, 1996 between the Company and Elwood G. Norris, incorporated by reference to Exhibit 10.9.1 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated May 23, 1996	(1)

10.10	Employment Agreement dated November 20, 1995 between the Company and Robert Putnam, incorporated by reference to Exhibit 10.10 to Registration Statement on Form SB-2 dated March 18, 1996	(1)

10.11	Sales Contractual Agreement dated March 19, 1996 between the Company and Evolve Software, Inc., incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 dated April 29, 1996	(1)

10.11.1	Two Year Stock Purchase Warrant dated March 19, 1996 Granted to Evolve Software, Inc. Providing for the Purchase of up to 50,000 Common Shares at $2.85, incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 dated April 29, 1996	(1)

10.12	Employment Agreement dated as of May 8, 1996 between the Company and Michael A. Carenzo, including Schedule A — Stock Option Agreement, incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated May 23, 1996	(1)

10.12.1	First Amendment to Employment Agreement dated May 8, 1996 between the Company and Michael A. Carenzo dated September 23, 1996, incorporated by reference to Exhibit 10.12.1 to Form 10-KSB for the fiscal year ended May 31, 1997	(1)

10.13	1996 Stock Option Plan of the Company dated March 25, 1996 and approved by the Shareholders on May 17, 1996, incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated May 23, 1996	(1)

10.14	Sales Contractual Agreement dated June 20, 1996 between the Company and Compunetics Incorporated incorporated by reference to Exhibit 10.14 to Form 10-KSB for fiscal year ended May 31, 1996	(1)

10.15	Sales Contractual Agreement dated July 31, 1996 between the Company and Premier Technical Sales, Inc. incorporated by reference to Exhibit 10.15 to Form 10-KSB for fiscal year ended May 31, 1996	(1)

10.16	Employment Agreement dated January 1, 1997 between the Company and Norman J. Dawson, incorporated by reference to Exhibit 10.16 to Form 10-KSB for the fiscal year ended May 31, 1997	(1)

10.17	Employment Agreement dated January 1, 1997 between the

Exh. No.	Document	No.

	Company and Jayanta K. Maitra, incorporated by reference to Exhibit 10.17 to Form 10-KSB for the fiscal year ended May 31, 1997	(1)

10.18	Technology License and Distribution Agreement dated June 23, 1997 between the Company and Sun Microsystems, Inc. , incorporated by reference to Exhibit 10.18 to Form 10-KSB for the fiscal year ended May 31, 1997	(1)

10.19	Employment Agreement dated March 23, 1998 between the Company and James Lunney incorporated by reference to Exhibit 10.21 to Form 10-KSB for the fiscal year ended May 31, 1998	(1)

10.20	Employment Agreement dated July 28, 1997 between the Company and Philip Morettini incorporated by reference to Exhibit 10.21 to Form 10-KSB for the fiscal year ended May 31, 1998	(1)

10.21	Employment Agreement dated July 23, 1998 between the Company and Lowell W. Giffhorn incorporated by reference to Exhibit 10.21 to Form 10-KSB for the fiscal year ended May 31, 1998	(1)

10.22	Secured Promissory Note dated June 12, 2000 between the Company and James T. Lunney incorporated by reference to Exhibit 10.22 to Form 10-KSB for the fiscal year ended May 31, 2000	(1)

10.23	Purchase Agreement dated June 29, 2000 between the Company and 4S 37/38, LLC incorporated by reference to Exhibit 10.23 to Form 10-KSB for the fiscal year ended May 31, 2000	(1)

10.24	Employment Agreement dated October 2, 2000 between the Company and Miklos B. Korodi incorporated by reference to Exhibit 10.24 to Form 10-QSB for the fiscal quarter ended November 30, 2000	(1)

10.25	Employment Agreement dated December 1, 2000 between the Company and Richard G. Blum incorporated by reference to Exhibit 10.25 to Form 10-QSB for the fiscal quarter ended November 30, 2000	(1)

10.26	Employment Agreement dated January 29, 2001 between the Company and Serge J. Miller	(2)

10.27	Lease Agreement dated February 23, 2001 between Arden Realty Finance IV, LLC and the Company	(2)

10.28	Employment Agreement dated January 1, 2001 between the Company and David H. Pohl	(2)

10.29	Employment Agreement dated April 26, 2001 between the Company and David H. Pohl	(2)

23.0	Consents of Experts and Counsel

23.1	Consent of BDO Seidman, LLP	(2)

99.0	Additional Exhibits.

99.1	Form of ISO Plan Option (Gaspar) dated May 29, 1992, incorporated by reference to Exhibit 28.2 to registration statement on Form SB-2, file no. 33-57858	(1)

Exh. No.	Document	No.

99.2	Form of NSO Plan Option (Berlin) dated May 29, 1992, incorporated by reference to Exhibit 28.3 to registration statement on Form SB-2, file no. 33-57858	(1)

99.3	Form of Incentive Stock Option Agreement to the Company’s 1996 Stock Option Plan (individual agreements differ as to number of shares, dates, prices and vesting), incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated May 23, 1996	(1)

99.4	Form of NonQualified Stock Option Agreement to the Company’s 1996 Stock Option Plan (individual agreement differ as to number of shares, date, prices and vesting), incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated May 23, 1996	(1)

99.5	Press Release of the Company dated November 4, 1996 incorporated by reference to Exhibit 99.5 to Form 8-K dated January 9, 1997	(1)

99.6	Form of Incentive Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.6 to registration statement on Form S-8 filed March 26, 2001	(1)

99.7	Form of Non-Qualified Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.7 to registration statement on Form S-8 filed March 26, 2001	(1)

	(1) Previously filed in indicated registration statement or report.

	(2) Exhibit filed herewith this Annual Report on Form 10-KSB for the fiscal year ended May 31, 2001