Form 10-Q
period 2001-08-31
PATRIOT SCIENTIFIC CORP
filed 2001-10-22
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended August 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number 0-22182

PATRIOT SCIENTIFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-1070278

(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

10989 Via Frontera, San Diego, California 92127

(Address of principal executive offices, ZIP Code)

(858) 674-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value	61,865,757

(Class)	(Outstanding at October 16, 2001)

PATRIOT SCIENTIFIC CORPORATION
INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of August 31, 2001 (unaudited) and May 31, 2001	3

Consolidated Statements of Operations for the three months ended August 31, 2001 and 2000 (unaudited)	4

Consolidated Statements of Cash Flows for the three months ended August 31, 2001 and 2000 (unaudited)	5

Notes to Unaudited Consolidated Financial Statements	6-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-22

Item 3. Quantitative and Qualitative Disclosure About Market Risk	22

PART II. OTHER INFORMATION	22

Item 1. Legal Proceedings	22
Item 2. Changes in Securities	*
Item 3. Defaults upon Senior Securities	*
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	*
Item 6. Exhibits and Reports on Form 8-K	23

SIGNATURES	23

* No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

PATRIOT SCIENTIFIC CORPORATION
CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2001	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,083	$464,350
Accounts receivable, net of allowance of $59,000 and $54,000 for uncollectible accounts	298,156	188,982
Inventories (Note 4)	151,462	223,393
Prepaid expenses	115,298	73,185

Total current assets	594,999	949,910
Property and equipment, net	392,090	423,528
Other assets, net	13,541	16,667
Patents and trademarks, net	137,890	153,588

	$1,138,520	$1,543,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$217,661	$434,838
Accrued liabilities	168,078	186,467

Total current liabilities	385,739	621,305
Commitments (Notes 5, 6, 8 and 9)
Stockholders’ equity (Notes 5, 6 and 7):
Preferred stock, $.00001 par value; 5,000,000 shares authorized: none outstanding	—	—
Common stock, $.00001 par value; 100,000,000 shares authorized; issued and outstanding 60,365,757 and 57,535,411	604	575
Common stock to be issued (Note 5)	100,000	—
Additional paid-in capital	38,097,837	37,320,503
Accumulated deficit	(37,365,660)	(36,318,690)
Note receivable (Note 7)	(80,000)	(80,000)

Total stockholders’ equity	752,781	922,388

	$1,138,520	$1,543,693

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

Patriot Scientific Corporation
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended

	August 31,	August 31,
	2001	2000

Net sales	$314,500	$119,101
Cost of sales	204,169	134,206

Gross profit (loss)	110,331	(15,105)
Operating expenses:
Research and development	495,808	554,862
Selling, general and administrative	653,740	330,445

	1,149,548	885,307

Operating loss	(1,039,217)	(900,412)

Other income (expenses):
Interest income	305	14,619
Interest expense	(8,058)	(747)

	(7,753)	13,872

Net loss	$(1,046,970)	$(886,540)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding during the period (Note 1)	58,743,825	51,260,601

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended

	August 31,	August 31,
	2001	2000

Increase (Decrease) in Cash and Cash Equivalents
Operating activities:
Net loss	$(1,046,970)	$(886,540)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	60,107	57,133
Provision for doubtful accounts	5,000	—
Changes in:
Accounts receivable	(262,290)	(45,992)
Inventories	71,931	(146,508)
Prepaid and other assets	(15,187)	(95,815)
Accounts payable and accrued expenses	(235,566)	(243,008)

Net cash used in operating activities	(1,422,975)	(1,360,730)

Investing activities:
Note receivable (Note 7)	—	(80,000)
Purchase of property and equipment	(9,845)	(46,282)

Net cash used in investing activities	(9,845)	(126,282)

Financing activities:
Proceeds from the issuance of common stock	776,604	—
Proceeds from sales of accounts receivable	148,116	—
Proceeds from exercise of common stock warrants and options	73,833	64,395

Net cash provided by financing activities	998,553	64,395

Net decrease in cash and cash equivalents	(434,267)	(1,422,617)
Cash and cash equivalents, beginning of period	464,350	2,100,242

Cash and cash equivalents, end of period	$30,083	$677,625

Supplemental Disclosure of Cash Flow Information:
Warrants issued for prepaid services	$37,500	$—
Cancellation of options issued for prepaid services	10,574	—

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of Patriot Scientific Corporation (“Patriot”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles. These statements should be read in conjunction with our audited financial statements and notes thereto for the year ended May 31, 2001.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month period are not necessarily indicative of the results that may be expected for the year.

Loss Per Share

We follow Standard of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under SFAS No. 128, basic loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding. Diluted loss per share is calculated as net loss divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. Common stock options and warrants of 7,785,923 and 6,854,399 for the three months ended August 31, 2001 and 2000, respectively, were not included in diluted loss per share for the periods as the effect was antidilutive due to our recording losses in each of those periods. As discussed in Notes 5 and 8, we issued 1,125,000 warrants subsequent to August 31, 2001.

Sale of Accounts Receivable

We follow SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a replacement of SFAS No. 125. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A factoring line we have established with a bank enables us to sell selected accounts receivable invoices to the bank with full recourse against us. These transactions qualify for a sale of assets since (1) we have transferred all of our rights, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) we have no effective control over the selected accounts receivable invoices since we may not redeem the invoices sold previous to the invoices being greater than 90 days past due. Under SFAS No.140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During the first three months of fiscal 2002, we sold $185,145 of our accounts receivable to a bank under a factoring agreement for $148,116. Pursuant to the provisions of SFAS No. 140, we reflected the transactions as sales of assets and established a receivable from the bank for the retained amount less the costs of the transactions and less any anticipated future loss in the value of the retained asset. The retained amount was equal to 20% of the total accounts receivable invoices sold to the bank less 1% of the total invoices as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset was based on the payment history of the accounts receivable customer. We collected the entire retained amount in September 2001, and there was no allowance for future losses. As of August 31, 2001, the retained balance equaled $14,468 and $331,000 was available for future factoring of accounts receivable invoices.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Accounts Receivable

Our accounts receivable includes a past due amount of $65,606, net of an allowance of $20,000, due from one customer. We have initiated a collection lawsuit for the outstanding amount. We believe that we will prevail in collection of the entire amount due.

Reclassifications

Certain items in the unaudited August 31, 2000 financial statements have been reclassified to conform to the current presentation.

2.      RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 was effective for us on June 1, 2001. The adoption of this statement had no material impact on our financial statements.

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

3.      MANAGEMENT’S PLAN

Our consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our obtaining sufficient financing to sustain our operations. We incurred a net loss of $4,968,903 and $7,488,708 and negative cash flow from operations of $4,839,180 and $3,483,050 in the years ended May 31, 2001 and 2000, respectively. At August 31, 2001, we had working capital of $209,260 and cash and cash equivalents of $30,083. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $434,267 during the current fiscal quarter.

We estimate our current cash requirements to sustain our operations for the next twelve months through August 2002 to be $3.5 million. Since we are attempting to sell the communications product line, we are assuming that there will be no communications product revenue beyond what was recognized during our first fiscal quarter of 2002 that ended on August 31, 2001. In addition to limitations based on trading volume and market price of the common stock, our ability to obtain equity financing under the $30 million equity line of credit is dependent on our having registered an adequate number of shares to sell to Swartz. As of September 30, 2001, we have only 2,500,000 registered shares remaining to sell to Swartz under the registration statement that became effective in June 2000. At the current market price and assuming adequate market volume, in December 2001 we estimate we will run out of registered shares related to the registration statement that went effective in June 2000. We have, therefore, negotiated with Swartz a new $25 million equity line of credit with terms and language that we believe is acceptable to the Securities and Exchange Commission (“SEC”). We believe that the registration statement will become effective in time to continue funding under the $25 million equity line of credit without any interruptions. The terms of the $25 million equity line of credit, including limitations on the amount of shares that can be sold to Swartz based on the trading volume and market price of the common stock are similar to the previous $30 million equity line of credit. Based on the current price and the trading volume of our common stock, there would be $250,000 available under the $30 million equity line of credit which would not be sufficient to meet our cash requirements. On September 24, 2001, we entered into an amendment agreement with Swartz whereby Swartz was able to advance us $215,000 previous to the close of the next put. Also, based on the current price and the trading volume of our common stock, we estimate there will be $320,000 available through August 31, 2002 under the $25 million equity line of credit assuming the registration statement is effective in December 2001. In order to meet our cash requirements, we may need to receive additional advances from Swartz, secure short-term debt, private placement debt and/or equity financings with individual or institutional investors. In addition, we have formulated a cost reduction plan which can be initiated to reduce our cash requirements, if necessary. Based on the above assumptions, we expect that the $3.5 million requirement will be provided by current working capital of $209,260; available funds under the $30 million and $25 million equity lines of credit estimated to be $570,000, as discussed above and below, $215,000 of which was funded during September, 2001; proceeds from the exercise of outstanding stock options and warrants; and additional debt and/or equity financings. In addition, we have formulated a cost reduction plan which can be implemented if the required funds are not obtainable. We also have remaining a $400,000 accounts receivable factoring agreement with our bank.

We anticipate that we may require additional equipment, fabrication, components and supplies during the next twelve months to continue development of our technologies. Product introductions such as those currently underway for the Ignite I and JUICEtechnology may require significant inventory, product launch, marketing personnel and other expenditures that cannot be currently estimated. Further, if expanded development is commenced or new generations of microprocessors are accelerated beyond their current plans, additional expenditures we cannot currently estimate, may be required. It is possible therefore, that higher levels of expenditures may be required than we currently contemplate resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise. In addition, in February 2001, we entered into a five year extension on our building lease.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Based on our current plan and assumptions, we anticipate that we will be able to meet our cash requirements for the next twelve months. However, if we are not able to meet our current plan, there can be no assurance that any funds required during the next twelve months or thereafter can be generated from sales of common stock under the existing $30 million or the new $25 million equity line of credit or that we will be able to secure additional debt or equity financing. The lack of additional capital could force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. As such, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

4.      INVENTORIES

Inventories are stated at cost (determined primarily by the weighted average cost method which approximates cost on a first-in, first-out basis) not in excess of market value.

Inventories at August 31, 2001 and May 31, 2001, consisted of the following:

	August 31, 2001	May 31, 2001

	(unaudited)
Component parts	$304,377	$343,430
Work in process	—	20,000
Finished goods	109,085	121,963

	413,462	485,393
Reserve for obsolescence	(262,000)	(262,000)

	$151,462	$223,393

5.      INVESTMENT AGREEMENT

In May 2000, we entered into an investment agreement with Swartz Private Equity LLC (“Swartz”). The investment agreement entitles us , at our option, to issue and sell our common stock for up to an aggregate of $30 million from time to time during a three-year period through June 23, 2003, subject to certain conditions including among other items (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares that can be sold to Swartz within a 30 day time period based on the trading volume of the stock. Swartz can purchase the common stock from us at a discount. If the market price is less than $1.00 per share, the discount is $.10 per share; if the market price is between $1.00 to $1.99 per share, the discount is 10%; and if the market price is $2.00 or greater, the discount is 7%. In addition to the common stock purchased, Swartz will receive warrants to purchase an additional 15% of the common stock equal to 110% of the market price as determined during the pricing period, subject to further semi-annual price adjustments if the price of our common stock goes down.

The registration statement went effective on June 23, 2000. Since the inception of the agreement through August 31, 2001, we received proceeds of $4,118,801 from the sale of 8,000,000 shares of common stock . Included in the total proceeds is $100,000 that Swartz advanced to us that was applied to a put that closed after August 31, 2001. Per the terms of the investment agreement, through August 31, 2001, we issued eight five-year warrants for 1,200,000 shares of common stock exercisable initially at prices ranging from $0.26 to $1.562. See Note 6 for further information on the warrants.

Subsequent to August 31, 2001, we received additional proceeds of $35,000 from Swartz and issued 1,500,000 shares of common stock and 225,000 warrants exercisable initially at $0.297 per share for the put that closed after August 31, 2001.

On September 24, 2001, we entered into an amended agreement with Swartz whereby Swartz is able to advance us multiple funds previous to the close of the next put. The amendment extended the time of the put beyond twenty days

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

and redefined the price of the put to be the lesser of the factor of (a) the volume weighted average price per share, as defined by Bloomberg L.P., for each day of the put multiplied by .70 or (b) the volume weighted average price per share minus $0.05 multiplied by 20% of the acceptable daily volume as defined in the waiver. If the number of shares necessary to support the advances turns out to be greater than the number of registered shares remaining under the $30 million equity line of credit, then the excess shares will be issued to Swartz as restricted shares subject to “piggyback” registration rights. In addition, the waiver included the issuance of additional purchase warrant shares to be equal to the number of shares issued. If the number of purchase warrant shares turns out to be greater than the number of registered shares related to warrants remaining under the $30 million equity line of credit, then the excess purchase warrant shares will be issued to Swartz as restricted shares subject to “piggyback’ registration rights. As of October 18, 2001, we have received $315,000 as advances against this put.

6.      STOCKHOLDERS’ EQUITY

The following table summarizes equity transactions during the three months ended August 31, 2001:

	Common
	Shares	Dollars

Balance June 1, 2001	57,535,411	$37,321,078
Warrants issued for services	—	37,500
Cancellation of options issued for prepaid services	—	(10,574)
Issuance of common stock	2,588,680	676,604
Advance against put in process at August 31, 2001 (Note 5)	—	100,000
Exercise of common stock warrants and options	241,666	73,833

Balance August 31, 2001	60,365,757	$38,198,441

At August 31, 2001, we had 132,500 options outstanding pursuant to our 1992 ISO Stock Option Plan exercisable at $1.325 per share expiring in 2005; 135,753 options outstanding pursuant to our 1992 NSO Stock Option Plan exercisable at a range of $0.18 to $1.325 per share expiring beginning in 2001 through 2005; 2,067,905 options outstanding pursuant to our 1996 Stock Option Plan exercisable at a range of $0.32 to $1.41 per share expiring beginning in 2001 through 2005; and 650,000 options outstanding pursuant to our 2001 Stock Option Plan, subject to shareholder approval, exercisable at a range of $0.60 to $0.70 per share expiring in 2006.

Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

The 2001 Stock Option Plan was approved by our shareholders at our annual meeting on October 11, 2001. The market price of our stock on October 11, 2001, the measurement date, was $0.17. As the exercise prices of the grants under the 2001 Stock Option Plan exceeded the market value of our stock, there will be no compensation recorded for the grants.

At August 31, 2001, we had warrants outstanding exercisable into 5,449,765 common shares at exercise prices ranging from $0.25 to $1.12 per share expiring beginning in 2002 through 2006. During fiscal year 2001 and the three months ended August 31, 2001, we issued warrants to purchase 538,302 shares of common stock of which 388,302 shares of common stock are subject to repricings at the six month anniversary of the issuance of the warrant. At each anniversary date the warrants will be repriced to the lesser of the initial exercise price or 110% of the lowest closing bid price of our common stock for the five trading days ending on such six month anniversary date of the date of issuance. As of August 31, 2001, warrants to purchase 966,347 shares of common stock with initial exercise prices ranging from $0.96 to $1.56 have been repriced to exercise prices ranging from $0.35 to $0.72.

See Notes 5 and 8 for discussion of warrants issued subsequent to August 31, 2001.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

7.      NOTE RECEIVABLE

In June 2000, we entered into a three-year, $80,000 Secured Promissory Note Receivable with an individual who was, at the time of the issuance of the note, an executive officer of Patriot. On September 25, 2000, he requested and was relieved of his duties as an executive officer and director of Patriot. The note bears interest at the rate of 6% per annum with interest payments due semi-annually and the principal due at the maturity of the note. The individual pledged 100,000 shares of our common stock that he held on the date of issuance as security for this note.

8.      $25 MILLION EQUITY LINE OF CREDIT AGREEMENT

Overview. On September 17, 2001, we entered into an investment agreement with Swartz. The investment agreement entitles us to issue and sell our common stock to Swartz for up to an aggregate of $25 million from time to time during a three-year period following the effective date of the registration statement. This is also referred to as a put right. We filed a registration statement on Form S-1 on October 11, 2001.

Put Rights. In order to invoke a put right, we must have an effective registration statement on file with the SEC registering the resale of the common shares which may be issued as a consequence of the invocation of that put right. Additionally, we must give at least ten but not more than twenty business days advance notice to Swartz of the date on which we intend to exercise a particular put right, and we must indicate the number of shares of common stock we intend to sell to Swartz. At our option, we may also designate a maximum dollar amount of common stock (not to exceed $3 million) which we will sell to Swartz during the put and/or a minimum purchase price per common share at which Swartz may purchase shares during the put. The number of common shares sold to Swartz may not exceed 20% of the aggregate daily reported trading volume during each of two consecutive ten business day periods beginning on the business day immediately following the day we invoke the put right.

The price Swartz will pay for each share of common stock sold in a put is equal to the lesser of (i) the market price for each of the two consecutive ten business day periods beginning on the business day immediately following the day we invoke the put right minus $0.10, or (ii) X% of the market price for each of the two ten day periods, where, X is equal to 90% if the market price is below $2.00 and 93% if market price is equal to or greater than $2.00. Market price is defined as the lowest closing bid price for the common stock during each of the two consecutive ten business day periods. However, the purchase price may not be less than the designated minimum per share price, if any, that we indicate in our notice.

Warrants. We issued to Swartz a commitment warrant to purchase up to 900,000 shares of our common stock concurrent with the execution of the investment agreement. This warrant is exercisable through September 17, 2006 at an initial exercise price of $0.22. The commitment warrant exercise price is subject to being reset, if the price of our common stock is lower than the initial exercise price, on each six month anniversary of its issuance.

Limitations and Conditions Precedent to Our Put Rights. We may not initiate a put if, as of the proposed date of such put:

•	we have issued shares of our common stock that have been paid for by Swartz and the amount of proceeds we have received is equal to the maximum offering amount;

•	the registration statement covering the resale of the shares becomes ineffective or unavailable for use;

•	our common stock is not actively trading on the OTC Bulletin Board, the Nasdaq Small Cap Market, the Nasdaq National Market, the American Stock Exchange, or the New York Stock Exchange, or is suspended or delisted with respect to the trading on such market or exchange.

If any of the following events occur during the pricing period for a put, the volume accrual shall cease. For the put, the pricing period shall be adjusted to end 10 business days after the date that we notify Swartz of the event, and any minimum price per share we specified shall not apply to the put:

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

•	we have announced or implemented a stock split or combination of our common stock between the advanced put notice date and the end of the pricing period;

•	we have paid a common stock dividend or made any other distribution of our common stock between the advanced put notice date and the end of the pricing period;

•	we have made a distribution to the holders of our common stock or of all or any portion of our assets or evidences of indebtedness between the put notice date and the end of the pricing period;

•	we have consummated a major transaction (including a transaction, which constitutes a change of control) between the advance put notice date and the end of the pricing period, the registration

•	statement covering the resale of the shares becomes ineffective or unavailable for use, or our stock becomes delisted for trading on our then primary exchange; or

•	we discover the existence of facts that cause us to believe that the registration statement contains an untrue statement or omits to state a material fact.

Short Sales. Swartz and its affiliates are prohibited from engaging in short sales of our common stock unless they have received a put notice and the amount of shares involved in a short sale does not exceed the number of shares specified in the put notice.

Shareholder Approval. We may currently issue more than 20% of our outstanding shares under the investment agreement. If we become listed on the Nasdaq Small Cap Market or Nasdaq National Market, then we must get shareholder approval to issue more than 20% of our outstanding shares. Since we are currently a bulletin board company, we do not need shareholder approval.

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

Right of First Refusal. Swartz has a right of first refusal to purchase any variable priced securities offered by us in any private transaction which closes on or prior to six months after the termination of the investment agreement and a right of participation for any equity securities offered by us in any private transaction which closes on or prior to six months after the termination of the investment agreement.

Swartz’s Right of Indemnification. We are obligated to indemnify Swartz (including their stockholders, officers, directors, employees and agents) from all liability and losses resulting from any misrepresentations or breaches we made in connection with the investment agreement, our registration rights agreement, other related agreements, or the registration statement.

9.      LEGAL PROCEEDINGS

In January 1999, we were sued in the Superior Court of San Diego County, California by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Family Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. In March 1999, we joined with nanoTronics and Gloria Felcyn and filed our response and cross-complaint against the Fish Family Trust. In November 2000, the judge issued a summary ruling in favor of the defendants on all counts. The Fish Family Trust filed an appeal in January 2001. Management believes that it is unlikely that the appellate court will overturn the trial court’s ruling and that the resolution of the appeal process will have no impact on our financial position or cash flows.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

A former employee has filed a claim in arbitration seeking the right to exercise terminated options. Management believes that the claim has no merit and will have no impact on our financial position or cash flows.

In September 2001, an action was filed against us in the Superior Court of San Diego County, California by Richard G. Blum, our former Chairman, President and Chief Executive Officer. Mr. Blum contends that he was wrongfully terminated on August 5, 2001 in violation of his employment agreement dated December 1, 2000. He seeks damages for the alleged breach of his employment agreement, age discrimination, as well as other related claims. Management denies Mr. Blum’s claims and contends it exercised its business judgement for legitimate nondiscriminatory reasons. In accordance with his employment agreement, we may be obligated to pay him between $0 and $368,000 as severance pay. We intend to vigorously defend our position in this case.

In October 2001, an action was filed against us in the Superior Court of San Diego County, California by Daniel Beach, a former marketing and sales consultant whose contract we terminated in August 2001. Mr. Beach contends that we breached both a written and an oral contract, that we did not perform on certain promises, and that we made false and misleading representations in addition to other claims. Management denies Mr. Beach’s claims and we intend to vigorously defend our position in this case.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, “FUTURE PERFORMANCE AND RISK FACTORS.” SEE ALSO OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MAY 31, 2001.

     Our results of operations have been and may continue to be subject to significant variations. The results for a particular period may vary due to a number of factors. These include:

•	Our major product line has had limited revenues

•	We have incurred significant losses and may continue to do so

•	Our independent certified public accountants have added an explanatory paragraph to their opinion in which they expressed substantial doubt about our ability to continue as a going concern

•	The price and the trading volume of our common stock have an effect on the amount of capital we can raise

•	We will require additional financing

•	We may need to increase our authorized shares

•	Large block sales of our stock may decrease the price of our stock

•	We may be impacted as a result of terrorism

•	Our products may not be completed on time

•	The market in which we operate is highly competitive

•	Protection of our intellectual property is limited; there is a risk of claims for infringement

•	Our products are dependent on the Internet and Java

•	Our stock is subject to penny-stock rules

Results of Operations for the Three Months Ended August 31, 2001 and August 31, 2000

     Net sales. Total net sales for the first fiscal quarter ended August 31, 2001 increased 164.1% to $314,500 from $119,101 for the corresponding period of the previous fiscal year. This increase was due to the final buys on our matured communication products. We informed our customers that we would no longer be manufacturing these products after this last buy opportunity and are attempting to find a buyer for this group of products. We are currently expending our efforts on marketing and sale of our microprocessor technology. The microprocessor technology generated minimal revenue during the first fiscal quarter ended August 31, 2001. We cannot estimate when significant revenue will be generated from the microprocessor technology.

     Cost of sales. Cost of sales as a percentage of net sales decreased to 64.9% in the first fiscal quarter ended August 31, 2001 compared to 112.7% for the corresponding period of the previous fiscal year. This significant decrease was due to the significant increase in net sales as a result of the last buy of communication products as discussed above. Also, for the previous fiscal year, as a result of decreased activity in the communications product revenue, the fixed manufacturing overhead was allocated to a smaller revenue base which contributed to the increase in the cost of sales as a percentage of net sales percentage for the quarter ended August 31, 2000.

     Research and development expenses decreased 10.6% from $554,862 for the first fiscal quarter ended August 31, 2000 compared to $495,808 for the first fiscal quarter ended August 31, 2001. This decrease was due primarily to a reduction in consulting services compared to the previous fiscal year related to the development of a new soft core version of the microprocessor technology coupled with a reduction in the maintenance fees for support of the Java virtual machine.

     Selling, general and administrative expenses increased 97.8% to $653,740 for the first fiscal quarter ended August 31, 2001 compared to $330,445 for the first fiscal quarter ended August 31, 2000. This increase was due primarily to an increase in personnel and consulting costs related to executive, marketing and sales activities including several new employee positions.

     Other expense for the first fiscal quarter ended August 31, 2001, $7,753, compared to other income of $13,872 for the corresponding period of the previous fiscal year. This change resulted primarily from the recognition of interest expense of $8,058 in the first fiscal quarter ended August 31, 2001 compared to the recognition of $14,619 of interest income during the corresponding period of the previous fiscal year.

Liquidity and Capital Resources

     In connection with their report on our consolidated financial statements as of and for the year ended May 31, 2001, BDO Seidman, LLP, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flow from operations.

     At August 31, 2001, we had working capital of $209,260 and cash and cash equivalents of $30,083. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $434,267 during the current fiscal quarter due to net cash used in operations of $1,422,975 and additions to property, equipment and patents, net of $9,845 offset by funds generated primarily from the exercise of warrants and options to purchase common stock of $73,833 and the sale of common stock under an investment agreement of $776,604. The net cash used in operations is primarily a result of operating losses coupled with an increase in accounts receivable of $262,290 related to the increased revenue during the current fiscal quarter and an decrease of accounts payable and accrued expenses of $235,566. As of August 31, 2001, we had approximately 28%, $85,606, in accounts receivable from one customer against whom we have initiated a collection lawsuit. We have set up a reserve of $20,000 related to the collection effort. We believe that we will prevail in collection of the entire amount due.

     We estimate our current cash requirements to sustain our operations for the next twelve months through August 2002 to be $3.5 million. Since we are attempting to sell the communications product line, we are assuming that there will be no communications product revenue beyond what was recognized during our first fiscal quarter of 2002 that ended on August 31, 2001. In addition to limitations based on trading volume and market price of the common stock, our ability to obtain equity financing under the $30 million equity line of credit is dependent on our having registered an adequate number of shares to sell to Swartz. As of October 18, 2001, we have only 2,500,000 registered shares remaining to sell to Swartz under the registration statement that became effective in June 2000. At the current market price and assuming adequate market volume, in December 2001 we estimate we will run out of registered shares related to the registration statement that went effective in June 2000. We have, therefore, negotiated with Swartz a new $25 million equity line of credit with terms and language that we believe is acceptable to the Securities and Exchange Commission (“SEC”). We believe that the registration statement will become effective in time to continue funding under the $25 million equity line of credit without any interruptions. The terms of the $25 million equity line of credit, including limitations on the amount of shares that can be sold to Swartz based on the trading volume and market price of the common stock are similar to the previous $30 million equity line of credit. Based on the current price and the trading volume of our common stock, there would be $250,000 available under the $30 million equity line of credit which would not be sufficient to meet our cash requirements. On September 24, 2001, we entered into an amendment agreement with Swartz whereby Swartz was able to advance us $315,000 previous to the close of the next put. Also, based on the current price and the trading volume of our common stock, we estimate there will be $320,000 available through August 31, 2002 under the $25 million equity line of credit assuming the registration statement is effective in December 2001. In order to meet our cash requirements, we may need to receive additional advances from Swartz, secure short-term debt, private placement debt and/or equity financings with individual or institutional investors. In addition, we have formulated a cost reduction plan which can be initiated to reduce our cash requirements, if necessary. Based on the above assumptions, we expect that the $3.5 million requirement will be provided by current working capital of $209,260; available funds under the $30 million and $25 million equity lines of credit estimated to be $570,000, as discussed above and below, $215,000 of which was funded during September 2001; proceeds from the exercise of outstanding stock options and warrants; and additional debt and/or equity financings. In addition, we have formulated a cost reduction plan which can be implemented if the required funds are not obtainable. We also have remaining a $400,000 accounts receivable factoring agreement with our bank.

     We anticipate that we may require additional equipment, fabrication, components and supplies during the next twelve months to continue development of our technologies. Product introductions such as those currently underway for the Ignite I and JUICEtechnology may require significant inventory, product launch, marketing personnel and other expenditures that cannot be currently estimated. Further, if expanded development is commenced or new generations of microprocessors are accelerated beyond their current plans, additional expenditures we cannot currently estimate, may be required. It is possible therefore, that higher levels of expenditures may be required than we currently contemplate resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise. In addition, in February 2001, we entered into a five year extension on our building lease.

     Based on our current plan and assumptions, we anticipate that we will be able to meet our cash requirements for the next twelve months. However, if we are not able to meet our current plan, there can be no assurance that any funds required during the next twelve months or thereafter can be generated from sales of common stock under the existing $30 million or the new $25 million equity line of credit or that we will be able to secure additional debt or equity financing. The lack of additional capital could force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. As such, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

$30 Million Equity Line of Credit

     Overview. On May 2, 2000, we entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles us to issue and sell our common stock for up to an aggregate of $30 million from time to time during a three-year period starting June 23, 2000, the effective date of the registration statement to register 13.8 million shares, including 1.8 million shares reserved for the issuance of common stock upon the exercise of warrants. This is also referred to as a put right. During the fiscal year ended May 31, 2001, we received proceeds of $3,342,197 from the sale of 5,411,320 shares of common stock. During the first four months of our fiscal year 2002 which ended September 30, 2001, we received proceeds of $811,604 from the sale of 4,088,680 shares of common stock. See below discussion for further information and proposed $25 million equity line of credit.

     Put Rights. In order to invoke a put right, we were required to have an effective registration statement on file with the SEC registering the resale of the common shares which may be issued as a consequence of the invocation of that put right. Additionally, we must give at least ten but not more than twenty business days advance notice to Swartz of the date on which we intend to exercise a particular put right and we must indicate the number of shares of common stock we intend to sell to Swartz. At our option, we may also designate a maximum dollar amount of common stock (not to exceed $3 million) which we will sell to Swartz during the put and/or a minimum purchase price per common share at which Swartz may purchase shares during the put. The number of common shares sold to Swartz may not exceed 20% of the aggregate daily reported trading volume during a period which begins on the business day immediately following the day we invoked the put right and ends on and includes the day which is twenty business days after the date we invoked the put right.

     The price Swartz will pay for each share of common stock under the put is equal to the lesser of (i) the market price for each of the two consecutive ten business day periods beginning on the business day immediately following the day we invoked the put right minus $0.10, or (ii) X% of the market price for each of the two ten day periods, where, X is equal to 90% if the market price is below $2.00 and 93% if market price is equal to or greater than $2.00. Market price is defined as the lowest closing bid price for the common stock during each of the two consecutive ten business day periods. However, the purchase price may not be less than the designated minimum per share price, if any, that we indicated in our notice.

     On September 24, 2001, we entered into an amended agreement with Swartz whereby Swartz was able to advance us multiple funds previous to the close of the next put. The waiver extended the time of the put beyond twenty days and redefined the price of the put to be the lesser of the factor of (a) the volume weighted average price per share, as defined by Bloomberg L.P., for each day of the put multiplied by .70 or (b) the volume weighted average price per share minus $0.05 multiplied by 20% of the acceptable daily volume as defined in the waiver. If the number of shares necessary to support the advances turns out to be greater than the number of registered shares remaining under the $30 million equity line of credit, then the excess shares will be issued to Swartz as restricted shares subject to “piggyback” registration rights. In addition, the waiver included the issuance of additional purchase warrant shares to be equal to the number of shares issued. If the number of purchase warrant shares turns out to be greater than the number of registered shares related to warrants remaining under the $30 million equity line of credit, then the excess purchase warrant shares will be issued to Swartz as restricted shares subject to “piggyback’ registration rights. As of October 18, 2001, we have received $315,000 as advances against this put.

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

$25 Million Equity Line of Credit

     Overview. On September 17, 2001, we entered into an investment agreement with Swartz. The investment agreement entitles us to issue and sell our common stock to Swartz for up to an aggregate of $25 million from time to time during a three-year period following the effective date of the registration statement. This is also referred to as a put right. We filed a registration statement on Form S-1 on October 11, 2001.

     Put Rights. In order to invoke a put right, we must have an effective registration statement on file with the SEC registering the resale of the common shares which may be issued as a consequence of the invocation of that put right. Additionally, we must give at least ten but not more than twenty business days advance notice to Swartz of the date on which we intend to exercise a particular put right, and we must indicate the number of shares of common stock we intend to sell to Swartz. At our option, we may also designate a maximum dollar amount of common stock (not to exceed $3 million) which we will sell to Swartz during the put and/or a minimum purchase price per common share at which Swartz may purchase shares during the put. The number of common shares sold to Swartz may not exceed 20% of the aggregate daily reported trading volume during each of two consecutive ten business day periods beginning on the business day immediately following the day we invoked the put right.

     The price Swartz will pay for each share of common stock sold in a put is equal to the lesser of (i) the market price for each of the two consecutive ten business day periods beginning on the business day immediately following the day we invoked the put right minus $0.10, or (ii) X% of the market price for each of the two ten day periods, where, X is equal to 90% if the market price is below $2.00 and 93% if market price is equal to or greater than $2.00. Market price is defined as the lowest closing bid price for the common stock during each of the two consecutive ten business day periods. However, the purchase price may not be less than the designated minimum per share price, if any, that we indicated in our notice.

     For example, suppose for our first put we provide a put notice to Swartz, and that we set the threshold price at $0.10 per share, below which we will not sell any shares to Swartz during the pricing periods. Suppose further that the total daily trading volume for the 20 trading days immediately preceding the put date is 2,400,000 shares with no block trades which exceeds “X” shares, where “X” equals the lesser of 100,001 shares or 25% of that day’s Trading Volume. Under these hypothetical numbers, the maximum amount of shares that could be sold to Swartz is as follows:

•	the total trading volume for the 20 days prior to our put notice (2,400,000 shares) multiplied by 20% equals 480,000

If the total daily trading volume for the 20 trading days during the actual pricing periods was greater than 2,400,000 (like our example that follows) then the maximum amount of shares that could be sold will be 480,000.

     We issued to Swartz a commitment warrant to purchase up to 900,000 shares of our common stock concurrent with the execution of the investment agreement. This warrant is exercisable through September 17, 2006 at an initial exercise price of $0.22. The commitment warrant exercise price is subject to being reset on each six month anniversary of its issuance.

     Limitations and Conditions Precedent to Our Put Rights. We may not initiate a put if, as of the proposed date of such put:

•	we have issued shares of our common stock that have been paid for by Swartz and the amount of proceeds we have received is equal to the maximum offering amount;

•	the registration statement covering the resale of the shares becomes ineffective or unavailable for use;

•	our common stock is not actively trading on the OTC Bulletin Board, the Nasdaq Small Cap Market, the Nasdaq National Market, the American Stock Exchange, or the New York Stock Exchange, or is suspended or delisted with respect to the trading on such market or exchange.

If any of the following events occur during the pricing period for a put, the volume accrual shall cease. For the put, the pricing period shall be adjusted to end 10 business days after the date that we notify Swartz of the event, and any minimum price per share we specified shall not apply to the put:

•	we have announced or implemented a stock split or combination of our common stock between the advanced put notice date and the end of the pricing period;

•	we have paid a common stock dividend or made any other distribution of our common stock between the advanced put notice date and the end of the pricing period;

•	we have made a distribution to the holders of our common stock or of all or any portion of our assets or evidences of indebtedness between the put notice date and the end of the pricing period;

•	we have consummated a major transaction (including a transaction, which constitutes a change of control) between the advance put notice date and the end of the pricing period, the registration statement covering the resale of the shares becomes ineffective or unavailable for use, or our stock becomes delisted for trading on our then primary exchange; or

•	we discover the existence of facts that cause us to believe that the registration statement contains an untrue statement or omits to state a material fact.

     Short Sales. Swartz and its affiliates are prohibited from engaging in short sales of our common stock unless they have received a put notice and the amount of shares involved in a short sale does not exceed the number of shares specified in the put notice.

     Shareholder Approval. We may currently issue more than 20% of our outstanding shares under the investment agreement. If we become listed on the Nasdaq Small Cap Market or Nasdaq National Market, then we must get shareholder approval to issue more than 20% of our outstanding shares. Since we are currently a bulletin board company, we do not need shareholder approval.

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

     Right of First Refusal. Swartz has a right of first refusal to purchase any variable priced securities offered by us in any private transaction which closes on or prior to six months after the termination of the investment agreement and a right of participation for any equity securities offered by us in any private transaction which closes on or prior to six months after the termination of the investment agreement.

     Swartz’s Right of Indemnification. We are obligated to indemnify Swartz (including their stockholders, officers, directors, employees and agents) from all liability and losses resulting from any misrepresentations or breaches we made in connection with the investment agreement, our registration rights agreement, other related agreements, or the registration statement.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB No. 133,”

and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 was effective June 1, 2001 for us. The adoption of this statement had no material impact on our financial statements.

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

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

Future Performance and Risk Factors

THIS REPORT CONTAINS A NUMBER OF FORWARD-LOOKING STATEMENTS WHICH REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. OUR FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE SUMMARIZED BELOW. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS, TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT.

     Since the business combination with Metacomp, effective December 1996, we have segregated our operations into microprocessor, communication, and radar/antenna product lines.

     The status of these three major technologies is as follows:

•	Ignite I microprocessor technology. This technology is generating minor amounts of revenue from the sale of evaluation boards, microprocessors and initial license fees related to the intellectual property. We run the technology on a 0.35-micron microprocessor, which is in current production. We have ported the VxWorks operating system and the Sun Microsystems personalJava virtual machine to the microprocessor. Although we anticipate the sales of licenses and royalties from the microprocessor technology will be our main product line, it currently accounted for less than 1% of our revenue for the three months ended August 31, 2001.

•	High-speed data communications. Revenue from this technology was generated primarily from mature communication products that completed their life cycles. We have decided to concentrate our efforts on the Ignite I microprocessor technology and have discontinued the sale of communication products subsequent to the last buys that were shipped during the first fiscal quarter ended August 31, 2001. We are currently attempting to sell this product line. Although the communications product line accounted for almost all of the revenue shipped during the first fiscal quarter ended August 31, 2001, future revenue will come from our microprocessor technologies.

•	Radar and antenna. We sold the gas plasma antenna technology in August 1999. Our radar technology has not generated any revenue and we have suspended further development of this technology in order to concentrate our resources on the Ignite I microprocessor technology.

     During at least the last three years, we have focused the majority of our efforts on the Ignite I microprocessor technology. This technology is targeted for the embedded controller and Java language processor marketplaces.

     We have experienced in the past and may experience in the future many of the problems, delays and expenses encountered by any business in the early stages of development, some of which are beyond our control. We have had limited operating history, have incurred significant cumulated losses, have only recently commenced marketing and sales of our products and have not achieved a profitable level of operations. There can be no assurance of future profitability. We may require additional funds in the future for operations or to exploit our technologies. There can be no assurance that any funds required in the future can be generated from operations or that such required funds will be available from other potential sources. The lack of additional capital could force us to substantially curtail or cease operations and would therefore have a material adverse effect on our business. Further there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. Our technologies are in various stages of development. The Ignite I is in the first stages of production. There can be no assurance that any of the technologies in development can be completed to commercial exploitation due to the inherent risks of new technology development limitations on financing, competition, obsolescence, loss of key technical personnel and other factors. Our development projects are high risk in nature, where unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in determination that further development is unfeasible. There can be no assurance that the technologies, if completed, will achieve market acceptance sufficient to sustain us or achieve profitable operations.

     We rely primarily on patents to protect our intellectual property rights. There can be no assurance that patents held by us will not be challenged and invalidated, that patents will issue from any of our pending applications or that any claims allowed from existing or pending patents will be sufficient in scope or strength or be issued in all countries where our products can be sold to provide meaningful protection or commercial advantage to us. Competitors may also be able to design around our patents.

     Our common shares are traded on the OTC Bulletin Board, are thinly traded and are subject to special regulations imposed on “penny stocks.” Our shares may experience significant price and volume volatility, increasing the risk of ownership to investors.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to interest rate risk on investments of our excess cash. The primary objective of our investment activities is to preserve capital. To achieve this objective and minimize the exposure due to adverse shifts in interest rates, we invest from time to time in high quality short-term maturity commercial paper and money market funds operated by reputable financial institutions in the United States. Due to the nature of our investments, we believe that we do not have a material interest rate exposure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In January 1999, we were sued in the Superior Court of San Diego County, California by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Family Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. In March 1999, we joined with nanoTronics and Gloria Felcyn and filed our response and cross-complaint against the Fish Family Trust. In November 2000, the judge issued a summary ruling in favor of the defendants on all counts. The Fish Family Trust filed an appeal in January 2001. Management believes that it is unlikely that the appellate court will overturn the trial court’s ruling and that the resolution of the appeal process will have no impact on our financial position or cash flows.

     A former employee has filed a claim in arbitration seeking the right to exercise terminated options. Management believes that the claim has no merit and will have no impact on our financial position or cash flows.

     In September 2001, an action was filed against us in the Superior Court of San Diego County, California by Richard G. Blum, our former Chairman, President and Chief Executive Officer. Mr. Blum contends that he was wrongfully terminated on August 5, 2001 in violation of his employment agreement dated December 1, 2000. He seeks damages for the alleged breach of his employment agreement, age discrimination, as well as other related claims. Management denies Mr. Blum’s claims and contends it exercised its business judgement for legitimate nondiscriminatory reasons. In accordance with his employment agreement, we may be obligated to pay him between $0 and $368,000 as severance pay. We intend to vigorously defend our position in this case.

     In October 2001, an action was filed against us in the Superior Court of San Diego County, California by Daniel Beach, a former marketing and sales consultant whose contract we terminated in August 2001. Mr. Beach contends that we breached both a written and an oral contract, that we did not perform on certain promises, and that we made false and misleading representations in addition to other claims. Management denies Mr. Beach’s claims and we intend to vigorously defend our position in this case.

Item 4. Submission Of Matters To A Vote Of Security Holders

     At our fiscal 2001 Annual Meeting of Shareholders held on October 11, 2001, the following members, constituting all the members, were elected to the Board of Directors: Donald R. Bernier, Lowell W. Giffhorn, Carlton Johnson, David Pohl and Helmut Falk Jr.

The following proposals were approved at our Annual Meeting of Shareholders:

1.	Proposal to approve our 2001 Stock Option Plan

Votes For	Votes Against	Votes Abstaining

52,184,372	2,998,357	245,695

2.	Appointment of BDO Seidman, LLP as our Independent Auditors

Votes For	Votes Against	Votes Abstaining

54,879,179	220,163	271,582

3.	Election of Directors

Director	Votes For	Votes Withheld

Donald Bernier	53,043,557	3,071,317

Lowell W. Giffhorn	53,070,457	3,044,417

Carlton Johnson	53,054,907	3,059,967

David Pohl	53,085,057	3,029,817

Helmut Falk Jr.	54,346,502	2,994,167

Write-in votes were also cast for Brian Boyajian (1,617,597) and Clifford Kroener (40,000).

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits — NONE

(b)	Reports on Form 8-K

     A Report on Form 8-K was filed on August 10, 2001 related to a change in our Chairman of the Board of Directors, Chief Executive Officer and President effective August 5, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT SCIENTIFIC CORPORATION

Date: October 22, 2001	By:	/s/ LOWELL W. GIFFHORN

President, Executive Vice President and Chief Financial Officer *

(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

*	In August 2001, the Board of Directors appointed Donald Bernier as Chairman of the Board and Chief Executive Officer and appointed Lowell W. Giffhorn, Miklos B. Korodi and Serge J. Miller to serve jointly as the President.