Form 10-Q
period 2001-11-30
PATRIOT SCIENTIFIC CORP
filed 2002-01-22
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value	68,375,897

(Class)	(Outstanding at January 14, 2002)

PATRIOT SCIENTIFIC CORPORATION
INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of November 30, 2001 (unaudited) and May 31, 2001	3

	Consolidated Statements of Operations for the three months and six months ended November 30, 2001 and 2000 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended November 30, 2001 and 2000 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-25

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	25

PART II. OTHER INFORMATION		25

Item 1.	Legal Proceedings	25
Item 2.	Changes in Securities	*
Item 3.	Defaults upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES		26

*	No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements

PATRIOT SCIENTIFIC CORPORATION
CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2001	2001
	(Unaudited)
ASSETS (Note 5)
Current assets:
Cash and cash equivalents	$42,793	$464,350
Accounts receivable, net of allowance of $124,600 and $54,000 for uncollectible accounts	7,472	188,982
Inventories (Note 4)	—	223,393
Prepaid expenses	113,410	73,185

Total current assets	163,675	949,910
Property and equipment, net	416,056	423,528
Other assets, net	70,306	16,667
Patents and trademarks, net (Note 5)	122,192	153,588

	$772,229	$1,543,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, net of unamortized debt discount of $287,182 (Note 5)	$150,018	$—
Accounts payable	376,331	434,838
Accrued liabilities	196,647	186,467
Current portion of capital lease obligation	4,572	—

Total current liabilities	727,568	621,305
Long term capital lease obligation	19,432	—
Commitments (Notes 5, 6, 7, 9, and 10)
Stockholders’ equity (Notes 5, 6, 7 and 8):
Preferred stock, $.00001 par value; 5,000,000 shares authorized: none outstanding	—	—
Common stock, $.00001 par value; 100,000,000 shares authorized; issued and outstanding 66,086,457 and 57,535,411	661	575
Additional paid-in capital	39,028,830	37,320,503
Accumulated deficit	(38,924,262)	(36,318,690)
Note receivable (Note 8)	(80,000)	(80,000)

Total stockholders’ equity	25,229	922,388

	$772,229	$1,543,693

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2001	2000	2001	2000
Net sales	$7,389	$57,623	$321,889	$176,724
Cost of sales:
Product costs	36,409	113,214	240,578	247,420
Inventory obsolescence	149,433	—	149,433	—

Cost of sales	185,842	113,214	390,011	247,420
Gross loss	(178,453)	(55,591)	(68,122)	(70,696)
Operating expenses:
Research and development	375,439	527,310	871,247	1,082,172
Selling, general and administrative	738,672	619,100	1,392,412	949,545

	1,114,111	1,146,410	2,263,659	2,031,717

Operating loss	(1,292,564)	(1,202,001)	(2,331,781)	(2,102,413)

Other income (expenses):
Interest income	58	17,007	363	31,626
Interest expense	(266,096)	(1,669)	(274,154)	(2,416)

	(266,038)	15,338	(273,791)	29,210

Net loss	$(1,558,602)	$(1,186,663)	$(2,605,572)	$(2,073,203)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Weighted average number of common shares outstanding during the period (Note 1)	62,761,554	52,654,165	60,741,712	51,953,575

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	November 30, 2001	November 30, 2000
Increase (Decrease) in Cash and Cash Equivalents
Operating activities:
Net loss	$(2,605,572)	$(2,073,203)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	121,464	110,547
Provision for doubtful accounts	70,600	—
Provision for inventory obsolescence	149,433	—
Issuance of options for services	—	47,691
Non-cash interest expense related to warrants and settlement of debt with common stock	261,068	—
Changes in:
Accounts receivable	(43,248)	(46,445)
Inventories	73,960	(196,231)
Prepaid and other assets	(53,190)	(72,910)
Accounts payable and accrued expenses	(48,327)	(351,642)

Net cash used in operating activities	(2,073,812)	(2,582,193)

Investing activities:
Note receivable (Note 8)	—	(80,000)
Web site development costs	—	(25,000)
Purchase of property and equipment	(51,348)	(61,506)

Net cash used in investing activities	(51,348)	(166,506)

Financing activities:
Proceeds from the issuance of short term notes payable	665,000	—
Proceeds from the issuance of common stock	811,604	1,562,844
Payments for capital lease obligations	(992)	—
Proceeds from sales of accounts receivable	154,158	—
Proceeds from exercise of common stock warrants and options	73,833	159,453

Net cash provided by financing activities	1,703,603	1,722,297

Net decrease in cash and cash equivalents	(421,557)	(1,026,402)
Cash and cash equivalents, beginning of period	464,350	2,100,242

Cash and cash equivalents, end of period	$42,793	$1,073,840

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$11,656	$2,416
Warrants and options issued for prepaid services	$57,500	$23,258
Capital lease obligation	$24,996	$—
Cancellation of options issued for prepaid services	$10,574	$—
Issuance of shares of common stock in payment of notes payable	$227,800	$—
Debt discount	$351,000	$—

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of Patriot Scientific Corporation (“Patriot”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with our audited financial statements and notes thereto for the year ended May 31, 2001.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the year.

Loss Per Share

We follow Standard of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under SFAS No. 128, basic loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding. Diluted loss per share is calculated as net loss divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. Common stock options and warrants of 13,450,923 and 7,598,899 for the three and six months ended November 30, 2001 and 2000, respectively, were not included in diluted loss per share for the periods as the effect was antidilutive due to our recording losses in each of those periods. As discussed in Note 5, subsequent to November 30, 2001, we issued an interim warrant to purchase 3,630,940 shares of our common stock. See Notes 5 and 10 for discussion of commitments to issue additional shares of common stock and warrants.

Sale of Accounts Receivable

We follow SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a replacement of SFAS No. 125. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A factoring line we have established with a bank enables us to sell selected accounts receivable invoices to the bank with full recourse against us. These transactions qualify for a sale of assets since (1) we have transferred all of our rights, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) we have no effective control over the selected accounts receivable invoices since we may not redeem the invoices sold previous to the invoices being greater than 90 days past due. Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During the first six months of fiscal 2002, we sold $192,697 of our accounts receivable to a bank under a factoring agreement for $154,158. Pursuant to the provisions of SFAS No. 140, we reflected the transactions as sales of assets and established a receivable from the bank for the retained amount less the costs of the transactions and less any anticipated future loss in the value of the retained asset. The retained amount was equal to 20% of the total accounts receivable invoices sold to the bank less 1% of the total invoices as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset was based on the payment history of the accounts receivable customer. We collected the entire retained amount in November 2001, and there was no allowance for future losses. As of November 30, 2001, there was no balances outstanding under the factoring line and $400,000 was available for future factoring of accounts receivable invoices.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Reclassifications

Certain items in the unaudited November 30, 2000 financial statements have been reclassified to conform to the current presentation.

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

3. MANAGEMENT’S PLAN

Our consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our obtaining sufficient financing to sustain our operations. We incurred a net loss of $2,605,572, $4,968,903 and $7,488,708 and negative cash flow from operations of $2,073,812, $4,839,180 and $3,483,050 in the six months ended November 30, 2001 and the years ended May 31, 2001 and 2000, respectively. At November 30, 2001, we had deficit working capital of $563,893 and cash and cash equivalents of $42,793. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $421,557 during the six months ended November 30, 2001.

We estimate our current cash requirements to sustain our operations for the next twelve months through November 2002 to be $2.8 million. Since we are attempting to sell the communications product line, we are assuming that there will be no communications product revenue beyond what was recognized during our first two fiscal quarters of 2002 that ended on November 30, 2001. In addition to limitations based on trading volume and market price of the common stock, our ability to obtain equity financing under the $25 million equity line of credit (see Note 6) is dependent on our having registered an adequate number of shares to sell to Swartz Private Equity, LLC (“Swartz”). As of November 30, 2001, we have 14,100,000 registered shares remaining to sell to Swartz under the registration statement that became effective on November 5, 2001. At the current market price and assuming adequate market volume, we estimate that we will need to register additional shares under the current registration statement by May 2002. We will need to get shareholder approval to increase the authorized number of shares to be able to accomplish the additional share registration. The terms of the $25 million equity line of credit, including limitations on the amount of shares that can be sold to Swartz based on the trading volume and market price of the common stock, may not provide funds sufficient to meet our cash requirements. On November 5, 2001, we entered into a secured note payable with Swartz whereby Swartz is able to advance us monies previous to the close of the next put. As of November 30, 2001, we have received an aggregate of $665,000 principal against this note of which, on November 9, 2001, $227,800 was applied from the final put under the $30 million equity line of credit (see Note 6). Subsequent to November 30, 2001, we have received an additional $500,000 against the note which may be applied against the first and future puts under the $25 million equity line of credit. Also on November 5, 2001, we entered into a waiver and agreement with Swartz whereby Swartz is able to advance us multiple funds previous to the close of the first put under the $25 million equity line of credit. Subsequent to November 30, 2001, we entered into two additional similar waivers with Swartz under which we are committed to put and Swartz is committed to purchase, subject to volume limitations, up to 7.5 million shares of our common stock. These waivers are discussed further in Note 6. In order to meet our cash requirements, we may need to receive additional advances from Swartz, secure short-term debt, private placement debt and/or equity financings with individual or institutional investors. In addition to the cost reduction plan implemented during the second fiscal quarter, including the reduction in personnel, we may need to make additional cost reductions if our cash requirements cannot be met from external sources. Based on the above assumptions, we expect that the $2.8 million requirement will be provided by available funds under the $25 million equity line of credit, as discussed above and below, $500,000 of which was funded subsequent to the quarter ended November 30, 2001; proceeds from the exercise of outstanding stock options and warrants; and additional debt and/or equity financings. In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. We also have remaining a $400,000 accounts receivable factoring agreement with our bank.

Although we anticipate our future revenue to be derived primarily from the sale of licenses and royalties, we may require additional equipment, fabrication, components and supplies during the next twelve months to support potential customer requirements and further develop our technologies. Product introductions such as those currently underway for the Ignite I and JUICEtechnology may require significant product launch, marketing personnel and other expenditures that cannot be currently estimated. Further, if expanded development is commenced or new generations of microprocessor technology is accelerated beyond current plans, additional expenditures we cannot currently

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

estimate, may be required. It is possible therefore, that higher levels of expenditures may be required than we currently contemplate resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise.

Based on our current plan and assumptions, we anticipate that we will be able to meet our cash requirements for the next twelve months. However, if we are not able to meet our current plan, there can be no assurance that any funds required during the next twelve months or thereafter can be generated from sales of common stock under the existing $25 million equity line of credit or that we will be able to secure additional debt or equity financing. The lack of additional capital could force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Further, there can be no assurance that we will be able to timely receive shareholder approval to increase the number of authorized shares or that required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. As such, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

4. INVENTORIES

Inventories were stated at cost (determined primarily by the weighted average cost method which approximated cost on a first-in, first-out basis) not in excess of market value. Due to the winding down of revenue from the communications product line and the shift in emphasis to the sale of microprocessor intellectual property through the issuance of licenses as opposed to the sale of silicon based microprocessors and related products, as of November 30, 2001, we have set up a reserve for obsolescence for the remaining inventory balance.

Inventories at November 30, 2001 and May 31, 2001, consisted of the following:

	November 30, 2001	May 31, 2001
	(unaudited)
Component parts	$303,348	$343,430
Work in process	—	20,000
Finished goods	108,085	121,963

	411,433	485,393
Reserve for obsolescence	(411,433)	(262,000)

	$—	$223,393

5. NOTE PAYABLE

On November 5, 2001, we entered into a Secured Promissory Note with Swartz. The note matures on November 5, 2002. The initial amount of the note was $565,000 and bears interest at the rate of 5% per annum. Upon mutual agreement between Swartz and ourselves, Swartz may advance additional amounts under the note. Interest payments are due monthly starting January 1, 2002 and are to be paid in cash. Principal amounts equal to at least 20% of the dollar trading volume for our common stock for the twenty trading day period immediately preceding the date of such payment are due monthly starting January 1, 2002 and may be paid by an offset against amounts due to us from Swartz as a result of common shares put to Swartz under the $25 million equity line of credit as discussed below. The January 1, 2002 payment was waived until the conclusion of the put in effect on that date. On November 9, 2001, an offset of $227,800 was applied against the final put under the $30 million equity line of credit discussed below. Also during November, we received an additional advance of $100,000 resulting in a balance due of $437,200 at November 30, 2001. Subsequent to the quarter ended November 30, 2001, we received additional advances accumulating $500,000. The note is secured by our assets.

Also on November 5, 2001, we entered into a waiver and agreement with Swartz whereby Swartz is able to advance us multiple funds previous to the close of the first put under a $25 million equity line of credit as discussed in Note 6.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Under this waiver, we are committed to put, subject to volume limitations, up to 2.5 million shares of our common stock. Pursuant to the waiver, we agreed to issue additional purchase warrant shares to be equal to the number of shares issued under the first put. Under the waiver, the purchase warrant shares will be issued to Swartz as restricted shares subject to “piggyback’ registration rights and are subject to repricings on each six month anniversary if 110% of the lowest closing bid price for the five days previous to the anniversary date is less than the initial or subsequent reset exercise prices. On January 7, 2002, we issued an interim warrant to purchase 3,630,940 shares, that included these 2.5 million shares, of our common stock at an exercise price of $.10 per common share which is exercisable at the earlier of ninety days or the close of the first put under the $25 million equity line of credit. As of November 30, 2001, the 2.5 million warrants to be issued to Swartz were valued based on the fair value of the subsequently issued warrant using the Black-Scholes pricing model and the estimated fair value was recorded as debt discount to be amortized over the estimated projected term of the note payable. See Note 6 for discussion of the terms of the warrant. Also in connection with closing the $25 million equity line of credit, we issued to Swartz a commitment warrant to purchase 900,000 shares of our common stock as discussed further in Note 6. This warrant was valued on the issuance date using the Black-Scholes pricing model and the value was recorded as a debt discount to be amortized as additional interest expense over the projected term of the note payable. As of November 30, 2001, $351,000 has been reflected as debt discount of which $63,818 was amortized to interest expense during the three and six months ended November 30, 2001.

On November 9, 2001, $227,800 from the sale of 2,500,000 shares of common stock was applied as a principal reduction for this note. This was the last put under the $30 million equity line of credit. The $197,250 excess of the market value of the underlying 2,500,000 shares of common stock over the principal reduction of $227,800 was recorded as additional interest expense.

6. INVESTMENT AGREEMENTS

$30 Million Equity Line of Credit Agreement

In May 2000, we entered into an investment agreement with Swartz. The investment agreement entitled us , at our option, to issue and sell our common stock for up to an aggregate of $30 million from time to time during a three-year period through June 23, 2003, subject to certain conditions including among other items (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares that can be sold to Swartz within a 30 day time period based on the trading volume of the stock. Swartz purchased the common stock from us at a discount. If the market price was less than $1.00 per share, the discount was $.10 per share; if the market price was between $1.00 to $1.99 per share, the discount was 10%; and if the market price was $2.00 or greater, the discount was 7%. In addition to the common stock purchased, Swartz received warrants to purchase an additional 15% of the common stock equal to 110% of the market price as determined during the pricing period, subject to further semi-annual price adjustments if the price of our common stock goes down.

The registration statement went effective on June 23, 2000. Since the inception of the agreement through November 30, 2001, we received proceeds of $4,381,601 from the sale of 12,000,000 shares of common stock . Per the terms of the investment agreement, through November 30, 2001, we issued eight five-year warrants for 1,200,000 shares of common stock exercisable initially at prices ranging from $0.26 to $1.562.

On September 24, 2001, we entered into a waiver and agreement with Swartz whereby Swartz was able to advance us $227,800 previous to the close of the final put under the $30 million equity line of credit. The waiver and agreement extended the time of the put beyond twenty days and redefined the price of the put to be the lesser of the factor of (a) the volume weighted average price per share, as defined by Bloomberg L.P., for each day of the put multiplied by .70 or (b) the volume weighted average price per share minus $0.05 multiplied by 20% of the acceptable daily volume as defined in the waiver. At the discretion of Swartz the 20% daily volume limitation could be increased up to 30% of the daily volume. In addition, the waiver included the issuance of a purchase warrant to purchase 2,125,000 shares of common stock at an initial exercise price of $0.0911. The purchase warrant shares were issued to Swartz as restricted shares subject to “piggyback’ registration rights and are subject to repricings on each six month anniversary if 110%

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

of the lowest closing bid price for the five days previous to the anniversary date is less than the initial or subsequent reset exercise prices. See Note 7 for further information on the warrants.

$25 Million Equity Line of Credit Agreement

Overview. On September 17, 2001, we entered into another investment agreement with Swartz. This investment agreement entitles us to issue and sell our common stock to Swartz for up to an aggregate of $25 million from time to time during a three-year period following the effective date of the registration statement, November 5, 2001. This is also referred to as a put right.

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

Warrants. We issued to Swartz a commitment warrant to purchase up to 900,000 shares of our common stock concurrent with the execution of the investment agreement. This warrant is exercisable through September 17, 2006 at an initial exercise price of $0.22. The commitment warrant exercise price is subject to being reset, if the price of our common stock is lower than the initial exercise price, on any six month anniversary of its issuance.

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

If any of the following events occur during the pricing period for a put, the volume accrual shall cease. For the put, the pricing period shall be adjusted to end 10 business days after the date that we notify Swartz of the event, and any minimum price per share we specified shall not apply to the put:

•	we have announced or implemented a stock split or combination of our common stock between the advanced put notice date and the end of the pricing period;

•	we have paid a common stock dividend or made any other distribution of our common stock between the advanced put notice date and the end of the pricing period;

•	we have made a distribution to the holders of our common stock or of all or any portion of our assets or evidences of indebtedness between the put notice date and the end of the pricing period;

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

•	control between the advance put notice date and the end of the pricing period;

•	the registration statement covering the resale of the shares becomes ineffective or unavailable for use, or our stock becomes delisted for trading on our then primary exchange; or

•	we discover the existence of facts that cause us to believe that the registration statement contains an untrue statement or omits to state a material fact.

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

Restrictive Covenants. During the term of the investment agreement and for a period of two months thereafter, we are prohibited from certain transactions. These include the issuance of any debt or equity securities in a private transaction which are convertible or exercisable into shares of common stock at a price based on the trading price of the common stock at any time after the initial issuance of such securities or with a fixed conversion or exercise price subject to adjustment without obtaining Swartz’s prior written approval.

Right of First Refusal. Swartz has a right of first refusal to purchase any variable priced securities offered by us in any private transaction which closes on or prior to two months after the termination of the investment agreement and a right of participation for any equity securities offered by us in any private transaction which closes on or prior to two months after the termination of the investment agreement.

Swartz’s Right of Indemnification. We are obligated to indemnify Swartz (including their stockholders, officers, directors, employees and agents) from all liability and losses resulting from any misrepresentations or breaches we made in connection with the investment agreement, our registration rights agreement, other related agreements, or the registration statement.

Waiver and Agreement. On November 5, 2001, December 6, 2001, and January 2, 2002, we entered into three waivers and agreements with Swartz whereby Swartz is able to advance us multiple funds, $937,200 as of January 14, 2002, previous to the close of the first put of up to 7.5 million shares of common stock under this $25 million equity line of credit. The waivers and agreements extended the time of the put beyond twenty days and redefined the price of the put to be the lesser of the factor of (a) the volume weighted average price per share, as defined by Bloomberg L.P., for each day of the put multiplied by .70 or (b) the volume weighted average price per share minus $0.05 multiplied by 20% of the acceptable daily volume as defined in the waiver. At the discretion of Swartz the 20% daily volume limitation may be increased up to 30% of the daily volume. In addition, the waivers included the commitment to issue additional purchase warrant shares to be equal to the number of shares issued under the first put. Under these waivers, the purchase warrant shares will be issued to Swartz as restricted shares subject to “piggyback’ registration rights and are subject to repricings on each six month anniversary if 110% of the lowest closing bid price for the five days previous to the anniversary date is less than the initial or subsequent reset exercise prices. On January 7, 2002, we issued an interim warrant to purchase 3,630,940 shares of our common stock at an exercise price of $0.10. The interim warrant is exercisable the earlier of 90 days or the close of the first put under the $25 million equity line of credit. If the first put has not closed within the 90 days, Swartz may exercise the interim warrant and any exercised shares will be deducted from the final warrant related to the first put. If the first put closes prior to 90 days, the interim warrant will be exchanged for a new warrant.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

7. STOCKHOLDERS’ EQUITY

The following table summarizes equity transactions during the six months ended November 30, 2001:

	Common
	Shares	Dollars
Balance June 1, 2001	57,535,411	$37,321,078
Warrants and options issued for services	—	57,500
Cancellation of options issued for prepaid services	—	(10,574)
Non-cash interest and unamortized debt discount related to warrants	—	548,250
Issuance of common stock	8,309,380	1,039,404
Exercise of common stock warrants and options	241,666	73,833

Balance November 30, 2001	66,086,457	$39,029,491

At November 30, 2001, we had 82,500 options outstanding pursuant to our 1992 ISO Stock Option Plan exercisable at $1.325 per share expiring in 2005; 135,753 options outstanding pursuant to our 1992 NSO Stock Option Plan exercisable at a range of $0.18 to $1.325 per share expiring beginning in 2001 through 2005; 1,682,905 options outstanding pursuant to our 1996 Stock Option Plan exercisable at a range of $0.32 to $1.41 per share expiring beginning in 2001 through 2005; and 2,475,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.11 to $0.70 per share expiring in 2006.

Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

The 2001 Stock Option Plan was approved by our shareholders at our annual meeting on October 11, 2001. The market price of our stock on October 11, 2001, the measurement date, was $0.17. As the exercise prices of the options under the 2001 Stock Option Plan granted before the approval date exceeded the market value of our stock on the measurement date, there will be no compensation recorded for the grants.

At November 30, 2001, we had warrants outstanding exercisable into 9,074,765 common shares at exercise prices ranging from $0.09 to $1.12 per share expiring beginning in 2002 through 2006. During the six months ended November 30, 2001, we issued warrants to purchase 4,163,302 shares of common stock of which warrants to purchase 4,013,302 shares of common stock are subject to repricings at the six month anniversary of the issuance of the warrant. At each anniversary date the warrants will be repriced to the lesser of the initial exercise price or 110% of the lowest closing bid price of our common stock for the five trading days ending on such six month anniversary date of the date of issuance. As of November 30, 2001, warrants to purchase 1,596,221 shares of common stock with initial exercise prices ranging from $0.34 to $1.09 have been repriced to exercise prices ranging from $0.11 to $0.35.

As of November 30, 2001, as a result of the trading volume of our common stock, Swartz was committed under the waiver agreements to the $25 million equity line of credit (see Note 6) to purchase at least 1,720,700 shares of our common stock which have been reflected as outstanding at November 30, 2001. As of January 14, 2002, as a result of the trading volume of our common stock, Swartz is committed to purchase at least 2,289,400 additional shares of our common stock under the waiver agreements to the $25 million equity line of credit.

See Notes 5 and 6 for discussion of warrants issued subsequent to November 30, 2001 and commitments to issue additional warrants.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

8. NOTE RECEIVABLE

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

10. SUBSEQUENT EVENT

In December 2001, we entered into a series of agreements with iCapital Corporation and several principals of iCapital Corporation whereby they will provide consulting services over the next twelve months to help structure financing, provide innovative capital resources, identify and assist with merger and acquisition opportunities and advise us on other strategic decisions. Based on meeting several performance criteria, iCapital and the principals of iCapital will receive up to 2,200,000 shares of our common stock as compensation for the consulting services. As of January 14, 2002, no shares had been issued under the agreements.

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

Results of Operations for the Three Months Ended November 30, 2001 and November 30, 2000

     Net sales. Total net sales for the second fiscal quarter ended November 30, 2001 decreased 87.2% to $7,389 from $57,623 for the corresponding period of the previous fiscal year. This decrease was due to the final buys on our matured communication products having been substantially completed. We informed our customers that we would no longer be manufacturing these products after this last buy opportunity and are attempting to find a buyer for this group of products. We are currently expending our efforts on marketing and sale of our microprocessor technology. The microprocessor technology generated minimal revenue during the second fiscal quarter ended November 30, 2001. We anticipate that future revenue will be derived from up front license fees and royalties as a result of the shift in focus to the commercialization of our microprocessor and related technology intellectual property. Previously we focused primarily on the sale of silicon products. We cannot estimate when significant revenue will be generated from the microprocessor technology.

     Cost of sales. Cost of sales as a percentage of net sales increased to 2515.1% in the second fiscal quarter ended November 30, 2001 compared to 196.5% for the corresponding period of the previous fiscal year. This significant increase was due to the decrease in net sales as a result of the last buy of communication products as discussed above coupled with a write-down in inventory of $149,433. The write-down of the inventory to zero is a result of not being able to find a buyer for the communication product line and our decision to focus future company revenue on the sale of licenses and intellectual property related to our microprocessor technology versus the sale of microprocessor silicon and related products. The winding down of the communication product line does not impair any of our other assets. Also, as a result of decreased activity in the communications product revenue, the fixed manufacturing overhead was allocated to a smaller revenue base which contributed to the increase in the cost of sales as a percentage of net sales percentage for the quarter ended November 30, 2001.

     Research and development expenses decreased 28.8% from $527,310 for the second fiscal quarter ended November 30, 2000 compared to $375,439 for the second fiscal quarter ended November 30, 2001. This decrease was due to a reduction in consulting services compared to the previous fiscal year related to the development of a new soft core version of the microprocessor technology in the amount of $84,116, a reduction in payroll expense as a result of downsizing the department by four individuals during the second fiscal quarter in an amount of $20,210, a reduction in the maintenance fees for support of the Java virtual machine and tool expense related thereto in the amount of $25,835, and a general reduction in expenses related to the reduced sales activities.

     Selling, general and administrative expenses increased 19.3% to $738,672 for the second fiscal quarter ended November 30, 2001 compared to $619,100 for the second fiscal quarter ended November 30, 2000. This increase was due primarily to an increase in legal, accounting and shareholder expenses related to our annual meeting, filing of a registration statement and responding to several lawsuits filed against us during the second quarter in an aggregate amount of $187,519 and an increase in the reserve for doubtful accounts receivable of $65,600; offset partially by a reduction in personnel and consulting costs related to executive, marketing and sales activities in the amount of $114,991 as a result of downsizing the company during the second fiscal quarter; and a general reduction in expenses related to the reduced sales activities.

     Other expense for the second fiscal quarter ended November 30, 2001, $266,038, compared to other income of $15,338 for the corresponding period of the previous fiscal year. This change resulted primarily from the recognition of non-cash interest expense of $63,818 related to the amortization of the debt discount associated with the issuance of warrants under a secured note payable and the equity line of credit and additional interest expense of $197,250 related to the excess of the market price over the carrying value of the common shares sold to Swartz for which the proceeds were applied to the note payable balance (see Note 5) in the second fiscal quarter ended November 30, 2001 compared to the recognition of $17,007 of interest income during the corresponding period of the previous fiscal year.

Results of Operations for the Six Months Ended November 30, 2001 and November 30, 2000

     Net sales. Total net sales for the first six months ended November 30, 2001 increased 82.1% to $321,889 from $176,724 for the corresponding period of the previous fiscal year. This increase was due to the final buys on our matured communication products. We informed our customers that we would no longer be manufacturing these products after this last buy opportunity and are attempting to find a buyer for this group of products. We are currently expending our efforts on marketing and sale of our microprocessor technology. The microprocessor technology generated minimal revenue during the first six months ended November 30, 2001. We anticipate that future revenue will be derived from up front license fees and royalties as a result of the shift in focus to the commercialization of our microprocessor and related technology intellectual property. Previously we focused primarily on the sale of silicon products. We cannot estimate when significant revenue will be generated from the microprocessor technology.

     Cost of sales. Cost of sales as a percentage of net sales decreased to 121.2% for the six months ended November 30, 2001 compared to 140.0% for the corresponding period of the previous fiscal year. This decrease was due to the significant increase in net sales as a result of the last buy of communication products as discussed above partially offset by a write-down in inventory of $149,433. The write-down of the inventory to zero is a result of not being able to find a buyer for the communication product line and our decision to focus future company revenue on the sale of licenses and intellectual property related to our microprocessor technology versus the sale of microprocessor silicon and related products.

     Research and development expenses decreased 19.5% from $1,082,172 for the six months ended November 30, 2000 compared to $871,247 for the six months ended November 30, 2001. This decrease was due primarily to a reduction in consulting services compared to the previous fiscal year related to the development of a new soft core version of the microprocessor technology in an amount of $126,381, a reduction in the maintenance fees for support of the Java virtual machine and tool expense related thereto in the amount of $60,321, and a general reduction in expenses related to the reduced sales activities.

     Selling, general and administrative expenses increased 46.6% to $1,392,412 for the six months ended November 30, 2001 compared to $949,545 for the six months ended November 30, 2000. This increase was due to an increase in personnel costs related to executive, marketing and sales activities including several new employee positions in an amount of $163,270; an increase in legal, accounting and shareholder expenses related to our annual meeting, filing of a registration statement and responding to several lawsuits filed against us during the six months ended November 30, 2001 in an aggregate amount of $212,414; an increase in the reserve for doubtful accounts receivable of $70,600; and a reduction in consulting expenses in an amount of $34,499.

     Other expense for the six months ended November 30, 2001, $273,791, compared to other income of $29,210 for the corresponding period of the previous fiscal year. This change resulted primarily from the recognition of non-cash interest expense of $63,818 related to the amortization of the debt discount associated with the issuance of warrants under the secured note payable and equity line of credit and additional interest expense of $197,250 related to the excess of the market price over the carrying value of the common shares sold to Swartz for which the proceeds were applied to the note payable balance (see Note 5) in the six months ended November 30, 2001 compared to the recognition of $31,626 of interest income during the corresponding period of the previous fiscal year.

Liquidity and Capital Resources

     In connection with their report on our consolidated financial statements as of and for the year ended May 31, 2001, BDO Seidman, LLP, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flow from operations.

     At November 30, 2001, we had deficit working capital of $563,893 and cash and cash equivalents of $42,793. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $421,557 during the six months ended November 30, 2001 due to net cash used in operations of $2,073,812 and additions to property, equipment and patents, net of $51,348 offset by funds generated primarily from the exercise of warrants and options to purchase common stock of $73,833, proceeds from a note payable of $665,000 and the sale of common stock under an investment agreement of $811,604. The net cash used in operations was $2,073,812 for the six months ended November 30, 2001 compared to $2,582,193 for the corresponding period of the previous fiscal year. The decrease in cash required in operations was due primarily to a $303,315 difference in the pay-down of accounts payable coupled with a $270,191 difference in the cash generation and use of inventory between the two periods. Cash used in investing activities was $51,348 for the six months ended November 30, 2001 compared to $166,506 for the corresponding period of the previous fiscal year. This decrease in cash required for investing activities was due primarily to a note receivable for $80,000 coupled with web site development of $25,000 incurred during the corresponding period of the previous fiscal year. Cash provided by financing activities was approximately the same at $1,703,603 for the six months ended November 30, 2001 compared to $1,722,297 for the corresponding period of the previous fiscal year.

     We estimate our current cash requirements to sustain our operations for the next twelve months through November 2002 to be $2.8 million. Since we are attempting to sell the communications product line, we are assuming that there will be no communications product revenue beyond what was recognized during our first two fiscal quarters of 2002 that ended on November 30, 2001. In addition to limitations based on trading volume and market price of the common stock, our ability to obtain equity financing under the $25 million equity line of credit (see Note 6 to the unaudited consolidated financial statements) is dependent on our having registered an adequate number of shares to sell to Swartz Private Equity, LLC (“Swartz”). As of November 30, 2001, we have 14,100,000 registered shares remaining to sell to Swartz under the registration statement that became effective on November 5, 2001. At the current market price and assuming adequate market volume, we estimate that we will need to register additional shares under the current registration statement by May 2002. We will need to get shareholder approval to increase the authorized number of shares to be able to accomplish the additional share registration. The terms of the $25 million equity line of credit, including limitations on the amount of shares that can be sold to Swartz based on the trading volume and market price of the common stock, may not provide funds sufficient to meet our cash requirements. On November 5, 2001, we entered into a secured note payable with Swartz whereby Swartz is able to advance us monies previous to the close of the next put. As of November 30, 2001, we have received an aggregate of $665,000 principal against this note of which, on November 9, 2001, $227,800 was applied from the final put under the $30 million equity line of credit (see Note 6 to the unaudited consolidated financial statements). Subsequent to November 30, 2001, we have received an additional $500,000 against the note which may be applied against the first and future puts under the $25 million equity line of credit. Also on November 5, 2001, we entered into a waiver and agreement with Swartz whereby Swartz is able to advance us multiple funds previous to the close of the first put under the $25 million equity line of credit. Subsequent to November 30, 2001, we entered into two additional similar waivers with Swartz under which we are committed to put and Swartz is committed to purchase, subject to volume limitations, up to 7.5 million shares of our common stock. These waivers are discussed further in Note 6 to the unaudited consolidated financial statements. In order to meet our cash requirements, we may need to receive additional advances from Swartz, secure short-term debt, private placement debt and/or equity financings with individual or institutional investors. In addition to the cost reduction plan implemented during the second fiscal quarter, including the reduction in personnel, we may need to make additional cost reductions if our cash requirements cannot be met from external sources. Based on the above assumptions, we expect that the $2.8 million requirement will be provided by available funds under the $25 million equity line of credit, as discussed above and below, $500,000 of which was funded subsequent to the quarter ended November 30, 2001; proceeds from the exercise of outstanding stock options and warrants; and additional debt and/or equity financings. In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. We also have remaining a $400,000 accounts receivable factoring agreement with our bank.

     Although we anticipate our future revenue to be derived primarily from the sale of licenses and royalties, we may require additional equipment, fabrication, components and supplies during the next twelve months to support potential customer requirements and further develop our technologies. Product introductions such as those currently underway for the Ignite I and JUICEtechnology may require significant product launch, marketing personnel and other expenditures that cannot be currently estimated. Further, if expanded development is commenced or new generations of microprocessor technology is accelerated beyond current plans, additional expenditures we cannot currently estimate, may be required. It is possible therefore, that higher levels of expenditures may be required than we currently contemplate resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise.

     Based on our current plan and assumptions, we anticipate that we will be able to meet our cash requirements for the next twelve months. However, if we are not able to meet our current plan, there can be no assurance that any funds required during the next twelve months or thereafter can be generated from sales of common stock under the existing $25 million equity line of credit or that we will be able to secure additional debt or equity financing. The lack of additional capital could force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Further, there can be no assurance that we will be able to timely receive shareholder approval to increase the number of authorized shares or that required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. As such, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

$30 Million Equity Line of Credit

     Overview. On May 2, 2000, we entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitled us to issue and sell our common stock for up to an aggregate of $30 million from time to time during a three-year period starting June 23, 2000, the effective date of the registration statement to register 13.8 million shares, including 1.8 million shares reserved for the issuance of common stock upon the exercise of warrants. This is also referred to as a put right. During the fiscal year ended May 31, 2001, we received proceeds of $3,342,197 from the sale of 5,411,320 shares of common stock and during the first six months of our fiscal year 2002, which ended November 30, 2001, we sold 6,588,680 shares of common stock for $1,039,404 of which $227,800 was applied to related debt. See below discussion for further information on the subsequent $25 million equity line of credit.

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

     On September 24, 2001, we entered into an amended agreement with Swartz whereby Swartz was able to advance us multiple funds previous to the close of the next put. The waiver extended the time of the put beyond twenty days and redefined the price of the put to be the lesser of the factor of (a) the volume weighted average price per share, as defined by Bloomberg L.P., for each day of the put multiplied by .70 or (b) the volume weighted average price per share minus $0.05 multiplied by 20% of the acceptable daily volume as defined in the waiver. If the number of shares necessary to support the advances turned out to be greater than the number of registered shares remaining under the $30 million equity line of credit, then the excess shares were to be issued to Swartz as restricted shares subject to “piggyback” registration rights. In addition, the waiver included the issuance of additional purchase warrant shares to be equal to the number of shares issued. If the number of purchase warrant shares turned out to be greater than the number of registered shares related to warrants remaining under the $30 million equity line of credit, then the excess purchase warrant shares were to be issued to Swartz as restricted shares subject to “piggyback’ registration rights and are subject to repricings on each six month anniversary if 110% of the lowest closing bid price for the five days previous to the anniversary date is less than the initial or subsequent reset exercise prices. The final put under this equity line of credit was closed on November 9, 2001 by applying $227,800 against the advances and issuing a warrant to purchase 2,125,000 restricted shares of our common stock at an initial exercise price of $0.091 subject to repricings as discussed above.

     Warrants. Within five business days after the end of each pricing period, we were required to issue and deliver to Swartz a warrant to purchase a number of shares of common stock equal to 15% of the common shares issued to Swartz in the applicable put. Each warrant will be exercisable at a price which initially equaled 110% of the closing bid price on the put date for the applicable put. The warrants have semi-annual reset provisions which may reduce the exercise price. Each warrant was immediately exercisable and has a term beginning on the date of issuance and ending five years thereafter.

     Limitations and Conditions Precedent to Our Put Rights. Swartz was not required to acquire and pay for any common shares with respect to any particular put for which:

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

     Short Sales. Swartz and its affiliates were prohibited from engaging in short sales of our common stock unless they have received a put notice and the amount of shares involved in a short sale does not exceed the number of shares specified in the put notice.

     Cancellation of Puts. We must cancel a particular put between the date of the advance put notice and the last day of the pricing period if:

•	we discover an undisclosed material fact relevant to Swartz’s investment decision;

•	the registration statement registering resales of the common shares becomes ineffective; or

•	shares are delisted from the then primary exchange.

However, we were required to issue common shares equal to the lesser of:

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

     Termination of Investment Agreement. We may also terminate our right to initiate further puts or terminate the investment agreement by providing Swartz with notice of such intention to terminate; however, any such termination will not affect any other rights or obligations we have concerning the investment agreement or any related agreement. The investment agreement effectively terminated with conclusion of the final put on November 9, 2001.

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

$25 Million Equity Line of Credit

     Overview. On September 17, 2001, we entered into an investment agreement with Swartz. The investment agreement entitles us to issue and sell our common stock to Swartz for up to an aggregate of $25 million from time to time during a three-year period following the effective date of the registration statement. This is also referred to as a put right. We filed a registration statement on Form S-1 on October 11, 2001 that was declared effective on November 5, 2001.

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

     Restrictive Covenants. During the term of the investment agreement and for a period of two months thereafter, we are prohibited from certain transactions. These include the issuance of any debt or equity securities in a private transaction which are convertible or exercisable into shares of common stock at a price based on the trading price of the common stock at any time after the initial issuance of such securities or with a fixed conversion or exercise price subject to adjustment without obtaining Swartz’s prior written approval.

     Right of First Refusal. Swartz has a right of first refusal to purchase any variable priced securities offered by us in any private transaction which closes on or prior to two months after the termination of the investment agreement and a right of participation for any equity securities offered by us in any private transaction which closes on or prior to two months after the termination of the investment agreement.

     Swartz’s Right of Indemnification. We are obligated to indemnify Swartz (including their stockholders, officers, directors, employees and agents) from all liability and losses resulting from any misrepresentations or breaches we made in connection with the investment agreement, our registration rights agreement, other related agreements, or the registration statement.

     Waiver and Agreement. On November 5, 2001, December 6, 2001, and January 2, 2002, we entered into three waivers and agreements with Swartz whereby Swartz is able to advance us multiple funds, $937,200 as of January 14, 2002, previous to the close of the first put of up to 7.5 million shares of common stock under this $25 million equity line of credit. The waivers and agreements extended the time of the put beyond twenty days and redefined the price of the put to be the lesser of the factor of (a) the volume weighted average price per share, as defined by Bloomberg L.P., for each day of the put multiplied by      .70 or (b) the volume weighted average price per share minus $0.05 multiplied by 20% of the acceptable daily volume as defined in the waiver. At the discretion of Swartz the 20% daily volume limitation may be increased up to 30% of the daily volume. In addition, the waivers included the commitment to issue additional purchase warrant shares to be equal to the number of shares issued under the first put. Under these waivers, the purchase warrant shares will be issued to Swartz as restricted shares subject to “piggyback’ registration rights and are subject to repricings on each six month anniversary if 110% of the lowest closing bid price for the five days previous to the anniversary date is less than the initial or subsequent reset exercise prices. On January 7, 2002, we issued an interim warrant to purchase 3,630,940 shares of our common stock at an exercise price of $0.10. The interim warrant is exercisable the earlier of 90 days or the close of the first put under the $25 million equity line of credit. If the first put has not closed within the 90 days, Swartz may exercise the interim warrant and any exercised shares will be deducted from the final warrant related to the first put. If the first put closes prior to 90 days, the interim warrant will be exchanged for a new warrant.

Note Payable

     On November 5, 2001, we entered into a Secured Promissory Note with Swartz. The note matures on November 5, 2002. The initial amount of the note was $565,000 and bears interest at the rate of 5% per annum. Upon mutual agreement between Swartz and ourselves, Swartz may advance additional amounts under the note. Interest payments are due monthly starting January 1, 2002 and are to be paid in cash. Principal amounts equal to at least 20% of the dollar trading volume for our common stock for the twenty trading day period immediately preceding the date of such payment are due monthly starting January 1, 2002 and may be paid by an offset against amounts due to us from Swartz as a result of common shares put to Swartz under the $25 million equity line of credit as discussed below. The January 1, 2002 payment was waived until the conclusion of the put in effect on that date. On November 9, 2001, an offset of $227,800 was applied against the final put under the $30 million equity line of credit discussed below. Also during November, we received an additional advance of $100,000 resulting in a balance due of $437,200 at November 30, 2001. Subsequent to the quarter ended November 30, 2001, we received additional advances accumulating $500,000. The note is secured by our assets.

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

     The status of these three major technologies is as follows:

•	Ignite I microprocessor technology. This technology is generating minor amounts of revenue from the sale of evaluation boards, microprocessors and initial license fees related to the intellectual property. We have ported the VxWorks operating system and the Sun Microsystems personalJava virtual machine to the microprocessor. Although we anticipate the sales of licenses and royalties from the microprocessor technology will be our main product line, it currently accounted for less than 1% of our revenue for the three months ended November 30, 2001.

•	High-speed data communications. Revenue from this technology was generated primarily from mature communication products that completed their life cycles. We have decided to concentrate our efforts on the Ignite I microprocessor technology and have discontinued the sale of communication products subsequent to the last buys that were shipped during the six months ended November 30, 2001. We are currently attempting to sell this product line. Although the communications product line accounted for almost all of the revenue shipped during the first six months ended November 30, 2001, future revenue will come from our microprocessor technologies.

•	Radar and antenna. We sold the gas plasma antenna technology in August 1999. Our radar technology has not generated any revenue and we have suspended further development of this technology in order to concentrate our resources on the Ignite I microprocessor technology.

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

(b)  Reports on Form 8-K — NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT SCIENTIFIC CORPORATION

Date: January 22, 2002	By:	/s/ LOWELL W. GIFFHORN

President, Executive Vice President and Chief Financial Officer* (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

*	In August 2001, the Board of Directors appointed Donald Bernier as Chairman of the Board and Chief Executive Officer and appointed Lowell W. Giffhorn, Miklos B. Korodi and Serge J. Miller to serve jointly as the President. In November 2001, Mr. Miller was relieved of his duties and David H. Pohl was appointed to serve jointly with Mr. Giffhorn and Mr. Korodi as President.