Form 10-Q
period 2002-02-28
PATRIOT SCIENTIFIC CORP
filed 2002-04-22
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For quarterly period ended February 28, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

          Commission File Number 0-22182

PATRIOT SCIENTIFIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	84-1070278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value	81,465,757
(Class)	(Outstanding at April 12, 2002)

PATRIOT SCIENTIFIC CORPORATION
INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of February 28, 2002 (unaudited) and May 31, 2001	3

Consolidated Statements of Operations for the three months and nine months ended February 28, 2002 and 2001 (unaudited)	4

Consolidated Statements of Cash Flows for the nine months ended February 28, 2002 and 2001 (unaudited)	5

Notes to Unaudited Consolidated Financial Statements	6-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-29

Item 3. Quantitative and Qualitative Disclosure About Market Risk	30

PART II. OTHER INFORMATION	30

Item 1. Legal Proceedings	30
Item 2. Changes in Securities	30
Item 3. Defaults upon Senior Securities	*
Item 4. Submission of Matters to a Vote of Security Holders	*
Item 5. Other Information	*
Item 6. Exhibits and Reports on Form 8-K	31

SIGNATURES	31

•	No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

PATRIOT SCIENTIFIC CORPORATION
CONSOLIDATED BALANCE SHEETS

	February 28,	May 31,
	2002	2001

	(Unaudited)
ASSETS (Note 5)
Current assets:
Cash and cash equivalents	$9,606	$464,350
Accounts receivable, net of allowance of $124,600 and $54,000 for uncollectible accounts	10,838	188,982
Inventories (Note 4)	—	223,393
Prepaid expenses	262,244	73,185

Total current assets	282,688	949,910
Property and equipment, net	372,239	423,528
Other assets, net	67,182	16,667
Patents and trademarks, net (Note 5)	106,493	153,588

	$828,602	$1,543,693

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable, net of unamortized debt discount of $485,754 (Note 5)	$726,446	$—
Accounts payable	312,379	434,838
Accrued liabilities	252,338	186,467
Current portion of capital lease obligation	4,836	—

Total current liabilities	1,295,999	621,305
Long term capital lease obligation	18,120	—
Commitments and contingencies (Notes 5, 6, 7 and 9)
Stockholders’ equity (deficit) (Notes 5, 6, 7 and 8):
Preferred stock, $.00001 par value; 5,000,000 shares authorized none outstanding	—	—
Common stock, $.00001 par value; 100,000,000 shares authorized; issued and outstanding 74,213,637 and 57,535,411	742	575
Additional paid-in capital	39,778,679	37,320,503
Accumulated deficit	(40,184,938)	(36,318,690)
Note receivable (Note 8)	(80,000)	(80,000)

Total stockholders’ equity (deficit)	(485,517)	922,388

	$828,602	$1,543,693

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended

	February 28,	February 28,	February 28,	February 28,
	2002	2001	2002	2001

Net sales	$4,620	$66,045	$326,509	$242,769
Cost of sales:
Product costs	2,194	107,661	242,772	355,081
Inventory obsolescence	—	—	149,433	—

Cost of sales	2,194	107,661	392,205	355,081
Gross profit (loss)	2,426	(41,616)	(65,696)	(112,312)
Operating expenses:
Research and development	257,795	546,782	1,129,042	1,628,954
Selling, general and administrative	709,334	776,805	2,101,746	1,726,350

	967,129	1,323,587	3,230,788	3,355,304

Operating loss	(964,703)	(1,365,203)	(3,296,484)	(3,467,616)

Other income (expenses):
Interest income	15	12,509	378	44,135
Interest expense	(295,988)	—	(570,142)	(2,416)

	(295,973)	12,509	(569,764)	41,719

Net loss	$(1,260,676)	$(1,352,694)	$(3,866,248)	$(3,425,897)

Basic and diluted loss per common share	$(0.02)	$(0.03)	$(0.06)	$(0.07)

Weighted average number of common shares outstanding during the period (Note 1)	71,500,223	53,878,508	64,288,474	52,588,169

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended

	February 28, 2002	February 28, 2001

Increase (Decrease) in Cash and Cash Equivalents
Operating activities:
Net loss	$(3,866,248)	$(3,425,897)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	180,187	180,529
Provision for doubtful accounts	70,600	20,000
Provision for inventory obsolescence	149,433	—
Issuance of common stock and options for services	49,500	83,629
Non-cash interest expense related to warrants and settlement of debt with common stock	546,425	—
Changes in:
Accounts receivable	(46,614)	(80,156)
Inventories	73,960	(201,800)
Prepaid and other assets	(53,526)	(44,380)
Accounts payable and accrued expenses	(56,588)	(214,400)

Net cash used in operating activities	(2,952,871)	(3,682,475)

Investing activities:
Note receivable (Note 8)	—	(80,000)
Web site development costs	—	(25,000)
Purchase of property and equipment	(47,429)	(121,289)

Net cash used in investing activities	(47,429)	(226,289)

Financing activities:
Proceeds from the issuance of short term notes payable	1,440,000	—
Proceeds from the issuance of common stock	879,605	1,972,570
Payments for capital lease obligations	(2,040)	—
Proceeds from sales of accounts receivable	154,158	—
Proceeds from exercise of common stock warrants and options	73,833	—

Net cash provided by financing activities	2,545,556	1,972,570

Net decrease in cash and cash equivalents	(454,744)	(1,936,194)
Cash and cash equivalents, beginning of period	464,350	2,100,242

Cash and cash equivalents, end of period	$9,606	$164,048

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$17,232	$2,416
Warrants and options issued for prepaid services	$57,500	$16,916
Common stock issued for prepaid services	$198,000	$—
Capital lease obligation	$24,996	$—
Issuance of shares of common stock in payment of notes payable	$227,800	$—
Debt discount	$834,929	$—

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

Loss Per Share

We follow Standard of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under SFAS No. 128, basic loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding. Diluted loss per share is calculated as net loss divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. Common stock options and warrants of 13,840,170 and 7,101,482 for the three and nine months ended February 28, 2002 and 2001, respectively, were not included in diluted loss per share for the periods as the effect was antidilutive due to our recording losses in each of those periods. As discussed in Note 5, subsequent to February 28, 2002, we issued warrants to purchase 12,888,800 shares of our common stock and cancelled a warrant to purchase 3,630,940 shares of our common stock. See Notes 5 and 7 for discussion of commitments to issue additional shares of common stock and warrants.

Sale of Accounts Receivable

We follow SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a replacement of SFAS No. 125. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A factoring line we have established with a bank enables us to sell selected accounts receivable invoices to the bank with full recourse against us. These transactions qualify for a sale of assets since (1) we have transferred all of our rights, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) we have no effective control over the selected accounts receivable invoices since we may not redeem the invoices sold previous to the invoices being greater than 90 days past due. Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During the first nine months of fiscal 2002, we sold $192,697 of our accounts receivable to a bank under a factoring agreement for $154,158. Pursuant to the provisions of SFAS No. 140, we reflected the transactions as sales of assets and established a receivable from the bank for the retained amount less the costs of the transactions and less any anticipated future loss in the value of the retained asset. The retained amount was equal to 20% of the total accounts receivable invoices sold to the bank less 1% of the total invoices as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset was based on the payment history of the accounts receivable customer. As of February 28, 2002, there were no qualifying accounts receivable invoices available to factor resulting in no balance outstanding under the factoring line and $400,000 remaining available for future factoring of accounts receivable invoices.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Reclassifications

Certain items in the unaudited February 28, 2001 financial statements have been reclassified to conform to the current presentation.

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

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires companies to complete a transitional goodwill impairment test six months from the date of adoption. Companies are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

Our previous business combinations were accounted for using the pooling-of-interests method. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of SFAS No. 141 and No. 142 will not affect the results of past acquisition transactions. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. We will be required to reassess the useful lives of our intangible assets within the first fiscal quarter of 2003.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the fiscal year ending May 31, 2003. We believe the adoption of this statement will have no material impact on our financial statements.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

3. MANAGEMENT’S PLAN

Our consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our obtaining sufficient financing to sustain our operations. We incurred a net loss of $3,866,248, $4,968,903 and $7,488,708 and negative cash flow from operations of $2,952,871, $4,839,180 and $3,483,050 in the nine months ended February 28, 2002 and the years ended May 31, 2001 and 2000, respectively. At February 28, 2002, we had deficit working capital of $1,013,311 and cash and cash equivalents of $9,606. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $454,744 during the nine months ended February 28, 2002.

As of April 12, 2002, we have 81,465,757 shares of common stock outstanding, 5,513,985 common shares reserved for the issuance of shares on the exercise of stock options, and 21,962,915 common shares reserved for the issuance of shares on the exercise of warrants. The total shares outstanding and reserved are in excess of our total authorized shares of 100,000,000 by a total of 8,942,657 shares. Accordingly, the issuance of this amount of shares on the exercise of warrants is subject to our shareholders increasing the number of authorized shares. We have scheduled a special meeting of shareholders for May 6, 2002 to request the increase in the authorized number of common shares from 100,000,0000 to 200,000,000.

We estimate our current cash requirements to sustain our operations for the next twelve months through February 2003 to be $2.6 million. Since we are attempting to sell the communications product line, we are assuming that there will be no communications product revenue beyond what was recognized during our first three fiscal quarters of 2002 that ended on February 28, 2002. We also have a note payable to Swartz of $1,212,000 at February 28, 2002. In addition to limitations based on trading volume and market price of the common stock, our ability to obtain equity financing under the $25 million equity line of credit (see Note 6) is dependent on our having registered an adequate number of shares to sell to Swartz Private Equity, LLC (“Swartz”). As of February 28, 2002, we have 14,100,000 registered shares remaining to sell to Swartz under the registration statement that became effective on November 5, 2001. On April 11, 2002, the accumulated trading volume of our common stock for the first put under the $25 million equity line of credit equaled 47 million shares. If Swartz exercises their right to purchase 30% of the trading volume, then the first put would be complete, the number of registered shares would be exhausted and $1,073,340 would be available to offset the Amended Secured Promissory Note. At Swartz’s discretion, they may elect to purchase a minimum of 20% of the trading volume which would mean the first put would continue beyond April 11, 2002, however, at the current market price and assuming adequate market volume, we estimate that by May 2002, we will need to register additional shares under the current registration statement or complete a proposed private placement that is being negotiated. We will need to get shareholder approval to increase the authorized number of shares to be able to accomplish the additional share registration required under either the $25 million equity line of credit or the proposed private placement that is being negotiated.

The terms of the $25 million equity line of credit, including limitations on the amount of shares that can be sold to Swartz based on the trading volume and market price of the common stock, and a proposed private placement, may not provide funds sufficient to meet our cash requirements. In addition, there is no assurance that we will obtain the necessary shareholder approval to increase the authorized shares or that we will complete the proposed private placement being negotiated. On November 5, 2001, we entered into a secured note payable and a waiver and agreement with Swartz whereby Swartz is able to advance us monies previous to the close of the first put under the $25 million equity line of credit. As of February 28, 2002, we have received an aggregate of $1,440,000 principal

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

against this note of which, on November 9, 2001, $227,800 was applied to the final put under the $30 million equity line of credit (see Note 5). Subsequent to February 28, 2002, we have received an additional $350,000 against the note which may be applied against the first and future puts under the $25 million equity line of credit and an initial advance of $125,000 against a new private placement which is still being negotiated. As of March 12, 2002, we entered into four additional similar waivers with Swartz under which we are committed to put and Swartz is committed to purchase, subject to volume limitations, up to 14.1 million shares of our common stock. These waivers are discussed further in Note 6. In order to meet our cash requirements, we may need to receive additional advances from Swartz, secure short-term debt, private placement debt and/or equity financings with individual or institutional investors. In addition to the cost reduction plan implemented during the second fiscal quarter, including the reduction in personnel, we may need to make additional cost reductions if our cash requirements cannot be met from external sources. Based on the above assumptions, we expect that the funds available from the first put under the $25 million equity line of credit will not be adequate to repay the note to Swartz. Unless additional shares of common stock are registered, we will not be able to sell additional shares under the $25 million equity line of credit. As a result, we expect that the $2.6 million requirement will be provided by:

•	an advance from Swartz of $350,000 which was funded subsequent to the quarter ended February 28, 2002;

•	an initial advance of $125,000 against a new private placement which is still being negotiated;

•	additional funds under the $25 million equity line of credit- only if the shareholders approve increasing our shares of common stock, we are successful in registering additional shares of common stock, limitations based on trading volume and market price of the common stock allow adequate funding, and such available funding exceeds the remaining balance of the note payable to Swartz;

•	proceeds from the exercise of outstanding stock options and warrants; and

•	additional debt and/or equity financings.

In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. We also have remaining a $400,000 accounts receivable factoring agreement with our bank; however, we have no eligible accounts receivable to factor as of February 28, 2002.

We anticipate our future revenue to be derived primarily from the sale of licenses and royalties. To receive this revenue, we may require additional equipment, fabrication, components and supplies during the next twelve months to support potential customer requirements and further develop our technologies. Product introductions such as those currently underway for the Ignite I and JUICEtechnology may require significant product launch, marketing personnel and other expenditures that cannot be currently estimated. Further, if expanded development is commenced or new generations of microprocessor technology are accelerated beyond current plans, additional expenditures we cannot currently estimate, may be required. It is possible therefore, that higher levels of expenditures may be required than we currently contemplate resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise.

We have initiated an acquisition program which, if successful, may require additional funding. Currently we are reviewing one target candidate, Aspect Semiquip International. We are attempting to secure financing for this acquisition should the conclusion of our due diligence review indicate that the acquisition could benefit us.

Based on our current plan and assumptions, we anticipate that we will be able to meet our cash requirements for the next twelve months. We anticipate meeting our cash needs as follows:

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Cash available:
Cash available at February 28, 2002	$9,606
Subsequent advances
Swartz	350,000
Private placement being negotiated	125,000

Available cash under existing agreements	$484,606

Cash needs:
Estimated needs	$2,600,000
Note payable to Swartz at April 12, 2002	1,562,200

Total	4,162,200
Estimated proceeds from first put under Equity Line of Credit based on 30% advance	(1,073,340)

Required funds from external sources	$3,088,860

As shown above, we need to obtain $3,088,860. Any additional funding under the existing $25 million equity line of credit is dependent on many factors, including the increase in our authorized common stock. However, if we are not able to meet our current plan to obtain approval to increase our authorized common shares, there can be no assurance that any funds required during the next twelve months or thereafter can be generated from sales of common stock under the existing $25 million equity line of credit or that we will be able to secure additional debt or equity financing. The lack of additional capital could force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Further, there can be no assurance that we will be able to timely receive shareholder approval to increase the number of authorized shares or that required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. As such, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern

4. INVENTORIES

Inventories were stated at cost (determined primarily by the weighted average cost method which approximated cost on a first-in, first-out basis) not in excess of market value. Due to the winding down of revenue from the communications product line and the shift in emphasis to the sale of microprocessor intellectual property through the issuance of licenses as opposed to the sale of silicon based microprocessors and related products, as of February 28, 2002, we have set up a reserve for obsolescence for the remaining inventory balance.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Inventories at February 28, 2002 and May 31, 2001, consisted of the following:

	February 28, 2002	May 31, 2001

	(unaudited)
Component parts	$303,348	$343,430
Work in process	—	20,000
Finished goods	108,085	121,963

	411,433	485,393
Reserve for obsolescence	(411,433)	(262,000)

	$—	$223,393

5. NOTE PAYABLE

On November 5, 2001, we entered into a Secured Promissory Note with Swartz. The note was to mature on November 5, 2002. The initial amount of the note was $565,000 and had an interest rate of 5% per annum. Upon mutual agreement between Swartz and ourselves, Swartz may advance additional amounts under the note. Interest payments were due monthly starting January 1, 2002 and were to be paid in cash. Principal amounts equal to at least 20% of the dollar trading volume for our common stock for the twenty trading day period immediately preceding the date of such payment were due initially monthly starting January 1, 2002 and could be paid by an offset against amounts due to us from Swartz as a result of common shares put to Swartz under the $25 million equity line of credit as discussed below. On January 28, 2002, we entered into an agreement with Swartz that extended the principal payments until June 1, 2002. As part of the consideration for additional advances and deferral of principal payments on the notes, we agreed to issue warrants to Swartz enabling them to purchase common stock equal to 20% of any common stock we issue to parties other than Swartz after January 28, 2002 for a period of five years unless the price of our common stock exceeds $1 per share then no additional warrants will be issued. The warrants issued are not registered with the SEC but do contain piggyback and demand registration rights under certain conditions.

At February 28, 2002, $1,440,000 had been advanced against the note of which an offset of $227,800 had been applied against the final put under the $30 million equity line of credit leaving a balance of $1,212,200 at February 28, 2002.

Also on November 5, 2001, we entered into a waiver and agreement with Swartz whereby Swartz is able to advance us multiple funds previous to the close of the first put under a $25 million equity line of credit as discussed in Note 6. Under this waiver, as well as subsequent waivers (see Note 6) we were committed to put, subject to volume limitations up to 10 million shares of our common stock. Pursuant to these waivers, we agreed to issue additional purchase warrant shares to be equal to the number of shares issued under the first put. Under the waivers, the purchase warrant shares were to be issued to Swartz as restricted shares subject to piggyback registration rights and were subject to repricings on each six month anniversary if 110% of the lowest closing bid price for the five days previous to the anniversary date was less than the initial or subsequent reset exercise prices. On January 7, 2002, we issued an interim warrant to purchase 3,630,940 shares of our common stock at an exercise price of $0.10 per common share which was exercisable at the earlier of ninety days or the close of the first put under the $25 million equity line of credit. The warrant to purchase up to 3,630,940 shares of our common stock issued to Swartz was valued using the Black-Scholes pricing model and the estimated fair value was recorded as debt discount. In addition, the warrants issuable to purchase up to 6,369,060 shares of our common stock were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was also recorded as debt discount. See Note 6 for discussion of the terms of the warrants. Also in connection with closing the $25 million equity line of credit, we issued to Swartz a commitment warrant to purchase 900,000 shares of our common stock as discussed further in Note 6. This warrant was valued on the issuance date using the Black-Scholes pricing model and the value was recorded as a debt discount. All debt discounts are to be amortized as additional interest expense over the projected term of the note payable. As of February 28, 2002, $834,929 has been reflected

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

as debt discount of which $285,357 and $349,175 was amortized to interest expense during the three and nine months ended February 28, 2002.

Advances against the note as of February 28, 2002		$1,440,000
Less amount applied against $30 million equity line of credit		(227,800)
Less debt discount
Total	834,929
Amount amortized to expense	(349,175)	(485,754)

Note payable at February 28, 2002		$726,446

On November 9, 2001, an offset of $227,800 from the sale of 2,500,000 shares of common stock was applied against the final put under the $30 million equity line of credit discussed below. The excess of the market value of the underlying 2,500,000 shares of common stock over the principal reduction of $227,800 was recorded as additional interest expense of $197,250 during the nine months ended February 28, 2002.

On March 12, 2002, we replaced and superceded the Secured Promissory Note with Swartz with an Amended Secured Promissory Note and Agreement with an effective date of October 9, 2001 and an Addendum to Amended Secured Promissory Note dated March 12, 2002. The amended note matures on October 9, 2002 and amounts outstanding under the note bear interest at the rate of 5% per annum. Upon mutual agreement between Swartz and ourselves, Swartz may advance additional amounts under the amended note. Per the addendum to the amended note, principal and interest payments are deferred until October 9, 2002.

As part of the consideration for entering into the above amended note, we agreed to issue warrants to Swartz related to each advance against the note. In connection with each advance, we shall issue to Swartz a warrant to purchase a number of shares of common stock equal to the amount of the advance multiplied by 8.25 at an initial exercise price equal to the lesser of the factor of (a) the average of the volume weighted average price per share, as defined by Bloomberg L.P., for each trading day in the period beginning on the date of the previous advance and ending on the trading day immediately preceding the date of the current advance multiplied by .70 or (b) the volume weighted average price per share minus $0.05.

The amended note also gives to Swartz the right of first refusal and rights to participate in subsequent debt or equity transactions entered into by us through March 15, 2003. On March 12, 2002, the warrant to purchase 3,630,940 shares of our common stock was cancelled and we issued warrants to purchase 10,000,650 shares of our common stock in accordance with the amended note agreement. In addition, if after March 12, 2002, we issue common stock to any parties other than Swartz, we are obligated to issue to Swartz warrants equal to 20% of the common stock so issued. For accounting purposes the above warrant exchange is considered a subsequent event and will be accounted for in the fourth fiscal quarter.

Subsequent to February 28, 2002, we received additional advances aggregating $350,000 and issued warrants to purchase additional shares of our common stock aggregating 2,888,150.

The note is secured by our assets.

6. INVESTMENT AGREEMENT

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

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

The registration statement went effective on June 23, 2000. Since the inception of the agreement through February 28, 2002, we received proceeds of $4,381,601 from the sale of 12,000,000 shares of common stock . Per the terms of the investment agreement, through February 28, 2002, we issued eight five-year warrants for 1,200,000 shares of common stock exercisable initially at prices ranging from $0.26 to $1.562.

On September 24, 2001, we entered into a waiver and agreement with Swartz whereby Swartz was able to advance us $227,800 prior to the close of the final put under the $30 million equity line of credit. The waiver and agreement extended the time of the put beyond twenty days and redefined the price of the put to be the lesser of the factor of (a) the volume weighted average price per share, as defined by Bloomberg L.P., for each day of the put multiplied by ..70 or (b) the volume weighted average price per share minus $0.05 multiplied by 20% of the acceptable daily volume as defined in the waiver. At the discretion of Swartz the 20% daily volume limitation could be increased up to 30% of the daily volume. In addition, the waiver included the issuance of a purchase warrant to purchase 2,125,000 shares of common stock at an initial exercise price of $0.0911. The purchase warrant shares were issued to Swartz as restricted shares subject to “piggyback” registration rights and are subject to repricings on each six month anniversary if 110% of the lowest closing bid price for the five days previous to the anniversary date is less than the initial or subsequent reset exercise prices. See Note 7 for further information on the warrants.

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

The price Swartz will pay for each share of common stock sold in a put is equal to the lesser of (i) the market price for each of the two consecutive ten business day periods beginning on the business day immediately following the day we invoke the put right minus $0.10, or (ii) X percent of the market price for each of the two ten day periods, where, X is equal to 90% if the market price is below $2.00 and 93% if market price is equal to or greater than $2.00. Market price is defined as the lowest closing bid price for the common stock during each of the two consecutive ten business day periods. However, the purchase price may not be less than the designated minimum per share price, if any, that we indicate in our notice.

Warrants. We issued to Swartz a commitment warrant to purchase up to 900,000 shares of our common stock concurrent with the execution of the investment agreement. This warrant is exercisable through September 17, 2006

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

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

Waiver and Agreement. On November 5, 2001, December 6, 2001, January 2, 2002, and February 6, 2002, we entered into four waivers and agreements with Swartz whereby Swartz was able to advance us multiple funds previous to the close of the first put of up to 10 million shares of common stock under this $25 million equity line of credit. The waivers and agreements extended the time of the put beyond twenty days and redefined the price of the put to be the lesser of the factor of (a) the volume weighted average price per share, as defined by Bloomberg L.P., for each day of the put multiplied by .70 or (b) the volume weighted average price per share minus $0.05 multiplied by 20% of the acceptable daily volume as defined in the waiver. At the discretion of Swartz the 20% daily volume limitation could be increased up to 30% of the daily volume. In addition, the waivers included the commitment to issue additional purchase warrant shares to be equal to the number of shares issued under the first put. Under these waivers, the purchase warrant shares were to be issued to Swartz as restricted shares subject to “piggyback” registration rights and were subject to repricings on each six month anniversary if 110% of the lowest closing bid price for the five days previous to the anniversary date is less than the initial or subsequent reset exercise prices. On January 7, 2002, we issued an interim warrant to purchase 3,630,940 shares of our common stock at an exercise price of $0.10. The interim warrant was exercisable the earlier of 90 days or the close of the first put under the $25 million equity line of credit. As discussed in Note 5, as of February 28, 2002, warrants to purchase an additional 6,369,060 shares of our common stock were issuable to Swartz.

On March 12, 2002, we entered into an amended waiver and agreement with Swartz which replaced and superseded the previous waivers and agreements discussed above. This amended waiver and agreement extended the time of the put beyond twenty days and redefined the price of the put to be the lesser of the factor of (a) the volume weighted average price per share, as defined by Bloomberg L.P., for each day of the put multiplied by .70 or (b) the volume weighted average price per share minus $0.05 multiplied by 20% of the acceptable daily volume as defined in the waiver. At the discretion of Swartz, the 20% daily volume limitation may be increased up to 30% of the daily volume. In addition, the amended waiver and agreement increased the intended put share amount for the first put to 14,100,000 shares, which is the total number of shares we have registered so far under the $25 million equity line of credit. On March 12, 2002, we cancelled the interim warrant to purchase 3,630,940 shares of our common stock as a result of entering into the amended secured note payable on March 12, 2002 as discussed in Note 5.

7. STOCKHOLDERS’ EQUITY (DEFICIT)

The following table summarizes equity transactions during the nine months ended February 28, 2002:

	Common
	Shares	Dollars

Balance June 1, 2001	57,535,411	$37,321,078
Warrants and options issued for services	—	57,500
Cancellation of options issued for prepaid services	—	(10,574)
Non-cash interest and debt discount related to warrants (Note 5)	—	1,032,179
Issuance of common stock	14,236,560	1,107,405
Issuance of common stock for services	2,200,000	198,000
Exercise of common stock warrants and options	241,666	73,833

Balance February 28, 2002	74,213,637	$39,779,421

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

At February 28, 2002, we had 82,500 options outstanding pursuant to our 1992 ISO Stock Option Plan exercisable at $1.325 per share expiring in 2005; 100,000 options outstanding pursuant to our 1992 NSO Stock Option Plan exercisable at $1.325 per share expiring beginning in 2005; 1,617,905 options outstanding pursuant to our 1996 Stock Option Plan exercisable at a range of $0.32 to $1.41 per share expiring beginning in 2001 through 2005; and 2,965,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.11 to $0.70 per share expiring beginning in 2006 through 2007.

Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

The 2001 Stock Option Plan was approved by our shareholders at our annual meeting on October 11, 2001. The market price of our stock on October 11, 2001, the measurement date, was $0.17. As the exercise prices of the options under the 2001 Stock Option Plan granted before the approval date exceeded the market value of our stock on the measurement date, there was no compensation recorded for the grants made prior to approval.

At February 28, 2002, we had warrants outstanding exercisable into 9,074,765 common shares at exercise prices ranging from $0.048 to $1.12 per share expiring beginning in 2002 through 2007. During the nine months ended February 28, 2002, we issued warrants to purchase 7,794,242 shares of common stock of which warrants to purchase 7,644,242 shares of common stock are subject to repricings at the six month anniversary of the issuance of the warrant. At each anniversary date the warrants will be repriced to the lesser of the initial exercise price or 110% of the lowest closing bid price of our common stock for the five trading days ending on such six month anniversary date of the date of issuance. As of February 28, 2002, warrants to purchase 2,252,219 shares of common stock with initial exercise prices ranging from $0.26 to $1.09 have been repriced to exercise prices ranging from $0.077 to $0.22.

As discussed in Note 5, subsequent to February 28, 2002, we cancelled the warrant to purchase 3,630,940 shares of our common stock and issued warrants to acquire 12,888,800 shares of our common stock. As a result, as of April 12, 2002, warrants to purchase 8,942,657 shares of our common stock are subject to our shareholders approving an increase in the amount of our authorized common stock. We have a shareholders meeting scheduled for May 6, 2002 at which time, we will seek approval to increase our authorized shares from 100,000,000 shares to 200,000,000 shares.

As of February 28, 2002, as a result of the trading volume of our common stock, Swartz was committed under the waiver agreements to the $25 million equity line of credit (see Note 6) to purchase at least 6,847,880 shares of our common stock which have been reflected as outstanding at February 28, 2002. These shares have been reflected in stockholders’ equity (deficit) at par value as the first put has not closed and the sales price is not known (see Note 6 for discussion). These shares are included in the weighted average number of shares in calculating the loss per share. As of April 8, 2002, as a result of the trading volume of our common stock, Swartz is committed to purchase at least 2,450,620 additional shares of our common stock under the waiver agreement to the $25 million equity line of credit.

See Note 5 for discussion of warrants issued subsequent to February 28, 2002 and commitments to issue additional warrants.

In December 2001, we entered into a series of agreements with iCapital Corporation (“iCapital”) and several principals of iCapital whereby they will provide consulting services through December 2002 to help structure financing, provide innovative capital resources, identify and assist with merger and acquisition opportunities and advise us on other strategic decisions. In January 2002, based on meeting several performance criteria, we issued to iCapital and the principals of iCapital 2,200,000 shares of our common stock as compensation for the consulting services. During the three and nine months ended February 28, 2002, we recorded $198,000, the value of the common stock on the day it was issued, as a prepaid expense and additional paid-in capital and amortized to expense

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

$49,500 as non-cash compensation.

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

A former employee had filed a claim in arbitration seeking the right to exercise terminated options. We have settled with the former employee without the necessity of going to arbitration. The amount of the settlement was $37,500 which is payable in four equal monthly payments starting in April 2002. The settlement was accrued during the quarter ended February 28, 2002.

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

Management denies Mr. Blum’s claims and contends it exercised its business judgment for legitimate nondiscriminatory reasons. In accordance with his employment agreement, we may be obligated to pay him between $0 and $368,000 as severance pay. We intend to vigorously defend our position in this case.

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

Our results of operations have been and may continue to be subject to significant variations. The results for a particular period may vary due to a number of factors. These include:

•	Our major product line has had limited revenues

•	We have incurred significant losses and may continue to do so

•	Our independent certified public accountants have added an explanatory paragraph to their opinion in which they expressed substantial doubt about our ability to continue as a going concern

•	The price and the trading volume of our common stock have an effect on the amount of capital we can raise

•	We will require additional financing

•	We will need to increase our authorized shares

•	Large block sales of our stock may decrease the price of our stock

•	We may be impacted as a result of terrorism

•	Our products may not be completed on time

•	The market in which we operate is highly competitive

•	Protection of our intellectual property is limited; there is a risk of claims for infringement

•	Our products are dependent on the Internet and Java

•	Our stock is subject to penny-stock rules

Critical Accounting Policies

     We believe that the following represent our critical accounting policies:

Property, Equipment and Depreciation

     Property and equipment are stated at cost. Depreciation is computed over the estimated useful life of three to five years using the straight-line method. Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We continuously evaluate the recoverability of our long-lived assets based on estimated future cash flows from and the estimated fair value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

Patents and Trademarks

     Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of four years. The carrying value of patents and trademarks is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.

Research and Development Costs

     Research and development costs are expensed as incurred.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During the nine months ended February 28, 2002, based upon information then available, we revised our estimates regarding the recovery of our inventories. As a result, we increased existing reserves for obsolescence by $149,433.

Results of Operations for the Three Months Ended February 28, 2002 and February 28, 2001

     Net sales. Total net sales for the third fiscal quarter ended February 28, 2002 decreased 93.0% to $4,620 from $66,045 for the corresponding period of the previous fiscal year. This decrease was due to the final buys on our matured communication products having been substantially completed. We informed our customers that we would no longer be manufacturing these products after this last buy opportunity and are attempting to find a buyer for this group of products. We are currently expending our efforts on marketing and sale of our microprocessor technology. The microprocessor technology generated minimal revenue during the second fiscal quarter ended February 28, 2002. We anticipate that future revenue will be derived from up front license fees and royalties as a result of the shift in focus to the commercialization of our microprocessor and related technology intellectual property. Previously we focused primarily on the sale of silicon products. We cannot estimate when significant revenue will be generated from the microprocessor technology.

     Cost of sales. Cost of sales as a percentage of net sales decreased to 47.5% in the third fiscal quarter ended February 28, 2002 compared to 163.0% for the corresponding period of the previous fiscal year. This significant decrease was due to minimal sales during the third quarter enabling us to make use of previously written off inventory. The write-down of the inventory to zero during the second fiscal quarter was a result of not being able to find a buyer for the communication product line and our decision to focus future company revenue on the sale of licenses and intellectual property related to our microprocessor technology versus the sale of microprocessor silicon and related products. The winding down of the communication product line does not impair any of our other assets.

     Research and development expenses decreased 52.8% from $546,782 for the third fiscal quarter ended February 28, 2001 compared to $257,795 for the third fiscal quarter ended February 28, 2002. This decrease was due to a reduction in consulting services compared to the previous fiscal year related to the development of a new soft core version of the microprocessor technology in the amount of $42,575, a reduction in payroll expense as a result of downsizing the department by six individuals during the second and third fiscal quarters in an amount of $180,892, a reduction in the maintenance fees for support of the Java virtual machine and tool expense related thereto in the amount of $20,490, and a general reduction in expenses related to the reduced sales activities.

     Selling, general and administrative expenses decreased 9.5% to $709,334 for the third fiscal quarter ended February 28, 2002 compared to $776,805 for the third fiscal quarter ended February 28, 2001. This decrease was due primarily to recognizing consulting expense of $49,500 as discussed in Note 7 to the unaudited consolidated financial statements and accrued settlement costs of $37,500 as discussed in Note 9 to the unaudited consolidated financial statements during the third fiscal quarter offset by a reduction in personnel and consulting costs related to executive, marketing and sales activities in the amount of $191,358 as a result of downsizing the company during the second fiscal quarter; and a general reduction in expenses related to the reduced sales activities.

     Other expense for the third fiscal quarter ended February 28, 2002, $295,973, compared to other income of $12,509 for the corresponding period of the previous fiscal year. This change resulted primarily from the recognition of non-cash interest expense of $285,357 related to the amortization of the debt discount associated with the issuance of warrants under a secured note payable in the third fiscal quarter ended February 28, 2002 compared to the recognition of $12,509 of interest income during the corresponding period of the previous fiscal year.

Results of Operations for the Nine months Ended February 28, 2002 and February 28, 2001

     Net sales. Total net sales for the first nine months ended February 28, 2002 increased 34.5% to $326,509 from $242,769 for the corresponding period of the previous fiscal year. This increase was due to the final buys on our matured communication products. We informed our customers that we would no longer be manufacturing these products after this last buy opportunity and are attempting to find a buyer for this group of products. We are currently expending our efforts on marketing and sale of our microprocessor technology. The microprocessor technology generated minimal revenue during the first nine months ended February 28, 2002. We anticipate that future revenue will be derived from up front license fees and royalties as a result of the shift in focus to the commercialization of our microprocessor and related technology intellectual property. Previously we focused primarily on the sale of silicon products. We cannot estimate when significant revenue will be generated from the microprocessor technology.

     Cost of sales. Cost of sales as a percentage of net sales decreased to 120.1% for the nine months ended February 28, 2002 compared to 146.3% for the corresponding period of the previous fiscal year. This decrease was due to the significant increase in net sales as a result of the last buy of communication products as discussed above partially offset by a write-down in inventory of $149,433. The write-down of the inventory to zero is a result of not being able to find a buyer for the communication product line and our decision to focus future company revenue on the sale of licenses and intellectual property related to our microprocessor technology versus the sale of microprocessor silicon and related products.

     Research and development expenses decreased 30.7% from $1,628,954 for the nine months ended February 28, 2001 compared to $1,129,042 for the nine months ended February 28, 2002. This decrease was due primarily to a reduction in consulting services compared to the previous fiscal year related to the development of a new soft core version of the microprocessor technology in an amount of $168,957, a reduction in payroll expense in an amount of $160,180, a reduction in the maintenance fees for support of the Java virtual machine and tool expense related thereto in the amount of $56,196, and a general reduction in expenses related to the reduced sales activities.

     Selling, general and administrative expenses increased 21.7% to $2,101,746 for the nine months ended February 28, 2002 compared to $1,726,350 for the nine months ended February 28, 2001. This increase was due primarily to an increase in personnel costs related to executive, marketing and sales activities including several new employee positions in an amount of $210,517; an increase in legal, accounting and shareholder expenses related to our annual meeting, filing of a registration statement and responding to several lawsuits filed against us during the nine months ended February 28, 2002 in an aggregate amount of $234,150; an increase in the reserve for doubtful accounts receivable of $50,600; and a reduction in consulting expenses in an amount of $205,864.

     Other expense for the nine months ended February 28, 2002, $569,764, compared to other income of $41,719 for the corresponding period of the previous fiscal year. This change resulted primarily from the recognition of non-cash interest expense of $349,175 related to the amortization of the debt discount associated with the issuance of warrants under the secured note payable and equity line of credit and additional interest expense of $197,250 related to the excess of the market price over the carrying value of the common shares sold to Swartz for which the proceeds were applied to the note payable balance (see Note 5 to the consolidated financial statements) in the nine months ended February 28, 2002 compared to the recognition of $44,135 of interest income during the corresponding period of the previous fiscal year.

Liquidity and Capital Resources

     In connection with their report on our consolidated financial statements as of and for the year ended May 31, 2001, BDO Seidman, LLP, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flow from operations.

     At February 28, 2002, we had deficit working capital of $1,013,311 and cash and cash equivalents of $9,606. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $454,744 during the nine months ended February 28, 2002 due to net cash used in operations of $2,952,871 and additions to property, equipment and patents, net of $47,429 offset by funds generated primarily from the exercise of warrants and options to purchase common stock of $73,833, proceeds from a note payable of $1,440,000 and the sale of common stock under an investment agreement and to individual investors of $879,605. The net cash used in operations was $2,952,871 for the nine months ended February 28,

2002 compared to $3,682,475 for the corresponding period of the previous fiscal year. The decrease in cash required in operations was due primarily to a $271,636 difference in net loss as adjusted to reconcile to cash used in operating activities coupled with a $275,760 difference in the cash generated and sales of inventory between the two periods. Cash used in investing activities was $47,429 for the nine months ended February 28, 2002 compared to $226,289 for the corresponding period of the previous fiscal year. This decrease in cash required for investing activities was due primarily to a note receivable for $80,000 coupled with corporate office remodeling costs incurred during the corresponding period of the previous fiscal year. Cash provided by financing activities was $2,545,556 for the nine months ended February 28, 2002 compared to $1,972,570 for the corresponding period of the previous fiscal year. This increase was primarily the result of the issuance of short term notes payable during the current fiscal period.

     As of April 12, 2002, we have 81,465,757 shares of common stock outstanding, 5,513,985 common shares reserved for the issuance of shares on the exercise of stock options, and 21,962,915 common shares reserved for the issuance of shares on the exercise of warrants. The total shares outstanding and reserved are in excess of our total authorized shares of 100,000,000 by a total of 8,942,657 shares. Accordingly, the issuance of this amount of shares on the exercise of warrants is subject to our shareholders increasing the number of authorized shares. We have scheduled a special meeting of shareholders for May 6, 2002 to request the increase in the authorized number of common shares from 100,000,000 to 200,000,000.

     We estimate our current cash requirements to sustain our operations for the next twelve months through February 2003 to be $2.6 million. Since we are attempting to sell the communications product line, we are assuming that there will be no communications product revenue beyond what was recognized during our first three fiscal quarters of 2002 that ended on February 28, 2002. We also have a note payable to Swartz of $1,212,000 at February 28, 2002. In addition to limitations based on trading volume and market price of the common stock, our ability to obtain equity financing under the $25 million equity line of credit (see Note 6 to the unaudited consolidated financial statements) is dependent on our having registered an adequate number of shares to sell to Swartz Private Equity, LLC (“Swartz”). As of February 28, 2002, we have 14,100,000 registered shares remaining to sell to Swartz under the registration statement that became effective on November 5, 2001. On April 11, 2002, the accumulated trading volume of our common stock for the first put under the $25 million equity line of credit equaled 47 million shares. If Swartz exercises their right to purchase 30% of the trading volume, then the first put would be complete, the number of registered shares would be exhausted and $1,073,340 would be available to offset the Amended Secured Promissory Note. At Swartz’s discretion, they may elect to purchase a minimum of 20% of the trading volume which would mean the first put would continue beyond April 11, 2002, however, at the current market price and assuming adequate market volume, we estimate that by May 2002, we will need to register additional shares under the current registration statement or complete a proposed private placement that is being negotiated. We will need to get shareholder approval to increase the authorized number of shares to be able to accomplish the additional share registration required under either the $25 million equity line of credit or the proposed private placement that is being negotiated.

     The terms of the $25 million equity line of credit, including limitations on the amount of shares that can be sold to Swartz based on the trading volume and market price of the common stock, and a proposed private placement, may not provide funds sufficient to meet our cash requirements. In addition, there is no assurance that we will obtain the necessary shareholder approval to increase the authorized shares or that we will complete the proposed private placement being negotiated. On November 5, 2001, we entered into a secured note payable and a waiver and agreement with Swartz whereby Swartz is able to advance us monies previous to the close of the first put under the $25 million equity line of credit. As of February 28, 2002, we have received an aggregate of $1,440,000 principal against this note of which, on November 9, 2001, $227,800 was applied to the final put under the $30 million equity line of credit (see Note 5 to the unaudited consolidated financial statements). Subsequent to February 28, 2002, we have received an additional $350,000 against the note which may be applied against the first and future puts under the $25 million equity line of credit and an initial advance of $125,000 against a new private placement which is still being negotiated. As of March 12, 2002, we entered into four additional similar waivers with Swartz under which we are committed to put and Swartz is committed to purchase, subject to volume limitations, up to 14.1 million shares of our common stock. These waivers are discussed further in Note 6 to the unaudited consolidated financial statements. In order to meet our cash requirements, we may need to receive additional advances from Swartz, secure short-term debt, private placement debt and/or equity financings with individual or institutional investors. In addition to the cost reduction plan implemented during the second fiscal quarter, including the reduction in personnel, we may need to make additional cost reductions if our cash requirements cannot be met from external sources. Based on the above assumptions, we expect that the funds available from the first put under the $25 million equity line of credit will not be adequate to repay the note to Swartz. Unless additional shares of common stock are registered, we will not be able to sell additional shares under the $25 million equity line of credit. As a result, we expect that the $2.6 million requirement will be provided by:

•	an advance from Swartz of $350,000 which was funded subsequent to the quarter ended February 28, 2002;

•	an initial advance of $125,000 against a new private placement which is still being negotiated;

•	additional funds under the $25 million equity line of credit- only if the shareholders approve increasing our shares of common stock, we are successful in registering additional shares of common stock, limitations based on trading volume and market price of the common stock allow adequate funding, and such available funding exceeds the remaining balance of the note payable to Swartz;

•	proceeds from the exercise of outstanding stock options and warrants; and

•	additional debt and/or equity financings.

In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. We also have remaining a $400,000 accounts receivable factoring agreement with our bank; however, we have no eligible accounts receivable to factor as of February 28, 2002.

     We anticipate our future revenue to be derived primarily from the sale of licenses and royalties. To receive this revenue, we may require additional equipment, fabrication, components and supplies during the next twelve months to support potential customer requirements and further develop our technologies. Product introductions such as those currently underway for the Ignite I and JUICEtechnology may require significant product launch, marketing personnel and other expenditures that cannot be currently estimated. Further, if expanded development is commenced or new generations of microprocessor technology are accelerated beyond current plans, additional expenditures we cannot currently estimate, may be required. It is possible therefore, that higher levels of expenditures may be required than we currently contemplate resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise.

     We have initiated an acquisition program which, if successful, may require additional funding. Currently we are reviewing one target candidate, Aspect Semiquip International. We are attempting to secure financing for this acquisition should the conclusion of our due diligence review indicate that the acquisition could benefit us.

     Based on our current plan and assumptions, we anticipate that we will be able to meet our cash requirements for the next twelve months. We anticipate meeting our cash needs as follows:

Cash available:
Cash available at February 28, 2002	$9,606
Subsequent advances
Swartz	350,000
Private placement being negotiated	125,000

Available cash under existing agreements	$484,606

Cash needs:
Estimated needs	$2,600,000
Note payable to Swartz at April 12, 2002	1,562,200

Total	4,162,200
Estimated proceeds from first put under Equity Line of Credit based on 30% advance	(1,073,340)

Required funds from external sources	$3,088,860

As shown above, we need to obtain $3,088,860. Any additional funding under the existing $25 million equity line of credit is dependent on many factors, including the increase in our authorized common stock. However, if we are not able to meet our current plan to obtain approval to increase our authorized common shares, there can be no assurance that any funds required during the next twelve months or thereafter can be generated from sales of common stock under the existing $25 million equity line of credit or that we will be able to secure additional debt or equity financing. The lack of additional capital could force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Further, there can be no assurance that we will be able to timely receive shareholder approval to increase the number of authorized shares or that required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. As such, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

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

     The price Swartz will pay for each share of common stock sold in a put is equal to the lesser of (i) the market price for each of the two consecutive ten business day periods beginning on the business day immediately following the day we invoked the put right minus $0.10, or (ii) X percent of the market price for each of the two ten day periods, where, X is equal to 90% if the market price is below $2.00 and 93% if market price is equal to or greater than $2.00. Market price is defined as the lowest closing bid price for the common stock during each of the two consecutive ten business day periods. However, the purchase price may not be less than the designated minimum per share price, if any, that we indicated in our notice.

     For example, suppose for our first put we provide a put notice to Swartz, and that we set the threshold price at $0.10 per share, below which we will not sell any shares to Swartz during the pricing periods. Suppose further that the total daily trading volume for the 20 trading days immediately preceding the put date is 2,400,000 shares with no block trades which exceeds “X” shares, where “X” equals the lesser of 100,001 shares or 25% of that day’s Trading Volume. Under these hypothetical numbers, the maximum amount of shares that could be sold to Swartz is as follows:

•	the total trading volume for the 20 days prior to our put notice (2,400,000 shares) multiplied by 20% equals 480,000.

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

     Waiver and Agreement. On November 5, 2001, December 6, 2001, January 2, 2002, and February 6, 2002, we entered into four waivers and agreements with Swartz whereby Swartz was able to advance us multiple funds previous to the close of the first put of up to 10 million shares of common stock under this $25 million equity line of credit. The waivers and agreements extended the time of the put beyond twenty days and redefined the price of the put to be the lesser of the factor of (a) the volume weighted average price per share, as defined by Bloomberg L.P., for each day of the put multiplied by .70 or (b) the volume weighted average price per share minus $0.05 multiplied by 20% of the acceptable daily volume as defined in the waiver. At the discretion of Swartz the 20% daily volume limitation could be increased up to 30% of the daily volume. In addition, the waivers included the commitment to issue additional purchase warrant shares to be equal to the number of shares issued under the first put. Under these waivers, the purchase warrant shares were to be issued to Swartz as restricted shares subject to “piggyback” registration rights and were subject to repricings on each six month anniversary if 110% of the lowest closing bid price for the five days previous to the anniversary date is less than the initial or subsequent reset exercise prices. On January 7, 2002, we issued an interim warrant to purchase 3,630,940 shares of our common stock at an exercise price of $0.10. The interim warrant was exercisable the earlier of 90 days or the close of the first put under the $25 million equity line of credit. As discussed in Note 5 to the consolidated financial statements, as of February 28, 2002, warrants to purchase an additional 6,369,060 shares of our common stock were issuable to Swartz.

     On March 12, 2002, we entered into an amended waiver and agreement with Swartz which replaced and superseded the previous waivers and agreements discussed above. This amended waiver and agreement extended the time of the put beyond twenty days and redefined the price of the put to be the lesser of the factor of (a) the volume weighted average price per share, as defined by Bloomberg L.P., for each day of the put multiplied by .70 or (b) the volume weighted average price per share minus $0.05 multiplied by 20% of the acceptable daily volume as defined in the waiver. At the discretion of Swartz, the 20% daily volume limitation may be increased up to 30% of the daily volume. In addition, the amended waiver and agreement increased the intended put share amount for the first put to 14,100,000 shares, which is the total number of shares we have registered so far under the $25 million equity line of credit. On March 12, 2002, we cancelled the interim warrant to purchase 3,630,940 shares of our common stock as a result of entering into the amended secured note payable on March 12, 2002 as discussed in Note 5 to the unaudited consolidated financial statements.

Note Payable

     On November 5, 2001, we entered into a Secured Promissory Note with Swartz. The note was to mature on November 5, 2002. The initial amount of the note was $565,000 and had an interest rate of 5% per annum. Upon mutual agreement between Swartz and ourselves, Swartz may advance additional amounts under the note. Interest payments were due monthly starting January 1, 2002 and were to be paid in cash. Principal amounts equal to at least 20% of the dollar trading volume for our common stock for the twenty trading day period immediately preceding the date of such payment were due initially monthly starting January 1, 2002 and could be paid by an offset against amounts due to us from Swartz as a result of common shares put to Swartz under the $25 million equity line of credit as discussed below. On January 28, 2002, we entered into an agreement with Swartz that extended the principal payments until June 1, 2002. As part of the consideration for additional advances and deferral of principal payments on the notes, we agreed to issue warrants to Swartz enabling them to purchase common stock equal to 20% of any common stock we issue to parties other than Swartz after January 28, 2002 for a period of five years unless the price of our common stock exceeds $1 per share then no additional warrants will be issued. The warrants issued are not registered with the SEC but do contain piggyback and demand registration rights under certain conditions.

     At February 28, 2002, $1,440,000 had been advanced against the note of which an offset of $227,800 had been applied against the final put under the $30 million equity line of credit leaving a balance of $1,212,200 at February 28, 2002.

     Also on November 5, 2001, we entered into a waiver and agreement with Swartz whereby Swartz is able to advance us multiple funds previous to the close of the first put under a $25 million equity line of credit as discussed in Note 6 to the unaudited consolidated financial statements. Under this waiver as well as subsequent waivers (see Note 6 to the unaudited consolidated financial statements) we were committed to put, subject to volume limitations, up to 10 million shares of our common stock. Pursuant to these waivers, we agreed to issue additional purchase warrant shares to be equal to the number of shares issued under the first put. Under the waivers, the purchase warrant shares were to be issued to Swartz as restricted shares subject to piggyback registration rights and were subject to repricings on each six month anniversary if 110% of the lowest closing bid price for the five days previous to the anniversary date was less than the initial or subsequent reset exercise prices. On January 7, 2002, we issued an interim warrant to purchase 3,630,940 shares of our common stock at an exercise price of $0.10 per common share which was exercisable at the earlier of ninety days or the close of the first put under the $25 million equity line of credit. The warrant to purchase up to 3,630,940 shares of our common stock issued to Swartz was valued using the Black-Scholes pricing model and the estimated fair value was recorded as debt discount. In addition, the warrants issuable to purchase up to 6,369,060 shares of our common stock were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was also recorded as debt discount. See Note 6 to the unaudited consolidated financial statements for discussion of the terms of the warrants. Also in connection with closing the $25 million equity line of credit, we issued to Swartz a commitment warrant to purchase 900,000 shares of our common stock as discussed further in Note 6 to the unaudited consolidated financial statements. This warrant was valued on the issuance date using the Black-Scholes pricing model and the value was recorded as a debt discount.

     All debt discounts are to be amortized as additional interest expense over the projected term of the note payable. As of February 28, 2002, $876,000 has been reflected as debt discount of which $288,400 and $352,218 was amortized to interest expense during the three and nine months ended February 28, 2002.

Advances against the note as of February 28, 2002		$1,440,000
Less amount applied against $30 million equity line of credit		(227,800)
Less debt discount
Total	876,000
Amount amortized to expense	(352,218)	(523,782)

Note payable at February 28, 2002		$688,418

     On November 9, 2001, an offset of $227,800 from the sale of 2,500,000 shares of common stock was applied against the final put under the $30 million equity line of credit discussed below. The excess of the market value of the underlying 2,500,000 shares of common stock over the principal reduction of $227,800 was recorded as additional interest expense of $197,250 during the nine months ended February 28, 2002.

     On March 12, 2002, we replaced and superceded the Secured Promissory Note with Swartz with an Amended Secured Promissory Note and Agreement with an effective date of October 9, 2001 and an Addendum to Amended Secured Promissory Note dated March 12, 2002. The amended note matures on October 9, 2002 and amounts outstanding under the note bear interest at the rate of 5% per annum. Upon mutual agreement between Swartz and ourselves, Swartz may advance additional amounts under the amended note. Per the addendum to the amended note, principal and interest payments are deferred until October 9, 2002.

     As part of the consideration for entering into the above amended note, we agreed to issue warrants to Swartz related to each advance against the note. In connection with each advance, we shall issue to Swartz a warrant to purchase a number of shares of common stock equal to the amount of the advance multiplied by 8.25 at an initial exercise price equal to the lesser of the factor of (a) the average of the volume weighted average price per share, as defined by Bloomberg L.P., for each trading day in the period beginning on the date of the previous advance and ending on the trading day immediately preceding the date of the current advance multiplied by .70 or (b) the volume weighted average price per share minus $0.05.

     The amended note also gives to Swartz the right of first refusal and rights to participate in subsequent debt or equity transactions entered into by us through March 15, 2003. On March 12, 2002, the warrant to purchase 3,630,940 shares of our common stock was cancelled and we issued warrants to purchase 10,000,650 shares of our common stock in accordance with the amended note agreement. In addition, if after March 12, 2002, we issue common stock to any parties other than Swartz, we are obligated to issue to Swartz warrants equal to 20% of the common stock so issued. For accounting purposes the above warrant exchange is considered a subsequent event and will be accounted for in the fourth fiscal quarter.

     Subsequent to February 28, 2002, we received additional advances aggregating $350,000 and issued warrants to purchase additional shares of our common stock aggregating 2,888,150.

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

     Our previous business combinations were accounted for using the pooling-of-interests method. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of SFAS No. 141 and No. 142 will not affect the results of past acquisition transactions. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. We will be required to reassess the useful lives of our intangible assets within the first fiscal quarter of 2003.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the fiscal year ending May 31, 2003. We believe the adoption of this statement will have no material impact on our financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

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

     The status of these three major technologies is as follows:

•	Ignite I microprocessor technology. This technology is generating minor amounts of revenue from the sale of evaluation boards, microprocessors and initial license fees related to the intellectual property. We have ported the VxWorks operating system and the Sun Microsystems personalJava virtual machine to the microprocessor. Although we anticipate the sales of licenses and royalties from the microprocessor technology will be our main product line, it currently accounted for less than 1% of our revenue for the nine months ended February 28, 2002.

•	High-speed data communications. Revenue from this technology was generated primarily from mature communication products that completed their life cycles. We have decided to concentrate our efforts on the Ignite I microprocessor technology and have discontinued the sale of communication products subsequent to the last buys that were shipped during the nine months ended February 28, 2002. We are currently attempting to sell this product line. Although the communications product line accounted for almost all of the revenue shipped during the first nine months ended February 28, 2002, future revenue will come from our microprocessor technologies.

•	Radar and antenna. We sold the gas plasma antenna technology in August 1999. Our radar technology has not generated any revenue and we have suspended further development of this technology in order to concentrate our resources on the Ignite I microprocessor technology.

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

     A former employee had filed a claim in arbitration seeking the right to exercise terminated options. We have settled with the former employee without the necessity of going to arbitration. The amount of the settlement was $37,500 which is payable in four equal monthly payments starting in April 2002. The settlement was accrued during the quarter ended February 28, 2002.

     In September 2001, an action was filed against us in the Superior Court of San Diego County, California by Richard G. Blum, our former Chairman, President and Chief Executive Officer. Mr. Blum contends that he was wrongfully terminated on August 5, 2001 in violation of his employment agreement dated December 1, 2000. He seeks damages for the alleged breach of his employment agreement, age discrimination, as well as other related claims. Management denies Mr. Blum’s claims and contends it exercised its business judgment for legitimate nondiscriminatory reasons. In accordance with his employment agreement, we may be obligated to pay him between $0 and $368,000 as severance pay. We intend to vigorously defend our position in this case.

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

Item 2. Changes in Securities

(a)  We offered and sold the following common stock, either for cash or in consideration of services rendered as indicated below, without registration under the Securities Act of 1933, as amended, and exemption for such sales from registration under the Act is claimed in reliance upon the exemption provided by Section 4(2) thereof on the basis that such offers and sales were transactions not involving any public offering. Appropriate precautions against transfer have been taken, including the placing of a restrictive legend on all certificates evidencing such securities. All such sales were effected without the aid of underwriters, and no sales commissions were paid.

		Number of Common	Aggregate Purchase	Purchase Price Per
Name	Date of Sale	Shares	Price	Share

Robert Crawford	January 22, 2002	400,000	$34,001	$0.085 Cash
William Crawford	January 22, 2002	400,000	$34,000	$0.085 Cash
iCapital Corporation	January 25, 2002	1,000,000	$90,000	$0.09 Services

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits — NONE

(b)  Reports on Form 8-K — We did not file a report on Form 8-K for the quarter ended February 28, 2002. We did file a report on Form 8-K on March 14, 2002 announcing the appointment of a new President and Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT SCIENTIFIC CORPORATION

Date: April 22, 2002	By:	/s/ LOWELL W. GIFFHORN

Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)