Form 10-K
period 2002-05-31
PATRIOT SCIENTIFIC CORP
filed 2002-08-28
CIK 836564

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2002
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-22182

PATRIOT SCIENTIFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-1070278

(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

10989 Via Frontera, San Diego, California	92127

(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (858) 674-5000

Securities registered under Section 12(b) of the Exchange Act: NONE
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.00001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on August 26, 2002 was $4,821,423 based on a closing bid price of $0.065 as reported on the OTC Electronic Bulletin Board system.

At August 26, 2002, 81,465,757 shares of common stock, par value $.00001 per share (the registrant’s only class of voting stock) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, and we desire to take advantage of the “safe harbor” provisions thereof. Therefore, we are including this statement for the express purpose of availing ourselves of the protections of such safe harbor with respect to all of such forward-looking statements. The forward-looking statements in this Report reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the absence of significant revenues, a history of losses, no assurance that technology can be completed or that our completion will not be delayed, significant competition, the uncertainty of patent and proprietary rights, uncertainty as to royalty payments and indemnification risks, possible adverse effects of future sales of shares on the market, trading risks of low-priced stocks and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

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

     We develop, market, and sell microprocessors, our technology behind the microprocessors, and complimentary products which enable computers and other data processing devices to communicate. These products can be used to connect to the Internet or other telecommunication networks. The microprocessor technology product line accounted for approximately 3% of our revenue in fiscal 2002. The balance of our 2002 revenue was generated from a communication product line that, subsequent to a completed last buy program, is generating minimal revenue. We also have a patent for special radar technology which, if fully developed, may allow a potential licensee to penetrate the ground or structures to find various objects. We also owned gas plasma antenna technology which we sold for $250,000 in August 1999. We potentially could receive up to an additional $250,000 from the sale of the gas plasma technology in the form of royalties. Our strategy is to exploit our microprocessor technologies through product sales, licensing, and strategic alliances.

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

Business

     Organization and Corporate Development. Our business involves the following technologies:

•	Ignite microprocessor technology,

•	JUICEtechnology,

•	high-speed data communications technology, and

•	radar technology.

     The stages of development of our technologies is as follows:

•	Ignite microprocessor. This technology is generating minor amounts of revenue from the sale of development boards, microprocessors and initial license fees related to the microprocessor application. We run the technology on a 0.35-micron microprocessor, which is in current production. We have ported the WindRiver VxWorks operating system and the Sun Microsystems personalJava virtual machine to the microprocessor. In addition, the technology is available for sale as intellectual property which enables the prospective customer to incorporate the microprocessor functions with other parties’ applications to arrive at a system on a chip solution. Although we anticipate the Ignite technology to be our main product line, it currently accounts for only 3% of our revenue in fiscal year 2002.

•	JUICEtechnology. This technology was introduced to address the need to conserve power in embedded applications by varying the speed at which any microprocessor processes data. By varying the speed of the microprocessor, battery life can be significantly expanded thereby enhancing the users internet experience on a variety of handheld devices including cell phones, smart phones, pocket PCs and personal digital assistants. There has been no revenue generated from this product as of yet.

•	High-speed data communications. Revenue from this technology was phased out during fiscal year 2002 as a result of the products reaching the end of their life cycles. During fiscal 2002 we initiated a last time buy program and except for minor repeat orders have discontinued to sell this product line. We have decided to concentrate our efforts on the Ignite microprocessor and JUICEtechnology. Although the communications product line accounted for approximately 97% of our fiscal year 2002 revenue, we anticipate that the Ignite microprocessor and JUICEtechnology will be our main product lines in the future.

•	Radar and antenna. We sold the gas plasma antenna technology in August 1999. Our radar technology has not generated any revenue and we have suspended further development of this technology in order to concentrate our resources on our Ignite and JUICEtechnology products.

     Due to our small size and staffing overlaps among the technologies, certain personnel may work on any or all of our technologies from time to time.

     During at least the last three years, we have focused the majority of our efforts on the Ignite and high-speed data communications technologies. The Ignite technology is targeted for the embedded controller and Java language processor marketplaces.

     Internet Growth and the Emergence of the Java Programming Language. The Internet is a global web of computer networks. This “network of networks” allows computers connected to the Internet to “talk” to one another. The Internet provides organizations and individuals with new means to conduct business. Commercial uses of the Internet include business-to-business and business-to-consumer transactions, product marketing, advertising, entertainment, electronic publishing, electronic services and customer support. We believe that organizations will also increasingly use the Internet and private Intranet networks to improve communications, distribute information, lower operating costs and change operations. Use of the Internet has grown rapidly impacting computer hardware, software and peripheral industries. The rapid growth in popularity of the Internet is in part due to continuing penetration of computers and modems into U.S. households, growth of the informational, entertainment and commercial applications and resources of the Internet, the growing awareness of such resources among individuals, and the increasing availability of user-friendly navigational and utility tools which enable easier access to the Internet’s resources.

     The growth of the Internet and corporate Intranets is creating a demand for hardware, software and peripherals. Software, such as Java, has been developed to serve the requirements of Internet users.

     Java is a programming language that was originally developed for personal digital assistant devices and television set top boxes. It was formally announced as an object-oriented language for the Internet in May 1995 by Sun Microsystems Inc. A large number of major computer, software, browser and on-line service provider companies have licensed the Java language. Accordingly, Java is a fundamental platform for Internet related applications. A significant number of Java applications, or applets, are now available on the Internet. These applications not only enhance web pages but also perform many functions of traditional computer software programs. Our Ignite technology lends itself to potential markets in which the use of Java is prevalent.

     With Java, data and programs do not have to be stored on the user’s computer, but can reside anywhere on the Internet to be called upon as needed. Among its various attributes, two key features of Java are (1) its ability to run on a variety of computer operating systems thus avoiding the problem of incompatibility across networks, and (2) security, because Java enables the construction of virus-resistant, tamper-resistant systems by using resource-access control and public-key encryption. Because of Java’s useful features, it has also become a popular programming language for embedded applications.

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

     The growth of Java is causing a number of companies to consider it as a basis for a new style of computing tailored to the Internet and not encumbered by the limitations of, or requiring, traditional computer operating systems. The concept is to design inexpensive access devices to communicate via the Internet.

Our Microprocessor Technology.

     General Background. In 1991, nanoTronics Corporation was formed and acquired a base technology for an advanced microprocessor integrated on a single computer chip. nanoTronics subsequently engaged in substantial technical development and fabricated a first-generation microprocessor in early 1994.

     Since the acquisition of the technology from nanoTronics, effective May 31, 1994, we have been engaged in enhancing the microprocessor design, adding additional technical features to further modernize the design, and improving and testing the new design. We initially fabricated a prototype 0.8-micron microprocessor in May 1996. The next generation was a 0.5-micron microprocessor that was delivered in September 1997. The 0.5-micron microprocessor was employed in demonstrations for prospective customers and was shipped in limited numbers to customers as an embedded microprocessor. In 1998 we introduced a 0.35-micron microprocessor whose features included a reduction in size and improved performance. In addition, in September 2000 we completed a VHDL model of this technology which enables customers to purchase intellectual property incorporating microprocessor functions with other parties’ applications to arrive at a system on a chip solution. By purchasing this software model, customers can significantly reduce their time to market by simulating results as opposed to trial and error commitment to silicon production. We are currently working on a 0.18-micron enhancement of silicon production for our Ignite microprocessor technology.

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

     Application specific standard processors are typically used in embedded control systems by manufacturers to provide an integrated solution for application specific control requirements. Such systems usually contain a microprocessor or microcontroller, logic circuitry, memory and input/output circuitry. Electronic system manufacturers combine one or more of these elements to fit a specific application. The microprocessor provides the intelligence to control the system. The logic circuitry provides functions specific to the end application. The input/output circuitry may also be application specific or an industry standard component. The memory element, if not on the microprocessor, is usually a standard product used to store program instructions and data. In the past, these functions have been executed through multiple integrated circuits assembled on a printed circuit board. The requirements for reduced cost and improved system performance have created market opportunities for semiconductor suppliers to integrate some or all of these elements into a single application specific standard processor or chip set, such as the Ignite family of microprocessors. The Ignite family provides close integration of the microprocessor and input/output function with the logic circuitry, thereby providing an advanced application specific standard processor.

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

     Electronic system designers, driven by competitive market forces, seek semiconductor products with more intelligence, functionality and control that can be used to reduce system costs and improve performance. For these needs, the Ignite product family was designed to be a sophisticated 32-bit microprocessor with advanced features. The Ignite product family uses a smaller number of transistors compared to other RISC processors which results in less power consumption and more economical prices compared to other embedded control applications. This creates the opportunity for the development of new, cost-effective applications.

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

     Our technology is fundamentally different from most other microprocessors in that the data is stored in groups. Our microprocessor employs certain features of both register and stack designs. The resultant merged stack-register architecture improves program execution for a wide range of embedded applications. Our design combines two processors in one highly integrated package, a microprocessing unit for performing conventional processing tasks, and an input-output processor for performing input-output functions. This replaces many dedicated peripheral functions supplied with other processors. The microprocessor’s design simplifies the manipulation of data. Our architecture employs instructions that are shrunk from 32-bits to 8-bits. This simplified instruction scheme improves execution speed for computer instructions. Our architecture incorporates many on-chip system functions, thus eliminating the requirement of support microprocessors and reducing system cost to users.

     The 0.8-micron microprocessor was designed to operate at a speed of 50Mhz; the 0.5-micron microprocessor at a speed of 100Mhz; the 0.35-micron microprocessor at 150MHz; and the 0.18-micron to operate at speeds in excess of 300Mhz. They are all compatible with a wide range of memory technology from low cost dynamic random access memory to high-speed static random access memory. The microprocessors can be packaged in various surface-mount and die-form packaging. There can be no assurance that the designed speed will be achieved with production models of the 0.5 or 0.18-micron microprocessors or future versions or that all of the desired functions will perform as anticipated.

     Our technology is not designed or targeted to compete with high-end processors for use in personal computers. It is targeted for embedded control applications. We believe that the features described above differentiate the Ignite family from other 8-bit to 64-bit microprocessors targeted for embedded control applications. Considering the reduced requirement for support microprocessors, the Ignite family is intended to be available at a high volume price that should be price competitive with high-end 8-bit microprocessor and general 16-bit microprocessor systems but with higher performance (speed and functional capability). The Ignite family has been designed to allow high-speed and high-yield fabrication using generally available wafer fabrication technology and facilities.

     The Ignite Microprocessor as a Java Processor. We believe the Ignite microprocessor architecture is capable of being an efficient and cost effective Java programming language processor, because Java is designed to run on a stack-oriented architecture and the Ignite architecture executes the virtual stack machine internal to Java efficiently. Many Java operation codes or instructions require only a single 8-bit Ignite family instruction to be executed, providing a performance advantage over other more expensive processors that require six or more 32-bit instructions to do the same task. This feature allows the execution of Java programs with increased speed and reduced code size thereby enabling lower system memory costs. In addition, the incorporation of many on-chip system functions is expected to allow the Ignite family to perform most of the other functions required of an Internet computer device or Java accelerator, thereby eliminating components. Since Internet computers are designed to be inexpensive appliances for Internet access, cost, speed and performance are expected to be key requirements for designers. We believe the Ignite technology can compete favorably on the basis of such requirements, although there can be no assurance we can successfully exploit Java related applications or that competitors will not create superior Java processors.

     We have ported the Java operating environment to the Ignite family, which currently uses the C programming language for software support. We are a licensee of Sun Microsystems Inc. This enables us to develop and distribute products based on Sun’s personalJava, a platform on which to run Java applications. We have also licensed from Wind River an operating system, VxWorks, and entered into a relationship with Forth Inc. whereby Forth will provide software support and operating system development tools for the Forth Programming language. We expect that successful implementation of this software should result in a microprocessor which is competitive in the Java virtual machine and embedded applications markets. We believe that, if the implementation is successfully completed, the Ignite I family will be competitive with Java microprocessors announced by competitors. However, there can be no assurance of successful implementation of this package of software or of a market for an Ignite family Java microprocessor.

     Stage of Development. In early 1994, nanoTronics initiated production of a first generation of wafers at a contract fabrication facility using 6 inch wafers employing 0.8-micron double-metal CMOS technology. After the May 31, 1994 acquisition, we improved the original design, added new features and performed simulations and tests of the improved designs. In October 1995, a run of six wafers of second generation 0.8-micron microprocessors was fabricated by a contract fabrication facility. Subsequently, we tested these microprocessors, while completing a C computer language compiler and preparing application development tools. The compiler and application development tools are necessary to enable system designers to program the Ignite family for specific applications. We made corrections to the design suggested by the testing of prototype units and produced an additional run of second generation microprocessors from remaining wafers in May 1996. In July 1996, we employed these microprocessors in demonstration boards for use by developers and prospective customers and licensees.

     In December 1997, we completed development of and started shipping a 0.5-micron microprocessor based on the Ignite technology and found that 0.5-micron double-metal CMOS technology improved operating speed, reduced power requirements, reduced physical size and reduced fabrication cost. In May 1998, we began a production run of a 0.35-micron microprocessor that further increased operating speed and cost performance over the previous generations of the Ignite family of microprocessors.

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

     In September 2000, we completed the VHDL soft-core version of the Ignite microprocessor family. The hardware design inside a microprocessor, or silicon device, can be represented as a software program. This, in essence, replaces the old style of designing microprocessors using schematics. VHDL is the predominant software language used to design semiconductors. In addition to the design aspects, VHDL also contains sophisticated simulation tools that allow the designer to simulate the functionality of the entire design before committing to silicon. Also VHDL enables a designer to easily modify and enhance the design. A design represented in VHDL goes through a synthesis process whereby it is converted to the most basic element of a design, logical gates. This gate level representation in turn is used with computer aided engineering tools to translate the design into the most fundamental component of semiconductors, transistors. The characteristics of the transistors can be given as a library to a foundry. Therefore, a design represented in VHDL is technology and foundry independent and can be targeted for any given transistor geometry (such as 0.18, 0.25, or 0.35- micron) for any foundry of choice.

     We have developed marketing materials, product manuals and application development tools for use by licensees and customers. The manuals and tools are necessary to enable system designers to quickly and easily program the Ignite family for specific applications.

     We believe that the Ignite family is ready for licensing or sale and that any additional changes encountered in current testing will be minor and can be made during subsequent production runs of Ignite family microprocessors for customers, when and if orders are obtained. We also believe the core technology is ready for licensing for use by others to develop custom multiple function microprocessors.

     Business Strategy. The increasing demand for embedded control has made the market for microprocessors one of the largest segments of the semiconductor logic market. This demand will drive the need for embedded processors. Our strategy does not entail competing directly with suppliers who have multiple microprocessor types addressing all parts of the embedded systems market, but on identifying certain market niches that the Ignite would best address due to its low cost, low power consumption and small number of transistors.

     Because of the above factors, we intend to focus the majority of our efforts on the embedded microprocessor business, a market without an established base of microprocessor products and for which we believe the Ignite has desirable technical and market advantages.

     We believe that our architecture is suited for controller applications requiring high performance and low system cost, such as cell phones, printers, video terminals, robotics, motion controllers, industrial controllers, digital communication devices, video games, kiosks, cable and satellite modems and TV set top boxes. We expect that early licensing of the technology and product applications will focus on embedded control.

     We have three international distributors for foreign markets and are addressing the domestic market with an in-house business development person. We also have a strategic alliance with an outside microprocessor design house.

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

     Subject to the availability of financial and personnel resources, while we are commercializing the Ignite family and the core technology, our strategy is to also design and develop future versions of the microprocessor with more demanding sub-micron technology and with more features. However, our resources are limited, and there can be no assurance that we will be able to continue microprocessor enhancement.

     Initial fabrications of the 0.8-micron and 0.5-micron processors were performed by contract fabrication facilities. The 0.35-micron microprocessor was fabricated by a contract fabrication facility that had agreed to provide production quantities for our customers. We are currently working with a contract fabrication facility and our design house partner to produce a 0.18-micron version of the Ignite. There can be no assurance fabrication facilities will be available to produce the Ignite family in the future. However, since there are a large number of fabrication facilities with the capability to produce the Ignite family of microprocessors, we believe microprocessors can be produced on a contract basis. Industry shortages of fabrication facilities that may exist and are predicted to exist in the future are generally limited to the more demanding architectures. If a shortage of fabrication facilities develops, it could have a material adverse effect on our financial condition.

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

     We expect that the Ignite family, if successfully commercialized in the embedded controller market, will compete with a variety of 16/64-bit microprocessors including those based on intellectual property from ARM and MIPS and microprocessors from Hitachi, Motorola and IBM. As a Java processor, we expect our Ignite family will compete with a broad range of microprocessors including those incorporating co-processor accelerator technology. The producers of these microprocessors have significantly greater resources than ours.

     A new entrant, such as ours, is at a competitive disadvantage compared to these and other established producers. A number of factors contribute to this, including:

•	the lack of product performance experience,

•	lack of experience by customers in using application development systems,

•	no record of technical service and support, and

•	limited marketing and sales capabilities.

     JUICEtechnology

     General Background. During 2001 we introduced a technology to enhance the users experience of the wireless internet by expanding the capabilities of his device (either a cell phone, PDA, smart phone or pocket PC). By varying the speed at which the microprocessor processes information, the device can present information in a richer format than is available from current technologies and, additionally, doing so with less drain on the device’s battery.

     Industry Background. The wireless industry currently provides voice and text data over airwaves ranging from 8Kbps to 19.6Kbps in North America. Voice transmissions account for the majority of wireless use, however at these band widths data content providers are limited to the type of product they are able to transmit and display on a user’s device. In addition, users are now familiar with the internet content they receive on their desk top and lap top computers provided by land lines and, therefore, may not be overly enthusiastic about inferior products provided by the wireless internet. Eventually the band width is expected to increase to over 2Mbits. When this happens, content providers will be able to transmit information to a user’s device in a way similar to existing land lines thereby meeting the user’s current expectations. These enhanced transmissions may include items such as video streaming, video mail, mobile television, video conferencing and video on demand just to name a few. In North America we are still several years away from this solution. Currently only 4% of wireless users are internet connected. Significant funds will need to be expended to procure band width and provide the infrastructure to meet the demands of next generation wireless applications. In the meantime, device manufacturers, wireless data network providers and content providers continue to attempt to attract a larger number of wireless internet subscribers with existing technology. Several areas which are having a dampening effect on attracting internet subscribers are the mobile wireless device’s small screen size and limited battery power, the user’s difficulty in interacting when using small keypads or number pads, and the network carrier’s transmission of text only or limited graphics.

     Technology Description. JUICEtechnology provides a solution for text only and limited graphics content and limited battery power. Juice allows interaction between the microprocessor contained in the user’s device and the data being transmitted by the content provider. When the content is such that increased processor speed is required to provide a better display, as would be the case in expanded graphics, the microprocessor simply increases its functioning speed. Conversely, if the content is such that the microprocessor can effectively process the content at a lower speed, then the processor slows down, thereby, conserving energy. This combination provides for both expanded battery life for the user’s device and for a richer wireless internet experience for the user.

     Stage of Development. The engineering is complete for JUICEtechnology, however, we are awaiting significant customer interest before we commit to the development of a working model available for demonstrations and commercialization.

     Business Strategy. To launch JUICEtechnology we will need the support of a major manufacturer, wireless service provider or content supplier who can introduce the product as a defacto standard.

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

     High Speed Data Communications Products.

     The communication products that reached the end of their life cycles are:

VME Product Line — a line of intelligent high-speed communications engines in a virtual memory European form factor. Some of our customers for these products included the military as well as large satellite based data communications companies.

Atcomm2/4 Product Line — an intelligent two or four channel product that was used for high-speed data communications.

     Except for minor repeat orders, we no longer are supporting this product line. Our strategy is to sell this product line so we may concentrate our efforts and resources on Ignite and JUICEtechnology.

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

     Research and Development. Our current development efforts are focused on improvement of and additional features for the Ignite family microprocessor and developing the JUICEtechnology. The development of these technologies has taken longer than anticipated and could be subject to additional delays. Therefore, there can be no assurance of timely or successful marketing of these technologies.

     We incurred research and development expenditures of $1,372,421, $2,218,433 and $3,170,166 for our fiscal years ended May 31, 2002, 2001 and 2000. The majority of these expenditures have been devoted to our microprocessor technology. We believe that technical advances are essential to our success and expect that we will continue to expend substantial funds on research and development of our technology. However, there can be no assurance that such research and development efforts will result in the design and development of a competitive technology in a timely manner.

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

     We have six U.S. patents issued dating back to 1989 on the microprocessor technology. We have one microprocessor technology patent pending in five European countries and one patent issued in Japan and may file additional applications under international treaties depending on an evaluation of the costs and anticipated benefits that may be obtained by expanding possible patent coverage. In addition, we have one U.S. patent issued on the ground penetrating radar technology and one U.S. patent issued on one of the communications products. We also have three patents pending related to several other development programs including JUICEtechnology.

     In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is becoming increasingly important to compete effectively in the semiconductor industry. It may become necessary or desirable in the future for us to obtain patent and technology licenses from other companies relating to certain technology that may be employed in future products or processes. To date, we have not received notices of claimed infringement of patents based on our existing processes or products; but, due to the nature of the industry, we may receive such claims in the future. Likewise, we believe that we may have claims against other semiconductor companies should certain of our pending patents be favorably granted. However, there can be no assurance thereof or any assurance that we could successfully exploit any potential patent claims against larger competitors.

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

     We have entered into the following licenses related to the microprocessor technology:

•	Sierra Systems. In June 1994, we entered into an agreement with Sierra Systems whereby we could provide the C programming language on the Ignite. We currently provide development boards with the C programming language.

•	Sun Microsystems Inc. In June 1997, we entered into an agreement with Sun Microsystems, Inc. which enabled us to develop and distribute products based on Sun’s Java’s technology. In June 1998, we exercised an option under that agreement to license from Sun, personalJava, a smaller platform on which to run Java applications that did not include an operating system. We determined that personalJava was better suited to the markets available to the Ignite. We have ported personalJava to the Ignite.

•	Wind River. In July 1997, we entered into an agreement with Wind River that provided us with a license for an operating system, VxWorks, to be used in conjunction with personalJava. We have ported VxWorks to the Ignite.

•	Forth Inc. In July 1997, we entered into a license agreement with Forth Inc. whereby Forth will provide software support and operating system development tools for the Forth programming language. Several customers are evaluating the Ignite as a microprocessor using the Forth programming language.

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

     Marketing and Distribution. Our products are marketed through a combination of direct sales and distributors. Approximate sales by principal geographic area (as a percentage of sales) for fiscal years ended May 31 were as follows:

	2002	2001	2000

Domestic sales	99%	75%	65%
Foreign sales
Asia	—%	7%	7%
Europe	1%	6%	19%
North America	—%	12%	9%

Total sales	100%	100%	100%

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

     Dependence upon Single Customers. Ten percent (10%) or more of our consolidated net sales were derived from shipments to the following customers for the fiscal years ended May 31as follows:

	2002	2001	2000

Advanced Relay	$151,000	$—	$—
Schindler	59,000	—	—
Raytheon	—	88,000	—
SAIC	—	41,000	—
Spellcaster	—	40,000	—
Intermec	—	—	137,000
Sipex	—	—	138,000
Miel	—	—	127,000

     All of the above sales were for communication products and were shipped against multiple purchase orders from each customer.

     We had no backlog as of July 31, 2002 compared to less than $10,000 as of July 31, 2001. The backlog as of July 31, 2001 was for the final orders related to the communication products and were shipped by the end of our second fiscal quarter which ended November 30, 2001.

     Employees. We currently have nine personnel. Four persons are employed in research and development, two in marketing and sales and three are engaged in general and administrative activities. We also engage additional consultants and part-time persons as needed from time to time.

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

Item 2. DESCRIPTION OF PROPERTY

     We have one 10,300 square foot office located at 10989 Via Frontera, San Diego, California. The facility is leased through July 2006. In July 2002, we sublet approximately 5,000 square feet of our facility to an independent third party. The term of the sublease coincides with the remaining term of our lease. The reduced floor space provides adequate and suitable facilities for all of our corporate functions. In addition, we have one employee, who supports the sales and marketing of our microprocessor, telecommute from her home in West Virginia.

Item 3. LEGAL PROCEEDINGS

     In January 1999, we were sued in the Superior Court of San Diego County, California by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Family Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. In March 1999, we joined with nanoTronics and Gloria Felcyn and filed our response and cross-complaint against the Fish Family Trust. In November 2000, the judge issued a summary ruling in favor of the defendants on all counts. The Fish Family Trust filed an appeal in January 2001. Management believes that it is unlikely that the appellate court will overturn the trial court’s ruling and that the resolution of the appeal process will have no impact on our financial position, income or cash flows.

     In September 2001, an action was filed against us in the Superior Court of San Diego County, California by Richard G. Blum, our former Chairman, President and Chief Executive Officer. Mr. Blum contends that he was wrongfully terminated on August 5, 2001 in violation of his employment agreement dated December 1, 2000. He seeks damages for the alleged breach of his employment agreement, age discrimination, as well as other related claims. Management denies Mr. Blum’s claims and contends it exercised its business judgment for legitimate nondiscriminatory reasons. In accordance with his employment agreement, we may be obligated to pay him between $0 and $400,000 as severance pay. We intend to vigorously defend our position in this case.

     In October 2001, an action was filed against us in the Superior Court of San Diego County, California by Daniel Beach, a former marketing and sales consultant whose contract we terminated in August 2001. Mr. Beach contends that we breached both a written and an oral contract, that we did not perform on certain promises, and that we made false and misleading representations in addition to other claims. In July 2002, we entered into negotiations on a settlement agreement with Mr. Beach. Management believes that it is probable that a settlement will be reached whereby we agree to pay him $50,000 over five months. Accordingly, a liability for $50,000 has been recorded in the financial statements as of May 31, 2002, in connection with this litigation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a Special Meeting of Shareholders held on May 6, 2002, the following proposal was approved:

1.	Proposal to approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock, $.00001 par value, from 100,000,000 to 200,000,000.

Votes For	Votes Against	Votes Abstaining

63,143,334	2,042,889	163,900

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

     The following table sets forth the high and low closing bid quotations for the Common Stock for the fiscal years ended May 31, 2002 and 2001.

	Bid Quotations

	High	Low

Fiscal Year Ended May 31, 2002
First Quarter	$0.53	$0.25
Second Quarter	$0.25	$0.10
Third Quarter	$0.15	$0.07
Fourth Quarter	$0.14	$0.07
Fiscal Year Ended May 31, 2001
First Quarter	$1.72	$0.65
Second Quarter	$1.60	$0.78
Third Quarter	$1.09	$0.49
Fourth Quarter	$0.84	$0.50

     We have approximately 416 shareholders of record as of May 31, 2002. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid a cash dividend on our common stock and do not expect to pay one in the foreseeable future.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

     You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those statements included elsewhere in this report. The selected consolidated financial data set forth below for the fiscal years ended May 31, 2002, 2001, 2000, 1999, and 1998 have been derived from our consolidated financial statements which have been audited by Nation Smith Hermes Diamond, independent auditors, for the year ended May 31, 2002 and BDO Seidman, LLP, independent auditors, for the preceding four years.

	Years Ended May 31,

	2002	2001	2000	1999	1998

Statements of Operations Data:
Revenue:
Sales	$358,809	$337,384	$716,960	$1,134,545	$1,902,874

Costs and expenses:
Cost of sales	393,980	544,320	725,008	711,195	1,163,688
Research and development	1,372,421	2,218,433	3,170,166	2,149,361	1,607,828
Selling, general and administrative	2,708,579	2,588,579	3,501,128	2,015,058	4,090,937

Total costs and expenses	4,474,980	5,351,332	7,396,302	4,875,614	6,862,453

Operating loss	(4,116,171)	(5,013,948)	(6,679,342)	(3,741,069)	(4,959,579)
Other income (expense), net	(1,370,880)	45,045	(809,366)	(535,387)	(2,555,206)

Net loss	$(5,487,051)	$(4,968,903)	$(7,488,708)	$(4,276,456)	$(7,514,785)

Basic and diluted loss per common share	$(0.08)	$(0.09)	$(0.17)	$(0.11)	$(0.24)
Weighted average number of shares- basic and diluted	66,810,028	53,433,788	44,156,418	38,042,734	31,016,956

	May 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Cash and cash equivalents	$88,108	$464,350	$2,100,242	$35,813	$602,456
Working capital (deficiency)	(918,768)	328,605	1,769,340	(1,545,055)	1,011,329
Total assets	934,526	1,543,693	2,733,148	1,145,027	2,189,654
Long-term obligations, net of current maturities	331,929	—	—	—	508,355
Total stockholders’ equity (deficit)	(444,825)	922,388	2,209,882	(981,234)	1,156,848

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition

     We recognize revenue on the shipment to our customers of communication products, microprocessor integrated chips and evaluation boards. We anticipate that in the future we will also derive revenue from fees for the transfer of proven and reusable intellectual property components or the performance of engineering services. We anticipate to enter into licensing agreements that will provide licensees the right to incorporate our intellectual property components in their products with terms and conditions that we anticipate to vary by licensee. Generally, we anticipate these payments will include a nonrefundable technology license fee, which will be payable upon the transfer of intellectual property, or a nonrefundable engineering service fee, which generally will be payable upon achievement of defined milestones. In addition, we anticipate these agreements will include royalty payments, which will be payable upon sale of a licensee’s product, and maintenance and limited support fees. We will classify all revenue that involves the future sale of a licensee’s products as royalty revenue. Royalty revenue will be generally recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property components (i.e., in the quarter following the sale of licensed product by the licensee). We will classify all revenue that does not involve the future sale of a licensee’s products, primarily license fees and engineering service fees and maintenance and support fees, as contract revenue. License fees will be recognized upon the execution of the license agreement and transfer of intellectual property, provided no further significant performance obligations exist and collectibility is deemed probable. Fees related to engineering services contracts, which will be performed on a best efforts basis and for which we will receive periodic milestone payments, will be recognized as revenue over the estimated development period, using a cost-based percentage of completion method. Annual maintenance and support fees, which will be renewable by the licensee, will be classified as contract revenue and will be amortized over the period of support, generally 12 months.

Research and Development Costs

     Research and development costs are expensed as incurred.

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

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” requires the Company to provide pro forma information regarding net income as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During the year ended May 31, 2002, based upon information then available, we revised our estimates regarding the recovery of our inventories. As a result, we increased existing reserves for obsolescence by $111,381.

Results of Operations for the Years Ended May 31, 2002, 2001 and 2000

     Our net sales in fiscal 2002, 2001 and 2000 were as follows:

Fiscal Year	Amount	% Change from the Previous Fiscal Year

2002	$358,809	Increase of 6.3%
2001	$337,384	Decrease of 52.9%
2000	$716,960

     Net sales. Total net sales for the year ended May 31, 2002 increased slightly over the previous year as a result of our last buy program for the communications products all of which have reached the end of their life cycles. Net sales for the year ended May 31, 2001 decreased from the previous fiscal year. This decrease was due to a lack of follow-on shipments for the matured communication products. We have stopped production of our communications products as we are now concentrating on the microprocessor product line. We anticipate only minor, if any, communication product revenue since we are attempting to sell this line. Future sales will be derived from sales of microprocessors and licensing of microprocessor technology.

     Our cost of sales in fiscal 2002, 2001 and 2000 were as follows:

		% Change from the
Fiscal Year	Amount	Previous Fiscal Year	% of Net Sales

2002	$393,980	Decrease of 27.6%	109.8%
2001	$544,320	Decrease of 24.9%	161.3%
2000	$725,008		101.1%

     Cost of sales. Cost of sales as a percentage of net sales decreased in the fiscal year ended May 31, 2002 compared to the previous fiscal year. This decrease was due to a reduction in fixed manufacturing overhead as a result of cost cutting programs instituted in conjunction with the completion of the communication product line during the current fiscal year. Cost of sales as a percentage of net sales increased in the fiscal year ended May 31, 2001 compared to the previous fiscal year. This increase was due to fixed manufacturing overhead being allocated to a smaller revenue base during the fiscal year ended May 31, 2001 and a $138,000 reduction in royalties during the fiscal year ended May 31, 2001 compared to the previous fiscal year negatively impacting the percentage comparison.

     Our research and development expenses in fiscal 2002, 2001 and 2000 were as follows:

Fiscal Year	Amount	% Change from the Previous Fiscal Year

2002	$1,372,421	Decrease of 38.1%
2001	$2,218,433	Decrease of 30.0%
2000	$3,170,166

     Research and development expenses decreased during the fiscal year ended May 31, 2002 compared to the previous fiscal year. This decrease was due primarily to a reduction of approximately $406,000 in personnel costs, a $221, 000 reduction in the costs of outside consultants and a reduction in software maintenance costs of $77,000. These reductions in costs were as a result of a cost cutting program initiated during the first half of the current fiscal year.

Research and development expenses decreased during the fiscal year ended May 31, 2001 compared to the previous fiscal year. This decrease was due primarily to non-cash compensation expense of $1,588,960 being recorded the previous fiscal year as a result of the Company providing employees and directors the option of exercising their stock options using a cashless exercise provision compared to no similar expense in the current fiscal year. This decrease was partially offset by an increase in personnel costs of approximately $300,000 and consulting services of $150,000. The increase in personnel and consulting costs was attributable to the introduction of the new soft core version of the microprocessor technology and to accelerate the effort to complete and improve the marketability of the Ignite I and JUICEtechnology. We added four research and development personnel, including one executive, during the fiscal year ended May 31, 2001.

     Our selling, general and administrative expenses in fiscal 2002, 2001 and 2000 were as follows:

Fiscal Year	Amount	% Change from the Previous Fiscal Year

2002	$2,708,579	Increase of 4.6%
2001	$2,588,579	Decrease of 26.0%
2000	$3,501,128

     Selling, general and administrative expenses increased during the fiscal year ended May 31, 2002. This increase was due primarily to approximately $294,000 of legal, accounting and shareholder costs associated with several registrations of securities and two shareholder meetings, non-cash compensation of $105,000 related to services provided to support our merger and acquisition activities, offset by reductions in consulting expenses of $286,000. Selling, general and administrative expenses decreased during the fiscal year ended May 31, 2001, compared to the previous fiscal year. This decrease was due primarily to non-cash compensation expense of approximately $2,150,000 being recorded during the previous fiscal year as a result of the Company providing employees and directors the option of exercising their stock options using a cashless exercise provision compared to no similar expense in the current fiscal year. This decrease was partially offset by an increase in marketing, employment and consulting costs of approximately $1,174,000. This increase was due to increased marketing expenses related to Ignite I and JUICEtechnology and additional compensation and relocation costs related to changes in several executive level positions. We added six selling, general and administrative personnel, including two executives, during the fiscal year ended May 31, 2001.

     Our other income (expenses) in fiscal 2002, 2001 and 2000 were as follows:

Fiscal Year	Amount		% Change from the Previous Fiscal Year

2002		$(1,370,880)	Not meaningful
2001		$45,045	Not meaningful
2000	$	(809,366)

     Other income (expense) changed significantly for the fiscal year ended May 31, 2002 compared to the previous fiscal year. This change resulted primarily from the recognition of non-cash interest expense of approximately $1,324,000 related to the amortization of the debt discount associated with the issuance of warrants under the secured note payable, convertible debentures, and equity line of credit and interest expense related to the excess of the market price over the carrying value of the common shares sold to Swartz for which the proceeds were applied to the note payable balance. Other income (expenses) changed significantly for the fiscal year ended May 31, 2001, compared to the previous fiscal year. During the fiscal year ended May 31, 2001, other income was recognized primarily from interest income as opposed to the previous fiscal year when other expense resulted primarily from the recognition of approximately $996,000 of non-cash interest expense related to the amortization of debt discount and $51,000 increase in interest expense over 2001 related to short term notes. The 2000 expenses were partially offset by a gain of $250,000 on the sale of the gas plasma antenna technology.

Liquidity and Capital Resources

     In connection with their report on our consolidated financial statements as of and for the year ended May 31, 2002, Nation Smith Hermes Diamond, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flow from operations.

     At May 31, 2002, we had deficit working capital of $918,768 and cash and cash equivalents of $88,108. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $376,242 during the year ended May 31, 2002 due to net cash used in operations of $3,632,534 and additions to property, equipment and patents, net of $146,156 offset by funds generated primarily from the proceeds from a note payable and convertible debenture of $2,298,000 and the sale of common stock under an investment agreement and to individual investors of $953,438. The net cash used in operations was $3,632,534 for the year ended May 31, 2002 compared to $4,839,180 for the corresponding period of the previous fiscal year. The decrease in cash required in operations was due primarily to a $436,837 difference in net loss as adjusted to reconcile to cash used in operating activities coupled with a $1,324,431 non-cash interest expense related to convertible debentures, notes payable and warrants and $326,189 difference in the cash generated and sales of inventory between the two periods. Cash used in investing activities was $146,156 for the year ended May 31, 2002 compared to $493,557 for the corresponding period of the previous fiscal year. This decrease in cash required for investing activities was due primarily to a note receivable for $80,000 coupled with corporate office remodeling costs incurred during the corresponding period of the previous fiscal year. Cash provided by financing activities was $3,402,448 for the year ended May 31, 2002 compared to $3,696,845 for the corresponding period of the previous fiscal year. This decrease was primarily the result of a smaller need for cash as a result of cost cutting programs during the current fiscal period.

     We estimate our current cash requirements to sustain our operations for the next twelve months through May 2003 to be $2.4 million. Since we are attempting to sell the communications product line, we are assuming that there will be no communications product revenue. We have a note payable to Swartz of $635,276 at May 31, 2002 which is due in October 2002. We also have a convertible debenture with one investor as of May 31, 2002 of $225,000 and have received advances against additional convertible dentures of $283,000. In addition to limitations based on trading volume and market price of the common stock, our ability to obtain equity financing under the $25 million equity line of credit (see Note 7 to the consolidated financial statements) is dependent on our having registered shares of our common stock to sell to Swartz Private Equity, LLC (“Swartz”). As of May 31, 2002, we do not have any registered shares to sell to Swartz. Subsequent to May 31, 2002, we completed the first funding of the convertible debentures by receiving an additional $492,000. At the option of the debenture holders, they may purchase additional debentures up to $1 million at any time during the next two years as long as the price of our common stock is in excess of $0.20 per share.

     The terms of the $25 million equity line of credit, including limitations on the amount of shares that can be sold to Swartz based on the trading volume and market price of the common stock and the potential additional amounts that may be raised under the convertible debentures may not provide funds sufficient to meet our cash requirements. In order to meet our cash requirements, we may need to receive additional advances from Swartz, secure short-term debt, private placement debt and/or equity financings with individual or institutional investors. In addition to the cost reduction plan implemented during the current fiscal year, including the reduction in personnel, we may need to make additional cost reductions if our cash requirements cannot be met from external sources. We expect that the $2.4 million requirement will be provided by:

•	the additional funds received subsequent to May 31, 2002, related to the convertible debentures of $492,000;

•	optional amounts which may received under the convertible debentures of $1,000,000;

•	additional funds under the $25 million equity line of credit if we are successful in registering additional shares of common stock, limitations based on trading volume and market price of the common stock allow adequate funding, and such available funding exceeds the remaining balance of the note payable to Swartz;

•	proceeds from the exercise of outstanding stock options and warrants; and

•	additional debt and/or equity financings.

In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. We also have remaining a $400,000 accounts receivable factoring agreement with our bank; however, we have no eligible accounts receivable to factor as of May 31, 2002.

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

     Based on our current plan and assumptions, we anticipate that we will be able to meet our cash requirements for the next twelve months. We anticipate meeting our cash needs as follows:

Cash available:
Cash available at May 31, 2002	$88,108
Subsequent advances
Additional amounts under convertible debentures received subsequent to May 31, 2002	492,000
Optional amounts under convertible debentures	1,000,000

Available cash under existing agreements	1,580,108

Cash needs:
Estimated needs	2,400,000
Note payable to Swartz at November 5, 2002	635,276

Total	3,035,276
Required funds from external sources	$1,455,168

     As shown above, we need to obtain $3,035,276. Any additional funding under the existing $25 million equity line of credit is dependent on many factors. However, there can be no assurance that any funds required during the next twelve months or thereafter can be generated from sales of common stock under the existing $25 million equity line of credit or that we will be able to secure additional debt or equity financing. The lack of additional capital could force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Further, there can be no assurance that we will be able to timely receive shareholder approval to increase the number of authorized shares or that required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. As such, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

     $25 Million Equity Line of Credit

     Overview. On September 17, 2001, we entered into an investment agreement with Swartz. The investment agreement entitles us to issue and sell our common stock to Swartz for up to an aggregate of $25 million from time to time during a three-year period following the effective date of the registration statement. This is also referred to as a put right. We filed a registration statement on Form S-1 on October 11, 2001 that was declared effective on November 5,

2001 for 15,000,000 shares of our common stock which we issued to Swartz during the fiscal year ended May 31, 2002. There remains approximately $24 million available under this line conditioned on us filing one or more additional registration statements. As of August 1, 2002, we have not filed a statement requesting the registration of additional shares to put to Swartz under the $25 million equity line of credit.

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

     Waiver and Agreement. On March 12, 2002, we entered into an amended waiver and agreement with Swartz which replaced and superseded all previous waivers and agreements. This amended waiver and agreement extended the time of the put beyond twenty days and redefined the price of the put to be the lesser of the factor of (a) the volume weighted average price per share, as defined by Bloomberg L.P., for each day of the put multiplied by .70 or (b) the volume weighted average price per share minus $0.05 multiplied by 20% of the acceptable daily volume as defined in the waiver. At the discretion of Swartz, the 20% daily volume limitation could be increased up to 30% of the daily volume. In addition, the amended waiver and agreement increased the intended put share amount for the first put to 14,100,000 shares, which is the total number of shares we had registered so far under the $25 million equity line of credit. On May 30, 2002 we closed the first put under the $25 million equity line of credit by applying the proceeds of $926,924 to the secured note payable discussed below.

     Warrants. In connection with closing the $25 million equity line of credit, we issued to Swartz a commitment warrant to purchase 900,000 shares of our common stock as discussed further in Note 7 to the consolidated financial statements. This warrant was valued on the issuance date using the Black-Scholes pricing model and the value was recorded as a debt discount.

Secured Note Payable

     On March 12, 2002, we replaced and superceded a previously issued Secured Promissory Note with Swartz with an Amended Secured Promissory Note and Agreement with an effective date of October 9, 2001 and an Addendum to Amended Secured Promissory Note dated March 12, 2002. The amended note matures on October 9, 2002 and amounts outstanding under the note bear interest at the rate of 5% per annum. Upon mutual agreement between Swartz and ourselves, Swartz may advance additional amounts under the amended note. Per the addendum to the amended note, principal and interest payments are deferred until October 9, 2002.

     As part of the consideration for entering into the above amended note, we agreed to issue warrants to Swartz related to each advance against the note. In connection with each advance, we issued to Swartz a warrant to purchase a number of shares of common stock equal to the amount of the advance multiplied by 8.25 at an initial exercise price equal to the lesser of (a) the factor of the average of the volume weighted average price per share, as defined by Bloomberg L.P., for each trading day in the period beginning on the date of the previous advance and ending on the trading day immediately preceding the date of the current advance multiplied by .70 or (b) the volume weighted average price per share minus $0.05. In addition, if after March 12, 2002, we issue common stock to any parties other than Swartz, we are obligated to issue to Swartz warrants equal to 20% of the common stock so issued. The amended note also gives to Swartz the right of first refusal and rights to participate in subsequent debt or equity transactions entered into by us through March 15, 2003.

     As of May 31, 2002 we issued warrants to purchase up to 12,188,150 shares of our common stock in accordance with the amended note agreement. The warrants issued were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was also recorded as debt discount. See Note 7 to the consolidated financial statements for discussion of the terms of the warrants

     The note is secured by our assets.

     All debt discounts are to be amortized as additional interest expense over the projected term of the note payable. As of May 31, 2002, $1,107,238 has been reflected as debt discount of which $917,722 was amortized to interest expense during the year ended May 31, 2002.

Advances against the note		$1,790,000
Less amount applied against $30 million equity line of credit		(227,800)
Less amount applied against $25 million equity line of credit		(926,924)
Less debt discount
Total	1,107,238
Amount amortized to expense	(917,722)	(189,516)

Note payable at May 31, 2002		$445,760

     On November 9, 2001, an offset of $227,800 from the sale of 2,500,000 shares of common stock was applied against the final put under the $30 million equity line of credit discussed below. The excess of the market value of the underlying 2,500,000 shares of common stock over the principal reduction of $227,800 was recorded as additional interest expense of $197,250 during the year ended May 31, 2002.

     On May 30, 2002, an offset of $926,924 from the sale of 14,100,000 shares of common stock was applied against the first put under the $25 million equity line of credit discussed below. The excess of the market value of the underlying 14,100,000 shares of common stock over the principal reduction of $926,924 was recorded as additional interest expense of $201,076 during the year ended May 31, 2002.

8% Convertible Debentures

     Overview. From April 23, 2002 through June 10, 2002, we sold an aggregate of $1,000,000 of 8% convertible debentures to a group of six investors. The initial funding of $225,000 was completed on April 23, 2002 and we received additional advances of $283,000 as of May 31, 2002 towards the $775,000 closing on June 10, 2002. The convertible debentures entitle the debenture holder to convert the principal and unpaid accrued interest into our common stock through June 10, 2004. In addition, the debenture holder received warrants exercisable into a number of our common shares.

     Initial Number of Shares Debentures May Be Converted Into. The $225,000 debenture can be converted into a number of our common shares at a conversion price that initially equals $0.10289 per share and the $775,000 debenture can be converted into a number of our common shares at a conversion price that initially equals $0.086 per share.

     Resets of Conversion Price and Conversion Shares. A reset date occurs on each three month anniversary of the closing date of each debenture and on the date the registration statement filed in June 2002 becomes effective. If the volume weighted average price for our common stock for the ten days previous to the reset date is less than the conversion price in effect at the time of the reset date, then the number of common shares issuable to the selling shareholder on conversion will be increased. If the conversion price is reset, the debenture can be converted into a number of our common shares based on the following calculation: the amount of the debenture plus any unpaid accrued interest divided by the reset conversion price which shall equal the volume weighted average price for our common stock for the ten days previous to the reset date.

     Warrants. Concurrent with the issuance of the convertible debentures, we issued to the debenture holders warrants to purchase up to 12,859,175 shares of our common stock. These warrants are exercisable for five years from the date of issuance at initial exercise prices equal to 115% of the volume weighted average price for our common stock for the ten days previous to the debenture date. The warrant exercise price is subject to being reset on each six month anniversary of its issuance.

     Options to Purchase Additional Debentures. Subject to the price of our common stock being equal to or greater than $0.20 per share and a two year limitation, the debenture holders may purchase additional debentures equal to the value of their initial debentures. The price at which the optional additional debentures could be converted would initially equal 115% of the volume weighted average price for our common stock for the ten days previous to the date on which the optional additional debentures were closed. The optional additional debentures would carry the same warrant amounts and reset privileges as the initial debentures.

     Shareholder Approval. We may currently issue more than 20% of our outstanding shares under the convertible debentures. If we become listed on the NASDAQ Small Cap Market or Nasdaq National Market, then we must get shareholder approval to issue more than 20% of our outstanding shares. Since we are currently a bulletin board company, we do not need shareholder approval.

     Restrictive Covenants. For a period of 18 months from the date of the debentures, we are prohibited from certain transactions. These include the issuance of any debt or equity securities in a private transaction which are convertible or exercisable into shares of common stock at a price based on the trading price of the common stock at any time after the initial issuance of such securities; the issuance of any debt or equity securities with a fixed conversion or exercise price subject to adjustment; and any private equity line type agreements without obtaining the debenture holders’ prior written approval.

     Right of First Refusal. The debenture holders have a right of first refusal to purchase or participate in any equity securities offered by us in any private transaction which closes on or prior to the date that is two years after the issue date of each debenture.

     As of May 31, 2002 we issued warrants to purchase up to 2,514,809 shares of our common stock in accordance with the convertible debenture. The warrants issued were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was also recorded as debt discount. See Note 7 to the consolidated financial statements for discussion of the terms of the warrants.

     All debt discounts are to be amortized as additional interest expense over the projected term of the convertible debenture. As of May 31, 2002, $201,185 has been reflected as debt discount of which $8,383 was amortized to interest expense during the year ended May 31, 2002.

     The convertible debenture is secured by our assets.

Convertible debenture dated April 23, 2002		$225,000
Advances against convertible debenture dated June 10, 2002 as of May 31, 2002		283,000
Less debt discount
Total	201,185
Amount amortized to expense	(8,383)	(192,802)

Convertible debenture at May 31, 2002		$315,198

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

     SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No.142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires companies to complete a transitional goodwill impairment test six months from the date of adoption. Companies are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. Upon the adoption of this statement no material impact on our financial statements is expected.

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

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the fiscal year ending May 31, 2003. Upon adoption of this statement no material impact on our financial statements is expected.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The adoption of this statement may impact the presentation of information in our future financial statements.

     In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to the debt extinguishment will be effective for fiscal years beginning after May 15, 2002. Adoption of this standard will not have any effect on the Company’s consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of this standard will not have any effect on the Company’s consolidated financial statements.

Tax Loss Carryforwards

     As of May 31, 2002, we had approximately $28,972,000 of tax loss carryforwards. A valuation allowance has been recorded for the net-deferred tax asset of $13,446,000 arising primarily from tax loss carryforwards because we cannot determine that it is more likely than not that the deferred tax asset will be realized. See Note 10 to the Consolidated Financial Statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

     As of May 31, 2002, our notes payable to corporations and individuals totaling $1.1 million bore interest at fixed rates of 5% to 8%. Our capital lease obligation totaling $21,847 is discounted at a fixed rate of interest of 22.7%.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following table presents selected unaudited quarterly information for fiscal 2002 and 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2002:
Total revenues	$314,500	$7,389	$4,620	$32,300
Operating loss	(1,039,217)	(1,292,564)	(964,703)	(819,687)
Net loss	(1,046,970)	(1,558,602)	(1,260,676)	(1,620,803)
Net loss per basic and diluted share	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Fiscal 2001:
Total revenues	$119,101	$57,623	$66,045	$94,615
Operating loss	(900,412)	(1,202,001)	(1,365,203)	(1,546,332)
Net loss	(886,540)	(1,186,663)	(1,352,694)	(1,543,006)
Net loss per basic and diluted share	$(0.02)	$(0.02)	$(0.03)	$(0.02)

     Also see Part IV, Item 14(a).

     The financial statements required by this item begin on page F-1 with the index to consolidated financial statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective May 20, 2002, the client-auditor relationship between Patriot Scientific Corporation (the “Company”) and BDO Seidman, LLP (“BDO”) ceased. The Company dismissed BDO on May 20, 2002 as part of its cost reduction program which was initiated earlier in this fiscal year.

     The change in certifying accountants was approved by the Company’s board of directors.

     BDO’s reports on the consolidated financial statements of the Company for each of the past two years did not contain an adverse opinion or a disclaimer of opinion, or was qualified as to any uncertainty in audit scope or accounting principle; however the audit opinion of BDO on the Company’s most recent consolidated financial statements as of and for the period ending May 31, 2001 was modified to include an explanatory paragraph which contained a statement that the Company’s recurring losses from operations and negative cash flows raised substantial doubt about the Company’s ability to continue as a going concern.

     During the two years ended May 31, 2001 and the subsequent interim periods preceding the date of the dismissal of BDO on May 20, 2002, there were no disagreements with BDO on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of BDO, would have caused the former accountant to make a reference to the subject matter of the disagreement(s) in connection with its reports covering such periods.

     During the two years ended May 31, 2001 and the subsequent interim periods preceding the date of the dismissal of BDO on May 20, 2002, there were no “reportable events” (hereinafter defined) requiring disclosure pursuant to Item 304 (a) (1) (v) of Regulation S-K. As used herein, the term “reportable events” means any of the items listed in paragraphs (a) (1) (v) (A) — (D) of Item 304 of Regulation S-K.

     Effective May 20, 2002, the Company engaged Nation Smith Hermes Diamond, a professional corporation, which is a member of the BDO Seidman Alliance (“Nation”) , as its independent accountants. During the two years ended May 31, 2001 and the subsequent interim periods preceding the effective date of the engagement of May 20,

2002, neither the Company nor anyone on its behalf consulted Nation regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, nor has Nation provided to the Company a written report or oral advice regarding such principles or audit opinion.

     The Company requested that BDO furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of the letter from BDO dated June 4, 2002 was filed as Exhibit 16.1 to the Form 8-K/A filed June 5, 2002.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and the executive officers at August 1, 2002:

Name	Age	Position and Offices	Director Since

Donald R. Bernier	60	Chairman and Director	January 1995
David H. Pohl	65	Director	April 2001
Jeffrey Wallin	54	President and CEO	n/a
Lowell W. Giffhorn	55	Executive Vice President, CFO, Secretary and Director	August 1999
Carlton M. Johnson, Jr.	42	Director	August 2001
Helmut Falk, Jr.	46	Director	December 1997
Joey Maitra	52	Vice President Engineering	n/a
Patrick Nunally	38	Vice President and CTO	n/a

Biographical Information

     Donald R. Bernier. Mr. Bernier was appointed Chairman of the Board on August 5, 2001. Since 1971, Mr. Bernier has been the owner and President of Compunetics Incorporated, a Troy, Michigan-based electronics firm of which he is the founder. Compunetics engages in contract research and development, specializing in microelectronics primarily for the automotive industry.

     David H. Pohl. Mr. Pohl has served on our board of directors since April 2001, and served as an officer of the Company from January 2001 to March 2002. Except for his service with PTSC, Mr. Pohl has been in the private practice of law counseling business clients since 1997, and from 1995 to 1996 was Special Counsel to the Ohio Attorney General. Previously, he was a senior attorney with a large U.S. law firm, and held positions as a senior officer and general counsel in large financial services corporations. Mr. Pohl earned a J.D. degree in 1962 from the Ohio State University College of Law, and also holds a BS in Administrative Sciences from Ohio State.

     Jeffrey E. Wallin. Mr. Wallin has served as our Chief Executive Officer and President since March 2002. Since 1999, Mr. Wallin was president of SDMC Inc., a consulting company serving the multimedia system integration and communications markets. From 1996 to 1999, Mr. Wallin was President and CEO of TV/COM International, a division of Hyundai that developed and manufactured end-to-end digital communications systems. Previously Mr. Wallin held senior level management positions with Snell & Wilcox, General Instrument, now a major division of Motorola, and Teledyne Corporation. Mr. Wallin obtained a B.S. degree from Bemidji State University in 1970.

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

     Carlton M. Johnson, Jr. Mr. Johnson was appointed a Director on August 5, 2001. Mr. Johnson is in-house legal counsel for Swartz Investments, LLC, a position he has held since June 1996. Mr. Johnson has practiced law in Alabama since 1986, Florida since 1988, and Georgia since 1997. He has been a shareholder in the Pensacola, Florida AV rated law firm of Smith, Sauer, DeMaria & Johnson and as President-Elect of the 500 member Escambia-Santa Rosa Bar Association. He also served on the Florida Bar Young Lawyers Division Board of Governors. Mr. Johnson earned a degree in History/Political Science at Auburn University and Juris Doctor at Samford University — Cumberland School of Law.

     Helmut Falk, Jr. Since 1992, Dr. Falk has been the Director of Anesthesia for the Johnson Memorial Hospital in Franklin, Indiana. Dr. Falk received his D.O. from the College of Osteopathic Medicine of the Pacific in 1987 and his B.S. in Biology from the University of California, Irvine in 1983. Dr. Falk is the son of the late Helmut Falk, who was the sole shareholder of nanoTronics and the Chairman and CEO of Patriot until his death in July 1995. Dr. Falk is also an heir to the Helmut Falk Estate, which is the beneficial owner of the Company’s shares held by the Helmut Falk Family Trust.

     Patrick O. Nunally. Dr. Nunally joined us as Vice President of Business Development and Chief Technical Officer in June 2001, previous to which he had been providing consulting services to us since May 2000. Dr. Nunally has more than 20 years of entrepreneurial experience in semiconductor and embedded processor design. From December 1998 to May 2000, he was President and CEO of Intertech, a company he founded specializing in intellectual property development for embedded processor and communications systems. From June 1998 to December 1998, he was President and CEO of Gruppe Telekom, Inc., a licensee of Interactive Video and Data Service Spectrum. From April 1996 to June 1998, he served as Chief Technical Officer and co-founder of Aristo, now PlayNet Inc., a Java-based games company. Dr. Nunally also held other senior management positions with Wave Interactive Network, Sensormatic Video Products Division, Intellisys Automation Inc., E-Metrics Inc., General Dynamics Corporation and Interstate Electronics. Dr. Nunally received his PhD in Electrical Engineering from the Pacific Western University in 1996, a MBA from the University of LaVerne in 1993 and a BS in Electrical and Electronics Engineering from California State Polytechnic University in 1987.

     Joey Maitra. Mr. Maitra was Vice President of Engineering for Metacomp since 1990 and was appointed Vice President of Engineering of Patriot in December 1996 through February 2001. Mr. Maitra was reappointed to the same position in November 2001. Previously Mr. Maitra held various engineering positions with several computer related technology companies. Mr. Maitra obtained a B.S. in Electrical Engineering from the Indian Institute of Technology in 1972 and a M.S. in Electrical Sciences at State University of New York in 1973.

     There is no family relationship between any of our executive officers.

Compliance With Section 16(a) Of The Exchange Act

     Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission. Directors, executive officers and greater than 10% shareholders are required by the rules and regulations of the Commission to furnish us with copies of all reports filed by them in compliance with Section 16(a).

     Based solely on our review of copies of the reports we received from persons required to make such filings and our own records, we believe that from the period June 1, 2001 through May 31, 2002, all persons subject to the Section 16(a) reporting requirements timely filed the required reports.

Item 11. EXECUTIVE COMPENSATION

     There is shown below information concerning the compensation of our chief executive officers and the most highly compensated executive officers whose salary and bonus exceeded $100,000 (each a “Named Officer”) for the fiscal years ended May 31, 2002, 2001, and 2000.

SUMMARY COMPENSATION TABLE

	Annual Cash Compensation				Long-Term Compensation

Name and	Fiscal					Repriced	All Other
Principal Position	Year	Salary		Bonus	(# of Shares)	Options	Compensation

Richard G. Blum	2002	$34,062	(3)	Nil	None	None	None
President and CEO (1)	2001	$128,862	(3)	Nil	325,000	None	None
Don Bernier	2002	$7,500	(3)	Nil	350,000	None	None
CEO (2)
Jeff Wallin	2002	$68,800	(3)	Nil	1,000,000	None	None
President and CEO (2)
Lowell W. Giffhorn	2002	$139,908	(3)	Nil	255,000	None	None
Exec. V.P., CFO and Secy	2001	$126,650	(3)	Nil	125,000	None	None
	2000	$110,000		Nil	None	300,000	None
Joey Maitra	2002	$125,058	(3)	Nil	335,000	None	None
VP Engineering	2001	$120,000		Nil	None	None	None
	2000	$120,000		Nil	None	225,000	None
Patrick O. Nunally	2002	$173,046	(3)	Nil	250,000	None	$105,000 (4)
VP and CTO

(1)	Mr. Blum served as President and CEO from September 25, 2000 until August 5, 2001 when he was relieved of his duties. In September 2001, an action was filed against the Company in the Superior Court of San Diego County, California by Mr. Blum. He contends that he was wrongfully terminated on August 5, 2001 in violation of his employment agreement dated December 1, 2000. He seeks damages for the alleged breach of his employment agreement, age discrimination, as well as other related claims. Management denies the claims and contends it exercised its business judgement for legitimate nondiscriminatory reasons. The Company intends to vigorously defend its position in this case. In accordance with Mr. Blum’s employment agreement, the Company may be obligated to pay him between $0 and $400,000 as severance pay.

(2)	Mr. Bernier served as CEO from August 5, 2001 until March 18, 2002 when Mr. Wallin was appointed President and CEO under a contract entered into between the Company and SDMC, Inc.

(3)	Included in Mssr. Blum, Wallin, Giffhorn, Maitra and Nunally is cash compensation of $400 per month for car allowance.

(4)	Payments to Mr. Nunally for assignments to the Company of intellectual property rights.

     The Company maintains employee benefits that are generally available to all of its employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan. The Company did not make any matching contributions under the 401(k) plan for any of the above named officers during the fiscal years ended May 31, 2002, 2001 and 2000.

Option Grants

     Shown below is information on grants of stock options pursuant to the Company’s 1992, 1996 and 2001 Stock Option Plans to the Named Officers reflected in the Summary Compensation Table shown above.

Option Grants Table for Fiscal Year Ended May 31, 2002

					Potential Realizable Value
		Percent of Total			of Assumed Annual Rates
		Options Granted			of Stock Price Appreciation
	Number of	to Employees in	Exercise	Expiration	for Option Term (1)
Name	Options Granted	Fiscal Year	Price	Date	5% ($)	10% ($)

Jeffrey E. Wallin	1,000,000	24.1%	$0.090	4/8/2007	$24,865	$54,946
Lowell W. Giffhorn	255,000	6.2%	$0.110	11/1/2006	$7,750	$17,125
Joey Maitra	335,000	8.1%	$0.133	1/2/2007	$12,310	$27,201
Donald Bernier	350,000	8.4%	$0.110	11/1/2006	$10,637	$23,505
Patrick Nunally	250,000	6.0%	$0.110	11/1/2006	$7,598	$16,789
Richard Blum	—	—	—	—	$—	$—

(1)	These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent upon the future performance of the company’s common stock, overall market conditions and the executive’s continued involvement with the company. The amounts represented in this table will not necessarily be achieved.

Aggregated Option Exercises and Fiscal Year-End Option Values

     There were no exercises of stock options for the fiscal year ended May 31, 2002 by any of the officers reflected in the Summary Compensation Table shown above. Shown below is information on fiscal year-end values under the Company’s 1992, 1996 and 2001 Stock Option Plans to the officers reflected in the Summary Compensation Table shown above.

	Number of Unexercised		Value of Unexercised
	Options Held At		In-The-Money Options At
	May 31, 2002		May 31, 2002

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Jeffrey E. Wallin	520,000	500,000	$—	$—
Lowell W. Giffhorn	133,333	246,667	$—	$—
Joey Maitra	210,000	150,000	$—	$—
Donald Bernier	150,000	275,000	$—	$—
Patrick Nunally	195,000	355,000	$—	$—
Richard Blum	—	—	$—	$—

     The fair market value of the unexercised in-the-money options at May 31, 2002 was determined by subtracting the option exercise price from the last sale price as reported on the over the counter bulletin board on May 31, 2002, $0.08.

     The Company has not awarded stock appreciation rights to any of its employees. The Company has no long-term incentive plans.

Compensation of Directors

     No direct or indirect remuneration has been paid or is payable by us to the directors in their capacity as directors other than the granting of stock options. We expect that, during the next twelve months, we will not pay any direct or indirect remuneration to any directors of ours in their capacity as directors other than in the form of stock option grants or the reimbursement of expenses of attending directors’ or committee meetings.

Employment Contracts

     The Company entered into a consulting agreement dated as of March 7, 2002, with SDMC, Inc. whereby SDMC would provide the services of Mr. Wallin to be the President and Chief Executive Officer. The agreement is for a term through March 18, 2004 providing for payments of $133,200 per annum. The agreement provides for a bonus up to 50% of the annual base consideration for the applicable year. The agreement also provides for potential bonuses to be paid based on the increase in the price of the Company’s common stock. Should the price of the common stock reach $0.25 for twenty consecutive days, SDMC would receive a cash payment of $10,000, $0.40- $20,000, $0.50- $20,000, $0.60- $30,000, $0.80- $30,000, $1.00- $50,000, $1.50- $100,000, and $2.00- $150,000. The Company may terminate SDMC’s agreement with or without cause, but termination without cause (other than disability or death) would result in severance payments equal to the lesser of (i) four months of the then current compensation or (ii) the balance remaining of the current compensation for the term of his agreement. If a change in control, as defined in the agreement, occurs during the term of his agreement, and if Mr. Wallin refuses to accept or voluntarily resigns from a position other than a qualified position, as that term is defined in the agreement, then SDMC will receive a lump sum severance payment equal to twelve months of the then current compensation. Under the agreement, the Company granted SDMC options to purchase 1,000,000 common shares, 500,000 vesting on March 7, 2002, 250,000 vesting on March 7, 2003 and 250,000 vesting on March 7, 2004. The Company also placed in escrow four months of payments which shall be released to SDMC on the termination of Mr. Wallin’s services for any reason other than cause or his resignation.

     The Company entered into an employment agreement dated as of November 17, 2001, with Mr. Giffhorn providing for his employment as Executive Vice President and Chief Financial Officer. The agreement is for a term through September 4, 2004 providing for a base salary of $144,000 per annum. The base salary may be increased at the discretion of the Board of Directors. The agreement provides for a bonus up to 50% of the annual base salary for the applicable year. The agreement also provides Mr. Giffhorn a monthly car allowance of $400. The Company may terminate Mr.Giffhorn’s employment with or without cause, but termination without cause (other than disability or death) would result in severance payments equal to the lesser of (i) four months of the then current base salary or (ii) the balance remaining of the current base salary for the term of his agreement. If a change in control, as defined in the agreement, occurs during the term of his agreement, and if Mr. Giffhorn refuses to accept or voluntarily resigns from a position other than a qualified position, as that term is defined in the agreement, then he will receive a lump sum severance payment equal to twelve months of his then current salary.

     The Company entered into an employment agreement dated as of December 20, 2001, with Mr. Maitra providing for his employment as Vice President of Engineering. The agreement is for a term through January 2, 2003 providing for a base salary initially of $120,000 per annum which was increased to $126,000 in April 2002. The base salary may be increased at the discretion of the Board of Directors. The agreement provides for a bonus up to 50% of the annual base salary for the applicable year. The agreement also provides Mr. Maitra a monthly car allowance of $400. The Company may terminate Mr.Maitra’s employment with or without cause, but termination without cause (other than disability or death) would result in severance payments equal to the lesser of (i) four months of the then current base salary or (ii) the balance remaining of the current base salary for the term of his agreement. If a change in control, as defined in the agreement, occurs during the term of his agreement, and if Mr. Maitra refuses to accept or voluntarily resigns from a position other than a qualified position, as that term is defined in the agreement, then he will receive a lump sum severance payment equal to twelve months of his then current salary. Under the agreement, the Company granted Mr. Maitra options to purchase 335,000 common shares, 185,000 vesting on January 2, 2002 and 150,000 vesting on January 2, 2003.

     The Company entered into a letter of intent dated May 31, 2001 with Dr. Nunally providing for his employment as the Chief Technical Officer of the Company. The terms of the letter provide for a base salary of $180,000 per annum. The letter provides for a bonus up to 50% of the annual base consideration for the applicable year. In addition, the letter provides for monthly payments of $4,500 for the purchase from Dr. Nunally of certain intellectual property assets and assignment of worldwide patent rights. On March 30, 2001, the Company entered into an agreement with Dr. Nunally providing for additional monthly payments of $3,000 for additional intellectual property assets.

     Mr. Giffhorn was an executive officer and a member of the compensation committee during the fiscal year ended May 31, 2001. Subsequent to May 31, 2001, the entire Board of Directors has served as the compensation committee. Any actions effecting Mr. Giffhorn’s compensation or stock option grants during the period of time he served on the compensation committee were approved by the entire Board of Directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of August 23, 2002, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as otherwise noted.

	Name and Address	Amount & Nature
Title	of Beneficial	of Beneficial		Percent
of Class	Owner	Ownership		of Class

Common stock	Gloria Felcyn, CPA	9,111,611	(1)	10.9%
par value $.00001	20440 Williams Ave
	Saratoga, California 95070
SAME	Donald R. Bernier	375,000	(2)	*
	10989 Via Frontera
	San Diego, California 92127
SAME	Helmut Falk, Jr	124,500	(3)	*
	10989 Via Frontera
	San Diego, California 92127
SAME	Lowell W. Giffhorn	358,281	(4)	*
	10989 Via Frontera
	San Diego, California 92127
SAME	SDMC, Inc	520,000	(5)	*
	10989 Via Frontera
	San Diego, California 92127

	Name and Address	Amount & Nature
Title	of Beneficial	of Beneficial		Percent
of Class	Owner	Ownership		of Class

SAME	David H. Pohl	325,000	(6)	*
	10989 Via Frontera
	San Diego, California 92127
SAME	Patrick O. Nunally	207,000	(7)	*
	10989 Via Frontera
	San Diego, California 92127
SAME	Joey Maitra	387,342	(8)	*
	10989 Via Frontera
	San Diego, California 92127
SAME	Carlton M. Johnson, Jr	50,000	(9)	*
	10989 Via Frontera
	San Diego, California 92127
	All directors & officers
	as a group (8 persons)	2,347,123	(10)	2.8%

*	Less than 1%.

1)	As trustee of the Helmut Falk Family Trust and executor of the Helmut Falk estate, Ms. Felcyn effectively controls the shares which were subject to an escrow arrangement (as described in “Certain Transactions” below) originally issued to nanoTronics in connection with the ShBoom technology acquisition and shares that remain from 5,000,000 non-escrowed shares that were originally issued to nanoTronics in connection with the ShBoom technology acquisition and were subsequently transferred to the Helmut Falk Family Trust. Includes 2,495,388 shares that are issuable on the conversion of a 8% Convertible Debenture and the exercise of a warrant into shares of common stock.

2)	Includes 150,000 shares issuable upon the exercise of outstanding stock options.

3)	Includes 90,000 shares issuable upon the exercise of outstanding stock options.

4)	Includes 133,333 shares issuable upon the exercise of outstanding stock options.

5)	Includes 520,000 shares issuable upon the exercise of outstanding stock options.

6)	Includes 325,000 shares issuable upon the exercise of outstanding stock options.

7)	Includes 195,000 shares issuable upon the exercise of outstanding stock options.

8)	Includes 210,000 shares issuable upon the exercise of outstanding stock options.

9)	Includes 50,000 shares issuable upon the exercise of outstanding stock options.

10)	Includes 673,790 shares issued and outstanding and 1,673,333 shares issuable upon exercise of stock options.

Equity Compensation Plan Information

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,249,739	$0.39	653,783
Equity compensation plans not approved by security holders	24,477,724	$0.11	None

Total	28,727,463	$0.15	653,783

     Common shares issuable on the exercise of stock warrants have not been approved by the security holders and, accordingly, have been segregated in the above table.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no transactions, or series of transactions, during fiscal 2002, 2001 or 2000, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to its knowledge any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest other than as described below.

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

     Based on the terms of the purchase agreement, 5,000,000 of the common shares were issued to nanoTronics subject to an earnout escrow arrangement as a contingent purchase price. The terms of the escrow arrangement, as defined in the purchase agreement, provided for the earnout from escrow of 500,000 common shares for each $500,000 of Patriot revenues commencing June 1, 1994 and ending May 31, 1999. As of May 31, 2002:

•	3,500,000 shares were released from escrow, and

•	the remaining 1,500,000 shares were returned to us and cancelled since revenue was not sufficient to earn this portion of the escrowed shares.

     During January 1999 through April 1999, we entered into four short-term notes with Gloria Felcyn, the trustee for the Falk Family Trust, aggregating $175,000 with maturity dates ranging from October 22, 1999 to January 15, 2000. The short-term notes were paid in December 1999 and January 2000.

     In June 2000, we entered into a three-year, $80,000 secured promissory note receivable with James T. Lunney, a previous Chairman, President and CEO. The note bears interest at the rate of 6% with interest payments due semi-annually and the principal due at the maturity of the note. Mr. Lunney pledged 100,000 shares of Patriot’s common stock that he held on the date of issuance as security for this note.

     During the fiscal years ended May 31, 2002 and 2001, we paid $70,292 and $139,253 to Webster Incorporated for design and maintenance of our web site and for marketing support and materials. The principal in Webster Incorporated, Christine Blum, is the daughter of our previous Chairman, President and CEO, Richard Blum.

     On June 10, 2002, we issued to Gloria Felcyn, Trustee of the Helmut Falk Family Trust, an 8% Convertible Debenture with a principal balance of $100,000 due June 10, 2004. The initial exercise price was $0.08616 and is subject to a downward revision if the price of our stock is lower on any three month anniversary of the debenture or on the date that a statement registering the resale of the common stock issuable upon conversion of the debenture becomes effective. Also, in conjunction with the debenture, we issued a five year warrant to purchase up to 1,334,757 shares of our common stock at an initial exercise price of $0.08616 subject to reset provisions on each six month anniversary of the issuance of the warrant. If the price of our common stock is in excess of $0.20 per share, Ms. Felcyn has a two year option to purchase up to an additional $100,000 of 8% Convertible Debentures on the same terms.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this Report:

1.	Financial Statements. The following consolidated financial statements and supplementary information of the Company and Report of Independent Auditors are included in Part II of this Report:

Report of Nation Smith Hermes Diamond, Certified Public Accountants

Report of BDO Seidman, LLP, Certified Public Accountants

Consolidated Balance Sheets- As of May 31, 2002 and 2001

Consolidated Statements of Operations- Years Ended May 31, 2002, 2001 and 2000

Consolidated Statement of Stockholders’ Equity (Deficit)- Years Ended May 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows- Years Ended May 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2.	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	Document	No.

2.0	PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION.

Exhibit No.	Document	No.

2.1	Agreement to Exchange Technology for Stock in Patriot Scientific Corporation, incorporated by reference to Exhibit 2.1 to Form 8-K dated August 10, 1989	(1)
2.2	Assets Purchase Agreement and Plan of Reorganization dated June 22, 1994, among the Company, nanoTronics Corporation and Helmut Falk, incorporated by reference to Exhibit 10.4 to Form 8-K dated July 6, 1994	(1)
2.2.1	Amendment to Development Agreement dated April 23, 1996 between the Company and Sierra	(1)
	Systems, incorporated by reference to Exhibit 2.2.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 dated April 29, 1996
2.3	Form of Exchange Offer dated December 4, 1996 between the Company and certain shareholders of Metacomp, Inc. incorporated by reference to Exhibit 2.3 to Form 8-K dated January 9, 1997	(1)
2.4	Letter of Transmittal to Accompany Shares of Common Stock of Metacomp, Inc. Tendered Pursuant to the Exchange Offer Dated December 4, 1996 incorporated by reference to Exhibit 2.4 to Form 8-K dated January 9, 1997	(1)
3.0	ARTICLES AND BYLAWS.
3.1	Original Articles of Incorporation of the Company’s predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, file no. 33-23143-FW	(1)
3.2	Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18, File No. 33-23143-FW	(1)
3.3	Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 24, 1992, incorporated by reference to Exhibit 3.3 to Form 8-K dated May 12, 1992	(1)
3.3.1	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to Form 10-KSB for the fiscal year ended May 31, 1995	(1)
3.3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on June 19,1997, incorporated by reference to Exhibit 3.3.2 to Form 10-KSB for the fiscal year ended May 31, 1997	(1)
3.3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 28, 2000, incorporated by reference to Exhibit 3.3.3 to Registration Statement on Form S-3 dated May 5, 2000	(1)
3.3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on May 6, 2002, incorporated by reference to Exhibit 3.3.4 to Registration Statement on Form S-3 dated June 27, 2002	(1)

Exhibit No.	Document	No.

3.4	Articles and Certificate of Merger of Patriot Financial Corporation into the Company	(1)
	dated May 1, 1992, with Agreement and Plan of Merger attached thereto as Exhibit A, incorporated by reference to Exhibit 3.4 to Form 8-K dated May 12, 1992
3.5	Certificate of Merger issued by the Delaware Secretary of State on May 8, 1992,	(1)
	incorporated by reference to Exhibit 3.5 to Form 8-K dated May 12, 1992
3.6	Certificate of Merger issued by the Colorado Secretary of State on May 12, 1992,	(1)
	incorporated by reference to Exhibit 3.6 to Form 8-K dated May 12, 1992
3.7	Bylaws of the Company, incorporated by reference to Exhibit 3.7 to Form 8-K dated May	(1)
	12, 1992
4.0	INSTRUMENTS ESTABLISHING RIGHTS OF SECURITY HOLDERS.
4.1	Specimen common stock certificate, incorporated by reference to Exhibit 4.1 Form 8-K	(1)
	dated May 12, 1992
4.2	Form of Stock Purchase Warrant (Labway Corporation) dated February 29, 1996,	(1)
	exercisable to purchase 253,166 common shares at $1.58 per share until August 31, 1996, granted to investors in connection with an offering of securities made in reliance upon Regulation S, incorporated by reference to Exhibit 4.2 to Form 10-QSB for fiscal quarter ended February 29, 1996
4.3	Form of 6% Convertible Subordinated Promissory Note due September 30, 1998 aggregating	(1)
	$1,500,000 to six investors incorporated by reference to Exhibit 4.3 to Form 10-QSB for fiscal quarter ended August 31, 1996
4.4	Form of 5% Convertible Term Debenture (CC Investments, LDC) due June 2, 1999	(1)
	aggregating $2,000,000 to two investors incorporated by reference to Exhibit 4.4 to Form 8-K dated June 16, 1997
4.5	Form of Stock Purchase Warrant (CC Investments, LDC) dated June 2, 1997 exercisable to	(1)
	purchase an aggregate of 400,000 common shares at $1.69125 per share until June 2, 2002, granted to two investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to Exhibit 4.5 to Form 8-K dated June 16, 1997
4.6	Registration Rights Agreement dated June 2, 1997 by and among the Company and CC	(1)
	Investments, LDC and the Matthew Fund, N.V. related to the registration of the common stock related to Exhibits 4.4 and 4.5 incorporated by reference to Exhibit 4.6 to Form 8-K dated June 16, 1997
4.7	Form of Warrant to Purchase Common Stock (Swartz Family Partnership, L.P.) dated June	(1)
	2, 1997 exercisable to purchase an aggregate of 211,733 common shares at $1.69125 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to Exhibit 4.7 to Form 8-K dated June 16, 1997
4.8	Registration Rights Agreement dated June 2, 1997 by and among the Company and Swartz	(1)
	Investments, LLC related to the registration of the common stock related to Exhibit 4.7 incorporated by reference to Exhibit 4.8 to Form 8-K dated June 16, 1997

Exhibit No.	Document	No.

4.9	Form of 5% Convertible Term Debenture (CC Investments, LDC) due June 2, 1999	(1)
	aggregating $1,000,000 to two investors incorporated by reference to Exhibit 4.9 to Form 10-KSB for the fiscal year ended May 31, 1998
4.10	Form of Stock Purchase Warrant (CC Investments, LDC) dated November 24, 1997	(1)
	exercisable to purchase an aggregate of 200,000 common shares at $1.50 per share until June 2, 2002, granted to two investors in connection with the offering of securities described in Exhibit 4.9 incorporated by reference to Exhibit 4.10 to Form 10-KSB for the year ended May 31, 1998
4.11	Form of Warrant to Purchase Common Stock (Swartz Family Partnership, L.P.) dated	(1)
	November 24, 1997 exercisable to purchase an aggregate of 105,867 common shares at $1.50 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities described in Exhibit 4.9 incorporated by reference to Exhibit 4.11 to Form 10-KSB for the year ended May 31, 1998
4.12	Form of Warrant to Purchase Common Stock (Investor Communications Group, Inc.) dated	(1)
	June 16, 1997 exercisable to purchase an aggregate of 130,000 common shares at prices ranging from $2.50 to $7.50 per share until June 15, 1999 incorporated by reference to Exhibit 4.12 to Form 10-KSB for the year ended May 31, 1998
4.13	Warrant to Purchase Common Stock issued to Spellcaster Telecommunications, Inc. dated	(1)
	April 28, 1998 exercisable to purchase an aggregate of 100,000 common shares at $1.25 per share until April 28, 2000 incorporated by reference to Exhibit 4.13 to Form 10-KSB for the year ended May 31, 1998
4.14	Investment agreement dated February 24, 1999 by and between the Company and Swartz	(1)
	Private Equity, LLC for a maximum aggregate amount of $5,000,000 incorporated by reference to Exhibit 4.14 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998
4.15	Registration Rights Agreement dated February 24, 1999 by and between the Company and	(1)
	Swartz Private Equity, LLC related to the registration of the common stock related to Exhibit 4.14 incorporated by reference to Exhibit 4.15 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998
4.16	Form of Warrant to Purchase Common Stock (Swartz Private Equity, LLC) dated February	(1)
	24, 1999 exercisable to purchase common shares in connection with the offering of securities in Exhibit 4.14 incorporated by reference to Exhibit 4.16 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998
4.17	Amended and Restated Investment Agreement dated July 12, 1999 by and between the	(1)
	Company and Swartz Private Equity, LLC for a maximum aggregate amount of $5,000,000 incorporated by reference to Exhibit 4.17 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated July 14, 1999
4.18	Investment Agreement dated April 28, 2000 by and between the Company and Swartz	(1)
	Private Equity, LLC for a maximum aggregate amount of $30,000,000 incorporated by reference to Exhibit 4.18 to Registration Statement on Form S-3 dated May 5, 2000
4.18.1	Waiver and Agreement dated September 24, 2001 amending the Investment Agreement dated	(1)
	April 28, 2000 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $30,000,000

Exhibit No.	Document	No.

	incorporated by reference to Exhibit 4.18.1 to Registration Statement on Form S-1 dated October 11, 2001
4.19	2001 Stock Option Plan of the Company dated February 21, 2001 incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-8 dated March 26, 2001	(1)
4.20	Investment agreement dated September 17, 2001 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $25,000,000 incorporated by reference to Exhibit 4.20 to Registration Statement on Form S-1 dated October 11, 2001	(1)
4.21	Registration Rights Agreement dated September 17, 2001 by and between the Company and Swartz Private Equity, LLC related to the registration of the common stock related to Exhibit 4.20 incorporated by reference to Exhibit 4.21 to Registration Statement on Form S-1 dated October 11, 2001	(1)
4.22	Warrant to Purchase Common Stock dated September 17, 2001 exercisable to purchase common shares in connection with the Offering of securities in Exhibit 4.20 incorporated by reference to Exhibit 4.22 to Registration Statement on Form S-1 dated October 11, 2001	(1)
4.23	Financial Consulting Services Agreement between the Company and M. Blaine Riley, Randall Letcavage and Rosemary Nguyen incorporated by reference to Exhibit 4.23 to Registration Statement on Form S-8 dated January 22, 2002	(1)
4.24	Form of 8% Convertible Debenture (Lincoln Ventures, LLC) due June 10, 2004 aggregating $1,000,000 to six investors incorporated by reference to Exhibit 4.24 to Registration Statement on Form S-3 dated June 27, 2002	(1)
4.25	Form of Stock Purchase Warrant (Lincoln Ventures, LLC) dated June 10, 2002 exercisable to purchase an aggregate of 12,859,175 common shares at initial exercise prices ranging form $0.08616 to $0.10289 per share until June 10, 2007, granted to six investors in connection with the offering of securities described in Exhibit 4.24 incorporated by reference to Exhibit 4.25 to Registration Statement on Form S-3 dated June 27, 2002	(1)
4.26	Form of Registration Rights Agreement (Lincoln Ventures, LLC) dated June 10, 2002 by and among the Company and six investors related to the registration of the common stock related to Exhibit 4.24 incorporated by reference to Exhibit 4.26 to Registration Statement on Form S-3 dated June 27, 2002	(1)
10.0	MATERIAL CONTRACTS.
10.1	1992 Incentive Stock Option Plan of the Company, incorporated by reference to Exhibit 10.1 to Form 8-K dated May 12, 1992	(1)

Exhibit No.	Document	No.

10.1.1	Amendment to 1992 Incentive Stock Option Plan dated January 11, 1995, incorporated by	(1)
	reference to Exhibit 10.1.1 to Form S-8 dated July 17, 1996
10.2	1992 Non-Statutory Stock Option Plan of the Company, incorporated by reference to	(1)
	Exhibit 10.2 to Form 8-K dated May 12, 1992
10.2.1	Amendment to 1992 Non-Statutory Stock Option Plan dated January 11, 1995 incorporated	(1)
	by reference to Exhibit 10.2.1 to Form 10-KSB for fiscal year ended May 31, 1996
10.3	Lease Agreement between the Company’s subsidiary Metacomp, Inc. and Clar-O-Wood	(1)
	Partnership, a California limited partnership dated April 11, 1991 as amended November 11, 1992 and November 2, 1995 incorporated by reference to Exhibit 10.3 to Form 10-KSB for fiscal year ended May 31, 1997
10.4	Stock Purchase Agreement dated November 29 and 30, 1995, between the Company and SEA,	(1)
	Ltd., incorporated by reference to Exhibit 10.4 to Form 8-K dated December 11, 1995
10.4.1	Letter Amendment to Stock Purchase Agreement dated February 21, 1996, between the	(1)
	Company and SEA, Ltd., incorporated by reference to Exhibit 10.4.1 to Form 10-QSB for fiscal quarter ended 2/29/96
10.5	1995 Employee Stock Compensation Plan of the Company, incorporated by reference to	(1)
	Exhibit 10.5 to Form 10-QSB for fiscal quarter ended 11/30/95
10.6	Letter Stock and Warrant Agreement dated January 10, 1996 between the Company and	(1)
	Robert E. Crawford, Jr., incorporated by reference to Exhibit 10.6 to Form 10-QSB for fiscal quarter ended February 29, 1996
10.7	Non-Exclusive Manufacturing and Line of Credit Agreement dated February 28, 1996,	(1)
	between the Company and Labway Corporation, incorporated by reference to Exhibit 10.7 to Form 10-QSB for fiscal quarter ended February 29, 1996
10.8	Distribution and Representation Agreement dated February 28, 1996, between the Company	(1)
	and Innoware, Inc., incorporated by reference to Exhibit 10.8 to Form 10-QSB for fiscal quarter ended February 29, 1996
10.9	Employment Agreement dated November 20, 1995 between the Company and Elwood G. Norris,	(1)
	incorporated by reference to Exhibit 10.9 to Registration Statement on Form SB-2 dated March 18, 1996
10.9.1	First Amendment to Employment Agreement dated May 17, 1996 between the Company and	(1)
	Elwood G. Norris, incorporated by reference to Exhibit 10.9.1 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated May 23, 1996
10.10	Employment Agreement dated November 20, 1995 between the Company and Robert Putnam,	(1)
	incorporated by reference to Exhibit 10.10 to Registration Statement on Form SB-2 dated March 18, 1996
10.11	Sales Contractual Agreement dated March 19, 1996 between the Company and Evolve	(1)
	Software, Inc., incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 dated April 29, 1996
10.11.1	Two Year Stock Purchase Warrant dated March 19, 1996 Granted to Evolve Software, Inc	(1)
	Providing for the Purchase of up to 50,000 Common Shares at

Exhibit No.	Document	No.

	$2.85, incorporated by reference to Exhibit 10.11.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 dated April 29, 1996
10.12	Employment Agreement dated as of May 8, 1996 between the Company and Michael A	(1)
	Carenzo, including Schedule A — Stock Option Agreement, incorporated by reference to Exhibit 10.12 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated May 23, 1996
10.12.1	First Amendment to Employment Agreement dated as of May 8, 1996 between the Company	(1)
	and Michael A. Carenzo dated September 23, 1996, incorporated by reference to Exhibit 10.12.1 to Form 10-KSB for the fiscal year ended May 31, 1997
10.13	1996 Stock Option Plan of the Company dated March 25, 1996 and approved by the	(1)
	Shareholders on May 17, 1996, incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated May 23, 1996
10.14	Sales Contractual Agreement dated June 20, 1996 between the Company and Compunetics	(1)
	Incorporated incorporated by reference to Exhibit 10.14 to Form 10-KSB for fiscal year ended May 31, 1996
10.15	Sales Contractual Agreement dated July 31, 1996 between the Company and Premier	(1)
	Technical Sales, Inc. incorporated by reference to Exhibit 10.15 to Form 10-KSB for fiscal year ended May 31, 1996
10.16	Employment Agreement dated January 1, 1997 between the Company and Norman J. Dawson	(1)
	incorporated by reference to Exhibit 10.16 to Form 10-KSB for fiscal year ended May 31, 1997
10.17	Employment Agreement dated January 1, 1997 between the Company and Jayanta K. Maitra	(1)
	incorporated by reference to Exhibit 10.17 to Form 10-KSB for fiscal year ended May 31, 1997
10.18	Technology License and Distribution Agreement dated June 23, 1997 between the Company	(1)
	and Sun Microsystems, Inc. incorporated by reference to Exhibit 10.18 to Form 10-KSB for the fiscal year ended May 31, 1997
10.19	Employment Agreement dated March 23, 1998 between the Company and James T. Lunney	(1)
	incorporated by reference to Exhibit 10.19 to Form 10-KSB for the fiscal year ended May 31, 1998
10.20	Employment Agreement dated July 28, 1997 between the Company and Phillip Morettini	(1)
	incorporated by reference to Exhibit 10.20 to Form 10-KSB for the fiscal year ended May 31, 1998
10.21	Employment Agreement dated July 23, 1998 between the Company and Lowell W. Giffhorn	(1)
	incorporated by reference to Exhibit 10.21 to Form 10-KSB for the fiscal year ended May 31, 1998
10.22	Secured Promissory Note dated June 12, 2000 between the Company and James T. Lunney	(1)
	incorporated by reference to Exhibit 10.22 to Form 10-KSB for the fiscal year ended May 31, 2000

Exhibit No.	Document	No.

10.23	Purchase Agreement dated June 29, 2000 between the Company and 4S 37/38, LLC	(1)
	incorporated by reference to Exhibit 10.23 to Form 10-KSB for the fiscal year ended May 31, 2000
10.24	Employment Agreement dated October 2, 2000 between the Company and Miklos B. Korodi	(1)
	incorporated by reference to Exhibit 10.24 to Form 10-QSB for the fiscal quarter ended November 30, 2000
10.25	Employment Agreement dated December 1, 2000 between the Company and Richard G. Blum	(1)
	incorporated by reference to Exhibit 10.25 to Form 10-QSB for the fiscal quarter ended November 30, 2000
10.26	Employment Agreement dated January 29, 2001 between the Company and Serge J. Miller	(1)
	incorporated by reference to Exhibit 10.26 to Form 10-KSB for the fiscal year ended May 31, 2001
10.27	Lease Agreement dated February 23, 2001 between the Company and Arden Realty Finance	(1)
	IV, LLC incorporated by reference to Exhibit 10.27 to Form 10-KSB for the fiscal year ended May 31, 2001
10.28	Employment Agreement dated January 1, 2001 between the Company and David H. Pohl	(1)
	incorporated by reference to Exhibit 10.28 to Form 10-KSB for the fiscal year ended May 31, 2001
10.29	Employment Agreement dated April 26, 2001 between the Company and David H. Pohl	(1)
	incorporated by reference to Exhibit 10.29 to Form 10-KSB for the fiscal year ended May 31, 2001
10.30	Employment Agreement dated November 17, 2001 between the Company and Lowell W	(1)
	Giffhorn incorporated by reference to Exhibit 10.30 to Registration Statement on Form S-3 dated June 27, 2002
10.31	Employment Agreement dated December 20, 2001 between the Company and Jayanta Maitra	(1)
	incorporated by reference to Exhibit 10.31 to Registration Statement on Form S-3 dated June 27, 2002
10.32	Consulting Agreement dated March 7, 2002 between the Company and SDMC, Inc	(1)
	incorporated by reference to Exhibit 10.32 to Registration Statement on Form S-3 dated June 27, 2002
23.0	CONSENTS OF EXPERTS AND COUNSEL
23.1	Consent of Nation Smith Hermes Diamond, LLP independent certified public accountants	(2)
23.2	Consent of BDO Seidman, LLP independent certified public accountants	(2)
99.0	Additional Exhibits.
99.1	Form of ISO Plan Option (Gaspar) dated May 29, 1992, incorporated by reference to	(1)
	Exhibit 28.2 to registration statement on Form SB-2, file no. 33-57858
99.2	Form of NSO Plan Option (Berlin) dated May 29, 1992, incorporated by reference to	(1)
	Exhibit 28.3 to registration statement on Form SB-2, file no. 33-57858

Exhibit No.	Document	No.

99.3	Form of Incentive Stock Option Agreement to the Company’s 1996 Stock Option Plan	(1)
	(individual agreements differ as to number of shares, dates, prices and vesting), incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated May 23, 1996
99.4	Form of NonQualified Stock Option Agreement to the Company’s 1996 Stock Option Plan	(1)
	(individual agreement differ as to number of shares, date, prices and vesting), incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated May 23, 1996
99.5	Press Release of the Company dated November 4, 1996 incorporated by	(1)
	reference to Exhibit 99.5 to Form 8-K dated January 9, 1997
99.6	Form of Incentive Stock Option Agreement to the Company’s 2001 Stock Option Plan	(1)
	incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8 filed March 26, 2001
99.7	Form of Non-Qualified Stock Option Agreement to the Company’s 2001 Stock Option Plan	(1)
	incorporated by reference to Exhibit 99.7 to Registration Statement on Form S-8 filed March 26, 2001
99.8	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley	(2)
	Act of 2002
99.9	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley	(2)
	Act of 2002

(1)	Previously filed in indicated registration statement or report.

(2)	Exhibit filed herewith this Annual Report on Form 10-K for the fiscal year ended May 31, 2002

(b)	Financial Statement Schedules

The following financial statement schedule filed herein as a part of this report at F-37

Schedule II- Valuation and Qualifying Accounts

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or the Notes thereto.

(c)  Reports on Form 8-K — The Company did file a report on Form 8-K on May 24, 2002, amended on Form 8K/A on June 5, 2002, announcing a change in the Company’s certifying accountant.

Patriot Scientific Corporation

Index to Consolidated Financial Statements

Report of Nation, Smith, Hermes, Diamond, Independent Certified Public Accountants	F-2
Report of BDO Seidman, LLP, Independent Certified Public Accountants	F-3
Consolidated Balance Sheets as of May 31, 2002 and 2001	F-4
Consolidated Statements of Operations for the Years Ended May 31, 2002, 2001 and 2000	F-5
Consolidated Statement of Stockholders’ Equity (Deficit) for the Years Ended May 31, 2002, 2001 and 2000	F-6
Consolidated Statements of Cash Flows for the Years Ended May 31, 2002, 2001 and 2000	F-7
Summary of Accounting Policies	F-8-F-14
Notes to Consolidated Financial Statements	F-15-F-36
Schedule II- Valuation and Qualifying Accounts	F-37

Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors
Patriot Scientific Corporation
San Diego, California

We have audited the accompanying consolidated balance sheet of Patriot Scientific Corporation as of May 31, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flow for the year ended May 31, 2002. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Patriot Scientific Corporation at May 31, 2002, and the consolidated results of its operations and its cash flows for the year ended May 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows and has negative working capital that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Nation Smith Hermes Diamond

San Diego, California

July 19, 2002, except for note 1,
dated as of August 23, 2002.

Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors
Patriot Scientific Corporation
San Diego, California

We have audited the accompanying consolidated balance sheet of Patriot Scientific Corporation as of May 31, 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended May 31, 2001. We have also audited the schedule listed in the accompanying index for each of the two years in the period ended May 31, 2001. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Patriot Scientific Corporation at May 31, 2001 and the consolidated results of its operations and its cash flows for each of the years in the two year period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended May 31, 2001.

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

/s/ BDO Seidman, LLP

Denver, Colorado
August 9, 2001, except for Note 1, dated as
of August 15, 2001

Patriot Scientific Corporation
Consolidated Balance Sheets

May 31,	2002	2001

ASSETS (Notes 5 and 6)
Current assets:
Cash and cash equivalents	$88,108	$464,350
Accounts receivable, net of allowance of $6,000 and $54,000 for uncollectible accounts	4,797	188,982
Inventories (Note 2)	—	223,393
Prepaid expenses	35,749	73,185

Total current assets	128,654	949,910
Property and equipment, net (Note 3)	285,488	423,528
Other assets, net of accumulated amortization of $20,833 and $8,333	330,863	16,667
Patents and trademarks, net of accumulated amortization of $400,158 and $337,363	189,521	153,588

	$934,526	$1,543,693

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Secured note payable, net of debt discount of $189,516 (Note 5)	$445,760	$—
Accounts payable	385,255	434,838
Accrued liabilities	211,291	186,467
Current portion of capital lease obligation	5,116	—

Total current liabilities	1,047,422	621,305
8% Convertible Debentures, net of debt discount of $192,802 (Note 6)	315,198	—
Long term portion of capital lease obligation	16,731	—
Commitments and contingencies (Notes 1, 8, 12 and 13)
Stockholders’ equity (deficit) (Notes 5, 6, 7, 8 and 9):
Preferred stock, $.00001 par value; 5,000,000 shares authorized: none outstanding	—	—
Common stock, $.00001 par value; 200,000,000 and 100,000,000 shares authorized: 81,465,757 and 57,535,411 issued and outstanding at May 31, 2002 and 2001, respectively	815	575
Additional paid-in capital	41,440,101	37,320,503
Accumulated deficit	(41,805,741)	(36,318,690)
Note receivable (Note 4)	(80,000)	(80,000)

Total stockholders’ equity (deficit)	(444,825)	922,388

	$934,526	$1,543,693

See accompanying reports of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

Patriot Scientific Corporation
Consolidated Statements of Operations

Years Ended May 31,	2002	2001	2000

Net sales (Note 14):
Product	$358,809	$336,684	$553,181
Licenses and royalties	—	700	163,779

Net sales	358,809	337,384	716,960

Cost of sales:
Product costs	244,547	444,320	455,008
Inventory obsolescence	149,433	100,000	270,000

Cost of sales	393,980	544,320	725,008

Gross loss	(35,171)	(206,936)	(8,048)
Operating expenses:
Research and development	1,372,421	2,218,433	3,170,166
Selling, general and administrative	2,708,579	2,588,579	3,501,128

Operating expenses	4,081,000	4,807,012	6,671,294

Operating loss	(4,116,171)	(5,013,948)	(6,679,342)

Other income (expenses):
Gain on sale of technology	—	—	250,000
Interest income	2,662	48,329	28,014
Interest expense (Notes 5, 6 and 7)	(1,373,542)	(3,284)	(1,087,380)

Other income (expenses)	(1,370,880)	45,045	(809,366)

Net loss	$(5,487,051)	$(4,968,903)	$(7,488,708)

Basic and diluted loss per common share (Note 9)	$(0.08)	$(0.09)	$(0.17)

Weighted average number of common shares outstanding during the period (Note 9)	66,810,028	53,433,788	44,156,418

See accompanying reports of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

Patriot Scientific Corporation
Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended May 31, 2002, 2001 and 2000
	Common Stock
			Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, June 1, 1999	39,563,915	396	22,879,449	(23,861,079)	(981,234)
Issuance of common stock at $.25 to $.98 per share (Note 7)	7,014,796	70	4,999,930	—	5,000,000
Exercise of common stock warrants and options at $.18 to $1.46 per share (Note 8)	3,750,759	37	923,913	—	923,950
Reclassification of stock subject to rescission at $.18 to $.20 per share	400,000	4	74,996	—	75,000
Non-cash compensation expense (Note 8)	—	—	3,739,267	—	3,739,267
Conversion of notes payable plus interest at $.29 per share (Note 5)	397,205	4	116,178	—	116,182
Value of warrants issued (Note 8)	—	—	739,037	—	739,037
Non-cash interest on conversion of notes payable (Note 5)	—	—	86,388	—	86,388
Net loss	—	—	—	(7,488,708)	(7,488,708)

Balance, May 31, 2000	51,126,675	511	33,559,158	(31,349,787)	2,209,882

Issuance of common stock at $.43 to $1.05 per share (Note 8)	5,411,320	54	3,342,143	—	3,342,197
Exercise of common stock warrants and options at $.25 to $.32 per share (Note 8)	997,416	10	289,063	—	289,073
Issuance of options for services	—	—	130,139	—	130,139
Issuance of note receivable (Note 4)	—	—	(80,000)	—	(80,000)
Net loss	—	—	—	(4,968,903)	(4,968,903)

Balance, May 31, 2001	57,535,411	$575	$37,240,503	$(36,318,690)	$922,388

Issuance of common stock at $.07 to $.30 per share (Notes 7 and 8)	4,888,680	49	879,556	—	879,605
Exercise of common stock warrants and options at $.25 to $.32 per share (Note 8)	241,666	3	73,830	—	73,833
Issuance of options for services	—	—	106,926	—	106,926
Issuance of common stock for services at $.09 per share	2,200,000	22	197,978	—	198,000
Conversion of notes payable at $.07 to $.09 per share (Note 5)	16,600,000	166	1,552,885	—	1,553,051
Value of warrants issued	—	—	1,308,423	—	1,308,423
Net loss	—	—	—	(5,487,051)	(5,487,051)

Balance, May 31, 2002	81,465,757	$815	$41,360,101 (1)	$(41,805,741)	$(444,825)

See accompanying reports of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

(1)	Additional Paid-In Capital includes a note receivable of $80,000 and additional paid-in capital of $41,440,101.

Patriot Scientific Corporation
Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents
Years Ended May 31,	2002	2001	2000

Operating activities:
Net loss	$(5,487,051)	$(4,968,903)	$(7,488,708)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	285,759	260,316	367,395
Provision for doubtful accounts	76,000	49,000	41,919
Provision for inventory obsolescence	149,433	100,000	270,000
Common stock, options and warrants issued for services	99,000	119,565	—
Non -cash interest expense related to convertible debentures, notes payable and warrants	1,324,431	—	995,651
Gain on sale of technology	—	—	(250,000)
Non -cash compensation expense	—	—	3,739,267
Changes in:
Accounts receivable	(45,973)	(242,405)	(159,709)
Inventories	73,960	(252,229)	(91,331)
Prepaid and other assets	(83,334)	(2,563)	75,150
Accounts payable and accrued expenses	(24,759)	98,039	(982,684)

Net cash used in operating activities	(3,632,534)	(4,839,180)	(3,483,050)

Investing activities:
Note receivable (Note 4)	—	(80,000)	—
Web site development costs	—	(25,000)	—
Purchase of property, equipment and patents, net	(146,156)	(388,557)	(169,116)
Proceeds from sale of technology	—	—	250,000

Net cash (used in) provided by investing activities	(146,156)	(493,557)	80,884

Financing activities:
Proceeds from issuance of secured note payable	1,790,000	—	410,000
Payments for capital lease obligations	(3,148)	—	—
Proceeds from issuance of convertible debentures	508,000	—	—
Principal payments on notes payable and long-term debt	—	—	(720,355)
Proceeds from issuance of common stock	879,605	3,342,197	5,000,000
Proceeds from exercise of common stock warrants and options	73,833	289,073	634,950
Proceeds from sale of accounts receivable	154,158	65,575	142,000

Net cash provided by financing activities	3,402,448	3,696,845	5,466,595

Net (decrease) increase in cash and cash equivalents	(376,242)	(1,635,892)	2,064,429
Cash and cash equivalents, beginning of year	464,350	2,100,242	35,813

Cash and cash equivalents, end of year	$88,108	$464,350	$2,100,242

Supplemental Disclosure of Cash Flow Information:
Convertible debentures, notes payable and accrued interest exchanged for common stock	$1,154,725	$—	$405,182
Cash payments for interest	19,719	—	102,137
Common stock, warrants and options issued for prepaid services	315,500	10,574	—
Write-off of inventory	38,052	177,000	347,000
Capital lease obligation	24,996	—	—
Debt discount	1,308,423	—	—

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

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 financial statements in order for them to conform to the 2002 presentation. Such reclassifications have no impact on the Company’s financial position or results of operations.

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

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the immediate or short-term maturity of these instruments. With respect to the long-term debt, the carrying amounts approximate fair value because the debt was issued immediately prior to the end of the fiscal year.

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

Revenue Recognition

We recognize revenue on the shipment to our customers of communication products, microprocessor integrated chips and evaluation boards. We anticipate that in the future we will also derive revenue from fees for the transfer of proven and reusable intellectual property components or the performance of engineering services. We anticipate to enter into licensing agreements that will provide licensees the right to incorporate our intellectual property components in their products with terms and conditions that we anticipate to vary by licensee. Generally, we anticipate these payments will include a nonrefundable technology license fee, which will be payable upon the transfer of intellectual property, or a nonrefundable engineering service fee, which generally will be payable upon achievement of defined milestones. In addition, we anticipate these agreements will include royalty payments, which will be payable upon sale of a licensee’s product, and maintenance and limited support fees. We will classify all revenue that involves the future sale of a licensee’s products as royalty revenue. Royalty revenue will be generally recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property components (i.e., in the quarter following the sale of licensed product by the licensee). We will classify all revenue that does not involve the future sale of a licensee’s products, primarily license fees and engineering service fees and maintenance and support fees, as contract revenue. License fees will be recognized upon the execution of the license agreement and transfer of

Patriot Scientific Corporation
Summary of Accounting Policies (Continued)

intellectual property, provided no further significant performance obligations exist and collectibility is deemed probable.

Fees related to engineering services contracts, which will be performed on a best efforts basis and for which we will receive periodic milestone payments, will be recognized as revenue over the estimated development period, using a cost-based percentage of completion method. Annual maintenance and support fees, which will be renewable by the licensee, will be classified as contract revenue and will be amortized over the period of support, generally 12 months.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising

     The Company expenses advertising costs as incurred. Advertising expenses were approximately $9,000, $7,400 and $2,100 for the years ended May 31, 2002, 2001 and 2000, respectively.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the combination of the tax payable for the year and the change during the year in deferred tax assets and liabilities.

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

During the year ended May 31, 2002, based upon information then available, the Company revised its estimates regarding the recovery of certain inventories. As a result, the Company increased existing reserves for obsolescence by $111,381.

Patriot Scientific Corporation
Summary of Accounting Policies (Continued)

Sale of Accounts Receivable

The Company has adopted SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A $400,000 factoring line established by the Company with a bank enables the Company to sell selected accounts receivable invoices to the bank with full recourse against the Company. These transactions qualify for a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it is not entitled to or obligated to repurchase or redeem the invoices before their maturity and it does not have the ability to unilaterally cause the bank to return the invoices. Under SFAS 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During fiscal 2002 and 2001, the Company sold approximately $193,000 and $82,000, respectively, of its accounts receivable to a bank under a factoring agreement for approximately $177,000 and $66,000, respectively. Pursuant to the provisions of SFAS 140, the Company reflected the transaction as a sale of assets and established an accounts receivable from the bank for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 20% of the total accounts receivable invoice sold to the bank less 1% of the total invoice as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer. The Company collected the entire retained amount and there were no balances for retained amounts outstanding at May 31, 2002. Also, at May 31, 2002, the entire line of $400,000 is available for future factoring of accounts receivable invoices.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the Company to provide pro forma information regarding net income as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

The Company applies SFAS No. 123 in valuing options granted to consultants and estimates the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as

Patriot Scientific Corporation
Summary of Accounting Policies (Continued)

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

     SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No.142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires companies to complete a transitional goodwill impairment test six months from the date of adoption. Companies are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. Upon the adoption of this statement no material impact on our financial statements is expected.

     Our previous business combinations were accounted for using the pooling-of-interests method. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of SFAS No. 141 and No. 142 will not affect the results of past acquisition transactions. However, all future business combinations will be accounted for

Patriot Scientific Corporation
Summary of Accounting Policies (Continued)

under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. We will be required to reassess the useful lives of our intangible assets within the first fiscal quarter of 2003.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the fiscal year ending May 31, 2003. Upon the adoption of this statement no material impact on our financial statements is expected.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The adoption of this statement may impact the presentation of information in our future financial statements.

In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to the debt extinguishment will be effective for fiscal years beginning after May 15, 2002. Adoption of this standard will not have any effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well

Patriot Scientific Corporation
Summary of Accounting Policies (Continued)

as the amount recognized. Adoption of this standard will not have any effect on the Company’s consolidated financial statements.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements

1. Continued Existence and Management’s Plan

Our consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our obtaining sufficient financing to sustain our operations. We incurred a net loss of $5,487,051, $4,968,903 and $7,488,708 and negative cash flow from operations of $3,632,534, $4,839,180 and $3,483,050 in the years ended May 31, 2002, 2001 and 2000, respectively. At May 31, 2002, we had deficit working capital of $918,768 and cash and cash equivalents of $88,108. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $376,242 during the year ended May 31, 2002.

We estimate our current cash requirements to sustain our operations for the next twelve months through May 2003 to be $2.4 million. Since we are attempting to sell the communications product line, we are assuming that there will be no communications product revenue. We have a note payable to Swartz of $635,276 at May 31, 2002 which is due in November 2002. We also have a convertible debenture with one investor as of May 31, 2002 of $225,000 and have received advances against additional convertible dentures of $283,000. In addition to limitations based on trading volume and market price of the common stock, our ability to obtain equity financing under the $25 million equity line of credit (see Note 7 to the consolidated financial statements) is dependent on our having registered shares of our common stock to sell to Swartz Private Equity, LLC (“Swartz”). As of May 31, 2002, we do not have any registered shares to sell to Swartz. Subsequent to May 31, 2002, we completed the first funding of the convertible debentures by receiving an additional $492,000. At the option of the debenture holders, they may purchase additional debentures up to $1 million at any time during the next two years as long as the price of our common stock is in excess of $0.20 per share.

The terms of the $25 million equity line of credit, including limitations on the amount of shares that can be sold to Swartz based on the trading volume and market price of the common stock and the potential additional amounts that may be raised under the convertible debentures may not provide funds sufficient to meet our cash requirements. In order to meet our cash requirements, we may need to receive additional advances from Swartz, secure short-term debt, private placement debt and/or equity financings with individual or institutional investors. In addition to the cost reduction plan implemented during the current fiscal year, including the reduction in personnel, we may need to make additional cost reductions if our cash requirements cannot be met from external sources. We expect that the $2.4 million requirement will be provided by:

•	the additional funds received subsequent to May 31, 2002, related to the convertible debentures of $492,000;

•	optional amounts which may received under the convertible debentures of $1,000,000;

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

•	additional funds under the $25 million equity line of credit if we are successful in registering additional shares of common stock, limitations based on trading volume and market price of the common stock allow adequate funding, and such available funding exceeds the remaining balance of the note payable to Swartz;

•	proceeds from the exercise of outstanding stock options and warrants; and

•	additional debt and/or equity financings.

In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. We also have remaining a $400,000 accounts receivable factoring agreement with our bank; however, we have no eligible accounts receivable to factor as of May 31, 2002.

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

Based on our current plan and assumptions, we anticipate that we will be able to meet our cash requirements for the next twelve months. We anticipate meeting our cash needs as follows:

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Cash available:
Cash available at May 31, 2002	$88,108
Subsequent advances
Additional amounts under convertible debentures received subsequent to May 31, 2002	492,000
Optional amounts under convertible debentures	1,000,000

Available cash under existing agreements	1,580,108

Cash needs:
Estimated needs	2,400,000
Note payable to Swartz at November 5, 2002	635,276

Total	3,035,276
Required funds from external sources	$1,455,168

As shown above, we need to obtain $3,035,276. Any additional funding under the existing $25 million equity line of credit is dependent on many factors. However, there can be no assurance that any funds required during the next twelve months or thereafter can be generated from sales of common stock under the existing $25 million equity line of credit or that we will be able to secure additional debt or equity financing. The lack of additional capital could force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Further, there can be no assurance that we will be able to timely receive shareholder approval to increase the number of authorized shares or that required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. As such, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

2.	Inventories Inventories consisted of the following:

	May 31,

	2002	2001

Component parts	$301,548	$343,430
Work in process	—	20,000
Finished goods	71,833	121,963

	373,381	485,393
Reserve for obsolescence	(373,381)	(262,000)

	$—	$223,393

3.	Property and Equipment Property and equipment consisted of the following:

	May 31,

	2002	2001

Computer equipment and software	$1,660,707	$1,593,907
Furniture and fixtures	499,274	493,649
Laboratory equipment	205,594	205,594

	2,365,575	2,293,150
Less accumulated depreciation and amortization	2,080,087	1,869,622

Net property and equipment	$285,488	$423,528

Depreciation expense was $211,850, $186,621 and $283,952 for the years ended May 31, 2002, 2001 and 2000

4.	Note Receivable

     In June 2000, the Company entered into a three-year, $80,000 Secured Promissory Note Receivable with an individual who was, at the time of the issuance of the note, an executive officer of the Company. The note is due on June 12, 2003. On September 25, 2000, he requested and was relieved of his duties as an executive officer and director of the Company. The note bears interest at the rate of 6% per annum with interest payments due semi-annually and the principal due at the maturity of the note. The individual pledged 100,000 shares of the Company’s common stock that he held on the date of issuance as security for this note.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

5.	Secured Note Payable

On March 12, 2002, we replaced and superceded a previously issued Secured Promissory Note with Swartz with an Amended Secured Promissory Note and Agreement with an effective date of October 9, 2001 and an Addendum to Amended Secured Promissory Note dated March 12, 2002. The amended note matures on October 9, 2002 and amounts outstanding under the note bear interest at the rate of 5% per annum. Upon mutual agreement between Swartz and us, Swartz may advance additional amounts under the amended note. Per the addendum to the amended note, principal and interest payments are deferred until October 9, 2002.

As part of the consideration for entering into the above amended note, we agreed to issue warrants to Swartz related to each advance against the note. In connection with each advance, we issued to Swartz a warrant to purchase a number of shares of common stock equal to the amount of the advance multiplied by 8.25 at an initial exercise price equal to the lesser of (a) the factor of the average of the volume weighted average price per share, as defined by Bloomberg L.P., for each trading day in the period beginning on the date of the previous advance and ending on the trading day immediately preceding the date of the current advance multiplied by .70 or (b) the volume weighted average price per share minus $0.05. In addition, if after March 12, 2002, we issue common stock to any parties other than Swartz, we are obligated to issue to Swartz warrants equal to 20% of the common stock so issued. The amended note also gives to Swartz the right of first refusal and rights to participate in subsequent debt or equity transactions entered into by us through March 15, 2003.

As of May 31, 2002 we issued warrants to purchase up to 12,188,150 shares of our common stock in accordance with the amended note agreement. The warrants issued were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was also recorded as debt discount. See Note 7 to the consolidated financial statements for discussion of the terms of the warrants

The note is secured by our assets.

All debt discounts are to be amortized as additional interest expense over the projected term of the note payable. As of May 31, 2002, $1,107,238 has been reflected as debt discount of which $917,722 was amortized to interest expense during the year ended May 31, 2002.

Advances against the note		$1,790,000

Less amount applied against $30 million equity line of credit		(227,800)
Less amount applied against $25 million equity line of credit		(926,924)
Less debt discount
Total	1,107,238
Amount amortized to expense	(917,722)	(189,516)

Note payable at May 31, 2002		$445,760

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

     On November 9, 2001, an offset of $227,800 from the sale of 2,500,000 shares of common stock was applied against the final put under the $30 million equity line of credit discussed below. The excess of the market value of the underlying 2,500,000 shares of common stock over the principal reduction of $227,800 was recorded as additional interest expense of $197,250 during the year ended May 31, 2002.

     On May 30, 2002, an offset of $926,924 from the sale of 14,100,000 shares of common stock was applied against the first put under the $25 million equity line of credit discussed below. The excess of the market value of the underlying 14,100,000 shares of common stock over the principal reduction of $926,924 was recorded as additional interest expense of $201,076 during the year ended May 31, 2002.

6. 8% Convertible Debentures

Overview. From April 23, 2002 through June 10, 2002, we sold an aggregate of $1,000,000 of 8% convertible debentures to a group of six investors. The initial funding of $225,000 was completed on April 23, 2002 and we received additional advances of $283,000 as of May 31, 2002 towards the $775,000 closing on June 10, 2002. The convertible debentures entitle the debenture holder to convert the principal and unpaid accrued interest into our common stock through June 10, 2004. In addition, the debenture holder received warrants exercisable into a number of our common shares.

Initial Number of Shares Debentures May Be Converted Into. The $225,000 debenture can be converted into a number of our common shares at a conversion price that initially equals $0.10289 per share and the $775,000 debenture can be converted into a number of our common shares at a conversion price that initially equals $0.086 per share.

Resets of Conversion Price and Conversion Shares. A reset date occurs on each three month anniversary of the closing date of each debenture and on the date the registration statement filed in June 2002 becomes effective. If the volume weighted average price for our common stock for the ten days previous to the reset date is less than the conversion price in effect at the time of the reset date, then the number of common shares issuable to the selling shareholder on conversion will be increased. If the conversion price is reset, the debenture can be converted into a number of our common shares based on the following calculation: the amount of the debenture plus any unpaid accrued interest divided by the reset conversion price which shall equal the volume weighted average price for our common stock for the ten days previous to the reset date.

Warrants. Concurrent with the issuance of the convertible debentures, we issued to the debenture holders warrants to purchase up to 12,859,175 shares of our common stock. These warrants are exercisable for five years from the date of issuance at initial exercise prices equal to 115% of the volume weighted average price for our common stock for the ten days previous to the debenture date. The warrant exercise price is subject to being reset on each six month anniversary of its issuance.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Options to Purchase Additional Debentures. Subject to the price of our common stock being equal to or greater than $0.20 per share and a two year limitation, the debenture holders may purchase additional debentures equal to the value of their initial debentures. The price at which the optional additional debentures could be converted would initially equal 115% of the volume weighted average price for our common stock for the ten days previous to the date on which the optional additional debentures were closed. The optional additional debentures would carry the same warrant amounts and reset privileges as the initial debentures.

Shareholder Approval. We may currently issue more than 20% of our outstanding shares under the convertible debentures. If we become listed on the NASDAQ Small Cap Market or NASDAQ National Market, then we must get shareholder approval to issue more than 20% of our outstanding shares. Since we are currently a bulletin board company, we do not need shareholder approval.

Restrictive Covenants. For a period of 18 months from the date of the debentures, we are prohibited from certain transactions. These include the issuance of any debt or equity securities in a private transaction which are convertible or exercisable into shares of common stock at a price based on the trading price of the common stock at any time after the initial issuance of such securities; the issuance of any debt or equity securities with a fixed conversion or exercise price subject to adjustment; and any private equity line type agreements without obtaining the debenture holders’ prior written approval.

Right of First Refusal. The debenture holders have a right of first refusal to purchase or participate in any equity securities offered by us in any private transaction which closes on or prior to the date that is two years after the issue date of each debenture.

As of May 31, 2002 we issued warrants to purchase up to 2,514,809 shares of our common stock in accordance with the convertible debenture. The warrants issued were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was also recorded as debt discount. See Note 8 to the consolidated financial statements for discussion of the terms of the warrants.

All debt discounts are to be amortized as additional interest expense over the projected term of the convertible debenture. As of May 31, 2002, $201,185 has been reflected as debt discount of which $8,383 was amortized to interest expense during the year ended May 31, 2002.

The convertible debenture is secured by our assets.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Convertible debenture dated April 23, 2002		$225,000
Advances against convertible debenture dated June 10, 2002 as of May 31, 2002		283,000
Less debt discount
Total	201,185
Amount amortized to expense	(8,383)	(192,802)

Convertible debenture at May 31, 2002		$315,198

7. Investment Agreements

$5 Million Equity Line of Credit Agreement

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

In July 1999, the Company amended and restated the investment agreement with Swartz to eliminate the discretion of Swartz as to the timing of its purchase of the Company’s common stock.

The amended and restated investment agreement required Swartz, after the Company put shares of common stock to it, to purchase the Company’s common stock on the twentieth day following the put. The previous agreement enabled Swartz, in its sole discretion, to purchase the Company’s common stock at any time during a twenty-day period following the Company’s put to it.

The registration statement went effective on October 5, 1999. As a result of an increase in the market price and trading volume of the Company’s common stock, the Company completed the $5 million placement of shares in February 2000. The total number of shares placed with Swartz was 13.9% of the total number of shares outstanding at the time or 7,014,796 common shares at prices ranging from $0.248 to $0.9775. The average price per share paid by Swartz was $0.71 compared to the average closing price during the twenty day pricing periods of $1.34 per share.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

An additional 1,052,219 shares of common stock at exercise prices ranging initially from $0.341 to $1.265 are issuable to Swartz upon the exercise of warrants issued under the investment agreement. The warrants contain a reset provision which may reduce the exercise price if the price, as defined in the agreement, is lower on any subsequent six month anniversary. As a result of the reset provision, the exercise prices have been reduced to a range of $0.072 to $0.08 as of May 31, 2002. None of the warrants had been exercised as of May 31, 2002.

$30 Million Equity Line of Credit Agreement

In May 2000, we entered into an investment agreement with Swartz. The investment agreement entitled us , at our option, to issue and sell our common stock for up to an aggregate of $30 million from time to time during a three-year period, subject to certain conditions including among other items (1) an effective registration statement must be on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares that can be sold to Swartz within a 30 day time period based on the trading volume of the stock. Swartz could purchase the common stock from us at a discount. If the market price was less than $1.00 per share, the discount was $.10 per share; if the market price was between $1.00 to $1.99 per share, the discount was 10%; and if the market price was $2.00 or greater, the discount was 7%. In addition to the common stock purchased, Swartz received warrants to purchase an additional 15% of the common stock equal to 110% of the market price as determined during the pricing period, subject to further semi-annual price adjustments if the price of our common stock goes down.

The registration statement went effective on June 23, 2000. In May 2001, we issued 588,680 shares of common stock in excess of the required shares under the May 30, 2001 put. These shares were applied to puts subsequent to May 31, 2001 and, accordingly, were not included as issued or outstanding in the May 31, 2001 consolidated financial statements. Since the inception of the agreement through May 31, 2002, we received proceeds of $4,381,601 from the sale of 12,000,000 shares of common stock . Per the terms of the investment agreement, through May 31, 2002, we issued ten five-year warrants for 1,800,000 shares of common stock exercisable initially at prices ranging from $0.091 to $1.562. The warrants contain a reset provision which may reduce the exercise price if the price, as defined in the agreement, is lower on any subsequent six month anniversary. As a result of the reset provision, the exercise prices have been reduced to a range of $0.072 to $0.132 as of May 31, 2002. None of the warrants had been exercised as of May 31, 2002.

On September 17, 2001, we entered into a $25 million equity line of credit agreement with Swartz, thereby, effectively concluding the $30 million equity line of credit at the conclusion of the put in effect on that date.

On September 24, 2001, we entered into a waiver and agreement with Swartz whereby Swartz was able to advance us $227,800 prior to the close of the final put under the $30 million equity line of credit. The waiver and agreement extended the time of the put beyond twenty days and redefined the price of the put to be the lesser of the factor of (a) the volume weighted average price per share, as defined by Bloomberg L.P., for each day of the put multiplied by .70 or (b) the volume weighted average price per share minus $0.05 multiplied by 20% of the acceptable daily volume as defined in

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

the waiver. At the discretion of Swartz the 20% daily volume limitation could be increased up to 30% of the daily volume. In addition, the waiver included the issuance of a purchase warrant to purchase 2,125,000 shares of common stock at an initial exercise price of $0.0911. The purchase warrant shares were issued to Swartz as restricted shares subject to “piggyback’ registration rights and are subject to repricings on each six month anniversary if 110% of the lowest closing bid price for the five days previous to the anniversary date is less than the initial or subsequent reset exercise prices. See Note 8 for further information on the warrants.

$25 Million Equity Line of Credit Agreement

Overview. On September 17, 2001, we entered into an investment agreement with Swartz. The investment agreement entitles us to issue and sell our common stock to Swartz for up to an aggregate of $25 million from time to time during a three-year period following the effective date of the registration statement. This is also referred to as a put right. We filed a registration statement on Form S-1 on October 11, 2001 that was declared effective on November 5, 2001 for 15,000,000 shares of our common stock which we issued to Swartz during the fiscal year ended May 31, 2002. There remains approximately $24 million available under this line conditioned on us filing one or more additional registration statements. As of August 1, 2002, we have not filed a statement requesting the registration of additional shares to put to Swartz under the $25 million equity line of credit.

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

We issued to Swartz a commitment warrant to purchase up to 900,000 shares of our common stock concurrent with the execution of the investment agreement. This warrant is exercisable through September 17, 2006 at an initial exercise price of $0.22. The commitment warrant exercise price is subject to being reset on each six month anniversary of its issuance.

Limitations and Conditions Precedent to Our Put Rights. We may not initiate a put if, as of the proposed date of such put:

•	we have issued shares of our common stock that have been paid for by Swartz and the amount of proceeds we have received is equal to the maximum offering amount;

•	the registration statement covering the resale of the shares becomes ineffective or unavailable for use;

•	our common stock is not actively trading on the OTC Bulletin Board, the NASDAQ Small Cap Market, the NASDAQ National Market, the American Stock Exchange, or the New York Stock Exchange, or is suspended or desisted with respect to the trading on such market or exchange.

If any of the following events occur during the pricing period for a put, the volume accrual shall cease. For the put, the pricing period shall be adjusted to end 10 business days after the date that we notify Swartz of the event, and any minimum price per share we specified should not apply to the put:

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

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

Waiver and Agreement. On March 12, 2002, we entered into an amended waiver and agreement with Swartz which replaced and superseded all previous waivers and agreements. This amended waiver and agreement extended the time of the put beyond twenty days and redefined the price of the put to be the lesser of the factor of (a) the volume weighted average price per share, as defined by Bloomberg L.P., for each day of the put multiplied by .70 or (b) the volume weighted average price per share minus $0.05 multiplied by 20% of the acceptable daily volume as defined in the waiver. At the discretion of Swartz, the 20% daily volume limitation could be increased up to 30% of the daily volume. In addition, the amended waiver and agreement increased the intended put share amount for the first put to 14,100,000 shares, which is the total number of shares we had registered so far under the $25 million equity line of credit. On May 30, 2002 we closed the first put under the $25 million equity line of credit by applying the proceeds of $926,924 to the secured note payable discussed below.

Warrants. In connection with closing the $25 million equity line of credit, we issued to Swartz a commitment warrant to purchase 900,000 shares of our common stock as discussed further in Note 8 to the consolidated financial statements. This warrant was valued on the issuance date using the Black-Scholes pricing model and the value was recorded as a debt discount.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

8. Stockholders’ Equity (Deficit)

Private Offerings and Warrants

During fiscal 2002, 2,200,000 shares of common stock were issued to an investment bank in exchange for services. The fair value (as determined by the quoted market price) of the common stock of $198,000 is being amortized over the life of the contract and $99,000 was recorded as additional general and administrative expense during the year ended May 31, 2002. Also, during fiscal 2002, the Company issued 800,000 shares of common stock to two individual investors for cash of $68,000.

At May 31, 2002, the Company had warrants outstanding to purchase 24,477,724 common shares at exercise prices ranging from $0.048 to $1.12 per share expiring beginning in 2002 through 2007.

During fiscal 2002, the Company issued warrants to purchase 23,197,201 common shares of stock at exercise prices ranging from $0.048 to $0.54 per share. Of this amount, warrants to purchase 3,113,302 common shares of stock were issued to Swartz related to the $30 million investment agreement, a warrant to purchase 900,000 common shares of stock was issued to Swartz related to the $25 million investment agreement, warrants to purchase 16,519,090 common shares of stock were issued to Swartz related to the 5% Secured Note Payable of which 3,630,940 were cancelled, a warrant to purchase 2,514,809 common shares of stock was issued to Lincoln Ventures LLC related to the first funding under the 8% Convertible Debenture and a warrant to purchase 150,000 common shares of stock was issued to a consultant. See Notes 5 and 6 for further discussion.

During fiscal 2001, the Company issued warrants to purchase 836,698 common shares of stock at initial exercise prices ranging from $0.65 to $1.09 per share. Of this amount, warrants to purchase 811,698 common shares of stock were issued to Swartz related to the $30 million investment agreement and a warrant to purchase 25,000 common shares of stock was issued to the bank related to a $400,000 factoring agreement.

Also, during fiscal 2002, the Company’s shareholders approved an increase in the authorized number of common shares from 100,000,000 to 200,000,000.

1992 Incentive Stock Option Plan (“ISO”)

The Company has an ISO Plan which expired May 20, 2002. The ISO Plan provided for grants to either full or part time employees, at the discretion of the board of directors, to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of the share could not be less than 110 percent of the fair market value of the share on the date of grant. Any options granted under the ISO Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder). At May 31, 2002, options to purchase up to 45,834 shares of common stock remained outstanding and will expire starting in 2002 through 2005.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

1992 Non-Statutory Stock Option Plan(“NSO”)

The Company has an NSO Plan which expired May 20, 2002. The NSO Plan provided, at the discretion of the board of directors, for grants to either full or part time employees, directors and consultants of the Company to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. Any options granted under the NSO Plan must be exercised within ten years of the date they were granted. At May 31, 2002, options to purchase up to 50,000 shares of common stock remained outstanding and will expire in 2005.

1996 Stock Option Plan

Effective March 1996, the Company adopted the 1996 Stock Option Plan, which was amended by the Stockholders in December 1997, expiring March 24, 2006, reserving for issuance 4,000,000 shares of the Company’s common stock. The 1996 Stock Option Plan provides, at the discretion of the board of directors, for grants to either full or part time employees, directors and consultants of the Company to purchase common stock of the Company at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 1996 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal year ended May 31, 2002, the Company granted options to purchase 1,000,000 shares of stock at market value. During the fiscal year ended May 31, 2001, the Company granted options to purchase 1,860,000 shares of stock at market value.

2001 Stock Option Plan

Effective February 2001, the Company adopted the 2001 Stock Option Plan, expiring February 21, 2011, reserving for issuance 3,000,000 shares of the Company’s common stock. The 2001 Stock Option Plan provides, at the discretion of the board of directors, for grants to either full or part time employees, directors and consultants of the Company to purchase common stock of the Company at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2001 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal year ended May 31, 2002, the Company granted options to purchase 3,145,000 shares of stock at market value.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

During fiscal 2000, the Company repriced stock options to purchase 2,706,000 shares of common stock at exercise prices originally ranging from $.3625 to $2.30 using fixed accounting rules in effect at the time. The stock options were repriced to an exercise price of $.32 and no additional compensation expense was recorded. Subsequent to the repricing, the Company adopted accounting principles generally accepted in the United States of America that require stock options that have been modified to reduce the exercise price to be accounted for using variable accounting. Accordingly, if the market price of the Company’s stock increases subsequent to July 1, 2000, it will recognize additional compensation expense that it otherwise would not have incurred. As of May 31, 2002, there was no additional compensation expense recorded because the market price of the Company’s common stock was lower than the price at July 1, 2000. However, the ultimate impact cannot be determined as it is dependent on the change in the market price of the stock from July 1, 2000 until the stock options are exercised, forfeited or expire unexercised.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the three years ended May 31, 2002, 2001 and 2000 respectively: dividend yield of zero percent for all years; expected volatility of 90, 90 and 50 percent; risk-free interest rates of 3.5 to 4.8, 4.8 to 6.4, and 5.6 to 6.1 percent; and expected lives of 3 to 5 years for all years.

Under the accounting provisions for SFAS No. 123, the Company’s net loss per share would have been increased by the pro forma amounts indicated below:

	2002	2001	2000

As reported Net loss	$(5,487,051)	$(4,968,903)	$(7,488,708)

Pro forma Net loss	$(6,054,061)	$(5,348,529)	$(7,492,658)

As reported per share Basic and diluted loss	$(0.08)	$(0.09)	$(0.17)

Pro forma per share Basic and diluted loss	$(0.09)	$(0.10)	$(0.17)

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

A summary of the status of the Company’s stock option plans and warrants as of May 31, 2002, 2001 and 2000 and changes during the years ending on those dates is presented below:

	Options		Warrants

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, June 1, 1999	3,723,444	$0.83	2,141,062	$0.36
Granted	2,856,000	0.32	4,834,009	0.40
Cancelled	(3,516,251)	0.84	(100,000)	1.25
Exercised	(1,631,869)	0.37	(2,118,890)	0.31

Outstanding, May 31, 2000	1,431,324	0.38	4,756,181	0.40

Granted	2,092,500	1.16	836,698	0.74
Cancelled	(580,000)	0.72	—	—
Exercised	(366,000)	0.32	(631,416)	0.27

Outstanding, May 31, 2001	2,577,824	$0.92	4,961,463	$0.42

Granted	4,145,000	0.21	23,197,201	0.09
Cancelled	(2,281,419)	0.67	(3,630,940)	0.10
Exercised	(191,666)	0.32	(50,000)	0.25

Outstanding, May 31, 2002	4,249,739	$0.39	24,477,724	$0.11

Exercisable, May 31, 2000	851,824	$0.32	4,756,181	$0.40

Exercisable, May 31, 2001	1,200,158	$0.68	4,961,463	$0.42

Exercisable, May 31, 2002	2,418,072	$0.48	24,477,724	$0.11

Weighted average fair value of options and warrants granted during the year ended May 31, 2000		$0.22		$0.68
Weighted average fair value of options and warrants granted during the year ended May 31, 2001		$0.86		$0.44
Weighted average fair value of options and warrants granted during the year ended May 31, 2002		$0.07		$0.11

Included in the above table are certain options for which vesting is contingent based on various future performance measures.

The following table summarizes information about stock options and warrants outstanding at May 31, 2002:

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Options
$0.09-0.11	2,600,000	4.50	$0.10	1,200,000	$0.10
0.1275-.032	461,000	3.64	0.18	311,000	0.21
0.60-0.69	320,000	1.44	0.67	300,000	0.68
1.16-1.20	435,000	2.48	1.18	255,000	1.19
1.325-1.615	433,739	2.72	1.33	352,072	1.33

$0.09-1.615	4,249,739	3.79	$0.39	2,418,072	$0.48

Warrants
$0.048-0.099	16,769,358	4.45	$0.08	16,769,358	$0.08
0.103-0.132	4,510,820	4.40	0.11	4,510,820	0.11
0.25	2,155,000	0.36	0.25	2,155,000	0.25
0.30-0.32	652,168	0.17	0.32	652,168	0.32
0.40-1.12	390,378	2.37	0.48	390,378	0.48

$0.048-1.12	24,477,724	3.93	$0.11	24,477,724	$0.11

9. Net Loss Per Share

The Company has implemented Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share (“EPS”). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. During the years ended May 31, 2002, 2001 and 2000, common stock options and warrants convertible or exercisable into approximately 28,727,463, 7,539,287 and 6,187,505 shares of common stock were not included in diluted loss per share as the effect was antidilutive due to the Company recording losses in each of those years.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

10. Income Taxes   The net deferred tax asset recorded and its approximate tax effect consisted of the following:

	May 31,

	2002	2001

Net operating loss carryforwards	$11,030,000	$9,309,000
Purchased technology	470,000	519,000
Depreciation and amortization	1,754,000	1,982,000
Other, net	192,000	179,000

	13,446,000	11,989,000
Valuation allowance	13,446,000	11,989,000

Net deferred tax asset	$—	$—

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate is as follows:

May 31,	2002	2001	2000

Federal income tax benefit computed at the Federal statutory rate	$(1,866,000)	$(1,689,000)	$(2,546,000)
State income tax benefit net of Federal benefit	(211,000)	(298,000)	(449,000)
Other- permanent differences	502,000	43,000	(265,000)
Exercise of stock options using a cashless exercise provision	—	—	(1,496,000)
Expiration of state net operating loss carryforwards	118,000	81,000	—
Change in valuation allowance	1,457,000	1,863,000	4,756,000

Income tax benefit	$—	$—	$—

As of May 31, 2002 and 2001, valuation allowances equal to the net deferred tax asset recognized have been recorded, as Management has not determined that it is more likely than not that the deferred tax asset will be realized. No current tax provision was recorded for fiscal 2002, 2001 and 2000 due to reported losses. The valuation allowance increased $1,457,000 for the year ended May 31, 2002 and $1,863,00 for the year ended May 31, 2001.

At May 31, 2002, the Company has federal net operating loss carryforwards of approximately $28,972,000 that expire through 2021 and are subject to certain limitations under the Internal Revenue Code of 1986, as amended. As such, certain federal net operating loss carryforwards may expire unused.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

At May 31, 2002, the Company has state net operating loss carryforwards of approximately $19,671,000 that expire through 2008.

11. Profit-Sharing Plan

Effective July 1, 1993, the Company adopted a savings and profit-sharing plan that allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the Company’s discretion, the Company may match contributions at 20% of the employee’s contribution up to 6% of the employee’s salary. The Company contributions are vested 20% per year beginning with the first year of service. The Company made no matching contribution in fiscal 2002, 2001 or 2000.

12. Contingencies

In January 1999, we were sued in the Superior Court of San Diego County, California by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Family Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. In March 1999, we joined with nanoTronics and Gloria Felcyn and filed our response and cross-complaint against the Fish Family Trust. In November 2000, the judge issued a summary ruling in favor of the defendants on all counts. The Fish Family Trust filed an appeal in January 2001. Management believes that it is unlikely that the appellate court will overturn the trial court’s ruling and that the resolution of the appeal process will have no impact on our financial position, income or cash flows.

In September 2001, an action was filed against us in the Superior Court of San Diego County, California by Richard G. Blum, our former Chairman, President and Chief Executive Officer. Mr. Blum contends that he was wrongfully terminated on August 5, 2001 in violation of his employment agreement dated December 1, 2000. He seeks damages for the alleged breach of his employment agreement, age discrimination, as well as other related claims. Management denies Mr. Blum’s claims and contends it exercised its business judgment for legitimate nondiscriminatory reasons. In accordance with his employment agreement, we may be obligated to pay him between $0 and $400,000 as severance pay. We intend to vigorously defend our position in this case.

In October 2001, an action was filed against us in the Superior Court of San Diego County, California by Daniel Beach, a former marketing and sales consultant whose contract we terminated in August 2001. Mr. Beach contends that we breached both a written and an oral contract, that we did not perform on certain promises, and that we made false and misleading representations in addition to other claims. In July 2002, we entered into negotiations on a settlement agreement with Mr. Beach. Management believes that it is probable that a settlement will be reached whereby we agree to pay him $50,000 over five months. Accordingly, a liability for $50,000 has been recorded in the financial statements as of May 31, 2002, in connection with this litigation.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

13. Commitments and Lease Obligations

The Company is obligated under employment contracts with certain key employees to pay severance upon termination under certain defined conditions. Generally, unless relieved of their duties for cause, the executive officers are entitled to severance pay equal to four months of their then current monthly salary. In the case of a change in control, generally, the executive officers are entitled to severance pay equal to twelve months of their then current monthly salary unless they continue to work for the new controlling interest in the same function as previous to the change.

The Company granted a lien and security interest in substantially all of its assets to the bank under the accounts receivable factoring line.

The Company has a non-cancellable operating lease for its office and manufacturing facilities located in San Diego, California.

Future minimum lease payments required under the operating lease are as follows:

Years ending May 31,
	Gross	Sublease	Net
	Payments	Income	Payments

2003	$123,046	$56,250	$66,796
2004	129,250	68,850	60,400
2005	135,454	70,470	64,984
2006	141,658	72,540	69,118
2007	23,782	12,150	11,632

Total minimum lease payments	$553,190	$280,260	$272,930

Rent expense for fiscal 2002, 2001 and 2000 was $147,373, $149,494, and $105,964, respectively.

The Company has one capital lease at May 31, 2002.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Future minimum lease payments are as follows:

Year ending May 31,
2003	$9,562
2004	9,562
2005	9,562
2006	2,391

Total minimum lease payments	31,077
Amount representing interest	9,230

Present value of minimum lease payments	21,847
Total obligation	21,847
Less current portion	(5,116)

Long-term portion	$16,731

Capital leases included in fixed assets at May 31, 2002, were $20,135 net of an allowance for depreciation of $4,860. Depreciation expense related to the capitalized lease was $4,860 for the year ended May 31, 2002.

14. Segment Information

Export Sales

The Company is engaged in one business segment, the development and marketing of microprocessor technology related products and licenses. Telecommunication products have reached the end of their life cycles and will no longer provide any significant sales. During the fiscal years ended May 31, 2002, 2001 and 2000, the Company’s product sales of high technology computer products and licenses were $9,625, $50,511 and $63,088 and telecommunication products and licenses were $349,184, $286,173 and $653,872.

For the purpose of allocating revenues by geographic location, the Company uses the physical location of its customers as its basis. During the fiscal years ended May 31, 2002, 2001 and 2000, the Company’s sales by geographic location consisted of the following:

	2002	2001	2000

Domestic sales	$355,000	$253,000	$469,000
Foreign sales:
Europe	4,000	19,000	136,000
North America	—	40,000	64,000
Asia	—	25,000	47,000
Other	—	—	1,000

Total foreign sales	4,000	84,000	248,000

Total net product sales	$359,000	$337,000	$717,000

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

The Company has no foreign assets.

Sales to Major Customers

During the fiscal years ended May 31, 2002, 2001 and 2000, revenues from significant customers consisted of the following:

	2002		2001		2000

Customer	Sales	Percent	Sales	Percent	Sales	Percent

A	$151,000	42.0%	$—	—	$—	—
B	59,000	16.4%	—	—	—	—
C	—	—	88,000	26.1%	—	—
D	—	—	41,000	12.2%	—	—
E	—	—	40,000	11.9%	—	—
F	—	—	—	—	138,000	19.2%
G	—	—	—	—	137,000	19.1%
H	—	—	—	—	127,000	17.8%

15. Related Party Transactions

During fiscal years 2002 and 2001, the Company contracted with a company, which was owned by the daughter of our previous President, Chairman and CEO, for web site development, marketing support and other various services. The Company paid $70,292 and $139,253, respectively, in fiscal years 2002 and 2001 to the related party for these services. No such related party transactions occurred during fiscal year 2000.

16. Subsequent Events

Subsequent to year end, we concluded the second funding of our 8% Convertible Debenture. We received advances against the second closing of $283,000 as of May 31, 2002 and the balance of $492,000 subsequent to year end from a group of six investors. In conjunction with the debentures, in June 2002, we also issued warrants to purchase up to 10,344,366 shares of our common stock at an initial exercise price of $0.08616 per share, subject to being reset at each six month anniversary to the closing.

Patriot Scientific Corporation
Schedule II—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Balance at	Charged to		Balance at
	beginning of	costs and		end of
Description	period	expenses	Deductions	period

Year ended May 31, 2002	$54,000	$76,027	$124,027	$6,000
Year ended May 31, 2001	$5,000	$49,000	$—	$54,000
Year ended May 31, 2000	$22,000	$41,919	$58,919	$5,000

Reserve for Inventory Obsolescence

	Balance at	Charged to		Balance at
	beginning of	costs and		end of
Description	period	expenses	Deductions	period

Year ended May 31, 2002	$262,000	$149,433	$38,052	$373,381
Year ended May 31, 2001	$339,000	$100,000	$177,000	$262,000
Year ended May 31, 2000	$416,000	$270,000	$347,000	$339,000

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 27, 2002	PATRIOT SCIENTIFIC CORPORATION

	By:	/s/ LOWELL W. GIFFHORN

Lowell W. Giffhorn Executive Vice President, Chief Financial Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY E. WALLIN Jeffrey E. Wallin	President and Chief Executive Officer	August 27, 2002

/s/ LOWELL W. GIFFHORN Lowell W. Giffhorn	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Secretary and Director	August 27, 2002

/s/ DAVID POHL	Director	August 27, 2002

David Pohl

/s/ CARLTON JOHNSON	Director	August 27, 2002

Carlton Johnson

/s/ DONALD BERNIER	Chairman of the Board and Director	August 27, 2002

Donald Bernier

/s/ HELMUT FALK JR.	Director	August 27, 2002

Helmut Falk Jr.