Form 10-Q
period 2002-08-31
PATRIOT SCIENTIFIC CORP
filed 2002-10-18
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended August 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value	83,065,757

(Class)	(Outstanding at October 18, 2002)

PATRIOT SCIENTIFIC CORPORATION
 INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of August 31, 2002 (unaudited) and May 31, 2002	3

Consolidated Statements of Operations for the three months ended August 31, 2002 and 2001 (unaudited)	4

Consolidated Statements of Cash Flows for the three months ended August 31, 2002 and 2001 (unaudited)	5

Notes to Unaudited Consolidated Financial Statements	6-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-29

Item 3. Quantitative and Qualitative Disclosure About Market Risk	29

PART II. OTHER INFORMATION	30

Item 1. Legal Proceedings	30
Item 2. Changes in Securities	*
Item 3. Defaults upon Senior Securities	*
Item 4. Submission of Matters to a Vote of Security Holders	*
Item 5. Other Information	*
Item 6. Exhibits and Reports on Form 8-K	30

SIGNATURES	31

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002	32-33

* No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

PATRIOT SCIENTIFIC CORPORATION
CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2002	2002

	(Unaudited)
ASSETS (Notes 4 and 5)
Current assets:
Cash and cash equivalents	$14,424	$88,108
Accounts receivable, net of allowance of $6,000 and $6,000 for uncollectible accounts	6,608	4,797
Prepaid expenses	44,400	35,749

Total current assets	65,432	128,654
Property and equipment, net	252,498	285,488
Other assets, net	241,857	330,863
Patents and trademarks, net	183,317	189,521

	$743,104	$934,526

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Note payable, net of unamortized debt discount of $86,781 and $189,516 (Notes 3 and 4)	$548,495	$445,760
Accounts payable	343,612	385,255
Accrued liabilities	159,760	211,291
Current portion of capital lease obligation	5,411	5,116

Total current liabilities	1,057,278	1,047,422
8% Convertible Debentures, net of debt discount of $1,046,751	53,249	315,198
and $192,802 (Notes 3 and 5)
Long term portion of capital lease obligation	15,262	16,731
Commitments and contingencies (Notes 3, 6, 7 and 9)
Stockholders’ deficit: (Note 7)
Preferred stock, $.00001 par value; 5,000,000 shares authorized none outstanding	—	—
Common stock, $.00001 par value; 200,000,000 shares authorized; issued and outstanding 81,465,757	815	815
Additional paid-in capital	42,445,682	41,440,101
Accumulated deficit	(42,749,182)	(41,805,741)
Note receivable	(80,000)	(80,000)

Total stockholders’ deficit	(382,685)	(444,825)

	$743,104	$934,526

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended

	August 31,	August 31,
	2002	2001

Net sales	$39,889	$314,500
Cost of sales	4,909	204,169

Gross profit	34,980	110,331
Operating expenses:
Research and development	209,287	495,808
Selling, general and administrative	487,101	653,740

	696,388	1,149,548

Operating loss	(661,408)	(1,039,217)

Other income (expenses):
Interest income	175	305
Interest expense	(282,208)	(8,058)

	(282,033)	(7,753)

Net loss	$(943,441)	$(1,046,970)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding during the period (Note 1)	81,465,757	58,743,825

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended

	August 31, 2002	August 31, 2001

Decrease in Cash and Cash Equivalents
Operating activities:
Net loss	$(943,441)	$(1,046,970)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	53,695	60,107
Provision for doubtful accounts	—	5,000
Non-cash interest expense related to convertible debentures, notes payable and warrants	254,367	—
Changes in:
Accounts receivable	(13,688)	(262,290)
Inventories	—	71,931
Prepaid expenses and other assets	77,230	(15,187)
Accounts payable and accrued liabilities	(93,174)	(235,566)

Net cash used in operating activities	(665,011)	(1,422,975)

Investing activities:

Purchase of property, equipment and patents	(11,376)	(9,845)

Financing activities:
Proceeds from the issuance of convertible debentures	592,000	—
Proceeds from the issuance of common stock	—	776,604
Principal payments for capital lease obligations	(1,174)	—
Proceeds from sales of accounts receivable	11,877	148,116
Proceeds from exercise of common stock warrants and options	—	73,833

Net cash provided by financing activities	602,703	998,553

Net decrease in cash and cash equivalents	(73,684)	(434,267)
Cash and cash equivalents, beginning of period	88,108	464,350

Cash and cash equivalents, end of period	$14,424	$30,083

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$3,172	$—
Warrants and options issued for prepaid services	$—	$37,500
Cancellation of options issued for prepaid services	$—	$10,574
Debt discount	$1,005,581	$—

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of Patriot Scientific Corporation (“Patriot”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended May 31, 2002.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the year.

Loss Per Share

We follow Standard of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under SFAS No. 128, basic loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding. Diluted loss per share is calculated as net loss divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. Common stock options and warrants of 42,515,180 and 7,785,923 for the three months ended August 31, 2002 and 2001, respectively, were not included in diluted loss per share for the periods as the effect was antidilutive due to our recording losses in each of those periods. See Notes 5 and 7 for discussion of commitments to issue additional shares of common stock and warrants.

Sale of Accounts Receivable

We follow SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a replacement of SFAS No. 125. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A $400,000 factoring line we established with a bank enables us to sell selected accounts receivable invoices to the bank with full recourse against us. These transactions qualify for a sale of assets since (1) we have transferred all of our rights, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) we have no effective control over the selected accounts receivable invoices since we are not entitled to or obligated to repurchase or redeem the invoices before their maturity and we do not have the ability to unilaterally cause the bank to return the invoices. Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During the first three months of fiscal 2003, we sold $14,846 of our accounts receivable to a bank under the factoring agreement for $11,877. Pursuant to the provisions of SFAS No. 140, we reflected the transactions as sales of assets and established a receivable from the bank for the retained amount less the costs of the transactions and less any anticipated future loss in the value of the retained asset. The retained amount was equal to 20% of the total accounts receivable invoices sold to the bank less 1% of the total invoices as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset was based on the payment history of the accounts receivable customer. As of August 31, 2002, there were no qualifying accounts receivable invoices available to factor resulting in no balance outstanding under the factoring line and $400,000 remaining available for future factoring of accounts receivable invoices.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Reclassifications

Certain items in the unaudited August 31, 2001 consolidated financial statements have been reclassified to conform to the current presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 was effective for us on June 1, 2001. The adoption of this statement had no material impact on our consolidated financial statements.

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

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No.142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires companies to complete a transitional goodwill impairment test six months from the date of adoption. Companies are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. The adoption of this statement had no material impact on our consolidated financial statements.

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the fiscal year ending May 31,

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

2003. The adoption of this statement had no material impact on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The adoption of this statement had no material impact on our consolidated financial statements.

In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to the debt extinguishment are effective for fiscal years beginning after May 15, 2002. Adoption of this standard did not have any effect on the Company’s consolidated financial statements.

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

3. CONTINUED EXISTENCE AND MANAGEMENT’S PLAN

Our consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our obtaining sufficient financing to sustain our operations. We incurred a net loss of $943,441, $5,487,051 and $4,968,903 and negative cash flow from operations of $665,011, $3,632,534 and $4,839,180 in the three months ended August 31, 2002 and the years ended May 31, 2002 and 2001, respectively. At August 31, 2002, we had deficit working capital of $991,846 and cash and cash equivalents of $14,424. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $73,684 during the three months ended August 31, 2002.

We estimate our current cash requirements to sustain our operations for the next twelve months through August 2003 to be $2.4 million. Since we are no longer supporting the communications product line, we are assuming that there will be no communications product revenue. We have a note payable to Swartz Private Equity, LLC

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

(“Swartz”) of $635,276 at August 31, 2002 which was originally due in October 2002 and subsequent to the end of the quarter has been extended to January 2003. We also have convertible debentures with a group of investors as of August 31, 2002 aggregating $1,175,000. At the option of the debenture holders, they may purchase additional debentures up to $1 million at any time during the next two years as long as the price of our common stock is in excess of $0.20 per share. In addition to limitations based on trading volume and market price of the common stock, our ability to obtain equity financing under the $25 million equity line of credit (see Note 6 to the unaudited consolidated financial statements) is dependent on our having registered shares of our common stock to sell to Swartz. As of August 31, 2002, we do not have any registered shares to sell to Swartz.

The terms of the $25 million equity line of credit, including limitations on the amount of shares that can be sold to Swartz based on the trading volume and market price of the common stock and the potential additional amounts that may be raised under the convertible debentures may not provide funds sufficient to meet our cash requirements. In order to meet our cash requirements, we may need to receive additional advances from Swartz, secure short-term debt, private placement debt and/or equity financings with individual or institutional investors. In addition to the cost reduction plan implemented during the previous fiscal year, we may need to make additional cost reductions if our cash requirements cannot be met from external sources. We expect that the $2.4 million requirement will be provided by:

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

In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. We also have remaining a $400,000 accounts receivable factoring agreement with our bank; however, we have no eligible accounts receivable to factor as of August 31, 2002.

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

Based on our current plan and assumptions, we anticipate that we will be able to meet our cash requirements for the next twelve months. We anticipate meeting our cash needs as follows:

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Cash available:
Cash available at August 31, 2002	$14,424
Proceeds received from the issuance of debt and equity subsequent to August 31, 2002	265,000

Total	279,424

Cash needs:
Estimated needs	2,400,000
Note payable to Swartz at January 9, 2003	635,276

Total	3,035,276

Required funds from external sources	$2,755,852

As shown above, we need to obtain $2,755,852. Any additional funding under the existing $25 million equity line of credit is dependent on many factors. However, there can be no assurance that any funds required during the next twelve months or thereafter can be generated from sales of common stock under the existing $25 million equity line of credit or that we will be able to secure additional debt or equity financing. The lack of additional capital could force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Further, there can be no assurance that we will be able to timely receive shareholder approval to increase the number of authorized shares or that required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. As such, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

4. SECURED NOTE PAYABLE

On March 12, 2002, we replaced and superceded a previously issued Secured Promissory Note with Swartz with an Amended Secured Promissory Note and Agreement with an effective date of October 9, 2001 and an Addendum to Amended Secured Promissory Note dated March 12, 2002. The amended note, which originally was to mature on October 9, 2002, has been extended to January 2003 and amounts outstanding under the note bear interest at the rate of 5% per annum. Upon mutual agreement between Swartz and us, Swartz may advance additional amounts under the amended note. Per the addendum to the amended note, principal and interest payments are deferred until January, 2003.

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

average price per share minus $0.05. In addition, if after March 12, 2002, we issue common stock to any parties other than Swartz, we are obligated to issue to Swartz warrants equal to 20% of the common stock so issued. The amended note also gives to Swartz the right of first refusal and rights to participate in subsequent debt or equity transactions entered into by us through March 15, 2003.

As of August 31, 2002 we issued warrants to purchase up to 12,823,468 shares of our common stock in accordance with the amended note agreements. The warrants issued were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was also recorded as debt discount. See Note 7 to the consolidated financial statements for discussion of the terms of the warrants

The note is secured by our assets.

All debt discounts are to be amortized as additional interest expense over the term of the note payable. As of August 31, 2002, $1,107,238 had been reflected as debt discount of which $917,722 and $102,735 was amortized to interest expense during the year ended May 31, 2002 and the three months ended August 31, 2002, respectively.

Advances against the note		$1,790,000
Less amount applied against $30 million equity line of credit		(227,800)
Less amount applied against $25 million equity line of credit		(926,924)
Less debt discount
Total	1,107,238
Amount amortized to expense	(1,020,457)	(86,781)

Note payable at August 31, 2002		$548,495

On November 9, 2001, an offset of $227,800 from the sale of 2,500,000 shares of common stock was applied against the final put under the $30 million equity line of credit discussed below.

On May 30, 2002, an offset of $926,924 from the sale of 14,100,000 shares of common stock was applied against the first put under the $25 million equity line of credit discussed below.

5. 8% CONVERTIBLE DEBENTURES

Overview. From April 23, 2002 through August 23, 2002, we sold an aggregate of $1,175,000 of 8% convertible debentures to a group of six investors of which $75,000 was received subsequent to August 31, 2002. The convertible debentures entitle the debenture holder to convert the principal and unpaid accrued interest into our common stock for two years from the date of closing. In addition, the debenture holders received warrants exercisable into a number of our common shares.

Number of Shares Debentures May Be Converted Into. The debentures can be converted into a number of our common shares at conversion prices that initially equaled $0.0727 to $0.10289 per share.

Resets of Conversion Price and Conversion Shares. A reset date occurs on each three month anniversary of the closing date of each debenture and on the date the registration statement filed in June 2002 becomes effective. If the volume weighted average price for our common stock for the ten days previous to the reset date is less than the conversion price in effect at the time of the reset date, then the number of common shares issuable to the selling shareholder on conversion will be increased. If the conversion price is reset, the debenture can be converted into a number of our common shares based on the following calculation: the amount of the debenture plus any unpaid accrued interest divided by the reset conversion price which shall equal the volume weighted average price for our common stock for the ten days previous to the reset date. On July 23, 2002, its three month anniversary, the conversion price for a debenture dated April 23, 2002 in an amount of $225,000 was reset to $0.06629 from an initial conversion price of $0.10289.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Warrants. Concurrent with the issuance of the convertible debentures, we issued to the debenture holders warrants to purchase up to 15,626,849 shares of our common stock. These warrants are exercisable for five years from the date of issuance at initial exercise prices equal to 115% of the volume weighted average price for our common stock for the ten days previous to the debenture date. The warrant exercise price is subject to being reset on each six month anniversary of its issuance.

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

Registration Rights and Waiver. We are responsible for registering the resale of the shares of our common stock which will be issued on the conversion of the debentures. As of October 16, 2002, a registration statement initially filed in June 2002 and subsequently amended in August 2002 has not been declared effective by the Securities and Exchange Commission. The debenture holders have provided waivers extending the effective registration deadline to December 1, 2002 before we would be liable for late registration penalties.

As of August 31, 2002 we issued warrants to purchase up to 15,626,849 shares of our common stock in accordance with the convertible debentures. The warrants issued were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was also recorded as debt discount. See Note 7 to the consolidated financial statements for discussion of the terms of the warrants.

All debt discounts are to be amortized as additional interest expense over the term of the convertible debenture. As of August 31, 2002, $829,110 has been reflected as debt discount of which $94,415 and $8,383 was amortized to interest expense during the three months ended August 31, 2002 and the year ended May 31, 2002, respectively.

In addition, the convertible debentures contain beneficial conversion features. Such features require us to allocate the proceeds received to both the warrants and the debt and to calculate an intrinsic value for the debt portion if the per share price allocated to debt is less than the fair market per share price as of the first date the debenture is sold. Accordingly, during the quarter ended August 31, 2002, we recorded $345,890 to additional paid in capital to reflect the intrinsic value of the convertible debentures that closed on April 23, June 10 and August 23, 2002. The intrinsic value of the beneficial conversion feature of the convertible debenture is amortized to non-cash interest expense over the life of the convertible debenture. Accordingly, we amortized to non-cash interest expense $25,451 during the three months ended August 31, 2001.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

The convertible debentures are secured by our assets.

Convertible debenture dated April 23, 2002		$225,000
Convertible debentures dated June 10, 2002		775,000
Convertible debenture dated August 23, 2002		175,000
Less amounts still due under the August 23, 2002 debenture as of August 31, 2002		(75,000)
Less debt discount
Total	1,175,000
Amount amortized to expense	(128,249)	(1,046,751)

Convertible debentures at August 31, 2002		$53,249

6. INVESTMENT AGREEMENTS

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

An additional 1,052,219 shares of common stock at exercise prices ranging initially from $0.341 to $1.265 are issuable to Swartz upon the exercise of warrants issued under the investment agreement. The warrants contain a reset provision which may reduce the exercise price if the price, as defined in the agreement, is lower on any subsequent six month anniversary. As a result of the reset provision, the exercise prices have been reduced to a range of $0.066 to $0.077 as of August 31, 2002. None of the warrants had been exercised as of August 31, 2002.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

$30 Million Equity Line of Credit Agreement

In May 2000, we entered into an investment agreement with Swartz. The investment agreement entitled us , at our option, to issue and sell our common stock for up to an aggregate of $30 million from time to time during a three- year period, subject to certain conditions including among other items (1) an effective registration statement being on file with the SEC registering the resale of the common shares, and (2) a limitation on the number of common shares that could have been sold to Swartz within a 30 day time period based on the trading volume of the stock. Swartz could purchase the common stock from us at a discount. If the market price was less than $1.00 per share, the discount was $.10 per share; if the market price was between $1.00 to $1.99 per share, the discount was 10%; and if the market price was $2.00 or greater, the discount was 7%. In addition to the common stock purchased, Swartz received warrants to purchase an additional 15% of the common stock equal to 110% of the market price as determined during the pricing period, subject to further semi-annual price adjustments if the price of our common stock goes down.

The registration statement went effective on June 23, 2000 and we received a total of $4,381,601 from the sale of 12,000,000 shares of common stock . Per the terms of the investment agreement, we issued ten five-year warrants for 1,800,000 shares of common stock exercisable initially at prices ranging from $0.091 to $1.562. The warrants contain a reset provision which may reduce the exercise price if the price, as defined in the agreement, is lower on any subsequent six month anniversary. As a result of the reset provision, the exercise prices have been reduced to a range of $0.066 to $0.132 as of August 31, 2002. None of the warrants had been exercised as of August 31, 2002.

On September 17, 2001, we entered into a $25 million equity line of credit agreement with Swartz, thereby, effectively concluding the $30 million equity line of credit at the conclusion of the put in effect on that date.

On September 24, 2001, we entered into a waiver and agreement with Swartz whereby Swartz was able to advance us $227,800 prior to the close of the final put under the $30 million equity line of credit. The waiver and agreement extended the time of the put beyond twenty days and redefined the price of the put to be the lesser of the factor of (a) the volume weighted average price per share, as defined by Bloomberg L.P., for each day of the put multiplied by      .70 or (b) the volume weighted average price per share minus $0.05 multiplied by 20% of the acceptable daily volume as defined in the waiver. At the discretion of Swartz the 20% daily volume limitation could be increased up to 30% of the daily volume. In addition, the waiver included the issuance of a purchase warrant to purchase 2,125,000 shares of common stock at an initial exercise price of $0.0911. The purchase warrant shares were issued to Swartz as restricted shares subject to “piggyback” registration rights and are subject to repricings on each six month anniversary if 110% of the lowest closing bid price for the five days previous to the anniversary date is less than the initial or subsequent reset exercise prices. As a result of the reset provision, the exercise price has been reduced to $0.0858 as of August 31, 2002. None of the warrants had been exercised as of August 31, 2002. See Note 7 for further information on the warrants.

$25 Million Equity Line of Credit Agreement

Overview. On September 17, 2001, we entered into an investment agreement with Swartz. The investment agreement entitles us to issue and sell our common stock to Swartz for up to an aggregate of $25 million from time to time during a three-year period following the effective date of the registration statement. This is also referred to as a put right. We filed a registration statement on Form S-1 on October 11, 2001 that was declared effective on November 5, 2001 for 15,000,000 shares of our common stock which we issued to Swartz during the fiscal year ended May 31, 2002. There remains approximately $24 million available under this line conditioned on us filing one or more additional registration statements. As of August 31, 2002, we have not filed a statement requesting the registration of additional shares to put to Swartz under the $25 million equity line of credit.

Put Rights. In order to invoke a put right, we must have an effective registration statement on file with the SEC registering the resale of the common shares which may be issued as a consequence of the invocation of that put right. Additionally, we must give at least ten but not more than twenty business days advance notice to Swartz of

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

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

We issued to Swartz a commitment warrant to purchase up to 900,000 shares of our common stock concurrent with the execution of the investment agreement. This warrant is exercisable through September 17, 2006 at an initial exercise price of $0.22. The commitment warrant exercise price is subject to being reset on each six month anniversary of its issuance. As a result of the reset provision, the exercise price has been reduced to $0.1111 as of August 31, 2002. None of the warrants had been exercised as of August 31, 2002.

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

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

7. STOCKHOLDERS’ DEFICIT

The following table summarizes equity transactions during the three months ended August 31, 2002:

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

	Common
	Shares	Dollars

Balance June 1, 2002	81,465,757	$41,440,916
Non-cash interest and debt discount related to warrants (Note 5)	—	1,005,581

Balance August 31, 2002	81,465,757	$42,446,497

At August 31, 2002, we had 17,500 options outstanding pursuant to our 1992 ISO Stock Option Plan exercisable at $1.325 per share expiring in 2005; 50,000 options outstanding pursuant to our 1992 NSO Stock Option Plan exercisable at $1.325 per share expiring in 2005; 2,154,405 options outstanding pursuant to our 1996 Stock Option Plan exercisable at a range of $0.07 to $1.41 per share expiring beginning in 2002 through 2007; and 2,305,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.07 to $0.70 per share expiring beginning in 2002 through 2007.

Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

At August 31, 2002, we had warrants outstanding exercisable into 37,988,275 common shares at exercise prices ranging from $0.048 to $1.12 per share expiring beginning in 2002 through 2007. During the three months ended August 31, 2002, we issued warrants to purchase 13,747,358 shares of common stock which are subject to repricings at the six month anniversary of the issuance of the warrant. At each anniversary date the warrants will be repriced to the lesser of the initial exercise price or 110% of the lowest closing bid price of our common stock for the five trading days ending on such six month anniversary date. During the three months ended August 31, 2002, warrants to purchase 5,678,285 shares of common stock with initial or reset exercise prices ranging from $0.0755 to $0.1320 have been repriced to exercise prices ranging from $0.066 to $0.077.

In December 2001, we entered into a series of agreements with iCapital Corporation (“iCapital”) and several principals of iCapital whereby they will provide consulting services through December 2002 to help structure financing, provide innovative capital resources, identify and assist with merger and acquisition opportunities and advise us on other strategic decisions. In January 2002, based on meeting several performance criteria, we issued to iCapital and the principals of iCapital 2,200,000 shares of our common stock as compensation for the consulting services. During our previous fiscal year, we recorded $198,000, the value of the common stock on the day it was issued, as a prepaid expense and additional paid-in capital of which, during the three months ended August 31, 2002, we amortized to expense $49,500 as non-cash compensation.

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

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

In October 2001, an action was filed against us in the Superior Court of San Diego County, California by Daniel Beach, a former marketing and sales consultant whose contract we terminated in August 2001. Mr. Beach contends that we breached both a written and an oral contract, that we did not perform on certain promises, and that we made false and misleading representations in addition to other claims. In August 2002, we entered into a settlement agreement with Mr. Beach whereby we agreed to pay him $50,000 over five months. This liability had been recorded in our consolidated financial statements during our previous fiscal year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, “FUTURE PERFORMANCE AND RISK FACTORS.” SEE ALSO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 2002.

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

Results of Operations for the Three Months Ended August 31, 2002 and August 31, 2001

Net sales. Total net sales for the first fiscal quarter ended August 31, 2002 decreased 87.3% to $39,889 from $314,500 for the corresponding period of the previous fiscal year. This decrease was due to the final buys on our matured communication products having been substantially completed the previous fiscal year. We are currently expending our efforts on marketing and sale of our microprocessor technology. The microprocessor technology generated minimal revenue during the first fiscal quarter ended August 31, 2002. We anticipate that future revenue will be derived from up front license fees and royalties as a result of the shift in focus to the commercialization of our microprocessor and related technology intellectual property. Previously we focused primarily on the sale of silicon products. We cannot estimate when significant revenue will be generated from the microprocessor technology.

Cost of sales. Cost of sales as a percentage of net sales decreased to 12.3% in the first fiscal quarter ended August 31, 2002 compared to 64.9% for the corresponding period of the previous fiscal year. This significant decrease was due to minor sales during the first quarter of 2003 not having associated costs due to having previously written off the communication product line inventory. The write-down of the inventory to zero during the previous fiscal year was a result of not being able to find a buyer for the communication product line and our decision to focus future company revenue on the sale of licenses and intellectual property related to our microprocessor technology versus the sale of microprocessor silicon and related products. The winding down of the communication product line did not impair any of our other assets. Also, as a result of eliminating the communication product line, overhead expenses charged to cost of sales the previous fiscal year are now being charged to general and administrative expenses.

Research and development expenses decreased 57.8% from $495,808 for the first fiscal quarter ended August 31, 2001 compared to $209,287 for the first fiscal quarter ended August 31, 2002. This decrease was due to a reduction in consulting services compared to the previous fiscal year related to the development of a new soft core version of the microprocessor technology in the amount of $70,589 and a reduction in payroll expense as a result of downsizing the department by six individuals during the second and third fiscal quarters of the previous fiscal year in an amount of $199,676.

Selling, general and administrative expenses decreased 25.5% to $487,101 for the first fiscal quarter ended August 31, 2002 compared to $653,740 for the first fiscal quarter of the previous fiscal year. This decrease was due primarily to a reduction in executive, marketing and sales personnel in the amount of $188,911 as a result of downsizing the company during the second and third fiscal quarters of the previous fiscal year partially offset by an increase in professional fees related to financings and litigation.

Other expenses for the first fiscal quarter ended August 31, 2002, were $282,033 compared to other expenses of $7,753 for the corresponding period of the previous fiscal year. This change resulted primarily from the recognition of non-cash interest expense of $254,367 related to the amortization of the debt discount associated with the issuance of warrants under a secured note payable and convertible debentures coupled with interest expense of $27,841 related to the note and debentures.

Income Taxes

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $161,000 in the first three months of 2003, from $13,446,000 at May 31, 2002 to $13,607,000 at August 31, 2002.

Liquidity and Capital Resources

In connection with their report on our consolidated financial statements as of and for the year ended May 31, 2002, Nation Smith Hermes Diamond, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flow from operations.

At August 31, 2002, we had deficit working capital of $991,846 and cash and cash equivalents of $14,424. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $73,684 during the three months ended August 31, 2002 due to net cash used in operations of $665,011 offset by funds generated primarily from the issuance of convertible debentures of $592,000. The net cash used in operations was $665,011 for the three months ended August 31, 2002 compared to $1,422,975 for the corresponding period of the previous fiscal year. The decrease in cash required in operations was due primarily to a $346,484 reduction in net loss as adjusted to reconcile to cash used in operating activities coupled with a $248,602 reduction in cash used to support increased accounts receivable and $142,392 increase in cash used to pay down accounts payable and accrued expenses between the two periods. Cash used in investing activities was $11,376 for the three months ended August 31, 2002 compared to $9,845 for the corresponding period of the previous fiscal year. Cash provided by financing activities was $602,703 for the three months ended August 31, 2002 compared to $998,553 for the corresponding period of the previous fiscal year. This decrease was primarily the result of a reduced issuance of common stock of $776,604 partially offset by an increase in the issuance of convertible debentures of $592,000 during the current fiscal period compared to the corresponding period of the previous fiscal year.

We estimate our current cash requirements to sustain our operations for the next twelve months through August 2003 to be $2.4 million. Since we are no longer supporting the communications product line, we are assuming that there will be no communications product revenue. We have a note payable to Swartz Private Equity, LLC (“Swartz”) of $635,276 at August 31, 2002 which was originally due in October 2002 and subsequent to the end of the quarter has been extended to January 2003. We also have convertible debentures with a group of investors as of August 31, 2002 aggregating $1,175,000. At the option of the debenture holders, they may purchase additional debentures up to $1 million at any time during the next two years as long as the price of our common stock is in excess of $0.20 per share. In addition to limitations based on trading volume and market price of the common stock, our ability to obtain equity financing under the $25 million equity line of credit (see Note 6 to the unaudited consolidated financial statements) is dependent on our having registered shares of our common stock to sell to Swartz. As of August 31, 2002, we do not have any registered shares to sell to Swartz.

The terms of the $25 million equity line of credit, including limitations on the amount of shares that can be sold to Swartz based on the trading volume and market price of the common stock and the potential additional amounts that may be raised under the convertible debentures may not provide funds sufficient to meet our cash requirements. In order to meet our cash requirements, we may need to receive additional advances from Swartz, secure short-term debt, private placement debt and/or equity financings with individual or institutional investors. In addition to the cost reduction plan implemented during the previous fiscal year, we may need to make additional cost reductions if our cash requirements cannot be met from external sources. We expect that the $2.4 million requirement will be provided by:

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

In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. We also have remaining a $400,000 accounts receivable factoring agreement with our bank; however, we have no eligible accounts receivable to factor as of August 31, 2002.

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

Based on our current plan and assumptions, we anticipate that we will be able to meet our cash requirements for the next twelve months. We anticipate meeting our cash needs as follows:

Cash available:
Cash available at August 31, 2002	$14,424
Proceeds received from the issuance of debt and equity subsequent to August 31, 2002	265,000

Total	279,424

Cash needs:
Estimated needs	2,400,000
Note payable to Swartz at January 9, 2003	635,276

Total	3,035,276

Required funds from external sources	$2,755,852

As shown above, we need to obtain $2,755,852. Any additional funding under the existing $25 million equity line of credit is dependent on many factors. However, there can be no assurance that any funds required during the next twelve months or thereafter can be generated from sales of common stock under the existing $25 million equity line of credit or that we will be able to secure additional debt or equity financing. The lack of additional capital could force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Further, there can be no assurance that we will be able to timely receive shareholder approval to increase the number of authorized shares or that required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. As such, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

$25 Million Equity Line of Credit

Overview. On September 17, 2001, we entered into an investment agreement with Swartz. The investment agreement entitles us to issue and sell our common stock to Swartz for up to an aggregate of $25 million from time to time during a three-year period following the effective date of the registration statement. This is also referred to as a put right. We filed a registration statement on Form S-1 on October 11, 2001, that was declared effective on November 5, 2001 for 15,000,000 shares of our common stock which we issued to Swartz during the fiscal year ended May 31, 2002. There remains approximately $24 million available under this line conditioned on us filing one or more additional registration statements. As of August 31, 2002, we have not filed a statement requesting the registration of additional shares to put to Swartz under the $25 million equity line of credit.

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

We issued to Swartz a commitment warrant to purchase up to 900,000 shares of our common stock concurrent with the execution of the investment agreement. This warrant is exercisable through September 17, 2006 at an initial exercise price of $0.22. The commitment warrant exercise price is subject to being reset on each six month anniversary of its issuance. As a result of the reset provision, the exercise price has been reduced to $0.1111 as of August 31, 2002. None of the warrants had been exercised as of August 31, 2002.

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

8% Convertible Debentures

Overview. From April 23, 2002 through August 23, 2002, we sold an aggregate of $1,175,000 of 8% convertible debentures to a group of six investors. The convertible debentures entitle the debenture holder to convert the principal and unpaid accrued interest into our common stock for two years from the date of closing. In addition, the debenture holder received warrants exercisable into a number of our common shares.

Number of Shares Debentures May Be Converted Into. The debentures can be converted into a number of our common shares at conversion prices that initially equaled $0.0727 to $0.10289 per share.

Resets of Conversion Price and Conversion Shares. A reset date occurs on each three month anniversary of the closing date of each debenture and on the date the registration statement filed in June 2002 becomes effective. If the volume weighted average price for our common stock for the ten days previous to the reset date is less than the conversion price in effect at the time of the reset date, then the number of common shares issuable to the selling shareholder on conversion will be increased. If the conversion price is reset, the debenture can be converted into a number of our common shares based on the following calculation: the amount of the debenture plus any unpaid accrued interest divided by the reset conversion price which shall equal the volume weighted average price for our common stock for the ten days previous to the reset date. On July 23, 2002, its three month anniversary, the conversion price for a debenture dated April 23, 2002 in an amount of $225,000 was reset to $0.06629 from an initial conversion price of $0.10289.

Warrants. Concurrent with the issuance of the convertible debentures, we issued to the debenture holders warrants to purchase up to 15,626,849 shares of our common stock. These warrants are exercisable for five years from the date of issuance at initial exercise prices equal to 115% of the volume weighted average price for our common stock for the ten days previous to the debenture date. The warrant exercise price is subject to being reset on each six month anniversary of its issuance.

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

Registration Rights and Waiver. We are responsible for registering the resale of the shares of our common stock which will be issued on the conversion of the debentures. As of October 16, 2002, a registration statement initially filed in June 2002 and subsequently amended in August 2002 has not been declared effective by the Securities and Exchange Commission. The debenture holders have provided waivers extending the effective registration deadline to December 1, 2002 before we would be liable for late registration penalties.

As of August 31, 2002 we issued warrants to purchase up to 15,626,849 shares of our common stock in accordance with the convertible debentures. The warrants issued were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was also recorded as debt discount. See Note 7 to the consolidated financial statements for discussion of the terms of the warrants.

All debt discounts are to be amortized as additional interest expense over the term of the convertible debenture. As of August 31, 2002, $829,110 has been reflected as debt discount of which $94,415 and $8,383 was amortized to interest expense during the three months ended August 31, 2002 and the year ended May 31, 2002, respectively.

In addition, the convertible debentures contain beneficial conversion features. Such features require us to allocate the proceeds received to both the warrants and the debt and to calculate an intrinsic value for the debt portion if the per share price allocated to debt is less than the fair market per share price as of the first date the debentures may be converted. Accordingly, during the quarter ended August 31, 2002, we recorded $345,890 to additional paid in capital to reflect the intrinsic value of the convertible debentures that closed on April 23, June 10 and August 23, 2002. The intrinsic value of the beneficial conversion feature of the convertible debenture is amortized to non-cash interest expense over the life of the convertible debenture. Accordingly, we amortized to non-cash interest expense $25, 451 during the three months ended August 31, 2002.

The convertible debentures are secured by our assets.

Convertible debenture dated April 23, 2002		$225,000
Convertible debentures dated June 10, 2002		775,000
Convertible debenture dated August 23, 2002		175,000
Less amounts still due under the August 23, 2002 debenture as of August 31, 2002		(75,000)
Less debt discount
Total	1,175,000
Amount amortized to expense	(128,249)	(1,046,751)

Convertible debentures at August 31, 2002		$53,249

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 was effective for us on June 1, 2001. The adoption of this statement had no material impact on our consolidated financial statements.

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

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires companies to complete a transitional goodwill impairment test six months from the date of adoption. Companies are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. The adoption of this statement had no material impact on our consolidated financial statements.

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the fiscal year ending May 31, 2003. The adoption of this statement had no material impact on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The adoption of this statement had no material impact on our consolidated financial statements.

In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to the debt extinguishment are effective for fiscal years beginning after May 15, 2002. Adoption of this standard did not have any effect on the Company’s consolidated financial statements.

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

The status of these three major technologies is as follows:

•	Ignite I microprocessor technology. This technology is generating minor amounts of revenue from the sale of evaluation boards, microprocessors and initial license fees related to the intellectual property. We have ported the VxWorks operating system and the Sun Microsystems personalJava virtual machine to the microprocessor. Although we anticipate the sales of licenses and royalties from the microprocessor technology will be our main product line, it currently accounted for only 11% of our revenue for the three months ended August 31, 2002.

•	High-speed data communications. Revenue from this technology was generated primarily from mature communication products that completed their life cycles. We have decided to concentrate our efforts on the Ignite I microprocessor technology and have discontinued the sale of communication products subsequent to the last buys that were shipped during the previous fiscal year. Although minimal shipments of communications product accounted for 89% of the revenue shipped during the first three months ended August 31, 2002, future revenue will come from our microprocessor technologies.

•	Radar and antenna. We sold the gas plasma antenna technology in August 1999. Our radar technology has not generated any revenue and we have suspended further development of this technology in order to concentrate our resources on the Ignite I microprocessor technology.

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

As of August 31, 2002, our notes payable and convertible debentures to corporations and individuals totaling $1.7 million bore interest at fixed rates of 5% to 8%. Our capital lease obligation totaling $20,673 is discounted at a fixed rate of interest of 22.7%.

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

In October 2001, an action was filed against us in the Superior Court of San Diego County, California by Daniel Beach, a former marketing and sales consultant whose contract we terminated in August 2001. Mr. Beach contends that we breached both a written and an oral contract, that we did not perform on certain promises, and that we made false and misleading representations in addition to other claims. In August 2002, we entered into a settlement agreement with Mr. Beach whereby we agreed to pay him $50,000 over five months which liability had been recorded in the consolidated financial statements as of May 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits –

99.8 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.9 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K – NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT SCIENTIFIC CORPORATION
Date: October 18, 2002	By:	/s/ LOWELL W. GIFFHORN

Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Patriot Scientific Corporation (the “Issuer”) for the period ended August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey E. Wallin, Chief Executive Officer of the Issuer, certify that:

1.	I have reviewed the report being filed;

2.	Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.	Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4.	I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

b.	evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the “Evaluation Date”); and

c.	presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

5.	I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer’s auditors and the audit committee of issuer’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6.	I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ JEFFREY E. WALLIN

Name: Jeffrey E. Wallin Title: President and CEO Date: October 18, 2002

CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Patriot Scientific Corporation (the “Issuer”) for the period ended August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Lowell W. Giffhorn, Chief Financial Officer of the Issuer, certify that:

1.	I have reviewed the report being filed;

2.	Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.	Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4.	I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

b.	evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the “Evaluation Date”); and

c.	presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

5.	I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer’s auditors and the audit committee of issuer’s board of directors (or persons performing the equivalent function):

d.	all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

e.	any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6.	I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ LOWELL W. GIFFHORN

Name: Lowell W. Giffhorn Title: Exec. V.P. and CFO Date: October 18, 2002