Form 10-Q
period 2002-11-30
PATRIOT SCIENTIFIC CORP
filed 2003-01-22
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value	92,832,273

(Class)	(Outstanding at January 22, 2003)

PATRIOT SCIENTIFIC CORPORATION
INDEX
Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheets as of November 30, 2002 (unaudited) and May 31, 2002	3
Consolidated Statements of Operations for the three and six months ended November 30, 2002 and 2001 (unaudited)	4
Consolidated Statements of Cash Flows for the six months ended November 30, 2002 and 2001 (unaudited)	5
Notes to Unaudited Consolidated Financial Statements	6-17
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18-25
Item 3. Quantitative and Qualitative Disclosure About Market Risk	25
PART II. OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 2. Changes in Securities	25
Item 3. Defaults upon Senior Securities	*
Item 4. Submission of Matters to a Vote of Security Holders	*
Item 5. Other Information	*
Item 6. Exhibits and Reports on Form 8-K	26
SIGNATURES	26
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002	27-28

* No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements
PATRIOT SCIENTIFIC CORPORATION
CONSOLIDATED BALANCE SHEETS

	November 30, 2002	May 31, 2002

	(Unaudited)
ASSETS (Notes 4 and 5)
Current assets:
Cash and cash equivalents	$2,210	$88,108
Accounts receivable, net of allowance of $6,000 and $6,000 for uncollectible accounts	4,235	4,797
Prepaid expenses	140,803	35,749

Total current assets	147,248	128,654
Property and equipment, net	219,508	285,488
Other assets, net	107,621	330,863
Patents and trademarks, net	188,602	189,521

	$662,979	$934,526

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Note payable, net of unamortized debt discount of $0 and $189,516 (Notes 3 and 4)	$635,276	$445,760
Notes payable to a related party	150,000	—
Accounts payable	429,167	385,255
Accrued liabilities	195,016	211,291
Current portion of capital lease obligation	5,724	5,116

Total current liabilities	1,415,183	1,047,422
8% Convertible debentures, net of debt discount of $1,015,086 and $192,802 (Notes 3 and 5)	264,914	315,198
Long term portion of capital lease obligation	13,708	16,731
Commitments and contingencies (Notes 3, 6, 7 and 9)
Stockholders' deficit: (Note 7)
Preferred stock, $.00001 par value; 5,000,000 shares authorized none outstanding	—	—
Common stock, $.00001 par value; 200,000,000 shares authorized; issued and outstanding 87,489,354 and 81,465,757	875	815
Additional paid-in capital	42,874,769	41,440,101
Accumulated deficit	(43,826,470)	(41,805,741)
Note receivable	(80,000)	(80,000)

Total stockholders' deficit	(1,030,826)	(444,825)

	$662,979	$934,526

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended

	November 30, 2002	November 30, 2001	November 30, 2002	November 30, 2001

Net sales	$5,160	$7,389	$45,049	$321,889
Cost of sales:
Product costs	7,080	36,409	11,989	240,578
Inventory obsolescence	—	149,433	—	149,433

Cost of sales	7,080	185,842	11,989	390,011
Gross profit (loss)	(1,920)	(178,453)	33,060	(68,122)
Operating expenses:
Research and development	164,218	375,439	373,505	871,247
Selling, general and administrative	577,133	738,672	1,064,234	1,392,412

	741,351	1,114,111	1,437,739	2,263,659

Operating loss	(743,271)	(1,292,564)	(1,404,679)	(2,331,781)

Other income (expenses):
Interest income	10	58	185	363
Interest expense	(334,027)	(266,096)	(616,235)	(274,154)

	(334,017)	(266,038)	(616,050)	(273,791)

Net loss	$(1,077,288)	$(1,558,602)	$(2,020,729)	$(2,605,572)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding during the period (Note 1)	84,054,186	62,761,554	82,752,899	60,741,712

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended

	November 30, 2002	November 30, 2001

Decrease in Cash and Cash Equivalents
Operating activities:
Net loss	$(2,020,729)	$(2,605,572)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	105,306	121,464
Provision for doubtful accounts	—	70,600
Provision for inventory obsolescense	—	149,433
Non-cash interest expense related to convertible debentures, notes payable and warrants	550,566	261,068
Common stock issued for services and litigation settlements Changes in:	126,000	—
Accounts receivable	(11,315)	(43,248)
Inventories	—	73,960
Prepaid expenses and other assets	114,021	(53,190)
Accounts payable and accrued liabilities	28,031	(48,327)

Net cash used in operating activities	(1,108,120)	(2,073,812)

Investing activities:

Purchase of property, equipment and patents	(34,240)	(51,348)

Financing activities:
Proceeds from the issuance of short term notes payable	150,000	665,000
Proceeds from the issuance of convertible debentures	847,000	—
Proceeds from the issuance of common stock	50,000	811,604
Principal payments for capital lease obligations	(2,415)	(992)
Proceeds from sales of accounts receivable	11,877	154,158
Proceeds from exercise of common stock warrants and options	—	73,833

Net cash provided by financing activities	1,056,462	1,703,603

Net decrease in cash and cash equivalents	(85,898)	(421,557)
Cash and cash equivalents, beginning of period	88,108	464,350

Cash and cash equivalents, end of period	$2,210	$42,793

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$8,223	$11,656
Warrants and options issued for prepaid services	$—	$57,500
Capital lease obligation	$—	$24,996
Cancellation of options issued for prepaid services	$—	$10,574
Common stock issued on conversion of debentures, notes payable and accrued interest	$75,394	$227,800
Debt discount	$1,240,622	$351,000

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

Loss Per Share

We follow Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under SFAS No. 128, basic loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding. Diluted loss per share is calculated as net loss divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. Common stock options and warrants of 48,744,320 and 13,450,923 for the three and six months ended November 30, 2002 and 2001, respectively, were not included in diluted loss per share for the periods as the effect was antidilutive due to our recording losses in each of those periods. See Notes 5 and 7 for discussion of commitments to issue additional shares of common stock and warrants.

Sale of Accounts Receivable

We follow SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a replacement of SFAS No. 125. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A $400,000 factoring line we established with a bank enables us to sell selected accounts receivable invoices to the bank with full recourse against us. These transactions qualify for a sale of assets since (1) we have transferred all of our rights, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) we have no effective control over the selected accounts receivable invoices since we are not entitled to or obligated to repurchase or redeem the invoices before their maturity and we do not have the ability to unilaterally cause the bank to return the invoices. Under SFAS No.140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During the first six months of fiscal 2003, we sold $14,846 of our accounts receivable to a bank under the factoring agreement for $11,877. Pursuant to the provisions of SFAS No. 140, we reflected the transactions as sales of assets and established a receivable from the bank for the retained amount less the costs of the transactions and less any anticipated future loss in the value of the retained asset. The retained amount was equal to 20% of the total accounts receivable invoices sold to the bank less 1% of the total invoices as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset was based on the payment history of the accounts receivable customer. As of November 30, 2002, there were no qualifying accounts receivable invoices available to factor resulting in no balance outstanding under the factoring line and $400,000 remaining available for future factoring of accounts receivable invoices.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Reclassifications

Certain items in the unaudited November 30, 2001 consolidated financial statements have been reclassified to conform to the current presentation.

2.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 was effective for us on June 1, 2001. The adoption of this statement had no material impact on our consolidated financial statements.

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

3.     CONTINUED EXISTENCE AND MANAGEMENT’S PLAN

Our consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our obtaining sufficient financing to sustain our operations. We incurred a net loss of $2,020,729, $5,487,051 and $4,968,903 and negative cash flow from operations of $1,108,120, $3,632,534 and $4,839,180 in the six months ended November 30, 2002 and the years ended May 31, 2002 and 2001, respectively. At November 30, 2002, we had deficit working capital of $1,267,935 and cash and cash equivalents of $2,210. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $85,898 during the six months ended November 30, 2002.

We estimate our current cash requirements to sustain our operations for the next twelve months through November 2003 to be $2.4 million. Since we are no longer supporting the communications product line, we are assuming that there will be no communications product revenue. We have a note payable to Swartz Private Equity, LLC

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

(“Swartz”) of $635,276 at November 30, 2002 which was originally due in January 2003 and subsequent to the end of the quarter has been extended to April 2003. We also have convertible debentures with a group of investors as of November 30, 2002 aggregating $1,280,000. At the option of the debenture holders, they may purchase additional debentures up to $1 million at any time during the next two years as long as the price of our common stock is in excess of $0.20 per share. During the first six months ended November 30, 2002, we obtained $50,000 from the sale of equity to several private investors and $150,000 from short term notes entered into with a related party. Subsequent to November 30, 2002, we obtained an additional $28,350 from the sale of equity to several private investors, $200,000 from the issuance of additional convertible debentures and $30,000 from a short term note entered into with a related party. In addition, we are negotiating the terms of a $12 million equity line of credit.

If we are not successful at obtaining and drawing down on the $12 million equity line of credit or if the optional amounts under the convertible debentures are not raised in sufficient amounts, then we may not have funds sufficient to meet our cash requirements. In such circumstances, we may need to receive additional advances from Swartz, secure additional short-term debt, private placement debt and/or equity financings with individual or institutional investors. In addition, we may need to make additional cost reductions if our cash requirements cannot be met from external sources. We expect that the $2.4 million requirement will be provided by:

•	additional funds under the $12 million equity line of credit if we are successful in negotiating with the potential investor and are able to register additional shares of common stock, and such available funding exceeds the remaining balance of the note payable to Swartz;

•	proceeds from the exercise of outstanding stock options and warrants; and

•	additional debt and/or equity financings.

In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. We also have remaining a $400,000 accounts receivable factoring agreement with our bank; however, we have no eligible accounts receivable to factor as of November 30, 2002.

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

If we are unable to obtain the necessary funds, we could be forced to substantially curtail or cease operations which would have a material adverse effect on our business. Further, there can be no assurance that we will be able to timely receive shareholder approval to increase the number of authorized shares or that required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. As such, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

4.     SECURED NOTE PAYABLE

On March 12, 2002, we replaced and superceded a previously issued Secured Promissory Note with Swartz with an Amended Secured Promissory Note and Agreement with an effective date of October 9, 2001 and an Addendum to

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Amended Secured Promissory Note dated March 12, 2002. The amended note, which originally was to mature on January 9, 2003, has been extended to April 2003 and amounts outstanding under the note bear interest at the rate of 5% per annum. Per the addendum to the amended note, principal and interest payments are deferred until April 2003.

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

As of November 30, 2002 we issued warrants to purchase up to 14,817,481 shares of our common stock in accordance with the amended note agreements. The warrants issued were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was also recorded as debt discount. See Note 7 to the consolidated financial statements for discussion of the terms of the warrants

The note is secured by our assets.

All debt discounts are to be amortized as additional interest expense over the term of the note payable. As of November 30, 2002, $1,107,238 had been reflected as debt discount of which $917,722, $86,781 and $189,516 was amortized to interest expense during the year ended May 31, 2002 and the three and six months ended November 30, 2002, respectively.

Advances against the note		$1,790,000
Less amount applied against $30 million equity line of credit		(227,800)
Less amount applied against $25 million equity line of credit		(926,924)

Less debt discount
Total	1,107,238
Amount amortized to expense	(1,107,238)	—

Note payable at November 30, 2002		$635,276

On November 9, 2001, an offset of $227,800 from the sale of 2,500,000 shares of common stock was applied against the final put under the $30 million equity line of credit discussed below.

On May 30, 2002, an offset of $926,924 from the sale of 14,100,000 shares of common stock was applied against the first and only put under the $25 million equity line of credit discussed below.

5.     8% CONVERTIBLE DEBENTURES

Overview. From April 23, 2002 through November 30, 2002, we sold an aggregate of $1,355,000 of 8% convertible debentures to a group of eleven investors. The convertible debentures entitle the debenture holder to convert the principal and unpaid accrued interest into our common stock for two years from the date of closing. In addition, the debenture holders received warrants exercisable into a number of our common shares.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Number of Shares Debentures May Be Converted Into. The debentures can be converted into a number of our common shares at conversion prices that initially equaled $0.05126 to $0.10289 per share.

Resets of Conversion Price and Conversion Shares. A reset date occurs on each three month anniversary of the closing date of each debenture and on the date the registration statement becomes effective, October 29, 2002 for the first $1,000,000 of principal. If the volume weighted average price for our common stock for the ten days previous to the reset date is less than the conversion price in effect at the time of the reset date, then the number of common shares issuable to the selling shareholder on conversion will be increased. If the conversion price is reset, the debenture can be converted into a number of our common shares based on the following calculation: the amount of the debenture plus any unpaid accrued interest divided by the reset conversion price which shall equal the volume weighted average price for our common stock for the ten days previous to the reset date. On October 29, 2002, the date the registration statement for the first $1,000,000 of principal became effective, the conversion price for debentures dated April 23, 2002 in an amount of $225,000 and June 10, 2002 in amounts accumulating $775,000 were reset to $0.04457 from initial conversion prices of $0.10289 and $0.08616.

Warrants. Concurrent with the issuance of the convertible debentures, we issued to the debenture holders warrants to purchase up to 19,665,438 shares of our common stock. These warrants are exercisable for five years from the date of issuance at initial exercise prices equal to 115% of the volume weighted average price for our common stock for the ten days previous to the debenture date. The warrant exercise price is subject to being reset on each six month anniversary of its issuance. On October 23, 2002, the six month anniversary for a debenture dated April 23, 2002 in an amount of $225,000, the warrant exercise price was reset to $0.04685 from an initial exercise price of $0.10289.

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

Registration Rights. We are responsible for registering the resale of the shares of our common stock which will be issued on the conversion of the debentures. On October 29, 2002, a registration statement covering the first $1,000,000 of debentures was declared effective by the Securities and Exchange Commission.

As of November 30, 2002 we issued warrants to purchase up to 19,665,438 shares of our common stock in accordance with the convertible debentures. The warrants issued were valued using the Black-Scholes pricing

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

model based on the expected fair value at issuance and the estimated fair value was also recorded as debt discount. See Note 7 to the consolidated financial statements for discussion of the terms of the warrants. Debt discounts related to the warrant valuations are to be amortized as additional interest expense over the term of the convertible debenture. As of November 30, 2002, $950,268 has been reflected as debt discount of which $108,689, $203,104 and $8,383 was amortized to interest expense during the three and six months ended November 30, 2002 and the year ended May 31, 2002, respectively.

In addition, the convertible debentures contain beneficial conversion features. Such features require us to allocate the proceeds received to both the warrants and the debt and to calculate an intrinsic value for the debt portion if the per share price allocated to debt is less than the fair market per share price as of the first date the debenture is sold. Accordingly, during the three and six months ended November 30, 2002, we recorded $58,842 and $404,732 to additional paid in capital to reflect the intrinsic value of the convertible debentures. The intrinsic value of the beneficial conversion feature of the convertible debenture is amortized to non-cash interest expense over the life of the convertible debenture. Accordingly, we amortized to non-cash interest expense $45,688 and $71,139 during the three and six months ended November 30, 2002.

During November 2002, holders converted debentures accumulating $75,000 of principal and $394 of accrued interest into 1,691,597 shares of our common stock. The balance of unamortized debt discount related to the beneficial conversion features and debt discount on the date of conversion of $57,288 was charged to additional paid in capital.

The convertible debentures are secured by our assets.

Convertible debenture dated April 23, 2002		$225,000
Convertible debentures dated June 10, 2002		775,000
Convertible debenture dated August 23, 2002		175,000
Convertible debentures dated October 29, 2002		180,000

Less amounts converted to common stock		(75,000)

Less debt discount
Total	1,355,000
Amount amortized to expense	(282,626)
Amount cancelled on conversion	(57,288)	(1,015,086)

Convertible debentures at November 30, 2002		$264,914

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

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

An additional 1,052,219 shares of common stock at exercise prices ranging initially from $0.341 to $1.265 are issuable to Swartz upon the exercise of warrants issued under the investment agreement. The warrants contain a reset provision which may reduce the exercise price if the price, as defined in the agreement, is lower on any subsequent six month anniversary. As a result of the reset provision, the exercise prices have been reduced to a range of $0.066 to $0.077 as of November 30, 2002. None of the warrants had been exercised as of November 30, 2002.

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

The registration statement went effective on June 23, 2000 and we received a total of $4,381,601 from the sale of 12,000,000 shares of common stock . Per the terms of the investment agreement, we issued ten five-year warrants for 1,800,000 shares of common stock exercisable initially at prices ranging from $0.091 to $1.562. The warrants contain a reset provision which may reduce the exercise price if the price, as defined in the agreement, is lower on any subsequent six month anniversary. As a result of the reset provision, the exercise prices have been reduced to a range of $0.0385 to $0.0858 as of November 30, 2002. None of the warrants had been exercised as of November 30, 2002.

On September 17, 2001, we entered into a $25 million equity line of credit agreement with Swartz, thereby, effectively concluding the $30 million equity line of credit at the conclusion of the put in effect on that date.

On September 24, 2001, we entered into a waiver and agreement with Swartz whereby Swartz was able to advance us $227,800 prior to the close of the final put under the $30 million equity line of credit. The waiver and agreement extended the time of the put beyond twenty days and redefined the price of the put to be the lesser of the factor of (a) the volume weighted average price per share, as defined by Bloomberg L.P., for each day of the put multiplied by .70 or (b) the volume weighted average price per share minus $0.05 multiplied by 20% of the acceptable daily volume as defined in the waiver. At the discretion of Swartz the 20% daily volume limitation could be increased up to 30% of the daily volume. In addition, the waiver included the issuance of a purchase warrant to purchase

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

2,125,000 shares of common stock at an initial exercise price of $0.0911. The purchase warrant shares were issued to Swartz as restricted shares subject to “piggyback” registration rights and are subject to repricings on each six month anniversary if 110% of the lowest closing bid price for the five days previous to the anniversary date is less than the initial or subsequent reset exercise prices. As a result of the reset provision, the exercise price has been reduced to $0.0858 as of November 30, 2002. None of the warrants had been exercised as of November 30, 2002. See Note 7 for further information on the warrants.

$25 Million Equity Line of Credit Agreement

On September 17, 2001, we entered into an investment agreement with Swartz. The investment agreement entitled us to issue and sell our common stock to Swartz for up to an aggregate of $25 million from time to time during a three-year period following the effective date of the registration statement. We filed a registration statement on Form S-1 that was declared effective on November 5, 2001 for 15,000,000 shares of our common stock. We issued the 15,000,000 shares of common stock to Swartz during the fiscal year ended May 31, 2002 to be applied against a note payable that Swartz had issued to us.

We issued to Swartz a commitment warrant to purchase up to 900,000 shares of our common stock concurrent with the execution of the investment agreement. This warrant is exercisable through September 17, 2006 at an initial exercise price of $0.22. The commitment warrant exercise price is subject to being reset on each six month anniversary of its issuance. As a result of the reset provision, the exercise price has been reduced to $0.0858 as of November 30, 2002. None of the warrants had been exercised as of November 30, 2002.

Restrictive Covenants. For a period of two years after the termination of the agreeement, we are prohibited from certain transactions. These include the issuance of any debt or equity securities in a private transaction which are convertible or exercisable into shares of common stock at a price based on the trading price of the common stock at any time after the initial issuance of such securities or with a fixed conversion or exercise price subject to adjustment without obtaining Swartz’s prior written approval.

Right of First Refusal. Swartz has a right of first refusal to purchase any variable priced securities offered by us in any private transaction which closes on or prior to two years after the termination of the investment agreement and a right of participation for any equity securities offered by us in any private transaction which closes on or prior to two years after the termination of the investment agreement.

Waiver and Agreement. On March 12, 2002, we entered into an amended waiver and agreement with Swartz which replaced and superseded all previous waivers and agreements. This amended waiver and agreement extended the time of the put beyond twenty days and redefined the price of the put to be the lesser of the factor of (a) the volume weighted average price per share, as defined by Bloomberg L.P., for each day of the put multiplied by .70 or (b) the volume weighted average price per share minus $0.05 multiplied by 20% of the acceptable daily volume as defined in the waiver. At the discretion of Swartz, the 20% daily volume limitation could be increased up to 30% of the daily volume. In addition, the amended waiver and agreement increased the intended put share amount for the first put to 14,100,000 shares, which is the total number of shares we had registered under the $25 million equity line of credit. On May 30, 2002 we closed the first put and effectively the $25 million equity line of credit by applying the proceeds of $926,924 to the secured note payable discussed below.

Warrants. In connection with closing the $25 million equity line of credit, we issued to Swartz a commitment warrant to purchase 900,000 shares of our common stock as discussed further in Note 7 to the consolidated financial statements. This warrant was valued on the issuance date using the Black-Scholes pricing model and the value was recorded as a debt discount.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

7.     STOCKHOLDERS’ DEFICIT

The following table summarizes equity transactions during the six months ended November 30, 2002:

	Common Shares	Dollars

Balance June 1, 2002	81,465,757	$41,440,916
Sale of common stock	1,932,000	50,000
Stock issued for services	2,000,000	110,000
Stock issued to settle litigation	400,000	16,000
Stock issued on conversion of debentures and accrued interest	1,691,597	75,395
Non-cash interest and debt discount related to warrants and debentures	—	1,183,333

Balance November 30, 2002	87,489,354	$42,875,644

Stock Options

At November 30, 2002, we had 17,500 options outstanding pursuant to our 1992 ISO Stock Option Plan exercisable at $1.325 per share expiring in 2005; 50,000 options outstanding pursuant to our 1992 NSO Stock Option Plan exercisable at $1.325 per share expiring in 2005; 2,204,405 options outstanding pursuant to our 1996 Stock Option Plan exercisable at a range of $0.0575 to $1.41 per share expiring beginning in 2002 through 2007; and 2,305,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.07 to $0.70 per share expiring beginning in 2002 through 2007.

Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

Warrants

At November 30, 2002, we had warrants outstanding exercisable into 44,167,415 common shares at exercise prices ranging from $0.033 to $1.12 per share expiring beginning in 2002 through 2007. During the six months ended November 30, 2002, we issued warrants to purchase 17,150,629 shares of common stock which are subject to repricings at the six month anniversary of the issuance of the warrant. At each anniversary date the warrants will be repriced to the lesser of the initial exercise price or 110% of the lowest closing bid price of our common stock for the five trading days ending on such six month anniversary date. During the six months ended November 30, 2002, warrants to purchase 14,202,869 shares of common stock with initial or reset exercise prices ranging from $0.0657 to $0.1320 have been repriced to exercise prices ranging from $0.033 to $0.077.

During the six months ended November 30, 2002, we issued to two individuals warrants exercisable for five years into 1,000,000 common shares at an exercise price of $0.05 per share. These individuals are acting as our marketing representatives and the warrants are scheduled to vest based on sales activity as defined in their contracts.

Also, during the six months ended November 30, 2002, we issued to Swartz snap shot warrants exercisable for five years into 1,929,331 common shares at exercise prices ranging from $0.047 to $0.068 per share. These snap shot

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

warrants were issued under an agreement with Swartz whereby we will issue to Swartz warrants to purchase common shares equal to 20% of any common stock or warrants we issue to parties other than Swartz or their affiliates after March 12, 2002.

Common Stock

During the six months ended November 30, 2002, we sold to a group of individual private investors a total of 1,932,000 shares of common stock at prices ranging from $0.025 to $0.0301 for an accumulated total of $50,000. The investors have agreed to hold these shares for a minimum of one year.

In October 2002, we entered into an agreement with Barry Clark whereby he will provide consulting services through April 2003 to help structure financing, provide innovative capital resources and advise us on other strategic decisions. In October 2002 we issued to Mr. Clark 2,000,000 shares of our common stock as compensation for the consulting services. We recorded $110,000, the value of the common stock on the day it was issued, as a prepaid expense and additional paid-in capital of which, during the six months ended November 30, 2002, we amortized to expense $36,667 as non-cash compensation.

In October 2002, we entered into a settlement agreement with a former executive officer of the Company. As part of the agreement, we issued to him 400,000 shares of our common stock. During the six months ended November 30, 2002, we recorded $16,000, the value of the common stock on the day of the settlement, as litigation expense. The shares are subject to registration and will be included in our next registration statement.

In December 2001, we entered into a series of agreements with iCapital Corporation (“iCapital”) and several principals of iCapital whereby they provided consulting services through December 2002 to help structure financing, provide innovative capital resources, identify and assist with merger and acquisition opportunities and advise us on other strategic decisions. In January 2002, based on meeting several performance criteria, we issued to iCapital and the principals of iCapital 2,200,000 shares of our common stock as compensation for the consulting services. During our previous fiscal year, we recorded $198,000, the value of the common stock on the day it was issued, as a prepaid expense and additional paid-in capital of which, during the six months ended November 30, 2002, we amortized to expense $99,000 as non-cash compensation.

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

In September 2001, an action was filed against us in the Superior Court of San Diego County, California by Richard G. Blum, our former Chairman, President and Chief Executive Officer. Mr. Blum contended that he was wrongfully terminated on August 5, 2001 in violation of his employment agreement dated December 1, 2000. He sought damages for the alleged breach of his employment agreement, age discrimination, as well as other related claims. In October 2002, we entered into a settlement agreement with Mr. Blum whereby we agreed to pay him $60,000 over twelve months and to issue him 400,000 shares of our common stock. This liability has been recorded in our consolidated financial statements for the six months ended November 30, 2002.

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

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Results of Operations for the Three months Ended November 30, 2002 and November 30, 2001

Net sales. Total net sales for the second fiscal quarter ended November 30, 2002 decreased 30.2% to $5,160 from $7,389 for the corresponding period of the previous fiscal year. This decrease was due to the final buys on our matured communication products having been substantially completed the previous fiscal year. We are currently expending our efforts on marketing and sale of our microprocessor technology. The microprocessor technology generated minimal revenue during the second fiscal quarter ended November 30, 2002. We anticipate that future revenue will be derived from up front license fees and royalties as a result of the shift in focus to the commercialization of our microprocessor and related technology intellectual property. Previously we focused primarily on the sale of silicon products. We cannot estimate when significant revenue will be generated from the microprocessor technology.

Cost of sales. Cost of sales as a percentage of net sales decreased to 137.2% in the second fiscal quarter ended November 30, 2002 compared to 2,515.1% for the corresponding period of the previous fiscal year. This significant decrease was due to minor sales during the second quarter of 2003 not having associated costs due to our having written off the communication product inventory during the second quarter of the previous fiscal year. We wrote-

off $149,433, the remaining balance, during the second quarter ended November 30, 2001. We decided on writing off the inventory as a result of not being able to find a buyer for the communication product line and our decision to focus future company revenue on the sale of licenses and intellectual property related to our microprocessor technology versus the sale of microprocessor silicon and related products. The winding down of the communication product line did not impair any of our other assets. Also, as a result of eliminating the communication product line, overhead expenses charged to cost of sales the previous fiscal year are now being charged to general and administrative expenses.

Research and development expenses decreased 56.3% from $375,439 for the second fiscal quarter ended November 30, 2001 compared to $164,218 for the second fiscal quarter ended November 30, 2002. This decrease was due to a reduction in consulting services compared to the previous fiscal year related to the development of a new soft core version of the microprocessor technology in the amount of $17,213 and a reduction in payroll expense as a result of downsizing the department by six individuals during the second and third fiscal quarters of the previous fiscal year in an amount of $170,949.

Selling, general and administrative expenses decreased 21.9% to $577,133 for the second fiscal quarter ended November 30, 2002 compared to $738,672 for the second fiscal quarter of the previous fiscal year. This decrease was due primarily to a reduction in executive, marketing and sales personnel in the amount of $124,298 as a result of downsizing the company during the second and third fiscal quarters of the previous fiscal year partially offset by an increase in professional fees related to financings and litigation.

Other expenses for the second fiscal quarter ended November 30, 2002, were $334,017 compared to other expenses of $266,038 for the corresponding period of the previous fiscal year. This change resulted primarily from the recognition of non-cash interest expense of $296,199 related to the amortization of the debt discount associated with the issuance of warrants under a secured note payable and convertible debentures coupled with interest expense of $37,828 related to the note and debentures for the current fiscal period compared to $261,068 and $5,029, respectively for the same fiscal period of the previous fiscal year.

Results of Operations for the Six months Ended November 30, 2002 and November 30, 2001

Net sales. Total net sales for the six months ended November 30, 2002 decreased 86.0% to $45,049 from $321,889 for the corresponding period of the previous fiscal year. This decrease was due to the final buys on our matured communication products having been substantially completed the previous fiscal year. We are currently expending our efforts on marketing and sale of our microprocessor technology. The microprocessor technology generated minimal revenue during the six months ended November 30, 2002. We anticipate that future revenue will be derived from up front license fees and royalties as a result of the shift in focus to the commercialization of our microprocessor and related technology intellectual property. Previously we focused primarily on the sale of silicon products. We cannot estimate when significant revenue will be generated from the microprocessor technology.

Cost of sales. Cost of sales as a percentage of net sales decreased to 26.6% in the six months ended November 30, 2002 compared to 121.2% for the corresponding period of the previous fiscal year. This significant decrease was due to minor sales during the first two quarters of 2003 not having associated costs due to having previously written off the communication product line inventory. A $149,433 write-down of the inventory to zero during the previous fiscal year was a result of not being able to find a buyer for the communication product line and our decision to focus future company revenue on the sale of licenses and intellectual property related to our microprocessor technology versus the sale of microprocessor silicon and related products. The winding down of the communication product line did not impair any of our other assets. Also, as a result of eliminating the communication product line, overhead expenses charged to cost of sales the previous fiscal year are now being charged to general and administrative expenses.

Research and development expenses decreased 57.1% from $871,247 for the six months ended November 30, 2001 compared to $373,505 for the six months ended November 30, 2002. This decrease was due to a reduction in consulting services compared to the previous fiscal year related to the development of a new soft core version of the microprocessor technology in the amount of $87,802 and a reduction in payroll expense as a result of downsizing the department by six individuals during the second and third fiscal quarters of the previous fiscal year in an amount of $370,625.

Selling, general and administrative expenses decreased 23.6% to $1,064,234 for the six months ended November 30, 2002 compared to $1,392,412 for the six months of the previous fiscal year. This decrease was due primarily to a reduction in executive, marketing and sales personnel in the amount of $309,932 as a result of downsizing the company during the second and third fiscal quarters of the previous fiscal year.

Other expenses for the six months ended November 30, 2002, were $616,050 compared to other expenses of $273,791 for the corresponding period of the previous fiscal year. This change resulted primarily from the recognition of non-cash interest expense of $550,566 related to the amortization of the debt discount associated with the issuance of warrants under a secured note payable and convertible debentures coupled with interest expense of $65,669 related to the note and debentures for the current fiscal period compared to $261,068 and $13,087, respectively for the same fiscal period of the previous fiscal year.

Income Taxes

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $432,000 in the first six months of 2003, from $13,446,000 at May 31, 2002 to $13,878,000 at November 30, 2002.

Liquidity and Capital Resources

In connection with their report on our consolidated financial statements as of and for the year ended May 31, 2002, Nation Smith Hermes Diamond, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flow from operations.

At November 30, 2002, we had deficit working capital of $1,267,935 and cash and cash equivalents of $2,210. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $85,898 during the six months ended November 30, 2002 due to net cash used in operations of $1,108,120 offset by funds generated primarily from the issuance of convertible debentures of $847,000 and short term notes payable of $150,000. The net cash used in operations was $1,108,120 for the six months ended November 30, 2002 compared to $2,073,812 for the corresponding period of the previous fiscal year. The decrease in cash required in operations was due primarily to a $764,150 reduction in net loss as adjusted to reconcile to cash used in operating activities coupled with a $167,211 change in prepaid expenses and other assets between the two periods. Cash used in investing activities was $34,240 for the six months ended November 30, 2002 compared to $51,348 for the corresponding period of the previous fiscal year. Cash provided by financing activities was $1,056,462 for the six months ended November 30, 2002 compared to $1,703,603 for the corresponding period of the previous fiscal year. This decrease was primarily the result of a reduced issuance of common stock of $761,604 during the current fiscal period compared to the corresponding period of the previous fiscal year.

We estimate our current cash requirements to sustain our operations for the next twelve months through November 2003 to be $2.4 million. Since we are no longer supporting the communications product line, we are assuming that there will be no communications product revenue. We have a note payable to Swartz Private Equity, LLC (“Swartz”) of $635,276 at November 30, 2002 which was originally due in January 2003 and subsequent to the end of the quarter has been extended to April 2003. We also have convertible debentures with a group of investors as of November 30, 2002 aggregating $1,280,000. At the option of the debenture holders, they may purchase additional debentures up to $1 million at any time during the next two years as long as the price of our common stock is in excess of $0.20 per share. During the first six months ended November 30, 2002, we obtained $50,000 from the sale of equity to several private investors and $150,000 from short term notes entered into with a related party. Subsequent to November 30, 2002, we obtained an additional $28,350 from the sale of equity to several private investors, $200,000 from the issuance of additional convertible debentures and $30,000 from a short term note entered into with a related party. In addition, we are negotiating the terms of a $12 million equity line of credit.

If we are not successful at obtaining and drawing down on the $12 million equity line of credit or if the optional amounts under the convertible debentures are not raised in sufficient amounts, then we may not have funds sufficient to meet our cash requirements. In such circumstances, we may need to receive additional advances from Swartz, secure additional short-term debt, private placement debt and/or equity financings with individual or institutional investors. In addition, we may need to make additional cost reductions if our cash requirements cannot be met from external sources. We expect that the $2.4 million requirement will be provided by:

•	additional funds under the $12 million equity line of credit if we are successful in negotiating with the potential investor and are able to register additional shares of common stock, and such available funding exceeds the remaining balance of the note payable to Swartz;

•	proceeds from the exercise of outstanding stock options and warrants; and

•	additional debt and/or equity financings.

In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. We also have remaining a $400,000 accounts receivable factoring agreement with our bank; however, we have no eligible accounts receivable to factor as of November 30, 2002.

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

If we are unable to obtain the necessary funds, we could be forced to substantially curtail or cease operations which would have a material adverse effect on our business. Further, there can be no assurance that we will be able to timely receive shareholder approval to increase the number of authorized shares or that required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. As such, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

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

The status of these three major technologies is as follows:

•	Ignite I microprocessor technology. This technology is generating minor amounts of revenue from the sale of evaluation boards, microprocessors and initial license fees related to the intellectual property. We have ported the VxWorks operating system and the Sun Microsystems personalJava virtual machine to the microprocessor. Although we anticipate the sales of licenses and royalties from the microprocessor technology will be our main product line, it currently accounted for only 10% of our revenue for the six months ended November 30, 2002.

•	High-speed data communications. Revenue from this technology was generated primarily from mature communication products that completed their life cycles. We have decided to concentrate our efforts on the Ignite I microprocessor technology and have discontinued the sale of communication products subsequent to the last buys that were shipped during the previous fiscal year. Although minimal shipments of communications product accounted for 90% of the revenue shipped during the first six months ended November 30, 2002, future revenue will come from our microprocessor technologies.

•	Radar and antenna. We sold the gas plasma antenna technology in August 1999. Our radar technology has not generated any revenue and we have suspended further development of this technology in order to concentrate our resources on the Ignite I microprocessor technology.

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

As of November 30, 2002, our notes payable and convertible debentures to corporations and individuals totaling $2.1 million bore interest at fixed rates of 5% to 8%. Our capital lease obligation totaling $19,432 is discounted at a fixed rate of interest of 22.7%.

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

In September 2001, an action was filed against us in the Superior Court of San Diego County, California by Richard G. Blum, our former Chairman, President and Chief Executive Officer. Mr. Blum contended that he was wrongfully terminated on August 5, 2001 in violation of his employment agreement dated December 1, 2000. He sought damages for the alleged breach of his employment agreement, age discrimination, as well as other related claims. In October 2002, we entered into a settlement agreement with Mr. Blum whereby we agreed to pay him $60,000 over twelve months and to issue him 400,000 shares of our common stock. This liability has been recorded in our consolidated financial statements for the six months ended November 30, 2002.

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

Name	Date of Sale	Number of Shares	Aggregate Purchase Price	Purchase Price Per Share

Robert Crawford	September 24, 2002	1,000,000	$25,000	$0.025	Cash
REC Music Foundation	September 24, 2002	600,000	$15,000	$0.025	Cash
Donald Longo	October 28, 2002	166,000	$5,000	$0.03	Cash
Red Oak Inc.	October 28, 2002	166,000	$5,000	$0.03	Cash
Richard Blum	October 23, 2002	400,000	$16,000	$0.04	Non-cash settlement

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits –

99.8 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.9 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K – NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT SCIENTIFIC CORPORATION

Date: January 22, 2003	By:	/s/ LOWELL W. GIFFHORN

Executive Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Patriot Scientific Corporation (the “Issuer”) for the period ended November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey E. Wallin, Chief Executive Officer of the Issuer, certify that:

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

/S/ JEFFREY E. WALLIN Name: Jeffrey E. Wallin Title: President and CEO Date: January 22, 2003

CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Patriot Scientific Corporation (the “Issuer”) for the period ended November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Lowell W. Giffhorn, Chief Financial Officer of the Issuer, certify that:

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

/S/ LOWELL W. GIFFHORN Name: Lowell W. Giffhorn Title: Exec. V.P. and CFO Date: January 22, 2003