Form 10-Q
period 2003-02-28
PATRIOT SCIENTIFIC CORP
filed 2003-04-21
CIK 836564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended FEBRUARY 28, 2003

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

                                 (858) 674-5000
                 (Registrant's telephone number, including area
                                  code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

COMMON STOCK, $.00001 PAR VALUE                  102,175,544
                  (Class)                 (Outstanding at April 16, 2003)

                         PATRIOT SCIENTIFIC CORPORATION
                                      INDEX

                                                                                               Page
PART I. FINANCIAL INFORMATION
         Item 1. Financial Statements:

                  Consolidated Balance Sheets as of February 28, 2003 (unaudited)
                    and May 31, 2002                                                             3

                  Consolidated Statements of Operations for the three and nine months
                    ended February 28, 2003 and 2002 (unaudited)                                 4

                  Consolidated Statements of Cash Flows for the nine months ended
                    February 28, 2003 and 2002 (unaudited)                                       5

                  Notes to Unaudited Consolidated Financial Statements                        6-16

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                17-23

         Item 3. Quantitative and Qualitative Disclosure About Market Risk                      23

PART II. OTHER INFORMATION                                                                      23

         Item 1. Legal Proceedings                                                               23
         Item 2. Changes in Securities                                                           23
         Item 3. Defaults upon Senior Securities                                                 *
         Item 4. Submission of Matters to a Vote of Security Holders                             *
         Item 5. Other Information                                                               *
         Item 6. Exhibits and Reports on Form 8-K                                                24


SIGNATURES                                                                                       24

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-
OXLEY ACT OF 2002                                                                             25-26

         *        No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         PATRIOT SCIENTIFIC CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                 February 28,              May 31,
                                                                                     2003                    2002
                                                                             --------------------    --------------------
                                                                                 (Unaudited)


                          ASSETS (Notes 4 and 5)

Current assets:
       Cash and cash equivalents                                            $            30,256     $            88,108
       Accounts receivable, net of allowance
         of $10,000 and $6,000 for uncollectible accounts (Note 1)                        1,945                   4,797
       Prepaid expenses                                                                  84,809                  35,749
                                                                            --------------------    --------------------

Total current assets                                                                    117,010                 128,654

Property and equipment, net                                                             186,519                 285,488

Other assets, net                                                                       100,121                 330,863

Patents and trademarks, net                                                             188,543                 189,521
                                                                             --------------------    --------------------
                                                                            $           592,193     $           934,526
                                                                             ====================    ====================

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Note payable, net of unamortized debt discount
         of  $0 and $189,516 (Notes 3 and 4)                                $           635,276     $           445,760
       Notes payable to a related party                                                 180,000                       -
       Accounts payable                                                                 410,309                 385,255
       Accrued liabilities                                                              228,541                 211,291
       Current portion of capital lease obligation                                        6,055                   5,116
                                                                             --------------------    --------------------

Total current liabilities                                                             1,460,181               1,047,422

8% Convertible debentures, net of debt discount of $898,840                             418,660                 315,198
   and  $192,802  (Notes 3 and 5)

Long term portion of capital lease obligation                                            12,064                  16,731

Commitments and contingencies (Notes 3, 6, 7 and 9)

Stockholders' deficit: (Note 7)
       Preferred stock, $.00001 par value; 5,000,000 shares
         authorized none outstanding                                                          -                       -
       Common stock, $.00001 par value; 200,000,000 shares
         authorized; issued and outstanding 96,650,153 and 81,465,757                       967                     815
       Additional paid-in capital                                                    43,449,452              41,440,101
       Accumulated deficit                                                          (44,669,131)            (41,805,741)
       Note receivable (Note 8)                                                         (80,000)                (80,000)
                                                                             --------------------    --------------------
Total stockholders' deficit                                                          (1,298,712)               (444,825)
                                                                             --------------------    --------------------
                                                                            $           592,193     $           934,526
                                                                            ====================    ====================
     See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.


                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended                     Nine Months Ended
                                               -------------------------------------  -------------------------------------
                                                    February 28,        February 28,       February 28,        February 28,
                                                      2003                2002               2003                2002
                                                 -----------------   -----------------  ------------------  -----------------


Net sales                                      $         41,390    $          4,620   $          86,439   $        326,509

Cost of sales:
     Product costs                                        6,671               2,194              18,660            242,772
     Inventory obsolescence                                   -                   -                   -            149,433
                                               -----------------   -----------------  ------------------  -----------------
Cost of sales                                             6,671               2,194              18,660            392,205

Gross profit (loss)                                      34,719               2,426              67,779            (65,696)

Operating expenses:
     Research and development                           167,230             257,795             540,735          1,129,042
     Selling, general and
       administrative                                   382,372             709,334           1,446,606          2,101,746
                                                -----------------   -----------------  ------------------  -----------------
                                                        549,602             967,129           1,987,341          3,230,788
                                                -----------------   -----------------  ------------------  -----------------
Operating loss                                         (514,883)           (964,703)         (1,919,562)        (3,296,484)
                                                  -----------------   -----------------  ------------------  -----------------
Other income (expenses):
     Interest income                                          3                  15                 188                378
     Interest expense                                  (327,781)           (295,988)           (944,016)          (570,142)
                                                -----------------   -----------------  ------------------  -----------------
                                                       (327,778)           (295,973)           (943,828)          (569,764)
                                                -----------------   -----------------  ------------------  -----------------
Net loss                                       $       (842,661)   $     (1,260,676)  $      (2,863,390)  $     (3,866,248)

Basic and diluted loss
     per common share                          $          (0.01)   $          (0.02)  $           (0.03)  $          (0.06)
                                                =================   =================  ==================  =================

Weighted average number of
  common shares outstanding
  during the period (Note 1)                         91,726,851          71,500,223         85,711,345          64,288,474
                                               =================   =================  ==================  =================

     See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.



                         PATRIOT SCIENTIFIC CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                               Nine Months Ended
                                                                 ---------------------------------------------
                                                                    February 28, 2003         February 28, 2002
                                                                  ---------------------   ---------------------

Decrease in Cash and Cash Equivalents
Operating activities:
      Net loss                                                   $         (2,863,390)   $         (3,866,248)
      Adjustments to reconcile net loss
        to cash used in operating activities:
          Amortization and depreciation                                       155,875                 180,187
          Provision for doubtful accounts                                       4,000                  70,600
          Provision for inventory obsolescense                                      -                 149,433
         Non-cash interest expense related to convertible
             debentures, notes payable and warrants                           837,341                 546,425
         Issuance of common stock and options for services
              and litigation settlements                                      148,800                  49,500
          Changes in:
              Accounts receivable                                             (13,025)                (46,614)
              Inventories                                                           -                  73,960
              Prepaid expenses and other assets                               177,515                 (53,526)
              Accounts payable and accrued liabilities                         59,294                 (56,588)
                                                                  ---------------------------------------------
Net cash used in operating activities                                      (1,493,590)             (2,952,871)
                                                                  ---------------------------------------------

Investing activities:
                                                                  ---------------------------------------------
      Purchase of property, equipment and patents                             (51,761)                (47,429)
                                                                  ---------------------------------------------

Financing activities:
      Proceeds from the issuance of short term notes payable                  180,000               1,440,000
      Proceeds from the issuance of convertible debentures                  1,184,500                       -
      Proceeds from the issuance of common stock                              114,850                 879,605
      Principal payments for capital lease obligations                         (3,728)                 (2,040)
      Proceeds from sales of accounts receivable                               11,877                 154,158
      Proceeds from exercise of common stock
        warrants and options                                                        -                  73,833
                                                                  ---------------------------------------------
Net cash provided by financing activities                                   1,487,499               2,545,556
                                                                  ---------------------------------------------

Net decrease in cash and cash equivalents                                     (57,852)               (454,744)

Cash and cash equivalents, beginning of period                                 88,108                 464,350
                                                                  ---------------------------------------------

Cash and cash equivalents, end of period                         $             30,256    $              9,606
                                                                  ---------------------------------------------

Supplemental Disclosure of Cash Flow Information:
      Cash payments for interest                                 $             12,301    $             17,232
      Warrants and options issued for prepaid services           $                  -    $             57,500
      Common stock issued for prepaid services                   $                  -    $            198,000
      Capital lease obligation                                   $                  -    $             24,996
      Common stock issued on conversion of debentures,
        notes payable and accrued interest                       $            391,990    $            227,800
      Debt discount                                              $          1,403,815    $            834,929
      Debt discount cancelled                                    $            248,948    $                  -
                                                                   -------------------------------------------
     See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.


                         PATRIOT SCIENTIFIC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The consolidated financial statements of Patriot Scientific Corporation ("Patriot") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended May 31, 2002.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for the year.

LOSS PER SHARE

We follow Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, basic loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding. Diluted loss per share is calculated as net loss divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. Common stock options and warrants of 55,684,705 and 13,840,170 for the nine months ended February 28, 2003 and 2002, respectively, were not included in diluted loss per share for the periods as the effect was antidilutive due to our recording losses in each of those periods. See Notes 5 and 7 for discussion of commitments to issue additional shares of common stock and warrants.

SALE OF ACCOUNTS RECEIVABLE

We follow SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A $400,000 factoring line we established with a bank enables us to sell selected accounts receivable invoices to the bank with full recourse against us. These transactions qualify for a sale of assets since (1) we have transferred all of our rights, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) we have no effective control over the selected accounts receivable invoices since we are not entitled to or obligated to repurchase or redeem the invoices before their maturity and we do not have the ability to unilaterally cause the bank to return the invoices. Under SFAS No.140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During the first nine months of fiscal 2003, we sold $14,846 of our accounts receivable to a bank under the factoring agreement for $11,877. Pursuant to the provisions of SFAS No. 140, we reflected the transactions as sales of assets and established a receivable from the bank for the retained amount less the costs of the transactions and less any anticipated future loss in the value of the retained asset. The retained amount was equal to 20% of the total accounts receivable invoices sold to the bank less 1% of the total invoices as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset was based on the payment history of the accounts receivable customer. As of February 28, 2003, there were no qualifying accounts receivable invoices available to factor resulting in no balance outstanding under the factoring line and $400,000 remaining available for future factoring of accounts receivable invoices.





PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RECLASSIFICATIONS

Certain items in the unaudited February 28, 2002 consolidated financial statements have been reclassified to conform to the current presentation.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management is evaluating the adoption of this statement.

3.   CONTINUED EXISTENCE AND MANAGEMENT'S PLAN

Our consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our obtaining sufficient financing to sustain our operations. We incurred a net loss of $2,863,390, $5,487,051 and $4,968,903 and negative cash flow from operations of $1,493,590, $3,632,534 and $4,839,180 in the nine months ended February 28, 2003 and the years ended May 31, 2002 and 2001, respectively. At February 28, 2003, we had deficit working capital of $1,343,171 and cash and cash equivalents of $30,256. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $57,852 during the nine months ended February 28, 2003.

We estimate our current cash requirements to sustain our operations for the next twelve months through February 2004 to be $2.4 million. Since we are no longer supporting the communications product line, we are assuming that there will be no communications product revenue. We have a note payable to Swartz Private Equity, LLC ("Swartz") of $635,276 at February 28, 2003 which was due in April 2003 and subsequent to the end of the quarter has been extended to March 1, 2004. We also have convertible debentures with a group of investors as of February 28, 2003 aggregating $1,605,000 and advances of $87,500 on a convertible debenture that closed subsequent to February 28, 2003. At the option of the debenture holders, they may purchase additional debentures up to $1 million at any time during the next two years as long as the price of our common stock is in excess of $0.20 per share. During the first nine months ended February 28, 2003, we obtained $114,850 from the sale of equity to several private investors and $180,000 from short term notes entered into with a related party. Subsequent to February 28, 2003, we obtained an additional $5,500 from the sale of equity to a private investor and $112,500 from the issuance of additional convertible debentures net of advances discussed above.

If the optional amounts under the convertible debentures are not raised in sufficient amounts, then we may not have funds sufficient to meet our cash requirements. In such circumstances, we may need to secure additional short-term debt, private placement debt and/or equity financings with individual or institutional investors. In addition, we may need to make additional cost reductions if our cash requirements cannot be met from external sources. We expect that the $2.4 million requirement will be provided by:

     o    additional debt and/or equity financings; and

     o    proceeds from the exercise of outstanding stock options and warrants.


In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

not obtainable. We also have remaining a $400,000 accounts receivable factoring agreement with our bank; however, we have no eligible accounts receivable to factor as of February 28, 2003.

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

4.   SECURED NOTE PAYABLE

On March 12, 2002, we replaced and superceded a previously issued Secured Promissory Note with Swartz with an Amended Secured Promissory Note and Agreement with an effective date of October 9, 2001 and an Addendum to Amended Secured Promissory Note dated March 12, 2002. The amended note, which originally was to mature on April 9, 2003, has been extended to March 1, 2004 and amounts outstanding under the note bear interest at the rate of 5% per annum. Per the addendum to the amended note, principal and interest payments are deferred until March 1, 2004.

As part of the consideration for entering into the above amended note, we agreed to issue warrants to Swartz related to each advance against the note. In connection with each advance, we issued to Swartz a warrant to purchase a number of shares of common stock equal to the amount of the advance multiplied by 8.25 at an initial exercise price equal to the lesser of (a) the factor of the average of the volume weighted average price per share, as defined by Bloomberg L.P., for each trading day in the period beginning on the date of the previous advance and ending on the trading day immediately preceding the date of the current advance multiplied by .70 or (b) the volume weighted average price per share minus $0.05. In addition, if after March 12, 2002, we issue common stock to any parties other than Swartz, we are obligated to issue to Swartz warrants equal to 20% of the common stock so issued. The amended note also gave to Swartz the right of first refusal and rights to participate in subsequent debt or equity transactions had we entered into any through March 15, 2003.

As of February 28, 2003 we issued warrants to purchase up to 17,622,200 shares of our common stock in accordance with the amended note agreements. The warrants issued were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was also recorded as debt discount. See Note 7 to the consolidated financial statements for discussion of the terms of the warrants

The note is secured by our assets.

All debt discounts were amortized as additional interest expense over the term of the note payable. As of February 28, 2003, $1,107,238 had been reflected as debt discount of which $917,722 and $189,516 was amortized to interest expense during the year ended May 31, 2002 and the nine months ended February 28, 2003, respectively.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Advances against the note                                                               $1,790,000
         Less amount applied against $30 million equity line of credit                             (227,800)
         Less amount applied against $25 million equity line of credit                             (926,924)


         Less debt discount
                  Total                                                   1,107,238
                  Amount amortized to expense                            (1,107,238)                   --
                                                                          ---------                 -------
         Note payable at February 28, 2003                                                       $  635,276

On November 9, 2001, an offset of $227,800 from the sale of 2,500,000 shares of common stock was applied against the final put under the $30 million equity line of credit discussed below.

On May 30, 2002, an offset of $926,924 from the sale of 14,100,000 shares of common stock was applied against the first and only put under the $25 million equity line of credit discussed below.

5.   8% CONVERTIBLE DEBENTURES

OVERVIEW. From April 23, 2002 through February 28, 2003, we sold an aggregate of $1,605,000 of 8% convertible debentures to a group of eleven investors. In addition, at February 28, 2003, we have received advances totaling $87,500 against a convertible debenture that closed subsequent to the quarter. The convertible debentures entitle the debenture holder to convert the principal and unpaid accrued interest into our common stock for two years from the date of closing. In addition, the debenture holders received warrants exercisable into a number of our common shares.

NUMBER OF SHARES DEBENTURES MAY BE CONVERTED INTO. The debentures can be converted into a number of our common shares at conversion prices that initially equaled $0.05126 to $0.10289 per share.

RESETS OF CONVERSION PRICE AND CONVERSION SHARES. A reset date occurs on each three month anniversary of the closing date of each debenture and on the date the registration statement becomes effective, October 29, 2002 for the first $1,000,000 of principal and March 7, 2003 for the second $605,000 of principal. If the volume weighted average price for our common stock for the ten days previous to the reset date is less than the conversion price in effect at the time of the reset date, then the number of common shares issuable to the selling shareholder on conversion will be increased. If the conversion price is reset, the debenture can be converted into a number of our common shares based on the following calculation: the amount of the debenture plus any unpaid accrued interest divided by the reset conversion price which shall equal the volume weighted average price for our common stock for the ten days previous to the reset date. On October 29, 2002, the date the registration statement for the first $1,000,000 of principal became effective, the conversion price for debentures dated April 23, 2002 in an amount of $225,000 and June 10, 2002 in amounts accumulating $775,000 were reset to $0.04457 from initial conversion prices of $0.10289 and $0.08616. On March 7, 2003, the date the registration statement for the second $605,000 of principal became effective, the conversion price for debentures dated August 23, October 29 and December 16, 2002 and January 24, 2003 in the amounts of $175,000, $180,000, $100,000 and $150,000, respectively, were reset to $0.04722 from initial conversion prices ranging from $0.05126 to $0.0727.

WARRANTS. Concurrent with the issuance of the convertible debentures, we issued to the debenture holders warrants to purchase up to 24,094,009 shares of our common stock. These warrants are exercisable for five years from the date of issuance at initial exercise prices equal to 115% of the volume weighted average price for our common stock for the ten days previous to the debenture date. The warrant exercise price is subject to being reset on each six month anniversary of its issuance. For the nine months ended February 28, 2003, warrants to purchase up to 15,626,849 shares of our common stock had their exercise prices reset from a range of $0.073 to $0.103 to a range of $0.047 to $0.073.

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

RESTRICTIVE COVENANTS. For a period of 18 months from the date of the debentures, we are prohibited from certain transactions. These include the issuance of any debt or equity securities in a private transaction which are convertible or exercisable into shares of common stock at a price based on the trading price of the common stock at any time after the initial issuance of such securities; the issuance of any debt or equity securities with a fixed conversion or exercise price subject to adjustment; and any private equity line type agreements without obtaining the debenture holders' prior written approval.

RIGHT OF FIRST REFUSAL. The debenture holders have a right of first refusal to purchase or participate in any equity securities offered by us in any private transaction which closes on or prior to the date that is two years after the issue date of each debenture.

REGISTRATION RIGHTS. We are responsible for registering the resale of the shares of our common stock which will be issued on the conversion of the debentures. On October 29, 2002 and March 7, 2003, registration statements covering $1,000,000 and $605,000 of debentures were declared effective by the Securities and Exchange Commission.

As of February 28, 2003 we issued warrants to purchase up to 24,094,009 shares of our common stock in accordance with the convertible debentures. The warrants issued were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was also recorded as debt discount. See Note 7 to the consolidated financial statements for discussion of the terms of the warrants. Debt discounts related to the warrant valuations are to be amortized as additional interest expense over the term of the convertible debenture. As of February 28, 2003, $1,141,697 has been reflected as debt discount of which $123,480, $326,584 and $8,383 was amortized to interest expense during the three and nine months ended February 28, 2003 and the year ended May 31, 2002, respectively.

In addition, the convertible debentures contain beneficial conversion features. Such features require us to allocate the proceeds received to both the warrants and the debt and to calculate an intrinsic value for the debt portion if the per share price allocated to debt is less than the fair market per share price as of the first date the debenture is sold. Accordingly, during the three and nine months ended February 28, 2003, we recorded $58,571 and $463,303 to additional paid in capital to reflect the intrinsic value of the convertible debentures. The intrinsic value of the beneficial conversion feature of the convertible debenture is amortized to non-cash interest expense over the life of the convertible debenture. Accordingly, we amortized to non-cash interest expense $51,106 and $122,245 during the three and nine months ended February 28, 2003.

During the nine months ended February 28, 2003, holders converted debentures accumulating $375,000 of principal and $16,990 of accrued interest into 8,794,937 shares of our common stock. The balance of unamortized debt discount related to the beneficial conversion features and debt discount on the date of conversion of $248,948 was charged to additional paid in capital.

The convertible debentures are secured by our assets.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Convertbile debenture dated April 23, 2002                                                  $       225,000
Convertbile debentures dated June 10, 2002                                                          775,000
Convertbile debenture dated August 23, 2002                                                         175,000
Convertbile debentures dated October 29, 2002                                                       180,000
Convertbile debenture dated December 16, 2002                                                       100,000
Convertbile debenture dated January 24, 2003                                                        150,000
Advances against debenture issued subsequent to Febrary 28, 2003                                     87,500

Less amounts converted to common stock                                                             (375,000)

Less debt discount
                            Total                                       $     1,605,000
                            Amount amortized to expense                        (457,212)
                            Amount cancelled on conversion                     (248,948)           (898,840)
                                                                           -------------       -------------

Convertible debentures at February 28, 2003                                                 $       418,660
                                                                                            ================



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

The registration statement went effective on October 5, 1999. As a result of an increase in the market price and trading volume of the Company's common stock, the Company completed the $5 million placement of shares in February 2000. The total number of shares placed with Swartz was 13.9% of the total number of shares outstanding at the time or 7,014,796 common shares at prices ranging from $0.248 to $0.9775. The average price per share paid by Swartz was $0.71 compared to the average closing price during the twenty day pricing periods of $1.34 per share.

An additional 1,052,219 shares of common stock at exercise prices ranging initially from $0.341 to $1.265 are issuable to Swartz upon the exercise of warrants issued under the investment agreement. The warrants contain a reset provision which may reduce the exercise price if the price, as defined in the agreement, is lower on any

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

subsequent six month anniversary. As a result of the reset provision, the exercise prices have been reduced to a range of $0.053 to $0.068 as of February 28, 2003. None of the warrants had been exercised as of February 28, 2003.

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

The registration statement went effective on June 23, 2000 and we received a total of $4,381,601 from the sale of 12,000,000 shares of common stock . Per the terms of the investment agreement, we issued ten five-year warrants for 1,800,000 shares of common stock exercisable initially at prices ranging from $0.091 to $1.562. The warrants contain a reset provision which may reduce the exercise price if the price, as defined in the agreement, is lower on any subsequent six month anniversary. As a result of the reset provision, the exercise prices have been reduced to a range of $0.033 to $0.0858 as of February 28, 2003. None of the warrants had been exercised as of February 28, 2003.

On September 17, 2001, we entered into a $25 million equity line of credit agreement with Swartz, thereby, effectively concluding the $30 million equity line of credit at the conclusion of the put in effect on that date.

On September 24, 2001, we entered into a waiver and agreement with Swartz whereby Swartz was able to advance us $227,800 prior to the close of the final put under the $30 million equity line of credit. The waiver and agreement extended the time of the put beyond twenty days and redefined the price of the put to be the lesser of the factor of (a) the volume weighted average price per share, as defined by Bloomberg L.P., for each day of the put multiplied by .70 or (b) the volume weighted average price per share minus $0.05 multiplied by 20% of the acceptable daily volume as defined in the waiver. At the discretion of Swartz the 20% daily volume limitation could be increased up to 30% of the daily volume. In addition, the waiver included the issuance of a purchase warrant to purchase 2,125,000 shares of common stock at an initial exercise price of $0.0911. The purchase warrant shares were issued to Swartz as restricted shares subject to "piggyback" registration rights and are subject to repricings on each six month anniversary if 110% of the lowest closing bid price for the five days previous to the anniversary date is less than the initial or subsequent reset exercise prices. As a result of the reset provision, the exercise price has been reduced to $0.0858 as of February 28, 2003. None of the warrants had been exercised as of February 28, 2003.
See Note 7 for further information on the warrants.

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We issued to Swartz a commitment warrant to purchase up to 900,000 shares of our common stock concurrent with the execution of the investment agreement. This warrant is exercisable through September 17, 2006 at an initial exercise price of $0.22. The commitment warrant exercise price is subject to being reset on each six month anniversary of its issuance. As a result of the reset provision, the exercise price has been reduced to $0.0495 as of February 28, 2003. None of the warrants had been exercised as of February 28, 2003.

RESTRICTIVE COVENANTS. For a period of two years after the termination of the agreeement, we are prohibited from certain transactions. These include the issuance of any debt or equity securities in a private transaction which are convertible or exercisable into shares of common stock at a price based on the trading price of the common stock at any time after the initial issuance of such securities or with a fixed conversion or exercise price subject to adjustment without obtaining Swartz's prior written approval.

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

7.   STOCKHOLDERS' DEFICIT

The following table summarizes equity transactions during the nine months ended February 28, 2003:







(Object omitted)

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                        Common
                                        Shares           Dollars
                                      ----------  ---------------------

Balance June 1, 2002                  81,465,757  $          41,440,916

Sale of common stock                   3,609,459                114,850
Stock issued for services              2,380,000                132,800
Stock issued to settle litigation        400,000                 16,000
Stock issued on conversion of
  debentures and accrued interest      8,794,937                391,990
Non-cash interest and debt discount
  related to warrants and debentures           -              1,353,863
                                      ----------  ---------------------

Balance February 28, 2003             96,650,153            43,450,419
                                      ==========  =====================



STOCK OPTIONS

At February 28, 2003, we had 17,500 options outstanding pursuant to our 1992 ISO Stock Option Plan exercisable at $1.325 per share expiring in 2005; 50,000 options outstanding pursuant to our 1992 NSO Stock Option Plan exercisable at $1.325 per share expiring in 2005; 1,976,500 options outstanding pursuant to our 1996 Stock Option Plan exercisable at a range of $0.0575 to $1.325 per share expiring beginning in 2004 through 2007; and 2,340,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.059 to $0.69 per share expiring beginning in 2004 through 2007.

Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

WARRANTS

At February 28, 2003, we had warrants outstanding exercisable into 51,300,705 common shares at exercise prices ranging from $0.033 to $1.12 per share expiring beginning in 2004 through 2007. During the nine months ended February 28, 2003, we issued warrants to purchase 21,579,200 shares of common stock which are subject to repricings at the six month anniversary of the issuance of the warrant. At each anniversary date the warrants will be repriced to the lesser of the initial exercise price or 110% of the lowest closing bid price of our common stock for the five trading days ending on such six month anniversary date. During the nine months ended February 28, 2003, warrants to purchase 15,456,937 shares of common stock with initial or reset exercise prices ranging from $0.0571 to $0.1320 have been repriced to exercise prices ranging from $0.033 to $0.0715.

During the nine months ended February 28, 2003, we issued to two individuals warrants exercisable for five years into 1,000,000 common shares at an exercise price of $0.05 per share. These individuals are acting as our marketing representatives and the warrants are scheduled to vest based on sales activity as defined in their contracts.
Also, during the nine months ended February 28, 2003, we issued to Swartz snap shot warrants exercisable for five years into 4,734,050 common shares at exercise prices, after reset provisions, ranging from $0.047 to $0.0592 per share. These snap shot warrants were issued under an agreement with Swartz whereby we will issue to Swartz warrants to purchase common shares equal to 20% of any common stock or warrants we issue to parties other than Swartz or their affiliates after March 12, 2002.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

COMMON STOCK

During the nine months ended February 28, 2003, we sold to a group of individual private investors a total of 3,609,459 shares of common stock at prices ranging from $0.025 to $0.051 for an accumulated total of $114,850. The investors have agreed to hold these shares for a minimum of one year.

In October 2002, we entered into an agreement with Barry Clark whereby he will provide consulting services through April 2003 to help structure financing, provide innovative capital resources and advise us on other strategic decisions. In October 2002 we issued to Mr. Clark 2,000,000 shares of our common stock as compensation for the consulting services. We recorded $110,000, the value of the common stock on the day it was issued, as a prepaid expense and additional paid-in capital of which, during the nine months ended February 28, 2003, we amortized to expense $91,667 as non-cash compensation.

In October 2002, we entered into a settlement agreement with a former executive officer of the Company. As part of the agreement, we issued to him 400,000 shares of our common stock. During the nine months ended February 28, 2003, we recorded $16,000, the value of the common stock on the day of the settlement, as litigation expense. The shares are subject to registration and were included in our registration statement that went effective on March 7, 2003.

In December 2001, we entered into a series of agreements with iCapital Corporation ("iCapital") and several principals of iCapital whereby they provided consulting services through December 2002 to help structure financing, provide innovative capital resources, identify and assist with merger and acquisition opportunities and advise us on other strategic decisions. In January 2002, based on meeting several performance criteria, we issued to iCapital and the principals of iCapital 2,200,000 shares of our common stock as compensation for the consulting services. During our previous fiscal year, we recorded $198,000, the value of the common stock on the day it was issued, as a prepaid expense and additional paid-in capital of which, during the nine months ended February 28, 2003, we amortized to expense $99,000 as non-cash compensation.

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

9.   LEGAL PROCEEDINGS

In January 1999, we were sued in the Superior Court of San Diego County, California by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Family Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. In March 1999, we joined with nanoTronics and Gloria Felcyn and filed our response and cross-complaint against the Fish Family Trust. In November 2000, the judge issued a summary ruling in favor of the defendants on all counts. The Fish Family Trust filed an appeal in January 2001. Management believes that it is unlikely that the appellate court will overturn the trial court's ruling and that the resolution of the appeal process will have no impact on our financial position, income or cash flows.

10.  SUBSEQUENT EVENT

In March 2003, we entered into an Antidilution Agreement and Addendum to Warrants with Swartz whereby we agreed to increase the number of common shares issuable to Swartz on the exercise of warrants from 20% to 30% of

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

any equity shares issued to parties other than Swartz or its affiliates subsequent to March 24, 2003. The number of shares issuable by the exercise of the warrant continues to be calculated on the first day of each calendar quarter. In addition, we agreed to extend the expiration date to December 31, 2006 on certain warrants that were to expire previous to December 31, 2006. In exchange for these concessions, Swartz agreed to extend the due date from April 9, 2003 to March 1, 2004 on a note for $635,276 net of accrued interest and unreserved, for a period the lesser of 1) one year, or 2) 90 days after the date on which our common stock exceeds $0.375 for 10 consecutive trading days, 20,007,350 shares that have been reserved for the exercise of warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "FUTURE PERFORMANCE AND RISK FACTORS." SEE ALSO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 2002.

Our results of operations have been and may continue to be subject to significant variations. The results for a particular period may vary due to a number of factors. These include:

     o    Our major product line has had limited revenues
     o    We have incurred significant losses and may continue to do so
     o Our independent certified public accountants have added an explanatory paragraph to their opinion in which they expressed substantial doubt about our ability to continue as a going concern
     o The price and the trading volume of our common stock have an effect on the amount of capital we can raise
     o    We will require additional financing

     o    We may need to increase our authorized shares
     o    Large block sales of our stock may decrease the price of our stock
     o    We may be impacted as a result of terrorism
     o    Our products may not be completed on time
     o    The market in which we operate is highly competitive
     o Protection of our intellectual property is limited; there is a risk of claims for infringement
     o    Our products are dependent on the Internet and Java
     o    Our stock is subject to penny-stock rules

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

Revenue Recognition

We recognize revenue on the shipment to our customers of communication products, microprocessor integrated chips and evaluation boards. We anticipate that in the future we will also derive revenue from fees for the transfer of proven and reusable intellectual property components or the performance of engineering services. We anticipate to enter into licensing agreements that will provide licensees the right to incorporate our intellectual property components in their products with terms and conditions that we anticipate to vary by licensee. Generally, we anticipate these payments will include a nonrefundable technology license fee, which will be payable upon the transfer of intellectual property, or a nonrefundable engineering service fee, which generally will be payable upon achievement of defined milestones. In addition, we anticipate these agreements will include royalty payments, which will be payable upon sale of a licensee's product, and maintenance and limited support fees. We will classify all revenue that involves the future sale of a licensee's products as royalty revenue. Royalty revenue will be generally recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property components (i.e., in the quarter following the sale of licensed product by the licensee). We will classify all revenue that does not involve the future sale of a licensee's products, primarily license fees and engineering service fees and maintenance and support fees, as contract revenue. License fees will be recognized upon the execution of the license agreement and transfer of intellectual property, provided no further significant performance obligations exist and collectibility is deemed probable. Fees related to engineering services contracts, which will be performed on a best efforts basis and for which we will receive periodic milestone payments, will be recognized as revenue over the estimated development period, using a cost-based percentage of completion method. Annual maintenance and support fees, which will be renewable by the licensee, will be classified as contract revenue and will be amortized over the period of support, generally 12 months.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002

Net sales. Total net sales for the third fiscal quarter ended February 28, 2003 increased 795.9% to $41,390 from $4,620 for the corresponding period of the previous fiscal year. This increase was due to continuing buys on our matured communication products during the current quarter even after final buys had been substantially completed during the previous fiscal year. We are currently expending our efforts on marketing and sale of our microprocessor technology. The microprocessor technology generated minimal revenue during the third fiscal quarter ended February 28, 2003. We anticipate that future revenue will be derived from up front license fees and royalties as a result of the shift in focus to the commercialization of our microprocessor and related technology intellectual property. Previously we focused primarily on the sale of silicon products. We cannot estimate when significant revenue will be generated from the microprocessor technology.

Cost of sales. Cost of sales as a percentage of net sales decreased to 16.1% in the third fiscal quarter ended February 28, 2003 compared to 47.5% for the corresponding period of the previous fiscal year. This significant decrease was due to sales during the third quarter of 2003 not having associated costs due to our having written off the communication product inventory during the previous fiscal year. We decided on writing off the inventory as a result of not being able to find a buyer for the communication product line and our decision to focus future company revenue on the sale of licenses and intellectual property related to our microprocessor technology versus the sale of microprocessor silicon and related products. The winding down of the communication product line did not impair any of our other assets. Also, as a result of eliminating the communication product line, overhead expenses charged to cost of sales the previous fiscal year are now being charged to general and administrative expenses.

Research and development expenses decreased 35.1% from $257,795 for the third fiscal quarter ended February 28, 2002 compared to $167,230 for the third fiscal quarter ended February 28, 2003. This decrease was due primarily to a reduction in consulting services compared to the previous fiscal year related to the development of a new soft core version of the microprocessor technology in the amount of $50,458 and a reduction in payroll expense as a result of downsizing the department by six individuals during the second and third fiscal quarters of the previous fiscal year in an amount of $27,147.

Selling, general and administrative expenses decreased 46.1% to $382,372 for the third fiscal quarter ended February 28, 2003 compared to $709,334 for the third fiscal quarter of the previous fiscal year. This decrease was due to a reduction in executive, marketing and sales personnel in the amount of $181,269 as a result of downsizing the company during the second and third fiscal quarters of the previous fiscal year, a reduction in consulting expenses related to investor relations of $98,455, and a reduction of $47,827 in professional fees related to financings and litigation.

Other expenses for the third fiscal quarter ended February 28, 2003, were $327,778 compared to other expenses of $295,973 for the corresponding period of the previous fiscal year. This change resulted primarily from the recognition of non-cash interest expense of $286,775 related to the amortization of the debt discount associated with the issuance of warrants under a secured note payable and convertible debentures coupled with interest expense of $41,006 related to the note and debentures for the current fiscal period compared to $283,890 and $12,098, respectively for the same fiscal period of the previous fiscal year.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002

Net sales. Total net sales for the nine months ended February 28, 2003 decreased 73.5% to $86,439 from $326,509 for the corresponding period of the previous fiscal year. This decrease was due to the final buys on our matured communication products having been substantially completed the previous fiscal year. We are currently expending our efforts on marketing and sale of our microprocessor technology. The microprocessor technology generated minimal revenue during the nine months ended February 28, 2003. We anticipate that future revenue will be derived from up front license fees and royalties as a result of the shift in focus to the commercialization of our microprocessor and related technology intellectual property. Previously we focused primarily on the sale of silicon products. We cannot estimate when significant revenue will be generated from the microprocessor technology.

Cost of sales. Cost of sales as a percentage of net sales decreased to 21.6% in the nine months ended February 28, 2003 compared to 120.1% for the corresponding period of the previous fiscal year. This significant decrease was due to minor sales during the first three quarters of 2003 not having associated costs due to having previously written off the communication product line inventory. A $149,433 write-down of the inventory to zero during the previous fiscal year was a result of not being able to find a buyer for the communication product line and our decision to focus future company revenue on the sale of licenses and intellectual property related to our microprocessor technology versus the sale of microprocessor silicon and related products. The winding down of the communication product line did not impair any of our other assets. Also, as a result of eliminating the communication product line, overhead expenses charged to cost of sales the previous fiscal year are now being charged to general and administrative expenses.

Research and development expenses decreased 52.1% from $1,129,042 for the nine months ended February 28, 2002 compared to $540,735 for the nine months ended February 28, 2003. This decrease was due primarily to a reduction in consulting services compared to the previous fiscal year related to the development of a new soft core version of the microprocessor technology in the amount of $131,120 and a reduction in payroll expense as a result of downsizing the department by six individuals during the second and third fiscal quarters of the previous fiscal year in an amount of $397,773.

Selling, general and administrative expenses decreased 31.2% to $1,446,606 for the nine months ended February 28, 2003 compared to $2,101,746 for the nine months of the previous fiscal year. This decrease was due primarily to a reduction in executive, marketing and sales personnel in the amount of $485,382 as a result of downsizing the company during the second and third fiscal quarters of the previous fiscal year and a reduction of $130,579 in professional fees related to financings and litigation.

Other expenses for the nine months ended February 28, 2003, were $943,828 compared to other expenses of $569,764 for the corresponding period of the previous fiscal year. This change resulted primarily from the recognition of non-cash interest expense of $837,341 related to the amortization of the debt discount associated with the issuance of warrants under a secured note payable and convertible debentures coupled with interest expense of $106,675 related to the note and debentures for the current fiscal period compared to $544,958 and $25,184, respectively for the same fiscal period of the previous fiscal year.

INCOME TAXES

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $705,000 in the first nine months of 2003, from $13,446,000 at May 31, 2002 to $14,151,000 at February
28, 2003.

LIQUIDITY AND CAPITAL RESOURCES

In connection with their report on our consolidated financial statements as of and for the year ended May 31, 2002, Nation Smith Hermes Diamond, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flow from operations.

At February 28, 2003, we had deficit working capital of $1,343,171 and cash and cash equivalents of $30,256. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $57,852 during the nine months ended February 28, 2003 due to net cash used in operations of $1,493,590 offset by funds generated primarily from the issuance of convertible debentures of $1,184,500 and short term notes payable of $180,000. The net cash used in operations was $1,493,590 for the nine months ended February 28, 2003 compared to $2,952,871 for the corresponding period of the previous fiscal year. The decrease in cash required in operations was due primarily to a $1,152,729 reduction in net loss as adjusted to reconcile to cash used in operating activities coupled with a $231,041 change in prepaid expenses and other assets between the two periods. Cash used in investing activities was $51,761 for the nine months ended February 28, 2003 compared to $47,429 for the corresponding period of the previous fiscal year. Cash provided by financing activities was $1,487,499 for the nine months ended February 28, 2003 compared to $2,545,556 for the corresponding period of the previous fiscal year. This decrease was primarily the result of a reduced issuance of common stock of $838,588 during the current fiscal period compared to the corresponding period of the previous fiscal year coupled with a reduction in the sale of accounts receivable of $142,281.

We estimate our current cash requirements to sustain our operations for the next twelve months through February 2004 to be $2.4 million. Since we are no longer supporting the communications product line, we are assuming that there will be no communications product revenue. We have a note payable to Swartz Private Equity, LLC ("Swartz") of $635,276 at February 28, 2003 which was due in April 2003 and subsequent to the end of the quarter has been extended to March 1, 2004. We also have convertible debentures with a group of investors as of February 28, 2003 aggregating $1,605,000 and advances of $87,500 on a convertible debenture that closed subsequent to February 28, 2003. At the option of the debenture holders, they may purchase additional debentures up to $1 million at any time during the next two years as long as the price of our common stock is in excess of $0.20 per share. During the first nine months ended February 28, 2003, we obtained $114,850 from the sale of equity to several private investors and $180,000 from short term notes entered into with a related party. Subsequent to February 28, 2003, we obtained an additional $5,500 from the sale of equity to a private investor and $112,500 from the issuance of additional convertible debentures net of advances discussed above.

If the optional amounts under the convertible debentures are not raised in sufficient amounts, then we may not have funds sufficient to meet our cash requirements. In such circumstances, we may need to secure additional short-term debt, private placement debt and/or equity financings with individual or institutional investors. In addition, we may need to make additional cost reductions if our cash requirements cannot be met from external sources. We expect that the $2.4 million requirement will be provided by:

o        additional debt and/or equity financings; and

o        proceeds from the exercise of outstanding stock options and warrants.


In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. We also have remaining a $400,000 accounts receivable factoring agreement with our bank; however, we have no eligible accounts receivable to factor as of February 28, 2003.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management is evaluating the adoption of this statement.

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

The status of these three major technologies is as follows:

o Ignite I microprocessor technology. This technology is generating minor amounts of revenue from the sale of evaluation boards, microprocessors and initial license fees related to the intellectual property. We have ported the VxWorks operating system and the Sun Microsystems personalJava virtual machine to the microprocessor.
     Although we anticipate the sales of licenses and royalties from the microprocessor technology will be our main product line, it currently accounted for only 10% of our revenue for the nine months ended February 28, 2003.


o High-speed data communications. Revenue from this technology was generated primarily from mature communication products that completed their life cycles. We have decided to concentrate our efforts on the Ignite I microprocessor technology and have discontinued the sale of communication products subsequent to the last buys that were shipped during the previous fiscal year. Although minimal shipments of communications product accounted for 90% of the revenue shipped during the first nine months ended February 28, 2003, future revenue will come from our microprocessor technologies.

o Radar and antenna. We sold the gas plasma antenna technology in August 1999. Our radar technology has not generated any revenue and we have suspended further development of this technology in order to concentrate our resources on the Ignite I microprocessor technology.

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

Our common shares are traded on the OTC Bulletin Board, are thinly traded and are subject to special regulations imposed on "penny stocks." Our shares may experience significant price and volume volatility, increasing the risk of ownership to investors.


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

As of February 28, 2003, our notes payable and convertible debentures to corporations and individuals totaling $2.1 million bore interest at fixed rates of 5% to 8%. Our capital lease obligation totaling $18,120 is discounted at a fixed rate of interest of 22.7%.

PART II.       OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 1999, we were sued in the Superior Court of San Diego County, California by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Family Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. In March 1999, we joined with nanoTronics and Gloria Felcyn and filed our response and cross-complaint against the Fish Family Trust. In November 2000, the judge issued a summary ruling in favor of the defendants on all counts. The Fish Family Trust filed an appeal in January 2001. Management believes that it is unlikely that the appellate court will overturn the trial court's ruling and that the resolution of the appeal process will have no impact on our financial position, income or cash flows.

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

                                                   Number of          Aggregate     Purchase Price Per
           Name                Date of Sale         Shares          Purchase Price         Share
----------------            ------------------     -----------     --------------   ------------------


Lyle Armstrong               February 13, 2003          88,889            $3,000    $0.034  Cash

Red Oak Inc.                 February 13, 2003          59,259            $2,000    $0.034  Cash

Orrin K. Noling              February 24, 2003         162,338            $5,000    $0.031  Cash




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -

         99.8 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.9 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K - NONE




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PATRIOT SCIENTIFIC CORPORATION


Date: April 18, 2003           By:       /S/ LOWELL W. GIFFHORN
                                         -------------------------
                                        Executive Vice President and
                                        Chief Financial Officer

                                        (Principal Financial and
                                        Accounting Officer and duly
                                        authorized to sign on behalf
                                        of the Registrant)

   CEO CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10-Q of Patriot Scientific Corporation (the "Issuer") for the period ended February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey E. Wallin, Chief Executive Officer of the Issuer, certify that:

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

b. evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

c. presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

5. I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and


6. I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       /S/ JEFFREY E. WALLIN
                                       ------------------------
                                       Name:  Jeffrey E. Wallin
                                       Title: President and CEO
                                       Date: April 18, 2003

                CFO CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Patriot Scientific Corporation (the "Issuer") for the period ended February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lowell W. Giffhorn, Chief Financial Officer of the Issuer, certify that:


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

b. evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

c. presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;


     5. I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent function):

d. all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

e. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and


     6. I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                      /S/ LOWELL W. GIFFHORN
                                     ---------------------------
                                      Name:  Lowell W. Giffhorn
                                      Title: Exec. V.P. and CFO
                                      Date: April 18, 2003