Form 10-K
period 2003-05-31
PATRIOT SCIENTIFIC CORP
filed 2003-08-29
CIK 836564

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[ X ]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2003
                                       OR

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

     (Registrant's telephone number, including area code): (858) 674-5000
                                                           --------------

Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.00001 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1 ) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer.
YES      NO
    ---    ---

As of November 29, 2002, the last business day of Registrant's most recently completed second fiscal quarter, there were 87,489,354 shares of Registrant's Common Stock outstanding and the aggregate market value of Common Stock held by non-affiliates of Registrant was $5,614,000 (based upon the closing price for shares of Registrant's Common Stock as reported on the OTC Electronic Bulletin Board system on November 29, 2002). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At August 28, 2003, 123,518,272 shares of common stock, par value $.00001 per share (the registrant's only class of voting stock) were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS
                                                                            Page
                                     PART I
ITEM 1.  Description of Business                                               3
ITEM 2.  Description of Property                                              13
ITEM 3.  Legal Proceedings                                                    13
ITEM 4.  Submission of Matters to a Vote of Security Holders                  13

                                    PART II
ITEM 5.  Market for Registrant's Common Equity and Related                    13
           Stockholder Matters
ITEM 6.  Selected Consolidated Financial Data                                 14
ITEM 7.  Management's Discussion and Analysis of Financial                    15
           Condition and Results of Operations
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk           25
ITEM 8.  Financial Statements and Supplementary Data                          25
ITEM 9.  Changes in and Disagreements with Accountants on                     26
           Accounting and Financial Disclosure

                                    PART III
ITEM 10. Directors, Executive Officers of the Registrant                      26
ITEM 11. Executive Compensation                                               28
ITEM 12. Security Ownership of Certain Beneficial Owners and Management       31
ITEM 13. Certain Relationships and Related Transactions                       33
ITEM 14. Controls and Procedures                                              34
ITEM 15. Principal Accountant Fees and Services                               34

                                     PART IV

ITEM 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K     35

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, and we desire to take advantage of the "safe harbor" provisions thereof. Therefore, we are including this statement for the express purpose of availing ourselves of the protections of such safe harbor with respect to all of such forward-looking statements. The forward-looking statements in this Report reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the absence of significant revenues, a history of losses, no assurance that technology can be completed or that our completion will not be delayed, significant competition, the uncertainty of patent and proprietary rights, uncertainty as to royalty payments and indemnification risks, possible adverse effects of future sales of shares on the market, trading risks of low-priced stocks and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.



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

         We develop, market, and sell microprocessors, our technology behind the microprocessors, and complementary products which enable computers and other data processing devices to communicate. These products can be used to connect to the Internet or other telecommunication networks. The microprocessor technology product line accounted for approximately 25% of our revenue in fiscal 2003. The balance of our 2003 revenue was generated from a communication product line that, subsequent to a completed last buy program, is generating minimal revenue. We also have a patent for special radar technology which, if fully developed, may allow a potential licensee to penetrate the ground or structures to find various objects. We also owned gas plasma antenna technology which we sold for $250,000 in August 1999. We potentially could receive up to an additional $250,000 from the sale of the gas plasma technology in the form of royalties. Our strategy is to exploit our microprocessor technologies through product sales, licensing, and strategic alliances.

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

BUSINESS

         ORGANIZATION AND CORPORATE DEVELOPMENT. Our business involves the following technologies:

          o    Ignite microprocessor technology,

          o    high-speed data communications technology, and

          o    radar technology.

         Due to a lack of funds to develop and commercialize JUICEtechnology, a technology introduced to us in 2001, we assigned our rights in this technology back to the inventor in April 2003.

         The stages of development of our technologies is as follows:

          o Ignite microprocessor. This technology is generating minor amounts of revenue from the sale of development boards, microprocessors and initial license fees related to the microprocessor application. We run the technology on a 0.18-micron microprocessor, which is in current production. We have ported the WindRiver VxWorks operating system and the Sun Microsystems personalJava virtual machine to the microprocessor. In addition, the technology is available for sale as intellectual property which enables the prospective customer to incorporate the microprocessor functions with other parties' applications to arrive at a system on a chip solution. Although we anticipate the Ignite technology to be our main product line, it currently accounts for only 25% of our revenue in fiscal year 2003.

          o High-speed data communications. Revenue from this technology was phased out during fiscal year 2002 as a result of the products reaching the end of their life cycles. During fiscal 2002 we initiated a last time buy program and except for minor repeat orders have discontinued to sell this product line. We have decided to concentrate our efforts on the Ignite microprocessor technology. Although the communications product line accounted for approximately 75% of our fiscal year 2003 revenue, we anticipate that the Ignite microprocessor will be our main product line in the future.

          o Radar and antenna. We sold the gas plasma antenna technology in August 1999. Our radar technology has not generated any revenue and we have suspended further development of this technology in order to concentrate our resources on our Ignite products.

         Due to our small size and staffing overlaps among the technologies, certain personnel may work on any or all of our technologies from time to time.

         During at least the last three years, we have focused the majority of our efforts on the Ignite technology. The Ignite technology is targeted for the embedded controller and Java language processor marketplaces.

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

         With Java, data and programs do not have to be stored on the user's computer, but can reside anywhere on the Internet to be called upon as needed. Among its various attributes, two key features of Java are (1) its ability to run on a variety of computer operating systems thus avoiding the problem of incompatibility across networks, and (2) security, because Java enables the construction of virus-resistant, tamper-resistant systems by using resource-access control and public-key encryption. Because of Java's useful features, it has also become a popular programming language for embedded applications.

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

         Since the acquisition of the technology from nanoTronics, effective May 31, 1994, we have been engaged in enhancing the microprocessor design, adding additional technical features to further modernize the design, and improving and testing the new design. We initially fabricated a prototype 0.8-micron microprocessor in May 1996. The next generation was a 0.5-micron microprocessor that was delivered in September 1997. The 0.5-micron microprocessor was employed in demonstrations for prospective customers and was shipped in limited numbers to customers as an embedded microprocessor. In 1998 we introduced a 0.35-micron microprocessor whose features included a reduction in size and improved performance. In addition, in September 2000 we completed a VHDL model of this technology which enables customers to purchase intellectual property incorporating microprocessor functions with other parties' applications to arrive at a system on a chip solution. By purchasing this software model, customers can significantly reduce their time to market by simulating results as opposed to trial and error commitment to silicon production. We currently have a 0.18-micron enhancement of silicon production for our Ignite microprocessor technology.

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

         The 0.8-micron microprocessor was designed to operate at a speed of 50Mhz; the 0.5-micron microprocessor at a speed of 100Mhz; the 0.35-micron microprocessor at 150MHz; and the 0.18-micron to operate at speeds in excess of 300Mhz. They are all compatible with a wide range of memory technology from low cost dynamic random access memory to high-speed static random access memory. The microprocessors can be packaged in various surface-mount and die-form packaging. There can be no assurance that the designed speed will be achieved with the production model of the 0.18-micron microprocessor or future versions or that all of the desired functions will perform as anticipated.

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

         We have ported the Java operating environment to the Ignite family, which currently uses the C programming language for software support. We are a licensee of Sun Microsystems Inc. This enables us to develop and distribute products based on Sun's personalJava, a platform on which to run Java applications. We have also licensed from Wind River an operating system, VxWorks, and entered into a relationship with Forth Inc. whereby Forth will provide software support and operating system development tools for the Forth Programming language. We believe this solution is competitive in the Java virtual machine and embedded applications markets. We believe that, if the implementation is successfully completed, the Ignite I family will be competitive with Java microprocessors announced by competitors. However, there can be no assurance of successful implementation of this package of software or of a market for an Ignite family Java microprocessor.

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

         We believe that the Ignite family is ready for licensing or sale and that any additional changes encountered in current testing will be minor and can be made during subsequent production runs of Ignite family microprocessors for customers, when and if orders are obtained. We also believe the core technology is ready for licensing for use by others to develop custom microprocessors.

         Business Strategy. The increasing demand for embedded control has made the market for microprocessors one of the largest segments of the semiconductor logic market. This demand will drive the need for embedded processors. Our strategy does not entail competing directly with suppliers who have multiple microprocessor types addressing all parts of the embedded systems market, but on identifying certain market niches that the Ignite would best address due to its low cost, low power consumption, small number of transistors and higher performance.

         Because of the above factors, we intend to focus the majority of our efforts on the embedded microprocessor business, a market without an established base of microprocessor products and for which we believe the Ignite has desirable technical and market advantages.

         We believe that our architecture is suited for controller applications requiring high performance and low system cost, such as smart cards, cell phones, printers, video terminals, robotics, motion controllers, industrial controllers, digital communication devices, video games, kiosks, cable and satellite modems and TV set top boxes. We expect that early licensing of the technology and product applications will focus on embedded control.

         We have three international representatives for foreign markets and are addressing the domestic market with an in-house business development person. We also have a strategic alliance with an outside microprocessor design house.

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

         Initial fabrications of the 0.8-micron and 0.5-micron processors were performed by contract fabrication facilities. The 0.35-micron microprocessor was fabricated by a contract fabrication facility that had agreed to provide production quantities for our customers. We have completed work with a contract fabrication facility and our design house partner to produce a 0.18-micron version of the Ignite. There can be no assurance fabrication facilities will be available to produce the Ignite family in the future. However, since there are a large number of fabrication facilities with the capability to produce the Ignite family of microprocessors, we believe microprocessors can be produced on a contract basis. Industry shortages of fabrication facilities that may exist and are predicted to exist in the future are generally limited to the more demanding architectures. If a shortage of fabrication facilities develops, it could have a material adverse effect on our financial condition.

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

         JUICETECHNOLOGY

         During 2001 we introduced a technology to enhance the users experience of the wireless internet by expanding the capabilities of his device (either a cell phone, PDA, smart phone or pocket PC). By varying the speed at which the microprocessor processes information, the device could have presented information in a richer format than was available from current technologies and, additionally, doing so with less drain on the device's battery. Due to a lack of funds to develop and commercialize JUICEtechnology, we assigned our rights in this technology back to the inventor in April 2003.

         HIGH SPEED DATA COMMUNICATIONS PRODUCTS.

         The communication products that reached the end of their life cycles are:

              VME Product Line - a line of intelligent high-speed communications engines in a virtual memory European form factor. Some of our customers for these products included the military as well as large satellite based data communications companies.

              Atcomm2/4 Product Line - an intelligent two or four channel product that was used for high-speed data communications.

         Except for minor repeat orders, we no longer support this product line. We have disposed of or fully reserved the communication product line inventory and are concentrating our efforts and resources on Ignite.

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

         RESEARCH AND DEVELOPMENT. Our current development efforts are focused on improvement of and additional features for the Ignite family microprocessor. The development of this technology has taken longer than anticipated and could be subject to additional delays. Therefore, there can be no assurance of timely or successful marketing of this technology.

         We incurred research and development expenditures of $723,287, $1,372,421 and $2,218,433 for our fiscal years ended May 31, 2003, 2002 and
2001. The majority of these expenditures have been devoted to our microprocessor technology. We believe that technical advances are essential to our success and expect that we will continue to expend substantial funds on research and development of our technology. However, there can be no assurance that such research and development efforts will result in the design and development of a competitive technology in a timely manner.

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

         We believe that we may have claims against other semiconductor companies and companies that use semiconductors with capabilities in excess of 125 MHz in their products. In 2003 we initiated contacts with companies we believe are infringing on methodologies covered by our patents. If discussions with potential infringers do not result in favorable business relationships, we may resort to legal actions to enforce our patents. However, there can be no assurance that we will be successful in enforcing any potential patent claims against larger competitors.

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

          o Sun Microsystems Inc. In June 1997, we entered into an agreement with Sun Microsystems, Inc. which enabled us to develop and distribute products based on Sun's Java's technology. In June 1998, we exercised an option under that agreement to license from Sun, personalJava, a smaller platform on which to run Java applications that did not include an operating system. We determined that personalJava was better suited to the markets available to the Ignite. We have ported personalJava to the Ignite.

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

         MARKETING AND DISTRIBUTION. Our products are marketed through a combination of direct sales and distributors. Approximate sales by principal geographic area (as a percentage of sales) for fiscal years ended May 31 were as follows:
                                        2003           2002           2001
                                        ----           ----           ----

              Domestic sales             91%            99%            75%

              Foreign sales
                  Asia                   - %            - %             7%
                  Europe                  9%             1%             6%
                  North America          - %            - %            12%
                                       -----           ----           ----


              Total sales               100%           100%           100%
                                        ====           ====           ====

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

         DEPENDENCE UPON SINGLE CUSTOMERS. Ten percent (10%) or more of our consolidated net sales were derived from shipments to the following customers for the fiscal years ended May 31as follows:

                                   2003              2002            2001
                                   ----              ----            ----

         Long Wave, Inc.           $43,000          $    -          $      -
         General Dynamics           23,000               -                 -
         Centratech                 15,000               -                 -
         Advanced Relay             15,000         151,000                 -
         Schindler                       -          59,000                 -
         Raytheon                        -               -            88,000
         SAIC                            -               -            41,000
         Spellcaster                     -               -            40,000


          All of the above sales were shipped against multiple purchase orders from each customer.

         We had no backlog as of May 31, 2003 or 2002.

         EMPLOYEES. We currently have eight personnel. Four persons are employed in research and development, one in marketing and sales and three are engaged in general and administrative activities. We also engage additional consultants and part-time persons as needed from time to time.

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

ITEM 3. LEGAL PROCEEDINGS

         In January 1999, we were sued in the Superior Court of San Diego County, California by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria
Felcyn on behalf of the Falk Family Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. In March 1999, we joined with nanoTronics and Gloria Felcyn and filed our response and cross-complaint against the Fish Family Trust. In November 2000, the judge issued a summary ruling in favor of the defendants on all counts. The Fish Family Trust filed an appeal in January 2001. In June 2003, the Appellate Court confirmed the trial court's ruling, thereby, bringing the dispute to a favorable conclusion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

         The following table sets forth the high and low closing bid quotations for the Common Stock for the fiscal years ended May 31, 2003 and 2002.

                                                         BID QUOTATIONS
                                                    HIGH             LOW
         Fiscal Year Ended May 31, 2003
           First Quarter                            $0.08            $0.06
           Second Quarter                           $0.14            $0.04
           Third Quarter                            $0.09            $0.04
           Fourth Quarter                           $0.09            $0.04

         Fiscal Year Ended May 31, 2002
           First Quarter                            $0.53            $0.25
           Second Quarter                           $0.25            $0.10
           Third Quarter                            $0.15            $0.07
           Fourth Quarter                           $0.14            $0.07

         We have approximately 550 shareholders of record as of May 31, 2003. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid a cash dividend on our common stock and do not expect to pay one in the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES

         During the fourth fiscal quarter ended May 31, 2003, we offered and sold the following common stock for cash without registration under the Securities Act of 1933, as amended, and exemption for such sale from registration under the Act is claimed in reliance upon the exemption provided by
Section 4(2) thereof on the basis that such offer and sale was a transaction not involving any public offering. Appropriate precautions against transfer have been taken, including the placing of a restrictive legend on the certificate evidencing such securities. The sale was effected without the aid of underwriters, and no sales commissions were paid.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         You should read the selected consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes to those statements included elsewhere in this report. The selected consolidated financial data set forth below for the fiscal years ended May 31, 2003, 2002, 2001, 2000, and 1999 have been derived from our consolidated financial statements which have been audited by Nation Smith Hermes Diamond, independent auditors, for the years ended May 31, 2003 and 2002 and BDO Seidman, LLP, independent auditors, for the preceding three years.

                                                                         YEARS ENDED MAY 31,
                                          ----------------------------------------------------------------------------------

                                                2003             2002            2001             2000             1999
                                          ---------------  ---------------  --------------   --------------   --------------

STATEMENTS OF OPERATIONS DATA:
Revenue:
     Sales                                $      123,903   $      358,809   $     337,384    $     716,960    $   1,134,545
                                          ---------------  ---------------  --------------   --------------   --------------

Costs and expenses:
     Cost of sales                                18,660          393,980         544,320          725,008          711,195
     Research and development                    723,287        1,372,421       2,218,433        3,170,166        2,149,361
     Selling, general and administrative       1,821,902        2,708,579       2,588,579        3,501,128        2,015,058
                                          ---------------  ---------------  --------------   --------------   --------------
        Total costs and expenses               2,563,849        4,474,980       5,351,332        7,396,302        4,875,614
                                          ---------------  ---------------  --------------   --------------   --------------
Operating loss                                (2,439,946)      (4,116,171)     (5,013,948)      (6,679,342)      (3,741,069)
Other income (expense), net                   (1,448,353)      (1,370,880)         45,045         (809,366)        (535,387)
                                          ---------------  ---------------  --------------   --------------   --------------
Net loss                                  $   (3,888,299)  $   (5,487,051)  $  (4,968,903)   $  (7,488,708)   $  (4,276,456)
                                          ===============  ===============  ==============   ==============   ==============

Basic and diluted loss per common share   $        (0.04)  $        (0.08)  $       (0.09)   $       (0.17)   $       (0.11)

Weighted average number of shares-
     basic and diluted                        93,791,470       66,810,028      53,433,788       44,156,418       38,042,734

                                                                                   MAY 31,
                                          ----------------------------------------------------------------------------------

                                                2003             2002            2001             2000             1999
                                          ---------------  ---------------  --------------   --------------   --------------

BALANCE SHEET DATA:
Cash and cash equivalents                 $       32,663   $       88,108   $     464,350    $   2,100,242    $      35,813
Working capital (deficiency)                  (1,457,003)        (918,768)        328,605        1,769,340       (1,545,055)
Total assets                                     465,234          934,526       1,543,693        2,733,148        1,145,027
Long-term obligations, net of current
  maturities                                     290,436          331,929               -                -                -
Total stockholders' equity (deficit)          (1,411,764)        (444,825)        922,388        2,209,882         (981,234)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Our Results of Operations have been and may continue to be subject to significant variations. The results for a particular period may vary due to a number of factors. These include:

          o    the overall state of the semiconductor industry,
          o    the development status of and demand for our products,
          o    economic conditions in our markets,
          o    the timing of orders,
          o    the timing of expenditures in anticipation of future sales,
          o    the mix of products sold by us,
          o    the introduction of new products,
          o    product enhancements by us or our competitors, and
          o    pricing and other competitive conditions.

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

Revenue Recognition

         We recognize revenue on the shipment to our customers of communication products, microprocessor integrated chips and evaluation boards. We also derive revenue from fees for the transfer of proven and reusable intellectual property components or the performance of engineering services. We enter into licensing agreements that will provide licensees the right to incorporate our intellectual property components in their products with terms and conditions that will vary by licensee. Generally, these payments will include a nonrefundable technology license fee, which will be payable upon the transfer of intellectual property, or a nonrefundable engineering service fee, which generally will be payable upon achievement of defined milestones. In addition, we anticipate these agreements will include royalty payments, which will be payable upon sale of a licensee's product, and maintenance and limited support fees. We will classify all revenue that involves the future sale of a licensee's products as royalty revenue. Royalty revenue will be generally recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property components (i.e., in the quarter following the sale of licensed product by the licensee). We will classify all revenue that does not involve the future sale of a licensee's products, primarily license fees and engineering service fees and maintenance and support fees, as contract revenue. License fees will be recognized upon the execution of the license agreement and transfer of intellectual property, provided no further significant performance obligations exist and collectibility is deemed probable. Fees related to engineering services contracts, which will be performed on a best efforts basis and for which we will receive periodic milestone payments, will be recognized as revenue over the estimated development period, using a cost-based percentage of completion method. Annual maintenance and support fees, which will be renewable by the licensee, will be classified as contract revenue and will be amortized over the period of support, generally 12 months.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2003, 2002 AND 2001

         OUR NET SALES IN FISCAL 2003, 2002 AND 2001 WERE AS FOLLOWS:

         Fiscal Year    Amount            % Change from the Previous Fiscal Year
         -----------    ------            --------------------------------------

           2003         $   123,903           Decrease of  65.5%
           2002         $   358,809           Increase of 6.3%
           2001         $   337,384

         Net sales. Net sales for the year ended May 31, 2003 decreased over the previous year as a result of minimal sales for the communications products all of which reached the end of their life cycles and only minimal sales of the microprocessor products. Net sales for the year ended May 31, 2002 increased slightly over the previous year as a result of a last buy program for the communications products. We have stopped production of our communications products and are now concentrating on the microprocessor product line. We anticipate only minor, if any, future communication product revenue. We have not been successful in selling this line and have liquidated substantially all of the inventory related thereto. Future sales will be derived from sales of microprocessors and licensing of microprocessor technology.

         OUR COST OF SALES IN FISCAL 2003, 2002 AND 2001 WERE AS FOLLOWS:

         Fiscal Year      Amount          % Change from the       % of Net Sales
         -----------      -------         Previous Fiscal Year    --------------
                                          --------------------

            2003         $   18,660       Decrease of  95.3%            15.1%
            2002         $  393,980       Decrease of 27.6%            109.8%
            2001         $  544,320                                    161.3%

         Cost of sales. Cost of sales as a percentage of net sales decreased significantly in the fiscal year ended May 31, 2003 compared to the previous fiscal year. This reduction was a result of the end of production of our communication products and the elimination of manufacturing and overhead costs necessary to support that product line. Cost of sales as a percentage of net sales decreased in the fiscal year ended May 31, 2002 compared to the previous fiscal year. This decrease was due to a reduction in fixed manufacturing overhead as a result of cost cutting programs instituted in conjunction with the completion of the communication product line during the current fiscal year.

         OUR RESEARCH AND DEVELOPMENT EXPENSES IN FISCAL 2003, 2002 AND 2001 WERE AS FOLLOWS:

         Fiscal Year       Amount         % Change from the Previous Fiscal Year
         -----------       ------         --------------------------------------

           2003            $  723,287              Decrease of 47.3%
           2002            $1,372,421              Decrease of 38.1%
           2001            $2,218,433

         Research and development expenses decreased during the fiscal year ended May 31, 2003 compared to the previous fiscal year. This decrease was due primarily to a reduction of approximately $428,000 in personnel costs and a $143,000 reduction in the costs of outside consultants. Research and development expenses decreased during the fiscal year ended May 31, 2002 compared to the previous fiscal year. This decrease was due primarily to a reduction of approximately $406,000 in personnel costs, a $221, 000 reduction in the costs of outside consultants and a reduction in software maintenance costs of $77,000. The reductions in costs were as a result of a cost cutting program initiated during the first half of the 2002 fiscal year.

         OUR SELLING, GENERAL AND ADMINISTRATIVE EXPENSES IN FISCAL 2003, 2002 AND 2001 WERE AS FOLLOWS:

         Fiscal Year      Amount          % Change from the Previous Fiscal Year
         -----------      ------          --------------------------------------

            2003          $1,821,902       Decrease of 32.7%
            2002          $2,708,579       Increase of 4.6%
            2001          $2,588,579

         Selling, general and administrative expenses decreased during the fiscal year ended May 31, 2003, compared to the previous fiscal year. This decrease was due primarily to a reduction of approximately $519,000 in personnel costs, $178,000 in consulting expenses and $134,000 in professional expenses. The reductions in costs were as a result of a cost cutting program initiated during the first half of the 2002 fiscal year. Selling, general and administrative expenses increased during the fiscal year ended May 31, 2002. This increase was due primarily to approximately $294,000 of legal, accounting and shareholder costs associated with several registrations of securities and two shareholder meetings, non-cash compensation of $105,000 related to services provided to support our merger and acquisition activities, offset by reductions in consulting expenses of $286,000.

         OUR  OTHER  INCOME  (EXPENSES)  IN FISCAL  2003,  2002 AND 2001 WERE AS
FOLLOWS:

         Fiscal Year     Amount         % Change from the Previous Fiscal Year
         -----------     ------         --------------------------------------

              2003       $(1,448,353)               Not meaningful
              2002       $(1,370,880)               Not meaningful
              2001       $    45,045

         Other income (expense) increased for the fiscal year ended May 31, 2003 compared to the previous fiscal year. This change resulted primarily from the recognition of non-cash interest expense of approximately $1,305,000 related to the amortization of the debt discount associated with the issuance of warrants under the convertible debentures and interest expense of $144,000 related to our debt. Other income (expense) changed significantly for the fiscal year ended May 31, 2002 compared to the previous fiscal year. This change resulted primarily from the recognition of non-cash interest expense of approximately $1,324,000 related to the amortization of the debt discount associated with the issuance of warrants under the secured note payable, convertible debentures, and equity line of credit and interest expense related to the excess of the market price over the carrying value of the common shares sold to Swartz for which the proceeds were applied to the note payable balance.

LIQUIDITY AND CAPITAL RESOURCES

         In connection with their report on our consolidated financial statements as of and for the year ended May 31, 2003, Nation Smith Hermes Diamond, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flow from operations.

         At May 31, 2003, we had deficit working capital of $1,457,003 and cash and cash equivalents of $32,663. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $55,445 during the year ended May 31, 2003 due to net cash used in operations of $1,885,762 offset by funds generated primarily from the issuance of convertible debentures of $1,507,000 and short term notes payable of $180,000. The net cash used in operations was $1,855,762 for the year ended May 31, 2003 compared to $3,632,534 for the corresponding period of the previous fiscal year. The decrease in cash required in operations was due primarily to a $1,400,801 reduction in net loss as adjusted to reconcile to cash used in operating activities coupled with a $299,529 change in prepaid expenses and other assets between the two periods. Cash used in investing activities was $2,194 for the year ended May 31, 2003 compared to $146,156 for the corresponding period of the previous fiscal year. This decrease was the result of a paydown of $60,000 on a note receivable coupled with a $83,962 reduction in additions to property, equipment and patents. Cash provided by financing activities was $1,832,511 for the year ended May 31, 2003 compared to $3,402,448 for the corresponding period of the previous fiscal year. This decrease was primarily the result of a reduced issuance of common stock of $759,255 during the current fiscal year compared to the previous fiscal year coupled with a reduction in the issuance of notes payable and convertible debentures of $611,000 and the sale of accounts receivable of $123,881.

         We estimate our current cash requirements to sustain our operations through August 2004 to be $2.1 million. Since we are no longer supporting the communications product line, we are assuming that there will be no communications product revenue. We have a note payable to Swartz Private Equity, LLC ("Swartz") of $635,276 at May 31, 2003 which is due March 1, 2004. We also have convertible debentures with a group of investors as of May 31, 2003 aggregating $1,165,000 and advances of $50,000 on a convertible debenture that closed subsequent to May 31, 2003. At the option of the debenture holders, they may purchase additional debentures up to $1 million at any time during the next two years as long as the price of our common stock is in excess of $0.20 per share. During the year ended May 31, 2003, we obtained $120,350 from the sale of equity to several private investors and $180,000 from short term notes entered into with a related party. Subsequent to May 31, 2003, we obtained an additional $422,500 from the issuance of convertible debentures net of advances discussed above, $50,100 from the exercise of a warrant, $10,000 from a loan issued to a related party, and $31,000 from the sale of common stock.

         If the optional amounts under the convertible debentures are not raised in sufficient amounts, then we may not have funds sufficient to meet our cash requirements. In such circumstances, we may need to secure additional short-term debt, private placement debt and/or equity financings with individual or institutional investors. In addition, we may need to make additional cost reductions if our cash requirements cannot be met from external sources. We expect that the $2.1 million requirement will be provided by:

     o    additional debt and/or equity financings; and

     o    proceeds from the exercise of outstanding stock options and warrants.


         In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. We also have a $400,000 accounts receivable factoring agreement with our bank. As of May 31, 2003 there was a balance due under the factoring agreement of $3,811.

         We anticipate our future revenue to be derived primarily from the sale of licenses and royalties. To receive this revenue, we may require additional equipment, fabrication, components and supplies during the next twelve months to support potential customer requirements and further develop our technologies. Product introductions such as those currently underway for the Ignite I may require significant product launch, marketing personnel and other expenditures that cannot be currently estimated. Further, if expanded development is commenced or new generations of microprocessor technology are accelerated beyond current plans, additional expenditures we cannot currently estimate, may be required. It is possible therefore, that higher levels of expenditures may be required than we currently contemplate resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise.

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

$25 MILLION EQUITY LINE OF CREDIT

         Overview. On September 17, 2001, we entered into an investment agreement with Swartz. The investment agreement entitles us to issue and sell our common stock to Swartz for up to an aggregate of $25 million from time to time during a three-year period following the effective date of the registration statement. This is also referred to as a put right. We filed a registration statement on Form S-1 on October 11, 2001 that was declared effective on November 5, 2001 for 15,000,000 shares of our common stock which we issued to

Swartz during the fiscal year ended May 31, 2002. There remains approximately $24 million available under this line conditioned on us filing one or more additional registration statements. As of May 31, 2003, we have not filed a statement requesting the registration of additional shares to put to Swartz under the $25 million equity line of credit.

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

                  Limitations and Conditions Precedent to Our Put Rights. We may not initiate a put if, as of the proposed date of such put:

          o we have issued shares of our common stock that have been paid for by Swartz and the amount of proceeds we have received is equal to the maximum offering amount;

          o the registration statement covering the resale of the shares becomes ineffective or unavailable for use;

          o our common stock is not actively trading on the OTC Bulletin Board, the Nasdaq Small Cap Market, the Nasdaq National Market, the American Stock Exchange, or the New York Stock Exchange, or is suspended or delisted with respect to the trading on such market or exchange.

         If any of the following events occur during the pricing period for a put, the volume accrual shall cease. For the put, the pricing period shall be adjusted to end 10 business days after the date that we notify Swartz of the event, and any minimum price per share we specified shall not apply to the put:

          o we have announced or implemented a stock split or combination of our common stock between the advanced put notice date and the end of the pricing period;

          o    we  have  paid  a  common  stock   dividend  or  made  any  other
               distribution of our common stock between the advanced put notice date and the end of the pricing period;

          o we have made a distribution to the holders of our common stock or of all or any portion of our assets or evidences of indebtedness between the put notice date and the end of the pricing period;

          o we have consummated a major transaction (including a transaction, which constitutes a change of control) between the advance put notice date and the end of the pricing period, the registration statement covering the resale of the shares becomes ineffective or unavailable for use, or our stock becomes delisted for trading on our then primary exchange; or

          o we discover the existence of facts that cause us to believe that the registration statement contains an untrue statement or omits to state a material fact.

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

         Warrants. In connection with closing the $25 million equity line of credit, we issued to Swartz a commitment warrant to purchase 900,000 shares of our common stock as discussed further in Note 6 to the consolidated financial statements. This warrant was valued on the issuance date using the Black-Scholes pricing model and the value was recorded as a debt discount.

SECURED NOTE PAYABLE

         On March 12, 2002, we replaced and superceded a previously issued Secured Promissory Note with Swartz with an Amended Secured Promissory Note and Agreement with an effective date of October 9, 2001, an Addendum to Amended Secured Promissory Note dated March 12, 2002 and an Antidilution Agreement and Addendum to Warrants dated March 19, 2003. The amended note, which originally was to mature on January 9, 2003, has been extended to March 1, 2004 and amounts outstanding under the note bear interest at the rate of 5% per annum. Per the antidilution agreement, principal and interest payments are deferred until March 1, 2004.

         As part of the consideration for entering into the above amended note, we agreed to issue warrants to Swartz related to each advance against the note. In connection with each advance, we issued to Swartz a warrant to purchase a number of shares of common stock equal to the amount of the advance multiplied by 8.25 at an initial exercise price equal to the lesser of (a) the factor of the average of the volume weighted average price per share, as defined by Bloomberg L.P., for each trading day in the period beginning on the date of the previous advance and ending on the trading day immediately preceding the date of the current advance multiplied by .70 or (b) the volume weighted average price per share minus $0.05. In addition, we were obligated under the addendum to the note to issue to Swartz warrants equal to 20% of the common stock issued between March 12, 2002 and April 1, 2003 and we are obligated under the antidilution agreement to issue to Swartz warrants equal to 30% of the common stock issued subsequent to April 1, 2003 to any parties other than Swartz. In addition, we agreed to extend the expiration date to December 31, 2006 on certain warrants that were to expire previous to December 31, 2006. In exchange for these concessions, Swartz agreed to extend the due date to March 1, 2004 on a note for $635,276 net of accrued interest and unreserved 20,007,350 shares that have been reserved for the exercise of warrants for a period the sooner of 1) March 19, 2004, or 2) 90 days after the date on which our common stock exceeds $0.375 for 10 consecutive trading days.

         As of May 31, 2003 we issued warrants to purchase up to 18,243,712 shares of our common stock in accordance with the amended note agreements and antidilution agreement. The warrants issued were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was also recorded as debt discount.

         The note is secured by our assets.

         All debt discounts were amortized as additional interest expense over the initial term of the note payable. As of May 31, 2003, $1,107,238 had been reflected as debt discount of which $917,722 and $189,516 was amortized to interest expense during the years ended May 31, 2002 and 2003, respectively.

         Advances against the note                                               $1,790,000
         Less amount applied against $30 million equity line of credit             (227,800)
         Less amount applied against $25 million equity line of credit             (926,924)

         Less debt discount
                  Total                                          1,107,238
                  Amount amortized to expense                   (1,107,238)           -
                                                               ------------      ----------
         Note payable at May 31, 2003                                            $  635,276
                                                                                 ==========

On November 9, 2001, an offset of $227,800 from the sale of 2,500,000 shares of common stock was applied against the final put under a $30 million equity line of credit.

On May 30, 2002, an offset of $926,924 from the sale of 14,100,000 shares of common stock was applied against the first and only put under the $25 million equity line of credit discussed above.

8% CONVERTIBLE DEBENTURES

         Overview. From April 23, 2002 through August 26, 2003, we sold an aggregate of $2,437,500 of 8% convertible debentures to a group of eleven investors. The convertible debentures entitle the debenture holder to convert the principal and unpaid accrued interest into our common stock for two years from the date of closing. In addition, the debenture holders received warrants exercisable into a number of our common shares.

         Number of Shares Debentures May Be Converted Into. The debentures can be converted into a number of our common shares at conversion prices that initially equaled $0.041 to $0.10289 per share.

         Resets of Conversion Price and Conversion Shares. A reset date occurs on each three month anniversary of the closing date of each debenture and on the date the registration statement becomes effective, October 29, 2002 for the first $1,000,000 of principal, March 7, 2003 for the second $605,000 of principal and June 26, 2003 for the third $510,000 of principal. If the volume weighted average price for our common stock for the ten days previous to the reset date is less than the conversion price in effect at the time of the reset date, then the number of common shares issuable to the selling shareholder on conversion will be increased. If the conversion price is reset, the debenture can be converted into a number of our common shares based on the following calculation: the amount of the debenture plus any unpaid accrued interest divided by the reset conversion price which shall equal the volume weighted average price for our common stock for the ten days previous to the reset date. On October 29, 2002, the date the registration statement for the first $1,000,000 of principal became effective, the conversion prices were reset to $0.04457 from initial conversion prices ranging from $0.08616 to $0.10289. On March 7, 2003, the date the registration statement for the second $605,000 of principal became effective, the conversion prices were reset to $0.04722 from initial conversion prices ranging from $0.05126 to $0.0727. On June 26, 2003, the date the registration statement for the third $510,000 of principal became effective, the conversion prices for debentures with initial conversion prices of $0.065 were reset to $0.06346.

         Warrants. Concurrent with the issuance of the convertible debentures, we issued to the debenture holders warrants to purchase up to 33,471,953 shares of our common stock. These warrants are exercisable for five years from the date of issuance at either initial negotiated exercise prices or prices equal to 115% of the volume weighted average price for our common stock for the ten days previous to the debenture date. The warrant exercise price is subject to being reset on each six month anniversary of its issuance.

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

         Registration Rights. We are responsible for registering the resale of the shares of our common stock which will be issued on the conversion of the debentures. On October 29, 2002, a registration statement covering the first $1,000,000 of debentures was declared effective by the Securities and Exchange Commission. On March 7, 2003, a registration statement covering the second $605,000 of debentures was declared effective by the Securities and Exchange Commission. On June 26, 2003, a registration statement covering the third $510,000 of debentures was declared effective by the Securities and Exchange Commission.

              The convertible debentures are secured by our assets.


Convertbile debenture dated April 23, 2002                                                  $       225,000
Convertbile debentures dated June 10, 2002                                                          775,000
Convertbile debenture dated August 23, 2002                                                         175,000
Convertbile debentures dated October 29, 2002                                                       180,000
Convertbile debenture dated December 16, 2002                                                       100,000
Convertbile debenture dated January 24, 2003                                                        150,000
Convertbile debenture dated March 24, 2003                                                          162,500
Convertbile debenture dated April 15, 2003                                                           10,000
Convertbile debenture dated May 20, 2003                                                            187,500
Advances against debenture issued subsequent to May 31, 2003                                         50,000
Less amounts converted to common stock                                                             (800,000)
Less debt discount
                            Total discounts recorded                    $     1,965,000
                            Amount amortized to expense                        (624,922)
                            Amount cancelled on conversion                     (527,067)           (813,011)
                                                                           -------------    ----------------
Convertible debentures at May 31, 2003                                                              401,989
Less current portion                                                                                121,879
                                                                                            ----------------
Long term portion                                                                           $       280,110
                                                                                            ================


NEW ACCOUNTING PRONOUNCEMENTS

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." SFAS No. 148 amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and is effective for interim periods beginning after December 15, 2002. The Company's adoption of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures required in financial statements concerning obligations under
certain  guarantees.   It  also  clarifies  the  requirements   related  to  the
recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective on December 31, 2002. We adopted the recognition provisions of the interpretation in the quarter ended February 28, 2003. The adoption of this interpretation did not impact our financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as
"variable interest entities" (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, this interpretation requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. This interpretation is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of the interpretation must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Certain disclosures are effective immediately. The adoption of this interpretation did not impact our financial position or results of operations.

         In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS

No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement is not expected to have a material effect on the consolidated financial statements

         In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this Statement is not expected to have a material effect on the consolidated financial statements.

TAX LOSS CARRYFORWARDS

         Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $845,000 in the year ended May 31, 2003, from $13,446,000 at May 31, 2002 to $14,291,000 at May
31, 2003.

ITEM 7A. QUANITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

         As of May 31, 2003, our notes payable to corporations and individuals totaling $2 million bore interest at fixed rates of 5% to 8%. Our capital lease obligation totaling $16,731 is discounted at a fixed rate of interest of 22.7%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following table presents selected unaudited quarterly information for fiscal 2003 and 2002

                                          FIRST               SECOND               THIRD              FOURTH
                                         Quarter              Quarter             Quarter            Quarter
                                     -----------------   ------------------   ----------------   -----------------

Fiscal 2003:
Total revenues                       $         39,889    $           5,160    $        41,390    $         37,464
Operating loss                               (661,408)            (743,271)          (514,883)           (520,384)
Net loss                                     (943,441)          (1,077,288)          (842,661)         (1,024,909)
Net loss per basic and diluted share $          (0.01)   $           (0.01)   $         (0.01)   $          (0.01)

Fiscal 2002:
Total revenues                       $        314,500    $           7,389    $         4,620    $         32,300
Operating loss                             (1,039,217)          (1,292,564)          (964,703)           (819,687)
Net loss                                   (1,046,970)          (1,558,602)        (1,260,676)         (1,620,803)
Net loss per basic and diluted share $          (0.02)   $           (0.02)   $         (0.02)   $          (0.02)


         Also see Part IV, Item 14(a).

         The financial statements required by this item begin on page F-1 with the index to consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         Effective May 20, 2002, the client-auditor relationship between Patriot Scientific Corporation (the "Company") and BDO Seidman, LLP ("BDO") ceased. The Company dismissed BDO on May 20, 2002 as part of its cost reduction program which was initiated earlier in that fiscal year.

         The change in certifying accountants was approved by the Company's board of directors.

         BDO's reports on the consolidated financial statements of the Company for each of the past two years did not contain an adverse opinion or a disclaimer of opinion, nor were qualified as to any uncertainty in audit scope or accounting principle; however the audit opinion of BDO on the Company's most recent consolidated financial statements as of and for the period ending May 31, 2001 was modified to include an explanatory paragraph which contained a statement that the Company's recurring losses from operations and negative cash flows raised substantial doubt about the Company's ability to continue as a going concern.

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

         During the two years ended May 31, 2001 and the subsequent interim periods preceding the date of the dismissal of BDO on May 20, 2002, there were no "reportable events" (hereinafter defined) requiring disclosure pursuant to
Item 304 (a) (1) (v) of Regulation S-K. As used herein, the term "reportable events" means any of the items listed in paragraphs (a) (1) (v) (A) - (D) of
Item 304 of Regulation S-K.

         Effective May 20, 2002, the Company engaged Nation Smith Hermes Diamond, a professional corporation, which is a member of the BDO Seidman Alliance ("Nation") , as its independent accountants. During the two years ended May 31, 2001 and the subsequent interim periods preceding the effective date of the engagement of May 20, 2002, neither the Company nor anyone on its behalf consulted Nation regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, nor has Nation provided to the Company a written report or oral advice regarding such principles or audit opinion.

         The Company requested that BDO furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of the letter from BDO dated June 4, 2002 was filed as
Exhibit 16.1 to the Form 8-K/A filed June 5, 2002.
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and the executive officers at June 1, 2003:

NAME                               AGE           POSITION AND OFFICES                              DIRECTOR SINCE
----                               ---           --------------------                              --------------
Donald R. Bernier                  61         Chairman and Director                                January 1995
David H. Pohl                      65         Director                                             April 2001
Jeffrey Wallin                     55         President and CEO                                    n/a
Lowell W. Giffhorn                 56         Executive Vice President, CFO, Secretary and         August 1999
                                              Director
Carlton M. Johnson, Jr.            43         Director                                             August 2001
Helmut Falk, Jr.                   46         Director                                             December 1997
Gloria Felcyn                      56         Director                                             October 2002
Joey Maitra                        53         Vice President Engineering                           n/a
Patrick Nunally                    39         Vice President and CTO                               n/a

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

         LOWELL W. GIFFHORN. Mr. Giffhorn was the principal in his own financial management consulting firm from August 1996 until joining Patriot as Chief Financial Officer (CFO) in May 1997. Mr. Giffhorn has served on our board of directors since August 1999. From June 1992 to August 1996 and from September 1987 to June 1990 he was the CFO of Sym-Tek Systems, Inc. and Vice President of Finance for its successor, Sym-Tek Inc., a major supplier of capital equipment to the semiconductor industry. Mr. Giffhorn obtained a M.B.A. degree from National University in 1975 and he obtained a B.S. in Accountancy from the University of Illinois in 1969. Mr. Giffhorn is also a director and chairman of the audit committee of DND Technologies, Inc., a publicly held company.

         CARLTON M. JOHNSON, JR. Mr. Johnson was appointed a Director on August 5, 2001. Mr. Johnson is in-house legal counsel for Swartz Investments, LLC, a position he has held since June 1996. Mr. Johnson has practiced law in Alabama since 1986, Florida since 1988, and Georgia since 1997. He has been a shareholder in the Pensacola, Florida AV rated law firm of Smith, Sauer, DeMaria & Johnson and as President-Elect of the 500 member Escambia-Santa Rosa Bar Association. He also served on the Florida Bar Young Lawyers Division Board of Governors. Mr. Johnson earned a degree in History/Political Science at Auburn University and Juris Doctor at Samford University - Cumberland School of Law. Mr. Johnson is also a director and member of the audit committee of Peregrine Pharmaceuticals, Inc., a publicly held company.

         HELMUT FALK, JR. Since 1992, Dr. Falk has been the Director of Anesthesia for the Johnson Memorial Hospital in Franklin, Indiana. Dr. Falk received his D.O. from the College of Osteopathic Medicine of the Pacific in 1987 and his B.S. in Biology from the University of California, Irvine in 1983. Dr. Falk is the son of the late Helmut Falk, who was the sole shareholder of nanoTronics and the Chairman and CEO of Patriot until his death in July 1995. Dr. Falk is also an heir to the Helmut Falk Estate, which is the beneficial owner of the Company's shares held by the Helmut Falk Family Trust.

         GLORIA FELCYN. Ms. Felcyn was appointed a Director and chairman of our audit committee on October 10, 2002. Since 1982 Ms. Felcyn has been the principal in her own public accounting firm. Ms. Felcyn received a B.S. degree in Business Economics for Trinity University in 1968.

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

         There is no family relationship between any of our executive officers and directors.


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

         Based solely on our review of copies of the reports we received from persons required to make such filings and our own records, we believe that from the period June 1, 2002 through May 31, 2003, all persons subject to the Section 16(a) reporting requirements timely filed the required reports.

ITEM 11. EXECUTIVE COMPENSATION

         There is shown below information concerning the compensation of our chief executive officer and the most highly compensated executive officers whose salary and bonus exceeded $100,000 (each a "Named Officer") for the fiscal years ended May 31, 2003, 2002, and 2001.

SUMMARY COMPENSATION TABLE

                                 Annual Cash Compensation                      Long-Term Compensation
                                 ------------------------                      ----------------------
             Name and             Fiscal                                                     Repriced         All Other
      Principal Position           Year          Salary          Bonus     (# of Shares)      Options       Compensation
      ------------------           ----          ------          -----     -------------      -------       ------------

Jeff Wallin                        2003          $127,650 (1)     Nil             250,000      None             None
  President and CEO                2002           $68,800 (1)     Nil           1,000,000      None             None

Lowell W. Giffhorn                 2003          $150,779 (1)     Nil             115,000      None             None
  Exec. V.P., CFO and Secy.        2002          $139,908 (1)     Nil             255,000      None             None
                                   2001          $126,650 (1)     Nil             125,000      None             None

Joey Maitra                        2003          $131,040 (1)     Nil             100,000      None             None
  VP Engineering                   2002          $125,058 (1)     Nil             335,000      None             None
                                   2001          $120,000         Nil                None      None             None

Patrick O. Nunally                 2003          $189,521 (1)     Nil             400,000      None          $52,500 (2)
  VP and CTO                       2002          $173,046 (1)     Nil             250,000      None         $105,000 (2)

         (1) Included in Mssr. Wallin, Giffhorn, Maitra and Nunally is cash compensation of $400 per month for car allowance.

         (2) Payments through November 30, 2002 to Dr. Nunally for assignments to the Company of intellectual property rights. The rights were returned to Dr. Nunally in April 2003.

               The Company maintains employee benefits that are generally available to all of its employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan. The Company did not make any matching contributions under the 401(k) plan for any of the above named officers during the fiscal years ended May 31, 2003, 2002 and 2001.

OPTION GRANTS

         Shown below is information on grants of stock options pursuant to the Company's 1992, 1996 and 2001 Stock Option Plans to the Named Officers reflected in the Summary Compensation Table shown above.

             OPTION GRANTS TABLE FOR FISCAL YEAR ENDED MAY 31, 2003

                                                                                       Potential Realizable Value
                                           Percent of Total                              of Assumed Annual Rates
                                            Options Granted                            of Stock Price Appreciation
                          Number of         to Employees in     Exercise   Expiration      for Option Term (1)
        Name           Options Granted        Fiscal Year         Price       Date         5% ($)       10% ($)
        ----           ---------------        -----------         -----       ----         ------       -------

Jeffrey E. Wallin         250,000                20.6%             $ 0.043   4/15/2008        $ 2,935      $ 6,563

Lowell W. Giffhorn        115,000                9.5%              $ 0.070   8/12/2007        $ 2,224      $ 4,915

Joey Maitra               100,000                8.2%              $ 0.059    1/2/2008        $ 1,630      $ 3,602

Patrick Nunally           400,000                32.9%             $ 0.043   4/15/2008        $ 4,697     $ 10,379


(1) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent upon the future performance of the company's common stock, overall market conditions and the executive's continued involvement with the company. The amounts represented in this table will not necessarily be achieved.


          AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

         There were no exercises of stock options for the fiscal year ended May 31, 2003 by any of the officers reflected in the Summary Compensation Table shown above. Shown below is information on fiscal year-end values under the Company's 1992, 1996 and 2001 Stock Option Plans to the officers reflected in the Summary Compensation Table shown above.

         The fair market value of the unexercised in-the-money options at May 31, 2003 was determined by subtracting the option exercise price from the last sale price as reported on the over the counter bulletin board on May 31, 2003, $0.065.

         The Company has not awarded stock appreciation rights to any of its employees. The Company has no long-term incentive plans.




COMPENSATION COMMITTEE

          The Compensation Committee reviews and recommends to the Board the salaries, bonuses and prerequisites of the Company's executive officers. The Compensation Committee also reviews and recommends to the Board any new compensation or retirement plans and administers the Company's 1992, 1996 and 2001 Stock Option Plans.

          The  Compensation   Committee  currently  consists  of  three  outside
directors. Each member of the Compensation Committee is independent as defined under the National Association of Securities Dealers' listing standards.

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


EMPLOYMENT CONTRACTS

          The Company entered into a consulting agreement dated as of March 7, 2002, with SDMC, Inc. whereby SDMC would provide the services of Mr. Wallin to be the President and Chief Executive Officer. The agreement is for a term through March 18, 2004 providing for payments of $133,200 per annum. The agreement provides for a bonus up to 50% of the annual base consideration for the applicable year. The agreement also provides for potential bonuses to be paid based on the increase in the price of the Company's common stock. Should the price of the common stock reach $0.25 for twenty consecutive days, SDMC would receive a cash payment of $10,000, $0.40- $20,000, $0.50- $20,000, $0.60-
$30,000,  $0.80- $30,000,  $1.00- $50,000, $1.50- $100,000, and $2.00- $150,000.
The Company may terminate SDMC's agreement with or without cause, but termination without cause (other than disability or death) would result in severance payments equal to the lesser of (i) four months of the then current compensation or (ii) the balance remaining of the current compensation for the term of his agreement. If a change in control, as defined in the agreement, occurs during the term of his agreement, and if Mr. Wallin refuses to accept or voluntarily resigns from a position other than a qualified position, as that term is defined in the agreement, then SDMC will receive a lump sum severance payment equal to twelve months of the then current compensation. Under the agreement, the Company granted SDMC options to purchase 1,000,000 common shares, 500,000 vesting on March 7, 2002, 250,000 vesting on March 7, 2003 and 250,000 vesting on March 7, 2004. The Company also placed in escrow four months of payments which shall be released to SDMC on the termination of Mr. Wallin's services for any reason other than cause or his resignation.

          The Company entered into an employment agreement dated as of November 17, 2001, with Mr. Giffhorn providing for his employment as Executive Vice President and Chief Financial Officer. The agreement is for a term through September 4, 2004 providing for a base salary of $144,000 per annum. The base salary may be increased at the discretion of the Board of Directors. The agreement provides for a bonus up to 50% of the annual base salary for the applicable year. The agreement also provides Mr. Giffhorn a monthly car allowance of $400. The Company may terminate Mr.Giffhorn's employment with or without cause, but termination without cause (other than disability or death) would result in severance payments equal to the lesser of (i) four months of the then current base salary or (ii) the balance remaining of the current base salary for the term of his agreement. If a change in control, as defined in the agreement, occurs during the term of his agreement, and if Mr. Giffhorn refuses to accept or voluntarily resigns from a position other than a qualified position, as that term is defined in the agreement, then he will receive a lump sum severance payment equal to twelve months of his then current salary.

         The Company entered into an employment agreement dated as of December 23, 2002, with Mr. Maitra providing for his employment as Vice President of Engineering. The agreement is for a term through January 2, 2004 providing for a base salary initially of $126,000 per annum. The base salary may be increased at the discretion of the Board of Directors. The agreement provides for a bonus up to 50% of the annual base salary for the applicable year. The agreement also provides Mr. Maitra a monthly car allowance of $400. The Company may terminate Mr.Maitra's employment with or without cause, but termination without cause (other than disability or death) would result in severance payments equal to the lesser of (i) four months of the then current base salary or (ii) the balance remaining of the current base salary for the term of his agreement. If a change in control, as defined in the agreement, occurs during the term of his agreement, and if Mr. Maitra refuses to accept or voluntarily resigns from a position other than a qualified position, as that term is defined in the agreement, then he will receive a lump sum severance payment equal to twelve months of his then current salary. Under the agreement, the Company granted Mr. Maitra options to purchase 100,000 common shares, 50,000 vesting on January 2, 2004 and 50,000 vesting on January 2, 2005.

         The Company entered into a letter of intent dated May 31, 2001 with Dr. Nunally providing for his employment as the Chief Technical Officer of the Company. The terms of the letter provide for a base salary of $180,000 per annum. The letter provides for a bonus up to 50% of the annual base consideration for the applicable year. In addition, the letter provided for monthly payments of $4,500 for the purchase from Dr. Nunally of certain intellectual property assets and assignment of worldwide patent rights. On March 30, 2001, the Company entered into an agreement with Dr. Nunally providing for additional monthly payments of $3,000 for additional intellectual property assets. On April 16, 2003, the agreements were amended to reflect a return of the intellectual property assets to Dr. Nunally, forgiveness by Dr. Nunally of payments due him for the intellectual property assets subsequent to January 1, 2003 and termination of the $7,500 per month payments accruing on the intellectual property assets. In exchange the Company granted a stock option to Dr. Nunally for the purchase of up to 400,000 shares of common stock at an exercise price of $0.0425. The option vested upon grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of August 28, 2003, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as otherwise noted.

                                Name and Address               Amount & Nature
       Title                     of Beneficial                  of Beneficial              Percent
     of Class                        Owner                        Ownership               of Class
     --------                        -----                        ---------               --------

Common stock            Gloria Felcyn, CPA                          18,214,527 (1)         15.4%
par value               10989 Via Frontera
 $0.00001               San Diego, CA 92127

SAME                    Donald R. Bernier                              487,500 (2)        *
                        10989 Via Frontera
                        San Diego, CA 92127

SAME                    Helmut Falk, Jr.                               149,500 (3)        *
                        10989 Via Frontera
                        San Diego, CA 92127

SAME                    Lowell W. Giffhorn                             536,614 (4)        *
                        10989 Via Frontera
                        San Diego, CA 92127

SAME                    SDMC, Inc.                                   1,020,000 (5)        *
                        10989 Via Frontera
                        San Diego, CA 92127

SAME                    David H. Pohl                                  325,000 (6)        *
                        10989 Via Frontera
                        San Diego, CA 92127

SAME                    Patrick O. Nunally                             799,500 (7)        *
                        10989 Via Frontera
                        San Diego, CA 92127

SAME                    Joey Maitra                                    512,342 (8)        *
                        10989 Via Frontera
                        San Diego, CA 92127

SAME                    Carlton M. Johnson, Jr.                         75,000 (9)        *
                        10989 Via Frontera
                        San Diego, CA 92127

                        All directors & officers                    22,119,983 (10)     18.2%
                        as a group (8 persons)

                    *  Less than 1%


        1) As trustee of the Helmut Falk Family Trust and executor of the Helmut Falk estate, Ms. Felcyn effectively controls the shares which were subject to an escrow arrangement (as described in "Certain Transactions" below) originally issued to nanoTronics in connection with the ShBoom technology acquisition and shares that remain from 5,000,000 non-escrowed shares that were originally issued to nanoTronics in connection with the ShBoom technology acquisition and were subsequently transferred to the Helmut Falk Family Trust. Includes 11,548,304 shares that are issuable on the conversion of 8% Convertible Debentures and the exercise of warrants into shares of common stock and 50,000 shares issuable upon the exercise of outstanding stock options.

        2) Includes 262,500 shares issuable upon the exercise of outstanding stock options.

        3) Includes 115,000 shares issuable upon the exercise of outstanding stock options.

        4) Includes 311,666 shares issuable upon the exercise of outstanding stock options.

        5) Includes 1,020,000 shares issuable upon the exercise of outstanding stock options.

        6) Includes 325,000 shares issuable upon the exercise of outstanding stock options.

        7) Includes 787,500 shares issuable upon the exercise of outstanding stock options.

        8) Includes 335,000 shares issuable upon the exercise of outstanding stock options.

        9) Includes 75,000 shares issuable upon the exercise of outstanding stock options.

        10) Includes  7,290,013  shares issued and  outstanding  and  14,829,970
        shares   issuable  upon  exercise  of  stock   options,   conversion  of
        convertible debentures and exercise of warrants.

EQUITY COMPENSATION PLAN INFORMATION

            Plan category                Number of securities        Weighted average         Number of securities
                                           to be issued upon        exercise price of          remaining available
                                              exercise of          outstanding options,        for future issuance
                                         outstanding options,      warrants and rights            under equity
                                          warrants and rights                                  compensation plans
                                                                                              (excluding securities
                                                                                             reflected in column (a)
                                                  (a)                     (b)                             (c)
------------------------------------------------------------------------------------------------------------------------

Equity compensation plans
approved by security holders                   5,054,000                  $0.28                      250,188

Equity compensation plans not
approved by security holders                  58,992,468                  $0.06                       None
                                       ---------------------------------------------------------------------------------

Total                                         64,046,468                  $0.08                      250,188
                                       =================================================================================


         Common shares issuable on the exercise of stock warrants have not been approved by the security holders and, accordingly, have been segregated in the above table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There were no transactions, or series of transactions, during fiscal 2003, 2002 or 2001, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to its knowledge any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest other than as described below.

          In June 2000, we entered into a three-year, $80,000 secured promissory note receivable with James T. Lunney, a previous Chairman, President and CEO. The note bore interest at the rate of 6% with interest payments due semi-annually and the principal due at the maturity of the note. Mr. Lunney pledged 100,000 shares of Patriot's common stock that he held on the date of issuance as security for this note. In April 2003, we negotiated an early payment discount and Mr. Lunney paid $60,000 to retire this note.

         During the fiscal years ended May 31, 2002 and 2001, we paid $70,292 and $139,253 to Webster Incorporated for design and maintenance of our web site and for marketing support and materials. The principal in Webster Incorporated, Christine Blum, is the daughter of our previous Chairman, President and CEO, Richard Blum.

         From June 10, 2002 through August 23, 2002, we issued to Gloria Felcyn, Trustee of the Helmut Falk Family Trust, two 8% Convertible Debentures with accumulative principal balances of $275,000 due June 10, 2004 through August 23, 2004. The initial exercise prices ranged from $0.0727 to $0.08616 and are subject to a downward revisions if the price of our stock is lower on any three month anniversary of the debentures or on the date that a statement registering the resale of the common stock issuable upon conversion of the debentures becomes effective. Also, in conjunction with the debentures, we issued five year warrants to purchase up to 4,102,431 shares of our common stock at an initial exercise prices ranging from $0.0727 to $0.08616 subject to reset provisions on each six month anniversary of the issuance of the warrants. If the price of our common stock is in excess of $0.20 per share, Ms. Felcyn has a two year option to purchase up to an additional $275,000 of 8% Convertible Debentures on the same terms.

         During October 2002 through December 2002, we entered into three 8% short-term notes with Gloria Felcyn, the trustee for the Falk Family Trust, aggregating $180,000 with initial maturity dates ranging from January 1 to January 31, 2003. In July 2003 we issued a new 8% short-term note in the amount of $200,354 with a maturity date of October 7, 2003 in exchange for cancellation of the three 8% short term notes issued in October through December 2002, the accrued interest on the cancelled notes and an additional $10,000 in cash.


ITEM 14. CONTROLS AND PROCEDURES

         Our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) as of July 1, 2003. Based on their evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Nation Smith Hermes Diamond was our principal accountant during the year ended May 31, 2003 and for the year end audit for the year ended May 31, 2002. BDO Seidman, LLP was our principal accountant for previous fiscal years and for the review of quarterly reports and registration statements through May 20, 2002. Presented below are the fees billed during the fiscal years ended May 31, 2003 and 2002.

                            Nation Smith Hermes Diamond          BDO Seidman
                           -------------------------------     -----------------------------
                                 2003             2002              2003            2002
                                 ----             ----              ----            ----

Audit fees                 $       72,902    $     14,875      $          -    $    121,890
Audit-related fees                 40,099               -            20,000          50,550
Tax fees                              635               -                 -           6,300
All other fees                         57               -                 -           9,149
                           ---------------   -------------     -------------   -------------

Total                      $      113,693    $     14,875      $     20,000    $    187,889
                           ===============   =============     =============   =============


         Audit Fees. Represents fees for professional services provided for the audit of Patriot Scientific's annual financial statements and review of Patriot Scientific's quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings.

         Audit-related Fees. Represents fees for assurance services related to the audit of Patriot Scientific's financial statements. The fees are primarily for review of registration and proxy statements.

         Tax Fees. Represents fees for professional services provided primarily for compliance, advice and tax return preparation.

         All Other Fees. Represents fees for products and services not otherwise included in the categories above. The 2002 fees are primarily related to travel expenses and retention review fees.


        To help ensure the independence of our independent auditor, the Audit Committee of the Board of Directors of Patriot Scientific has approved and adopted a Policy on Engagement of Independent Auditor, which is available on Patriot Scientific's Web site at http:/www.ptsc.com.

        Pursuant to the Policy on Engagement of Independent Auditor, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent auditor. The Audit Committee preapproves all audit services and non-audit services to be provided by our independent auditor. The Audit Committee may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is presented at the next Audit Committee meeting.

        Each audit, non-audit or tax service that is approved by the Audit Committee will be reflected in a written engagement letter or writing specifying the services to be performed and the cost of such services, which will be signed by either a member of the Audit Committee or by an officer of Patriot Scientific authorized by the Audit Committee to sign on behalf of Patriot Scientific.

        The Audit Committee will not approve any prohibited non-audit service or any non-audit service that individually or in the aggregate may impair, in the Audit Committee's opinion, the independence of our independent auditor.

        In addition, beginning on January 1, 2003, our independent auditor may not provide any services to Patriot Scientific officers or Audit Committee members, including financial counseling and tax services.

                                     PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as a part of this Report:

          1. Financial Statements. The following consolidated financial statements and supplementary information of the Company and Report of Independent Auditors are included in Part II of this
               Report:

               Report  of  Nation  Smith  Hermes   Diamond,   Certified   Public
               Accountants

               Report of BDO Seidman, LLP, Certified Public Accountants

               Consolidated Balance Sheets- As of May 31, 2003 and 2002

               Consolidated Statements of Operations- Years Ended May 31, 2003, 2002 and 2001

               Consolidated Statement of Stockholders' Equity (Deficit)- Years Ended May 31, 2003, 2002 and 2001

               Consolidated Statements of Cash Flows- Years Ended May 31, 2003, 2002 and 2001

               Notes to Consolidated Financial Statements

2. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.   Document
-----------   --------

2.0 PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION (1) OR SUCCESSION.

2.1           Agreement  to  Exchange   Technology  for  Stock  in  Patriot  (1)
              Scientific Corporation,  incorporated by reference to Exhibit
              2.1 to Form 8-K dated August 10, 1989

2.2 Assets Purchase Agreement and Plan of Reorganization dated (1) June 22, 1994, among the Company, nanoTronics Corporation and Helmut Falk, incorporated by reference to Exhibit 10.4 to Form 8-K dated July 6, 1994

2.2.1 Amendment to Development Agreement dated April 23, 1996 (1) between the Company and Sierra Systems, incorporated by reference to Exhibit 2.2.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 dated April 29, 1996

2.3           Form of  Exchange  Offer dated  December 4, 1996  between the  (1)
              Company   and  certain   shareholders   of   Metacomp,   Inc.
              incorporated by reference to Exhibit 2.3 to Form 8-K dated January 9, 1997

Exhibit No.   Document
-----------   --------

2.4 Letter of Transmittal to Accompany Shares of Common Stock of (1) Metacomp, Inc. Tendered Pursuant to the Exchange Offer Dated December 4, 1996 incorporated by reference to Exhibit 2.4 to Form 8-K dated January 9, 1997

3.0           ARTICLES AND BYLAWS.

3.1           Original   Articles  of   Incorporation   of  the   Company's  (1)
              predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, file no. 33-23143-FW

3.2 Articles of Amendment of Patriot Financial Corporation, as (1) filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18, File No. 33-23143-FW

3.3           Certificate of  Incorporation  of the Company,  as filed with  (1)
              the   Delaware   Secretary   of  State  on  March  24,  1992,
              incorporated  by  reference  to Exhibit 3.3 to Form 8-K dated
              May 12, 1992

3.3.1 Certificate of Amendment to the Certificate of Incorporation (1) of the Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to Form 10-KSB for the fiscal year ended May 31, 1995

3.3.2 Certificate of Amendment to the Certificate of Incorporation (1) of the Company, as filed with the Delaware Secretary of State on June 19,1997, incorporated by reference to Exhibit 3.3.2 to Form 10-KSB for the fiscal year ended May 31, 1997

3.3.3 Certificate of Amendment to the Certificate of Incorporation (1) of the Company, as filed with the Delaware Secretary of State on April 28, 2000, incorporated by reference to Exhibit 3.3.3 to Registration Statement on Form S-3 dated May 5, 2000

3.3.4 Certificate of Amendment to the Certificate of Incorporation (1) of the Company, as filed with the Delaware Secretary of State on May 6, 2002, incorporated by reference to Exhibit 3.3.4 to Registration Statement on Form S-3 dated June 27, 2002

3.4           Articles  and  Certificate  of  Merger of  Patriot  Financial  (1)
              Corporation   into  the  Company  dated  May  1,  1992,  with
              Agreement and Plan of Merger attached thereto as Exhibit A, incorporated by reference to Exhibit 3.4 to Form 8-K dated
              May 12, 1992

3.5 Certificate of Merger issued by the Delaware Secretary of (1) State on May 8, 1992, incorporated by reference to Exhibit
              3.5 to Form 8-K dated May 12, 1992

3.6 Certificate of Merger issued by the Colorado Secretary of (1) State on May 12, 1992, incorporated by reference to Exhibit
              3.6 to Form 8-K dated May 12, 1992

Exhibit No.   Document
-----------   --------

3.7           Bylaws of the Company,  incorporated  by reference to Exhibit  (1)
              3.7 to Form 8-K dated May 12, 1992

4.0           INSTRUMENTS ESTABLISHING RIGHTS OF SECURITY HOLDERS.

4.1 Specimen common stock certificate, incorporated by reference (1) to Exhibit 4.1 Form 8-K dated May 12, 1992

4.2 Form of Stock Purchase Warrant (Labway Corporation) dated (1) February 29, 1996, exercisable to purchase 253,166 common shares at $1.58 per share until August 31, 1996, granted to investors in connection with an offering of securities made in reliance upon Regulation S, incorporated by reference to
              Exhibit 4.2 to Form 10-QSB for fiscal  quarter ended February
              29, 1996

4.3 Form of 6% Convertible Subordinated Promissory Note due (1) September 30, 1998 aggregating $1,500,000 to six investors incorporated by reference to Exhibit 4.3 to Form 10-QSB for fiscal quarter ended August 31, 1996

4.4 Form of 5% Convertible Term Debenture (CC Investments, LDC) (1) due June 2, 1999 aggregating $2,000,000 to two investors incorporated by reference to Exhibit 4.4 to Form 8-K dated
              June 16, 1997

4.5 Form of Stock Purchase Warrant (CC Investments, LDC) dated (1) June 2, 1997 exercisable to purchase an aggregate of 400,000 common shares at $1.69125 per share until June 2, 2002, granted to two investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to
              Exhibit 4.5 to Form 8-K dated June 16, 1997

4.6 Registration Rights Agreement dated June 2, 1997 by and among (1) the Company and CC Investments, LDC and the Matthew Fund,
              N.V. related to the registration of the common stock related to Exhibits 4.4 and 4.5 incorporated by reference to Exhibit
              4.6 to Form 8-K dated June 16, 1997

4.7 Form of Warrant to Purchase Common Stock (Swartz Family (1) Partnership, L.P.) dated June 2, 1997 exercisable to purchase an aggregate of 211,733 common shares at $1.69125 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to Exhibit 4.7 to Form 8-K dated
              June 16, 1997

4.8 Registration Rights Agreement dated June 2, 1997 by and among (1) the Company and Swartz Investments, LLC related to the registration of the common stock related to Exhibit 4.7 incorporated  by  reference  to Exhibit 4.8 to Form 8-K dated
              June 16, 1997

4.9 Form of 5% Convertible Term Debenture (CC Investments, LDC) (1) due June 2, 1999 aggregating $1,000,000 to two investors incorporated by reference to Exhibit 4.9 to Form 10-KSB for the fiscal year ended May 31, 1998

Exhibit No.   Document
-----------   --------

4.10 Form of Stock Purchase Warrant (CC Investments, LDC) dated (1) November 24, 1997 exercisable to purchase an aggregate of 200,000 common shares at $1.50 per share until June 2, 2002, granted to two investors in connection with the offering of securities described in Exhibit 4.9 incorporated by reference to  Exhibit  4.10 to Form  10-KSB  for the year ended May 31,
              1998

4.11 Form of Warrant to Purchase Common Stock (Swartz Family (1) Partnership, L.P.) dated November 24, 1997 exercisable to purchase an aggregate of 105,867 common shares at $1.50 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities described in
              Exhibit 4.9 incorporated by reference to Exhibit 4.11 to Form 10-KSB for the year ended May 31, 1998

4.12          Form  of  Warrant  to   Purchase   Common   Stock   (Investor  (1)
              Communications  Group,  Inc.) dated June 16, 1997 exercisable to purchase an aggregate of 130,000 common shares at prices ranging from $2.50 to $7.50 per share until June 15, 1999 incorporated by reference to Exhibit 4.12 to Form 10-KSB for the year ended May 31, 1998

4.13 Warrant to Purchase Common Stock issued to Spellcaster (1) Telecommunications, Inc. dated April 28, 1998 exercisable to purchase an aggregate of 100,000 common shares at $1.25 per share until April 28, 2000 incorporated by reference to
              Exhibit 4.13 to Form 10-KSB for the year ended May 31, 1998

4.14 Investment agreement dated February 24, 1999 by and between (1) the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $5,000,000 incorporated by reference to
              Exhibit 4.14 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998

4.15 Registration Rights Agreement dated February 24, 1999 by and (1) between the Company and Swartz Private Equity, LLC related to the registration of the common stock related to Exhibit 4.14 incorporated by reference to Exhibit 4.15 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998

4.16 Form of Warrant to Purchase Common Stock (Swartz Private (1) Equity, LLC) dated February 24, 1999 exercisable to purchase common shares in connection with the offering of securities in Exhibit 4.14 incorporated by reference to Exhibit 4.16 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998

4.17 Amended and Restated Investment Agreement dated July 12, 1999 (1) by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $5,000,000 incorporated by reference to Exhibit 4.17 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated July 14, 1999

Exhibit No.   Document
-----------   --------

4.18          Investment  Agreement dated April 28, 2000 by and between the  (1)
              Company  and  Swartz  Private  Equity,   LLC  for  a  maximum
              aggregate amount of $30,000,000  incorporated by reference to
              Exhibit 4.18 to Registration  Statement on Form S-3 dated May
              5, 2000

4.18.1 Waiver and Agreement dated September 24, 2001 amending the (1) Investment Agreement dated April 28, 2000 by and between the
              Company  and  Swartz  Private  Equity,   LLC  for  a  maximum
              aggregate amount of $30,000,000  incorporated by reference to
              Exhibit 4.18.1 to Registration Statement on Form S-1 dated October 11, 2001

4.19 2001 Stock Option Plan of the Company dated February 21, 2001 (1) incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-8 dated March 26, 2001

4.20 Investment agreement dated September 17, 2001 by and between (1) the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $25,000,000 incorporated by reference to
              Exhibit 4.20 to Registration Statement on Form S-1 dated October 11, 2001

4.21 Registration Rights Agreement dated September 17, 2001 by and (1) between the Company and Swartz Private Equity, LLC related to the registration of the common stock related to Exhibit 4.20 incorporated by reference to Exhibit 4.21to Registration Statement on Form S-1 dated October 11, 2001

4.22 Warrant to Purchase Common Stock dated September 17, 2001 (1) exercisable to purchase common shares in connection with the Offering of securities in Exhibit 4.20 incorporated by reference to Exhibit 4.22 to Registration Statement on Form
              S-1 dated October 11, 2001

4.23 Financial Consulting Services Agreement between the Company (1) and M. Blaine Riley, Randall Letcavage and Rosemary Nguyen incorporated by reference to Exhibit 4.23 to Registration Statement on Form S-8 dated January 22, 2002

4.24          Form of 8% Convertible Debenture (Lincoln Ventures,  LLC) due  (1)
              June  10,  2004  aggregating   $1,000,000  to  six  investors
              incorporated by reference to Exhibit 4.24 to Registration Statement on Form S-3 dated June 27, 2002

4.25 Form of Stock Purchase Warrant (Lincoln Ventures, LLC) dated (1) June 10, 2002 exercisable to purchase an aggregate of 12,859,175 common shares at initial exercise prices ranging form  $0.08616  to $0.10289  per share  until June 10,  2007, granted to six investors in  connection  with the offering of
              securities   described  in  Exhibit  4.24   incorporated   by
              reference to Exhibit 4.25 to  Registration  Statement on Form
              S-3 dated June 27, 2002

Exhibit No.   Document
-----------   --------

4.26 Form of Registration Rights Agreement (Lincoln Ventures, LLC) (1) dated June 10, 2002 by and among the Company and six investors related to the registration of the common stock related to Exhibit 4.24 incorporated by reference to Exhibit
              4.26 to  Registration  Statement  on Form S-3 dated  June 27,
              2002

10.0          MATERIAL CONTRACTS.

10.1 1992 Incentive Stock Option Plan of the Company, incorporated (1) by reference to Exhibit 10.1 to Form 8-K dated May 12, 1992

10.1.1 Amendment to 1992 Incentive Stock Option Plan dated January (1) 11, 1995, incorporated by reference to Exhibit 10.1.1 to Form
              S-8 dated July 17, 1996

10.2          1992   Non-Statutory   Stock  Option  Plan  of  the  Company,  (1)
              incorporated  by  reference to Exhibit 10.2 to Form 8-K dated
              May 12, 1992

10.2.1 Amendment to 1992 Non-Statutory Stock Option Plan dated (1) January 11, 1995 incorporated by reference to Exhibit 10.2.1 to Form 10-KSB for fiscal year ended May 31, 1996

10.3          Lease Agreement  between the Company's  subsidiary  Metacomp,  (1)
              Inc.  and  Clar-O-Wood  Partnership,   a  California  limited
              partnership dated April 11, 1991 as amended November 11, 1992 and November 2, 1995 incorporated by reference to Exhibit
              10.3 to Form 10-KSB for fiscal year ended May 31, 1997

10.4 Stock Purchase Agreement dated November 29 and 30, 1995, (1) between the Company and SEA, Ltd., incorporated by reference to Exhibit 10.4 to Form 8-K dated December 11, 1995

10.4.1 Letter Amendment to Stock Purchase Agreement dated February (1) 21, 1996, between the Company and SEA, Ltd., incorporated by reference to Exhibit 10.4.1 to Form 10-QSB for fiscal quarter ended 2/29/96

10.5          1995  Employee  Stock   Compensation  Plan  of  the  Company,  (1)
              incorporated by reference to Exhibit 10.5 to Form 10-QSB for fiscal quarter ended 11/30/95

10.6 Letter Stock and Warrant Agreement dated January 10, 1996 (1) between the Company and Robert E. Crawford, Jr., incorporated by reference to Exhibit 10.6 to Form 10-QSB for fiscal quarter ended February 29, 1996

10.7 Non-Exclusive Manufacturing and Line of Credit Agreement (1) dated February 28, 1996, between the Company and Labway Corporation, incorporated by reference to Exhibit 10.7 to Form 10-QSB for fiscal quarter ended February 29, 1996

10.8 Distribution and Representation Agreement dated February 28, (1) 1996, between the Company and Innoware, Inc., incorporated by reference to Exhibit 10.8 to Form 10-QSB for fiscal quarter ended February 29, 1996

Exhibit No    Document
----------    --------

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

10.11 Sales Contractual Agreement dated March 19, 1996 between the Company and Evolve Software, Inc., incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 dated April 29, 1996

10.11.1 Two Year Stock Purchase Warrant dated March 19, 1996 Granted to Evolve Software, Inc. Providing for the Purchase of up to 50,000 Common Shares at $2.85, incorporated by reference to
              Exhibit 10.11.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 dated April 29, 1996

10.12 Employment Agreement dated as of May 8, 1996 between the Company and Michael A. Carenzo, including Schedule A - Stock Option Agreement, incorporated by reference to Exhibit 10.12 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated May 23, 1996

10.12.1 First Amendment to Employment Agreement dated as of May 8, 1996 between the Company and Michael A. Carenzo dated September 23, 1996, incorporated by reference to Exhibit
              10.12.1 to Form 10-KSB for the fiscal year ended May 31, 1997

10.13 1996 Stock Option Plan of the Company dated March 25, 1996 and approved by the Shareholders on May 17, 1996, incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated May 23, 1996

10.14 Sales Contractual Agreement dated June 20, 1996 between the Company and Compunetics Incorporated incorporated by reference to Exhibit 10.14 to Form 10-KSB for fiscal year ended May 31, 1996

Exhibit No.   Document
-----------   --------

10.15 Sales Contractual Agreement dated July 31, 1996 between the (1) Company and Premier Technical Sales, Inc. incorporated by reference to Exhibit 10.15 to Form 10-KSB for fiscal year ended May 31, 1996

10.16 Employment Agreement dated January 1, 1997 between the (1) Company and Norman J. Dawson incorporated by reference to
              Exhibit  10.16 to Form  10-KSB for fiscal  year ended May 31,
              1997

10.17 Employment Agreement dated January 1, 1997 between the (1) Company and Jayanta K. Maitra incorporated by reference to
              Exhibit  10.17 to Form  10-KSB for fiscal  year ended May 31,
              1997

10.18         Technology License and Distribution  Agreement dated June 23,  (1)
              1997   between  the  Company  and  Sun   Microsystems,   Inc.
              incorporated by reference to Exhibit 10.18 to Form 10-KSB for the fiscal year ended May 31, 1997

10.19 Employment Agreement dated March 23, 1998 between the Company (1) and James T. Lunney incorporated by reference to Exhibit
              10.19 to Form 10-KSB for the fiscal year ended May 31, 1998

10.20 Employment Agreement dated July 28, 1997 between the Company (1) and Phillip Morettini incorporated by reference to Exhibit
              10.20 to Form 10-KSB for the fiscal year ended May 31, 1998

10.21 Employment Agreement dated July 23, 1998 between the Company (1) and Lowell W. Giffhorn incorporated by reference to Exhibit
              10.21 to Form 10-KSB for the fiscal year ended May 31, 1998

10.22 Secured Promissory Note dated June 12, 2000 between the (1) Company and James T. Lunney incorporated by reference to
              Exhibit  10.22 to Form  10-KSB for the fiscal  year ended May
              31, 2000

10.23 Purchase Agreement dated June 29, 2000 between the Company (1) and 4S 37/38, LLC incorporated by reference to Exhibit 10.23 to Form 10-KSB for the fiscal year ended May 31, 2000

10.24 Employment Agreement dated October 2, 2000 between the (1) Company and Miklos B. Korodi incorporated by reference to
              Exhibit 10.24 to Form 10-QSB for the fiscal quarter ended November 30, 2000

10.25 Employment Agreement dated December 1, 2000 between the (1) Company and Richard G. Blum incorporated by reference to
              Exhibit 10.25 to Form 10-QSB for the fiscal quarter ended November 30, 2000

10.26         Employment  Agreement  dated  January  29,  2001  between the  (1)
              Company  and Serge J. Miller  incorporated  by  reference  to
              Exhibit  10.26 to Form  10-KSB for the fiscal  year ended May
              31, 2001

Exhibit No.   Document
-----------   --------

10.27 Lease Agreement dated February 23, 2001 between the Company (1) and Arden Realty Finance IV, LLC incorporated by reference to
              Exhibit  10.27 to Form  10-KSB for the fiscal  year ended May
              31, 2001

10.28 Employment Agreement dated January 1, 2001 between the (1) Company and David H. Pohl incorporated by reference to
              Exhibit  10.28 to Form  10-KSB for the fiscal  year ended May
              31, 2001

10.29 Employment Agreement dated April 26, 2001 between the Company (1) and David H. Pohl incorporated by reference to Exhibit 10.29 to Form 10-KSB for the fiscal year ended May 31, 2001

10.30 Employment Agreement dated November 17, 2001 between the (1) Company and Lowell W. Giffhorn incorporated by reference to
              Exhibit  10.30 to  Registration  Statement  on Form S-3 dated
              June 27, 2002

10.31 Employment Agreement dated December 20, 2001 between the (1) Company and Jayanta Maitra incorporated by reference to
              Exhibit  10.31 to  Registration  Statement  on Form S-3 dated
              June 27, 2002

10.32 Consulting Agreement dated March 7, 2002 between the Company (1) and SDMC, Inc. incorporated by reference to Exhibit 10.32 to Registration Statement on Form S-3 dated June 27, 2002

14.0          CODE OF ETHICS.

14.1          Code of Ethics for Senior Financial Officers                   (1)

23.0          CONSENTS OF EXPERTS AND COUNSEL.

23.1 Consent of Nation Smith Hermes Diamond, LLP independent (1) certified public accountants

23.2          Consent of BDO  Seidman,  LLP  independent  certified  public  (1)
              accountants

Exhibit No.   Document
-----------   --------

31.0          CERTIFICATIONS  PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
              ACT OF 2002.

31.1          Certification of Jeffrey E. Wallin, CEO                        (1)

31.2          Certification of Lowell W. Giffhorn, CFO                       (1)

32.0          CERTIFICATIONS  PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
              ACT OF 2002.

321.1         Certification of Jeffrey E. Wallin, CEO                        (1)

32.2          Certification of Lowell W. Giffhorn, CFO                       (1)

99.0          ADDITIONAL EXHIBITS.

99.1 Form of ISO Plan Option (Gaspar) dated May 29, 1992, (1) incorporated by reference to Exhibit 28.2 to registration statement on Form SB-2, file no. 33-57858

99.2 Form of NSO Plan Option (Berlin) dated May 29, 1992, (1) incorporated by reference to Exhibit 28.3 to registration statement on Form SB-2, file no. 33-57858

99.3 Form of Incentive Stock Option Agreement to the Company's (1) 1996 Stock Option Plan (individual agreements differ as to number of shares, dates, prices and vesting), incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated May 23, 1996

99.4 Form of NonQualified Stock Option Agreement to the Company's (1) 1996 Stock Option Plan (individual agreement differ as to number of shares, date, prices and vesting), incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated May 23, 1996

99.5          Press  Release  of  the  Company   dated   November  4,  1996  (1)
              incorporated by reference to Exbibit 99.5 to Form 8-K dated January 9, 1997

99.6 Form of Incentive Stock Option Agreement to the Company's (1) 2001 Stock Option Plan incorporated by reference to Exhibit
              99.6 to  Registration  Statement  on Form S-8 filed March 26,
              2001

99.7 Form of Non-Qualified Stock Option Agreement to the Company's (1) 2001 Stock Option Plan incorporated by reference to Exhibit
              99.7 to  Registration  Statement  on Form S-8 filed March 26,
              2001


         (1) Previously filed in indicated registration statement or report.
         (2) Exhibit filed herewith this Annual Report on Form 10-K for the fiscal year ended May 31, 2003


(b)  Financial Statement Schedules

         The following financial statement schedule filed herein as a part of this report at F-33

         Schedule II- Valuation and Qualifying Accounts

         All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or the Notes thereto.

(c) Reports on Form 8-K - None.

Patriot Scientific Corporation

Index to Consolidated Financial Statements

         Report of Nation Smith Hermes Diamond, Independent Certified Public
           Accountants...............................................................   F-2

         Report of BDO Seidman, LLP, Independent Certified Public Accountants........   F-3

         Consolidated Balance Sheets as of May 31, 2003 and 2002.....................   F-4

         Consolidated Statements of Operations for the Years Ended May 31,
           2003, 2002 and 2001.......................................................  F-5

         Consolidated Statement of Stockholders' Equity (Deficit) for the
           Years Ended May 31, 2003, 2002 and 2001...................................  F-6

         Consolidated Statements of Cash Flows for the Years Ended
           May 31, 2003, 2002 and 2001...............................................  F-7

         Summary of Accounting Policies..............................................  F-8-
                                                                                       F-13

         Notes to Consolidated Financial Statements.................................. F-14-
                                                                                      F-32

         Schedule II- Valuation and Qualifying Accounts..............................  F-33

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Patriot Scientific Corporation
San Diego, California

We have audited the accompanying consolidated balance sheets of Patriot Scientific Corporation as of May 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two year period ended May 31, 2003. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Patriot Scientific Corporation at May 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Nation Smith Hermes Diamond

San Diego, California

August 14, 2003, except for note 1, dated as of August 26, 2003.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Patriot Scientific Corporation
San Diego, California

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended May 31, 2001. We have also audited the schedule listed in the accompanying index for the year ended May 31, 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated results of Patriot Scientific Corporation's operations and cash flows for the year ended May 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for the year ended May 31, 2001.

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

/s/ BDO Seidman, LLP

Los Angeles, California
August 9, 2001, except for Note 1, dated as of August 15, 2001

                       PATRIOT SCIENTIFIC CORPORATION
                        Consolidated Balance Sheets


May 31,                                                                          2003                    2002
-----------------------------------------------------------------------------------------------------------------

ASSETS  (Notes 4 and 5)

CURRENT ASSETS:
      Cash and cash equivalents                                            $       32,663         $       88,108
      Accounts receivable, net of allowance
        of $10,000 and $6,000 for uncollectible accounts                            3,866                  4,797
      Prepaid expenses                                                             93,030                 35,749
-----------------------------------------------------------------------------------------------------------------

Total current assets                                                              129,559                128,654

PROPERTY AND EQUIPMENT, net (Note 2)                                              153,530                285,488

OTHER ASSETS, net of accumulated amortization of none and $20,333                  53,220                330,863

PATENTS AND TRADEMARKS, net of accumulated amortization
  of $522,948 and $400,158                                                        128,925                189,521
-----------------------------------------------------------------------------------------------------------------
                                                                           $      465,234         $      934,526
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Secured note payable, net of debt discount of none and $189,516 (Note$4)    635,276         $      445,760
      Current portion of 8% Convertible Debentures, net of debt discount of
         $103,121 and  none (Note 5)                                              121,879                      -
      Secured notes payable to shareholder                                        180,000                      -
      Accounts payable                                                            397,180                385,255
      Accrued liabilities                                                         245,822                211,291
      Current portion of capital lease obligation                                   6,405                  5,116
-----------------------------------------------------------------------------------------------------------------

Total current liabilities                                                       1,586,562              1,047,422

8% CONVERTIBLE DEBENTURES, net of debt discount of $709,890 and $192,802 (Note 5) 280,110                315,198

LONG TERM PORTION OF CAPITAL LEASE OBLIGATION                                      10,326                 16,731

COMMITMENTS AND CONTINGENCIES (Notes 1, 7 and 11)

STOCKHOLDERS' DEFICIT (Notes 4, 5, 6 and 7):
      Preferred stock, $.00001 par value; 5,000,000 shares
        authorized: none outstanding                                                    -                      -
      Common stock, $.00001par value; 200,000,000 shares authorized:
        106,547,807 and 81,465,757 issued and outstanding at May 31, 2003
        and 2002, respectively                                                      1,066                    815
      Additional paid-in capital                                               44,281,210             41,440,101
      Accumulated deficit                                                     (45,694,040)           (41,805,741)
      Note receivable (Note 3)                                                          -                (80,000)
-----------------------------------------------------------------------------------------------------------------
Total stockholders' deficit                                                    (1,411,764)              (444,825)
-----------------------------------------------------------------------------------------------------------------
                                                                           $      465,234         $      934,526
-----------------------------------------------------------------------------------------------------------------

See  accompanying  reports of  independent  certified  public  accountants,
summary  of  accounting  policies  and  notes  to  consolidated   financial
statements.

                       PATRIOT SCIENTIFIC CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS


Years Ended May 31,                                                  2003                  2002                 2001
---------------------------------------------------------------------------------------------------------------------------

Net sales (Note 12):
     Product                                                 $          108,403   $           358,809    $         336,684
     Licenses and royalties                                              15,500                     -                  700
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                               123,903               358,809              337,384
---------------------------------------------------------------------------------------------------------------------------

Cost of sales:
     Product costs                                                       18,660               244,547              444,320
     Inventory obsolescence                                                   -               149,433              100,000
---------------------------------------------------------------------------------------------------------------------------
Cost of sales                                                            18,660               393,980              544,320
---------------------------------------------------------------------------------------------------------------------------

Gross profit (loss)                                                     105,243               (35,171)            (206,936)

Operating expenses:
     Research and development                                           723,287             1,372,421            2,218,433
     Selling, general and administrative                              1,821,902             2,708,579            2,588,579
---------------------------------------------------------------------------------------------------------------------------
Operating expenses                                                    2,545,189             4,081,000            4,807,012
---------------------------------------------------------------------------------------------------------------------------
Operating loss                                                       (2,439,946)           (4,116,171)          (5,013,948)
---------------------------------------------------------------------------------------------------------------------------
Other income (expenses):
     Interest income                                                        191                 2,662               48,329
     Interest expense (Notes 4, 5 and 6)                             (1,448,544)           (1,373,542)              (3,284)
---------------------------------------------------------------------------------------------------------------------------
Other income (expenses)                                              (1,448,353)           (1,370,880)              45,045
---------------------------------------------------------------------------------------------------------------------------
Net loss                                                     $       (3,888,299)  $        (5,487,051)   $      (4,968,903)
---------------------------------------------------------------------------------------------------------------------------

Basic and diluted loss
     per common share (Note 8)                               $            (0.04)  $             (0.08)   $           (0.09)
---------------------------------------------------------------------------------------------------------------------------

Weighted average number of
  common shares outstanding
  during the period (Note 8)                                         93,791,470            66,810,028           53,433,788
---------------------------------------------------------------------------------------------------------------------------

See  accompanying  reports of  independent  certified  public  accountants,
summary  of  accounting  policies  and  notes  to  consolidated   financial
statements.

                       PATRIOT SCIENTIFIC CORPORATION
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

----------------------------------------------------------------------------------------------------------------------------
Years Ended May 31, 2003, 2002 and 2001
                                                        Common Stock         Additional        Accumulated     Stockholders'
                                                   -----------------------
                                                    Shares        Amount     Paid-in Capital     Deficit       Equity (Deficit)
----------------------------------------------------------------------------------------------------------------------------


Balance, June 1, 2000                               51,126,675    $   511   $  33,559,158     $ (31,349,787)   $  2,209,882
----------------------------------------------------------------------------------------------------------------------------

Issuance of common stock at $.43 to $1.05
  per share (Note 7)                                 5,411,320         54       3,342,143                 -       3,342,197
Exercise of common stock warrants and
  options at $.25 to $.32 per share (Note 7)           997,416         10         289,063                 -         289,073
Issuance of options for services                             -          -         130,139                 -         130,139
Issuance of note receivable (Note 3)                         -          -         (80,000)                -         (80,000)
Net loss                                                     -          -               -        (4,968,903)     (4,968,903)
----------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2001                               57,535,411    $   575   $  37,240,503 (1) $ (36,318,690)   $    922,388
----------------------------------------------------------------------------------------------------------------------------

Issuance of common stock at $.07 to $.30
  per share (Notes 6 and  7)                         4,888,680         49         879,556                 -         879,605
Exercise of common stock warrants and
  options at $.25 to $.32 per share (Note 7)           241,666          3          73,830                 -          73,833
Issuance of options for services                             -          -         106,926                 -         106,926
Issuance of common stock for services
  at $.09 per share                                  2,200,000         22         197,978                 -         198,000
Conversion of notes payable
  at $.07 to $.09 per share (Note 4)                16,600,000        166       1,552,885                 -       1,553,051
Value of warrants issued                                     -          -       1,308,423                 -       1,308,423
Net loss                                                     -          -               -        (5,487,051)     (5,487,051)
----------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2002                               81,465,757    $   815   $  41,360,101 (1) $ (41,805,741)   $   (444,825)
----------------------------------------------------------------------------------------------------------------------------

Issuance of common stock at $.03 to $.05
  per share (Notes 6 and  7)                         3,765,266         38         120,312                 -         120,350
Collection of note receivable (Note 3)                       -          -          80,000                 -          80,000
Issuance of common stock for services
  at $.04 to $.06 per share                          2,780,000         28         148,772                 -         148,800
Conversion of debentures payable plus accrued interest
  at $.04 to $.05 per share (Note 4)                18,536,784        185         836,375                 -         836,560
Value of warrants issued                                     -          -       1,735,650                 -       1,735,650
Net loss                                                     -          -               -        (3,888,299)     (3,888,299)
----------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2003                              106,547,807    $ 1,066   $  44,281,210     $ (45,694,040)   $ (1,411,764)
----------------------------------------------------------------------------------------------------------------------------

See  accompanying  reports of  independent  certified  public  accountants,
summary  of  accounting  policies  and  notes  to  consolidated   financial
statements.

(1) Additional Paid-In Capital included a note receivable of $80,000 and additional paid-in capital of $37,320,503 at May 31, 2001 and $41,440,101 at May 31, 2002.

                       PATRIOT SCIENTIFIC CORPORATION
                   Consolidated Statements of Cash Flows

-------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Years Ended May 31,                                    2003                2002              2001
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net loss                                      $  (3,888,299)     $   (5,487,051)    $  (4,968,903)
     Adjustments to reconcile net loss
       to cash used in operating activities:
         Amortization and depreciation                   258,915             285,759           260,316
         Provision for doubtful accounts                  24,000              76,000            49,000
         Provision for inventory obsolescence                  -             149,433           100,000
         Common stock, options and warrants issued for
             services                                    148,800              99,000           119,565
         Non -cash interest expense related to convertible
             debentures, notes payable and warrants    1,304,957           1,324,431                 -
         Changes in:
             Accounts receivable                         (33,346)            (45,973)         (242,405)
             Inventories                                       -              73,960          (252,229)
             Prepaid and other assets                    216,195             (83,334)           (2,563)
             Accounts payable and accrued expenses        83,016             (24,759)           98,039
-------------------------------------------------------------------------------------------------------
Net cash used in operating activities                 (1,885,762)         (3,632,534)       (4,839,180)
-------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
     Note receivable (Note 3)                             60,000                   -           (80,000)
     Web site development costs                                -                   -           (25,000)
     Purchase of property, equipment and patents, net    (62,194)           (146,156)         (388,557)
-------------------------------------------------------------------------------------------------------
Net cash used in investing activities                     (2,194)           (146,156)         (493,557)
-------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
     Proceeds from issuance of secured notes payable     180,000           1,790,000                 -
     Payments for capital lease obligations               (5,116)             (3,148)                -
     Proceeds from issuance of convertible debentures  1,507,000             508,000                 -
     Proceeds from issuance of common stock              120,350             879,605         3,342,197
     Proceeds from exercise of common stock warrants
       and options                                             -              73,833           289,073
     Proceeds from sale of accounts receivable            30,277             154,158            65,575
-------------------------------------------------------------------------------------------------------
Net cash provided by financing activities              1,832,511           3,402,448         3,696,845
-------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (55,445)           (376,242)       (1,635,892)
CASH AND CASH EQUIVALENTS, beginning of year              88,108             464,350         2,100,242
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year             $      32,663      $       88,108     $     464,350
-------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Convertible debentures, notes payable and accrued
       interest exchanged for common stock         $     836,560      $    1,154,725     $           -
     Cash payments for interest                    $      15,083      $       19,719     $           -
     Common stock issued for prepaid services      $           -      $      198,000     $           -
     Warrants and options paid issued for prepaid
       services                                                -      $      117,500     $      10,574
     Write-off of inventory                        $           -      $       38,052     $     177,000
     Capital lease obligation                      $           -      $       24,996     $           -
     Debt discount                                 $   1,763,816      $    1,308,423     $           -
     Debt discount cancelled                       $     527,067      $            -     $           -
-------------------------------------------------------------------------------------------------------

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

RECLASSIFICATIONS
Certain reclassifications have been made to the 2002 and 2001 financial statements in order for them to conform to the 2003 presentation. Such reclassifications have no impact on the Company's financial position or results of operations.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable.

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

The carrying value of financial instruments including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these instruments. With respect to long-term debt, the carrying amounts approximate fair value due to the relative consistency in interest rates and the short term nature of the debt, with all debt maturing within two years of issuance.

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

PROPERTY, EQUIPMENT AND DEPRECIATION
Property and equipment are stated at cost. Depreciation is computed over the estimated useful life of three to five years using the straight-line method. The Company follows the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-lived Assets." Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows from and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

PATENTS AND TRADEMARKS
Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of four years. The carrying value of patents and trademarks is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value determined based on the provisions of SFAS No. 144 as discussed above.

REVENUE RECOGNITION
We recognize revenue on the shipment to our customers of communication products, microprocessor integrated chips and evaluation boards. We also derive revenue from fees for the transfer of proven and reusable intellectual property components or the performance of engineering services. We enter into licensing agreements that will provide licensees the right to incorporate our intellectual property components in their products with terms and conditions that will vary by licensee. Generally, these payments will include a nonrefundable technology license fee, which will be payable upon the transfer of intellectual property, or a nonrefundable engineering service fee, which generally will be payable upon achievement of defined milestones. In addition, we anticipate these agreements will include royalty payments, which will be payable upon sale of a licensee's product, and maintenance and limited support fees. We will classify all revenue that involves the future sale of a licensee's products as royalty revenue. Royalty revenue will be generally recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property components (i.e., in the quarter following the sale of licensed product by the licensee). We will classify all revenue that does not involve the future sale of a licensee's products, primarily license fees and engineering service fees and maintenance and support fees, as contract revenue. License fees will be recognized upon the execution of the license agreement and transfer of intellectual property, provided no further significant performance obligations exist and collectibility is deemed probable. Fees related to engineering services contracts, which will be performed on a best efforts basis and for which we will receive periodic milestone payments, will be recognized as revenue over the estimated development period, using a cost-based percentage of completion method. Annual maintenance and support fees, which will be renewable by the licensee, will be classified as contract revenue and will be amortized over the period of support, generally 12 months.

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred.

ADVERTISING
The Company expenses advertising costs as incurred. Advertising expenses were approximately $3,400, $9,000 and $7,400 for the years ended May 31, 2003, 2002 and 2001, respectively.

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

INVENTORIES
Inventories consist of raw materials, work in process and finished goods and are valued at the weighted average cost method, which approximates cost on a first-in, first-out basis, not in excess of market value. As of May 31, 2003 and 2002 both inventory amounts were fully reserved.

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

SALE OF ACCOUNTS RECEIVABLE
The Company has adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A $400,000 factoring line established by the Company with a bank enables the Company to sell selected accounts receivable invoices to the bank with full recourse against the Company. These transactions qualify for a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it is not entitled to or obligated to repurchase or redeem the invoices before their maturity and it does not have the ability to unilaterally cause the bank to return the invoices. Under SFAS 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During fiscal 2003 and 2002, the Company sold approximately $38,000 and $193,000, respectively, of its accounts receivable to a bank under a factoring agreement for approximately $30,000 and $177,000, respectively. Pursuant to the provisions of SFAS 140, the Company reflected the transaction as a sale of assets and established an accounts receivable from the bank for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 20% of the total accounts receivable invoice sold to the bank less 1% of the total invoice as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer. At May 31, 2003, accounts receivable invoices totaling $3,811 were outstanding and $396,189 was available for future factoring of accounts receivable invoices.

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

SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and disclosure," require the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock based compensation under APB No. 25.

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

Under the accounting provisions for SFAS No. 123, the Company's net loss per share would have been increased by the pro forma amounts indicated below:

                                            2003                  2002                   2001
----------------------------------------------------------------------------------------------------

Net loss as reported                $       (3,888,299)   $       (5,487,051)    $       (4,968,903)
Compensation expense                          (289,023)             (567,010)              (379,626)
                                    -------------------   -------------------    -------------------
Net loss pro forma                  $       (4,177,322)   $       (6,054,061)    $       (5,348,529)
                                    ===================   ===================    ===================
As reported per share
     Basic and diluted loss         $            (0.04)   $            (0.08)    $            (0.09)
                                    ===================   ===================    ===================
Pro forma per share
     Basic and diluted loss         $            (0.04)   $            (0.09)    $            (0.10)
                                    ===================   ===================    ===================

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." SFAS No. 148 amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and is effective for interim periods beginning after December 15, 2002. The Company's adoption of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective on December 31, 2002. We adopted the recognition provisions of the interpretation in the quarter ended February 28, 2003. The adoption of this interpretation did not impact our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as
"variable interest entities" (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, this interpretation requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. This interpretation is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of the interpretation must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Certain disclosures are effective immediately. The adoption of this interpretation did not impact our financial position or results of operations.

In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133,

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

"Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement is not expected to have a material effect on the consolidated financial statements

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this Statement is not expected to have a material effect on the consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   CONTINUED EXISTENCE AND MANAGEMENT'S PLAN

Our consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our obtaining sufficient financing to sustain our operations. We incurred a net loss of $3,888,299, $5,487,051, and $4,968,903 and negative cash flow from operations of $1,885,762, $3,632,534, and $4,839,180 in the years ended May 31, 2003, 2002 and 2001, respectively. At May 31, 2003, we had deficit working capital of $1,457,003 and cash and cash equivalents of $32,663. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $55,445 during the year ended May 31, 2003.

We estimate our current cash requirements to sustain our operations through August 2004 to be $2.1 million. Since we are no longer supporting the communications product line, we are assuming that there will be no communications product revenue. We have a note payable to Swartz Private Equity, LLC ("Swartz") of $635,276 at May 31, 2003 which is due March 1, 2004. We also have convertible debentures with a group of investors as of May 31, 2003 aggregating $1,165,000 and advances of $50,000 on a convertible debenture that closed subsequent to May 31, 2003. At the option of the debenture holders, they may purchase additional debentures up to $1 million at any time during the next two years as long as the price of our common stock is in excess of $0.20 per share. During the year ended May 31, 2003, we obtained $120,350 from the sale of equity to several private investors and $180,000 from short term notes entered into with a related party. . Subsequent to May 31, 2003, we obtained an additional $422,500 from the issuance of convertible debentures net of advances discussed above, $50,100 from the exercise of a warrant, $10,000 from a loan issued to a related party, and $31,000 from the sale of common stock.

If the optional amounts under the convertible debentures are not raised in sufficient amounts, then we may not have funds sufficient to meet our cash requirements. In such circumstances, we may need to secure additional short-term debt, private placement debt and/or equity financings with individual or institutional investors. In addition, we may need to make additional cost reductions if our cash requirements cannot be met from external sources. We expect that the $2.1 million requirement will be provided by:

     o    additional debt and/or equity financings; and

     o    proceeds from the exercise of outstanding stock options and warrants.


In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. We also have a $400,000 accounts receivable factoring agreement with our bank. As of May 31, 2003 there was a balance due under the factoring agreement of $3,811.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We anticipate our future revenue to be derived primarily from the sale of licenses and royalties. To receive this revenue, we may require additional equipment, fabrication, components and supplies during the next twelve months to support potential customer requirements and further develop our technologies. Product introductions such as those currently underway for the Ignite I may require significant product launch, marketing personnel and other expenditures that cannot be currently estimated. Further, if expanded development is commenced or new generations of microprocessor technology are accelerated beyond current plans, additional expenditures we cannot currently estimate, may be required. It is possible therefore, that higher levels of expenditures may be required than we currently contemplate resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise.

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

2.    PROPERTY AND    Property and equipment consisted of the following:
      EQUIPMENT

                                                                                           May 31,
                                                                            -----------------------------------
                                                                                 2003                2002
                      -----------------------------------------------------------------------------------------

                      Computer equipment and software                    $       1,660,707   $       1,660,707
                      Furniture and fixtures                                       499,274             499,274
                      Laboratory equipment                                         205,594             205,594
                                                                         ------------------  ------------------

                                                                                 2,365,575           2,365,575

                      Less accumulated depreciation and amortization             2,212,045           2,080,087
                                                                         ------------------  ------------------

                      Net property and equipment                         $         153,530   $         285,488
                      -----------------------------------------------------------------------------------------

                      Depreciation expense was $131,958, $211,850 and $186,621 for the years ended May 31, 2003, 2002 and 2001.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  NOTE RECEIVABLE

In June 2000, the Company entered into a three-year, $80,000 Secured Promissory Note Receivable with an individual who was, at the time of the issuance of the note, an executive officer of the Company. The note had an interest rate of 6% per annum with interest payments due semi-annually and the principal due at the maturity of the note. The individual pledged 100,000 shares of the Company's common stock that he held on the date of issuance as security for this note. In April 2003, the Company negotiated an early payment discount and the individual paid $60,000 to retire this note. The balance of $20,000 was written off to bad debt expense during the year ended May 31, 2003.

4. SECURED NOTE PAYABLE

On March 12, 2002, we replaced and superceded a previously issued Secured Promissory Note with Swartz with an Amended Secured Promissory Note and Agreement with an effective date of October 9, 2001, an Addendum to Amended Secured Promissory Note dated March 12, 2002 and an Antidilution Agreement and Addendum to Warrants dated March 19, 2003. The amended note, which originally was to mature on January 9, 2003, has been extended to March 1, 2004 and amounts outstanding under the note bear interest at the rate of 5% per annum. Per the antidilution agreement, principal and interest payments are deferred until March 1, 2004.

As part of the consideration for entering into the above amended note, we agreed to issue warrants to Swartz related to each advance against the note. In connection with each advance, we issued to Swartz a warrant to purchase a number of shares of common stock equal to the amount of the advance multiplied by 8.25 at an initial exercise price equal to the lesser of (a) the factor of the average of the volume weighted average price per share, as defined by Bloomberg L.P., for each trading day in the period beginning on the date of the previous advance and ending on the trading day immediately preceding the date of the current advance multiplied by .70 or (b) the volume weighted average price per share minus $0.05. In addition, we were obligated under the addendum to the note to issue to Swartz warrants equal to 20% of the common stock issued between March 12, 2002 and April 1, 2003 and we are obligated under the antidilution agreement to issue to Swartz warrants equal to 30% of the common stock issued subsequent to April 1, 2003 to any parties other than Swartz. In addition, we agreed to extend the expiration date to December 31, 2006 on certain warrants that were to expire previous to December 31, 2006. In exchange for these concessions, Swartz agreed to extend the due date to March 1, 2004 on a note for $635,276 net of accrued interest and unreserved 20,007,350 shares that have been reserved for the exercise of warrants for a period the sooner of 1) March 19, 2004, or 2) 90 days after the date on which our common stock exceeds $0.375 for 10 consecutive trading days.

As of May 31, 2003 we issued warrants to purchase up to 18,243,712 shares of our common stock in accordance with the amended note agreements and antidilution agreement. The warrants issued were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was also recorded as debt discount.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The note is secured by our assets.

All debt discounts were amortized as additional interest expense over the initial term of the note payable. As of May 31, 2003, $1,107,238 had been reflected as debt discount of which $189,516 and $917,722 was amortized to interest expense during the years ended May 31, 2003 and 2002, respectively.

         Advances against the note                                              $1,790,000
         Less amount applied against $30 million equity line of credit            (227,800)
         Less amount applied against $25 million equity line of credit            (926,924)
                                                                                        -
         Less debt discount
                  Total                                        1,107,238
                  Amount amortized to expense                 (1,107,238)               -
                                                              -----------       -----------
         Note payable at May 31, 2003                                            $  635,276
                                                                                ===========

On November 9, 2001, an offset of $227,800 from the sale of 2,500,000 shares of common stock was applied against the final put under a $30 million equity line of credit.

On May 30, 2002, an offset of $926,924 from the sale of 14,100,000 shares of common stock was applied against the first and only put under the $25 million equity line of credit discussed above

5.  8% CONVERTIBLE DEBENTURES

Overview. From April 23, 2002 through August 26, 2003, we sold an aggregate of $2,437,500 of 8% convertible debentures to a group of eleven investors. The convertible debentures entitle the debenture holder to convert the principal and unpaid accrued interest into our common stock for two years from the date of closing. In addition, the debenture holders received warrants exercisable into a number of our common shares.

Number of Shares Debentures May Be Converted Into. The debentures can be converted into a number of our common shares at conversion prices that initially equaled $0.041 to $0.10289 per share.

Resets of Conversion Price and Conversion Shares. A reset date occurs on each three month anniversary of the closing date of each debenture and on the date the registration statement becomes effective, October 29, 2002 for the first $1,000,000 of principal, March 7, 2003 for the second $605,000 of principal and June 26, 2003 for the third $510,000 of principal. If the volume weighted average price for our common stock for the ten days previous to the reset date is less than the conversion price in effect at the time of the reset date, then the number of common shares issuable to the selling shareholder on conversion will be increased. If the conversion price is reset, the debenture can be converted into a number of our common shares based on the following calculation: the amount of the debenture plus any unpaid accrued interest divided by the reset conversion price

PATRIOT  SCIENTIFIC  CORPORATION  NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

which shall equal the volume weighted average price for our common stock for the ten days previous to the reset date. On October 29, 2002, the date the registration statement for the first $1,000,000 of principal became effective, the conversion prices were reset to $0.04457 from initial conversion prices ranging from $0.08616 to $0.10289. On March 7, 2003, the date the registration statement for the second $605,000 of principal became effective, the conversion prices were reset to $0.04722 from initial conversion prices ranging from $0.05126 to $0.0727. On June 26, 2003, the date the registration statement for the third $510,000 of principal became effective, the conversion prices for debentures with initial conversion prices of $0.065 will reset to $0.06346.

Warrants. Concurrent with the issuance of the convertible debentures, we issued to the debenture holders warrants to purchase up to 33,471,953 shares of our common stock. These warrants are exercisable for five years from the date of issuance at either initial negotiated exercise prices or prices equal to 115% of the volume weighted average price for our common stock for the ten days previous to the debenture date. The warrant exercise price is subject to being reset on each six month anniversary of its issuance.

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

Registration Rights. We are responsible for registering the resale of the shares of our common stock which will be issued on the conversion of the debentures. On October 29, 2002, a registration

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

statement covering the first $1,000,000 of debentures was declared effective by the Securities and Exchange Commission. On March 7, 2003, a registration statement covering the second $605,000 of debentures was declared effective by the Securities and Exchange Commission. On June 26, 2003, a registration statement covering the third $510,000 of debentures was declared effective by the Securities and Exchange Commission.

The convertible debentures are secured by our assets.


Convertbile debenture dated April 23, 2002                                                  $       225,000
Convertbile debentures dated June 10, 2002                                                          775,000
Convertbile debenture dated August 23, 2002                                                         175,000
Convertbile debentures dated October 29, 2002                                                       180,000
Convertbile debenture dated December 16, 2002                                                       100,000
Convertbile debenture dated January 24, 2003                                                        150,000
Convertbile debenture dated March 24, 2003                                                          162,500
Convertbile debenture dated April 15, 2003                                                           10,000
Convertbile debenture dated May 20, 2003                                                            187,500
Advances against debenture issued subsequent to May 31, 2003                                         50,000
Less amounts converted to common stock                                                             (800,000)
Less debt discount
                            Total discounts recorded                    $     1,965,000
                            Amount amortized to expense                        (624,922)
                            Amount cancelled on conversion                     (527,067)           (813,011)
                                                                           -------------    ----------------
Convertible debentures at May 31, 2003                                                              401,989
Less current portion                                                                                121,879
                                                                                            ----------------
Long term portion                                                                           $       280,110
                                                                                            ================


6.   INVESTMENT AGREEMENT

$25 Million Equity Line of Credit Agreement

Overview. On September 17, 2001, we entered into an investment agreement with Swartz. The investment agreement entitles us to issue and sell our common stock to Swartz for up to an aggregate of $25 million from time to time during a three-year period following the effective date of the registration statement. This is also referred to as a put right. We filed a registration statement on Form S-1 on October 11, 2001 that was declared effective on November 5, 2001 for 15,000,000 shares of our common stock which we issued to Swartz during the fiscal year ended May 31, 2002. There remains approximately $24 million available under this line conditioned on us filing one or more additional registration statements. As of May 31, 2003, we have not filed a statement requesting the registration of additional shares to put to Swartz under the $25 million equity line of credit.

Put Rights. In order to invoke a put right, we must have an effective registration statement on file with the SEC registering the resale of the common shares which may be issued as a consequence of the invocation of that put right. Additionally, we must give at least ten but not more than twenty

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Limitations and Conditions Precedent to Our Put Rights. We may not initiate a put if, as of the proposed date of such put:

          o we have issued shares of our common stock that have been paid for by Swartz and the amount of proceeds we have received is equal to the maximum offering amount;

          o the registration statement covering the resale of the shares becomes ineffective or unavailable for use;

          o our common stock is not actively trading on the OTC Bulletin Board, the Nasdaq Small Cap Market, the Nasdaq National Market, the American Stock Exchange, or the New York Stock Exchange, or is suspended or delisted with respect to the trading on such market or exchange.

If any of the following events occur during the pricing period for a put, the volume accrual shall cease. For the put, the pricing period shall be adjusted to end 10 business days after the date that we notify Swartz of the event, and any minimum price per share we specified shall not apply to the put:

          o we have announced or implemented a stock split or combination of our common stock between the advanced put notice date and the end of the pricing period;

          o    we  have  paid  a  common  stock   dividend  or  made  any  other
               distribution of our common stock between the advanced put notice date and the end of the pricing period;

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          o we have made a distribution to the holders of our common stock or of all or any portion of our assets or evidences of indebtedness between the put notice date and the end of the pricing period;

          o we have consummated a major transaction (including a transaction, which constitutes a change of control) between the advance put notice date and the end of the pricing period, the registration statement covering the resale of the shares becomes ineffective or unavailable for use, or our stock becomes delisted for trading on our then primary exchange; or

          o we discover the existence of facts that cause us to believe that the registration statement contains an untrue statement or omits to state a material fact.

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

any misrepresentations or breaches we made in connection with the investment agreement, our registration rights agreement, other related agreements, or the registration statement.

Waiver and Agreement. On March 12, 2002, we entered into an amended waiver and agreement with Swartz which replaced and superseded all previous waivers and agreements. This amended waiver and agreement extended the time of the put beyond twenty days and redefined the price of the put to be the lesser of the factor of (a) the volume weighted average price per share, as defined by Bloomberg L.P., for each day of the put multiplied by .70 or (b) the volume weighted average price per share minus $0.05 multiplied by 20% of the acceptable daily volume as defined in the waiver. At the discretion of Swartz, the 20% daily volume limitation could be increased up to 30% of the daily volume. In addition, the amended waiver and agreement increased the intended put share amount for the first put to 14,100,000 shares, which is the total number of shares we had registered so far under the $25 million equity line of credit. On May 30, 2002 we closed the first put under the $25 million equity line of credit by applying the proceeds of $926,924 to the secured note payable discussed in
Note 4.

Warrants. In connection with closing the $25 million equity line of credit, we issued to Swartz a commitment warrant to purchase 900,000 shares of our common stock. This warrant was valued on the issuance date using the Black-Scholes pricing model and the value was recorded as a debt discount.

7.   STOCKHOLDERS' EQUITY (DEFICIT)

PRIVATE OFFERINGS AND WARRANTS

During fiscal 2003, 3,765,266 restricted shares of common stock were issued to a group of individual investors for $120,350; 2,000,000 shares of common stock were issued to a consultant in exchange for services valued at $110,000; and 400,000 shares valued at $16,000 were issued to a former executive of the company as partial settlement of a legal action. The fair value (as determined by the quoted market price) for the consulting services and legal settlement were recorded as additional general and administrative expense during the year ended May 31, 2003. Also, during fiscal 2003, the Company issued 380,000 shares of common stock to a vendor in satisfaction of $22,800 of trade accounts payable.

At May 31, 2003, the Company had warrants outstanding to purchase 58,992,468 common shares at exercise prices ranging from $0.033 to $1.12 per share expiring beginning in 2004 through 2008.

During fiscal 2003, the Company issued warrants to purchase 35,005,013 common shares of stock at exercise prices ranging from $0.04 to $0.065 per share. Of this amount, warrants to purchase 5,355,562 common shares of stock were issued to Swartz related to the Addendum to Amended Secured Promissory Note dated March 12, 2002 and an Antidilution Agreement and Addendum to Warrants dated March 19, 2003 discussed in Note 4, warrants to purchase 28,649,451 common

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

shares of stock were issued to a group of eleven individual and institutions investors related to the 8% Convertible Debentures discussed in Note 5, and warrants to purchase 1,000,000 common shares of stock were issued to two consultants.

During fiscal 2002, the Company issued warrants to purchase 23,197,201 common shares of stock at exercise prices ranging from $0.048 to $0.54 per share. Of this amount, warrants to purchase 3,113,302 common shares of stock were issued to Swartz related to a $30 million investment agreement, a warrant to purchase 900,000 common shares of stock was issued to Swartz related to the $25 million investment agreement, warrants to purchase 16,519,090 common shares of stock were issued to Swartz related to the 5% Secured Note Payable of which 3,630,940 were cancelled, a warrant to purchase 2,514,809 common shares of stock was issued to Lincoln Ventures LLC related to the first funding under the 8% Convertible Debenture and a warrant to purchase 150,000 common shares of stock was issued to a consultant. See Notes 4, 5 and 6 for further discussion.

Also, during fiscal 2002, the Company's shareholders approved an increase in the authorized number of common shares from 100,000,000 to 200,000,000.

1992 INCENTIVE STOCK OPTION PLAN ("ISO")

The Company has an ISO Plan which expired March 20, 2002. The ISO Plan provided for grants to either full or part time employees, at the discretion of the board of directors, to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of the share could not be less than 110 percent of the fair market value of the share on the date of grant. Any options granted under the ISO Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder). At May 31, 2003, options to purchase up to 17,500 shares of common stock remained outstanding and will expire in 2005.

1992 NON-STATUTORY STOCK OPTION PLAN("NSO")

The Company has an NSO Plan which expired March 20, 2002. The NSO Plan provided, at the discretion of the board of directors, for grants to either full or part time employees, directors and consultants of the Company to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. Any options granted under the NSO Plan must be exercised within ten years of the date they were granted. At May 31, 2003, options to purchase up to 50,000 shares of common stock remained outstanding and will expire in 2005.

1996 STOCK OPTION PLAN

Effective March 1996, the Company adopted the 1996 Stock Option Plan, which was amended by the Stockholders in December 1997, expiring March 24, 2006, reserving for issuance 4,000,000 shares of the Company's common stock. The 1996 Stock Option Plan provides, at the discretion of the board of directors, for grants to either full or part time employees, directors and consultants of

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Company to purchase common stock of the Company at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 1996 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal years ended May 31, 2003 and 2002, the Company granted options to purchase 340,500 and 1,000,000 shares of stock at market value.

2001 STOCK OPTION PLAN

Effective February 2001, the Company adopted the 2001 Stock Option Plan, expiring February 21, 2011, reserving for issuance 3,000,000 shares of the Company's common stock. The 2001 Stock Option Plan provides, at the discretion of the board of directors, for grants to either full or part time employees, directors and consultants of the Company to purchase common stock of the Company at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2001 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal years ended May 31, 2003 and 2002, the Company granted options to purchase 875,000 and 3,145,000 shares of stock at market value.

During fiscal 2000, the Company repriced a stock option to purchase 36,000 shares of common stock at an exercise prices originally of $0.40 using fixed accounting rules in effect at the time. The stock option was repriced to an exercise price of $.32 and no additional compensation expense was recorded. Subsequent to the repricing, the Company adopted accounting principles generally accepted in the United States of America that require stock options that have been modified to reduce the exercise price to be accounted for using variable accounting. Accordingly, if the market price of the Company's stock increases subsequent to July 1, 2000, it will recognize additional compensation expense that it otherwise would not have incurred. As of May 31, 2003, there was no additional compensation expense recorded because the market price of the Company's common stock was lower than the price at July 1, 2000. However, the ultimate impact cannot be determined as it is dependent on the change in the market price of the stock from July 1, 2000 until the stock option is exercised, forfeited or expires unexercised.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the three years ended May 31, 2003, 2002, and 2001 respectively: dividend yield of zero percent for all years; expected volatility of 100 to 120, 90 and

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

90 percent; risk-free interest rates of 2.3 to 4.3, 3.5 to 4.8, and 4.8 to 6.4 percent; and expected lives of 3 to 5 years for all years.

A summary of the status of the Company's stock option plans and warrants as of May 31, 2003, 2002 and 2001 and changes during the years ending on those dates is presented below:

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                              Options                                Warrants
                                                 ---------------------------------    -------------------------------------
                                                                        Weighted                               Weighted
                                                                        Average                                Average
                                                                        Exercise                               Exercise
                                                      Shares             Price             Shares               Price
---------------------------------------------------------------------------------------------------------------------------

Outstanding, June 1, 2000                             1,431,324     $        0.38          4,756,181     $            0.40
     Granted                                          2,092,500              1.16            836,698                  0.74
     Cancelled                                         (580,000)             0.72                  -                     -
     Exercised                                         (366,000)             0.32           (631,416)                 0.27
---------------------------------------------------------------------------------------------------------------------------
Outstanding, May 31, 2001                             2,577,824              0.92          4,961,463                  0.42
---------------------------------------------------------------------------------------------------------------------------
     Granted                                          4,145,000              0.21         23,197,201                  0.09
     Cancelled                                       (2,281,419)             0.67         (3,630,940)                 0.10
     Exercised                                         (191,666)             0.32            (50,000)                 0.25
---------------------------------------------------------------------------------------------------------------------------
Outstanding, May 31, 2002                             4,249,739     $        0.39         24,477,724     $            0.11
---------------------------------------------------------------------------------------------------------------------------
     Granted                                          1,215,500              0.05         35,005,013                  0.05
     Cancelled                                         (411,239)             0.81           (490,269)                 0.30
     Exercised                                                -                 0                  -                     -
---------------------------------------------------------------------------------------------------------------------------
Outstanding, May 31, 2003                             5,054,000     $        0.28         58,992,468     $            0.06
---------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------
Exercisable, May 31, 2001                             1,200,158     $        0.68          4,961,463     $            0.42
---------------------------------------------------------------------------------------------------------------------------
Exercisable, May 31, 2002                             2,418,072     $        0.48         24,477,724     $            0.11
---------------------------------------------------------------------------------------------------------------------------
Exercisable, May 31, 2003                             4,138,633     $        0.29         57,992,468     $            0.06
---------------------------------------------------------------------------------------------------------------------------

Weighted average fair value of options and warrants
     granted during the year ended May 31, 2001                     $        0.86                        $            0.44
Weighted average fair value of options and warrants
     granted during the year ended May 31, 2002                     $        0.07                        $            0.11
Weighted average fair value of options and warrants
     granted during the year ended May 31, 2003                     $        0.04                        $            0.05
---------------------------------------------------------------------------------------------------------------------------



Included in the above table are certain options for which vesting is contingent based on various future performance measures.

The following table summarizes information about stock options and warrants outstanding at May 31, 2003:

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                      Outstanding                              Exercisable
                     ----------------------------------------------   -------------------------------
                                       Weighted
                                        Average         Weighted                          Weighted
        Range of                       Remaining         Average                           Average
        Exercise         Number       Contractual       Exercise          Number          Exercise
         Prices        Outstanding       Life             Price        Exercisable          Price
-----------------------------------------------------------------------------------------------------

OPTIONS

   $    0.0425-0.059         850,000          4.74   $        0.05           525,000   $        0.04
           0.07-0.09       1,365,500          3.89            0.08         1,213,467            0.08
         0.11-0.1325       1,885,000          3.36            0.11         1,530,000            0.11
           0.32-0.69         291,000          1.53            0.64           291,000            0.64
          1.16-1.325         662,500          2.04            1.26           579,166            1.25
-----------------------------------------------------------------------------------------------------
   $    0.0425-1.325       5,054,000          3.46   $        0.28         4,138,633   $        0.29

WARRANTS

   $     0.033-0.495      38,464,610          4.07   $        0.04        38,464,610   $        0.04
         0.05-0.0592       8,013,741          3.84            0.06         7,013,741            0.06
       0.0616-0.0715       9,806,840          3.76            0.07         9,806,840            0.07
           0.25-0.40       2,607,277          1.36            0.28         2,607,277            0.28
           0.59-1.12         100,000          1.64            0.68           100,000            0.68
-----------------------------------------------------------------------------------------------------
   $      0.033-1.12      58,992,468          3.86   $        0.06        57,992,468   $        0.06


8.  NET LOSS PER SHARE

The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. During the years ended May 31, 2003, 2002 and 2001, common stock options and warrants convertible or exercisable into approximately 64,046,468, 28,727,463, and 7,539,287 shares of common stock were not included in diluted loss per share as the effect was antidilutive due to the Company recording losses in each of those years.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. INCOME TAXES The net deferred tax asset recorded and its approximate tax effect consisted of the following:

                                                            May 31,
                                                 ------------------------------
                                                  2003               2002
     --------------------------------------------------------------------------

     Net operating loss carryforwards         $  12,073,000   $     11,030,000
     Purchased technology                           420,000            470,000
     Depreciation and amortization                1,607,000          1,754,000
     Other, net                                     191,000            192,000
     -------------------------------------------------------  -----------------
                                                 14,291,000         13,446,000
     Valuation allowance                         14,291,000         13,446,000
     -------------------------------------------------------  -----------------

     Net deferred tax asset                   $           -   $              -
     --------------------------------------------------------------------------


As of May 31, 2003 and 2002, valuation allowances equal to the net deferred tax asset recognized have been recorded, as Management has not determined that it is more likely than not that the deferred tax asset will be realized. No current tax provision was recorded for fiscal 2003, 2002 and 2001 due to reported losses. The valuation allowance increased $845,000 for the year ended May 31, 2003 and $1,457,00 for the year ended May 31, 2002.

At May 31, 2003, the Company has federal net operating loss carryforwards of approximately $31,814,000 that expire through 2022 and are subject to certain limitations under the Internal

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue Code of 1986, as amended. As such, certain federal net operating loss carryforwards may expire unused.

At May 31, 2003, the Company has state net operating loss carryforwards of approximately $20,927,000 that expire through 2010. The state of California has suspended the utilization of net operating losses for 2002 and 2003.

10.   PROFIT-SHARING PLAN

Effective July 1, 1993, the Company adopted a savings and profit-sharing plan that allows participants to make contributions by salary reduction pursuant to
Section 401(k) of the Internal Revenue Code. At the Company's discretion, the Company may match contributions at 20% of the employee's contribution up to 6% of the employee's salary. The Company contributions are vested 20% per year beginning with the first year of service. The Company made no matching contribution in fiscal 2003, 2002 or 2001.

11.      COMMITMENTS AND CONTINGENCIES

In January 1999, we were sued in the Superior Court of San Diego County, California by the Fish Family Trust, a co-inventor of the original ShBoom technology. The suit also named as defendants nanoTronics and Gloria Felcyn on behalf of the Falk Family Trust. The suit sought a judgment for damages, a rescission of the Technology Transfer Agreement and a restoration of the technology to the co-inventor. In March 1999, we joined with nanoTronics and Gloria Felcyn and filed our response and cross-complaint against the Fish Family Trust. In November 2000, the judge issued a summary ruling in favor of the defendants on all counts. The Fish Family Trust filed an appeal in January 2001. In June 2003, the Appellate Court confirmed the trial court's ruling, thereby, bringing the dispute to a favorable conclusion.

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

The Company granted a lien and security interest in substantially all of its assets to the bank under the accounts receivable factoring line and to investors under its notes payable and convertible debentures.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      The Company has a non-cancellabe operating lease for its office and manufacturing facilities located in San Diego, California.

      Future minimum lease payments required under the operating lease are as follows:

      Years ending May 31,
      ----------------------------------------------------------------------------------------------
                                                  Gross            Sublease                Net
                                                 Payments           Income              Payments
      2004                                  $       129,250   $         68,850     $         60,400
      2005                                          135,454             70,470               64,984
      2006                                          141,658             72,540               69,118
      2007                                           23,782             12,150               11,632
      ----------------------------------------------------------------------------------------------

      Total minimum lease payments          $       430,144   $        224,010     $        206,134
      ----------------------------------------------------------------------------------------------

      Rent expense for fiscal 2003,  2002 and 2001 was $189,423,  $147,373,  and
$149,494, respectively.

The Company has one capital lease at May 31, 2003.

Future minimum lease payments are as follows:

Year ending May 31,
        2004                                       $        9,562
        2005                                                9,562
        2006                                                2,391
------------------------------------------------------------------
Total minimum lease payments                               21,515
Amount representing interest                                4,784
------------------------------------------------------------------
Present value of minimum lease payments                    16,731

Total obligation                                           16,731
Less current portion                                       (6,405)
------------------------------------------------------------------
Long-term portion                                  $       10,326
------------------------------------------------------------------

Capital leases included in fixed assets at May 31, 2003 and 2002, were $11,803 and $20,135, net of an allowance for depreciation of $13,192 and $4,860. Depreciation expense related to the capitalized lease was $8,332 and $4,860 for the years ended May 31, 2003 and 2002.

12.      SEGMENT  INFORMATION

EXPORT SALES

The Company is engaged in one business segment, the development and marketing of microprocessor technology related products and licenses. Telecommunication products have

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

reached the end of their life cycles and no longer provide any significant sales. During the fiscal years ended May 31, 2003, 2002 and 2001, the Company's product sales of high technology computer products and licenses were $31,340, $9,625, and $50,511 and telecommunication products and licenses were $92,563, $349,184, and $286,173.

For the purpose of allocating revenues by geographic location, the Company uses the physical location of its customers as its basis. During the fiscal years ended May 31, 2003, 2002 and 2001, the Company's sales by geographic location consisted of the following:

                                                   2003             2002              2001
                                               -------------    -------------    --------------

              Domestic sales                 $      113,000   $      355,000   $       253,000

              Foreign sales:
                    Europe                           11,000            4,000            19,000
                    North America                         -                -            40,000
                    Asia                                  -                -            25,000
                                             --------------------------------------------------
              Total foreign sales                    11,000            4,000            84,000
                                             --------------------------------------------------

              Total net product sales        $      124,000   $      359,000   $       337,000
                                             ==================================================



The Company has no foreign assets.

SALES TO MAJOR CUSTOMERS

During the fiscal years ended May 31, 2003, 2002 and 2001, revenues from significant customers consisted of the following:

                                   2003                              2002                              2001
                       -------------------------------  ---------------------------------   -----------------------------
         Customer            Sales         Percent             Sales           Percent           Sales         Percent
         --------
                       ---------------   -------------  ------------------   ------------   --------------   ------------

         A             $       43,000           34.3%   $               -              -    $           -              -
         B                     23,000           18.6%                   -              -                -              -
         C                     15,000           11.9%                   -              -                -              -
         D                     15,000           11.9%             151,000          42.0%                -              -
         E                          -               -                   -              -                -              -
         F                          -               -              59,000          16.4%                -              -
         G                          -               -                   -              -           88,000          26.1%
         H                          -               -                   -              -           41,000          12.2%
         I                          -               -                   -              -           40,000          11.9%

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  RELATED PARTY TRANSACTIONS

During fiscal years 2002 and 2001, the Company contracted with a company, which was owned by the daughter of our previous President, Chairman and CEO, for web site development, marketing support and other various services. The Company paid $70,292 and $139,253, respectively, in fiscal years 2002 and 2001 to the related party for these services. No such related party transactions occurred during fiscal year 2003.

14.  SUBSEQUENT EVENTS

Subsequent to year end, we concluded additional fundings of our 8% Convertible Debentures. We received advances against these closings of $50,000 as of May 31, 2003 and the balance of $295,000 subsequent to year end from a group of four investors. In conjunction with the debentures we also issued warrants to purchase up to 7,870,191 shares of our common stock at initial exercise prices of $0.03 to $0.065 per share, subject to being reset at each six month anniversary to the closings.

PATRIOT SCIENTIFIC CORPORATION
SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

                                            Balance at       Charged to                         Balance at
                                           beginning of       costs and                           end of
              Description                     period          expenses         Deductions         period

Year ended May 31, 2003                          $  6,000          $ 24,000        $  20,000          $ 10,000

Year ended May 31, 2002                          $ 54,000          $ 76,027        $ 124,027          $  6,000

Year ended May 31, 2001                          $  5,000          $ 49,000        $       -          $ 54,000


Reserve for Inventory Obsolescence

                                            Balance at       Charged to                         Balance at
                                           beginning of       costs and                           end of
              Description                     period          expenses         Deductions         period

Year ended May 31, 2003                         $ 373,381         $       -        $ 301,343         $  72,038

Year ended May 31, 2002                         $ 262,000         $ 149,433        $  38,052         $ 373,381

Year ended May 31, 2001                         $ 339,000         $ 100,000        $ 177,000         $ 262,000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED:  August 29, 2003        PATRIOT SCIENTIFIC CORPORATION


                               By:  /s/ LOWELL W. GIFFHORN
                                    ----------------------
                                    Lowell W. Giffhorn
                                    Executive Vice President, Chief Financial
                                    Officer and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                Signature                          Title                               Date

        /s/JEFFREY E. WALLIN               President and Chief Executive              August 29, 2003
        --------------------               Officer
        Jeffrey E. Wallin


        /s/LOWELL W. GIFFHORN              Chief Financial Officer, Principal         August 29, 2003
        ---------------------              Financial Officer, Principal
        Lowell W. Giffhorn                 Accounting Officer, Secretary
                                           and Director

        /s/DAVID POHL                      Director                                  August 29, 2003
        -------------
        David Pohl

        /s/CARLTON JOHNSON                 Director                                  August 29, 2003
        -------------------
        Carlton Johnson


        /s/DONALD BERNIER                  Chairman of the Board and                 August 29, 2003
        -----------------                  Director
        Donald Bernier


        /s/HELMUT FALK JR.                 Director                                  August 29, 2003
        ------------------
        Helmut Falk Jr.


        /s/GLORIA FELCYN                   Director                                  August 29, 2003
        ----------------
        Gloria Felcyn