Form 10QSB
period 2003-08-31
PATRIOT SCIENTIFIC CORP
filed 2003-10-15
CIK 836564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended August 31, 2003
                                    ---------------

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

                                 (858) 674-5000
                                 --------------
                           (Issuers telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                        129,930,085
-------------------------------                        -----------
          (Class)                             (Outstanding at October 14, 2003)

Transitional Small Business Disclosure Format (Check one):    Yes ___   No X
                                                                           -

                         PATRIOT SCIENTIFIC CORPORATION
                                      INDEX



                                                                                    Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

                  Consolidated Balance Sheets as of August 31, 2003 (unaudited)
                     and May 31, 2003                                                 3

                  Consolidated Statements of Operations for the three months
                    ended August 31, 2003 and 2002 (unaudited)                        4

                  Consolidated Statements of Cash Flows for the three months ended
                    August 31, 2003 and 2002 (unaudited)                              5

                  Notes to Unaudited Consolidated Financial Statements               6-16

         Item 2. Management's Discussion and Analysis or Plan of Operation           17-22

         Item 3. Controls and Procedures                                             22

PART II. OTHER INFORMATION                                                           22

         Item 1. Legal Proceedings                                                    *
         Item 2. Changes in Securities                                               22
         Item 3. Defaults upon Senior Securities                                      *
         Item 4. Submission of Matters to a Vote of Security Holders                  *
         Item 5. Other Information                                                    *
         Item 6. Exhibits and Reports on Form 8-K                                    23


SIGNATURES                                                                           23



         *        No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS




                                        PATRIOT SCIENTIFIC CORPORATION
                                          CONSOLIDATED BALANCE SHEETS

                                                                          August 31,               May 31,
                                                                             2003                   2003
                                                                      ------------------     ------------------
                                                                          (Unaudited)

                       ASSETS (Notes 4 and 5)

Current assets:
      Cash and cash equivalents                                       $           7,288      $          32,663
      Accounts receivable, net of allowance
        of $10,000 for uncollectible accounts                                     5,763                  3,866
      Prepaid expenses                                                          119,900                 93,030
                                                                      ------------------     ------------------

Total current assets                                                            132,951                129,559

Property and equipment, net                                                     132,245                153,530

Other assets, net                                                                41,121                 53,220

Patents and trademarks, net of accumulated amortization of $535,525
   and $522,948                                                                 118,616                128,925
                                                                      ------------------     ------------------
                                                                      $         424,933      $         465,234
                                                                      ==================     ==================

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Secured note payable (Note 4)                                   $         635,276      $         635,276
      Current portion of 8% convertible debentures, net of debt
        discount of $120,956 and $103,121 (Note 5)                              159,932                121,879
      Secured notes payable to a related party                                  200,354                180,000
      Accounts payable                                                          364,055                397,180
      Accrued liabilities                                                       229,610                245,822
      Current portion of capital lease obligation                                 6,775                  6,405
                                                                      ------------------     ------------------

Total current liabilities                                                     1,596,002              1,586,562

8% Convertible debentures, net of debt discount of $464,272
   and  $709,890  (Note 5)                                                      235,728                280,110

Long term portion of capital lease obligation                                     8,487                 10,326

Commitments and contingencies (Note 7)

Stockholders' deficit: (Notes 4,5,6 and 7)
      Preferred stock, $.00001 par value; 5,000,000 shares
        authorized none outstanding                                                   -                      -
      Common stock, $.00001 par value; 200,000,000 shares
        authorized; issued and outstanding 123,518,272 and 106,547,807            1,235                  1,066
      Additional paid-in capital                                             45,430,068             44,281,210
      Accumulated deficit                                                   (46,846,587)           (45,694,040)
                                                                      ------------------     ------------------
Total stockholders' deficit                                                  (1,415,284)            (1,411,764)
                                                                      ------------------     ------------------
                                                                      $         424,933      $         465,234
                                                                      ==================     ==================

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                               -------------------------------------
                                                   August 31,          August 31,
                                                      2003                2002
                                               -----------------   -----------------


Net sales                                      $         11,240    $         39,889

Cost of sales                                             6,213               4,909
                                               -----------------   -----------------

Gross profit (loss)                                       5,027              34,980

Operating expenses:
     Research and development                           149,122             209,287
     Selling, general and
       administrative                                   351,470             487,101
                                               -----------------   -----------------
                                                        500,592             696,388
                                               -----------------   -----------------
Operating loss                                         (495,565)           (661,408)
                                               -----------------   -----------------
Other income (expenses):
     Interest income                                          -                 175
     Interest expense                                  (656,982)           (282,208)
                                               -----------------   -----------------
                                                       (656,982)           (282,033)
                                               -----------------   -----------------
Net loss                                       $     (1,152,547)   $       (943,441)
                                               =================   =================

Basic and diluted loss
     per common share                          $          (0.01)   $          (0.01)
                                               =================   =================

Weighted average number of
  common shares outstanding
  during the period (Note 1)                         113,846,895         81,465,757
                                               =================   =================

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                        Three Months Ended
                                                                       --------------------------------------------------
                                                                            August 31, 2003            August 31, 2002
                                                                       ------------------------   -----------------------
Decrease in Cash and Cash Equivalents
Operating activities:
       Net loss                                                        $            (1,152,547)   $             (943,441)
       Adjustments to reconcile net loss
         to cash used in operating activities:
           Amortization and depreciation                                                33,863                    53,695
          Non-cash interest expense related to convertible
              debentures, notes payable and warrants                                   618,067                   254,367
           Changes in:
               Accounts receivable                                                      (5,897)                  (13,688)
               Prepaid expenses and other assets                                       (14,771)                   77,230
               Accounts payable and accrued liabilities                                (17,953)                  (93,174)
                                                                       --------------------------------------------------
Net cash used in operating activities                                                 (539,238)                 (665,011)
                                                                       --------------------------------------------------

Investing activities:
                                                                       --------------------------------------------------
       Purchase of property, equipment and patents                                      (2,269)                  (11,376)
                                                                       --------------------------------------------------

Financing activities:
       Proceeds from the issuance of short term notes payable                           10,000                         -
       Proceeds from the issuance of convertible debentures                            422,500                   592,000
       Proceeds from the issuance of common stock                                       31,000                         -
       Principal payments for capital lease obligations                                 (1,468)                   (1,174)
       Proceeds from sales of accounts receivable                                        4,000                    11,877
       Proceeds from exercise of common stock warrants                                  50,100                         -
                                                                       ------------------------   -----------------------
Net cash provided by financing activities                                              516,132                   602,703
                                                                       --------------------------------------------------

Net decrease in cash and cash equivalents                                              (25,375)                  (73,684)

Cash and cash equivalents, beginning of period                                          32,663                    88,108
                                                                       --------------------------------------------------

Cash and cash equivalents, end of period                               $                 7,288    $               14,424
                                                                       ==================================================

Supplemental Disclosure of Cash Flow Information:
       Cash payments for interest                                      $                 5,005    $                3,172
       Common stock issued on conversion of debentures,
         notes payable and accrued interest                            $               677,642    $                    -
       Interest expense recorded on exercise of warrant                $                35,618    $                    -
       Debt discount                                                   $               354,667    $            1,005,581
       Debt discount cancelled                                         $               400,279    $                    -
                                                                       ==================================================


See  accompanying   summary  of  accounting  policies  and  notes  to  unaudited consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of Patriot Scientific Corporation ("Patriot") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in Form 10-K for the year ended May 31, 2003.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month period are not necessarily indicative of the results that may be expected for the year.


LOSS PER SHARE

We follow Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, basic loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding. Diluted loss per share is calculated as net loss divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. Common stock options and warrants of 73,951,979 and 42,515,180 for the three months ended August 31, 2003 and 2002, respectively, were not included in diluted loss per share for the periods as the effect was antidilutive due to our recording losses in each of those periods. See Notes 5 and 7 for discussion of commitments to issue additional shares of common stock and warrants.

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


Under the accounting provisions for SFAS No. 123, the Company's net loss per share would have been increased by the pro forma amounts indicated below:

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                               Three Months Ended
                                    -----------------------------------------
                                         August 31,            August 31,
                                            2003                  2002
-----------------------------------------------------------------------------

Net loss as reported                $       (1,152,547)   $         (943,441)
Compensation expense                           (85,674)             (144,423)
                                    -------------------   -------------------
Net loss pro forma                  $       (1,238,221)   $       (1,087,864)
                                    ===================   ===================
As reported per share
     Basic and diluted loss         $            (0.01)   $            (0.01)
                                    ===================   ===================
Pro forma per share
     Basic and diluted loss         $            (0.01)   $            (0.01)
                                    ===================   ===================

SALE OF ACCOUNTS RECEIVABLE

We follow SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A $400,000 factoring line we established with a bank enables us to sell selected accounts receivable invoices to the bank with full recourse against us. These transactions qualify for a sale of assets since (1) we have transferred all of our rights, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) we have no effective control over the selected accounts receivable invoices since we are not entitled to or obligated to repurchase or redeem the invoices before their maturity and we do not have the ability to unilaterally cause the bank to return the invoices. Under SFAS No.140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During the first three months of fiscal 2004, we sold $4,000 of our accounts receivable to a bank under the factoring agreement for $3,200. Pursuant to the provisions of SFAS No. 140, we reflected the transactions as sales of assets and established a receivable from the bank for the retained amount less the costs of the transactions and less any anticipated future loss in the value of the retained asset. The retained amount was equal to 20% of the total accounts receivable invoices sold to the bank less 1% of the total invoices as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset was based on the payment history of the accounts receivable customer. As of August 31, 2003, there were no qualifying accounts receivable invoices available to factor resulting in no balance outstanding under the factoring line and $400,000 remaining available for future factoring of accounts receivable invoices.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not impact our financial position or results of operations.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this statement did not impact our financial position or results of operations.

3. CONTINUED EXISTENCE AND MANAGEMENT'S PLAN

Our consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our obtaining sufficient financing to sustain our operations. We incurred a net loss of $1,152,547, $3,888,299 and $5,487,051 and negative cash flow from operations of $539,237, $1,885,762 and $3,632,534 in the three months ended August 31, 2003 and the years ended May 31, 2003 and 2002, respectively. At August 31, 2003, we had deficit working capital of $1,463,051 and cash and cash equivalents of $7,288. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $25,375 during the three months ended August 31, 2003.

We estimate our current cash requirements to sustain our operations for the next twelve months through August 2004 to be $2.1 million. Since we are no longer supporting the communications product line, we are assuming that there will be no communications product revenue. We have a note payable to Swartz Private Equity, LLC ("Swartz") of $635,276 at August 31, 2003 which is due March 1, 2004. We also have convertible debentures with a group of investors as of August 31, 2003 aggregating $853,388 and advances of $127,500 on a convertible debenture that closed subsequent to August 31, 2003. At the option of the debenture holders, they may purchase additional debentures up to $1 million at any time during the next two years as long as the price of our common stock is in excess of $0.20 per share. During the first three months ended August 31, 2003, we obtained $31,000 from the sale of equity to several private investors, $50,100 from the exercise of a warrant and $10,000 from short term notes entered into with a related party. Subsequent to August 31, 2003, we obtained an additional $9,440 from the sale of equity to several private investors and $187,500 from the issuance of additional convertible debentures net of advances discussed above.

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

In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. We also have remaining a $400,000 accounts receivable factoring agreement with our bank; however, we have no eligible accounts receivable to factor as of August 31, 2003.

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

As of August 31, 2003 we issued warrants to purchase up to 18,437,045 shares of our common stock in accordance with the amended note agreements and antidilution agreement. The warrants issued were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was also recorded as debt discount.

The note is secured by our assets.

All debt discounts were amortized as additional interest expense over the term of the note payable. As of August 31, 2003, $1,107,238 had been reflected as debt discount which was amortized to interest expense during the previous fiscal years.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Advances against the note                                                               $1,790,000
         Less amount applied against $30 million equity line of credit                             (227,800)
         Less amount applied against $25 million equity line of credit                             (926,924)
                                                                                                       -

         Less debt discount
                  Total                                                   1,107,238
                  Amount amortized to expense                            (1,107,238)                   -
                                                                        ------------             ----------

         Note payable at August 31, 2003                                                         $  635,276
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

5.   8% CONVERTIBLE DEBENTURES

Overview. From April 23, 2002 through August 31, 2003, we sold an aggregate of $2,310,000 of 8% convertible debentures to a group of eleven investors. In addition, at August 31, 2003, we have received advances totaling $127,500 against a convertible debenture that closed subsequent to the quarter. The convertible debentures entitle the debenture holder to convert the principal and unpaid accrued interest into our common stock for two years from the date of closing. In addition, the debenture holders received warrants exercisable into a number of our common shares.

Number of Shares Debentures May Be Converted Into. The debentures can be converted into a number of our common shares at conversion prices that initially equaled $0.0172 to $0.10289 per share.

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

Warrants. Concurrent with the issuance of the convertible debentures, we issued to the debenture holders warrants to purchase up to 42,011,196 shares of our common stock. These warrants are exercisable for five years from the date of issuance at initial exercise prices equal to 115% of the volume weighted average price for our common stock for the ten days previous to the debenture date. The warrant exercise price is subject to being reset on each six month anniversary of its issuance.

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

The convertible debentures are secured by our assets.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Convertbile debenture dated April 23, 2002                                                $          225,000
Convertbile debentures dated June 10, 2002                                                           775,000
Convertbile debenture dated August 23, 2002                                                          175,000
Convertbile debentures dated October 29, 2002                                                        180,000
Convertbile debenture dated December 16, 2002                                                        100,000
Convertbile debenture dated January 24, 2003                                                         150,000
Convertbile debenture dated March 24, 2003                                                           162,500
Convertbile debenture dated April 15, 2003                                                            10,000
Convertbile debenture dated May 20, 2003                                                             187,500
Convertbile debenture dated June 9, 2003                                                             150,000
Convertbile debentures dated August 1, 2003                                                           75,000
Convertbile debenture dated August 5, 2003                                                           120,000
Advances against debenture issued subsequent to August 31, 2003                                      127,500
Less amounts converted to common stock                                                            (1,456,611)
Less debt discount
                            Total discounts recorded                    $     2,310,000
                            Amount amortized to expense                        (797,425)
                            Amount cancelled on conversion                     (927,346)            (585,229)
                                                                        ---------------   -------------------
Convertible debentures at August 31, 2003                                                            395,660
Less current portion                                                                                 159,932
                                                                                          -------------------
Long term portion                                                                         $          235,728
                                                                                          ===================






6. INVESTMENT AGREEMENT

$25 MILLION EQUITY LINE OF CREDIT AGREEMENT

Overview. On September 17, 2001, we entered into an investment agreement with Swartz. The investment agreement entitles us to issue and sell our common stock to Swartz for up to an aggregate of $25 million from time to time during a three-year period following the effective date of the registration statement. This is also referred to as a put right. We filed a registration statement on Form S-1 on October 11, 2001 that was declared effective on November 5, 2001 for 15,000,000 shares of our common stock which we issued to Swartz during the fiscal year ended May 31, 2002. There remains approximately $24 million available under this line conditioned on us filing one or more additional registration statements. As of August 31, 2003, we have not filed a statement requesting the registration of additional shares to put to Swartz under the $25 million equity line of credit.

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

7. STOCKHOLDERS' DEFICIT

The following table summarizes equity transactions during the three months ended August 31, 2003:

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




                                              Common
                                              Shares             Dollars
                                         ----------------    ------------------

Balance June 1, 2003                         106,547,807     $      44,282,276

Sale of common stock                           1,188,236                31,000
Exercise of common stock warrants              1,334,757                50,100
Stock issued on conversion of
  debentures and accrued interest             14,447,472               677,642
Non-cash interest and debt discount
  related to warrants and debentures                   -               390,285
                                         ----------------    ------------------

Balance August 31, 2003                      123,518,272     $      45,431,303
                                         ================    ==================


STOCK OPTIONS

At August 31, 2003, we had 17,500 options outstanding pursuant to our 1992 ISO Stock Option Plan exercisable at $1.325 per share expiring in 2005; 50,000 options outstanding pursuant to our 1992 NSO Stock Option Plan exercisable at $1.325 per share expiring in 2005; 2,026,500 options outstanding pursuant to our 1996 Stock Option Plan exercisable at a range of $0.0425 to $1.325 per share expiring beginning in 2004 through 2008; and 2,960,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.0425 to $0.69 per share expiring beginning in 2004 through 2008 Also, in August 2003 the Board of Directors authorized a 2003 Stock Option Plan subject to shareholders approval.

Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

WARRANTS

At August 31, 2003, we had warrants outstanding exercisable into 68,897,979 common shares at exercise prices ranging from $0.0172 to $0.65 per share expiring beginning in 2004 through 2008. During the three months ended August 31, 2003, we issued warrants to purchase 11,240,268 shares of common stock of which 11,040,268 are subject to repricings at the six month anniversary of the issuance of the warrant. At each anniversary date the warrants will be repriced to the lesser of the initial exercise price or 110% of the lowest closing bid price of our common stock for the five trading days ending on such six month anniversary date. During the three months ended August 31, 2003, warrants to purchase 27,483,933 shares of common stock with initial or reset exercise prices ranging from $0.0451 to $0.07303 have been repriced to exercise prices ranging from $0.04 to $0.0649.

During the three months ended August 31, 2003, we issued to Swartz a snap shot warrant exercisable for five years into 193,333 common shares at an initial exercise price of $0.0572 per share. This snap shot warrant was issued under an agreement with Swartz whereby we will issue to Swartz warrants to purchase common shares equal to 30% of any common stock or warrants we issue to parties other than Swartz or their affiliates after April 1, 2003.

During the three months ended August 31, 2003, a warrant to purchase 1,334,757 shares of common stock was exercised at a price which was lower than the reset price at the time of exercise. The difference between the exercise price and the reset price, $35, 618, was recorded during the quarter as additional interest expense.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

COMMON STOCK

During the three months ended August 31, 2003, we sold to a group of individual private investors a total of 1,188,236 shares of common stock at prices ranging from $0.025 to $0.034 for an accumulated total of $31,000. The investors have agreed to hold these shares for a minimum of one year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "FUTURE PERFORMANCE AND RISK FACTORS." SEE ALSO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 2003.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND AUGUST 31, 2002

Net sales. Total net sales for the first fiscal quarter ended August 31, 2003 decreased 71.8% to $11,240 from $39,889 for the corresponding period of the previous fiscal year. This decrease was due to minimal buys on our matured communication products during the current quarter after final buys had been substantially completed during the previous fiscal year. We are currently expending our efforts on marketing and sale of our microprocessor technology. The microprocessor technology generated minimal revenue during the first fiscal quarter ended August 31, 2003. We anticipate that future revenue will be derived from up front license fees and royalties as a result of the shift in focus to the commercialization of our microprocessor and related technologies. We cannot estimate when significant revenue will be generated from the microprocessor technology.

Cost of sales. Cost of sales as a percentage of net sales increased to 55.3% in the first fiscal quarter ended August 31, 2003 compared to 12.3% for the corresponding period of the previous fiscal year. This significant increase was due to sales during the first quarter of fiscal year 2003 not having associated costs due to our having written off the communication product inventory during the previous fiscal year.

Research and development expenses decreased 28.7% from $209,287 for the first fiscal quarter ended August 31, 2002 compared to $149,122 for the first fiscal quarter ended August 31, 2003. This decrease was due primarily to a reduction in consulting services compared to the previous fiscal year related to the development of a new soft core version of the microprocessor technology in the amount of $27,000 coupled with a reduction in payroll expense in an amount of $19,230 and overhead expenses of $11,679.

Selling, general and administrative expenses decreased 27.8% to $351,470 for the first fiscal quarter ended August 31, 2003 compared to $487,101 for the first fiscal quarter of the previous fiscal year. This decrease was due to a reduction in non-cash compensation of $61,118 related to investor relations and a reduction of $29,969 in professional fees related to financings and litigation.

Other expenses for the first fiscal quarter ended August 31, 2003, were $656,982 compared to other expenses of $282,033 for the corresponding period of the previous fiscal year. This change resulted primarily from the recognition of non-cash interest expense of $582,450 related to the amortization of the debt discount associated with the issuance of warrants under a secured note payable and convertible debentures coupled with interest expense of $38,819 related to the note and debentures and $35,618 from the exercise of a warrant for the current fiscal period compared to $254,367, $27,841 and none, respectively for the same fiscal period of the previous fiscal year.

INCOME TAXES

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance decreased approximately $16,000 in the first three months of 2004, from $14,291,000 at May 31, 2003 to $14,275,000 at August
31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

In connection with their report on our consolidated financial statements as of and for the year ended May 31, 2003, Nation Smith Hermes Diamond, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flow from operations.

At August 31, 2003, we had deficit working capital of $1,463,051 and cash and cash equivalents of $7,288. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $25,375 during the three months ended August 31, 2003 due to net cash used in operations of $539,237 offset by funds generated primarily from the issuance of convertible debentures of $422,500 and the sale of common stock and exercise of common stock warrants of $81,100. The net cash used in operations was $539,237 for the three months ended August 31, 2003 compared to $665,011 for the corresponding period of the previous fiscal year. The decrease in cash required in operations was due primarily to a $134,762 reduction in net loss as adjusted to reconcile to cash used in operating activities between the two periods. Cash used in investing activities was $2,269 for the three months ended August 31, 2003 compared to $11,376 for the corresponding period of the previous fiscal year. Cash provided by financing activities was $516,132 for the three months ended August 31, 2003 compared to $602,703 for the corresponding period of the previous fiscal year. This decrease was primarily the result of a reduced issuance of convertible debentures of $169,500 during the current fiscal period compared to the corresponding period of the previous fiscal year coupled with an increase in the sale of common stock and exercise of common stock warrants of $81,100.

We estimate our current cash requirements to sustain our operations for the next twelve months through August 2004 to be $2.1 million. Since we are no longer supporting the communications product line, we are assuming that there will be no communications product revenue. We have a note payable to Swartz Private Equity, LLC ("Swartz") of $635,276 at August 31, 2003 which is due March 1, 2004. We also have convertible debentures with a group of investors as of August 31, 2003 aggregating $853,388 and advances of $127,500 on a convertible debenture that closed subsequent to August 31, 2003. At the option of the debenture holders, they may purchase additional debentures up to $1 million at any time during the next two years as long as the price of our common stock is in excess of $0.20 per share. During the first three months ended August 31, 2003, we obtained $31,000 from the sale of equity to several private investors, $50,100 from the exercise of a warrant and $10,000 from short term notes entered into with a related party. Subsequent to August 31, 2003, we obtained an additional $9,440 from the sale of equity to several private investors and $187,500 from the issuance of additional convertible debentures net of advances discussed above.

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


In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. We also have remaining a $400,000 accounts receivable factoring agreement with our bank; however, we have no eligible accounts receivable to factor as of August 31, 2003.

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not impact our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this statement did not impact our financial position or results of operations.

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

The status of these three major technologies is as follows:

o Ignite I microprocessor technology. This technology is generating minor amounts of revenue from the sale of evaluation boards, microprocessors and initial license fees related to the intellectual property. We have ported the VxWorks operating system and the Sun Microsystems personalJava virtual machine to the microprocessor. Although we anticipate the sales of licenses and royalties from the microprocessor technology will be our main product line, it currently accounted for only 24% of our revenue for the three months ended August 31, 2003.

o High-speed data communications. Revenue from this technology was generated primarily from mature communication products that completed their life cycles. We have decided to concentrate our efforts on the Ignite I microprocessor technology and have discontinued the sale of communication products subsequent to the last buys that were shipped during the previous fiscal year. Although minimal shipments of communications product accounted for 76% of the revenue shipped during the first three months ended August 31, 2003, future revenue will come from our microprocessor technologies.

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

ITEM 3.  CONTROLS AND PROCEDURES


Our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) as of October 1, 2003. Based on their evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART II.       OTHER INFORMATION

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




                                                   Number of       Aggregate     Purchase Price Per
           Name                Date of Sale         Shares      Purchase Price     Share
           ----                ------------         ------      --------------     -----

Lyle Armstrong                August 1, 2003            44,118            $1,500    $0.034  Cash

Red Oak Inc.                  August 1, 2003            44,118            $1,500    $0.034  Cash

Red Oak Inc.                  August 20, 2003          100,000            $3,000    $0.030  Cash

REC Music Foundation          August 26, 2003        1,000,000           $25,000    $0.025  Cash


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -

31.1     Section 302 Certification of Chief Executive Officer

31.2     Section 302 Certification of Chief Financial Officer

32.1     Section 906 Certification of Chief Executive Officer

         32.2  Section 906 Certification of Chief Financial Officer


(b)      Reports on Form 8-K - NONE




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PATRIOT SCIENTIFIC CORPORATION


Date: October 15, 2003                    By:       /s/ LOWELL W. GIFFHORN
                                                   -----------------------
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                                   (Principal Financial and
                                                   Accounting Officer and duly
                                                   authorized to sign on behalf
                                                   of the Registrant)