Form 10QSB
period 2003-11-30
PATRIOT SCIENTIFIC CORP
filed 2004-01-21
CIK 836564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended November 30, 2003

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT

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

                                 (858) 674-5000
                           (Issuers telephone number)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                           148,248,232
            (Class)                            (Outstanding at January 20, 2004)

Transitional Small Business Disclosure Format (Check one): Yes |_|  No |X|

                         PATRIOT SCIENTIFIC CORPORATION
                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements:

         Consolidated Balance Sheets as of November 30, 2003 (unaudited)
            and May 31, 2003                                                   3

         Consolidated Statements of Operations for the three  and six months
           ended November 30, 2003 and 2002 (unaudited)                        4

         Consolidated Statements of Cash Flows for the six months ended
           November 30, 2003 and 2002 (unaudited)                              5

         Notes to Unaudited Consolidated Financial Statements               6-16

    Item 2. Management's Discussion and Analysis or Plan of Operation      17-23

    Item 3. Controls and Procedures                                           23

PART II. OTHER INFORMATION                                                    23

    Item 1. Legal Proceedings                                                 23
    Item 2. Changes in Securities                                             23
    Item 3. Defaults upon Senior Securities                                    *
    Item 4. Submission of Matters to a Vote of Security Holders               24
    Item 5. Other Information                                                  *
    Item 6. Exhibits and Reports on Form 8-K                                  25

SIGNATURES                                                                    25

*     No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION
Item 1.  Financial Statements

                         PATRIOT SCIENTIFIC CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                             November 30,        May 31,
                                                                                 2003             2003
                                                                             ------------     ------------
                                                                             (Unaudited)
                        ASSETS (Notes 4 and 5)

Current assets:
       Cash and cash equivalents                                             $      6,390     $     32,663
       Marketable securities-restricted                                            44,766               --
       Accounts receivable, net of allowance
         of  none and $10,000 for uncollectible accounts                           35,422            3,866
       Prepaid expenses                                                           101,586           93,030
                                                                             ------------     ------------

Total current assets                                                              188,164          129,559

Property and equipment, net                                                       110,959          153,530

Other assets, net                                                                  41,221           53,220

Patents and trademarks, net of accumulated amortization of $548,103
   and $522,948                                                                   125,965          128,925
                                                                             ------------     ------------
                                                                             $    466,309     $    465,234
                                                                             ============     ============

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Secured note payable (Note 4)                                         $    635,276     $    635,276
       Current portion of convertible debentures, net of debt discount of
         $89,097 and $103,121 (Note 5)                                            190,903          121,879
       Secured notes payable to a related party                                   200,354          180,000
       Accounts payable                                                           425,911          397,180
       Accrued liabilities                                                        219,689          245,822
       Current portion of capital lease obligation                                  7,167            6,405
                                                                             ------------     ------------

Total current liabilities                                                       1,679,300        1,586,562

Convertible debentures, net of debt discount of $335,421
   and $709,890 (Note 5)                                                          122,079          280,110

Long term portion of capital lease obligation                                       6,541           10,326

Commitments and contingencies (Note 7)

Stockholders' deficit: (Notes 4,5,6 and 7)
       Preferred stock, $.00001 par value; 5,000,000 shares
         authorized none outstanding                                                   --               --
       Common stock, $.00001 par value; 400,000,000 shares
         authorized; issued and outstanding 140,420,093 and 106,547,807             1,405            1,066
       Additional paid-in capital                                              46,376,361       44,281,210
       Accumulated deficit                                                    (47,719,377)     (45,694,040)
                                                                             ------------     ------------
Total stockholders' deficit                                                    (1,341,611)      (1,411,764)
                                                                             ------------     ------------
                                                                             $    466,309     $    465,234
                                                                             ============     ============

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended                    Six Months Ended
                                                  -------------------------------     -------------------------------
                                                   November 30,      November 30,     November 30,      November 30,
                                                      2003              2002              2003              2002
                                                  -------------     -------------     -------------     -------------
Net sales                                         $      51,960     $       5,160     $      63,200     $      45,049

Cost of sales                                             4,259             7,080            10,472            11,989
                                                  -------------     -------------     -------------     -------------

Gross profit (loss)                                      47,701            (1,920)           52,728            33,060

Operating expenses:
      Research and development                          112,391           164,218           261,513           373,505
      Selling, general and
        administrative                                  321,132           577,133           672,602         1,064,234
                                                  -------------     -------------     -------------     -------------
                                                        433,523           741,351           934,115         1,437,739
                                                  -------------     -------------     -------------     -------------
Operating loss                                         (385,822)         (743,271)         (881,387)       (1,404,679)
                                                  -------------     -------------     -------------     -------------
Other income (expenses):
      Gain on sale of technology                         75,500                --            75,500                --
      Unrealized loss on marketable securities          (23,234)               --           (23,234)               --
      Interest income                                        --                10                --               185
      Interest expense                                 (539,234)         (334,027)       (1,196,216)         (616,235)
                                                  -------------     -------------     -------------     -------------
                                                       (486,968)         (334,017)       (1,143,950)         (616,050)
                                                  -------------     -------------     -------------     -------------
Net loss                                          $    (872,790)    $  (1,077,288)    $  (2,025,337)    $  (2,020,729)
                                                  =============     =============     =============     =============

Basic and diluted loss
     per common share                             $       (0.01)    $       (0.01)    $       (0.02)    $       (0.02)
                                                  =============     =============     =============     =============

Weighted average number of
  common shares outstanding
  during the period (Note 1)                        129,716,912        84,054,186       121,738,543        82,752,899
                                                  =============     =============     =============     =============

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                            Six Months Ended
                                                                      -----------------------------
                                                                      November 30,     November 30,
                                                                          2003           2002
                                                                      -----------     -----------
Decrease in Cash and Cash Equivalents
Operating activities:
       Net loss                                                       $(2,025,337)    $(2,020,729)
       Adjustments to reconcile net loss
         to cash used in operating activities:
           Amortization and depreciation                                   67,726         105,306
          Non-cash interest expense related to convertible
              debentures, notes payable and warrants                    1,118,584         550,566
       Gain on sale of technology                                         (75,500)             --
       Unrealized loss on marketable securities                            23,234              --
       Common stock issued for services and litigation settlements             --         126,000
           Changes in:
               Accounts receivable                                        (52,836)        (11,315)
               Prepaid expenses and other assets                            3,443         114,021
               Accounts payable and accrued liabilities                    81,211          28,031
                                                                      -----------     -----------
Net cash used in operating activities                                    (859,475)     (1,108,120)
                                                                      -----------     -----------

Investing activities:
       Proceeds from sale of technology                                     7,500              --
       Purchase of property, equipment and patents                        (22,195)        (34,240)
                                                                      -----------     -----------
Net cash used for investing activities                                    (14,695)        (34,240)
                                                                      -----------     -----------

Financing activities:
       Proceeds from the issuance of short term notes payable              10,000         150,000
       Proceeds from the issuance of convertible debentures               722,500         847,000
       Proceeds from the issuance of common stock                          47,040          50,000
       Principal payments for capital lease obligations                    (3,023)         (2,415)
       Proceeds from sales of accounts receivable                          21,280          11,877
       Proceeds from exercise of common stock warrants                     50,100              --
                                                                      -----------     -----------
Net cash provided by financing activities                                 847,897       1,056,462
                                                                      -----------     -----------

Net decrease in cash and cash equivalents                                 (26,273)        (85,898)

Cash and cash equivalents, beginning of period                             32,663          88,108
                                                                      -----------     -----------

Cash and cash equivalents, end of period                              $     6,390     $     2,210
                                                                      ===========     ===========

Supplemental Disclosure of Cash Flow Information:
       Cash payments for interest                                     $     6,303     $     8,223
       Common stock issued on conversion of debentures,
         notes payable and accrued interest                           $ 1,268,259     $    75,394
       Debt discount                                                  $   622,500     $ 1,153,815

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

Loss Per Share

We follow Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, basic loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding. Diluted loss per share is calculated as net loss divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. Common stock options and warrants of 90,525,744 and 48,744,320 for the three and six months ended November 30, 2003 and 2002, respectively, were not included in diluted loss per share for the periods as the effect was antidilutive due to our recording losses in each of those periods. See Notes 5 and 7 for discussion of commitments to issue additional shares of common stock and warrants.

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

Under the accounting provisions for SFAS No. 123, the Company's net loss per share would have been increased by the pro forma amounts indicated below:

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

                                    Three Months Ended               Six Months Ended
                               ----------------------------    -----------------------------
                               November 30,    November 30,    November 30,     November 30,
                                   2003            2002           2003            2002
-------------------------------------------------------------------------------------------
Net loss as reported           $  (872,790)    $(1,077,288)    $(2,025,337)    $(2,020,729)
Compensation expense               (64,400)        (81,900)       (150,074)       (226,323)
                               -----------     -----------     -----------     -----------
Net loss pro forma             $  (937,190)    $(1,159,188)    $(2,175,411)    $(2,247,052)
                               ===========     ===========     ===========     ===========
As reported per share
     Basic and diluted loss    $     (0.01)    $     (0.01)    $     (0.02)    $     (0.02)
                               ===========     ===========     ===========     ===========
Pro forma per share
     Basic and diluted loss    $     (0.01)    $     (0.01)    $     (0.02)    $     (0.03)
                               ===========     ===========     ===========     ===========

Sale of Accounts Receivable

We follow SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A $400,000 factoring line we established with a bank enables us to sell selected accounts receivable invoices to the bank with full recourse against us. These transactions qualify for a sale of assets since (1) we have transferred all of our rights, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) we have no effective control over the selected accounts receivable invoices since we are not entitled to or obligated to repurchase or redeem the invoices before their maturity and we do not have the ability to unilaterally cause the bank to return the invoices. Under SFAS No.140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During the first six months of fiscal 2004, we sold $26,600 of our accounts receivable to a bank under the factoring agreement for $21,280. Pursuant to the provisions of SFAS No. 140, we reflected the transactions as sales of assets and established a receivable from the bank for the retained amount less the costs of the transactions and less any anticipated future loss in the value of the retained asset. The retained amount was equal to 20% of the total accounts receivable invoices sold to the bank less 1% of the total invoices as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset was based on the payment history of the accounts receivable customer. At November 30, 2003, accounts receivable invoices totaling $22,600 were outstanding under the factoring line and $377,400 was available for future factoring of accounts receivable invoices.

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

3.    CONTINUED EXISTENCE AND MANAGEMENT'S PLAN

Our consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our obtaining sufficient financing to sustain our operations. We incurred a net loss of $2,025,337, $3,888,299 and $5,487,051 and negative cash flow from operations of $904,241, $1,885,762 and $3,632,534 in the six months ended November 30, 2003 and the years ended May 31, 2003 and 2002, respectively. At November 30, 2003, we had deficit working capital of $1,491,136 and cash and cash equivalents of $6,390. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $26,273 during the six months ended November 30, 2003.

We estimate our current cash requirements to sustain our operations for the next twelve months through November 2004 to be $2.1 million. Since we are no longer supporting the communications product line, we are assuming that there will be no communications product revenue. We have a note payable to Swartz Private Equity, LLC ("Swartz") of $635,276 at November 30, 2003 which is due March 1, 2004. We also have convertible debentures with a group of investors as of November 30, 2003 aggregating $662,500 and advances of $75,000 on a convertible debenture that closed subsequent to November 30, 2003. At the option of the debenture holders, they may purchase additional debentures up to $1 million at any time during the next two years as long as the price of our common stock is in excess of $0.20 per share. During the first six months ended November 30, 2003, we obtained $47,040 from the sale of equity to several private investors, $50,100 from the exercise of a warrant and $10,000 from short term notes entered into with a related party. Subsequent to November 30, 2003, we obtained an additional $25,000 from the issuance of one convertible debenture and additional advances of $200,000 towards the issuance of a future convertible debenture.

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

In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. As of November 30, 2003, we also have remaining $377,400 under a $400,000 accounts receivable factoring agreement with our bank.

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

If we are unable to obtain the necessary funds, we could be forced to substantially curtail or cease operations which would have a material adverse effect on our business. Further, there can be no assurance that required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. As such, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

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

As part of the consideration for entering into the above amended note, we agreed to issue warrants to Swartz related to each advance against the note. In connection with each advance, we issued to Swartz a warrant to purchase a number of shares of common stock equal to the amount of the advance multiplied by 8.25 at an initial exercise price equal to the lesser of (a) the factor of the average of the volume weighted average price per share, as defined by Bloomberg L.P., for each trading day in the period beginning on the date of the previous advance and ending on the trading day immediately preceding the date of the current advance multiplied by .70 or (b) the volume weighted average price per share minus $0.05. In addition, we were obligated under the addendum to the note to issue to Swartz warrants equal to 20% of the common stock issued between March 12, 2002 and April 1, 2003 and we are obligated under the antidilution agreement to issue to Swartz warrants equal to 30% of the common stock issued subsequent to April 1, 2003 to any parties other than Swartz. In addition, we agreed to extend the expiration date to December 31, 2006 on certain warrants that were to expire previous to December 31, 2006. In exchange for these concessions, Swartz agreed to extend the due date to March 1, 2004 on a note for $635,276 net of accrued interest and unreserved 20,007,350 shares that have been reserved for the exercise of warrants for a period the sooner of 1) March 19, 2004, 2) 90 days after the date on which our common stock exceeds $0.375 for 10 consecutive trading days, or 3) or the approval by our shareholders of an increase in the authorized shares to at least 400,000,000 common shares. Our shareholders approved the increase in authorized common shares at our annual shareholders meeting held on October 16, 2003 and, accordingly, the 20,007,350 shares were again reserved as of that date.

As of November 30, 2003 we issued warrants to purchase up to 19,994,698 shares of our common stock in accordance with the amended note agreements and antidilution agreement. The warrants issued were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was also recorded as debt discount.

The note is secured by our assets.

All debt discounts were amortized as additional interest expense over the term of the note payable. As of November 30, 2003, $1,107,238 had been reflected as debt discount which was amortized to interest expense during the previous fiscal years.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Advances against the note                                                    $ 1,790,000
Less amount applied against $30 million equity line of credit                   (227,800)
Less amount applied against $25 million equity line of credit                   (926,924)

                                                                                 635,276
Less debt discount
         Total                                                  1,107,238
         Amount amortized to expense                           (1,107,238)            --
                                                                             -----------
Note payable at November 30, 2003                                            $   635,276

On November 9, 2001, an offset of $227,800 from the sale of 2,500,000 shares of common stock was applied against the final put under a $30 million equity line of credit.

On May 30, 2002, an offset of $926,924 from the sale of 14,100,000 shares of common stock was applied against the first and only put under the $25 million equity line of credit discussed below.

5.    CONVERTIBLE DEBENTURES

Overview. From April 23, 2002 through November 30, 2003, we sold an aggregate of $2,587,500 of 8% convertible debentures and $75,000 of short term convertible debentures at an interest rate of 12% to a group of eleven investors. In addition, at November 30, 2003, we have received advances totaling $75,000 against a convertible debenture that closed subsequent to the quarter. The convertible debentures entitle the debenture holder to convert the principal and unpaid accrued interest into our common stock for two years from the date of closing. In addition, the debenture holders received warrants exercisable into a number of our common shares.

Number of Shares Debentures May Be Converted Into. The debentures can be converted into a number of our common shares at conversion prices that initially equaled $0.0172 to $0.10289 per share.

Resets of Conversion Price and Conversion Shares. A reset date occurs on each three month anniversary of the closing date of each debenture and on the date the registration statement becomes effective, October 29, 2002 for the first $1,000,000 of principal, March 7, 2003 for the second $605,000 of principal, June 26, 2003 for the third $510,000 of principal and November 18, 2003 for the fourth $472,500 of principal. If the volume weighted average price for our common stock for the ten days previous to the reset date is less than the conversion price in effect at the time of the reset date, then the number of common shares issuable to the selling shareholder on conversion will be increased. If the conversion price is reset, the debenture can be converted into a number of our common shares based on the following calculation: the amount of the debenture plus any unpaid accrued interest divided by the reset conversion price which shall equal the volume weighted average price for our common stock for the ten days previous to the reset date. On October 29, 2002, the date the registration statement for the first $1,000,000 of principal became effective, the conversion prices were reset to $0.04457 from initial conversion prices ranging from $0.08616 to $0.10289. On March 7, 2003, the date the registration statement for the second $605,000 of principal became effective, the conversion prices were reset to $0.04722 from initial conversion prices ranging from $0.05126 to $0.0727. On June 26, 2003, the date the registration statement for the third $510,000 of principal became effective, the conversion prices for debentures with initial conversion prices of $0.065 were reset to $0.06346. On November 18, 2003, the date the registration statement for the fourth $472,500 of principal became effective, the conversion prices for debentures with initial conversion prices of $0.048 were reset to $0.0477.

Warrants. Concurrent with the issuance of the convertible debentures, we issued to the debenture holders warrants to purchase up to 55,927,308 shares of our common stock. These warrants are exercisable for five years from the date of issuance at initial exercise prices equal to a negotiated price or 115% of the volume weighted average price for our common stock for the ten days previous to the debenture date. The warrant exercise price is subject to being reset on each six month anniversary of its issuance.

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

Registration Rights. We are responsible for registering the resale of the shares of our common stock which will be issued on the conversion of the debentures. On October 29, 2002, a registration statement covering the first $1,000,000 of debentures was declared effective by the Securities and Exchange Commission. On March 7, 2003, a registration statement covering the second $605,000 of debentures was declared effective by the Securities and Exchange Commission. On June 26, 2003, a registration statement covering the third $510,000 of debentures was declared effective by the Securities and Exchange Commission. On November 18, 2003, a registration statement covering the fourth $547,500 of debentures was declared effective by the Securities and Exchange Commission.

The convertible debentures are secured by our assets.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Convertbile debenture dated April 23, 2002                                            $   225,000
Convertbile debentures dated June 10, 2002                                                775,000
Convertbile debenture dated August 23, 2002                                               175,000
Convertbile debentures dated October 29, 2002                                             180,000
Convertbile debenture dated December 16, 2002                                             100,000
Convertbile debenture dated January 24, 2003                                              150,000
Convertbile debenture dated March 24, 2003                                                162,500
Convertbile debenture dated April 15, 2003                                                 10,000
Convertbile debenture dated May 20, 2003                                                  187,500
Convertbile debenture dated June 9, 2003                                                  150,000
Convertbile debentures dated August 1, 2003                                                75,000
Convertbile debenture dated August 5, 2003                                                120,000
Convertbile debenture dated September 22, 2003                                            202,500
Convertbile debenture dated September 30, 2003                                             75,000
Convertbile debenture dated October 21, 2003                                               75,000
Advances against a debenture issued subsequent to November 30, 2003                        75,000
Less amounts converted to common stock                                                 (2,000,000)
                                                                                      -----------
                                                                                          737,500
Less debt discount
                            Total discounts recorded                   $ 2,587,500
                            Amount amortized to expense                   (924,098)
                            Amount cancelled on conversion              (1,238,884)      (424,518)
                                                                       -----------    -----------
Convertible debentures at November 30, 2003                                               312,982
Less current portion                                                                      190,903
                                                                                      -----------
Long term portion                                                                     $   122,079
                                                                                      ===========

6.    INVESTMENT AGREEMENT

$25 Million Equity Line of Credit Agreement

Overview. On September 17, 2001, we entered into an investment agreement with Swartz. The investment agreement entitled us to issue and sell our common stock to Swartz for up to an aggregate of $25 million from time to time during a three-year period following the effective date of the registration statement. This is also referred to as a put right. We filed a registration statement on Form S-1 on October 11, 2001 that was declared effective on November 5, 2001 for 15,000,000 shares of our common stock which we issued to Swartz during the fiscal year ended May 31, 2002. There remains approximately $24 million available under this line conditioned on us filing one or more additional registration statements. As of November 30, 2003, we have not filed a statement requesting the registration of additional shares to put to Swartz under the $25 million equity line of credit.

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

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

7.    STOCKHOLDERS' DEFICIT

The following table summarizes equity transactions during the six months ended November 30, 2003:

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

                                                      Common
                                                      Shares           Dollars
                                                    -----------      -----------

Balance June 1, 2003                                106,547,807      $44,282,276

Sale of common stock                                  1,701,752           47,040
Exercise of common stock warrants                     1,334,757           50,100
Stock issued on conversion of
  debentures and accrued interest                    30,835,777        1,268,259
Non-cash interest and debt discount
  related to warrants and debentures                         --          730,091
                                                    -----------      -----------
Balance November 30, 2003                           140,420,093      $46,377,766
                                                    ===========      ===========

Stock Options

At November 30, 2003, we had 17,500 options outstanding pursuant to our 1992 ISO Stock Option Plan exercisable at $1.325 per share expiring in 2005; 50,000 options outstanding pursuant to our 1992 NSO Stock Option Plan exercisable at $1.325 per share expiring in 2005; 2,026,500 options outstanding pursuant to our 1996 Stock Option Plan exercisable at a range of $0.0425 to $1.325 per share expiring beginning in 2004 through 2008; 2,960,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.0425 to $0.69 per share expiring beginning in 2004 through 2008; and 1,100,000 options outstanding pursuant to our 2003 Stock Option Plan exercisable at a range of $0.0485 to $0.05 per share expiring in 2008.

Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

Warrants

At November 30, 2003, we had warrants outstanding exercisable into 84,371,744 common shares at exercise prices ranging from $0.0172 to $0.65 per share expiring beginning in 2004 through 2008. During the six months ended November 30, 2003, we issued warrants to purchase 26,714,033 shares of common stock of which 26,514,033 are subject to repricings at the six month anniversary of the issuance of the warrant. For warrants issued in conjunction with the 8% convertible debentures, at each anniversary date the warrants will be repriced to the lesser of the initial exercise price or the volume weighted average price for our common stock for the ten days previous to the reset date. For warrants issued in junction with the equity lines of credit and snap shot warrants, at each anniversary date the warrants will be repriced to the lesser of the initial exercise price or 110% of the lowest closing bid price of our common stock for the five trading days ending on such six month anniversary date. During the six months ended November 30, 2003, warrants to purchase 41,572,462 shares of common stock with initial or reset exercise prices ranging from $0.0451 to $0.07303 have been repriced to exercise prices ranging from $0.0435 to $0.0649.

During the six months ended November 30, 2003, we issued to Swartz snap shot warrants exercisable for five years into 1,750,986 common shares at initial exercise prices ranging from $0.0436 to $0.0572 per share. The snap shot warrants were issued under an agreement with Swartz whereby we will issue to Swartz warrants to purchase common shares equal to 30% of any common stock or warrants we issue to parties other than Swartz or their affiliates after April 1, 2003.

During the six months ended November 30, 2003, a warrant to purchase 1,334,757 shares of common stock was exercised at a price which was lower than the reset price at the time of exercise. The difference between the exercise price and the reset price, $35, 618, was recorded during the first fiscal quarter as additional interest expense.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Common Stock

During the six months ended November 30, 2003, we sold to a group of individual private investors a total of 1,701,752 shares of common stock at prices ranging from $0.025 to $0.034 for an accumulated total of $47,040. The investors have agreed to hold these shares for a minimum of one year.

8.    RELATED PARTY TRANSACTION

During the six months ended November 30, 2003, we sold services totaling approximately $30,000 to a company owned by one of our officers.

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

Our results of operations have been and may continue to be subject to significant variations. The results for a particular period may vary due to a number of factors. These include:

      o     Our major product line has had limited revenues
      o     We have incurred significant losses and may continue to do so
      o Our independent certified public accountants have added an explanatory paragraph to their opinion in which they expressed substantial doubt about our ability to continue as a going concern
      o The price and the trading volume of our common stock have an effect on the amount of capital we can raise
      o     We will require additional financing
      o     Large block sales of our stock may decrease the price of our stock
      o     We may be impacted as a result of terrorism
      o     Our products may not be completed on time
      o     The market in which we operate is highly competitive
      o Protection of our intellectual property is limited; there is a risk of claims for infringement
      o     Our products are dependent on the Internet and Java
      o     Our stock is subject to penny-stock rules

Critical Accounting Policies

We believe that the following represent our critical accounting policies:

Marketable Securities

As part of the sale of our gas plasma antenna technology we received restricted securities in a company that is traded on the OTC bulletin board. The securities can be traded under Rule 144 after July 2004. We reflect the value of those securities based on the closing price as of the end of our reporting period. Any unrealized gain or loss between reporting periods is reflected in our consolidated statement of operations as non-operating income or loss.

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

Results of Operations for the Three months Ended November 30, 2003 and November 30, 2002

Net sales. Total net sales for the fiscal quarter ended November 30, 2003 increased 907% to $51,960 from $5,160 for the corresponding period of the previous fiscal year. This increase was due to 1) a follow on buy for an end of life communication product on which production had ceased before the beginning of the current fiscal year and 2) an engineering contract to develop an adaptive protocol for communication products. We do not anticipate that follow on buys of communication products will continue. We are currently expending our efforts on marketing and sale of our microprocessor technology. Although the microprocessor technology generated minimal revenue during the fiscal quarter ended November 30, 2003, we anticipate that future revenue will be derived from up front license fees and royalties as a result of the shift in focus to the commercialization of our microprocessor and related echnologies. We cannot estimate when significant revenue will be generated from the microprocessor technology.

Cost of sales. Cost of sales as a percentage of net sales decreased to 8.2% in the second fiscal quarter ended November 30, 2003 compared to 137.2% for the corresponding period of the previous fiscal year. This significant decrease was due to 1) sales during the second quarter of fiscal year 2004 not having associated costs due to our having written off the communication product inventory during the previous fiscal year and 2) the engineering contract not having associated costs.

Research and development expenses decreased 31.6% from $164,218 for the fiscal quarter ended November 30, 2002 compared to $112,391 for the fiscal quarter ended November 30, 2003. This decrease was due primarily to a reduction in payroll expense in an amount of $30,552 and overhead expenses of $11,679.

Selling, general and administrative expenses decreased 44.4% to $321,132 for the fiscal quarter ended November 30, 2003 compared to $577,133 for the fiscal quarter of the previous fiscal year. This decrease was due to a reduction in non-cash compensation of $91,500 related to investor relations, a reduction of $90,910 in professional fees and settlement charges related to financings and litigation, a reduction of $22,500 in consulting fees related to patents and $47,356 reduction in impaired royalty expenses.

Other expenses for the fiscal quarter ended November 30, 2003, were $486,968 compared to other expenses of $334,017 for the corresponding period of the previous fiscal year. This change resulted primarily from the recognition of non-cash interest expense of $500,516 related to the amortization of the debt discount associated with the issuance of warrants under a secured note payable and convertible debentures coupled with interest expense of $38,718 related to the note and debentures for the current fiscal period compared to $296,199 and $37,828, respectively, for the same fiscal period of the previous fiscal year. In addition, in the current fiscal quarter $52,266 was recorded as non-operating income as a result of receiving the final payment on the sale of our gas plasma antenna technology.

Results of Operations for the Six months Ended November 30, 2003 and November 30, 2002

Net sales. Total net sales for the six months ended November 30, 2003 increased 40.3% to $63,200 from $45,049 for the corresponding period of the previous fiscal year. This increase was due to an engineering contract to develop an adaptive protocol for communication products. We are currently expending our efforts on marketing and sale of our microprocessor technology. Although the microprocessor technology generated minimal revenue during the six months ended November 30, 2003, we anticipate that future revenue will be derived from up front license fees and royalties as a result of the shift in focus to the commercialization of our microprocessor and related technologies. We cannot estimate when significant revenue will be generated from the microprocessor technology.

Cost of sales. Cost of sales as a percentage of net sales decreased to 16.6% in the six months ended November 30, 2003 compared to 26.6% for the corresponding period of the previous fiscal year. This significant decrease was due to 1) sales during the six months of fiscal year 2004 not having associated costs due to our having written off the communication product inventory during the previous fiscal year and 2) the engineering contract not having associated costs.

Research and development expenses decreased 30.0% from $373,505 for the six months ended November 30, 2002 compared to $261,513 for the six months ended November 30, 2003. This decrease was due primarily to a reduction in payroll expense in an amount of $49,783, a reduction in consulting expenses related to completing a soft core version of the microprocessor technology in the amount of $33,836 and a reduction in overhead expenses of $23,357.

Selling, general and administrative expenses decreased 36.8% to $672,602 for the six months ended November 30, 2003 compared to $1,064,234 for the corresponding period of the previous fiscal year. This decrease was due to a reduction in non-cash compensation of $150,000 related to investor relations, a reduction of $122,674 in professional fees and settlement charges related to financings and litigation, a reduction of $45,000 in consulting fees related to patents and $47,356 reduction in impaired royalty expenses.

Other expenses for the six months ended November 30, 2003, were $1,143,950 compared to other expenses of $616,050 for the corresponding period of the previous fiscal year. This change resulted primarily from the recognition of non-cash interest expense of $1,118,584 related to the amortization of the debt discount associated with the issuance of warrants under a secured note payable and convertible debentures coupled with interest expense of $77,537 related to the note and debentures for the current fiscal period compared to $550,566 and $65,669, respectively, for the same fiscal period of the previous fiscal year. In addition, in the current fiscal period $52,266 was recorded as non-operating income as a result of receiving the final payment on the sale of our gas plasma antenna technology.

Income Taxes

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $244,000 in the first six months of 2004, from $14,291,000 at May 31, 2003 to $14,535,000 at November
30, 2003.

Liquidity and Capital Resources

In connection with their report on our consolidated financial statements as of and for the year ended May 31, 2003, Nation Smith Hermes Diamond, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flow from operations.

At November 30, 2003, we had deficit working capital of $1,491,136 and cash and cash equivalents of $6,390. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $26,273 during the six months ended November 30, 2003 due to net cash used in operations of $859,475 offset by funds generated primarily from the issuance of convertible debentures of $722,500 and the sale of common stock and exercise of common stock warrants of $97,140. The net cash used in operations was $859,475 for the six months ended November 30, 2003 compared to $1,108,120 for the corresponding period of the previous fiscal year. The decrease in cash required in operations was due primarily to a $347,564 reduction in net loss as adjusted to reconcile to cash used in operating activities between the two periods. Cash used for investing activities was $14,695 for the six months ended November 30, 2003 compared to cash used for investing activities of $34,240 for the corresponding period of the previous fiscal year. The decrease was a result of receiving the final payment of $7,500 from the sale of our gas plasma antenna technology during the current fiscal period. Cash provided by financing activities was $847,897 for the six months ended November 30, 2003 compared to $1,056,462 for the corresponding period of the previous fiscal year. This decrease was primarily the result of a reduced issuance of convertible debentures of $124,500 during the current fiscal period compared to the corresponding period of the previous fiscal year.

We estimate our current cash requirements to sustain our operations for the next twelve months through November 2004 to be $2.1 million. Since we are no longer supporting the communications product line, we are assuming that there will be no communications product revenue. We have a note payable to Swartz Private Equity, LLC ("Swartz") of $635,276 at November 30, 2003 which is due March 1, 2004. We also have convertible debentures with a group of investors as of November 30, 2003 aggregating $662,500 and advances of $75,000 on a convertible debenture that closed subsequent to November 30, 2003. At the option of the debenture holders, they may purchase additional debentures up to $1 million at any time during the next two years as long as the price of our common stock is in excess of $0.20 per share. During the first six months ended November 30, 2003, we obtained $47,040 from the sale of equity to several private investors, $50,100 from the exercise of a warrant and $10,000 from short term notes entered into with a related party. Subsequent to November 30, 2003, we obtained an additional $25,000 from the issuance of one convertible debenture and additional advances of $200,000 towards the issuance of a future convertible debenture.

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

In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. As of November 30, 2003, we also have remaining $377,400 under a $400,000 accounts receivable factoring agreement with our bank.

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

If we are unable to obtain the necessary funds, we could be forced to substantially curtail or cease operations which would have a material adverse effect on our business. Further, there can be no assurance that required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. As such, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

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

The status of these three major technologies is as follows:

o Ignite I microprocessor technology. This technology is generating minor amounts of revenue from the sale of evaluation boards, microprocessors and initial license fees related to the intellectual property. We have ported the VxWorks operating system and the Sun Microsystems personalJava virtual machine to the microprocessor. Although we anticipate the sales of licenses and royalties from the microprocessor technology will be our main product line, it currently accounted for only 1% of our revenue for the six months ended November 30, 2003.

o High-speed data communications. Revenue from this technology was generated primarily from mature communication products that completed their life cycles. We have decided to concentrate our efforts on the Ignite I microprocessor technology and have discontinued the sale of communication products subsequent to the last buys that were shipped during the previous fiscal year. Although minimal shipments of communications product accounted for 99% of the revenue shipped during the first six months ended November 30, 2003, future revenue will come from our microprocessor technologies.

o Radar and antenna. We sold the gas plasma antenna technology in August 1999. In October 2003, we received a royalty payment valued at $75,500 comprised of $7,500 cash and $68,000 in marketable securities which were revalued to $44,766 at November 30, 2003. This represents the final payment related to the sale of the gas plasma antenna technology. The $52,266 was recorded as non-operating income during the three months ended November 30, 2003. Our radar technology has not generated any revenue and we have suspended further development of this technology in order to concentrate our resources on the Ignite I microprocessor technology.

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

Item 3. Controls and Procedures

Our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) as of January 1, 2004. Based on their evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In December 2003 we filed several lawsuits in United States District Courts against companies we contend are infringing on our patent number 5,809,336 entitled "High Performance Microprocessor Having Variable Speed Clock." The defendants and suits are as follows:

Defendant                       U.S. District Court                     Case Number
---------                       -------------------                     -----------
Sony Corporation of America     Southern District Court of New York     03CV10142

Fujitsu                         Northern District of California         C035787

Toshiba America, Inc.           Southern District of New York           03CV10180

NEC USA, Inc.                   Eastern District of New York            CV036432

Matsushita                      District of New Jersey                  03CV06210

We are requesting the courts to enjoin the defendants from making use of our patent and are requesting damages for past infringements.

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

                                           Number of     Aggregate       Purchase Price Per
  Name                  Date of Sale        Shares      Purchase Price         Share
  ----                  ------------       ---------    --------------   ------------------
Red Oak, Inc.         September 16, 2003     64,516        $ 2,000          $0.031 Cash

Dean Gulick           September 23, 2003    181,333        $ 5,440          $0.030 Cash

Lydon Inc.            September 30, 2003     67,667        $ 2,000          $0.030 Cash

Red Oak, Inc.         October 31, 2003      100,000        $ 3,300          $0.033 Cash

Red Oak, Inc.         November 25, 2003     100,000        $ 3,300          $0.033 Cash

Item 4. Submission of Matters to a Vote of Security Holders

At our fiscal 2003 Annual Meeting of Shareholders held on October 16, 2003, the following members, constituting all the members, were elected to the Board of
Directors: Donald R. Bernier, Lowell W. Giffhorn, Carlton Johnson, David Pohl, Helmut Falk Jr. and Gloria H. Felcyn.

The following proposals were approved at our Annual Meeting of Shareholders:

      1. Proposal to approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock, $.00001 par value, from 200,000,000 to 400,000,000

             Votes For                 Votes Against            Votes Abstaining
            105,726,186                  7,111,384                   213,335

      2.    Proposal to approve our 2003 Stock Option Plan

               Votes For               Votes Against            Votes Abstaining
              19,450,113                 6,810,701                   268,345

      3. Appointment of Nation Smith Hermes Diamond LLP as our Independent Auditors

               Votes For                Votes Against           Votes Abstaining
             111,255,417                   668,217                  1,129,271

      4.    Election of Directors

                  Director                  Votes For         Votes Withheld

                  Donald Bernier            107,596,986           627,522

                  Lowell W. Giffhorn        107,824,366           400,142

                  Carlton Johnson           107,298,276           926,232

                  David Pohl                107,790,334           434,174

                  Helmut Falk Jr.           107,205,456         1,019,052

                  Gloria H. Felcyn          107,992,966           231,542

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

                                        PATRIOT SCIENTIFIC CORPORATION

Date: January 21, 2004                  By: /s/ LOWELL W. GIFFHORN
                                           -------------------------------------
                                           Executive Vice President and
                                           Chief Financial Officer

                                           (Principal Financial and
                                           Accounting Officer and duly
                                           authorized to sign on behalf
                                           of the Registrant)