Form 10QSB
period 2004-02-29
PATRIOT SCIENTIFIC CORP
filed 2004-04-08
CIK 836564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended February 29, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                             166,357,810
-------------------------------                             -----------
           (Class)                                (Outstanding at April 7, 2004)

Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No [X]

                         PATRIOT SCIENTIFIC CORPORATION
                                      INDEX


                                                                                        Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

                  Consolidated Balance Sheets as of February 29, 2004 (unaudited)
                     and May 31, 2003                                                   3

                  Consolidated Statements of Operations for the three and nine months ended February 29, 2004 and February 28, 2003
                    (unaudited)                                                         4

                  Consolidated Statements of Cash Flows for the nine months
                    ended February 29, 2004 and February 28, 2003 (unaudited) 5

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

PART I- FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS

                         PATRIOT SCIENTIFIC CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                               February 29,        May 31,
                                                                                  2004              2003
                                                                              ------------      ------------
                                                                               (Unaudited)

                        ASSETS (Notes 4 and 5)
Current assets:
       Cash and cash equivalents                                              $    240,182      $     32,663
       Marketable securities - restricted                                           17,409                --
       Accounts receivable, net of allowance
         of  none and $10,000 for uncollectible accounts                             3,265             3,866
       Prepaid expenses                                                             93,786            93,030
                                                                              ------------      ------------

Total current assets                                                               354,642           129,559

Property and equipment, net                                                         89,674           153,530

Other assets, net                                                                   41,221            53,220

Patents and trademarks, net of accumulated amortization of $560,680
   and $522,948                                                                    113,388           128,925
                                                                              ------------      ------------
                                                                              $    598,925      $    465,234
                                                                              ============      ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Secured note payable (Note 4)                                          $    635,276      $    635,276
       Current portion of convertible debentures, net of debt discount of
         $47,639 and $103,121 (Note 5)                                             139,861           121,879
       Secured notes payable to a related party                                    100,000           180,000
       Accounts payable                                                            237,277           397,180
       Accrued liabilities                                                         197,044           245,822
       Current portion of capital lease obligation                                   7,581             6,405
                                                                              ------------      ------------

Total current liabilities                                                        1,317,039         1,586,562

Convertible debentures, net of debt discount of $620,420
   and $709,890  (Note 5)                                                          227,080           280,110

Long term portion of capital lease obligation                                        4,483            10,326

Commitments and contingencies (Note 7)

Stockholders' deficit: (Notes 4,5,6 and 7)
       Preferred stock, $.00001 par value; 5,000,000 shares
         authorized none outstanding                                                    --                --
       Common stock, $.00001 par value; 400,000,000 shares
         authorized; issued and outstanding 163,357,810 and 106,547,807              1,634             1,066
       Additional paid-in capital                                               47,743,960        44,281,210
       Accumulated deficit                                                     (48,695,271)      (45,694,040)
                                                                              ------------      ------------
Total stockholders' deficit                                                       (949,677)       (1,411,764)
                                                                              ------------      ------------
                                                                              $    598,925      $    465,234
                                                                              ============      ============

          See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended                     Nine Months Ended
                                                  --------------------------------      --------------------------------
                                                   February 29,       February 28,       February 29,       February 28,
                                                      2004                2003               2004               2003
                                                  -------------      -------------      -------------      -------------
Net sales                                         $       3,384      $      41,390      $      66,584      $      86,439

Cost of sales                                                --              6,671             10,472             18,660
                                                  -------------      -------------      -------------      -------------

Gross profit                                              3,384             34,719             56,112             67,779

Operating expenses:
     Research and development                           154,770            167,230            416,283            540,735
     Selling, general and
       administrative                                   265,325            382,372            937,927          1,446,606
                                                  -------------      -------------      -------------      -------------
                                                        420,095            549,602          1,354,210          1,987,341
                                                  -------------      -------------      -------------      -------------
Operating loss                                         (416,711)          (514,883)        (1,298,098)        (1,919,562)
                                                  -------------      -------------      -------------      -------------
Other income (expenses):
     Gain on sale of technology                              --                 --             75,500                 --
     Unrealized loss on marketable securities           (27,357)                --            (50,591)                --
     Interest income                                         --                  3                 --                188
     Interest expense                                  (531,826)          (327,781)        (1,728,042)          (944,016)
                                                  -------------      -------------      -------------      -------------
                                                       (559,183)          (327,778)        (1,703,133)          (943,828)
                                                  -------------      -------------      -------------      -------------
Net loss                                          $    (975,894)     $    (842,661)     $  (3,001,231)     $  (2,863,390)
                                                  =============      =============      =============      =============

Basic and diluted loss
     per common share                             $       (0.01)     $       (0.01)     $       (0.02)     $       (0.03)
                                                  =============      =============      =============      =============

Weighted average number of
  common shares outstanding
  during the period (Note 1)                        147,831,481         91,726,851        130,404,446         85,711,345
                                                  =============      =============      =============      =============

          See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                             Nine Months Ended
                                                                    -------------------------------------
                                                                    February 29, 2004   February 28, 2003
                                                                    -------------------------------------
Decrease in Cash and Cash Equivalents
Operating activities:
       Net loss                                                        $(3,001,231)         $(2,863,390)
       Adjustments to reconcile net loss
         to cash used in operating activities:
           Amortization and depreciation                                   101,588              155,875
          Provision for doubtful accounts                                       --                4,000
          Non-cash interest expense related to convertible
              debentures, notes payable and warrants                     1,622,266              837,341
       Gain on sale of technology                                          (75,500)                  --
       Unrealized loss on marketable securities                             50,591                   --
       Common stock issued for services and litigation settlements          45,050              148,800
           Changes in:
               Accounts receivable                                         (20,679)             (13,025)
               Prepaid expenses and other assets                            11,243              177,515
               Accounts payable and accrued liabilities                    (98,267)              59,294
                                                                       -----------          -----------
Net cash used in operating activities                                   (1,364,939)          (1,493,590)
                                                                       -----------          -----------

Investing activities:
       Proceeds from sale of technology                                      7,500                   --
       Purchase of property, equipment and patents                         (22,195)             (51,761)
                                                                       -----------          -----------
Net cash used for investing activities                                     (14,695)             (51,761)
                                                                       -----------          -----------

Financing activities:
       Proceeds from the issuance of short term notes payable               10,000              180,000
       Proceeds from the issuance of convertible debentures              1,460,000            1,184,500
       Proceeds from the issuance of common stock                           50,440              114,850
       Principal payments for capital lease obligations                     (4,667)              (3,728)
       Proceeds from sales of accounts receivable                           21,280               11,877
       Proceeds from exercise of common stock warrants                      50,100                   --
                                                                       -----------          -----------
Net cash provided by financing activities                                1,587,153            1,487,499
                                                                       -----------          -----------

Net increase (decrease) in cash and cash equivalents                       207,519              (57,852)

Cash and cash equivalents, beginning of period                              32,663               88,108
                                                                       -----------          -----------

Cash and cash equivalents, end of period                               $   240,182          $    30,256
                                                                       -----------          -----------

Supplemental Disclosure of Cash Flow Information:
       Cash payments for interest                                      $    16,568          $    12,301
       Common stock issued on conversion of debentures,
         notes payable and accrued interest                            $ 1,729,706          $   391,990
       Debt discount                                                   $ 1,247,500          $ 1,403,815
                                                                       -----------          -----------

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

LOSS PER SHARE

We follow Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, basic loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding. Diluted loss per share is calculated as net loss divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. Common stock options and warrants of 110,421,606 and 55,684,705 for the three and nine months ended February 29, 2004 and February 28, 2003, respectively, were not included in diluted loss per share for the periods as the effect was antidilutive due to our recording losses in each of those periods. See Notes 5 and 7 for discussion of commitments to issue additional shares of common stock and warrants.

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

Under the accounting provisions for SFAS No. 123, the Company's net loss per share would have been increased by the pro forma amounts indicated below:

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                      Three Months Ended               Nine Months Ended
                                ----------------------------      ----------------------------
                                February 29,     Februry 28,      February 29,     Februry 28,
                                    2004            2003              2004             2003
                                -----------      -----------      -----------      -----------
Net loss as reported            $  (975,894)     $  (842,661)     $(3,001,231)     $(2,863,390)
Compensation expense                 (2,000)         (27,500)        (152,074)        (253,823)
                                -----------      -----------      -----------      -----------
Net loss pro forma              $  (977,894)     $  (870,161)     $(3,153,305)     $(3,117,213)
                                ===========      ===========      ===========      ===========
As reported per share
     Basic and diluted loss     $     (0.01)     $     (0.01)     $     (0.02)     $     (0.03)
                                ===========      ===========      ===========      ===========
Pro forma per share
     Basic and diluted loss     $     (0.01)     $     (0.01)     $     (0.02)     $     (0.04)
                                ===========      ===========      ===========      ===========

SALE OF ACCOUNTS RECEIVABLE

We follow SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A $400,000 factoring line we established with a bank enables us to sell selected accounts receivable invoices to the bank with full recourse against us. These transactions qualify for a sale of assets since (1) we have transferred all of our rights, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) we have no effective control over the selected accounts receivable invoices since we are not entitled to or obligated to repurchase or redeem the invoices before their maturity and we do not have the ability to unilaterally cause the bank to return the invoices. Under SFAS No.140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During the first nine months of fiscal 2004, we sold $26,600 of our accounts receivable to a bank under the factoring agreement for $21,280. Pursuant to the provisions of SFAS No. 140, we reflected the transactions as sales of assets and established a receivable from the bank for the retained amount less the costs of the transactions and less any anticipated future loss in the value of the retained asset. The retained amount was equal to 20% of the total accounts receivable invoices sold to the bank less 1% of the total invoices as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset was based on the payment history of the accounts receivable customer. At February 29, 2004, there were no accounts receivable invoices outstanding under the factoring line and $400,000 was available for future factoring of accounts receivable invoices.

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

3.    CONTINUED EXISTENCE AND MANAGEMENT'S PLAN

Our consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our obtaining sufficient financing to sustain our operations. We incurred a net loss of $3,001,231, $3,888,299 and $5,487,051 and negative cash flow from operations of $1,375,292, $1,885,762 and $3,632,534 in the nine months ended February 29, 2004 and the years ended May 31, 2003 and 2002, respectively. At February 29, 2004, we had deficit working capital of $962,397 and cash and cash equivalents of $240,182. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents increased $207,519 during the nine months ended February 29, 2004.

We estimate our current cash requirements to sustain our operations for the next twelve months through February 2005 to be $2.1 million. Since we are no longer supporting the communications product line, we are assuming that there will be no communications product revenue. We have a note payable to Swartz Private Equity, LLC ("Swartz") of $635,276 at February 29, 2004 which is due March 1, 2004. We also have convertible debentures with a group of investors as of February 29, 2004 aggregating $847,500 and advances of $187,500 on a convertible debenture that closed subsequent to February 29, 2004. At the option of the debenture holders, they may purchase additional debentures up to $1 million at any time during the next two years as long as the price of our common stock is in excess of $0.20 per share. During the first nine months ended February 29, 2004, we obtained $50,440 from the sale of equity to several private investors, $50,100 from the exercise of warrants and $10,000 from short term notes entered into with a related party. Subsequent to February 29, 2004, we obtained additional advances of $128,000 towards the issuance of a future convertible debenture and $51,600 from the exercise of a warrant.

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

In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. As of February 29, 2004, we also have remaining $400,000 under an accounts receivable factoring agreement with our bank.

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

4.    SECURED NOTE PAYABLE

On March 12, 2002, we replaced and superceded a previously issued Secured Promissory Note with Swartz with an Amended Secured Promissory Note and Agreement with an effective date of October 9, 2001 and an Addendum to Amended Secured Promissory Note dated March 12, 2002. The amended note, which originally was to mature on April 9, 2003, was extended to March 1, 2004 and amounts outstanding under the note bear interest at the rate of 5% per annum. Per the addendum to the amended note, principal and interest payments were deferred until March 1, 2004. In March 2004, the note and accrued interest were converted into a new 8% convertible debenture.

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

As of February 29, 2004 we issued warrants to purchase up to 23,045,997 shares of our common stock in accordance with the amended note agreements and antidilution agreement. The warrants issued were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was also recorded as debt discount.

The note is secured by our assets.

All debt discounts were amortized as additional interest expense over the term of the note payable. As of February 29, 2004, $1,107,238 had been reflected as debt discount which was amortized to interest expense during the previous fiscal years.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      Advances against the note                                                          $ 1,790,000
      Less amount applied against $30 million equity line of credit                         (227,800)
      Less amount applied against $25 million equity line of credit                         (926,924)
                                                                                         -----------
                                                                                             635,276
      Less debt discount
               Total                                                      1,107,238
               Amount amortized to expense                               (1,107,238)              --
                                                                        -----------      -----------

      Note payable at February 29, 2004                                                  $   635,276
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

5.    CONVERTIBLE DEBENTURES

Overview. From April 23, 2002 through February 29, 2004, we sold an aggregate of $3,212,500 of 8% convertible debentures and $75,000 of short term convertible debentures at an interest rate of 12% to a group of eleven investors. In addition, at February 29, 2004, we have received advances totaling $187,500 against a convertible debenture that closed subsequent to the quarter. The convertible debentures entitle the debenture holder to convert the principal and unpaid accrued interest into our common stock for two years from the date of closing. In addition, the debenture holders received warrants exercisable into a number of our common shares.

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

Warrants. Concurrent with the issuance of the convertible debentures, we issued to the debenture holders warrants to purchase up to 75,004,544 shares of our common stock. These warrants are exercisable for five years from the date of issuance at initial exercise prices equal to a negotiated price or 115% of the volume weighted average price for our common stock for the ten days previous to the debenture date. The warrant exercise price is subject to being reset on each six month anniversary of its issuance. During the nine months ended February 29, 2004, warrants to purchase 4,102,431 shares of common stock were exercised at prices ranging from $0.0375 to $0.04 per share.

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

The convertible debentures are secured by our assets.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Convertible debentures issued since April 23, 2002                        $ 3,475,000
Less amounts converted to common stock                                     (2,440,000)
                                                                          -----------
                                                                            1,035,000
Less debt discount                                                           (668,059)
                                                                          -----------
Convertible debentures at February 29, 2004                                   366,941
Less current portion                                                          139,861
                                                                          -----------
Long term portion                                                         $   227,080
                                                                          ===========

Maturity dates of outstanding convertible debentures
  June 10, 2004                                                           $    25,000
  October 29, 2004                                                            132,500
  April 15, 2005                                                               10,000
  August 1, 2005                                                               25,000
  September 30, 2005                                                           30,000
  December 1, 2005                                                             25,000
  January 23, 2006                                                            275,000
  February 2, 2006                                                            325,000
  Advances against a debenture issued subsequent to February 29, 2004         187,500
                                                                          -----------
                                                                          $ 1,035,000
                                                                          ===========

6.    INVESTMENT AGREEMENT

$25 MILLION EQUITY LINE OF CREDIT AGREEMENT

Overview. On September 17, 2001, we entered into an investment agreement with Swartz. The investment agreement entitled us to issue and sell our common stock to Swartz for up to an aggregate of $25 million from time to time during a three-year period following the effective date of the registration statement. This is also referred to as a put right. We filed a registration statement on Form S-1 on October 11, 2001 that was declared effective on November 5, 2001 for 15,000,000 shares of our common stock which we issued to Swartz during the fiscal year ended May 31, 2002. There remains approximately $24 million available under this line conditioned on us filing one or more additional registration statements. As of February 29, 2004, we have not filed a statement requesting the registration of additional shares to put to Swartz under the $25 million equity line of credit.

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

7.    STOCKHOLDERS' DEFICIT

The following table summarizes equity transactions during the nine months ended February 29, 2004:

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                            Common
                                            Shares         Dollars
                                         -----------     -----------

Balance June 1, 2003                     106,547,807     $44,282,276

Sale of common stock                       1,801,752          50,440
Exercise of common stock warrants          4,102,431         160,807
Stock issued on conversion of
  debentures and accrued interest         49,905,820       1,729,705
Stock issued for services                  1,000,000          45,052
Non-cash interest and debt discount
  related to warrants and debentures              --       1,477,314
                                         -----------     -----------

Balance February 29, 2004                163,357,810     $47,745,594
                                         ===========     ===========

STOCK OPTIONS

At February 29, 2004, we had 17,500 options outstanding pursuant to our 1992 ISO Stock Option Plan exercisable at $1.325 per share expiring in 2005; 50,000 options outstanding pursuant to our 1992 NSO Stock Option Plan exercisable at $1.325 per share expiring in 2005; 2,026,500 options outstanding pursuant to our 1996 Stock Option Plan exercisable at a range of $0.0425 to $1.325 per share expiring beginning in 2004 through 2008; 2,960,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.0425 to $0.69 per share expiring beginning in 2004 through 2008; and 1,635,000 options outstanding pursuant to our 2003 Stock Option Plan exercisable at a range of $0.0345 to $0.05 per share expiring in 2008.

Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

WARRANTS

At February 29, 2004, we had warrants outstanding exercisable into 103,732,606 common shares at exercise prices ranging from $0.0172 to $0.65 per share expiring beginning in 2004 through 2009. During the nine months ended February 29, 2004, we issued warrants to purchase 48,842,569 shares of common stock of which 29,892,570 are subject to repricings at the six month anniversary of the issuance of the warrant. For warrants issued in conjunction with the 8% convertible debentures, at each anniversary date the warrants will be repriced to the lesser of the initial exercise price or the volume weighted average price for our common stock for the ten days previous to the reset date. For warrants issued in junction with the equity lines of credit and snap shot warrants, at each anniversary date the warrants will be repriced to the lesser of the initial exercise price or 110% of the lowest closing bid price of our common stock for the five trading days ending on such six month anniversary date. During the nine months ended February 29, 2004, warrants to purchase 42,349,980 shares of common stock with initial or reset exercise prices ranging from $0.0451 to $0.0715 have been repriced to exercise prices ranging from $0.0363 to $0.05033.

During the nine months ended February 29, 2004, we issued to Swartz snap shot warrants exercisable for five years into 4,802,285 common shares at exercise prices ranging from $0.0436 to $0.046 per share. The snap shot warrants were issued under an agreement with Swartz whereby we will issue to Swartz warrants to purchase common shares equal to 30% of any common stock or warrants we issue to parties other than Swartz or their affiliates after April 1, 2003.

During the nine months ended February 29, 2004, a warrants to purchase 4,102,431 shares of common stock were exercised at prices which were lower than the reset price at the time of exercise. The difference between the exercise prices and the reset prices, $46,163, was recorded during the nine months ended February 29, 2004 as additional interest expense.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

COMMON STOCK

During the nine months ended February 29, 2004, we sold to a group of individual private investors a total of 1,801,752 shares of common stock at prices ranging from $0.025 to $0.034 for an accumulated total of $50,440. The investors have agreed to hold these shares for a minimum of one year.

8.    RELATED PARTY TRANSACTION

During the nine months ended February 29, 2004, we sold services totaling $25,352 to a company owned by one of our officers.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

Net sales. Total net sales for the fiscal quarter ended February 29, 2004 decreased 91.8% to $3,384 from $41,390 for the corresponding period of the previous fiscal year. This decrease was due to a lack of follow on buys for end of life communication product on which production had ceased before the beginning of the current fiscal year. We do not anticipate follow on buys of communication products. We are currently expending our efforts on marketing and sale of our microprocessor technology. Although the microprocessor technology generated minimal revenue during the fiscal quarter ended February 29, 2004, we anticipate that future revenue will be derived from up front license fees and royalties as a result of the shift in focus to the commercialization of our microprocessor and related technologies. We cannot estimate when significant revenue will be generated from the microprocessor technology.

Cost of sales. Cost of sales as a percentage of net sales was 0% in the fiscal quarter ended February 29, 2004 compared to 16.1% in the third fiscal quarter ended February 28, 2003. This decrease was due to the minimal sales during the third quarter of fiscal year 2004 not having associated costs due to our having written off the communication product inventory during the previous fiscal year.

Research and development expenses decreased 7.4% from $167,230 for the fiscal quarter ended February 28, 2003 compared to $154,770 for the fiscal quarter ended February 29, 2004. This decrease was due primarily to a reduction in payroll expense in an amount of $12,969.

Selling, general and administrative expenses decreased 30.6% to $265,325 for the fiscal quarter ended February 29, 2004 compared to $382,372 for the fiscal quarter of the previous fiscal year. This decrease was due to a reduction in non-cash compensation of $55,000 related to investor relations, a reduction of $14,283 in personnel expenses, a reduction of $22,500 in consulting fees related to patents and a $14,834 reduction in facility expenses.

Other expenses for the fiscal quarter ended February 29, 2004, were $559,183 compared to other expenses of $327,778 for the corresponding period of the previous fiscal year. This change resulted primarily from the recognition of non-cash interest expense of $503,682 related to the amortization of the debt discount associated with the issuance of warrants under a secured note payable and convertible debentures.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

Net sales. Total net sales for the nine months ended February 29, 2004 decreased 23.0% to $66,584 from $86,439 for the corresponding period of the previous fiscal year. This decrease was due to a lack of follow on buys for end of life communication product on which production had ceased before the beginning of the current fiscal year. We are currently expending our efforts on marketing and sale of our microprocessor technology. Although the microprocessor technology generated minimal revenue during the nine months ended February 29, 2004, we anticipate that future revenue will be derived from up front license fees and royalties as a result of the shift in focus to the commercialization of our microprocessor and related technologies. We cannot estimate when significant revenue will be generated from the microprocessor technology.

Cost of sales. Cost of sales as a percentage of net sales decreased to 15.7% in the nine months ended February 29, 2004 compared to 21.6% for the corresponding period of the previous fiscal year. This significant decrease was due to 1) sales during the nine months of fiscal year 2004 not having associated costs due to our having written off the communication product inventory during the previous fiscal year and 2) an engineering contract not having associated costs during the current fiscal year.

Research and development expenses decreased 23.0% from $540,735 for the nine months ended February 28, 2003 compared to $416,283 for the nine months ended February 29, 2004. This decrease was due primarily to a reduction in payroll expense in an amount of $62,751, a reduction in consulting expenses related to completing a soft core version of the microprocessor technology in the amount of $28,984 and a reduction in overhead expenses of $35,036.

Selling, general and administrative expenses decreased 35.1% to $937,927 for the nine months ended February 29, 2004 compared to $1,446,606 for the corresponding period of the previous fiscal year. This decrease was due to a reduction in non-cash compensation of $154,000 related to investor relations, a reduction of $159,666 in professional fees and settlement charges related to financings and litigation, a reduction of $67,500 in consulting fees related to patents, $50,677 reduction in impaired royalty expenses, and $37,158 reduction in facility expenses.

Other expenses for the nine months ended February 29, 2004, were $1,703,133 compared to other expenses of $943,828 for the corresponding period of the previous fiscal year. This change resulted primarily from the recognition of non-cash interest expense of $1,622,266 related to the amortization of the debt discount associated with the issuance of warrants under a secured note payable and convertible debentures coupled with interest expense of $105,681 related to the note and debentures for the current fiscal period compared to $837,341 and $106,675, respectively, for the same fiscal period of the previous fiscal year.

In addition, in the current fiscal period $24,909 was recorded as non-operating income as a result of receiving the final payment on the sale of our gas plasma antenna technology.

INCOME TAXES

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $431,000 in the first nine months of 2004, from $14,291,000 at May 31, 2003 to $14,722,000 at February
29, 2004.

LIQUIDITY AND CAPITAL RESOURCES

In connection with their report on our consolidated financial statements as of and for the year ended May 31, 2003, Nation Smith Hermes Diamond, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flow from operations.

At February 29, 2004, we had deficit working capital of $962,397 and cash and cash equivalents of $240,182. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents increased $207,519 during the nine months ended February 29, 2004 due to net cash used in operations of $1,364,939 offset by funds generated primarily from the issuance of convertible debentures of $1,460,000 and the sale of common stock and exercise of common stock warrants of $100,540. The net cash used in operations was $1,364,939 for the nine months ended February 29, 2004 compared to $1,493,590 for the corresponding period of the previous fiscal year. The decrease in cash required in operations was due primarily to a $460,138 reduction in net loss as adjusted for depreciation, non-cash interest expense, gain on sale of technology, unrealized loss on marketable securities and common stock issued for services between the two periods offset by a change in prepaid and other assets of $166,272 and a reduction in accounts payable of $157,561. Cash used for investing activities was $14,695 for the nine months ended February 29, 2004 compared to cash used for investing activities of $51,761 for the corresponding period of the previous fiscal year. The decrease was a result of receiving the final payment of $7,500 from the sale of our gas plasma antenna technology during the current fiscal period coupled with a reduction in additions to property, equipment and patents. Cash provided by financing activities was $1,587,153 for the nine months ended February 29, 2004 compared to $1,487,499 for the corresponding period of the previous fiscal year. This increase was primarily the result of an increase in the issuance of convertible debentures and short term notes payable of $105,500 during the current fiscal period compared to the corresponding period of the previous fiscal year.

We estimate our current cash requirements to sustain our operations for the next twelve months through February 2005 to be $2.1 million. Since we are no longer supporting the communications product line, we are assuming that there will be no communications product revenue. We have a note payable to Swartz Private Equity, LLC ("Swartz") of $635,276 at February 29, 2004 which is due March 1, 2004. We also have convertible debentures with a group of investors as of February 29, 2004 aggregating $847,500 and advances of $187,500 on a convertible debenture that closed subsequent to February 29, 2004. At the option of the debenture holders, they may purchase additional debentures up to $1 million at any time during the next two years as long as the price of our common stock is in excess of $0.20 per share. During the first nine months ended February 29, 2004, we obtained $50,340 from the sale of equity to several private investors, $50,100 from the exercise of warrants and $10,000 from short term notes entered into with a related party. Subsequent to February 29, 2004, we obtained additional advances of $128,000 towards the issuance of a future convertible debenture and $51,600 from the exercise of a warrant.

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

In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. As of February 29, 2004, we also have remaining $400,000 under an accounts receivable factoring agreement with our bank.

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

The status of these three major technologies is as follows:

o Ignite I microprocessor technology. This technology is generating minor amounts of revenue from the sale of evaluation boards, microprocessors and initial license fees related to the intellectual property. We have ported the VxWorks operating system and the Sun Microsystems personalJava virtual machine to the microprocessor. Although we anticipate the sales of licenses and royalties from the microprocessor technology will be our main product line, it currently accounted for only 8% of our revenue for the nine months ended February 29, 2004.

o High-speed data communications. Revenue from this technology was generated primarily from mature communication products that completed their life cycles. We have decided to concentrate our efforts on the Ignite I microprocessor technology and have discontinued the sale of communication products subsequent to the last buys that were shipped during the previous fiscal year. Although minimal shipments of communications product accounted for 92% of the revenue shipped during the first nine months ended February 29, 2004, future revenue will come from our microprocessor technologies.

o Radar and antenna. We sold the gas plasma antenna technology in August 1999. In October 2003, we received a royalty payment valued at $75,500 comprised of $7,500 cash and $68,000 in marketable securities which were revalued to $17,409 at February 29, 2004. This represents the final payment related to the sale of the gas plasma antenna technology. The $24,909 was recorded as non-operating income during the nine months ended February 29, 2004. Our radar technology has not generated any revenue and we have suspended further development of this technology in order to concentrate our resources on the Ignite I microprocessor technology.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) as of April 1, 2004. Based on their evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

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

Sony Corporation of America     Southern District of New York        03CV10142

Fujitsu                         Northern District of California      C035787

Toshiba America, Inc.           Southern District of New York        03CV10180

NEC USA, Inc.                   Eastern District of New York         CV036432

Matsushita                      District of New Jersey               03CV06210

We are requesting the courts to enjoin the defendants from making use of our patent and are requesting damages for past infringements. In February, with the consent of the defendants and ourselves, the above five actions were consolidated into the Fujitsu action in the Northern District of California under case number C035787.

In February 2004, Intel Corporation filed a lawsuit against us in the United States District Court- Northern District of California, case number C040439, in which they are requesting a declaratory judgment to keep us from bringing actions against their customers and requesting the court to invalidate our 5,809,336 patent. We filed a counterclaim against Intel contending that they also are infringing on our patent.

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

                                                    Number of         Aggregate    Purchase Price Per
           Name                Date of Sale           Shares      Purchase Price         Share

Hawk Associates Inc.          January 5, 2004        700,000           $30,252      $0.043  Services

Gloria Felcyn, Trustee       January 19, 2004      2,767,674          $110,707      $0.040  Exercise of warrant

Red Oak, Inc.                January 27, 2004        100,000            $3,400      $0.034  Cash

Hawk Associates Inc.         February 3, 2004        300,000           $14,800      $0.049  Services

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

                                               PATRIOT SCIENTIFIC CORPORATION


Date: April 8, 2004                            By:  /s/ LOWELL W. GIFFHORN
                                                   -----------------------------
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                                   (Principal Financial and
                                                   Accounting Officer and duly
                                                   authorized to sign on behalf
                                                   of the Registrant)