Form 10KSB
period 2004-05-31
PATRIOT SCIENTIFIC CORP
filed 2004-08-19
CIK 836564

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                   (Issuer's telephone number): (858) 674-5000

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.00001 par value
                        -------------------------------
                                (Title of Class)

Check whether the issuer (1 ) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for it most recent fiscal year. $76,417

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 12, 2004 was $7,256,203 based on a closing price of $0.04 as reported on the OTC Electronic Bulletin Board system..

At August 12, 2004, 185,958,290 shares of common stock, par value $.00001 per share (the issuer's only class of voting stock) were outstanding.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format (check one):    YES [_]     NO [X]


                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
                                     PART I
ITEM 1.     Description of Business                                                    3
ITEM 2.     Description of Property                                                   12
ITEM 3.     Legal Proceedings                                                         12
ITEM 4.     Submission of Matters to a Vote of Security Holders                       13

                                     PART II

ITEM 5.     Market for Common Equity, Related Stockholder Matters and Small
              Business Issuer Purchases of Equity Securities                          13
ITEM 6.     Management's Discussion and Analysis or Plan of Operation                 14
ITEM 7.     Financial Statements                                                      24
ITEM 8.     Changes in and Disagreements with Accountants on                          24
              Accounting and Financial Disclosure
ITEM 8A.    Controls and Procedures                                                   25
ITEM 8B.    Other Information                                                         25

                                    PART III

ITEM 9.     Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act                        22
ITEM 10.    Executive Compensation                                                    27
ITEM 11.    Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                          30
ITEM 12.    Certain Relationships and Related Transactions                            32
ITEM 13.    Exhibits                                                                  33
ITEM 14.    Principal Accountant Fees and Services                                    42

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

      Patriot Scientific Corporation was organized under Delaware law on March 24, 1992, and is the successor by merger to Patriot Financial Corporation, a Colorado corporation incorporated on June 10, 1987. Our address is 10989 Via Frontera, San Diego, California 92127, and our telephone number is (858) 674-5000. Our home page can be located on the World Wide Web at http://www.ptsc.com.

      We develop, market, and sell microprocessors, our technology behind the microprocessors, and complementary products which enable computers and other data processing devices to communicate. These products can be used to connect to the Internet or other telecommunication networks. The microprocessor technology product line accounted for approximately 18% of our revenue in fiscal 2004. The balance of our fiscal 2004 revenue was generated from a communications product line that, subsequent to a completed last buy program, is now generating minimal revenue. We also have a patent for special radar technology which, if fully developed, may allow a potential licensee to penetrate the ground or structures to find various objects. We also owned gas plasma antenna technology which we sold for $250,000 in August 1999. In October 2003, we received a final royalty payment of $75,500 from the sale of the gas plasma technology. Our strategy is to exploit our microprocessor technologies through product sales, licensing, strategic alliances and to litigate against those who may be infringing on our patents.

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

      In May 1993, we registered under the Securities Act of 1933 a total of 7,631,606 shares issuable upon the exercise of outstanding Class A and Class B common stock purchase warrants. Upon the exercise of those warrants, we received net proceeds of $3,343,915 and issued 7,538,102 common shares. None of such warrants remain outstanding.

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

BUSINESS

      ORGANIZATION AND CORPORATE DEVELOPMENT. Our business involves the following technologies:

            o     Ignite microprocessor technology, and

            o     high-speed data communications technology.

      The stage of development of each of our technologies is as follows:

            o Ignite microprocessor. This technology is generating minor amounts of revenue from the sale of development boards, microprocessors and initial license fees related to the microprocessor application. We run the technology on a 0.18-micron microprocessor, which is in current production. We have ported the WindRiver VxWorks operating system and the Sun Microsystems personalJava virtual machine to the microprocessor. In addition, the technology is available for sale as intellectual property, which enables the prospective customer to incorporate the microprocessor functions with other parties' applications to arrive at a system on a chip solution. Although we anticipate the Ignite technology to be our main product line, it accounted for only about 18% of our revenue in fiscal year 2004.

            o High-speed data communications. Revenue from this technology was phased out during fiscal year 2002 as a result of the products reaching the end of their life cycles. During fiscal 2002 we initiated a last time buy program and, except for minor repeat orders, have discontinued this product line. We have decided to concentrate our efforts on the Ignite microprocessor technology. Although the communications product line accounted for approximately 82% of our fiscal year 2004 revenue, we anticipate that the Ignite microprocessor will be our main product line in the future.

      Due to our small size and staffing overlaps among the technologies, certain personnel may work on any or all of our technologies from time to time.

      During at least the last three years, we have focused the majority of our efforts on the Ignite technology. The Ignite technology is targeted for the embedded controller and Java language processor marketplaces.

      INTERNET GROWTH AND THE EMERGENCE OF THE JAVA PROGRAMMING LANGUAGE. The Internet is a global web of computer networks. This "network of networks" allows computers connected to the Internet to "talk" to one another. The Internet provides organizations and individuals with new means to conduct business. Commercial uses of the Internet include business-to-business and business-to-consumer transactions, product marketing, advertising, entertainment, electronic publishing, electronic services and customer support. We believe that organizations will also increasingly use the Internet and private Intranet networks to improve communications, distribute information, lower operating costs and change operations. Use of the Internet has grown rapidly and has had an impact on many industries, including computer hardware, software and peripheral industries. The rapid growth in popularity of the Internet is in part due to continuing penetration of computers and modems into U.S. households, growth of the informational, entertainment and commercial applications and resources of the Internet, the growing awareness of such resources among individuals, and the increasing availability of user-friendly navigational and utility tools which enable easier access to the Internet's resources.

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

      With Java, data and programs do not have to be stored on the user's computer but can reside anywhere on the Internet to be called upon as needed. Among its various attributes, two key features of Java are (1) its ability to run on a variety of computer operating systems thus avoiding the problem of incompatibility across networks, and (2) security, because Java enables the construction of virus-resistant, tamper-resistant systems by using resource-access control and public-key encryption. Because of Java's useful features, it has also become a popular programming language for embedded applications.

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

      Since the acquisition of the technology from nanoTronics, effective May 31, 1994, we have been engaged in enhancing the microprocessor design, adding additional technical features to further modernize the design, and improving and testing the new design. We initially fabricated a prototype 0.8-micron microprocessor in May 1996. The next generation was a 0.5-micron microprocessor that was delivered in September 1997. The 0.5-micron microprocessor was employed in demonstrations for prospective customers and was shipped in limited numbers to customers as an embedded microprocessor. In 1998 we introduced a 0.35-micron microprocessor whose features included a reduction in size and improved performance. In addition, in September 2000 we completed a VHDL model of this technology which enables customers to purchase intellectual property incorporating microprocessor functions with other parties' applications to arrive at a system on a chip solution. By purchasing this software model, customers can significantly reduce their time to market by simulating results as opposed to trial and error commitments to silicon production. In 2003 we further reduced the size of our silicon production to 0.18-microns.

      Industry Background. The semiconductor logic market has three major sectors:

            o     standard logic products,

            o     application specific standard products, and

            o     application specific integrated circuits.

      Standard logic products, such as the Intel's X86 and Pentium and Motorola's 680X0 microprocessor families, are neither application nor customer specific. They are intended to be utilized by a large group of systems designers for a broad range of applications. Because they are designed to be used in a broad array of applications, they may not be cost effective for specific applications. Application specific integrated circuits are designed to meet the specific application of one customer. While cost effective for that application, application specific integrated circuits require large sales volumes of that application to recover their development costs. Application specific standard processors are developed for one or more applications but are not generally proprietary to one customer. Examples of these applications include modems, cellular telephones, other wireless communications devices, multimedia applications, facsimile machines and local area networks. We have designed our microprocessor to be combined with application specific software to serve as an embedded control product for the application specific standard processor market sector.

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

      Electronic system designers, driven by competitive market forces, seek semiconductor products with more intelligence, functionality and control that can be used to reduce system costs and improve performance. For these needs, the Ignite product family was designed to be a sophisticated 32-bit microprocessor with advanced features. The Ignite product family uses a smaller number of transistors compared to other RISC (reduced instruction set computor) processors, which results in less power consumption and more economical prices compared to other embedded control applications. This creates the opportunity for the development of new, cost-effective applications.

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

      Our technology is fundamentally different from most other microprocessors, in that the data is stored in groups and certain information is known to be at the top of a stack as opposed to being stored in a register. Our microprocessor employs certain features of both register and stack designs. The resultant merged stack-register architecture improves program execution for a wide range of embedded applications. Our design combines two processors in one highly integrated package, a microprocessing unit for performing conventional processing tasks, and an input-output processor for performing input-output functions. This replaces many dedicated peripheral functions supplied with other processors. The microprocessor's design simplifies the manipulation of data. Our architecture employs instructions that are shrunk from 32-bits to 8-bits. This simplified instruction scheme improves execution speed for computer instructions. Our architecture incorporates many on-chip system functions, thus eliminating the requirement of support microprocessors and reducing system cost to users.

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

      We have ported the Java operating environment to the Ignite family, which currently uses the C programming language for software support. We are a licensee of Sun Microsystems Inc. This enables us to develop and distribute products based on Sun's personalJava, a platform on which to run Java applications. We have also licensed from Wind River an operating system, VxWorks, and entered into a relationship with Forth Inc. whereby Forth will provide software support and operating system development tools for the Forth Programming language. We believe this solution is competitive in the Java virtual machine and embedded applications markets. We believe that, if the implementation is successfully completed, the Ignite family will be competitive with Java microprocessors announced by competitors. However, there can be no assurance of successful implementation of this package of software or of a market for an Ignite family Java microprocessor.

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

      Business Strategy. The increasing demand for embedded control has helped to make the market for microprocessors one of the largest segments of the semiconductor logic market. This demand will drive the need for embedded processors. Our strategy does not entail competing directly with suppliers who have multiple microprocessor types addressing all parts of the embedded systems market, but on identifying certain market niches that the Ignite microprocessor would best address due to its low cost, low power consumption, small number of transistors and higher performance.

      Because of the above factors, we intend to focus the majority of our efforts on the embedded microprocessor business, a market without an established base of microprocessor products and for which we believe the Ignite microprocessor has desirable technical and market advantages.

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

      We have two international representatives for foreign markets and are addressing the domestic market with an in-house business development person. We also have a strategic alliance with an outside microprocessor design house.

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

      Initial fabrications of the 0.8-micron and 0.5-micron processors were performed by contract fabrication facilities. The 0.35-micron microprocessor was fabricated by a contract fabrication facility that had agreed to provide production quantities for our customers. We have completed work with a contract fabrication facility and our design house partner to produce a 0.18-micron version of the Ignite family. There can be no assurance fabrication facilities will be available to produce the Ignite family in the future. However, since there are a large number of fabrication facilities with the capability to produce the Ignite family of microprocessors, we believe microprocessors can be produced on a contract basis. Industry shortages of fabrication facilities that may exist and are predicted to exist in the future are generally limited to the more demanding architectures. If a shortage of fabrication facilities develops, it could have a material adverse effect on our financial condition.

      Competition. The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and foreign competition in many markets. The industry consists of major domestic and international semiconductor companies, most of which have greater financial, technical, marketing, distribution, development and other resources than we do. The market for microprocessors and for embedded control applications is at least as competitive.

      While our strategy is to target high-volume licensees and microprocessor customers requiring more sophisticated but low-cost, low-power consumption devices, we can still expect significant competition. We may also elect to develop embedded control system products utilizing our own architecture or by contract for other manufacturers.

      We expect that the Ignite family, if successfully commercialized in the embedded controller market, will compete with a variety of 16/64-bit microprocessors including those based on intellectual property from ARM and MIPS and microprocessors from Hitachi, Motorola and IBM. As a Java processor, we expect our Ignite family will compete with a broad range of microprocessors including those incorporating co-processor accelerator technology. The producers of these microprocessors have significantly greater resources than we do.

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

      HIGH SPEED DATA COMMUNICATIONS PRODUCTS.

      The communication products that reached the end of their life cycles are:

            VME Product Line - a line of high-speed communications products developed under European standards. Some of our customers for these products included the military as well as large satellite based data communications companies.

            Atcomm2/4 Product Line - an intelligent two or four channel product that was used for high-speed data communications.

      Except for minor repeat orders, we no longer support this product line. We have disposed of or fully reserved the communication product line inventory and are concentrating our efforts and resources on Ignite.

      RESEARCH AND DEVELOPMENT. Our current development efforts are focused on improvement of, and additional features for, the Ignite family of microprocessors. The development of this technology has taken longer than anticipated and could be subject to additional delays. Therefore, there can be no assurance of timely or successful marketing of this technology.

      We incurred research and development expenditures of $549,756 and $723,287 for our fiscal years ended May 31, 2004 and 2003, respectively. The majority of these expenditures have been devoted to our microprocessor technology. We believe that technical advances are essential to our success and expect that we will, conditioned on the availability of funds, continue to expend substantial amounts on research and development of our technology. However, there can be no assurance that such research and development efforts will result in the design and development of a competitive technology in a timely manner.

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

      We have seven U.S. patents issued dating back to 1989 on our microprocessor technology. We have one microprocessor technology patent issued in five European countries and one patent issued in Japan and may file additional applications under international treaties depending on an evaluation of the costs and anticipated benefits that may be obtained by expanding possible patent coverage. In addition, we have one U.S. patent issued on ground penetrating radar technology and one U.S. patent issued on one of the communications products.

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

      We believe that we may have claims against numerous companies that use semiconductors with capabilities in excess of 125 MHz in their products. In December 2003, we initiated legal actions against five companies to enforce our patents. In February 2004, Intel initiated a legal action against us and we filed a counterclaim against them related to the initial five lawsuits. There can be no assurance that we will be successful in enforcing any potential patent claims against these or other companies. Also in February 2004, we initiated a legal action against several entities, one of which was a co-inventor for some of the technology, to clarify the inventorship and ownership of each of our granted patents. See Legal Proceedings.

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

      We have entered into the following licenses related to the microprocessor technology:

            o Sierra Systems. In June 1994, we entered into an agreement with Sierra Systems whereby we could provide the C programming language on the Ignite microprocessor. We currently provide development boards with the C programming language.

            o Sun Microsystems Inc. In June 1997, we entered into an agreement with Sun Microsystems, Inc., which enabled us to develop and distribute products based on Sun's Java technology. In June 1998, we exercised an option under that agreement to license from Sun, personalJava, a smaller platform on which to run Java applications that did not include an operating system. We determined that personalJava is better suited to the markets available to the Ignite microprocessor. We have ported personalJava to the Ignite microprocessor.

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

      MARKETING AND DISTRIBUTION. Our products are marketed through a combination of direct sales and distributors. Approximate sales by principal geographic area (as a percentage of sales) for fiscal years ended May 31 were as follows:

                                               2004            2003
                                               ----            ----
            Domestic sales                       92%             91%

            Foreign sales
                Europe                            8%              9%
                                               ----            ----
            Total sales                         100%            100%
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

      DEPENDENCE UPON SINGLE CUSTOMERS. Ten percent (10%) or more of our consolidated net sales were derived from shipments to the following customers for the fiscal years ended May 31as follows:

                                             2004              2003
                                           -------           -------
            nTelesis                       $25,000           $    --
            Blue Tech Inc.                  18,000                --
            Litton Systems                   9,000                --
            Long Wave, Inc.                     --            43,000
            General Dynamics                    --            23,000
            Centratech                          --            15,000
            Advanced Relay                      --            15,000

      All of the above sales were shipped against multiple purchase orders from each customer. nTelesis is owned by an executive officer of the company.

      We had no backlog as of May 31, 2004 or 2003.

      EMPLOYEES. We currently have six personnel. Two people are employed in research and development, one in marketing and sales and three are engaged in general and administrative activities. We also engage additional consultants and part-time persons as needed from time to time.

      Our future success depends in significant part upon the continued services of our key technical and senior management personnel. The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of our employees is represented by a labor union, and we consider our relations with our employees to be good. None of our employees is covered by key man life insurance policies.

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

ITEM 3. LEGAL PROCEEDINGS

      In December 2003, we filed several lawsuits in United States District Courts against companies we contend are infringing on our patent number 5,809,336 entitled "High Performance Microprocessor Having Variable Speed Clock." The defendants and suits are as follows:

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

      In February 2004, Intel Corporation filed a lawsuit against us in the United States District Court- Northern District of California, case number C040439, in which they are requesting a declaratory judgment that their microprocessors, used by the defendants in our consolidated suit, do not infringe our patent. We filed a counterclaim against Intel contending that they also are infringing on our patent, and Intel asserted an affirmative defense that our 5,809,336 patent is invalid.

      Also in February 2004, we filed a lawsuit in the United States District Court- Northern District of California, case number C040618, against Charles H. Moore, Technology Properties Limited, and Daniel E. Leckrone. We are requesting the court to declare inventorship and ownership on each of our granted patents related to the suits discussed above and other unasserted claims of infringement Patriot believes it has.

      The Intel lawsuit has been stayed pending the results of the Moore lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

      The following table sets forth the high and low closing bid quotations for the Common Stock for the fiscal years ended May 31, 2004 and 2003.

                                                                BID QUOTATIONS
                                                               ----------------
                                                               HIGH       LOW
         Fiscal Year Ended May 31, 2004
           First Quarter                                       $0.07      $0.04
           Second Quarter                                      $0.08      $0.04
           Third Quarter                                       $0.17      $0.03
           Fourth Quarter                                      $0.15      $0.08

         Fiscal Year Ended May 31, 2003
           First Quarter                                       $0.08      $0.06
           Second Quarter                                      $0.14      $0.04
           Third Quarter                                       $0.09      $0.04
           Fourth Quarter                                      $0.09      $0.04

      We have approximately 550 shareholders of record as of May 31, 2004. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders. We have never paid a cash dividend on our common stock and do not expect to pay one in the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES

      During the fourth fiscal quarter ended May 31, 2004, we offered and sold the following 1) a convertible debenture and associated warrant in exchange for a previously issued secured promissory note and 2) warrants associated with the sale of 8% convertible debentures all without registration under the Securities Act of 1933, as amended, and exemption for such sales from registration under the Act is claimed in reliance upon the exemption provided by Section 4(2) thereof on the basis that such offers and sales were transactions not involving any public offering. Appropriate precautions against transfer will be taken, including, should the debenture be converted or the warrants exercised into common stock, the placing of a restrictive legend on the certificates evidencing such securities. The sales were effected without the aid of underwriters, and no sales commissions were paid.

CONVERTIBLE DEBENTURE
                                                         Amount of         Initial Conversion
     Debenture Holder          Date of Sale       Convertible Debenture     Price Per Share      Consideration
     ----------------          ------------       ---------------------     ---------------      -------------
Swartz Private Equity         March 23, 2004             $ 723,167               $0.090        Note conversion

WARRANTS
                                                                            Initial Exercise      Expiration
      Warrant Holder         Date of Issuance        Number of Shares       Price Per Share          Date
      --------------         ----------------        -----------------      ---------------          ----

Swartz Private Equity         March 23, 2004             8,035,192               $0.090          April 1, 2011
Lincoln Ventures  LLC         March 24, 2004             3,366,727               $0.094          April 1, 2011
Swartz Private Equity          April 1, 2004             5,240,211               $0.081          April 1, 2009
Lincoln Ventures  LLC          May 11, 2004              6,951,428               $0.070          April 1, 2011

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATON

OVERVIEW

      Patriot Scientific Corporation ("the Company") develops, markets, and sells microprocessors, the technology behind the microprocessors, and complementary products which enable computers and other data processing devices to communicate. These products can be used to connect to the Internet or other telecommunication networks. The microprocessor technology product line accounted for approximately 18% of our revenue in fiscal 2004. The balance of our fiscal 2004 revenue was generated from a communications product line that, subsequent to a completed last buy program, is now generating minimal revenue. We also have a patent for special radar technology which, if fully developed, may allow a potential licensee to penetrate the ground or structures to find various objects. We also owned gas plasma antenna technology which we sold for $250,000 in August 1999. In fiscal 2004 we received a final royalty payment of $75,500 from the sale of the gas plasma technology. Our strategy is to exploit our microprocessor technologies through product sales, licensing, strategic alliances and to litigate against those who may be infringing on our patents.

      Management's discussion and analysis of results of operations and financial condition are based upon the Company's financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      We have identified nine accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

1.    Going Concern

      These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses and has had negative cash flows from operating activities for each of the years ended May 31, 2004 and 2003, had negative working capital and a stockholders' deficit for the year ended May 31, 2003 and used convertible debentures for raising substantially all of its working capital. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

      Management's plans to eliminate the going concern situation include, but are not limited to, the following:

      1. Obtain additional equity or debt financing from investors including the exercise of outstanding warrants.

      2. Obtain revenue producing contracts by successfully negotiating licensing, development and product opportunities within the microprocessor market place.

      3. Aggressively pursue patent infringement opportunities by litigating with companies alleged to be infringing on our issued patents.

      4. If funds are not satisfactorily available to continue operations at our current level, put in place cost reduction programs. Such reduction programs could include a scale back in the support of the microprocessor technology with total emphasis being placed on patent infringement activity. If, in the future, there is patent infringement success, additional funds would be available for the microprocessor technology.

2.    Marketable Securities

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

3.    Property, Equipment and Depreciation

      Property and equipment are stated at cost. Depreciation is computed over the estimated useful life of three to five years using the straight-line method. Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We continuously evaluate the recoverability of our long-lived assets based on estimated future cash flows and the estimated fair value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

4.    Patents and Trademarks

      Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of four years. The carrying value of patents and trademarks is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.

5.    Revenue Recognition

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

6.    Research and Development Costs

      Research and development costs are expensed as incurred.

7.    Stock Options

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

8.    Income Taxes

      Deferred income taxes are provided for by recognizing temporary differences in certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $441,000 for the year ended May 31, 2004, from $14,291,000 at May 31, 2003 to $14,732,000 at
May 31, 2004.

9.    Debt Discount

      We issue warrants as part of our convertible debentures and other financings. We value the warrants using the Black-Scholes pricing model based on expected fair value at issuance and the estimated fair value is recorded as debt discount. The debt discount is amortized to non-cash interest over the life of the debenture assuming the debenture will be held to maturity which is normally 2 years. If the debenture is converted to common stock previous to its maturity date, any debt discount not previously amortized is expensed to non-cash interest.

SELECTED FINANCIAL INFORMATION

                                                    Year Ended
                                                                                Increase
                                           5/31/2004         5/31/2003         (Decrease)          %
Statements of Operations
  Revenue                                 $    76,417       $   123,903       $   (47,486)        -38.3%
  Cost of revenue                              10,472            18,660            (8,188)        -43.9%
    % of revenue                                   14%               15%              -1%          -9.0%
  Gross profit                                 65,945           105,243           (39,298)        -37.3%
    % of revenue                                   86%               85%                1%          1.6%
  Operating expenses
    Research and development                  549,756           723,287          (173,531)        -24.0%
    General and administrative              1,253,559         1,821,902          (568,343)        -31.2%
 Total operating expenses                   1,803,315         2,545,189          (741,874)        -29.1%
 Gain on sale of technology                    75,500                --            75,500         NM
 Loss on marketable securities                (45,354)               --           (45,354)        NM
 Interest expense                          (2,443,024)       (1,448,544)          994,480           68.7%
 Interest income                                  270               191                79           41.4%
 Net loss                                  (4,149,978)       (3,888,299)          261,679            6.7%
 Net loss per share basic and diluted           (0.03)            (0.04)            (0.01)        -25.0%

RESULTS OF OPERATIONS

Year ended May 31, 2004, compared to year ended May 31, 2003.

Revenues

      Our revenue decrease of $47,486, or 38.3%, was due to a continuing lack of significant revenue producing contracts. Although our bid and proposal activity remains high, our microprocessor product line has failed to generate any significant contracts. We continue to receive minor follow-on orders for the communication products that have reached the end of their life cycle. We no longer market these products but do fill follow-on orders when economically feasible. During fiscal 2004, we had an engineering design contract for approximately $25,000 with a company owned by one of our executive officers. We anticipate that future revenue will be derived from successful microprocessor technology efforts in the form of licensing and royalties and the successful collection of patent infringement proceeds from litigation and settlement.

Cost of Revenue

      Our cost of revenue decrease of $8,188, or 43.9%, was commensurate with the reduction in revenue. We fully reserved our inventory in fiscal 2002 and, therefore, minor amounts of existing inventory can be resold at a zero cost basis. However, in order to fulfill the minor follow-on orders for communication products, we normally must procure a portion of additional components and assemblies. We anticipate that future cost of revenue will be commensurate with the success of receiving microprocessor licenses and royalties and patent infringement proceeds.

Research and Development

                                                    Year Ended
                                                                         Increase
                                              5/31/2004     5/31/2003    (Decrease)        %
Research and Development
  Personnel (including consultants)           $ 480,967     $ 610,416     $(129,449)     -21.2%
  Facilities                                     66,294       104,832       (38,538)     -36.8%
  Other research and development expenses         2,495         8,039        (5,544)     -69.0%
                                              ---------     ---------     ---------

      The $173,531, or 24%, reduction in research and development was attributed to a reduction in personnel costs, primarily consulting costs, as the development of our softcore microprocessor technology has reached a leveling off point. In addition, there has been no significant increase in depreciable equipment related to research and development for the past three years resulting in a lower depreciation amount charged to facilities expense. When and if funds become available, we anticipate an increase in research and development to upgrade the tools which are used by our potential customers to implement the microprocessor technology and to expand our offerings on which our microprocessor can run to include additional operating systems.

General and Administrative

                                                        Year Ended
                                                                                   Increase
                                                  5/31/2004      5/31/2003        (Decrease)         %
General and Administrative
  Personnel (including consultants)             $   491,898     $   891,851      $  (399,953)     -44.8%
  Professional fees                                 228,935         272,296          (43,361)     -15.9%
  Facilities                                        308,207         324,726          (16,519)     -5.1%
  Other general and administrative expenses         224,519         333,029         (108,510)     -32.6%
                                                -----------     -----------      -----------
                                                $ 1,253,559     $ 1,821,902      $  (568,343)     -31.2%

                                                $   549,756     $   723,287      $  (173,531)     -24.0%

      The $568,343, or 31.2%, reduction in general and administrative expenses was attributed to a reduction in personnel costs, including consulting ($87,000), prior employee legal settlement costs ($76,000), and non-cash compensation related to investor relations ($207,000). Professional fees decreased as a result of fewer registration statements being filed during fiscal 2004. Other general and administrative expenses decreased as a result of a one time write off of prepaid royalties in fiscal 2003 ($48,000), a one time write off of impaired patent costs in fiscal 2003 ($77,000), and reduced insurance costs ($35,000) partially offset by an increase in shareholder costs ($112,000) which includes annual meeting expenses and investor relations. We anticipate general and administrative expenses to remain stable at the fiscal 2004 levels until such time as contract revenue and patent litigation proceeds are recognized at which time additional personnel and other fees would be expected to increase.

Other income (expense)

                                                         Year Ended

                                                  5/31/2004        5/31/2003         Change          %
Other income (expense)
  Sale of technology                            $    75,500      $        --      $    75,500      NM
  Loss on marketable securities                     (45,354)              --          (45,354)     NM
  Interest income                                       270              191               79      41.4%
  Interest expense, paid in cash or accrued        (149,102)        (143,587)          (5,515)      3.8%
  Non-cash interest expense                      (2,293,922)      (1,304,957)        (988,965)     75.8%
                                                -----------      -----------      -----------
                                                $(2,412,608)     $(1,448,353)     $  (964,255)     66.6%

      The increase in other expenses, net of other income, of $964,255, or 66.6%, was primarily attributable to the non-cash interest expense recognized on the amortization and cancellation of debt discounts related to our convertible debentures and the recognition of expense on the issuance of warrants related to our financings. We anticipate that the non-cash interest expense will increase over the fiscal 2004 amount due to a large debt discount remaining on our books as of May 31, 2004 ($2,075,146) which will be recognized as expense via amortization over 24 months if the underlying debentures are not converted or written off in their entirety on the conversion of the underlying debentures.

CAPITAL RESOURCES

Working Capital

                                          Year Ended
                                                                        Increase
                                    5/31/2004       5/31/2003        (Decrease)

Current assets                     $   701,879     $   129,559      $   572,320
Current liabilities                    548,042       1,586,562       (1,038,520)
                                   -----------     -----------      -----------
  Working capital (deficit)        $   153,837     $(1,457,003)     $ 1,610,840
                                   ===========     ===========      ===========

Long-term debt                     $   230,007     $   290,436      $   (60,429)
                                   ===========     ===========      ===========

Stockholders' equity (deficit)     $   148,179     $(1,411,764)     $ 1,559,943
                                   ===========     ===========      ===========


Statements of Cash Flows Select Information

                                         Year Ended
                                                                        Increase
                                  5/31/2004        5/31/2003         (Decrease)

Net cash provided (used) by:
  Operating activities           $(2,075,972)     $(1,885,762)     $  (190,210)
  Investing activities           $   (28,623)     $    (2,194)     $   (26,429)
  Financing activities           $ 2,427,872      $ 1,832,511      $   595,361

Balance Sheet Select Information

                                                Year Ended
                                                                      Increase
                                        5/31/2004     5/31/2003     (Decrease)

Cash and cash equivalents              $   355,940   $    32,663   $   323,277
                                       ===========   ===========   ===========

Prepaid expenses                       $   322,068   $    93,030   $   229,038
                                       ===========   ===========   ===========

Accounts payable and accrued expesnes  $   294,702   $   643,002   $  (348,300)
                                       ===========   ===========   ===========

      The increase in working capital of $1,610,840 and stockholders' equity of $1,559,943 was attributable to the continued financing of the company by issuing convertible debentures ($2,175,000), the issuance of common stock ($50,440), and the exercise of common stock warrants and options ($175,237). The proceeds from these financings were used, in addition to funding our operating needs, to increase our cash balances ($323,277), create a legal fund for anticipated protracted legal fees related to the patent enforcement litigation ($240,719), and reduce our outstanding accounts payable and accrued expenses ($348,300).

LIQUIDITY

      We estimate our current cash requirements to sustain our operations for the next twelve months through May 2005 to be $1.8 million. Since we are no longer supporting the communications product line, we are assuming that there will be no communications product revenue. We have issued 8% convertible debentures as our primary source of funding since 2002. At the option of the debenture holders, they may purchase additional debentures up to $1 million at any time during the two years following their purchase as long as the price of our common stock is in excess of $0.20 per share. During the year ended May 31, 2004, we obtained $2,175,000 from the issuance of convertible debentures, $50,440 from the sale of equity to several private investors, $175,237 from the exercise of warrants and $12,320 from short term notes entered into with a related party.

      If the optional amounts under the convertible debentures are not raised in sufficient amounts, then we may not have funds sufficient to meet our cash requirements. In such circumstances, we would need to secure additional debt and/or equity financings with individual or institutional investors. In addition, we would be required to make additional cost reductions if our cash requirements cannot be met from external sources. We expect that the $1.8 million requirement will be provided by:

      o     additional debt and/or equity financings;

      o proceeds from the exercise of outstanding stock options and warrants; and

      o     proceeds from revenue contracts and patent enforcement activities.

      In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. As of May 31, 2004, we also have remaining $400,000 under an accounts receivable factoring agreement with our bank.

      We anticipate our future revenue to be derived primarily from the sale of licenses, royalties and the proceeds from litigation of patent infringement cases. To receive this revenue, we may require additional equipment, fabrication, components and supplies during the next twelve months to support potential customer requirements and further develop our technologies and to fund the expenses of protracted patent enforcement litigation. Product introductions such as those currently underway for the Ignite microprocessor may require significant product launch, marketing personnel and other expenditures that cannot be currently estimated. Further, if expanded development is commenced or new generations of microprocessor technology are accelerated beyond current plans, additional expenditures we cannot currently estimate, may be required. It is possible therefore, that higher levels of expenditures may be required than we currently contemplate resulting from changes in development plans or as required to support new developments or commercialization activities or otherwise.

      If we are unable to obtain the necessary funds, we could be forced to substantially curtail or cease operations, which would have a material adverse effect on our business. Further, there can be no assurance that required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. As such, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

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

RISK FACTORS

      You should consider the following discussion of risks as well as other information regarding our common stock. The risks and uncertainties described below are not the only ones. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

RELATED TO OUR BUSINESS

PATRIOT'S MICROPROCESSOR TECHNOLOGIES HAVE RESULTED IN LIMITED REVENUES AND SEVERAL RELATED PRODUCTS ARE STILL IN THE DEVELOPMENT STAGE

      We are in the development stage on several components of our microprocessor technology product line, and the products which have been commercialized have resulted in limited revenues. Our other product lines have not generated enough revenue to support our company. Therefore, we have limited financial results upon which you may judge our potential. We may not become profitable. We have experienced in the past and may experience in the future many of the problems, delays and expenses encountered by any early stage business, many of which are beyond our control. These include:

      o substantial delays and expenses related to testing and development of our new products,

      o production and marketing problems encountered in connection with our new and existing products and technologies,

      o     competition from larger and more established companies, and

      o     lack of market acceptance of our new products and technologies.

PATRIOT HAS A HISTORY OF LOSSES, EXPECTS FUTURE LOSSES AND MAY NOT ACHIEVE OR SUSTAIN ANNUAL PROFITABILITY

      We expect to incur operating losses in the future. Sales of our products may never generate sufficient revenues to fund our continuing operations. We may never generate positive cash flow or attain profitability. To date, we have incurred significant losses. As of May 31, 2004, our accumulated deficit was $49,844,018. For the fiscal years ended May 31, 2004 and 2003, we incurred net losses of $4,149,978 and $3,888,299. Because of this record of losses, there is substantial doubt about our ability to continue as a going concern. These losses have resulted primarily from:

      o     significant costs associated with the development of our products,

      o     costs associated with the marketing of those products, and

      o the interest charges and expenses related to equity and debt financings.

      Should our losses continue and should we be unable to fund our operations from external sources, we would need to cease doing business and/or liquidate or sell our assets.

PATRIOT'S LIMITED SALES AND MARKETING EXPERIENCE HAS AFFECTED OUR REVENUE

      Our operating results depend to a large extent on our ability to successfully market and sell our products. We currently have limited marketing capabilities and need to hire additional sales and marketing personnel. In part as a consequence of our limited resources, we may not be able to recruit, train, or retain qualified personnel to sell and market our products and may not be able to develop a successful sales and marketing strategy. We also have very limited marketing experience. There can be no assurance that any marketing efforts undertaken by us will be successful or will result in any significant sales of our products. A continued lack of significant revenues from the sale of our products would require us to cease doing business and/or liquidate or sell our assets.

PATRIOT MAY EXPERIENCE DIFFICULTIES IN THE INTRODUCTION OF NEW PRODUCTS THAT COULD RESULT IN PATRIOT HAVING TO INCUR SIGNIFICANT UNEXPECTED EXPENSES OR DELAY THE LAUNCH OF NEW PRODUCTS

      Our technologies and products are in various stages of development. Our development stage products may not be completed in time to allow production or marketing due to the inherent risks of new product and technology development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. Although we may license some of our technology at its current stage of development, there can be no assurance that we will be able to do so or that any revenues generated from licensing would be sufficient to support operations at their current level. Unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or in a determination that further development is not feasible. Discovery of microprocessor design errors, frequent in the industry prior to and after production, could result in lengthy and costly redesign, fabrication (production) and testing in an industry where new technology rapidly eclipses prior innovations.

      The development of our technologies has taken longer than anticipated and could be additionally delayed. Therefore, there can be no assurance of timely completion and introduction of improved products on a cost-effective basis, or that such products, if introduced, will achieve market acceptance such that, in combination with existing products, they will sustain us or allow us to achieve profitable operations.

RELATED TO OUR INDUSTRY

INTENSE COMPETITION IN THE MARKET FOR MICROPROCESSORS COULD PREVENT PATRIOT FROM INCREASING OR SUSTAINING REVENUE AND PREVENT PATRIOT FROM ACHIEVING OR SUSTAINING ANNUAL PROFITABILITY

      Our products could be rendered noncompetitive or obsolete. Technological competition from larger and more established microprocessor companies is significant and expected to increase. Most of the companies with which we compete and expect to compete have far greater capital resources and more significant research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. Staff cut backs by us, which have been occasioned by financial constraints, have increased the differences in capacity between us and certain of our competitors. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sale and marketing of their products than we can. In addition, one or more of our competitors may succeed or may already have succeeded in developing technologies and products that are more effective than any of those we currently offer or are developing.

PATRIOT'S LIMITED ABILITY TO PROTECT ITS INTELLECTUAL PROPERTY MAY INADVERTENTLY ADVERSELY AFFECT ITS ABILITY TO COMPETE

      A successful challenge to our ownership of our technology could materially damage our business prospects. Our technologies may infringe upon the proprietary rights of others. Licenses required by us from others may not be available on commercially reasonable terms, if at all. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have eight U.S., one European and one Japanese patents issued. Any issued patent may be challenged and invalidated. Patents may not issue from any of our pending applications. Any claims allowed from existing or pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents.

      Vigorous protection and pursuit of intellectual property rights or positions characterize the fiercely competitive semiconductor industry, which has resulted in significant and often protracted and expensive litigation. Therefore, our competitors may assert that our technologies or products infringe on their patents or proprietary rights. Problems with patents or other rights could increase the cost of our products or delay or preclude new product development and commercialization by us. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions or to defend against infringement claims. Also, we have initiated legal actions against companies we believe are infringing on our patents. See Legal Proceedings.

      We did not develop the technology which is the basis for our products. This technology, which was originally known as the ShBoom technology, was acquired through a series of agreements from one of two co- inventors. We have been, and may again be, subject to claims from such prior parties related to the technology. Such parties may also attempt to exploit the technology independently of our rights to do so. The asset purchase agreement and plan of reorganization between Patriot, nanoTronics Corporation and Helmut Falk was the agreement under which we acquired the basic ShBoom technology. The agreement also contained a number of warranties and indemnities related to the ownership of the technology and other matters. We believe nanoTronics Corporation has been liquidated and, due to Mr. Falk's death in July 1995, our ability to obtain satisfaction for any future claims as a result of a breach of the agreement may be limited.

PATRIOT MAY FACE INTERRUPTION OF PRODUCTION AND SERVICES DUE TO INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM

      Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or at certain times stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security, as a result of these activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by terrorist activities and potential activities. The U.S. economy in general is being adversely affected by terrorist activities and potential activities, and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

RELATED TO OUR DEBT AND EQUITY OFFERINGS AND SHARE PRICE

PATRIOT MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FUND ITS OPERATIONS WHEN NEEDED

      A lack of additional funding could force us to substantially curtail or cease our operations, which would have a material adverse effect on our business. Our ability to raise additional funds under the debenture agreement is subject to certain conditions. These conditions include the effectiveness of a registration statement covering the resale of the shares sold on the conversion of the debentures or the exercise of the warrants issued concurrently with the debentures. We estimate our current annual cash requirements to sustain our operations to be $1.8 million. There can be no assurance that any future funds required will be generated from operations or from other potential sources. Further, any such required funds may only be available on unattractive terms and may significantly dilute the value of our existing shares.

IF A LARGE NUMBER OF PATRIOT SHARES ARE SOLD ALL AT ONCE OR IN BLOCKS, THE MARKET PRICE OF OUR SHARES WOULD MOST LIKELY DECLINE

      Our debenture holders are are not restricted in the price at which they can sell common stock acquired through the conversion of the debentures or exercise of warrants issued with the debentures. Shares sold at a price below the current market price at which the common stock is trading may cause the market price to decline. The shares of common stock that are issuable on the conversion of debentures or exercise of the warrants issued concurrently with the debentures represent a significant portion of our outstanding shares. Should the price of our stock drop, the number of common shares issuable on the conversion of these debentures would be subject to reset provisions which would substantially increase the number of common shares to be issued. To the extent the debenture holders, and shareholders of currently outstanding common stock, convert and sell their common stock, the common stock price may decrease due to the additional shares in the market. This could allow remaining debenture holders to convert their convertible debentures into even greater amounts of common stock, the sales of which would further depress the stock price. Accordingly, we do not know the exact number of shares that will be issued on the conversions of the debentures.

      In addition, at the option of the debenture holder, interest accruing at the annual rate of 8% can be converted into shares of our common stock at the same time and at the same conversion price as the principal portion of the debenture. Should the debenture holders accumulate interest, a larger number of shares would be issued on conversion; and if the price of the common stock declines, the reset provisions which allow greater amounts of shares to be issued would also be in effect for the interest portion of the debenture.

THE MARKET FOR PATRIOT'S STOCK IS SUBJECT TO RULES RELATING TO LOW-PRICED STOCK WHICH LIMITS OUR ABILITY TO ATTRACT COMPETITIVE FUNDING

      Our common stock is currently listed for trading in the NASD Over-The-Counter Bulletin Board Market and is subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended. In general, the penny stock rules apply to non-NASDAQ or non-national stock exchange companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document, quote information, broker's commission information and rights and remedies available to investors in penny stocks. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules, and as a result, the number of broker-dealers willing to act as market makers in such securities is limited. The "penny stock rules," therefore, may have an adverse impact on the market for our common stock and may effect our ability to attract competitive funding.

OUR SHARE PRICE COULD BE LOWERED AS A RESULT OF SHORT SALES

      The downward pressure on the price of our common stock as the debenture holders convert and sell material amounts of common stock could encourage short sales by the debenture holders or others. When an investor sells stock that he does not own, it is known as a short sale. The seller, anticipating that the price of the stock will go down, will buy the stock at a later date. If the price of the stock goes down, the seller will profit to the extent of the difference between what he originally sold it for less what he later had to buy it for. Short sales enable the seller to profit in a down market. Short sales could place significant downward pressure on the price of our common stock.

ON A SIGNIFICANT DROP IN THE PRICE OF OUR STOCK, WE COULD BE SUBJECT TO A CHANGE IN CONTROL

      There is a possibility that a significant number of shares, the exact number of which we do not know, of our common stock could be issued on the conversion of the debentures. This possibly could result in a change in control of our company. Such a change in control could have a material adverse effect on our operations and business plans. We are unable to determine the impact such a change in control could have on our company.

ITEM 7. FINANCIAL STATEMENTS

      The financial statements required by this item begin on page F-1 with the index to consolidated financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.  CONTROLS AND PROCEDURES

      Our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) as of July 1, 2004. Based on their evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation. ITEM 8B. OTHER INFORMATION

      None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and the executive officers at June 1, 2004:

NAME                               AGE           POSITION AND OFFICES                              DIRECTOR SINCE
----                               ---           --------------------                              --------------
Donald R. Bernier                  62         Chairman and Director                                January 1995
David H. Pohl                      66         Director                                             April 2001
Jeffrey Wallin                     56         President and CEO                                    n/a
Lowell W. Giffhorn                 57         Executive Vice President, CFO,                       August 1999
                                              Secretary and Director
Carlton M. Johnson, Jr.            44         Director                                             August 2001
Helmut Falk, Jr.                   47         Director                                             December 1997
Gloria Felcyn                      57         Director                                             October 2002
Joey Maitra                        54         Vice President Engineering                           n/a
Patrick Nunally                    40         Vice President and CTO                               n/a

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

COMMITTEES OF THE BOARD OF DIRECTORS

      Our Board has standing Audit and Compensation Committees.

      Audit Committee. The Audit Committee is responsible for assisting the Board of Directors in monitoring and oversight of (1) the integrity of the Company's financial statements and its systems of internal accounting and financial controls and (2) the independence and performance of the Company's independent auditors. The Audit Committee, which met four times during fiscal 2004, is composed of two directors, both of whom were determined by the Board to be independent directors. During fiscal 2004 and to date, the Audit Committee consists of Ms. Felcyn (Chairman) and Mr. Johnson.

      The Board of Directors has determined that Ms. Felcyn is an audit committee financial expert as defined in Item 401 of Regulation S-B promulgated by the Securities and Exchange Commission. The Board's conclusions regarding the qualifications of Ms. Felcyn as an audit committee financial expert were based on her standing as a certified public accountant and her degree in business economics.

      Compensation Committee. The Compensation Committee establishes the compensation philosophy for the company and has all the authority of the Board of Directors to act or exercise corporate powers with respect to the compensation of the executive officers and the administration of the company's equity compensation plans. The Compensation Committee is composed of Mr. Johnson, as Chairman, Ms. Felcyn and Mr. Falk.

      Each member of the Audit Committee and Compensation Committee is independent as defined under the National Association of Securities Dealers' listing standards.

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

      Based solely on our review of copies of the reports we received from persons required to make such filings and our own records, we believe that from the period June 1, 2003 through May 31, 2004, all persons subject to the Section 16(a) reporting requirements timely filed the required reports.

ITEM 10. EXECUTIVE COMPENSATION

      There is shown below information concerning the compensation of our chief executive officer and the most highly compensated executive officers whose salary and bonus exceeded $100,000 (each a "Named Officer") for the fiscal years ended May 31, 2004, 2003, and 2002.

SUMMARY COMPENSATION TABLE

                                         Annual Cash Compensation                     Long-Term Compensation
             Name and             Fiscal                                                      Repriced         All Other
      Principal Position           Year             Salary       Bonus      (# of Shares)      Options       Compensation
      ------------------           ----             ------       -----      -------------      -------       ------------
Jeff Wallin                        2004           $145,933 (1)    Nil              673,000      None             None
  President and CEO                2003           $127,650 (1)    Nil              250,000      None             None
                                   2002            $68,800 (1)    Nil            1,000,000      None             None

Lowell W. Giffhorn                 2004           $148,800 (1)    Nil              239,000      None             None
  Exec. V.P., CFO and Secy.        2003           $150,779 (1)    Nil              115,000      None             None
                                   2002           $139,908 (1)    Nil              255,000      None             None

Joey Maitra (3)                    2004           $131,040 (1)    Nil              125,000      None             None
  VP Engineering                   2003           $131,040 (1)    Nil              100,000      None             None
                                   2002           $125,058 (1)    Nil              335,000      None             None

Patrick O. Nunally                 2004           $180,000 (1)    Nil              173,000      None             None
  VP and CTO                       2003           $189,521 (1)    Nil              400,000      None          $52,500 (2)
                                   2002           $173,046 (1)    Nil              250,000      None         $105,000 (2)

      (1) Included in Mssr. Wallin, Giffhorn, Maitra and Nunally is cash compensation of $400 per month for car allowance.

      (2) Payments through November 30, 2002 to Dr. Nunally for assignments to the Company of intellectual property rights. The rights were returned to Dr. Nunally in April 2003.

      (3) Mr. Maitra's employment was terminated in July 2004 per the terms of his employment contract.

      The Company maintains employee benefits that are generally available to all of its employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan. The Company did not make any matching contributions under the 401(k) plan for any of the above named officers during the fiscal years ended May 31, 2004, 2003 and 2002.

OPTION GRANTS

      Shown below is information on grants of stock options pursuant to the Company's 1992, 1996, 2001 and 2003 Stock Option Plans to the Named Officers reflected in the Summary Compensation Table shown above.

OPTION GRANTS TABLE FOR FISCAL YEAR ENDED MAY 31, 2004

                                                                                                 Potential Realizable Value
                                           Percent of Total                                       of Assumed Annual Rates
                                            Options Granted                                      of Stock Price Appreciation
                          Number of         to Employees in      Exercise         Expiration        for Option Term (1)
        Name           Options Granted        Fiscal Year         Prices             Dates          5% ($)       10% ($)
        ----           ---------------        -----------         ------             -----          ------       -------
Jeffrey E. Wallin                673,000         30.5%          $0.035-$0.11   12/18/08-3/18/09       $ 16,844     $ 37,222

Lowell W. Giffhorn               239,000         10.8%          $0.035-$0.05   10/23/08-12/18/08      $  2,706     $  5,981

Joey Maitra                      125,000         5.7%                $ 0.035      12/18/2008          $  1,191     $  2,633

Patrick Nunally                  173,000         7.8%                $ 0.035      12/18/2008          $  1,649     $  3,644

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

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

      There were no exercises of stock options for the fiscal year ended May 31, 2004 by any of the officers reflected in the Summary Compensation Table shown above. Shown below is information on fiscal year-end values under the Company's 1992, 1996, 2001 and 2003 Stock Option Plans to the officers reflected in the Summary Compensation Table shown above.

                                 Number of Unexercised             Value of Unexercised
                                    Options Held At               In-The-Money Options At
                                      May 31, 2004                      May 31, 2004
                                      ------------                      ------------
           Name              Exercisable      Unexercisable    Exercisable     Unexercisable
           ----              -----------      -------------    -----------     -------------
Jeffrey E. Wallin             1,520,000         423,000        $ 7,875           $ 6,834
Lowell W. Giffhorn              565,000         169,000        $ 2,740           $ 5,541
Joey Maitra                     385,000         175,000        $   750           $ 5,688
Patrick Nunally                 950,000         173,000        $12,600           $ 6,834

      The fair market value of the unexercised in-the-money options at May 31, 2004 was determined by subtracting the option exercise price from the last sale price as reported on the over the counter bulletin board on May 31, 2004, $0.074.

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

EMPLOYMENT CONTRACTS

      The Company entered into a consulting agreement dated as of March 18, 2004, with SDMC, Inc. whereby SDMC will provide the services of Mr. Wallin to be the President and Chief Executive Officer of the Company. The agreement is for a term through March 18, 2005 providing for payments of $145,200 per annum and provides for automatic one year renewals unless either party gives a notice at least 30 days but not more than 60 days previous to any anniversary date. The agreement provides for a bonus up to 50% of the annual base consideration for the applicable year. The agreement also provides for potential bonuses to be paid based on the increase in the price of the Company's common stock. Should the price of the common stock reach $0.25 for twenty consecutive days, SDMC would receive a cash payment of $10,000. Additional payments will be made to SDMC in the following amounts if the price of the Company's common stock reaches the following thresholds: $0.40- $20,000, $0.50- $20,000, $0.60- $30,000, $0.80-
$30,000, and $1.00- $50,000. The Company may terminate SDMC's agreement with or without cause, but termination without cause (other than disability or death) would result in severance payments equal to the lesser of (i) four months of the then current compensation or (ii) the balance remaining of the current compensation for the term of his agreement. If a change in control, as defined in the agreement, occurs during the term of his agreement, and if Mr. Wallin refuses to accept or voluntarily resigns from a position other than a qualified position, as that term is defined in the agreement, then SDMC will receive a lump sum severance payment equal to twelve months of the then current compensation. Under the agreement, the Company granted SDMC options to purchase 500,000 common shares, 250,000 vesting on March 18, 2004 and 250,000 vesting on September 18, 2004. The Company also placed in escrow four months of payments which shall be released to SDMC on the termination of Mr. Wallin's services for any reason other than cause or his resignation.

      The Company entered into an employment agreement dated as of November 17, 2001, with Mr. Giffhorn providing for his employment as Executive Vice President and Chief Financial Officer. The agreement is for a term through September 4, 2004, providing for a base salary of $144,000 per annum. The base salary may be increased at the discretion of the Board of Directors. The agreement provides for a bonus up to 50% of the annual base salary for the applicable year. The agreement also provides Mr. Giffhorn a monthly car allowance of $400. The Company may terminate Mr.Giffhorn's employment with or without cause, but termination without cause (other than disability or death) would result in severance payments equal to the lesser of (i) four months of the then current base salary or (ii) the balance remaining of the current base salary for the term of his agreement. If a change in control, as defined in the agreement, occurs during the term of his agreement, and if Mr. Giffhorn refuses to accept or voluntarily resigns from a position other than a qualified position, as that term is defined in the agreement, then he will receive a lump sum severance payment equal to twelve months of his then current salary.

      The Company entered into an employment agreement dated as of January 2, 2004, with Mr. Maitra providing for his employment as Vice President of Engineering. The agreement is for a term through January 2, 2005 providing for a base salary initially of $126,240. The base salary may be increased at the discretion of the Board of Directors. The agreement provides for a bonus up to 50% of the annual base salary for the applicable year. The agreement also provides Mr. Maitra a monthly car allowance of $400. The Company may terminate Mr.Maitra's employment with or without cause, but termination without cause (other than disability or death) would result in severance payments equal to the lesser of (i) two months of the then current base salary or (ii) the balance remaining of the current base salary for the term of his agreement. If a change in control, as defined in the agreement, occurs during the term of his agreement, and if Mr. Maitra refuses to accept or voluntarily resigns from a position other than a qualified position, as that term is defined in the agreement, then he will receive a lump sum severance payment equal to twelve months of his then current salary. Under the agreement, the Company granted Mr. Maitra options to purchase 125,000 common shares with vesting tied to the Company's customer billings.

      The Company entered into employment agreement dated June 1, 2004, as amended on July 12, 2004, with Dr. Nunally providing for his employment as the Chief Technical Officer of the Company. The agreement is for a term through June 1 2005, providing for a base salary initially of $124,800. The base salary may be increased at the discretion of the Board of Directors. The agreement provides for a bonus up to 50% of the annual base salary for the applicable year. The agreement also provides Dr. Nunally a monthly car allowance of $400. The Company may terminate Dr. Nunally's employment with or without cause, but termination without cause (other than disability or death) would result in severance payments equal to the lesser of (i) two months of the then current base salary or (ii) the balance remaining of the current base salary for the term of his agreement. If a change in control, as defined in the agreement, occurs during the term of his agreement, and if Dr. Nunally refuses to accept or voluntarily resigns from a position other than a qualified position, as that term is defined in the agreement, then he will receive a lump sum severance payment equal to the lesser of (i) two months of the then current base salary or (ii) the balance remaining of the current base salary for the term of his agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of August 12, 2004, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as otherwise noted.

                     Name and Address            Amount & Nature
    Title             of Beneficial               of Beneficial         Percent
  of Class                Owner                     Ownership           of Class
  --------                -----                     ---------           --------
Common stock       Gloria Felcyn, CPA               1,650,000 (1)          *
par value          10989 Via Frontera
 $0.00001          San Diego, CA 92127

SAME               Donald R. Bernier                  725,000 (2)          *
                   10989 Via Frontera
                   San Diego, CA 92127

SAME               Helmut Falk, Jr.                 2,628,231 (3)        1.4%
                   10989 Via Frontera
                   San Diego, CA 92127

SAME               Lowell W. Giffhorn                 789,948 (4)          *
                   10989 Via Frontera
                   San Diego, CA 92127

SAME               SDMC, Inc.                       1,520,000 (5)          *
                   10989 Via Frontera
                   San Diego, CA 92127

SAME               David H. Pohl                      425,000 (6)          *
                   10989 Via Frontera
                   San Diego, CA 92127

SAME               Patrick O. Nunally                 962,700 (7)          *
                   10989 Via Frontera
                   San Diego, CA 92127

SAME               Joey Maitra                        562,342 (8)          *
                   10989 Via Frontera
                   San Diego, CA 92127

SAME               Carlton M. Johnson, Jr.            175,000 (9)          *
                   10989 Via Frontera
                   San Diego, CA 92127

                   All directors & officers         9,438,221 (10)       4.9%
                   as a group (9 persons)

               *  Less than 1%

      1) As trustee of the Helmut Falk Family Trust and executor of the Helmut Falk estate, Ms. Felcyn effectively controls the shares which were subject to an escrow arrangement (as described in "Certain Transactions" below) originally issued to nanoTronics in connection with the ShBoom technology acquisition and shares that remain from 5,000,000 non-escrowed shares that were originally issued to nanoTronics in connection with the ShBoom technology acquisition and were subsequently transferred to the Helmut Falk Family Trust. Includes 150,000 shares issuable upon the exercise of outstanding stock options.

      2) Includes 500,000 shares issuable upon the exercise of outstanding stock options.

      3) Includes 215,000 shares issuable upon the exercise of outstanding stock options.

      4) Includes 565,000 shares issuable upon the exercise of outstanding stock options.

      5) Includes 1,520,000 shares issuable upon the exercise of outstanding stock options.

      6) Includes 425,000 shares issuable upon the exercise of outstanding stock options.

      7) Includes 950,000 shares issuable upon the exercise of outstanding stock options.

      8) Includes 385,000 shares issuable upon the exercise of outstanding stock options.

      9) Includes 175,000 shares issuable upon the exercise of outstanding stock options.

      10) Includes 4,553,221 shares issued and outstanding and 4,885,000 shares issuable upon exercise of stock options.

EQUITY COMPENSATION PLAN INFORMATION

            Plan category                Number of securities        Weighted average         Number of securities
                                           to be issued upon        exercise price of          remaining available
                                              exercise of          outstanding options,        for future issuance
                                         outstanding options,      warrants and rights            under equity
                                          warrants and rights                                  compensation plans
                                                                                              (excluding securities
                                                                                             reflected in column (a)
                                                  (a) (b) (c)
------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                   7,003,000                  $0.22                     4,196,188

Equity compensation plans not
approved by security holders                  121,349,420                 $0.05                       None
                                       ---------------------------------------------------------------------------------

Total                                         128,352,420                 $0.06                     4,196,188
                                       =================================================================================

      Common shares issuable on the exercise of stock warrants have not been approved by the security holders and, accordingly, have been segregated in the above table.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There were no transactions, or series of transactions, during fiscal 2004 and 2003, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to its knowledge any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest other than as described below.

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

      From June 10, 2002 through August 23, 2002, we issued to Gloria Felcyn, Trustee of the Helmut Falk Family Trust, two 8% Convertible Debentures with accumulative principal balances of $275,000 due June 10, 2004 through August 23, 2004. The initial exercise prices ranged from $0.0727 to $0.08616 and were subject to a downward revisions if the price of our stock was lower on any three month anniversary of the debentures or on the date that a statement registering the resale of the common stock issuable upon conversion of the debentures became effective. Also, in conjunction with the debentures, we issued five year warrants to purchase up to 4,102,431 shares of our common stock at initial exercise prices ranging from $0.0727 to $0.08616 subject to reset provisions on each six month anniversary of the issuance of the warrants. If the price of our common stock is in excess of $0.20 per share, Ms. Felcyn has a two year option to purchase up to an additional $275,000 of 8% Convertible Debentures on the same terms. Ms. Felcyn converted the debentures into 6,810,102 shares of common stock in July and November 2003 and exercised the warrants into 4,102,431 shares of common stock in July 2003 and January 2004.

      During October 2002 through December 2002, we entered into three 8% short-term notes with Gloria Felcyn, the trustee for the Falk Family Trust, aggregating $180,000 with initial maturity dates ranging from January 1 to January 31, 2003. In July 2003 we issued a new 8% short-term note in the amount of $200,354 with a maturity date of October 7, 2003 in exchange for cancellation of the three 8% short term notes issued in October through December 2002, the accrued interest on the cancelled notes and an additional $10,000 in cash. In January 2004, as part of the exercise of the warrants, the $200,354 note was exchanged for four $25,000 6% notes and shares of common stock which were issued to the beneficiaries of the trust. The 6% notes have a one year maturity date of January 9, 2005.

ITEM 13. EXHIBITS

      (a)   The following documents are filed as a part of this Report:


      1. Financial Statements. The following consolidated financial statements and Report of Independent Registered Certified Public Accounting Firm are included in Part II of this Report:

            Report of Nation Smith Hermes Diamond, Independent Certified Public Accounting Firm

            Consolidated Balance Sheets- As of May 31, 2004 and 2003

            Consolidated Statements of Operations- Years Ended May 31, 2004 and 2003

            Consolidated Statement of Stockholders' Equity (Deficit)- Years Ended May 31, 2004 and 2003

            Consolidated Statements of Cash Flows- Years Ended May 31, 2004 and 2003

            Notes to Consolidated Financial Statements

      2. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.   Document                                                                                No.
-----------   --------                                                                                ---
2.0           PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION.

2.1           Agreement to Exchange Technology for Stock in Patriot Scientific Corporation,           (1)
              incorporated by reference to Exhibit 2.1 to Form 8-K dated August 10, 1989

2.2           Assets Purchase Agreement and Plan of Reorganization dated June 22,  1994, among        (1)
              the Company, nanoTronics Corporation and Helmut Falk, incorporated by reference to
              Exhibit 10.4 to Form 8-K dated July 6, 1994

2.2.1         Amendment to Development Agreement dated April 23, 1996 between the Company and         (1)
              Sierra Systems, incorporated by reference to Exhibit 2.2.1 to
              Pre-Effective Amendment No. 1 to Registration Statement on Form
              SB-2 dated April 29, 1996

Exhibit No.   Document                                                                                No.
-----------   --------                                                                                ---
2.3           Form of Exchange Offer dated December 4, 1996 between the Company and certain           (1)
              shareholders of Metacomp, Inc. incorporated by reference to Exhibit 2.3 to Form
              8-K dated January 9, 1997

2.4           Letter of Transmittal to Accompany Shares of Common Stock of Metacomp, Inc.             (1)
              Tendered Pursuant to the Exchange Offer Dated December 4, 1996 incorporated by reference to Exhibit 2.4 to Form 8-K dated January 9, 1997

3.0           ARTICLES AND BYLAWS.

3.1           Original Articles of Incorporation of the Company's predecessor, Patriot Financial      (1)
              Corporation, incorporated by reference to Exhibit 3.1 to registration statement on
              Form S-18, file no. 33-23143-FW

3.2           Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado      (1)
              Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18, File No. 33-23143-FW

3.3           Certificate of Incorporation of the Company, as filed with the Delaware Secretary       (1)
              of State on March 24, 1992, incorporated by reference to Exhibit 3.3 to Form 8-K dated May 12, 1992

3.3.1 Certificate of Amendment to the Certificate of Incorporation of the Company, as (1) filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to Form
              10-KSB for the fiscal year ended May 31, 1995

3.3.2 Certificate of Amendment to the Certificate of Incorporation of the Company, as (1) filed with the Delaware Secretary of State on June 19,1997, incorporated by reference to Exhibit 3.3.2 to Form
              10-KSB for the fiscal year ended May 31, 1997

3.3.3 Certificate of Amendment to the Certificate of Incorporation of the Company, as (1) filed with the Delaware Secretary of State on April 28, 2000, incorporated by reference to Exhibit 3.3.3 to Registration Statement on Form S-3 dated May 5, 2000

3.3.4 Certificate of Amendment to the Certificate of Incorporation of the Company, as (1) filed with the Delaware Secretary of State on May 6, 2002, incorporated by reference to Exhibit 3.3.4 to Registration Statement on Form S-3 dated June 27, 2002

3.3.5 Certificate of Amendment to the Certificate of Incorporation of the Company, as (1) filed with the Delaware Secretary of State on October 16, 2003, incorporated by reference to Exhibit 3.3.5 to Registration Statement on Form SB-2 dated May 21, 2004+B96

3.4           Articles and Certificate of Merger of Patriot Financial Corporation into the            (1)
              Company dated May 1, 1992, with Agreement and Plan of Merger attached thereto as
              Exhibit A, incorporated by reference to Exhibit 3.4 to Form 8-K dated May 12, 1992

3.5           Certificate of Merger issued by the Delaware Secretary of State on May  8, 1992,        (1)
              incorporated by reference to Exhibit 3.5 to Form 8-K dated May 12, 1992

3.6           Certificate of Merger issued by the Colorado Secretary of State on May 12, 1992,        (1)
              incorporated by reference to Exhibit 3.6 to Form 8-K dated May 12, 1992

Exhibit No.   Document                                                                                No.
-----------   --------                                                                                ---
3.7           Bylaws of the Company, incorporated by reference to Exhibit 3.7 to Form 8-K dated       (1)
              May 12, 1992

4.0           INSTRUMENTS ESTABLISHING RIGHTS OF SECURITY HOLDERS.

4.1           Specimen common stock certificate, incorporated by reference to Exhibit 4.1 Form        (1)
              8-K dated May 12, 1992

4.2           Form of Stock Purchase Warrant (Labway Corporation) dated February 29, 1996,            (1)
              exercisable to purchase 253,166 common shares at $1.58 per share until August 31,
              1996, granted to investors in connection with an offering of securities made in reliance upon Regulation S, incorporated by reference to Exhibit 4.2 to Form
              10-QSB for fiscal quarter ended February 29, 1996

4.3           Form of 6% Convertible Subordinated Promissory Note due September 30, 1998              (1)
              aggregating $1,500,000 to six investors incorporated by reference to Exhibit 4.3 to Form 10-QSB for fiscal quarter ended August 31, 1996

4.4           Form of 5% Convertible Term Debenture (CC Investments, LDC) due June 2, 1999            (1)
              aggregating $2,000,000 to two investors incorporated by reference to Exhibit 4.4 to Form 8-K dated June 16, 1997

4.5           Form of Stock Purchase Warrant (CC Investments, LDC) dated June 2, 1997                 (1)
              exercisable to purchase an aggregate of 400,000 common shares at $1.69125 per share until June 2, 2002, granted to two investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to Exhibit 4.5 to Form 8-K dated June 16, 1997

4.6           Registration Rights Agreement dated June 2, 1997 by and among the Company and CC        (1)
              Investments, LDC and the Matthew Fund, N.V. related to the registration of the common stock related to Exhibits 4.4 and 4.5 incorporated by reference to Exhibit
              4.6 to Form 8-K dated June 16, 1997

4.7           Form of Warrant to Purchase Common Stock (Swartz Family Partnership, L.P.) dated        (1)
              June 2, 1997 exercisable to purchase an aggregate of 211,733 common shares at
              $1.69125 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to Exhibit 4.7 to Form 8-K dated June 16, 1997

4.8           Registration Rights Agreement dated June 2, 1997 by and among the Company and           (1)
              Swartz Investments, LLC related to the registration of the common stock related to
              Exhibit 4.7 incorporated by reference to Exhibit 4.8 to Form 8-K dated June 16,
              1997

4.9           Form of 5% Convertible Term Debenture (CC Investments, LDC) due June 2, 1999            (1)
              aggregating $1,000,000 to two investors incorporated by reference to Exhibit 4.9 to Form 10-KSB for the fiscal year ended May 31, 1998

4.10          Form of Stock Purchase Warrant (CC Investments, LDC) dated November 24, 1997            (1)
              exercisable to purchase an aggregate of 200,000 common shares at $1.50 per share until June 2, 2002, granted to two investors in connection with the offering of securities described in Exhibit 4.9 incorporated by reference to Exhibit 4.10 to
              Form 10-KSB for the year ended May 31, 1998

Exhibit No.   Document                                                                                No.
-----------   --------                                                                                ---
4.11          Form of Warrant to Purchase Common Stock (Swartz Family Partnership, L.P.) dated        (1)
              November 24, 1997 exercisable to purchase an aggregate of 105,867 common shares at $1.50 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities described in Exhibit 4.9 incorporated by reference to Exhibit 4.11 to Form 10-KSB for the year ended May 31, 1998

4.12          Form of Warrant to Purchase Common Stock (Investor Communications Group, Inc.)          (1)
              dated June 16, 1997 exercisable to purchase an aggregate of 130,000 common shares at prices ranging from $2.50 to $7.50 per share until June 15, 1999 incorporated by reference to Exhibit 4.12 to Form 10-KSB for the year ended May 31, 1998

4.13          Warrant to Purchase Common Stock issued to Spellcaster Telecommunications, Inc.         (1)
              dated April 28, 1998 exercisable to purchase an aggregate of 100,000 common shares at $1.25 per share until April 28, 2000 incorporated by reference to Exhibit 4.13 to Form 10-KSB for the year ended May 31, 1998

4.14          Investment agreement dated February 24, 1999 by and between the Company and Swartz      (1)
              Private Equity, LLC for a maximum aggregate amount of $5,000,000 incorporated  by reference to Exhibit 4.14 to Form 10-QSB/A for the fiscal quarter ended November
              30, 1998

4.15          Registration Rights Agreement dated February 24, 1999 by and between the Company        (1)
              and Swartz Private Equity, LLC related to the registration of the common stock related to Exhibit 4.14 incorporated  by reference to Exhibit 4.15 to Form
              10-QSB/A for the fiscal quarter ended November 30, 1998

4.16          Form of Warrant to Purchase Common Stock (Swartz Private Equity, LLC) dated             (1)
              February 24, 1999 exercisable to purchase common shares in connection with the offering of securities in Exhibit 4.14 incorporated  by reference to Exhibit 4.16 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998

4.17          Amended and Restated Investment Agreement dated July 12, 1999 by and between the        (1)
              Company and Swartz Private Equity, LLC for a maximum aggregate amount of
              $5,000,000 incorporated by reference to Exhibit 4.17 to Pre-Effective Amendment
              No. 2 to Registration Statement on Form SB-2 dated July 14, 1999

4.18          Investment Agreement dated April 28, 2000 by and between the Company and Swartz         (1)
              Private Equity, LLC for a maximum aggregate amount of $30,000,000 incorporated by reference to Exhibit 4.18 to Registration Statement on Form S-3 dated May 5, 2000

4.18.1        Waiver and Agreement dated September 24, 2001 amending the
              Investment Agreement (1) dated April 28, 2000 by and between the
              Company and Swartz Private Equity, LLC for a maximum aggregate amount of $30,000,000 incorporated by reference to Exhibit 4.18.1 to Registration Statement on Form S-1 dated October 11, 2001

4.19          2001 Stock Option Plan of the Company dated February 21, 2001 incorporated by           (1)
              reference to Exhibit 4.19 to Registration Statement on Form S-8 dated March 26,
              2001

Exhibit No.   Document                                                                                No.
-----------   --------                                                                                ---
4.20          Investment agreement dated September 17, 2001 by and between the Company and            (1)
              Swartz Private Equity, LLC for a maximum aggregate amount of
              $25,000,000 incorporated by reference to Exhibit 4.20 to
              Registration Statement on Form S-1 dated October 11, 2001

4.21          Registration Rights Agreement dated September 17, 2001 by and between the Company       (1)
              and Swartz Private Equity, LLC related to the registration of the common stock related to Exhibit 4.20 incorporated by reference to Exhibit 4.21to Registration
              Statement on Form S-1 dated October 11, 2001

4.22          Warrant to Purchase Common Stock dated September 17, 2001 exercisable to purchase       (1)
              common shares in connection with the Offering of securities in Exhibit 4.20 incorporated by reference to Exhibit 4.22 to Registration Statement on Form S-1
              dated October 11, 2001

4.23          Financial Consulting Services Agreement between the Company and M. Blaine Riley,        (1)
              Randall Letcavage and Rosemary Nguyen incorporated by reference to Exhibit 4.23 to
              Registration Statement on Form S-8 dated January 22, 2002

4.24          Form of  8% Convertible Debenture (Lincoln Ventures, LLC) due June 10, 2004             (1)
              aggregating $1,000,000 to six investors incorporated by reference to Exhibit 4.24 to Registration Statement on Form S-3 dated June 27, 2002

4.25          Form of Stock Purchase Warrant (Lincoln Ventures, LLC) dated June 10, 2002              (1)
              exercisable to purchase an aggregate of 12,859,175 common shares at initial exercise prices ranging form $0.08616 to $0.10289 per share until June 10, 2007, granted to six investors in connection with the offering of securities described in Exhibit 4.24  incorporated by reference to Exhibit 4.25 to Registration
              Statement on Form S-3 dated June 27, 2002

4.26          Form of Registration Rights Agreement (Lincoln Ventures, LLC) dated June 10, 2002       (1)
              by and among the Company and six investors related to the registration of the common stock related to Exhibit 4.24 incorporated by reference to Exhibit 4.26 to
              Registration Statement on Form S-3 dated June 27, 2002

4.27          2003 Stock Option Plan of the Company dated July 2, 2003 incorporated by reference      (1)
              to Exhibit 4.27 to Registration Statement on Form S-8 dated September 4, 2003

10.0          MATERIAL CONTRACTS.

10.1          1992 Incentive Stock Option Plan of the Company, incorporated by reference to           (1)
              Exhibit 10.1 to Form 8-K dated May 12, 1992

10.1.1        Amendment to 1992 Incentive Stock Option Plan dated January 11,
              1995, incorporated (1) by reference to Exhibit 10.1.1 to Form S-8 dated July 17, 1996

10.2          1992 Non-Statutory Stock Option Plan of the Company, incorporated by reference to       (1)
              Exhibit 10.2 to Form 8-K dated May 12, 1992

10.2.1        Amendment to 1992 Non-Statutory Stock Option Plan dated January
              11, 1995 (1) incorporated by reference to Exhibit 10.2.1 to Form
              10-KSB for fiscal year ended May 31, 1996

Exhibit No.   Document                                                                                No.
-----------   --------                                                                                ---
10.3          Lease Agreement between the Company's subsidiary Metacomp, Inc. and Clar-O-Wood         (1)
              Partnership, a California limited partnership dated April 11, 1991 as amended November 11, 1992 and November 2, 1995 incorporated by reference to Exhibit 10.3 to Form 10-KSB for fiscal year ended May
              31, 1997

10.4          Stock Purchase Agreement dated November 29 and 30, 1995, between the  Company and       (1)
              SEA, Ltd., incorporated by reference to Exhibit 10.4 to Form 8-K dated December
              11, 1995

10.4.1        Letter Amendment to Stock Purchase Agreement dated February 21, 1996, between the       (1)
              Company and SEA, Ltd., incorporated by reference to Exhibit 10.4.1 to Form 10-QSB for fiscal quarter ended 2/29/96

10.5          1995 Employee Stock Compensation Plan of the Company, incorporated by reference to      (1)
              Exhibit 10.5 to Form 10-QSB for fiscal quarter ended 11/30/95

10.6          Letter Stock and Warrant Agreement dated January 10, 1996 between the Company and       (1)
              Robert E. Crawford, Jr., incorporated by reference to Exhibit 10.6 to Form 10-QSB for fiscal quarter ended February 29, 1996

10.7          Non-Exclusive Manufacturing and Line of Credit Agreement dated February 28, 1996,       (1)
              between the Company and Labway Corporation, incorporated by reference to Exhibit
              10.7 to Form 10-QSB for fiscal quarter ended February 29, 1996

10.8          Distribution and Representation Agreement dated February 28, 1996, between the          (1)
              Company and Innoware, Inc., incorporated by reference to Exhibit 10.8 to Form
              10-QSB for fiscal quarter ended February 29, 1996

10.9          Employment Agreement dated November 20, 1995 between the Company and Elwood G.          (1)
              Norris, incorporated by reference to Exhibit 10.9 to Registration Statement on
              Form SB-2 dated March 18, 1996

10.9.1        First Amendment to Employment Agreement dated May 17, 1996 between the Company and      (1)
              Elwood G. Norris, incorporated by reference to Exhibit 10.9.1 to Pre-Effective
              Amendment No. 2 to Registration Statement on Form SB-2 dated May 23, 1996

10.10         Employment Agreement dated November 20, 1995 between the Company and Robert             (1)
              Putnam, incorporated by reference to Exhibit 10.10 to Registration Statement on
              Form SB-2 dated March 18, 1996

10.11         Sales Contractual Agreement dated March 19, 1996 between the Company and Evolve         (1)
              Software, Inc., incorporated by reference to Exhibit 10.11 to Pre-Effective
              Amendment No. 1 to Registration Statement on Form SB-2 dated April 29, 1996

10.11.1       Two Year Stock Purchase Warrant dated March 19, 1996 Granted to Evolve Software,        (1)
              Inc. Providing for the Purchase of up to 50,000 Common Shares at $2.85,
              incorporated by reference to Exhibit 10.11.1 to Pre-Effective Amendment No. 1 to
              Registration Statement on Form SB-2 dated April 29, 1996

Exhibit No.   Document                                                                                No.
-----------   --------                                                                                ---
10.12         Employment Agreement dated as of May 8, 1996 between the Company and Michael A.         (1)
              Carenzo, including Schedule A - Stock Option Agreement,
              incorporated by reference to Exhibit 10.12 to Pre-Effective
              Amendment No. 2 to Registration Statement on Form SB-2 dated May
              23, 1996

10.12.1       First Amendment to Employment Agreement dated as of May 8, 1996 between the             (1)
              Company and Michael A. Carenzo dated September 23, 1996,  incorporated by reference to Exhibit 10.12.1 to Form 10-KSB for the fiscal year ended May 31, 1997

10.13         1996 Stock Option Plan of the Company dated March 25, 1996 and approved by the          (1)
              Shareholders on May 17, 1996,  incorporated by reference to Exhibit 10.13 to
              Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated May 23,
              1996

10.14         Sales Contractual Agreement dated June 20, 1996 between the Company and                 (1)
              Compunetics Incorporated incorporated by reference to Exhibit 10.14 to Form 10-KSB for fiscal year ended May 31, 1996

10.15         Sales Contractual Agreement dated July 31, 1996 between the Company and Premier         (1)
              Technical Sales, Inc. incorporated by reference to Exhibit 10.15 to Form 10-KSB for fiscal year ended May 31, 1996

10.16         Employment Agreement dated January 1, 1997 between the Company and Norman J.            (1)
              Dawson incorporated by reference to Exhibit 10.16 to Form 10-KSB for fiscal year ended May 31, 1997

10.17         Employment Agreement dated January 1, 1997 between the Company and Jayanta K.           (1)
              Maitra incorporated by reference to Exhibit 10.17 to Form 10-KSB for fiscal year ended May 31, 1997

10.18         Technology License and Distribution Agreement dated June 23, 1997 between the           (1)
              Company and Sun Microsystems, Inc. incorporated by reference to Exhibit 10.18 to
              Form 10-KSB for the fiscal year ended May 31, 1997

10.19         Employment Agreement dated March 23, 1998 between the Company and James T. Lunney       (1)
              incorporated by reference to Exhibit 10.19 to Form 10-KSB for the fiscal year ended May 31, 1998

10.20         Employment Agreement dated July 28, 1997 between the Company and Phillip Morettini      (1)
              incorporated by reference to Exhibit 10.20 to Form 10-KSB for the fiscal year ended May 31, 1998

10.21         Employment Agreement dated July 23, 1998 between the Company and Lowell W.              (1)
              Giffhorn incorporated by reference to Exhibit 10.21 to Form 10-KSB for the fiscal year ended May 31, 1998

10.22         Secured Promissory Note dated June 12, 2000 between the Company and James T.            (1)
              Lunney incorporated by reference to Exhibit 10.22 to Form 10-KSB for the fiscal year ended May 31, 2000

10.23         Purchase Agreement dated June 29, 2000 between the Company and 4S 37/38, LLC            (1)
              incorporated by reference to Exhibit 10.23 to Form 10-KSB for the fiscal year ended May 31, 2000

Exhibit No.   Document                                                                                No.
-----------   --------                                                                                ---
10.24         Employment Agreement dated October 2, 2000 between the Company and Miklos B.            (1)
              Korodi incorporated by reference to Exhibit 10.24 to Form 10-QSB for the fiscal quarter ended November 30, 2000

10.25         Employment Agreement dated December 1, 2000 between the Company and Richard G.          (1)
              Blum incorporated by reference to Exhibit 10.25 to Form 10-QSB for the fiscal quarter ended November 30, 2000

10.26         Employment Agreement dated January 29, 2001 between the Company and Serge J.            (1)
              Miller incorporated by reference to Exhibit 10.26 to Form 10-KSB for the fiscal year ended May 31, 2001

10.27         Lease Agreement dated February 23, 2001 between the Company and Arden Realty            (1)
              Finance IV, LLC incorporated by reference to Exhibit 10.27 to Form 10-KSB for the fiscal year ended May 31, 2001

10.28         Employment Agreement dated January 1, 2001 between the Company and David H. Pohl        (1)
              incorporated by reference to Exhibit 10.28 to Form 10-KSB for the fiscal year ended May 31, 2001

10.29         Employment Agreement dated April 26, 2001 between the Company and David H. Pohl         (1)
              incorporated by reference to Exhibit 10.29 to Form 10-KSB for the fiscal year ended May 31, 2001

10.30         Employment Agreement dated November 17, 2001 between the Company and Lowell W.          (1)
              Giffhorn incorporated by reference to Exhibit 10.30 to Registration Statement on
              Form S-3 dated June 27, 2002

10.31         Employment Agreement dated December 20, 2001 between the Company and Jayanta            (1)
              Maitra incorporated by reference to Exhibit 10.31 to Registration Statement on
              Form S-3 dated June 27, 2002

10.32         Consulting Agreement dated March 7, 2002 between the Company and SDMC, Inc.             (1)
              incorporated by reference to Exhibit 10.32 to Registration Statement on Form S-3
              dated June 27, 2002

10.33         Employment Agreement dated January 2, 2004 between the Company and Jayanta Maitra       (1)
              incorporated by reference to Exhibit 10.33 to Registration Statement on Form SB-2
              dated May 21, 2004

10.34         Consulting Agreement dated March 18, 2004 between the Company and SDMC, Inc.            (1)
              incorporated by reference to Exhibit 10.34 to Registration Statement on Form SB-2
              dated May 21, 2004

10.35         Employment Agreement dated June 1, 2004 between the Company and Patrick Nunally         (2)

10.36         Amendment No. 1 to Employment Agreement dated July 12, 2004 between the Company         (2)
              and Patrick Nunally

14.0          CODE OF ETHICS.

14.1          Code of Ethics for Senior Financial Officers incorporated by reference to Exhibit       (1)
              14.1 to Form 10-K for the fiscal year ended May 31, 2003

Exhibit No.   Document                                                                                No.
-----------   --------                                                                                ---
21.0          SUBSIDIARIES OF THE SMALL BUSINESS ISSUER.

21.1          Subsidiaries of the small business issuer                                               (2)

23.0          CONSENTS OF EXPERTS AND COUNSEL.

23.1          Consent of Nation Smith Hermes Diamond, LLP independent registered certified            (2)
              public accounting firm

31.0          CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.1          Certification of Jeffrey E. Wallin, CEO                                                 (2)

31.2          Certification of Lowell W. Giffhorn, CFO                                                (2)

32.0          CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

321.1         Certification of Jeffrey E. Wallin, CEO                                                 (2)

32.2          Certification of Lowell W. Giffhorn, CFO                                                (2)

99.0          ADDITIONAL EXHIBITS.

99.1          Form of ISO Plan Option (Gaspar) dated May 29, 1992, incorporated by reference to       (1)
              Exhibit 28.2 to registration statement on Form SB-2, file no. 33-57858

99.2          Form of NSO Plan Option (Berlin) dated May 29, 1992, incorporated by reference to       (1)
              Exhibit 28.3 to registration statement on Form SB-2, file no. 33-57858

99.3          Form of Incentive Stock Option Agreement to the Company's 1996 Stock Option Plan        (1)
              (individual agreements differ as to number of shares, dates, prices and vesting), incorporated by reference to Pre-Effective Amendment No. 2 to Registration
              Statement on Form SB-2 dated May 23, 1996

99.4          Form of NonQualified Stock Option Agreement to the Company's 1996 Stock Option          (1)
              Plan (individual agreement differ as to number of shares, date, prices and vesting), incorporated by reference to Pre-Effective Amendment No. 2 to
              Registration Statement on Form SB-2 dated May 23, 1996

99.5          Press Release of the Company dated November 4, 1996 incorporated by reference to        (1)
              Exbibit 99.5 to Form 8-K dated January 9, 1997

99.6          Form of Incentive Stock Option Agreement to the Company's 2001 Stock Option Plan        (1)
              incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8
              filed March 26, 2001

99.7          Form of Non-Qualified Stock Option Agreement to the Company's 2001 Stock Option         (1)
              Plan  incorporated by reference to Exhibit 99.7 to Registration Statement on Form
              S-8 filed March 26, 2001

Exhibit No.   Document                                                                                No.
-----------   --------                                                                                ---
99.8          Form of Incentive Stock Option Agreement to the Company's 2003 Stock Option Plan        (1)
              incorporated by reference to Exhibit 99.8 to Registration Statement on Form S-8
              filed September 4, 2003

99.9          Form of Non-Qualified Stock Option Agreement to the Company's 2003 Stock Option         (1)
              Plan  incorporated by reference to Exhibit 99.9 to Registration Statement on Form
              S-8 filed September 4, 2003

      (1)     Previously filed in indicated registration statement or report.

      (2) Exhibit filed herewith this Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Nation Smith Hermes Diamond was our principal accountant during the years ended May 31, 2004 and May 31, 2003. BDO Seidman, LLP was our principal accountant for previous fiscal years and for the review of quarterly reports and registration statements through May 20, 2002. Presented below are the fees billed during the fiscal years ended May 31, 2004 and 2003.

                            Nation Smith Hermes Diamond                 BDO Seidman
                           -------------------------------     -----------------------------
                                 2004             2003              2004            2003
                           ---------------   -------------     -------------   -------------
Audit fees                 $       78,000    $     72,902      $      5,500    $          -
Audit-related fees                 22,908          40,099             7,200          20,000
Tax fees                           13,000             635                 -               -
All other fees                        (57)             57                 -               -
                           ---------------   -------------     -------------   -------------
Total                      $      113,851    $    113,693      $     12,700    $     20,000
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

Patriot Scientific Corporation

Index to Consolidated Financial Statements

    Report of Nation Smith Hermes Diamond, Independent Registered
             Certified Public Accounting Firm.............................F-2

    Consolidated Balance Sheets as of May 31, 2004 and 2003................F-3

    Consolidated Statements of Operations for the Years Ended May 31,
      2004 and 2003........................................................F-4

    Consolidated Statement of Stockholders' Equity (Deficit) for the
      Years Ended May 31, 2004 and 2003....................................F-5

    Consolidated Statements of Cash Flows for the Years Ended
      May 31, 2004 and 2003............................................... F-6

    Summary of Accounting Policies.........................................F-7-
                                                                           F-11

    Notes to Consolidated Financial Statements.............................F-12-
                                                                           F-26

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Patriot Scientific Corporation
San Diego, California

We have audited the accompanying consolidated balance sheets of Patriot Scientific Corporation as of May 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two year period ended May 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Patriot Scientific Corporation at May 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended May 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Nation Smith Hermes Diamond

San Diego, California

July 8, 2004

                         PATRIOT SCIENTIFIC CORPORATION
                           Consolidated Balance Sheets

May 31,                                                                                   2004              2003
--------------------------------------------------------------------------------------------------------------------
ASSETS  (Notes 4 and 5)

CURRENT ASSETS:
      Cash and cash equivalents                                                      $    355,940      $     32,663
      Marketable securities                                                                22,646                --
      Accounts receivable, net of allowance
        of none and $10,000 for uncollectible accounts                                      1,225             3,866
      Prepaid expenses                                                                    322,068            93,030
--------------------------------------------------------------------------------------------------------------------

Total current assets                                                                      701,879           129,559

PROPERTY AND EQUIPMENT, net (Note 2)                                                       68,389           153,530

OTHER ASSETS                                                                               41,221            53,220

PATENTS AND TRADEMARKS, net of accumulated amortization
  of $501,235 and $450,926                                                                114,739           128,925
--------------------------------------------------------------------------------------------------------------------
                                                                                     $    926,228      $    465,234
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
      Secured note payable (Note 4)                                                  $         --      $    635,276
      Current portion of 8% Convertible Debentures, net of debt discount of
         $27,180 and  $103,121 (Note 5)                                                   145,320           121,879
      Secured notes payable to shareholders                                               100,000           180,000
      Accounts payable                                                                    134,600           397,180
      Accrued liabilities                                                                 160,102           245,822
      Current portion of capital lease obligation                                           8,020             6,405
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 548,042         1,586,562

8% CONVERTIBLE DEBENTURES, net of debt discount of $2,047,966 and $709,890 (Note          227,701           280,110

LONG TERM PORTION OF CAPITAL LEASE OBLIGATION                                               2,306            10,326

COMMITMENTS AND CONTINGENCIES (Notes 1, 6 and 10)

          STOCKHOLDERS' EQUITY (DEFICIT) (Notes 5 and 6):
        Preferred stock, $.00001 par value; 5,000,000 shares
  authorized: none outstanding                                                                 --                --
Common stock, $.00001par value; 400,000,000 shares authorized: 171,156,363 and
  106,547,807 issued and outstanding at May 31, 2004 and 2003, respectively                 1,712             1,066
Additional paid-in capital                                                             49,990,485        44,281,210
Accumulated deficit                                                                   (49,844,018)      (45,694,040)
--------------------------------------------------------------------------------------------------------------------
Total stockholders' deficit                                                               148,179        (1,411,764)
--------------------------------------------------------------------------------------------------------------------
                                                                                     $    926,228      $    465,234
--------------------------------------------------------------------------------------------------------------------

See accompanying report of independent registered certified public accounting firm, summary of accounting policies and notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended May 31,                              2004                  2003
--------------------------------------------------------------------------------
Net sales (Note 11):
      Product                                 $      74,017      $     108,403
      Licenses and royalties                          2,400             15,500
--------------------------------------------------------------------------------
Net sales                                            76,417            123,903
--------------------------------------------------------------------------------

Cost of sales                                        10,472             18,660
--------------------------------------------------------------------------------

Gross profit                                         65,945            105,243

Operating expenses:
      Research and development                      549,756            723,287
      Selling, general and administrative         1,253,559          1,821,902
--------------------------------------------------------------------------------
Operating expenses                                1,803,315          2,545,189
--------------------------------------------------------------------------------
Operating loss                                   (1,737,370)        (2,439,946)
--------------------------------------------------------------------------------
Other income (expenses):
      Sale of technology                             75,500                 --
      Loss on marketable securities                 (45,354)                --
      Interest income                                   270                191
      Interest expense (Notes 4, 5 and 6)        (2,443,024)        (1,448,544)
--------------------------------------------------------------------------------
Other income (expenses)                          (2,412,608)        (1,448,353)
--------------------------------------------------------------------------------
Net loss                                      $  (4,149,978)     $  (3,888,299)
--------------------------------------------------------------------------------

Basic and diluted loss
     per common share (Note 7)                $       (0.03)     $       (0.04)
--------------------------------------------------------------------------------
Weighted average number of
  common shares outstanding
  during the period (Note 7)                    139,767,276         93,791,470
--------------------------------------------------------------------------------

See accompanying report of independent registered certified public accounting firm, summary of accounting policies and notes to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

------------------------------------------------------------------------------------------------------------------------------------
Years Ended May 31, 2004 and 2003
                                                               Common Stock
                                                          ---------------------- Additional      Accumulated      Stockholders'
                                                            Shares       Amount  Paid-in Capital    Deficit       Equity (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 1, 2002                                      81,465,757   $   815   $ 41,360,101(1)    $(41,805,741)   $   (444,825)

Issuance of common stock at $.03 to $.05
  per share (Note 6)                                        3,765,266        38        120,312                  --         120,350
Collection of note receivable (Note 3)                             --        --         80,000                  --          80,000
Issuance of common stock for services
  at $.04 to $.06 per share                                 2,780,000        28        148,772                  --         148,800
Conversion of debentures payable plus accrued interest
  at $.04 to $.05 per share (Note 4)                       18,536,784       185        836,375                  --         836,560
Value of warrants issued                                           --        --      1,735,650                  --       1,735,650
Net loss                                                           --        --             --          (3,888,299)     (3,888,299)
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2003                                     106,547,807   $ 1,066   $ 44,281,210        $(45,694,040)   $ (1,411,764)
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock at $.025 to $.034
  per share (Note 6)                                        1,800,752        18         50,422                  --          50,440
Exercise of warrants and options at $.0172 to $.04 per     11,184,175       112        285,832                  --         285,944
Issuance of common stock for services
  at $.043 to $.117 per share                               1,126,496        11         59,841                  --          59,852
Conversion of debentures payable plus accrued interest
  at $.017 to $.064 per share (Note 5)                     50,497,133       505      1,757,123                  --       1,757,628
Value of warrants issued                                           --        --      3,556,057                  --       3,556,057
Net loss                                                           --        --             --          (4,149,978)     (4,149,978)
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2004                                     171,156,363   $ 1,712   $ 49,990,485        $(49,844,018)   $    148,179
------------------------------------------------------------------------------------------------------------------------------------

See accompanying report of independent registered certified public accounting firm, summary of accounting policies and notes to consolidated financial statements.

(1) Additional Paid-In Capital included a note receivable of $80,000 and additional paid-in capital of $41,440,101 at June 1, 2002.

              PATRIOT SCIENTIFIC CORPORATION
           Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Years Ended May 31,                                               2004          2003
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
      Net loss                                                $(4,149,978)   $(3,888,299)
      Adjustments to reconcile net loss
        to cash used in operating activities:
          Amortization and depreciation                           135,450        258,915
          Provision for doubtful accounts                              --         24,000
          Non -cash interest expense related to convertible
              debentures, notes payable and warrants            2,293,922      1,304,957
      Gain on sale of technology                                  (75,500)            --
      Unrealized loss on marketable securities                     45,354             --
      Common stock, options and warrants issued for
             services                                              59,852        148,800
          Changes in:
              Accounts receivable                                 (18,639)       (33,346)
              Prepaid and other assets                           (217,039)       216,195
              Accounts payable and accrued expenses              (149,394)        83,016
--------------------------------------------------------------------------------------------
Net cash used in operating activities                          (2,075,972)    (1,885,762)
--------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
      Note receivable (Note 3)                                         --         60,000
      Proceeds from sale of technology                              7,500             --
      Purchase of property, equipment and patents, net            (36,123)       (62,194)
--------------------------------------------------------------------------------------------
Net cash used in investing activities                             (28,623)        (2,194)
--------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
      Proceeds from issuance of secured notes payable              12,320        180,000
      Payments for capital lease obligations                       (6,405)        (5,116)
      Proceeds from issuance of convertible debentures          2,175,000      1,507,000
      Proceeds from issuance of common stock                       50,440        120,350
      Proceeds from exercise of common stock warrants
        and options                                               175,237             --
      Proceeds from sale of accounts receivable                    21,280         30,277
--------------------------------------------------------------------------------------------
Net cash provided by financing activities                       2,427,872      1,832,511
--------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         323,277        (55,445)
CASH AND CASH EQUIVALENTS, beginning of year                       32,663         88,108
--------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                        $   355,940    $    32,663
--------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash payments for interest                              $    17,220    $    15,083
      Convertible debentures, notes payable and accrued
        interest exchanged for common stock                   $ 1,757,628    $   836,560
      Debt discount                                           $ 2,873,167    $ 1,763,816
--------------------------------------------------------------------------------------------

See accompanying report of independent registered certified public accounting firm, summary of accounting policies and notes to consolidated financial statements.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 financial statements in order for them to conform to the 2004 presentation. Such reclassifications have no impact on the Company's financial position or results of operations.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable.

When the Company has excess cash, the Company's cash equivalents are placed in high quality money market accounts with major financial institutions and high grade short-term commercial paper. The investment policy limits the Company's exposure to concentrations of credit risk. Money market accounts are federally insured; however, commercial paper is not insured. The Company has not experienced any losses in such accounts.

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

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is computed over the estimated useful life of three to five years using the straight-line method. The Company follows the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-lived Assets." Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

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

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expenses were approximately none and $3,400 for the years ended May 31, 2004 and 2003.

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

INVENTORIES

Inventories consist of raw materials, work in process and finished goods and are valued at the weighted average cost method, which approximates cost on a first-in, first-out basis, not in excess of market value. As of May 31, 2004 and 2003 both inventory amounts were fully reserved.

SALE OF ACCOUNTS RECEIVABLE

The Company has adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A $400,000 factoring line established by the Company with a bank enables the Company to sell selected accounts receivable invoices to the bank with full recourse against the Company. These transactions qualify for a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it is not entitled to or obligated to repurchase or redeem the invoices before their maturity and it does not have the ability to unilaterally cause the bank to return the invoices. Under SFAS 140, after a transfer of financial

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During fiscal 2004 and 2003, the Company sold approximately $27,000 and $38,000, respectively, of its accounts receivable to a bank under a factoring agreement for approximately $21,000 and $30,000, respectively. Pursuant to the provisions of SFAS 140, the Company reflected the transaction as a sale of assets and established an accounts receivable from the bank for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 20% of the total accounts receivable invoice sold to the bank less 1% of the total invoice as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer. At May 31, 2004, there was no outstanding balance and $400,000 was available for future factoring of accounts receivable invoices.

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

Under the accounting provisions for SFAS No. 123, the Company's net loss per share would have been increased by the pro forma amounts indicated below:

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

                                        2004                  2003
-----------------------------------------------------------------------

Net loss as reported                 $(4,149,978)          $(3,888,299)
Compensation expense                    (152,074)             (289,023)
                                     -----------           -----------
Net loss pro forma                   $(4,302,052)          $(4,177,322)
                                     ===========           ===========
As reported per share
     Basic and diluted loss          $     (0.03)          $     (0.04)
                                     ===========           ===========
Pro forma per share
     Basic and diluted loss          $     (0.03)          $     (0.04)
                                     ===========           ===========

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONTINUED EXISTENCE AND MANAGEMENT'S PLAN

Our consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our obtaining sufficient financing to sustain our operations. We incurred a net loss of $4,149,978 and $3,888,299 and negative cash flow from operations of $2,171,896 and $1,885,762 in the years ended May 31, 2004 and 2003. At May 31, 2004, we had cash and cash equivalents of $355,940. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents increased $323,277 during the year ended May 31, 2004.

We estimate our current cash requirements to sustain our operations for the next twelve months through May 2005 to be $1.8 million. Since we are no longer supporting the communications product line, we are assuming that there will be no communications product revenue. We have issued 8% convertible debentures as our primary source of funding since 2002. At the option of the debenture holders, they may purchase additional debentures up to $1 million at any time during the two years following their purchase as long as the price of our common stock is in excess of $0.20 per share. During the year ended May 31, 2004, we obtained $2,175,000 from the issuance of convertible debentures, $50,440 from the sale of equity to several private investors, $183,270 from the exercise of warrants and $12,320 from short term notes entered into with a related party.

If the optional amounts under the convertible debentures are not raised in sufficient amounts, then we may not have funds sufficient to meet our cash requirements. In such circumstances, we would need to secure additional debt and/or equity financings with individual or institutional investors. In addition, we would be required to make additional cost reductions if our cash requirements cannot be met from external sources. We expect that the $1.8 million requirement will be provided by:

      o     additional debt and/or equity financings;

      o proceeds from the exercise of outstanding stock options and warrants; and

      o     proceeds from revenue contracts and patent enforcement activities.

In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. As of May 31, 2004, we also have remaining $400,000 under an accounts receivable factoring agreement with our bank.

We anticipate our future revenue to be derived primarily from the sale of licenses, royalties and the proceeds from litigation or settlements of patent infringement cases. To receive this revenue, we may require additional equipment, fabrication, components and supplies during the next twelve months to support potential customer requirements and further develop our technologies and to fund the expenses of protracted patent enforcement litigation. Product introductions such as those currently underway for the Ignite I may require significant product launch, marketing personnel and other expenditures that cannot be currently estimated. Further, if expanded development is

PATRIOTSCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

If we are unable to obtain the necessary funds, we could be forced to substantially curtail or cease operations, which would have a material adverse effect on our business. Further, there can be no assurance that required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. As such, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

2.    PROPERTY AND      Property and equipment consisted of the following:
      EQUIPMENT
                                                             May 31,
                                                 -------------------------------
                                                     2004                2003
--------------------------------------------------------------------------------
Computer equipment and software                   $1,660,707          $1,660,707
Furniture and fixtures                               499,274             499,274
Laboratory equipment                                 205,594             205,594
                                                  ----------          ----------
                                                  ----------          ----------

                                                   2,365,575           2,365,575

Less accumulated depreciation and amortization     2,297,186           2,212,045
                                                  ----------          ----------
                                                  ----------          ----------

Net property and equipment                        $   68,389          $  153,530
--------------------------------------------------------------------------------

Depreciation expense was $85,141 and $131,958 for the years ended May 31, 2004 and 2003.

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. SECURED NOTES PAYABLE

We previously replaced and superceded a previously issued Secured Promissory Note with Swartz with an Amended Secured Promissory Note and Agreement with an effective date of October 9, 2001, an Addendum to Amended Secured Promissory Note dated March 12, 2002 and an Antidilution Agreement and Addendum to Warrants dated March 19, 2003. On March 23, 2004, the amended note, which had a principal balance of $635,276 plus accrued interest of $87,891, was exchanged for an 8% convertible debenture for $723,167 with a maturity date of March 23, 2006.

As part of the consideration for entering into the original amended note, we agreed to issue warrants to Swartz related to each advance against the note. In connection with each advance, we issued to Swartz a warrant to purchase a number of shares of common stock equal to the amount of the advance multiplied by 8.25 at an initial exercise price equal to the lesser of (a) the factor of the average of the volume weighted average price per share, as defined by Bloomberg L.P., for each trading day in the period beginning on the date of the previous advance and ending on the trading day immediately preceding the date of the current advance multiplied by .70 or (b) the volume weighted average price per share minus $0.05. In addition, we were obligated under the addendum to the note to issue to Swartz warrants equal to 20% of the common stock issued between March 12, 2002 and April 1, 2003 and we are obligated under the antidilution agreement to issue to Swartz warrants equal to 30% of the common stock issued subsequent to April 1, 2003 to any parties other than Swartz. In addition, we agreed to extend the expiration date to December 31, 2006 on certain warrants that were to expire previous to December 31, 2006. In exchange for these concessions, Swartz agreed to extend the due date to March 1, 2004 on a note for $635,276 net of accrued interest and allowed us to unreserve 20,007,350 shares that had been reserved for the exercise of warrants for a period the sooner of
1) March 19, 2004, or 2) 90 days after the date on which our common stock exceeded $0.375 for 10 consecutive trading days.

As of May 31, 2004 we issued warrants to purchase up to 28,286,208 shares of our common stock in accordance with the amended note agreements and antidilution agreement. The warrants issued were valued using the Black-Scholes pricing model based on the expected fair value at issuance and the estimated fair value was also recorded as debt discount.

As part of the consideration for exchanging the note for an 8% convertible debenture, we agreed to extend the expiration dates on certain outstanding warrants to April 1, 2011.

In January 2004, a note held by an affiliate for $200,353 plus accrued interest of $8,033 was partially used to exercise a warrant with the balance of $100,000 converted into four one year $25,000 notes due January 9, 2005 issued to four heirs of the estate over which the affiliate is a trustee. The interest rate on the four notes is 6% and the notes are secured by the assets of the company.

5. CONVERTIBLE DEBENTURES

Overview. From April 23, 2002 through May 11, 2004, we sold an aggregate of $4,913,167 of convertible debentures, ranging from 8% to 12%, to a group of twenty-four investors. The PATRIOT SCIENTIFIC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

convertible debentures entitle the debenture holder to convert the principal and unpaid accrued interest into our common stock for two years from the date of closing.

Number of Shares Debentures May Be Converted Into. The debentures can be converted into a number of our common shares at conversion prices that initially equaled $0.0172 to $0.10289 per share.

Resets of Conversion Price and Conversion Shares. A reset date occurs on each three month anniversary of the closing date of each debenture and on the date the registration statement becomes effective. If the volume weighted average price for our common stock for the ten days previous to the reset date is less than the conversion price in effect at the time of the reset date, then the number of common shares issuable to the selling shareholder on conversion will be increased. If the conversion price is reset, the debenture can be converted into a number of our common shares based on the following calculation: the amount of the debenture plus any unpaid accrued interest divided by the reset conversion price which shall equal the volume weighted average price for our common stock for the ten days previous to the reset date.

Warrants. Concurrent with the issuance of the convertible debentures, we issued to the debenture holders warrants to purchase shares of our common stock. These warrants are exercisable for five years from the date of issuance at either initial negotiated exercise prices or prices equal to 115% of the volume weighted average price for our common stock for the ten days previous to the debenture date. The warrant exercise price is generally subject to being reset on each six month anniversary of its issuance, however, if the warrant holder elects to have the warrant shares registered, then the exercise price is fixed at the price in effect on the date of the election.

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Right of First Refusal. The debenture holders have a right of first refusal to purchase or participate in any equity securities offered by us in any private transaction which closes on or prior to the date that is two years after the issue date of each debenture.

Registration Rights. Except for one debenture issued on March 23, 2004, we are responsible for registering the resale of the shares of our common stock which will be issued on the conversion of the debentures. As of May 31, 2004, there have been five registration statements (designated A through E).

Security Interest.  The convertible debentures are secured by our assets.

The following tables present the status, as of May 31, 2004, of our convertible debentures:

                                         Principal                                Effective         Shares         Warrant
           Dates of      Aggregate        Balance        Conversion Prices       Registration    Converted at      Shares
                                                      -------------------------
 Series    Issuance     cc Principal      at 5/31/04      Initial      Reset           Date        May 31, 2004      Issued
 ------    --------        ---------      ----------      -------      -----           ----       -------------      ------

    A     4/23/2002-      $ 1,000,000        $ 25,000   $0.08616-   $0.04190-          10/29/2002     23,441,662      12,859,175
           6/10/2002                                    $0.10289    $0.04457

    B     8/23/2002-        $ 605,000       $ 107,500   $0.05126-   $0.04381-            3/7/2003     11,620,528      11,234,835
           1/24/2003                                    $0.0727     $0.04722

    C     3/24/2002-        $ 510,000        $ 10,000   $0.041-     $0.041-             6/26/2003     10,179,007       9,377,943
           6/9/2003                                     $0.065      $0.065

    D      8/1/2003-        $ 547,500        $ 55,000   $0.0172-    $0.0172-           11/18/2003     23,792,725      22,455,355
          10/21/2003                                    $0.048      $0.0477

    E     12/1/2003-      $ 1,527,500     $ 1,527,500   $0.0267-    $0.0267-             6/7/2004              --     30,395,392
           5/11/2004                                    $0.10       $0.10

    F      3/23/2004        $ 723,167       $ 723,167   $0.09       $0.09        Not  Registered               --      8,035,192
                          -----------     -----------                                                   ----------    ----------
Totals                    $ 4,913,167     $ 2,448,167                                                   69,033,922    94,357,892

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Convertible debentures issued since April 23, 2002            $ 4,913,167
Less amounts converted to common stock                         (2,465,000)
                                                              -----------
                                                                2,448,167
Less debt discount                                             (2,075,146)
                                                              -----------
Convertible debentures at May 31, 2004                            373,021
Less current portion                                              145,320
                                                              -----------
Long term portion                                             $   227,701
                                                              ===========
Maturity dates of outstanding convertible debentures
  June 10, 2004                                               $    25,000
  October 29, 2004                                                107,500
  April 15, 2005                                                   10,000
  August 1, 2005                                                   25,000
  September 30, 2005                                               30,000
  December 1, 2005                                                 25,000
  January 23, 2006                                                275,000
  February 2, 2006                                                325,000
  March 23, 2006                                                  723,167
  March 24, 2006                                                  315,900
  April 26, 2006                                                  100,000
  May 11, 2006                                                    486,600
                                                              -----------
                                                              $ 2,448,167
                                                              ===========

6. STOCKHOLDERS' EQUITY (DEFICIT)

During fiscal 2004, the Company's shareholders approved an increase in the authorized number of common shares from 200,000,000 to 400,000,000.

PRIVATE STOCK OFFERINGS

During fiscal 2004, 1,800,752 restricted shares of common stock were issued to a group of individual investors for $50,440 and 1,126,496 shares of common stock were issued to a vendor in satisfaction of $59,852 of trade accounts payable.

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

WARRANTS

At May 31, 2004, the Company had warrants outstanding to purchase 121,349,420 shares of common stock at exercise prices ranging from $0.0172 to $0.65 per share expiring beginning in

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2004 through 2011. During fiscal 2004, the Company issued warrants to purchase 73,436,127 shares of common stock at exercise prices ranging from $0.0172 to $0.10 per share and issued 11,079,175 shares of common stock on the exercise of warrants at exercise prices ranging from $0.0172 to $0.04 per share.

At May 31, 2003, the Company had warrants outstanding to purchase 58,992,468 shares of common stock at exercise prices ranging from $0.033 to $1.12 per share expiring beginning in 2004 through 2008. During fiscal 2003, the Company issued warrants to purchase 35,005,013 shares of common stock at exercise prices ranging from $0.04 to $0.065 per share.

The following table presents the outstanding warrants at May 31:

                                            2004                 2003
                                         -----------          -----------
Issued in conjunction with
  Convertible debentures                  83,278,716           31,164,260
  Anti-dilution agreements                15,398,058            5,355,562
  Equity lines of credit                  18,765,369           18,765,369
  Other                                    3,907,277            3,707,277
                                         -----------          -----------
     Total warrants outstanding          121,349,420           58,992,468
                                         ===========          ===========

1992 INCENTIVE STOCK OPTION PLAN ("ISO")

The Company has an ISO Plan which expired March 20, 2002. The ISO Plan provided for grants to either full or part time employees, at the discretion of the board of directors, to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of the share could not be less than 110 percent of the fair market value of the share on the date of grant. Any options granted under the ISO Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder). At May 31, 2004, options to purchase up to 17,500 shares of common stock remained outstanding and will expire in July 2004.

1992 NON-STATUTORY STOCK OPTION PLAN("NSO")

The Company has an NSO Plan which expired March 20, 2002. The NSO Plan provided, at the discretion of the board of directors, for grants to either full or part time employees, directors and consultants of the Company to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. Any options granted under the NSO Plan must be exercised within ten years of the date they were granted. At May 31, 2004, options to purchase up to 50,000 shares of common stock remained outstanding and will expire in 2005.

1996 STOCK OPTION PLAN

Effective March 1996, the Company adopted the 1996 Stock Option Plan, which was amended by the Stockholders in December 1997, expiring March 24, 2006, reserving for issuance 4,000,000 PATRIOT SCIENTIFIC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) shares of the Company's common stock. The 1996 Stock Option Plan provides, at the discretion of the board of directors, for grants to either full or part time employees, directors and consultants of the Company to purchase common stock of the Company at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 1996 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal years ended May 31, 2004 and 2003, the Company granted options to purchase none and 340,500 shares of stock at market value.

2001 STOCK OPTION PLAN

Effective February 2001, the Company adopted the 2001 Stock Option Plan, expiring February 21, 2011, reserving for issuance 3,000,000 shares of the Company's common stock. The 2001 Stock Option Plan provides, at the discretion of the board of directors, for grants to either full or part time employees, directors and consultants of the Company to purchase common stock of the Company at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2001 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal years ended May 31, 2004 and 2003, the Company granted options to purchase none and 875,000 shares of stock at market value.

2003 STOCK OPTION PLAN

Effective July 2003, the Company adopted the 2003 Stock Option Plan, expiring July 2, 2013, reserving for issuance 6,000,000 shares of the Company's common stock. The 2003 Stock Option Plan provides, at the discretion of the board of directors, for grants to either full or part time employees, directors and consultants of the Company to purchase common stock of the Company at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2003 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal year ended May 31, 2004, the Company granted options to purchase 2,210,000 shares of stock at market value.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the two years ended May 31, 2004 and 2003, respectively: dividend yield of zero percent for both years; expected volatility of 107 to 127 and 100 to PATRIOT SCIENTIFIC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

120, risk-free interest rates of 2.1 to 3.9 and 2.3 to 4.3; and expected lives of 3 to 5 years for both years.

A summary of the status of the Company's stock option plans and warrants as of May 31, 2004, 2003 and 2002 and changes during the years ending on those dates is presented below:

                                                              Options                              Warrants
                                                 ---------------------------------  ---------------------------------------
                                                                        Weighted                             Weighted
                                                                        Average                              Average
                                                                        Exercise                             Exercise
                                                      Shares             Price            Shares              Price
----------------------------------------------------------------------------------------------------------------------------
Outstanding, June 1, 2002                            4,249,739           $ 0.39            24,477,724           $       0.11
----------------------------------------------------------------------------------------------------------------------------
     Granted                                         1,215,500             0.05            35,005,013                   0.05
     Cancelled                                        (411,239)            0.81              (490,269)                  0.30
     Exercised                                              --                0                    --                     --
----------------------------------------------------------------------------------------------------------------------------
Outstanding, May 31, 2003                            5,054,000           $ 0.28            58,992,468           $       0.06
----------------------------------------------------------------------------------------------------------------------------
     Granted                                         2,210,000             0.06            73,436,127                   0.05
     Cancelled                                        (156,000)            0.13                    --                     --
     Exercised                                        (105,000)            0.05           (11,079,175)                  0.03
----------------------------------------------------------------------------------------------------------------------------
Outstanding, May 31, 2004                            7,003,000           $ 0.21           121,349,420           $       0.05
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Exercisable, May 31, 2003                            4,138,633           $ 0.29            57,992,468           $       0.06
----------------------------------------------------------------------------------------------------------------------------
Exercisable, May 31, 2004                            5,904,434           $ 0.24           120,149,420           $       0.05
----------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of options and warrants
     granted during the year ended May 31, 2003                          $ 0.04                                 $       0.05
Weighted average fair value of options and warrants
     granted during the year ended May 31, 2004                          $ 0.05                                 $       0.06
----------------------------------------------------------------------------------------------------------------------------

Included in the above table are certain options for which vesting is contingent based on various future performance measures.

The following table summarizes information about stock options and warrants outstanding at May 31, 2004:

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                      Outstanding                              Exercisable
                      ----------------------------------------------   -------------------------------
                                           Weighted
                                           Average         Weighted                          Weighted
           Range of                        Remaining         Average                           Average
           Exercise         Number        Contractual       Exercise          Number          Exercise
           Prices        Outstanding         Life             Price        Exercisable          Price
-----------------------------------------------------------------------------------------------------
OPTIONS
   $    0.0345-0.059       2,380,000          4.24       $   0.04         1,370,000        $    0.05
           0.07-0.09       1,365,500          2.96           0.08         1,526,934             0.08
         0.11-0.1325       2,340,000          2.93           0.11         2,090,000             0.11
           0.61-1.18         525,000          1.02           0.93           525,000             0.93
               1.325         392,500          1.00           1.33           392,500             1.33
---------------------------------------------------    --------------------------------    ----------
   $    0.0345-1.325       7,003,000          3.13       $   0.21         5,904,434        $    0.24

WARRANTS

   $    0.0172-0.039      29,634,938          6.79       $   0.03        29,634,938        $    0.03
          0.04-0.044      39,156,429          6.26           0.04        39,156,429             0.04
         0.045-0.049      21,057,218          5.95           0.05        21,057,218             0.05
          0.05-0.094      27,793,558          6.32           0.08        26,593,558             0.08
           0.10-0.65       3,707,277          2.87           0.13         3,707,277             0.13
---------------------------------------------------    --------------------------------    ----------
   $     0.0172-0.65     121,349,420          6.25       $   0.05       120,149,420        $    0.05


7. NET LOSS PER SHARE

The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. During the years ended May 31, 2004 and 2003, common stock options and warrants convertible or exercisable into approximately 128,352,420 and 64,046,468 shares of common stock were not included in diluted loss per share as the effect was antidilutive due to the Company recording losses in each of those years.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. INCOME TAXES

The net deferred tax asset recorded and its approximate tax effect consisted of the following:

                                                      May 31,
--------------------------------------------------------------------------------
                                              2004                  2003
--------------------------------------------------------------------------------
Net operating loss carryforwards          $12,873,000          $12,073,000
Purchased technology                          371,000              420,000
Depreciation and amortization               1,434,000            1,607,000
Other, net                                     54,000              191,000
--------------------------------------------------------------------------------
                                           14,732,000           14,291,000
Valuation allowance                        14,732,000           14,291,000
--------------------------------------------------------------------------------

Net deferred tax asset                    $        --          $        --
--------------------------------------------------------------------------------

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate is as follows:

May 31,                                                                            2004                  2003
-----------------------------------------------------------------------------------------------------------------

     Federal income tax benefit computed at the Federal statutory rate          $(1,411,000)          $(1,322,000)
     State income tax benefit net of Federal benefit                               (242,000)             (139,000)
     Other- permanent differences                                                 1,212,000               521,000
     Expiration of state net operating loss carryforwards                                --                95,000
     Change in valuation allowance                                                  441,000               845,000
-----------------------------------------------------------------------------------------------------------------

Income tax benefit                                                              $        --           $        --
-----------------------------------------------------------------------------------------------------------------

As of May 31, 2004 and 2003, valuation allowances equal to the net deferred tax asset recognized have been recorded, as management has not determined that it is more likely than not that the deferred tax asset will be realized. No current tax provision was recorded for fiscal 2004 and 2003 due to reported losses. The valuation allowance increased $441,000 for the year ended May 31, 2004 and $845,000 for the year ended May 31, 2003.

At May 31, 2004, the Company has federal net operating loss carryforwards of approximately $34,290,000 that expire through 2023 and are subject to certain limitations under the Internal Revenue Code of 1986, as amended. As such, certain federal net operating loss carryforwards may expire unused.

At May 31, 2004, the Company has state net operating loss carryforwards of approximately $20,244,000 that expire through 2011. The state of California suspended the utilization of net operating losses for 2002 and 2003.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. PROFIT-SHARING PLAN

Effective July 1, 1993, the Company adopted a savings and profit-sharing plan that allows participants to make contributions by salary reduction pursuant to
Section 401(k) of the Internal Revenue Code. At the Company's discretion, the Company may match contributions at 20% of the employee's contribution up to 6% of the employee's salary. The Company contributions are vested 20% per year beginning with the first year of service. The Company made no matching contribution in fiscal 2004 or 2003.

10. COMMITMENTS AND CONTINGENCIES

LITIGATION

In December 2003, the Company filed several lawsuits in United States District Courts against companies it contends are infringing on its patent number 5,809,336 entitled "High Performance Microprocessor Having Variable Speed Clock." The defendants and suits are as follows:

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

Fujitsu                       Northern District of California     C035787

Toshiba America, Inc.         Southern District of New York       03CV10180

NEC USA, Inc.                 Eastern District of New York        CV036432

Matsushita                    District of New Jersey              03CV06210

The Company is requesting the courts to enjoin the defendants from making use of our patent and are requesting damages for past infringements. In February, with the consent of the defendants and the Company, the above five actions were consolidated into the Fujitsu action in the Northern District of California under case number C035787.

In February 2004, Intel Corporation filed a lawsuit against the Company in the United States District Court- Northern District of California, case number C040439, in which they are requesting a declaratory judgment that their microprocessors, used by the defendants in our consolidated suit, do not infringe the Company's patent. The Company filed a counterclaim against Intel contending that they also are infringing on its patent, and Intel asserted an affirmative defense that the Company's 5,809,336 patent is invalid.

Also in February 2004, the Company filed a lawsuit in the United States District Court- Northern District of California, case number C040618, against Charles H. Moore, Technology Properties Limited, and Daniel E. Leckrone. The Company is requesting the court to declare inventorship and ownership on each of its granted patents related to the suits discussed above and other unasserted claims of infringement Patriot believes it has.

PATRIOT SCIENTIFIC CORPORATION NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The Intel lawsuit has been stayed pending the results of the Moore lawsuit.

OPERATING AND CAPITAL LEASES

The Company is obligated under employment contracts with certain key employees to pay severance upon termination under certain defined conditions. Generally, unless relieved of their duties for cause, the executive officers are entitled to severance pay equal to two to four months of their then current monthly salary. In the case of a change in control, generally, the executive officers are entitled to severance pay equal to twelve months of their then current monthly salary unless they continue to work for the new controlling interest in the same function as previous to the change.

The Company granted a lien and security interest in substantially all of its assets to the bank under the accounts receivable factoring line and to investors under its notes payable and convertible debentures.

The Company has one capital lease at May 31, 2004.

Future minimum lease payments are as follows:
Year ending May 31,
     2005                                        $  9,562
     2006                                           2,391
-----------------------------------------------------------
Total minimum lease payments                       11,953
Amount representing interest                        1,627
-----------------------------------------------------------
Present value of minimum lease payments            10,326

Total obligation                                   10,326
Less current portion                               (8,020)
-----------------------------------------------------------
Long-term portion                                $  2,306
-----------------------------------------------------------

Capital leases included in fixed assets at May 31, 2004 and 2003, were $3,471 and $11,803, net of an allowance for depreciation of $21,524 and $13,192. Depreciation expense related to the capitalized lease was $8,332 and $8,332 for the years ended May 31, 2004 and 2003.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has a non-cancellabe operating lease for its office and manufacturing facilities located in San Diego, California.

Future minimum lease payments required under the operating lease are as follows:

 Years ending May 31,
--------------------------------------------------------------------------
                                   Gross       Sublease             Net
                                  Payments      Income           Payments
2005                           $   135,454   $    70,470     $     64,984
2006                               141,658        72,540           69,118
2007                                23,782        12,150           11,632
Thereafter                               -             -                -
--------------------------------------------------------------------------

Total minimum lease payments   $   300,894   $   155,160     $    145,734
--------------------------------------------------------------------------

 Rent expense for fiscal 2004 and 2003 was $181,135 and $189,423, respectively.

11. SEGMENT INFORMATION

EXPORT SALES

The Company is engaged in one business segment, the development and marketing of microprocessor technology related products and licenses. Telecommunication products have reached the end of their life cycles and no longer provide any significant sales. During the fiscal years ended May 31, 2004 and 2003, the Company's product sales of high technology computer products and licenses were $13,615 and $31,340 and telecommunication products and licenses were $62,802 and $92,563.

For the purpose of allocating revenues by geographic location, the Company uses the physical location of its customers as its basis. During the fiscal years ended May 31, 2004 and 2003, the Company's sales by geographic location consisted of the following:

                                   2004             2003
                                 --------          --------
Domestic sales                   $ 70,000          $113,000

Foreign sales:
      Europe                        6,000            11,000
                                 --------          --------
Total foreign sales                 6,000            11,000
                                 --------          --------
Total net product sales          $ 76,000          $124,000
                                 ========          ========


The Company has no foreign assets.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SALES TO MAJOR CUSTOMERS

During the fiscal years ended May 31, 2004 and 2003, revenues from significant customers consisted of the following:

                        2004                          2003
              --------------------------  ---------------------------
Customer        Sales         Percent       Sales           Percent
--------
              ----------   -------------  ------------   ------------
A             $  25,000           33.2%   $         -              -
B                18,000           22.9%             -              -
C                 9,000           11.9%             -              -
D                     -               -        43,000          34.3%
E                     -               -        23,000          18.6%
F                     -               -        15,000          11.9%
G                     -               -        15,000          11.9%

12. RELATED PARTY TRANSACTIONS

During fiscal year 2004, we sold services totaling $25,352 to a company owned by one of our officers.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 18, 2004          PATRIOT SCIENTIFIC CORPORATION


                                 By: /s/ LOWELL W. GIFFHORN
                                     ------------------------------------------
                                     Lowell W. Giffhorn
                                     Executive Vice President, Chief Financial
                                     Officer and Secretary

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                          Title                   Date

 /s/JEFFREY E. WALLIN      President and Chief Executive        August 18, 2004
 --------------------
 Jeffrey E. Wallin         Officer


 /s/LOWELL W. GIFFHORN     Chief Financial Officer, Principal   August 18, 2004
 ---------------------
 Lowell W. Giffhorn        Financial Officer, Principal
                           Accounting Officer, Secretary
                           and Director

 /s/DAVID POHL             Director                             August 18, 2004
 -------------
 David Pohl

 /s/CARLTON JOHNSON        Director                             August 18, 2004
 -------------------
 Carlton Johnson


 /s/DONALD BERNIER         Chairman of the Board and            August 18, 2004
 -----------------         Director
 Donald Bernier


/s/HELMUT FALK JR.         Director                             August 18, 2004
------------------
Helmut Falk Jr.


/s/GLORIA FELCYN           Director                             August 18, 2004
----------------
Gloria Felcyn