Form 10QSB
period 2004-08-31
PATRIOT SCIENTIFIC CORP
filed 2004-10-20
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended August 31, 2004

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to _____________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, $.00001 par value	198,148,707
(Class)	(Outstanding at October 18, 2004)

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]

PATRIOT SCIENTIFIC CORPORATION
INDEX
Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheets as of August 31, 2004 (unaudited) and May 31, 2004	3
	Consolidated Statements of Operations for the three months ended August 31, 2004 and 2003 (unaudited)	4
	Consolidated Statements of Cash Flows for the three months ended August 31, 2004 and 2003 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements	6-12
Item 2.	Management’s Discussion and Analysis or Plan of Operation	13-25
Item 3.	Controls and Procedures	25

PART II.	OTHER INFORMATION	26

Item 1.	Legal Proceedings	26
Item 2.	Changes in Securities	26
Item 3.	Defaults upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits and Reports on Form 8-K	27

SIGNATURES		27

	*	No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements

PATRIOT SCIENTIFIC CORPORATION
CONSOLIDATED BALANCE SHEETS
	August 31,	May 31,
	2004	2004
	(Unaudited)
ASSETS (Notes 4 and 5)
Current assets:
Cash and cash equivalents	$8,856	$355,940
Marketable securities	7,983	22,646
Accounts receivable	—	1,225
Prepaid expenses	330,885	322,068

Total current assets	347,724	701,879

Property and equipment, net	56,823	68,389

Other assets	29,221	41,221

Patents and trademarks, net of accumulated amortization of $513,317
and $501,235	102,657	114,739
	$536,425	$926,228

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of convertible debentures, net of debt discount of
$6,399 and $27,180 (Note 5)	$71,101	$145,320
Secured notes payable to shareholders	100,000	100,000
Accounts payable	87,450	134,600
Accrued liabilities	144,432	160,102
Current portion of capital lease obligation	8,487	8,020

Total current liabilities	411,470	548,042

Convertible debentures, net of debt discount of $1,523,254
and $2,047,966 (Note 5)	404,413	227,701

Long term portion of capital lease obligation	—	2,306

Stockholders' equity (deficit) (Notes 5 and 6)
Preferred stock, $.00001 par value; 5,000,000 shares
authorized none outstanding	—	—
Common stock, $.00001 par value; 400,000,000 shares
authorized; issued and outstanding 192,217,737 and 171,156,363	1,922	1,712
Additional paid-in capital	50,669,089	49,990,485
Accumulated deficit	(50,950,469	(49,844,018)
Total stockholders' deficit	(279,458	148,179
	$536,425	$926,228

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	August 31,	August 31,
	2004	2003
Net sales	$2,550	$11,240

Cost of sales	—	6,213

Gross profit	2,550	5,027

Operating expenses:
Research and development	128,304	149,122
Selling, general and
administrative	380,401	351,470
	508,705	500,592
Operating loss	(506,155)	(495,565)
Other income (expenses):
Unrealized loss on marketable securities	(14,663)	—
Other income	47,273	—
Interest expense	(632,906)	(656,982)
	(600,296)	(656,982)
Net loss	$(1,106,451)	$(1,152,547)

Basic and diluted loss
per common share	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding
during the period (Note 1)	183,060,245	113,846,895

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	August 31, 2004	August 31, 2003
Decrease in Cash and Cash Equivalents
Operating activities:
Net loss	$(1,106,451)	$(1,152,547)
Adjustments to reconcile net loss
to cash used in operating activities:
Amortization and depreciation	23,648	33,863
Non-cash interest expense related to convertible
debentures, notes payable and warrants	585,411	618,067
Unrealized loss on marketable securities	14,663	—
Common stock issued for services	14,800	—
Changes in:
Accounts receivable	1,225	(5,897)
Prepaid expenses and other assets	3,183	(14,771)
Accounts payable and accrued liabilities	(36,155)	(17,953)
Net cash used in operating activities	(499,676)	(539,238)

Investing activities:
Purchase of property, equipment and patents	—	(2,269)

Financing activities:
Proceeds from the issuance of short term notes payable	—	10,000
Proceeds from the issuance of convertible debentures	—	422,500
Proceeds from the issuance of common stock	—	31,000
Principal payments for capital lease obligations	(1,839)	(1,468)
Proceeds from sales of accounts receivable	—	4,000
Proceeds from exercise of common stock warrants	154,431	50,100
Net cash provided by financing activities	152,592	516,132

Net increase (decrease) in cash and cash equivalents	(347,084)	(25,375)

Cash and cash equivalents, beginning of period	355,940	32,663

Cash and cash equivalents, end of period	$8,856	$7,288

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$1,781	$5,005
Convertible debentures, notes payable and accrued
interest exchanged for common stock	$469,665	$677,642
Debt discount	$—	$354,667

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

The consolidated financial statements of Patriot Scientific Corporation (“Patriot”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in Form 10-KSB for the year ended May 31, 2004.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the year.

Loss Per Share

We follow Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under SFAS No. 128, basic loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding. Diluted loss per share is calculated as net loss divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. Common stock options and warrants of 121,200,175 and 73,951,979 for the three months ended August 31, 2004 and 2003, respectively, were not included in diluted loss per share for the periods as the effect was antidilutive due to our recording losses in each of those periods. See Notes 5 and 7 for discussion of commitments to issue additional shares of common stock and warrants.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and disclosure,” require the Company to provide pro forma information regarding net income as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock based compensation under APB No. 25.

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

Under the accounting provisions for SFAS No. 123, the Company’s net loss per share would have been increased by the pro forma amounts indicated below:

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

	Three Months Ended
	August 31,	August 31,
	2004	2003
Net loss as reported	$(1,106,451)	$(1,152,547)
Compensation expense	(2,883)	(85,674)
Net loss pro forma	$(1,109,334)	$(1,238,221)
As reported per share
Basic and diluted loss	$(0.01)	$(0.01)
Pro forma per share
Basic and diluted loss	$(0.01)	$(0.01)

Sale of Accounts Receivable

We follow SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a replacement of SFAS No. 125. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A $400,000 factoring line we established with a bank enables us to sell selected accounts receivable invoices to the bank with full recourse against us. These transactions qualify for a sale of assets since (1) we have transferred all of our rights, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) we have no effective control over the selected accounts receivable invoices since we are not entitled to or obligated to repurchase or redeem the invoices before their maturity and we do not have the ability to unilaterally cause the bank to return the invoices. Under SFAS No.140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Pursuant to the provisions of SFAS No. 140, whenever we sell accounts receivable invoices to the bank, we reflect the transactions as sales of assets and establish a receivable from the bank for the retained amount less the costs of the transactions and less any anticipated future loss in the value of the retained asset. The retained amount equals 20% of the total accounts receivable invoices sold to the bank less 1% of the total invoices as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer. At August 31, 2004, there were no accounts receivable invoices outstanding under the factoring line and $400,000 was available for future factoring of accounts receivable invoices.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”   SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not impact our financial position or results of operations.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this statement did not impact our financial position or results of operations.

3.	CONTINUED EXISTENCE AND MANAGEMENT’S PLAN

Our consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our obtaining sufficient financing to sustain our operations. We incurred a net loss of $1,106,451, $4,149,978 and $3,888,299 and negative cash flow from operations of $499,676, $2,075,972 and $1,885,762 in the three months ended August 31, 2004 and the years ended May 31, 2004 and 2003, respectively. At August 31, 2004, we had deficit working capital of $63,746 and cash and cash equivalents of $8,856. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $347,084 during the three months ended August 31, 2004.

We estimate our current cash requirements to sustain our operations for the next twelve months through August 2005 to be $1.8 million. Since we are no longer supporting the communications product line, we are assuming that there will be no communications product revenue. We have issued 8% convertible debentures as our primary source of funding since 2002. At the option of the debenture holders, they may purchase additional debentures up to $1 million at any time during the two years following their purchase as long as the price of our common stock is in excess of $0.20 per share. During the first three months ended August 31, 2004, we obtained $154,432 from the exercise of warrants. Subsequent to August 31, 2004, we obtained additional advances of $127,500 towards the issuance of a future convertible debenture and $50,000 from the issuance of an 8% convertible debenture.

If the optional amounts under the convertible debentures are not raised in sufficient amounts, then we may not have funds sufficient to meet our cash requirements. In such circumstances, we would need to secure additional debt and/or equity financings with individual or institutional investors. In addition, we would be required to make additional cost reductions if our cash requirements cannot be met from external sources. We expect that the $1.8 million requirement will be provided by:

•	additional debt and/or equity financings;

•	proceeds from the exercise of outstanding stock options and warrants; and

•	proceeds from revenue contracts and patent enforcement activities.

In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. As of August 31, 2004, we also have remaining $400,000 under an accounts receivable factoring agreement with our bank.

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

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

Security Interest. The convertible debentures are secured by our assets.

The following tables present the status, as of August 31, 2004, of our convertible debentures:

			Principal			Effective	Shares	Warrant
	Dates of	Aggregate	Balance	Conversion Prices		Registration	Converted at	Shares
Series	Issuance	Principal	at 8/31/04	Initial	Reset	Date	8/31/04	Issued

A	4/23/2002-	$1,000,000	$—	$0.08616-	$0.04190-	10/29/2002	24,099,548	12,859,175
	6/10/2002			$0.10289	$0.04457

B	8/23/2002-	$605,000	$37,500	$0.05126-	$0.04381-	3/7/2003	13,314,221	11,234,835
	1/24/2003			$0.0727	$0.04722

C	3/24/2003-	$510,000	$10,000	$0.041-	$0.041-	6/26/2003	10,179,007	9,377,943
	6/9/2003			$0.065	$0.065

D	8/1/2003-	$547,500	$30,000	$0.0172-	$0.0172-	11/18/2003	24,353,803	22,455,355
	10/21/2003			$0.048	$0.0477

E	12/1/2003-	$1,527,500	$1,204,500	$0.0267-	$0.0267-	6/7/2004	10,019,027	30,395,392
	5/11/2004			$0.10	$0.07811

F	3/23/2004	$723,167	$723,167	$0.09	$0.09	Not Registered	—	8,035,192

Totals		$4,913,167	$2,005,167				81,965,606	94,357,892

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Convertible debentures issued since April 23, 2002	$4,913,167
Less amounts converted to common stock	(2,908,000)
2,005,167
Less debt discount	(1,529,653)
Convertible debentures at August 31, 2004	475,514
Less current portion	71,101
Long term portion	$404,413

Maturity dates of outstanding convertible debentures
October 29, 2004	$37,500
April 15, 2005	10,000
September 30, 2005	30,000
December 1, 2005	25,000
January 23, 2006	150,000
February 2, 2006	127,000
March 23, 2006	723,167
March 24, 2006	315,900
April 26, 2006	100,000
May 11, 2006	486,600
$2,005,167

6.	STOCKHOLDERS' DEFICIT

The following table summarizes equity transactions during the three months ended August 31, 2004:

	Common
	Shares	Dollars

Balance June 1, 2004	171,156,363	$49,992,197

Sale of common stock	—	—
Exercise of common stock warrants	7,833,689	154,431
Stock issued on conversion of
debentures and accrued interest	12,931,685	469,665
Stock issued for services	296,000	14,800
Non-cash interest and debt discount
related to warrants and debentures	-	39,918

Balance August 31, 2004	192,217,737	$50,671,011

Stock Options

At August 31, 2004, we had 50,000 options outstanding pursuant to our 1992 NSO Stock Option Plan exercisable at $1.325 per share expiring in 2005; 1,948,000 options outstanding pursuant to our 1996 Stock Option Plan exercisable at a range of $0.0425 to $1.325 per share expiring beginning in 2005 through 2008; 2,915,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.0425 to $0.69 per share expiring beginning in 2004 through 2008; and 2,030,000 options outstanding pursuant to our 2003 Stock Option Plan exercisable at a range of $0.0345 to $0.11 per share expiring in 2004 through 2009.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

Warrants

At August 31, 2004, we had warrants outstanding exercisable into 114,257,175 common shares at exercise prices ranging from $0.0172 to $0.65 per share expiring beginning in 2004 through 2011. During the three months ended August 31, 2004, we issued warrants to purchase 801,444 shares of common stock which are subject to repricings at the six month anniversary of the issuance of the warrant; had investors exercise warrants to purchase 7,833,689 shares of our common stock; and cancelled warrants to purchase 60,000 shares of our common stock. For warrants issued in conjunction with the 8% convertible debentures, at each anniversary date the warrants will be repriced to the lesser of the initial exercise price or the volume weighted average price for our common stock for the ten days previous to the reset date. For warrants issued in conjunction with the equity lines of credit and snap shot warrants, at each anniversary date the warrants will be repriced to the lesser of the initial exercise price or 110% of the lowest closing bid price of our common stock for the five trading days ending on such six month anniversary date. During the three months ended August 31, 2004, warrants to purchase 4,495,049 shares of common stock with initial or reset exercise prices ranging from $0.044 to $0.046 have been repriced to exercise prices ranging from $0.0396 to $0.044.

During the three months ended August 31, 2004, we issued to Swartz snap shot warrants exercisable for five years into 801,444 common shares at an exercise price of $0.0672. The snap shot warrant was issued under an agreement with Swartz whereby we will issue to Swartz warrants to purchase common shares equal to 30% of any common stock or warrants we issue to parties other than Swartz or their affiliates after April 1, 2003.

Common Stock

During the three months ended August 31, 2004, 296,000 shares of common stock were issued to a vendor in satisfaction of $14,800 of trade accounts payable.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, “RISK FACTORS.” SEE ALSO OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MAY 31, 2004.

Overview

Patriot Scientific Corporation (“the Company”) develops, markets, and sells microprocessors, the technology behind the microprocessors, and complementary products which enable computers and other data processing devices to communicate. These products can be used to connect to the Internet or other telecommunication networks. The microprocessor technology product line accounted for approximately 18% of our revenue in fiscal 2004. The balance of our fiscal 2004 revenue was generated from a communications product line that, subsequent to a completed last buy program, is now generating minimal revenue. We also have a patent for special radar technology which, if fully developed, may allow a potential licensee to penetrate the ground or structures to find various objects. We also owned gas plasma antenna technology which we sold for $250,000 in August 1999. In fiscal 2004 we received a final royalty payment of $75,500 from the sale of the gas plasma technology. Our strategy is to exploit our microprocessor technologies through product sales, licensing, strategic alliances and to litigate against those who may be infringing on our patents.

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

2.    Marketable Securities

As part of the sale of our gas plasma antenna technology we received restricted securities in a company that are traded on the OTC bulletin board. The securities can be traded under Rule 144 after July 2004. We reflect the value of those securities based on the closing price as of the end of our reporting period. Any unrealized gain or loss between reporting periods is reflected in our consolidated statement of operations as non-operating income or loss.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and disclosure,” require the Company to provide pro forma information regarding net income as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock based compensation under APB No. 25.

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

8.    Income Taxes

Deferred income taxes are provided for by recognizing temporary differences in certain income and expense items for financial and tax reporting purposes.  Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards.   A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized.  The valuation allowance increased approximately $208,000 for the three months ended August 31, 2004, from $14,732,000 at May 31, 2004 to $14,940,000 at August 31, 2004.

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

Selected Financial Information
			Increase
Statements of Operations	8/31/2004	8/31/2003	(Decrease)%
Revenue	$2,550	$11,240	$(8,690)	-77.3%
Cost of revenue	—	6,213	(6,213)	-100.0%
% of revenue	0%	55%	-55%	-100.0%
Gross profit	2,550	5,027	(2,477)	-49.3%
% of revenue	100%	45%	55%	123.6%
Operating expenses
Research and development	128,304	149,122	(20,818)	-14.0%
General and administrative	380,401	351,470	28,931	8.2%
Total operating expenses	508,705	500,592	8,113	1.6%
Loss on marketable securities	(14,663)	—	(14,663)	NM
Interest expense	(632,906)	(656,982)	(24,076)	-3.7%
Interest income	47,273	—	47,273	NM
Net loss	(1,106,451)	(1,152,547)	(46,096)	-4.0%
Net loss per share basic and diluted	(0.01)	(0.01)	—	0.0%

Results of Operations

Three months ended August 31, 2004 compared to three months ended August 31, 2003.

Revenues

Our revenue decrease of $8,690, or 77.3%, was due to a continuing lack of significant revenue producing contracts. Although our bid and proposal activity remains high, our microprocessor product line has failed to generate any significant contracts.  We continue to receive minor follow-on orders for the communication products that have reached the end of their life cycle. We no longer market these products but do fill follow-on orders when economically feasible. We anticipate that future revenue will be derived from successful microprocessor technology efforts in the form of licensing and royalties and the successful collection of patent infringement proceeds from litigation and settlement.

Cost of Revenue

Our cost of revenue decrease of $6,213, or 100%, was commensurate with the reduction in revenue. We fully reserved our inventory in fiscal 2002 and, therefore, minor amounts of existing inventory can be resold at a zero cost basis. However, in order to fulfill the minor follow-on orders for communication products, we normally must procure a portion of additional components and assemblies. We anticipate that future cost of revenue will be commensurate with the success of receiving microprocessor licenses and royalties and patent infringement proceeds.

Research and Development
	Three Months Ended
			Increase
	8/31/2004	8/31/2003	(Decrease)%

Personnel (including consultants)	$120,628	$133,213	$(12,585)	-9.4%
Facilities	7,676	15,715	(8,039)	-51.2%
Other research and development expenses	-	194	(194)	-100.0%
	$128,304	$149,122	$(20,818)	-14.0%

The $20,818, or 14%, reduction in research and development was attributed to a one person reduction in personnel. In addition, there has been no significant increase in depreciable equipment related to research and development for the past three years resulting in a lower depreciation amount charged to facilities expense. When and if funds become available, we anticipate an increase in research and development to upgrade the tools which are used by our potential customers to implement the microprocessor technology and to expand our offerings on which our microprocessor can run to include additional operating systems.

General and Administrative

	Three Months Ended
			Increase
	8/31/2004	8/31/2003	(Decrease)%

General and Administrative
Personnel (including consultants)	$104,669	$137,974	$(33,305)	-24.1%
Professional fees	125,058	84,838	40,220	47.4%
Facilities	80,092	85,363	(5,271)	-6.2%
Other general and administrative expenses	70,582	43,295	27,287	63.0%
	$380,401	$351,470	$28,931	8.2%

The $28,931, or 8.2%, increase in general and administrative expenses was attributed to a reduction in personnel costs, including consulting ($16,000) and a reduction in salaries ($17,000). Professional fees increased $40,220 primarily as a result of patent infringement costs increasing ($58,000) offset by a decrease in costs associated with registration statements and auditing of our financial statements ($18,000). Other general and administrative expenses increased as a result of licenses and dues increasing ($18,000), a reduction in subtenant rentals ($10,000). We anticipate general and administrative expenses to remain stable at the current levels until such time as contract revenue and patent litigation proceeds are recognized at which time additional personnel and other fees would be expected to increase.

Other income (expense)

	Three Months Ended

	8/31/2004	8/31/2003	Change	%

Other income (expense)
Loss on marketable securities	$(14,663)	$—	(14,663)	NM
Other income	47,273	—	47,273	NM
Interest expense, paid in cash or accrued	(47,495)	(38,914)	(8,581)	22.1%
Non-cash interest expense	(585,411)	(618,068)	32,657	-5.3%
	$(600,296)	$(656,982)	$56,686	-8.6%

The decrease in other expenses, net of other income, of $56,686, or 8.6%, was primarily attributable to a one-time settlement with a subtenant who abandoned our adjoining space ($47,000) and the non-cash interest expense recognized on the amortization and cancellation of debt discounts related to our convertible debentures and the recognition of expense on the issuance of warrants related to our financings ($33,000) offset partially by the recognition of a loss on marketable securities which were received as partial consideration for the sale of our gas plasma antenna technology ($15,000). We anticipate that the non-cash interest expense will remain stable over the balance of fiscal 2005 due to a large debt discount remaining on our books as of August 31, 2004 ($1,529,653) which will be recognized as expense via amortization over 24 months if the underlying debentures are not converted or written off in their entirety on the conversion of the underlying debentures.

Capital Resources

Working Capital

			Increase
	8/31/2004	5/31/2004	(Decrease)

Current assets	$347,724	$701,879	$(354,155)
Current liabilities	411,470	548,042	(136,572)
Working capital (deficit)	$(63,746)	$153,837	$(217,583)

Long-term debt	$404,413	$230,007	$174,406

Stockholders' equity (deficit)	$(279,458)	$148,179	$(427,637)

Statements of Cash Flows Select Information
	Three Months Ended		Increase
	8/31/2004	8/31/2003	(Decrease)

Net cash provided (used) by:
Operating activities	$(499,676)	$(539,238)	$39,562
Investing activities	$—	$(2,269)	$2,269
Financing activities	$152,592	$516,132	$(363,540)

Balance Sheet Select Information
			Increase
	8/31/2004	5/31/2004	(Decrease)

Cash and cash equivalents	$8,856	$355,940	$(347,084)

Prepaid expenses	$330,885	$322,068	$8,817

Accounts payable and accrued expesnes	$231,882	$294,702	$(62,820)

The decrease in working capital (deficit) of $217,583 and stockholders’ equity (deficit) of $427,637 was attributable to a reduction in financing activities ($363,540) by the company during the three months ended August 31, 2004. This slow down in financing activities was a result of the higher than normal cash and cash equivalents available at the beginning of the quarter ($355,940).

Liquidity

We estimate our current cash requirements to sustain our operations for the next twelve months through August 2005 to be $1.8 million. Since we are no longer supporting the communications product line, we are assuming that there will be no communications product revenue. We have issued 8% convertible debentures as our primary source of funding since 2002. At the option of the debenture holders, they may purchase additional debentures up to $1 million at any time during the two years following their purchase as long as the price of our common stock is in excess of $0.20 per share. During the first three months ended August 31, 2004, we obtained $154,432 from the exercise of warrants. Subsequent to August 31, 2004, we obtained additional advances of $127,500 towards the issuance of a future convertible debenture and $50,000 from the issuance of an 8% convertible debenture.

If the optional amounts under the convertible debentures are not raised in sufficient amounts, then we may not have funds sufficient to meet our cash requirements. In such circumstances, we would need to secure additional debt and/or equity financings with individual or institutional investors. In addition, we would be required to make additional cost reductions if our cash requirements cannot be met from external sources. We expect that the $1.8 million requirement will be provided by:

•	additional debt and/or equity financings;

•	proceeds from the exercise of outstanding stock options and warrants; and

•	proceeds from revenue contracts and patent enforcement activities.

In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. As of August 31, 2004, we also have remaining $400,000 under an accounts receivable factoring agreement with our bank.

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

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not impact our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this statement did not impact our financial position or results of operations.

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

Related to our Business

Patriot’s Microprocessor Technologies Have Resulted In Limited Revenues and Several Related Products Are Still in the Development Stage

We are in the development stage on several components of our microprocessor technology product line, and the products which have been commercialized have resulted in limited revenues. Our other product lines have not generated enough revenue to support our company. Therefore, we have limited financial results upon which you may judge our potential. We may not become profitable. We have experienced in the past and may experience in the future many of the problems, delays and expenses encountered by any early stage business, many of which are beyond our control. These include:

•	substantial delays and expenses related to testing and development of our new products,

•	production and marketing problems encountered in connection with our new and existing products and technologies,

•	competition from larger and more established companies, and

•	lack of market acceptance of our new products and technologies.

Patriot Has a History of Losses, Expects Future Losses and May Not Achieve or Sustain Annual Profitability

We expect to incur operating losses in the future. Sales of our products may never generate sufficient revenues to fund our continuing operations. We may never generate positive cash flow or attain profitability. To date, we have incurred significant losses. As of May 31, 2004, our accumulated deficit was $49,844,018. For the fiscal years ended May 31, 2004 and 2003, we incurred net losses of $4,149,978 and $3,888,299. Because of this record of losses, there is substantial doubt about our ability to continue as a going concern. These losses have resulted primarily from:

•	significant costs associated with the development of our products,

•	costs associated with the marketing of those products, and

•	the interest charges and expenses related to equity and debt financings.

Should our losses continue and should we be unable to fund our operations from external sources, we would need to cease doing business and/or liquidate or sell our assets.

Patriot’s Limited Sales and Marketing Experience Has Affected Our Revenue

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

Patriot’s Limited Ability to Protect Its Intellectual Property May Inadvertently Adversely Affect Its Ability to Compete

A successful challenge to our ownership of our technology could materially damage our business prospects. Our technologies may infringe upon the proprietary rights of others. Licenses required by us from others may not be available on commercially reasonable terms, if at all. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have eight U.S., one European and one Japanese patents issued. Any issued patent may be challenged and invalidated. Patents may not issue from any of our pending applications. Any claims allowed from existing or pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents. Vigorous protection and pursuit of intellectual property rights or positions characterize the fiercely competitive semiconductor industry, which has resulted in significant and often protracted and expensive litigation. Therefore, our competitors may assert that our technologies or products infringe on their patents or proprietary rights. Problems with patents or other rights could increase the cost of our products or delay or preclude new product development and commercialization by us. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions or to defend against infringement claims. Also, we have initiated legal actions against compan ies we believe are infringing on our patents. See Legal Proceedings.

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

Patriot May Face Interruption Of Production And Services Due To Increased Security Measures In Response To Terrorism

Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists’ activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or at certain times stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security, as a result of these activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by terrorist activities and potential activities. The U.S. economy in general is being adversely affected by terrorist activities and potential activities, and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

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

Our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) as of October 1, 2004. Based on their evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In December 2003 we filed several lawsuits in United States District Courts against companies we contend are infringing on our patent number 5,809,336 entitled “High Performance Microprocessor Having Variable Speed Clock.” The defendants and suits are as follows:

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

The Intel lawsuit has been stayed pending the results of the Moore lawsuit.

Item 2.	Changes in Securities

(a)  During the three months ended August 31, 2004, we offered and/or sold the following common stock and warrants, either for cash or in consideration of services rendered as indicated below, without registration under the Securities Act of 1933, as amended, and exemption for such sales from registration under the Act is claimed in reliance upon the exemption provided by Section 4(2) thereof on the basis that such offers and sales were transactions not involving any public offering. Appropriate precautions against transfer have been taken, including the placing of a restrictive legend on all certificates evidencing such securities. All such sales were effected without the aid of underwriters, and no sales commissions were paid.

Common Stock
		Number of	Aggregate	Purchase Price Per
Name	Date of Sale	Shares	Purchase Price	Share

Hawk Associates Inc.	August 2, 2004	296,000	$14,800	$0.050	Services

Warrant
Initial Exercise					Expiration
Warrant Holder	Date of Issuance	Number of Shares	Price Per Share		Date

Swartz Private Equity	July 1, 2004	801,444	$0.0672		July 1, 2009

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits-

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K – NONE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT SCIENTIFIC CORPORATION

Date: October 20, 2004	By:	/s/ LOWELL W. GIFFHORN

Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

