Form 10QSB
period 2004-11-30
PATRIOT SCIENTIFIC CORP
filed 2005-01-14
CIK 836564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended November 30, 2004

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                           232,890,435
-------------------------------                           -----------
            (Class)                            (Outstanding at January 14, 2005)

Transitional Small Business Disclosure Format (Check one):    Yes |_|  No |X|

                         PATRIOT SCIENTIFIC CORPORATION
                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements:

             Consolidated Balance Sheets as of November 30, 2004
                (unaudited) and May 31, 2004                                  3

             Consolidated Statements of Operations for the three
                and six months ended November 30, 2004 and 2003
                (unaudited)                                                   4

             Consolidated Statements of Cash Flows for the six
                months ended November 30, 2004 and 2003 (unaudited)           5

             Notes to Unaudited Consolidated Financial Statements           6-13

     Item 2. Management's Discussion and Analysis or Plan of Operation     14-28

     Item 3. Controls and Procedures                                         28

PART II. OTHER INFORMATION                                                   28

     Item 1. Legal Proceedings                                               28
     Item 2. Changes in Securities                                           29
     Item 3. Defaults upon Senior Securities                                 *
     Item 4. Submission of Matters to a Vote of Security Holders             *
     Item 5. Other Information                                               *
     Item 6. Exhibits and Reports on Form 8-K                                30

SIGNATURES                                                                   30

         *  No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         PATRIOT SCIENTIFIC CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                   November 30,                May 31,
                                                                                       2004                     2004
                                                                              --------------------     ---------------------
                                                                                   (Unaudited)
                         ASSETS (Notes 4 and 5)
Current assets:
       Cash and cash equivalents                                              $           172,736      $            355,940
       Marketable securities                                                               10,427                    22,646
       Accounts receivable                                                                  3,593                     1,225
       Prepaid expenses                                                                   243,990                   322,068
                                                                              --------------------     ---------------------

Total current assets                                                                      430,746                   701,879

Property and equipment, net                                                                45,256                    68,389

Other assets                                                                               23,891                    41,221

Patents and trademarks, net of accumulated amortization of $525,399
   and $501,235                                                                            90,575                   114,739
                                                                              --------------------     ---------------------
                                                                              $           590,468      $            926,228
                                                                              ====================     =====================

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
       Current portion of convertible debentures, net of debt discount of     $                        $
         $2,093 and $27,180 (Note 5)                                                       37,907                   145,320
       Secured notes payable to shareholders (Note 4)                                     100,000                   100,000
       Accounts payable                                                                   101,349                   134,600
       Accrued liabilities                                                                132,145                   160,102
       Current portion of capital lease obligation                                          6,541                     8,020
                                                                              --------------------     ---------------------

Total current liabilities                                                                 377,942                   548,042

Convertible debentures, net of debt discount of $1,372,907
   and  $2,047,966  (Note 5)                                                              484,760                   227,701

Long term portion of capital lease obligation                                                   -                     2,306

Stockholders' equity (deficit) (Notes 5 and 6)
       Preferred stock, $.00001 par value; 5,000,000 shares
         authorized none outstanding                                                            -                         -
       Common stock, $.00001 par value; 400,000,000 shares
         authorized; issued and outstanding 210,916,855 and 171,156,363                     2,109                     1,712
       Additional paid-in capital                                                      51,749,267                49,990,485
       Accumulated deficit                                                            (52,023,610)              (49,844,018)
                                                                              --------------------     ---------------------
Total stockholders' equity (deficit)                                                     (272,234)                  148,179
                                                                              --------------------     ---------------------
                                                                              $           590,468      $            926,228
                                                                              ====================     =====================

     See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended                    Six Months Ended
                                                -------------------------------------  -------------------------------------
                                                   November 30,        November 30,       November 30,        November 30,
                                                       2004                2003               2004                2003
                                                -----------------  ------------------  -----------------  ------------------
Net sales                                       $         18,748   $          51,960   $         21,298   $          63,200

Cost of sales                                                  -               4,259                  -              10,472
                                                -----------------  ------------------  -----------------  ------------------

Gross profit                                              18,748              47,701             21,298              52,728

Operating expenses:
     Research and development                             54,037             112,391            182,341             261,513
     Selling, general and
       administrative                                    392,552             321,132            772,954             672,602
                                                -----------------  ------------------  -----------------  ------------------
                                                         446,589             433,523            955,295             934,115
                                                -----------------  ------------------  -----------------  ------------------
Operating loss                                          (427,841)           (385,822)          (933,997)           (881,387)
                                                -----------------  ------------------  -----------------  ------------------
Other income (expenses):
     Unrealized gain (loss) on
       marketable securities                               2,444             (23,234)           (12,219)            (23,234)
     Gain on sale of technology                                -              75,500                  -              75,500
     Other income                                            479                   -             47,752                   -
     Interest expense                                   (648,223)           (539,234)        (1,281,128)         (1,196,216)
                                                -----------------  ------------------  -----------------  ------------------
                                                        (645,300)           (486,968)        (1,245,595)         (1,143,950)
                                                -----------------  ------------------  -----------------  ------------------
Net loss                                        $     (1,073,141)  $        (872,790)  $     (2,179,592)  $      (2,025,337)
                                                =================  ==================  =================  ==================

Basic and diluted loss
     per common share                           $          (0.01)  $           (0.01)  $          (0.01)  $           (0.02)
                                                =================  ==================  =================  ==================

Weighted average number of
  common shares outstanding
  during the period (Note 1)                         198,970,399         129,716,912        190,971,852        121,738,543
                                                =================  ==================  =================  ==================

     See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      Six Months Ended
                                                                     -------------------------------------------------
                                                                         November 30, 2004         November 30, 2003
                                                                     -----------------------   -----------------------
Decrease in Cash and Cash Equivalents
Operating activities:
       Net loss                                                      $      (2,179,592)        $      (2,025,337)
       Adjustments to reconcile net loss
         to cash used in operating activities:
           Amortization and depreciation                                        47,297                    67,726
          Non-cash compensation                                                 22,175                         -
          Non-cash interest expense related to convertible
              debentures, notes payable and warrants                         1,192,563                 1,118,584
       Gain on sale of technology                                                    -                   (75,500)
       Unrealized loss on marketable securities                                 12,219                    23,234
       Common stock issued for services                                         14,800                         -
           Changes in:
               Accounts receivable                                              (2,368)                  (52,836)
               Prepaid expenses and other assets                                95,408                     3,443
               Accounts payable and accrued liabilities                         (2,103)                   81,211
                                                                     --------------------------------------------
Net cash used in operating activities                                         (799,601)                 (859,475)
                                                                     --------------------------------------------

Investing activities:
       Proceeds from sale of technolgy                                               -                     7,500
       Purchase of property, equipment and patents                                   -                   (22,195)
                                                                     --------------------------------------------
       Net cash used for investing activities                                        -                   (14,695)
                                                                     --------------------------------------------

Financing activities:
       Proceeds from the issuance of short term notes payable                        -                    10,000
       Proceeds from the issuance of convertible debentures                    452,500                   722,500
       Proceeds from the issuance of common stock                                3,250                    47,040
       Principal payments for capital lease obligations                         (3,785)                   (3,023)
       Proceeds from sales of accounts receivable                                    -                    21,280
       Proceeds from exercise of common stock warrants                         164,432                    50,100
                                                                     --------------------------------------------
Net cash provided by financing activities                                      616,397                   847,897
                                                                     --------------------------------------------

Net increase (decrease) in cash and cash equivalents                          (183,204)                  (26,273)

Cash and cash equivalents, beginning of period                                 355,940                    32,663
                                                                     --------------------------------------------

Cash and cash equivalents, end of period                             $         172,736         $           6,390
                                                                     --------------------------------------------

Supplemental Disclosure of Cash Flow Information:
       Cash payments for interest                                    $           2,226         $           6,303
       Convertible debentures, notes payable and accrued
         interest exchanged for common stock                         $       1,062,104         $       1,268,259
       Debt discount                                                 $         452,500         $         622,500
                                                                     --------------------------------------------

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

LOSS PER SHARE

We follow Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, basic loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding. Diluted loss per share is calculated as net loss divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. Common stock options and warrants of 140,221,312 and 90,525,744 for the six months ended November 30, 2004 and 2003, respectively, were not included in diluted loss per share for the periods as the effect was antidilutive due to our recording losses in each of those periods. See Notes 5 and 7 for discussion of commitments to issue additional shares of common stock and warrants.

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

Under the accounting provisions for SFAS No. 123, the Company's net loss per share would have been increased by the pro forma amounts indicated below:

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                               Three Months Ended                            Six Months Ended
                                    -----------------------------------------    ------------------------------------------
                                          November 30,          November 30,           November 30,         November 30,
                                            2004                  2003                   2004                   2003
-----------------------------------------------------------------------------    ------------------------------------------
Net loss as reported                $       (1,073,141)   $         (872,790)    $       (2,179,592)   $        (2,025,337)
Compensation expense                           (10,110)              (64,400)               (12,993)              (150,074)
                                    -------------------   -------------------    -------------------   --------------------
Net loss pro forma                  $       (1,083,251)   $         (937,190)    $       (2,192,585)   $        (2,175,411)
                                    ===================   ===================    ===================   ====================
As reported per share
     Basic and diluted loss         $            (0.01)   $            (0.01)    $            (0.01)   $             (0.02)
                                    ===================   ===================    ===================   ====================
Pro forma per share
     Basic and diluted loss         $            (0.01)   $            (0.01)    $            (0.01)   $             (0.02)
                                    -------------------   -------------------    -------------------   --------------------

SALE OF ACCOUNTS RECEIVABLE

We follow SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A $400,000 factoring line we established with a bank enables us to sell selected accounts receivable invoices to the bank with full recourse against us. These transactions qualify for a sale of assets since (1) we have transferred all of our rights, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) we have no effective control over the selected accounts receivable invoices since we are not entitled to or obligated to repurchase or redeem the invoices before their maturity and we do not have the ability to unilaterally cause the bank to return the invoices. Under SFAS No.140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Pursuant to the provisions of SFAS No. 140, whenever we sell accounts receivable invoices to the bank, we reflect the transactions as sales of assets and establish a receivable from the bank for the retained amount less the costs of the transactions and less any anticipated future loss in the value of the retained asset. The retained amount equals 20% of the total accounts receivable invoices sold to the bank less 1% of the total invoices as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer. At November 30, 2004, there were no accounts receivable invoices outstanding under the factoring line and $400,000 was available for future factoring of accounts receivable invoices.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R ("SFAS123R"), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95. SFAS 123R eliminates the ability to account for share-based compensation transaction using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in statement of operations. SFAS 123R allows the use of a modified version of prospective application, which requires that the fair value of new awards granted after the effective date of SFAS 123R, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The provisions of SFAS 123R will be effective for interim or annual reporting periods beginning after December 15, 2005 for the companies that file as small business issuers. The Company is currently evaluating the impact the implementation guidance and revisions included in SFAS 123R will have on its consolidated financial statements.

3.   CONTINUED EXISTENCE AND MANAGEMENT'S PLAN

Our consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our obtaining sufficient financing to sustain our operations. We incurred a net loss of $2,179,592, $4,149,978 and $3,888,299 and negative cash flow from operations of $799,601, $2,075,972 and $1,885,762 in the six months ended November 30, 2004 and the years ended May 31, 2004 and 2003, respectively. At November 30, 2004, we had working capital of $52,804 and cash and cash equivalents of $172,736. We have historically funded our operations primarily through the issuance of securities and debt financings. Cash and cash equivalents decreased $183,204 during the six months ended November 30, 2004.

We estimate our current cash requirements to sustain our operations for the next twelve months through November 2005 to be $1.8 million. Since we are no longer supporting the communications product line, we are assuming that there will be no communications product revenue. We have issued 8% convertible debentures as our primary source of funding since 2002. At the option of the debenture holders, they may purchase additional debentures up to $1 million at any time during the two years following their purchase as long as the price of our common stock is in excess of $0.20 per share. During the first six months ended November 30, 2004, we obtained $452,500 from the issuance of 8% convertible debentures and $164,432 from the exercise of warrants. Subsequent to November 30, 2004, we obtained $25,000 from the issuance of 8% convertible debentures and $169,032 from the exercise of warrants.

If exercise of warrants are not in sufficient amounts, then we may not have funds sufficient to meet our cash requirements. In such circumstances, we would need to secure additional debt and/or equity financings with individual or institutional investors. In addition, we would be required to make additional cost reductions if our cash requirements cannot be met from external sources. We expect that the $1.8 million requirement will be provided by:

     o  additional debt and/or equity financings;

     o  proceeds from the exercise of outstanding stock options and warrants;
        and

     o  proceeds from revenue contracts and patent enforcement activities.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. As of November 30, 2004, we also have remaining $400,000 under an accounts receivable factoring agreement with our bank.

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

4.   SECURED NOTE PAYABLE

In January 2004, a note held by an affiliate for $200,353 plus accrued interest of $8,033 was partially used to exercise a warrant with the balance of $100,000 converted into four one year $25,000 notes due September 1, 2005 issued to four heirs of the estate over which the affiliate is a trustee. The interest rate on the four notes is 6% and the notes are secured by the assets of the company.

5.   CONVERTIBLE DEBENTURES

Overview. From April 23, 2002 through November 18, 2004, we sold an aggregate of $5,365,667 of convertible debentures, ranging from 8% to 12%, to a group of twenty-four investors. The convertible debentures entitle the debenture holder to convert the principal and unpaid accrued interest into our common stock for two years from the date of closing.

Number of Shares Debentures May Be Converted Into. The debentures can be converted into a number of our common shares at conversion prices that initially equaled $0.0167 to $0.10289 per share.

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warrants. Concurrent with the issuance of the convertible debentures, we issued to the debenture holders warrants to purchase shares of our common stock. These warrants are exercisable for five to seven years from the date of issuance at either initial negotiated exercise prices or prices equal to 115% of the volume weighted average price for our common stock for the ten days previous to the debenture date. The warrant exercise price is generally subject to being reset on each six month anniversary of its issuance, however, if the warrant holder elects to have the warrant shares registered, then the exercise price is fixed at the price in effect on the date of the election.

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

Registration Rights. Except for one debenture issued on March 23, 2004, we are responsible for registering the resale of the shares of our common stock which will be issued on the conversion of the debentures. As of November 30, 2004, there have been five registration statements (designated A through E). Debentures issued from September 28, 2004 through November 18, 2004 (designated
G) have registration rights but have not been registered as of November 30, 2004.

Security Interest.  The convertible debentures are secured by our assets.

The following tables present the status, as of November 30, 2004, of our convertible debentures:

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                         Principal       Conversion Prices          Effective       Shares         Warrant
              Dates of     Aggregate      Balance      ---------------------      Registration    Converted at      Shares
   Series     Issuance     Principal    at 11/30/04    Initial     Reset              Date          11/30/04        Issued
   ------     --------     ---------    -----------    -------     -----              ----          --------        ------
     A       4/23/2002-    $ 1,000,000           $ -   $0.08616-   $0.04190-        10/29/2002     24,099,548      12,859,175
              6/10/2002                                $0.10289    $0.04457

     B       8/23/2002-      $ 605,000           $ -   $0.05126-   $0.03007-          3/7/2003     14,777,350      11,234,835
              1/24/2003                                $0.0727     $0.04722

     C       3/24/2003-      $ 510,000      $ 10,000   $0.041-     $0.03968-         6/26/2003     10,179,007       9,377,943
              6/9/2003                                 $0.065      $0.06346

     D        8/1/2003-      $ 547,500      $ 30,000   $0.0172-    $0.0172-         11/18/2003     24,353,803      22,455,355
             10/21/2003                                $0.048      $0.0477

     E       12/1/2003-    $ 1,527,500     $ 682,000   $0.0267-    $0.0267-           6/7/2004     26,880,016      30,395,392
              5/11/2004                                $0.10       $0.04105

     F        3/23/2004      $ 723,167     $ 723,167   $0.09       $0.0399       Not  Registered           --       8,035,192

     G       9/28/2004-      $ 452,500     $ 452,500   $0.0167-    $0.0167-      Not  Registered           --      20,481,137
                         ----------------------------                                        -------------------------------
             11/18/2004                                $0.04       $0.04

Totals                     $ 5,365,667    $1,897,667                                            100,289,724     114,839,029

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Convertible debentures issued since April 23, 2002          $        5,365,667
Less amounts converted to common stock                              (3,468,000)
                                                               ----------------
                                                                       1,897,667
Less debt discount                                                  (1,375,000)
                                                               ----------------
Convertible debentures at November 30, 2004                            522,667
Less current portion                                                    37,907
                                                            -------------------
Long term portion                                           $          484,760
                                                            ===================
Maturity dates of outstanding convertible debentures
  April 15, 2005                                            $           10,000
  September 30, 2005                                                    30,000
  December 1, 2005                                                      25,000
  February 2, 2006                                                      77,000
  March 23, 2006                                                       723,167
  March 24, 2006                                                       200,000
  April 26, 2006                                                       100,000
  May 11, 2006                                                         280,000
  September 28, 2006                                                    50,000
  November 16, 2006                                                    145,000
  November 17, 2006                                                    157,500
  November 18, 2006                                                    100,000
                                                            -------------------
                                                              $        1,897,667
                                                            ===================

6.   STOCKHOLDERS' DEFICIT

The following table summarizes equity transactions during the six months ended November 30, 2004:

                                              Common
                                              Shares               Dollars
                                         ----------------     ----------------

Balance June 1, 2004                         171,156,363      $    49,992,197

Sale of common stock                             125,000                3,250
Exercise of common stock warrants              8,083,689              164,432
Stock issued on conversion of
  debentures and accrued interest             31,255,803            1,062,104
Stock issued for services                        296,000               14,800
Non-cash compensation                                  -               22,175
Non-cash interest and debt discount
  related to warrants and debentures                   -              492,418
                                         ----------------     ----------------

Balance November 30, 2004                    210,916,855      $    51,751,376
                                         ================     ================

STOCK OPTIONS

At November 30, 2004, we had 50,000 options outstanding pursuant to our 1992 NSO Stock Option Plan

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

exercisable at $1.325 per share expiring in 2005; 1,948,000 options outstanding pursuant to our 1996 Stock Option Plan exercisable at a range of $0.0425 to $1.325 per share expiring beginning in 2005 through 2008; 2,230,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.0425 to $0.1275 per share expiring beginning in 2005 through 2008; and 2,205,000 options outstanding pursuant to our 2003 Stock Option Plan exercisable at a range of $0.0345 to $0.11 per share expiring in 2005 through 2009.

Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

Warrants

At November 30, 2004, we had warrants outstanding exercisable into 133,788,312 common shares at exercise prices ranging from $0.0167 to $0.65 per share expiring beginning in 2006 through 2011. During the six months ended November 30, 2004, we issued warrants to purchase 21,282,581 shares of common stock which are subject to repricings at the six month anniversary of the issuance of the warrant; had investors exercise warrants to purchase 8,083,689 shares of our common stock; and cancelled warrants to purchase 760,000 shares of our common stock. For warrants issued in conjunction with the 8% convertible debentures, at each anniversary date the warrants will be repriced to the lesser of the initial exercise price or the volume weighted average price for our common stock for the ten days previous to the reset date. For warrants issued in conjunction with the equity lines of credit and snap shot warrants, at each anniversary date the warrants will be repriced to the lesser of the initial exercise price or 110% of the lowest closing bid price of our common stock for the five trading days ending on such six month anniversary date. During the six months ended November 30, 2004, warrants to purchase 41,188,105 shares of common stock with initial or reset exercise prices ranging from $0.0408 to $0.0938 have been repriced to exercise prices ranging from $0.0319 to $0.0451.

During the six months ended November 30, 2004, we issued to Swartz snap shot warrants exercisable for five years into 801,444 common shares at an exercise price of $0.0672. The snap shot warrant was issued under an agreement with Swartz whereby we will issue to Swartz warrants to purchase common shares equal to 30% of any common stock or warrants we issue to parties other than Swartz or their affiliates after April 1, 2003.

During the six months ended November 30, 2004, six warrant holders agreed to lock up agreements which allowed us to unreserve warrants exercisable into 18,606,452 shares of our common stock until the earlier of an increase in the authorized number of common shares or April 30, 2005. In exchange for this agreement, we agreed to extend their warrants by two years.

Common Stock

During the six months ended November 30, 2004, 296,000 shares of common stock were issued to a vendor in satisfaction of $14,800 of trade accounts payable and 125,000 shares of one-year restricted common stock were sold to one individual investor at a price of $0.026 per share for a total of $3,250.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS." SEE ALSO OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MAY 31, 2004.

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

      Management's plans to eliminate the going concern situation include, but are not limited to, the following:

      o Obtain additional equity or debt financing from investors including the exercise of outstanding warrants.

      o Obtain revenue producing contracts by successfully negotiating licensing, development and product opportunities within the microprocessor market place.

      o Aggressively pursue patent infringement opportunities by litigating with companies alleged to be infringing on our issued patents.

      o If funds are not satisfactorily available to continue operations at our current level, put in place cost reduction programs. Such reduction programs could include a scale back in the support of the microprocessor technology with total emphasis being placed on patent infringement activity. If, in the future, there is patent infringement success, additional funds would be available for the microprocessor technology.

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

8.       Income Taxes

         Deferred income taxes are provided for by recognizing temporary differences in certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $378,000 for the six months ended November 30, 2004, from $14,732,000 at May 31, 2004 to $15,110,000 at November 30, 2004.

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

RESULTS OF OPERATIONS

Three months ended November 30, 2004 compared to three months ended November 30, 2003.

SELECTED FINANCIAL INFORMATION

                                                          Three Months Ended
                                                                                           Increase
                                                     11/30/2004         11/30/2003        (Decrease)         %
Statements of Operations
  Revenue                                        $     18,748         $   51,960         $  (33,212)        -63.9%
  Cost of revenue                                           -              4,259             (4,259)       -100.0%
    % of revenue                                           0%                 8%                -8%        -100.0%
  Gross profit                                         18,748             47,701            (28,953)        -60.7%
    % of revenue                                         100%                92%                 8%           8.9%
  Operating expenses
    Research and development                           54,037            112,391            (58,354)        -51.9%
    General and administrative                        392,552            321,132             71,420          22.2%
 Total operating expenses                             446,589            433,523             13,066           3.0%
 Gain (loss) on marketable securities                   2,444            (23,234)            25,678          NM
 Interest expense                                    (648,223)          (539,234)           108,989          20.2%
 Gain on sale of technology                                 -             75,500             75,500          NM
 Other income                                             479                  -                479          NM
 Net loss                                          (1,073,141)          (872,790)           200,351          23.0%
 Net loss per share basic and diluted            $      (0.01)        $    (0.01)        $        -           0.0%

Revenues

         Our revenue decrease of $33,212, or 63.9%, was due to a continuing lack of significant revenue producing contracts. Our microprocessor product line has failed to generate any significant contracts. We continue to receive minor follow-on orders for the communication products that have reached the end of their life cycle. We no longer market these products but do fill follow-on orders when economically feasible. We anticipate that future revenue will be derived from successful microprocessor technology efforts in the form of licensing and royalties and the successful collection of patent infringement proceeds from litigation and settlement.

Cost of Revenue

         Our cost of revenue decrease of $4,259, or 100%, was commensurate with the reduction in revenue. We fully reserved our inventory in fiscal 2002 and, therefore, minor amounts of existing inventory can be resold at a zero cost basis. However, in order to fulfill the minor follow-on orders for communication products, we normally must procure a portion of additional components and assemblies. We anticipate that future cost of revenue will be commensurate with the success of receiving microprocessor licenses and royalties and patent infringement proceeds.

Research and Development

                                                     Three Months Ended
                                                                                 Increase
                                                  11/30/2004     11/30/2003      (Decrease)          %
Research and Development
  Personnel (including consultants)             $      50,620   $     99,477    $    (48,857)        -49.1%
  Facilities                                            3,407         12,914          (9,507)        -73.6%
  Other research and development expenses                  10              -              10         NM
                                                --------------  -------------   -------------
                                                $      54,037   $    112,391    $    (58,354)        -51.9%

         The $58,354, or 51.9%, reduction in research and development was attributed to a reduction in personnel. In addition, there has been no significant increase in depreciable equipment related to research and development for the past three years resulting in a lower depreciation amount charged to facilities expense. When and if funds become available, we anticipate an increase in research and development to upgrade the tools which are used by our potential customers to implement the microprocessor technology and to expand our offerings on which our microprocessor can run to include additional operating systems.

General and Administrative

                                                         Three Months Ended
                                                                                        Increase
                                                    11/30/2004        11/30/2003       (Decrease)          %
General and Administrative
  Personnel (including consultants)             $       134,733   $       121,094    $      13,639          11.3%
  Professional fees                                     122,793            44,917           77,876         173.4%
  Facilities                                             65,662            61,759            3,903           6.3%
  Other general and administrative expenses              69,364            93,362          (23,998)        -25.7%
                                                ----------------  ----------------     ------------
                                                $       392,552   $       321,132    $      71,420          22.2%

         The $71,420, or 22.2%, increase in general and administrative expenses was attributed to an increase in personnel costs as a result of expensing stock options to consultants. Professional fees increased $77,876 primarily as a result of patent infringement costs increasing ($84,000) offset by a decrease in costs associated with registration statements and auditing of our financial statements ($6,000). Other general and administrative expenses decreased as a result of licenses and dues increasing ($17,000) offset by a reduction in shareholder related expenses ($46,000) as a result of not holding an annual meeting during FY2005. We anticipate general and administrative expenses to remain stable at the current levels until such time as contract revenue and patent litigation proceeds are recognized at which time additional personnel and other fees would be expected to increase.

Other income (expense)

                                                          Three Months Ended

                                                     11/30/2004         11/30/2003           Change            %
Other income (expense)
  Gain (loss) on marketable securities          $           2,444   $        (23,234)           25,678        -110.5%
  Other income                                                479                  -               479          NM
  Gain on sale of technology                                    -             75,500           (75,500)         NM
  Interest expense, paid in cash or accrued               (41,070)           (38,718)           (2,352)          6.1%
  Non-cash interest expense                              (607,153)          (500,516)         (106,637)         21.3%
                                                ------------------  -----------------      ------------
                                                $        (645,300)  $       (486,968)   $     (158,332)         32.5%

         The increase in other expenses, net of other income, of $158,332, or 32.5%, was primarily attributable to the final payment related to the sale of our gas plasma antenna technology received during fiscal year 2004 ($75,000) and by the non-cash interest expense recognized on the amortization and cancellation of debt discounts related to our convertible debentures and the recognition of expense on the issuance of warrants related to our financings ($107,000) partially offset by the reduction of a loss on marketable securities which were received as partial consideration for the sale of our gas plasma antenna technology ($26,000). We anticipate that the non-cash interest expense will remain stable over the balance of fiscal 2005 due to a large debt discount remaining on our books as of November 30, 2004 ($1,375,000) which will be recognized as expense via amortization over 24 months if the underlying debentures are not converted or written off in their entirety on the conversion of the underlying debentures.

Six months ended November 30, 2004 compared to six months ended November 30, 2003.

Selected Financial Information

                                                           Six Months Ended
                                                                                             Increase
                                                     11/30/2004         11/30/2003          (Decrease)         %
Statements of Operations
  Revenue                                       $          21,298   $         63,200    $       (41,902)        -66.3%
  Cost of revenue                                               -             10,472            (10,472)       -100.0%
    % of revenue                                               0%                17%               -17%        -100.0%
  Gross profit                                             21,298             52,728            (31,430)        -59.6%
    % of revenue                                             100%                83%                17%          19.9%
  Operating expenses
    Research and development                              182,341            261,513            (79,172)        -30.3%
    General and administrative                            772,954            672,602            100,352          14.9%
 Total operating expenses                                 955,295            934,115             21,180           2.3%
 Gain (loss) on marketable securities                     (12,219)           (23,234)            11,015         -47.4%
 Interest expense                                      (1,281,128)        (1,196,216)            84,912           7.1%
 Gain on sale of technology                                     -             75,500             75,500        NM
 Other income                                              47,752                  -             47,752        NM
 Net loss                                              (2,179,592)        (2,025,337)           154,255           7.6%
 Net loss per share basic and diluted           $           (0.01)  $          (0.02)   $         (0.01)        -50.0%

Revenues

         Our revenue decrease of $41,902, or 66.3%, was due to a continuing lack of significant revenue producing contracts. Our microprocessor product line has failed to generate any significant contracts. We continue to receive minor follow-on orders for the communication products that have reached the end of their life cycle. We no longer market these products but do fill follow-on orders when economically feasible. We anticipate that future revenue will be derived from successful microprocessor technology efforts in the form of licensing and royalties and the successful collection of patent infringement proceeds from litigation and settlement.

Cost of Revenue

         Our cost of revenue decrease of $10,472, or 100%, was commensurate with the reduction in revenue. We fully reserved our inventory in fiscal 2002 and, therefore, minor amounts of existing inventory can be resold at a zero cost basis. However, in order to fulfill the minor follow-on orders for communication products, we normally must procure a portion of additional components and assemblies. We anticipate that future cost of revenue will be commensurate with the success of receiving microprocessor licenses and royalties and patent infringement proceeds.

Research and Development

                                                          Six Months Ended
                                                                                        Increase
                                                    11/30/2004        11/30/2003       (Decrease)          %
Research and Development
  Personnel (including consultants)             $       171,247   $       232,691    $     (61,444)        -26.4%
  Facilities                                              8,060            28,054          (19,994)        -71.3%
  Other research and development expenses                 3,034               768            2,266         295.1%
                                                ----------------  ----------------     ------------
                                                $       182,341   $       261,513    $     (79,172)        -30.3%

         The $79,172, or 30.3%, reduction in research and development was attributed to a reduction in personnel. In addition, there has been no significant increase in depreciable equipment related to research and development for the past three years resulting in a lower depreciation amount charged to facilities expense. When and if funds become available, we anticipate an increase in research and development to upgrade the tools which are used by our potential customers to implement the microprocessor technology and to expand our offerings on which our microprocessor can run to include additional operating systems.

General and Administrative

                                                         Six Months Ended
                                                                                        Increase
                                                    11/30/2004        11/30/2003       (Decrease)          %
General and Administrative
  Personnel (including consultants)             $       239,402   $       259,068    $     (19,666)         -7.6%
  Professional fees                                     247,852           129,754          118,098          91.0%
  Facilities                                            145,754           147,121           (1,367)         -0.9%
  Other general and administrative expenses             139,946           136,659            3,287           2.4%
                                                ----------------  ----------------     ------------
                                                $       772,954   $       672,602    $     100,352          14.9%

         The $100,352, or 14.9%, increase in general and administrative expenses was attributed to a decrease in personnel costs of $20,000 offset by an increase in professional fees of $118,098 primarily as a result of patent infringement costs increasing ($142,000) offset by a decrease in costs associated with registration statements and auditing of our financial statements ($24,000). We anticipate general and administrative expenses to remain stable at the current levels until such time as contract revenue and patent litigation proceeds are recognized at which time additional personnel and other fees would be expected to increase.

Other income (expense)

                                                    Six Months Ended

                                                     11/30/2004         11/30/2003           Change            %
Other income (expense)
  Gain (loss) on marketable securities          $         (12,219)           (23,234)           11,015         -47.4%
  Other income                                             47,752                  -            47,752          NM
  Gain on sale of technology                                    -             75,500           (75,500)         NM
  Interest expense, paid in cash or accrued               (88,564)           (77,632)          (10,932)         14.1%
  Non-cash interest expense                            (1,192,564)        (1,118,584)          (73,980)          6.6%
                                                ------------------    ---------------      ------------
                                                $      (1,245,595)    $   (1,143,950)      $  (101,645)          8.9%

         The increase in other expenses, net of other income, of $101,645, or 8.9%, was primarily attributable to the final payment related to the sale of our gas plasma antenna technology received during fiscal year 2004 ($75,000) and by the non-cash interest expense recognized on the amortization and cancellation of debt discounts related to our convertible debentures and the recognition of expense on the issuance of warrants related to our financings ($74,000) partially offset by the reduction of a loss on marketable securities which were received as partial consideration for the sale of our gas plasma antenna technology ($11,000) and a one-time settlement with a subtenant who abandoned our adjoining space ($47,000). We anticipate that the non-cash interest expense will remain stable over the balance of fiscal 2005 due to a large debt discount remaining on our books as of November 30, 2004 ($1,375,000) which will be recognized as expense via amortization over 24 months if the underlying debentures are not converted or written off in their entirety on the conversion of the underlying debentures.

CAPITAL RESOURCES

Working Capital

                                                                                               Increase
                                                     11/30/2004           5/31/2004           (Decrease)
Current assets                                  $         430,746     $        701,879    $       (271,133)
Current liabilities                                       377,942              548,042            (170,100)
                                                ------------------   ------------------   -----------------
  Working capital                               $          52,804     $        153,837    $       (101,033)
                                                ==================   ==================   =================

Long-term debt                                  $         484,760     $        230,007    $        254,753
                                                ==================   ==================   =================

Stockholders' equity (deficit)                  $        (272,234)    $        148,179    $       (420,413)
                                                ==================   ==================   =================


Statements of Cash Flows Select Information

                                                            Six Months Ended                   Increase
                                                     11/30/2004           11/30/2003          (Decrease)
Net cash provided (used) by:
  Operating activities                          $        (799,601)    $       (859,475)   $         59,874
  Investing activities                          $               -     $        (14,695)   $         14,695
  Financing activities                          $         616,397     $        847,897    $       (231,500)

Balance Sheet Select Information

                                                                                               Increase
                                                     11/30/2004           5/31/2004           (Decrease)

Cash and cash equivalents                       $         172,736    $         355,940    $       (183,204)
                                                ==================   ==================   =================

Prepaid expenses                                $         243,990    $         322,068    $        (78,078)
                                                ==================   ==================   =================

Accounts payable and accrued expesnes           $         233,494    $         294,702    $        (61,208)
                                                ==================   ==================   =================

         The decrease in working capital of $101,033 and stockholders' equity (deficit) of $420,413 was attributable to a reduction in cash flows from financing activities ($231,500) by the company during the six months ended November 30, 2004. This slow down in financing activities was a result of the higher than normal cash and cash equivalents available at the beginning of the year ($355,940).

Liquidity

         We estimate our current cash requirements to sustain our operations for the next twelve months through November 2005 to be $1.8 million. Since we are no longer supporting the communications product line, we are assuming that there will be no communications product revenue. We have issued 8% convertible debentures as our primary source of funding since 2002. At the option of the debenture holders, they may purchase additional debentures up to $1 million at any time during the two years following their purchase as long as the price of our common stock is in excess of $0.20 per share. During the first six months ended November 30, 2004, we obtained $452,500 from the issuance of 8% convertible debentures and $164,432 from the exercise of warrants. Subsequent to November 30, 2004, we obtained $25,000 from the issuance of 8% convertible debentures and $169,032 from the exercise of warrants.

         If exercise of warrants are not in sufficient amounts, then we may not have funds sufficient to meet our cash requirements. In such circumstances, we would need to secure additional debt and/or equity financings with individual or institutional investors. In addition, we would be required to make additional cost reductions if our cash requirements cannot be met from external sources. We expect that the $1.8 million requirement will be provided by:

      o  additional debt and/or equity financings;

      o  proceeds from the exercise of outstanding stock options and warrants;
         and

      o  proceeds from revenue contracts and patent enforcement activities.

         In addition, we have formulated additional cost reduction plans which can be implemented if the required funds are not obtainable. As of November 30, 2004, we also have remaining $400,000 under an accounts receivable factoring agreement with our bank.

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

            In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R ("SFAS123R"), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95. SFAS 123R eliminates the ability to account for share-based compensation transaction using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in statement of operations. SFAS 123R allows the use of a modified version of prospective application which requires that the fair value of new awards granted after the effective date of SFAS 123R, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The provisions of SFAS 123R will be effective for interim or annual reporting periods beginning after December 15, 2005 for the companies that file as small business issuers. The Company is currently evaluating the impact the implementation guidance and revisions included in SFAS 123R will have on its consolidated financial statements.

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

OUR SHAREHOLDERS WILL NEED TO INCREASE THE AUTHORIZED NUMBER OF SHARES

         We currently have 400,000,000 shares of common stock authorized for issuance. The number of common shares currently outstanding plus the number of common shares reserved for issuance on the conversion of debenture principal and accrued interest, and exercise of warrants and options as of January 14, 2005 is as follows:

Common stock currently outstanding                   232,890,435
Reserved for issuance
       Stock option plans                              8,181,688
       Warrants                                      111,883,790
       Convertible debentures                         46,585,278
                                                ----------------
Common stock fully diluted                           399,541,191
                                                ----------------

In addition, in November 2004 we negotiated with seven investors a lock up of warrants exercisable for up to 18,606,452 shares of our common stock. These shares are not included in the common stock fully diluted amount of 399,541,191 common shares reflected above. In order to obtain additional equity financing, provide for reservation of the locked up warrants and to accomplish other corporate objectives, we will need to obtain the approval of shareholders owning a majority of our common stock to increase the number of authorized shares. We anticipate to hold an annual shareholders' meeting during the second quarter of this calendar year at which time we will propose an increase in authorized shares. There can be no assurance that the shareholders will approve the proposal. Should the shareholders not approve the proposal and we were unable to fund our operations from external sources, we would need to cease doing business and/or liquidate or sell our assets.

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

Item 2.  Changes in Securities

(a) During the three months ended November 30, 2004, we offered and/or sold the following common stock and warrants, either for cash or in consideration of services rendered as indicated below, without registration under the Securities Act of 1933, as amended, and exemption for such sales from registration under the Act is claimed in reliance upon the exemption provided by Section 4(2) thereof on the basis that such offers and sales were transactions not involving any public offering. Appropriate precautions against transfer have been taken, including the placing of a restrictive legend on all certificates evidencing such securities. All such sales were effected without the aid of underwriters, and no sales commissions were paid.

COMMON STOCK

                                                           Aggregate        Purchase Price Per
Name              Date of Sale       Number of Shares    Purchase Price           Share
------------    ----------------     ----------------    --------------     ------------------
Red Oak Inc.    October 20, 2004          125,000            $3,250            $0.026  Cash

WARRANT

                                                                        Initial Exercise          Expiration
    Warrant Holder              Date of Issuance     Number of Shares   Price Per Share              Date
-----------------------        ------------------    ----------------   ----------------      ------------------
Wayne Opperman                 September 28, 2004        1,250,000          $0.0400           September 28, 2009
Wayne Opperman                  November 16, 2004        1,600,000          $0.0250            November 16, 2011
James & Josephine Zolin         November 16, 2004        1,600,000          $0.0250            November 16, 2011
Victor Gabourel                 November 16, 2004        1,600,000          $0.0250            November 16, 2011
Richard Daniels                 November 16, 2004        1,000,000          $0.0250            November 16, 2011
Lincoln Ventures LLC            November 17, 2004        9,431,137          $0.0167                April 1, 2011
Lincoln Ventures LLC            November 18, 2004        4,000,000          $0.0250                April 1, 2011

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits -

      31.1     Section 302 Certification of Chief Executive Officer

      31.2     Section 302 Certification of Chief Financial Officer

      32.1     Section 906 Certification of Chief Executive Officer

      32.2     Section 906 Certification of Chief Financial Officer


(b)   Reports on Form 8-K

      A report on Form 8-K was filed on December 22, 2004, related to the resignation of a director and chairman of the board.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         PATRIOT SCIENTIFIC CORPORATION


Date: January 14, 2005                     By:  /s/ LOWELL W. GIFFHORN
                                                -----------------------
                                                Executive Vice President and
                                                Chief Financial Officer

                                                (Principal Financial and
                                                Accounting Officer and duly
                                                authorized to sign on behalf
                                                of the Registrant)