Form 10QSB
period 2005-02-28
PATRIOT SCIENTIFIC CORP
filed 2005-04-19
CIK 836564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended February 28, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                         275,776,098
-------------------------------                         -----------
           (Class)                            (Outstanding at April 12, 2005)

Transitional Small Business Disclosure Format (Check one):  Yes |_| No |X|

                         PATRIOT SCIENTIFIC CORPORATION
                                      INDEX


                                                                          Page
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

           Consolidated Balance Sheets as of February 28, 2005 (unaudited)
              and May 31, 2004                                             3

           Consolidated Statements of Operations for the three and nine months ended February 28, 2005 and February 29, 2004
             (unaudited)                                                   4

           Consolidated Statements of Cash Flows for the nine months
             ended February 28, 2005 and February 29, 2004 (unaudited)     5

           Notes to Unaudited Consolidated Financial Statements            6-12

  Item 2. Management's Discussion and Analysis or Plan of Operation        13-25

  Item 3. Controls and Procedures                                          25

PART II. OTHER INFORMATION                                                 25

  Item 1. Legal Proceedings                                                25
  Item 2. Changes in Securities                                            26
  Item 3. Defaults upon Senior Securities                                  *
  Item 4. Submission of Matters to a Vote of Security Holders              *
  Item 5. Other Information                                                *
  Item 6. Exhibits and Reports on Form 8-K                                 26


SIGNATURES                                                                 27


      *     No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

                         PATRIOT SCIENTIFIC CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                             February 28,     May 31,
                                                                                2005            2004
                                                                            ------------    ------------
                                                                             (Unaudited)
                             ASSETS (Notes 4 and 5)
Current assets:
       Cash and cash equivalents                                            $    854,328    $    355,940
       Short term investments                                                    208,231          22,646
       Accounts receivable                                                           423           1,225
       Licenses receivable (Note 3)                                            2,750,000              --
       Prepaid expenses                                                          119,684         322,068
                                                                            ------------    ------------

Total current assets                                                           3,932,666         701,879

Property and equipment, net                                                       33,691          68,389
Other assets                                                                      23,891          41,221
Patents and trademarks, net of accumulated amortization of $537,481
   and $501,235                                                                   78,493         114,739
                                                                            ------------    ------------
                                                                            $  4,068,741    $    926,228
                                                                            ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current portion of convertible debentures, net of debt discount of
         none and $27,180 (Note 5)                                          $         --    $    145,320
       Secured notes payable to shareholders (Note 4)                                 --         100,000
       Accounts payable                                                           93,175         134,600
       Accrued liabilities                                                       117,607         160,102
       Contingency fee payable (Note 3)                                          553,600              --
       Deferred maintenance (Note 3)                                             100,000              --
       Current portion of capital lease obligation                                 4,483           8,020
                                                                            ------------    ------------

Total current liabilities                                                        868,865         548,042

Convertible debentures, net of debt discount of $606,296
   and $2,047,966 (Note 5)                                                       374,371         227,701
Long term portion of capital lease obligation                                         --           2,306

Stockholders' equity (Notes 5 and 6)
       Preferred stock, $.00001 par value; 5,000,000 shares
         authorized none outstanding                                                  --              --
       Common stock, $.00001 par value; 400,000,000 shares
         authorized; issued and outstanding 264,940,264 and 171,156,363            2,650           1,712
       Additional paid-in capital                                             54,187,598      49,990,485
       Accumulated deficit                                                   (51,364,743)    (49,844,018)
                                                                            ------------    ------------
Total stockholders' equity                                                     2,825,505         148,179
                                                                            ------------    ------------
                                                                            $  4,068,741    $    926,228
                                                                            ============    ============

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Three Months Ended                Nine Months Ended
                                  ------------------------------    ------------------------------
                                    February 28,    February 29,     February 28,     February 29,
                                       2005            2004             2005              2004
                                  -------------    -------------    -------------    -------------
Net sales                         $   2,951,850    $       3,384    $   2,973,148    $      66,584

Cost of sales                                --               --               --           10,472
                                  -------------    -------------    -------------    -------------

Gross profit                          2,951,850            3,384        2,973,148           56,112

Operating expenses:
     Research and development            53,955          154,770          236,296          416,283
     Selling, general and
       administrative                 1,085,575          265,325        1,858,528          937,927
                                  -------------    -------------    -------------    -------------
                                      1,139,530          420,095        2,094,824        1,354,210
                                  -------------    -------------    -------------    -------------
Operating income (loss)               1,812,320         (416,711)         878,324       (1,298,098)
                                  -------------    -------------    -------------    -------------
Other income (expenses):
     Unrealized gain (loss) on
        marketable securities            (2,281)         (27,357)         (14,025)         (50,591)
     Gain on sale of technology              --               --               --           75,500
     Other income                         9,800               --           57,077               --
     Interest expense                (1,160,972)        (531,826)      (2,442,101)      (1,728,042)
                                  -------------    -------------    -------------    -------------
                                     (1,153,453)        (559,183)      (2,399,049)      (1,703,133)
                                  -------------    -------------    -------------    -------------
Net income (loss)                 $     658,867    $    (975,894)   $  (1,520,725)   $  (3,001,231)
                                  =============    =============    =============    =============

Basic and diluted loss
     per common share             $        0.00    $       (0.01)   $       (0.01)   $       (0.02)
                                  =============    =============    =============    =============

Weighted average number of
  common shares outstanding
  during the period (Note 1)        232,871,373      147,831,481      204,784,881      130,404,446
                                  =============    =============    =============    =============

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                       Nine Months Ended
                                                                             ------------------------------------
                                                                             February 28, 2005  February 29, 2004
                                                                             -----------------  -----------------
Decrease in Cash and Cash Equivalents
Operating activities:
       Net loss                                                                $   (1,520,725)   $   (3,001,231)
       Adjustments to reconcile net loss
          to cash used in operating activities:
          Amortization and depreciation                                                70,944           101,588
          Non-cash compensation                                                        59,674                --
          Non-cash interest expense related to convertible
              debentures, notes payable and warrants                                2,322,975         1,622,266
       Gain on sale of technology                                                          --           (75,500)
       Unrealized loss on marketable securities                                        14,415            50,591
       Common stock issued for services                                                58,800            45,050
           Changes in:
               Short term investments                                                (200,000)               --
               Accounts receivable                                                        802           (20,679)
               Licenses receivable                                                 (2,750,000)               --
               Prepaid expenses and other assets                                      219,714            11,243
               Accounts payable and accrued liabilities                               577,968           (98,267)
               Deferred maintenance                                                   100,000                --
                                                                               --------------------------------
Net cash used in operating activities                                              (1,045,433)       (1,364,939)
                                                                               --------------------------------

Investing activities:
       Proceeds from sale of technolgy                                                     --             7,500
       Purchase of property, equipment and patents                                         --           (22,195)
                                                                               --------------------------------
       Net cash used for investing activities                                              --           (14,695)
                                                                               --------------------------------

Financing activities:
       Proceeds from the issuance of short term notes payable                              --            10,000
       Proceeds from the issuance of convertible debentures                           490,000         1,460,000
       Proceeds from the issuance of common stock                                     453,250            50,440
       Principal payments on secured notes payable                                   (100,000)               --
       Principal payments for capital lease obligations                                (5,843)           (4,667)
       Proceeds from sales of accounts receivable                                          --            21,280
       Proceeds from exercise of common stock warrants and options                    706,414            50,100
                                                                               --------------------------------
Net cash provided by financing activities                                           1,543,821         1,587,153
                                                                               --------------------------------

Net increase (decrease) in cash and cash equivalents                                  498,388           207,519

Cash and cash equivalents, beginning of period                                        355,940            32,663
                                                                               --------------------------------

Cash and cash equivalents, end of period                                       $      854,328    $      240,182
                                                                               ================================

Supplemental Disclosure of Cash Flow Information:
       Cash payments for interest                                              $       12,994    $       16,568
       Convertible debentures, notes payable and accrued
         interest exchanged for common stock                                   $    2,065,788    $    1,729,706
       Debt discount                                                           $      490,000    $    1,247,500
                                                                               ================================

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

Loss Per Share

We follow Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, basic loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding. Diluted loss per share is calculated as net loss divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. Common stock options and warrants of 128,231,757 and 110,421,606 for the nine months ended February 28, 2005 and February 29, 2004, respectively, were not included in diluted loss per share for the periods as the effect was antidilutive due to our recording losses in each of those periods. See Notes 5 and 6 for discussion of commitments to issue additional shares of common stock and warrants.

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

Under the accounting provisions for SFAS No. 123, the Company's net loss per share would have been increased by the pro forma amounts indicated below:

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

                                                    Three Months Ended                         Nine Months Ended
                                          ---------------------------------------    --------------------------------------
                                              February 28,          February 29,        February 28,        February 29,
                                                  2005                2004                  2005                2004
---------------------------------------------------------------------------------    --------------------------------------
Net income (loss) as reported             $         658,867    $        (975,894)    $      (1,520,725)  $      (3,001,231)
Compensation expense                               (102,100)              (2,000)             (109,020)           (152,074)
                                          -----------------    -----------------     -----------------   -----------------
Net income (loss) pro forma               $         556,767    $        (977,894)    $      (1,629,745)  $      (3,153,305)
                                          =================    =================     =================   =================
As reported per share
     Basic and diluted income (loss)      $            0.00    $           (0.01)    $           (0.01)  $           (0.02)
                                          =================    =================     =================   =================
Pro forma per share
     Basic and diluted income (loss)      $            0.00    $           (0.01)    $           (0.01)  $           (0.02)
                                          =================    =================     =================   =================

Sale of Accounts Receivable

We follow SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A $400,000 factoring line we established with a bank enables us to sell selected accounts receivable invoices to the bank with full recourse against us. These transactions qualify for a sale of assets since (1) we have transferred all of our rights, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) we have no effective control over the selected accounts receivable invoices since we are not entitled to or obligated to repurchase or redeem the invoices before their maturity and we do not have the ability to unilaterally cause the bank to return the invoices. Under SFAS No.140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Pursuant to the provisions of SFAS No. 140, whenever we sell accounts receivable invoices to the bank, we reflect the transactions as sales of assets and establish a receivable from the bank for the retained amount less the costs of the transactions and less any anticipated future loss in the value of the retained asset. The retained amount equals 20% of the total accounts receivable invoices sold to the bank less 1% of the total invoices as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer. At February 28, 2005, there were no accounts receivable invoices outstanding under the factoring line and $400,000 was available for future factoring of accounts receivable invoices.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R ("SFAS123R"), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95. SFAS 123R eliminates the ability to account for share-based compensation transaction using APB 25 and will require that such transactions be accounted for using a fair-value-based method and recognized as expenses in the statement of operations. SFAS 123R allows the use of a modified version of prospective application, which requires that the fair value of new awards granted after the effective date of SFAS 123R, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The provisions of SFAS 123R will be effective for interim or annual reporting periods beginning after December 15, 2005 for the companies that file as small business issuers. The Company is currently evaluating the impact the implementation guidance and revisions included in SFAS 123R will have on its consolidated financial statements.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

3.    LICENSES RECEIVABLE

In February 2005, we entered into two separate licensing agreements with one customer for the Ignite microprocessor technology and the patent portfolio technology. The accumulated amount of the two licenses was $3,050,000 of which $2,950,000 was for licensing fees and $100,000 was for deferred maintenance that is expected to be provided over a period not to exceed four years. The payment terms of the agreements were accumulated payments of $300,000 at the time of execution, three quarterly payments of $750,000 each on April 1, August 15 and November 15, 2005 and one final payment of $500,000 on February 15, 2006. As a result of the patent portfolio license, a contingency fee of $553,600 was incurred that will be payable proportionately ten days after receipt of funds from the customer. The maintenance revenue will be deferred and recognized as revenue ratably over a four year term. The Ignite license agreement contained a royalty provision, under which we could earn royalty income based on our customer's sales. No royalties were earned during the quarter.

4.    SECURED NOTE PAYABLE

In January 2004, a note held by an affiliate for $200,353 plus accrued interest of $8,033 was partially used to exercise a warrant with the balance of $100,000 converted into four one year $25,000 notes due September 1, 2005 issued to four heirs of the estate over which the affiliate is a trustee. In February 2005, the four notes plus accrued interest were paid in full. The interest rate on the four notes was 6% and the notes were secured by the assets of the company.

5.    CONVERTIBLE DEBENTURES

Overview. From April 23, 2002 through January 17, 2005, we sold an aggregate of $5,403,167 of convertible debentures, ranging from 8% to 12%, to a group of twenty-four investors. The convertible debentures entitle the debenture holder to convert the principal and unpaid accrued interest into our common stock for two years from the date of closing.

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

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

Restrictive Covenants. For a period of 18 months from the date of the debentures, we are prohibited from engaging in certain transactions without obtaining the debenture holders' prior written approval. These types of transactions include the issuance of any debt or equity securities in a private transaction which are convertible or exercisable into shares of common stock at a price based on the trading price of the common stock at any time after the initial issuance of such securities; the issuance of any debt or equity securities with a fixed conversion or exercise price subject to adjustment; and any private equity line type agreements. Also, so long as the debentures or warrants are outstanding, we may not, for less than $250 million, sell, convey, dispose of, spin off or assign any or all of our intellectual property without the prior written consent of the debenture or warrant holder.

Right of First Refusal. The debenture holders have a right of first refusal to purchase or participate in any equity securities offered by us in any private transaction which closes on or prior to the date that is two years after the issue date of each debenture.

Registration Rights. Except for one debenture issued on March 23, 2004 (designated F), we are responsible for registering the resale of the shares of our common stock which will be issued on the conversion of the debentures. As of February 28, 2005, there have been six registration statements (designated A through E and G).

Security Interest.  The convertible debentures are secured by our assets.

The following tables present the status, as of February 28, 2005, of our convertible debentures:

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

                                          Principal         Conversion Prices          Effective         Shares          Warrant
              Dates of      Aggregate      Balance          -----------------        Registration     Converted at       Shares
   Series     Issuance      Principal     at 2/28/05        Initial      Reset            Date          2/28/05          Issued
   ------     --------      ---------     ----------        -------      -----       ------------     ------------       ------
     A       4/23/2002-    $ 1,000,000     $      --       $0.08616-   $0.04190-        10/29/2002     24,099,548      12,859,175
             6/10/2002                                     $0.10289    $0.04457

     B       8/23/2002-    $   605,000     $      --       $0.05126-   $0.03007-          3/7/2003     14,777,350      11,234,835
             1/24/2003                                     $0.0727     $0.04722

     C       3/24/2003-    $   510,000     $      --       $0.041-     $0.03968-         6/26/2003     10,470,554       9,377,943
             6/9/2003                                      $0.065      $0.06346

     D       8/1/2003-     $   547,500     $      --       $0.0172-    $0.0172-         11/18/2003     25,178,803      22,455,355
             10/21/2003                                    $0.048      $0.0477

     E       12/1/2003-    $ 1,527,500     $      --       $0.0267-    $0.0267-           6/7/2004     46,794,618      30,395,392
             5/11/2004                                     $0.10       $0.04105

     F       3/23/2004     $   723,167     $ 723,167       $0.09       $0.0399     Not  Registered             --       8,035,192

     G       9/28/2004-    $   490,000     $ 257,500       $0.0167-    $0.0167-          2/16/2005      8,433,273      21,690,815
             1/17/2005   ---------------------------       $0.04       $0.04                         ----------------------------

Totals                     $ 5,403,167     $ 980,667                                                  129,754,146     116,048,707

Convertible debentures issued since April 23, 2002     $ 5,403,167
Less amounts converted to common stock                  (4,422,500)
                                                       -----------
                                                           980,667
Less debt discount                                        (606,296)
                                                       -----------
Convertible debentures at February 28, 2005                374,371
Less current portion                                            --
                                                       -----------
Long term portion                                      $   374,371
                                                       ===========
Maturity dates of outstanding convertible debentures
  March 23, 2006                                       $   723,167
  November 17, 2006                                        157,500
  November 18, 2006                                        100,000
                                                       -----------
                                                       $   980,667
                                                       ===========

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

6.    STOCKHOLDERS' DEFICIT

The following table summarizes equity transactions during the nine months ended February 28, 2005:

                                         Common
                                          Shares         Dollars
                                       ------------   ------------

Balance June 1, 2004                    171,156,363   $ 49,992,197

Sale of common stock                      4,625,000        453,250
Exercise of common stock warrants
   and options                           27,642,677        706,414
Stock issued on conversion of
  debentures and accrued interest        60,720,224      2,065,787
Stock issued for services                   796,000         58,800
Non-cash compensation                            --         59,674
Non-cash interest and debt discount
  related to warrants and debentures             --        854,126
                                       ------------   ------------

Balance February 28, 2005               264,940,264   $ 54,190,248
                                       ============   ============

Stock Options

At February 28, 2005, we had 50,000 options outstanding pursuant to our 1992 NSO Stock Option Plan exercisable at $1.325 per share expiring in 2005; 2,193,000 options outstanding pursuant to our 1996 Stock Option Plan exercisable at a range of $0.0425 to $1.325 per share expiring beginning in 2005 through 2010; 2,980,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.0425 to $0.1275 per share expiring beginning in 2005 through 2010; and 2,775,000 options outstanding pursuant to our 2003 Stock Option Plan exercisable at a range of $0.038 to $0.11 per share expiring in 2005 through 2010.

Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

Warrants

At February 28, 2005, we had warrants outstanding exercisable into 120,233,757 common shares at exercise prices ranging from $0.0167 to $0.65 per share expiring beginning in 2006 through 2012. During the nine months ended February 28, 2005, we issued warrants to purchase 27,167,014 shares of common stock which are subject to repricings at the six month anniversary of the issuance of the warrant; had investors exercise warrants to purchase 27,522,677 shares of our common stock; and cancelled warrants to purchase 760,000 shares of our common stock. For warrants issued in conjunction with the 8% convertible debentures, at each anniversary date the warrants will be repriced to the lesser of the initial exercise price or the volume weighted average price for our common stock for the ten days previous to the reset date. For warrants issued in conjunction with the equity lines of credit and snap shot warrants, at each anniversary date the warrants will be repriced to the lesser of the initial exercise price or 110% of the lowest closing bid price of our common stock for the five trading days ending on such six month anniversary date. During the nine months ended February 28, 2005, warrants to purchase 41,188,105 shares of common stock with initial or reset exercise prices ranging from $0.0408 to $0.0938 have been repriced to exercise prices ranging from $0.0319 to $0.0451.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

During the nine months ended February 28, 2005, we issued to Swartz snap shot warrants exercisable for five years into 5,476,199 common shares at exercise prices ranging from $0.0672 to $0.07610. The snap shot warrants are issued under an agreement with Swartz whereby we will issue to Swartz warrants to purchase common shares equal to 30% of any common stock or warrants we issue to parties other than Swartz or their affiliates during the period of April 1, 2003 through March 19, 2008.

During the nine months ended February 28, 2005, seven warrant holders agreed to lock up agreements which allowed us to unreserve warrants exercisable into 27,165,413 shares of our common stock until the earlier of an increase in the authorized number of common shares or April 30, 2005. In exchange for this agreement, we agreed to extend their warrants by two years.

Common Stock

During the nine months ended February 28, 2005, 796,000 shares of common stock were issued to a vendor in satisfaction of $58,800 of trade accounts payable and 125,000 and 4,500,000 shares of one-year restricted common stock were sold to one individual investor and one company at a price of $0.026 and $0.10 per share for a total of $453,250.

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

1.    Short-term investments

      We place our temporary excess cash in short-term investments. These investments have maturity dates of less than one year, are placed with reputable financial institutions and include high-grade commercial paper and certificates of deposits.

2.    Marketable Securities

      As part of the sale of our gas plasma antenna technology we received restricted securities in a company that are traded on the OTC bulletin board. The securities can be traded under Rule 144 after July 2004. We reflect the value of those securities based on the closing price as of the end of our reporting period which was $8,146 at February 28, 2005. This amount has been included in short-term investments. Any unrealized gain or loss between reporting periods is reflected in our consolidated statement of operations as non-operating income or loss.

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

8.    Income Taxes

      Deferred income taxes are provided for by recognizing temporary differences in certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance decreased approximately $345,000 for the nine months ended February 28, 2005, from $14,732,000 at May 31, 2004 to $14,387,000 at February 28, 2005.

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



Results of Operations

Three months ended February 28, 2005 compared to three months ended February 29, 2004.

Selected Financial Information

                                               Three Months Ended
                                                                            Increase
                                          2/28/2005       2/29/2004        (Decrease)               %
Statements of Operations
  Revenue                               $  2,951,850     $      3,384     $  2,948,466          87129.6%
  Gross profit                             2,951,850            3,384        2,948,466          87129.6%
    % of revenue                                 100%             100%               0%             0.0%
  Operating expenses
    Research and development                  53,955          154,770         (100,815)           -65.1%
    General and administrative             1,085,575          265,325          820,250            309.1%
 Total operating expenses                  1,139,530          420,095          719,435            171.3%
 Gain (loss) on marketable securities         (2,281)         (27,357)          25,076            -91.7%
 Interest expense                         (1,160,972)        (531,826)         629,146            118.3%
 Other income                                  9,800               --            9,800               NM
 Net income (loss)                           658,867         (975,894)      (1,634,761)          -167.5%
 Net loss per share basic and diluted   $         --     $      (0.01)    $       0.01            100.0%

Revenues

      Our significant revenue increase of $2,948,466 was the result of entering into two licenses with a single customer- one for our Ignite microprocessor and the second for our patent portfolio of microprocessor technologies. These licenses were the first major revenue derived from the microprocessor technologies and we are uncertain as to when and for how much additional follow-on licenses will be sold. The Ignite license contains provisions for royalties based on the customers delivery of items making use of this technology. We can not be certain of the amount or timing of future royalties related to that agreement. We continue to receive minor follow-on orders for the communication products that have reached the end of their life cycle. We no longer market these products but do fill follow-on orders when economically feasible. We anticipate that future revenue will be derived from continued successful microprocessor technology efforts in the form of licensing and royalties and the successful collection of patent infringement proceeds from litigation and settlement.

Research and Development

                                                   Three Months Ended
                                                                             Increase
                                              2/28/2005      2/29/2004      (Decrease)              %
Research and Development
  Personnel (including consultants)         $     47,573   $    132,667    $    (85,094)         -64.1%
  Facilities                                       6,284         14,495          (8,211)         -56.6%
  Other research and development expenses             98          7,608          (7,510)         -98.7%
                                            ------------   ------------    ------------
                                            $     53,955   $    154,770    $   (100,815)         -65.1%

      The $100,815, or 65.1%, reduction in research and development was primarily attributed to a reduction in personnel. In addition, there has been no significant increase in depreciable equipment related to research and development for the past three years resulting in a lower depreciation amount charged to facilities expense. We anticipate an increase in research and development to upgrade the tools which are used by our potential customers to implement the microprocessor technology and to expand our offerings on which our microprocessor can run to include additional operating systems.

General and Administrative

                                                  Three Months Ended
                                                                              Increase
                                                2/28/2005      2/29/2004     (Decrease)               %
General and Administrative
  Personnel (including consultants)           $    136,258   $    131,756   $      4,502              3.4%
  Professional fees                                773,114         19,562        753,552           3852.1%
  Facilities                                        71,084         81,132        (10,048)           -12.4%
  Other general and administrative expenses        105,119         32,875         72,244            219.8%
                                              ------------   ------------   ------------
                                              $  1,085,575   $    265,325   $    820,250            309.1%

      The $820,250, or 309.1%, increase in general and administrative expenses was attributed to an increase in costs related to the patent portfolio license revenue which included contingency professional fees ($554,000) and indirect costs to support our patent enforcement activities ($113,000) coupled with an increase in costs associated with legal and accounting including registration statements and auditing of our financial statements ($87,000). Other general and administrative expenses increased as a result of licenses and dues increasing ($17,000) and an increase in shareholder related expenses ($20,000) as a result of preparing for an annual meeting which is scheduled for the fourth fiscal quarter of FY2005 and retaining a new public relations firm. We anticipate general and administrative expenses to significantly vary as license revenue and patent litigation proceeds are recognized.

Other income (expense)

                                                   Three Months Ended

                                                2/28/2005       2/29/2004        Change                %
Other income (expense)
  Gain (loss) on marketable securities        $     (2,281)   $    (27,357)         25,076            -91.7%
  Other income                                       9,800              --           9,800               NM
  Interest expense, paid in cash or accrued        (30,561)        (28,144)         (2,417)             8.6%
  Non-cash interest expense                     (1,130,411)       (503,682)       (626,729)           124.4%
                                              ------------    ------------    ------------
                                              $ (1,153,453)   $   (559,183)   $   (594,270)           106.3%

      The increase in other expenses, net of other income, of $594,270, or 106.3%, was primarily attributable to the non-cash interest expense recognized on the amortization and cancellation of debt discounts related to our convertible debentures and the recognition of expense on the issuance of warrants related to our financings ($627,000) partially offset by the reduction of a loss on marketable securities which were received as partial consideration for the sale of our gas plasma antenna technology ($25,000). We anticipate that the non-cash interest expense will decrease over the balance of fiscal 2005 due to debt discount remaining on our books as of February 28, 2005 ($606,000) which will be recognized as expense via amortization over 24 months if the underlying debentures are not converted or written off in their entirety on the conversion of the underlying debentures.

Nine months ended February 28, 2005 compared to nine months ended February 29, 2004.

Selected Financial Information

                                               Nine Months Ended
                                                                            Increase
                                          2/28/2005        2/29/2004       (Decrease)              %
Statements of Operations
  Revenue                               $  2,973,148     $     66,584     $  2,906,564           4365.3%
  Cost of revenue                                 --           10,472          (10,472)              NM
    % of revenue                                   0%              16%            -16%               NM
  Gross profit                             2,973,148           56,112        2,917,036           5198.6%
    % of revenue                                 100%              84%              16%            18.7%
  Operating expenses
    Research and development                 236,296          416,283         (179,987)           -43.2%
    General and administrative             1,858,528          937,927          920,601             98.2%
 Total operating expenses                  2,094,824        1,354,210          740,614             54.7%
 Gain (loss) on marketable securities        (14,025)         (50,591)          36,566            -72.3%
 Interest expense                         (2,442,101)      (1,728,042)         714,059             41.3%
 Gain on sale of technology                       --           75,500          (75,500)              NM
 Other income                                 57,077               --           57,077               NM
 Net loss                                 (1,520,725)      (3,001,231)      (1,480,506)           -49.3%
 Net loss per share basic and diluted   $      (0.01)    $      (0.02)    $      (0.01)           -50.0%

Revenues

      Our significant revenue increase of $2,906,564 was the result of entering into two licenses with a single customer- one for our Ignite microprocessor and the second for our patent portfolio of microprocessor technologies. These licenses were the first major revenue derived from the microprocessor technologies and we are uncertain as to when and for how much additional follow-on licenses will be sold. The Ignite license contains provisions for royalties based on the customers delivery of items making use of this technology. We can not be certain of the amount or timing of future royalties related to that agreement. We continue to receive minor follow-on orders for the communication products that have reached the end of their life cycle. We no longer market these products but do fill follow-on orders when economically feasible. We anticipate that future revenue will be derived from continued successful microprocessor technology efforts in the form of licensing and royalties and the successful collection of patent infringement proceeds from litigation and settlement.

Cost of Revenue

      Our cost of revenue decrease of $10,472, or 100%, was the result of our fully reserving our inventory in fiscal 2002 and, therefore, minor amounts of existing inventory can be resold at a zero cost basis. However, in order to fulfill the minor follow-on orders for communication products, we normally must procure a portion of additional components and assemblies.

Research and Development

                                                  Nine Months Ended
                                                                             Increase
                                              2/28/2005      2/29/2004      (Decrease)             %
Research and Development
  Personnel (including consultants)         $    218,820   $    365,358    $   (146,538)         -40.1%
  Facilities                                      14,344         42,549         (28,205)         -66.3%
  Other research and development expenses          3,132          8,376          (5,244)         -62.6%
                                            ------------   ------------    ------------
                                            $    236,296   $    416,283    $   (179,987)         -43.2%

      The $179,987, or 43.2%, reduction in research and development was attributed to a reduction in personnel. In addition, there has been no significant increase in depreciable equipment related to research and development for the past three years resulting in a lower depreciation amount charged to facilities expense. We anticipate an increase in research and development to upgrade the tools which are used by our potential customers to implement the microprocessor technology and to expand our offerings on which our microprocessor can run to include additional operating systems.

General and Administrative

                                                   Nine Months Ended
                                                                              Increase
                                                2/28/2005      2/29/2004     (Decrease)               %
General and Administrative
  Personnel (including consultants)           $    375,660   $    390,824   $    (15,164)            -3.9%
  Professional fees                              1,020,965        149,317        871,648            583.8%
  Facilities                                       216,838        228,253        (11,415)            -5.0%
  Other general and administrative expenses        245,065        169,533         75,532             44.6%
                                              ------------   ------------   ------------
                                              $  1,858,528   $    937,927   $    920,601             98.2%

      The $920,601, or 98.2%, increase in general and administrative expenses was attributed to an increase in costs related to the patent portfolio license revenue which included contingency professional fees ($554,000) and indirect costs to support our patent enforcement activities ($239,000) coupled with an increase in costs associated with legal and accounting including registration statements and auditing of our financial statements ($78,000).

Other general and administrative expenses increased as a result of licenses and dues increasing ($34,000) offset by a decrease in shareholder related expenses ($35,000) as a result of the annual shareholders meeting was held in the second quarter of the previous fiscal year and is scheduled for the fourth fiscal quarter of FY2005. We anticipate general and administrative expenses to significantly vary as contract revenue and patent litigation proceeds are recognized.

Other income (expense)

                                                    Nine Months Ended

                                                2/28/2005       2/29/2004        Change                %
Other income (expense)
  Gain (loss) on marketable securities        $    (14,025)   $    (50,591)         36,566            -72.3%
  Other income                                      57,077              --          57,077               NM
  Gain on sale of technology                            --          75,500         (75,500)              NM
  Interest expense, paid in cash or accrued       (119,126)       (105,776)        (13,350)            12.6%
  Non-cash interest expense                     (2,322,975)     (1,622,266)       (700,709)            43.2%
                                              ------------    ------------    ------------
                                              $ (2,399,049)   $ (1,703,133)   $   (695,916)            40.9%

      The increase in other expenses, net of other income, of $695,916, or 40.9%, was primarily attributable to the non-cash interest expense recognized on the amortization and cancellation of debt discounts related to our convertible debentures and the recognition of expense on the issuance of warrants related to our financings ($701,000) partially offset by the reduction of a loss on marketable securities which were received as partial consideration for the sale of our gas plasma antenna technology ($37,000). Other income included $48,000 of a negotiated termination on a sublease of our facility. We anticipate that the non-cash interest expense will decrease over the balance of fiscal 2005 due to debt discount remaining on our books as of February 28, 2005 ($606,000) which will be recognized as expense via amortization over 24 months if the underlying debentures are not converted or written off in their entirety on the conversion of the underlying debentures.

Capital Resources

Working Capital

                                                        Increase
                         2/28/2005      5/31/2004      (Decrease)

Current assets         $  3,932,666   $    701,879   $  3,230,787
Current liabilities         868,865        548,042        320,823
                       ------------   ------------   ------------
  Working capital      $  3,063,801   $    153,837   $  2,909,964
                       ============   ============   ============

Long-term debt         $    374,371   $    230,007   $    144,364
                       ============   ============   ============

Stockholders' equity   $  2,825,505   $    148,179   $  2,677,326
                       ============   ============   ============


Statements of Cash Flows Select Information

                                                            Nine Months Ended            Increase
                                                         2/28/2005       2/29/2004      (Decrease)
Net cash provided (used) by:
  Operating activities                                 $ (1,045,433)   $ (1,364,939)   $    319,506
  Investing activities                                 $         --    $    (14,695)   $     14,695
  Financing activities                                 $  1,543,821    $  1,587,153    $    (43,332)


Balance Sheet Select Information

                                                                                         Increase
                                                         2/28/2005       5/31/2004      (Decrease)

Cash and short term investments                        $  1,062,559    $    378,586    $    683,973
                                                       ============    ============    ============

Licenses receivable                                    $  2,750,000    $         --    $  2,750,000
                                                       ============    ============    ============

Prepaid expenses                                       $    119,684    $    322,068    $   (202,384)
                                                       ============    ============    ============

Accounts payable and accrued expenses                  $    210,782    $    294,702    $    (83,920)
                                                       ============    ============    ============

Contingency fee and deferred maintenance               $    653,600    $         --    $    653,600
                                                       ============    ============    ============

         The increase in working capital of $2,909,964 and stockholders' equity of $2,677,326 was attributable to the two licenses we entered into with one major customer during the nine months ended February 28, 2005.

Liquidity

We estimate our current cash requirements to sustain our operations for the next twelve months through February 28, 2006 to be $1.8 million which will be met from internal sources including the cash and short term investments of $1,062,559 and the licenses receivable of $2,750,000.

New Accounting Pronouncements

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R ("SFAS123R"), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95. SFAS 123R eliminates the ability to account for share-based compensation transaction using APB 25 and will require that such transactions be accounted for using a fair-value-based method and recognized as expenses in the statement of operations. SFAS 123R allows the use of a modified version of prospective application, which requires that the fair value of new awards granted after the effective date of SFAS 123R, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The provisions of SFAS 123R will be effective for interim or annual reporting periods beginning after December 15, 2005 for the companies that file as small business issuers. The Company is currently evaluating the impact the implementation guidance and revisions included in SFAS 123R will have on its consolidated financial statements.

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

Related to our Business

Patriot's Microprocessor Technologies Have Resulted In Limited Revenues and Several Related Products Are Still in the Development Stage

      We are in the development stage on several components of our microprocessor technology product line, and the products which have been commercialized have resulted in limited revenues. Previous to receiving two licensing agreements in February 2005, our other product lines did not generate enough revenue to support our company. Therefore, we had and may in the future have limited financial results upon which you may judge our potential. We may not be able to continue to report quarterly profits. We have experienced in the past and may experience in the future many of the problems, delays and expenses encountered by any early stage business, many of which are beyond our control. These include:

      o substantial delays and expenses related to testing and development of our new products,
      o production and marketing problems encountered in connection with our new and existing products and technologies,
      o     competition from larger and more established companies, and
      o     lack of market acceptance of our new products and technologies.

Patriot Has a History of Losses, May Have Future Losses and May Not Achieve or Sustain Annual Profitability

      We may incur operating losses in the future. Sales of our products may never consistently generate sufficient revenues to fund our continuing operations. We may never generate consistent positive cash flow or continue to attain profitability. To date, we have incurred significant losses. As of February 28, 2005 and May 31, 2004, our accumulated deficits were $51,364,743 and $49,844,018. For the fiscal years ended May 31, 2004 and 2003, we incurred net losses of $4,149,978 and $3,888,299. These losses have resulted primarily from:

      o     significant costs associated with the development of our products,
      o     costs associated with the marketing of those products, and
      o the interest charges and expenses related to equity and debt financings.


Patriot's Limited Sales and Marketing Experience Has Affected Our Revenue

      Our operating results depend to a large extent on our ability to successfully market and sell our products. We currently have limited marketing capabilities and need to hire additional sales and marketing personnel. In part as a consequence of our limited resources, we may not be able to recruit, train, or retain qualified personnel to sell and market our products and may not be able to develop a successful sales and marketing strategy. We also have very limited marketing experience. There can be no assurance that any marketing efforts undertaken by us will be successful or will result in any significant continuing sales of our products.

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

      Vigorous protection and pursuit of intellectual property rights or positions characterize the fiercely competitive semiconductor industry, which has resulted in significant and often protracted and expensive litigation. Therefore, our competitors may assert that our technologies or products infringe on their patents or proprietary rights. Problems with patents or other rights could increase the cost of our products or delay or preclude new product development and commercialization by us. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions or to defend against infringement claims. Also, we have initiated legal actions against companies we believe are infringing on our patents. They in turn have counter sued and are asking for declaratory relief that their products do not infringe on our patents. See Legal Proceedings.

      We did not develop the technology which is the basis for our products. This technology, which was originally known as the ShBoom technology, was acquired through a series of agreements from one of two persons who are shown as co- inventors on certain patents, Russell Fish. Charles Moore, the other identified co-inventor, has since assigned his interest in the ShBoom technology to Daniel Leckrone and Technology Properties Limited. We have filed a legal action against Charles Moore, Daniel Leckrone and Technology Properties Limited to correct and clarify the inventorship, and therefore ownership, of divisions of the original ShBoom technology. We are contending that Russell Fish was the sole inventor of the technology covered by three subsequently issued patents, that Charles Moore was the sole inventor of technology covered by three subsequently issued patents and that the two jointly are the inventors of technology covered by one subsequently issued patent. In order to prosecute patent infringement cases, all owners need to participate in and agree to proceed with the actions. Therefore, if our action against Charles Moore, Daniel Leckrone and Technology Properties Limited is not successful, our ability to prosecute patent infringement cases with regard to one of the patents we contend was invented by Russell Fish, and the resultant monetary damages which may be awarded as a result of those infringements, may be diluted, if we are able to proceed with our patent infringement cases at all. Technology Properties Limited has exploited and may continue to exploit the technology, independently of our rights to do so, by selling at least one license to a potential infringer. We are contending that Technology Properties Limited does not own at least three of the patents they are licensing. There can be no assurance that we will prevail in the patent litigation efforts against Charles Moore, Daniel Leckrone and Technology Properties Limited and, if we are not successful, the value of our patent portfolio would be diminished. See Legal Proceedings.

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


Our Shareholders Will Need to Increase the Authorized Number of Shares

      We currently have 400,000,000 shares of common stock authorized for issuance. The number of common shares currently outstanding plus the number of common shares reserved for issuance on the conversion of debenture principal and accrued interest, and exercise of warrants and options as of April 10, 2005 is as follows:

Common stock currently outstanding    275,776,098
Reserved for issuance
       Stock option plans               7,998,000
       Warrants                        80,102,819
       Convertible debentures          31,555,623
                                     ------------
Common stock fully diluted            395,432,540
                                     ------------

In addition, in November 2004 through February 2005, we negotiated with seven investors a lock up of warrants exercisable for up to 27,165,413 shares of our common stock. These shares are not included in the common stock fully diluted amount of 395,432,540 common shares reflected above. In order to provide for reservation of the locked up warrants and to accomplish other corporate objectives, we will need to obtain the approval of shareholders owning a majority of our common stock to increase the number of authorized shares. We have scheduled an annual shareholders' meeting during the second quarter of this calendar year at which time we will propose an increase in authorized shares. There can be no assurance that the shareholders will approve the proposal. Should the shareholders not approve the proposal and we were unable to internally fund our operations, we would need to cease doing business and/or liquidate or sell our assets.

Item 3.  Controls and Procedures

Our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) as of January 1, 2005. Based on their evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

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

      Also in February 2004, we filed a lawsuit in the United States District Court- Northern District of California, case number C040618, against Charles H. Moore, Technology Properties Limited, and Daniel E. Leckrone. Charles Moore, a co-inventor of the basic ShBoom technology, is listed as an inventor on several of the issued patents which were divided from the basic ShBoom technology. Moore transferred his interest in the ShBoom technology to Daniel Leckrone and Technology Properties Limited. We are contending that Russell Fish, the other co-inventor from whom we obtained ownership interests in the ShBoom technology, is the sole inventor of certain of the issued patents. We are requesting the court to declare inventorship and ownership on each of our granted patents related to the suits discussed above and other unasserted claims of infringement Patriot believes it has. In March 2005, Judge Fogel issued an order disqualifying our counsel and prohibiting us from using a key witness in the Moore suit and denied hearing a request for reconsideration of his order. We are in the process of interviewing alternative counsel to proceed forward with the Moore suit.

      The Intel lawsuit has been stayed pending the results of the Moore lawsuit.

Item 2. Changes in Securities

(a) During the three months ended February 28, 2005, we offered and/or sold the following common stock and warrants, either for cash or in consideration of services rendered as indicated below, without registration under the Securities Act of 1933, as amended, and exemption for such sales from registration under the Act is claimed in reliance upon the exemption provided by Section 4(2) thereof on the basis that such offers and sales were transactions not involving any public offering. Appropriate precautions against transfer have been taken, including the placing of a restrictive legend on all certificates evidencing such securities. All such sales were effected without the aid of underwriters, and no sales commissions were paid.

Common Stock
                                                                             Aggregate       Purchase Price Per
              Name                   Date of Sale      Number of Shares    Purchase Price           Share
              ----                   ------------      ----------------    --------------    ------------------
Advanced Micro Devices, Inc.      February 22, 2005           4,500,000    $      450,000    $0.100  Cash

Warrant
                                                                          Initial Exercise               Expiration
         Warrant Holder            Date of Issuance    Number of Shares   Price Per Share                   Date
         --------------            ----------------   ------------------  ---------------             ----------------
Stan Caplan                        December 9, 2004              806,452          $0.0310             December 9, 2011
Swartz Private Equity              January 1, 2005             4,674,755          $0.0761              January 1, 2012
Daniel Nunes                       January 17, 2005              403,226          $0.0310             January 17, 2012

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

      A report on Form 8-K was filed on February 28, 2005 announcing three agreements with Advanced Micro Devices, Inc.

      A report on Form 8-K was filed on March 7, 2005 announcing a change in our independent certified public accountants.

      A report on Form 8-K was filed on March 15, 2005 announcing Judge Fogel's decision in the Moore lawsuit.

      A report on Form 8-K was filed on April 4, 2005 announcing our third quarter earnings.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PATRIOT SCIENTIFIC CORPORATION


Date: April 18, 2005                       By:   /s/ LOWELL W. GIFFHORN
                                                -----------------------
                                                Executive Vice President and
                                                Chief Financial Officer

                                                (Principal Financial and
                                                Accounting Officer and duly
                                                authorized to sign on behalf
                                                of the Registrant)