Form 10KSB
period 2005-05-31
PATRIOT SCIENTIFIC CORP
filed 2005-09-13
CIK 836564

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year. $2,982,586

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 31, 2005 was $35,687,000 based on a closing price of $0.12 as reported on the OTC Electronic Bulletin Board system.

On August 31, 2005, 297,392,788 shares of common stock, par value $.00001 per share (the issuer's only class of voting stock) were outstanding.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format (check one):    YES [_]     NO [X]

                                TABLE OF CONTENTS

                                                                            Page
                                       PART I

ITEM 1.  Description of Business                                             4
ITEM 2.  Description of Property                                             13
ITEM 3.  Legal Proceedings                                                   13
ITEM 4.  Submission of Matters to a Vote of Security Holders                 15

                                       PART II

ITEM 5.  Market for Common Equity, Related Stockholder Matters and Small
         Business Issuer Purchases of Equity Securities                      17
ITEM 6.  Management's Discussion and Analysis or Plan of Operation           17
ITEM 7.  Financial Statements                                                25
ITEM 8.  Changes in and Disagreements with Accountants on                    25
         Accounting and Financial Disclosure
ITEM 8A. Control and Procedures                                              25
ITEM 8B. Other Information                                                   25

                                      PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act                   26
ITEM 10. Executive Compensation                                              28
ITEM 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     31
ITEM 12. Certain Relationships and Related Transactions                      32
ITEM 13. Exhibits                                                            33
ITEM 14. Principal Accountant Fees and Services                              41

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

      Patriot Scientific Corporation was organized under Delaware law on March 24, 1992, and is the successor by merger to Patriot Financial Corporation, a Colorado corporation, incorporated on June 10, 1987. In 1997, we emerged from the development stage primarily as a result of the acquisition of Metacomp Inc. Our address is 10989 Via Frontera, San Diego, California 92127, and our telephone number is (858) 674-5000. Our home page can be located on the World Wide Web at http://www.ptsc.com.

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

      We  believe  our  financial   resources  are  sufficient  to  support  our
operations during the next twelve months.

BUSINESS

      ORGANIZATION  AND  CORPORATE   DEVELOPMENT.   Our  business  involves  the
following technologies:

      o     Ignite microprocessor technology; and

      o     high-speed data communications technology.

      The stage of development of each of our technologies is as follows:

      o Ignite microprocessor. This technology generated minor amounts of revenue in 2004 from the sale of development boards, microprocessors and initial license fees related to the microprocessor application, but in 2005 it generated revenues of approximately $1,200,000 in connection with the sale of a license to Advanced Micro Devices, Inc ("AMD"). We run the technology on a 0.18-micron microprocessor, which is in current production. We have ported the WindRiver VxWorks operating system and the Sun Microsystems personalJava virtual machine to the microprocessor. In addition, the technology is available for sale as intellectual property, which enables the prospective customer to incorporate the microprocessor functions with other parties' applications to arrive at a system on a chip solution. We anticipate that the Ignite technology will be our main product line in the future.

      o High-speed data communications. Revenue from this technology was phased out during fiscal year 2002 as a result of the products reaching the end of their life cycles. During fiscal 2002 we initiated a last time buy program and, except for minor repeat orders, have discontinued this product line. We will be focusing our efforts on the Ignite microprocessor technology in addition to the patent portfolio licensing efforts being conducted on our behalf by the TPL Group. Although the communications product line accounted for approximately 82% of our fiscal year 2004 revenue, we anticipate that the Ignite microprocessor will be our main product line in the future.

      Due to our small size and staffing overlaps among the technologies, certain personnel may work on any or all of our technologies from time to time, and we may outsource some tasks or projects when we deem it prudent to do so.

      During at least the last three years, we have focused the majority of our efforts on the Ignite technology. The Ignite technology is targeted for the embedded controller and Java language processor marketplaces.

      In November 2004, a patent application was filed titled "Remote Power Charging of Electronic Devices" with assignment to Patriot Scientific Corporation. The patent application has 53 claims, which we consider quite broad, has no apparent conflicting prior art, we expect it to be granted and it should protect the essential systems, methods, apparatus and applications of this technology. We would anticipate that the Ignite microprocessor would be selected as the microprocessor to be used in the product. We are in the initial early stages of evaluating this technology and its applicability to further research and development.

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

      OUR MICROPROCESSOR TECHNOLOGY.

      General Background. Effective May 31, 1994, we entered into an asset purchase agreement and plan of reorganization with nanoTronics Corporation located in Eagle Point, Oregon, and Helmut Falk to acquire certain microprocessor technology. nanoTronics had acquired a base technology for an advanced microprocessor integrated on a single computer chip, and had fabricated a first-generation microprocessor. We used the technology we acquired from nanoTronics to develop a sophisticated yet low cost microprocessor by enhancing the microprocessor design, adding additional technical features to further modernize the design, and improving and testing the new design.

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

      o     standard logic products;

      o     application specific standard products; and

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

      Electronic system designers, driven by competitive market forces, seek semiconductor products with more intelligence, functionality and control that can be used to reduce system costs and improve performance. For these needs, the Ignite product family was designed to be a sophisticated 32-bit microprocessor with advanced features. The Ignite product family uses a smaller number of transistors compared to other RISC (reduced instruction set computer) processors, which results in less power consumption and more economical prices compared to other embedded control applications. This creates the opportunity for the development of new, cost-effective applications.

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

      The 0.8-micron microprocessor was designed to operate at a speed of 50Mhz; the 0.5-micron microprocessor at a speed of 100Mhz; the 0.35-micron microprocessor at 150MHz; and the 0.18-micron operates at a speed of 360Mhz. They are all compatible with a wide range of memory technology from low cost dynamic random access memory to high-speed static random access memory. The microprocessors can be packaged in various surface-mount and die-form packaging. There can be no assurance that the designed speed will be achieved with the production model of the 0.18-micron microprocessor or future versions or that all of the desired functions will perform as anticipated.

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

      The Ignite Microprocessor as a Java Processor. We believe the Ignite microprocessor architecture is capable of being an efficient and cost effective Java programming language processor, because Java is designed to run on a stack-oriented architecture and the Ignite architecture executes the virtual stack machine internal to Java efficiently. Many Java byte codes or instructions require only a single 8-bit Ignite family instruction to be executed, providing a performance advantage over other more expensive processors that require six or more 32-bit instructions to do the same task. This feature allows the execution of Java programs with increased speed and reduced code size thereby enabling lower system memory costs. In addition, the incorporation of many on-chip system functions is expected to allow the Ignite family to perform most of the other functions required of an Internet computer device or Java accelerator, thereby eliminating components. Since Internet computers are designed to be inexpensive appliances for Internet access, cost, speed and performance are expected to be key requirements for designers. We believe the Ignite technology can compete favorably on the basis of such requirements, although there can be no assurance we can successfully exploit Java related applications or that competitors will not create superior Java processors.

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

      In September 2000, we completed the VHDL soft-core version of the Ignite microprocessor family. The hardware design inside a microprocessor, or silicon device, can be represented as a software program. This, in essence, replaces the old style of designing microprocessors using schematics. VHDL is the predominant software language used to design semiconductors. In addition to the design aspects, sophisticated simulation tools and PLD development kits can execute VHDL, allowing the designer to simulate the functionality of the entire design before committing to silicon. Also VHDL enables a designer to easily modify and enhance the design. A design represented in VHDL goes through a synthesis process whereby it is converted to the most basic element of a design, logical gates. This gate level representation in turn is used with computer aided engineering tools to translate the design into the most fundamental component of semiconductors, transistors. The characteristics of the transistors can be given as a library to a foundry. Therefore, a design represented in VHDL is technology and foundry independent and can be targeted for any given transistor geometry (such as 0.18, 0.25, or 0.35- micron) for any foundry of choice.

      We have developed marketing materials, product manuals and application development tools, and we are working on additional tools, for use by licensees and customers. The manuals and tools are necessary to enable system designers to quickly and easily program the Ignite family for specific applications.

      We believe that the Ignite family is low cost, low power, high performance, proven technology providing a competitive solution to system designers. We also believe the core technology is ready for licensing for use by others to develop custom microprocessors.

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

      We believe that our architecture is suited for controller applications requiring high performance and low system cost, such as smart cards, cell phones, printers, video terminals, robotics, motion controllers, industrial controllers, digital communication devices, video games, kiosks, cable and satellite modems and TV set top boxes. We expect that licensing of the technology and product applications will focus on embedded control.

      We have business development representatives for domestic and foreign markets. We utilize industry experts for market communications and advertising. We also have a strategic alliance with an outside microprocessor design house.

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

      Subject to the availability of financial and personnel resources, while we market the Ignite family and the core technology, our strategy is to also design and develop future versions of the microprocessor with more demanding sub-micron technology and with more features. However, our resources are limited, and there can be no assurance that we will be able to continue microprocessor enhancement.

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

      We expect that the Ignite family, if successfully commercialized in the embedded controller market, will compete with a variety of 16/64-bit microprocessors including those based on intellectual property from ARM and MIPS and microprocessors from Hitachi, Motorola and IBM. As a Java processor, we expect our Ignite family will compete with a broad range of microprocessors including those incorporating co-processor accelerator technologies. The producers of these microprocessors have significantly greater resources than we do.

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

      We incurred research and development expenditures of $294,735 and $549,756 for our fiscal years ended May 31, 2005 and 2004, respectively. The majority of these expenditures have been devoted to our microprocessor technology. We believe that technical advances are essential to our success and expect that we will, conditioned on the availability of funds, continue to expend substantial amounts on research and development of our technology. However, there can be no assurance that such research and development efforts will result in the design and development of a competitive technology in a timely manner.

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

      We  have  seven  U.S.   patents   issued   dating  back  to  1989  on  our
microprocessor technology (the "Microprocessor Patents"). We have one microprocessor technology patent issued in five European countries and one patent issued in Japan and may file additional applications under international treaties depending on an evaluation of the costs and anticipated benefits that may be obtained by expanding possible patent coverage. In addition, we have one U.S. patent issued on ground penetrating radar technology and one U.S. patent issued on one of the communications products.

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

      We believe that we may have claims against numerous companies that use semiconductors with capabilities in excess of 125 MHz in their products. In December 2003, we initiated legal actions against five companies to enforce our patents. There can be no assurance that we will be successful in enforcing any potential patent claims against these or other companies. In February 2004, Intel initiated a legal action against us and we filed a counterclaim against them related to the initial five lawsuits. That litigation was settled and dismissed in June 2005, and Intel is now under license for our patented technology. See Legal Proceedings.

      Based on the asset purchase agreement and plan of reorganization between Patriot, nanoTronics and Mr. Falk, we were the recipients of a number of warranties and indemnities. We believe nanoTronics has been liquidated and, due to Mr. Falk's death in July 1995, we may be limited in our ability or unable to obtain satisfaction should we have any future claims against nanoTronics or its successor, the Falk Family Estate, which we believe has also been liquidated.

      We have entered into the following licenses related to the microprocessor technology:

      o Sierra Systems. In June 1994, we entered into an agreement with Sierra Systems whereby we could provide the C programming language on the Ignite microprocessor. We currently provide development boards with the C programming language.

      o Sun Microsystems, Inc. In June 1997, we entered into an agreement with Sun Microsystems, Inc. ("Sun"), which enabled us to develop and distribute products based on Sun's Java technology. In June 1998, we exercised an option under that agreement to license from Sun, personalJava, a smaller platform on which to run Java applications that did not include an operating system. We determined that personalJava is better suited to the markets available to the Ignite microprocessor. We have ported personalJava to the Ignite microprocessor.

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

      On June 7, 2005, we entered into a Master Agreement (the "Master Agreement") with Technology Properties Limited Inc., a California corporation ("TPL"), and Charles H. Moore, an individual ("Moore" and together with us and TPL, the "Parties"). We, TPL and Moore were parties to certain lawsuits filed by us alleging infringement (the "Infringement Litigation") of our Microprocessor Patents and a lawsuit also filed by us alleging claims for declaratory judgment for determination and correction of inventorship of the Microprocessor Patents (the "Inventorship Litigation"). The transactions described in the Master Agreement and related agreements (the "Transactions") included the settlement or dismissal of the Inventorship Litigation.

      Pursuant to the Master Agreement we agreed with TPL and Moore as follows:

      o We entered into a patent license agreement (the "Intel License") with Intel Corporation ("Intel") pursuant to which we licensed certain rights in the Microprocessor Patents to Intel.

      o We entered into an Escrow Agreement along with TPL pursuant to which the proceeds arising from the Intel License were allocated for the benefit of us and TPL. Pursuant to the Escrow Agreement, our initial capitalization obligations and those of TPL with regard to the JV LLC (defined below) were satisfied, our payment obligations and those of TPL with regard to the Rights Holders (defined below) were made, we received $6,672,349, and the remaining proceeds were allocated to or for the benefit of TPL.

      o We caused certain of our respective interests in the Microprocessor Patents to be licensed to a limited liability company owned 50% by us and 50% by TPL (the "JV LLC").

      o The JV LLC engaged TPL to commercialize the Microprocessor Patents pursuant to a Commercialization Agreement among the JV LLC, TPL and us (the "Commercialization Agreement").

      o We paid $1,327,651 and TPL paid $1,000,000 to certain holders of rights in the Microprocessor Patents ("Rights Holders") in exchange for the consent of such Rights Holders to the Transactions.

      o We agreed with TPL and Moore to settle or cause to be dismissed all litigation among all of us pursuant to a stipulated final judgment, including the Inventorship Litigation.

      o We issued warrants to TPL to acquire shares of our common stock. 1,400,000 warrants were exercisable upon issue; 700,000 warrants will become exercisable if our common stock trades at $0.50 per share; an additional 700,000 warrants will become exercisable if our common stock trades at $0.75 per share; and an additional 700,000 warrants will become exercisable if our common stock trades at $1.00 per share.

      o We agreed with TPL and Moore to indemnify each other for, among other things, any inaccuracy or misrepresentation to any representation or warranty contained in the Master Agreement, any breach of the Master Agreement, certain liabilities relating to the respective interests of each of us in the Microprocessor Patents and the Transactions, and certain tax liabilities.

      Pursuant to the Commercialization Agreement, the JV LLC granted to TPL the exclusive right to grant licenses and sub-licenses of the Microprocessor Patents and to pursue claims against violators of the Microprocessor Patents, in each case, on behalf of JV LLC, us, TPL and Moore, and TPL agreed to use reasonable best efforts to commercialize the Microprocessor Patents in accordance with a mutually agreed business plan. Pursuant to the Commercialization Agreement, the JV LLC agreed to reimburse TPL's expenses incurred in connection with the commercialization of the Microprocessor Patents. All proceeds generated by TPL in connection with the commercialization of the Microprocessor Patents will be paid directly to the JV LLC.

      Pursuant to the Master Agreement, we and TPL have entered into the Limited Liability Company Operating Agreement of the JV LLC ("LLC Agreement"). We and TPL each own 50% of the membership interests of JV LLC, and each have the right to appoint one member of the three (3) member management committee. The two (2) appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, we and TPL must each
contribute  to  the  working   capital  of  the  JV  LLC  (in  addition  to  the
Microprocessor Patent licenses described above), and are obligated to make future contributions in equal amounts in order to maintain a working capital fund. The LLC Agreement provides that the JV LLC shall indemnify its members, managers, officers and employees to the fullest extent permitted by applicable law, for any liabilities incurred as a result of their involvement with the JV LLC, if the person seeking indemnification acted in good faith and in a manner reasonably believed to be in the best interest of the JV LLC.

      Payments totaling approximately $960,000 were made in the first quarter of fiscal 2006 to the co-inventors of the technology. Additionally, a legal advisor who had previously provided services to the Company may assert a success fee against the Company based upon proceeds received by the Company under the license agreement. See further discussion in Item 3.

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

      MARKETING AND DISTRIBUTION. Our products are marketed through a combination of direct sales and distributors. Approximate sales by principal geographic area (as a percentage of sales) for fiscal years ended May 31 were as follows:

                                            2005         2004
                                            ----         ----
         Domestic sales                     100%          92%

         Foreign sales
         Europe                              --           8%

         Total sales                        100%         100%
                                            ====         ====

      All of our operating assets are located within the United States. While sales to certain geographic areas generally vary from year to year, we do not expect that changes in the geographic composition of sales will have a material adverse effect on operations.

      DEPENDENCE UPON SINGLE CUSTOMERS. Ten percent (10%) or more of our consolidated net sales were derived from shipments to the following customers for the fiscal years ended May 31 as follows:

                                            2005                 2004
                                            ----                 ----
                AMD                       $2,956,250                --

                nTelisis                                       $25,000

                Blue Tech Inc.                                  18,000

                Litton                                          9,000

      All of the above sales were shipped against multiple purchase orders from each customer. nTelesis is owned by a former executive officer of the company who resigned in May 2005.

      We had no backlog as of May 31, 2005 or 2004.

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

ITEM 2. DESCRIPTION OF PROPERTY

      We have one 10,300 square foot office located at 10989 Via Frontera, San Diego, California. The facility is leased through July 2006. In July 2002, we sublet approximately 5,000 square feet of our facility to an independent third party. The third party vacated its portion of the facility in 2005 and paid us $47,000 in consideration for all future amounts owed under the sublease agreement. We then determined that this vacated portion of the facility would not provide any future benefit to us and probably could not be subleased again to another party. Therefore, we accrued $100,000 related to our remaining contractual lease obligation in connection with this space. The current floor space provides adequate and suitable facilities for all of our corporate functions.

ITEM 3. LEGAL PROCEEDINGS

      In December 2003, Patriot Scientific Corporation, a Delaware corporation (hereinafter referred to as the "Company") filed several lawsuits in United States District Courts against companies we contend are infringing on our patent number 5,809,336 entitled "High Performance Microprocessor Having Variable Speed Clock." The defendants and suits are as follows:

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

Fujitsu                         Northern District of California     C035787

Toshiba America, Inc.           Southern District of New York       03CV10180

NEC USA, Inc.                   Eastern District of New York        CV036432

Matsushita                      District of New Jersey              03CV06210

      The Company was requesting that the courts enjoin the defendants from making use of our patent and requested damages for past infringements. In February, with the consent of the defendants, the above five actions were consolidated into the Fujitsu action in the Northern District of California under case number C035787.

      In February 2004, Intel Corporation filed a lawsuit against the Company in the United States District Court- Northern District of California, case number
C040439, in which they requested a declaratory judgment that their microprocessors, used by the defendants in our consolidated suit, do not infringe our patent. The Company filed a counterclaim against Intel contending that they also are infringing on our patent, and Intel asserted an affirmative defense that our 5,809,336 patent is invalid.

      In February 2004, the Company filed a lawsuit in the United States District Court- Northern District of California, case number C040618, against TPL, Charles H. Moore, an individual ("Moore"), and Daniel E. Leckrone, an individual. Counterclaims were filed seeking a declaration from the Court that the inventors as stated in the original patent filings were the inventors of the respective patents.

      On June 7, 2005, the Company entered into a Master Agreement by and among the Company, TPL and Moore (Moore and together with the Company and TPL, the "Parties"). The Parties were parties to certain lawsuits filed by the Company alleging infringement of certain microprocessor science and design patents ("Patents") and a lawsuit filed by the Company alleging claims for declaratory judgment for determination and correction of inventorship of the Patents. The transactions described in the Master Agreement and related agreements form a part of the settlement or dismissal of the Inventorship Litigation.

Pursuant to the Master Agreement the Parties have agreed, in pertinent part, as follows:

(a) The Company entered into a patent license agreement (the "Intel License") with Intel Corporation ("Intel") pursuant to which the Company licensed certain rights in the Patents to Intel.

(b) The Company and TPL will cause certain of their respective interests in the Patents to be licensed to a limited liability company that will be owned 50% by the Company and 50% by TPL (the "JV LLC").

(c) The JV LLC will engage TPL to commercialize the Patents pursuant to a Commercialization Agreement among the JV LLC, TPL and the Company (the "Commercialization Agreement").

(d) The Parties will settle all or cause to be dismissed all litigation among them pursuant to a stipulated final judgment, including the Inventorship Litigation.

      On June 7, 2005, in connection with the Master Agreement, the Company entered into the Commercialization Agreement by and among the JV LLC, TPL and the Company. Pursuant to the Commercialization Agreement, the JV LLC has granted to TPL the exclusive right to grant licenses and sub-licenses of the Patents and to pursue claims against violators of the patents.

      The Parties executed and filed a stipulated final judgment in the Inventorship Litigation, which provided for a dismissal of the Company's third amended complaint and final judgment in favor of TPL and Moore on their counterclaims.

      The infringement cases referenced above have been stayed by Judge Armstrong until late September 2005, in order to give the parties sufficient time to settle the litigation. Intel, as noted above, has been granted a license and is no longer a party to the proceedings.

Additional Litigation:

      Beatie and Osborne, LLP v. Patriot Scientific Corporation, et al., United States District Court, Case No. 05-CV-6425 (S.D.N.Y)

      This is an action by a New York law firm, Beatie and Osborn ("BandO"), that formerly represented the Company in patent infringement litigation commenced by the Company against certain various microprocessor chip manufacturers, in litigation still pending, with the exception of Intel, in the Northern District of California. In addition, BandO represented the Company in separate litigation also in the Northern District of California against Moore and TPL, as defined above. BandO undertook such representation of the Company on a contingency fee basis and had previously reached an agreement with the Company with respect to transmission of anticipated litigation costs in connection with those underlying litigation matters. BandO is believed to presently hold in its trust account approximately $210,000 of the Company's funds advanced for litigation costs, and BandO claims it is entitled to be reimbursed approximately $240,000 in litigation costs. The Company disputes BandO's claim to those litigation costs.

      On March 8, 2005, BandO was disqualified by United States District Judge Jeremy Fogel in the patent ownership litigation described above against Moore and TPL. BandO subsequently withdrew from representation of the Company in the patent infringement litigation.

      BandO initiated litigation in the Supreme Court of New York on or about June 8, 2005, claiming breach of contract, quantum meruit and unjust enrichment, and alleging claims against the Company and former Company representatives Jeffery Wallin and Lowell Giffhorn, for fraud and interference with the contractual relationship. BandO claims a contingency fee under the terms of its contingency fee agreement, with respect to licensing agreements entered and possibly to be entered into by the Company. The Company denies past, present or future liability to BandO, and intends to vigorously defend this action.

      The Company caused a removal of the action to the United States District Court for the Southern District of New York, and has filed a motion to have the litigation transferred to California. A decision is expected by the District Court in late September 2005. Discovery has yet to be commenced in the New York litigation. However, the disqualification of BandO in the ownership litigation and its withdrawal from the patent infringement litigation are claimed by the Company to have caused a forfeiture of any rights of BandO to a contingency fee. Further, the Company is evaluating commencing a legal malpractice claim against BandO that the Company believes will exceed the claims asserted by BandO. As for the agreement regarding costs and fees, the Company expects to show that BandO breached the terms of the agreement and is not entitled to any costs from the escrow. This assumes, for the sake of argument, that BandO would have any right to the funds in escrow as a result of Judge Fogel's Order disqualifying BandO on various grounds, including violation of the California Rules of Professional Responsibility.

      Litigation is inherently uncertain and while the Company believes that the claims brought by BandO have no merit, especially in light of the disqualification previously described, there can be no assurances that the resolution of the matter will not negatively impact the Company's financial position or its results of operations in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At our fiscal 2005 Annual Meeting of Shareholders held on April 14, 2005, the following individuals were elected to the Board of Directors of the Company:
David H. Pohl, Lowell W. Giffhorn, Carlton M. Johnson, Jr., Helmut Falk, Jr. and Gloria H. Felcyn.

      The  following   proposals   were  approved  at  our  Annual   Meeting  of
Shareholders:

      1. Proposal to approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock, $0.00001 par value, from 400,000,000 to 500,000,000:

      Votes For                 Votes Against            Votes Abstaining
      186,975,606               18,543,948               212,173

      2. Proposal to ratify management's selection of Mayer Hoffman McCann P.C. as the Company's independent auditors:

      Votes For                 Votes Against            Votes Abstaining
      202,189,565               2,241,373                1,300,789

      3. Election of Directors:

      Director                               Votes For      Votes Withheld

      David H. Pohl                          190,412,526        11,175,969

      Lowell W. Giffhorn                     194,859,555         6,728,940

      Carlton M. Johnson, Jr                 195,997,869         5,590,626

      Helmut Falk, Jr                        193,816,210         7,772,285

      Gloria H. Felcyn                       199,967,120         7,621,375

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      Our Common Stock ("Common Stock") is traded in the over-the-counter market and is quoted on the NASD OTC Bulletin Board system maintained by the National Association of Securities Dealers, Inc. Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for our shares has been sporadic and at times very limited.

      The following table sets forth the high and low closing bid quotations for the Common Stock for the fiscal years ended May 31, 2005 and 2004.

                                                            BID QUOTATIONS
                                                            --------------
                                                          HIGH           LOW
Fiscal Year Ended May 31, 2004
   First Quarter                                          $0.07         $0.04
   Second Quarter                                         $0.08         $0.04
   Third Quarter                                          $0.17         $0.03
   Fourth Quarter                                         $0.15         $0.08

Fiscal Year Ended May 31, 2005
   First Quarter                                          $0.09         $0.03
   Second Quarter                                         $0.05         $0.03
   Third Quarter                                          $0.25         $0.05
   Fourth Quarter                                         $0.18         $0.07

      We have approximately 648 shareholders of record as of May 31, 2005. Because most of our Common Stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders. We have never paid a cash dividend on our Common Stock and do not expect to pay one in the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES

      During the fourth fiscal quarter ended May 31, 2005, we did not offer for sale any unregistered securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

      During the third quarter of the fiscal year ended May 31, 2005 and in the first quarter of fiscal 2006, the Company entered into agreements for the licensing of its technology with Advanced Micro Devices Inc. ("AMD") and Intel Corporation, respectively, among the largest of the microprocessor manufacturers. We believe the agreements represent validation of the Company's position that its intellectual property was and is being infringed by major manufacturers of microprocessor technology. Also, we believe the agreements demonstrate value of the Company's intellectual property based upon "arms length" transactions with major electronics manufacturers.

      In June 2005, the Company entered into a series of agreements with TPL and others to facilitate the pursuit of infringers, many of which are large scale, of its intellectual property. It is the intention of management that the recently signed license agreements will be used as a starting point to work toward more favorable terms in future negotiations. Management believes that utilizing the option of working through TPL, as compared to creating and using a Company licensing team for those activities, is a prudent way to achieve the desired results as the Company seeks to obtain fair value from the users of its intellectual property.

      The Company continues to develop, market and sell microprocessors, the technology behind the microprocessors and complementary products which enable computers and other data processing devices to communicate. These products can be used to connect to the Internet or other telecommunications networks.

CRITICAL ACCOUNTING POLICIES

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. We believe the following critical accounting policies affect our most significant estimates and judgments used in the preparation of our consolidated financial statements.

1.    Revenue Recognition

      Accounting for revenue recognition is complex and affected by interpretations of guidance provided by several sources, including the Financial Standards Accounting Board ("FASB") and the Securities and Exchange Commission ("SEC"). This guidance is subject to change. We follow the guidance established by the SEC in Staff Accounting Bulletin No. 104, as well as generally accepted criteria for revenue recognition, which require that, before revenue is recorded, there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured, and delivery to our customer has occurred. Applying these criteria to certain of our revenue arrangements requires us to carefully analyze the terms and conditions of our license agreements. Revenue from our technology license agreements is generally recognized at the time we enter into a contract and provide our customer with the licensed technology. We believe that this is the point at which we have performed all of our obligations under the agreement; however, this remains a highly interpretive area of accounting and future license agreements may result in a different method of revenue recognition. Fees for maintenance or support of our licenses are recorded on a straight-line basis over the underlying period of performance.

2.    Assessment of Contingent Liabilities

      We are involved in various legal matters, disputes, and patent infringement claims which arise in the ordinary conduct of our business. We accrue for estimated losses at the time when we can make a reliable estimate of such loss and it is probable that it has been incurred. By their very nature, contingencies are difficult to estimate. We continually evaluate information related to all contingencies to determine that the basis on which we have recorded our estimated exposure is appropriate.

3.    Stock Options

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

4.    Debt Discount

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

5.    Patents and Trademarks

      Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of four years. The carrying value of patents and trademarks is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.

6.    Income Taxes

      Deferred income taxes are provided for by recognizing temporary differences in certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $42,000 for the year ended May 31, 2005, from $14,732,000 at May 31, 2004 to $14,690,000 at May
31, 2005.

RESULTS OF OPERATIONS

      In the third quarter of fiscal year 2005 we entered into an agreement with AMD that granted licenses for our Ignite microprocessor and for our patent portfolio of microprocessor technologies. The Ignite license called for payments totaling $1,220,000 with $300,000 paid upon closing of the agreement, $292,500 to be paid in the fourth quarter of fiscal 2005 and the remaining balance to be paid in the first three quarters of fiscal 2006. The revenues associated with the Ignite license were all recognized in fiscal 2005. The agreement also called for a maintenance fee totaling $100,000 connected with the Ignite license. That fee, payable in equal amounts of $25,000 on April 1, 2005, August 15, 2005, November 15, 2005 and February 15, 2006, is considered to support the Ignite license over a period of four years and is being recognized as revenue evenly over the four year period. The Ignite license contains provisions for royalties based upon deliveries of products using the technology. However we cannot make reliable projections of quantities or the timing of shipments that could lead to royalty payments resulting from this agreement. The agreement with AMD also included a non-exclusive license for our portfolio of intellectual property. A one-time license fee amounting to $1,730,000 was agreed upon with equal payments of $432,500 to be paid on the following dates: April 1, 2005, August 15, 2005, November 15, 2005 and February 15, 2006. The entire amount of the license fee was recognized as revenue in fiscal 2005.

      We continue to receive small orders for communications products that have reached the end of their life cycle. We no longer market these products but we do fill orders received, primarily from prior customers. We continue to fill small orders for microprocessor products from existing inventory that is carried at zero value.

      Total sales from communications and microprocessor technology products decreased from approximately $74,000 to approximately $25,000 from the fiscal year ended May 31, 2004 to the fiscal year ended May 31, 2005.

      Research and development expenses decreased from approximately $550,000 for the fiscal year ended May 31, 2004 to approximately $295,000 for the fiscal year ended May 31, 2005. The decrease was primarily due to staff reductions from five employees during the 2004 fiscal period to two employees during most of the 2005 fiscal period. Expenditures for tools and administrative expenses declined in the 2005 fiscal year as compared with the 2004 fiscal year. Also, depreciation expense for research and development declined from approximately $44,000 for the fiscal year ended May 31, 2004 to approximately $11,000 for the fiscal year ended May 31, 2005 as fixed assets became fully depreciated and were not replaced.

      Selling, general and administrative expenses increased from approximately $1,254,000 for the fiscal year ended May 31, 2004 to approximately $2,600,000 for the fiscal year ended May 31, 2005. This significant increase resulted from multiple changes in our administrative operations. Legal fees increased from approximately $102,000 for the fiscal year ended May 31, 2004 to approximately $394,000 for the fiscal year ended May 31, 2005 as a result of our efforts to pursue infringers of our intellectual property as well as in support of administrative and strategic changes for our Company. Legal expenses amounting to approximately $371,000, were incurred by our attorneys and recognized as expenses by us in the fiscal year ended May 31, 2005 in connection with intellectual property enforcement efforts. Similar expenditures for the fiscal year ended May 31, 2004 amounted to approximately $21,000. A law firm involved in the Company's intellectual property enforcement efforts has asserted a claim, which the Company disputes, for contingency fees payable in connection with the AMD agreement. The disputed fees have been accrued by us in the amount of $346,000, however payment is suspended as the disputed claim is litigated. Undisputed contingency fees in connection with the AMD agreement were recorded in the amount of approximately $208,000. We expect that resolution of legal matters that have led to unusually large legal expenses for the 2005 fiscal year will result in reduced legal expenses for the 2006 fiscal year. Total rent expense increased from approximately $181,000 for the fiscal year ended May 31, 2004 to approximately $281,000, primarily as a result of the accrual of rent expense liability on the unused portion of our leased space. Other General and Administrative expense categories increased in fiscal year 2005 as compared with fiscal year 2004 including the cost of insurance, transfer agent fees, and investor relations.

      Marketing expenses increased from approximately $311,000 for the fiscal year ended May 31, 2004 to approximately $325,000 for the fiscal year ended May 31, 2005. The increase resulted from additional consulting costs and increases in telephone and other administrative costs associated with marketing activities. Partially offsetting the increases was a reduction of salary costs from approximately $165,000 for the fiscal year ended May 31, 2004 to approximately $134,000 for the fiscal year ended May 31, 2005.

      Other income and expense items for the Company amounted to a net expense of approximately $2,413,000 for the fiscal year ended May 31, 2004 and increased to a net expense of approximately $2,781,000 for the fiscal year ended May 31, 2005. Other income in the amount of $75,000 was recorded in the fiscal year ended May 31, 2004 in connection with the final payment from the sale of gas plasma technology in 1999. Losses on the value of marketable securities amounted to approximately $45,000 for the fiscal year ended May 31, 2004 and approximately $21,000 for the fiscal year ended May 31, 2005. Interest expense increased from approximately $2,443,000 for the fiscal year ended May 31, 2004 to approximately $2,820,000 for the fiscal year ended May 31, 2005. That increase primarily resulted from an increase in non-cash interest expense associated with the conversion of debentures. The value of debt discount features recorded upon the issuance of a debenture is expensed as non-cash interest over the term of the debt. However as the debentures are converted to common stock any remaining balance of debt discount is recognized as non-cash interest in that period. Non-cash interest expense increased from approximately $2,294,000 for the fiscal year ended May 31, 2004 to approximately $2,679,000 for the fiscal year ended May 31, 2005.

      The Company's net loss for the fiscal year ended May 31, 2005 amounted to approximately $2,694,000 compared with a loss of approximately $4,150,000 for the fiscal year ended May 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash, marketable securities and short-term investment balances increased from approximately $379,000 as of May 31, 2004 to approximately $1,289,000 as of May 31, 2005. We also held short term certificates of deposit amounting to $200,000 as of May 31, 2005. Total current assets increased from approximately $702,000 as of May 31, 2004 to approximately $3,612,000 as of May 31, 2005. Total current liabilities increased from approximately $548,000 as of May 31, 2004 to approximately $1,644,000 as of May 31, 2005. The improvement in the current position of the Company primarily resulted from the AMD agreement that was recorded in the third quarter of the 2005 fiscal year.

      During the fiscal years ended May 31, 2005 and May 31, 2004, the Company's operating activities used cash in the amounts of approximately $628,000 and $2,076,000, respectively. The net cash used in operating activities was primarily due to the Company's reported net loss as adjusted for non-cash expense items. Investing activities in 2005 used approximately $893,000 primarily due to the purchase of certificates of deposit and other short-term investments and deposits. The Company's financing activities generated approximately $1,757,000 and approximately $2,428,000 in fiscal 2005 and 2004, respectively, which amounts were primarily derived from the issuance of convertible debentures of approximately $490,000 and $2,175,000, respectively, proceeds from the issuance of common stock of approximately $453,000 and $50,000, respectively, and proceeds from the exercise of common stock warrants and options of approximately $821,000 and 175,000, respectively.

      During recent years we have relied upon financing activities to provide the funds necessary for the Company's operations. During fiscal years 2004 and 2005 we raised approximately $4,165,000 through the sale of common stock, the issuance of convertible debentures and notes payable and related conversions and exercises of common stock warrants. The number of shares of the Company's common stock outstanding increased from 106,547,807 to 280,492,013 during the fiscal years 2004 and 2005, respectively. We believe that the Company will be able to avoid such methods of financing operations for the foreseeable future.

      The Company's current position as of May 31, 2005, further supplemented by the cash generated by the Intel agreement in the first quarter of fiscal 2006, is expected to provide the funds necessary to support the Company's operations through the fiscal year ended May 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS 123R, Share Based Payment. This statement replaces SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation based on the estimated fair value of the equity instrument awarded. SFAS No. 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, options, or other equity instruments or by incurring liabilities in amounts based on the price of the entity's shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement applies to all new awards granted during the fiscal year beginning after December 15, 2005 and to previous awards that are remodified or cancelled after such date. The Company has not yet fully evaluated the effect of adopting SFAS No. 123R on its financial statements.

      In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmmonetary Transaction. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe that the provisions of SFAS No. 153 will have a material impact on its financial statements.

      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and correction of errors made in fiscal years beginning after the date SFAS No. 154 was issued. At the present time, the Company does not believe that adoption of SFAS No. 154 will have a material effect on its financial statements.

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

PATRIOT IS CURRENTLY INVOLVED IN A LEGAL DISPUTE WHICH COULD IMPACT OUR FUTURE RESULTS OF OPERATIONS AND WORKING CAPITAL POSITION

      We are currently in a dispute with a former legal advisor, pursuant to which the legal advisor is asserting a claim against the proceeds we received under our recently signed license agreements. We believe that the advisor's claim lack merit. However, if we lose the matter in court, or otherwise settle the matter outside of court, the cost of the resolution of this matter may impact our future reported results of operations and consume a significant amount of cash.

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

PATRIOT HAS A HISTORY OF LOSSES, EXPECTS FUTURE LOSSES AND MAY NOT ACHIEVE OR SUSTAIN ANNUAL PROFITABILITY

      We have a history of reported losses. For the fiscal years ended May 31, 2005 and 2004, we reported net losses of approximately $2,700,000 and $4,100,000. These losses have resulted primarily from significant costs associated with the development of our products, costs associated with the marketing of those products, and the interest charges and expenses related to equity and debt financings. Although we have entered into two license agreements in fiscal 2005 and the first quarter of fiscal 2006 which have resulted in our reporting significant revenue, there can be no assurance that we will be able to achieve profitable operations in the future. Should the funds generated from these agreements be insufficient to fund our operations, we may be forced to curtail our operations or seek additional external funding. There can be no assurance that additional funding would be available to us or, if it is available, that it would be on terms favorable to us.

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

      We did not develop the technology which is the basis for our products. This technology, which was originally known as the ShBoom technology, was acquired through a series of agreements from one of two co- inventors. We have been, and may again be, subject to claims from such prior parties related to the technology. Such parties may also attempt to exploit the technology independently of our rights to do so. The asset purchase agreement and plan of reorganization between the Company, nanoTronics Corporation and Helmut Falk was the agreement under which we acquired the basic ShBoom technology. The agreement also contained a number of warranties and indemnities related to the ownership of the technology and other matters. We believe nanoTronics Corporation has been liquidated and, due to Mr. Falk's death in July 1995, our ability to obtain satisfaction for any future claims as a result of a breach of the agreement may be limited.

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

IF A LARGE NUMBER OF PATRIOT SHARES ARE SOLD ALL AT ONCE OR IN BLOCKS, THE MARKET PRICE OF OUR SHARES WOULD MOST LIKELY DECLINE

      Our debenture holders are not restricted in the price at which they can sell common stock acquired through the conversion of the debentures or exercise of warrants issued with the debentures. Shares sold at a price below the current market price at which the common stock is trading may cause the market price to decline. The shares of common stock that are issuable on the conversion of debentures or exercise of the warrants issued concurrently with the debentures represent a significant portion of our outstanding shares. Should the price of our stock drop, the number of common shares issuable on the conversion of these debentures would be subject to reset provisions which would substantially increase the number of common shares to be issued. To the extent the debenture holders, and shareholders of currently outstanding common stock, convert and sell their common stock, the common stock price may decrease due to the additional shares in the market. This could allow remaining debenture holders to convert their convertible debentures into even greater amounts of common stock, the sales of which would further depress the stock price. Accordingly, we do not know the exact number of shares that will be issued on the conversions of the debentures.

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

THE MARKET FOR PATRIOT'S STOCK IS SUBJECT TO RULES RELATING TO LOW-PRICED STOCK WHICH LIMITS OUR ABILITY TO ATTRACT COMPETITIVE FUNDING

      Our common stock is currently listed for trading in the NASD Over-The-Counter Bulletin Board Market and is subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In general, the penny stock rules apply to non-NASDAQ or non-national stock exchange companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document, quote information, broker's commission information and rights and remedies available to investors in penny stocks. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules, and as a result, the number of broker-dealers willing to act as market makers in such securities is limited. The "penny stock rules," therefore, may have an adverse impact on the market for our common stock and may affect our ability to attract competitive funding.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROL AND PROCEDURES

      As required by Rule 13a-15(e) under the Exchange Act, as of May 31, 2005, the end of the period to which this annual report relates we have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our President and our Chief Financial Officer. Based upon that evaluation, the Company's executive and financial officers concluded that the disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our report filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and the executive officers at August 1, 2005:

NAME                          AGE         POSITION, OFFICE and TERM
----                          ---         -------------------------

David H. Pohl                  67         Director (since April 2001)/ President
                                          and Chief Executive Officer
Thomas J. Sweeney              55         Chief Financial Officer/Secretary
Carlton M. Johnson, Jr.        45         Director (since August 2001)
Helmut Falk, Jr.               48         Director (since December 1997)
Gloria Felcyn                  58         Director (since October 2002)
Lowell W. Giffhorn             58         Director (since August 1999)

BIOGRAPHICAL INFORMATION

      DAVID H. POHL. Mr. Pohl has served on our board of directors since April 2001. He served as an officer of the Company from January 2001 to March 2002. He was elected President and Chief Executive Officer on June 13, 2005. Except for his service with the Company, Mr. Pohl has been in the private practice of law counseling business clients since 1997, and from 1995 to 1996 was Special Counsel to the Ohio Attorney General regarding investments in entrepreneurial firms by state pension funds. Previously he was a senior attorney with a large U.S. law firm, and held positions as a senior officer and general counsel in large financial services. Mr. Pohl earned a J.D. degree in 1962 from the Ohio State University College of Law, and also holds a BS in Administrative Sciences from Ohio State. Mr. Pohl is also a director and member of the Audit Committee of Peregrine Pharmaceuticals, Inc., a publicly held company.

      THOMAS J. SWEENEY. Mr. Sweeney became our Chief Financial Officer on August 3, 2005. Since 2000, Mr. Sweeney has been a Partner in the San Diego office of Tatum CFO Partners, a national financial services firm that is the largest professional services provider of strategic, financial, and information technology leadership in the country. While a Partner of Tatum and for three and one-half years, Mr. Sweeney served as the Chief Financial Officer of New Visual Corporation, a publicly held development stage company in the telecommunications industry with more than 8,000 shareholders. Also while with Tatum, he served as the Chief Financial Officer of Mitchell International, Inc., a 700 person firm that is a provider of information software, print publications and total business solutions. Also while with Tatum, Mr. Sweeney worked in Johannesburg and Cape Town, South Africa on a project basis for an investment group that was organized under Astrata Group, Inc., a publicly held U.S. company, as it completed acquisitions of satellite technology subsidiaries. Earlier in his career Mr. Sweeney worked as an auditor for Ernst & Young LLP, where he earned his CPA certificate, and he also worked for the international consulting firm of McKinsey & Company. Mr. Sweeney earned his BBA and MBA degrees from The University of Texas at Austin and is a member of the American Institute of CPA's.

      CARLTON M. JOHNSON, JR. Mr. Johnson was appointed a Director on August 5, 2001. Mr. Johnson is in-house legal counsel for Swartz Investments, LLC, a position he has held since June 1996. Mr. Johnson has been admitted to the practice of law in Alabama since 1986, Florida since 1982 and Georgia since 1997. He has been a shareholder in the Pensacola, Florida NJ rated law firm of Smith, Sauer, DeMaria Johnson and as President-Elect of the 500 member Escambia-Santa Rosa Bar Association. He also served on the Florida Bar Young Lawyers Division Board of Governors. Mr. Johnson earned a degree in History/Political Science at Auburn University and Juris Doctor at Samford University - Cumberland School of Law. Mr. Johnson is also a director and member of the audit committee of Peregrine Pharmaceuticals, Inc., a publicly held company.

      HELMUT FALK, JR. Since 1992, Dr. Falk has been the Director of Anesthesia for the Johnson Memorial Hospital in Franklin, Indiana. Dr. Falk received his D.O. from the College of Osteopathic Medicine of the Pacific in 1987 and his B.S. in Biology from the University of California, Irvine in 1983. Dr. Falk is the son of the late Helmut Falk, who was the sole shareholder of nanoTronics and the Chairman and CEO of the Company until his death in July 1995. Dr. Falk is also an heir to the Helmut Falk Estate, which is the beneficial owner of the Company's shares held by the Helmut Falk Family Trust.

      GLORIA H. FELCYN. Ms. Felcyn was appointed a Director and Chairman of our audit committee on October 10, 2002. Since 1982, Ms. Felcyn has been the principal in her own public accounting firm. Prior to establishing her own firm, Ms. Felcyn was employed by Main Hurdman & Cranston from 1969 through 1970 and at Price Waterhouse & Co, in the San Francisco and New York offices from 1970 through 1976. Subsequent to that, Ms. Felcyn worked in the field of off shore tax planning with a major Real Estate Syndication Company. Ms. Felcyn received her B.S. degree in Business Economics from Trinity University in 1968 and is a member of the American Institute of CPA's.

      LOWELL W. GIFFHORN. Mr. Giffhorn was the principal in his own financial management consulting firm from August 1996 until May of 1997, when he joined the Company as our Chief Financial Officer, a position which he held until June 13, 2005. Mr. Giffhorn has served on our board of directors since August 1999. From June 1992 to August 1996 and from September 1987 to June 1990 he was the
CFO of Sym-Tek Systems, Inc. and Vice President of Finance for its successor, Sym-Tek, Inc., a major supplier of capital equipment to the semiconductor industry. Mr. Giffhorn obtained an M.B.A. degree from National University in 1975 and he obtained a B.S. in Accountancy from the University of Illinois in 1969. Mr. Giffhorn is also a director and chairman of the audit committee of DND Technologies, Inc., a publicly held company.

      There is no family relationship between any of our executive officers and directors.

COMMITTEES OF THE BOARD OF DIRECTORS

      Our Board has standing Audit, Compensation and Executive Committees.

      Audit Committee. The Audit Committee is responsible for assisting the Board of Directors in monitoring and oversight of (1) the integrity of the Company's financial statements and its systems of internal accounting and financial controls and (2) the independence and performance of the Company's independent auditors. The Audit Committee, which met 3 times during fiscal 2005, is composed of two directors, both of whom were determined by the Board of Directors to be independent directors. During fiscal 2005 and to date, the Audit Committee has consisted of Ms. Felcyn (Chairman) and Mr. Johnson.

      The Board of Directors has determined that Ms. Felcyn is an audit committee financial expert as defined in Item 401 of Regulation S-B promulgated by the SEC. The Board's conclusions regarding the qualifications of Ms. Felcyn as an audit committee financial expert were based on her standing as a certified public accountant and her degree in business economics.

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

      Executive Committee. The Executive Committee exercises certain powers of the Board of Directors between normally scheduled Board meetings, administers the Company's stock option plan and oversees executive compensation along with other responsibilities. The Executive Committee is composed of Mr. Pohl (chairman), Ms. Felcyn and Mr. Johnson.

      Each  member  of  the  Audit  Committee  and  Compensation   Committee  is
independent as defined under the National Association of Securities Dealers' listing standards.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% shareholders are required by the rules and regulations of the Commission to furnish us with copies of all reports filed by them in compliance with Section 16(a).

      Based solely on our review of copies of the reports we received from persons required to make such filings and our own records, we believe that from the period June 1, 2004 through May 31, 2005, Mr. Pohl, as an officer of the Company, Ms. Felcyn, a director of the Company, and Mr. Giffhorn, a director and former officer of the Company, each failed to file timely one Form 4 with the SEC to report changes in beneficial ownership.

CODE OF ETHICS

      The Company has adopted a Code of Ethics which applies to its principal executive and financial officers. The Code of Ethics will be provided to any person requesting it, without charge, by contacting the Company's corporate office.

ITEM 10. EXECUTIVE COMPENSATION

      There is shown below information concerning the compensation of our chief executive officer and the most highly compensated executive officers whose salary and bonus exceeded $100,000 (each a "Named Officer") for the fiscal years ended May 31, 2005, 2004, and 2003.

                           SUMMARY COMPENSATION TABLE

                                                                                              Long-Term Compensation
                                                                                       -------------------------------------
                                                   Annual Cash Compensation              Awards                Payouts
                                         -----------------------------------------------------------------------------------
                                                                                                                       All
                                                                     Other       Restricted    Securities             Other
           Name and             Fiscal                               Annual        Stock       Underlying    LTIP    Compen
      Principal Position         Year       Salary        Bonus   Compensation    Award(s)    Options/SARs  Payouts  -sation
      ------------------         ----       ------        -----   ------------    --------    ------------  -------  -------
Jeff Wallin                      2005    $146,317 (1)      Nil                                  250,000
  President and CEO (2)          2004    $145,933 (1)      Nil                                  673,000
                                 2003    $127,650 (1)      Nil                                  250,000

Lowell W. Giffhorn               2005    $148,227 (1)      Nil                                  650,000
  Exec. V.P., CFO and            2004    $148,800 (1)      Nil                                  239,000
  Secy. (3)                      2003    $150,779 (1)      Nil                                  115,000

Patrick O. Nunally               2005    $122,734 (1)      Nil                                  200,000
  VP and CTO                     2004    $180,000 (1)      Nil                                  173,000
                                 2003    $189,521 (1)      Nil                                  400,000

      (1)   Included  in  Messrs.   Wallin,   Giffhorn,   and  Nunally  is  cash
            compensation of $400 per month for car allowance.

      (2) Mr. Wallin left the Company in June 2005. He was replaced by Mr. David H. Pohl who became the Company's President and CEO on June 13, 2005.

      (3) Mr. Giffhorn left the Company in June 2005. He was replaced by Mr. Thomas J. Sweeney who became the Company's CFO on August 3, 2005.

      The Company maintains employee benefits that are generally available to all of its employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan. The Company did not make any matching contributions under the 401(k) plan for any of the above named officers during the fiscal years ended May 31, 2005, 2004 and 2003.

EMPLOYMENT CONTRACTS

      The Company entered into a consulting agreement, dated as of March 18, 2004, with SDMC, Inc. whereby SDMC will provide the services of Mr. Wallin to be the President and Chief Executive Officer of the Company. The agreement is for a term through March 18, 2005 providing for payments of $145,200 per annum and provides for automatic one-year renewals unless either party gives a notice at least 30 days but not more than 60 days prior to any anniversary date. The agreement provides for a bonus of up to 50% of the annual base consideration for the applicable year. The agreement also provides for potential bonuses to be paid based on the increase in the price of the Company's Common Stock. Should the price of the Common Stock reach $0.25 for twenty consecutive days, SDMC would receive a cash payment of $10,000. Additional payments will be made to SDMC in the following amounts if the price of the Company's Common Stock reaches the following thresholds: $0.40- $20,000, $0.50- $20,000, $0.60- $30,000, $0.80-
$30,000, and $1.00- $50,000. The Company may terminate SDMC's agreement with or without cause, but termination without cause (other than disability or death) would result in severance payments equal to the lesser of (i) four months of the then current compensation or (ii) the balance remaining of the current compensation for the term of his agreement. If a change in control, as defined in the agreement, occurs during the term of his agreement, and if Mr. Wallin refuses to accept or voluntarily resigns from a position other than a qualified position, as that term is defined in the agreement, then SDMC will receive a lump sum severance payment equal to twelve months of the then current compensation. Under the agreement, the Company granted SDMC options to purchase 500,000 Common Shares, 250,000 vesting on March 18, 2004 and 250,000 vesting on September 18, 2004. The Company also placed in escrow four months of payments which shall be released to SDMC on the termination of Mr. Wallin's services for any reason other than cause or his resignation. By mutual agreement SDMC agreed to the release of the funds in escrow during the fourth quarter of fiscal 2005. Mr. Wallin's employment with the Company ceased on June 12, 2005 and the Company's agreement with SDMC terminated on that date. In September 2005, the Company agreed to pay Mr. Wallin approximately $148,700 in full settlement of all amounts owed to him under his employment contract.

      The Company entered into an employment agreement dated as of September 1, 2004, with Mr. Giffhorn providing for his employment as Executive Vice President and Chief Financial Officer. The agreement is for a term through September 1, 2005, providing for a base salary of $144,000 per annum. The base salary may be increased at the discretion of the Board of Directors. The agreement provides for a bonus of up to 50% of the annual base salary for the applicable year. The agreement also provides Mr. Giffhorn with a monthly car allowance of $400. The Company may terminate Mr.Giffhorn's employment with or without cause, but termination without cause (other than disability or death) would result in severance payments equal to four months of the then current base salary. If a change in control, as defined in the agreement, occurs during the term of his agreement, and if Mr. Giffhorn refuses to accept or voluntarily resigns from a position other than a qualified position, as that term is defined in the agreement, then he will receive a lump sum severance payment equal to twelve months of his then current salary. Under the agreement, the Company granted Mr. Giffhorn a fully vested stock option to purchase up to 300,000 Common Shares as of September 1, 2004 and, in February 2005, granted Mr. Giffhorn a stock option, which will vest 125,000 Common Shares on August 31, 2005 and August 31, 2006. On February 17, 2005 the Board of Directors approved the immediate vesting of 250,000 of Mr. Giffhorn's options. Mr. Giffhorn's employment with the Company ceased on June 13, 2005.

OPTION GRANTS

      Shown below is information on grants of stock options pursuant to the Company's 1992, 1996, 2001 and 2003 Stock Option Plans to the Named Officers reflected in the Summary Compensation Table shown above.

             OPTION GRANTS TABLE FOR FISCAL YEAR ENDED MAY 31, 2005

                                                        Percent of Total Options
                                       Number of         Granted to Employees in      Exercise
              Name                  Options Granted            Fiscal Year             Prices        Expiration Dates
              ----                  ---------------            -----------             ------        ----------------
Jeffrey E. Wallin                         250,000                   7%                 $    0.10      February 16, 2010

Lowell W. Giffhorn                        100,000                   3%                 $    0.07      December 15, 2009
                                          300,000                   9%                 $    0.04      September 1, 2009
                                          250,000                   7%                 $    0.10      February 16, 2010
------------------------------------------------------------------------------------------------------------------------

Patrick Nunally                           200,000                   6%                 $    0.10          July 25, 2005

          AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

      There were no exercises of stock options for the fiscal year ended May 31, 2005 by any of the officers reflected in the Summary Compensation Table shown above. Shown below is information on fiscal year-end values under the Company's 1992, 1996, 2001 and 2003 Stock Option Plans to the officers reflected in the Summary Compensation Table shown above.

                                                             Value of Unexercised In-The-
                          Number of Unexercised Options             Money Options
                              Held at May 31, 2005                 At May 31, 2005
                              --------------------                 ---------------
      Name                Exercisable    Unexercisable      Exercisable      Unexercisable
      ----                -----------    -------------      -----------      -------------
Jeffrey E. Wallin          2,020,000                --     $     118,875     $          --
Lowell W. Giffhorn         1,120,000                --     $      82,550     $          --
Patrick Nunally              600,000                --     $      19,600     $          --

      The fair market value of the unexercised in-the-money options at May 31, 2005 was determined by subtracting the option exercise price from the last sale price reported on the over the counter bulletin board on May 31, 2005.

      The Company has not awarded stock appreciation rights to any of its employees. The Company has no long-term incentive plans.

COMPENSATION OF DIRECTORS

      No direct or indirect remuneration was paid or is payable to the Company's directors during the fiscal years ended May 31, 2005 and May 31, 2004 other than the granting of stock options. In the first quarter of fiscal 2006 cash payments that aggregated $170,000 were made to certain of the Company's board members in connection with their efforts in the consummation of the TPL and Charles H. Moore Agreement. Expenses of the Company's directors in connection with the attendance of board or committee meetings and company related activities are reimbursed by the Company

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of August 31, 2005, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as otherwise noted.

                                                                 Amount & Nature
                                     Name and Address of          of Beneficial
         Title of Class               Beneficial Owner              Ownership          Percent of Class
         --------------               ----------------              ---------          ----------------
Common stock par value $0.00001     Gloria Felcyn, CPA             1,937,050(1)          *
                                    10989 Via Frontera
                                    San Diego, CA 92127

SAME                                Helmut Falk, Jr.               2,728,231(2)          *
                                    10989 Via Frontera
                                    San Diego, CA  92127

SAME                                David H. Pohl                  475,000(3)            *
                                    10989 Via Frontera
                                    San Diego, CA  92127

SAME                                Carlton M. Johnson, Jr.        275,000(4)            *
                                    10989 Via Frontera
                                    San Diego, CA  92127

SAME                                Lowell W. Giffhorn             1,269,848(5)          *
                                    10875 Kemah Lane
                                    San Diego, CA 92131

SAME                                All directors & officers       6,685,129(6)          2.23%
                                    As a group (6 persons)
                                    * Less than 1%

1) As trustee of the Helmut Falk Family Trust and executor of the Helmut Falk estate, Ms. Felcyn effectively controls 1,500,000 shares, comprised of shares which were subject to an escrow arrangement (as described in "Certain Transactions" below) originally issued to nanoTronics in connection with the ShBoom technology acquisition and shares that remain from 5,000,000 non-escrowed shares that were originally issued to nanoTronics in connection with the ShBoom technology acquisition and were subsequently transferred to the Helmut Falk Family Trust. Includes 200,000 shares issuable upon the exercise of outstanding stock options.

2) Includes 315,000 shares issuable upon the exercise of outstanding stock options.

3) Includes 325,000 shares issuable upon the exercise of outstanding stock options.

4) Represents shares issuable upon the exercise of outstanding stock options.

5) Includes 1,095,000 shares issuable upon the exercise of outstanding stock options.

6) Includes 4,475,129 shares issued and outstanding and 2,210,000 shares issuable upon exercise of stock options.

EQUITY COMPENSATION PLAN INFORMATION

Plan category                                                                               Number of securities
                                    Number of securities to       Weighted average        remaining available for
                                    be issued upon exercise       exercise price of        future issuance under
                                    of outstanding options,     outstanding options,        equity compensation
                                      warrants and rights        warrants and rights               plans
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans                   7,148,000                  $ 0.13                    5,852,000
approved by security holders

Equity compensation plans not             109,122,581                  $ 0.04
pproved by security holders                                                                             --
--------------------------------------------------------------------------------------------------------------------

Total                                     116,570,581                  $ 0.05                    5,852,000
====================================================================================================================

      Common shares issuable on the exercise of stock warrants have not been approved by the security holders and, accordingly, have been segregated in the above table.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Other than those transactions described herein, there were no transactions, or series of transactions, during fiscal 2005 and 2004, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to its knowledge any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest other than as described below.

      From June 10, 2002 through August 23, 2002, we issued to Gloria Felcyn, Trustee of the Helmut Falk Family Trust, two 8% Convertible Debentures with accumulative principal balances of $275,000 due June 10, 2004 through August 23, 2004. The initial exercise prices ranged from $0.0727 to $0.08616 and were subject to a downward revisions if the price of our stock was lower on any three month anniversary of the debentures or on the date that a statement registering the resale of the common stock issuable upon conversion of the debentures became effective. Also, in conjunction with the debentures, we issued five year warrants to purchase up to 4,102,431 shares of cur common stock at initial exercise prices ranging from $0.0727 to $0.08616 subject to reset provisions on each six month anniversary of the issuance of the warrants. If the price of our common stock is in excess of $0.20 per share, Ms. Felcyn has a two year option to purchase up to an additional $275,000 of 8% Convertible Debentures on the same terms. Ms. Felcyn converted the debentures into 6,810,102 shares of common stock in July and November 2003 and exercised the warrants into 4,102,431 shares of common stock in July 2003 and January 2004.

      During October 2002 through December 2002, we entered into three 8% short-term notes with Gloria Felcyn, the trustee for the Falk Family Trust, aggregating $180,000 with initial maturity dates ranging from January 1 to January 31, 2003. In July 2003 we issued a new 8% short-term note in the amount of $200,354 with a maturity date of October 7, 2003 in exchange for cancellation of the three 8% short term notes issued in October through December 2002, the accrued interest on the cancelled notes and an additional $10,000 in cash. In January 2004, as part of the exercise of the warrants, the $200,354 note was exchanged for four $25,000 6% notes and shares of common stock which were issued to the beneficiaries of the trust. The 6% notes have a one year and mature in January 2005, at which time they were repaid.

ITEM 13. EXHIBITS

      (a)   The following documents are filed as a part of this Report:

      1.    Financial   Statements.   The   following   consolidated   financial
            statements and Report of Independent Registered Certified Public Accounting Firm are included in Part II of this Report:

            Report of Mayer Hoffman McCann P.C., Independent Certified Public Accounting Firm

            Consolidated Balance Sheets-As of May 31, 2005 and 2004

            Consolidated Statements of Operations-Years Ended May 31, 2005 and 2004

            Consolidated Statement of Stockholders' Equity (Deficit)-Years Ended May 31, 2005 and 2004

            Consolidated Statements of Cash Flows-Years Ended May 31, 2005 and 2004

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

2.2 Assets Purchase Agreement and Plan of Reorganization dated June 22, 1994, among the Company, nanoTronics Corporation and Helmut Falk, incorporated by reference to Exhibit 10.4 to Form 8-K dated July 6, 1994

2.2.1             Amendment  to  Development  Agreement  dated  April  23,  1996 between the Company and Sierra Systems, incorporated by reference to Exhibit 2.2.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed April 29, 1996

2.3 Form of Exchange Offer dated December 4, 1996 between the Company and certain shareholders of Metacomp, Inc. incorporated by reference to Exhibit 2.3 to Form 8-K filed January 9, 1997

2.4 Letter of Transmittal to Accompany Shares of Common Stock of Metacomp, Inc. Tendered Pursuant to the Exchange Offer Dated December 4, 1996 incorporated by reference to Exhibit 2.4 to Form 8-K filed January 9, 1997

3.0               ARTICLES AND BYLAWS.

3.1 Original Articles of incorporation of the Company's predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, file no. 33-23143-FW

3.2 Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18, File No. 33-23143-FW

3.3 Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 24, 1992, incorporated by reference to Exhibit 3.3 to Form 8-K dated May 12, 1992

3.3.1 Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to Form 10-KSB for the fiscal year ended May 31, 1995

3.3.2 Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on June 24,1997, incorporated by reference to Exhibit 3.3.2 to Form 10-KSB for the fiscal year ended May 31, 1997, filed July 18, 1997

3.3.3 Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 28, 2000, incorporated by reference to Exhibit 3.3.3 to Registration Statement on Form S-3 filed May 5, 2000

3.3.4 Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on May 6, 2002, incorporated by reference to Exhibit 3.3.4 to Registration Statement on Form S-3 filed June 27, 2002

3.3.5 Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on October 16, 2003, incorporated by reference to Exhibit
                  3.3.5 to  Registration  Statement  on Form SB-2  filed May 21,
                  2004

Exhibit No.       Document

3.4 Articles and Certificate of Merger of Patriot Financial Corporation into the Company dated May 1, 1992, with Agreement and Plan of Merger attached thereto as Exhibit A, incorporated by reference to Exhibit 3.4 to Form 8-K dated May 12, 1992

3.5 Certificate of Merger issued by the Delaware Secretary of State on May 8, 1992, incorporated by reference to Exhibit 3.5 to Form 8-K dated May 12, 1992

                  Certificate of Merger issued by the Colorado Secretary of State on May 12, 1992, incorporated by reference to Exhibit
                  3.6 to Form 8-K dated May 12, 1992

3.7               Bylaws of the  Company,  incorporated  by reference to Exhibit
                  3.7 to Form 8-K dated May 12, 1992

4.0               INSTRUMENTS ESTABLISHING RIGHTS OF SECURITY HOLDERS.

4.1 Specimen common stock certificate, incorporated by reference to Exhibit 4.1 Form 8-K dated May 12, 1992

4.2 Form of Stock Purchase Warrant (Labway Corporation) dated February 29, 1996, exercisable to purchase 253,166 common shares at $1.58 per share until August 31, 1996, granted to investors in connection with an offering of securities made in reliance upon Regulation S, incorporated by reference to
                  Exhibit 4.2 to Form 10-QSB for fiscal quarter ended February 29, 1996, filed March 15, 1996

4.3 Form of 6% Convertible Subordinated Promissory Note due September 30, 1998 aggregating $1,500,000 to six investors incorporated by reference to Exhibit 4.3 to Form 10-QSB for fiscal quarter ended August 31, 1996, filed October 15, 1996

4.4 Form of 5% Convertible Term Debenture (CC Investments, LDC) due June 2, 1999 aggregating $2,000,000 to two investors incorporated by reference to Exhibit 4.4 to Form 8-K dated June 16, 1997

4.5 Form of Stock Purchase Warrant (CC Investments, LDC) dated June 2, 1997 exercisable to purchase an aggregate of 400,000 common shares at $1.69125 per share until June 2, 2002, granted to two investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to Exhibit
                  4.5 to Form 8-K filed June 17, 1997

4.6 Registration Rights Agreement dated June 2, 1997 by and among the Company and CC Investments, LDC and the Matthew Fund, N.V. related to the registration of the common stock related to Exhibits 4.4 and 4.5 incorporated by reference to Exhibit 4.6 to Form 8-K filed June 17, 1997

4.7 Form of Warrant to Purchase Common Stock (Swartz Family Partnership, L.P.) dated June 2, 1997 exercisable to purchase an aggregate of 211,733 common shares at $1.69125 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to Exhibit 4.7 to Form 8-K filed June 17, 1997

4.8 Registration Rights Agreement dated June 2, 1997 by and among the Company and Swartz Investments, LLC related to the registration of the common stock related to Exhibit 4.7 incorporated by reference to Exhibit 4.8 to Form 8-K filed June 17, 1997

4.9 Form of 5% Convertible Term Debenture (CC Investments, LDC) due June 2, 1999 aggregating $1,000,000 to two investors incorporated by reference to Exhibit 4.9 to Form 10-KSB for the fiscal year ended May 31, 1998, filed August 19, 1998

4.10 Form of Stock Purchase Warrant (CC Investments, LDC) dated November 24, 1997 exercisable to purchase an aggregate of 200,000 common shares at $1.50 per share until June 2, 2002, granted to two investors in connection with the offering of securities described in Exhibit 4.9 incorporated by reference to Exhibit 4.10 to Form 10-KSB for the year ended May 31, 1998, filed August 19, 1998

Exhibit No.       Document

4.11 Form of Warrant to Purchase Common Stock (Swartz Family Partnership, L.P.) dated November 24, 1997 exercisable to purchase an aggregate of 105,867 common shares at $1.50 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities described in
                  Exhibit 4.9 incorporated by reference to Exhibit 4.11 to Form 10-KSB for the year ended May 31, 1998, filed August 19, 1998

4.12 Form of Warrant to Purchase Common Stock (Investor Communications Group, Inc.) dated June 16, 1997 exercisable to purchase an aggregate of 130,000 common shares at prices ranging from $2.50 to $7.50 per share until June 15, 1999 incorporated by reference to Exhibit 4.12 to Form 10-KSB for the year ended May 31, 1998, filed August 19, 1998

4.13 Warrant to Purchase Common Stock issued to Spellcaster Telecommunications, Inc. dated April 28, 1998 exercisable to purchase an aggregate of 100,000 common shares at $1.25 per share until April 28, 2000 incorporated by reference to
                  Exhibit 4.13 to Form 10-KSB for the year ended May 31, 1998, filed August 19, 1998

4.14 Investment agreement dated February 24, 1999 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $5,000,000 incorporated by reference to
                  Exhibit 4.14 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998, filed March 5, 1999

4.15 Registration Rights Agreement dated February 24, 1999 by and between the Company and Swartz Private Equity, LLC related to the registration of the common stock related to Exhibit 4.14 incorporated by reference to Exhibit 4.15 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998, filed March 5, 1999

4.16 Form of Warrant to Purchase Common Stock (Swartz Private Equity, LLC) dated February 24, 1999 exercisable to purchase common shares in connection with the offering of securities in
                  Exhibit 4.14 incorporated by reference to Exhibit 4.16 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998, filed March 5, 1999

4.17 Amended and Restated Investment Agreement dated July 12, 1999 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $5,000,000 incorporated by reference to Exhibit 4.17 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 filed July 15, 1999

4.18 Investment Agreement dated May 2, 2000 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $30,000,000 incorporated by reference to Exhibit
                  4.18 to Registration Statement on Form S-3 filed May 5, 2000

4.18.1 Waiver and Agreement dated September 24, 2001 amending the Investment Agreement (1) dated May 2, 2000 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $30,000,000 incorporated by reference to Exhibit
                  4.18.1 to Registration Statement on Form S-1 filed October 11, 2001

4.19 2001 Stock Option Plan of the Company dated February 21, 2001 incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-8 filed March 26, 2001

4.20 Investment agreement dated September 17, 2001 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $25,000,000 incorporated by reference to
                  Exhibit 4.20 to Registration Statement on Form S-1 filed October 11, 2001

4.21 Registration Rights Agreement dated September 17, 2001 by and between the Company and Swartz Private Equity, LLC related to the registration of the common stock related to Exhibit 4.20 incorporated by reference to Exhibit 4.21 to Registration Statement on Form S-1 filed October 11, 2001

Exhibit No.       Document

4.22 Warrant to Purchase Common Stock dated September 17, 2001 exercisable to purchase common shares in connection with the Offering of securities in Exhibit 4.20 incorporated by reference to Exhibit 4.22 to Registration Statement on Form S-1 filed October 11, 2001

4.23 Financial Consulting Services Agreement between the Company and M. Blaine Riley, Randall Letcavage and Rosemary Nguyen incorporated by reference to Exhibit 4.23 to Registration Statement on Form S-8 filed January 22, 2002

4.24 Form of 8% Convertible Debenture (Lincoln Ventures, LLC) due June 10, 2004 aggregating $1,000,000 to six investors incorporated by reference to Exhibit 4.24 to Registration Statement on Form S-3 filed June 27, 2002

4.25 Form of Stock Purchase Warrant (Lincoln Ventures, LLC) dated June 10, 2002 exercisable to purchase an aggregate of 12,859,175 common shares at initial exercise prices ranging from $0.08616 to $0.10289 per share until June 10, 2007, granted to six investors in connection with the offering of securities described in Exhibit 4.24 incorporated by reference to Exhibit 4.25 to Registration Statement on Form S-3 filed June 27, 2002

4.26 Form of Registration Rights Agreement (Lincoln Ventures, LLC) dated June 10, 2002 by and among the Company and six investors related to the registration of the common stock related to
                  Exhibit 4.24 incorporated by reference to Exhibit 4.26 to Registration Statement on Form S-3 filed June 27, 2002

4.27 2003 Stock Option Plan of the Company dated July 2, 2003 incorporated by reference to Exhibit 4.27 to Registration Statement on Form S-8 filed September 4, 2003

4.28 Form of 8% Convertible Debenture, Stock Purchase Warrant, Registration Rights Agreement and Securities Purchase Agreement for financings entered into between September 28, 2004 and January 17, 2005 incorporated by reference to Exhibit
                  4.28 to Registration Statement on Form SB-2 filed February 2, 2005.

10.0              MATERIAL CONTRACTS.

10.1 1992 Incentive Stock Option Plan of the Company, incorporated by reference to Exhibit 10.1 to Form 8-K dated May 12, 1992

10.1.1 Amendment to 1992 Incentive Stock Option Plan dated January 11, 1995, incorporated by reference to Exhibit 10.1.1 to Form S-8 filed July 17, 1996

10.2              1992   Non-Statutory   Stock   Option  Plan  of  the  Company,
                  incorporated by reference to Exhibit 10.2 to Form 8-K dated May 12, 1992

10.2.1 Amendment to 1992 Non-Statutory Stock Option Plan dated January 11, 1995 incorporated by reference to Exhibit 10.2.1 to Form 10-KSB for fiscal year ended May 31, 1996, filed August 16, 1996

10.3 Lease Agreement between the Company's subsidiary Metacomp, Inc. and Clar-O-Wood Partnership, a California limited partnership dated April 11, 1991 as amended November 11, 1992 and November 2, 1995 incorporated by reference to Exhibit 10.3 to Form 10-KSB for fiscal year ended May 31, 1997, filed July 18, 1997

10.4 Stock Purchase Agreement dated November 29 and 30, 1995, between the Company and SEA, Ltd., incorporated by reference to Exhibit 10.4 to Form 8-K filed December 11, 1995

10.4.1 Letter Amendment to Stock Purchase Agreement dated January 31, 1996, between the Company and SEA, Ltd., incorporated by reference to Exhibit 10.4.1 to Form 10-QSB for fiscal quarter ended February 29, 1996, filed March 15, 1996

10.5 1995 Employee Stock Compensation Plan of the Company, incorporated by reference to Exhibit 10.5 to Form 10-QSB for fiscal quarter ended November 30, 1995, filed December 28, 1995

Exhibit No.       Document

10.6 Letter Stock and Warrant Agreement dated January 10, 1996 between the Company and Robert E. Crawford, Jr., incorporated by reference to Exhibit 10.6 to Form 10-QSB for fiscal quarter ended February 29, 1996, filed March 15, 1996

10.7 Non--Exclusive Manufacturing and Line of Credit Agreement dated February 28, 1996, between the Company and Labway Corporation, incorporated by reference to Exhibit 10.7 to Form 10-QSB for fiscal quarter ended February 29, 1996, filed March 15, 1996

10.8 Distribution and Representation Agreement dated February 28, 1996, between the Company and Innoware, Inc., incorporated by reference to Exhibit 10.8 to Form 10-QSB for fiscal quarter ended February 29, 1996, filed March 15, 1996

10.9 Employment Agreement dated November 20, 1995 between the Company and Elwood G. Norris, incorporated by reference to
                  Exhibit 10.9 to Registration Statement on Form SB-2 filed March 18, 1996

10.9.1 First Amendment to Employment Agreement dated May 17, 1996 between the Company and Elwood G. Norris, incorporated by reference to Exhibit 10.9.1 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 filed May 23, 1996

10.10 Employment Agreement dated November 20, 1995 between the Company and Robert Putnam, incorporated by reference to
                  Exhibit 10.10 to Registration Statement on Form SB-2 filed March 18, 1996

10.11 Sales Contractual Agreement dated March 19, 1996 between the Company and Evolve Software, Inc., incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed April 29, 1996

10.11.1 Two Year Stock Purchase Warrant dated March 19, 1996 Granted to Evolve Software, Inc. Providing for the Purchase of up to 50,000 Common Shares at $2.85, incorporated by reference to
                  Exhibit 10.11.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed April 29, 1996

10.12 Employment Agreement dated as of May 8, 1996 between the Company and Michael A. Carenzo, including Schedule A - Stock Option Agreement, incorporated by reference to Exhibit 10.12 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 filed May 23, 1996

10.12.1 First Amendment to Employment Agreement dated as of May 8, 1996 between the Company and Michael A. Carenzo dated September 23, 1996, incorporated by reference to Exhibit
                  10.12.1 to Form 10-KSB for the fiscal year ended May 31, 1997, filed July 18, 1997

10.13 1996 Stock Option Plan of the Company dated March 25, 1996 and approved by the Shareholders on May 17, 1996, incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 filed May 23, 1996

10.14 Sales Contractual Agreement dated June 20, 1996 between the Company and Compunetics Incorporated incorporated by reference to Exhibit 10.14 to Form 10-KSB for fiscal year ended May 31, 1996, filed August 16, 1996

10.15 Sales Contractual Agreement dated July 31, 1996 between the Company and Premier Technical Sales, Inc. incorporated by reference to Exhibit 10.15 to Form 10-KSB for fiscal year ended May 31, 1996, filed August 16, 1996

10.16 Employment Agreement dated January 1, 1997 between the Company and Norman J. Dawson incorporated by reference to Exhibit
                  10.16 to Form 10-KSB for fiscal year ended May 31, 1997, filed July 18, 1997

Exhibit No.       Document

10.17 Employment Agreement dated January 1, 1997 between the Company and Jayanta K. Maitra incorporated by reference to Exhibit
                  10.17 to Form 10-KSB for fiscal year ended May 31, 1997, filed July 18, 1997

10.18 Technology License and Distribution Agreement dated June 23, 1997 between the Company and Sun Microsystems, Inc. incorporated by reference to Exhibit 10.18 to Form 10-KSB for the fiscal year ended May 31, 1997, filed July 18, 1997

10.19 Employment Agreement dated March 23, 1999 between the Company and James T. Lunney incorporated by reference to Exhibit 10.19 to Form 10-KSB for the fiscal year ended May 31, 1998, filed August 19, 1998

10.20 Employment Agreement dated July 28, 1997 between the Company and Phillip Morettini incorporated by reference to Exhibit
                  10.20 to Form 10-KSB for the fiscal year ended May 31, 1998, filed August 19, 1998

10.21 Employment Agreement dated July 23, 1998 between the Company and Lowell W. Giffhorn incorporated by reference to Exhibit
                  10.21 to Form 10-KSB for the fiscal year ended May 31, 1998, filed August 19, 1998

10.22 Secured Promissory Note dated June 12, 2000 between the Company and James T. Lunney incorporated by reference to
                  Exhibit 10.22 to Form 10-KSB for the fiscal year ended May 31, 2000, filed August 29, 200

10.23 Purchase Agreement dated June 29, 2000 between the Company and 4S 37/38, LLC incorporated by reference to Exhibit 10.23 to Form 10-KSB for the fiscal year ended May 31, 2000

10.24 Employment Agreement dated October 2, 2000 between the Company and Miklos B. Korodi incorporated by reference to Exhibit
                  10.24 to Form 10-QSB for the fiscal quarter ended November 30, 2000, filed January 12, 2001

10.25 Employment Agreement dated December 1, 2000 between the Company and Richard G. Blum incorporated by reference to
                  Exhibit 10.25 to Form 10-QSB for the fiscal quarter ended November 30, 2000, filed January 12, 2001

10.26 Employment Agreement dated January 29, 2001 between the Company and Serge J. Miller incorporated by reference to
                  Exhibit 10.26 to Form 10-KSB for the fiscal year ended May 31, 2001, filed August 29, 2001

10.27 Lease Agreement dated February 23, 2001 between the Company and Arden Realty Finance IV, LLC incorporated by reference to
                  Exhibit 10.27 to Form 10-KSB for the fiscal year ended May 31, 2001, filed August 29, 2001

10.28 Employment Agreement dated January 1, 2001 between the Company and David H. Pohl incorporated by reference to Exhibit 10.28 to Form 10-KSB for the fiscal year ended May 31, 2001, filed August 29, 2001

10.29 Employment Agreement dated April 26, 2001 between the Company and David H. Pohl incorporated by reference to Exhibit 10.29 to Form 10-KSB for the fiscal year ended May 31, 2001, filed August 29, 2001

10.30 Employment Agreement dated November 17, 2001 between the Company and Lowell W. Giffhorn incorporated by reference to
                  Exhibit 10.30 to Registration Statement on Form S-3 filed June 27, 2002

Exhibit No.       Document

10.31             Employment  Agreement  dated  December  20,  2001  between the
                  Company  and  Jayanta  Maitra  incorporated  by  reference  to
                  Exhibit 10.31 to Registration Statement on Form S-3 filed June 27, 2002

10.32 Consulting Agreement dated March 7, 2002 between the Company and SDMC, Inc. incorporated by reference to Exhibit 10.32 to Registration Statement on Form S-3 filed June 27, 2002

10.33 Employment Agreement dated January 2, 2004 between the Company and Jayanta Maitra incorporated by reference to Exhibit 10.33 to Registration statement on Form SB-2 filed May 21, 2004

10.34 Consulting Agreement dated March 18, 2004 between the Company and SDMC, Inc. incorporated by reference to Exhibit 10.34 to Registration Statement en Form SB-2 filed May 21, 2004

10.35 Employment Agreement dated June 1, 2004 between the Company and Patrick Nunally incorporated by reference to Exhibit 10.35 to Form 10-KSB for the fiscal year ended May 31, 2004, filed August 19, 2004.

10.36 Amendment No. 1 to Employment Agreement dated July 12, 2004 between the Company and Patrick Nunally incorporated by reference to Exhibit 10.36 to Form 10-KSB for the fiscal year ended May 31, 2004, filed August 19, 2004.

10.37 Employment Agreement dated September 1, 2004 between the Company and Lowell W. Giffhorn incorporated by reference to
                  Exhibit 10.37 to Registration Statement on Form SB-2 filed February 2, 2005.

10.38 IGNITE License Agreement with Advanced Micro Devices, Inc., dated February 21, 2005, incorporated by reference to Exhibit
                  10.38 to Form 8-K filed February 28, 2005.

10.39 Patent Portfolio License Agreement with Advanced Micro Devices, Inc., dated February 21, 2005, incorporated by reference to Exhibit 10.39 to Form 8-K filed February 28, 2005.

10.40 Master Agreement, dated as of June 7, 2005, by and among the Company, Technology Properties Limited Inc., a California corporation and Charles H. Moore, an individual, incorporated by reference to Exhibit 10.40 to Form 8-K filed June 15, 2005.

10.41 Commercialization Agreement dated as of June 7, 2005 by and among the JV LLC, Technology Properties Limited Inc., a California corporation, and the Company, incorporated by reference to Exhibit 10.41 to Form 8-K filed June 15, 2005.

10.42 Limited Liability Company Operating Agreement of JV LLC, a Delaware limited liability company, dated as of June 7, 2005, incorporated by reference to Exhibit 10.42 to Form 8-K filed June 15, 2005.

10.43 Agreement for Part-Time Employment dated August 3, 2005 between the Company and Thomas J. Sweeney, incorporated by reference to Exhibit 99.3 to Form 8-K filed August 9, 2005.

14.0              CODE OF ETHICS.

14.1 Code of Ethics for Senior Financial Officers incorporated by reference to Exhibit 14.1 to Form 10-K for the fiscal year ended May 31, 2003, filed August 29, 2003

21.0              SUBSIDIARIES OF THE SMALL BUSINESS ISSUER.

21.1              Subsidiaries of the small business issuer

23.0              CONSENTS OF EXPERTS AND COUNSEL.

23.1 Consent of Mayer Hoffman McCann P.C., independent registered certified public accounting firm

31.0              CERTIFICATIONS  PURSUANT TO SECTION 302 OF THE  SARBANES-OXLEY
                  ACT OF 2002.

31.1              Certification of David H. Pohl, CEO

31.2              Certification of Thomas J. Sweeney, CFO

Exhibit No.       Document

32.0              CERTIFICATIONS  PURSUANT TO SECTION 906 OF THE  SARBANES-OXLEY
                  ACT OF 2002.

32.1              Certification of David H. Pohl, CEO

32.2              Certification of Thomas J. Sweeney, CFO

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

99.3 Form of Incentive Stock Option Agreement to the Company's 1996 stock Option Plan (individual agreements differ as to number of shares, dates, prices and vesting), incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 filed May 23, 1996

99.4 Form of Non-Qualified Stock Option Agreement to the Company's 1996 Stock Option Plan (individual agreement differ as to number of shares, date, prices and vesting), incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 filed May 23, 1996

99.5              Press   Release  of  the  Company   dated   November  4,  1996
                  incorporated by reference to Exhibit 99.5 to Form 8-K filed January 9, 1997

99.6 Form of Incentive Stock Option Agreement to the Company's 2001 Stock Option Plan incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8 filed March 26, 2001

99.7 Form of Non-Qualified Stock Option Agreement to the Company's 2001 Stock Option Plan incorporated by reference to Exhibit
                  99.7 to  Registration  Statement  on Form S-8 filed  March 26,
                  2001

99.8 Form of Incentive Stock Option Agreement to the Company's 2003 Stock Option Plan incorporated by reference to Exhibit 99.8 to Registration Statement on Form S-8 filed September 4, 2003

99.9 Form of Non-Qualified Stock Option Agreement to the Company's 2003 Stock Option Plan incorporated by reference to Exhibit
                  99.9 to Registration Statement on Form S-8 filed September 4, 2003

      (1)   Previously filed in indicated registration statement or report.

      (2) Exhibit filed herewith this Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Mayer Hoffman McCann P.C. (previously Nation Smith Hermes Diamond) was our principal accountant during the years ended May 31, 2005 and May 31, 2004. BDO Seidman, LLP was our principal accountant for previous fiscal years and for the review of quarterly reports and registration statements through May 20, 2002. Presented below are the fees billed during the fiscal years ended May 31, 2005 and 2004.

                                              2005              2004
                                              ----              ----

      Audit fees                              $ 148,350         $  92,057
      Audit-related fees                              0                 0
      Tax fees                                    6,500            13,000
      All other fees                                150               (57)
                                              ---------         ---------

      Total                                   $ 155,000         $ 105,000
                                              =========         =========

      Audit Fees. Audit Fees include all services that are performed to comply with generally accepted auditing standards. In addition, this category includes fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements, such as audits, quarterly reviews, attest services, statutory audits, comfort letters, consents, reports on an issuer's internal controls, and review of documents to be filed with the SEC. Certain services, such as tax services and accounting consultations, may not be billed as audit services. To the extent that such services are necessary to comply with GAAS (i.e., tax accrual work), an appropriate allocation of those fees is in this category.

      Audit-related Fees. Audit-Related Fees includes assurance and related services that are traditionally performed by an independent accountant such as employee benefit plan audits, due diligence related to mergers and acquisitions, accounting assistance and audits in connection with proposed or consummated acquisitions, and special assignments related to internal control reviews.

      Tax Fees. Tax Fees includes all services performed by an accounting firm's tax division except those related to the audit. Typical services include tax compliance, tax planning and tax advice.

      All Other Fees. All Other Fees includes fees for any service not addressed in the other three categories above.

      To help ensure the independence of our independent auditor, the Audit Committee of the Board of Directors of the Company has approved and adopted a Policy on Engagement of Independent Auditor, which is available on the Company's Web site at http:/www.ptsc.com.

      Pursuant to the Policy on Engagement of Independent Auditor, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent auditor. The Audit Committee preapproves all audit services and non-audit services to be provided by our independent auditor. The Audit Committee may delegate to one or mere of its members the authority to grant the required approvals, provided that any exercise of such authority is presented at the next Audit Committee meeting.

      Each audit, non-audit or tax service that is approved by the Audit Committee will be reflected in a written engagement letter or writing specifying the services to be performed and the cost of such services, which will be signed by either a member of the Audit Committee or by an officer of the Company authorized by the Audit Committee to sign on behalf of the Company.

      The Audit Committee will not approve any prohibited non-audit service or any non-audit service that individually or in the aggregate may impair, in the Audit Committee's opinion, the independence of our independent auditor.

      In addition, beginning on January 1, 2003, our independent auditor may not provide any services to the Company's officers or Audit Committee members, including financial counseling and tax services.

Patriot Scientific Corporation

         Index to Consolidated Financial Statements

         Report of Independent Registered
           Certified Public Accounting Firm..................................F-1

         Audit Opinion 2005 .................................................F-2

         Audit Opinion 2004..................................................F-3

         Consolidated Balance Sheets as of May 31, 2005 and 2004.............F-4

         Consolidated Statements of Operations for the Years Ended
           May 31, 2005 and 2004.............................................F-5

         Consolidated Statement of Stockholders' Equity for the
           Years Ended May 31, 2005 and 2004.................................F-6

         Consolidated Statements of Cash Flows for the Years Ended
           May 31, 2005 and 2004.............................................F-7

         Summary of Accounting Policies..............................F-8 to F-11

         Notes to Consolidated Financial Statements.................F-12 to F-22

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Patriot Scientific Corporation
San Diego, California

We have audited the accompanying consolidated balance sheet of Patriot Scientific Corporation as of May 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Patriot Scientific Corporation at May 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Mayer Hoffman McCann P.C.

San Diego, California

August 18, 2005, except for notes 10 and 12, for which the date is September 12, 2005.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Patriot Scientific Corporation
San Diego, California

We have audited the accompanying consolidated balance sheet of Patriot Scientific Corporation as of May 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Patriot Scientific Corporation at May 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the 2004 financial statements, the Company has suffered recurring losses from operations, has negative cash flows and has negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Nation Smith Hermes Diamond

San Diego, California

July 8, 2004

                         PATRIOT SCIENTIFIC CORPORATION
                           CONSOLIDATED BALANCE SHEETS

May 31,                                                              2005              2004
-----------------------------------------------------------------------------------------------
ASSETS (Notes 1, 4, 5 and 7)

Current Assets:
   Cash and cash equivalents                                     $    591,426      $    355,940
   Marketable securities and short term investments                   697,524            22,646
   Restricted short term investment (Note 4)                          201,648                --
   Licenses receivable (Note 3)                                     2,000,000                --
   Prepaid expenses and other current assets                          121,758           323,293
-----------------------------------------------------------------------------------------------

Total current assets                                                3,612,356           701,879

Property and equipment, net (Note 2)                                   21,376            68,389

Other assets                                                           23,891            41,221

Patents and trademarks, net of accumulated amortization of
   $549,563 and $501,235                                               66,411           114,739
-----------------------------------------------------------------------------------------------
                                                                 $  3,724,034      $    926,228
===============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Line of credit (Note 4)                                       $    100,000      $         --
   Current portion of 8% convertible debentures, net of debt
     discount of $301,320 and $27,180 (Note 7)                        421,847           145,320
   Secured notes payable to affiliates (Note 5)                            --           100,000
   Accounts payable                                                   268,458           134,600
   Accrued liabilities and other (Note 6)                             505,153           160,102
   Current portion of capital lease obligation (Note 10)                2,306             8,020
   Accrued contested fee payable (Note 3)                             346,000                --
-----------------------------------------------------------------------------------------------

Total current liabilities                                           1,643,764           548,042

8% Convertible Debentures, net of discount of $111,559 and
   $2,047,966 (Note 7)                                                 45,942           227,701

Long term portion of capital lease obligation (Note 10)                    --             2,306
-----------------------------------------------------------------------------------------------

    Total liabilities                                               1,689,706           778,049
-----------------------------------------------------------------------------------------------

Commitments and contingencies (Note 1, 3, 7 and 10)

Stockholders' equity (Notes 7 and 8)
   Preferred stock, $.00001 par value; 5,000,000 shares
     authorized: none outstanding                                          --                --
   Common stock, $.00001 par value: 500,000,000 shares
     authorized: 280,492,013 and 171,156,363 issued and
     outstanding                                                        2,805             1,712
   Additional paid-in capital                                      54,569,091        49,990,485
   Accumulated deficit                                            (52,537,568)      (49,844,018)
-----------------------------------------------------------------------------------------------
   Total stockholders' equity                                       2,034,328           148,179
-----------------------------------------------------------------------------------------------

                                                                 $  3,724,034      $    926,228
===============================================================================================

            See accompanying summary of accounting policies and notes
                     to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

Years Ended May 31,                                           2005              2004
-----------------------------------------------------------------------------------------
Net sales (Note 11)
   Product                                               $      25,077      $      74,017
   Licenses and royalties                                    2,957,509              2,400
-----------------------------------------------------------------------------------------
Net sales                                                    2,982,586             76,417

Cost of sales                                                       --             10,472
-----------------------------------------------------------------------------------------

Gross profit                                                 2,982,586             65,945
-----------------------------------------------------------------------------------------

Operating expenses:
   Research and development                                    294,735            549,756
   Selling, general and administrative                       2,600,430          1,253,559
-----------------------------------------------------------------------------------------
Operating expenses                                           2,895,165          1,803,315
-----------------------------------------------------------------------------------------
Operating income (loss)                                         87,421         (1,737,370)
-----------------------------------------------------------------------------------------
Other income (expense):
   Sale of technology                                               --             75,500
   Loss on marketable securities                               (21,180)           (45,354)
   Other income (Note 10)                                       60,379                270
   Interest expense (Notes 4 and 7)                         (2,820,170)        (2,443,024)
-----------------------------------------------------------------------------------------
Other expense                                               (2,780,971)        (2,412,608)
-----------------------------------------------------------------------------------------
Net loss                                                 $  (2,693,550)     $  (4,149,978)
=========================================================================================

Basic and diluted loss per common share                  $       (0.01)     $       (0.03)
=========================================================================================

Weighted average number of common shares outstanding       222,495,047        139,767,276
=========================================================================================

            See accompanying summary of accounting policies and notes
                     to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended May 31, 2005 and 2004

                                                           Common Stock              Additional
                                                   ----------------------------        Paid-in        Accumulated      Stockholders'
                                                     Shares           Amounts          Capital         Deficit            Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2003                              106,547,807     $      1,066     $ 44,281,210     $(45,694,040)     $ (1,411,764)

Issuance of common stock at $.025 and $.034
  per share                                          1,800,752               18           50,422               --            50,440
Exercise of warrants and options at $.02 to
  $.04 per share                                    11,184,175              112          285,832               --           285,944
Issuance of common stock for services at $.04
  and $.12 per share                                 1,126,496               11           59,841               --            59,852
Conversion of debentures payable plus accrued
  interest at $.02 and $.06 per share               50,497,133              505        1,757,123               --         1,757,628
Value of warrants issued                                    --               --        3,556,057               --         3,556,057
Net loss                                                    --               --               --       (4,149,978)       (4,149,978)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2004                              171,156,363            1,712       49,990,485      (49,844,018)          148,179

Issuance of common stock at $.03 and $.10 per
  share                                              4,625,000               46          453,204               --           453,250
Exercise of warrants and options at $.02 to
  $.06 per share                                    39,028,511              390          820,898               --           821,288
Issuance of common stock for services at $.05
  and $.09 per share                                   796,000                8           58,792               --            58,800
Conversion of debentures payable plus accrued
  interest at $.02 and $.05 per share               64,886,139              649        2,169,287               --         2,169,936
Non-cash compensation                                       --               --           59,675               --            59,675
Non-cash interest and debt discount related
  to warrants and debentures                                --               --        1,016,750               --         1,016,750
Net loss                                                    --               --               --       (2,693,550)       (2,693,550)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2005                              280,492,013     $      2,805     $ 54,569,091     $(52,537,568)     $  2,034,328
===================================================================================================================================

            See accompanying summary of accounting policies and notes
                     to consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended May 31,                                                                    2005             2004
---------------------------------------------------------------------------------------------------------------
Operating activities:
   Net loss                                                                        $(2,693,550)     $(4,149,978)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Amortization and depreciation                                                    94,353          135,450
       Non-cash interest expense related to convertible debentures, notes
         payable and warrants                                                        2,679,018        2,293,922
       Gain on sale of technology                                                           --          (75,500)
       Gain on disposal of fixed assets                                                 (4,012)              --
       Unrealized loss on marketable securities                                         21,180           45,354
   Common stock, options and warrants issued for services                              118,475           59,852
   Changes in:
       Prepaid and other current assets                                                218,865         (235,678)
       Licenses receivable                                                          (2,000,000)              --
       Accounts payable and accrued expenses                                           435,645         (149,394)
       Contingency fee payable                                                         501,700               --
---------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                 (628,326)      (2,075,972)
---------------------------------------------------------------------------------------------------------------

Investing activities:
   Purchase of short term investments                                                 (897,706)              --
   Proceeds from sale of fixed assets                                                    5,000               --
   Proceeds from sale of technology                                                         --            7,500
   Purchase of property, equipment and patents, net                                         --          (36,123)
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (892,706)         (28,623)
---------------------------------------------------------------------------------------------------------------

Financing activities:
   Payment of shareholder note                                                        (100,000)              --
   Proceeds from line of credit                                                        100,000               --
   Proceeds from issuance of secured notes payable                                          --           12,320
   Payments for capital lease obligations                                               (8,020)          (6,405)
   Proceeds from issuance of convertible debentures                                    490,000        2,175,000
   Proceeds from issuance of common stock                                              453,250           50,440
   Proceeds from exercise of common stock warrants and options                         821,288          175,237
   Proceeds from sale of accounts receivable                                                --           21,280
---------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            1,756,518        2,427,872
---------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                              235,486          323,277
Cash and cash equivalents, beginning of year                                           355,940           32,663
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                             $   591,426      $   355,940
===============================================================================================================

Supplemental Disclosure of Cash Flow Information:

   Cash payments for interest                                                      $    15,406      $    17,220
   Convertible debentures, notes payable and accrued interest exchanged for
      common stock                                                                 $ 2,169,936      $ 1,757,628
   Debt discount arising from issuance of detachable warrants                      $   490,000      $ 2,873,167
===============================================================================================================

            See accompanying summary of accounting policies and notes
                     to consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Patriot Scientific Corporation (the "Company"), a Delaware corporation incorporated in 1987, is engaged in the development, marketing, and sale of patented microprocessor technology and the sale of high-performance high-speed data communication products.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, Metacomp, Inc. ("Metacomp") and Plasma Scientific Corporation. All material intercompany transactions and balances have been eliminated in consolidation.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2004 financial statements in order for them to conform to the 2005 presentation. Such reclassifications have no impact on the Company's financial position or results of operations.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, short-term investments and accounts and licenses receivable.

At times, the Company's balance of cash and investments in certificates of deposits maintained with its bank may exceed the FDIC insured limit of $100,000. The Company limits its exposure of loss by maintaining its cash with financially stable financial institutions. When the Company has excess cash, the Company's cash equivalents are placed in high quality money market accounts with major financial institutions and high grade short-term commercial paper. The Company believes this investment policy limits its exposure to concentrations of credit risk. Money market accounts are federally insured; however, commercial paper is not insured. The Company has not experienced any losses in such accounts.

Concentrations of credit risk with respect to receivables are primarily limited due to the high credit worthiness of the Company's customers. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. Generally, the Company does not require collateral or other security to support customer receivables.

The carrying value of financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of the immediate or short-term maturity of these instruments. The carrying value of the Company's line of credit obligation approximates its estimated fair value due to the instrument bearing a variable rate of interest which reflects the current market rate available to the Company. The fair value of the Company's convertible debentures at May 31, 2005 and 2004 was approximately $880,000 and $2,450,000, which exceeded the debentures carrying amount due to the discounts applied to the instruments for accounting purposes.

CASH EQUIVALENTS, MARKETABLE SECURITIES, AND SHORT TERM INVESTMENTS

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments acquired with a maturity of three months or less to be a cash equivalent.

At May 31, 2005 and 2004, the Company had investments in marketable equity securities having a carrying value of $1,466 and $22,646, respectively.
Marketable equity securities are carried at their fair value, with unrealized gains or losses reflected in the statement of operations. During the years ended May 31, 2005 and 2004, the Company recognized unrealized losses related to the write down in the carrying value of the securities of approximately $21,000 and $45,000.

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

At May 31, 2005, the Company also has approximately $696,000 in certificates of deposit maintained with various financial institutions. The certificates mature at various dates in fiscal 2006, bear interest at rates ranging from 3.1% to 3.6%, and are reported at their original cost plus accrued interest.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is computed over each asset's estimated useful life, ranging from three to five years, using the straight-line method. The Company follows the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment of Long-lived Assets. Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated fair value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

PATENTS AND TRADEMARKS

Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of four years. Estimated future annual amortization expense arising from the patents is approximately $35,000, $23,000 and $9,000 in fiscal years 2006, 2007, and 2008, respectively. The carrying value of patents and trademarks is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value determined based on the provisions of SFAS No. 144 as discussed above.

REVENUE RECOGNITION

The Company recognizes revenue from the sale of its product upon shipment to the customer, at which time title transfers and the Company has no further obligations. Amounts received under technology licensing fee arrangements are recognized at the time the arrangement is executed, at which time the rights to the Company's technology have been transferred and no significant performance obligations remain. Fees for maintenance or support are recorded on a straight-line basis over the underlying period of performance.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expense was approximately $14,000 and $3,000 for the years ended May 31, 2005 and 2004.

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
 Income tax expense is the combination of the tax payable for the year and the change during the year in deferred tax assets and liabilities.

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

The Company applies SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings (loss) of an entity. At May 31, 2005 and 2004, potential common shares of 143,826,204 and 193,271,524 related to the Company's outstanding convertible debentures, warrants, and options were not included in the calculation of diluted loss per share as they had an antidilutive effect.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the Company's financial statements include the accrual for contested fees payable. Management has made the estimate based on information currently available to it; however, given the contingent nature of the liability, it is possible that the ultimate resolution of the liability could result in a payment of an amount greater or lesser than the amount accrued. To the extent the ultimate payment, if any, related to this matter is different than the Company's current estimate, the Company's results of operations in future periods may be impacted.

SALE OF ACCOUNTS RECEIVABLE

The Company accounts for the transfer of trade receivables under its factoring line of credit in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. If the criteria established by SFAS No. 140 are met, the transfer of receivables are recorded as a sale; otherwise the transaction is reflected as a secured borrowing.

STOCK BASED COMPENSATION

The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost has been recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," require the Company to provide pro forma information regarding reported net loss as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock based compensation under APB No. 25.

The Company applies SFAS No. 123 in valuing options and warrants granted to consultants and estimates the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as consulting expense as services are provided. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested.

PATRIOT SCIENTIFIC CORPORATION
SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Had the Company used the accounting provisions of SFAS No. 123, the Company's net loss per share would have been increased by the pro forma amounts indicated below:

                                                      Year Ended May 31,
                                                   2005                 2004
--------------------------------------------------------------------------------
Net loss as reported                           $(2,693,550)         $(4,149,978)
Pro forma Compensation expense                    (138,883)            (152,074)
--------------------------------------------------------------------------------

Net loss pro forma                             $(2,832,433)         $(4,302,052)
--------------------------------------------------------------------------------

As reported per share
   Basic and diluted loss                      $     (0.01)         $     (0.03)
--------------------------------------------------------------------------------

Pro forma per share
   Basic and diluted loss                      $     (0.01)         $     (0.03)
================================================================================

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R, Share Based Payment. This statement replaces SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation based on the estimated fair value of the equity instrument awarded. SFAS No. 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, options, or other equity instruments or by incurring liabilities in amounts based on the price of the entity's shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity's shares or other equity instruments, This statement applies to all new awards granted during the fiscal year beginning after December 15, 2005 and to previous awards that are remodified or cancelled after such date. The Company has not yet fully evaluated the effect of adopting SFAS No. 123R on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmmonetary Transaction. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe that the provisions of SFAS No. 153 will have a material impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and correction of errors made in fiscal years beginning after the date SFAS No. 154 was issued. At the present time, the Company does not believe that adoption of SFAS No. 154 will have a material effect on its financial statements.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. MANAGEMENT'S PLAN

Through May 31, 2005, the Company has incurred repeated net losses and has used significant amounts of cash in its operations. Historically, the Company has had to rely on obtaining financing to fund its operations; such financing often being at unfavorable terms to the Company due to its poor financial condition. Management of the Company believes that 2005 represents a turning point for the Company. During 2005, the Company was able to resolve long-standing legal disputes involving ownership and other issues related to its patented technologies. As a result, the Company has been able to enter into two significant license agreements for its technology which will result in the Company obtaining approximately $13,000,000 in the aggregate. These agreements are discussed more fully elsewhere in the notes to these financial statements. Prospectively, the Company anticipates that it may need to spend additional funds in its efforts to further develop its technologies and expand the technologies' markets. The Company believes that the funds obtained through these agreements will be sufficient to meet the Company's obligations as they come due for the foreseeable future. If expanded development is commenced or new generations of microprocessor technology are accelerated beyond current plans, additional expenditures may be required. At the present time, management believes that it has the funds available to it to meet the obligations of the Company as the come due for the foreseeable future. In the event that the Company cannot do so, it will be required to curtail or alter its future plans of operations.

2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at May 31, 2005 and 2004:

                                                        2005             2004
--------------------------------------------------------------------------------
Computer equipment and software                     $  857,948        $1,660,707
Furniture and fixtures                                 213,458           499,274
Laboratory equipment                                    35,673           205,594
--------------------------------------------------------------------------------
                                                     1,107,079         2,365,575
Less accumulated depreciation and
   amortization                                      1,085,703         2,297,186
--------------------------------------------------------------------------------

Net property and equipment                          $   21,376        $   68,389
================================================================================

Depreciation expense was $46,026 and $85,141 for the years ended May 31, 2005 and 2004.

3. LICENSE AGREEMENTS

In February 2005, the Company entered into two separate licensing agreements with one customer for the Company's Ignite microprocessor technology and the patent portfolio technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for deferred maintenance. Maintenance under the agreement is expected to be provided over a period not to exceed four years. The payment terms of the agreements require aggregate payments of $300,000 at the time of execution, three quarterly payments of $750,000 each on April 1, August 15, and November 15, 2005 and one final payment of $500,000 on February 15, 2006. Total payments received to date under the agreements include $1,050,000 in fiscal 2005 and $750,000 in fiscal 2006. The agreements also provide for the future payment of royalties to the Company based on sales of product using the licensed technology. In connection with the license agreement, the Company became obligated to the former co-inventor of the Ignite technology for $207,600, payable in quarterly installments of $51,900, of which $155,700 remains outstanding at May 31, 2005.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Also, in conjunction with entering into these license agreements, as well as the license agreement described in Note 12, the legal advisor who had previously assisted the Company in its negotiations, has asserted a claim against the Company for amounts which it believes it is entitled. The Company is contesting the matter; the outcome of which is currently unknown. Based on its current assessment of the matter, the Company has accrued an expense of $346,000 as of May 31, 2005. The Company intends to vigorously defend itself in this matter; however, it is possible that, were the Company not to prevail in the suit, the ultimate amount payable to such legal advisor could be significantly higher based on any future license agreements entered into by the Company.

4. LINES OF CREDIT

The Company has a line of credit with a bank which provides for advances up to $180,000 and which matures in March 2006. Advances under the line, which totaled $100,000 at May 31, 2005, are secured by a $200,000 certificate of deposit. The line of credit bears an interest rate at 2.25% above the index (5.31% at May 31, 2005).

Additionally, the Company has a $400,000 line of credit with a financial institution, pursuant to which it may factor accounts receivable. There were no balances outstanding under the line of credit at either May 31, 2005 or 2004. During fiscal 2004, the Company sold approximately $27,000 of receivables under the agreement; no receivables were sold during fiscal 2005.

5. RELATED PARTY TRANSACTIONS

Through January 2004, an affiliate advanced approximately $200,000 to the Company. In January 2004, $100,000 of the advances, plus accrued interest thereon of $8,000, was used to exercise a warrant held by the affiliate. The balance of $100,000 was converted into four $25,000 notes, each due in January 2005, having a stated interest rate of 6%, and secured by the assets of the company. The notes were fully repaid in fiscal 2005.

During fiscal 2004, the Company sold services totaling approximately $25,000 to an entity owned by an officer.

6. ACCRUED LIABILITIES

At May 31, 2005 and 2004, accrued liabilities consisted of the following:

                                                         2005             2004
--------------------------------------------------------------------------------
Due to co-inventor (Note 3)                            $155,700         $     --
Accrued lease obligation (Note 10)                      100,000               --
Deferred maintenance fee                                 93,750               --
Compensation and benefits                                80,049           97,757
Interest                                                 75,654           62,345
--------------------------------------------------------------------------------
                                                       $505,153         $160,102
================================================================================

7. CONVERTIBLE DEBENTURES

Overview. From fiscal 2002 through fiscal 2005, the Company raised approximately $5,400,000 through the issuance of convertible debentures, having stated interest rates ranging from 8% to 12%, to a limited group of investors. The convertible debentures entitle the debenture holder to convert the principal, and any accrued interest thereon, into shares of the Company's common stock for up to two years from the

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

date of issuance. The following represents a summary of certain salient features of the convertible debentures.

Number of Shares of Common Stock Into Which the Debentures May Be Converted. The debentures were initially convertible into shares of common stock at conversion prices that ranging from approximately $0.02 to $0.10 per share. The debentures contain provisions which allow for the conversion rate to be reset on a periodic basis based on a comparison of the market price of the Company's common stock to the conversion price of the debentures. On those measurement dates where the market price is less than the conversion rate, a new conversion rate is set based on a weighted average of the market price for the ten days prior to the reset measurement date. As of May 31, 2005, the reset conversion rate on debentures outstanding range from $0.02 to $0.04.

Warrants. Concurrent with the issuance of the convertible debentures, the Company issued to the debenture holders warrants to purchase shares of the Company's common stock. These warrants are exercisable for five years from the date of issuance at either initial negotiated exercise prices or prices equal to 115% of the volume weighted average price for our common stock for the ten days previous to the debenture date. The warrant exercise price is generally subject to being reset on each six month anniversary of its issuance, however, if the warrant holder elects to have the warrant shares registered, then the exercise price is fixed at the price in effect on the date of the election.

Options to Purchase Additional Debentures. Subject to the price of the Company's common stock being equal to or greater than $0.20 per share and a two year limitation, the debenture holders may purchase additional debentures equal to the value of their initial debentures. The price at which the optional additional debentures may be converted would initially equal 115% of the volume weighted average price for the Company's common stock for the ten days previous to the date on which the optional additional debentures were closed. The optional additional debentures would carry the same warrant amounts and reset privileges as the initial debentures.

Shareholder Approval. The Company may currently issue more than 20% of our outstanding shares under the convertible debentures. If the Company were to become listed on the NASDAQ Small Cap Market or NASDAQ National Market, then it must get shareholder approval to issue more than 20% of our outstanding shares. Currently, shareholder approval is not required.

Restrictive Covenants. For a period of 18 months from the date of issuance of the debentures, the Company is prohibited from entering into certain transactions. These include the issuance of any debt or equity securities in a private transaction which are convertible or exercisable into shares of common stock at a price based on the trading price of the common stock at any time after the initial issuance of such securities; the issuance of any debt or equity securities with a fixed conversion or exercise price subject to adjustment; and any private equity line type agreements without obtaining the debenture holders' prior written approval. Additionally, so long as the debentures remain outstanding, the Company cannot declare or pay dividends without the debenture holders' approval.

Right of First Refusal. The debenture holders have a right of first refusal to purchase or participate in any equity securities offered by the Company in any private transaction which closes on or prior to the date that is two years after the issue date of each debenture.

Registration Rights. Except for one debenture issued on March 23, 2004, the Company is responsible for registering the resale of the shares of its common stock which will be issued on the conversion of the debentures. As of May 31, 2005, there have been six registration statements (designated A through F).

Security Interest. The convertible debentures are secured by substantially all assets of the Company.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The  following   tables  present  the  status  and  activity  of  the  Company's convertible debentures as of and through May 31, 2005:

                                                  Principal                                         Shares
                                                   Balance          Conversion Prices              Converted         Warrant
             Dates of           Aggregate           at May     ----------------------------        as of May         Shares
 Series      Issuance           Principal          31, 2005      Initial          Reset            31, 2005          Issued
------------------------------------------------------------------------------------------------------------------------------
    A         4/23/02-         $1,000,000        $      --     $  0.08616-     $  0.04190-        24,099,548        12,859,175
              6/10/02                                              0.10289         0.04457

    B         8/23/02-            605,000               --        0.05126-        0.04381-        14,777,350        11,234,835
              1/24/03                                               0.0727         0.04722

    C         3/24/02-            510,000               --          0.041-          0.041-        10,470,554         9,377,943
              6/9/03                                                 0.065           0.065

    D         8/1/03-             547,500               --         0.0172-         0.0172-        25,178,803        22,455,355
              10/21/03                                               0.048          0.0477

    E         12/1/03-          1,527,500               --         0.0267-         0.0267-        46,794,618        30,395,392
              5/11/04                                                 0.10            0.10

    F         3/23/04             723,168          723,168            0.09            0.09                --         8,035,192

    G         9/28/04-            490,000          157,500       0.016710-        0.01670-        12,433,273        21,690,815
              1/17/05                                                 0.04            0.04
------------------------------------------------------------------------------------------------------------------------------

                               $5,403,168        $ 880,668                                        133,754,146      116,048,707
==============================================================================================================================

Convertible debentures issued since April 2002                      $ 5,403,168
Less debentures converted to common stock                            (4,522,500)
--------------------------------------------------------------------------------
                                                                        880,668
Less debt discount                                                     (412,879)
--------------------------------------------------------------------------------

Convertible debentures at May 31, 2005                                  467,789
Less current portion                                                   (421,847)
--------------------------------------------------------------------------------

Long term portion                                                   $    45,942
================================================================================

Maturity dates of outstanding convertible debentures
    March 23, 2006                                                  $   723,168
    November 17, 2006                                                   157,500
--------------------------------------------------------------------------------

                                                                    $   880,668
================================================================================

At May 31, 2005, the Company's convertible debentures were convertible into approximately 27,556,000 shares of the Company's common stock. Subsequent to May 31, 2005, holders of debentures having a principal balance of $132,500 converted their debentures, together with accrued interest thereon of approximately $6,000, into 8,295,789 shares of the Company's common stock.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. STOCKHOLDERS' EQUITY

During fiscal 2004, the Company's shareholders approved an increase in the authorized number of common shares from 200,000,000 to 400,000,000. During fiscal 2005, the authorized number of common shares was increased to 500,000,000.

Private Stock Offerings

During fiscal 2005, 4,625,000 restricted shares of common stock were issued to a group of individual investors in exchange for $453,250. Additionally, the Company issued 796,000 shares of common stock, valued at $58,800, to a vendor in exchange for services.

During fiscal 2004, 1,800,752 restricted shares of common stock were issued to a group of individual investors for $50,440 and 1,126,496 shares of common stock were issued to a vendor in satisfaction of $59,852 of trade accounts payable.

Warrants

At May 31, 2005, the Company had warrants outstanding to purchase 109,122,581 shares of common stock at exercise prices ranging from approximately $0.02 to $0.065 per share expiring at various dates through 2012. During fiscal 2005, the Company issued warrants to purchase 29,021,363 shares of common stock at exercise prices ranging from $0.02 to $0.08 per share and issued 38,358,511 shares of common stock on the exercise of warrants at exercise prices ranging from $0.02 to $0.04 per share.

At May 31, 2004, the Company had warrants outstanding to purchase 121,349,420 shares of common stock at exercise prices ranging from $0.02 to $0.6 per share expiring through 2011. During fiscal 2004, the Company issued warrants to purchase 73,436,127 shares of common stock at exercise prices ranging from $0.02 to $0.10 per share and issued 11,079,175 shares of common stock on the exercise of warrants at exercise prices ranging from $0.02 to $0.04 per share.

The following table presents outstanding warrants at May 31, 2005 and 2004:

                                                      2005               2004
--------------------------------------------------------------------------------

Issued in conjunction with
    Convertible debentures                          75,196,854        83,278,716
    Anti-dilution agreements                        20,813,081        15,398,058
    Equity lines of credit                           9,965,369        18,765,369
    Other                                            3,147,277         3,907,277
--------------------------------------------------------------------------------

        Total warrants outstanding                 109,122,581       121,349,420
================================================================================

1992 Incentive Stock Option Plan ("ISO")

The Company has an ISO Plan which expired March 20, 2002. The ISO Plan provided for grants to either full or part time employees, at the discretion of the board of directors, to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of the share could not be less than 110 percent of the fair market value of the share on the date of grant. Any options granted under the ISO Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder). At May 31, 2005, there were no remaining, outstanding options to purchase shares of common stock under the ISO Plan.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1992 Non-Statutory Stock Option Plan("NSO")

The Company has an NSO Plan which expired March 20, 2002. The NSO Plan provided, at the discretion of the board of directors, for grants to either full or part time employees, directors and consultants of the Company to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. Any options granted under the NSO Plan must be exercised within ten years of the date they were granted. At May 31, 2005, there were no remaining, outstanding options to purchase shares of common stock under the NSO Plan.

1996 Stock Option Plan

Effective March 1996, as amended, the Company adopted the 1996 Stock Option Plan. Under the 1996 Stock Option Plan, which expires in March 2006, options to purchase up to 4,000,000 shares of common stock of the Company may be granted to either full or part time employees, directors and consultants of the Company at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 1996 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal year ended May 31, 2005, the Company granted options to purchase 645,000 shares of common stock under the 1996 Stock Option Plan. No options were granted during fiscal 2004.

2001 Stock Option Plan

The 2001 Stock Option Plan, which expires in February 2011, provides for the granting of options to purchase up to 3,000,000 shares of the Company's common stock to either full or part time employees, directors and consultants of the Company at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2001 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal year ended May 31, 2005, the Company granted options to purchase 1,150,000 shares of its common stock. During the fiscal year ended May 31, 2004, no options were granted.

2003 Stock Option Plan

The 2003 Stock Option Plan, which expires in 2013, provides for the granting of options to acquire up to 6,000,000 shares of the Company's common stock to either full or part time employees, directors and consultants of the Company at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2003 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal years ended May 31, 2005 and 2004, the Company granted options to purchase 1,695,000 and 2,210,000 shares of the Company's common stock at market value.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the two years ended May 31, 2005 and 2004, respectively: dividend yield of zero percent for both years; expected volatility of 121% to 129% and 107% to 127%, risk-free interest rates of 3.4% to 4.0% and 2.1% to 3.9%; and expected lives of three to five years for both years.

A summary of the status of the Company's stock option plans and warrants as of May 31, 2005 and 2004 and changes during the years ending on those dates is presented below:

                                                                Options                        Warrants
                                                    ------------------------------    -----------------------------
                                                                       Weighted
                                                                        Average                         Weighted
                                                                       Exercise                          Average
                                                       Shares            Price           Shares      Exercise Price
-------------------------------------------------------------------------------------------------------------------
Outstanding, May 31, 2003                            5,054,000      $       0.28       58,992,468      $       0.06
   Granted                                           2,210,000              0.06       73,436,127              0.05
   Cancelled                                          (156,000)             0.13               --                --
   Exercised                                          (105,000)             0.05      (11,079,175)             0.03
-------------------------------------------------------------------------------------------------------------------

Outstanding, May 31, 2004                            7,003,000              0.21      121,349,420              0.05
   Granted                                           3,490,000              0.08       29,021,363              0.04
   Cancelled                                        (2,675,000)             0.31       (2,889,691)             0.07
   Exercised                                          (670,000)             0.05      (38,358,511)             0.03
-------------------------------------------------------------------------------------------------------------------

Outstanding, May 31, 2005                            7,148,000              0.13      109,122,581              0.04
===================================================================================================================

Exercisable, May 31, 2004                            5,904,434              0.24      120,149,420              0.05
===================================================================================================================

Exercisable, May 31, 2005                            5,748,000              0.14      108,622,581              0.04
===================================================================================================================

Weighted average fair value of options and
   warrants granted during the year ended May
   31, 2004                                                         $       0.05                       $       0.06

Weighted average fair value of options and
   warrants granted during the year ended May
   31, 2005                                                         $       0.04                       $       0.05
===================================================================================================================

Included in the above table are certain options for which vesting is contingent based on various future performance measures.

Subsequent to May 31, 2005, 1,201,942 warrants were exercised, through which the Company received approximately $53,000.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes information about stock options and warrants outstanding at May 31, 2005:

                                                          Outstanding                                   Exercisable
                                       ------------------------------------------------------  -----------------------------
                                                            Weighted
                                                             Average                                                Weighted
                                                            Remaining           Weighted                            Average
            Range of Exercise            Number         Contractual Life        Average            Number           Exercise
                  Prices               Outstanding           (Years)         Exercise Price      Exercisable         Price
----------------------------------------------------------------------------------------------------------------------------
Options      $  0.04-0.05               1,055,000              3.50            $  0.04             1,055,000        $   0.04
                0.07-0.09               3,135,000              3.64               0.08             1,985,000            0.08
                0.10-0.13               2,633,000              3.05               0.11             2,383,000            0.10
                0.61-1.18                 325,000              0.38               1.09               325,000            1.09
----------------------------------------------------------------------------------------------------------------------------
             $  0.04-1.18               7,148,000              3.25            $  0.13             5,748,000        $   0.14
============================================================================================================================


Warrants     $ 0.02-0.039              42,117,446              5.84            $  0.03            42,117,446        $   0.03
               0.04-0.044              43,162,252              5.39               0.04            43,162,252            0.04
              0.045-0.049               9,365,058              3.99               0.05             9,365,058            0.05
                0.05-0.08              11,030,548              5.65               0.07            10,530,548            0.07
                0.10-0.65               3,447,277              2.06               0.12             3,447,277            0.12
----------------------------------------------------------------------------------------------------------------------------
             $  0.02-0.65             109,122,581              5.36            $  0.04           108,622,581        $   0.04
============================================================================================================================

9. INCOME TAXES

The net deferred tax asset recorded and its approximate tax effect consisted of the following at May 31, 2005 and 2004:

                                                   2005                2004
--------------------------------------------------------------------------------

Net operating loss carryforwards               $ 13,686,000        $ 12,873,000
Depreciation and amortization                     1,240,000           1,434,000
Purchased technology                                322,000             371,000
Contingency fee payable                             201,000                  --
License receivable                                 (800,000)                 --
Lease obligation accrual                             40,000                  --
Other, net                                            1,000              54,000
--------------------------------------------------------------------------------
                                                 14,690,000          14,732,000
Valuation allowance                             (14,690,000)        (14,732,000)
--------------------------------------------------------------------------------

Net deferred tax asset                         $         --        $         --
================================================================================

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate is as follows:

                                                                               Year Ended May 31,
                                                                              2005            2004
------------------------------------------------------------------------------------------------------
    Federal income tax benefit computed at the Federal statutory rate     $  (916,000)     $(1,411,000)
    State income tax benefit, net of Federal benefit                         (157,000)        (242,000)
    Other- permanent differences, primarily nondeductible interest          1,115,000        1,212,000
    Change in valuation allowance                                             (42,000)         441,000
------------------------------------------------------------------------------------------------------

Income tax benefit                                                        $        --      $        --
======================================================================================================

As of May 31, 2005 and 2004, a valuation allowance equal to the net deferred tax asset has been recorded, as management has not determined that it is more likely than not that the deferred tax asset will be realized. No current tax provision was recorded for fiscal 2005 and 2004 due to reported losses.

At May 31, 2005, the Company has federal net operating loss carryforwards of approximately $36,000,000 that expire through 2025 and whose annual usage is subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended. As such, certain federal net operating loss carryforwards may expire unused. Additionally, at May 31, 2005, the Company has state net operating loss carryforwards of approximately $22,000,000 that expire through 2015.

10. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved, both as a plaintiff and as a defendant, in several patent infringement lawsuits pertaining to various issues surrounding the Company's technology. During 2005, several of the suits were settled, the outcome of which being the license agreements described in Notes 3 and 12. The Company is also involved in a legal matter related to disputed legal services performed for the Company related to obtaining the license agreements, which is also discussed in Note 3. At various times the Company is involved in other legal matters which arise in the ordinary conduct of its business and which, at the present time, are not expected to have a material impact on the Company's financial position, cash flow, or results of operations.

Profit Sharing Plan

The Company has a savings and profit-sharing plan that allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the Company's discretion, the Company may match contributions at 20% of the employee's contribution up to 6% of the employee's salary. The Company contributions are vested 20% per year beginning with the first year of service. The Company made no matching contributions to the plan in fiscal 2005 or 2004.

Employment Contracts

The Company is obligated under employment contracts with certain key employees to pay severance upon termination under certain defined conditions. Generally, unless relieved of their duties for cause, the executive officers are entitled to severance pay equal to two to four months of their then current monthly salary. In the case of a change in control, generally, the executive officers are entitled to severance pay equal to twelve months of their then current monthly salary unless they continue to work for the new controlling interest in the same function as previous to the change. Subsequent to May 31, 2005, two officers covered under employment contracts were terminated. The Company is currently in negotiations with one of the individuals to finalize his severance agreement. In September 2005, the Company agreed to pay the other key employee approximately $148,700 in full settlement of all amounts owed to him under his employment contract.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operating and Capital Leases

At May 31, 2005, the Company has equipment acquired through a capital lease arrangement. The equipment was recorded at an original cost of $24,995; accumulated depreciation on the equipment at May 31, 2005 and 2004 was $24,995 and $21,524. The Company's obligation under the capital lease at May 31, 2005 was approximately $2,300, which amount is due in fiscal 2006.

The Company has a non-cancelable operating lease for its office and manufacturing facilities located in San Diego, California. Future minimum lease payments required under the operating lease are $141,658 in fiscal 2006 and $23,782 in fiscal 2007. Rent expense for fiscal 2005 and 2004 was $180,527 and $181,135, respectively. Through the first quarter of fiscal 2005, the Company had sublet a portion of this facility to a third-party. The third-party vacated its portion of the facility in 2005 and paid the Company approximately $47,000 in consideration for all future amounts owed the Company under the sublease agreement. This amount is reflected in other income in the 2005 statement of operations. During the fourth quarter of 2005, the Company determined that this vacated portion of the facility will not provide any future benefit to the Company, nor is it probable that the space could be subleased again. Accordingly, the Company accrued $100,000 related to its remaining contractual lease obligation related to this space.

11. SALES INFORMATION

The Company is engaged in one business segment, the development and marketing of microprocessor technology related products and licenses. During the fiscal years ended May 31, 2005 and 2004, the Company's product sales of high technology computer products were approximately $9,000 and $14,000 and telecommunication products were $16,000 and $63,000. Substantially all of the Company's products were sold to customers located in the United States. During the year ended May 31, 2004, three customers accounted for 33%, 23%, and 12% of the Company's total product sales. During the year ended May 31, 2005, there were no major customers related to the Company's product sales. Additionally, during the fiscal year ended May 31, 2005, the Company recorded license revenues as more fully described in Note 3.

12. SUBSEQUENT EVENT

In June 2005, the Company entered into an agreement with the co-inventor of certain of the Company's technology pursuant to which the Company and the co-inventor resolved all legal disputes between them. As a result of the agreement, the Company formed a new joint venture with the co-inventor into which both parties contributed their rights to the technologies. Concurrently therewith, the joint venture entered into a license agreement with a third party pursuant to which it received $20,000,000. Both the Company and the venture partner agreed to establish a working capital fund for the new venture of $4,000,000, as well as to fund future working capital requirements. Net proceeds received by the Company from the license agreement transaction were approximately $6,700,000. In connection with this transaction, the Company paid amounts aggregating $170,000 to certain of its board members in consideration of their efforts in the consummation of this transaction.

Payments totaling approximately $960,000 were made in the first quarter of fiscal 2006 to the co-inventors of the technology. Additionally, a legal advisor who had previously provided services to the Company may assert a success fee against the Company based upon proceeds received by the Company under the license agreement. See further discussion in Note 3.

The Company granted a warrant to its venture partner to acquire up to 3,500,000 shares of the Company's common stock at a per share price of $0.125. The warrant has a term of seven years. At the date of grant, the right to acquire 1,400,000 shares of common stock vested; the right to acquire the remaining 2,100,000 shares will vest in 700,000 increments only upon the Company's per share stock price reaching $0.50, $0.75, and $1.00.

In order to complete the agreement, the Company was required to obtain approval from various warrant holders. The Company believes, based on consultation with its attorneys, it was not required by applicable law or other existing agreements to obtain approval from shareholders or any parties other than the various warrant holders. To obtain the approval of those warrant holders, the Company paid them approximately $1,890,000 and agreed to reset the per share exercise price of approximately 34,900,000 warrants to $0.015 for which the warrant holders conveyed warrants to acquire 12,000,000 shares back to the Company. Further, other warrant holders were paid $438,000 and issued additional warrants to acquire approximately 290,000 shares of the Company's common stock.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: September 13, 2005               PATRIOT SCIENTIFIC CORPORATION


                                        /S/ DAVID H. POHL
                                        -------------------------------
                                        David H. Pohl
                                        Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title                              Date


/S/ DAVID H. POHL          President, Chief Executive         September 13, 2005
------------------------   Officer, and Director
 David H. Pohl


/S/ THOMAS J. SWEENEY      Chief Financial Officer and        September 13, 2005
------------------------   Principal Accounting Officer
 Thomas J. Sweeney


/S/ CARLTON M. JOHNSON     Director                           September 13, 2005
------------------------
 Carlton M.  Johnson


/S/ GLORIA FELCYN          Director                           September 13, 2005
------------------------
Gloria Felcyn


                           Director                           September 13, 2005
------------------------
 Lowell W. Giffhorn


                           Director                           September 13, 2005
------------------------
Helmut Falk Jr.