Form 10QSB
period 2005-08-31
PATRIOT SCIENTIFIC CORP
filed 2005-10-24
CIK 836564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended August 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.00001 par value                         293,168,632
-------------------------------                         -----------
           (Class)                             (Outstanding at August 31,2005)


    Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         PATRIOT SCIENTIFIC CORPORATION

                                      INDEX

                                                                            PAGE
PART I. FINANCIAL INFORMATION
     ITEM 1. Financial Statements
        Consolidated Balance Sheets as of August 31, 2005 (unaudited)
           and May 31, 2005                                                    3
        Consolidated Statements of Operations for the three months
           ended August 31, 2005 and 2004 (unaudited)                          4
        Consolidated Statements of Cash Flows for the three months
           ended August 31, 2005 and 2004 (unaudited)                          5
        Notes to Unaudited Consolidated Financial Statements                6-13
     ITEM 2. Management's Discussion and Analysis or Plan of Operation     14-20
     ITEM 3. Controls and Procedures                                          21

PART II. OTHER INFORMATION                                                    22
     ITEM 1. Legal Proceedings                                             22-23
     ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds       *
     ITEM 3. Defaults Upon Senior Securities                                   *
     ITEM 4. Submission of Matters to a Vote of Security Holders               *
     ITEM 5. Other Information                                                 *
     ITEM 6. Exhibits and Reports on Form 8-K                              24-27

     SIGNATURES                                                               28



* No information provided due to inapplicability of the item.

                                    PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    PATRIOT SCIENTIFIC CORPORATION
                                     CONSOLIDATED BALANCE SHEETS

                                                                        August 31, 2005  May 31, 2005
-----------------------------------------------------------------------------------------------------
ASSETS
                                                                          (Unaudited)

Current Assets:
   Cash and cash equivalents (including $3,504,862 held by a
   consolidated entity at August 31, 2005)                               $  9,474,759    $    591,426
   Marketable securities and short term investments                           709,475         697,524
   Restricted short term investment                                           203,341         201,648
   Licenses receivable                                                      1,250,000       2,000,000
   Prepaid expenses and other current assets                                  231,213         121,758
-----------------------------------------------------------------------------------------------------
Total current assets                                                       11,868,788       3,612,356

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
   $1,091,533 and $1,085,703                                                   25,087          21,376

OTHER ASSETS                                                                       --          23,891

PATENTS AND TRADEMARKS, net of accumulated amortization of $558,269
   and $549,563                                                                57,705          66,411
-----------------------------------------------------------------------------------------------------
                                                                         $ 11,951,580    $  3,724,034
=====================================================================================================

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS' EQUITY

Current liabilities:
   Line of credit                                                        $     99,098    $    100,000
   Current portion of convertible debentures, net of debt discount
      of $210,924 and $301,320                                                512,244         421,847
   Accounts payable                                                           326,689         268,458
   Accrued liabilities                                                        472,717         505,153
   Current portion of capital lease obligation                                     --           2,306
   Accrued contested fee payable                                              346,000         346,000
-----------------------------------------------------------------------------------------------------
Total current liabilities                                                   1,756,748       1,643,764

CONVERTIBLE DEBENTURES, net of debt discount of $14,699 and $111,559           10,301          45,942
-----------------------------------------------------------------------------------------------------
Total liabilities                                                           1,767,049       1,689,706
-----------------------------------------------------------------------------------------------------

MINORITY INTEREST IN EQUITY OF CONSOLIDATED ENTITY                          1,759,431              --

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY
   Preferred stock, $.00001 par value; 5,000,000 shares authorized:
     none outstanding                                                              --              --
   Common stock, $.00001 par value: 500,000,000 shares authorized:
     293,168,632 and 280,492,013 issued and outstanding                         2,932           2,805
   Additional paid-in capital                                              56,517,682      54,569,091
   Accumulated deficit                                                    (48,095,514)    (52,537,568)
-----------------------------------------------------------------------------------------------------
   Total stockholders' equity                                               8,425,100       2,034,328
-----------------------------------------------------------------------------------------------------
                                                                         $ 11,951,580    $  3,724,034
=====================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                                  PATRIOT SCIENTIFIC CORPORATION
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)



                                                                         Three Months Ended
                                                                  --------------------------------
                                                                  August 31, 2005  August 31, 2004
--------------------------------------------------------------------------------------------------
Revenues:

   Licenses and royalties                                           $  10,000,000    $          --
   Other                                                                   10,070            2,550
--------------------------------------------------------------------------------------------------
                                                                       10,010,070            2,550

Operating expenses:
   Research and development                                                88,707          128,304
   Selling, general and administrative                                  1,675,719          380,401
   Settlement and license expense                                       3,855,132               --
--------------------------------------------------------------------------------------------------
                                                                        5,619,558          508,705
--------------------------------------------------------------------------------------------------

Operating income (loss)                                                 4,390,512         (506,155)
--------------------------------------------------------------------------------------------------

Other income (expense):
   Unrealized loss on marketable securities                                    --          (14,663)
   Other income                                                            53,457           47,273
   Interest expense                                                      (202,484)        (632,906)
--------------------------------------------------------------------------------------------------
                                                                         (149,027)        (600,296)
--------------------------------------------------------------------------------------------------

Income (loss) before minority interest in loss of consolidated
entity and income taxes                                                 4,241,485       (1,106,451)

Minority interest in loss of consolidated entity                          240,569               --
--------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                       4,482,054       (1,106,451)
Provision for income taxes                                                (40,000)              --
--------------------------------------------------------------------------------------------------
Net income (loss)                                                   $   4,442,054    $  (1,106,451)
==================================================================================================
Basic income (loss) per common share                                $        0.02    $       (0.01)
--------------------------------------------------------------------------------------------------
Diluted income (loss) per common share                              $        0.01    $       (0.01)
--------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding-basic            291,335,488      183,060,245
Weighted average number of common shares outstanding-diluted          367,216,524      183,060,245
==================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                                       PATRIOT SCIENTIFIC CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                                                    Three Months Ended
                                                                             -------------------------------
                                                                             August 31, 2005 August 31, 2004
------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
     Net income (loss)                                                            $ 4,442,054    $(1,106,451)
     Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
         Amortization and depreciation                                                 14,536         23,648
         Non-cash interest expense related to convertible debentures, notes
           payable and warrants                                                       187,256        585,411
         Unrealized loss on marketable securities                                          --         14,663
         Common stock issued for services and other                                   206,250         14,800
         Non-cash expense related to warrant repricing and issuance                 1,397,491             --
         Accrued interest income added to investments                                 (13,644)            --
         Loss in consolidated entity allocated to minority interest                  (240,569)            --
     Changes in:
           Accounts receivable                                                             --          1,225
           Prepaid and other assets                                                   (85,564)         3,183
           Licenses receivable                                                        750,000             --
           Accounts payable and accrued expenses                                       31,835        (36,155)
------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                 6,689,645       (499,676)
------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
     Purchase of property and equipment                                                (9,541)            --
------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                  (9,541)            --
------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
     Net payment on line of credit                                                       (902)            --
     Minority interest investment in consolidated entity                            2,000,000             --
     Payments for capital lease obligations                                            (2,306)        (1,839)
     Proceeds from exercise of common stock warrants and options                      206,437        154,431
------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           2,203,229        152,592
------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                8,883,333       (347,084)
CASH AND CASH EQUIVALENTS, beginning of period                                        591,426        355,940
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD (1)                                      $ 9,474,759    $     8,856
============================================================================================================

(1) Included in cash at August 31, 2005 is $3,504,862 held by a consolidated entity which amount can only be used for the operations of that entity.
      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash payments for interest                                                   $        --    $     1,781
     Convertible debentures and accrued interest exchanged for common stock       $   138,540    $   469,665
============================================================================================================

See accompanying notes to unaudited consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The unaudited consolidated financial statements of Patriot Scientific Corporation (the "Company", "We" or "us") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in Form 10-KSB for our fiscal year ended May 31, 2005.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Additionally, during the quarter ended August 31, 2005 the Company entered into certain nonrecurring transactions related to the TPL agreement, which is more fully described in Note 5. Operating results for the three month period ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006.

EARNINGS (LOSS) PER SHARE

We follow Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, basic income (loss) per share is calculated as income (loss) available to common stockholders divided by the weighted average number of common shares outstanding. Diluted income (loss) per share is calculated as net income (loss) divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants and the if-converted method for convertible debentures. For the period ended August 31, 2005, potential common shares of approximately 75,880,000, arising from our stock options and warrants, were included in the determination of diluted earnings per share. Potential common shares arising from an additional 1,525,000 options and warrants, as well as approximately 11,500,000 related to our convertible debentures, were not included in the calculation of diluted earnings per share for the quarter ended August 31, 2005 as they were considered to be anti-dilutive. Potential common shares related to all options, warrants and convertible debentures were considered to be anti-dilutive for the quarter ended August 31, 2004 due to our reported loss in this period.

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

SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," require the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock based compensation under APB No. 25. See "Recent Accounting Policies."

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Had the Company employed the accounting provisions for SFAS No. 123, the Company's reported net income (loss) per share would have been changed by the pro forma amounts indicated below:

                                                Three Months Ended
                                       -------------------------------------
                                           August 31,         August 31,
                                              2005               2004
                                       ------------------  -----------------
Net income (loss)-as reported          $       4,442,054   $     (1,106,451)
Compensation expense                            (182,250)            (2,883)
                                       ------------------  -----------------
Pro forma
Net income (loss)-pro forma            $       4,259,804   $     (1,109,334)
                                       ==================  =================
As reported per share:
    Basic                              $            0.01   $          (0.01)
                                       ------------------  -----------------
    Diluted                            $            0.01   $          (0.01)
                                       ------------------  -----------------
Pro forma per share:
    Basic                              $            0.01   $          (0.01)
                                       ------------------  -----------------
    Diluted                            $            0.01   $          (0.01)
                                       ------------------  -----------------

2.    RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123R, "Share Based Payment." This statement replaces SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation based on the estimated fair value of the equity instrument awarded. SFAS No. 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, options, or other equity instruments or by incurring liabilities in amounts based on the price of the entity's shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement applies to all new awards granted during the fiscal year beginning after December 15, 2005 and to previous awards that are modified or cancelled after such date. The Company has not yet fully evaluated the effect of adopting SFAS No. 123R on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, "Accounting for Nonmmonetary Transaction." SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe that the provisions of SFAS No. 153 will have a material impact on its financial statements.

In May  2005,  the FASB  issued  SFAS No.  154,  "Accounting  Changes  and Error
Corrections," which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and correction of errors made in fiscal years beginning after the date SFAS No. 154 was issued. At the present time, the Company does not believe that adoption of SFAS No. 154 will have a material effect on its financial statements

3.    CONTINUED EXISTENCE AND MANAGEMENT'S PLAN

Through May 31, 2005, the Company had incurred repeated net losses and has used significant amounts of cash in its operations. Historically, the Company has had to rely on obtaining financing to fund its operations; such financing often being at unfavorable terms to the Company due to its poor financial condition. Management of the Company believes that 2005 represented a turning point for the Company. During fiscal year ended May 31, 2005, and during the three months

PATRIOT SCIENTIFIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ended August 31, 2005, the Company was able to resolve long-standing legal disputes involving ownership and other issues related to its patented technologies. As a result, the Company has been able to enter into two significant license agreements for its technology which resulted in the Company obtaining approximately $13,000,000 in the aggregate. These agreements are discussed more fully in Notes 4 and 5 to these financial statements. Prospectively, the Company anticipates that it may need to spend additional funds in its efforts to further develop its technologies and expand the technologies' markets. The Company believes that the funds obtained through these agreements will be sufficient to meet the Company's obligations as they come due for the foreseeable future. If expanded development is commenced or new generations of microprocessor technology are accelerated beyond current plans, additional expenditures may be required. At the present time, management believes that it has the funds available to it to meet the obligations of the Company as they come due for the foreseeable future. In the event that the Company cannot do so, it will be required to curtail or alter its future plans of operations.

4.    LICENSE AGREEMENTS

In February 2005, the Company entered into two separate licensing agreements with one customer for the Company's Ignite microprocessor technology and the patent portfolio technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for maintenance services. Maintenance under the agreement is expected to be provided over a period not to exceed four years. The payment terms of the agreements require aggregate payments of $300,000 at the time of execution, three quarterly payments of $750,000 each on April 1, August 15, and November 15, 2005 and one final payment of $500,000 on February 15, 2006. Total payments received to date under the agreements include $1,050,000 in fiscal 2005 and $750,000 in fiscal 2006. The agreements also provide for the future payment of royalties to the Company based on sales of product using the licensed technology. In connection with the license agreement, the Company became obligated to the former co-inventor of the Ignite technology for $207,600, payable in quarterly installments of $51,900, of which $103,800 remains outstanding as of August 31, 2005.

Also, in conjunction with entering into these license agreements, as well as other license agreements (Note 5), the legal advisor who had previously assisted the Company in its negotiations has asserted a claim against the Company for amounts to which the advisor believes it is entitled. The Company is contesting the matter; the outcome of this matter is currently unknown. Based on its current assessment of the matter, the Company has accrued a liability of $346,000 as of August 31, 2005. The Company intends to vigorously defend itself in this matter; however, it is possible that, were the Company not to prevail in the suit, the ultimate amount payable to such legal advisor could be significantly higher.

5.    CREATION OF CONSOLIDATED VENTURE/LICENSE AGREEMENT

In June 2005, the Company entered into an agreement with the co-inventor of certain of the Company's technology pursuant to which the Company and the co-inventor resolved all legal disputes between them. As a result of the agreement, the Company formed a new limited liability company (the "JV LLC") with the co-inventor into which both parties contributed their rights to the technologies. The Company believes, based upon consultation with its attorneys, that it was not required by applicable law or other existing agreements to obtain approval for the contribution of the license rights to the JV LLC from shareholders or any parties other than its various warrant holders. Both the Company and the other member of the JV LLC agreed to establish a working capital fund of $4,000,000 for the JV LLC, of which the Company's contribution was $2,000,000. The Company and the other member of the JV LLC are obligated to fund future working capital requirements at the discretion of the JV LLC management committee, in order to maintain working capital of not more than $8,000,000, and neither the Company nor the other member of the JV LLC are required to contribute more than $2,000,000 in any fiscal year. The JV LLC has committed to pay the other member of the JV LLC $500,000 on a quarterly basis for work done by the member on behalf of the JV LLC. The Company received a 50% interest in the JV LLC. For accounting purposes the newly formed entity is considered to be a variable interest entity, as defined in FIN 46R, for which the Company is considered to be the primary beneficiary. Accordingly, the accounts and transactions of the JV LLC have been consolidated with those of the Company and the other member of the JV LLC's interest in the JV LLC has been presented as a minority interest in the consolidated financial statements of the Company as of and for the three month period ended August 31, 2005. As of August 31, 2005, the JV LLC's sole asset was approximately $3,500,000 in cash. Although this amount is reported together with the Company's cash balances in the consolidated balance sheet as of August 31, 2005, the Company does not have the ability to control the JV LLC and this cash is not available for use by the Company. The JV LLC reported a net loss for the quarter ended August 31, 2005, of approximately $480,000.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Concurrently with forming the JV LLC, the Company entered into a license agreement with a third party pursuant to which it received $10,000,000, which amount was recorded as license revenue during the quarter ended August 31, 2005. In connection with entering into the license agreement and forming the JV LLC, the Company incurred various cash and non-cash expenses. Direct, incremental cash costs incurred with the transactions included $170,000 paid to a committee of the Company's board of directors for their efforts in consummating the transactions, approximately $1,328,000 paid to certain of the Company's warrant holders to obtain their approval of the agreement, and $960,000 paid to the former co-inventor of the technology. As more fully discussed in Note 4, a former legal advisor of the Company may assert a success fee against the Company based upon proceeds received by the Company under this license agreement. No amount has been accrued for this contingency as the Company believes the probability of any amount being paid to the advisor for this license agreement is remote.

The Company also granted new warrants and agreed to reprice other outstanding warrants in order to obtain the necessary approvals from certain security interest holders as well as to obtain the release of their security interests in the Company's intellectual property, and to finalize the joint venture agreement. The Company granted a warrant to the other member of the JV LLC to acquire up to 3,500,000 shares of the Company's common stock at a per share price of $0.125. The warrant has a term of seven years. At the date of grant, the right to acquire 1,400,000 common shares vested. The right to acquire the remaining 2,100,000 shares will vest in 700,000 increments only upon the Company's common stock attaining a per share stock price of $0.50, $0.75 and $1.00. As additional consideration to the warrant holders for providing approval for the transaction, the Company agreed to reset the per share exercise price of approximately 35,000,000 warrants to $0.015 for which the warrant holders also conveyed other warrants to acquire 12,000,000 shares back to the Company. Further, the Company issued additional warrants to acquire approximately 290,000 shares of the Company's common stock at a per share price of $0.03. The warrants issued and repriced were valued using the Black Scholes method and the following assumptions: volatility of 123%, no dividends, risk free interest rates of approximately 4%, and contractual terms ranging from five to seven years. The value of the warrants issued and repriced in excess of the current value of the warrants reconveyed and the value of the warrants previously expensed was approximately $1,397,000, which amount, together with the cash component previously described, is reflected as an expense in the quarter ended August 31, 2005.

6.    CONVERTIBLE DEBENTURES

Overview. From fiscal 2002 through fiscal 2005, the Company raised approximately $5,400,000 through the issuance of convertible debentures, having stated interest rates ranging from 8% to 12%, to a limited group of investors. The convertible debentures entitle the debenture holder to convert the principal, and any accrued interest thereon, into shares of the Company's common stock for up to two years from the date of issuance. The following represents a summary of certain salient features of the convertible debentures.

Number of Shares of Common Stock Into Which the Debentures May Be Converted. The debentures were initially convertible into shares of the Company's common stock at conversion prices ranging from approximately $0.02 to $0.10 per share. The debentures contain provisions which allow for the conversion rate to be reset on a periodic basis based on a comparison of the market price of the Company's common stock to the conversion price of the debentures. On those measurement dates where the market price is less than the conversion rate, a new conversion rate is set based on a weighted average of the market price for the ten days prior to the reset measurement date. As of August 31, 2005, the reset conversion rate on debentures outstanding range from $0.02 to $0.09.

Warrants. Concurrent with the issuance of the convertible debentures, the Company issued to the debenture holders warrants to purchase shares of the Company's common stock. These warrants are exercisable for five years from the date of issuance at either initial negotiated exercise prices or prices equal to 115% of the volume weighted average price for our common stock for the ten days previous to the debenture date. The warrant exercise price is generally subject to being reset on each six month anniversary of the warrant's issuance, however, if the warrant holder elects to have the warrant shares registered, then the exercise price is fixed at the price in effect on the date of the election.

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Shareholder Approval. The Company may currently issue more than 20% of its outstanding shares under the convertible debentures. If the Company were to become listed on the NASDAQ Capital Market or NASDAQ National Market, then it must get shareholder approval to issue more than 20% of its outstanding shares. Currently, shareholder approval is not required.

Restrictive Covenants. For a period of 18 months from the date of issuance of the debentures, the Company is prohibited from entering into certain transactions. These prohibited transactions include the issuance of any debt or equity securities in a private transaction which are convertible or exercisable into shares of common stock at a price based on the trading price of the common stock at any time after the initial issuance of such securities; the issuance of any debt or equity securities with a fixed conversion or exercise price subject to adjustment; and any private equity line type agreements without obtaining the debenture holders' prior written approval. Additionally, so long as the debentures remain outstanding, the Company cannot declare or pay dividends without the debenture holders' approval.

Right of First Refusal. The debenture holders have a right of first refusal to purchase or participate in any equity securities offered by the Company in any private transaction which closes on or prior to the date that is two years after the issue date of each debenture.

Registration Rights. Except for one debenture issued on March 23, 2004, the Company is responsible for registering the resale of the shares of its common stock which will be issued on the conversion of the debentures. As of May 31, 2005, there have been six registration statements.

 Security Interest. The convertible debentures were secured by substantially all assets of the Company through June 2005, at which time the debenture holders agreed to release their security interests in the Company's intellectual property. (See Note 5).

PATRIOT SCIENTIFIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The  following   tables  present  the  status  and  activity  of  the  Company's convertible debentures as of and through August 31, 2005:

                                      Principal                                      Shares
                                       Balance                                     Converted
                                         at            Conversion Prices            as of          Warrant
             Dates of    Aggregate     August    ---------------------------       August 31,       Shares
  Series     Issuance    Principal    31, 2005     Initial           Reset           2005          Issued
------------------------------------------------------------------------------------------------------------
     A       4/23/02-     1,000,000  $       --  $  0.08616-     $  0.04190-       24,099,548     12,859,175
             6/10/02                                 0.10289         0.04457

     B       8/23/02-       605,000          --     0.05126-        0.04381-       14,777,350     11,234,835
             1/24/03                                  0.0727         0.04722

     C       3/24/02-       510,000          --       0.041-          0.041-       10,470,554      9,377,943
             6/9/03                                    0.065           0.065

     D       8/1/03-        547,500          --      0.0172-         0.0172-       25,178,803     22,455,355
             10/21/03                                  0.048          0.0477

     E       12/1/03-     1,527,500          --      0.0267-         0.0267-       46,794,618     30,395,392
             5/11/04                                    0.10            0.10

     F       3/23/04        723,168     723,168         0.09            0.09               --      8,035,192

     G       9/28/04-       490,000      25,000    0.016710-        0.01670-       20,729,062     21,690,815
             1/17/05                                    0.04            0.04
------------------------------------------------------------------------------------------------------------
                        $ 5,403,168  $  748,168                                   142,049,935    116,048,707
============================================================================================================


  Convertible debentures issued since April 2002                 $ 5,403,168
  Less debentures converted to common stock                       (4,655,000)
  --------------------------------------------------------------------------
                                                                     748,168
  Less debt discount                                                (225,623)
  --------------------------------------------------------------------------

  Convertible debentures at August 31, 2005                          522,545
  Less current portion                                              (512,244)
  --------------------------------------------------------------------------

  Long term portion                                              $    10,301
  ==========================================================================

  Maturity dates of outstanding convertible debentures
      March 23, 2006                                             $   723,168
      November 17, 2006                                               25,000
  --------------------------------------------------------------------------
                                                                 $   748,168
  ==========================================================================

As of August 31, 2005, the Company's convertible debentures were convertible into approximately 10,550,000 shares of the Company's common stock. During the quarter ended August 31, 2005, holders of debentures having a principal balance of $132,500 converted their debentures, together with accrued interest thereon of approximately $6,000, into 8,295,789 shares of the Company's common stock.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.    STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the three months ended August 31, 2005:

                                                                                 Common
                                                                                 Shares             Amount
                                                                            -----------------  -----------------

Balance June 1, 2005                                                             280,492,013   $     54,571,896

Exercise of common stock options                                                     850,000             78,400
Exercise of common stock warrants                                                  2,905,830            128,037
Stock issued on conversion of
    debentures and accrued interest                                                8,295,789            138,540
Stock issued to co-inventor of technology                                            625,000             81,250
Issuance of common stock warrants in connection with new
    venture/license agreement                                                             --            556,675
Extension of term of warrants previously issued to consultant                                           125,000
Effect of repricing and conveyance in connection with new
    venture/license agreement                                                             --            840,816
                                                                            -----------------   ----------------
Balance August 31, 2005                                                          293,168,632   $     56,520,614
                                                                            =================  =================

STOCK OPTIONS ACTIVITY

As of August 31, 2005, we had 2,030,000 options outstanding pursuant to our 1996 Stock Option Plan exercisable at a range of $0.04 to $1.18 per share expiring through 2010; 1,943,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.04 to $0.13 per share expiring through 2010; and 3,575,000 options outstanding pursuant to our 2003 Stock Option Plan exercisable at a range of $0.04 to $0.16 per share expiring through 2010. Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

During the quarter ended August 31, 2005, we issued options to acquire 1,350,000 shares of our common stock at a per share price of $0.16 to members of our Board of Directors.

WARRANTS

As of August 31, 2005, we had warrants outstanding exercisable into 98,007,041 common shares at exercise prices ranging from $0.015 to $0.65 per share expiring through 2011. During the three months ended August 31, 2005, we issued warrants to purchase 3,790,290 shares of common stock, had investors exercise warrants to purchase 2,905,830 shares of our common stock; and cancelled warrants to purchase 12,000,000 shares of our common stock. For warrants issued in conjunction with the 8% convertible debentures, at each anniversary date the warrants will be repriced to the lesser of the initial exercise price or the volume weighted average price for our common stock for the ten days previous to the reset date. For warrants issued in conjunction with the equity lines of credit and snap shot warrants, at each anniversary date the warrants will be repriced to the lesser of the initial exercise price or 110% of the lowest closing bid price of our common stock for the five trading days ending on such six month anniversary date. During the three months ended August 31, 2005, no warrants were repriced in connection with these agreements. The Company repriced other warrants to purchase approximately 35,000,000 common shares to $0.015 (Note 5).

COMMON STOCK

On July 22, 2005, 625,000 shares of common stock were issued to the co-inventor of certain technology. The Company recorded an expense of $81,250 in connection with the issuance of the shares.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.    INCOME TAXES

During the quarter ended August 31, 2005, the Company recorded a $40,000 provision for income taxes which related to California state alternative minimum taxes. Deferred income taxes are provided for the difference in the treatment of certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist principally of income tax benefits arising from the Company's net operating loss carry-forwards. During the quarter ended August 31, 2005, the Company utilized approximately $6,000,000 of its available net operating loss carry-forwards to offset its taxable income arising in the quarter. At August 31 and May 31, 2005, a valuation allowance of approximately $12,300,000 and $14,700,000, which amounts are equal to the Company's net deferred tax assets at those dates, has been recorded, as management has not determined that it is more likely than not that the benefit from the deferred tax asset will be realized. As of August 31, 2005, the Company has federal and state net operating loss carry-forwards of approximately $28,000,000 and $15,000,000, respectively, that expire through 2025 and 2015, respectively. Annual usage of these net operating loss carry-forwards may be limited in the future due to changes in our shareholders.

9.    CONTINGENCIES

During the quarter ended August 31, 2005, the Company terminated two of its officers, each of whom had an employment contract with the Company. One of the officers agreed to accept as severance approximately $150,000 and to have the maturity date of options held by him extended for one year. Approximately $90,000 remains outstanding to him at August 31, 2005. Further, the Company agreed to accelerate the vesting of all outstanding warrants held by the officer and to extend their term to September 2006. The Company recorded an expense of approximately $125,000 related to this warrant modification in the quarter ended August 31, 2005.

The Company has not reached an agreement with the other officer, however, it accrued approximately $50,000 during the quarter ended August 31, 2005 for amounts which it believes may be due to this individual. The former officer has filed a complaint against the Company seeking arbitration and claiming he is owed approximately $1,500,000. The Company believes the claim is without merit and intends to vigorously defend itself in connection with this claim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS" SEE ALSO OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MAY 31, 2005.

OVERVIEW

In June 2005, Patriot Scientific Corporation (the "Company") entered into an agreement with Intel Corporation for the licensing of its technology. Management of the Company believes the agreement represents continued validation of the Company's position that its intellectual property is being infringed by major manufacturers of microprocessor technology. The Company also entered into a series of agreements with Technology Properties Limited Inc. ("TPL") and others to facilitate the pursuit of infringers of the Company's intellectual property, many of which infringers are large scale. It is the intention of management that the recently signed license agreements will be used as a starting point to work toward more favorable terms in future negotiations. Management believes that utilizing the option of working through TPL, as compared to creating and using a Company licensing team for those activities, is a prudent way to achieve the desired results as the Company seeks to obtain fair value from the users of its intellectual property.

The Company continues to develop, market and sell microprocessors, the technology behind the microprocessors and complementary products which enable computers and other data processing devices to communicate. These products can be used to connect to the Internet or other telecommunications networks.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

1.    Revenue Recognition

Accounting for revenue recognition is complex and affected by interpretations of guidance provided by several sources, including the Financial Accounting Standards Board ("FASB") and the Securities and Exchange Commission ("SEC"). This guidance is subject to change. We follow the guidance established by the SEC in Staff Accounting Bulletin No. 104, as well as generally accepted criteria for revenue recognition, which require that, before revenue is recorded, there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured, and delivery to our customer has occurred. Applying these criteria to certain of our revenue arrangements requires us to carefully analyze the terms and conditions of our license agreements. Revenue from our technology license agreements is generally recognized at the time we enter into a contract and provide our customer with the licensed technology. We believe that this is the point at which we have performed all of our obligations under the agreement; however, this remains a highly interpretive area of accounting and future license agreements may result in a different method of revenue recognition. Fees for maintenance or support of our licenses are recorded on a straight-line basis over the underlying period of performance.

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


3.    Stock Options and Warrants

The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost has been recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," require the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock based compensation under APB No. 25.

The Company applies SFAS No. 123 in valuing options granted to consultants and others and estimates the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as expense as services are provided or other obligations are incurred. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested. The Black-Scholes model requires the use of various inputs, including volatility of our stock, duration of the warrant, and interest rates, over which we use our judgment. Given that we have recorded significant non-cash expenses related to the issuance of our warrants to third-parties, including the quarter ended August 31, 2005, our estimation of the value of warrants issued remains a critical component of our financial statements.

4.    Debt Discount

We have issued warrants as part of our convertible debentures and other financings. We value the warrants using the Black-Scholes pricing model based on expected fair value at issuance and the estimated fair value is recorded as debt discount. The debt discount is amortized to non-cash interest over the life of the debenture assuming the debenture will be held to maturity which is normally two years. If the debenture is converted to common stock previous to its maturity date, any debt discount not previously amortized is expensed to non-cash interest.

5.    Patents and Trademarks

Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of four years. The carrying value of patents and trademarks is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.

6.    Income Taxes

Deferred income taxes are provided for by recognizing temporary differences in certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. We have historically provided a valuation allowance equal to 100% of our net deferred tax asset. In spite of the net income recorded by us during the quarter ended August 31, 2005, we do not believe that we have ample evidence of overcoming the "more likely than not" criteria established by generally accepted accounting principles. We will continue to monitor our financial operating results, and other factors, to determine when, if ever, we meet this criteria.

7.    Accounting for Venture

During the quarter ended August 31, 2005, we entered into a newly formed venture with a third party. Although we do not control the venture from a voting interest standpoint, we consider the venture to be a variable interest entity, as that term is defined under generally accepted accounting principles (FIN 46(R)), and under such definition and interpretation of FIN 46(R), we are required to consolidate the results of the venture with our own.

RESULTS OF OPERATIONS

In June 2005, we entered into an agreement with Intel Corporation licensing our intellectual property for a one-time payment of $10,000,000. The license revenue was recognized in the quarter ended August 31, 2005. During the three month period ended August 31, 2004 no such agreement was signed. In connection with entering into the agreement with Intel Corporation, we entered into an agreement with the co-owner of our patented technologies, through which we settled all legal disputes between us and agreed to jointly pursue others who have infringed upon our joint rights. It is not possible to predict when, if ever, we will again be successful in obtaining future license agreements. Product sales amounting to approximately $10,000 were also recorded in the three month period ended August 31, 2005 in connection with communications products that are no longer marketed by the Company. Inventory associated with the sales of these communications products is carried at zero value and cost of sales is therefore zero. Total sales of communications products for the three month period ended August 31, 2004 amounted to approximately $2,500.

Research and development expenses decreased from approximately $128,000 for the three months ended August 31, 2004 to approximately $89,000 for the three months ended August 31, 2005. A manager and an engineer employed during the 2004 period were not employed during the 2005 period resulting in a decrease in salary expenses of approximately $44,000. Employee benefits and expenses associated with support of employees also declined from the three months ended August 31, 2004 to the three months ended August 31, 2005 by approximately $6,000. Those decreases were partially offset by increases in expenses during the three months ended August 31, 2005 related to the purchase of components and supplies for Ignite related product development and support amounting to approximately $2,000. Also, contract expenses amounting to approximately $8,000 were incurred during three months ended August 31, 2005 connected with a battery technology assessment project that was not incurred during the three months ended August 31, 2004.

Selling, general and administrative expenses increased from approximately $380,000 for the three months ended August 31, 2004 to approximately $1,676,000 for the three months ended August 31, 2005. Legal and accounting related expenses increased by approximately $254,000 for the three months ended August 31, 2005 compared with the three months ended August 31, 2004 related to legal matters connected with intellectual property and formation of a joint venture entity, the license agreement with Intel Corporation, and legal issues related to former employees and other corporate matters. In addition, salary costs increased approximately $224,000 for the three months ended August 31, 2005 compared with the prior year period as a result of changes in management personnel that included accrued severance costs. Other increases for the three months ended August 31, 2005 as compared with the three months ended August 31, 2004 included consulting expenses of approximately $44,000, public relations expenses of approximately $50,000, travel expenses of approximately $18,000 and insurance expenses of approximately $10,000. Finally, our newly created venture, which we have consolidated since its creation in June 2005, incurred $500,000 in expenses paid to the other member of the limited liability company, as part of the quarterly fee to be paid to the other member in accordance with our venture agreement.

Settlement and license expenses amounting to approximately $3,855,000 were recorded during the three months ended August 31, 2005 in connection with the agreements involving the formation of a joint venture and, separately, a license agreement with Intel Corporation. The expenses consisted of both cash and non-cash elements related to incremental, direct costs of completing the transactions. In connection with the transactions, it was necessary for the Company to obtain the consent of certain debenture and warrant holders. The necessary consents, together with certain warrants held by the debenture holders and the release of their security interests in our intellectual property, were obtained in exchange for cash, new warrants and repriced warrants. The expenses resulted primarily from cash payments to debt holders of approximately
$1,300,000, to co-owners of various intellectual property assets of approximately $960,000 and to a committee of the Company's board of directors of approximately $170,000. Non-cash expenses totaled approximately $1,400,000 and resulted primarily from the incremental value of the effect of repricing various warrants and granting other warrants in excess of the expense previously recognized for warrants granted to these security holders, as well as the value of the warrants reconveyed to the Company.

Other income and expense items for the Company amounted to a net expense of approximately $600,000 for the three months ended August 31, 2004 and decreased to a net expense of approximately $149,000 for the three months ended August 31, 2005. Other income for the three months ended August 31, 2004 primarily resulted from a one-time settlement with a subtenant amounting to approximately $47,000. For the three months ended August 31, 2005 other income primarily resulted from interest income in the amount of approximately $54,000. Cash and non-cash interest expense declined significantly from approximately $633,000 for the three months ended August 31, 2004 to approximately $202,000 for the three months ended August 31, 2005 as the amortization of debt discount has declined. The value of debt discount features recorded upon the issuance of a debenture is expensed as non-cash interest over the term of the debt. However, as the debentures are converted into common stock, any remaining balance of debt discount is recognized as non-cash interest in that period. Non- cash interest expense decreased from approximately $585,000 for the three months ended August 31, 2004 to approximately $187,000 for the three months ended August 31, 2005.

During the quarter ended August 31, 2005, the Company recorded a provision for income taxes of $40,000 related to California state alternative minimum tax. Also during the quarter ended August 31, 2005, the Company utilized approximately $6,000,000 of its available net operating loss carry-forwards to offset its taxable income arising in the quarter.

The Company recorded a net loss for the three months ended August 31, 2004 of approximately $1,106,000 compared with net income of approximately $4,442,000 for the three months ended August 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, marketable securities and short-term investment balances increased from approximately $1,289,000 as of May 31, 2005 to approximately $10,184,000 as of August 31, 2005. We also held short term certificates of deposit amounting to approximately $202,000 as of May 31, 2005 and approximately $203,000 as of August 31, 2005. Total current assets increased from approximately $3,612,000 as of May 31, 2005 to approximately $11,869,000 as of August 31, 2005. Total current liabilities increased from approximately $1,644,000 as of May 31, 2005 to approximately $1,757,000 as of August 31, 2005.
The improvement in the current position of the Company primarily resulted from the license agreement with Intel Corporation that was recorded during the three months ended August 31, 2005. Included within both our cash and current assets totals is approximately $3,500,000 of cash which is held by a newly created venture which we consolidate for accounting purposes. As this cash has been invested by both us and our venture partner into this entity, its use is limited to the operations of the venture itself.

During the three months ended August 31, 2005, the Company's operating activities generated approximately $6,690,000 of cash. The Company's net income, adjusted for non-cash expense items, primarily resulted from the license agreement with Intel Corporation. The Company's operating activities used cash amounting to approximately $500,000 during the three months ended August 31, 2004, primarily due to the Company's net loss as adjusted for non-cash expense items. During the three months ended August 31, 2005, we invested approximately $9,500 in the purchase of fixed assets. No such investment activities occurred during the three months ended August 31, 2004. Cash provided by financing activities increased from approximately $153,000 for the three months ended August 31, 2004 to approximately $2,203,000 for the three months ended August 31, 2005. The increase primarily resulted from the minority interest investment in a consolidated entity in the 2005 fiscal period amounting to approximately $2,000,000. No such transaction occurred during the 2004 fiscal period. Cash was also provided by the exercise of Common Stock warrants and options amounting to approximately $154,000 and $206,000 for the three months ended August 31, 2004 and 2005 respectively.

Included in financing activities is $2,000,000 invested by our co-venturer into a venture which we consolidate for financial reporting purposes. The venture was created for the purposes of jointly pursuing infringers of our technologies. In connection with the creation of the joint venture, both our co-venturer and we have committed to funding the operations of the venture, if necessary, up to an additional $4,000,000, with no more than $2,000,000 being required in any one year. The venture agreement provides that our co- venturer is to be paid $500,000 on a quarterly basis by the venture for services performed by the co-venturer.

The Company's current working capital position as of August 31, 2005, is expected to provide the funds necessary to support the Company's operations for the next 12 months. During the quarter ended August 31, 2005, we incurred significant cash and non-cash expenses related to the Intel and joint venture transactions which we expect to be of a nonrecurring nature. Given the unpredictable nature of our revenue stream, we have attempted to curb other non-strategic expenses. The Company is currently assessing various strategies to pursue in the future which may include, among other things, expanding our commitment to research and development or making acquisitions of other technologies.

During recent years we have relied upon financing activities to provide the funds necessary for the Company's operations including the sale of common stock and the issuance of debentures and notes payable for cash. In addition, we have issued stock and warrants and options for the purchase of the Company's common stock in return for services. Although we have entered into two license agreements in fiscal 2005 and the first quarter of fiscal 2006 that have resulted in our reporting significant revenue, there can be no assurance that we will be able to achieve profitable operations in the future. Should the funds generated from these agreements be insufficient to fund our operations, we may be forced to curtail our operations or seek additional external funding. There can be no assurance that additional funding would be available to us or, if it is available, that it would be on terms favorable to us.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R,"Share Based Payment." This statement replaces SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation based on the estimated fair value of the equity instrument awarded. SFAS No. 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, options, or other equity instruments or by incurring liabilities in amounts based on the price of the entity's shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement applies to all new awards granted during the fiscal year beginning after December 15, 2005 and to previous awards that are remodified or cancelled after such date. The Company has not yet fully evaluated the effect of adopting SFAS No. 123R on its financial statements.

In  December  2004,  the FASB  issued SFAS No.  153,  "Exchange  of  Nonmonetary
Assets," an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transaction." SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe that the provisions of SFAS No. 153 will have a material impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and correction of errors made in fiscal years beginning after the date SFAS No. 154 was issued. At the present time, the Company does not believe that adoption of SFAS No. 154 will have a material effect on its financial statements.

RISK FACTORS

You should consider the following discussion of risks as well as other information regarding our common stock. The risks and uncertainties described below are not the only ones, as additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

WE ARE CURRENTLY INVOLVED IN A LEGAL DISPUTE WHICH COULD IMPACT OUR FUTURE RESULTS OF OPERATIONS AND WORKING CAPITAL

We are currently in a dispute with a former legal advisor, pursuant to which the legal advisor is asserting a claim against the proceeds we received under our recently signed license agreements. We believe that the advisor's claim lacks merit. However, if we do not prevail in this dispute, the amount payable to such legal advisor could affect our business and operations. In addition, if we are required to litigate this matter, or otherwise settle the matter outside of court, the cost of resolving this matter may impact our future reported results of operations and consume a significant amount of cash.

RELATED TO OUR BUSINESS

OUR MICROPROCESSOR TECHNOLOGIES HAVE RESULTED IN LIMITED REVENUES AND SEVERAL RELATED PRODUCTS ARE STILL IN THE DEVELOPMENT STAGE

We are in the development stage on several components of our microprocessor technology product line, and the products which have been commercialized have resulted in limited revenues. Our other product lines have not generated enough revenue to support our Company. Therefore, we have limited financial results upon which you may judge our potential. We may not become profitable. We have experienced in the past, and may experience in the future, many of the problems, delays and expenses encountered by any early stage business, many of which are beyond our control. These include:

      o substantial delays and expenses related to testing and development of our new products,

      o production and marketing problems encountered in connection with our new and existing products and technologies,

      o     competition from larger and more established companies, and

      o     lack of market acceptance of our new products and technologies.

WE HAVE A HISTORY OF LOSSES, EXPECTS FUTURE LOSSES AND MAY NOT ACHIEVE OR SUSTAIN ANNUAL PROFITABILITY

We have a history of reported losses. For the fiscal years ended May 31, 2005 and 2004, we reported net losses of approximately $2,700,000 and $4,100,000, respectively. These losses have resulted primarily from significant costs associated with the development of our products, costs associated with the marketing of those products, and the interest charges and expenses related to equity and debt financings. Although we have entered into two license agreements in fiscal 2005 and the first quarter of fiscal 2006 which have resulted in our reporting significant revenue, there can be no assurance that we will be able to achieve sustained profitable operations in the future. Should the funds generated from these agreements be insufficient to fund our operations, we may be forced to curtail our operations or seek additional external funding. There can be no assurance that additional funding would be available to us or, if it is available, that it would be on terms favorable to us.

OUR LIMITED SALES AND MARKETING EXPERIENCE HAS AFFECTED OUR REVENUE

Our operating results depend to a large extent on our ability to successfully market and sell our products. We currently have limited marketing capabilities and need to hire additional sales and marketing personnel. In part , as a consequence of our limited resources, we may not be able to recruit, train, or retain qualified personnel to sell and market our products and may not be able to develop a successful sales and marketing strategy. We also have very limited marketing experience. There can be no assurance that any marketing efforts undertaken by us will be successful or will result in any significant sales of our products. A continued lack of significant revenues from the sale of our products would require us to cease doing business and/or liquidate or sell our assets

WE MAY EXPERIENCE DIFFICULTIES IN THE INTRODUCTION OF NEW PRODUCTS THAT COULD RESULT IN US HAVING TO INCUR SIGNIFICANT UNEXPECTED EXPENSES OR DELAY THE LAUNCH OF NEW PRODUCTS

Our technologies and products are in various stages of development. Our development stage products may not be completed in time to allow production or marketing due to the inherent risks of new product and technology development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. Although we may license some of our technology at its current stage of development, there can be no assurance that we will be able to do so or that any revenues generated from licensing will be sufficient to support operations at their current level. Unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or in a determination that further development is not feasible. Discovery of microprocessor design errors, frequent in the industry prior to and after production, could result in lengthy and costly redesign, fabrication (production) and testing in an industry where new technology rapidly eclipses prior innovations.

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

RELATED TO OUR INDUSTRY

INTENSE COMPETITION IN THE MARKET FOR MICROPROCESSORS COULD PREVENT US FROM INCREASING OR SUSTAINING REVENUE AND PREVENT US FROM ACHIEVING OR SUSTAINING ANNUAL PROFITABILITY

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

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY MAY INADVERTENTLY ADVERSELY AFFECT OUR ABILITY TO COMPETE

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

Vigorous protection and pursuit of intellectual property rights or positions characterize the fiercely competitive semiconductor industry, which has resulted in significant and often protracted and expensive litigation. Therefore, our competitors may assert that our technologies or products infringe on their patents or proprietary rights. Problems with patents or other rights could increase the cost of our products or delay or preclude new product development and commercialization by us. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions or to defend against infringement claims. See our discussion of Legal Proceedings below. We did not develop the technology which is the basis for our products. This technology, which was originally known as the ShBoom technology, was acquired through a series of agreements from one of two co- inventors. We have been, and may again be, subject to claims from such prior parties related to the technology. Such parties may also attempt to exploit the technology independently of our rights to do so. The asset purchase agreement and plan of reorganization between us, nanoTronics Corporation and Helmut Falk was the agreement under which we acquired the basic ShBoom technology. The agreement also contained a number of warranties and indemnities related to the ownership of the technology and other matters. We believe nanoTronics Corporation has been liquidated and, due to Mr. Falk's death in July 1995, our ability to obtain satisfaction for any future claims as a result of a breach of the agreement may be limited.

WE MAY FACE INTERRUPTION OF PRODUCTION AND SERVICES DUE TO INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM

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

WE MAY NOT BE ABLE TO OBTAIN  ADDITIONAL  CAPITAL  TO FUND ITS  OPERATIONS  WHEN
NEEDED

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

IF A LARGE NUMBER OF OUR SHARES ARE SOLD ALL AT ONCE OR IN BLOCKS, THE MARKET PRICE OF OUR SHARES WOULD MOST LIKELY DECLINE

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

IF A LARGE NUMBER OF OUR SHARES ARE SOLD ALL AT ONCE OR IN BLOCKS, THE MARKET PRICE OF OUR SHARES WOULD MOST LIKELY DECLINE

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

OUR SHARE PRICE COULD BE LOWERED AS A RESULT OF SHORT SALES

The downward pressure on the price of our common stock as the debenture holders convert and sell material amounts of common stock could encourage short sales by the debenture holders or others. When an investor sells stock that he does not own, it is known as a short sale. The seller, anticipating that the price of the stock will go down, will buy the stock at a later date. If the price of the stock goes down, the seller will profit to the extent of the difference between the amount the seller originally sold it for less the amount the seller later had to pay to buy it. Short sales enable the seller to profit in a down market. Short sales could place significant downward pressure on the price of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) under the Exchange Act, as of August 31, 2005, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and our Chief Financial Officer. Based upon that evaluation, our executive and financial officers concluded that the disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our report filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended August 31, 2005, in connection with the change in our chief executive and finance officers, we made certain changes in our internal controls over financial reporting. We engaged an external advisor, to be used both on a scheduled and on an as-needed basis, to assist us in assessing and resolving financial accounting and disclosure matters, to prepare various period end financial analyses and schedules used in our financial closing process, and to assist in writing disclosures contained in our financial statements and filings. These items, which were previously prepared directly by us, are prepared under the supervision and review of our chief financial officer. There were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2003, Patriot Scientific Corporation, a Delaware corporation (hereinafter referred to as the "Company", "We" or "us") filed several lawsuits in United States District Courts against companies we contend are infringing on our patent number 5,809,336 entitled "High Performance Microprocessor Having Variable Speed Clock." The defendants and suits are as follows:

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

Fujitsu                             Northern District of California       C035787

Toshiba America, Inc.               Southern District of New York         03CV10180

NEC USA, Inc.                       Eastern District of New York          CV036432

Matsushita                          District of New Jersey                03CV06210

The Company was requesting that the courts enjoin the defendants from making use of our patent and requested damages for past infringements. In February 2005, with the consent of the defendants, the above five actions were consolidated into the Fujitsu action in the Northern District of California under case number C035787.

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

In February 2004, the Company filed a lawsuit in the United States District Court- Northern District of California, case number C040618, against TPL, Charles H. Moore, an individual ("Moore" and together with the Company and TPL, the "Parties"), and Daniel E. Leckrone, an individual. Counterclaims were filed seeking a declaration from the Court that the inventors as stated in the original patent filings were the inventors of the respective patents.

On June 7, 2005, the Company entered into a Master Agreement (the "Master Agreement") by and among the Company, TPL and Moore. Moore and TPL were parties to certain lawsuits filed by the Company alleging infringement of certain microprocessor science and design patents ("Patents") and a lawsuit filed by the Company alleging claims for declaratory judgment for determination and correction of inventorship of the Patents. The transactions described in the Master Agreement and related agreements form a part of the settlement or dismissal of the Inventorship Litigation.

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

The infringement cases referenced above have been stayed by Judge Armstrong until late October 2005, in order to give the parties sufficient time to settle the litigation. Intel, as noted above, has been granted a license and is no longer a party to the proceedings.

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

The Company caused a removal of the action to the United States District Court for the Southern District of New York, and has filed a motion to have the litigation transferred to California. A decision is expected by the District Court in late October 2005. Discovery has yet to be commenced in the New York litigation. However, the Company has claimed that the disqualification of BandO in the ownership litigation and its withdrawal from the patent infringement litigation has caused a forfeiture of any rights of BandO to a contingency fee. Further, the Company is evaluating commencing a legal malpractice claim against BandO that the Company believes will exceed the claims asserted by BandO. As for the agreement regarding costs and fees, the Company hopes to show that BandO breached the terms of the agreement and is not entitled to any costs from the escrow. This assumes, for the sake of argument, that BandO would have any right to the funds in escrow as a result of Judge Fogel's Order disqualifying BandO on various grounds, including violation of the California Rules of Professional Responsibility.

Litigation is inherently uncertain and while the Company believes that the claims brought by BandO do not have merit, especially in light of the disqualification previously described, there can be no assurances that the resolution of the matter will not negatively impact the Company's financial position or its results of operations in the future.

On September 23, 2005, Lowell Giffhorn, a former executive officer and a current director of the Company submitted a demand for arbitration with the American Arbitration Association related to the termination of Mr. Giffhorn's employment with the Company. Mr. Giffhorn asserts that the termination of his employment with the Company was unlawful, retaliatory, wrongful, violated public policy, violated the covenant of good faith and fair dealing and violated securities laws. Mr. Giffhorn is seeking damages of $1,500,000 in connection with his claims. The Company intends to vigorously defend itself with regard to these claims. Despite the inherent uncertainties of litigation, the Company does not believe that the foregoing will have a material adverse impact on its financial condition, results of operations, or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

EXHIBIT
NO.                                DESCRIPTION
-------  -----------------------------------------------------------------------
(2.0) PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

(2.2)    Assets  Purchase  Agreement and Plan of  Reorganization  dated June 22,
         1994,  among the  Company,  nanoTronics  Corporation  and Helmut  Falk, incorporated  by  reference  to Exhibit  10.4 to Form 8-K dated July 6,
         1994

(3.0)    ARTICLES AND BYLAWS

(3.1) Original Articles of incorporation of the Company's predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, file no. 33-23143-FW

(3.2) Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18, File No. 33-23143-FW

(3.3) Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 24, 1992, incorporated by reference to
         Exhibit 3.3 to Form 8-K dated May 12, 1992

(3.3.1) Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to Form 10-KSB for the fiscal year ended May 31, 1995

(3.3.2) Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on June 24,1997, incorporated by reference to Exhibit 3.3.2 to Form 10-KSB for the fiscal year ended May 31, 1997, filed July 18, 1997

(3.3.3) Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 28, 2000, incorporated by reference to Exhibit 3.3.3 to Registration Statement on Form S-3 filed May 5, 2000

(3.3.4) Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on May 6, 2002, incorporated by reference to Exhibit 3.3.4 to Registration Statement on Form S-3 filed June 27, 2002

(3.3.5) Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on October 16, 2003, incorporated by reference to Exhibit 3.3.5 to Registration Statement on Form SB-2 filed May 21, 2004

(3.4) Articles and Certificate of Merger of Patriot Financial Corporation into the Company dated May 1, 1992, with Agreement and Plan of Merger attached thereto as Exhibit A, incorporated by reference to Exhibit 3.4 to Form 8-K dated May 12, 1992

EXHIBIT
NO.                                DESCRIPTION
-------  -----------------------------------------------------------------------
(3.5) Certificate of Merger issued by the Delaware Secretary of State on May 8, 1992, incorporated by reference to Exhibit 3.5 to Form 8-K dated May 12, 1992

(3.6) Certificate of Merger issued by the Colorado Secretary of State on May 12, 1992, incorporated by reference to Exhibit 3.6 to Form 8-K dated May 12, 1992

(3.7) Bylaws of the Company, incorporated by reference to Exhibit 3.7 to Form 8-K dated May 12, 1992

(4.0)    INSTRUMENTS   DEFINING  THE  RIGHTS  OF  SECURITY   HOLDER,   INCLUDING
         INDENTURES

(4.1)    Specimen common stock certificate, incorporated by reference to Exhibit
         4.1 Form 8-K dated May 12, 1992

(4.2) Form of Stock Purchase Warrant (Labway Corporation) dated February 29, 1996, exercisable to purchase 253,166 common shares at $1.58 per share until August 31, 1996, granted to investors in connection with an offering of securities made in reliance upon Regulation S, incorporated by reference to Exhibit 4.2 to Form 10-QSB for fiscal quarter ended February 29, 1996, filed March 15, 1996

(4.3) Form of 6% Convertible Subordinated Promissory Note due September 30, 1998 aggregating $1,500,000 to six investors incorporated by reference to Exhibit 4.3 to Form 10-QSB for fiscal quarter ended August 31, 1996, filed October 15, 1996

(4.4) Form of 5% Convertible Term Debenture (CC Investments, LDC) due June 2, 1999 aggregating $2,000,000 to two investors incorporated by reference to Exhibit 4.4 to Form 8-K dated June 16, 1997

(4.5) Form of Stock Purchase Warrant (CC Investments, LDC) dated June 2, 1997 exercisable to purchase an aggregate of 400,000 common shares at $1.69125 per share until June 2, 2002, granted to two investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to Exhibit 4.5 to Form 8-K filed June 17, 1997

(4.6) Registration Rights Agreement dated June 2, 1997 by and among the Company and CC Investments, LDC and the Matthew Fund, N.V. related to the registration of the common stock related to Exhibits 4.4 and 4.5 incorporated by reference to Exhibit 4.6 to Form 8-K filed June 17, 1997

(4.7) Form of Warrant to Purchase Common Stock (Swartz Family Partnership, L.P.) dated June 2, 1997 exercisable to purchase an aggregate of 211,733 common shares at $1.69125 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to Exhibit 4.7 to Form 8-K filed June 17, 1997

(4.8) Registration Rights Agreement dated June 2, 1997 by and among the Company and Swartz Investments, LLC related to the registration of the common stock related to Exhibit 4.7 incorporated by reference to
         Exhibit 4.8 to Form 8-K filed June 17, 1997

(4.9) Form of 5% Convertible Term Debenture (CC Investments, LDC) due June 2, 1999 aggregating $1,000,000 to two investors incorporated by reference to Exhibit 4.9 to Form 10-KSB for the fiscal year ended May 31, 1998, filed August 19, 1998

(4.10) Form of Stock Purchase Warrant (CC Investments, LDC) dated November 24, 1997 exercisable to purchase an aggregate of 200,000 common shares at $1.50 per share until June 2, 2002, granted to two investors in connection with the offering of securities described in Exhibit 4.9 incorporated by reference to Exhibit 4.10 to Form 10-KSB for the year ended May 31, 1998, filed August 19, 1998

(4.11) Form of Warrant to Purchase Common Stock (Swartz Family Partnership, L.P.) dated November 24, 1997 exercisable to purchase an aggregate of 105,867 common shares at $1.50 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities described in Exhibit 4.9 incorporated by reference to Exhibit 4.11 to Form 10-KSB for the year ended May 31, 1998, filed August 19, 1998

(4.12) Form of Warrant to Purchase Common Stock (Investor Communications Group, Inc.) dated June 16, 1997 exercisable to purchase an aggregate of 130,000 common shares at prices ranging from $2.50 to $7.50 per share until June 15, 1999 incorporated by reference to Exhibit 4.12 to Form 10-KSB for the year ended May 31, 1998, filed August 19, 1998

EXHIBIT
NO.                                DESCRIPTION
-------  -----------------------------------------------------------------------
(4.13) Warrant to Purchase Common Stock issued to Spellcaster Telecommunications, Inc. dated April 28, 1998 exercisable to purchase an aggregate of 100,000 common shares at $1.25 per share until April 28, 2000 incorporated by reference to Exhibit 4.13 to Form 10-KSB for the year ended May 31, 1998, filed August 19, 1998

(4.14) Investment agreement dated February 24, 1999 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $5,000,000 incorporated by reference to Exhibit 4.14 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998, filed March 5, 1999

(4.15) Registration Rights Agreement dated February 24, 1999 by and between the Company and Swartz Private Equity, LLC related to the registration of the common stock related to Exhibit 4.14 incorporated by reference to Exhibit 4.15 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998, filed March 5, 1999

(4.16) Form of Warrant to Purchase Common Stock (Swartz Private Equity, LLC) dated February 24, 1999 exercisable to purchase common shares in connection with the offering of securities in Exhibit 4.14 incorporated by reference to Exhibit 4.16 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998, filed March 5, 1999

(4.17) Amended and Restated Investment Agreement dated July 12, 1999 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $5,000,000 incorporated by reference to Exhibit
         4.17 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 filed July 15, 1999

(4.18) Investment Agreement dated May 2, 2000 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $30,000,000 incorporated by reference to Exhibit 4.18 to Registration Statement on Form S-3 filed May 5, 2000

(4.18.1) Waiver and Agreement  dated  September 24, 2001 amending the Investment
         Agreement (1) dated May 2, 2000 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $30,000,000 incorporated by reference to Exhibit 4.18.1 to Registration Statement on Form S-1 filed October 11, 2001

(4.19) 2001 Stock Option Plan of the Company dated February 21, 2001 incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-8 filed March 26, 2001

(4.20) Investment agreement dated September 17, 2001 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $25,000,000 incorporated by reference to Exhibit 4.20 to Registration Statement on Form S-1 filed October 11, 2001

(4.21) Registration Rights Agreement dated September 17, 2001 by and between the Company and Swartz Private Equity, LLC related to the registration of the common stock related to Exhibit 4.20 incorporated by reference to Exhibit 4.21 to Registration Statement on Form S-1 filed October 11, 2001

(4.22) Warrant to Purchase Common Stock dated September 17, 2001 exercisable to purchase common shares in connection with the Offering of securities in Exhibit 4.20 incorporated by reference to Exhibit 4.22 to Registration Statement on Form S-1 filed October 11, 2001

(4.23) Financial Consulting Services Agreement between the Company and M. Blaine Riley, Randall Letcavage and Rosemary Nguyen incorporated by reference to Exhibit 4.23 to Registration Statement on Form S-8 filed January 22, 2002

(4.24) Form of 8% Convertible Debenture (Lincoln Ventures, LLC) due June 10, 2004 aggregating $1,000,000 to six investors incorporated by reference to Exhibit 4.24 to Registration Statement on Form S-3 filed June 27, 2002

(4.25) Form of Stock Purchase Warrant (Lincoln Ventures, LLC) dated June 10, 2002 exercisable to purchase an aggregate of 12,859,175 common shares at initial exercise prices ranging from $0.08616 to $0.10289 per share until June 10, 2007, granted to six investors in connection with the offering of securities described in Exhibit 4.24 incorporated by reference to Exhibit 4.25 to Registration Statement on Form S-3 filed June 27, 2002

EXHIBIT
NO.                                DESCRIPTION
-------  -----------------------------------------------------------------------
(4.26) Form of Registration Rights Agreement (Lincoln Ventures, LLC) dated June 10, 2002 by and among the Company and six investors related to the registration of the common stock related to Exhibit 4.24 incorporated by reference to Exhibit 4.26 to Registration Statement on Form S-3 filed June 27, 2002

(4.27) 2003 Stock Option Plan of the Company dated July 2, 2003 incorporated by reference to Exhibit 4.27 to Registration Statement on Form S-8 filed September 4, 2003

(4.28) Form of 8% Convertible Debenture, Stock Purchase Warrant, Registration Rights Agreement and Securities Purchase Agreement for financings entered into between September 28, 2004 and January 17, 2005 incorporated by reference to Exhibit 4.28 to Registration Statement on Form SB-2 filed February 2, 2005.

(10.0)   MATERIAL CONTRACTS

(10.40) Master Agreement, dated as of June 7, 2005, by and among the Company, Technology Properties Limited Inc., a California corporation and Charles H. Moore, an individual, incorporated by reference to Exhibit
         10.40 to Form 8-K filed June 15, 2005.

(10.41) Commercialization Agreement dated as of June 7, 2005 by and among the JV LLC, Technology Properties Limited Inc., a California corporation, and the Company, incorporated by reference to Exhibit 10.41 to Form 8-K filed June 15, 2005.

(10.42) Limited Liability Company Operating Agreement of JV LLC, a Delaware limited liability company, dated as of June 7, 2005, incorporated by reference to Exhibit 10.42 to Form 8-K filed June 15, 2005.

(10.43) Agreement for Part-Time Employment dated August 3, 2005 between the Company and Thomas J. Sweeney, incorporated by reference to Exhibit
         99.3 to Form 8-K filed August 9, 2005.

(31.0)   RULE 13A-14(A)/15D-14(A) CERTIFICATIONS

(31.1)* Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(31.2)* Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32.0)   SECTION 1350 CERTIFICATIONS

(32.1)* Certification of Chief Executive Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

(32.2)* Certification of Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               PATRIOT SCIENTIFIC CORPORATION




Date: October 24, 2005                         By: /s/ THOMAS J. SWEENEY
                                                 -------------------------------
                                                 Thomas J. Sweeney,
                                                 Chief Financial Officer


(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)