Form 10QSB
period 2005-11-30
PATRIOT SCIENTIFIC CORP
filed 2006-01-23
CIK 836564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
    (Mark One)

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For quarterly period ended November 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                         304,719,593
-------------------------------                         -----------
           (Class)                            (Outstanding at November 30,2005)

    Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         PATRIOT SCIENTIFIC CORPORATION

                                      INDEX

                                                                                                                          PAGE
                                                                                                                          ----
PART I. FINANCIAL INFORMATION
     ITEM 1. Financial Statements
        Consolidated Balance Sheets as of November 30, 2005 (unaudited) and May 31, 2005                                  3
        Consolidated Statements of Operations for the three and six months ended November 30, 2005 and 2004
          (unaudited)                                                                                                     4
        Consolidated Statements of Cash Flows for the six months ended November 30, 2005 and 2004 (unaudited)             5
        Notes to Unaudited Consolidated Financial Statements                                                              6-13
     ITEM 2. Management's Discussion and Analysis or Plan of Operation                                                    14-23
     ITEM 3. Controls and Procedures                                                                                      23

PART II. OTHER INFORMATION
     ITEM 1. Legal Proceedings                                                                                            24-26
     ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                  *
     ITEM 3. Defaults Upon Senior Securities                                                                              *
     ITEM 4. Submission of Matters to a Vote of Security Holders                                                          *
     ITEM 5. Other Information                                                                                            26
     ITEM 6. Exhibits                                                                                                     26-30

     SIGNATURES                                                                                                           31

* No information provided due to inapplicability of the item.

                          PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         PATRIOT SCIENTIFIC CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                              November 30, 2005     May 31, 2005
----------------------------------------------------------------------------------------------------------------
ASSETS                                                                           (Unaudited)

Current Assets:
   Cash and cash equivalents (including $2,559,670 held by a consolidated
      entity at November 30, 2005)                                            $      8,478,982      $    591,426
   Marketable securities and short term investments                                    614,283           697,524
   Restricted short term investment                                                    204,774           201,648
   Licenses receivable                                                                 500,000         2,000,000
   Accounts receivable                                                                   2,625                --
   Prepaid expenses and other current assets                                           243,186           121,758
----------------------------------------------------------------------------------------------------------------

Total current assets                                                                10,043,850         3,612,356

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $204,222
   and $1,085,703                                                                       25,588            21,376

OTHER ASSETS                                                                                --            23,891

PATENTS AND TRADEMARKS, net of accumulated amortization of $566,975
   and $549,563                                                                         48,999            66,411
----------------------------------------------------------------------------------------------------------------
                                                                              $     10,118,437      $  3,724,034
================================================================================================================

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS' EQUITY

Current liabilities:
   Line of credit                                                             $        100,000      $    100,000
   Current portion of convertible debentures, net of debt discount
      of $132,078 and $301,320                                                         616,090           421,847
   Accounts payable                                                                    138,704           268,458
   Accrued liabilities                                                                 487,404           505,153
   Current portion of capital lease obligation                                              --             2,306
   Accrued contested fee payable                                                       346,000           346,000
----------------------------------------------------------------------------------------------------------------

Total current liabilities                                                            1,688,198         1,643,764

CONVERTIBLE DEBENTURES, net of debt discount of $ -  and $111,559                           --            45,942
----------------------------------------------------------------------------------------------------------------

Total liabilities                                                                    1,688,198         1,689,706
----------------------------------------------------------------------------------------------------------------

MINORITY INTEREST IN EQUITY OF CONSOLIDATED ENTITY                                   1,279,835                --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.00001 par value; 5,000,000 shares authorized:
     none outstanding                                                                       --                --
   Common stock, $.00001 par value: 500,000,000 shares authorized:
     304,719,593 and 280,492,013 issued and outstanding                                  3,047             2,805
   Additional paid-in capital                                                       56,517,567        54,569,091
   Accumulated deficit                                                             (49,370,210)      (52,537,568)
----------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                        7,150,404         2,034,328
----------------------------------------------------------------------------------------------------------------

                                                                              $     10,118,437      $  3,724,034
================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended                   Six Months Ended
                                           --------------------------------      --------------------------------
                                             November 30,      November 30,       November 30,       November 30,
                                                 2005              2004                2005             2004
-----------------------------------------------------------------------------------------------------------------
Revenues:

   Licenses and royalties                  $          --      $          --      $  10,000,000      $          --
   Other                                          10,202             18,748             20,272             21,298
-----------------------------------------------------------------------------------------------------------------
                                                  10,202             18,748         10,020,272             21,298
-----------------------------------------------------------------------------------------------------------------

Operating expenses:
   Research and development                      109,553             54,037            198,260            182,341
   Selling, general and administrative         1,623,692            392,552          3,299,411            772,954
   Settlement and license expense                     --                 --          3,855,132                 --
-----------------------------------------------------------------------------------------------------------------
                                               1,733,245            446,589          7,352,803            955,295
-----------------------------------------------------------------------------------------------------------------

Operating income (loss)                       (1,723,043)          (427,841)         2,667,469           (933,997)
-----------------------------------------------------------------------------------------------------------------

Other income (expense):
   Unrealized gain (loss) on
       marketable securities                      (1,137)             2,444             (1,137)           (12,219)
   Other income                                   80,918                479            134,375             47,752
   Interest expense                             (111,030)          (648,223)          (313,514)        (1,281,128)
-----------------------------------------------------------------------------------------------------------------
                                                 (31,249)          (645,300)          (180,276)        (1,245,595)
-----------------------------------------------------------------------------------------------------------------

Income (loss) before minority
   interest in loss of consolidated
   entity and income taxes                    (1,754,292)        (1,073,141)         2,487,193         (2,179,592)

Minority interest in loss of
   consolidated entity                           479,596                 --            720,165                 --
-----------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes             (1,274,696)        (1,073,141)         3,207,358                 --

Provision for income taxes                            --                 --             40,000
-----------------------------------------------------------------------------------------------------------------

Net income (loss)                          $  (1,274,696)     $  (1,073,141)     $   3,167,358      $  (2,179,592)
=================================================================================================================

Basic income (loss) per common share       $          --      $       (0.01)     $        0.01      $       (0.01)
-----------------------------------------------------------------------------------------------------------------

Diluted income (loss) per common share     $          --      $       (0.01)     $        0.01      $       (0.01)
-----------------------------------------------------------------------------------------------------------------

Weighted average number of common
   shares outstanding-basic                  303,431,364        198,970,399        297,350,377        190,971,852
Weighted average number of common
   shares outstanding-diluted                303,431,364        198,970,399        359,485,955        190,971,852
=================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                         PATRIOT SCIENTIFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Six Months Ended
                                                                                    --------------------------------
                                                                                     November 30,       November 30,
                                                                                         2005               2004
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net income (loss)                                                              $   3,167,358      $  (2,179,592)
     Adjustments to reconcile net income (loss) to net cash provided by (used
       in) operating activities:
         Amortization and depreciation                                                     29,240             47,297
         Non-cash compensation                                                                 --             22,175
         Non-cash interest expense related to convertible debentures, notes
           payable and warrants                                                           280,801          1,192,563
         Unrealized loss on marketable securities                                           1,137             12,219
         Common stock issued for services and other                                       206,250             14,800
         Expense related to warrant repricing and issuance                              1,397,491                 --
         Accrued interest income added to investments                                     (21,022)                --
         Loss in consolidated entity allocated to minority interest                      (720,165)                --
     Changes in:
           Accounts receivable                                                             (2,625)            (2,368)
           Prepaid and other assets                                                       (97,537)            95,408
           Licenses receivable                                                          1,500,000                 --
           Accounts payable and accrued expenses                                         (193,321)            (2,103)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                     5,599,465           (799,601)
--------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
     Proceeds from sale of marketable securities                                          100,000                 --
     Purchase of property and equipment                                                   (16,040)                --
--------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                  83,960                 --
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
     Proceeds from the issuance of convertible debentures                                      --            452,500
     Proceeds from the issuance of common stock                                                --              3,250
     Minority interest investment in consolidated entity                                2,000,000                 --
     Payments for capital lease obligations                                                (2,306)            (3,785)
     Proceeds from exercise of common stock warrants and options                          206,437            164,432
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                               2,204,131            616,397
--------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    7,887,556           (183,204)
CASH AND CASH EQUIVALENTS, beginning of period                                            591,426            355,940
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD (1)                                        $   8,478,982      $     172,736
====================================================================================================================

(1) Included in cash at November 30, 2005 is $2,559,670 held by a consolidated entity which amount can only be used for the operations of that entity.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash payments for interest                                                     $       2,637      $       2,226
     Convertible debentures and accrued interest exchanged for common stock         $     138,540      $   1,062,104
====================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The unaudited consolidated financial statements of Patriot Scientific Corporation (the "Company," "we" or "us") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in Form 10-KSB for the year ended May 31, 2005.

In the opinion of  management,  the interim  consolidated  financial  statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Additionally, during the quarter ended August 31, 2005, the Company entered into certain nonrecurring transactions related to the TPL agreement, which is more fully described in Note
5. Operating results for the three and six month periods ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006.

EARNINGS (LOSS) PER SHARE

We follow Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, basic income (loss) per share is calculated as income (loss) available to common stockholders divided by the weighted average number of common shares outstanding. Diluted income (loss) per share is calculated as net income (loss) available to common stockholders divided by the diluted weighted average number of common shares outstanding. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants and the if-converted method for convertible debentures. For the six month period ended November 30, 2005, potential common shares of approximately 62,136,000 arising from our stock options and warrants, were included in the determination of diluted earnings per share. Potential common shares arising from an additional 5,100,000 options and warrants, as well as approximately 11,200,000 related to our convertible debentures, were not included in the calculation of diluted earnings per share for the six month period ended November 30, 2005 as they were considered to be anti-dilutive. Potential common shares related to all options, warrants and convertible debentures were considered to be anti-dilutive for the three and six month periods ended November 30, 2004 and for the three month period ended November 30, 2005 due to our reported loss in those periods.

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46(R) ("FIN 46(R)"), which further clarified and amended FIN 46, "Consolidation of Variable Interest Entities", which requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or is the primary beneficiary, as a result of ownership, contractual or other financial interests in the entity. At November 30, 2005, the Company has an interest in a limited liability company in which it is considered to be the primary beneficiary. As a result, the Company has consolidated the limited liability company under FIN 46 (See Note 5).

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

SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," require the Company to provide pro forma information regarding net income (loss) as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock based compensation under APB No. 25. See "Recent Accounting Pronouncements."

PATRIOT SCIENTIFIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company applies SFAS No. 123 in valuing options granted to consultants and estimates the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as a consulting expense as services are provided. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested.

Had the Company employed the accounting provisions for SFAS No. 123, the Company's reported net income (loss) and per share amounts would have been changed by the pro forma amounts indicated below:

                                        Three Months Ended                      Six Months Ended
                                  --------------------------------      --------------------------------
                                    November 30,      November 30,        November 30,      November 30,
                                        2005              2004               2005               2004
                                  --------------------------------      --------------------------------
Net income (loss)-as reported     $  (1,274,696)     $  (1,073,141)     $   3,167,358      $  (2,179,592)
Compensation expense                         --            (10,110)          (182,250)           (12,993)
                                  --------------------------------      --------------------------------

Net income (loss)-pro forma       $  (1,274,696)     $  (1,083,251)     $   2,985,108      $  (2,192,585)
                                  ================================      ================================
As reported per share:
    Basic                         $          --      $       (0.01)     $        0.01      $       (0.01)
                                  --------------------------------      --------------------------------
    Diluted                       $          --      $       (0.01)     $        0.01      $       (0.01)
                                  --------------------------------      --------------------------------
Pro forma per share:
    Basic                         $          --      $       (0.01)     $        0.01      $       (0.01)
                                  --------------------------------      --------------------------------
    Diluted                       $          --      $       (0.01)     $        0.01      $       (0.01)
                                  --------------------------------      --------------------------------

2.    RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R, "Share Based Payment." This statement replaces SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation based on the estimated fair value of the equity instrument awarded. SFAS No. 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, options, or other equity instruments or by incurring liabilities in amounts based on the price of the entity's shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement applies to all new awards granted during the fiscal year beginning after December 15, 2005 and to previous awards that are modified or cancelled after such date. The Company has not yet fully evaluated the effect of adopting SFAS No. 123R on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, "Accounting for Nonmmonetary Transaction." SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe that the provisions of SFAS No. 153 will have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and correction of errors made in fiscal years beginning after the date SFAS No. 154 was issued. At the present time, the Company does not believe that adoption of SFAS No. 154 will have a material effect on its consolidated financial statements.

3.    CONTINUED EXISTENCE AND MANAGEMENT'S PLAN

Through May 31, 2005, the Company had incurred reported net losses and has used significant amounts of cash in its operations. Historically, the Company has had to rely on obtaining financing to fund its operations; such financing often being at unfavorable terms to the Company due to its poor financial condition. Management of the Company believes that 2005 represented a turning point for the

PATRIOT SCIENTIFIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Company. During 2005 and during the six months ended November 30, 2005, the Company was able to resolve legal disputes involving ownership and other issues related to its patented technologies. As a result, the Company has been able to enter into two significant license agreements for its technology which resulted in the Company obtaining approximately $13,000,000 in the aggregate. These agreements are discussed more fully in Notes 4 and 5 to these consolidated financial statements. Prospectively, the Company anticipates that it may need to spend additional funds in its efforts to further develop its technologies and expand the technologies' markets. The Company believes that the funds obtained through these agreements will be sufficient to meet the Company's obligations as they come due for the foreseeable future. If expanded development is commenced or new generations of microprocessor technology are accelerated beyond current plans, additional expenditures may be required. At the present time, management believes that it has the funds available to meet the obligations of the Company as they come due for the foreseeable future. In the event that the Company cannot do so, it will be required to curtail or alter its future plans of operations.

4.    LICENSE AGREEMENTS

In February 2005, the Company entered into two separate licensing agreements with one customer for the Company's Ignite microprocessor technology and the patent portfolio technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for maintenance services. Maintenance under the agreements is expected to be provided over a period not to exceed four years. The payment terms of the agreements require aggregate payments of $300,000 at the time of execution, three quarterly payments of $750,000 each on April 1, August 15, and November 15, 2005 and one final payment of $500,000 on February 15, 2006. Total payments received to date under the agreements include $1,050,000 in fiscal 2005 and $1,500,000 in fiscal 2006. The agreements also provide for the future payment of royalties to the Company based on sales of product using the licensed technology. In connection with the license agreement, the Company became obligated to the former co-inventor of the Ignite technology for $207,600, payable in quarterly installments of $51,900, of which $103,800 remains outstanding at November 30, 2005 and is included in accrued liabilities.

Also, in conjunction with entering into these license agreements, as well as other license agreements (See Note 5), the legal advisor who had previously assisted the Company in its negotiations has asserted a claim against the Company for amounts which the advisor believes it is entitled. The Company is contesting the matter and the outcome of this matter is currently unknown. Based on its current assessment of the matter, the Company has accrued a liability of $346,000 as of November 30, 2005. The Company intends to vigorously defend itself in this matter; however, it is possible that, were the Company not to prevail in the suit, the ultimate amount payable to such legal advisor could be significantly higher than the current accrued liability.

5.    CREATION OF CONSOLIDATED LIMITED LIABILITY COMPANY /LICENSE AGREEMENT

In June 2005, the Company entered into an agreement with the co-inventor of certain of the Company's technology pursuant to which the Company and the co-inventor resolved all legal disputes between them. As a result of the agreement, the Company formed a new limited liability company (the "JV LLC") with the co-inventor into which both parties contributed their rights to the technologies. The Company believes, based upon consultation with its attorneys, that it was not required by applicable law or other existing agreements to obtain approval for the contribution of the license rights to the JV LLC from stockholders or any parties other than its various warrant holders. Both the Company and the other member of the JV LLC agreed to establish a working capital fund for the JV LLC of $4,000,000, of which the Company's contribution was $2,000,000. The Company and the other member of the JV LLC are obligated to fund future working capital requirements at the discretion of the JV LLC management committee, in order to maintain working capital of not more than $8,000,000, and neither the Company nor the other member of the JV LLC are required to contribute more than $2,000,000 in any fiscal year. The Company received a 50% interest in the JV LLC. For accounting purposes the newly formed entity is considered to be a variable interest entity, as defined in FIN 46R, for which the Company is considered to be the primary beneficiary. Accordingly, the accounts and transactions of the JV LLC have been consolidated with those of the Company and the other member of the JV LLC's interest in the JV LLC has been presented as a minority interest in the consolidated financial statements of the Company as of and for the three and six month periods ended November 30, 2005. The JV LLC has committed to pay the other member of the JV LLC $500,000 on a quarterly basis for work done by the other member on behalf of the JV LLC. The JV LLC has paid $1,000,000 to the other member and expensed such amounts during the six month period ended November 30, 2005. At November 30, 2005, the JV LLC`s sole asset was approximately $2,560,000 in cash. Although this amount is reported together with the Company's cash balances in the consolidated balance sheet as of November 30, 2005, the Company does not have the ability to control the JV LLC and this cash is not available for use by the Company. The JV LLC reported a net loss for the three and six month periods ended November 30, 2005 of approximately $480,000 and $1,440,000, respectively.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Concurrently with forming the JV LLC, the Company entered into a license agreement with a third party pursuant to which it received $10,000,000, which amount was recorded as license revenue during the quarter ended August 31, 2005. In connection with entering into the license agreement and forming the JV LLC, the Company incurred various cash and non-cash expenses. Direct, incremental cash costs incurred with the transactions included $170,000 paid to a committee of the Company's board of directors for their efforts in consummating the transactions, approximately $1,328,000 paid to certain of the Company's warrant holders to obtain their approval of the agreement, and $960,000 paid to the former co-inventor of the technology. As more fully discussed in Note 4, a former legal advisor of the Company may assert a success fee against the Company based upon proceeds received by the Company under this license agreement. No amount has been accrued for this contingency as the Company believes the probability of any amount being paid to the advisor for this license agreement is remote. The Company believes, based upon consultation with its attorneys, it was not required by applicable law or other existing agreements to obtain approval for the contribution of the license rights to the JV LLC from stockholders or any parties other than its various warrant holders.

The Company also granted new warrants and agreed to reprice other outstanding warrants in order to obtain the necessary approvals from certain security interest holders as well as to obtain the release of their security interests in the Company's intellectual property, and to finalize the limited liability company agreement. The Company granted a warrant to the other member of the JV LLC to acquire up to 3,500,000 shares of the Company's common stock at a per share price of $0.125. The warrant has a term of seven years. At the date of grant, the right to acquire 1,400,000 common shares vested. The right to acquire the remaining 2,100,000 shares will vest in 700,000 increments only upon the Company's common stock attaining a per share stock price of $0.50, $0.75 and $1.00. As additional consideration to the warrant holders for providing approval for the transaction, the Company agreed to reset the per share exercise price of approximately 35,000,000 warrants to $0.015 for which the warrant holders also conveyed other warrants to acquire 12,000,000 shares back to the Company. Further, the Company issued additional warrants to acquire approximately 290,000 shares of the Company's common stock at a per share price of $0.03. The warrants issued and repriced were valued using the Black Scholes method and the following assumptions: volatility of 123%, no dividends, risk free interest rates of approximately 4%, and contractual terms ranging from five to seven years. The value of the warrants issued and repriced in excess of the current value of the warrants reconveyed and the value of the warrants previously expensed was approximately $1,397,000, which amount, together with the cash component previously described, is reflected as an expense in the three and six month periods ended November 30, 2005.

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

Number of Shares of Common Stock Into Which the Debentures May Be Converted. The debentures were initially convertible into shares of common stock at conversion prices ranging from approximately $0.02 to $0.10 per share. The debentures contain provisions which allow for the conversion rate to be reset on a periodic basis based on a comparison of the market price of the Company's common stock to the conversion price of the debentures. On those measurement dates where the market price is less than the conversion rate, a new conversion rate is set based on a weighted average of the market price for the ten days prior to the reset measurement date. As of November 30, 2005, the reset conversion rates on debentures outstanding range from $0.02 to $0.09. The Company has received a waiver letter from the holders of the convertible debentures which specifies that the holders will not request conversion of their debentures or exercise any related warrants into shares of the Company's common stock unless the Company has sufficient authorized but unissued shares to satisfy the conversion or exercise at such time a request is made by the debenture holders.

Warrants. Concurrent with the issuance of the convertible debentures, the Company issued to the debenture holders warrants to purchase shares of the Company's common stock. These warrants are exercisable for five years from the date of issuance at either initial negotiated exercise prices or prices equal to 115% of the volume weighted average price for our common stock for the ten days previous to the debenture date. The warrant exercise price is generally subject to being reset on each six month anniversary of the warrants' issuance, however, if the warrant holder elects to have the warrant shares registered, then the exercise price is fixed at the price in effect on the date of the election.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Stockholder Approval. The Company may currently issue more than 20% of its outstanding shares under the convertible debentures. If the Company were to become listed on the NASDAQ Capital Market or NASDAQ National Market, then it must get stockholder approval to issue more than 20% of its outstanding shares. Currently, stockholder approval is not required.

Restrictive Covenants. For a period of 18 months from the date of issuance of the debentures, the Company is prohibited from entering into certain transactions. These transactions include the issuance of any debt or equity securities in a private transaction which are convertible or exercisable into shares of common stock at a price based on the trading price of the common stock at any time after the initial issuance of such securities, the issuance of any debt or equity securities with a fixed conversion or exercise price subject to adjustment, and any private equity line type agreements without obtaining the debenture holders' prior written approval. Additionally, so long as the debentures remain outstanding, the Company cannot declare or pay dividends without the debenture holders' approval.

Right of First Refusal. The debenture holders have a right of first refusal to purchase or participate in any equity securities offered by the Company in any private transaction which closes on or prior to the date that is two years after the issue date of each debenture.

Registration Rights. Except for one debenture issued on March 23, 2004, the Company is responsible for registering the resale of the shares of its common stock which will be issued on the conversion of the debentures. As of May 31, 2005, there have been six registration statements (designated A through G).

Security Interest. The convertible debentures were secured by substantially all assets of the Company through June 2005, at which time the debenture holders agreed to release their security interests in the Company's intellectual property. (See Note 5).

PATRIOT SCIENTIFIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The  following   tables  present  the  status  and  activity  of  the  Company's convertible debentures as of and through November 30, 2005:

                                                                                            Shares
                                         Principal           Conversion Prices         Converted as
                                        Balance at    ------------------------------        of              Warrant
            Dates of      Aggregate      November                                         November           Shares
 Series     Issuance      Principal      30, 2005         Initial           Reset         30, 2005           Issued
----------------------------------------------------------------------------------------------------------------------
   A         4/23/02-     $1,000,000        $         $  0.08616-      $  0.04190-      24,099,548        12,859,175
             6/10/02                                      0.10289          0.04457

   B         8/23/02-        605,000       --            0.05126-         0.04381-      14,777,350        11,234,835
             1/24/03                                       0.0727          0.04722

   C         3/24/02-        510,000       --              0.041-           0.041-      10,470,554         9,377,943
             6/9/03                                         0.065            0.065

   D         8/1/03-         547,500       --             0.0172-          0.0172-      25,178,803        22,455,355
             10/21/03                                       0.048           0.0477

   E         12/1/03-      1,527,500       --             0.0267-          0.0267-      46,794,618        30,395,392
             5/11/04                                         0.10             0.10

   F         3/23/04         723,168     723,168             0.09             0.09              --         8,035,192

   G         9/28/04-        490,000     25,000         0.016710-        0.016710-      20,729,062        21,690,815
             1/17/05                                         0.04             0.04
----------------------------------------------------------------------------------------------------------------------

                          $5,403,168   $ 748,168                                       142,049,935       116,048,707
======================================================================================================================

Convertible debentures issued since April 2002                      $ 5,403,168
Less debentures converted to common stock                            (4,655,000)
-------------------------------------------------------------------------------
                                                                        748,168
Less debt discount                                                      132,078
-------------------------------------------------------------------------------

Convertible debentures at November 30, 2005, all current                616,090
-------------------------------------------------------------------------------

Maturity dates of outstanding convertible debentures
    March 23, 2006                                                  $   723,168
    November 17, 2006                                                    25,000
-------------------------------------------------------------------------------

                                                                    $   748,168
===============================================================================

At November 30, 2005, the Company's convertible debentures were convertible into approximately 10,550,000 shares of the Company's common stock. During the three month period ended August 31, 2005, holders of debentures having a principal balance of $132,500 converted their debentures, together with accrued interest thereon of $6,040, into 8,295,789 shares of the Company's common stock. No debentures were converted during the three month period ended November 30, 2005.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.    STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the six months ended November 30, 2005:

                                                                    Common
                                                                     Shares          Amount
                                                                  -----------     -----------

Balance June 1, 2005                                              280,492,013     $54,571,896

Exercise of common stock options                                      850,000          78,400
Exercise of common stock warrants                                   2,905,830         128,037
Cashless exercise of common stock warrants                         11,550,961              --
Stock issued on conversion of
    debentures and accrued interest                                 8,295,789         138,540
Stock issued to co-inventor of technology                             625,000          81,250
Issuance of common stock warrants in connection with new
    venture/license agreement                                              --         556,675
Extension of term of warrants previously issued to consultant              --         125,000
Effect of repricing and conveyance in connection with new
    venture/license agreement                                              --         840,816
                                                                  -----------     -----------

Balance November 30, 2005                                         304,719,593     $56,520,614
                                                                  ===========     ===========

STOCK OPTION ACTIVITY

At November 30, 2005, we had 1,880,000 options outstanding pursuant to our 1996 Stock Option Plan, exercisable at prices ranging from $0.04 to $1.18 per share and expiring through 2010; 1,943,000 options outstanding pursuant to our 2001 Stock Option Plan, exercisable at prices ranging from $0.04 to $0.13 per share and expiring through 2010; and 3,575,000 options outstanding pursuant to our 2003 Stock Option Plan, exercisable at prices ranging from $0.04 to $0.16 per share expiring through 2010. Some of the options outstanding under these plans are not presently exercisable and are subject to vesting criteria.

During the quarter ended August 31, 2005, we issued options to acquire 1,350,000 shares of our common stock at a per share price of $0.16 to members of our Board of Directors. No options were issued during the quarter ended November 30, 2005. During the quarter ended August 31, 2005, options to purchase 850,000 shares of our common stock were exercised for proceeds of $78,400. No options were exercised during the quarter ended November 30, 2005.

WARRANTS

At November 30, 2005, we had warrants outstanding exercisable into 84,790,708 common shares at exercise prices ranging from $0.015 to $0.65 per share and expiring through June 2012. During the six months ended November 30, 2005, we issued warrants to purchase 3,790,290 shares of common stock, had investors exercise warrants to purchase 16,122,163 shares of our common stock, 2,905,830 of which were exercised for cash proceeds of $128,037. The remaining 13,216,333 warrants were exercised pursuant to a cashless exercise and resulted in the net issuance of 11,550,961 shares of our common stock. During the six months ended November 30, 2005 the Company also cancelled warrants to purchase 12,000,000 shares of our common stock. For warrants issued in conjunction with the 8% convertible debentures, at each anniversary date the warrants will be repriced to the lesser of the initial exercise price or the volume weighted average price for our common stock for the ten days previous to the reset date. For warrants issued in conjunction with the equity lines of credit and snap shot warrants, at each anniversary date the warrants will be repriced to the lesser of the initial exercise price or 110% of the lowest closing bid price of our common stock for the five trading days ending on such six month anniversary date. During the six months ended November 30, 2005, no warrants were repriced in connection with these agreements. The Company repriced other warrants to purchase approximately 35,000,000 common shares to $0.015 (See Note 5).

PATRIOT SCIENTIFIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

COMMON STOCK

On July 22, 2005, 625,000 shares of common stock valued at $0.13 per share (based on the fair value on the date of issuance) were issued to the co-inventor of certain technology. The Company recorded an expense of $81,250 in connection with the issuance of these shares.

8.    INCOME TAXES

During the six months ended November 30, 2005, the Company recorded a $40,000 provision for income taxes which related to California state alternative minimum taxes. Deferred income taxes are provided for the difference in the treatment of certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist principally of income tax benefits arising from the Company's net operating loss carry-forwards. During the six months ended November 30, 2005, the Company utilized approximately $4,900,000 of its available net operating loss carryforwards to offset its taxable income arising during the six month period ended November 30, 2005. At November 30 and May 31, 2005, a valuation allowance of approximately $12,800,000 and $14,700,000, which amounts are equal to the Company's net deferred tax assets at those dates, has been recorded, as management has not determined that it is more likely than not that the benefit from the deferred tax asset will be realized. At November 30, 2005, the Company has federal and state net operating loss carry-forwards of approximately $30,000,000 and $16,000,000, respectively, that expire through 2025 and 2015, respectively. Annual usage of these net operating loss carryforwards may be limited in the future due to changes in our stockholders.

9.    CONTINGENCIES

Legal. During the quarter ended August 31, 2005, the Company terminated two of its officers, each of whom had an employment contract with the Company. One of the officers agreed to accept approximately $150,000 as severance and to have the maturity date of options held by him extended for one year. Approximately $48,000 owed to him remains outstanding at November 30, 2005. Further, the Company agreed to accelerate the vesting of all outstanding warrants held by the officer and to extend their term to September 2006. The Company recorded an expense of approximately $125,000 related to this warrant modification in the quarter ended August 31, 2005.

The Company has not reached an agreement with the other officer, however, it accrued approximately $50,000 during the three month period ended August 31, 2005 for amounts which it believes may be due to this individual. The former officer has filed a complaint against the Company seeking arbitration and claiming he is owed approximately $1,500,000. The Company believes the claim is without merit and intends to vigorously defend itself.

Guarantees and Indemnities. The Company has made certain guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. In connection with its facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these guarantees and indemnities in the accompanying consolidated balance sheets.

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

OVERVIEW

In June 2005, Patriot Scientific Corporation (the "Company," "we" or "us") entered into an agreement with Intel Corporation for the licensing of its technology. Management of the Company believes the agreement represents continued validation of the Company's position that its intellectual property is being infringed by major manufacturers of microprocessor technology. The Company also entered into a series of agreements with Technology Properties Limited Inc. ("TPL") and others to facilitate the pursuit of infringers of the Company's intellectual property, many of which infringers are large scale. The license agreements signed in the first quarter of fiscal 2006 represent a starting point to work toward more favorable terms in future negotiations. Management believes that utilizing the option of working through TPL, as compared to creating and using a Company licensing team for those activities, is a prudent way to achieve the desired results as the Company seeks to obtain fair value from the users of its intellectual property.

The Company continues efforts to develop, market and sell microprocessors, the technology behind the microprocessors and complementary products which enable computers and other data processing devices to communicate. These products can be used to connect to the Internet or other telecommunications networks.

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

The Company applies SFAS No. 123 in valuing options granted to consultants and others and estimates the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as expense as services are provided or other obligations are incurred. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested. The Black-Scholes model requires the use of various inputs, including volatility of our stock, duration of the warrant, and interest rates, over which we use our judgment. Given that we have recorded significant non-cash expenses related to the issuance of our warrants to third-parties, including the six months ended November 30, 2005, our estimation of the value of warrants issued remains a critical component of our financial statements.

4. Debt Discount

We have issued warrants as part of our convertible debentures and other financings. We value the warrants using the Black-Scholes pricing model based on expected fair value at issuance and the estimated fair value is recorded as debt discount. The debt discount is amortized to non-cash interest over the life of the debenture assuming the debenture will be held to maturity, which is normally two years. If the debenture is converted to common stock prior to its maturity date, any debt discount not previously amortized is expensed to non-cash interest.

5. Patents and Trademarks

Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of four years. The carrying value of patents and trademarks is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.

6. Income Taxes

Deferred income taxes are provided for by recognizing temporary differences in certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. We have historically provided a valuation allowance equal to 100% of our net deferred tax asset. In spite of the net income recorded by us during the six months ended November 30, 2005, we do not believe that we have ample evidence of overcoming the "more likely than not" criteria established by generally accepted accounting principles. We will continue to monitor our financial operating results, and other factors, to determine when, if ever, we meet this criteria.

7. Accounting for Limited Liability Company

During the quarter ended August 31, 2005, we entered into a newly formed limited liability company with a third party. Although we do not control the limited liability company from a voting interest standpoint, we consider the limited liability company to be a variable interest entity, as that term is defined under accounting principles generally accepted in the United States of America (FIN 46(R)), and under such definition and interpretation of FIN 46(R), we are required to consolidate the results of the limited liability company with our own.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended November 30, 2005 and Six Months Ended November 30, 2004.

In June 2005, we entered into an agreement with Intel Corporation licensing our intellectual property for a one-time payment of $10,000,000. The license revenue was recognized during the six months ended November 30, 2005. During the six months ended November 30, 2004 no such agreement was signed. In connection with entering into the agreement with Intel Corporation, we entered into an agreement with the co-owner of our patented technologies, through which we settled all legal disputes between us and agreed to jointly pursue others who have infringed upon our joint rights. It is not possible to predict when, if ever, we will again be successful in obtaining future license agreements. Product sales amounting to approximately $20,000 were also recorded in the six-month period ended November 30, 2005 in connection with communications products that are no longer marketed by the Company. Inventory associated with the sales of these communications products is carried at zero value and cost of sales is therefore zero. Total sales of communications products for the six-month period ended November 30, 2004 amounted to approximately $21,000.

Research and development expenses amounted to approximately $198,000 for the six months ended November 30, 2005 and approximately $182,000 for the six months ended November 30, 2004. A manager and an engineer employed during the 2004 period were not employed during the 2005 period. Expenses related to salaries, benefits, training and other employee expenses declined approximately $13,000 resulting from the staff reductions. Consulting and related support expenses increased from approximately $6,000 during the six months ended November 30, 2004 to approximately $36,000 for the six months ended November 30, 2005, as research and development activities moved to outside contractors. Costs of components, supplies and equipment increased by approximately $5,000 for the six months ended November 30, 2005 as compared with the six months ended November 30, 2004 connected with product development and support of the Ignite product line. Depreciation for fixed assets associated with research and development activities declined from approximately $6,000 for the six months ended November 30, 2004 to less than $1,000 for the six months ended November 30, 2005, as equipment became fully depreciated and was not replaced.

Selling, general and administrative expenses increased from approximately $773,000 for the six months ended November 30, 2004 to approximately $3,299,000 for the six months ended November 30, 2005. Legal and accounting related expenses increased by approximately $477,000 for the six months ended November 30, 2005 compared with the six months ended November 30, 2004 related to legal matters in connection with intellectual property and formation of a limited liability company, the license agreement with Intel Corporation, and legal issues related to former employees and other corporate matters. In addition, salary costs increased approximately $452,000 for the six months ended November 30, 2005 compared with the six months ended November 30, 2004 as a result of changes in management personnel that included accrued severance costs. Other increases for the six months ended November 30, 2005 as compared with the six months ended November 30, 2004 included public relations and consultant expenses of approximately $171,000, insurance expenses of approximately $38,000 and travel expenses of approximately $35,000. Offsetting these increases were decreases in patent enforcement expenses of approximately $68,000 and a decline in rent expense of approximately $55,000 as the accrued rent liability was amortized against rent expense. Finally, our newly created limited liability company, which we have consolidated since its creation in June 2005, incurred $1,000,000 in expenses paid to the other member of the limited liability company, as part of the quarterly fee to be paid to the other member in accordance with our limited liability company agreement and approximately $481,000 in legal and other operational expenses.

Settlement and license expenses amounting to approximately $3,855,000 were recorded during the six months ended November 30, 2005 in connection with the agreements involving the formation of a limited liability company and, separately, a license agreement with Intel Corporation. The expenses consisted of both cash and non-cash elements related to incremental, direct costs of completing the transactions. In connection with the transactions, it was necessary for the Company to obtain the consent of certain debenture and warrant holders. The necessary consents, together with certain warrants held by the debenture holders and the release of their security interests in our intellectual property, were obtained in exchange for cash, new warrants and repriced warrants. The expenses resulted primarily from cash payments to debt holders of approximately $1,300,000, to co-owners of various intellectual property assets of approximately $960,000 and to a committee of the Company's board of directors of approximately $170,000. Non-cash expenses totaled approximately $1,400,000 and resulted primarily from the incremental value of the effect of repricing various warrants and granting other warrants in excess of the expense previously recognized for warrants granted to these security holders, as well as the value of the warrants reconveyed to the Company.

Other income and expense items for the Company amounted to a net expense of approximately $1,245,000 for the six months ended November 30, 2004 and decreased to a net expense of approximately $180,000 for the six months ended November 30, 2005. Other income for the six months ended November 30, 2004 primarily resulted from a one-time settlement with a subtenant amounting to approximately $47,000. For the six months ended November 30, 2005 other income primarily resulted from interest and dividend income in the amount of approximately $134,000. Cash and non-cash interest expense declined significantly from approximately $1,281,000 for the six months ended November 30, 2004 to approximately $314,000 for the six months ended November 30, 2005 as the amortization of debt discount has declined. The value of debt discount features recorded upon the issuance of a debenture is expensed as non-cash interest over the term of the debt. However, as the debentures are converted into common stock, any remaining balance of debt discount is recognized as non-cash interest in that period. Non- cash interest expense decreased from approximately $1,193,000 for the six months ended November 30, 2004 to approximately $281,000 for the six months ended November 30, 2005.

During the six months ended November 30, 2005, the Company recorded a provision for income taxes of $40,000 related to California state alternative minimum tax. Also, during the six months ended November 30, 2005, the Company utilized approximately $4,900,000 of its available net operating loss carry-forwards to offset its taxable income arising in the quarter.

The Company recorded a net loss for the six months ended November 30, 2004 of approximately $2,180,000 compared with net income of approximately $3,167,000 for the six months ended November 30, 2005.

Comparison of the Three Months Ended November 30, 2005 and Three Months Ended November 30, 2004.

Product sales amounting to approximately $10,000 were recorded in the three-month period ended November 30, 2005 in connection with communications products that are no longer marketed by the Company. Inventory associated with the sales of these communications products is carried at zero value and cost of sales is therefore zero. Total sales of communications products for the three-month period ended November 30, 2004 amounted to approximately $19,000.

Research and development expenses amounted to approximately $54,000 for the three months ended November 30, 2004 and approximately $110,000 for the three months ended November 30, 2005. The increase was primarily due to severance costs in connection with staff reductions amounting to approximately $55,000 during the three months ended November 30, 2005. The total costs of salaries and related expenses amounted to approximately $45,000 for the three months ended November 30, 2004 and increased to approximately $64,000, including severance costs, for the three months ended November 30, 2005. Consulting and related support expenses increased from approximately $6,000 during the three months ended November 30, 2004 to approximately $28,000 for the three months ended November 30, 2005 as research and development activities moved to outside contractors. Depreciation for fixed assets associated with research and development activities amounted to approximately $3,000 for the three months ended November 30, 2004 and was not present in the three months ended November 30, 2005, as equipment became fully depreciated and was not replaced.

Selling,  general  and  administrative  expenses  increased  from  approximately
$392,000 for the three months ended November 30, 2004 to approximately $1,624,000 for the three months ended November 30, 2005. Legal and accounting related expenses increased by approximately $215,000 for the three months ended November 30, 2005 compared with the three months ended November 30, 2004 related to legal matters connected with intellectual property and legal issues related to former employees and other corporate matters as well as increases in audit and accounting related fees from outside firms. In addition, salary costs increased approximately $154,000 for the three months ended November 30, 2005 compared with the three months ended November 30, 2004 as a result of changes in management personnel that included accrued severance costs. Other increases for the three months ended November 30, 2005, as compared with the three months ended November 30, 2004, included public and investor relations expenses of approximately $23,000, insurance expenses of approximately $28,000 and travel related expense of approximately $17,000. Offsetting these increases were decreases in patent enforcement expenses of approximately $92,000, marketing expenses of approximately $47,000 and a decline in rent expense of approximately $35,000 as accrued rent liability was amortized against rent expense. Finally, our newly created limited liability company, which we have consolidated since its creation in June 2005, incurred $500,000 in expenses paid to the other member of the limited liability company, as part of the quarterly fee to be paid to the other member in accordance with our limited liability company agreement and approximately $466,000 in legal and other operational expenses.

Other income and expense items for the Company amounted to a net expense of approximately $645,000 for the three months ended November 30, 2004 and decreased to a net expense of approximately $31,000 for the three months ended November 30, 2005. Other income for the three months ended November 30, 2005 primarily resulted from interest and dividend income in the amount of approximately $81,000. Other income amounted to less than $1,000 during the three months ended November 30, 2004. Interest expense declined significantly from approximately $648,000 for the three months ended November 30, 2004 to approximately $111,000 for the three months ended November 30, 2005, resulting primarily from a decline in non-cash interest from approximately $607,000 to approximately $93,000 for the respective three month periods as the amortization of debt discount declined. The value of debt discount features recorded upon the issuance of a debenture is expensed as non-cash interest over the term of the debt. However, as the debentures are converted into common stock, any remaining balance of debt discount is recognized as non-cash interest in that period.

The Company recorded a net loss for the three months ended November 30, 2004 of approximately $1,073,000 compared with a net loss of approximately $1,275,000 for the three months ended November 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, marketable securities and short-term investment balances increased from approximately $1,289,000 as of May 31, 2005 to approximately $9,093,000 as of November 30, 2005. We also held short-term certificates of deposit amounting to approximately $202,000 as of May 31, 2005 and approximately $205,000 as of November 30, 2005. Total current assets increased from approximately $3,612,000 as of May 31, 2005 to approximately $10,044,000 as of November 30, 2005. Total current liabilities increased from approximately $1,644,000 as of May 31, 2005 to approximately $1,688,000 as of November 30, 2005. The improvement in the current position of the Company primarily resulted from the license agreement with Intel Corporation that was recorded during the six months ended November 30, 2005. Included within both our cash and current assets totals at November 30, 2005 is approximately $2,560,000 of cash, which is held by a newly created limited liability company, which we consolidate for accounting purposes. As this cash has been invested by both us and the other member into this entity, its use is limited to the operations of the limited liability company.

During the six months ended November 30, 2005, the Company's operating activities generated approximately $5,599,000 of cash. The Company's net income, adjusted for non-cash expense items, primarily resulted from the license agreement with Intel Corporation. The Company's operating activities used cash amounting to approximately $800,000 during the six months ended November 30, 2004, primarily due to the Company's net loss as adjusted for non-cash expense items. During the six months ended November 30, 2005, we invested approximately $16,000 in the purchase of fixed assets and received $100,000 in proceeds from the maturity of marketable securities. No such investment activities occurred during the six months ended November 30, 2004. Cash provided by financing activities increased from approximately $616,000 for the six months ended November 30, 2004 to approximately $2,204,000 for the six months ended November 30, 2005. The increase primarily resulted from the minority interest investment in a consolidated entity in the 2005 fiscal period amounting to $2,000,000. No such transaction occurred during the 2004 fiscal period. Cash was provided by the exercise of common stock warrants and options amounting to approximately $164,000 during the six months ended November 30, 2004 and approximately $206,000 during the six months ended November 30, 2005. Additionally, cash in the amount of approximately $453,000 was provided by issuance of convertible debentures during the six months ended November 30, 2004. No such transaction occurred during the 2005 fiscal period.

Included in financing activities is $2,000,000 invested by the other member into a limited liability company, which we consolidate for financial reporting purposes. The limited liability company was created for the purposes of jointly pursuing infringers of our technologies. In connection with the creation of the limited liability company, both the other member and we have committed to funding the operations of the limited liability company, if necessary, up to an additional $4,000,000, with no more than $2,000,000 being required in any one year. The limited liability company agreement provides that the other member is to be paid $500,000 on a quarterly basis by the limited liability company for services performed by the other member.

The Company's current working capital position as of November 30, 2005, is expected to provide the funds necessary to support the Company's operations for the next 12 months. During the six months ended November 31, 2005, we incurred significant cash and non-cash expenses related to the TPL and limited liability company transactions, which we expect to be of a nonrecurring nature. Given the unpredictable nature of our revenue stream, we have attempted to curb other non-strategic expenses. The Company is currently assessing various strategies to pursue in the future, which may include, among other things, expanding our commitment to research and development or making acquisitions of other technologies.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R, "Share Based Payment." This statement replaces SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation based on the estimated fair value of the equity instrument awarded. SFAS No. 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, options, or other equity instruments or by incurring liabilities in amounts based on the price of the entity's shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement applies to all new awards granted during the fiscal year beginning after December 15, 2005 and to previous awards that are remodified or cancelled after such date. The Company has not yet fully evaluated the effect of adopting SFAS No. 123R on its financial statements.

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

RELATED TO OUR BUSINESS

OUR MICROPROCESSOR TECHNOLOGIES HAVE RESULTED IN LIMITED REVENUES AND SEVERAL RELATED PRODUCTS ARE STILL IN THE DEVELOPMENT STAGE

We are in the development stage on several components of our microprocessor technology product line, and the products, which have been commercialized, have resulted in limited revenues. Our other product lines have not generated enough revenue to support our Company. Therefore, we have limited financial results upon which you may judge our potential. We may not become profitable. We have experienced in the past, and may experience in the future, many of the problems, delays and expenses encountered by any early stage business, many of which are beyond our control. These include:

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

WE HAVE A HISTORY OF LOSSES, EXPECTS FUTURE LOSSES AND MAY NOT ACHIEVE OR SUSTAIN ANNUAL PROFITABILITY

We have a history of reported losses. For the fiscal years ended May 31, 2005 and 2004, we reported net losses of approximately $2,700,000 and $4,100,000, respectively. These losses have resulted primarily from significant costs associated with the development of our products, costs associated with the marketing of those products, and the interest charges and expenses related to equity and debt financings. Although we have entered into two license agreements in fiscal 2005 and the first quarter of fiscal 2006, which have resulted in our reporting significant revenue, there can be no assurance that we will be able to achieve sustained profitable operations in the future. Should the funds generated from these agreements be insufficient to fund our operations, we may be forced to curtail our operations or seek additional external funding. There can be no assurance that additional funding would be available to us or, if it is available, that it would be on terms favorable to us.

OUR LIMITED SALES AND MARKETING EXPERIENCE HAS AFFECTED OUR REVENUE

Our operating results depend to a large extent on our ability to successfully market and sell our products in addition to patent portfolio licensing activities currently outsourced to the TPL Group. We currently have limited marketing capabilities and need to hire additional sales and marketing personnel. In part, as a consequence of our limited resources, we may not be able to recruit, train, or retain qualified personnel to sell and market our products and may not be able to develop a successful sales and marketing strategy. We also have very limited marketing experience. There can be no assurance that any marketing efforts undertaken by us will be successful or will result in any significant sales of our products. A continued lack of significant revenues from the sale of our products in the absence of significant revenues from patent portfolio licensing activities would require us to cease doing business and/or liquidate or sell our assets.

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

Vigorous protection and pursuit of intellectual property rights or positions characterize the fiercely competitive semiconductor industry, which has resulted in significant and often protracted and expensive litigation. Therefore, our competitors may assert that our technologies or products infringe on their patents or proprietary rights. Problems with patents or other rights could increase the cost of our products or delay or preclude new product development and commercialization by us. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms, or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions or to defend against infringement claims. (See our discussion of Legal Proceedings below.) We did not develop the technology, which is the basis for our products. This technology, which was originally known as the ShBoom technology, was acquired through a series of agreements from one of two co- inventors. We have been, and may again be, subject to claims from such prior parties related to the technology. Such parties may also attempt to exploit the technology independently of our rights to do so. The asset purchase agreement and plan of reorganization between us, nanoTronics Corporation and Helmut Falk was the agreement under which we acquired the basic ShBoom technology. The agreement also contained a number of warranties and indemnities related to the ownership of the technology and other matters. We believe nanoTronics Corporation has been liquidated and, due to Mr. Falk's death in July 1995, our ability to obtain satisfaction for any future claims as a result of a breach of the agreement may be limited.

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

IF A LARGE NUMBER OF OUR SHARES ARE SOLD ALL AT ONCE OR IN BLOCKS, THE MARKET PRICE OF OUR SHARES WOULD MOST LIKELY DECLINE

Our debenture holders are not restricted in the price at which they can sell common stock acquired through the conversion of the debentures or exercise of warrants issued with the debentures. Shares sold at a price below the current market price at which the common stock is trading may cause the market price to decline. The shares of common stock that are issuable on the conversion of debentures or exercise of the warrants issued concurrently with the debentures represent a significant portion of our outstanding shares. Should the price of our stock drop, the number of common shares issuable on the conversion of these debentures would be subject to reset provisions, which would substantially increase the number of common shares to be issued. To the extent the debenture holders, and stockholders of currently outstanding common stock, convert and sell their common stock, the common stock price may decrease due to the additional shares in the market. This could allow remaining debenture holders to convert their convertible debentures into even greater amounts of common stock, the sales of which would further depress the stock price. Accordingly, we do not know the exact number of shares that will be issued on the conversions of the debentures.

In addition, at the option of the debenture holder, interest accruing at the annual rate of 8% can be converted into shares of our common stock at the same time and at the same conversion price as the principal portion of the debenture. Should the debenture holders accumulate interest, a larger number of shares would be issued on conversion; and if the price of the common stock declines, the reset provisions, which allow greater amounts of shares to be issued, would also be in effect for the interest portion of the debenture.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) under the Exchange Act, as of November 30, 2005, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and our Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

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

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2003, Patriot Scientific Corporation, a Delaware corporation (hereinafter referred to as the "Company," "we" or "us"), filed several lawsuits in United States District Courts against companies we contend are infringing on our patent number 5,809,336 entitled "High Performance Microprocessor Having Variable Speed Clock." The defendants and suits are as follows:

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

In February 2004, the Company filed a lawsuit (the "Inventorship Litigation") in the United States District Court- Northern District of California, case number C040618, against TPL, Charles H. Moore, an individual ("Moore" and together with the Company and TPL, the "Parties"), and Daniel E. Leckrone, an individual. Counterclaims were filed seeking a declaration from the Court that the inventors, as stated in the original patent filings, were the inventors of the respective patents.

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

Pursuant to the Master Agreement, the Parties have agreed, in pertinent part, as follows:

(a) The Company entered into a patent license agreement (the "Intel License") with Intel Corporation ("Intel"), pursuant to which the Company licensed certain rights in the Patents to Intel.

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

In October 2005 we dismissed the infringement claims above. Pursuant to the rights afforded to TPL under the Master Agreement, TPL filed patent infringement claims in the Eastern District of Texas on October 24, 2005, against various Japanese manufacturers. This new complaint set forth broader theories of infringement than those we had initiated in the Northern District of California, including with respect to more products and with respect to claims related to the "336," "584" and "148" patents (all part of the 1989 patent applications of Russell Fish and Charles Moore).

The infringement defendants in the Texas action filed five new declaratory relief actions in the Northern District of California on November 28, 2005 against TPL, the Company, and Charles Moore asking that Court to declare that they are not infringing on our patents and/or that the patents are not valid. Those defendants attempted to have their claims declared to be administratively "related" to the action we dismissed in October but their effort, apparently designed to slow down the infringement litigation by requiring the litigation to go forward in Northern District of California, has not succeeded. We recently joined with TPL in Motions to Dismiss or Transfer those declaratory relief actions to the Eastern District of Texas, where we expect the patent infringement litigation will be handled more expeditiously.

Additional Litigation:

      Beatie and Osborne, LLP v. Patriot Scientific Corporation, et al., United States District Court, Case No. 05-CV-6425 (S.D.N.Y)

This is an action by a New York law firm, Beatie and Osborn ("BandO"), that formerly represented the Company in patent infringement litigation commenced by the Company against certain various microprocessor chip manufacturers, in litigation still pending, with the exception of Intel, in the Northern District of California. In addition, BandO represented the Company in the Inventorship Litigation. BandO undertook such representation of the Company on a contingency fee basis and had previously reached an agreement with the Company with respect to transmission of anticipated litigation costs in connection with those underlying litigation matters. BandO is believed to presently hold in its trust account approximately $210,000 of the Company's funds advanced for litigation costs, and BandO claims it is entitled to be reimbursed approximately $240,000 in litigation costs. The Company disputes BandO's claim to those litigation costs.

On March 8, 2005,  BandO was disqualified by United States District Judge Jeremy
Fogel  in  the  Inventorship   Litigation.   BandO  subsequently  withdrew  from
representation of the Company in the patent infringement litigation.

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

The Company caused a removal of the action to the United States District Court for the Southern District of New York, and has filed a motion to have the litigation transferred to California. A decision is expected by the District Court this upcoming quarter. Discovery has yet to be commenced in the New York litigation. However, the Company has claimed that the disqualification of BandO in the Inventorship Litigation and its withdrawal from the patent infringement litigation has caused a forfeiture of any rights of BandO to a contingency fee. Further, the Company is evaluating commencing a legal malpractice claim against BandO that the Company believes will exceed the claims asserted by BandO. As for the agreement regarding costs and fees, the Company hopes to show that BandO breached the terms of the agreement and is not entitled to any costs from the escrow. This assumes, for the sake of argument, that BandO would have any right to the funds in escrow as a result of Judge Fogel's Order disqualifying BandO on various grounds, including violation of the California Rules of Professional Responsibility.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On November 14, 2005, the company filed a Certificate of Amendment of Certificate of Incorporation (the "Amendment") with the Delaware Secretary of State. Pursuant to the Amendment, the number of authorized shares of the common stock of the Company was increased to 500,000,000 shares and the number of authorized shares of the preferred stock of the Company was increased to 5,000,000 shares.

The Amendment was previously approved by the Shareholders of the Company at our fiscal 2005 Annual Meeting of Shareholders held on April 14, 2005.

The Amendment is attached hereto as Exhibit 3.3.6 to this Quarterly Report on Form 10-QSB and is incorporated herein by this reference. The preceding discussion of the Amendment is qualified by reference to the Amendment attached as Exhibit 3.3.6.

ITEM 6. EXHIBITS

Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

EXHIBIT NO.                              DESCRIPTION
--------------------------------------------------------------------------------

(2.0) PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

(2.2) Assets Purchase Agreement and Plan of Reorganization dated June 22, 1994, among the Company, nanoTronics Corporation and Helmut Falk, incorporated by reference to Exhibit 10.4 to Form 8-K dated July 6, 1994

(3.0)        ARTICLES AND BYLAWS

EXHIBIT NO.                              DESCRIPTION
--------------------------------------------------------------------------------

(3.1) Original Articles of incorporation of the Company's predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit
             3.1 to registration statement on Form S-18, file no. 33-23143-FW

(3.2) Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18, File No. 33-23143-FW

(3.3) Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 24, 1992, incorporated by reference to Exhibit 3.3 to Form 8-K dated May 12, 1992

(3.3.1) Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to Form 10-KSB for the fiscal year ended May 31, 1995

(3.3.2) Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on June 24,1997, incorporated by reference to Exhibit 3.3.2 to Form 10-KSB for the fiscal year ended May 31, 1997, filed July 18, 1997

(3.3.3) Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 28, 2000, incorporated by reference to Exhibit 3.3.3 to Registration Statement on Form S-3 filed May 5, 2000

(3.3.4) Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on May 6, 2002, incorporated by reference to Exhibit 3.3.4 to Registration Statement on Form S-3 filed June 27, 2002

(3.3.5) Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on October 16, 2003, incorporated by reference to Exhibit 3.3.5 to Registration Statement on Form SB-2 filed May 21, 2004

(3.3.6)* Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 14, 2005

(3.4) Articles and Certificate of Merger of Patriot Financial Corporation into the Company dated May 1, 1992, with Agreement and Plan of Merger attached thereto as Exhibit A, incorporated by reference to
             Exhibit 3.4 to Form 8-K dated May 12, 1992

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

EXHIBIT NO.                              DESCRIPTION
--------------------------------------------------------------------------------

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

(4.13) Warrant to Purchase Common Stock issued to Spellcaster Telecommunications, Inc. dated April 28, 1998 exercisable to purchase an aggregate of 100,000 common shares at $1.25 per share until April 28, 2000 incorporated by reference to Exhibit 4.13 to Form 10-KSB for the year ended May 31, 1998, filed August 19, 1998

(4.14) Investment agreement dated February 24, 1999 by and between the Company and Swartz Private Equity, LLC Ior a maximum aggregate amount of $5,000,000 incorporated by reference to Exhibit 4.14 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998, filed March 5, 1999

EXHIBIT NO.                              DESCRIPTION
--------------------------------------------------------------------------------

(4.15) Registration Rights Agreement dated February 24, 1999 by and between the Company and Swartz Private Equity, LLC related to the registration of the common stock related to Exhibit 4.14 incorporated by reference to Exhibit 4.15 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998, filed March 5, 1999

(4.16)       Form of Warrant to Purchase Common Stock (Swartz Private Equity,
             LLC) dated February 24, 1999 exercisable to purchase common shares in connection with the offering of securities in Exhibit 4.14 incorporated by reference to Exhibit 4.16 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998, filed March 5, 1999

(4.17) Amended and Restated Investment Agreement dated July 12, 1999 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $5,000,000 incorporated by reference to
             Exhibit 4.17 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 filed July 15, 1999

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

EXHIBIT NO.                              DESCRIPTION
--------------------------------------------------------------------------------

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

                         PATRIOT SCIENTIFIC CORPORATION


Date: January 23, 2006                  By:/s/ THOMAS J. SWEENEY
                                           -------------------------------------
                                           Thomas J. Sweeney,
                                           Chief Financial Officer


(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)