Form 10QSB
period 2006-02-28
PATRIOT SCIENTIFIC CORP
filed 2006-04-19
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 28, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _____________ to _______________

Commission File Number 0-22182

PATRIOT SCIENTIFIC CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	84-1070278
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

6183 Paseo Del Norte, Suite 180, Carlsbad, California 92011
(Address of principal executive offices)

(760) 547-2700
(Issuer’s telephone number)

10989 Via Frontera, San Diego, California 92127
(Former address of principal executive offices)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value	361,813,582
(Class)	(Outstanding at April 17, 2006)

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PATRIOT SCIENTIFIC CORPORATION

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Balance Sheets as of February 28, 2006 (unaudited) and May 31, 2005	3
Consolidated Statements of Operations for the three and nine months ended February 28, 2006 and 2005 (unaudited)	4
Consolidated Statements of Cash Flows for the nine months ended February 28, 2006 and 2005 (unaudited)	5
Notes to Unaudited Consolidated Financial Statements	6-12
ITEM 2. Management’s Discussion and Analysis or Plan of Operation	13-21
ITEM 3. Controls and Procedures	21

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	22-24
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	*
ITEM 3. Defaults Upon Senior Securities	*
ITEM 4. Submission of Matters to a Vote of Security Holders	*
ITEM 5. Other Information	*
ITEM 6. Exhibits and Reports on Form 8-K	25-28

SIGNATURES	29

* No information provided due to inapplicability of the item.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation
Consolidated Balance Sheets
	February 28, 2006	May 31, 2005
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents (including $7,847,962 held by a consolidated entity at February 28, 2006)	$20,478,619	$591,426
Restricted cash and cash equivalents	50,011	-
Marketable securities and short term investments	4,179,796	697,524
Restricted short term investment	-	201,648
Licenses receivable	34,100,000	2,000,000
Accounts receivable	27,496	-
Prepaid expenses and other current assets	111,383	121,758

Total current assets	58,947,305	3,612,356

Property and equipment, net of accumulated depreciation of $110,412 and $1,085,703	59,036	21,376

Other assets	8,190	23,891

Patents and trademarks, net of accumulated amortization of $575,681 and $549,563	40,293	66,411
	$59,054,824	$3,724,034

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$-	$100,000
Current portion of convertible debentures, net of debt discount of $301,320 at May 31, 2005	-	421,847
Accounts payable	277,203	268,458
Accrued liabilities	558,549	505,153
Dividends payable	8,114,378	-
Accrued income taxes payable	1,880,000	-
Current portion of capital lease obligation	-	2,306
Accrued contested fee payable	346,000	346,000

Total current liabilities	11,176,130	1,643,764

Convertible Debentures, net of debt discount of $111,559 at May 31, 2005	-	45,942

Total liabilities	11,176,130	1,689,706

Minority interest in equity of consolidated entity	20,823,679	-

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $.00001 par value: 500,000,000 shares authorized: 349,336,560 and 280,492,013 issued and outstanding	3,494	2,805
Additional paid-in capital	59,650,374	54,569,091
Accumulated deficit	(32,598,853)	(52,537,568)
Total stockholders’ equity	27,055,015	2,034,328

	$59,054,824	$3,724,034

See accompanying notes to unaudited consolidated financial statements.

Patriot Scientific Corporation
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Revenues:

Licenses and royalties	$60,000,000	$2,951,850	$70,000,000	$2,973,148
Other	276,800	-	297,072	-
	60,276,800	2,951,850	70,297,072	2,973,148

Cost of goods sold	103,351	-	103,351	-

Gross profit	60,173,449	2,951,850	70,193,721	2,973,148

Operating expenses:
Research and development	27,304	53,955	225,564	236,296
Selling, general and administrative	2,093,604	1,085,575	5,393,015	1,858,528
Settlement and license expense	-	-	3,855,132	-
	2,120,908	1,139,530	9,473,711	2,094,824

Operating income	58,052,541	1,812,320	60,720,010	878,324

Other income (expense):
Unrealized loss on marketable securities	(64)	(2,281)	(1,201)	(14,500)
Other income	129,896	9,800	264,271	57,552
Interest expense	(868,121)	(1,160,972)	(1,181,635)	(2,442,101)
Loss on debt extinguishment	(1,260,688)	-	(1,260,688)	-
	(1,998,997)	(1,153,453)	(2,179,253)	(2,399,049)

Income (loss) before minority interest in income of consolidated entity and income taxes	56,053,564	658,867	58,540,757	(1,520,725)

Minority interest in income of consolidated entity	(29,327,829)	-	(28,607,664)	-

Income (loss) before income taxes	26,725,735	658,867	29,933,093	(1,520,725)

Provision for income taxes	1,840,000	-	1,880,000	-

Net income (loss)	$24,885,735	$658,867	$28,053,093	$(1,520,725)

Basic income (loss) per common share	$0.08	$-	$0.09	$(0.01)

Diluted income (loss) per common share	$0.06	$-	$0.07	$(0.01)

Weighted average number of common shares outstanding-basic	307,933,709	232,871,373	300,839,387	204,784,881
Weighted average number of common shares outstanding-diluted	404,508,397	312,637,842	397,730,530	204,784,881

See accompanying notes to unaudited consolidated financial statements.

Patriot Scientific Corporation
Consolidated Statements of Cash Flows
(Unaudited)
-
	Nine Months Ended
	February 28, 2006	February 28, 2005

Operating activities:
Net income (loss)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:	$28,053,093	$(1,520,725)
Amortization and depreciation	44,584	70,944
Non-cash compensation	150,013	59,674
Non-cash interest expense related to convertible debentures, notes payable and warrants	1,136,047	2,322,975
Loss on extinguishment of debt	1,260,688	-
Unrealized loss on marketable securities	1,201	14,415
Common stock issued for services and other	-	58,800
Expense related to warrant repricing and issuance	1,522,492	-
Accrued interest income added to investments	(19,469)	-
Income of consolidated entity allocated to minority interest	28,607,664	-
Changes in:
Accounts receivable	(27,496)	802
Prepaid and other assets	34,266	219,714
Licenses receivable	(32,100,000)	(2,750,000)
Accounts payable and accrued expenses	2,060,510	577,968
Net cash provided by (used in) operating activities	30,723,593	(945,433)

Investing activities:
Purchase of marketable securities	(4,327,786)	(200,000)
Proceeds from sale of marketable securities	862,209	-
Purchase of property and equipment	(56,126)	-
Purchase of restricted investments	(50,000)	-
Payment for security deposit	(8,190)	-
Proceeds from sale of restricted investments	203,210	-
Net cash used in investing activities	(3,376,683)	(200,000)

Financing activities:
Principal payments on secured notes payable	(100,000)	(100,000)
Deferred maintenance	-	100,000
Proceeds from the issuance of convertible debentures	-	490,000
Proceeds from the issuance of common stock	-	453,250
Minority interest investment in consolidated entity	2,000,000	-
Payments for capital lease obligations	(2,306)	(5,843)
Proceeds from exercise of common stock warrants and options	678,994	706,414
Repurchase of warrants	(252,420)	-
Distributions of joint venture partner	(9,783,985)	-
Net cash provided by (used in) financing activities	(7,459,717)	1,643,821

Net increase in cash and cash equivalents	19,887,193	498,388
Cash and cash equivalents, beginning of period	591,426	355,940
Cash and cash equivalents, end of period (1)	$20,478,619	$854,328

(1) Included in cash at February 28, 2006 is $7,847,962 held by a consolidated entity which amount can only be used for the operations of that entity.
Supplemental Disclosure of Cash Flow Information:

Cash payments for interest	$2,843	$12,994
Convertible debentures and accrued interest exchanged for common stock	$999,037	$2,065,780
Dividend declared but not paid	$8,114,378	$-

See accompanying notes to unaudited consolidated financial statements.

Patriot Scientific Corporation
Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The unaudited consolidated financial statements of Patriot Scientific Corporation (the “Company”, “we” or “us”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in Form 10-KSB for the year ended May 31, 2005.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Additionally, during the quarter ended August 31, 2005, the Company entered into certain nonrecurring transactions related to the PTSC/TPL Master Agreement (defined in Note 4), which are more fully described in Note 4. Operating results for the three and nine month periods ended February 28 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006.

Earnings (Loss) Per Share

We follow Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under SFAS No. 128, basic income (loss) per share is calculated as income (loss) available to common stockholders divided by the weighted average number of common shares outstanding. Diluted income (loss) per share is calculated as net income (loss) available to common stockholders divided by the diluted weighted average number of common shares outstanding. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants and the if-converted method for convertible debentures. For the three and nine month periods ended February 28, 2006, potential common shares of 96,574,688 and 96,891,142, respectively, from our stock options, warrants and convertible debentures, were included in the determination of diluted earnings per share.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents at February 28, 2006, consist of two savings accounts required to be held as collateral for corporate credit card accounts.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” require the Company to provide pro forma information regarding net income (loss) as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock based compensation under APB Opinion 25. See “Recent Accounting Pronouncements”.

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

Had the Company employed the accounting provisions for SFAS No. 123, the Company’s reported net income (loss) and basic and diluted income (loss) per share would have been changed by the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005

Net income (loss)-as reported	$24,885,735	$658,867	$28,053,093	$(1,520,725)
Pro forma compensation expense	(28,028)	(102,100)	(210,278)	(109,020)

Net income (loss)-pro forma	$24,857,707	$556,767	$27,842,815	$(1,629,745)
As reported per share:
Basic	$0.08	$-	$0.09	$(0.01)
Diluted	$0.06	$-	$0.07	$(0.01)
Pro forma per share:
Basic	$0.08	$-	$0.09	$(0.01)
Diluted	$0.06	$-	$0.07	$(0.01)

2.	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share Based Payment”. This statement replaces SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation based on the estimated fair value of the equity instrument awarded. SFAS No. 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, options, or other equity instruments or by incurring liabilities in amounts based on the price of the entity’s shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement applies to all new awards granted during the fiscal year beginning after December 15, 2005 and to previous awards that are modified or cancelled after such date. The Company has not yet fully evaluated the effect of adopting SFAS No. 123R on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmmonetary Transaction.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe that the provisions of SFAS No. 153 will have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and correction of errors made in fiscal years beginning after the date SFAS No. 154 was issued. At the present time, the Company does not believe that adoption of SFAS No. 154 will have a material effect on its consolidated financial statements.

3.	License Agreements

In February 2005, the Company entered into two separate licensing agreements with one customer for the Company's patent portfolio and Ignite microprocessor technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for maintenance services. Maintenance under the agreements is expected to be provided over a period not to exceed four years. The payment terms of the agreements required aggregate payments of $300,000 at the time of execution, three quarterly payments of $750,000 each on April 1, August 15, and November 15, 2005 and one final payment of $500,000 on February 15, 2006. The $500,000 payment due on February 15, 2006, was paid in March 2006. Total payments received in fiscal 2005 amounted to $1,050,000 and total payments received in fiscal 2006, as of February 28, 2006, amounted to $1,500,000. The agreements also provide for the future payment of royalties to the Company based on sales of product using the Ignite licensed technology. In connection with this license agreement, the Company became obligated to the former co-inventor of the patent portfolio technology for $207,600 pursuant to a July 2004 agreement under which the Company was obligated to pay a percentage of licensed proceeds to the co-inventor. The amount due was payable in four installments of $51,900; $51,900 remains outstanding at February 28, 2006, and is included in accrued liabilities. The Company has reviewed the potential obligation for future payments to the co-inventor of the patent portfolio technology in connection with entering into license agreements. The Company believes, based upon consultation with its legal counsel, that it has no further obligation to the co-inventor and has not provided an accrual for such an amount. The Company is aware of a lawsuit filed by the co-inventor of the patent portfolio technology against the Company. The Company intends to vigorously defend itself in this matter; however, it is possible that were the Company not to prevail in the suit, the ultimate amount payable to such co-inventor of the Ignite technology could be significant.

Also, in conjunction with entering into these license agreements, as well as other license agreements (See Note 4), the legal advisor who had previously assisted the Company in its intellectual property negotiations, has asserted a claim against the Company for amounts which the advisor believes it is entitled. The Company is contesting the matter; the outcome of this matter is currently unknown. Based on its current assessment of the matter, the Company has accrued a liability of $346,000 as of February 28, 2006 in connection with the February, 2005 licensing agreements. The Company intends to vigorously defend itself in this matter; however, it is possible that, were the Company not to prevail in the suit, the ultimate amount payable to such legal advisor could be significantly higher than the current accrued liability.

4.	Creation of Consolidated Limited Liability Company/License Agreement

In June 2005, the Company entered into an agreement (the “PTSC/TPL Master Agreement”) with the co-inventor of certain of the Company’s technology pursuant to which the Company and the co-inventor resolved all legal disputes between them. As a result of the agreement, the Company formed a new limited liability company (the “JV LLC”) with the co-inventor into which both parties contributed their rights to the technologies. The Company received a 50% interest in the JV LLC. The Company believes, based upon consultation with its attorneys, it was not required by applicable law or other existing agreements to obtain approval for the contribution of the license rights to the JV LLC from stockholders or any parties other than its various warrant holders. Both the Company and the JV LLC agreed to establish a working capital fund for the JV LLC of $4,000,000, of which the Company’s contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. The Company and the other member of the JV LLC are obligated to fund future working capital requirements at the discretion of the JV LLC management committee, in order to maintain working capital of not more than $8,000,000. Neither the Company nor the other member of the JV LLC are required to contribute more than $2,000,000 in any fiscal year. For accounting purposes the newly formed entity is considered to be a variable interest entity, as defined in FIN 46R, for which the Company is considered to be the primary beneficiary. Accordingly, the accounts and transactions of the JV LLC have been consolidated with those of the Company and the other member of the JV LLC’s interest in the JV LLC has been presented as a minority interest in the consolidated financial statements of the Company as of and for the three and nine month periods ended February 28, 2006. The JV LLC has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of the JV LLC) for supporting efforts to secure licensing agreements by the other member on behalf of the JV LLC. During the nine months ended February 28, 2006, the JV LLC paid $1,500,000 to the other member pursuant to this commitment. At February 28, 2006, the JV LLC’s sole asset was approximately $7,800,000 in cash. Although this amount is reported together with the Company’s cash balances in the consolidated balance sheet as of February 28, 2006, the Company does not have the ability to control the JV LLC and this cash is not available for use by the Company. The JV LLC reported net income for the three and nine month periods ended February 28, 2006 of approximately $58,600,000 and $57,200,000, respectively.

Concurrently with forming the JV LLC, the Company entered into a license agreement with a third party pursuant to which it received $10,000,000, which amount was recorded as license revenue during the quarter ended August 31, 2005. In connection with entering into the license agreement and forming the JV LLC, the Company incurred various cash and non-cash expenses. Direct, incremental cash costs incurred with the transactions included $170,000 paid to a committee of the Company’s board of directors for their efforts in consummating the transactions, approximately $1,328,000 paid to certain of the Company’s warrant holders to obtain their approval of the agreement and release of their lien and blocking rights. Additionally, $960,000 was paid to the former co-inventor of the technology. As more fully discussed in Note 3, a former legal advisor of the Company may assert a success fee against the Company based upon proceeds received by the Company under this license agreement. No amount has been accrued for this contingency as the Company believes the probability of any amount being paid to the advisor for this license agreement is remote. The Company believes, based upon consultation with its attorneys, it was not required by applicable law or other existing agreements to obtain approval for the contribution of the license rights to the JV LLC from stockholders or any parties other than its various warrant holders.

The Company also granted new warrants and agreed to reprice other outstanding warrants in order to obtain the necessary approvals from certain security interest holders as well as to obtain the release of their security interests in the Company’s intellectual property, and to finalize the limited liability company agreement. The Company granted a warrant to the other member of the JV LLC to acquire up to 3,500,000 shares of the Company’s common stock at a per share price of $0.125. The warrant has a term of seven years. At the date of grant, the right to acquire 1,400,000 common shares vested. The right to acquire the remaining 2,100,000 shares will vest in 700,000 increments only upon the Company’s common stock attaining a per share stock price of $0.50, $0.75 and $1.00. On February 21, 2006, the right to acquire 700,000 shares of the Company’s common stock pursuant to the warrant vested and on February 22, 2006, the right to acquire an additional 700,000 shares of the Company’s common stock pursuant to the warrant vested as the Company’s stock price reached $0.50 and $0.75, respectively. As additional consideration to the warrant holders for providing approval for the transaction, the Company agreed to reset the per share exercise price of approximately 35,000,000 warrants to $0.015 for which the warrant holders also conveyed other warrants to acquire 12,000,000 shares back to the Company. Further, the Company issued additional warrants to acquire approximately 290,000 shares of the Company’s common stock at a per share price of $0.03. The warrants issued and repriced were valued using the Black-Scholes method and the following assumptions: volatility of 123%, no dividends, risk free interest rates of approximately 4%, and contractual terms ranging from five to seven years. The value of the warrants issued and repriced in excess of the current value of the warrants reconveyed and the value of the warrants previously expensed was approximately $1,397,000, which amount, together with the direct, incremental cash costs previously described, is recorded as an expense and included in settlement and license expense in the nine month period ended February 28, 2006.

On January 24, 2006, the JV LLC entered into a license agreement with a third party, pursuant to which it received $26,400,000 and on February 21, 2006 and February 24, 2006, the JV LLC entered into license agreements with third parties for $2,000,000 and $31,600,000, respectively. The JV LLC recorded all of the license revenue from these agreements during the quarter ended February 28, 2006. As of February 28, 2006, the Company recorded licenses receivable of $33,600,000. The Company received a cash distribution from the joint venture of $10,115,574 in January 2006.

5.	Convertible Debentures

During the three months ended February 28, 2006, the balance of outstanding convertible debentures of $748,168 and accrued interest of $112,359, were converted into 22,523,398 shares of the Company's common stock. During the three months ended August 31, 2005, holders of debentures having a principal balance of $132,500 converted their debentures, together with accrued interest thereon of $6,040, into 8,295,789 shares of the Company's common stock. No debentures were converted during the three month period ended November 30, 2005.

As discussed in Note 6, the Company entered into reset agreements with the debenture holders to fix the conversion price of the then oustanding debentures at its current level. In connection with the reset agreement of one of the debentures, the Company recorded a debt discount of $723,168 related to a beneficial conversion feature at the date of the modification of the conversion rate feature. The Company determined that the debt modification did not result in a debt extinguishment. During the three month period ended February 28, 2006, the Company amortized the entire amount of the debt discount to interest expense upon the conversion of the related debenture into shares of the Company's common stock.

In connection with the reset agreement of the other outstanding debenture, the Company issued 7,000,000 warrants to the debenture holder as consideration of entering into the reset agreement. The Company has determined that the issuance of the warrants in connection with the reset agreement resulted in a debt extinguishment under EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments", and EITF No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues." Accordingly, the Company has recorded the fair value of the warrants issued of $1,260,688 as a loss of debt extinguishment in the accompanying consolidated statement of operations for the three month period ended February 28, 2006.

6.	Stockholders’ Equity

The following table summarizes equity transactions during the nine months ended February 28, 2006:

	Common Shares	Amount

Balance June 1, 2005	280,492,013	$54,571,896

Exercise of common stock options	2,636,522	208,337
Exercise of common stock warrants	8,728,544	470,657
Cashless exercise of common stock warrants	26,035,294	-
Stock issued on conversion of debentures and accrued interest	30,819,187	999,037
Stock issued to co-inventor of technology	625,000	81,250
Effect of modifying convertible debt	-	723,168
Issuance of common stock warrants in connection with new venture/license agreement	-	556,675
Extension of term of warrants previously issued to consultant	-	125,000
Effect of repricing and conveyance in connection with new venture/license agreement	-	840,816
Repurchase of warrants	-	(252,420)
Issuance of warrants in connection with revisions to warrant agreements and waivers	-	1,260,688
Issuance of warrants to a consultant	-	68,764
Balance February 28, 2006	349,336,560	$59,653,868

Stock Option Activity

At February 28, 2006, we had 829,478 options outstanding pursuant to our 1996 Stock Option Plan exercisable at prices ranging from $0.04 to $1.18 per share expiring through 2010; 1,070,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at prices ranging from $0.04 to $0.13 per share expiring through 2010; and 3,250,000 options outstanding pursuant to our 2003 Stock Option Plan exercisable at prices ranging from $0.04 to $0.17 per share expiring through 2011. Some of the options outstanding under these plans are not presently exercisable and are subject to vesting criteria.

During the nine months ended February 28, 2006, we issued options to acquire 1,350,000 shares of our common stock at a per share price of $0.16 and options to acquire 200,000 shares of our common stock at a per share price of $0.17 to members of our board of directors. During the nine months ended February 28, 2006, options to purchase 2,636,522 shares of our common stock, were exercised for proceeds of $208,337.

Warrants

At February 28, 2006, we had warrants outstanding exercisable into 68,943,590 common shares at exercise prices ranging from $0.015 to $0.65 per share, expiring through 2012. Some of those outstanding warrants were not exercisable as of February 28, 2006 as they are subject to meeting vesting criteria. During the nine months ended February 28, 2006, we issued warrants to purchase 12,457,049 shares of common stock, had investors exercise warrants to purchase 8,728,544 shares of common stock for proceeds of $470,657 and we had investors exercise warrants of 28,540,769 to purchase 26,035,294 shares of common stock on a cashless basis. During the nine months ended February 28, 2006, the Company cancelled warrants to purchase 13,366,727 shares of our common stock. Included in the aforementioned warrants issued during the nine months ended February 28, 2006 were warrants to purchase 200,000 shares of common stock issued to a consultant. The value of these warrants of $68,764 was recorded as an expense during the nine months ended February 28, 2006. The Company repriced other warrants to purchase approximately 35,000,000 common shares to $0.015 during the nine months ended February 28, 2006 (Note 4).

Effective January 11, 2006, the Company entered into a warrant redemption agreement with a warrant holder, whereby at the Company's option, the Company agreed to redeem certain warrants representing the right to acquire an aggregate of up to 10,000,000 shares of the Company's common stock, through April 2006. The warrants may be redeemed in quantities not to exceed 2,000,000 warrants in any one calendar month, at a price equal to the product of (a) the volume weighted average of the daily volume weighted average prices of the Company's common stock for all trading days in the applicable calendar month, minus the exercise price of the warrant, multiplied by (b) the number of shares being redeemed from that warrant. On February 3, 2006, the Company agreed to redeem 2,000,000 warrants for $252,420 and has recorded a liability for that amount at February 28, 2006. Payment for the redemption occurred in March 2006.

Effective February 9, 2006, the Company entered into “Reset Agreements” with certain warrant holders and received waivers from the warrant holders with regard to certain terms of certain warrants held by the warrant holders. Under the terms of the Reset Agreements, the Company and the warrant holders agreed to amend the terms of (i) each of the warrants of the Company held by the warrant holders such that the exercise price of the warrants is no longer subject to downward resets based on the trading price of the common stock of the Company, and (ii) each of the debentures of the Company held by the warrant holders such that the conversion price of the debentures is fixed at its current level. No additional expense was required for the modification of the exercise price of the warrants since the new fixed price of the warrants was equal to the original exercise price at dateof issuance or was equal to the then reset price in effect for which the Company had previously recognized an expense for the modification (Note 4). The Company recognized additional interest expense of $723,168 in connection with the reset of the conversion price of the debentures (Note 5). Under the terms of the Reset Agreements, the Company and the warrant holders also agreed to amend all of the agreements entered into between the Company and the warrant holders that limit the ability of the warrant holders to be the beneficial owner of more than 4.99% of the common stock of the Company to be amended to provide that the warrant holders may not, through the exercise of warrants, the conversion of debentures, or otherwise, be the beneficial owner of more than 9.99% of the common stock of the Company.

Under the terms of the waiver agreements, the warrant holders agreed to amend their rights under the terms of certain warrants held by each of them to receive a payment in the event of a payment of a dividend by the Company. Prior to entering into the waiver agreements, if at any time after the issuance date of the subject warrants, the Company made any distributions to holders of its common stock, the warrant holders would be entitled to receive a payment equal to the amount of such distribution which would have been payable to them had they owned the shares of common stock issuable upon exercise of the subject warrants as of the record date for the distribution. Under the terms of the waiver agreement, if the market price of the Company's common stock on the record date for a distribution is greater than or equal to $0.15 per share, the payment to the warrant holders would be reduced to the amount which would be payable to the warrant holders had they engaged in a cashless exercise of the subject warrants as of the record date for the distribution. In consideration for entering into the agreements, the Company issued warrants for the right to acquire 7,000,000 shares of the Company’s common stock to one warrant holder and recognized a loss on debt extinguishment of $1,260,688 (Note 5).

Common Stock

On July 22, 2005, 625,000 shares of common stock valued at $0.13 per share (based on the fair value on the date of issuance) were issued to the co-inventor of certain technology. The Company recorded an expense of $81,250 in connection with the issuance of these shares.

During February 2006, the Company announced a dividend of $0.02 per share of common stock for stockholders of record and qualified warrant holders as of February 24, 2006. The dividend resulted in an accrued liability of $8,114,378 as of February 28, 2006. The Company paid such amount in March 2006. In March 2006, the Company announced a dividend of $0.04 per share of common stock for stockholders of record and qualified warrant holders as of March 31, 2006. The dividend of approximately $16,584,000 is expected to be paid in April 2006.

7.	Income taxes

During the nine months ended February 28, 2006, the Company recorded a $1,880,000 provision for income taxes which relates to Federal alternative minimum tax and California state tax. Deferred income taxes are provided for the difference in the treatment of certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist principally of income tax benefits arising from the Company’s Federal net operating loss carry-forwards and the excess of the tax basis of fixed and intangible assets over the book basis. During the nine months ended February 28, 2006, the Company utilized approximately $33,400,000 of its available Federal net operating loss carry-forwards to offset its taxable income arising during the nine month period ended February 28, 2006. At February 28, 2006 and May 31, 2005 a valuation allowance of approximately $2,100,000 and $14,700,000, respectively, which amounts are equal to the Company’s net deferred tax assets at those dates, has been recorded, as management has not determined that it is more likely than not that the benefit from the deferred tax asset will be realized.

At February 28, 2006, the Company has Federal net operating loss carry-forwards of approximately $900,000 that expire through 2025. Annual usage of these net operating loss carryforwards may be limited in the future due to changes in our stockholders.

8.	Commitments and Contingencies

During the quarter ended August 31, 2005, the Company terminated two of its officers, each of whom had an employment contract with the Company. One of the officers agreed to accept as severance approximately $150,000 and to have the maturity date of options held by him extended for one year. Approximately $27,300 remains outstanding to him at February 28, 2006. Further, the Company agreed to accelerate the vesting of all outstanding options held by the officer and to extend their term to September 2006. The Company recorded an expense of approximately $125,000 related to this option modification in the quarter ended August 31, 2005.

The Company has not reached an agreement with the other officer; however, it accrued approximately $50,000 during the three month period ended August 31, 2005 for amounts which it believes may be due to this individual. The former officer has filed a complaint against the Company seeking arbitration and claiming he is owed approximately $1,500,000. The Company believes the claim is without merit and intends to vigorously defend itself.

The Company is aware of a lawsuit filed by the co-inventor of the patent porfolio technology against the Company for potential obligations for future payments to the co-inventor of the patent portolio technology in connection with entering into licensing agreements. The Company intends to vigorously defend itself in this matter; however, it is possible that were the Company not to prevail in the suit, the ultimate amount payable to such co-inventor of the patent porfolio technology could be significant.

Also, in conjunction with entering into these license agreements, as well as other license agreements (See Note 4), the legal advisor who had previously assisted the Company in its negotiations, has asserted a claim against the Company for amounts which the advisor believes it is entitled. The Company is contesting the matter; the outcome of this matter is currently unknown. Based on its current assessment of the matter, the Company has accrued a liability of $346,000 as of February 28, 2006. The Company intends to vigorously defend itself in this matter; however, it is possible that, were the Company not to prevail in the suit, the ultimate amount payable to such legal advisor could be significantly higher than the current accrued liability.

Guarantees and Indemnities - The Company has made certain guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these guarantees and indemnities in the accompanying consolidated balance sheets.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, “RISK FACTORS” SEE ALSO OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MAY 31, 2005.

OVERVIEW

During the third quarter of the fiscal year ended May 31, 2005, and in the first three quarters of fiscal 2006, the Company entered into agreements for the licensing of its technology with Advanced Micro Devices Inc. (“AMD”), Intel Corporation, Hewlett Packard Company, Casio Computer Company and Fujitsu, Inc. respectively, among the largest of the microprocessor manufacturers. We believe these license agreements represent validation of the Company’s position that its intellectual property was and is being infringed by major manufacturers of microprocessor technology. Also, we believe the agreements demonstrate value of the Company’s intellectual property based upon “arms length” transactions with major electronics manufacturers.

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

The Company continues to evaluate the development, marketing and sale of microprocessors, the technology behind the microprocessors and complementary products which enable computers and other data processing devices to communicate. These products can be used to connect to the Internet or other telecommunications networks

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Accounting for revenue recognition is complex and affected by interpretations of guidance provided by several sources, including the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”). This guidance is subject to change. We follow the guidance established by the SEC in Staff Accounting Bulletin No. 104, as well as generally accepted criteria for revenue recognition, which require that, before revenue is recorded, there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured, and delivery to our customer has occurred. Applying these criteria to certain of our revenue arrangements requires us to carefully analyze the terms and conditions of our license agreements. Revenue from our technology license agreements is generally recognized at the time we enter into a contract and provide our customer with the licensed technology. We believe that this is the point at which we have performed all of our obligations under the agreements; however, this remains a highly interpretive area of accounting and future license agreements may result in a different method of revenue recognition. Fees for maintenance or support of our licenses are recorded on a straight-line basis over the underlying period of performance.

2.	Assessment of Contingent Liabilities

We are involved in various legal matters, disputes, and patent infringement claims which arise in the ordinary conduct of our business. We accrue for estimated losses at the time when we can make a reliable estimate of such loss and it is probable that it has been incurred. By their very nature, contingencies are difficult to estimate. We continually evaluate information related to all contingencies to determine that the basis on which we have recorded our estimated exposure is appropriate and properly disclosed.

3.	Stock Options and Warrants

The Company applies Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost has been recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” require the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock based compensation under APB Opinion 25.

The Company applies SFAS No. 123 in valuing options granted to consultants and others and estimates the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as expense as services are provided or other obligations are incurred. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested. The Black-Scholes model requires the use of various inputs, including volatility of our stock, duration of the warrant, and interest rates, over which we use our judgment. Given that we have recorded significant non-cash expenses related to the issuance of our warrants to third-parties, including the nine months ended February 28, 2006, our estimation of the value of warrants issued remains a critical component of our financial statements.

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

Deferred income taxes are provided for by recognizing temporary differences in certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. We have historically provided a valuation allowance equal to 100% of our net deferred tax asset. In spite of the net income recorded by us during the nine months ended February 28, 2006, we do not believe that we have ample evidence of overcoming the “more likely than not” criteria established by generally accepted accounting principles. We will continue to monitor our financial operating results, and other factors, to determine when, if ever, we meet this criteria.

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

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended February 28, 2006 and Nine Months Ended February 28, 2005.

During the third quarter of fiscal year 2006, our joint venture limited liability company signed agreements licensing our intellectual property with Hewlett Packard, Fujitsu and Casio for one time payments totaling $60,000,000. In June 2005, we entered into an agreement with Intel Corporation licensing our intellectual property for a one time payment of $10,000,000. These license revenues were recognized during the nine months ended February 28, 2006. It is not possible to predict when, if ever, we will again be successful in obtaining future license agreements. For the nine months ended February 28, 2005 license revenue consisted of approximately $2,950,000 from our one time licensing agreement with AMD. Product sales amounting to approximately $297,000 were also recorded in the nine month period ended February 28, 2006 in connection with communications products that are no longer marketed by the Company. Inventory associated with the sales of these communications products is carried at zero value. Cost of sales of approximately $103,000 consists of payments made to subcontractors for materials and labor in connection with the product sales. For the nine months ended February 28, 2005 the Company had no such product sales.

Research and development expenses amounted to approximately $226,000 for the nine months ended February 28, 2006 and approximately $236,000 for the nine months ended February 28, 2005. Expenses related to salaries, benefits, training and other employee expenses declined approximately $61,000 resulting from staff reductions. Consulting and related support expenses increased from approximately $12,500 during the nine months ended February 28, 2005 to approximately $65,000 for the nine months ended February 28, 2006, as research and development activities moved to outside contractors. Costs of components, supplies and equipment increased by approximately $5,000 for the nine months ended February 28, 2006 as compared with the nine months ended February 28, 2005 connected with product development and support of the Ignite product line. Depreciation for fixed assets associated with research and development activities declined from approximately $8,000 for the nine months ended February 28, 2005 to less than $500 for the nine months ended February 28, 2006, as equipment became fully depreciated and was not replaced.

Selling, general and administrative expenses increased from approximately $1,859,000 for the nine months ended February 28, 2005 to approximately $5,393,000 for the nine months ended February 28, 2006. Legal and accounting related expenses increased by approximately $541,000 for the nine months ended February 28, 2006 compared with the nine months ended February 28, 2005 related to legal matters in connection with intellectual property and formation of a limited liability company, the license agreement with Intel Corporation, and legal issues related to former employees and other corporate matters. In addition, salary costs increased approximately $505,000 for the nine months ended February 28, 2006 compared with the nine months ended February 28, 2005 as a result of changes in management personnel that included accrued severance costs. Other increases for the nine months ended February 28, 2006 as compared with the nine months ended February 28, 2005 included public relations and consultant expenses of approximately $124,000, insurance expenses of approximately $56,000 and travel expenses of approximately $55,000. Non cash general expenses of approximately $69,000 were recognized in connection with recording the issuance of warrants using the Black-Scholes method. Offsetting these increases were decreases in legal contingency fees of approximately $554,000, decreases in patent enforcement expenses of approximately $187,000. Finally, our newly created limited liability company, which we have consolidated since its creation in June 2005, incurred $1,500,000 in expenses paid to the other member of the limited liability company, as part of the quarterly fee to be paid to the other member in accordance with our limited liability company agreement and approximately $1,377,000 in legal and other operational expenses.

Settlement and license expenses amounting to approximately $3,855,000 were recorded during the nine months ended February 28, 2006 in connection with the agreements involving the formation of a limited liability company and, separately, a license agreement with Intel Corporation. The expenses consisted of both cash and non-cash elements related to incremental, direct costs of completing the transactions. In connection with the transactions, it was necessary for the Company to obtain the consent of certain debenture and warrant holders. The necessary consents, together with certain warrants held by the debenture holders and the release of their security interests in our intellectual property, were obtained in exchange for cash, new warrants and repriced warrants. The expenses resulted primarily from cash payments to debt holders of approximately $1,300,000, to co-owners of various intellectual property assets of approximately $960,000 and to a committee of the Company's board of directors of approximately $170,000. Non-cash expenses totaled approximately $1,400,000 and resulted primarily from the incremental value of the effect of repricing various warrants and granting other warrants in excess of the expense previously recognized for warrants granted to these security holders, as well as the value of the warrants reconveyed to the Company.

Other income and expense items for the Company amounted to a net expense of approximately $2,399,000 for the nine months ended February 28, 2005 and decreased to a net expense of approximately $2,179,253 for the nine months ended February 28, 2006. Other income for the nine months ended February 28, 2005 primarily resulted from a one-time settlement with a subtenant amounting to approximately $47,000. For the nine months ended February 28, 2006 other income primarily resulted from interest and dividends in the amount of approximately $262,000. Cash and non-cash interest expense declined from approximately $2,442,000 for the nine months ended February 28, 2005 to approximately $1,182,000 for the nine months ended February 28, 2006 as the amortization of debt discount has declined and the remaining debentures were converted during the nine months ended February 28, 2006. The value of debt discount features recorded upon the issuance of a debenture is expensed as non-cash interest over the term of the debt. However, as the debentures are converted into common stock, any remaining balance of debt discount is recognized as non-cash interest in that period. Non-cash interest expense decreased from approximately $2,323,000 for the nine months ended February 28, 2005 to approximately $413,000 for the nine months ended February 28, 2006. The Company charged approximately $723,000 to interest expense to record the beneficial conversion features of debentures converted to shares. During the nine months ended February 28, 2006, the Company recorded a loss on debt extinguishment of $1,260,688 related to the 7,000,000 warrants issued to a debenture holder as consideration for entering into the reset agreements.

During the nine months ended February 28, 2006, the Company recorded a provision for income taxes of $1,880,000 related to Federal alternative minimum tax and California state tax. Also, during the nine months ended February 28, 2006, the Company utilized approximately $33,400,000 of its available net operating loss carry-forwards to offset its taxable income arising in the quarter.

The Company recorded net income for the nine months ended February 28, 2006 of approximately $28,053,000 compared with a net loss of approximately $1,521,000 for the nine months ended February 28, 2005.

Comparison of the Three Months Ended February 28, 2006 and Three Months Ended February 28, 2005.

During the three months ended February 28, 2006, our joint venture limited liability company signed agreements licensing our intellectual property with Hewlett Packard, Fujitsu and Casio for one time payments totaling $60,000,000. It is not possible to predict when, if ever, we will again be successful in obtaining future license agreements. For the three months ended February 28, 2005 license revenue consisted of approximately $2,950,000 from our one time licensing agreement with AMD. Product sales amounting to approximately $277,000 were recorded in the three-month period ended February 28, 2006 in connection with communications products that are no longer marketed by the Company. Inventory associated with the sales of these communications products is carried at zero value. Cost of sales of approximately $103,000 consists of payments made to subcontractors for materials and labor in connection with the product sales. For the three months ended February 28, 2005 the Company had no such product sales.

Research and development expenses amounted to approximately $27,000 for the three months ended February 28, 2006 and approximately $54,000 for the three months ended February 28, 2005. The total costs of salaries and related expenses amounted to approximately $47,500 for the three months ended February 28, 2005 and there were no salaries and related expenses for the three months ended February 28, 2006 due to the staffing reductions. Consulting and related support expenses increased from approximately $3,700 during the three months ended February 28, 2005 to approximately $27,000 for the three months ended February 28, 2006 as research and development activities moved to outside contractors. Depreciation for fixed assets associated with research and development activities amounted to approximately $2,800 for the three months ended February 28, 2005 and was not present in the three months ended February 28, 2006, as equipment became fully depreciated and was not replaced.

Selling, general and administrative expenses increased from approximately $1,086,000 for the three months ended February 28, 2005 to approximately $2,094,000 for the three months ended February 28, 2006. Legal and accounting related expenses increased by approximately $65,000 for the three months ended February 28, 2006 compared with the three months ended February 28, 2005 related to legal matters connected with intellectual property and legal issues related to former employees and other corporate matters as well as increases in audit and accounting related fees from outside firms. In addition, salary costs increased approximately $52,000 for the three months ended February 28, 2006 compared with the three months ended February 28, 2005 as a result of changes in management personnel. Other increases for the three months ended February 28, 2006, as compared with the three months ended February 28, 2005, included rent expense of approximately $26,000 as the company accrued the liability for the remaining term of the lease on its former offices, website expense of approximately $22,000 as the company redesigned its website, insurance expenses of approximately $18,000 and travel related expense of approximately $20,000. Non cash general expenses of approximately $69,000 were recognized in connection with recording issuance of warrants using the Black-Scholes method. Offsetting these increases were decreases in legal contingency fees of approximately $554,000, patent enforcement expenses of approximately $120,000, and marketing expenses of approximately $10,000. Finally, our newly created limited liability company, which we have consolidated since its creation in June 2005, incurred $500,000 in expenses paid to the other member of the limited liability company, as part of the quarterly fee to be paid to the other member in accordance with our limited liability company agreement and approximately $89,000 in legal and other operational expenses.

Other income and expense items for the Company amounted to a net expense of approximately $1,153,000 for the three months ended February 28, 2005 and decreased to a net expense of approximately $738,000 for the three months ended February 28, 2006. Other income for the three months ended February 28, 2006 primarily resulted from interest and dividend income in the amount of approximately $128,000. Other income amounted to approximately $9,800 during the three months ended February 28, 2005. Interest expense declined from approximately $1,161,000 for the three months ended February 28, 2005 to approximately $868,000 for the three months ended February 28, 2006, resulting primarily from a decline in non-cash interest from approximately $1,130,000 to approximately $132,000 for the respective three month periods as the amortization of debt discount declined and the remaining debentures were converted. The value of debt discount features recorded upon the issuance of a debenture is expensed as non-cash interest over the term of the debt. However, as the debentures are converted into common stock, any remaining balance of debt discount is recognized as non-cash interest in that period. The Company charged approximately $723,000 to interest expense to record the beneficial conversion features of debentures converted to shares. During the three months ended February 28, 2006, the Company recorded a loss on debt extinguishment of $1,260,688 related to the 7,000,000 warrants issued to a debenture holder as consideration for entering into the reset agreements.

The Company recorded net income for the three months ended February 28, 2006 of approximately $24,886,000 compared with net income of approximately $659,000 for the three months ended February 28, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, marketable securities and short-term investment balances increased from approximately $1,289,000 as of May 31, 2005 to approximately $24,658,000 as of February 28, 2006. As of February 28, 2006, we held two savings accounts which were restricted as collateral for our corporate credit cards and we held a short-term certificate of deposit amounting to approximately $202,000 as of May 31, 2005, which was restricted as collateral on our line of credit. Total current assets increased from approximately $3,612,000 as of May 31, 2005 to approximately $58,947,000 as of February 28, 2006. The increase in current assets results primarily from funds received and due from license fee agreements through our joint venture limited liability company. As of the filing date of this statement all license fees receivable have been received by the Company. Total current liabilities increased from approximately $1,644,000 as of May 31, 2005 to approximately $11,176,000 as of February 28, 2006. The improvement in the current position of the Company primarily resulted from the license agreements obtained by our joint venture limited liability company and with Intel Corporation which were recorded during the nine months ended February 28, 2006. Included within both our cash and current assets totals at February 28, 2006 is approximately $7,848,000 of cash, which is held by our joint venture limited liability company, which we consolidate for accounting purposes. As this cash has been invested by both us and the other member into this entity, its use is limited to the operations of the limited liability company.

During the nine months ended February 28, 2006, the Company’s operating activities generated approximately $30,724,000 of cash. The Company's net income, adjusted for non-cash expense items, primarily resulted from the license agreements obtained by our joint venture limited liability company and with Intel Corporation. The Company's operating activities used cash amounting to approximately $945,000 during the nine months ended February 28, 2005, primarily due to the Company's net loss as adjusted for non-cash expense items.

Investing cash flows consisted primarily of proceeds of investments sold, payment for investments acquired and capital expenditures. The Company used approximately $3,377,000 in net cash for investing activities during the nine months ended February 28, 2006 compared to $200,000 for the nine months ended February 28, 2005. The increase in cash used in investing activities primarily resulted from the purchase of marketable securities.

Cash used in financing activities consisted primarily of our joint venture limited liability company’s distribution to the other member of approximately $9,784,000. The Company used approximately $7,460,000 in net cash for financing activities for the nine months ended February 28, 2006 compared to receiving approximately $1,644,000 in net cash for the nine months ended February 28, 2005. Cash was provided by the exercise of common stock warrants and options amounting to approximately $679,000 during the nine months ended February 28, 2006 and approximately $706,000 during the nine months ended February 28, 2005. Additionally, cash in the amount of approximately $943,000 was provided by issuance of convertible debentures and common stock during the nine months ended February 28, 2005. No such transactions occurred during the nine months ended February 28, 2006.

Included in financing activities is $2,000,000 invested by the other member into a limited liability company, which we consolidate for financial reporting purposes. The limited liability company was created for the purposes of jointly pursuing infringers of our technologies. In connection with the creation of the limited liability company, both the other member and we have committed to funding the operations of the limited liability company, if necessary, up to an additional $4,000,000, with no more than $2,000,000 being required in any one year. The limited liability company agreement provides that the other member is to be paid a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of the limited liability company) on a quarterly basis by the limited liability company for services performed by the other member.

In February, 2006, the Company announced a dividend of $0.02 per share of common stock for stockholders of record and qualified warrant holders as of February 24, 2006. The dividend resulted in an accrued liability amounting to $8,114,378 as of February 28, 2006. In March 2006 the Company announced a dividend of $0.04 per share of common stock for stockholders of record and qualified warrant holders as of March 31, 2006. The dividend is expected to result in a use of cash funds amounting to approximately $16,584,000 to be paid from net cash provided by operating activities.

The Company’s current working capital position as of February 28, 2006, is expected to provide the funds necessary to support the Company’s operations for the next 12 months. During the nine months ended February 28, 2006, we incurred significant cash and non-cash expenses related to the TPL and limited liability company transactions, which we expect to be of a nonrecurring nature. Given the unpredictable nature of our revenue stream, we have attempted to curb other non-strategic expenses. The Company is currently assessing various strategies to pursue in the future, which may include, among other things, expanding our commitment to research and development or making acquisitions of other technologies.

During recent years we have relied upon financing activities to provide the funds necessary for the Company’s operations including the sale of common stock and the issuance of debentures and notes payable for cash. In addition, we have issued stock and warrants and options for the purchase of the Company’s common stock in return for services. Although we have entered into various license agreements in fiscal 2006 that have resulted in our reporting significant revenue, there can be no assurance that we will be able to achieve profitable operations in the future. Should the funds generated from these agreements be insufficient to fund our operations, we may be forced to curtail our operations or seek additional external funding. There can be no assurance that additional funding would be available to us or, if it is available, that it would be on terms favorable to us.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R, “Share Based Payment.” This statement replaces SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation based on the estimated fair value of the equity instrument awarded. SFAS No. 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, options, or other equity instruments or by incurring liabilities in amounts based on the price of the entity’s shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement applies to all new awards granted during the fiscal year beginning after December 15, 2005 and to previous awards that are remodified or cancelled after such date. The Company has not yet fully evaluated the effect of adopting SFAS No. 123R on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transaction.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe that the provisions of SFAS No. 153 will have a material impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and correction of errors made in fiscal years beginning after the date SFAS No. 154 was issued. At the present time, the Company does not believe that adoption of SFAS No. 154 will have a material effect on its financial statements.

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

WE ARE CURRENTLY INVOLVED IN A LEGAL DISPUTES WHICH COULD IMPACT OUR FUTURE RESULTS OF OPERATIONS AND WORKING CAPITAL

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

Additionally, the Company has just been notified that it is being sued by a co-inventor of the patent portfolio technology relating to proceeds we received under our recently signed license agreements. We believe that the co-inventor’s claim lacks merit, a claim which the company disputes and which the company intends to defend vigorously. Should we not prevail in this dispute, the amount payable to the co-inventor could affect our business and operations. In addition, if we are required to litigate this matter, or otherwise settle the matter outside of court, the cost of resolving this matter may impact our future reported results of operations and consume a significant amount of cash.

RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, EXPECTS FUTURE LOSSES AND MAY NOT ACHIEVE OR
SUSTAIN ANNUAL PROFITABILITY

We have a history of reported losses. For the fiscal years ended May 31, 2005 and 2004, we reported net losses of approximately $2,700,000 and $4,100,000, respectively. These losses have resulted primarily from significant costs associated with the development of our products, costs associated with the marketing of those products office overhead, and the interest charges and expenses related to equity and debt financings. Although we have entered into various license agreements in fiscal 2006, which have resulted in our reporting significant revenue, there can be no assurance that we will be able to achieve sustained profitable operations in the future. Should the funds generated from these agreements be insufficient to fund our operations, we may be forced to curtail our operations or seek additional external funding. There can be no assurance that additional funding would be available to us or, if it is available, that it would be on terms favorable to us.

RELATED TO OUR INDUSTRY

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY MAY INADVERTENTLY ADVERSELY AFFECT OUR ABILITY TO COMPETE

A successful challenge to our ownership of our technology could materially damage our business prospects. Our technologies may infringe upon the proprietary rights of others. Licenses required by us from others may not be available on commercially reasonable terms, if at all. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have eight U.S., one European and one Japanese patents issued. Any issued patent may be challenged and invalidated. Patents may not be issued for any of our pending applications. Any claims allowed from existing or pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents.

Vigorous protection and pursuit of intellectual property rights or positions characterize the fiercely competitive semiconductor industry, which has resulted in significant and often protracted and expensive litigation. Therefore, our competitors may assert that our technologies or products infringe on their patents or proprietary rights. Problems with patents or other rights could increase the cost of our products or delay or preclude new product development and commercialization by us. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms, or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions or to defend against infringement claims. (See our discussion of Legal Proceedings below.) We did not develop the technology, which is the basis for our products. This technology, which was originally known as the ShBoom technology, was acquired through a series of agreements from one of two co- inventors. We have been, and may again be, subject to claims from such prior parties related to the technology. Such parties may also attempt to exploit the technology independently of our rights to do so. The asset purchase agreement and plan of reorganization between us, nanoTronics Corporation and Helmut Falk was the agreement under which we acquired the basic ShBoom technology. The agreement also contained a number of warranties and indemnities related to the ownership of the technology and other matters. We believe nanoTronics Corporation has been liquidated and, due to Mr. Falk’s death in July 1995, our ability to obtain satisfaction for any future claims as a result of a breach of the agreement may be limited.

RELATED TO OUR DEBT AND EQUITY OFFERINGS AND SHARE PRICE WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FUND OUR OPERATIONS WHEN NEEDED

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

As of the quarter ended February 28, 2006, we have no outstanding debentures and do not anticipate any further debenture financing in the future.

IF A LARGE NUMBER OF OUR SHARES ARE SOLD ALL AT ONCE OR IN BLOCKS, THE MARKET PRICE OF OUR SHARES WOULD MOST LIKELY DECLINE

Our common stock is currently listed for trading in the NASD Over-The-Counter Bulletin Board Market and is subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In general, the penny stock rules apply to non-NASDAQ or non-national stock exchange companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document, quote information, broker’s commission information and rights and remedies available to investors in penny stocks. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules, and as a result, the number of broker-dealers willing to act as market makers in such securities is limited. The “penny stock rules,” therefore, may have an adverse impact on the market for our common stock and may affect our ability to attract competitive funding.

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

Item 3. Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of February 28, 2006, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and our Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In December 2003, Patriot Scientific Corporation, a Delaware corporation (hereinafter referred to as the “Company,” “we” or “us”), filed several lawsuits in United States District Courts against companies we contend are infringing on our patent number 5,809,336 entitled “High Performance Microprocessor Having Variable Speed Clock.” The defendants and suits are as follows:

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

In February 2004, Intel Corporation (“Intel”) filed a lawsuit against us in the United States District Court- Northern District of California, case number C040439, in which they requested a declaratory judgment that their microprocessors, used by the defendants in our consolidated suit, do not infringe our patent. We filed a counterclaim against Intel contending that they also are infringing on our patent, and Intel asserted an affirmative defense that our 5,809,336 patent is invalid.

In February 2004, the Company filed a lawsuit (the “Inventorship Litigation”) in the United States District Court- Northern District of California, case number C040618, against TPL, Charles H. Moore, an individual (“Moore” and together with the Company and TPL, the “Parties”), and Daniel E. Leckrone, an individual. Counterclaims were filed seeking a declaration from the Court that the inventors, as stated in the original patent filings, were the inventors of the respective patents.

On June 7, 2005, the Company entered into a master agreement (the “PTSC/TPL Master Agreement”) by and among the Company, TPL and Moore. Moore and TPL were parties to certain lawsuits filed by the Company alleging infringement of certain microprocessor science and design patents (“Patents”) and a lawsuit filed by the Company alleging claims for declaratory judgment for determination and correction of inventorship of the Patents. The transactions described in the PTSC/TPL Master Agreement and related agreements form a part of the settlement or dismissal of the Inventorship Litigation.

Pursuant to the PTSC/TPL Master Agreement, the Parties have agreed, in pertinent part, as follows:

(a) The Company entered into a patent license agreement (the “Intel License”) with Intel, pursuant to which the Company licensed certain rights in the Patents to Intel.

(b) The Company and TPL will cause certain of their respective interests in the Patents to be licensed to a limited liability company that will be owned 50% by the Company and 50% by TPL (the “JV LLC”).

(c) The JV LLC will engage TPL to commercialize the Patents pursuant to a Commercialization Agreement among the JV LLC, TPL and the Company (the “Commercialization Agreement”).

(d) The Parties will settle or cause to be dismissed all litigation among them pursuant to a stipulated final judgment, including the Inventorship Litigation.

On June 7, 2005, in connection with the PTSC/TPL Master Agreement, the Company entered into the Commercialization Agreement by and among the JV LLC, TPL and the Company. Pursuant to the Commercialization Agreement, the JV LLC has granted to TPL the exclusive right to grant licenses and sub-licenses of the Patents and to pursue claims against violators of the Patents.

The Parties executed and filed a stipulated final judgment in the Inventorship Litigation, which provided for a dismissal of the Company's third amended complaint and final judgment in favor of TPL and Moore on their counterclaims.

In October 2005 we dismissed the infringement claims above. Pursuant to the rights afforded to TPL under the PTSC/TPL Master Agreement, TPL filed patent infringement claims in the Eastern District of Texas on October 24, 2005, against various Japanese manufacturers. This new complaint set forth broader theories of infringement than those we had initiated in the Northern District of California, including with respect to more products and with respect to claims related to the “336,” “584” and “148” patents (all part of the 1989 patent applications of Russell Fish and Charles Moore).

The infringement defendants in the Texas action filed five new declaratory relief actions in the Northern District of California on November 28, 2005 against TPL, the Company, and Moore asking that Court to declare that they are not infringing on our patents and/or that the patents are not valid. Those defendants attempted to have their claims declared to be administratively “related” to the action we dismissed in October but their attempt has not succeeded. We recently joined with TPL in Motions to Dismiss or Transfer the declaratory relief actions discussed above to the Eastern District of Texas, where we expect the patent infringement litigation will be handled more expeditiously. The court in the Northern District of California subsequently granted the motion of TPL and the Company to stay the proceedings in California. The court deferred to the decision to be made by the court in Texas. In February, 2006, a license agreement was entered into with Fujitsu Corporation regarding the Company’s patent portfolio and in connection with that transaction, litigation involving Fujitsu and TPL and the Company in both California and Texas was dismissed.

Additional Litigation:

Beatieand Osborne, LLP v. Patriot Scientific Corporation, et al., is an action by a New York law firm, Beatie and Osborn (“BandO”) that formerly represented the Company in patent infringement litigation commenced by the Company against certain various microprocessor chip manufacturers in the Northern District of California. This patent infringement litigation is still pending except with regard to Intel and Fujitsu Corporation. In addition, BandO represented the Company in the Inventorship Litigation. BandO undertook such representation of the Company on a contingency fee basis and had previously reached an agreement with the Company with respect to transmission of anticipated litigation costs in connection with those underlying litigation matters. BandO is believed to presently hold in its trust account approximately $210,000 of the Company’s funds advanced for litigation costs, and BandO claims it is entitled to be reimbursed approximately $240,000 in litigation costs. The Company disputes BandO’s claim to those litigation costs.

On March 8, 2005, BandO was disqualified by United States District Judge Jeremy Fogel in the Inventorship Litigation. BandO subsequently withdrew from representation of the Company in the patent infringement litigation. On April 12, 2006, the United States Court of Appeals upheld the disqualification ruling by Judge Fogel.

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

Litigation is inherently uncertain and while the Company believes that the claims brought by BandO do not have merit, especially in light of the disqualification previously described, there can be no assurances that the resolution of the matter will not negatively impact the Company’s financial position or its results of operations in the future.

On September 23, 2005, Lowell Giffhorn, a former executive officer and a current director of the Company submitted a demand for arbitration with the American Arbitration Association related to the termination of Mr. Giffhorn’s employment with the Company. Mr. Giffhorn asserts that the termination of his employment with the Company was unlawful, retaliatory, wrongful, violated public policy, violated the covenant of good faith and fair dealing and violated securities laws. Mr. Giffhorn is seeking damages of $1,500,000 in connection with his claims. The Company intends to vigorously defend itself with regard to these claims. Despite the inherent uncertainties of litigation, the Company does not believe that the foregoing will have a material adverse impact on its financial condition, results of operations, or cash flows.

On April 6, 2006, the Company filed a lawsuit in the U. S. District Court for the Southern District of California against Russell H. Fish (“Fish”) and others associated with The Fish Family Trust for declaratory relief that the July 27, 2004 contract between the parties to the lawsuit relating to the Company's patent litigation and licensing program relating to the Company's patent litigation and licensing program is unenforceable because (i) it calls for payments that violate the law and various ethical rules governing the practice of law, (ii) it lacks consideration, (iii) frustration of purpose, and/or (iv) non-performance by Fish and performance by the Company of all obligations under the contract.

On April 12, 2006, Fish and Robert Anderson, as trustee of The Fish Family Trust, filed a lawsuit against the Company in the District Court of Dallas County, Texas. The lawsuit is based on an alleged breach of the contract entered into on July 27, 2004 and seeks enforcement of the contract or damages.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K

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

(3.0)	ARTICLES AND BYLAWS

Exhibit No.	Description
(3.1)	Original Articles of incorporation of the Company’s predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, file no. 33-23143-FW
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

(3.3.1)
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to Form 10-KSB for the fiscal year ended May 31, 1995

(3.3.2)
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on June 24,1997, incorporated by reference to Exhibit 3.3.2 to Form 10-KSB for the fiscal year ended May 31, 1997, filed July 18, 1997

(3.3.3)
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 28, 2000, incorporated by reference to Exhibit 3.3.3 to Registration Statement on Form S-3 filed May 5, 2000

(3.3.4)
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on May 6, 2002, incorporated by reference to Exhibit 3.3.4 to Registration Statement on Form S-3 filed June 27, 2002

(3.3.5)
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on October 16, 2003, incorporated by reference to Exhibit 3.3.5 to Registration Statement on Form SB-2 filed May 21, 2004

(3.3.6)
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 14, 2005, incorporated by reference to Exhibit 3.3.6 to Form 10-QSB for the period ended November 30, 2005, filed January 23, 2006.

(3.4)
Articles and Certificate of Merger of Patriot Financial Corporation into the Company dated May 1, 1992, with Agreement and Plan of Merger attached thereto as Exhibit A, incorporated by reference to Exhibit 3.4 to Form 8-K dated May 12, 1992

(3.5)	Certificate of Merger issued by the Delaware Secretary of State on May 8, 1992, incorporated by reference to Exhibit 3.5 to Form 8-K dated May 12, 1992

(3.6)	Certificate of Merger issued by the Colorado Secretary of State on May 12, 1992, incorporated by reference to Exhibit 3.6 to Form 8-K dated May 12, 1992

(3.7)	Bylaws of the Company, incorporated by reference to Exhibit 3.7 to Form 8-K dated May 12, 1992

(4.0)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDER, INCLUDING INDENTURES

(4.1)	Specimen common stock certificate, incorporated by reference to Exhibit 4.1 Form 8-K dated May 12, 1992

Exhibit No.	Description
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
(4.13)
Warrant to Purchase Common Stock issued to Spellcaster Telecommunications, Inc. dated April 28, 1998 exercisable to purchase an aggregate of 100,000 common shares at $1.25 per share until April 28, 2000 incorporated by reference to Exhibit 4.13 to Form 10-KSB for the year ended May 31, 1998, filed August 19, 1998

(4.14)
Investment agreement dated February 24, 1999 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $5,000,000 incorporated by reference to Exhibit 4.14 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998, filed March 5, 1999

(4.15)
Registration Rights Agreement dated February 24, 1999 by and between the Company and Swartz Private Equity, LLC related to the registration of the common stock related to Exhibit 4.14 incorporated by reference to Exhibit 4.15 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998, filed March 5, 1999

(4.16)
Form of Warrant to Purchase Common Stock (Swartz Private Equity, LLC) dated February 24, 1999 exercisable to purchase common shares in connection with the offering of securities in Exhibit 4.14 incorporated by reference to Exhibit 4.16 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998, filed March 5, 1999

(4.17)
Amended and Restated Investment Agreement dated July 12, 1999 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $5,000,000 incorporated by reference to Exhibit 4.17 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 filed July 15, 1999

(4.18)
Investment Agreement dated May 2, 2000 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $30,000,000 incorporated by reference to Exhibit 4.18 to Registration Statement on Form S-3 filed May 5, 2000

(4.18.1)
Waiver and Agreement dated September 24, 2001 amending the Investment Agreement dated May 2, 2000 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $30,000,000 incorporated by reference to Exhibit 4.18.1 to Registration Statement on Form S-1 filed October 11, 2001

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

(4.28)
Form of 8% Convertible Debenture, Stock Purchase Warrant, Registration Rights Agreement and Securities Purchase Agreement for financings entered into between September 28, 2004 and January 17, 2005 incorporated by reference to Exhibit 4.28 to Registration Statement on Form SB-2 filed February 2, 2005

(4.29)
Agreement with Regard to Exercise Price Resets and 4.99% Limitation by and between the Company and
Lincoln Ventures, LLC entered into as of February 9, 2006, incorporated by reference to Exhibit 4.29 on Form 8-K filed February 17, 2006

(4.30)
Agreement with Regard to Exercise Price Resets and 4.99% Limitation by and between the Company and
Swartz Private Equity, LLC entered into as of February 9, 2006, incorporated by reference to Exhibit 4.29 on Form 8-K filed February 17, 2006

(4.31)	Waiver and Agreement by and between the Company and Lincoln Ventures, LLC, entered into as of February 9, 2006, incorporated by reference to Exhibit 4.29 on Form 8-K filed February 17, 2006

(4.32)	Waiver and Agreement by and between the Company and Swartz Private Equity, LLC, entered into as of February 9, 2006, incorporated by reference to Exhibit 4.29 on Form 8-K filed February 17, 2006

(4.33)	Warrant to Purchase Common Stock of the Company issued to Lincoln Ventures, LLC, incorporated by reference to Exhibit 4.29 on Form 8-K filed February 17, 2006

(10.1)*	Agreement dated July 27, 2004, by and among the Company, Russell H. Fish, III and The Fish Family Trust regarding patent litigation, licensing and proceeds

(31.0)	RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

(31.1)*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(31.2)*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32.0)	SECTION 1350 CERTIFICATIONS

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

(32.2)*	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT SCIENTIFIC CORPORATION

Date: April 19, 2006	By:	/s/ THOMAS J. SWEENEY
Thomas J. Sweeney,
Chief Financial Officer

(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)