Form 10KSB
period 2006-05-31
PATRIOT SCIENTIFIC CORP
filed 2006-10-13
CIK 836564

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

Commission File Number 0-22182

PATRIOT SCIENTIFIC CORPORATION
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1070278 (I.R.S. Employer Identification No.)

6183 Paseo Del Norte, Suite 180, Carlsbad, California (Address of principal executive offices)	92011 (Zip Code)

(Issuer’s telephone number): (760) 547-2700

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

YES ☐NO ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuers revenues for its most recent fiscal year was $10,309,709 (which amount does not include approximately $27,848,000 in income resulting from the Companys investment in Phoenix Digital Solutions, LLC). Issuers net income for its most recent fiscal year was $28,672,688.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on October 2, 2006 was $321,496,396 based on a closing price of $0.87 as reported on the OTC Electronic Bulletin Board system.

On October 2, 2006, 369,536,087 shares of common stock, par value $.00001 per share (the issuer’s only class of voting stock) were outstanding.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, and we rely on the “safe harbor” provisions in those laws. Therefore, we are including this statement for the express purpose of availing ourselves of the protections of such safe harbor with respect to all of such forward-looking statements. The forward-looking statements in this Report reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically, the absence of significant revenues and financial resources until the current fiscal year, no guarantee that the development of technology can be completed or that its completion will not be delayed, significant competition, the uncertainty of patent and proprietary rights, uncertainty as to royalty payments and indemnification risks, trading risks of low-priced stocks and those other risks and uncertainties discussed herein that could cause our actual results to differ materially from our historical results or those we anticipate. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Patriot undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The Company

Patriot Scientific Corporation was organized under Delaware law on March 24, 1992, and is the successor by merger to Patriot Financial Corporation, a Colorado corporation, incorporated on June 10, 1987. In 1997, we emerged from the development stage, primarily as a result of the acquisition of Metacomp Inc. In June 2005, we entered into a joint venture agreement with Technology Properties Limited, Inc. to form Phoenix Digital Solutions, LLC. Our address is 6183 Paseo Del Norte, Suite 180, Carlsbad, California 92011, and our telephone number is (760) 547-2700. Our internet home page can be located on the World Wide Web at http://www.ptsc.com.

We are an intellectual property company holding various patents (described below). Our primary strategy is to exploit our microprocessor technologies through licensing and strategic alliances and to litigate against those who may be infringing on our patents. We also sell microprocessor chips from our suspended Ignite product line.

Our Microprocessor Technology

General Background. Effective May 31, 1994, we entered into an asset purchase agreement and plan of reorganization with nanoTronics Corporation located in Eagle Point, Oregon, and Helmut Falk to acquire certain microprocessor technology. nanoTronics had acquired a base technology for an advanced microprocessor integrated on a single computer chip and had fabricated a first-generation microprocessor. We used the technology we acquired from nanoTronics to develop a sophisticated yet low cost microprocessor by enhancing the microprocessor design, adding additional technical features to further modernize the design, and improving and testing the new design.

We initially fabricated a prototype 0.8-micron microprocessor in May 1996. The next generation was a 0.5-micron microprocessor that was delivered in September 1997. The 0.5-micron microprocessor was employed in demonstrations for prospective customers and was shipped in limited numbers to customers as an embedded microprocessor. In 1998 we introduced a 0.35-micron microprocessor whose features included a reduction in size and improved performance. In addition, in September 2000 we completed a VHDL model of this technology, which enabled customers to purchase intellectual property incorporating microprocessor functions with other parties’ applications to arrive at a system on a chip solution. By purchasing this software model, customers could significantly reduce their time to market by simulating results as opposed to trial and error commitments to silicon production. In 2003 we further reduced the size of our silicon production to 0.18-microns.

Industry Background. The semiconductor logic market has three major sectors:

•	standard logic products;
•	application specific standard products; and
•	application specific integrated circuits.

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

Application specific standard processors are typically used in embedded control systems by manufacturers to provide an integrated solution for application specific control requirements. Such systems usually contain a microprocessor or microcontroller, logic circuitry, memory and input/output circuitry. Electronic system manufacturers combine one or more of these elements to fit a specific application. The microprocessor provides the intelligence to control the system. The logic circuitry provides functions specific to the end application. The input/output circuitry may also be application specific or an industry standard component. The memory element, if not on the microprocessor, is usually a standard product used to store program instructions and data. In the past, these functions have been executed through multiple integrated circuits assembled on a printed circuit board. The requirements for reduced cost and improved system performance have created market opportunities for semiconductor suppliers to integrate some or all of these elements into a single application specific standard processor or chip set, such as our Ignite family of microprocessors. The Ignite family provides close integration of the microprocessor and input/output function with the logic circuitry, thereby providing an advanced application specific standard processor.

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

Microprocessors are generally available in 4-bit through 64-bit architectures, which refers to the amount of data they can process. 4-bit microprocessors are relatively inexpensive, typically less than $1.00 each. Although they lack certain performance capabilities and features, they account for more than 40% of worldwide microcontroller sales volume. Also in general use today are 8-bit architectures, generally costing $1.00 to $10.00 each and accounting for an additional 40% of worldwide microcontroller sales volume. To date 16-bit, 32-bit and 64-bit architectures, with typical costs of over $10.00 each, have offered very high performance but are generally considered to be too expensive for most high-volume embedded control applications. The use of 16-bit, 32-bit and 64-bit architectures offers fewer internal limitations, making programming easier and providing higher performance. Although generally more expensive per unit and requiring more support logic and memory, these devices offer many advantages for more sophisticated embedded control systems.

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

Our technology is different from most other microprocessors, in that the data is stored in groups and certain information is known to be at the top of a stack as opposed to being stored in a register. Our microprocessor employs certain features of both register and stack designs. The resultant merged stack-register architecture improves program execution for a wide range of embedded applications. Our design combines two processors in one highly integrated package, a microprocessing unit for performing conventional processing tasks, and an input-output processor for performing input-output functions. This replaces many dedicated peripheral functions supplied with other processors. The microprocessor's design simplifies the manipulation of data. Our architecture employs instructions that are shrunk from 32-bits to 8-bits. This simplified instruction scheme improves execution speed for computer instructions. Our architecture incorporates many on-chip system functions, thus eliminating the requirement of support microprocessors and reducing system cost to users.

The 0.8-micron microprocessor was designed to operate at a speed of 50Mhz; the 0.5-micron microprocessor at a speed of 100Mhz; the 0.35-micron microprocessor at 150MHz; and the 0.18-micron operates at a speed of 360Mhz. They are all compatible with a wide range of memory technology from low cost dynamic random access memory to high-speed static random access memory. The microprocessors can be packaged in various surface-mount and die-form packaging. We cannot be certain that the designed speed will be achieved with the production model of the 0.18-micron microprocessor or future versions or that all of the desired functions will perform as anticipated.

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

The Ignite Microprocessor as a Java Processor. We believe the Ignite microprocessor architecture is capable of being an efficient and cost effective Java programming language processor, because Java is designed to run on a stack-oriented architecture and the Ignite architecture executes the virtual stack machine internal to Java efficiently. Many Java byte codes or instructions require only a single 8-bit Ignite family instruction to be executed, providing a performance advantage over other more expensive processors that require six or more 32-bit instructions to do the same task. This feature allows the execution of Java programs with increased speed and reduced code size thereby enabling lower system memory costs. In addition, the incorporation of many on-chip system functions is expected to allow the Ignite family to perform most of the other functions required of an Internet computer device or Java accelerator, thereby eliminating components. Since Internet computers are designed to be inexpensive appliances for Internet access, cost, speed and performance are expected to be key requirements for designers. We believe the Ignite technology can compete favorably on the basis of such requirements, although we may not be able to successfully exploit Java related applications or that competitors will not create superior Java processors.

We have ported the Java operating environment to the Ignite family, which currently uses the C programming language for software support. We are a licensee of Sun Microsystems Inc. This enables us to develop and distribute products based on Sun's personalJava, a platform on which to run Java applications. We have also licensed from Wind River an operating system, VxWorks, and entered into a relationship with Forth Inc. (Forth) whereby Forth will provide software support and operating system development tools for the Forth Programming language. We believe this solution is competitive in the Java virtual machine and embedded applications markets. We believe that, if the implementation is successfully completed, the Ignite family will be competitive with Java microprocessors announced by competitors. However, we do not know whether implementation of this package of software or of a market for an Ignite family Java microprocessor will be successful.

Stages of Development. In early 1994, nanoTronics initiated production of a first generation of wafers at a contract fabrication facility using 6 inch wafers employing 0.8-micron double-metal CMOS technology. After the May 31, 1994 acquisition, we improved the original design, added new features and performed simulations and tests of the improved designs. In October 1995, a run of six wafers of second generation 0.8-micron microprocessors was fabricated by a contract fabrication facility. Subsequently, we tested these microprocessors, while completing a C computer language compiler and preparing application development tools. The compiler and application development tools are necessary to enable system designers to program the Ignite family for specific applications. We made corrections to the design suggested by the testing of prototype units and produced an additional run of second generation microprocessors from remaining wafers in May 1996. In July 1996, we employed these microprocessors in demonstration boards for use by developers and prospective customers and licensees.

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

At each stage of development, microprocessors require extensive testing to ascertain performance limitations and the extent and nature of errors, if any. When significant limitations or errors are discovered, additional rounds of design modifications and fabrication are required prior to having functional and demonstrable microprocessors for prospective customers and licensees. Although our 0.5 and 0.35-micron microprocessors have been sent to prospective customers in anticipation of production orders, it is not certain that we, during our continued testing of these products, will not identify errors requiring additional rounds of design and fabrication prior to commercial production. Additional delays could have an adverse effect on the marketability of our Ignite technology and potential revenues from that source.

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

We have developed marketing materials, product manuals and application development tools for Ignite for use by Ignite licensees and customers. The manuals and tools are necessary to enable system designers to quickly and easily program the Ignite family for specific applications. We are not currently working on any additional tools for Ignite or engaging in any additional research and development of the Ignite family.

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

While our strategy, when marketing Ignite, is to target high-volume licensees and microprocessor customers requiring more sophisticated but low-cost, low-power consumption devices, we can still expect significant competition. We may also elect to develop embedded control system products utilizing our own architecture or by contract for other manufacturers.

We expect that the Ignite family, if marketed and successfully commercialized in the embedded controller market, will compete with a variety of 16/64-bit microprocessors including those based on intellectual property from ARM and MIPS and microprocessors from Hitachi, Motorola and IBM. As a Java processor, we expect our Ignite family will compete with a broad range of microprocessors including those incorporating co-processor accelerator technologies. The producers of these microprocessors have significantly greater resources than we do.

A new entrant, such as ours, is at a competitive disadvantage compared to these and other established producers. A number of factors contribute to this, including:

•	the lack of product performance experience,
•	lack of experience by customers in using application development systems,
•	no record of technical service and support, and
•	limited marketing and sales capabilities.

We are currently focusing our business activity primarily on the licensing of the intellectual property in our patent portfolio and are not currently marketing our Ignite family of products. We sell a limited number of chips from our remaining inventory of that suspended product line. We presently intend to continue to focus primarily on intellectual property licensing activities for an indefinite period and may not resume marketing the Ignite family of products in the future.

Phoenix Digital Solutions. On June 7, 2005, we entered into a Master Agreement (the “Master Agreement”) with Technology Properties Limited Inc., a California corporation (“TPL”), and Charles H. Moore, an individual (“Moore” and together with us and TPL, the “Parties”). We, TPL and Moore were parties to certain lawsuits filed by us alleging infringement (the “Infringement Litigation”) of our Microprocessor Patents and a lawsuit also filed by us alleging claims for declaratory judgment for determination and correction of inventorship of the Microprocessor Patents (the “Inventorship Litigation”). The transactions described in the Master Agreement and related agreements (the “Transactions”) included the settlement or dismissal of the Inventorship Litigation.

Pursuant to the Master Agreement we agreed with TPL and Moore as follows:

●	We entered into a patent license agreement (the “Intel License”) with Intel Corporation (“Intel”) pursuant to which we licensed certain rights in the Microprocessor Patents to Intel.

●
We entered into an Escrow Agreement along with TPL pursuant to which the proceeds arising from the Intel License were allocated for the benefit of us and TPL. Pursuant to the Escrow Agreement, our initial capitalization obligations and those of TPL with regard to Phoenix Digital Solutions, LLC (defined below) were satisfied, our payment obligations and those of TPL with regard to the Rights Holders (defined below) were made, we received $6,672,349, and the remaining proceeds were allocated to or for the benefit of TPL.

●	We caused certain of our respective interests in the Microprocessor Patents to be licensed to Phoenix Digital Solutions, LLC a limited liability company owned 50% by us and 50% by TPL.

●
Phoenix Digital Solutions, LLC engaged TPL to commercialize the Microprocessor Patents pursuant to a Commercialization Agreement among Phoenix Digital Solutions, LLC, TPL and us (the “Commercialization Agreement”).

●	We paid $1,327,651 and TPL paid $1,000,000 to certain holders of rights in the Microprocessor Patents (“Rights Holders”) in exchange for the consent of such Rights Holders to the Transactions.

●	We agreed with TPL and Moore to settle or cause to be dismissed all litigation pursuant to a stipulated final judgment, including the Inventorship Litigation.

●
We issued warrants to TPL to acquire shares of our common stock. 1,400,000 warrants were exercisable upon issue; 700,000 warrants were exercisable when our common stock traded at $0.50 per share; an additional 700,000 warrants were exercisable when our common stock traded at $0.75 per share; and an additional 700,000 warrants were exercisable when our common stock traded at $1.00 per share. As of the date of this filing, all of the common stock trading prices have been met, causing TPL to be fully vested in all 3,500,000 of the above warrants.

●
We agreed with TPL and Moore to indemnify each other for, among other things, any inaccuracy or misrepresentation to any representation or warranty contained in the Master Agreement, any breach of the Master Agreement, certain liabilities relating to the respective interests of each of us in the Microprocessor Patents and the Transactions, and certain tax liabilities.

Pursuant to the Commercialization Agreement, Phoenix Digital Solutions, LLC granted to TPL the exclusive right to grant licenses and sub-licenses of the Microprocessor Patents and to pursue claims against violators of the Microprocessor Patents, in each case, on behalf of Phoenix Digital Solutions, LLC, us, TPL and Moore, and TPL agreed to use reasonable best efforts to commercialize the Microprocessor Patents in accordance with a mutually agreed business plan. Pursuant to the Commercialization Agreement, Phoenix Digital Solutions, LLC agreed to reimburse TPL’s expenses incurred in connection with the commercialization of the Microprocessor Patents. All proceeds generated by TPL in connection with the commercialization of the Microprocessor Patents will be paid directly to Phoenix Digital Solutions, LLC.

Pursuant to the Master Agreement, we and TPL have entered into the Limited Liability Company Operating Agreement of Phoenix Digital Solutions, LLC (“LLC Agreement”). We and TPL each own 50% of the membership interests of Phoenix Digital Solutions, LLC, and each have the right to appoint one member of the three (3) member management committee. The two (2) appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, we and TPL must each contribute to the working capital of Phoenix Digital Solutions, LLC (in addition to the Microprocessor Patent licenses described above), and are obligated to make future contributions in equal amounts in order to maintain a working capital fund. The LLC Agreement provides that Phoenix Digital Solutions, LLC shall indemnify its members, managers, officers and employees to the fullest extent permitted by applicable law, for any liabilities incurred as a result of their involvement with Phoenix Digital Solutions, LLC, if the person seeking indemnification acted in good faith and in a manner reasonably believed to be in the best interest of Phoenix Digital Solutions, LLC.

Licenses, Patents, Trade Secrets and Other Proprietary Rights

We rely on a combination of patents, copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect our proprietary technologies. Our policy is to seek the issuance of patents that we consider important to our business to protect inventions and technology that support our microprocessor technology.

We have seven U.S. patents issued dating back to 1989 on our microprocessor technology (the “Microprocessor Patents”). We have one microprocessor technology patent issued in five European countries and one patent issued in Japan and may file additional applications under international treaties depending on an evaluation of the costs and anticipated benefits that may be obtained by expanding possible patent coverage. In addition, we have one U.S. patent issued on ground penetrating radar technology and one U.S. patent issued on one of the communications products.

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

We believe that we may have claims against numerous companies that use semiconductors in their products. In December 2003, we initiated legal actions against five companies to enforce our patents. We subsequently dismissed that litigation in 2005, at which time legal action was initiated by TPL against four of these companies to enforce the patents in our portfolio. Two of these companies involved in the litigation we originated have subsequently purchased licenses through Phoenix Digital Solutions, LLC and have been excluded from the litigation currently pending. There can be no assurance that we will be successful in enforcing any potential patent claims against these or other companies. In February 2004, Intel initiated a legal action against us and we filed a counterclaim against them related to the initial five lawsuits. That litigation was settled and dismissed in June 2005, and Intel is now under license for our patented technology. See Legal Proceedings.

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

In November, 2004, a patent application was filed titled “Remote Power Charging of Electronic Devices” with assignment to Patriot Scientific Corporation. We are in the initial early stages of evaluating this technology and its applicability and feasibility for further research and development.

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

Marketing and Distribution

We do not currently market our microprocessor chips from our suspended line of Ignite products, although we continue to sell a limited number of chips from our remaining inventory. 100% of our sales for fiscal years ended May 31, 2006 and 2005 were to domestic customers.

All of our operating assets are located within the United States. While sales to certain geographic areas generally vary from year to year, we do not expect that changes in the geographic composition of sales will have a material adverse effect on operations.

Dependence Upon Single Customers

Ten percent (10%) or more of our consolidated product sales were derived from shipments to the following customers for the fiscal years ended May 31 as follows:

	2006	2005
AMD License	-----	$2,956,250
Space and Naval Warfare Systems	$262,500	-----

We had no backlog as of May 31, 2006 or 2005.

Most of our net income for the year ended May 31, 2006, was attributable to our equity in the earnings of our affiliate, Phoenix Digital Solutions, LLC.

Government Regulation and Environmental Compliance

We believe our products are not subject to governmental regulation by any federal, state or local agencies that would affect the manufacture, sale or use of our products, other than occupational health and safety laws and labor laws which are generally applicable to most companies. We do not know what sort of regulations of this type may be imposed in the future, but do not anticipate any unusual difficulties in complying with governmental regulations which may be adopted in the future.

We have not incurred costs associated with environmental laws and do not anticipate such laws will have any significant effect on our future business.

Research and Development

We incurred research and development expenditures of $225,565 and $294,735 for our fiscal years ended May 31, 2006 and 2005, respectively. The majority of these expenditures have been devoted to our microprocessor technology. As our primary business strategy is to enforce our intellectual property patents through licensing, we do not anticipate significant expenditures relating to research and development in the near future.

Employees

We currently have five employees. All are full time and are employed in general and administrative activities. We also engage additional consultants and part-time persons, as needed.

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

ITEM 2.  DESCRIPTION OF PROPERTY

We have one 3,289 square foot office located at 6183 Paseo Del Norte, Suite 180, Carlsbad, California. The facility is leased under a non-cancelable lease through February 2010. The current floor space provides adequate and suitable facilities for all of our corporate functions.

We have one 10,300 square foot office located at 10989 Via Frontera, San Diego, California. The facility is leased under a non-cancelable lease through July 2006. In February 2006, we relocated our offices to the Carlsbad, California facility. In connection with our remaining contractual lease obligation for this facility we accrued $77,207 at the time of our relocation to the Carlsbad facility.

ITEM 3.  LEGAL PROCEEDINGS

Beatie and Osborne, LLP v. Patriot Scientific Corporation

Beatie and Osborne, LLP is a New York law firm that formerly represented the Company in the Inventorship Litigation and the Infringement Litigation. On March 8, 2005, Beatie and Osborne was disqualified by United States District Judge Jeremy Fogel in the Inventorship Litigation. Beatie and Osborne thereafter withdrew from the representation of the Company in the Infringement Litigation. Beatie and Osborne initiated litigation in the Supreme Court of New York on June 8, 2005 claiming breach of contract, quantum meruit, and unjust enrichment and alleging claims against the Company, and former Company representatives, Jeffrey Wallin and Lowell Giffhorn, for fraud and interference with contractual relationship. Beatie and Osborne claimed a contingency fee under the terms of its contingency fee agreement with respect to licensing agreements entered into, and possibly with respect to license agreements to be entered into, by the Company. The Company caused a removal of the Beatie and Osborne lawsuit to the United States District Court for the Southern District of New York and moved to transfer the action to the Southern District of California. The transfer motion was denied on May 9, 2006, but Wallin and Giffhorn were ordered dismissed from the action at that time. The circumstances of the disqualification of Beatie and Osborne in the Inventorship Litigation and its withdrawal from the Infringement Litigation were claimed by the Company to have worked a forfeiture of any rights in Beatie and Osborne to a contingency fee of any kind. In July, 2006 the Company and Beatie and Osborne reached a settlement agreement whereby the Company has paid Beatie and Osborne $340,000 and Beatie and Osborne has retained $96,000 of the Company’s funds in its possession through a retainer account. This settled the case in full.

Patriot Scientific Corporation v. Russell Fish

On April 6, 2006, we filed a declaratory relief lawsuit against Russell Fish and The Fish Family Trust in the United States District Court for the Southern District of California. As a consequence of licensing agreements entered into by or on behalf of Patriot, Mr. Fish has presented demands for payment by us under his July 2004 agreement related to the Inventorship Litigation. We contend that Mr. Fish has been paid all sums that may have been owed to him. Our action seeks declaratory relief that no further sums are owed to Mr. Fish. Also, on April 6, 2006, Fish and, later, Robert Anderson, allegedly as trustee of The Fish Family Trust, filed a lawsuit against the Company in the District Court of Dallas County, Texas. The case was subsequently removed to the United States District Court for the Northern District of Texas. The lawsuit is based on an alleged breach of the contract entered into on July 27, 2004 and seeks enforcement of the contract or damages. The California action has been transferred to the Northern District of Texas. A mediation commenced on September 11, 2006 and is continuing while the proceedings are stayed.

Lowell Giffhorn Arbitration

On September 23, 2005, Lowell Giffhorn, a former executive officer and a former director of Patriot, submitted a demand for arbitration with the American Arbitration Association related to the termination of Mr. Giffhorn’s employment with the Company. Mr. Giffhorn asserts that the termination of his employment with the Company was unlawful, retaliatory, wrongful, violated public policy, violated the covenant of good faith and fair dealing and violated securities laws. Mr. Giffhorn has demanded damages of approximately $4,500,000 (excluding claims for punitive damages and attorneys fees). The Company denies the allegations and believes the claims to be frivolous and totally devoid of merit. The Company has retained litigation counsel and intends to vigorously defend the claims. The amount, if any, of ultimate liability with respect to the foregoing cannot be determined. Despite the inherent uncertainties of litigation, the Company at this time does not believe that Mr. Giffhorn's claim will have a material adverse impact on its financial condition, results of operations, or cash flows.

Patent Litigation

Pursuant to the joint venture that the Company entered into in June 2005 with Technology Properties Ltd. (in settlement of inventorship/ownership litigation between the parties, and in return for a 50-50 sharing of net licensing and enforcement revenues), the Company granted Technology Properties Ltd. (TPL) the complete and exclusive right to enforce and license its microprocessor patent portfolio. The Company then dismissed its patent infringement claims against Fujitsu Computer Systems, Inc.; Matsushita Electric Corporation of America; NEC Solutions (America) Inc.; Sony Electronics Inc.; and Toshiba America Inc., which had been pending in the Federal District Court for the Northern District of California. Thereafter, TPL, on behalf of the TPL/Patriot joint venture and Patriot, filed patent infringement actions against the foregoing defendants (except Sony) in the Federal District Court for the Eastern District of Texas, which litigation is currently pending. Litigation is not currently pending with regard to Fujitsu.

In February 2006, a license agreement was entered into with Fujitsu Corporation regarding the Company’s patent portfolio, and in connection with that transaction, litigation involving Fujitsu and TPL and the Company in both California and Texas was dismissed.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our fiscal 2005 Annual Meeting of Shareholders held on April 28, 2006, the following individuals were elected to the Board of Directors of the Company: David H. Pohl, Carlton M. Johnson, Jr., Helmut Falk, Jr., Gloria H. Felcyn and James L. Turley.

The following proposals were approved at our Annual Meeting of Shareholders:

1.	Proposal to approve the Patriot Scientific Corporation 2006 Stock Option Plan:

	Votes For	Votes Against	Votes Abstaining
	87,617,201	8,839,939	9,131,981

2.	Proposal to ratify management’s selection of Corbin & Company, LLP as the Company’s independent auditors:

	Votes For	Votes Against	Votes Abstaining
	297,015,975	704,459	354,822

3.	Election of Directors:

	Director	Votes For	Votes Abstaining and/or Against
	David H. Pohl	296,950,324	1,124,933

	Carlton M. Johnson, Jr.	285,507,445	12,567,812

	Helmut Falk, Jr.	286,800,552	11,274,705

	Gloria H. Felcyn	294,981,337	3,093,920

	James L. Turley	297,117,897	957,360

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock (“Common Stock”) is traded in the over-the-counter market and is quoted on the NASD OTC Bulletin Board system maintained by the National Association of Securities Dealers, Inc. Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for our shares has been sporadic and at times very limited.

The following table sets forth the high and low closing bid quotations for the Common Stock for the fiscal years ended May 31, 2006 and 2005.

	BID QUOTATIONS

	HIGH	LOW
Fiscal Year Ended May 31, 2005
First Quarter	$0.09	$0.03
Second Quarter	$0.05	$0.03
Third Quarter	$0.25	$0.05
Fourth Quarter	$0.18	$0.07

Fiscal Year Ended May 31, 2006
First Quarter	$0.18	$0.11
Second Quarter	$0.15	$0.09
Third Quarter	$0.91	$0.08
Fourth Quarter	$1.96	$0.69

We had approximately 614 shareholders of record as of May 31, 2006. Because most of our Common Stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy

We paid our first dividend of $0.02 per common share on March 22, 2006. We paid a $0.04 per common share dividend on April 24, 2006. The Board of Directors may declare additional dividends in the future with due regard for the financial resources of the Company and alternative applications of those financial resources. Prior to the fiscal year ended May 31, 2006 we had never paid a cash dividend on our Common Stock.

Equity Compensation Plan Information

The Company’s stockholders previously approved each of the Company’s 1992, 1996, 2001, 2003 and 2006 Stock Option Plans. The following table sets forth certain information concerning aggregate stock options authorized for issuance under the Company’s 1996, 2001, 2003 and 2006 Stock Option Plans as of May 31, 2006.

Shares of common stock issuable on the exercise of warrants have not been approved by the Company’s stockholders and, accordingly, have been segregated in the table below. For a narrative description of the material features of the plans, refer to Footnote 8 of our consolidated financial statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,460,000	$0.34	5,229,000
Equity compensation plans not approved by security holders	53,349,220	$0.05	—
Total	58,809,220		5,229,000

RECENT SALE OF UNREGISTERED SECURITIES

During the fourth fiscal quarter ended May 31, 2006, we did not offer for sale any unregistered securities.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

During the fiscal years ended May 31, 2005 and May 31, 2006, the Company entered into agreements for the licensing of its technology with Advanced Micro Devices Inc. ("AMD") and Intel Corporation, among the largest of the microprocessor manufacturers. During the 2006 fiscal year the Company entered into licensing agreements with Hewlett-Packard, Fujitsu and Casio. We believe the agreements represent validation of the Company's position that its intellectual property was and is being infringed by major manufacturers of microprocessor technology. Also, we believe the agreements demonstrate the value of the Company's intellectual property in that they are "arms length" transactions with major electronics manufacturers.

In June 2005, the Company entered into a series of agreements with Technology Properties Limited, Inc. (“TPL”) and others to facilitate the pursuit of infringers of its intellectual property. The Company intends to continue its joint venture with TPL to pursue license agreements with infringers of its technology. Management believes that utilizing the option of working through TPL, as compared to creating and using a Company licensing team for those activities, avoids a competitive devaluation of the Company’s principal assets and is a prudent way to achieve the desired results as the Company seeks to obtain fair value from users of its intellectual property.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On September 8, 2006, the Company determined that the manner in which it had accounted for the reset conversion feature and embedded put option of certain of its convertible debentures was not in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting For Derivative Instruments and Hedging Activities, as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The Company determined that the reset conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to SFAS No. 133. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF No. 00-19, as a result of entering into the convertible debenture agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was required to be recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company was required to record a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company was required to record non-operating, non-cash income.  Accordingly, in connection with its restatement adjustments, the Company has appropriately reflected the non-operating, non-cash income or expense resulting from changes in fair value. The Company had previously not recorded the embedded derivative instruments as a liability and did not record the related changes in fair value. The Company did not have any derivative instruments at May 31, 2006 as all derivative instruments were settled prior to May 31, 2006.

Based on the foregoing, the Company’s Board of Directors determined that the Company was required to restate its financial results for the year ended May 31, 2005.

See Note 3 to the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-KSB for a summary of the effects of the restatement adjustments on the Company's consolidated financial statements. The information provided in this Management's Discussion and Analysis of Financial Condition or Plan of Operation reflects the effect of the restatement adjustments.

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

Accounting for revenue recognition is complex and affected by interpretations of guidance provided by several sources, including the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”). This guidance is subject to change. We follow the guidance established by the SEC in Staff Accounting Bulletin No. 104, as well as generally accepted criteria for revenue recognition, which require that, before revenue is recorded, there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured, and delivery to our customer has occurred. Applying these criteria to certain of our revenue arrangements requires us to carefully analyze the terms and conditions of our license agreements. Revenue from our technology license agreements is generally recognized at the time we enter into a contract and provide our customer with the licensed technology. We believe that this is the point at which we have performed all of our obligations under the agreements; however, this remains a highly interpretive area of accounting, and future license agreements may result in a different method of revenue recognition. Fees for maintenance or support of our licenses are recorded on a straight-line basis over the underlying period of performance.

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

The Company applies SFAS No. 123 in valuing options and warrants granted to consultants and others and estimates the fair value of such options and warrants using the Black-Scholes option-pricing model. The fair value is recorded as expense as services are provided or other obligations are incurred. Options and warrants granted to consultants for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested. The Black-Scholes model requires the use of various inputs, including the volatility of our stock price, duration of the option or warrant, and interest rates, over which we use our judgment. Given that we have recorded significant non-cash expenses related to the issuance of our warrants to third-parties, our estimate of the value of warrants issued remains a critical component of our financial statements.

4.	Debt Discount

We have issued warrants as part of our convertible debentures and other financings. We value the warrants using the Monte Carlo simulation model based on the fair value at issuance, and the fair value is recorded as debt discount. The debt discount is amortized to non-cash interest over the life of the debenture assuming the debenture will be held to maturity, which has normally been two years. If the debenture is converted to common stock prior to its maturity date, any debt discount not previously amortized is expensed to non-cash interest.

5.	Derivative Financial Instruments

In connection with the issuance of certain convertible debentures, the terms of the debentures included a reset conversion feature which provided for a conversion of the debentures into shares of the Company's common stock at a rate which was determined to be variable. The conversion option was therefore deemed to be an embedded put option pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting For Derivative Instruments and Hedging Activities, as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The Company determined that the reset conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to SFAS No. 133. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF No. 00-19, as a result of entering into the convertible debenture agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. As of May 31, 2006, the Company does not have any outstanding derivative instruments as the related debt instruments were settled prior to May 31, 2006.

6.	Patents and Trademarks

Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of four years. The carrying value of patents and trademarks is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.

7.	Income Taxes

Deferred income taxes are provided for by recognizing temporary differences in certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards. A valuation allowance is recorded to fully offset the deferred tax asset if it is more likely than not that the assets will not be utilized. We have historically provided a valuation allowance equal to 100% of our net deferred tax asset. In spite of the net income recorded by us during the years ended May 31, 2005 and  May 31, 2006, we do not believe that we have ample evidence of overcoming the “more likely than not” criteria established by generally accepted accounting principles. We will continue to monitor our financial operating results, and other factors, to determine when, if ever, we meet these criteria.

8.	Investment in Affiliated Company

The Company has a 50% interest in Phoenix Digital Systems, LLC. This investment is accounted for using the equity method of accounting since the investment provides the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee and is recognized in the consolidated statement of operations in the caption “Equity in earnings of affiliated company”.

The Company reviews its investment in affiliated company to determine whether events or changes in circumstances indicate that its carrying amount may not be recoverable. The primary factors the Company considers in its determination are the financial condition, operating performance and near term prospects of the investee. If a decline in value is deemed to be other than temporary, the Company would recognize an impairment loss.

RESULTS OF OPERATIONS

Total revenues increased from approximately $2,983,000 for the fiscal year ended May 31, 2005 to approximately $10,310,000 (which amount does not include approximately $27,848,000 in income resulting from the Company’s investment in Phoenix Digital Solutions, LLC) for the fiscal year ended May 31, 2006. In the third quarter of fiscal year 2005 we entered into an agreement with AMD Corporation that granted licenses for our Ignite microprocessor and for our patent portfolio of microprocessor technologies. The Ignite license called for payments totaling $1,220,000 with $300,000 paid upon closing of the agreement, $292,500 to be paid in the fourth quarter of fiscal 2005 and the remaining balance to be paid during fiscal 2006. The revenues associated with the Ignite license were all recognized in fiscal 2005. The agreement also called for a maintenance fee totaling $100,000 connected with the Ignite license. That fee is considered to support the Ignite license over a period of four years and is being recognized as revenue evenly over the four year period. The Ignite license contains provisions for royalties based upon deliveries of products using the technology. However we cannot make reliable projections of quantities or the timing of shipments that could lead to royalty payments resulting from this agreement. The agreement with AMD also included a non-exclusive license for our portfolio of intellectual property. A one-time license fee amounting to $1,730,000 was agreed upon with four equal payments of $432,500 to be paid during fiscal 2005 and 2006. The entire amount of the license fee was recognized as revenue in fiscal 2005. In June 2005, we entered into an agreement with Intel Corporation licensing our intellectual property, in connection with which we received a one-time payment of $10,000,000. The license revenue was recognized during fiscal 2006. In connection with entering into the agreement with Intel Corporation, we entered into an agreement with the co-owner of our patented technologies, through which we settled all legal disputes between us and agreed to jointly pursue others who have infringed upon our joint rights. Product sales amounting to approximately $310,000 were also recorded during the 2006 fiscal year in connection with communications products that are no longer marketed by the Company. Inventory associated with the sales of these communications products is carried at zero value. Cost of sales of approximately $103,000 consists of payments made to sub contractors for materials and labor in connection with the products sales. Sales of communications and microprocessor products that have been discontinued amounted to approximately $25,000 for the 2005 fiscal year.

Research and development expenses declined from approximately $295,000 for the fiscal year ended May 31, 2005 to approximately $226,000 for the fiscal year ended May 31, 2006. Expenses related to salaries, benefits, training and other employee expenses declined approximately $114,000 resulting from staff reductions. Consulting and related support expenses increased from approximately $15,000 during fiscal 2005 to approximately $65,000 for fiscal 2006 as research and development activities moved to outside contractors. Costs of components, supplies and equipment increased by approximately $5,000 for the 2006 fiscal year as compared with the 2005 fiscal year connected with product development and support of the Ignite product line. Depreciation for fixed assets associated with research and development activities declined from approximately $11,000 for the fiscal year ended May 31, 2005 to less than $1,000 for the fiscal year ended May 31, 2006 as equipment became fully depreciated and was not replaced.

Selling, general and administrative expenses increased from approximately $2,600,000 for the fiscal year ended May 31, 2005 to approximately $4,151,000 for the fiscal year ended May 31, 2006. Legal and accounting related expenses increased by approximately $997,000 for the 2006 fiscal year compared with the 2005 fiscal year related to legal matters in connection with intellectual property and formation of a limited liability company, the license agreement with Intel Corporation, and legal issues related to former employees and other corporate matters. In addition, salary costs increased approximately $605,000 for the 2006 fiscal year compared with the 2005 fiscal year as a result of changes in management personnel that included severance costs. Other increases for the 2006 fiscal year as compared with the 2005 fiscal year included public relations and consultant expenses of approximately $308,000, insurance expenses of approximately $73,000 and travel expenses of approximately $85,000. Offsetting these increases were decreases in legal contingency fees of approximately $560,000 and decreases in patent enforcement expenses of approximately $290,000.

Settlement and license expenses amounting to approximately $1,918,000 were recorded during the fiscal year May 31, 2006 in connection with the agreements involving the formation of a limited liability company and, separately, a license agreement with Intel Corporation. The expenses consisted of both cash and non-cash elements related to incremental, direct costs of completing the transactions. In connection with the transactions, it was necessary for the Company to obtain the consent of certain debenture and warrant holders. The necessary consents, together with certain warrants held by the debenture holders and the release of their security interests in our intellectual property, were obtained in exchange for cash, new warrants and repriced warrants. The expenses resulted primarily from cash payments to debt holders of approximately $1,328,000, to co-owners of various intellectual property assets of approximately $960,000 and to a committee of the Company's board of directors of approximately $170,000. Non-cash expenses totaled approximately $82,000 and resulted primarily from the incremental value of the effect of repricing various warrants and granting other warrants in excess of the expense previously recognized for warrants granted to these security holders. Offsetting the non-cash expenses were non-cash benefits to the Company from the reconveyance of warrants, amounting to approximately $622,000.

Other income and expenses for the Company in the fiscal year ended May 31, 2006 included equity in the earnings of Phoenix Digital Solutions LLC, a joint venture entity. The investment is accounted for in accordance with the equity method of accounting for investments. The Company’s investment in the joint venture for the fiscal year ended May 31, 2006 provided income in the amount of approximately $27,848,000 resulting from licensing agreements for our intellectual property with Hewlett-Packard, Fujitsu and Casio for one time payments. Total other income and expense for the fiscal year ended May 31, 2006 amounted to approximately $24,761,000 compared with total other income and expense for the fiscal year ended May 31, 2005 of net expenses amounting to approximately $10,606,000. Changes in the fair value of warrant and derivative liabilities amounted to net expense in the 2005 fiscal year of approximately $7,564,000 and net expense of approximately $2,457,000 in the 2006 fiscal year. Expenses were incurred during the 2006 fiscal year of approximately $445,000 in connection with debt extinguishment and no such expenses were incurred during the 2005 fiscal year. Interest expense amounted to approximately $3,082,000 for the 2005 fiscal year and approximately $517,000 for the 2006 fiscal year. The non-cash portion of interest expense amounted to approximately $2,941,000 for the 2005 fiscal year and approximately $471,000 for the 2006 fiscal year associated primarily with convertible debenture debt discount amortization and write-off of debt discount upon conversion of convertible debentures. Interest income and other income increased from approximately $56,000 for the 2005 fiscal year to approximately $330,000 for the 2006 fiscal year, as interest bearing account balances increased from license revenues. Gain on sale of assets amounted to approximately $4,000 for the 2005 fiscal year and approximately $3,000 for the 2006 fiscal year. Unrealized loss on marketable securities amounted to approximately $21,000 for the 2005 fiscal year and $1,000 for the 2006 fiscal year.

The Company's net income for the fiscal year ended May 31, 2006 amounted to approximately $28,673,000 compared with a loss of approximately $10,519,000 for the fiscal year ended May 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, marketable securities and short-term investment balances increased from approximately $1,289,000 as of May 31, 2005 to approximately $7,503,000 as of May 31, 2006. We also held short term certificates of deposit and restricted cash balances amounting to approximately $202,000 as of May 31, 2005 and approximately $100,000 as of May 31, 2006. Total current assets increased from approximately $3,612,000 as of May 31, 2005 to approximately $8,015,000 as of May 31, 2006. Total current liabilities amounted to approximately $1,644,000 and approximately $1,244,000 as of May 31, 2005 and May 31, 2006, respectively. The decrease as of the end of the 2006 fiscal year resulted primarily from the retirement of convertible debentures with current amounts due as of the end of the 2005 year of approximately $422,000, net of debt discount of approximately $301,000. In addition, accrued liabilities decreased by approximately $350,000 as of May 31, 2006 as compared with the amount as of May 31, 2005. Partially offsetting these decreases in current liabilities was an increase in accounts payable balances from approximately $269,000 as of May 31, 2005 to approximately $695,000 as of May 31, 2006. The improvement in the Company’s current position as of May 31, 2006 as compared with the previous year primarily results from increased revenues during the 2006 fiscal year.

Non-current liabilities at May 31, 2005 included a derivative liability associated with convertible debentures and outstanding warrants amounting to approximately $9,275,000. Also as of May 31, 2005, the non-current portion of outstanding convertible debentures amounted to approximately $46,000, net of debt discount of approximately $112,000. There were no amounts associated with these items as of May 31, 2006 as a result of the Company’s retirement of all remaining convertible debt during the 2006 fiscal year.

During recent years we have relied upon financing activities to provide the funds necessary for the Company's operations. The number of shares of the Company's common stock outstanding increased from 171,156,363 at May 31, 2004 to 366,199,765 at May 31, 2006, largely as a result of financing activities including sales of common stock, the issuance of convertible debentures and notes payable and related conversions and exercises of common stock warrants. We believe that the Company will be able to avoid such methods of financing operations for the foreseeable future.

The Company's current position as of May 31, 2006 is expected to provide the funds necessary to support the Company's operations through the fiscal year ended May 31, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123.  SFAS 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The provisions of this statement are effective for the Company as of June 1, 2006.  The Company expects to adopt SFAS No. 123(R) in the first fiscal quarter of 2007.

SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations.  Upon adoption of SFAS No. 123(R), the Company will be required to determine the transition method to be used at the date of adoption.  The allowed transition methods are the modified prospective application and the modified retrospective application.  Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date.  The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.  The modified retrospective application requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated.  The Company plans to adopt SFAS No. 123(R) using the modified prospective application.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a negative impact on the Company's results of operations, although it will have no impact on its overall financial position.  The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and income (loss) per share.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature.  The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.

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

WE ARE CURRENTLY INVOLVED IN A LEGAL DISPUTE WHICH COULD IMPACT OUR FUTURE RESULTS OF OPERATIONS AND WORKING CAPITAL

The Company is being sued by a co-inventor of the patent portfolio technology relating to proceeds we received under our recently signed license agreements. We believe that the co-inventor’s claim lacks merit, a claim which the Company disputes and which the Company intends to defend vigorously. Should we not prevail in this dispute, the amount payable to the co-inventor could affect our business and operations. In addition, if we are required to litigate this matter, or otherwise settle the matter outside of court, the cost of resolving this matter may impact our future reported results of operations and consume a significant amount of cash.

RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND, THEREFORE, MAY NOT CONTINUE ANNUAL PROFITABILITY

We have a history of reported losses. Although we have entered into various license agreements in fiscal 2006, which have resulted in our reporting significant revenue, we may not be able to achieve sustained profitable operations in the future. Should the funds generated from these agreements be insufficient to fund our operations, we may be forced to curtail our operations or seek additional external funding. Additional funding may not be available to us or, if it is available, it may not be on terms favorable to us.

RELATED TO OUR INDUSTRY

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY MAY INADVERTENTLY ADVERSELY AFFECT OUR ABILITY TO COMPETE

A successful challenge to our ownership of our technology could materially damage our business prospects. Our technologies may infringe upon the proprietary rights of others. Licenses required by us from others may not be available on commercially reasonable terms, if at all. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have eight U.S. patents, one European patents and one Japanese patent issued. Any issued patent may be challenged and invalidated. Patents may not be issued for any of our pending applications. Any claims allowed from existing or pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents.

Vigorous protection and pursuit of intellectual property rights or positions characterize the fiercely competitive semiconductor industry, which has resulted in significant and often protracted and expensive litigation. Therefore, our competitors may assert that our technologies or products infringe on their patents or proprietary rights or that their products do not infringe upon our patents. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms, or at all. If an infringement asserted by us is determined not to exist, the value of our patent portfolio could be affected adversely. Litigation is costly and time-consuming but may be necessary to protect our future patent and/or technology license positions or to defend against infringement claims. (See our discussion of Legal Proceedings below.) We did not develop the technology which is the basis for our products. This technology, which was originally known as the ShBoom technology, was acquired through a series of agreements from one of two co- inventors. We have been, are now, and may in the future be subject to claims from such prior parties related to the technology. Such parties may also attempt to exploit the technology independently of our rights to do so. The asset purchase agreement and plan of reorganization between us, nanoTronics Corporation and Helmut Falk was the agreement under which we acquired the basic ShBoom technology. The agreement also contained a number of warranties and indemnities related to the ownership of the technology and other matters. We believe nanoTronics Corporation has been liquidated and, due to Mr. Falk’s death in July 1995, our ability to obtain satisfaction for any future claims as a result of a breach of the agreement may be limited.

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

WE COULD BE SUBJECT TO A CHANGE IN CONTROL IF OUR SIGNIFICANT WARRANT HOLDERS EXERCISE THEIR WARRANTS

There is a possibility that a significant number of warrants may be exercised, if so, it could result in a change in control of our Company. Such a change in control could have a material adverse effect on our operations and business plans. We are unable to determine the impact such a change in control could have on our Company.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this item begin on page F-1 with the index to consolidated financial statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of May 31, 2006, the end of the period to which this annual report relates, we have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of May 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the following two discrete issues, that pertain to material weaknesses, discussed in more detail, below.

Notwithstanding the material weaknesses discussed below, the Company's management has concluded that the consolidated financial statements included in this Annual Report on Form 10-KSB fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Effect of Restatement on Disclosure Controls

As disclosed in Item 8B herein, the Audit Committee of our Board of Directors authorized us to amend and restate our financial statements and other financial information for the year ended May 31, 2005, and the quarters ended August 31, 2005, November 30, 2005, and February 28, 2006, as a result of a change in judgment regarding (i) the accounting treatment for our previously outstanding convertible debentures and (ii) our accounting treatment of our interest in Phoenix Digital Solutions, LLC. The issue pertaining to the convertible debentures also relates to the previous years ended May 31, 2004, 2003 and 2002. See the Notes to the 2006 consolidated financial statements for more information.

In connection with the restatement, and in light of the change in judgment which gave rise to it, our Chief Executive Officer and our Chief Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB for the year ended May 31, 2006.  The certifying officers determined that disclosure controls and procedures were not effective as a consequence of the material weaknesses described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of the restatements described above, the following material weaknesses were identified in the Company's assessment of the effectiveness of disclosure controls and procedures as of May 31, 2006:

i)  The Company did not maintain effective controls over the identification of a variable conversion feature and put option embedded within its convertible debt instruments and the determination of the appropriate accounting treatment for those debt instruments.

ii)     The Company did not maintain effective controls over the accounting for its investment in Phoenix Digital, LLC and the determination of the appropriate accounting treatment for the investment.

As a result of these weaknesses, management has taken steps, including the retention of new and additional accounting personnel, and continues to monitor the controls and procedures, to ensure that the errors will not occur again and that the Company’s disclosure controls and procedures are operating at the reasonable assurance level. In addition, management has engaged our current auditors to perform a re-audit of the fiscal years ended May 31, 2005, 2004, 2003 and 2002 (including the beginning balances for 2001).

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

On September 8, 2006, the Company reached a determination that the prior accounting treatment of (i) our previously outstanding non-conventional convertible notes which allowed such note holders to convert the notes payable into shares of our common stock at prices that were variable and potentially based upon several factors including the market price of our common stock at the time of conversion, and (ii) our accounting treatment of our interest in Phoenix Digital Solutions, LLC, should be reassessed. The Company has also determined that the adjustments required as a result of our reassessments are material to our financial statements and, therefore, will require us to restate our financial statements for the year ended May 31, 2005, and restate our quarterly reports for the quarters ended August 31, 2005, November 30, 2005 and February 28, 2006. The issue pertaining to the embedded derivatives also relates to the previous years ended May 31, 2004, 2003, 2002.

The Company’s consolidation of the financial results of Phoenix Digital Solutions, LLC was based on discussions with the Company’s prior auditors. Following discussions with the Company’s current auditors, the Company has reassessed its accounting for its interest in Phoenix Digital Solutions, LLC and after further consideration of FIN 46R, has determined that it incorrectly consolidated the financial results of Phoenix Digital Solutions, LLC when it should have accounted for its interest in Phoenix Digital Solutions, LLC in accordance with the equity method of accounting for investments. The change in accounting was the result of the Company concluding that it did not have a controlling financial interest in Phoenix Digital Solutions, LLC and was not the primary beneficiary of the relationship.

Based on recent SEC guidance, the Company re-evaluated its accounting for its previously outstanding convertible debentures to determine whether the embedded conversion options required bifurcation and fair value accounting in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” The Company concluded that bifurcation of the embedded derivative from the host instrument was required and that the embedded derivative should be accounted for as a derivative at fair value with changes in fair value recorded in earnings. The Company determined that the initial accounting treatment for the previously outstanding debentures was not correctly applied and that, therefore, a restatement of the Company's financial statements was required.

The Company also considered the guidance issued by the SEC’s Division of Corporation Finance with respect to the variable nature of the conversion price of its previously outstanding convertible debentures, noting that there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature, and EITF No. 00-19 which states that “if the number of shares that could be required to be delivered to net-share settle the contract is indeterminate, a company will be unable to conclude that it has sufficient available authorized and unissued shares, and therefore, net-share settlement is not within the control of the Company.” Because this condition under EITF No. 00-19 was not met, the Company determined that it was precluded from classifying the embedded derivative instrument as equity. Accordingly, the feature should have been accounted for as a derivative liability at fair value, with changes in fair value recorded in earnings The Company has determined that it should have classified all of its non-employee warrants as a liability as it is presumed under EITF No. 00-19 that the Company will not have a sufficient number of authorized shares to settle its other commitments that may require the issuance of stock during the period the derivative contract could remain outstanding. The Company did not previously apply the aforementioned guidance in accounting for the variable nature of the conversion price and therefore, a restatement of the Company’s financial statements was required.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at September 19, 2006. There is no familial relationship between or among the nominees, directors or executive officers of the Company.

NAME	AGE	POSITION, OFFICE and TERM

Helmut Falk, Jr.	50	Director (since December 1997)
Gloria H. Felcyn	59	Director (since October 2002)
Carlton M. Johnson, Jr.	46	Director (since August 2001)
David H. Pohl	69	Director (since April 2001) / President and Chief Executive Officer
Thomas J. Sweeney	56	Chief Financial Officer/Secretary
James L. Turley	44	Director (since February 2006)

BIOGRAPHICAL INFORMATION

HELMUT FALK, JR. From 1992 until 2000, Dr. Falk served as the Director of Anesthesia of, and served on the medical executive committee for, The Johnson Memorial Hospital in Franklin, Indiana. Since 2000, Dr. Falk has worked at St. Francis Hospital in Mooresville, Indiana as a staff anesthesiologist and has been Chairman of its Pharmacy and Therapeutics Committee. Dr. Falk received his D.O. degree from the College of Osteopathic Medicine of the Pacific in 1987 and his B.S. in Biology from the University of California, Irvine in 1983. Dr. Falk is the son of the late Helmut Falk, who was the sole shareholder of nanoTronics and the Chairman and CEO of the Company until his death in July 1995. Dr. Falk is also an heir to the Helmut Falk Estate, which is the beneficial owner of the Company's shares held by the Helmut Falk Family Trust.

GLORIA H. FELCYN. Gloria Felcyn has served as a Director of the Company since 2002 and is the Chairman of the Audit Committee of the Board of Directors. Since 1982, Ms. Felcyn has been the principal in her own certified public accounting firm. Prior to establishing her own firm, Ms. Felcyn was employed by Main Hurdman & Cranston from 1969 through 1970 and at Price Waterhouse & Co., in the San Francisco and New York offices from 1970 through 1976. Subsequent to that, Ms. Felcyn worked in the field of off-shore tax planning with a major real estate syndication company. Ms. Felcyn received her B.S. degree in Business Economics from Trinity University in 1968 and is a member of the American Institute of CPAs.

CARLTON M. JOHNSON, JR. Carlton Johnson has served as a Director of the Company since 2001, and is Chairman of the Executive Committee of the Board of Directors. Mr. Johnson is in-house legal counsel for Roswell Capital Partners, LLC, a position he has held since June 1996. Mr. Johnson has been admitted to the practice of law in Alabama since 1986, Florida since 1982 and Georgia since 1997. He has been a shareholder in the Pensacola, Florida AV- rated law firm of Smith, Sauer, DeMaria Johnson and was President-Elect of the 500 member Escambia-Santa Rosa Bar Association. He also served on the Florida Bar Young Lawyers Division Board of Governors. Mr. Johnson earned a degree in History/Political Science at Auburn University and Juris Doctor at Samford University - Cumberland School of Law. Mr. Johnson is also a director and member of the audit committee of Peregrine Pharmaceuticals, Inc., a publicly held company.

DAVID H. POHL. David Pohl has served as a Director of the Company since April 2001, and served as an officer of the Company from January 2001 to March 2002. He was elected Chairman, Chief Executive Officer and President on June 13, 2005. Except for his service with the Company, Mr. Pohl has been in the private practice of law counseling business clients since 1997, and most recently was Of Counsel with the law firm of Herold & Sager in Encinitas, California. He is a member of the Intellectual Property Law and Business Law Sections of the State Bar of California. In 1995 and 1996, Mr. Pohl was Special Counsel to the Ohio Attorney General regarding investments in entrepreneurial firms by state pension funds. Previously he was a senior attorney with a large U.S. law firm, and held positions as a senior officer and general counsel in large financial services corporations. Mr. Pohl earned a J.D. degree in 1962 from The Ohio State University College of Law, and also holds a B.S. in Administrative Sciences from Ohio State. Mr. Pohl is also a director and member of the audit committee of Peregrine Pharmaceuticals, Inc., a publicly held company.

THOMAS J. SWEENEY. Mr. Sweeney became the Company's Chief Financial Officer on August 3, 2005 and is Secretary of the Company. Since 2000, Mr. Sweeney has been a Partner in the San Diego office of Tatum CFO Partners, a national financial services firm. While a Partner of Tatum and for three and one-half years, Mr. Sweeney served as the Chief Financial Officer of New Visual Corporation, now named Rim Semiconductor, a publicly held development stage company in the telecommunications industry with more than 8,000 shareholders. Also while with Tatum, he served as the Chief Financial Officer of Mitchell International, Inc., a 700 person firm that is a provider of information software, print publications and total business solutions. Also while with Tatum, Mr. Sweeney worked in Johannesburg and Cape Town, South Africa on a project basis for an investment group that was organized under Astrata Group, Inc., a publicly held U.S. company, as it completed acquisitions of satellite technology subsidiaries. Earlier in his career, Mr. Sweeney worked as an auditor for Ernst & Young LLP, where he earned his CPA certificate, and worked for the international consulting firm of McKinsey & Company. Mr. Sweeney earned his B.B.A. and M.B.A. degrees from The University of Texas at Austin and is a member of the American Institute of CPAs.

JAMES L. TURLEY. Jim Turley has been a Director of the Company since February, 2006, and is Chairman of the Technology Committee of the Board of Directors. Mr. Turley is an acknowledged authority on microprocessor chips, semiconductor intellectual property, computers, and silicon technology. Mr. Turley has served as the Editor-in-Chief of Embedded Systems Design, a global magazine for high-tech developers and managers, and Conference Chairman of the Embedded Systems Conferences, a series of electronics design shows. In addition, since August 2001, Mr. Turley has managed his own technology consulting and analysis business, Silicon Insider. From 1999 to 2001, he served as Senior Vice President of Marketing for ARC International, a microprocessor intellectual property company based in the UK. Mr. Turley has authored seven books on microprocessor chips, semiconductor intellectual property, computers, and silicon technology. He has served as editor of the prestigious industry journal Microprocessor Report (a three-time winner of the Computer Press Award), and is a frequent speaker at industry events. Mr. Turley also serves on the board of directors and/or technical advisory boards of several high-tech companies in the U.S. and Europe.

COMMITTEES OF THE BOARD OF DIRECTORS

Our board has standing Audit, Compensation, Executive, Nominating and Technology Committees.

Audit Committee. The Audit Committee reviews the audit and control functions of the Company, the Company's accounting principles, policies and practices and financial reporting, the scope of the audit conducted by the Company's auditors, the fees and all non-audit services of the independent auditors and the independent auditors' opinion and letter of comment to management and management's response thereto.

The Audit Committee is composed of two directors, both of whom were determined by the Board of Directors to be independent directors. During fiscal 2006 and to date, the Audit Committee has consisted of Ms. Felcyn (Chairperson) and Mr. Johnson. The Board of Directors has determined that Ms. Felcyn is an audit committee financial expert as defined in Item 401 of Regulation S-B, promulgated by the SEC. The Board’s conclusions regarding the qualifications of Ms. Felcyn as an audit committee financial expert were based on her standing as a certified public accountant and her degree in business economics.

Compensation Committee. The Compensation Committee reviews and recommends to the Board the salaries, bonuses and perquisites of the Company's executive officers. The Compensation Committee also reviews and recommends to the Board any new compensation or retirement plans and administers the Company's 1996, 2001, 2003 and 2006 Stock Option Plans. The Compensation Committee is composed of Mr. Johnson (Chairman), Ms. Felcyn and Mr. Falk.

Executive Committee. The Executive Committee exercises certain powers of the Board of Directors between normally scheduled Board meetings. The Executive Committee is composed of Mr. Johnson (Chairman), Ms. Felcyn, Dr. Falk and Mr. Turley.

Nominating Committee. The Nominating Committee reviews and recommends to the Board for nomination candidates for election to the Board. The entire Board acted in lieu of the Nominating Committee and in accordance with the policies that apply to the Nominating Committee.

Technology Committee. The Technology Committee reviews and makes recommendations to the Board regarding current and proposed technology. The Technology Committee is composed of Mr. Turley (Chairman), Mr. Johnson and Mr. Pohl.

Each member of the Audit Committee and Compensation Committee is independent as defined under the National Association of Securities Dealers’ (NASDAQ) listing standards.

Other Committees. Effective August 1, 2006, a Technology Committee was formed. The Technology Committee is composed of Mr. Turley (Chairman), Mr. Johnson and Mr. Pohl.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on the Company's review of those reports furnished to the Company by the persons required to make such filings during the 2006 fiscal year and the Company’s own records, the Company believes, that from the period June 1, 2005 through May 31, 2006, Mr. Turley failed to file timely one Form 3 with the SEC to report his changes in beneficial ownership.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the small business issuer’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation, for the years indicated, of the Company's chief executive officer and the most highly compensated executive officers whose salary and bonus exceeded $100,000 (each a “Named Officer”).

					Long Term Compensation
		Annual Cash Compensation			Awards	Payouts
Name and Principal Position	Fiscal Year	Salary ($)			Securities Underlying Options (#)	All other compensation

David H. Pohl President & CEO	2006		$236,154		900,000	None

Thomas J. Sweeney CFO	2006		$243,563		50,000	None

Jeffrey E. Wallin (2) President & CEO	2006 2005 2004	$ $ $	25,131 146,317 145,933	(1) (1) (1)	None 250,000 673,000	$142,642 None None	(5)

Lowell W. Giffhorn (3) Exec. VP, CFO & Secy.	2006 2005 2004	$ $ $	22,893 148,227 148,800	(1) (1) (1)	None 650,000 239,000	None None None

Patrick O. Nunally(4) VP and CTO	2006 2005 2004	$ $ $	1,380 122,734 180,000	(1) (1) (1)	None 200,000 173,000	None None None

(1) Includes cash compensation of $400 per month for car allowance.
(2) Mr. Wallin left the Company in June 2005. He was replaced by Mr. David H. Pohl who became the Company's President and CEO on June 13, 2005.
(3) Mr. Giffhorn left the Company as an executive officer in June 2005. He was replaced by Mr. Thomas J. Sweeney who became the Company's CFO on August 3, 2005.
(4) Dr. Nunally left the Company in May 2005.
(5) Amount represents payments through May 31, 2006 to Mr. Wallin under terms of his severance agreement.

The Company maintains employee benefits that are generally available to all of its employees, including medical, dental and life insurance benefits and a 401(k) retirement plan. The Company did not make any matching contributions under the 401(k) plan for any of the above named officers during the fiscal years ended May 31, 2005, or 2004. During the fiscal year ended May 31, 2006 the Company made a matching contribution of $1,417 for Mr. Pohl.

Employment Contracts

The Company had a consulting agreement dated March 18, 2004 with San Diego Millennia Consultants, Inc. whereby San Diego Millennia Consultants agreed to provide the services of Mr. Wallin to be the President and Chief Executive Officer of the Company. Mr. Wallin's employment with the Company ended on June 12, 2005, and the Company's agreement with San Diego Millennia Consultants terminated on that date. In September 2005, the Company agreed to pay Mr. Wallin approximately $148,700 in full settlement of all amounts owed to him under the consulting agreement.

The Company had an employment agreement dated September 1, 2004 with Mr. Giffhorn providing for his employment as Executive Vice President and Chief Financial Officer. Mr. Giffhorn's employment with the Company ended on June 13, 2005. The Company did not pay Mr. Giffhorn any severance compensation or otherwise due to awaiting resolution of a dispute initiated by Mr. Giffhorn in connection with his termination of employment. The Company is currently maintaining a vigorous defense against claims made by Mr. Giffhorn in an arbitration proceeding he initiated seeking compensation and damages based on claims and assertions that are related to the termination of his employment. The Company denies the validity of Mr. Giffhorn’s claims and assertions. (See Legal Proceedings.)

The Company entered into an employment agreement dated June 1, 2004, as amended on July 12, 2004, with Dr. Nunally providing for his employment as the Chief Technical Officer of the Company. Pursuant to the terms of the employment agreement, Dr. Nunally's employment with the Company terminated on May 31, 2005.

The Company has an employment agreement with Mr. Sweeney. Under the terms of the agreement, Mr. Sweeney is paid a salary of $1,125 per day, subject to increase in the Company's sole discretion. Mr. Sweeney is also entitled to a cash bonus, stock options and severance pay, in each case, as may be determined by the Compensation Committee in its sole discretion. During the course of Mr. Sweeney's employment with the Company, Mr. Sweeney remains a partner of Tatum CFO Partners, LLP. As a partner of Tatum, Mr. Sweeney is to share with Tatum a portion of his economic interest in any stock options or equity bonus that the Company may pay him, to the extent specified in the Part-Time Engagement Resources Agreement between the Company and Tatum. Mr. Sweeney is eligible for any Company employment retirement and/or 401(k) plan and for vacation and holidays consistent with the Company's policy as it applies to senior management. Either party may terminate the employment relationship upon at least 30 days' prior written notice, unless the Company has not remained current in its obligations under the employment agreement or the Part-Time Engagement Resources Agreement or if the Company engages in or asks Mr. Sweeney to engage in or to ignore any illegal or unethical conduct, in which case Mr. Sweeney may terminate his employment immediately.

Option Grants

The following table sets forth certain information concerning stock options granted to the Named Officers during the year ended May 31, 2006, pursuant to the Company's 1996, 2001, 2003 and 2006 Stock Option Plans.

Name	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in FY	Exercise Price	Expiration Date
David H. Pohl	500,000	(1)	None	$0.163	6/22/2010
	400,000	(1)	None	$0.700	5/25/2011
Thomas J. Sweeney	50,000		52.6%	$0.700	5/25/2011

(1) Options are fully vested and were granted in recognition of his service on the Board.

Aggregated Option Exercises and Fiscal Year End Option Values

The following table sets forth certain information with respect to the Named Officers concerning exercised and unexercised stock options held as of May 31, 2006.

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options Held at May 31, 2006		Value of Unexercised In-The-Money Options at May 31, 2006
			Exercisable	Unexercisable	Exercisable	Unexercisable
Jeffrey E. Wallin	1,750,000	$1,042,201	250,000	--	$215,000	$--
Lowell W. Giffhorn	1,120,000	$1,194,700	--	--	$--	$--
Patrick Nunally	450,000	$17,100	--	--	$--	$--
David H. Pohl	200,000	$26,250	1,075,000	--	$668,800	$--
Thomas J. Sweeney	--	--	--	50,000	$--	$13,500

The fair market value of the unexercised in-the-money options at May 31, 2006 was determined by subtracting the option exercise price from the last sale price as reported on the OTC Bulletin Board on May 31, 2006, $0.97.

The Company has not awarded stock appreciation rights to any of its employees. The Company has no long-term incentive plans.

Compensation of Directors

During fiscal year 2006, an aggregate of $294,000 was paid to the Company’s board members including $170,000 paid to certain members in connection with their efforts in the consummation of the TPL and Charles H. Moore Agreement. Expenses of the Company’s directors in connection with the attendance of board or committee meetings and company related activities are reimbursed by the Company.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of August 31, 2006, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as otherwise noted.

Title of Class	Name and Address of Beneficial Owners	Amount & Nature of Beneficial Ownership	Percent of Class

Common stock par value $0.00001	Helmut Falk, Jr. 6183 Paseo Del Norte, Suite 180 Carlsbad, CA 92011	3,303,231 (1)	*

SAME	Gloria Felcyn, CPA Same Address As Above	1,234,070 (2)	*

SAME	Carlton M. Johnson, Jr. Same Address As Above	1,475,000 (3)	*

SAME	David H. Pohl Same Address As Above	2,775,000 (4)	*

SAME	Thomas J. Sweeney Same Address As Above	50,000 (5)	*

SAME	James Turley Same Address As Above	475,000 (6)	*

SAME	Lincoln Ventures, LLC 1125 Sanctuary Parkway, Suite 275 Alpharetta, GA 30004	36,900,446 (7)	9.99%

SAME	Swartz Private Equity, LLC 1125 Sanctuary Parkway, Suite 275 Alpharetta, GA 30004	36,900,446 (7)	9.99%

SAME	All directors & officers as a group (first 6 persons above) * Indicates less than 1%	9,312,301 (8)	1.87%

(1) Includes 890,000 shares issuable upon the exercise of outstanding stock options.

(2) Includes 950,000 shares issuable upon the exercise of outstanding stock options.

(3) Includes 1,475,000 shares issuable upon the exercise of outstanding stock options.

(4) Represents 2,575,000 shares issuable upon the exercise of outstanding stock options and 200,000 shares held directly by David Pohl. This amount does not include 700,000 shares owned by his spouse, Janet Valenty, as her separate property and for which he disclaims beneficial ownership.

(5) Includes 50,000 shares issuable upon the exercise of outstanding stock options.

(6) Includes 425,000 shares issuable upon the exercise of outstanding stock options.

(7) Lincoln Ventures, LLC (“Lincoln”) and Swartz Private Equity, LLC (“SPE” and together with Lincoln, the “Reporting Person”) have shared voting power and shared dispositive power as to these shares. These amounts include 36,900,446 shares (in total between Lincoln and SPE, each of which hold warrants to purchase Common Stock of the Company) issuable upon exercise of outstanding warrants exercisable within 60 days of August 31, 2006. The documents governing the terms of such warrants contain a provision prohibiting Lincoln and SPE, as applicable, from exercising warrants for shares of Common Stock if doing so would result in the Reporting Person and their affiliates beneficially owning shares of Common Stock that represent more than 9.99% of the outstanding shares of Common Stock as determined under Section 13(d) of the Securities Exchange Act of 1934. This percentage assumes that Lincoln and SPE may be deemed to be affiliated and under common control.

(8) Includes 2,947,301 shares issued and outstanding and 6,365,000 shares issuable upon exercise of stock options.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.	EXHIBITS

(a)	The following documents are filed as a part of this Report:

	1.	Financial Statements. The following consolidated financial statements and Report of Independent Registered Public Accounting Firm are included in Part II of this Report:

Report of Corbin & Company, LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2006 and 2005 (as restated)

Consolidated Statements of Operations for the Years Ended May 31, 2006 and 2005 (as restated)

Consolidated Statement of Stockholders’ Equity for the Years Ended May 31, 2006 and 2005 (as restated)

Consolidated Statements of Cash Flows for the Years Ended May 31, 2006 and 2005 (as restated)

Notes to Consolidated Financial Statements

	2.	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	Document
2.1	Agreement to Exchange Technology for Stock in Patriot Scientific Corporation, incorporated by reference to Exhibit 2.1 to Form 8-K dated August 10, 1989*

2.2
Assets Purchase Agreement and Plan of Reorganization dated June 22, 1994, among the Company, nanoTronics Corporation and Helmut Falk, incorporated by reference to Exhibit 10.4 to Form 8-K dated July 6, 1994*

2.2.1
Amendment to Development Agreement dated April 23, 1996 between the Company and Sierra Systems, incorporated by reference to Exhibit 2.2.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed April 29, 1996*

2.3	Form of Exchange Offer dated December 4, 1996 between the Company and certain shareholders of Metacomp, Inc. incorporated by reference to Exhibit 2.3 to Form 8-K filed January 9, 1997*

2.4
Letter of Transmittal to Accompany Shares of Common Stock of Metacomp, Inc. Tendered Pursuant to the Exchange Offer Dated December 4, 1996 incorporated by reference to Exhibit 2.4 to Form 8-K filed January 9, 1997*

3.1	Original Articles of incorporation of the Company’s predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, file no. 33-23143-FW*

3.2
Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18, File No. 33-23143-FW*

3.3	Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 24, 1992, incorporated by reference to Exhibit 3.3 to Form 8-K dated May 12, 1992*

Exhibit No.	Document

3.3.1
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to Form 10-KSB for the fiscal year ended May 31, 1995*

3.3.2
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on June 24,1997, incorporated by reference to Exhibit 3.3.2 to Form 10-KSB for the fiscal year ended May 31, 1997, filed July 18, 1997*

3.3.3
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 28, 2000, incorporated by reference to Exhibit 3.3.3 to Registration Statement on Form S-3 filed May 5, 2000*

3.3.4
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on May 6, 2002, incorporated by reference to Exhibit 3.3.4 to Registration Statement on Form S-3 filed June 27, 2002*

3.3.5
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on October 16, 2003, incorporated by reference to Exhibit 3.3.5 to Registration Statement on Form SB-2 filed May 21, 2004*

3.4
Articles and Certificate of Merger of Patriot Financial Corporation into the Company dated May 1, 1992, with Agreement and Plan of Merger attached thereto as Exhibit A, incorporated by reference to Exhibit 3.4 to Form 8-K dated May 12, 1992*

3.5	Certificate of Merger issued by the Delaware Secretary of State on May 8, 1992, incorporated by reference to Exhibit 3.5 to Form 8-K dated May 12, 1992*

Certificate of Merger issued by the Colorado Secretary of State on May 12, 1992, incorporated by reference to Exhibit 3.6 to Form 8-K dated May 12, 1992*

3.7	Bylaws of the Company, incorporated by reference to Exhibit 3.7 to Form 8-K dated May 12, 1992*

4.1	Specimen common stock certificate, incorporated by reference to Exhibit 4.1 Form 8-K dated May 12, 1992*

4.2
Form of Stock Purchase Warrant (Labway Corporation) dated February 29, 1996, exercisable to purchase 253,166 common shares at $1.58 per share until August 31, 1996, granted to investors in connection with an offering of securities made in reliance upon Regulation S, incorporated by reference to Exhibit 4.2 to Form 10-QSB for fiscal quarter ended February 29, 1996, filed March 15, 1996*

4.3
Form of 6% Convertible Subordinated Promissory Note due September 30, 1998 aggregating $1,500,000 to six investors incorporated by reference to Exhibit 4.3 to Form 10-QSB for fiscal quarter ended August 31, 1996, filed October 15, 1996*

4.4	Form of 5% Convertible Term Debenture (CC Investments, LDC) due June 2, 1999 aggregating $2,000,000 to two investors incorporated by reference to Exhibit 4.4 to Form 8-K dated June 16, 1997*

4.5
Form of Stock Purchase Warrant (CC Investments, LDC) dated June 2, 1997 exercisable to purchase an aggregate of 400,000 common shares at $1.69125 per share until June 2, 2002, granted to two investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to Exhibit 4.5 to Form 8-K filed June 17, 1997*

4.6
Registration Rights Agreement dated June 2, 1997 by and among the Company and CC Investments, LDC and the Matthew Fund, N.V. related to the registration of the common stock related to Exhibits 4.4 and 4.5 incorporated by reference to Exhibit 4.6 to Form 8-K filed June 17, 1997*

Exhibit No.	Document

4.7
Form of Warrant to Purchase Common Stock (Swartz Family Partnership, L.P.) dated June 2, 1997 exercisable to purchase an aggregate of 211,733 common shares at $1.69125 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities in Exhibit 4.4 incorporated by reference to Exhibit 4.7 to Form 8-K filed June 17, 1997*

4.8
Registration Rights Agreement dated June 2, 1997 by and among the Company and Swartz Investments, LLC related to the registration of the common stock related to Exhibit 4.7 incorporated by reference to Exhibit 4.8 to Form 8-K filed June 17, 1997*

4.9
Form of 5% Convertible Term Debenture (CC Investments, LDC) due June 2, 1999 aggregating $1,000,000 to two investors incorporated by reference to Exhibit 4.9 to Form 10-KSB for the fiscal year ended May 31, 1998, filed August 19, 1998*

4.10
Form of Stock Purchase Warrant (CC Investments, LDC) dated November 24, 1997 exercisable to purchase an aggregate of 200,000 common shares at $1.50 per share until June 2, 2002, granted to two investors in connection with the offering of securities described in Exhibit 4.9 incorporated by reference to Exhibit 4.10 to Form 10-KSB for the year ended May 31, 1998, filed August 19, 1998*

4.11
Form of Warrant to Purchase Common Stock (Swartz Family Partnership, L.P.) dated November 24, 1997 exercisable to purchase an aggregate of 105,867 common shares at $1.50 per share until June 2, 2002, granted to a group of investors in connection with the offering of securities described in Exhibit 4.9 incorporated by reference to Exhibit 4.11 to Form 10-KSB for the year ended May 31, 1998, filed August 19, 1998*

4.12
Form of Warrant to Purchase Common Stock (Investor Communications Group, Inc.) dated June 16, 1997 exercisable to purchase an aggregate of 130,000 common shares at prices ranging from $2.50 to $7.50 per share until June 15, 1999 incorporated by reference to Exhibit 4.12 to Form 10-KSB for the year ended May 31, 1998, filed August 19, 1998*

4.13
Warrant to Purchase Common Stock issued to Spellcaster Telecommunications, Inc. dated April 28, 1998 exercisable to purchase an aggregate of 100,000 common shares at $1.25 per share until April 28, 2000 incorporated by reference to Exhibit 4.13 to Form 10-KSB for the year ended May 31, 1998, filed August 19, 1998*

4.14
Investment agreement dated February 24, 1999 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $5,000,000 incorporated by reference to Exhibit 4.14 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998, filed March 5, 1999*

4.15
Registration Rights Agreement dated February 24, 1999 by and between the Company and Swartz Private Equity, LLC related to the registration of the common stock related to Exhibit 4.14 incorporated by reference to Exhibit 4.15 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998, filed March 5, 1999*

4.16
Form of Warrant to Purchase Common Stock (Swartz Private Equity, LLC) dated February 24, 1999 exercisable to purchase common shares in connection with the offering of securities in Exhibit 4.14 incorporated by reference to Exhibit 4.16 to Form 10-QSB/A for the fiscal quarter ended November 30, 1998, filed March 5, 1999*

4.17
Amended and Restated Investment Agreement dated July 12, 1999 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $5,000,000 incorporated by reference to Exhibit 4.17 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 filed July 15, 1999*

4.18
Investment Agreement dated May 2, 2000 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $30,000,000 incorporated by reference to Exhibit 4.18 to Registration Statement on Form S-3 filed May 5, 2000*

Exhibit No.	Document

4.18.1
Waiver and Agreement dated September 24, 2001 amending the Investment Agreement (1) dated May 2, 2000 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $30,000,000 incorporated by reference to Exhibit 4.18.1 to Registration Statement on Form S-1 filed October 11, 2001*

4.19	2001 Stock Option Plan of the Company dated February 21, 2001 incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-8 filed March 26, 2001*

4.20
Investment agreement dated September 17, 2001 by and between the Company and Swartz Private Equity, LLC for a maximum aggregate amount of $25,000,000 incorporated by reference to Exhibit 4.20 to Registration Statement on Form S-1 filed October 11, 2001*

4.21
Registration Rights Agreement dated September 17, 2001 by and between the Company and Swartz Private Equity, LLC related to the registration of the common stock related to Exhibit 4.20 incorporated by reference to Exhibit 4.21 to Registration Statement on Form S-1 filed October 11, 2001*

4.22
Warrant to Purchase Common Stock dated September 17, 2001 exercisable to purchase common shares in connection with the Offering of securities in Exhibit 4.20 incorporated by reference to Exhibit 4.22 to Registration Statement on Form S-1 filed October 11, 2001*

4.23
Financial Consulting Services Agreement between the Company and M. Blaine Riley, Randall Letcavage and Rosemary Nguyen incorporated by reference to Exhibit 4.23 to Registration Statement on Form S-8 filed January 22, 2002*

4.24
Form of 8% Convertible Debenture (Lincoln Ventures, LLC) due June 10, 2004 aggregating $1,000,000 to six investors incorporated by reference to Exhibit 4.24 to Registration Statement on Form S-3 filed June 27, 2002*

4.25
Form of Stock Purchase Warrant (Lincoln Ventures, LLC) dated June 10, 2002 exercisable to purchase an aggregate of 12,859,175 common shares at initial exercise prices ranging from $0.08616 to $0.10289 per share until June 10, 2007, granted to six investors in connection with the offering of securities described in Exhibit 4.24 incorporated by reference to Exhibit 4.25 to Registration Statement on Form S-3 filed June 27, 2002*

4.26
Form of Registration Rights Agreement (Lincoln Ventures, LLC) dated June 10, 2002 by and among the Company and six investors related to the registration of the common stock related to Exhibit 4.24 incorporated by reference to Exhibit 4.26 to Registration Statement on Form S-3 filed June 27, 2002*

4.27	2003 Stock Option Plan of the Company dated July 2, 2003 incorporated by reference to Exhibit 4.27 to Registration Statement on Form S-8 filed September 4, 2003*

4.28
Form of 8% Convertible Debenture, Stock Purchase Warrant, Registration Rights Agreement and Securities Purchase Agreement for financings entered into between September 28, 2004 and January 17, 2005 incorporated by reference to Exhibit 4.28 to Registration Statement on Form SB-2 filed February 2, 2005.*

4.29	Approval Rights Agreement and Termination of Antidilution Agreement and Addendum to Warrants dated October 10, 2006**

10.1	1992 Incentive Stock Option Plan of the Company, incorporated by reference to Exhibit 10.1 to Form 8-K dated May 12, 1992*

10.1.1	Amendment to 1992 Incentive Stock Option Plan dated January 11, 1995, incorporated by reference to Exhibit 10.1.1 to Form S-8 filed July 17, 1996*

10.2	1992 Non-Statutory Stock Option Plan of the Company, incorporated by reference to Exhibit 10.2 to Form 8-K dated May 12, 1992*

Exhibit No.	Document

10.2.1	Amendment to 1992 Non-Statutory Stock Option Plan dated January 11, 1995 incorporated by reference to Exhibit 10.2.1 to Form 10-KSB for fiscal year ended May 31, 1996, filed August 16, 1996*

10.3
Lease Agreement between the Company’s subsidiary Metacomp, Inc. and Clar-O-Wood Partnership, a California limited partnership dated April 11, 1991 as amended November 11, 1992 and November 2, 1995 incorporated by reference to Exhibit 10.3 to Form 10-KSB for fiscal year ended May 31, 1997, filed July 18, 1997*

10.4	Stock Purchase Agreement dated November 29 and 30, 1995, between the Company and SEA, Ltd., incorporated by reference to Exhibit 10.4 to Form 8-K filed December 11, 1995*

10.4.1
Letter Amendment to Stock Purchase Agreement dated January 31, 1996, between the Company and SEA, Ltd., incorporated by reference to Exhibit 10.4.1 to Form 10-QSB for fiscal quarter ended February 29, 1996, filed March 15, 1996*

10.5	1995 Employee Stock Compensation Plan of the Company, incorporated by reference to Exhibit 10.5 to Form 10-QSB for fiscal quarter ended November 30, 1995, filed December 28, 1995*

10.6
Letter Stock and Warrant Agreement dated January 10, 1996 between the Company and Robert E. Crawford, Jr., incorporated by reference to Exhibit 10.6 to Form 10-QSB for fiscal quarter ended February 29, 1996, filed March 15, 1996*

10.7
Non-Exclusive Manufacturing and Line of Credit Agreement dated February 28, 1996, between the Company and Labway Corporation, incorporated by reference to Exhibit 10.7 to Form 10-QSB for fiscal quarter ended February 29, 1996, filed March 15, 1996*

10.8
Distribution and Representation Agreement dated February 28, 1996, between the Company and Innoware, Inc., incorporated by reference to Exhibit 10.8 to Form 10-QSB for fiscal quarter ended February 29, 1996, filed March 15, 1996*

10.9	Employment Agreement dated November 20, 1995 between the Company and Elwood G. Norris, incorporated by reference to Exhibit 10.9 to Registration Statement on Form SB-2 filed March 18, 1996*

10.9.1
First Amendment to Employment Agreement dated May 17, 1996 between the Company and Elwood G. Norris, incorporated by reference to Exhibit 10.9.1 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 filed May 23, 1996*

10.10	Employment Agreement dated November 20, 1995 between the Company and Robert Putnam, incorporated by reference to Exhibit 10.10 to Registration Statement on Form SB-2 filed March 18, 1996*

10.11
Sales Contractual Agreement dated March 19, 1996 between the Company and Evolve Software, Inc., incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed April 29, 1996*

10.11.1
Two Year Stock Purchase Warrant dated March 19, 1996 Granted to Evolve Software, Inc. Providing for the Purchase of up to 50,000 Common Shares at $2.85, incorporated by reference to Exhibit 10.11.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed April 29, 1996*

10.12
Employment Agreement dated as of May 8, 1996 between the Company and Michael A. Carenzo, including Schedule A - Stock Option Agreement, incorporated by reference to Exhibit 10.12 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 filed May 23, 1996*

10.12.1
First Amendment to Employment Agreement dated as of May 8, 1996 between the Company and Michael A. Carenzo dated September 23, 1996, incorporated by reference to Exhibit 10.12.1 to Form 10-KSB for the fiscal year ended May 31, 1997, filed July 18, 1997*

Exhibit No.	Document

10.13
1996 Stock Option Plan of the Company dated March 25, 1996 and approved by the Shareholders on May 17, 1996, incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 filed May 23, 1996*

10.14
Sales Contractual Agreement dated June 20, 1996 between the Company and Compunetics Incorporated incorporated by reference to Exhibit 10.14 to Form 10-KSB for fiscal year ended May 31, 1996, filed August 16, 1996*

10.15
Sales Contractual Agreement dated July 31, 1996 between the Company and Premier Technical Sales, Inc. incorporated by reference to Exhibit 10.15 to Form  10-KSB for fiscal year ended May 31, 1996, filed August 16, 1996*

10.16	Employment Agreement dated January 1, 1997 between the Company and Norman J. Dawson incorporated by reference to Exhibit 10.16 to Form 10-KSB for fiscal year ended May 31, 1997, filed July 18, 1997*

10.17	Employment Agreement dated January 1, 1997 between the Company and Jayanta K. Maitra incorporated by reference to Exhibit 10.17 to Form 10-KSB for fiscal year ended May 31, 1997, filed July 18, 1997*

10.18
Technology License and Distribution Agreement dated June 23, 1997 between the Company and Sun Microsystems, Inc. incorporated by reference to Exhibit 10.18 to Form 10-KSB for the fiscal year ended May 31, 1997, filed July 18, 1997*

10.19
Employment Agreement dated March 23, 1999 between the Company and James T. Lunney incorporated by reference to Exhibit 10.19 to Form 10-KSB for the fiscal year ended May 31, 1998, filed August 19, 1998*

10.20
Employment Agreement dated July 28, 1997 between the Company and Phillip Morettini incorporated by reference to Exhibit 10.20 to Form 10-KSB for the fiscal year ended May 31, 1998, filed August 19, 1998*

10.21
Employment Agreement dated July 23, 1998 between the Company and Lowell W. Giffhorn incorporated by reference to Exhibit 10.21 to Form 10-KSB for the fiscal year ended May 31, 1998, filed August 19, 1998*

10.22
Secured Promissory Note dated June 12, 2000 between the Company and James T. Lunney incorporated by reference to Exhibit 10.22 to Form 10-KSB for the fiscal year ended May 31, 2000, filed August 29, 2000*

10.23	Purchase Agreement dated June 29, 2000 between the Company and 4S 37/38, LLC incorporated by reference to Exhibit 10.23 to Form 10-KSB for the fiscal year ended May 31, 2000*

10.24
Employment Agreement dated October 2, 2000 between the Company and Miklos B. Korodi incorporated by reference to Exhibit 10.24 to Form 10-QSB for the fiscal quarter ended November 30, 2000, filed January 12, 2001*

10.25
Employment Agreement dated December 1, 2000 between the Company and Richard G. Blum incorporated by reference to Exhibit 10.25 to Form 10-QSB for the fiscal quarter ended November 30, 2000, filed January 12, 2001*

10.26
Employment Agreement dated January 29, 2001 between the Company and Serge J. Miller incorporated by reference to Exhibit 10.26 to Form 10-KSB for the fiscal year ended May 31, 2001, filed August 29, 2001*

Exhibit No.	Document

10.27
Lease Agreement dated February 23, 2001 between the Company and Arden Realty Finance IV, LLC incorporated by reference to Exhibit 10.27 to Form 10-KSB for the fiscal year ended May 31, 2001, filed August 29, 2001*

10.28
Employment Agreement dated January 1, 2001 between the Company and David H. Pohl incorporated by reference to Exhibit 10.28 to Form 10-KSB for the fiscal year ended May 31, 2001, filed August 29, 2001*

10.29	Employment Agreement dated April 26, 2001 between the Company and David H. Pohl incorporated by reference to Exhibit 10.29 to Form 10-KSB for the fiscal year ended May 31, 2001, filed August 29, 2001*

10.30	Employment Agreement dated November 17, 2001 between the Company and Lowell W. Giffhorn incorporated by reference to Exhibit 10.30 to Registration Statement on Form S-3 filed June 27, 2002*

10.31	Employment Agreement dated December 20, 2001 between the Company and Jayanta Maitra incorporated by reference to Exhibit 10.31 to Registration Statement on Form S-3 filed June 27, 2002*

10.32	Consulting Agreement dated March 7, 2002 between the Company and SDMC, Inc. incorporated by reference to Exhibit 10.32 to Registration Statement on Form S-3 filed June 27, 2002*

10.33	Employment Agreement dated January 2, 2004 between the Company and Jayanta Maitra incorporated by reference to Exhibit 10.33 to Registration statement on Form SB-2 filed May 21, 2004*

10.34	Consulting Agreement dated March 18, 2004 between the Company and SDMC, Inc. incorporated by reference to Exhibit 10.34 to Registration Statement en Form SB-2 filed May 21, 2004*

10.35	Employment Agreement dated June 1, 2004 between the Company and Patrick Nunally incorporated by reference to Exhibit 10.35 to Form 10-KSB for the fiscal year ended May 31, 2004, filed August 19, 2004*

10.36
Amendment No. 1 to Employment Agreement dated July 12, 2004 between the Company and Patrick Nunally incorporated by reference to Exhibit 10.36 to Form 10-KSB for the fiscal year ended May 31, 2004, filed August 19, 2004*

10.37	Employment Agreement dated September 1, 2004 between the Company and Lowell W. Giffhorn incorporated by reference to Exhibit 10.37 to Registration Statement on Form SB-2 filed February 2, 2005*

10.38	IGNITE License Agreement with Advanced Micro Devices, Inc., dated February 21, 2005**

10.39	Patent Portfolio License Agreement with Advanced Micro Devices, Inc., dated February 21, 2005**

10.40
Master Agreement, dated as of June 7, 2005, by and among the Company, Technology Properties Limited Inc., a California corporation and Charles H. Moore, an individual, incorporated by reference to Exhibit 10.40 to Form 8-K filed June 15, 2005*

10.41
Commercialization Agreement dated as of June 7, 2005 by and among the JV LLC, Technology Properties Limited Inc., a California corporation, and the Company, incorporated by reference to Exhibit 10.41 to Form 8-K filed June 15, 2005*

10.42	Limited Liability Company Operating Agreement of JV LLC, a Delaware limited liability company, dated as of June 7, 2005, incorporated by reference to Exhibit 10.42 to Form 8-K filed June 15, 2005*

10.43	Agreement for Part-Time Employment dated August 3, 2005 between the Company and Thomas J. Sweeney, incorporated by reference to Exhibit 99.3 to Form 8-K filed August 9, 2005*

Exhibit No.	Document

14.1	Code of Ethics for Senior Financial Officers incorporated by reference to Exhibit 14.1 to Form 10-K for the fiscal year ended May 31, 2003, filed August 29, 2003*

21.1	Subsidiaries of the small business issuer**

31.1	Certification of David H. Pohl, CEO, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Thomas J. Sweeney, CFO, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of David H. Pohl, CEO, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Thomas J. Sweeney, CFO, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Form of ISO Plan Option (Gaspar) dated May 29, 1992, incorporated by reference to Exhibit 28.2 to registration statement on Form SB-2, file no. 33-57858*

99.2	Form of NSO Plan Option (Berlin) dated May 29, 1992, incorporated by reference to Exhibit 28.3 to registration statement on Form SB-2, file no. 33-57858*

99.3
Form of Incentive Stock Option Agreement to the Company’s 1996 stock Option Plan (individual agreements differ as to number of shares, dates, prices and vesting), incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 filed May 23, 1996*

99.4
Form of Non-Qualified Stock Option Agreement to the Company’s 1996 Stock Option Plan (individual agreement differ as to number of shares, date, prices and vesting), incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 filed May 23, 1996*

99.5	Press Release of the Company dated November 4, 1996 incorporated by reference to Exhibit 99.5 to Form 8-K filed January 9, 1997*

99.6	Form of Incentive Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8 filed March 26, 2001*

99.7	Form of Non-Qualified Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.7 to Registration Statement on Form S-8 filed March 26, 2001*

99.8	Form of Incentive Stock Option Agreement to the Company’s 2003 Stock Option Plan incorporated by reference to Exhibit 99.8 to Registration Statement on Form S-8 filed September 4, 2003*

99.9	Form of Non-Qualified Stock Option Agreement to the Company’s 2003 Stock Option Plan incorporated by reference to Exhibit 99.9 to Registration Statement on Form S-8 filed September 4, 2003*

*	Previously filed in indicated registration statement or report.

**	Exhibit filed herewith this Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

On November 21, 2005, the Company received notice from Mayer Hoffman McCann P.C. (“Mayer Hoffman”), that they resigned effective November 21, 2005, as the Company's independent registered accounting firm. Mayer Hoffman's reports on the consolidated financial statements of the Company and its subsidiaries for the two most recent fiscal years ended May 31, 2005, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except only that their report for the fiscal year ending May 31, 2004 was modified as to an uncertainty regarding the Company's ability to continue as a going concern.

On November 21, 2005, the Executive Committee of the Board, upon the recommendation of the Audit Committee, elected to engage Corbin & Company LLP (“Corbin”) to serve as the Company's independent registered accounting firm. On November 23, 2005, the Company was informed that it had been accepted as a client of Corbin.

During the Company's two most recent fiscal years ended May 31, 2005 and the subsequent interim period through November 23, 2005, there were no disagreements between the Company and Mayer Hoffman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Mayer Hoffman's satisfaction, would have caused them to make reference to the subject matter of the disagreement in their reports on the financial statements for such years.

The Company had authorized Mayer Hoffman to respond fully to the inquiries of Corbin concerning their resignation and provided Mayer Hoffman with a copy of the foregoing disclosures. Attached as Exhibit 16 to the Company's Current Report on Form 8-K filed with the SEC on November 28, 2005, is a copy of Mayer Hoffman's letter, dated November 28, 2005, stating its agreement with the statements related to it.

To help ensure the independence of the Company's independent auditor, the Audit Committee has approved and adopted a Policy on Engagement of Independent Auditor, which is available on the Company's web site at www.ptsc.com.

Pursuant to the Policy on Engagement of Independent Auditor, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent auditor. The Audit Committee preapproves all audit services and non-audit services to be provided by the independent auditor. The Audit Committee may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is presented at the next Audit Committee meeting for ratification.

Each audit, non-audit and tax service that is approved by the Audit Committee will be reflected in a written engagement letter or writing specifying the services to be performed and the cost of such services, which will be signed by either a member of the Audit Committee or by an officer of the Company authorized by the Audit Committee to sign on behalf of the Company.

The Audit Committee will not approve any prohibited non-audit service or any non-audit service that individually or in the aggregate may impair, in the Audit Committee's opinion, the independence of the independent auditor.

In addition, since January 1, 2003, the Company's independent auditor may not provide any services to officers of the Company or Audit Committee members, including financial counseling or tax services.

Audit Fees

During the fiscal years ended May 31, 2006 and 2005, the aggregate fees billed by the Company's principal accountants for professional services rendered for the audit of the Company's annual financial statements and review of its financial statements included in the Company's Form 10-QSB, and audit services provided in connection with other statutory or regulatory filings were $337,364 and $105,900, respectively.

Audit-Related Fees

During the fiscal year ended May 31, 2006, the aggregate fees billed by the Company's principal accountants for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements that are not reported under “Audit Fees” were $23,228, which were primarily for review of registration and proxy statements. No such fees were billed during the fiscal year ended May 31, 2005.

Tax Fees

During the fiscal years ended May 31, 2006 and 2005, the aggregate fees billed by the Company's principal accountant for tax compliance, tax advice and tax planning rendered on behalf of the Company were $8,000 and $6,500, respectively, which related to the preparation of federal and state income tax returns.

All Other Fees

The Company's principal accountant billed no other fees for the fiscal years ended May 31, 2006 and 2005, except as disclosed above.

Patriot Scientific Corporation

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
- May 31, 2006 and 2005	F-2

Consolidated Balance Sheets as of May 31, 2006 and 2005 (as restated)	F-3

Consolidated Statements of Operations for the Years Ended May 31,
2006 and 2005 (as restated)	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the
Years Ended May 31, 2006 and 2005 (as restated)	F-5

Consolidated Statements of Cash Flows for the Years Ended
May 31, 2006 and 2005 (as restated)	F-6

Notes to Consolidated Financial Statements	F-7 to F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Patriot Scientific Corporation

We have audited the accompanying consolidated balance sheets of Patriot Scientific Corporation (the "Company") as of May 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Patriot Scientific Corporation as of May 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the accompanying consolidated financial statements for the year ended May 31, 2005 have been restated.

/s/ Corbin & Company, LLP
Irvine, California
October 11, 2006

Patriot Scientific Corporation
Consolidated Balance Sheets

May 31,	2006	2005
ASSETS		(AS RESTATED, SEE NOTE 3)

Current Assets:
Cash and cash equivalents	$3,984,240	$591,426
Restricted cash and cash equivalents	100,320	201,648
Marketable securities and short term investments	3,518,879	697,524
Accounts receivable	4,113	-
Licenses receivable	-	2,000,000
Prepaid expenses and other current assets	407,418	121,758

Total current assets	8,014,970	3,612,356

Property and equipment, net (Note 4)	64,006	21,376

Other assets, net	8,190	23,891

Investment in affiliated company (Note 6)	3,952,914	-

Patents and trademarks, net of accumulated amortization of $584,387 and $549,563	31,587	66,411
	$12,071,667	$3,724,034

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Line of credit	$-	$100,000
Current portion of 8% convertible debentures, net of debt discount of $301,320 at May 31, 2005 (Note 8)	-	421,847
Accounts payable	695,323	268,458
Accrued liabilities and other (Note 7)	154,730	505,153
Current portion of capital lease obligation	-	2,306
Accrued contested fee payable (Note 11)	394,063	346,000

Total current liabilities	1,244,116	1,643,764

8% Convertible Debentures, net of discount of $111,559 at May 31, 2005 (Note 8)	-	45,942
Warrant and derivative liabilities (Notes 8 and 9)	-	9,274,712

Total liabilities	1,244,116	10,964,418

Commitments and contingencies (Notes 5 and 11)

Stockholders’ equity (deficit) (Note 9)
Preferred stock, $.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $.00001 par value: 500,000,000 shares authorized: 366,199,765 and 280,492,013 shares issued and outstanding	3,661	2,805
Additional paid-in capital	69,551,981	55,459,253
Accumulated deficit	(58,728,091)	(62,702,442)
Total stockholders’ equity (deficit)	10,827,551	(7,240,384)

	$12,071,667	$3,724,034

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation
Consolidated Statements of Operations

Years Ended May 31,	2006	2005
Revenues		(AS RESTATED, SEE NOTE 3)
Licenses and royalties	$10,000,000	$2,957,509
Other	309,709	25,077
	10,309,709	2,982,586

Cost of sales	103,351	-

Gross profit	10,206,358	2,982,586

Operating expenses:
Research and development	225,565	294,735
Selling, general and administrative	4,151,099	2,600,430
Settlement and license expense	1,918,054	-
Total operating expenses	6,294,718	2,895,165
Operating income	3,911,640	87,421
Other income (expense):
Unrealized loss on marketable securities	(1,466)	(21,180)
Interest and other income	330,055	56,251
Gain on sale of assets	2,724	4,128
Interest expense (Note 8)	(516,465)	(3,081,760)
Loss on debt extinguishments	(445,427)	-
Change in fair value of warrant and derivative liabilities	(2,456,736)	(7,563,564)
Equity in earnings of affiliated company	27,848,363	-
Total other income (expense), net	24,761,048	(10,606,125)

Net income (loss)	$28,672,688	$(10,518,704)

Basic income (loss) per common share	$0.09	$(0.05)

Diluted income (loss) per common share	$0.07	$(0.05)

Weighted average number of common shares outstanding - basic	316,100,499	222,495,047

Weighted average number of common shares outstanding - diluted	412,963,173	222,495,047

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY (DEFICIT)

Balance, May 31, 2004
(as previously reported)	171,156,363	$1,712	$49,990,485	$(49,844,018)	$148,179

Prior period restatement adjustment (Note 3)	-	-	(3,532,942)	(2,339,720)	(5,872,662)

Balance, May 31, 2004	171,156,363	1,712	46,457,543	(52,183,738)	(5,724,483)

Issuance of common stock at $.03 and $.10 per share	4,625,000	46	453,204	-	453,250
Exercise of warrants and options at $.02 to $.06 per share	39,028,511	390	820,899	-	821,289
Issuance of common stock for services at $.05 and $.09 per share	796,000	8	58,792	-	58,800
Conversion of debentures payable plus accrued interest at $.02 and $.05 per share	64,886,139	649	2,169,287	-	2,169,936
Non-cash compensation	-	-	59,675	-	59,675
Reclassification of derivative value associated with debt conversions and warrant exercises (as restated, see Note 3)	-	-	5,439,853	-	5,439,853
Net loss (as restated, see Note 3)	-	-	-	(10,518,704)	(10,518,704)

Balance, May 31, 2005 (as restated, see Note 3)	280,492,013	2,805	55,459,253	(62,702,442)	(7,240,384)

Issuance of common stock for services at $1.53 per share	193,548	2	296,127	-	296,129
Exercise of warrants and options at $.02 to $.69 per share	12,824,544	128	851,070	-	851,198
Conversion of debentures payable plus accrued interest at $.02 and $.04 per share	30,819,187	308	998,729	-	999,037
Cashless exercise of warrants	41,245,473	412	(412)	-	-
Issuance of common stock to co-inventor of technology at $.13 per share	625,000	6	81,244	-	81,250
Extension of term of options previously issued to consultant	-	-	125,000	-	125,000
Repurchase of warrants	-	-	(252,420)	-	(252,420)
Issuance of warrants to a consultant	-	-	108,102	-	108,102
Intrinsic value of options issued to employees and directors	-	-	120,000	-	120,000
Cash dividends $.02 and $.04 per share	-	-	-	(24,698,337)	(24,698,337)
Reclassification of derivative value associated with debt conversions and warrant exercises	-	-	5,021,353	-	5,021,353
Reclassification of warrant and derivative liabilities at settlement date	-	-	6,743,935	-	6,743,935
Net income				28,672,688	28,672,688

Balance, May 31, 2006	366,199,765	$3,661	$69,551,981	$(58,728,091)	$10,827,551

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation
Consolidated Statements of Cash Flows

Years Ended May 31,	2006	2005
		(As restated, see Note 3)
Operating activities:
Net income (loss)	$28,672,688	$(10,518,704)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	59,415	94,353
Non-cash interest expense related to convertible debentures, notes payable and warrants	470,736	2,940,608
Expense related to extension of expiration date of stock options	125,000	-
Net gain related to warrant re-pricing, reconveyance and issuance	(538,208)	-
Loss on extinguishment of debt	445,427	-
Accrued interest income added to investments	(19,778)	-
Equity in earnings of investee	(27,848,363)	-
Gain on disposal of fixed assets	(2,724)	(4,012)
Unrealized loss on marketable securities	1,466	21,180
Issuance of stock, options and warrants for services	554,245	118,476
Change in fair value of derivative liabilities	2,456,736	7,563,564
Intrinsic value of options issued	120,000	-
Changes in operating assets and liabilities:
Accounts receivable	(4,113)	-
Prepaid and other assets	(261,769)	218,865
Licenses receivable	2,000,000	(2,000,000)
Accounts payable and accrued expenses	194,811	435,644
Accrued contested fee payable	48,063	501,700
Net cash provided by (used in) operating activities	6,473,632	(628,326)

Investing activities:
Proceeds from sale of short-term investments	2,027,557	-
Purchase of short-term investments	(4,832,482)	(897,706)
Proceeds from sale of fixed assets	6,540	5,000
Purchase of restricted investments	(100,000)	-
Proceeds from sale of restricted investments	203,210	-
Payment for security deposit	(8,190)	-
Purchase of property and equipment	(71,037)	-
Investment in investee	(2,000,000)	-
Distributions from investee	25,895,449	-
Net cash provided by (used in) investing activities	(21,121,047)	(892,706)

Financing activities:
Payment of cash dividends	(24,698,337)	-
Payment of shareholder note	-	(100,000)
Proceeds from line of credit	-	100,000
Principal payments on secured notes payable	(100,000)	-
Payments for capital lease obligations	(2,306)	(8,020)
Proceeds from issuance of convertible debentures	-	490,000
Proceeds from issuance of common stock	-	453,250
Proceeds from exercise of common stock warrants and options	851,198	821,288
Repurchase of warrants	(252,420)	-
Net cash provided by (used in) financing activities	(24,201,865)	1,756,518

Net increase in cash and cash equivalents	3,392,814	235,486
Cash and cash equivalents, beginning of year	591,426	355,940
Cash and cash equivalents, end of year	$3,984,240	$591,426

Supplemental Disclosure of Cash Flow Information:

Cash payments for interest	$2,983	$15,406
Cash payments for income taxes	$-	$4,800

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Convertible debentures, notes payable and accrued interest exchanged for common stock	$999,037	$2,169,936
Debt discount arising from issuance of detachable warrants	$-	$490,000
Reclassification of derivative liabilities associated with debt conversions and warrant exercises	$5,021,353	$5,439,853
Reclassification of warrant and derivative liabilities at settlement date	$6,743,935	$-
Cashless exercise of warrants	$412	$-

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements

1. Organization and Business
Patriot Scientific Corporation (the “Company”), was organized under Delaware law on March 24, 1992 and is the successor by merger to Patriot Financial Corporation, a Colorado corporation, incorporated on June 10, 1987. In 1997 we acquired Metacomp, Inc. and in June 2005 we entered into a joint venture agreement with Technology Properties Limited, Inc. to form Phoenix Digital Solutions, LLC.

The Company is an intellectual property company that licenses its jointly held patent portfolio technology to others and litigates against those who infringe upon the patent portfolio technology.

2. Summary of Significant Accounting Policies

Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, Metacomp, Inc. (“Metacomp”) and Plasma Scientific Corporation. All material intercompany transactions and balances have been eliminated in consolidation.

Reclassifications
Certain reclassifications have been made to the 2005 financial statements in order for them to conform to the 2006 presentation. Such reclassifications have no impact on the Company’s financial position or results of operations.

Financial Instruments and Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, short-term investments and trade accounts receivable.

At times, the Company’s balance of cash and investments in certificates of deposits maintained with its bank may exceed the Federal Deposit Insurance Corporation’s insured limit of $100,000. The Company limits its exposure of loss by maintaining its cash with financially stable financial institutions. When the Company has excess cash, the Company’s cash equivalents are placed in high quality money market accounts with major financial institutions and high grade short-term commercial paper. The Company believes this investment policy limits its exposure to concentrations of credit risk. Money market accounts are federally insured; however, commercial paper is not insured. The Company has not experienced any losses in such accounts.

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

Cash Equivalents, Marketable Securities, and Short Term Investments
For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments acquired with a maturity of three months or less to be cash equivalents.

Restricted cash and cash equivalents at May 31, 2006 consist of two savings accounts required to be held as collateral for corporate credit card accounts.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

At May 31, 2005, the Company had investments in marketable equity securities having a carrying value of $1,466. Marketable equity securities are carried at their fair value, with unrealized gains or losses reflected in the statements of operations. During the years ended May 31, 2006 and 2005, the Company recognized unrealized losses related to the change in the carrying value of the securities of $1,466 and $21,180, respectively.

The Company’s short term investments consist primarily of money market mutual funds and accounts and commercial paper, and are reported at cost, which approximates fair market value.

Property, Equipment and Depreciation
Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years.  Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense when incurred.

Patents and Trademarks
Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of four years. Estimated future annual amortization expense arising from the patents is approximately $23,000 and $9,000 in fiscal years 2007 and 2008, respectively.

Investment in Affiliated Company
The Company has a 50% interest in Phoenix Digital Systems, LLC (“Phoenix Digital”) (see Note 6). This investment is accounted for using the equity method of accounting since the investment provides the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee and is recognized in the consolidated statement of operations in the caption “Equity in earnings of affiliated company”.

The Company reviews its investment in affiliated company to determine whether events or changes in circumstances indicate that its carrying amount may not be recoverable. The primary factors the Company considers in its determination are the financial condition, operating performance and near term prospects of the investee. If the decline in value is deemed to be other than temporary, the Company would recognize an impairment loss.

Long-Lived Assets
The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows.  The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.  At May 31, 2006, the Company's management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue, which could result in impairment of long-lived assets in the future.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Derivative Financial Instruments
In connection with the issuance of certain convertible debentures (see Note 8), the terms of the debentures included an embedded reset conversion feature which provided for a conversion of the debentures into shares of the Company's common stock at a rate which was determined to be variable. The Company determined that the reset conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debenture agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

During the years ended May 31, 2006 and 2005, the Company recognized other expense of approximately $2,457,000 and $7,564,000, respectively, related to recording the warrant and derivative liabilities at fair value. At May 31, 2006, there are no derivative liabilities since the related variable debt instruments were settled in full during fiscal 2006. At the settlement date, the remaining warrant liabilities with a value of approximately $6,744,000 were reclassified to additional paid-in capital.

The Company’s derivative instruments were valued using a Monte Carlo simulation model incorporating the instruments’ multiple reset dates.

The following assumptions were used for valuing the embedded derivatives during the years ended May 31, 2006 and 2005:

	May 31, 2006	May 31, 2005
Estimated dividends	None	None

Expected volatility	101 - 229%	161 - 266%

Risk-free interest rate	3.5 - 5.1%	1.3 - 4.4%

Expected term (years)	2 - 7	2 - 7

Revenue Recognition
The Company recognizes revenue from the sale of its product upon shipment to the customer, at which time title transfers and the Company has no further obligations. Fees for maintenance or support are recorded on a straight-line basis over the underlying period of performance. Revenue from technology license agreements is recognized at the time the Company enters into a contract and provides the customer with the licensed technology. At this point, the Company has performed all of its obligations under contract, the rights to the Company’s technology have been transferred and no significant performance obligations remain.

Research and Development Costs
Research and development costs are expensed as incurred.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Advertising
The Company expenses advertising costs as incurred. There was no advertising expense for the year ended May 31, 2006. Advertising expense was approximately $14,000 for the year ended May 31, 2005.

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

Net Income (Loss) Per Share
The Company applies SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings (loss) of an entity. At May 31, 2006, potential common shares of 2,295,000 related to the Company’s outstanding warrants and options were not included in the calculation of diluted income per share as they had an anti-dilutive effect. At May 31, 2005, potential common shares of 143,826,204 related to the Company’s outstanding convertible debentures, warrants and options were not included in the calculation of diluted loss per share as they had an anti-dilutive effect.

	Year Ended May 31, 2006
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$28,672,688	316,100,499	$0.09

Diluted EPS:
Interest on convertible debentures	458,467
Effect of dilutive securities:
Options and warrants	-	80,273,769
Convertible debentures	-	16,588,905

Income available to common shareholders	$29,131,155	412,963,173	$0.07

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

	Year Ended May 31, 2005
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net loss	$(10,518,704)	222,495,047	$(0.05)

Diluted EPS:	-	-

Loss available to common shareholders	$(10,518,704)	222,495,047	$(0.05)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, the realizability of accounts receivable, recoverability of long-lived assets, and valuation of stock options, warrants, derivative liabilities, and deferred tax assets. Actual results could differ from those estimates.

Stock Based Compensation
Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. The disclosure provisions are required, however, for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25. As permitted by SFAS No. 123, as amended by SFAS No. 148, the Company has chosen to continue to account for its employee stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Had employee stock based compensation cost been determined using the fair value method the Company’s net income (loss) would have been adjusted to the pro forma amounts indicated below:

	Year Ended May 31,
	2006	2005
		(As restated, see Note 3)
Net income (loss) as reported	$28,672,688	$(10,518,704)
Add:
Stock based compensation expense included in reported net income (loss), net of related tax effects	120,000	-
Deduct:
Total stock based employee compensation expense under fair value based method for all awards, net of related tax effects	(1,639,913)	(138,883)

Pro forma net income (loss)	$27,152,775	$(10,657,587)

Net income (loss) per common share, as reported - basic	$0.09	$(0.05)
Net income (loss) per common share, as reported - diluted	$0.07	$(0.05)

Net income (loss) per common share, pro forma - basic	$0.09	$(0.05)
Net income (loss) per common share, pro forma - diluted	$0.07	$(0.05)

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123.  SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The provisions of this statement are effective for the Company as of June 1, 2006.  The Company expects to adopt SFAS No. 123(R) in the first fiscal quarter of 2007.

SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations.  Upon adoption of SFAS No. 123(R), the Company will be required to determine the transition method to be used at the date of adoption.  The allowed transition methods are the modified prospective application and the modified retrospective application.  Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date.  The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.  The modified retrospective application requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated.  The Company plans to adopt SFAS No. 123(R) using the modified prospective application.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a negative impact on the Company's results of operations, although it will have no impact on its overall financial position.  The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and income (loss) per share.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature.  The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmmonetary Transaction. SFAS No. 153 is based on the principle that exchanges of non-monetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe that the provisions of SFAS No. 153 will have a material impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and correction of errors made in fiscal years beginning after the date SFAS No. 154 was issued. At the present time, the Company does not believe that adoption of SFAS No. 154 will have a material effect on its financial statements.

3. Restatement of Previously Issued Financial Statements

During fiscal 2006, the Company determined that the manner in which it historically accounted for the reset conversion feature and embedded put option of certain of its convertible debentures issued during fiscal 2002 through fiscal 2005 was not in accordance with SFAS No. 133, as amended, and EITF Issue No. 00-19. The Company determined that the reset conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to SFAS No. 133. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debenture agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was required to be recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company was required to record a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company was required to record non-operating, non-cash income.  Accordingly, in connection with the restatement adjustments, the Company has appropriately reflected the non-operating, non-cash income or expense resulting from the changes in fair value. The Company had previously not recorded the embedded derivative instruments as liabilities and did not record the related changes in fair value.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

The following tables present a summary of the effects of the restatement adjustments on the Company's consolidated balance sheet at May 31, 2005 and the consolidated statements of operations and cash flows for the year ended May 31, 2005:

	Consolidated Balance Sheet
As of May 31, 2005	As Previously Reported	Adjustments	As Restated
Warrant and derivative liabilities	$-	$9,274,712	$9,274,712
Total liabilities	$1,689,706	$9,274,712	$10,964,418
Additional paid-in capital	$54,569,091	$890,162	$55,459,253
Accumulated deficit	$(52,537,568)	$(10,164,874)	$(62,702,442)
Total stockholders’ equity (deficit)	$2,034,328	$(9,274,712)	$(7,240,384)

	Statement of Income
Year ended May 31, 2005	As Previously Reported	Adjustments	As Restated
Change in fair value of warrant and derivative
liabilities	$-	$(7,563,564)	$(7,563,564)
Interest expense	$(2,820,170)	$(261,590)	$(3,081,760)
Total other expense	$(2,780,971)	$(7,825,154)	$(10,606,125)
Net loss	$(2,693,550)	$(7,825,154)	$(10,518,704)
LOSS PER COMMON SHARE:
Basic	$(0.01)	$(0.04)	$(0.05)
Diluted	$(0.01)	$(0.04)	$(0.05)

	Statement of Cash Flows
Year ended May 31, 2005	As Previously Reported	Adjustments	As Restated
Net loss	$(2,693,550)	$(7,825,154)	$(10,518,704)
Change in fair value of warrant and derivative
Liabilities	$-	$7,563,564	$7,563,564
Non-cash interest expense related to convertible debebtures, notes payable and warrants	$2,679,018	$261,590	$2,940,608

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment

Property and equipment consisted of the following at May 31, 2006 and 2005:

	2006	2005
Computer equipment and software	$33,587	$857,948
Furniture and fixtures	37,336	213,458
Laboratory equipment	-	35,673
	70,923	1,107,079
Less accumulated depreciation and amortization	(6,917)	(1,085,703)

Net property and equipment	$64,006	$21,376

Depreciation and amortization expense related to property and equipment was $24,591 and $46,026 for the years ended May 31, 2006 and 2005.

5. License Agreements

In February 2005, the Company entered into two separate licensing agreements with one customer for the Company’s patent portfolio and Ignite microprocessor technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for maintenance services. Maintenance under the agreement is expected to be provided over a period not to exceed four years. Maintenance revenue recognized during the years ended May 31, 2006 and 2005 was $25,000 and $6,250, respectively. The payment terms of the agreements required aggregate payments of $300,000 at the time of execution, three quarterly payments of $750,000 each on April 1, August 15, and November 15, 2005 and one final payment of $500,000 on February 15, 2006. The $500,000 payment due on February 15, 2006 was paid in March 2006. Total payments received in fiscal 2005 amounted to $1,050,000 and total payments received in fiscal 2006 amounted to $2,000,000. The agreements also provide for the future payment of royalties to the Company based on sales of product using the Ignite licensed technology. In connection with this license agreement, the Company became obligated to the former co-inventor of the patent portfolio technology for $207,600 pursuant to a July 2004 agreement under which the Company was obligated to pay a percentage of licensed proceeds to the co-inventor. The amount due was payable in four installments of $51,900; $54,063 remains outstanding at May 31, 2006, and is included in accrued contested fee payable. The Company has reviewed the potential obligation for future payments to the co-inventor of the patent portfolio technology in connection with entering into license agreements. The Company believes, based upon consultation with its legal counsel, that it has no further obligation to the co-inventor and has not provided an accrual for such amount. The Company is aware of a lawsuit filed against it by the co-inventor of the patent portfolio technology The Company intends to vigorously defend itself in this matter; however, it is possible that were the Company not to prevail in the suit, the ultimate amount payable to such co-inventor of the Ignite technology could be significant.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

6. Investment in Affiliated Company/License Agreement
On June 7, 2005, the Company entered into a Master Agreement (the “Master Agreement”) with Technology Properties Limited Inc., a California corporation (“TPL”), and Charles H. Moore (“Moore”), the co-inventor of certain of the Company’s technology, pursuant to which the Company and Moore resolved all legal disputes between them. Pursuant to the Master Agreement, the Company and TPL entered into the Limited Liability Company Operating Agreement of Phoenix Digital Solutions, LLC (the “LLC Agreement”) into which the Company and Moore contributed their rights to certain of the Company’s technologies. The Company believes, based upon consultation with its attorneys, it was not required by applicable law or other existing agreements to obtain approval for the contribution of the license rights to Phoenix Digital from stockholders or any parties other that its various warrant holders.

The Company and TPL each own 50% of the membership interests of Phoenix Digital, and each have the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, the Company and TPL agreed to establish a working capital fund for Phoenix Digital of $4,000,000, of which the Company’s contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. The Company and TPL are obligated to fund future working capital requirements at the discretion of the management committee of Phoenix Digital in order to maintain working capital of not more than $8,000,000. Neither the Company nor TPL is required to contribute more than $2,000,000 in any fiscal year. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement. Phoenix Digital has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of Phoenix Digital) for supporting efforts to secure licensing agreements by the other member on behalf of Phoenix Digital. During the year ended May 31, 2006, Phoenix Digital paid $2,500,000 to TPL pursuant to this commitment.

The Company is accounting for its investment in Phoenix Digital under the equity method of accounting, and accordingly has recorded its initial contribution of $2,000,000 and its 50% share of Phoenix Digital’s net income of $27,848,363 during the year ended May 31, 2006 as an increase in its investment. Cash distributions of $25,895,449 received from Phoenix Digital during the year ended May 31, 2006 have been recorded as a reduction in the Company’s investment. The Company’s investment in Phoenix Digital is $3,952,914 at May 31, 2006 and has been recorded as “Investment in Affiliated Company”. The Company has recorded its 50% share of Phoenix Digital’s net income as “Equity in Earnings of Affiliated Company” in the accompanying consolidated statement of operations for year ended May 31, 2006.

Concurrently with forming Phoenix Digital, the Company entered into a license agreement with a third party pursuant to which it received $10,000,000, which amount was recorded as license revenue during the quarter ended August 31, 2005. In connection with entering into the license agreement and forming Phoenix Digital, the Company incurred various cash and non-cash expenses. Direct, incremental cash costs incurred with the transactions included $170,000 paid to a committee of the Company’s board of directors for their efforts in consummating the transactions, approximately $1,328,000 paid to certain of the Company’s warrant holders to obtain their approval of the agreement and release of their lien and blocking rights. Additionally, $960,000 was paid to the former co-inventor of the technology.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

The Company also granted new warrants and agreed to re-price other outstanding warrants in order to obtain the necessary approvals from certain security interest holders as well as to obtain the release of their security interests in the Company’s intellectual property, and to finalize the LLC Agreement. The Company granted a warrant to TPL to acquire up to 3,500,000 shares of the Company’s common stock at a per share price of $0.125. The warrant has a term of seven years. At the date of grant, the right to acquire 1,400,000 common shares vested. The right to acquire the remaining 2,100,000 shares will vest in 700,000 increments only upon the Company’s common stock attaining a per share stock price of $0.50, $0.75 and $1.00. On February 21, 2006, February 22, 2006 and March 1, 2006 the rights to acquire the remaining 700,000 share increments vested as the Company’s stock price reached $0.50, $0.75 and $1.00, respectively. As additional consideration to the warrant holders for providing approval for the transaction, the Company agreed to reset the per share exercise price of approximately 35,000,000 warrants to $0.015 for which the warrant holders also conveyed other warrants to acquire 12,000,000 shares back to the Company. Further, the Company issued additional warrants to acquire approximately 290,000 shares of the Company’s common stock at a per share price of $0.03. The warrants issued and re-priced were valued using a Monte Carlo simulation model and the following assumptions: volatility of 101% to 229%, no dividends, risk-free interest rates of approximately 3.5% to 5.1%, and contractual terms ranging from two to seven years. The fair value of the warrants issued and re-priced in excess of previously recorded expense was approximately $83,000 and the fair value of the reconveyed warrants was approximately $622,000. These amounts, together with the direct, incremental cash costs previously described, are recorded as an expense and included in settlement and license expense in the year ended May 31, 2006.

On January 24, 2006, Phoenix Digital entered into a license agreement with a third party, pursuant to which it received $26,400,000 and on February 21, 2006 and February 24, 2006, Phoenix Digital entered into license agreements with third parties for $2,000,000 and $31,600,000, respectively.

The condensed balance sheet and statement of income of Phoenix Digital at May 31, 2006 and for the year then ended are as follows:

Condensed Balance Sheet

ASSETS:

Cash	$7,765,708
Prepaid expenses	15,000

Total assets	$7,780,708

LIABILITIES AND MEMBERS’ EQUITY:

Accounts payable and accrued expenses	$148,762

Members’ equity	7,631,946

Total liabilities and members’ equity	$7,780,708

Condensed Statement of Income

Revenues	$60,000,000
Operating expenses	4,486,955

Operating income	55,513,045

Interest income	183,682

Net income	$55,696,727

7. Accrued Liabilities

At May 31, 2006 and 2005, accrued liabilities consisted of the following:

	2006	2005
Due to co-inventor (Note 5)	$-	$155,700
Accrued lease obligation	23,323	100,000
Deferred maintenance fee	68,750	93,750
Compensation and benefits	62,657	80,049
Interest	-	75,654
	$154,730	$505,153

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

8. Convertible Debentures

From fiscal 2002 through fiscal 2005, the Company raised approximately $5,400,000 through the issuance of convertible debentures, having stated interest rates ranging from 8% to 12%, to a limited group of investors. The convertible debentures entitled the debenture holders to convert the principal, and any accrued interest thereon, into shares of the Company’s common stock for up to two years from the date of issuance.

The debentures were initially convertible into shares of common stock at conversion prices ranging from approximately $0.02 to $0.10 per share. The debentures contained provisions which allowed for the conversion rate to be reset on a periodic basis based on a comparison of the market price of the Company's common stock to the conversion price of the debentures. On those measurement dates where the market price was less than the conversion rate, a new conversion rate was set based on a weighted average of the market price for the ten days prior to the reset measurement date. As of May 31, 2005, the reset conversion rate on debentures outstanding ranged from $0.02 to $0.04.

Concurrent with the issuance of the convertible debentures, the Company issued to the debenture holders warrants to purchase shares of the Company's common stock. These warrants are exercisable for five years from the date of issuance at either initial negotiated exercise prices or prices equal to 115% of the volume weighted average price for our common stock for the ten days previous to the debenture date. The warrant exercise price is generally subject to being reset on each six-month anniversary of its issuance; however, if the warrant holder elects to have the warrant shares registered, then the exercise price is fixed at the price in effect on the date of the election.

Except for one debenture issued on March 23, 2004, the Company is responsible for registering the resale of the shares of its common stock which will be issued on the conversion of the debentures. As of May 31, 2005, there have been six registration statements. The convertible debentures were secured by substantially all assets of the Company.

The terms of the convertible debentures included certain features that are considered embedded derivative financial instruments, such as the conversion feature and a reset conversion feature which provided for a conversion of the debentures into shares of the Company’s common stock at a rate which was determined to be variable. Because the debentures were not conventional convertible debt, the Company was also required to record the related warrants at their fair values. The total of the derivative and warrant liabilities at May 31, 2005 was $9,274,712, consisting of the fair value of the conversion feature and reset feature of $3,602,365 and the fair value of the warrants of $4,029,634. In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debenture agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. The total fair value of the non-employee warrants at May 31, 2005 was $1,642,713.

During the years ended May 31, 2006 and 2005, the value of the warrant and derivative liabilities increased by $2,456,736 and $7,563,564, respectively, which is reflected as a component of other income (expense) in the accompanying consolidated statements of operations.

During the year ended May 31, 2006, the Company entered into two reset agreements with the debenture holders to fix the conversion price of the then outstanding debentures at their current price. The Company determined that one of the debt modifications did not result in a debt extinguishment under EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, or EITF Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues. In connection with the reset agreement of one of the outstanding debentures, the Company issued 7,000,000 warrants to the debenture holder as consideration for entering into the reset agreement. The

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Company determined that the issuance of the warrants, in connection with the reset agreement, resulted in a debt extinguishment under EITF Issue No. 96-19. Accordingly, the Company recorded the fair value of the warrants issued of $445,427 as a loss on debt extinguishment in the accompanying consolidated statement of operations for the year ended May 31, 2006.

During the year ended May 31, 2006, holders of debentures with a principal balance of $880,668 converted their debentures, together with accrued interest thereon of approximately $119,000, into 30,819,187 shares of the Company’s common stock. During the year ended May 31, 2005, the Company converted principal of $2,057,500 and related accrued interest of $112,436 into 64,886,139 shares of the Company’s common stock. As of May 31, 2006, all outstanding debentures have been repaid or converted into shares of the Company’s common stock.

As a result of the settlement of the remaining debentures during 2006, the Company reclassified $6,743,935 related to the fair values of all outstanding warrants at the date of settlement to additional paid-in capital.

The following table presents the status and activity of the Company’s convertible debentures as of May 31, 2006:

				Conversion Prices
Series	Dates of Issuance	Original Principal	Principal Balance at May 31, 2006	Initial	Reset	Effective Registration Date	Shares Converted as of May 31, 2006	Warrant Shares Issued

A	4/23/02-6/10/02	$1,000,000	$-	$0.08616-0.10289	$0.04190-0.04457	10/29/2002	24,099,548	12,859,175

B	8/23/02- 1/24/03	605,000	-	0.05126-0.0727	0.04381-0.04722	3/7/2003	14,777,350	11,234,835

C	3/24/02-6/9/03	510,000	-	0.041-0.065	0.041-0.065	6/26/2003	10,470,554	9,377,943

D	8/1/03-10/21/03	547,500	-	0.0172-0.048	0.0172-0.0477	11/18/2003	25,178,803	22,455,355

E	12/1/03-5/11/04	1,527,500	-	0.0267-0.10	0.0267-0.10	6/7/2004	46,794,618	30,395,392

F	3/23/04	723,168	-	0.09	0.09	Not Registered	20,877,430	8,035,192

G	9/28/04-1/17/05	232,500	-	0.016710-0.04	0.01670-0.04	5/22/2006	8,267,358	8,259,678

G	11/17/04-11/18/04	257,500	-	0.016710-0.04	0.01670-0.04	Not Registered	14,107,672	13,431,137

		$5,403,168	-				164,573,333	116,048,707

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Convertible debentures outstanding as of May 31, 2005 is as follows:

Convertible debentures issued	$5,403,168
Less amounts converted to common stock	(4,522,500)
880,668

Less debt discount	(412,879)
467,789

Less current portion	(421,847)

Long-term portion	$45,942

At May 31, 2005, the Company's convertible debentures were convertible into approximately 27,556,000 shares of the Company's common stock.

The terms of the convertible debentures include certain features that were considered embedded derivative financial instruments, such as the conversion feature and a reset conversion feature which provides for the conversion of the debentures into shares of the Company’s common stock at a rate which is variable. Because the debentures are not conventional convertible debt, the Company was required to record the derivative financial instruments and the warrants issued in connection with the convertible debentures at their fair values as of the issuance date of each of the debentures. The initial fair values assigned to the embedded derivatives related to convertible debentures issued during the year ended May 31, 2005 was $371,246. The initial fair values assigned to the warrants issued in connection with the convertible debentures during the year ended May 31, 2005 was $681,921. No convertible debentures or warrants in connection with convertible debentures were issued during the year ended May 31, 2006.

The Company recorded the fair value of the derivative instruments and warrants as a debt discount which was amortized to interest expense over the term of the convertible debentures. During the years ended May 31, 2006 and 2005, the Company recorded interest expense of $412,879 and $2,152,267, respectively, related to the amortization of the debt discount. If the total fair value of the derivative instruments and warrants was in excess of the proceeds received on the convertible debentures, the Company recorded the excess as additional interest expense. The Company recorded additional interest expense of $563,167 during the year ended May 31, 2005 related to the fair values of derivative instruments and warrants in excess of proceeds received. Since no convertible debentures or warrants in connection with convertible debentures were issued during the year ended May 31, 2006, no excess fair value was recorded during fiscal 2006.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

9. Stockholders’ Equity

During fiscal 2005, the Company’s shareholders approved an increase in the authorized number of common shares from 400,000,000 to 500,000,000.

Private Stock Offerings

On July 22, 2005, 625,000 shares of common stock valued at $0.13 per share (based on the fair value on the date of issuance) were issued to the co-inventor of certain technology. The Company recorded an expense of $81,250 in connection with the issuance of these shares.

On March 21, 2006, 193,548 shares of common stock valued at $1.53 per share (based on the fair value on the date of issuance) were issued to a former debenture holder in connection with a dispute regarding the number of shares of common stock issued upon conversion. The Company recorded an expense of $296,129 in connection with the issuance of these shares.

During fiscal 2005, 4,625,000 restricted shares of common stock were issued to a group of individual investors in exchange for $453,250. Additionally, the Company issued 796,000 shares of common stock, valued at $58,800, to a vendor in exchange for services, which was included in selling, general and administrative expenses.

During February 2006, the Company announced a dividend of $0.02 per share of common stock for stockholders of record and qualified warrant holders as of February 24, 2006. The dividend of $8,114,378 was paid in March 2006. In March 2006, the Company announced a dividend of $0.04 per share of common stock for stockholders of record and qualified warrant holders as of March 31, 2006. The dividend of $16,583,959 was paid in April 2006.

Warrants

At May 31, 2005, the Company had warrants outstanding to purchase 109,122,581 shares of common stock at exercise prices ranging from approximately $0.02 to $0.065 per share expiring at various dates through 2012. During fiscal 2005, the Company issued warrants to purchase 29,021,363 shares of common stock at exercise prices ranging from $0.02 to $0.08 per share and issued 38,358,511 shares of common stock on the exercise of warrants at exercise prices ranging from $0.02 to $0.05 per share.

At May 31, 2006, the Company had warrants outstanding to purchase 53,349,220 common shares at exercise prices ranging from $0.02 to $1.00 per share, expiring at various dates through 2012. Some of those outstanding warrants were not exercisable as of May 31, 2006 as they are subject to meeting vesting criteria. During the year ended May 31, 2006, the Company issued warrants to purchase 12,457,049 shares of common stock, investors exercised warrants to purchase 8,728,544 shares of common stock for proceeds of $470,657 and the Company had investors exercise warrants of 44,110,139 to purchase 41,245,473 shares of common stock on a cashless basis. During the year ended May 31, 2006, the Company cancelled warrants to purchase 13,391,727 shares of our common stock. Included in the aforementioned warrants issued during the year ended May 31, 2006 were warrants to purchase 300,000 shares of common stock issued to a consultant. The value of these warrants of $176,866 was recorded as an expense during the year ended May 31, 2006. The Company re-priced other warrants to purchase approximately 35,000,000 common shares to $0.015 during the year ended May 31, 2006 (see Note 5).

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Effective January 11, 2006, the Company entered into a warrant redemption agreement with a warrant holder, whereby at the Company's option, the Company agreed to redeem certain warrants representing the right to acquire an aggregate of up to 10,000,000 shares of the Company's common stock, through April 2006. The warrants may be redeemed in quantities not to exceed 2,000,000 warrants in any one calendar month, at a price equal to the product of (a) the volume weighted average of the daily volume weighted average prices of the Company's common stock for all trading days in the applicable calendar month, minus the exercise price of the warrant, multiplied by (b) the number of shares being redeemed from that warrant. On February 3, 2006, the Company agreed to redeem 2,000,000 warrants for $252,420 and payment for the redemption occurred in March 2006.

Effective February 9, 2006, the Company entered into “Reset Agreements” with certain warrant holders and received waivers from the warrant holders with regard to certain terms of certain warrants held by the warrant holders. Under the terms of the Reset Agreements, the Company and the warrant holders agreed to amend the terms of (i) each of the warrants of the Company held by the warrant holders such that the exercise price of the warrants is no longer subject to downward resets based on the trading price of the common stock of the Company, and (ii) each of the debentures of the Company held by the warrant holders such that the conversion price of the debentures is fixed at its current level. No additional expense was required for the modification of the exercise price of the warrants since the new fixed price of the warrants was equal to the original exercise price at date of issuance or was equal to the then reset price in effect for which the Company had previously recognized an expense for the modification (see Note 5). Under the terms of the Reset Agreements, the Company and the warrant holders also agreed to amend all of the agreements entered into between the Company and the warrant holders that limit the ability of the warrant holders to be the beneficial owner of more than 4.99% of the common stock of the Company to be amended to provide that the warrant holders may not, through the exercise of warrants, the conversion of debentures, or otherwise, be the beneficial owner of more than 9.99% of the common stock of the Company.

Under the terms of the waiver agreements, the warrant holders agreed to amend their rights under the terms of certain warrants held by each of them to receive a payment in the event of a payment of a dividend by the Company. Prior to entering into the waiver agreements, if at any time after the issuance date of the subject warrants, the Company made any distributions to holders of its common stock, the warrant holders would be entitled to receive a payment equal to the amount of such distribution which would have been payable to them had they owned the shares of common stock issuable upon exercise of the subject warrants as of the record date for the distribution. Under the terms of the waiver agreement, if the market price of the Company's common stock on the record date for a distribution is greater than or equal to $0.15 per share, the payment to the warrant holders would be reduced to the amount which would be payable to the warrant holders had they engaged in a cashless exercise of the subject warrants as of the record date for the distribution. In consideration for entering into the agreements, the Company issued warrants for the right to acquire 7,000,000 shares of the Company’s common stock to one warrant holder and recognized a loss on debt extinguishment of $445,427 (see Note 8).

On July 31, 2006, the Company received proceeds of $5,500 from the issuance of 50,000 shares of common stock in connection with the exercise of 50,000 stock options.

From June 1, 2006 through September 7, 2006, the Company received proceeds of $84,500 from the issuance of 395,000 shares of common stock in connection with the exercise of warrants. In addition, certain warrants holders received 2,891,322 shares of common stock in connection with the cashless exercise of warrants.

In connection with a previous debt agreement, the Company entered into an Antidilution Agreement (the “Antidilution Agreement”) with Swartz Private Equity, LLC (“Swartz”) wherein the Company was obligated to issue to Swartz warrants equal to 11% of the common stock issued between January 28, 2002 and March 11, 2002, 20% of the common stock issued between March 12, 2002 and April 1, 2003, and after April 1, 2003, 30% of the common stock issued to any parties other than Swartz. During the year ended May 31, 2005, the Company issued warrants to Swartz to purchase 7,330,548 shares of the Company’s common stock in connection with the Antidilution Agreement. There were no warrants issued during the year ended May 31, 2006 in connection with the Antidilution agreement. On October 10, 2006, the Company entered into an Approval Rights Agreement and Termination of Antidilution Agreement and Addendum to Warrants (the

“Termination Agreement”) with Swartz to terminate the Antidilution Agreement. In consideration for entering into the Termination Agreement, the Company agrees to obtain Swartz’s written approval at least 30 days prior to entering into (i) any acquisition of any business entity or asset of any kind where the aggregate number of shares of common stock and derivative securities (on a fully diluted basis) issued as consideration for the acquisition equals or exceeds 10% of the number of shares of common stock of the Company outstanding at the time of the acquisition (on a fully diluted basis) or (ii) any acquisition (regardless of size) by the Company of any business entity or asset of any kind that is not unanimously approved by the Company’s board of directors.

The following table presents outstanding warrants at May 31, 2006 and 2005:

	2006	2005

Issued in conjunction with:
Convertible debentures	40,769,009	75,196,854
Anti-dilution agreements	690,211	20,813,081
Equity lines of credit	-	9,965,369
Waiver agreements	7,000,000	-
Other	4,890,000	3,147,277

Total warrants outstanding	53,349,220	109,122,581

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

1996 Stock Option Plan

Effective March 1996, as amended, the Company adopted the 1996 Stock Option Plan. Under the 1996 Stock Option Plan, which expired March 24, 2006, options to purchase up to 4,000,000 shares of common stock of the Company may be granted to either full or part time employees, directors and consultants of the Company at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 1996 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal years ended May 31, 2006 and 2005, the Company granted options to purchase 50,000 and 645,000 shares of common stock, respectively, under the 1996 Stock Option Plan.

2001 Stock Option Plan

The 2001 Stock Option Plan, which expires in February 2011, provides for the granting of options to purchase up to 3,000,000 shares of the Company’s common stock to either full or part time employees, directors and consultants of the Company at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2001 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal years ended May 31, 2006 and 2005, the Company granted options to purchase 145,000 and 1,150,000 shares of its common stock, respectively, under this plan.

2003 Stock Option Plan

The 2003 Stock Option Plan, which expires in 2013, provides for the granting of options to acquire up to 6,000,000 shares of the Company’s common stock to either full or part time employees, directors and consultants of the Company at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2003 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal years ended May 31, 2006 and 2005, the Company granted options to purchase 1,550,000 and 1,695,000 shares of the Company’s common stock at market value, respectively, under this plan.

2006 Stock Option Plan

Effective March, 2006 the Company adopted the 2006 Stock Option Plan, which expires in 2016. The 2006 Stock Option Plan provides for the granting of options to acquire up to 5,000,000 shares, with a limit of 3,000,000 Incentive Stock Option (ISO) shares of the Company’s common stock to either full or part time employees, directors and consultants of the Company at a price not less than the fair market value on the date of grant. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2006 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal year ended May 31, 2006, the Company granted options to purchase 2,050,000 shares of the Company’s common stock at market value, 192,857 of which were ISOs. In connection with these option grants, the Company recognized compensation expense of $120,000 related to options granted below the fair market value of the Company’s common stock at the date of grant.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the Company to provide pro forma information regarding net income or loss and net income or loss per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the two years ended May 31, 2006 and 2005, respectively: dividend yield of zero percent for both years; expected volatility of 115% to 158% and 121 % to 129%, risk-free interest rates of 3.8 % to 5.0% and 3.4% to 4.0%; and expected lives of five years and three to five years.

A summary of the status of the Company’s stock option plans and warrants as of May 31, 2006 and 2005 and changes during the years ended on those dates is presented below:

	Options		Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, June 1, 2004	7,003,000	$0.21	121,349,420	$0.05
Granted	3,490,000	0.08	29,021,363	0.04
Cancelled	(2,675,000)	0.31	(2,889,691)	0.07
Exercised	(670,000)	0.05	(38,358,511)	0.03

Outstanding, May 31, 2005	7,148,000	0.13	109,122,581	0.04
Granted	3,795,000	0.46	12,457,049	0.09
Cancelled	(1,387,000)	0.30	(13,391,727)	0.05
Repurchased	-	-	(2,000,000)	0.02
Exercised	(4,096,000)	0.09	(52,838,683)	0.03

Outstanding, May 31, 2006	5,460,000	$0.34	53,349,220	$0.05

Exercisable, May 31, 2005	5,748,000	$0.14	108,622,581	$0.04

Exercisable, May 31, 2006	5,115,000	$0.35	52,849,220	$0.05

Weighted average fair value of options and warrants granted during the year ended May 31, 2005		$0.04		$0.05

Weighted average fair value of options and warrants granted during the year ended May 31, 2006		$0.49		$0.19

Included in the above table are certain options for which vesting is contingent based on various future performance measures.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about stock options and warrants outstanding at May 31, 2006:

		Outstanding			Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Options	$0.05-0.08	975,000	2.88	$0.07	725,000	$0.06
	0.10-0.17	2,390,000	3.74	0.14	2,390,000	0.14
	0.70	2,095,000	4.99	0.70	2,000,000	0.70
	$0.05-0.70	5,460,000	4.06	$0.34	5,115,000	$0.35

Warrants	$0.02-0.03	28,020,398	5.84	$0.02	28,020,398	$0.02
	0.04-0.08	20,138,822	5.39	0.05	19,638,822	0.05
	0.10-1.00	5,190,000	5.94	0.15	5,190,000	0.15
	$0.02-1.00	53,349,220	5.68	$0.05	52,849,220	$0.05

10. INCOME TAXES

No provision for income taxes was recorded for the years ended May 31, 2006 and 2005 due to the significant net operating loss carryforwards.

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended May 31:

	2006	2005
		(As restated, see Note 3)
Federal income tax rate	34.0%	34.0%
State income tax rate, net of Federal effect	-%	-%
(Decrease) Increase in valuation allowance and other	(34.0)%	(34.0)%

Effective income tax rate	-%	-%

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of asset and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows as of May 31:

	2006	2005
		(As restated, see Note 3)

Deferred tax assets:
Net operating loss carryforwards	$12,628,402	$13,488,125
Accruals	1,474,050	1,888,087
Basis difference in fixed assets	51,259	68,435
Investment in affiliated company	(11,497,984)	-
Inventory and other reserves	-	41,446
Credits	289,318	329,583
Less: valuation allowance	(2,945,045)	(15,815,676)

Net deferred tax assets	$-	$-

As of May 31, 2006 and 2005, valuation allowances equal to the net deferred tax asset recognized have been recorded as management has not determined that it is more likely than not that the deferred tax asset will be realized. No current tax provision was recorded for fiscal 2006 and 2005 due to reported net losses and significant net operating loss carryforwards. The valuation allowance decreased by $12,870,631 and $46,182 during the years ended May 31, 2006 and 2005 respectively.

At May 31, 2006, the Company has federal net operating loss carryforwards of approximately $ 34,169,000 that expire during the years 2007 through 2024. At May 31, 2005 the federal net operating loss carryforwards were approximately $34,218,000 expiring 2006 through 2024. All losses are subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended. As such, certain federal net operating loss carryforwards may expire unused and per year availability may be subject to change of ownership limitations under Internal Revenue Code Section 382.

At May 31, 2006 the Company has state net operating loss carryforwards of approximately $17,354,000 that expire during the years 2004 through 2013, at May 31, 2005 state net operating loss carryforwards were approximately $19,173,000 expiring during the years 2003 through 2013. The state of California suspended the utilization of net operating losses for 2002 and 2003 and removed the suspension in 2004.

11. Commitments and Contingencies

Litigation

Beatie and Osborne, LLP v. Patriot Scientific Corporation

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Beatie and Osborne, LLP is a New York law firm that formerly represented the Company in the Inventorship Litigation and the Infringement Litigation. On March 8, 2005, Beatie and Osborne was disqualified by United States District Judge Jeremy Fogel in the Inventorship Litigation. Beatie and Osborne thereafter withdrew from the representation of the Company in the Infringement Litigation. Beatie and Osborne initiated litigation in the Supreme Court of New York on June 8, 2005 claiming breach of contract, quantum meruit, and unjust enrichment and alleging claims against the Company, and former Company representatives, Jeffrey Wallin and Lowell Giffhorn, for fraud and interference with contractual relationship. Beatie and Osborne claimed a contingency fee under the terms of its contingency fee agreement with respect to licensing agreements entered into, and possibly with respect to license agreements to be entered into, by the Company. The Company caused a removal of the Beatie and Osborne lawsuit to the United States District Court for the Southern District of New York and moved to transfer the action to the Southern District of California. The transfer motion was denied on May 9, 2006, but Wallin and Giffhorn were ordered dismissed from the action at that time. The circumstances of the disqualification of Beatie and Osborne in the Inventorship Litigation and its withdrawal from the Infringement Litigation were claimed by the Company to have worked a forfeiture of any rights in Beatie and Osborne to a contingency fee of any kind. In July, 2006 the Company and Beatie and Osborne reached a settlement agreement whereby the Company has paid Beatie and Osborne $340,000 and Beatie and Osborne has retained $96,000 of the Company's funds in its possession through a retainer account. This settled the case in full.

Patriot Scientific Corporation v. Russell Fish

On April 6, 2006, we filed a declaratory relief lawsuit against Russell Fish and The Fish Family Trust in the United States District Court for the Southern District of California. As a consequence of licensing agreements entered into by or on behalf of Patriot, Mr. Fish has presented demands for payment by us under his July 2004 agreement related to the Inventorship Litigation. We contend that Mr. Fish has been paid all sums that may have been owed to him. Our action seeks declaratory relief that no further sums are owed to Mr. Fish. Also, on April 6, 2006, Fish and, later, Robert Anderson, allegedly as trustee of The Fish Family Trust, filed a lawsuit against the Company in the District Court of Dallas County, Texas. The case was subsequently removed to the United States District Court for the Northern District of Texas. The lawsuit is based on an alleged breach of the contract entered into on July 27, 2004 and seeks enforcement of the contract or damages. The California action has been transferred to the Northern District of Texas. A mediation commenced on September 11, 2006 and is continuing while the proceedings are stayed.

Lowell Giffhorn Arbitration

On September 23, 2005, Lowell Giffhorn, a former executive officer and a former director of Patriot, submitted a demand for arbitration with the American Arbitration Association related to the termination of Mr. Giffhorn's employment with the Company. Mr. Giffhorn asserts that the termination of his employment with the Company was unlawful, retaliatory, wrongful, violated public policy, violated the covenant of good faith and fair dealing and violated securities laws. Mr. Giffhorn has demanded damages of approximately $4,500,000 (excluding claims for punitive damages and attorneys fees). The Company denies the allegations and believes the claims to be frivolous and totally devoid of merit. The Company has retained litigation counsel and intends to vigorously defend the claims. The amount, if any, of ultimate liability with respect to the foregoing cannot be determined. Despite the inherent uncertainties of litigation, the Company at this time does not believe that Mr. Giffhorn's claim will have a material adverse impact on its financial condition, results of operations, or cash flows.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Patent Litigation

Pursuant to the joint venture that the Company entered into in June 2005 with Technology Properties Ltd. (in settlement of inventorship/ownership litigation between the parties, and in return for a 50-50 sharing of net licensing and enforcement revenues), the Company granted Technology Properties Ltd. (TPL) the complete and exclusive right to enforce and license its microprocessor patent portfolio. The Company then dismissed its patent infringement claims against Fujitsu Computer Systems, Inc.; Matsushita Electric Corporation of America; NEC Solutions (America) Inc.; Sony Electronics Inc.; and Toshiba America Inc., which had been pending in the Federal District Court for the Northern District of California. Thereafter, TPL, on behalf of the TPL/Patriot joint venture and Patriot, filed patent infringement actions against the foregoing defendants (except Sony) in the Federal District Court for the Eastern District of Texas, which litigation is currently pending. Litigation is not currently pending with regard to Fujitsu.

In February 2006, a license agreement was entered into with Fujitsu Corporation regarding the Company's patent portfolio, and in connection with that transaction, litigation involving Fujitsu and TPL and the Company in both California and Texas was dismissed.

Profit Sharing Plan

The Company has a savings and profit-sharing plan that allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the Company’s discretion, the Company may match contributions at 20% of the employee’s contribution up to 6% of the employee’s salary. The Company contributions are vested 20% per year beginning with the first year of service. The Company made no matching contributions to the plan in fiscal 2006 or 2005 and on December 31, 2005, the Company terminated the plan.

401(k) Plan

In January 2006, the Company adopted a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. The Company matches 50% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation. Participants fully vest in the Company’s contributions after three years of vesting service. The Company’s matching contributions during fiscal year 2006 were $1,833.

Employment Contract

During the quarter ended August 31, 2005, the Company terminated two of its officers, each of whom had an employment contract with the Company. One of the officers agreed to accept as severance approximately $150,000 and to have the maturity date of options held by him extended for one year. $6,058 remains outstanding to him at May 31, 2006. Further, the Company agreed to accelerate the vesting of all outstanding options held by the officer and to extend their term to June 2006. The Company recorded an expense of approximately $125,000 related to this option modification in the quarter ended August 31, 2005.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

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

Guarantees and Indemnities

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

Operating Leases

The Company has a non-cancelable operating lease for its office and manufacturing facilities located in San Diego, California which expires in July 2006. In February 2006 the Company moved its operations to the Carlsbad, California facility. Due to the move, the Company accrued its remaining contractual lease obligation related to this space. Rent expense for fiscal 2006 and 2005 was $103,245 and $180,527, respectively.

The Company has a non-cancelable operating lease agreement for its Carlsbad, California office facility. Future minimum lease payments required under the operating lease are $92,904, $92,904, and $69,678 in fiscal years ended 2007, 2008, and 2009, respectively. Rent expense for fiscal 2006 was $30,976.

12. Segment Information

The Company is engaged in one business segment, the development and marketing of microprocessor technology related products and licenses. During the fiscal years ended May 31, 2006 and 2005, the Company’s product sales of high technology computer products and licenses were approximately $285,000 and $9,000, respectively. During fiscal 2005, sales of telecommunication products and licenses were $16,000. Substantially all of the Company’s products were sold to customers located in the United States. During the year ended May 31, 2006, one customer accounted for 92% of the Company’s total product sales and during the year ended May 31, 2005 there were no major customers related to the Company’s product sales. During the year ended May 31, 2006, as described in Note 5, the Company earned $10,000,000 in connection with entering into a license agreement and receives proceeds from Phoenix Digital Solutions, LLC for license agreements originated by this joint venture. No amounts were due from these licenses at May 31, 2006.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

13. Subsequent Events

During the period June 1, 2006 through October 3, 2006, Phoenix Digital entered into license agreements with third parties, pursuant to which it received aggregate proceeds totaling $32,699,000.

As disclosed in Note 4 and Note 11, in July 2006 the Company settled all claims with a former legal advisor relating to claims against the Company for intellectual property negotiations. The Company has accrued a liability of $340,000 as of May 31, 2006 in connection with the settlement of this matter.

In July 2006, the Company commenced its stock buyback program by which the Company repurchases its outstanding common stock on the open market. During July 2006, the Company purchased 2,075,003 shares under the program at an aggregate cost of $1,839,085. On September 19, 2006, the Company resumed the stock buyback program and purchased 1,199,824 shares at an aggregate cost of $934,490.

On October 10, 2006, the Company entered into an Approval Rights Agreement and Termination of Antidilution Agreement and Addendum to Warrants (the “Termination Agreement”) with Swartz to terminate the Antidilution Agreement (see Note 9).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: October 13, 2006	PATRIOT SCIENTIFIC CORPORATION

/s/ DAVID H. POHL

David H. Pohl
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID H. POHL
	President, Chief Executive Officer, and	October 13, 2006
David H. Pohl	Director

/S/ THOMAS J. SWEENEY
	Chief Financial Officer and Principal	October 13, 2006
Thomas J. Sweeney	Accounting Officer

/S/ CARLTON M. JOHNSON

	Director	October 13, 2006
Carlton M. Johnson

/S/ GLORIA H. FELCYN

	Director	October 13, 2006
Gloria H. Felcyn

/S/ HELMUT FALK, JR.

	Director	October 13, 2006
Helmut Falk, Jr.

/S/ JAMES L. TURLEY

	Director	October 13, 2006
James L. Turley