Form 10KSB/A
period 2004-05-31
PATRIOT SCIENTIFIC CORP
filed 2006-10-17
CIK 836564

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

Common Stock, $.00001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for its most recent fiscal year (May 31, 2006) was $10,309,709 (which does not include approximately $27,848,000 in income resulting from the Company’s investment in Phoenix Digital Solutions, LLC). Issuer’s net income for its most recent fiscal year (May 31, 2006) was $28,672,688.

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

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-KSB for the year ended May 31, 2004 is being filed in conjunction with our decision to restate and re-audit the audited financial statements contained in our report on Form 10-KSB for the fiscal year ended May 31, 2004 (the “2004 10-KSB”), filed with the Securities and Exchange Commission on August 19, 2004. Our board of directors determined, on September 8, 2006, that the original financial statements for the periods in question should no longer be relied upon. We have filed a Form 8-K and an amendment thereto on Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review for the restatement.

As disclosed in Item 8B in our Form 10-KSB for the year ended May 31, 2006, the Audit Committee of our Board of Directors authorized us to amend and restate our financial statements and other financial information for the year ended May 31, 2005, and the quarters ended August 31, 2005, November 30, 2005, and February 28, 2006, as a result of a change in judgment regarding (i) the accounting treatment for our previously outstanding convertible debentures and (ii) our accounting treatment of our interest in Phoenix Digital Solutions, LLC. The issue pertaining to the convertible debentures also relates to the previous years ended May 31, 2004, 2003 and 2002. See the Notes to the 2006 consolidated financial statements for more information and for significant subsequent events.

TABLE OF CONTENTS

PART II

Item 7. Financial Statements	4

Item 8A. Controls and Procedures	4

PART III

Item 13. Exhibits	5

PART II

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this item begin on page F-1 with the index to consolidated financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of May 31, 2004, the end of the period to which this annual report relates, we have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of May 31, 2004, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the following two discrete issues, that pertain to material weaknesses, discussed in more detail, below.

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

Effect of Restatement on Disclosure Controls

As disclosed in Item 8B in our Form 10-KSB for the year ended May 31, 2006, the Audit Committee of our Board of Directors authorized us to amend and restate our financial statements and other financial information for the year ended May 31, 2005, and the quarters ended August 31, 2005, November 30, 2005, and February 28, 2006, as a result of a change in judgment regarding (i) the accounting treatment for our previously outstanding convertible debentures and (ii) our accounting treatment of our interest in Phoenix Digital Solutions, LLC. The issue pertaining to the convertible debentures also relates to the previous years ended May 31, 2004, 2003, 2002. See the Notes to the 2006 consolidated financial statements for more information.

In connection with the restatement, and in light of the change in judgment which gave rise to it, our Chief Executive Officer and our Chief Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB for the year ended May 31, 2004.  The certifying officers determined that disclosure controls and procedures were not effective as a consequence of the material weaknesses described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of the restatements described above, the following material weaknesses were identified in the Company's assessment of the effectiveness of disclosure controls and procedures as of May 31, 2004:

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

Report of Corbin & Company, LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2004, 2003 and 2002

Consolidated Statements of Operations for the Years Ended May 31, 2004, 2003 and 2002

Consolidated Statement of Stockholders’ Deficit for the Years Ended May 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended May 31, 2004, 2003 and 2002

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

Exhibit No.	Document

2.3	Form of Exchange Offer dated December 4, 1996 between the Company and certain shareholders of Metacomp, Inc. incorporated by reference to Exhibit 2.3 to Form 8-K filed January 9, 1997*
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

3.5	Certificate of Merger issued by the Delaware Secretary of State on May 8, 1992, incorporated by reference to Exhibit 3.5 to Form 8-K dated May 12, 1992*
3.6	Certificate of Merger issued by the Colorado Secretary of State on May 12, 1992, incorporated by reference to Exhibit 3.6 to Form 8-K dated May 12, 1992*
3.7	Bylaws of the Company, incorporated by reference to Exhibit 3.7 to Form 8-K dated May 12, 1992*
4.1	Specimen common stock certificate, incorporated by reference to Exhibit 4.1 Form 8-K dated May 12, 1992*

Exhibit No.	Document

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

Exhibit No.	Document

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

Exhibit No.	Document

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

4.29	Approval Rights Agreement and Termination of Antidilution Agreement and Addendum to Warrants dated October 10, 2006, incorporated by reference to Exhibit 4.29 to Form 10-KSB filed October 13, 2006*
10.1	1992 Incentive Stock Option Plan of the Company, incorporated by reference to Exhibit 10.1 to Form 8-K dated May 12, 1992*
10.1.1	Amendment to 1992 Incentive Stock Option Plan dated January 11, 1995, incorporated by reference to Exhibit 10.1.1 to Form S-8 filed July 17, 1996*
10.2	1992 Non-Statutory Stock Option Plan of the Company, incorporated by reference to Exhibit 10.2 to Form 8-K dated May 12, 1992*
10.2.1	Amendment to 1992 Non-Statutory Stock Option Plan dated January 11, 1995 incorporated by reference to Exhibit 10.2.1 to Form 10-KSB for fiscal year ended May 31, 1996, filed August 16, 1996*
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

Exhibit No.	Document

10.16	Employment Agreement dated January 1, 1997 between the Company and Norman J. Dawson incorporated by reference to Exhibit 10.16 to Form 10-KSB for fiscal year ended May 31, 1997, filed July 18, 1997*
10.17	Employment Agreement dated January 1, 1997 between the Company and Jayanta K. Maitra incorporated by reference to Exhibit 10.17 to Form 10-KSB for fiscal year ended May 31, 1997, filed July 18, 1997*
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

10.37	Employment Agreement dated September 1, 2004 between the Company and Lowell W. Giffhorn incorporated by reference to Exhibit 10.37 to Registration Statement on Form SB-2 filed February 2, 2005*
10.38	IGNITE License Agreement with Advanced Micro Devices, Inc., dated February 21, 2005, incorporated by reference to Exhibit 10.38 to Form 10-KSB filed October 13, 2006*
10.39	Patent Portfolio License Agreement with Advanced Micro Devices, Inc., dated February 21, 2005, incorporated by reference to Exhibit 10.39 to Form 10-KSB filed October 13, 2006*
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

10.42	Limited Liability Company Operating Agreement of JV LLC, a Delaware limited liability company, dated as of June 7, 2005, incorporated by reference to Exhibit 10.42 to Form 8-K filed June 15, 2005*

Exhibit No.	Document

10.43	Agreement for Part-Time Employment dated August 3, 2005 between the Company and Thomas J. Sweeney, incorporated by reference to Exhibit 99.3 to Form 8-K filed August 9, 2005*
14.1	Code of Ethics for Senior Financial Officers incorporated by reference to Exhibit 14.1 to Form 10-K for the fiscal year ended May 31, 2003, filed August 29, 2003*
21.1	Subsidiaries of the small business issuer, incorporated by reference to Exhibit 21.1 to Form 10-KSB filed October 13, 2006*
31.1	Certification of David H. Pohl, CEO, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Thomas J. Sweeney, CFO, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of David H. Pohl, CEO, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Thomas J. Sweeney, CFO, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Form of ISO Plan Option (Gaspar) dated May 29, 1992, incorporated by reference to Exhibit 28.2 to registration statement on Form SB-2, file no. 33-57858*
99.2	Form of NSO Plan Option (Berlin) dated May 29, 1992, incorporated by reference to Exhibit 28.3 to registration statement on Form SB-2, file no. 33-57858*
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

99.5	Press Release of the Company dated November 4, 1996 incorporated by reference to Exhibit 99.5 to Form 8-K filed January 9, 1997*
99.6	Form of Incentive Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8 filed March 26, 2001*
99.7	Form of Non-Qualified Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.7 to Registration Statement on Form S-8 filed March 26, 2001*
99.8	Form of Incentive Stock Option Agreement to the Company’s 2003 Stock Option Plan incorporated by reference to Exhibit 99.8 to Registration Statement on Form S-8 filed September 4, 2003*
99.9	Form of Non-Qualified Stock Option Agreement to the Company’s 2003 Stock Option Plan incorporated by reference to Exhibit 99.9 to Registration Statement on Form S-8 filed September 4, 2003*

*	Previously filed in indicated registration statement or report.

**	Exhibit filed herewith this Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004

Patriot Scientific Corporation

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of May 31, 2004, 2003 and 2002	F-3

Consolidated Statements of Operations for the Years Ended May 31, 2004, 2003 and 2002	F-4

Consolidated Statement of Stockholders’ Deficit for the Years Ended May 31, 2004, 2003 and 2002	F-5

Consolidated Statements of Cash Flows for the Years Ended May 31, 2004, 2003 and 2002	F-6 to F-7

Summary of Accounting Policies	F-8 to F-12

Notes to Consolidated Financial Statements	F-13 to F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Patriot Scientific Corporation

We have audited the accompanying consolidated balance sheets of Patriot Scientific Corporation (the “Company”) as of May 31, 2004, 2003 and 2002, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the three-year period ended May 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Patriot Scientific Corporation at May 31, 2004, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying consolidated financial statements for the years ended May 31, 2004, 2003 and 2002 have been restated.

CORBIN & COMPANY, LLP
Irvine, California
October 11, 2006

PATRIOT SCIENTIFIC CORPORATION
Consolidated Balance Sheets
	May 31,
ASSETS	2004	2003	2002
	(As restated, see NOTE 1)
Current assets:
Cash and cash equivalents	$355,940	$32,663	$88,108
Marketable securities	22,646	-	-
Accounts receivable, net of allowance for doubtful accounts of $0, $10,000 and $6,000	1,225	3,866	4,797
Prepaid expenses	322,068	93,030	35,749
Total current assets	701,879	129,559	128,654

Property and equipment, net	68,389	153,530	285,488

Other assets, net	41,221	53,220	330,863

Patents and trademarks, net of accumulated amortization of $501,235, $450,926 and $400,158	114,739	128,925	189,521

	$926,228	$465,234	$934,526

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Secured note payable, net of debt discount of $0, $0 and $464,273	$-	$635,276	$171,003
Current portion of 8% convertible debentures, net of debt discount of $27,180, $103,121 and $0	145,320	121,879	-
Secured notes payable to stockholders	100,000	180,000	-
Accounts payable	134,600	397,180	385,255
Accrued liabilities	160,102	245,822	211,291
Current portion of capital lease obligations	8,020	6,405	5,116
Total current liabilities	548,042	1,586,562	772,665

8% Convertible debentures, net of debt discount of $2,047,966, $709,890 and $216,617	227,701	280,110	291,383
Warrant and derivative liabilities	5,872,662	3,492,561	1,441,040
Long-term portion of capital lease obligation	2,306	10,326	16,731
Total liabilities	6,650,711	5,369,559	2,521,819

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none outstanding	-	-	-
Common stock, $0.00001 par value; 400,000,000, 200,000,000, and 200,000,000 shares authorized; 171,156,363, 106,547,807 and 81,465,757 shares issued and outstanding	1,712	1,066	815
Additional paid-in capital	46,457,543	41,517,464	39,594,926
Accumulated deficit	(52,183,738)	(46,422,855)	(41,103,034)
Note receivable	-	-	(80,000)
Total stockholders’ deficit	(5,724,483)	(4,904,325)	(1,587,293)

	$926,228	$465,234	$934,526

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated financial statements

PATRIOT SCIENTIFIC CORPORATION
Consolidated Statements of Operations

	Years Ended May 31,
	2004	2003	2002
	(As restated, see NOTE 1)
Net sales:
Product	$74,017	$108,403	$358,809
Licenses and royalties	2,400	15,500	-
Net sales	76,417	123,903	358,809

Cost of sales:
Product costs	10,472	18,660	244,547
Inventory obsolescence	-	-	149,433
Cost of sales	10,472	18,660	393,980

Gross profit (loss)	65,945	105,243	(35,171)

Operating expenses:
Research and development	549,756	723,287	1,372,421
Selling, general and administrative	1,253,559	1,821,902	2,708,579
Operating expenses	1,803,315	2,545,189	4,081,000

Operating loss	(1,737,370)	(2,439,946)	(4,116,171)

Other income (expense):
Gain on sale of technology	75,500	-	-
Loss on marketable securities	(45,354)	-	-
Interest income	270	191	2,662
Interest expense	(4,218,452)	(2,638,892)	(875,555)
Change in fair value of warrant and derivative liabilities	164,523	(241,174)	204,720
Other expense, net	(4,023,513)	(2,879,875)	(668,173)

Net loss	$(5,760,883)	$(5,319,821)	$(4,784,344)

Basic and diluted loss per common share	$(0.04)	$(0.06)	$(0.07)

Weighted average number of common shares outstanding during the period - basic and diluted	139,767,276	93,791,470	66,810,028

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated financial statements

PATRIOT SCIENTIFIC CORPORATION
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Years Ended May 31, 2004, 2003 and 2002	As restated, see NOTE 1

Balance, June 1, 2001	57,535,411	$575	$37,240,503(1)	$(36,318,690)	$922,388

Issuance of common stock at $.07 to $.30 per share	4,888,680	49	879,556	-	879,605
Exercise of common stock warrants and options at $.25 to $.32 per share	241,666	3	73,830	-	73,833
Issuance of options for services	-	-	106,926	-	106,926
Issuance of common stock for services at $.09 per share	2,200,000	22	197,978	-	198,000
Exchange of notes payable at $.07 to $.09 per share	16,600,000	166	1,552,885	-	1,553,051
Value of warrants issued	-	-	440,935	-	440,935
Reclassification of warrant and derivative liabilities	-	-	(977,687)	-	(977,687)
Net loss	-	-	-	(4,784,344)	(4,784,344)

Balance, May 31, 2002	81,465,757	815	39,514,926(1)	(41,103,034)	(1,587,293)

Issuance of common stock at $.03 to $.05 per share	3,765,266	38	120,312	-	120,350
Collection of note receivable	-	-	80,000	-	80,000
Issuance of common stock for services at $.04 to $.06 per share	2,780,000	28	148,772	-	148,800
Conversion of debentures plus accrued interest at $.04 to $.05 per share	18,536,784	185	836,375	-	836,560
Reclassification of warrant and derivative liabilities associated with debt conversions and warrant exercises	-	-	817,079	-	817,079
Net loss	-	-	-	(5,319,821)	(5,319,821)

Balance, May 31, 2003	106,547,807	1,066	41,517,464	(46,422,855)	(4,904,325)

Issuance of common stock at $.025 to $.034 per share	1,800,752	18	50,422	-	50,440
Exercise of warrants and options at $.0172 to $.04 per share	11,184,175	112	331,995	-	332,107
Issuance of common stock for services at $.043 to $.117 per share	1,126,496	11	59,841	-	59,852
Conversion of debentures plus accrued interest at $.017 to $.064 per share	50,497,133	505	1,757,123	-	1,757,628
Reclassification of warrant and derivative liabilities associated with debt conversions and warrant exercises	-	-	2,740,698	-	2,740,698
Net loss	-	-	-	(5,760,883)	(5,760,883)

Balance, May 31, 2004	171,156,363	$1,712	$46,457,543	$(52,183,738)	$(5,724,483)

(1) Additional paid-in capital included a note receivable of $80,000 and additional paid-in capital of $37,320,503 and $39,594,926 at May 31, 2001 and 2002, respectively.

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated financial statements

PATRIOT SCIENTIFIC CORPORATION
Consolidated Statements of Cash Flows
	Years Ended May 31,
	2004	2003	2002
	(As restated, see NOTE 1)
Cash flows from operating activities:
Net loss	$(5,760,883)	$(5,319,821)	$(4,784,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	135,450	258,915	285,759
Provision for doubtful accounts	-	24,000	76,000
Provision for inventory obsolescence	-	-	149,433
Non-cash interest expense related to convertible debentures, notes payable and warrants	4,069,350	2,495,305	826,444
Gain on sale of technology	(75,500)	-	-
Unrealized loss on marketable securities	45,354	-	-
Expense related to common stock, options and warrants issued for services	59,852	148,800	216,500
Change in fair value of warrant and derivative liabilities	(164,523)	241,174	(204,720)
Changes in operating assets and liabilities:
Accounts receivable	(18,639)	(33,346)	(45,973)
Inventories	-	-	73,960
Prepaid and other assets	(217,039)	216,195	(200,834)
Accounts payable and accrued expenses	(149,394)	83,016	(24,759)

Net cash used in operating activities	(2,075,972)	(1,885,762)	(3,632,534)

Cash flows from investing activities:
Collection of note receivable	-	60,000	-
Proceeds from sale of technology	7,500	-	-
Purchase of property, equipment and patents	(36,123)	(62,194)	(146,156)

Net cash used in investing activities	(28,623)	(2,194)	(146,156)

Cash flows from financing activities:
Proceeds from issuance of secured notes payable	12,320	180,000	1,790,000
Payments for capital lease obligations	(6,405)	(5,116)	(3,148)
Proceeds from issuance of convertible debentures	2,175,000	1,507,000	508,000
Proceeds from issuance of common stock	50,440	120,350	879,605
Proceeds from exercise of common stock warrants and options	175,237	-	73,833
Proceeds from sale of accounts receivable	21,280	30,277	154,158

Net cash provided by financing activities	2,427,872	1,832,511	3,402,448

Net change in cash and cash equivalents	323,277	(55,445)	(376,242)

Cash and cash equivalents, beginning of year	32,663	88,108	464,350

Cash and cash equivalents, end of year	$355,940	$32,663	$88,108

PATRIOT SCIENTIFIC CORPORATION
Consolidated Statements of Cash Flows

	Years Ended May 31,
Supplemental Disclosure of Cash Flow Information:	2004	2003	2002
	(As restated, see NOTE 1)
Cash paid during the year for:
Interest	$17,220	$15,083	$19,719
Income taxes	$-	$-	$-

Supplemental Schedule of Non-Cash Investing Activities:

Convertible debentures, notes payable and accrued interest exchanged for common stock	$1,757,628	$836,560	$1,154,725
Common stock issued for prepaid services	$-	$-	$198,000
Common stock, warrants and options issued for prepaid services	$-	$-	$106,296
Capital lease obligation incurred for purchase of property and equipment	$-	$-	$24,996
Debt discount recorded on issuance of secured notes payable and convertible debentures	$2,898,167	$1,740,000	$1,005,111
Conversion of secured notes payable to debenture	$723,167	$-	$-
Cancellation of secured note payable and accrued interest for exercise of warrants	$110,707	$-	$-
Reclassification of warrant and derivative liabilities	$-	$-	$977,687
Reclassification of warrant and derivative liabilities associated with debt conversions and warrant exercises	$2,740,698	$817,079	$-

PATRIOT SCIENTIFIC CORPORATION
Summary of Accounting Policies
ORGANIZATION AND BUSINESS

Patriot Scientific Corporation (the "Company", “we”, “us” or “our”) is engaged in the development, marketing, and sale of patented microprocessor technology and the sale of high-performance high-speed data communication products.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 and 2002 financial statements in order for them to conform to the 2004 presentation. Such reclassifications have no impact on the Company's financial position or results of operations.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable.

At times, the Company’s balance of cash and certificates of deposit maintained with its bank may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured limit of $100,000. The Company limits its exposure of loss by maintaining its cash with financially stable financial institutions. When the Company has excess cash, the Company's cash equivalents are placed in high quality money market accounts with major financial institutions and high grade short-term commercial paper. The investment policy limits the Company's exposure to concentrations of credit risk. Money market accounts are federally insured; however, commercial paper is not insured. The Company has not experienced any losses in such accounts.

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

The carrying value of financial instruments including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these instruments. With respect to secured notes payable, the carrying amounts approximate fair value due to the relative consistency in interest rates and the short term nature of the debt, with all debt maturing within two years of issuance. The fair value of the Company’s convertible debentures approximates its fair value at May 31, 2004, 2003 and 2002.

CASH EQUIVALENTS

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments acquired with a maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

At May 31, 2004, the Company had investments in marketable equity securities having a carrying value of $22,646. Marketable equity securities are carried at their fair value, with unrealized gains or losses reflected in the statement of operations. During the year ended May 31, 2004 the Company recognized unrealized losses related to the write down in the carrying value of the securities of approximately $45,000.

PATRIOT SCIENTIFIC CORPORATION
Summary of Accounting Policies
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

PATENTS AND TRADEMARKS

Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of four years. Estimated future annual amortization expense arising from patents is approximately $48,000, $35,000, $23,000 and $9,000 in fiscal years 2005 through 2008, respectively. The carrying value of patents and trademarks is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value determined based on the provisions of SFAS No. 144 as discussed above.

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

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expenses were approximately $3,000, $3,400 and $9,000 for the years ended May 31, 2004, 2003 and 2002, respectively.

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the combination of the tax payable for the year and the change during the year in deferred tax assets and liabilities.

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

SALE OF ACCOUNTS RECEIVABLE

The Company has adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A $400,000 factoring line established by the Company with a bank enables the Company to sell selected accounts receivable invoices to the bank with full recourse against the Company. These transactions qualify for a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it is not entitled to or obligated to repurchase or redeem the invoices before their maturity and it does not have the ability to unilaterally cause the bank to return the invoices. Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During fiscal 2004, 2003 and 2002, the Company sold approximately $27,000, $38,000 and $193,000, respectively, of its accounts receivable to a bank under a factoring agreement for approximately $21,000, $30,000 and $154,000, respectively. Pursuant to the provisions of SFAS No. 140, the Company reflected the transaction as a sale of assets and established an accounts receivable from the bank for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 20% of the total accounts receivable invoice sold to the bank less 1% of the total invoice as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer. At May 31, 2004, there was no outstanding balance and $400,000 was available for future factoring of accounts receivable invoices.

STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost has been recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

PATRIOT SCIENTIFIC CORPORATION
Summary of Accounting Policies

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

Under the accounting provisions for SFAS No. 123, the Company's net loss per share would have been increased by the pro forma amounts indicated below:

	Years Ended May 31,
	2004	2003	2002
Net loss as reported	$(5,760,883)	$(5,319,821)	$(4,784,344)
Add:
Stock based compensation expense included in reported net loss, net of related tax effects	-	-	-
Deduct:
Total stock based method under fair value based method for all awards net of related tax effects	152,074	289,023	576,010
Pro forma net loss	$(5,912,957)	$(5,608,844)	$(5,360,354)

Net loss per common share, as reported - basic and diluted	$(0.04)	$(0.06)	$(0.07)

Net loss per common share, pro forma - basic and diluted	$(0.04)	$(0.06)	$(0.08)

DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s derivative financial instruments consist of embedded derivatives related to the convertible debentures (see Note 5). These embedded derivatives include reset conversion features and conversion options. The Company determined that the features were embedded derivative instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the debt agreements, the Company was required to classify all other non-employee warrants and options as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

PATRIOT SCIENTIFIC CORPORATION
Summary of Accounting Policies

During the years ended May 31, 2004, 2003 and 2002, the Company recognized other income (expense) of approximately $165,000, ($241,000) and $205,000, respectively, related to recording the warrant and derivative liabilities at fair value. At May 31, 2004, 2003 and 2002 there were approximately $5,873,000, $3,493,000 and $1,441,000 of warrant and derivative liabilities as the related debt instruments were not settled.

The Company’s derivative instruments were valued using a Monte Carlo simulation model incorporating the instruments’ multiple reset dates, using the following assumptions during the years ended May 31, 2004, 2003 and 2002:

	May 31, 2004	May 31, 2003	May 31, 2002
Estimated dividends	None	None	None
Expected volatility	154 - 244%	146 - 252%	137 - 201%
Risk-free interest rate	1.0 - 4.4%	1.1 - 4.3%	1.7 - 4.9%
Expected term (years)	2 - 7	2 - 7	2 - 7

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not impact our financial position or results of operations.

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During fiscal 2006, the Company determined that the manner in which it historically accounted for the reset conversion feature and embedded put option of certain of its convertible debentures issued during fiscal 2002 through fiscal 2005 (see Note 5) was not in accordance with SFAS No. 133, as amended, and EITF Issue No. 00-19. The Company determined that these features were embedded derivative instruments pursuant to SFAS No. 133. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the debt agreements, the Company was required to classify all other non-employee warrants and options as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was required to be recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company was required to record a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company was required to record non-operating, non-cash income.  Accordingly, in connection with the restatement adjustments, the Company has appropriately reflected the non-operating, non-cash income or expense resulting from the changes in fair value. The Company had previously not recorded the embedded derivative instruments as liabilities and did not record the related changes in fair value.

The following tables present a summary of the effects of the restatement adjustments on the Company’s consolidated balance sheets at May 31, 2004, 2003, and 2002 and the consolidated statements of operations and cash flows for the years ended May 31, 2004, 2003, and 2002:

	Consolidated Balance Sheet
As of May 31, 2004	As Previously Reported	Adjustments	As Restated
Warrant and derivative liabilities	$-	$5,872,662	$5,872,662
Total liabilities	$778,049	$5,872,662	$6,650,711
Additional paid-in capital	$49,990,485	$(3,532,942)	$46,457,543
Accumulated deficit	$(49,844,018)	$(2,339,720)	$(52,183,738)
Total stockholders’ equity(deficit)	$148,179	$(5,872,662)	$(5,724,483)

	Statement of Operations
Year ended May 31, 2004	As Previously Reported	Adjustments	As Restated
Change in fair value of warrant and derivative liabilities	$-	$164,523	$164,523
Interest expense	$(2,443,024)	$(1,775,428)	$(4,218,452)
Total other expense	$(2,412,608)	$(1,610,905)	$(4,023,513)
Net loss	$(4,149,978)	$(1,610,905)	$(5,760,883)
LOSS PER COMMON SHARE:
Basic	$(0.03)	$(0.01)	$(0.04)
Diluted	$(0.03)	$(0.01)	$(0.04)

	Statement of Cash Flows
Year ended May 31, 2004	As Previously Reported	Adjustments	As Restated
Net loss	$(4,149,978)	$(1,610,905)	$(5,760,883)
Change in fair value of warrant and derivative liabilities	$-	$(164,523)	$(164,523)
Non-cash interest expense related to convertible debentures, notes payable and warrants	$2,293,922	$1,775,428	$4,069,350

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 1 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS, continued

	Consolidated Balance Sheet
As of May 31, 2003	As Previously Reported	Adjustments	As Restated
Warrant and derivative liabilities	$-	$3,492,561	$3,492,561
Total liabilities	$1,876,998	$3,492,561	$5,369,559
Additional paid-in capital	$44,281,210	$(2,763,746)	$41,517,464
Accumulated deficit	$(45,694,040)	$(728,815)	$(46,422,855)
Total stockholders’ deficit	$(1,411,764)	$(3,492,561)	$(4,904,325)

	Statement of Operations
Year ended May 31, 2003	As Previously Reported	Adjustments	As Restated
Change in fair value of warrant and derivative liabilities	$-	$(241,174)	$(241,174)
Interest expense	$(1,448,544)	$(1,190,348)	$(2,638,892)
Total other expense	$(1,448,353)	$(1,431,522)	$(2,879,875)
Net loss	$(3,888,299)	$(1,431,522)	$(5,319,821)
LOSS PER COMMON SHARE:
Basic	$(0.04)	$(0.02)	$(0.06)
Diluted	$(0.04)	$(0.02)	$(0.06)

	Statement of Cash Flows
Year ended May 31, 2003	As Previously Reported	Adjustments	As Restated
Net loss	$(3,888,299)	$(1,431,522)	$(5,319,821)
Change in fair value of warrant and derivative liabilities	$-	$241,174	$241,174
Non-cash interest expense related to convertible debentures, notes payable and warrants	$1,304,957	$1,190,348	$2,495,305

	Consolidated Balance Sheet
As of May 31, 2002	As Previously Reported	Adjustments	As Restated
Secured note payable, net of debt discount	$445,760	$(274,757)	$171,003
Total current liabilities	$1,047,422	$(274,757)	$772,665
Convertible debentures	$315,198	$(23,815)	$291,383
Warrant and derivative liabilities	$-	$1,441,040	$1,441,040
Total liabilities	$1,379,351	$1,142,468	$2,521,819
Additional paid-in capital	$41,440,101	$(1,845,175)	$39,594,926
Accumulated deficit	$(41,805,741)	$702,707	$(41,103,034)
Total stockholders’ deficit	$(444,825)	$(1,142,468)	$(1,587,293)

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS, continued

	Statement of Operations
Year ended May 31, 2002	As Previously Reported	Adjustments	As Restated
Change in fair value of warrant and derivative liabilities	$-	$204,720	$204,720
Interest expense	$(1,373,542)	$497,987	$(875,555)
Total other expense	$(1,370,880)	$702,707	$(668,173)
Net loss	$(5,487,051)	$702,707	$(4,784,344)
INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.08)	$0.01	$(0.07)
Diluted	$(0.08)	$0.01	$(0.07)

	Statement of Cash Flows
Year ended May 31, 2002	As Previously Reported	Adjustments	As Restated
Net loss	$(5,487,051)	$702,707	$(4,784,344)
Change in fair value of warrant and derivative liabilities	$-	$(204,720)	$(204,720)
Non-cash interest expense related to convertible debentures, notes payable and warrants	$1,324,431	$(497,987)	$826,444

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2004	2003	2002

Computer equipment and software	$1,660,707	$1,660,707	$1,660,707
Furniture and fixtures	499,274	499,274	499,274
	205,594	205,594	205,594
	2,365,575	2,365,575	2,365,575

Less accumulated depreciation and amortization	(2,297,186)	(2,212,045)	(2,080,087)

Net property and equipment	$68,389	$153,530	$285,488

Depreciation expense was $85,141, $131,958 and $211,850 for the years ended May 31, 2004, 2003 and 2002, respectively.

NOTE 3 - NOTE RECEIVABLE

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 4 - SECURED NOTES PAYABLE

Swartz Private Equity LLC

Effective October 9, 2001, the Company entered into a Secured Promissory Note and Agreement, as amended from time to time (the “Note Agreement”), with Swartz Private Equity LLC (“Swartz”) which provides for working capital advances. Outstanding amounts under the Note Agreement bear interest at 5% per annum and are secured by the Company’s assets.

As part of the consideration for entering into the Note Agreement, the Company agreed to issue warrants to Swartz related to each advance against the note. In connection with each advance, the Company issued to Swartz a warrant to purchase a number of shares of common stock equal to the amount of the advance multiplied by 8.25 at an initial exercise price equal to the lesser of (a) the factor of the average of the volume weighted average price per share, as defined by Bloomberg L.P., for each trading day in the period beginning on the date of the previous advance and ending on the trading day immediately preceding the date of the current advance multiplied by .70 or (b) the volume weighted average price per share minus $0.05.

In connection with certain amendments to the Note Agreement, the Company was obligated to issue to Swartz warrants equal to 11% of the common stock issued between January 28, 2002 and March 11, 2002 and 20% of the common stock issued between March 12, 2002 and April 1, 2003 to any parties other than Swartz. After April 1, 2003, the Company is obligated to issue to Swartz warrants equal to 30% of the common stock issued to any parties other than Swartz.

In addition, in connection with the anti-dilution provision in certain amendments to the Note Agreement, the Company agreed to extend the expiration date to December 31, 2006 on certain warrants that were set to expire prior to December 31, 2006. The Company determined that the value associated with the extension of the expiration dates was insignificant. In exchange for these concessions, Swartz agreed to extend the due date of the Note Agreement to March 1, 2004 and allowed the Company to unreserve 20,007,350 shares that had been reserved for the exercise of warrants for a period the sooner of 1) March 19, 2004, or 2) 90 days after the date on which the Company’s common stock exceeded $0.375 for 10 consecutive trading days.

During the year ended May 31, 2002, the Company received advances of $1,790,000 under the Note Agreement, of which $1,154,890 was exchanged for 16,600,000 shares of the Company’s common stock during the year ended May 31, 2002. In connection with the exchange, the Company recorded the excess of the market value of the underlying 16,600,000 shares over the principal reduction as additional interest expense of $398,161 during the year ended May 31, 2002.

During fiscal 2002 and prior to the commencement of derivative accounting on April 23, 2002 (see Note 6), the Company issued warrants to purchase 12,888,150 warrants to Swartz under the Note Agreement. The Company determined the estimated relative fair value of these warrants of $780,111 using the Black-Scholes pricing model and recorded the amount as a debt discount with a corresponding amount to additional paid-in capital. The Company amortized the debt discount as additional interest expense over the term of the related debt, which resulted in amortization of $464,273 and $315,838 during the years ended May 31, 2003 and 2002, respectively.

During the years ended May 31, 2004 and 2003, the Company issued warrants to Swartz to purchase 10,042,496 and 5,355,562 shares of the Company’s common stock, respectively, under the anti-dilution provision of the Note Agreement, which were valued at $215,548 and $213,334, respectively, using a Monte Carlo simulation model. The Company recorded these amounts as additional interest expense with a corresponding amount to derivative and warrant liabilities. No warrants were issued to Swartz under the anti-dilution provision during the year ended May 31, 2002.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 4 - SECURED NOTES PAYABLE, continued

On March 23, 2004, outstanding principal of $635,276 plus accrued interest of $87,891 under the Note Agreement was exchanged for an 8% convertible debenture for $723,167 with a maturity date of March 23, 2006 (see Note 5). As part of the consideration for exchanging the note for an 8% convertible debenture, we agreed to extend the expiration dates on certain outstanding warrants to April 1, 2011. The Company determined that the value associated with extending the expiration dates was insignificant.

Secured Notes Payable to Stockholders

During fiscal 2003, the Company issued an aggregate of $180,000 in notes payable to a stockholder. The notes payable bore interest at 8% per annum and were secured by the Company’s assets. In January 2004, the note payable with a balance of $200,353, which included accrued interest of $20,353, was partially used to exercise a warrant with the balance of $100,000 converted into four one-year $25,000 notes due January 9, 2005 issued to four heirs of the estate over which the stockholder is a trustee. The interest rate on the four notes is 6% and the notes are secured by the assets of the Company.

NOTE 5 - CONVERTIBLE DEBENTURES

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

Warrants. Concurrent with the issuance of the convertible debentures, we issued to the debenture holders warrants to purchase 63,193,632, 28,649,451 and 2,514,809 shares of our common stock during the years ended May 31, 2004, 2003 and 2002, respectively. These warrants are exercisable for five years from the date of issuance at either initial negotiated exercise prices or prices equal to 115% of the volume weighted average price for our common stock for the ten days previous to the debenture date. The warrant exercise price is generally subject to being reset on each six month anniversary of its issuance, however, if the warrant holder elects to have the warrant shares registered, then the exercise price is fixed at the price in effect on the date of the election.

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

NOTE 5 - CONVERTIBLE DEBENTURES, continued

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

Security Interest. The convertible debentures are secured by our assets.

The following table presents the status, as of May 31, 2004, of our convertible debentures:

			Principal			Effective	Shares	Warrant
	Dates of	Aggregate	Balance at	Conversion Prices		Registration	Converted at	Shares
Series	Issuance	Principal	May 31, 2004	Initial	Reset	Date	May 31, 2004	Issued

A	4/23/2002-	$1,000,000	$25,000	$0.08616-	$0.04190-	10/29/2002	23,441,662	12,859,175
	6/10/2002			$0.10289	$0.04457

B	8/23/2002-	605,000	107,500	$0.05126-	$0.04381-	3/7/2003	11,620,528	11,234,835
	1/24/2003			$0.0727	$0.04722

C	3/24/2002-	510,000	10,000	$0.041-	$0.041-	6/26/2003	10,179,007	9,377,943
	6/9/2003			$0.065	$0.065

D	8/1/2003-	547,500	55,000	$0.0172-	$0.0172-	11/18/2003	23,792,720	22,455,355
	10/21/2003			$0.048	$0.0477

E	12/1/2003-	1,527,500	1,527,500	$0.0267-	$0.0267-	6/7/2004	-	30,395,392
	5/11/2004			$0.10	$0.10

F	3/23/2004	723,167	723,167	$0.09	$0.09	Not registered	-	8,035,192

Totals		$4,913,167	$2,448,167				69,033,917	94,357,892

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 5 - CONVERTIBLE DEBENTURES, continued

Convertible debentures outstanding as of May 31, is as follows:
	2004	2003	2002
Convertible debentures issued	$4,913,167	$2,015,000	$508,000
Less amounts converted to common stock	(2,465,000)	(800,000)	-
	2,448,167	1,215,000	508,000

Less debt discount	(2,075,146)	(813,011)	(216,617)
	373,021	401,989	291,383

Less current portion	(145,320)	(121,879)

Long-term portion	$227,701	$280,110	$291,383

Future annual minimum principal payments at May 31, 2004 are as follows:

Years Ending May 31,
2005	$172,500
2006	2,275,667
Total	$2,448,167

The terms of the convertible debentures include certain features that considered embedded derivative financial instruments, such as the conversion feature and a reset conversion feature which provides for the conversion of the debentures into shares of the Company’s common stock at a rate which is variable. Because the debentures are not conventional convertible debt, the Company is required to record the derivative financial instruments and the warrants issued in connection with the convertible debentures at their fair values as of the issuance date of each of the debentures.

The initial fair values assigned to the embedded derivatives related to convertible debentures issued during the years ended May 31, 2004, 2003 and 2002 was $3,069,794, $1,238,822 and $177,449, respectively. The initial fair values assigned to the warrants issued in connection with the convertible debentures during the years ended May 31, 2004, 2003 and 2002 was $1,992,875, $1,139,414 and $151,448, respectively.

The Company recorded the fair value of the derivative instruments and warrants as a debt discount which will be amortized to interest expense over the term of the convertible debentures. During the years ended May 31, 2004, 2003 and 2002, the Company recorded interest expense of $1,636,032, $1,143,606 and $8,383, respectively, related to the amortization of the debt discount. If the total fair value of the derivative instruments and warrants was in excess of the proceeds received on the convertible debentures, the Company recorded the excess as additional interest expense. The Company recorded additional interest expense of $2,171,607, $638,240 and $103,897 during the years ended May 31, 2004, 2003 and 2002, respectively, related to the fair values of derivative instruments and warrants in excess of proceeds received.

Under the provisions of EITF Issue No. 00-19, the Company was required to classify all non-employee warrants and options as derivative liabilities and record them at their fair values at each balance sheet date until the related debt is settled.  On April 23, 2002, the Company reclassified the total fair value of non-employee warrants and options of $997,687 from additional paid-in capital to warrant and derivative liabilities.  Any change in fair value of the non-employee warrants and options is required to be recorded as non-operating, non-cash income or expense at each balance sheet date.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - CONVERTIBLE DEBENTURES, continued

During the years ended May 31, 2004 and 2003, the Company converted principal of $1,665,000 and $800,000, respectively, and related accrued interest of $92,628 and $36,560, respectively, into 50,497,133 and 18,536,784 shares of the Company’s common stock, respectively.

NOTE 6 - INVESTMENT AGREEMENTS

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 6 - INVESTMENT AGREEMENTS, continued

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

NOTE 6 - INVESTMENT AGREEMENTS, continued

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

Waiver and Agreement. On March 12, 2002, we entered into an amended waiver and agreement with Swartz which replaced and superseded all previous waivers and agreements. This amended waiver and agreement extended the time of the put beyond twenty days and redefined the price of the put to be the lesser of the factor of (a) the volume weighted average price per share, as defined by Bloomberg L.P., for each day of the put multiplied by .70 or (b) the volume weighted average price per share minus $0.05 multiplied by 20% of the acceptable daily volume as defined in the waiver. At the discretion of Swartz, the 20% daily volume limitation could be increased up to 30% of the daily volume. In addition, the amended waiver and agreement increased the intended put share amount for the first put to 14,100,000 shares, which is the total number of shares we had registered so far under the $25 million equity line of credit. On May 30, 2002, we closed the first put under the $25 million equity line of credit by applying the proceeds of $926,924 to the secured note payable discussed in Note 5.

Warrants. In connection with closing the $25 million equity line of credit, we issued to Swartz a commitment warrant to purchase 900,000 shares of our common stock. This warrant was valued on the issuance date using the Black-Scholes pricing model and the value was recorded as a debt discount.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

During fiscal 2004, the Company’s shareholders approved an increase in the authorized number of common shares from 200,000,000 to 400,000,000.

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT), continued

During fiscal 2002, 2,200,000 shares of common stock were issued to an investment bank in exchange for services. The fair value (as determined by the quoted market price) of the common stock of $198,000 is being amortized over the life of the contract and $99,000 was recorded as general and administrative expense during the year ended May 31, 2002. Also, during fiscal 2002, the Company issued 800,000 shares of common stock to two individual investors for cash of $68,000.

Warrants

At May 31, 2004, the Company had warrants outstanding to purchase 121,349,420 shares of common stock at exercise prices ranging from $0.0172 to $0.65 per share expiring beginning in 2004 through 2011. During fiscal 2004, the Company issued warrants to purchase 73,436,127 shares of common stock at exercise prices ranging from $0.0172 to $0.10 per share and issued 11,079,175 shares of common stock on the exercise of warrants at exercise prices ranging from $0.0172 to $0.04 per share. In connection with the exercise of 4,102,431 warrants, the Company agreed to lower the exercise price for the warrants purchased. As a result, the Company recorded additional interest expense of $46,163 related to the beneficial exercise price.

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

The following table presents the outstanding warrants at May 31:

	2004	2003	2002

Issued in conjunction with:
Convertible debentures	83,278,716	31,164,260	2,514,809
Anti-dilution agreements	15,398,058	5,355,562	-
Equity line of credit	18,765,369	18,765,369	18,765,369
Other	3,907,277	3,707,277	3,197,546

Total warrants outstanding	121,349,420	58,992,468	24,477,724

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT), continued

significant stockholder). At May 31, 2004, options to purchase up to 17,500 shares of common stock remained outstanding and will expire in July 2004.

1992 Non-Statutory Stock Option Plan (“NSO”)

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

1996 Stock Option Plan

Effective March 1996, the Company adopted the 1996 Stock Option Plan, which was amended by the Stockholders in December 1997, expiring March 24, 2006, reserving for issuance 4,000,000 shares of the Company’s common stock. The 1996 Stock Option Plan provides, at the discretion of the board of directors, for grants to either full or part time employees, directors and consultants of the Company to purchase common stock of the Company at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 1996 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal years ended May 31, 2004, 2003 and 2002, the Company granted options to purchase none, 340,500 and 1,000,000 shares of stock at market value, respectively.

2001 Stock Option Plan

Effective February 2001, the Company adopted the 2001 Stock Option Plan, expiring February 21, 2011, reserving for issuance 3,000,000 shares of the Company’s common stock. The 2001 Stock Option Plan provides, at the discretion of the board of directors, for grants to either full or part time employees, directors and consultants of the Company to purchase common stock of the Company at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2001 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal years ended May 31, 2004, 2003 and 2002 the Company granted options to purchase none, 875,000 and 3,145,000 shares of stock at market value, respectively.

2003 Stock Option Plan

Effective July 2003, the Company adopted the 2003 Stock Option Plan, expiring July 2, 2013, reserving for issuance 6,000,000 shares of the Company’s common stock. The 2003 Stock Option Plan provides, at the discretion of the board of directors, for grants to either full or part time employees, directors and consultants of the Company to purchase common stock of the Company at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2003 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal year ended May 31, 2004, the Company granted options to purchase 2,210,000 shares of stock at market value.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT), continued

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended May 31, 2004 and 2003 and 2002, respectively: dividend yield of zero percent for all years; expected volatility of 107% to 127%, 100% to 120% and 90%; risk-free interest rates of 2.1% to 3.9%, 2.3% to 4.3% and 3.5% to 4.8%; and expected lives of 2 to 7 years for all years.

A summary of the status of the Company’s stock option plans and warrants as of May 31, 2004, 2003 and 2002 and changes during the years ending on those dates is presented below:

	Options		Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, June 1, 2001	2,577,824	$0.92	4,961,463	$0.42
Granted	4,145,000	0.21	23,197,201	0.09
Cancelled	(2,281,419)	0.67	(3,630,940)	0.10
Exercised	(191,666)	0.32	(50,000)	0.25

Outstanding, May 31, 2002	4,249,739	0.39	24,477,724	0.11
Granted	1,215,500	0.05	35,005,013	0.05
Cancelled	(411,239)	0.81	(490,269)	0.30
Exercised	-	-	-	-

Outstanding, May 31, 2003	5,054,000	0.28	58,992,468	0.06
Granted	2,210,000	0.06	73,436,127	0.05
Cancelled	(156,000)	0.13	-	-
Exercised	(105,000)	0.05	(11,079,175)	0.03

Outstanding, May 31, 2004	7,003,000	$0.21	121,349,420	$0.05

Exercisable, May 31, 2002	2,418,072	$0.48	24,477,724	$0.11

Exercisable, May 31, 2003	4,138,633	$0.29	57,992,468	$0.06

Exercisable, May 31, 2004	5,904,434	$0.24	120,149,420	$0.05

Weighted average fair value of options and warrants granted during the year ended May 31, 2002		$0.07		$0.11
Weighted average fair value of options and warrants granted during the year ended May 31, 2003		$0.04		$0.05
Weighted average fair value of options and warrants granted during the year ended May 31, 2004		$0.05		$0.06

Included in the above table are certain options for which vesting is contingent based on various future performance measures.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT), continued

The following table summarizes information about stock options and warrants outstanding at May 31, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Options
$0.0345-0.059	2,380,000	4.24	$0.04	1,370,000	$0.05
0.07-0.09	1,365,500	2.96	0.08	1,526,934	0.08
0.11-0.1325	2,340,000	2.93	0.11	2,090,000	0.11
0.61-1.18	525,000	1.02	0.93	525,000	0.93
1.325	392,500	1.00	1.33	392,500	1.33
$0.03453-1.325	7,003,000	3.13	0.21	5,904,434	0.24

Warrants
$0.0172-0.039	29,634,938	6.79	0.03	29,634,938	0.03
0.04-0.044	39,156,429	6.26	0.04	39,156,429	0.04
0.045-0.049	21,057,218	5.95	0.05	21,057,218	0.05
0.05-0.094	27,793,558	6.32	0.08	26,593,558	0.08
0.10-0.65	3,707,277	2.87	0.13	3,707,277	0.13

$0.072-0.65	121,349,420	6.25	$0.05	120,149,420	$0.05

NOTE 8 - NET LOSS PER SHARE

The Company has implemented SFAS No. 128, “Earnings Per Share.” SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share (“EPS”). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s net losses for the periods presented, cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. During the years ended May 31, 2004, 2003 and 2002, common stock options and warrants convertible or exercisable into approximately 128,352,420, 64,046,468 and 28,727,463 shares of common stock were not included in diluted loss per share as the effect was antidilutive due to the Company recording losses in each of those years.

NOTE 9 - INCOME TAXES

No provision for income taxes was recorded for the years ended May 31, 2004, 2003 and 2002 due to the significant net operating loss carryforwards.

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate is as follows:

	May 31,
	2004	2003	2002

Federal income tax rate	(34)%	34%	(34)%
State income tax rate, net of Federal effect	-%	-%	-%
Increase (decrease) in valuation allowance and other	34%	(34)%	34%

Effective income tax rate	-%	-%	-%

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 - INCOME TAXES, continued

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of asset and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	May 31,
	2004	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$13,609,659	$12,851,581	$10,392,811
Accruals	1,931,639	2,167,082	2,421,478
Basis difference in fixed assets	27,972	6,814	2,749,457
Inventory and other reserves	41,446	164,240	162,527
Credits	251,142	196,467	116,735
Less: valuation allowance	(15,861,858)	(15,386,184)	(15,843,008)

Net deferred tax assets	$-	$-	$-

As of May 31, 2004, 2003 and 2002, valuation allowances equal to the net deferred tax asset recognized have been recorded as management has not determined that it is more likely than not that the deferred tax asset will be realized. No current tax provision was recorded for fiscal 2004, 2003 and 2002 due to reported losses. The valuation allowance increased $475,674 for the year ended May 31, 2004, decreased $456,824 for the year ended May 31, 2003 and increased $3,854,008 for the year ended May 31, 2002.

At May 31, 2004, the Company has federal net operating loss carryforwards of approximately $34,345,000 that expire during the years 2005 through 2023, at May 31, 2003 the federal net operating loss carryforwards were approximately $31,535,000 expiring 2005 through 2022, and at May 31, 2002 the federal net operating loss carryforwards were approximately $28,862,000 expiring 2005 through 2021. All losses are subject to certain limitations under the Internal Revenue Code of 1986, as amended. As such, certain federal net operating loss carryforwards may expire unused and per year availability may be subject to change of ownership limitations under Internal Revenue Code Section 382.

At May 31, 2004, the Company has state net operating loss carryforwards of approximately $20,745,000 that expire during the years 2002 through 2013, at May 31, 2003 state net operating loss carryforwards were approximately $19,061,000 expiring 2002 through 2012, and at May 31, 2002 state net operating loss carryforwards were approximately $17,458,000 expiring 2002 through 2011. The state of California suspended the utilization of net operating losses for 2002 and 2003.

NOTE 10 - PROFIT-SHARING PLAN

Effective July 1, 1993, the Company adopted a savings and profit-sharing plan that allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the Company’s discretion, the Company may match contributions at 20% of the employee’s contribution up to 6% of the employee’s salary. The Company contributions are vested 20% per year beginning with the first year of service. The Company made no matching contribution in fiscal 2004, 2003 or 2002.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

In December 2003, the Company filed several lawsuits in United States District Courts against companies it contends are infringing on its patent number 5,809,336 entitled “High Performance Microprocessor Having Variable Speed Clock.” The defendants and suits are as follows:

Defendant	U.S. District Court	Case Number
Sony Corporation of America	Southern District of New York	03CV10142
Fujitsu	Northern District of California	C035787
Toshiba America, Inc.	Southern District of New York	03CV10180
NEC USA, Inc.	Eastern District of New York	CV036432
Matsushita	District of New Jersey	03CV06210

The Company is requesting the courts to enjoin the defendants from making use of our patent and is requesting damages for past infringements. In February 2004, with the consent of the defendants and the Company, the above five actions were consolidated into the Fujitsu action in the Northern District of California under case number C035787.

In February 2004, Intel Corporation filed a lawsuit against the Company in the United States District Court- Northern District of California, case number C040439, in which they are requesting a declaratory judgment that their microprocessors, used by the defendants in our consolidated suit, do not infringe the Company’s patent. The Company filed a counterclaim against Intel contending that they also are infringing on its patent, and Intel asserted an affirmative defense that the Company’s 5,809,336 patent is invalid.

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

Employment Agreements

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 11 - COMMITMENTS AND CONTINGENCIES, continued

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions.  The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware.  These indemnities include certain agreements with the Company's officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship.  In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. The Company granted a lien and security interest in substantially all of its assets to the bank under the accounts receivable factoring line and to investors under its notes payable and convertible debentures. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite.  The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

Operating and Capital Leases

The Company has one capital lease at May 31, 2004.

Future minimum lease payments are as follows:

Years Ending May 31,

2005	$9,562
2006	2,391
Total minimum lease payments	11,953
Amount representing interest	1,627
Present value of minimum lease payments	$10,326

Total obligation	$10,326
Less current portion	(8,020)

Long-term portion	$2,306

Capital leases included in fixed assets at May 31, 2004, 2003 and 2002, were $3,471, $11,803 and $20,135 net of an allowance for depreciation of $21,524, $13,192 and $4,860. Depreciation expense related to the capitalized lease was $8,332, $8,332 and $4,860 for the years ended May 31, 2004, 2003 and 2002.

The Company has a non-cancellable operating lease for its office and manufacturing facilities located in San Diego, California.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 11 - COMMITMENTS AND CONTINGENCIES, continued

Future minimum lease payments required under the operating lease are as follows:

Years Ending May 31,	Gross Payments	Sublease Income	Net Payments

2005	$135,454	$70,470	$64,984
2006	141,658	72,540	69,118
2007	23,782	12,150	11,632

Total minimum lease payments	$300,894	$155,160	$145,734

Rent expense for fiscal 2004, 2003 and 2002, was $181,135, $189,423, and $147,373 respectively.

NOTE 12 - SEGMENT INFORMATION

Export Sales

The Company is engaged in one business segment, the development and marketing of microprocessor technology related products and licenses. Telecommunication products have reached the end of their life cycles and no longer provide any significant sales. During the fiscal years ended May 31, 2004, 2003 and 2002, the Company's product sales of high technology computer products and licenses were $13,615, $31,340 and $9,625 and telecommunication products and licenses were $62,802, $92,563 and $349,184.

For the purpose of allocating revenues by geographic location, the Company uses the physical location of its customers as its basis. During the fiscal years ended May 31, 2004 2003 and 2002, the Company's sales by geographic location consisted of the following:

	2004	2003	2002

Domestic sales	$70,000	$113,000	$355,000
Foreign sales:
Europe	6,000	11,000	4,000

Total foreign sales	6,000	11,000	4,000

Total sales	$76,000	$124,000	$359,000

The Company has no foreign assets.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 12 - SEGMENT INFORMATION, continued

Sales to Major Customers

During fiscal years ended May 31, 2004, 2003 and 2002, revenues from significant customers consisted of the following:

	2004		2003		2002
Customer	Sales	Percent	Sales	Percent	Sales	Percent

A	$25,000	32.9%	$15,000	12.0%	$151,000	42.0%
B	18,000	23.7%	-	-	59,000	16.4%
C	9,000	11.8%	-	-	-	-
D	-	-	43,000	36.7%	-	-
E	-	-	23,000	18.5%	-	-
F	-	-	15,000	12.0%	-	-

NOTE 13 - RELATED PARTY TRANSACTIONS

During fiscal 2002, the Company contracted with a company, which was owned by the daughter of its previous President, Chairman and CEO, for website development, marketing support and other various services. The Company paid $70,292 to the related party for these services.

During fiscal 2004, the Company sold services totaling approximately $25,000 to an entity owned by an officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: October 16, 2006	PATRIOT SCIENTIFIC CORPORATION

/S/ DAVID H. POHL
David H. Pohl
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID H. POHL David H. Pohl	President, Chief Executive Officer, and Director	October 16, 2006

/S/ THOMAS J. SWEENEY Thomas J. Sweeney	Chief Financial Officer and Principal Accounting Officer	October 16, 2006

/S/ CARLTON M. JOHNSON Carlton M. Johnson	Director	October 16, 2006

/S/ GLORIA FELCYN Gloria Felcyn	Director	October 16, 2006

/S/ HELMUT FALK, JR. Helmut Falk, Jr.	Director	October 16, 2006

/S/ JAMES L. TURLEY James L. Turley	Director	October 16, 2006