Form 10KSB/A
period 2005-05-31
PATRIOT SCIENTIFIC CORP
filed 2006-10-17
CIK 836564

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

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-KSB for the year ended May 31, 2005 is being filed in conjunction with our decision to restate and re-audit the audited financial statements contained in our report on Form 10-KSB for the fiscal year ended May 31, 2005 (the “2005 10-KSB”), filed with the Securities and Exchange Commission on September 13, 2005. Our board of directors determined, on September 8, 2006, that the original financial statements for the periods in question should no longer be relied upon. We have filed a Form 8-K and an amendment thereto on Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review for the restatement.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of May 31, 2005, the end of the period to which this annual report relates, we have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of May 31, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the following two discrete issues, that pertain to material weaknesses, discussed in more detail, below.

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

In connection with the restatement, and in light of the change in judgment which gave rise to it, our Chief Executive Officer and our Chief Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB for the year ended May 31, 2005.  The certifying officers determined that disclosure controls and procedures were not effective as a consequence of the material weaknesses described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of the restatements described above, the following material weaknesses were identified in the Company's assessment of the effectiveness of disclosure controls and procedures as of May 31, 2005:

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

Report of Corbin & Company, LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2005 (as restated) and 2004 (as restated)

Consolidated Statements of Operations for the Years Ended May 31, 2005 (as restated) and 2004 (as restated)

Consolidated Statement of Stockholders’ Deficit for the Years Ended May 31, 2005 (as restated) and 2004 (as restated)

Consolidated Statements of Cash Flows for the Years Ended May 31, 2005 (as restated) and 2004 (as restated)

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

Exhibit No.	Document
3.5	Certificate of Merger issued by the Delaware Secretary of State on May 8, 1992, incorporated by reference to Exhibit 3.5 to Form 8-K dated May 12, 1992*
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

Exhibit No.	Document
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

Exhibit No.	Document
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

Exhibit No.	Document
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

10.37	Employment Agreement dated September 1, 2004 between the Company and Lowell W. Giffhorn incorporated by reference to Exhibit 10.37 to Registration Statement on Form SB-2 filed February 2, 2005*
10.38	IGNITE License Agreement with Advanced Micro Devices, Inc., dated February 21, 2005, incorporated by reference to Exhibit 10.38 to Form 10-KSB filed October 13, 2006*

Exhibit No.	Document
10.39	Patent Portfolio License Agreement with Advanced Micro Devices, Inc., dated February 21, 2005, incorporated by reference to Exhibit 10.39 to Form 10-KSB filed October 13, 2006*
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

99.5	Press Release of the Company dated November 4, 1996 incorporated by reference to Exhibit 99.5 to Form 8-K filed January 9, 1997*

Exhibit No.	Document
99.6	Form of Incentive Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8 filed March 26, 2001*
99.7	Form of Non-Qualified Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.7 to Registration Statement on Form S-8 filed March 26, 2001*
99.8	Form of Incentive Stock Option Agreement to the Company’s 2003 Stock Option Plan incorporated by reference to Exhibit 99.8 to Registration Statement on Form S-8 filed September 4, 2003*
99.9	Form of Non-Qualified Stock Option Agreement to the Company’s 2003 Stock Option Plan incorporated by reference to Exhibit 99.9 to Registration Statement on Form S-8 filed September 4, 2003*

*	Previously filed in indicated registration statement or report.
**	Exhibit filed herewith this Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005

Patriot Scientific Corporation
Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of May 31, 2005 (as restated) and 2004 (as restated)	F-3
Consolidated Statements of Operations for the Years Ended May 31, 2005 (as restated) and 2004 (as restated)	F-4
Consolidated Statement of Stockholders’ Deficit for the Years Ended May 31, 2005 (as restated) and 2004 (as restated)	F-5
Consolidated Statements of Cash Flows for the Years Ended May 31, 2005 (as restated) and 2004 (as restated)	F-6 to F-7
Summary of Accounting Policies	F-8 to F-13
Notes to Consolidated Financial Statements	F-14 to F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Patriot Scientific Corporation

We have audited the accompanying consolidated balance sheets of Patriot Scientific Corporation (the “Company”) as of May 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended May 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Patriot Scientific Corporation at May 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying consolidated financial statements for the years ended May 31, 2005 and 2004 have been restated.

CORBIN & COMPANY, LLP
Irvine, California
October 11, 2006

PATRIOT SCIENTIFIC CORPORATION
Consolidated Balance Sheets

	May 31,
ASSETS	2005	2004
	As restated, see NOTE 1
Current assets:
Cash and cash equivalents	$591,426	$355,940
Marketable securities and short-term investments	697,524	22,646
Restricted short-term investment	201,648	—
Licenses receivable	2,000,000	—
Accounts receivable	—	1,225
Prepaid expenses and other current assets	121,758	322,068
Total current assets	3,612,356	701,879

Property and equipment, net	21,376	68,389

Other assets, net	23,891	41,221

Patents and trademarks, net of accumulated amortization of $549,563 and $501,235	66,411	114,739
	$3,724,034	$926,228

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Line of credit	$100,000	$—
Current portion of 8% convertible debentures, net of debt discount of $301,320 and $27,180	421,847	145,320
Secured notes payable to stockholders	—	100,000
Accounts payable	268,458	134,600
Accrued liabilities and other	505,153	160,102
Current portion of capital lease obligation	2,306	8,020
Accrued contested fee payable	346,000	—
Total current liabilities	1,643,764	548,042

8% Convertible debentures, net of debt discount of $111,559 and $2,047,966	45,942	227,701
Warrant and derivative liabilities	9,274,712	5,872,662
Long-term portion of capital lease obligation	—	2,306
Total liabilities	10,964,418	6,650,711

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized; 280,492,013 and 171,156,363 shares issued and outstanding	2,805	1,712
Additional paid-in capital	55,459,253	46,457,543
Accumulated deficit	(62,702,442)	(52,183,738)
Total stockholders’ deficit	(7,240,384)	(5,724,483)
	$3,724,034	$926,228

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated financial statements

PATRIOT SCIENTIFIC CORPORATION
Consolidated Statements of Operations

	Years Ended May 31,
	2005	2004
	As restated, see NOTE 1
Net sales:
Product	$25,077	$74,017
Licenses and royalties	2,957,509	2,400
	2,982,586	76,417

Cost of sales	—	10,472

Gross profit	2,982,586	65,945

Operating expenses:
Research and development	294,735	549,756
Selling, general and administrative	2,600,430	1,253,559
Operating expenses	2,895,165	1,803,315

Operating income (loss)	87,421	(1,737,370)

Other income (expense):
Gain on sale of technology	—	75,500
Unrealized loss on marketable securities	(21,180)	(45,354)
Interest and other income	56,251	270
Gain on sale of assets	4,128	—
Interest expense	(3,081,760)	(4,218,452)
Change in fair value of warrant and derivative liabilities	(7,563,564)	164,253
Other expense, net	(10,606,125)	(4,023,513)
Net loss	$(10,518,704)	$(5,760,883)

Basic and diluted loss per common share	$(0.05)	$(0.04)

Weighted average number of common shares outstanding during the period - basic and diluted	222,495,047	139,767,276

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated financial statements

PATRIOT SCIENTIFIC CORPORATION
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
	As restated, see NOTE 1
Balance, June 1, 2003	106,547,807	$1,066	$41,517,464	$(46,422,855)	$(4,904,325)

Issuance of common stock at $.025 to $.034 per share	1,800,752	18	50,422	—	50,440
Exercise of warrants and options at $.0172 to $.04 per share	11,184,175	112	331,995	—	332,107
Issuance of common stock for services at $.043 to $.117 per share	1,126,496	11	59,841	—	59,852
Conversion of debentures plus accrued interest at $.017 to $.064 per share	50,497,133	505	1,757,123	—	1,757,628
Reclassification of warrant and derivative liabilities associated with debt conversions and warrant exercises	—	—	2,740,698	—	2,740,698
Net loss	—	—	—	(5,760,883)	(5,760,883)

Balance, May 31, 2004	171,156,363	1,712	46,457,543	(52,183,738)	(5,724,483)

Issuance of common stock at $.03 and $.10 per share	4,625,000	46	453,204	—	453,250
Exercise of warrants and options at $.02 to 4.06 per share	39,028,511	390	820,899	—	821,289
Issuance of common stock for services at $.05 and $.09 per share	796,000	8	58,792	—	58,800
Conversion of debentures payable plus accrued interest at $.02 and $.05 per share	64,886,139	649	2,169,287	—	2,169,936
Non-cash compensation	—	—	59,675	—	59,675
Reclassification of warrant and derivative liabilities associated with debt conversions and warrant exercises	—		5,439,853	—	5,439,853
Net loss	—	—	—	(10,518,704)	(10,518,704)
Balance, May 31, 2005	280,492,013	$2,805	$55,459,253	$(62,702,442)	$(7,240,384)

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated financial statements

PATRIOT SCIENTIFIC CORPORATION
Consolidated Statements of Cash Flows

	Years Ended May 31,
	2005	2004
	As restated, see NOTE 1
Cash flows from operating activities:
Net loss	$(10,518,704)	$(5,760,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	94,353	135,450
Non-cash interest expense related to convertible debentures, notes payable and warrants	2,940,608	4,069,350
Gain on sale of technology	—	(75,500)
Gain on disposal of fixed assets	(4,012)	—
Unrealized loss on marketable securities	21,180	45,354
Expense related to common stock, options and warrants issued for services	118,476	59,852
Change in fair value of warrant and derivative liabilities	7,563,564	(164,523)
Changes in operating assets and liabilities:
Accounts receivable	—	(18,639)
Prepaid and other current assets	218,865	(217,039)
Licenses receivable	(2,000,000)	—
Accounts payable and accrued expenses	435,644	(149,394)
Contingency fee payable	501,700	—
Net cash used in operating activities	(628,326)	(2,075,972)

Cash flows from investing activities:
Purchase of short-term investments	(897,706)	—
Proceeds from sale of fixed assets	5,000	—
Proceeds from sale of technology	—	7,500
Purchase of property, equipment and patents	—	(36,123)
Net cash used in investing activities	(892,706)	(28,623)

Cash flows from financing activities:
Payment of shareholder note	(100,000)	—
Proceeds from line of credit	100,000	—
Proceeds from issuance of secured notes payable	—	12,320
Payments for capital lease obligations	(8,020)	(6,405)
Proceeds from issuance of convertible debentures	490,000	2,175,000
Proceeds from issuance of common stock	453,250	50,440
Proceeds from exercise of common stock warrants and options	821,288	175,237
Proceeds from sale of accounts receivable	—	21,280
Net cash provided by financing activities	1,756,518	2,427,872

Net change in cash and cash equivalents	235,486	323,277

Cash and cash equivalents, beginning of year	355,940	32,663
Cash and cash equivalents, end of year	$591,426	$355,940

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated financial statements

PATRIOT SCIENTIFIC CORPORATION
Consolidated Statements of Cash Flows
	Years Ended May 31,
Supplemental Disclosure of Cash Flow Information:	2005	2004

Cash paid during the year for:
Interest	$15,406	$17,220
Income taxes	$4,800	$—

Supplemental Schedule of Non-Cash Investing Activities:

Convertible debentures, notes payable and accrued interest exchanged for common stock	$2,169,936	$1,757,628
Debt discount recorded on issuance of convertible debentures	$490,000	$2,898,167
Conversion of secured notes payable to debenture	$—	$723,167
Cancellation of secured note payable and accrued interest for exercise of warrants	$—	$110,707
Reclassification of warrant and derivative liabilities associated with debt conversions and warrant exercises	$5,439,853	$2,740,698

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated financial statements

PATRIOT SCIENTIFIC CORPORATION
Summary of Accounting Policies

ORGANIZATION AND BUSINESS

Patriot Scientific Corporation (the "Company", “we”, “us” or “our”), a Delaware corporation incorporated in 1987, is engaged in the development, marketing, and sale of patented microprocessor technology and the sale of high-performance high-speed data communication products.

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

The carrying value of financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of the immediate or short-term maturity of these instruments. The carrying value of the Company's line of credit obligation approximates its estimated fair value due to the instrument bearing a variable rate of interest which reflects the current market rate available to the Company. The carrying value of the Company's convertible debentures approximates its fair value at May 31, 2005 and 2004.

CASH EQUIVALENTS

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments acquired with a maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES AND SHORT TERM INVESTMENTS

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

PATRIOT SCIENTIFIC CORPORATION
Summary of Accounting Policies

MARKETABLE SECURITIES AND SHORT TERM INVESTMENTS, continued

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

DERIVATIVE FINANCIAL INSTRUMENTS

In connection with the issuance of certain convertible debentures (see Note 5), the terms of the debentures included a reset conversion feature which provided for a conversion of the debentures into shares of the Company’s common stock at a rate which was determined to be variable, and an embedded conversion option. The Company determined that the reset conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debenture agreements, the Company was required to classify all other non-employee warrants and options as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

During the years ended May 31, 2005 and 2004, the Company recognized other income (expense) of approximately $(7,564,000) and $165,000, related to recording the warrant and derivative liabilities at fair value. At May 31, 2005 and 2004, there were approximately $9,275,000 and $5,873,000 of warrant and derivative liabilities as the related variable debt instruments were not settled.

The Company’s derivative instruments were valued by an independent third party valuation firm. The conversion feature of the convertible notes and the warrants were valued using a Monte Carlo simulation model incorporating the instruments’ multiple reset dates.

PATRIOT SCIENTIFIC CORPORATION
Summary of Accounting Policies

DERIVATIVE FINANCIAL INSTRUMENTS, continued

The following assumptions were used for valuing the call and the put pricing models during the years ended May 31, 2005 and 2004:

	May 31, 2005	May 31, 2004
Estimated dividends	None	None
Expected volatility	161 - 266%	154 - 244%
Risk-free interest rate	1.3 - 4.4%	1.0 - 4.4%
Expected term (years)	2 - 7	2 - 7

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

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expense was approximately $14,000 and $3,000 for the years ended May 31, 2005 and 2004, respectively.

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

	Year Ended May 31, 2005
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net loss	$(10,518,704)	222,495,047	$(0.05)
Diluted EPS	$—	—
Income available to common shareholders	$(10,518,704)	222,495,047	$(0.05)

PATRIOT SCIENTIFIC CORPORATION
Summary of Accounting Policies

NET LOSS PER SHARE, continued

	Year Ended May 31, 2004
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net loss	$(5,760,883)	139,767,276	$(0.04)
Diluted EPS	$—	—
Income available to common shareholders	$(5,760,883)	139,767,276	$(0.04)

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

SALE OF ACCOUNTS RECEIVABLE

The Company has adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A $400,000 factoring line established by the Company with a bank enables the Company to sell selected accounts receivable invoices to the bank with full recourse against the Company. These transactions qualify for a sale of assets since (1) the Company has transferred all of its right, title and interest in the selected accounts receivable invoices to the bank, (2) the bank may pledge, sell or transfer the selected accounts receivable invoices, and (3) the Company has no effective control over the selected accounts receivable invoices since it is not entitled to or obligated to repurchase or redeem the invoices before their maturity and it does not have the ability to unilaterally cause the bank to return the invoices. Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During fiscal 2005 and 2004, the Company sold approximately none and $27,000, respectively, of its accounts receivable to a bank under a factoring agreement for approximately none and $21,000, respectively. Pursuant to the provisions of SFAS No. 140, the Company reflected the transaction as a sale of assets and established an accounts receivable from the bank for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 20% of the total accounts receivable invoice sold to the bank less 1% of the total invoice as an administrative fee and 1.75% per month of the total outstanding accounts receivable invoices as a finance fee. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the accounts receivable customer. At May 31, 2004, there was no outstanding balance. During fiscal year 2005 the factoring line was terminated.

STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost has been recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, require the Company to provide pro forma information regarding reported net loss as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value

PATRIOT SCIENTIFIC CORPORATION
Summary of Accounting Policies

STOCK-BASED COMPENSATION, continued

based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock based compensation under APB No. 25.

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

Had the Company used the accounting provisions of SFAS No. 123, the Company’s net loss per share would have been increased by the pro forma amounts indicated below:

	Years Ended May 31,
	2005	2004
Net loss as reported	$(10,518,704)	$(5,760,883)
Add:
Stock based compensation expense included in reported net loss, net of related tax effects	—	—

Deduct:
Total stock based method under fair value based method for all awards net of related tax effects	138,883	152,074
Pro forma net loss	$(10,657,587)	$(5,912,957)

Net loss per common share, as reported - basic and diluted	$(0.05)	$(0.04)

Net loss per common share, pro forma - basic and diluted	$(0.05)	$(0.04)

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

PATRIOT SCIENTIFIC CORPORATION
Summary of Accounting Policies

RECENT ACCOUNTING PRONOUNCEMENTS, continued

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
Summary of Accounting Policies

NOTE 1 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During fiscal 2006, the Company determined that the manner in which it historically accounted for the reset conversion feature and embedded put option of certain of its convertible debentures issued during fiscal 2002 through fiscal 2005 was not in accordance with SFAS No. 133, as amended, and EITF Issue No. 00-19. The Company determined that the reset conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to SFAS No. 133. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debenture agreements, the Company was required to classify all other non-employee warrants and options as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was required to be recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company was required to record a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company was required to record non-operating, non-cash income.  Accordingly, in connection with the restatement adjustments, the Company has appropriately reflected the non-operating, non-cash income or expense resulting from the changes in fair value. The Company had previously not recorded the embedded derivative instruments as liabilities and did not record the related changes in fair value.

The following tables present a summary of the effects of the restatement adjustments on the Company’s consolidated balance sheets at May 31, 2005 and 2004 and the consolidated statements of operations and cash flows for the years ended May 31, 2005 and 2004:

	Consolidated Balance Sheet
As of May 31, 2005	As Previously Reported	Adjustments	As Restated

Warrant and derivative liabilities	$—	$9,274,712	$9,274,712
Total liabilities	$1,689,706	$9,274,712	$10,964,418
Additional paid-in capital	$54,569,091	$890,162	$55,459,253
Accumulated deficit	$(52,537,568)	$(10,164,874)	$(62,702,442)
Total stockholders’ equity (deficit)	$2,034,328	$(9,274,712)	$(7,240,384)

	Statement of Operations
Year ended May 31, 2005	As Previously Reported	Adjustments	As Restated

Change in fair value of warrant and derivative liabilities	$—	$(7,563,564)	$(7,563,564)
Interest expense	$(2,820,170)	$(261,590)	$(3,081,760)
Total other expense	$(2,780,971)	$(7,825,154)	$(10,606,125)
Net loss	$(2,693,550)	$(7,825,154)	$(10,518,704)
LOSS PER COMMON SHARE:
Basic	$(0.01)	$(0.04)	$(0.05)
Diluted	$(0.01)	$(0.04)	$(0.05)

	Statement of Cash Flows
Year ended May 31, 2005	As Previously Reported	Adjustments	As Restated
Net loss	$(2,693,550)	$(7,825,154)	$(10,518,704)
Change in fair value of warrant and derivative liabilities	$—	$7,563,564	$7,563,564
Non-cash interest expense related to convertible debentures, notes payable and warrants	$2,679,018	$261,590	$2,940,608

PATRIOT SCIENTIFIC CORPORATION
Summary of Accounting Policies

NOTE 1 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS, continued

	Consolidated Balance Sheet
As of May 31, 2004	As Previously Reported	Adjustments	As Restated
Warrant and derivative liabilities	$—	$5,872,662	$5,872,662
Total liabilities	$778,049	$5,872,662	$6,650,711
Additional paid-in capital	$49,990,485	$(3,532,942)	$46,457,543
Accumulated deficit	$(49,844,018)	$(2,339,720)	$(52,183,738)
Total stockholders’ equity (deficit)	$148,179	$(5,872,662)	$(5,724,483)

	Statement of Operations
Year ended May 31, 2004	As Previously Reported	Adjustments	As Restated

Change in fair value of warrant and derivative liabilities	$—	$164,523		$164,523
Interest expense	$(2,443,024)	$(1,775,428)		$(4,218,452)
Total other expense	$(2,412,608)	$(1,610,905)		$(4,023,513)
Net loss	$(4,149,978)	$(1,610,905)		$(5,760,883)
LOSS PER COMMON SHARE:
Basic	$(0.03)	$(0.01)		$(0.04)
Diluted	$(0.03)	$(0.01)	$	$(0.04)

	Statement of Cash Flows
Year ended May 31, 2004	As Previously Reported	Adjustments	As Restated
Net loss	$(4,149,978)	$(1,610,905)	$(5,760,883)
Change in fair value of warrant and derivative liabilities	$—	$(164,523)	$(164,523)
Non-cash interest expense related to convertible debentures, notes payable and warrants	$2,293,922	$1,775,428	$4,069,350

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at May 31, 2005 and 2004:

	2005	2004

Computer equipment and software	$857,948	$1,660,707
Furniture and fixtures	213,458	499,274
Laboratory equipment	35,673	205,594
	1,107,079	2,365,575

Less accumulated depreciation and amortization	(1,085,703)	(2,297,186)
Net property and equipment	$21,376	$68,389

Depreciation expense was $46,026 and $85,141 for the years ended May 31, 2005 and 2004.

PATRIOT SCIENTIFIC CORPORATION
Summary of Accounting Policies

NOTE 3 - LICENSE AGREEMENTS

In February 2005, the Company entered into two separate licensing agreements with one customer for the Company's Ignite microprocessor technology and the patent portfolio technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for deferred maintenance. Maintenance under the agreement is expected to be provided over a period not to exceed four years. The payment terms of the agreements require aggregate payments of $300,000 at the time of execution, three quarterly payments of $750,000 each on April 1, August 15, and November 15, 2005 and one final payment of $500,000 on February 15, 2006. Total payments received to date under the agreements include $1,050,000 in fiscal 2005 and $750,000 in fiscal 2006. The agreements also provide for the future payment of royalties to the Company based on sales of product using the licensed technology. In connection with the license agreement, the Company became obligated to the former co-inventor of the Ignite technology for $207,600, payable in quarterly installments of $51,900, of which $155,700 remains outstanding at May 31, 2005 and is included in accrued liabilities and other in the accompanying consolidated balance sheet.

Also, in conjunction with entering into these license agreements, as well as the license agreement described in Note 14, the legal advisor who had previously assisted the Company in its negotiations, has asserted a claim against the Company for amounts which it believes it is entitled. The Company is contesting the matter; the outcome of which is currently unknown. Based on its current assessment of the matter, the Company has accrued an expense of $346,000 as of May 31, 2005. The Company intends to vigorously defend itself in this matter; however, it is possible that, were the Company not to prevail in the suit, the ultimate amount payable to such legal advisor could be significantly higher based on any future license agreements entered into by the Company.

NOTE 4 - LINES OF CREDIT

The Company has a line of credit with a bank which provides for advances up to $180,000 and which matures in March 2006. Advances under the line, which totaled $100,000 at May 31, 2005, are secured by a $200,000 certificate of deposit. The line of credit bears an interest rate at 2.25% above the index (5.31% at May 31, 2005).

Additionally, the Company has a $400,000 line of credit with a financial institution, pursuant to which it may factor accounts receivable. There were no balances outstanding under the line of credit at May 31, 2005 and 2004. During fiscal 2004, the Company sold approximately $27,000 of receivables under the agreement; no receivables were sold during fiscal 2005.

NOTE 5 - RELATED PARTY TRANSACTIONS

During fiscal 2004, the Company sold services totaling approximately $25,000 to an entity owned by an officer.

NOTE 6 - SECURED NOTES PAYABLE

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

PATRIOT SCIENTIFIC CORPORATION
Summary of Accounting Policies

NOTE 6 - SECURED NOTES PAYABLE, continued

In connection with the anti-dilution provision in certain amendments to the Note Agreement, the Company was obligated to issue to Swartz warrants equal to 11% of the common stock issued between January 28, 2002 and March 11, 2002 and 20% of the common stock issued between March 12, 2002 and April 1, 2003 to any parties other than Swartz. After April 1, 2003, the Company is obligated to issue to Swartz warrants equal to 30% of the common stock issued to any parties other than Swartz.

In addition, in connection with certain amendments to the Note Agreement, the Company agreed to extend the expiration date to December 31, 2006 on certain warrants that were set to expire prior to December 31, 2006. The Company determined that the value associated with the extension of the expiration dates was insignificant. In exchange for these concessions, Swartz agreed to extend the due date of the Note Agreement to March 1, 2004 and allowed the Company to unreserve 20,007,350 shares that had been reserved for the exercise of warrants for a period the sooner of 1) March 19, 2004, or 2) 90 days after the date on which the Company’s common stock exceeded $0.375 for 10 consecutive trading days.

During the years ended May 31, 2005 and 2004, the Company issued warrants to Swartz to purchase 7,330,548 and 10,042,496 shares of the Company’s common stock, respectively, under the anti-dilution provision of the Note Agreement, which were valued at $225,174 and $215,548, respectively, using a Monte Carlo simulation model. The Company recorded these amounts as additional interest expense with a corresponding amount to derivative and warrant liabilities.

On March 23, 2004, outstanding principal of $635,276 plus accrued interest of $87,892 under the Note Agreement was exchanged for an 8% convertible debenture for $723,168 with a maturity date of March 23, 2006 (see Note 8). As part of the consideration for exchanging the note for an 8% convertible debenture, we agreed to extend the expiration dates on certain outstanding warrants to April 1, 2011. The Company determined that the value associated with extending the expiration dates was insignificant.

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

NOTE 7 - ACCRUED LIABILIITES

At May 31, 2005 and 2004, accrued liabilities consisted on the following:

	2005	2004

Due to co-inventor (Note 3)	$155,700	$—
Accrued lease obligation (Note 11)	100,000	—
Deferred maintenance fee	93,750	—
Compensation and benefits	80,049	97,757
Interest	75,654	62,345
	$505,153	$160,102

PATRIOT SCIENTIFIC CORPORATION
Summary of Accounting Policies

NOTE 8 - CONVERTIBLE DEBENTURES

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 - CONVERTIBLE DEBENTURES, continued

The following tables present the status activity of the Company’s convertible debentures as of and through May 31, 2005:

			Principal			Effective	Shares	Warrant
	Dates of	Aggregate	Balance at	Conversion Prices		Registration	Converted as of	Shares
Series	Issuance	Principal	May 31, 2005	Initial	Reset	Date	May 31, 2005	Issued

A	4/23/2002-	$1,000,000	$—	$0.08616-	$0.04190-	10/29/2002	24,099,548	12,859,175
	6/10/2002			$0.10289	$0.04457
B	8/23/2002-	605,000	—	$0.05126-	$0.04381-	3/7/2003	14,777,350	11,234,835
	1/24/2003			$0.0727	$0.04722
C	3/24/2002-	510,000	—	$0.041-	$0.041-	6/26/2003	10,470,554	9,377,943
	6/9/2003			$0.065	$0.065
D	8/1/2003-	547,500	—	$0.0172-	$0.0172-	11/18/2003	25,178,803	22,455,355
	10/21/2003			$0.048	$0.0477
E	12/1/2003-	1,527,500	—	$0.0267-	$0.0267-	6/7/2004	46,794,618	30,395,392
	5/11/2004			$0.10	$0.10
F	3/23/2004	723,168	723,168	$0.09	$0.09	Not registered	—	8,035,192
G	9/28/2004-	490,000	157,500	$0.016710-	$0.01670-	5/22/2006	12,433,273	21,690,815
	1/17/2005			$0.04	$0.04
Totals		$5,403,168	$880,668				133,754,146	116,048,707

Convertible debentures outstanding as of May 31, is as follows:

	2005	2004
Convertible debentures issued	$5,403,168	$4,913,167
Less amounts converted to common stock	(4,522,500)	(2,465,000)
	880,668	2,448,167

Less debt discount	(412,879)	(2,075,146)
	467,789	373,021

Less current portion	(421,847)	(145,320)
Long-term portion	$45,942	$227,701

At May 31, 2005, the Company's convertible debentures were convertible into approximately 27,556,000 shares of the Company's common stock. Subsequent to May 31, 2005, holders of debentures having a principal balance of $132,500 converted their debentures, together with accrued interest thereon of approximately $6,000, into 8,295,789 shares of the Company's common stock.

Future annual minimum principal payments at May 31, 2005 are as follows:

Years Ending May 31,
2006	$723,168
2007	157,500
Total	$880,668

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 - CONVERTIBLE DEBENTURES, continued

The terms of the convertible debentures include certain features that considered embedded derivative financial instruments, such as the conversion feature and a reset conversion feature which provides for the conversion of the debentures into shares of the Company’s common stock at a rate which is variable. Because the debentures are not conventional convertible debt, the Company is required to record the derivative financial instruments and the warrants issued in connection with the convertible debentures at their fair values as of the issuance date of each of the debentures. The initial fair values assigned to the embedded derivatives related to convertible debentures issued during the years ended May 31, 2005 and 2004 was $371,246 and $3,069,794, respectively. The initial fair values assigned to the warrants issued in connection with the convertible debentures during the years ended May 31, 2005 and 2004 was $681,921 and $1,992,875, respectively.

The Company recorded the fair value of the derivative instruments and warrants as a debt discount which will be amortized to interest expense over the term of the convertible debentures. During the years ended May 31, 2005 and 2004, the Company recorded interest expense of $2,152,267 and $1,636,032, respectively, related to the amortization of the debt discount. If the total fair value of the derivative instruments and warrants was in excess of the proceeds received on the convertible debentures, the Company recorded the excess as additional interest expense. The Company recorded additional interest expense of $563,167 and $2,171,607, during the years ended May 31, 2005 and 2004, respectively, related to the fair values of derivative instruments and warrants in excess of proceeds received.

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

During the years ended May 31, 2005 and 2004, the Company converted principal of $2,057,500 and $1,665,000, respectively, and related accrued interest of $112,436 and $92,628, respectively, into 64,886,139 and 50,497,133 shares of the Company’s common stock, respectively.

NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT)

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

NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT), continued

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

The following table presents outstanding warrants at May 31, 2005 and 2004:

	2005	2004

Issued in conjunction with:
Convertible debentures	75,196,854	83,278,716
Anti-dilution agreements	20,813,081	15,398,058
Equity line of credit	9,965,369	18,765,369
Other	3,147,277	3,907,277
	109,122,581	$121,349,420

1992 Incentive Stock Option Plan ("ISO")

The Company has an ISO Plan which expired March 20, 2002. The ISO Plan provided for grants to either full or part time employees, at the discretion of the board of directors, to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of the share could not be less than 110 percent of the fair market value of the share on the date of grant. Any options granted under the ISO Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder). At May 31, 2005, there were no remaining outstanding options to purchase shares of common stock under the ISO Plan.

1992 Non-Statutory Stock Option Plan ("NSO")

The Company has an NSO Plan which expired March 20, 2002. The NSO Plan provided, at the discretion of the board of directors, for grants to either full or part time employees, directors and consultants of the Company to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. Any options granted under the NSO Plan must be exercised within ten years of the date they were granted. At May 31, 2005, there were no remaining outstanding options to purchase shares of common stock under the NSO Plan.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT), continued

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

2003 Stock Option Plan

The 2003 Stock Option Plan, which expires in 2013, provides for the granting of options to acquire up to 6,000,000 shares of the Company's common stock to either full or part time employees, directors and consultants of the Company at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2003 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal years ended May 31, 2005 and 2004, the Company granted options to purchase 1,695,000 and 2,210,000 shares of the Company's common stock at market value, respectively.

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

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT), continued

A summary of the status of the Company's stock option plans and warrants as of May 31, 2005 and 2004 and changes during the years ending on those dates is presented below:

	Options		Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, May 31, 2003	5,054,000	$0.28	58,992,468	$0.06
Granted	2,210,000	0.06	73,436,127	0.05
Cancelled	(156,000)	0.13	—	—
Exercised	(105,000)	0.05	(11,079,175)	0.03

Outstanding, May 31, 2004	7,003,000	0.21	121,349,420	0.05
Granted	3,490,000	0.08	29,021,363	0.04
Cancelled	(2,675,000)	0.31	(2,889,691)	0.07
Exercised	(670,000)	0.05	(38,358,511)	0.03
Outstanding, May 31, 2005	7,148,000	$0.13	109,122,581	$0.04

Exercisable, May 31, 2004	5,904,434	$0.24	120,149,420	$0.05

Exercisable, May 31, 2005	5,748,000	$0.14	108,622,581	$0.04

Weighted average fair value of options and warrants granted during the year ended May 31, 2004		$0.05		$0.06
Weighted average fair value of options and warrants granted during the year ended May 31, 2005		$0.04		$0.05

Included in the above table are certain options for which vesting is contingent based on various future performance measures.

Subsequent to May 31, 2005, 1,201,942 warrants were exercised, through which the Company received approximately $53,000.

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT), continued

The following table summarizes information about stock options and warrants outstanding at May 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Options
$0.04-0.05	1,055,000	3.50	$0.04	1,055,000	$0.04
0.07-0.09	3,135,000	3.64	0.08	1,985,000	0.08
0.10-0.13	2,633,000	3.05	0.11	2,383,000	0.10
0.61-1.18	325,000	0.38	1.09	325,000	1.09
$0.04-1.18	7,148,000	3.25	0.13	5,748,000	0.14

Warrants
$0.02-0.039	42,117,446	5.84	0.03	42,117,446	0.03
0.04-0.044	43,162,252	5.39	0.04	43,162,252	0.04
0.045-0.049	9,365,058	3.99	0.05	9,365,058	0.05
0.05-0.08	11,030,548	5.65	0.07	10,530,548	0.07
0.10-0.65	3,447,277	2.06	0.12	3,447,277	0.12
$0.02-0.65	109,122,581	5.36	$0.04	108,622,581	$0.04

NOTE 10 - INCOME TAXES

No provision for income taxes was recorded for the years ended May 31, 2005 and 2004 due to the significant net operating loss carryforwards.

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate is as follows:

	May 31,
	2005	2004

Federal income tax rate	34%	(34)%
State income tax rate, net of Federal effect	—%	—%
Increase (decrease) in valuation allowance and other	(34)%	34%
Effective income tax rate	—%	—%

PATRIOT SCIENTIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - INCOME TAXES, continued

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of asset and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	May 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$13,488,125	$13,609,659
Accruals	1,888,087	1,931,639
Basis difference in fixed assets	68,435	27,972
Inventory and other reserves	41,446	41,446
Credits	329,583	251,142
Less: valuation allowance	(15,815,676)	(15,861,858)
Net deferred tax assets	$—	$—

As of May 31, 2005 and 2004, valuation allowances equal to the net deferred tax asset recognized have been recorded; as management has not determined that it is more likely than not that the deferred tax asset will be realized. No current tax provision was recorded for fiscal 2005 and 2004 due to reported losses. The valuation allowance decreased $46,182 for the year ended May 31, 2005 and increased $475,674 for the year ended May 31, 2004.

At May 31, 2005, the Company has federal net operating loss carryforwards of approximately $34,218,000 that expire during the years 2006 through 2024, at May 31, 2004 the federal net operating loss carryforwards were approximately $34,345,000 expiring 2005 through 2023. All losses are subject to certain limitations under the Internal Revenue Code of 1986, as amended. As such, certain federal net operating loss carryforwards may expire unused and per year availability may be subject to change of ownership limitations under Internal Revenue Code Section 382.

At May 31, 2005, the Company has state net operating loss carryforwards of approximately $19,173,000 that expire during the years 2003 through 2013, at May 31, 2004 state net operating loss carryforwards were approximately $20,745,000 expiring 2002 through 2013. The state of California suspended the utilization of net operating losses for 2002 and 2003 and removed the suspension in 2004 allowing taxpayers to utilize the 2002 and 2003 suspended losses.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved, both as a plaintiff and as a defendant, in several patent infringement lawsuits pertaining to various issues surrounding the Company's technology. During 2005, several of the suits were settled, the outcome of which being the license agreements described in Notes 3 and 13. The Company is also involved in a legal matter related to disputed legal services performed for the Company related to obtaining the license agreements, which is also discussed in Note 3. At various times the Company is involved in other legal matters which arise in the ordinary conduct of its business and which, at the present time, are not expected to have a material impact on the Company's financial position, cash flow, or results of operations.

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

Operating and Capital Leases

At May 31, 2005, the Company has equipment acquired through a capital lease arrangement. The equipment was recorded at an original cost of $24,995; accumulated depreciation on the equipment at May 31, 2005 and 2004 was $24,995 and $21,524, respectively. The Company's obligation under the capital lease at May 31, 2005 was approximately $2,300, which amount is due in fiscal 2006.

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

NOTE 12 - SEGMENT INFORMATION

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

NOTE 13 - SUBSEQUENT EVENT

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

Signature	Title	Date

/S/ DAVID H. POHL	President, Chief Executive Officer, and Director	October 16, 2006
David H. Pohl

/S/ THOMAS J. SWEENEY	Chief Financial Officer and Principal Accounting Officer	October 16, 2006
Thomas J. Sweeney

/S/ CARLTON M. JOHNSON	Director	October 16, 2006
Carlton M. Johnson

/S/ GLORIA H. FELCYN	Director	October 16, 2006
Gloria H. Felcyn

/S/ HELMUT FALK, JR.	Director	October 16, 2006
Helmut Falk, Jr.

/S/ JAMES L. TURLEY	Director	October 16, 2006
James L. Turley