Form 10-Q
period 2006-08-31
PATRIOT SCIENTIFIC CORP
filed 2006-10-23
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

On October 2, 2006, 369,536,087 shares of common stock, par value $.00001 per share (the issuer’s only class of voting stock) were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of August 31, 2006 (unaudited) and May 31, 2006	3
Condensed consolidated Statements of Operations for the three months ended August 31, 2006 and 2005 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the three months ended August 31, 2006 and 2005 (unaudited)	5
Notes to Condensed consolidated Financial Statements (unaudited)	6-21
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-29
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	30
ITEM 4. Controls and Procedures	30

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	31
ITEM 1A. Risk Factors	32
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	32-33
ITEM 3. Defaults Upon Senior Securities	33
ITEM 4. Submission of Matters to a Vote of Security Holders	33
ITEM 5. Other Information	33
ITEM 6. Exhibits and Reports on Form 8-K	33-40

SIGNATURES

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation
Condensed Consolidated Balance Sheets

	August 31, 2006	May 31, 2006
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$9,679,687	$3,984,240
Restricted cash and cash equivalents	100,954	100,320
Marketable securities and short term investments	5,994,017	3,518,879
Accounts receivable	8,313	4,113
Prepaid expenses and other current assets	343,750	407,418

Total current assets	16,126,721	8,014,970

Property and equipment, net	64,134	64,006

Other assets, net	8,190	8,190

Investment in affiliated company	4,444,440	3,952,914

Patents and trademarks, net of accumulated amortization of $590,026 and $584,387	25,948	31,587
	$20,669,433	$12,071,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$377,295	$695,323
Accrued liabilities and other	151,461	154,730
Accrued contested fee payable	54,063	394,063
Accrued income taxes payable	3,457,600	-

Total current liabilities	4,040,419	1,244,116

Total liabilities	4,040,419	1,244,116

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $0.00001 par value: 500,000,000 shares authorized: 369,413,587 and 366,199,765 shares issued and outstanding	3,694	3,661
Additional paid-in capital	71,202,223	69,551,981
Accumulated deficit	(52,737,818)	(58,728,091)
Common stock held in treasury, at cost - 2,075,003 shares and no shares as of August 31, 2006 and May 31, 2006, respectively	(1,839,085)	-
Total stockholders’ equity	16,629,014	10,827,551

	$20,669,433	$12,071,667

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	August 31, 2006	August 31, 2005
		(As restated, see Note 2)
Revenues
Licenses and royalties	$-	$10,000,000
Other	26,375	10,070
	26,375	10,010,070
Operating expenses:
Research and development	-	88,707
Selling, general and administrative	2,732,524	1,162,396
Settlement and license expense	-	1,918,054
Total operating expenses	2,732,524	3,169,157
Operating income (loss)	(2,706,149)	6,840,913
Other income (expense):
Interest and other income	126,767	33,893
Loss on sale of assets	(543)	-
Interest expense	-	(202,484)
Change in fair value of warrant and derivative liabilities	-	1,079,799
Equity in earnings of affiliated company	12,070,198	(247,569)
Total other income, net	12,196,422	663,639

Net income before income taxes	9,490,273	7,504,552

Provision for income taxes	3,500,000	-

Net income	$5,990,273	$7,504,552

Basic income per common share	$0.02	$0.03

Diluted income per common share	$0.01	$0.02

Weighted average number of common shares outstanding - basic	368,837,051	291,335,488

Weighted average number of common shares outstanding - diluted	420,646,769	367,216,524

See accompanying notes to unaudited condensed consolidatedfinancial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	August 31, 2006	August 31, 2005
		(As restated, see Note 2)
Operating activities:
Net income	$5,990,273	$7,504,552
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	10,635	14,536
Non-cash interest expense related to convertible debentures, notes payable and warrants	-	187,256
Expense related to extension of expiration date of stock options	324	125,000
Net gain related to warrant re-pricing, reconveyance and issuance	-	(538,208)
Non cash compensation relating to issuance of stock options and vesting of warrants	1,584,451	-
Accrued interest income added to investments	(634)	(13,644)
Equity in earnings of affiliated company	(12,070,198)	247,569
Loss on disposal of fixed assets	543	-
Issuance of stock	-	81,250
Change in fair value of derivative liabilities	-	(1,079,799)
Changes in operating assets and liabilities:
Accounts receivable	(4,200)	-
Prepaid and other assets	63,668	(85,564)
Licenses receivable	-	750,000
Accounts payable and accrued expenses	(321,297)	(8,165)
Accrued contested fee payable	(340,000)	-
Income tax payable	3,457,600	-
Net cash provided by (used in) operating activities	(1,628,835)	7,184,783

Investing activities:
Proceeds from sales of short-term investments	1,839,085	-
Purchases of short-term investments	(4,314,223)	-
Purchases of property and equipment	(5,667)	(9,541)
Investment in affiliated company	-	(2,000,000)
Distributions from affiliated company	11,578,672	-
Net cash provided by (used in) investing activities	9,097,867	(2,009,541)

Financing activities:
Net repayment on line of credit	-	(902)
Payments for capital lease obligations	-	(2,306)
Proceeds from exercise of common stock warrants and options	65,500	206,437
Repurchase of common stock for treasury	(1,839,085)	-
Net cash provided by (used in) financing activities	(1,773,585)	203,229

Net increase in cash and cash equivalents	5,695,447	5,378,471
Cash and cash equivalents, beginning of period	3,984,240	591,426
Cash and cash equivalents, end of period	$9,679,687	$5,969,897

Supplemental Disclosure of Cash Flow Information:

Cash payments for interest	$-	$-
Cash payments for income taxes	$42,400	$2,400

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Convertible debentures, notes payable and accrued interest exchanged for common stock	$-	$138,540
Reclassification of derivative liabilities associated with debt conversions and warrant exercises	$-	$1,569,420
Cashless exercise of warrants	$30	$116

See accompanying notes to unaudited condensed consolidatedfinancial statements.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements of Patriot Scientific Corporation (the “Company”, “we”, “us” or “our”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with our audited financial statements and notes thereto included in Form 10-KSB for our fiscal year ended May 31, 2006.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month period ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements in order for them to conform to the 2006 presentation. Such reclassifications have no impact on the Company’s financial position or results of operations.

Investment in Affiliated Company

The Company has a 50% interest in Phoenix Digital Solutions, LLC (“Phoenix Digital”) (see Note 4). This investment is accounted for using the equity method of accounting since the investment provides the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee and is recognized in the condensed consolidated statement of operations in the caption “Equity in earnings of affiliated company.”

Derivative Financial Instruments

In connection with the issuance of certain convertible debentures (see Note 5), the terms of the debentures included an embedded reset conversion feature which provided for a conversion of the debentures into shares of the Company's common stock at a rate which was determined to be variable. The Company determined that the reset conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debenture agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

During the three months ended August 31, 2006 and 2005, the Company recognized other income of approximately $0 and $1,079,799, respectively, related to recording the warrant and derivative liabilities at fair value. At August 31, 2006, there are no derivative liabilities since the related variable debt instruments were settled in full during fiscal 2006. At the settlement date, the remaining warrant liabilities with a value of approximately $6,744,000 were reclassified to additional paid-in capital.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Derivative Financial Instruments, continued

The Company’s derivative instruments were valued using a Monte Carlo simulation model incorporating the instruments’ multiple reset dates.

The following assumptions were used for valuing the embedded derivatives during the three months ended August 31, 2005:

Estimated dividends	None
Expected volatility	101 - 229%
Risk-free interest rate	3.5 - 5.1%
Expected term (years)	2 - 7

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

Net Income Per Share

The Company applies SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. At August 31, 2006, potential common shares of 135,000 related to the Company’s outstanding warrants and options were not included in the calculation of diluted income per share as they had an anti-dilutive effect. At August 31, 2005, potential common shares of 88,905,000 related to the Company’s outstanding convertible debentures, warrants and options were not included in the calculation of diluted loss per share as they had an anti-dilutive effect.

	Three Months Ended August 31, 2006
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$5,990,273	368,837,051	$0.02
Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	51,809,718
Income available to common stockholders	$5,990,273	420,646,769	$0.01

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Net Income Per Share, continued

	Three Months Ended August 31, 2005 (As restated, See Note 2)
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$7,504,552	291,335,488	$0.03

Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	75,881,036

Income available to common stockholders	$7,504,552	367,216,524	$0.02

Stock-Based Compensation

Change in Accounting Principle

Effective June 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, for the period beginning June 1, 2006 for the Company. In March 2005, the SEC issued SAB No. 107, Share-Based Payment, relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock Based Compensation.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s condensed consolidated financial statements as of and for the three months ended August 31, 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no employee stock-based compensation expense had been recognized in the Company’s condensed consolidated statements of operations, other than as related to option grants to employees and directors below the fair market value of the underlying stock at the date of grant.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation, continued

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three months ended August 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of May 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to May 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended August 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended August 31, 2006, of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated pricing term of option grants for the three months ended August 31, 2006 was one year. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

Summary of Assumptions and Activity

The following table illustrates the effect on net income and net income per share for the three months ended August 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black-Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period:

Three Months Ended
August 31, 2005 (Unaudited)
(As restated see Note 2)

Net income - as reported	$7,504,552

Add: Share-based employee compensation included in net income, net of tax effects	-

Deduct: Share-based employee compensation expense determined under fair value method, net of tax effects	182,250

Net income - pro forma	$7,322,302

Net income per common share - as reported
Basic	$0.03
Diluted	$0.02

Net income per common share - pro forma
Basic	$0.03
Diluted	$0.02

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation, continued

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three months ended August 31, 2006 and 2005 is based on the historical volatilities of the Company’s common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

	Three Months Ended	Three Months Ended
	August 31, 2006 (Unaudited)	August 31, 2005(Unaudited)

Expected term	5 years	5 years
Expected volatility	156%	128%
Risk-free interest rate	5.00%	3.72%
Expected dividends	-	-

A summary of option activity as of August 31, 2006 and changes during the three months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at June 1, 2006	5,460,000	$0.34
Options granted	1,500,000	$0.17
Options exercised	(50,000)	$0.11
Options forfeited	(250,000)	$0.08

Options outstanding at August 31, 2006	6,660,000	$0.32	3.21	$3,361,750

Options exercisable at August 31, 2006	6,625,000	$0.31	3.20	$3,357,550

The weighted average grant date fair value of options granted during the three months ended August 31, 2006 was $1.14 per option. The total intrinsic value of options exercised during the three months ended August 31, 2006 was zero as none of the options that were exercised during the period had intrinsic value.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation, continued

A summary of the status of the Company’s non-vested stock options as of August 31, 2006 and changes during the three months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested stock options at June 1, 2006	345,000	$$0.24
Non-vested stock options granted	1,500,000	$$1.02
Vested stock options	(1,560,000)	$$1.01
Forfeited/cancelled stock options	(250,000)	$$0.06

Non-vested stock options at August 31, 2006	35,000	$$0.71

As of August 31, 2006, there was approximately $13,000 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next six months. The total fair value of shares vested during the three months ended August 31, 2006 was approximately $1,575,000.

As a result of adopting SFAS No. 123(R) on June 1, 2006, the Company’s income before provision for income taxes and net income for the three months ended August 31, 2006 were approximately $100,000 lower than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted net income per share for the three months ended August 31, 2006 were not affected by the adoption of SFAS No. 123(R).

The following table summarizes employee stock-based compensation expense related to stock options under SFAS No. 123(R) for the three months ended August 31, 2006, which was allocated as follows (in thousands):

Three Months Ended
August 31, 2006
Employee stock-based compensation expense included in:
Selling, general and administrative	$1,575,000

Employee stock-based compensation expense related to employee stock options	$1,575,000

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

2. Restatement of Previously Issued Financial Statements

During the first quarter of fiscal 2007, the Company determined that the manner in which it historically accounted for the reset conversion feature and embedded put option of its convertible debentures issued during fiscal 2002 through fiscal 2005 was not in accordance with SFAS No. 133, as amended, and EITF Issue No. 00-19. The Company determined that the reset conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to SFAS No. 133. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debenture agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was required to be recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company was required to record a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company was required to record non-operating, non-cash income.  Accordingly, in connection with the restatement adjustments, the Company has appropriately reflected the non-operating, non-cash income or expense resulting from the changes in fair value. The Company had previously not recorded the embedded derivative instruments as liabilities and did not record the related changes in fair value.

In addition, the Company determined the manner in which it accounted for its interest in Phoenix Digital was not in accordance with appropriate accounting literature. Beginning in June 2005, the Company accounted for its interest in Phoenix Digital as a variable interest entity, as defined in FASB Interpretation 46(R). Accordingly, the accounts and transactions of Phoenix Digital were consolidated with those of the Company and the ownership interest of the other member of Phoenix Digital was presented as a minority interest in the condensed consolidated financial statements of the Company for the three month period ended August 31, 2005. The Company has reassessed its accounting for its interest in Phoenix Digital and after further consideration of FIN 46(R) and other authoritative literature, has corrected its accounting policy to account for its interest in Phoenix Digital in accordance with the equity method of accounting for investments, as the Company did not have a controlling financial interest in Phoenix Digital and determined that it was not the primary beneficiary of the relationship.

The following tables present a summary of the effects of the restatement adjustments on the Company's condensed consolidated statements of operations and cash flows for the three months ended August 31, 2005:

	Statement of Operations
Three months ended August 31, 2005	As Previously Reported	Adjustments	As Restated
Selling, general and administrative expenses	$1,675,719	$(513,323)	$1,162,396
Settlement and license expense	$3,855,132	$(1,937,078)	$1,918,054
Operating income	$4,390,512	$2,450,401	$6,840,913
Change in fair value of warrant and derivative
liabilities	$-	$1,079,799	$1,079,799
Equity in earnings (loss) of affiliated company	$-	$(247,569)	$(247,569)
Interest and other income	$53,457	$(19,564)	$33,893
Total other income (expense)	$(149,027)	$812,666	$663,639
Income before minority interest in loss of consolidated entity	$4,241,485	$(4,241,485)	$-
Minority interest in loss of consolidated entity	$240,569	$(240,569)	$-
Income before income taxes loss	$4,482,054	$3,022,498	$7,504,552
Provision for income taxes	$(40,000)	$40,000	$-
Net income	$4,442,054	$3,062,498	$7,504,552

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements, continued

	Statement of Operations
Three months ended August 31, 2005	As Previously Reported	Adjustments	As Restated
INCOME PER COMMON SHARE:
Basic	$0.02	$0.01	$0.03
Diluted	$0.01	$0.01	$0.02

	Statement of Cash Flows
Three months ended August 31, 2005	As Previously Reported	Adjustments	As Restated
Net income	$4,442,054	$3,062,498	$7,504,552
Change in fair value of warrant and derivative liabilities	$-	$(1,079,799)	$(1,079,799)
Net gain related to warrant re-pricing, reconveyance and issuance	$-	$(538,208)	$(538,208)
Non-cash expense related to warrant re-pricing and issuance	$1,397,491	$(1,397,491)	$-
Loss in consolidated entity allocated to minority interest	$(240,569)	$240,569	$-
Equity in earnings of investee	$-	$247,569	$247,569
Accounts payable and accrued expenses	$31,835	$(40,000)	$(8,165)

3. License Agreements

In February 2005, the Company entered into two separate licensing agreements with one customer for the Company’s patent portfolio and Ignite microprocessor technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for maintenance services. Maintenance under the agreement is expected to be provided over a period not to exceed four years. Maintenance revenue recognized during the three months ended August 31, 2006 was $6,250. The payment terms of the agreements required aggregate payments of $300,000 at the time of execution, three quarterly payments of $750,000 each on April 1, August 15, and November 15, 2005 and one final payment of $500,000 on February 15, 2006. The $500,000 payment due on February 15, 2006 was paid in March 2006. Total payments received in fiscal 2005 amounted to $1,050,000 and total payments received in fiscal 2006 amounted to $2,000,000. The agreements also provide for the future payment of royalties to the Company based on sales of product using the Ignite licensed technology. In connection with this license agreement, the Company became obligated to the former co-inventor of the patent portfolio technology for $207,600 pursuant to a July 2004 agreement under which the Company was obligated to pay a percentage of licensed proceeds to the co-inventor. The amount due was payable in four installments of $51,900; $54,063 remains outstanding at August 31, 2006, and is included in accrued contested fee payable. The Company has reviewed the potential obligation for future payments to the co-inventor of the patent portfolio technology in connection with entering into license agreements. The Company believes, based upon consultation with its legal counsel, that it has no further obligation to the co-inventor and has not provided an accrual for such amount. The Company is aware of a lawsuit filed against it by the co-inventor of the patent portfolio technology The Company intends to vigorously defend itself in this matter; however, it is possible that were the Company not to prevail in the suit, the ultimate amount payable to such co-inventor of the Ignite technology could be significant.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

4. Investment in Affiliated Company/License Agreement

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

The Company and TPL each own 50% of the membership interests of Phoenix Digital, and each have the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, the Company and TPL agreed to establish a working capital fund for Phoenix Digital of $4,000,000, of which the Company’s contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. The Company and TPL are obligated to fund future working capital requirements at the discretion of the management committee of Phoenix Digital in order to maintain working capital of not more than $8,000,000. Neither the Company nor TPL is required to contribute more than $2,000,000 in any fiscal year. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement. Phoenix Digital has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of Phoenix Digital) for supporting efforts to secure licensing agreements by the other member on behalf of Phoenix Digital. During the three months ended August 31, 2006, Phoenix Digital paid $968,000 to TPL pursuant to this commitment.

The Company is accounting for its investment in Phoenix Digital under the equity method of accounting, and accordingly has recorded its 50% share of Phoenix Digital’s net income of $12,070,198 during the three months ended August 31, 2006 as an increase in its investment. Cash distributions of $11,578,672 received from Phoenix Digital during the three months ended August 31, 2006 have been recorded as a reduction in the Company’s investment. The Company’s investment in Phoenix Digital is $4,444,440 at August 31, 2006 and has been recorded as “Investment in Affiliated Company”. The Company has recorded its 50% share of Phoenix Digital’s net income as “Equity in Earnings of Affiliated Company” in the accompanying condensed consolidated statements of operations for the three months ended August 31, 2006 and 2005.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company/License Agreement, continued

The Company also granted new warrants and agreed to re-price other outstanding warrants in order to obtain the necessary approvals from certain security interest holders as well as to obtain the release of their security interests in the Company’s intellectual property, and to finalize the LLC Agreement. The Company granted a warrant to TPL to acquire up to 3,500,000 shares of the Company’s common stock at a per share price of $0.125. The warrant has a term of seven years. At the date of grant, the right to acquire 1,400,000 common shares vested. The right to acquire the remaining 2,100,000 shares will vest in 700,000 increments only upon the Company’s common stock attaining a per share stock price of $0.50, $0.75 and $1.00. On February 21, 2006, February 22, 2006 and March 1, 2006 the rights to acquire the remaining 700,000 share increments vested as the Company’s stock price reached $0.50, $0.75 and $1.00, respectively. As additional consideration to the warrant holders for providing approval for the transaction, the Company agreed to reset the per share exercise price of approximately 35,000,000 warrants to $0.015 for which the warrant holders also conveyed other warrants to acquire 12,000,000 shares back to the Company. Further, the Company issued additional warrants to acquire approximately 290,000 shares of the Company’s common stock at a per share price of $0.03. The warrants issued and re-priced were valued using a Monte Carlo simulation model and the following assumptions: volatility of 101% to 229%, no dividends, risk-free interest rates of approximately 3.5% to 5.1%, and contractual terms ranging from two to seven years. The fair value of the warrants issued and re-priced in excess of previously recorded expense was approximately $83,000 and the fair value of the reconveyed warrants was approximately $622,000. These amounts, together with the direct, incremental cash costs previously described, are recorded as an expense and included in settlement and license expense in the three months ended August 31, 2005.

During the three months ended August 31, 2006, Phoenix Digital entered into licensing agreements with third parties, pursuant to which it received aggregate proceeds of $25,749,000. During September 2006 Phoenix Digital entered into licensing agreements pursuant to which it received aggregate proceeds of $6,950,000.

The condensed balance sheet and statement of income of Phoenix Digital at August 31, 2006 and for the three months then ended are as follows:

Condensed Balance Sheet

ASSETS:

Cash	$8,695,729
Prepaid expenses	15,000

Total assets	$8,710,729

LIABILITIES AND MEMBERS’ EQUITY:

Accounts payable and accrued expenses	$299,585

Members’ equity	8,411,144

Total liabilities and members’ equity	$8,710,729

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company/License Agreement, continued

Condensed Statement of Income

Revenues	$25,749,000
Operating expenses	1,717,917

Operating income	24,031,083

Interest income	109,312

Net income	$24,140,395

5. Convertible Debentures

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

The terms of the convertible debentures included certain features that were considered embedded derivative financial instruments, such as the conversion feature and a reset conversion feature which provided for a conversion of the debentures into shares of the Company’s common stock at a rate which was determined to be variable. Because the debentures were not conventional convertible debt, the Company was also required to record the related warrants at their fair values. The total of the derivative and warrant liabilities at May 31, 2005 was $9,274,712, consisting of the fair value of the conversion feature and reset feature of $3,602,365 and the fair value of the warrants of $4,029,634. In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debenture agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. The total fair value of the non-employee warrants at May 31, 2005 was $1,642,713.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Convertible Debentures, continued

During the three months ended August 31, 2005, the value of the warrant and derivative liabilities decreased by $1,079,799, which is reflected as a component of other income (expense) in the accompanying condensed consolidated statements of operations.

During the three months ended August 31, 2005, holders of debentures with a principal balance of $132,500 converted their debentures, together with accrued interest thereon of approximately $6,000, into 8,295,789 shares of the Company’s common stock. As of May 31, 2006, all outstanding debentures were repaid or converted into shares of the Company’s common stock. As a result of the settlement of the remaining debentures during 2006, the Company reclassified $6,743,935 related to the fair values of all outstanding warrants at the date of settlement to additional paid-in capital.

The following table presents the status and activity of the Company’s convertible debentures as of May 31, 2006:

		Original	Principal Balance at May 31,	Conversion Prices		Effective Registration	Shares Converted as of May 31,	Warrant Shares
Series	Dates of Issuance	Principal	2006	Initial	Reset	Date	2006	Issued
A	4/23/02-6/10/02	$1,000,000	$-	$0.08616-0.10289	$0.04190-0.04457	10/29/2002	24,099,548	12,859,175

B	8/23/02-1/24/03	605,000	-	0.05126-0.0727	0.04381-0.04722	3/7/2003	14,777,350	11,234,835

C	3/24/02-6/9/03	510,000	-	0.041-0.065	0.041-0.065	6/26/2003	10,470,554	9,377,943

D	8/1/03-10/21/03	547,500	-	0.0172-0.048	0.0172-0.0477	11/18/2003	25,178,803	22,455,355

E	12/1/03-5/11/04	1,527,500	-	0.0267-0.10	0.0267-0.10	6/7/2004	46,794,618	30,395,392

F	3/23/04	723,168	-	0.09	0.09	Not Registered	20,877,430	8,035,192

G	9/28/04-1/17/05	232,500	-	0.016710-0.04	0.01670-0.04	5/22/2006	8,267,358	8,259,678

G	11/17/04-11/18/04	257,500	-	0.016710-0.04	0.01670-0.04	Not Registered	14,107,672	13,431,137
		$5,403,168	-				164,573,333	116,048,707

No convertible debentures or warrants in connection with convertible debentures were issued during the year ended May 31, 2006.

The Company recorded the fair value of the derivative instruments and warrants as a debt discount which was amortized to interest expense over the term of the convertible debentures. During the three months ended August 31, 2005, the Company recorded interest expense of $187,256 related to the amortization of the debt discount.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

6. Stockholders’ Equity

During July 2006 the Company commenced its Board of Director approved stock buyback program in which the Company repurchases its outstanding common stock from time to time on the open market. As part of the program the Company purchased 2,075,003 shares of its common stock at an aggregate cost of $1,839,085 during the three months ended August 31, 2006.

The following table summarizes equity transactions during the three months ended August 31, 2006:

	Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amounts	Capital	Deficit	Stock
Balance June 1, 2006	366,199,765	$3,661	$69,551,981	$(58,728,091)	$-

Exercise of warrants and options at $0.11 to $0.40 per share	200,000	3	65,497	-	-
Cashless exercise of warrants	3,013,822	30	(30)	-	-
Extension of stock options previously issued to a consultant	-	-	324	-	-
Non-cash compensation	-	-	1,584,451	-	-
Repurchase of common stock for treasury	-	-	-	-	(1,839,085)
Net income	-	-	-	5,990,273	-
Balance August 31, 2006	369,413,587	$3,694	$71,202,223	$(52,737,818)	$(1,839,085)

Stock Options and Warrant Activity

As of August 31, 2006, we had 125,000 options outstanding pursuant to our 1996 Stock Option Plan exercisable at a range of $0.07 to $0.08 per share expiring through 2009; 585,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.07 to $0.70 per share expiring through 2011; 2,400,000 options outstanding pursuant to our 2003 Stock Option Plan exercisable at a range of $0.05 to $0.17 per share expiring through 2011; and 2,050,000 options outstanding pursuant to our 2006 Stock Option Plan exercisable at $0.70 per share expiring through 2011. Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

During the quarter ended August 31, 2006, we issued options to acquire 1,500,000 shares of our common stock at a per share price of $0.17 to an officer outside of the above referenced plans.

During the three months ended August 31, 2006, a director exercised stock options to purchase 50,000 shares of common stock for proceeds of $5,500.

During the quarter ended August 31, 2006, we recorded $1,584,451 of non cash compensation expense related to stock options issued and vesting of stock options and warrants previously granted.

As of August 31, 2006, we had warrants outstanding to purchase 50,087,635 common shares at exercise prices ranging from $0.02 to $1.00 per share, expiring at various dates through 2012. Some of those outstanding warrants were not exercisable as of August 31, 2006 as they are subject to meeting vesting criteria. During the three months ended August 31, 2006, we issued no warrants to purchase shares of common stock, investors exercised warrants to purchase 150,000 shares of common stock for proceeds of $60,000 and the Company had investors exercise warrants of 3,111,585 to purchase 3,013,822 shares of common stock on a cashless basis.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity, continued

In connection with a previous debt agreement, the Company entered into an Antidilution Agreement (the “Antidilution Agreement”) with Swartz Private Equity, LLC (“Swartz”) wherein the Company was obligated to issue to Swartz warrants equal to 11% of the common stock issued between January 28, 2002 and March 11, 2002, 20% of the common stock issued between March 12, 2002 and April 1, 2003, and after April 1, 2003, 30% of the common stock issued to any parties other than Swartz. There were no warrants issued during the three month periods ended August 31, 2006 and 2005 in connection with the Antidilution agreement. On October 10, 2006, the Company entered into an Approval Rights Agreement and Termination of Antidilution Agreement and Addendum to Warrants (the “Termination Agreement”) with Swartz to terminate the Antidilution Agreement. In consideration for entering into the Termination Agreement, the Company agrees to obtain Swartz’s written approval at least 30 days prior to entering into (i) any acquisition of any business entity or asset of any kind where the aggregate number of shares of common stock and derivative securities (on a fully diluted basis) issued as consideration for the acquisition equals or exceeds 10% of the number of shares of common stock of the Company outstanding at the time of the acquisition (on a fully diluted basis) or (ii) any acquisition (regardless of size) by the Company of any business entity or asset of any kind that is not unanimously approved by the Company’s board of directors.

7. Commitments and Contingencies

Litigation

Beatie and Osborne, LLP v. Patriot Scientific Corporation

Beatie and Osborne, LLP is a New York law firm that formerly represented the Company in the Inventorship Litigation and the Infringement Litigation. On March 8, 2005, Beatie and Osborne were disqualified by United States District Judge Jeremy Fogel in the Inventorship Litigation. Beatie and Osborne thereafter withdrew from the representation of the Company in the Infringement Litigation. Beatie and Osborne initiated litigation in the Supreme Court of New York on June 8, 2005 claiming breach of contract, quantum merit, and unjust enrichment and alleging claims against the Company, and former Company representatives, Jeffrey Wallin and Lowell Giffhorn, for fraud and interference with contractual relationship. Beatie and Osborne claimed a contingency fee under the terms of its contingency fee agreement with respect to licensing agreements entered into, and possibly with respect to license agreements to be entered into, by the Company. The Company caused a removal of the Beatie and Osborne lawsuit to the United States District Court for the Southern District of New York and moved to transfer the action to the Southern District of California. The transfer motion was denied on May 9, 2006, but Wallin and Giffhorn were ordered dismissed from the action at that time. The circumstances of the disqualification of Beatie and Osborne in the Inventorship Litigation and its withdrawal from the Infringement Litigation were claimed by the Company to have worked a forfeiture of any rights in Beatie and Osborne to a contingency fee of any kind. In July, 2006 the Company and Beatie and Osborne reached a settlement agreement whereby the Company paid Beatie and Osborne $340,000 and Beatie and Osborne retained $96,000 of the Company's funds in its possession through a retainer account. This settled the case in full.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies, continued

on April 6, 2006, Fish and, later, Robert Anderson, allegedly as trustee of The Fish Family Trust, filed a lawsuit against the Company in the District Court of Dallas County, Texas. The case was subsequently removed to the United States District Court for the Northern District of Texas. The lawsuit is based on an alleged breach of the contract entered into on July 27, 2004 and seeks enforcement of the contract or damages. The California action has been transferred to the Northern District of Texas. Mediation commenced on September 11, 2006 and is continuing while the proceedings are stayed.

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

Profit Sharing Plan

The Company had a savings and profit-sharing plan that allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the Company’s discretion, the Company may match contributions at 20% of the employee’s contribution up to 6% of the employee’s salary. The Company contributions are vested 20% per year beginning with the first year of service. The Company made no matching contributions to the plan in fiscal 2006. On December 31, 2005, the Company terminated the plan.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies, continued

Current 401(k) Plan

In January 2006, the Company adopted a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. The Company matches 50% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation. Participants fully vest in the Company’s contributions after three years of vesting service. The Company’s matching contributions for the three months ended August 31, 2006 were $2,562.

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

The Company has not reached an agreement with the other officer; however, it accrued approximately $50,000 during the three month period ended August 31, 2005 for amounts which it believes may be due to this individual. The former officer has filed a complaint against the Company seeking arbitration and claiming he is owed approximately $4,500,000. The Company believes the claim is without merit and intends to vigorously defend itself.

Guarantees and Indemnities

The Company has made certain guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these guarantees and indemnities in the accompanying condensed consolidated balance sheets.

8. Subsequent Events

During the period September 1, 2006 through October 20, 2006, Phoenix Digital entered into license agreements with third parties, pursuant to which it received aggregate proceeds totaling $6,950,000.

On September 7, 2006, the Company received proceeds of $12,250 from the issuance of 122,500 shares of common stock in connection with the exercise of warrants.

On September 19, 2006, the Company resumed its stock buyback program and purchased 1,199,824 shares at an aggregate cost of $934,490.

On October 10, 2006, the Company entered into an Approval Rights Agreement and Termination of Antidilution Agreement and Addendum to Warrants (the “Termination Agreement”) with Swartz to terminate the Antidilution Agreement (see Note 6).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS" SEE ALSO OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MAY 31, 2006.

Overview

During the fiscal years ended May 31, 2005 and May 31, 2006, the Company entered into agreements for the licensing of its technology with Advanced Micro Devices Inc. ("AMD") and Intel Corporation, among the largest of the microprocessor manufacturers. During the 2006 fiscal year, the Company entered into licensing agreements with Hewlett-Packard, Fujitsu and Casio through its joint venture entity, Phoenix Digital. Additional licensing agreements for the use of the Company’s technology were signed through its joint venture entity during the three months ended August 31, 2006. We believe that these agreements represent validation of the Company's position that its intellectual property was and is being infringed by major manufacturers of microprocessor technology. Also, we believe the agreements demonstrate the value of the Company's intellectual property in that they are "arms length" transactions with major electronics manufacturers.

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

In addition, the Company determined the manner in which it accounted for its interest in Phoenix Digital was not in accordance with appropriate accounting literature. Beginning in June 2005, the Company accounted for its interest in Phoenix Digital as a variable interest entity, as defined in FASB Interpretation 46(R). Accordingly, the accounts and transactions of Phoenix Digital were consolidated with those of the Company and the ownership interest of the other member of Phoenix Digital was presented as a minority interest in the condensed consolidated financial statements of the Company for the periods August 31, 2005, November 30, 2005 and February 28, 2006. The Company has reassessed its accounting for its interest in Phoenix Digital and after further consideration of FIN 46(R) and other authoritative literature, has corrected its accounting policy to account for its interest in Phoenix Digital in accordance with the equity method of accounting for investments, as the Company did not have a controlling financial interest in Phoenix Digital and determined that it was not the primary beneficiary of the relationship.

Based on the foregoing, the Company’s Board of Directors determined that the Company was required to restate its financial results for the year ended May 31, 2005 and for the three month periods ended August 31, 2005, November 30, 2005 and February 28, 2006.

See Note 2 to the accompanying Condensed consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a summary of the effects of the restatement adjustments on the Company's Condensed consolidated financial statements. The information provided in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the effect of the restatement adjustments.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. We believe the following critical accounting policies affect our most significant estimates and judgments used in the preparation of our condensed consolidated financial statements.

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

In connection with the issuance of certain convertible debentures, the terms of the debentures included a reset conversion feature which provided for a conversion of the debentures into shares of the Company's common stock at a rate which was determined to be variable. The conversion option was therefore deemed to be an embedded put option pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting For Derivative Instruments and Hedging Activities , as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock . The Company determined that the reset conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to SFAS No. 133. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF No. 00-19, as a result of entering into the convertible debenture agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. As of May 31, 2006, the Company does not have any outstanding derivative instruments as the related debt instruments were settled prior to May 31, 2006.

6. Patents and Trademarks

Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of four years. The carrying value of patents and trademarks is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.

7. Income Taxes

Deferred income taxes are provided for by recognizing temporary differences in certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. We have historically provided a valuation allowance equal to 100% of our net deferred tax asset. In spite of the net income recorded by us during the quarter ended August 31, 2006, we do not believe that we have ample evidence of overcoming the “more likely than not” criteria established by generally accepted accounting principles. We will continue to monitor our financial operating results, and other factors, to determine when, if ever, we meet this criteria.

8.	Investment in Affiliated Company

The Company has a 50% interest in Phoenix Digital. This investment is accounted for using the equity method of accounting since the investment provides the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee and is recognized in the condensed consolidated statement of operations in the caption “Equity in earnings of affiliated company”.

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

Results of Operations

In June 2005, we entered into an agreement with Intel Corporation licensing our intellectual property for a one-time payment of $10,000,000. The license revenue was recognized in the quarter ended August 31, 2005. During the three month period ended August 31, 2006 no such agreement was signed by the Company. In connection with entering into the agreement with Intel Corporation, we entered into an agreement with the co-owner of our patented technologies, through which we settled all legal disputes between us and agreed to jointly pursue others who have infringed upon our joint rights. Future licensing agreements for the use of the Company’s technology are being made through a joint venture entity that is accounted for in accordance with the equity method of accounting for investments and, accordingly, the financial results of the joint venture are being recorded in the Other Income section of the Company’s Condensed consolidated Statement of Operations. Product sales amounting to approximately $10,000 and $26,000 were also recorded in the three month periods ended August 31, 2005 and 2006, respectively, in connection with communications products that are no longer marketed by the Company. Inventory associated with the sales of these communications products is carried at zero value and cost of sales is therefore zero. Total revenues amounted to approximately $10,010,000 and $26,000 for the three months ended May 31, 2005 and 2006, respectively.

Research and development expenses decreased from approximately $89,000 for the three months ended August 31, 2005 to zero for the three months ended August 31, 2006. Presently, we do not expect to replace recently discontinued “in house” research and development operations. However, the Company may utilize consultants and other outsourced contractors for research and development activities in future periods.

Selling, general and administrative expenses increased from approximately $1,162,000 for the three months ended August 31, 2005 to approximately $2,733,000 for the three months ended August 31, 2006. Legal and accounting related expenses increased by approximately $205,000 for the three months ended August 31, 2006 compared with the three months ended August 31, 2005 related to legal and accounting matters connected with the restatement of the Company’s financial statements for the fiscal years 2005, 2004, 2003 and 2002, as well as the quarterly reports for the periods ended August 31, 2005, November 30, 2005 and February 28, 2006. Legal expenses related to a dispute with a former executive officer as well as other legal proceedings involving the interests of a co-inventor of a portion of the Company’s technology and other legal matters contributed to the increase in legal expenses for the three months ended August 31, 2006. Salary costs and related expenses included non-cash expenses associated with the fair value of options granted during the period in accordance with SFAS No. 123R. On June 5, 2006 1,500,000 options were granted to the chief executive officer of the Company resulting in a non-cash compensation expense amounting to approximately $1,527,000. No such non-cash compensation expense was incurred for the three months ended August 31, 2005. Board of director fees amounting to approximately $60,000 were paid during the three months ended August 31, 2006 with no corresponding expense for the three months ended August 31, 2005. Other salary expenses increased by approximately $85,000 for the three months ended August 31, 2006 as compared with the three months ended August 31, 2005. Insurance expenses increased by approximately $36,000 for the three months ended August 31, 2006 as compared with the three months ended August 31, 2005 primarily as a result of increased costs of directors and officers insurance coverage. Decreases in expenses were recorded for the three months ended August 31, 2006 as compared with the three months ended August 31, 2005 for patent enforcement expenses, public relations and marketing and for settlement expenses in connection with the termination of former executive officers in the approximate amounts of $81,000, $12,000 and $320,000, respectively.

Settlement and license expenses amounting to approximately $1,918,000 were recorded during the three months ended August 31, 2005 in connection with the agreements involving the formation of a joint venture and, separately, a license agreement with Intel Corporation. The expenses consisted of both cash and non-cash elements related to incremental, direct costs of completing the transactions. In connection with the transactions, it was necessary for the Company to obtain the consent of certain debenture and warrant holders. The necessary consents, together with certain warrants held by the debenture holders and the release of their security interests in our intellectual property, were obtained in exchange for cash, new warrants and repriced warrants. The expenses resulted primarily from cash payments to debt holders of approximately $1,300,000, to co-owners of various intellectual property assets of approximately $960,000 and to a committee of the Company’s board of directors of approximately $170,000. Non-cash expenses totaled approximately $82,000 and resulted primarily from the incremental value of the effect of repricing various warrants and granting other warrants in excess of the expense previously recognized for warrants granted to these security holders. Offsetting the non-cash expenses were non-cash benefits to the Company from the reconveyance of warrants, amounting to approximately $622,000.

Other income and expenses for the Company for the three months ended August 31, 2006 included equity in the earnings of Phoenix Digital. The investment is accounted for in accordance with the equity method of accounting for investments. The Company’s investment in the joint venture for the three months ended August 31, 2006 provided income in the amount of approximately $12,070,000 resulting from licensing agreements for our intellectual property with Sony, Nikon, Seiko Epson and Pentax for one time payments. The Company’s investment in the joint venture provided net expenses amounting to approximately $248,000 for the three months ended August 31, 2005 as no license agreements had been signed through the end of that fiscal period. Total other income and expense for the three months ended August 31, 2006 amounted to net income of approximately $12,196,000 compared with total other income and expense for the three months ended August 31, 2005 of net income amounting to approximately $664,000. Changes in the fair value of warrant and derivative liabilities amounted to net income in the 2005 fiscal quarter of approximately $1,080,000 with no corresponding amount for the 2006 fiscal quarter as all convertible debt had been retired in prior fiscal periods. Non-cash adjustments to interest expense for the three months ended August 31, 2005 amounted to expenses of approximately $203,000 resulting from amortization of debt discount in connection with convertible debentures that were not outstanding during the three months ended August 31, 2006. Interest income and other income increased from approximately $34,000 for the three months ended August 31, 2005 to approximately $127,000 for the three months ended August 31, 2006 as interest bearing account balances increased from license revenues.

During the quarter ended August 31, 2006, the Company recorded a provision for income taxes of $3,500,000 related to federal and California taxes. Also, during the quarters ended August 31, 2005, and August 31, 2006, the Company utilized approximately $6,000,000 and $34,300,000, respectively, of its available federal net operating loss carry-forwards and approximately $6,000,000 and $16,700,000 of its available state net operating loss carryforwards to offset its taxable income arising in the respective quarters.

The Company recorded net income (as restated) for the three months ended August 31, 2005 of approximately $7,504,552 compared with net income of approximately $5,990,273 for the three months ended August 31, 2006.

Liquidity and Capital Resources

The Company’s cash, marketable securities and short-term investment balances increased from approximately $7,503,000 as of May 31, 2006 to approximately $15,674,000 as of August 31, 2006. We also held short term certificates of deposit amounting to approximately $100,000 as of May 31, 2006 and approximately $101,000 as of August 31, 2006. Total current assets increased from approximately $8,015,000 as of May 31, 2006 to approximately $16,127,000 as of August 31, 2006. Total current liabilities increased from approximately $1,244,000 as of May 31, 2006 to approximately $4,034,000 as of August 31, 2006.

During the three month periods that ended August 31, 2005 and August 31, 2006 the Company’s operating activities generated approximately $5,379,000 and $5,696,000 of cash, respectively. However, during recent years we have relied upon financing activities to provide the funds necessary for the Company's operations including sales of common stock, the issuance of convertible debentures and notes payable and related conversions and exercises of common stock warrants. We believe that the Company will be able to avoid such methods of financing operations for the foreseeable future.

We believe the Company's current position as of May 31, 2006 will provide the funds necessary to support the Company's operations for the next 12 months.

Recent Accounting Pronouncements

On June 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of our fiscal year 2007. Our condensed consolidated financial statements as of and for the three months ended August 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our condensed consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As stock-based compensation expense recognized in the condensed consolidated statement of operations for the first quarter of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. We estimated forfeitures to be 5% of the options issued.

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended August 31, 2006 was $1,584,451, determined by the Black-Scholes valuation model, and consisting of stock-based compensation expense related to employee and director stock options and also vesting of warrants previously granted. See Note 1 to the condensed consolidated financial statements for additional information.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 on June 1, 2007. The Company is currently assessing the impact the adoption of FIN 48 will have on its condensed consolidated financial position and results of operations.

Risk Factors

We urge you to consider the following discussion of risks as well as other information regarding our common stock. The risks and uncertainties described below are not the only ones, as additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

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

WE HAVE A HISTORY OF LOSSES AND, THEREFORE, MAY NOT CONTINUE ANNUAL PROFITABILITY

We have a history of reported losses. Although we have entered into various license agreements in fiscal 2006 and in the first quarter of fiscal 2007 which have resulted in our reporting significant revenue and income, we may not be able to achieve sustained profitable operations in the future. Should the funds generated from these agreements be insufficient to fund our operations, we may be forced to curtail our operations or seek additional external funding. Additional funding may not be available to us or, if it is available, it may not be on terms favorable to us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of August 31, 2006, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our report filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of August 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Remediation of Material Weaknesses Pertaining to Disclosure Controls and Procedures

As reported in our 2006 Form 10-KSB, we determined that the Company's policies and procedures did not provide for adequate management oversight and review of the Company's accounting for (i) the identification of embedded derivatives in its debt instruments and (ii) its investment in Phoenix Digital. These deficiencies resulted in the restatement of the Company's condensed consolidated financial statements for the fiscal years ended May 31, 2002, 2003, 2004 and 2005 and quarterly reports for the quarters ended August 31, 2005, November 30, 2005 and February 28, 2006.

The foregoing led our management to conclude that our disclosure controls and procedures were not effective as of May 31, 2006 because of a material weakness. In the first quarter of fiscal 2007, we implemented additional review procedures to ensure that a complete review is performed on all terms of our debt instruments and joint venture arrangements, and that supporting accounting documentation is available to ensure that our accounting for the previously noted material weaknesses is in accordance with accounting principles generally accepted in the United States of America. These review procedures were in place in connection with the preparation of our condensed consolidated financial statements for the first quarter of fiscal 2007. As such, we believe that the remediation initiative outlined above was sufficient to eliminate the material weakness, discussed above.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

Beatie and Osborne, LLP v. Patriot Scientific Corporation

Beatie and Osborne, LLP is a New York law firm that formerly represented the Company in the Inventorship Litigation and the Infringement Litigation. On March 8, 2005, Beatie and Osborne were disqualified by United States District Judge Jeremy Fogel in the Inventorship Litigation. Beatie and Osborne thereafter withdrew from the representation of the Company in the Infringement Litigation. Beatie and Osborne initiated litigation in the Supreme Court of New York on June 8, 2005 claiming breach of contract, quantum merit, and unjust enrichment and alleging claims against the Company, and former Company representatives, Jeffrey Wallin and Lowell Giffhorn, for fraud and interference with contractual relationship. Beatie and Osborne claimed a contingency fee under the terms of its contingency fee agreement with respect to licensing agreements entered into, and possibly with respect to license agreements to be entered into, by the Company. The Company caused a removal of the Beatie and Osborne lawsuit to the United States District Court for the Southern District of New York and moved to transfer the action to the Southern District of California. The transfer motion was denied on May 9, 2006, but Wallin and Giffhorn were ordered dismissed from the action at that time. The circumstances of the disqualification of Beatie and Osborne in the Inventorship Litigation and its withdrawal from the Infringement Litigation were claimed by the Company to have worked a forfeiture of any rights in Beatie and Osborne to a contingency fee of any kind. In July, 2006 the Company and Beatie and Osborne reached a settlement agreement whereby the Company has paid Beatie and Osborne $340,000 and Beatie and Osborne has retained $96,000 of the Company’s funds in its possession through a retainer account. This settled the case in full.

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

Item 1A. Risk Factors

No material changes from the risk factors contained in our 10-KSB for the year ended May 31, 2006. Please see Part I, Item 2, above, for our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2006 the Company’s Board of Directors authorized a stock repurchase program. We commenced the program in July 2006 and plan to repurchase outstanding shares of our common stock on the open market from time to time. As part of the program, we purchased 2,075,003 shares of our common stock at an aggregate cost of $1,839,085 during the three months ended August 31, 2006.

Following is a summary of all repurchases by the Company of its common stock during the three month period ended August 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
June 1 - 30, 2006	-	$-	-
July 1 - 31, 2006	2,075,003	$0.89	2,075,003
August 1 - 31, 2006	-	$-	-
Total	2,075,003	$0.89	2,075,003

Issuance of Common Stock

During the three months ended August 31, 2006, investors exercised warrants to purchase 150,000 shares of common stock for proceeds of $60,000 and investors exercised warrants of 3,111,585 to purchase 3,013,822 shares of common stock on a cashless basis.

During the three months ended August 31, 2006, a director exercised stock options to purchase 50,000 shares of common stock for proceeds of $5,500.

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

Exhibit No.	Document
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

4.28
Form of 8% Convertible Debenture, Stock Purchase Warrant, Registration Rights Agreement and Securities Purchase Agreement for financings entered into between September 28, 2004 and January 17, 2005 incorporated by reference to Exhibit 4.28 to Registration Statement on Form SB-2 filed February 2, 2005.*

4.29
Approval Rights Agreement and Termination of Antidilution Agreement and Addendum to Warrants dated October 10, 2006, incorporated by reference to Exhibit 4.29 to Form 10-KSB for the fiscal year ended May 31, 2006*

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

10.37	Employment Agreement dated September 1, 2004 between the Company and Lowell W. Giffhorn incorporated by reference to Exhibit 10.37 to Registration Statement on Form SB-2 filed February 2, 2005*

10.38	IGNITE License Agreement with Advanced Micro Devices, Inc., dated February 21, 2005, incorporated by reference to Exhibit 10.38 to Form 10-KSB for the fiscal year ended May 31, 2006*

10.39	Patent Portfolio License Agreement with Advanced Micro Devices, Inc., dated February 21, 2005, incorporated by reference to Exhibit 10.39 to Form 10-KSB for the fiscal year ended May 31, 2006*

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

10.42	Limited Liability Company Operating Agreement of JV LLC, a Delaware limited liability company, dated as of June 7, 2005, incorporated by reference to Exhibit 10.42 to Form 8-K filed June 15, 2005*

10.43	Agreement for Part-Time Employment dated August 3, 2005 between the Company and Thomas J. Sweeney, incorporated by reference to Exhibit 99.3 to Form 8-K filed August 9, 2005*

14.1	Code of Ethics for Senior Financial Officers incorporated by reference to Exhibit 14.1 to Form 10-K for the fiscal year ended May 31, 2003, filed August 29, 2003*

31.1	Certification of David H. Pohl, CEO, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Thomas J. Sweeney, CFO, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of David H. Pohl, CEO, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Thomas J. Sweeney, CFO, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit No.	Document
99.1	Form of ISO Plan Option (Gaspar) dated May 29, 1992, incorporated by reference to Exhibit 28.2 to registration statement on Form SB-2, file no. 33-57858*

99.2	Form of NSO Plan Option (Berlin) dated May 29, 1992, incorporated by reference to Exhibit 28.3 to registration statement on Form SB-2, file no. 33-57858*

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

99.5	Press Release of the Company dated November 4, 1996 incorporated by reference to Exhibit 99.5 to Form 8-K filed January 9, 1997*

99.6	Form of Incentive Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8 filed March 26, 2001*

99.7	Form of Non-Qualified Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.7 to Registration Statement on Form S-8 filed March 26, 2001*

99.8	Form of Incentive Stock Option Agreement to the Company’s 2003 Stock Option Plan incorporated by reference to Exhibit 99.8 to Registration Statement on Form S-8 filed September 4, 2003*

99.9	Form of Non-Qualified Stock Option Agreement to the Company’s 2003 Stock Option Plan incorporated by reference to Exhibit 99.9 to Registration Statement on Form S-8 filed September 4, 2003*

*	Previously filed in indicated registration statement or report.

**	Exhibit filed herewith this Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: October 23, 2006	PATRIOT SCIENTIFIC CORPORATION

/S/ DAVID H. POHL
David H. Pohl Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID H. POHL	President, Chief Executive	October 23, 2006
David H. Pohl	Officer, and Director

/S/ THOMAS J. SWEENEY	Chief Financial Officer and	October 23, 2006
Thomas J. Sweeney	Principal Accounting Officer

/S/ CARLTON M. JOHNSON	Director	October 23, 2006
Carlton M. Johnson

/S/ GLORIA H. FELCYN	Director	October 23, 2006
Gloria H. Felcyn

/S/ HELMUT FALK, JR.	Director	October 23, 2006
Helmut Falk, Jr.

/S/ JAMES L. TURLEY	Director	October 23, 2006
James L. Turley