Form 10QSB/A
period 2005-08-31
PATRIOT SCIENTIFIC CORP
filed 2006-11-08
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

Yes ☐   No ☒

On November 3, 2006, 384,472,310 shares of common stock, par value $.00001 per share (the issuer’s only class of voting stock) were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-QSB for the quarterly period ended August 31, 2005 is being filed in conjunction with our decision to restate the financial statements contained in our report on Form 10-QSB for the quarterly period ended August 31, 2005, filed with the Securities and Exchange Commission on October 24, 2005. Our board of directors determined, on September 8, 2006, that the original financial statements for the periods in question should no longer be relied upon. We have filed a Form 8-K and an amendment thereto on Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review for the restatement.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

The financial statements required by this item begin on page F-1 with the index to Unaudited condensed Consolidated Financial Statements.

ITEM 3. CONTROLS AND PROCEDURES

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of August 31, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the following two discrete issues, that pertain to material weaknesses, discussed in more detail, below.

Notwithstanding the material weaknesses discussed below, the Company's management has concluded that the consolidated financial statements included in our Annual Report on Form 10-KSB, for the year ended May 31, 2006, fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

In connection with the restatement, and in light of the change in judgment which gave rise to it, our Chief Executive Officer and our Chief Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB for the quarterly period ended August 31, 2005.  The certifying officers determined that disclosure controls and procedures were not effective as a consequence of the material weaknesses described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of the restatements described above, the following material weaknesses were identified in the Company's assessment of the effectiveness of disclosure controls and procedures as of August 31, 2005:

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

PART II

ITEM 6. EXHIBITS

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

3.1	Original Articles of incorporation of the Company’s predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, file no. 33-23143-FW*

Exhibit No.	Document

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

4.4	Form of 5% Convertible Term Debenture (CC Investments, LDC) due June 2, 1999 aggregating $2,000,000 to two investors incorporated by reference to Exhibit 4.4 to Form 8-K dated June 16, 1997*

Exhibit No.	Document

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

Exhibit No.	Document

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

Exhibit No.	Document

4.27	2003 Stock Option Plan of the Company dated July 2, 2003 incorporated by reference to Exhibit 4.27 to Registration Statement on Form S-8 filed September 4, 2003*

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

10.9	Employment Agreement dated November 20, 1995 between the Company and Elwood G. Norris, incorporated by reference to Exhibit 10.9 to Registration Statement on Form SB-2 filed March 18, 1996*

Exhibit No.	Document

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

Exhibit No.	Document

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

10.29	Employment Agreement dated April 26, 2001 between the Company and David H. Pohl incorporated by reference to Exhibit 10.29 to Form 10-KSB for the fiscal year ended May 31, 2001, filed August 29, 2001*

10.30	Employment Agreement dated November 17, 2001 between the Company and Lowell W. Giffhorn incorporated by reference to Exhibit 10.30 to Registration Statement on Form S-3 filed June 27, 2002*

10.31	Employment Agreement dated December 20, 2001 between the Company and Jayanta Maitra incorporated by reference to Exhibit 10.31 to Registration Statement on Form S-3 filed June 27, 2002*

10.32	Consulting Agreement dated March 7, 2002 between the Company and SDMC, Inc. incorporated by reference to Exhibit 10.32 to Registration Statement on Form S-3 filed June 27, 2002*

10.33	Employment Agreement dated January 2, 2004 between the Company and Jayanta Maitra incorporated by reference to Exhibit 10.33 to Registration statement on Form SB-2 filed May 21, 2004*

10.34	Consulting Agreement dated March 18, 2004 between the Company and SDMC, Inc. incorporated by reference to Exhibit 10.34 to Registration Statement en Form SB-2 filed May 21, 2004*

Exhibit No.	Document

10.35	Employment Agreement dated June 1, 2004 between the Company and Patrick Nunally incorporated by reference to Exhibit 10.35 to Form 10-KSB for the fiscal year ended May 31, 2004, filed August 19, 2004*

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

99.5	Press Release of the Company dated November 4, 1996 incorporated by reference to Exhibit 99.5 to Form 8-K filed January 9, 1997*

99.6	Form of Incentive Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8 filed March 26, 2001*

99.7	Form of Non-Qualified Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.7 to Registration Statement on Form S-8 filed March 26, 2001*

99.8	Form of Incentive Stock Option Agreement to the Company’s 2003 Stock Option Plan incorporated by reference to Exhibit 99.8 to Registration Statement on Form S-8 filed September 4, 2003*

99.9	Form of Non-Qualified Stock Option Agreement to the Company’s 2003 Stock Option Plan incorporated by reference to Exhibit 99.9 to Registration Statement on Form S-8 filed September 4, 2003*

*	Previously filed in indicated registration statement or report.
**	Exhibit filed herewith this Quarterly Report on Form 10-QSB for the quarterly period ended August 31, 2005.

Patriot Scientific Corporation

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation
Condensed Consolidated Balance Sheets

	August 31, 2005	May 31, 2005
	As restated (See Note 2)
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$5,969,897	$591,426
Marketable securities and short term investments	709,475	697,524
Restricted short term investment	203,341	201,648
Licenses receivable	1,250,000	2,000,000
Prepaid expenses and other current assets	231,213	121,758
Total current assets	8,363,926	3,612,356

Property and equipment, net	25,087	21,376

Investment in affiliated company	1,752,431	—

Patents and trademarks, net of accumulated amortization of $558,269 and $549,563	57,705	66,411

Other assets	—	23,891
	$10,199,149	$3,724,034

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Line of credit	$99,098	$100,000
Current portion of convertible debentures, net of debt discount of $210,924 and $301,320	512,244	421,847
Accounts payable	326,689	268,458
Accrued liabilities	432,715	505,153
Current portion of capital lease obligation	—	2,306
Accrued contested fee payable	346,000	346,000
Total current liabilities	1,716,746	1,643,764

Warrant and derivative liabilities	6,087,287	9,274,712
Convertible debentures, net of debt discount of $14,699 and $111,559	10,301	45,942
Total liabilities	7,814,334	10,964,418

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	—	—
Common stock, $0.00001 par value: 500,000,000 shares authorized: 293,168,632 and 280,492,013 issued and outstanding	2,932	2,805
Additional paid-in capital	57,579,772	55,459,253
Accumulated deficit	(55,197,889)	(62,702,442)
Total stockholders’ equity (deficit)	2,384,815	(7,240,384)
	$10,199,149	$3,724,034

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	August 31, 2005	August 31, 2004
	As Restated (See Note 2)
Revenues:
Licenses and royalties	$10,000,000	$—
Other	10,070	2,550
	10,010,070	2,550

Operating expenses:
Research and development	88,707	128,304
Selling, general and administrative	1,162,396	380,401
Settlement and license expense	1,918,054	—
Total operating expenses	3,169,157	508,705
Operating income (loss)	6,840,913	(506,155)

Other income (expense):
Unrealized loss on marketable securities	—	(14,663)
Other income	33,893	47,273
Interest expense	(202,484)	(613,105)
Change in fair value of warrant and derivative liabilities	1,079,799	2,220,953
Equity in loss of affiliated company	(247,569)	—
Total other income, net	663,639	1,640,458

Net income	$7,504,552	$1,134,303

Basic income per common share	$0.03	$0.01

Diluted income per common share	$0.02	$0.00

Weighted average number of common shares outstanding-basic	291,335,488	183,060,245

Weighted average number of common shares outstanding-diluted	367,216,524	256,787,601

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	August 31, 2005	August 31, 2004
	As Restated (See Note 2)

Operating activities:
Net income	$7,504,552	$1,134,303
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	14,536	23,648
Equity in loss of affiliated company	247,569	—
Change in fair value of warrant and derivative liabilities	(1,079,799)	(2,220,953)
Net gain related to warrant re-pricing, reconveyance and issuance	(538,208)	—
Issuance of stock, options and warrants for services and other	81,250	14,800
Unrealized loss on marketable securities	—	14,663
Accrued interest income added to investments	(13,644)	—
Non-cash interest expense related to convertible debentures, notes payable and warrants	187,256	565,610
Expense related to extension of expiration date of stock options	125,000	—
Changes in operating assets and liabilities:
Accounts receivable	—	1,225
Prepaid and other assets	(85,564)	3,183
Licenses receivable	750,000	—
Accounts payable and accrued expenses	(8,165)	(36,155)
Net cash provided by (used in) operating activities	7,184,783	(499,676)

Investing activities:
Purchase of property and equipment	(9,541)	—
Investment in affiliated company	(2,000,000)	—
Net cash used in investing activities	(2,009,541)	—

Financing activities:
Net payment on line of credit	(902)	—
Payments on capital lease obligations	(2,306)	(1,839)
Proceeds from exercise of common stock warrants and options	206,437	154,431
Net cash provided by financing activities	203,229	152,592

Net increase (decrease) in cash and cash equivalents	5,378,471	(347,084)
Cash and cash equivalents, beginning of period	591,426	355,940
Cash and cash equivalents, end of period	$5,969,897	$8,856

Supplemental Disclosure of Cash Flow Information:

Cash payments for interest	$—	$1,781
Cash payments for income taxes	$—	$2,400

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Convertible debentures, notes payable and accrued interest exchanged for common stock	$138,540	$469,665
Reclassification of derivative liabilities associated with debt conversions and warrant exercises	$1,569,420	$836,662
Cashless exercise of warrants	$116	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements of Patriot Scientific Corporation (the “Company”, “we”, “us” or “our”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with our audited financial statements and notes thereto included in Form 10-KSB/A for our fiscal year ended May 31, 2005.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month period ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ended May 31, 2006.

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

During the three months ended August 31, 2005 and 2004, the Company recognized other income of $1,079,799 and $2,220,953, respectively, related to recording the warrant and derivative liabilities at fair value. At August 31, 2005 and 2004, the value of warrant and derivative liabilities totaled $6,087,287 and $9,274,712, respectively.

The Company’s derivative instruments were valued using a Monte Carlo simulation model incorporating the instruments’ multiple reset dates.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Derivative Financial Instruments, continued

The following assumptions were used for valuing the embedded derivatives during the three months ended August 31, 2005 and 2004:

	2005	2004

Estimated dividends	None	None
Expected volatility	101 - 229%	161 - 266%
Risk-free interest rate	3.5 - 5.1%	1.3 - 4.4%
Expected term (years)	2 - 7	2 - 7

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

Net Income Per Share
The Company applies SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. At August 31, 2005, potential common shares of 24,472,210 relating to the Company’s outstanding options, warrants and convertible debentures were not included in the calculation of diluted income per share as they had an anti-dilutive effect. At August 31, 2004, potential common shares of 32,830,279 relating to the Company’s outstanding options and warrants were not included in the calculation of diluted income per share as they had an anti-dilutive effect.

	Three Months Ended August 31, 2005 As restated (See Note 2)
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$7,504,552	291,335,488	$0.03

Diluted EPS:
Effect of dilutive securities:
Options and warrants	—	75,881,036
Income available to common shareholders	$7,504,552	367,216,524	$0.02

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Net Income Per Share, continued

	Three Months Ended August 31, 2004 As restated (See Note 2)
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$1,134,303	183,060,245	$0.01

Diluted EPS:
Convertible debentures interest	44,524
Effect of dilutive securities:
Convertible debentures		43,403,632
Options and warrants	—	30,323,724
Income available to common shareholders	$1,178,827	256,787,601	$0.00

Stock-Based Compensation
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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation, continued

The following table illustrates the effect on net income and net income per share for the three months ended August 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black-Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period:

	Three Months Ended August 31,
	2005	2004
	As restated (See Note 2)
Net income as reported	$7,504,552	$1,134,303

Add:
Share-based compensation expense included in reported net income, net of tax effects	—	—
Deduct:
Total share-based employee compensation expense under fair value based method for all awards, net of tax effects	182,250	2,883
Pro forma net income	$7,322,302	$1,131,420

Net income per common share, as reported - basic	$0.03	$0.01
Net income per common share, as reported - diluted	$0.02	$0.00

Net income per common share, pro forma - basic	$0.03	$0.01
Net income per common share, pro forma - diluted	$0.02	$0.00

2. Restatement of Previously Issued Financial Statements

During fiscal 2006, the Company determined that the manner in which it historically accounted for the reset conversion feature and embedded put option of its convertible debentures issued during fiscal 2002 through fiscal 2005 was not in accordance with SFAS No. 133, as amended, and EITF Issue No. 00-19. The Company determined that the reset conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to SFAS No. 133. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debenture agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was required to be recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company was required to record a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company was required to record non-operating, non-cash income.  Accordingly, in connection with the restatement adjustments, the Company has appropriately reflected the non-operating, non-cash income or expense resulting from the changes in fair value. The Company had previously not recorded the embedded derivative instruments as liabilities and did not record the related changes in fair value. Additionally, the Company recorded warrant issuances using a Monte Carlo simulation model which resulted in different estimated fair values than the values historically estimated using the Black-Scholes option-pricing model.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements, continued

In addition, the Company determined the manner in which it accounted for its interest in Phoenix Digital was not in accordance with appropriate accounting literature. Beginning in June 2005, the Company accounted for its interest in Phoenix Digital as a variable interest entity, as defined in FASB Interpretation 46(R). Accordingly, the accounts and transactions of Phoenix Digital were consolidated with those of the Company and the ownership interest of the other member of Phoenix Digital was presented as a minority interest in the consolidated financial statements of the Company for the three month period ended August 31, 2005. The Company has reassessed its accounting for its interest in Phoenix Digital and after further consideration of FIN 46(R) and other authoritative literature, has corrected its accounting policy to account for its interest in Phoenix Digital in accordance with the equity method of accounting for investments, as the Company did not have a controlling financial interest in Phoenix Digital and determined that it was not the primary beneficiary of the relationship.

The following tables present a summary of the effects of the restatement adjustments on the Company’s condensed consolidated balance sheets at August 31, 2005 and May 31, 2005 and the condensed consolidated statements of operations and cash flows for the three months ended August 31, 2005 and 2004:

	Condensed Consolidated Balance Sheet
As of August 31, 2005	As Previously Reported	Adjustments	As Restated
Cash and cash equivalents	$9,474,759	$(3,504,862)	$5,969,897
Total current assets	$11,868,788	$(3,504,862)	$8,363,926
Investment in affiliated company	$—	$1,752,431	$1,752,431
Total assets	$11,951,580	$(1,752,431)	$10,199,149
Accrued liabilities	$472,717	$(40,002)	$432,715
Total current liabilities	$1,756,748	$(40,002)	$1,716,746
Warrant and derivative liabilities	$—	$6,087,287	$6,087,287
Total liabilities	$1,767,049	$6,047,285	$7,814,334
Minority interest in equity of consolidated entity	$1,759,431	$(1,759,431)	$—
Additional paid-in capital	$56,517,682	$1,062,090	$57,579,772
Accumulated deficit	$(48,095,514	$(7,102,375)	$(55,197,889
Total stockholders’ equity	$8,425,100	$(6,040,285)	$2,384,815
Total liabilities and stockholders’ equity	$11,951,580	$(1,752,431)	$10,199,149

	Condensed Consolidated Statement of Operations
Three months ended August 31, 2005	As Previously Reported	Adjustments	As Restated
Selling , general and administrative expense	$1,675,719	$(513,323)	$1,162,396
Settlement and license expense	$3,855,132	$(1,937,078)	$1,918,054
Total operating expense	$5,619,558	$(2,450,401)	$3,169,157
Operating income	$4,390,512	$2,450,401	$6,840,913
Other income	$53,457	$(19,564)	$33,893
Change in fair value of warrant and derivative
liabilities	$—	$1,079,799	$1,079,799
Equity in (loss) of affiliated company	$—	$(247,569)	$(247,569)
Total other income (expense)	$(149,027)	$812,666	$663,639
Income before minority interest in income of
consolidated entity and income taxes	$4,241,485	$3,263,067	$7,504,552
Minority interest in loss of consolidated entity	$240,569	$(240,569)	$—
Income before income taxes	$4,482,054	$3,022,498	$7,504,552
Provision for income taxes	$(40,000)	$40,000	$—
Net income	$4,442,054	$3,062,498	$7,504,552
INCOME PER COMMON SHARE:
Basic	$0.02	$0.01	$0.03
Diluted	$0.01	$0.01	$0.02

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements, continued

	Condensed Consolidated Statement of Cash Flows
Three months ended August 31, 2005	As Previously Reported	Adjustments	As Restated
Net income	$4,442,054	$3,062,498	$7,504,552
Equity in earnings of affiliated company	$—	$247,569	$247,569
Change in fair value of warrant and
derivative liabilities	$—	$(1,079,799)	$(1,079,799)
Net gain related to warrant re-pricing, reconveyance
and issuance	$—	$(538,208)	$(538,208)
Issuance of stock, options and warrants
for services and other	$206,250	$(125,000)	$81,250
Non-cash interest expense related to warrant
repricing and issuance	$1,397,491	$(1,397,491)	$—
Expense related to extension of expiration date of
stock options	$—	$125,000	$125,000
Loss in consolidated entity allocated to minority
interest	$(240,569)	$240,569	$—
Changes in accounts payable and accrued liabilities	$31,835	$(40,000)	$(8,165)
Net cash provided by operating activities	$6,689,645	$495,138	$7,184,783
Investment in affiliated company	$—	$(2,000,000)	$(2,000,000)
Net cash used in investing activities	$(9,541)	$(2,000,000)	$(2,009,541)
Minority interest investment in consolidated entity	$2,000,000	$(2,000,000)	$—
Net cash provided by financing activities	$2,203,229	$(2,000,000)	$203,229

	Condensed Consolidated Balance Sheet
As of May 31, 2005	As Previously Reported	Adjustments	As Restated
Warrant and derivative liabilities	$—	$9,274,712	$9,274,712
Total liabilities	$1,689,706	$9,274,712	$10,964,418
Additional paid-in capital	$54,569,091	$890,162	$55,459,253
Accumulated deficit	$(52,537,568)	$(10,164,874)	$(62,702,442)
Total stockholders’ equity (deficit)	$2,034,328	$(9,274,712)	$(7,240,384)

	Condensed Consolidated Statement of Operations
Three months ended August 31, 2004	As Previously Reported		Adjustments	As Restated
Interest expense		$(632,906)	$19,801		$(613,105)
Change in fair value of warrant and
derivative liabilities		$—	$2,220,953		$2,220,953
Total other income (expense)		$(600,296)	$2,240,754		$1,640,458
Income (loss) before minority interest in loss of
consolidated entity and income taxes		$(1,106,451)	$2,240,754		$1,134,303
Income (loss) before income taxes		$(1,106,451)	$2,240,754		$1,134,303
Net income (loss)		$(1,106,451)	$2,240,754		$1,134,303
INCOME (LOSS) PER COMMON SHARE:
Basic	$	$$(0.01)	$0.02	$	$$0.01
Diluted		$(0.01)	$0.01		$$0.00

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements, continued

	Condensed Consolidated Statement of Cash Flows
Three months ended August 31, 2004	As Previously Reported	Adjustments	As Restated
Net income (loss)	$(1,106,451)	$2,240,754	$1,134,303
Change in fair value of derivative liabilities	$—	$(2,220,953)	$(2,220,953)
Non-cash interest expense related to convertible
debentures	$585,411	$(19,801)	$565,610

3. License Agreements

In February 2005, the Company entered into two separate licensing agreements with one customer for the Company’s patent portfolio and Ignite microprocessor technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for maintenance services. Maintenance under the agreement is expected to be provided over a period not to exceed four years. Maintenance revenue recognized during the year ended May 31, 2005 was $6,250. The payment terms of the agreements required aggregate payments of $300,000 at the time of execution, three quarterly payments of $750,000 each on April 1, August 15, and November 15, 2005 and one final payment of $500,000 on February 15, 2006. Total payments received in fiscal 2005 amounted to $1,050,000. The agreements also provide for the future payment of royalties to the Company based on sales of product using the Ignite licensed technology. In connection with this license agreement, the Company became obligated to the former co-inventor of the patent portfolio technology for $207,600 pursuant to a July 2004 agreement under which the Company was obligated to pay a percentage of licensed proceeds to the co-inventor. The amount due was payable in four installments of $51,900; $103,800 remains outstanding at August 31, 2005, and is included in accrued liabilities. The Company has reviewed the potential obligation for future payments to the co-inventor of the patent portfolio technology in connection with entering into license agreements. The Company believes, based upon consultation with its legal counsel, that it has no further obligation to the co-inventor and has not provided an accrual for such amount. The Company is aware of a lawsuit filed against it by the co-inventor of the patent portfolio technology The Company intends to vigorously defend itself in this matter; however, it is possible that were the Company not to prevail in the suit, the ultimate amount payable to such co-inventor of the Ignite technology could be significant.

Also, in conjunction with entering into these license agreements, as well as other license agreements (Note 4), the legal advisor who had previously assisted the Company in its negotiations has asserted a claim against the Company for amounts to which the advisor believes it is entitled. Based on its assessment of the matter, the Company has accrued a liability of $346,000 as of August 31, 2005. In July 2006, the Company settled the matter (see Note 7).

4. Investment in Affiliated Company/License Agreement

On June 7, 2005, the Company entered into a Master Agreement (the “Master Agreement”) with Technology Properties Limited Inc., a California corporation (“TPL”), and Charles H. Moore (“Moore”), the co-inventor of certain of the Company’s technology, pursuant to which the Company and Moore resolved all legal disputes between them. Pursuant to the Master Agreement, the Company and TPL entered into the Limited Liability Company Operating Agreement of Phoenix Digital Solutions, LLC (the “LLC Agreement”) into which the Company and Moore contributed their rights to certain of the Company’s technologies. The Company believes, based upon consultation with its attorneys, it was not required by applicable law or other existing agreements to obtain approval for the contribution of the license rights to Phoenix Digital from stockholders or any parties other than its various warrant holders.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company/License Agreement, continued

The Company and TPL each own 50% of the membership interests of Phoenix Digital, and each have the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, the Company and TPL agreed to establish a working capital fund for Phoenix Digital of $4,000,000, of which the Company’s contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. The Company and TPL are obligated to fund future working capital requirements at the discretion of the management committee of Phoenix Digital in order to maintain working capital of not more than $8,000,000. Neither the Company nor TPL is required to contribute more than $2,000,000 in any fiscal year. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement. Phoenix Digital has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of Phoenix Digital) for supporting efforts to secure licensing agreements by the other member on behalf of Phoenix Digital. During the three months ended August 31, 2005, Phoenix Digital paid $500,000 to TPL pursuant to this commitment.

The Company is accounting for its investment in Phoenix Digital under the equity method of accounting, and accordingly has recorded its 50% share of Phoenix Digital’s net loss of $495,137 during the three months ended August 31, 2005 as a decrease in its investment. The Company’s investment in Phoenix Digital is $1,752,431 at August 31, 2005 and has been recorded as “Investment in Affiliated Company.”

Concurrently with forming Phoenix Digital, the Company entered into a license agreement with a third party pursuant to which it received $10,000,000, which amount was recorded as license revenue during the three months ended August 31, 2005. In connection with entering into the license agreement and forming Phoenix Digital, the Company incurred various cash and non-cash expenses. Direct, incremental cash costs incurred with the transactions included $170,000 paid to a committee of the Company’s board of directors for their efforts in consummating the transactions, approximately $1,328,000 paid to certain of the Company’s warrant holders to obtain their approval of the agreement and release of their lien and blocking rights. Additionally, $960,000 was paid to the former co-inventor of the technology.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company/License Agreement, continued

The condensed balance sheet and statement of operations of Phoenix Digital at August 31, 2005 and for the three months then ended are as follows:

UNAUDITED CONDENSED BALANCE SHEET - Phoenix Digital Solutions, LLC

Assets:
Cash	$3,504,863
Total assets	$3,504,863

Liabilities and members’ equity:
Liabilities	$—
Members’ equity	3,504,863
Total liabilities and members’ equity	$3,504,863

UNAUDITED CONDENSED STATEMENT OF OPERATIONS - Phoenix Digital Solutions, LLC

Revenues	$—
Operating expenses	514,701

Operating loss	(514,701)

Interest income	19,564
Net loss	$(495,137)

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

The terms of the convertible debentures included certain features that were considered embedded derivative financial instruments, such as the conversion feature and a reset conversion feature which provided for a conversion of the debentures into shares of the Company’s common stock at a rate which was determined to be variable. Because the debentures were not conventional convertible debt, the Company was also required to record the related warrants at their fair values. The total value of the derivative and warrant liabilities at August 31, 2005 and May 31, 2005 was $6,087,287 and $9,274,712 respectively, consisting of the fair value of the conversion feature and reset feature of $1,932,079 and $3,602,365 respectively and the fair value of the warrants of $3,459,816 and $4,029,634 respectively. In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debenture agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. The total fair value of the non-employee warrants at August 31, 2005 and May 31, 2005 was $695,392 and $1,642,714 respectively.

During the three months ended August 31, 2005 and 2004, the value of the warrant and derivative liabilities decreased by $1,079,799 and $2,220,953 respectively, which is reflected as a component of other income (expense) in the accompanying condensed consolidated statements of operations.

During the three months ended August 31, 2005, holders of debentures with a principal balance of $132,500 converted their debentures, together with accrued interest thereon of approximately $6,100, into 8,295,789 shares of the Company’s common stock.

The following table presents the status and activity of the Company’s convertible debentures as of and through August 31, 2005:

							Shares
			Principal				Converted
			Balance at			Effective	as of	Warrant
	Dates of	Original	August 31,	Conversion Prices		Registration	August 31,	Shares
Series	Issuance	Principal	2005	Initial	Reset	Date	2005	Issued
A	4/23/02-	$1,000,000	$—	$0.08616-	$0.04190-	10/29/2002	24,099,548	12,859,175
	6/10/02			0.10289	0.04457

B	8/23/02-	605,000	—	0.05126-	0.04381-	3/7/2003	14,777,350	11,234,835
	1/24/03			0.0727	0.04722

C	3/24/02-	510,000	—	0.041-	0.041-	6/26/2003	10,470,554	9,377,943
	6/9/03			0.065	0.065

D	8/1/03-	547,500	—	0.0172-	0.0172-	11/18/2003	25,178,803	22,455,355
	10/21/03			0.048	0.0477

E	12/1/03-	1,527,500	—	0.0267-	0.0267-	6/7/2004	46,794,618	30,395,392
	5/11/04			0.10	0.10

F	3/23/04	723,168	723,168	0.09	0.09	Not Registered	—	8,035,192

G	9/28/04-	490,000	25,000	0.016710-	0.01670-	5/22/2006	20,729,062	21,690,815
	1/17/05			0.04	0.04
		$5,403,168	$748,168				142,049,935	116,048,707

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Convertible Debentures, continued

Convertible debentures issued since April 2002	$5,403,168
Less: debentures converted to common stock	(4,655,000)
748,168
Less: debt discount	(225,623)

Convertible debentures at August 31, 2005	522,545
Less: current portion	(512,244)
Long term portion	$10,301

Maturity dates of outstanding convertible debentures
March 23, 2006	$723,168
November 17, 2006	25,000
$748,168

No convertible debentures or warrants in connection with convertible debentures were issued during the three months ended August 31, 2005.

The Company recorded the initial fair value of the derivative instruments and warrants as a debt discount, which is being amortized to interest expense over the term of the convertible debentures. During the three months ended August 31, 2005 and 2004, the Company recorded interest expense of $187,256 and $565,610, related to the amortization of the debt discount. At August 31, 2005 the Company’s convertible debentures were convertible into approximately 10,550,000 shares of the Company’s common stock.

6. Stockholders’ Equity

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

Stock Options and Warrant Activity

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

During the three months ended August 31, 2005, we issued options to acquire 1,350,000 shares of our common stock at a per share price of $0.16 to members of our board of directors.

During the three months ended August 31, 2005, a former employee exercised stock options to purchase 450,000 shares, a consultant exercised options to purchase 250,000 shares and a director exercised options to purchase 150,000 shares. All the exercises were for cash and the aggregate proceeds were $78,400.

During the three months ended August 31, 2005, we recorded $125,000 of non cash compensation expense related to the extension of stock options to a former employee in connection with a severance agreement.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity, continued

As of August 31, 2005, we had warrants outstanding exercisable into 98,007,041 common shares at exercise prices ranging from $0.015 to $0.65 per share expiring through 2011. During the three months ended August 31, 2005, we issued warrants to purchase 3,790,290 shares of common stock, investors exercised warrants to purchase 2,905,830 shares of our common stock for $128,037; and cancelled warrants to purchase 12,000,000 shares of our common stock. For warrants issued in conjunction with the 8% convertible debentures, at each anniversary date the warrants will be repriced to the lesser of the initial exercise price or the volume weighted average price for our common stock for the ten days previous to the reset date. For warrants issued in conjunction with the equity lines of credit and Antidilution Agreement warrants, at each anniversary date the warrants will be repriced to the lesser of the initial exercise price or 110% of the lowest closing bid price of our common stock for the five trading days ending on such six month anniversary date. During the three months ended August 31, 2005, no warrants were repriced in connection with these agreements. The Company repriced other warrants to purchase approximately 35,000,000 common shares to $0.015.

In connection with a previous debt agreement, the Company entered into an Antidilution Agreement (the “Antidilution Agreement”) with Swartz Private Equity, LLC (“Swartz”) wherein the Company was obligated to issue to Swartz warrants equal to 11% of the common stock issued between January 28, 2002 and March 11, 2002, 20% of the common stock issued between March 12, 2002 and April 1, 2003, and after April 1, 2003, 30% of the common stock issued to any parties other than Swartz. There were no warrants issued during the three month period ended August 31, 2005 and 801,444 warrants with a fair value of $20,117 were issued during the three months ended August 31, 2004 in connection with the Antidilution agreement

7. Commitments and Contingencies

Litigation and Arbitration

Beatie and Osborne, LLP v. Patriot Scientific Corporation

Beatie and Osborne, LLP is a New York law firm that formerly represented the Company in the Inventorship Litigation and the Infringement Litigation. On March 8, 2005, Beatie and Osborne were disqualified by United States District Judge Jeremy Fogel in the Inventorship Litigation. Beatie and Osborne thereafter withdrew from the representation of the Company in the Infringement Litigation. Beatie and Osborne initiated litigation in the Supreme Court of New York on June 8, 2005 claiming breach of contract, quantum merit, and unjust enrichment and alleging claims against the Company, and former Company representatives, Jeffrey Wallin and Lowell Giffhorn, for fraud and interference with contractual relationship. Beatie and Osborne claimed a contingency fee under the terms of its contingency fee agreement with respect to licensing agreements entered into, and possibly with respect to license agreements to be entered into, by the Company. At August 31, 2005, the Company had accrued $346,000 related to the claim (see Note 3). The Company caused a removal of the Beatie and Osborne lawsuit to the United States District Court for the Southern District of New York and moved to transfer the action to the Southern District of California. The transfer motion was denied on May 9, 2006, but Wallin and Giffhorn were ordered dismissed from the action at that time. The circumstances of the disqualification of Beatie and Osborne in the Inventorship Litigation and its withdrawal from the Infringement Litigation were claimed by the Company to have worked a forfeiture of any rights in Beatie and Osborne to a contingency fee of any kind. In July, 2006 the Company and Beatie and Osborne reached a settlement agreement whereby the Company paid Beatie and Osborne $340,000 and Beatie and Osborne retained $96,000 of the Company's funds in its possession through a retainer account. This settled the case in full.

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

Profit Sharing Plan

The Company has a savings and profit-sharing plan that allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the Company’s discretion, the Company may match contributions at 20% of the employee’s contribution up to 6% of the employee’s salary. The Company contributions are vested 20% per year beginning with the first year of service. The Company made no matching contributions to the plan in the three month period ended August 31, 2005.

Employment Contract

During the three months ended August 31, 2005, the Company terminated two of its officers, each of whom had an employment contract with the Company. One of the officers agreed to accept as severance approximately $150,000 and to have the maturity date of options held by him extended for one year. Further, the Company agreed to accelerate the vesting of all outstanding options held by the officer and to extend their term to June 2006. The Company recorded an expense of approximately $125,000 related to this option modification in the three months ended August 31, 2005.

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

DATED: November 7, 2006	PATRIOT SCIENTIFIC CORPORATION /S/ DAVID H. POHL David H. Pohl Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID H. POHL	President, Chief Executive Officer, and Director	November 7, 2006
David H. Pohl

/S/ THOMAS J. SWEENEY	Chief Financial Officer and Principal Accounting Officer	November 7, 2006
Thomas J. Sweeney

/S/ CARLTON M. JOHNSON	Director	November 7, 2006
Carlton M. Johnson

/S/ GLORIA H. FELCYN	Director	November 7, 2006
Gloria H. Felcyn

/S/ HELMUT FALK, JR.	Director	November 7, 2006
Helmut Falk, Jr.

/S/ JAMES L. TURLEY	Director	November 7, 2006
James L. Turley