Form 10QSB/A
period 2005-11-30
PATRIOT SCIENTIFIC CORP
filed 2006-11-28
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

On November 10, 2006, 384,222,318 shares of common stock, par value $.00001 per share (the issuer’s only class of voting stock) were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-QSB for the quarterly period ended November 30, 2005 is being filed in conjunction with our decision to restate the financial statements contained in our report on Form 10-QSB for the quarterly period ended November 30, 2005, filed with the Securities and Exchange Commission on January 23, 2006. Our board of directors determined, on September 8, 2006, that the original financial statements for the periods in question should no longer be relied upon. We have filed a Form 8-K and an amendment thereto on Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review for the restatement.

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

TABLE OF CONTENTS

PART I

Item 1. Financial Statements	4

Item 3. Controls and Procedures	4

PART II

Item 6. Exhibits	5

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of November 30, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the following two discrete issues, that pertain to material weaknesses, discussed in more detail, below.

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

In connection with the restatement, and in light of the change in judgment which gave rise to it, our Chief Executive Officer and our Chief Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB for the quarterly period ended November 30, 2005.  The certifying officers determined that disclosure controls and procedures were not effective as a consequence of the material weaknesses described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of the restatements described above, the following material weaknesses were identified in the Company's assessment of the effectiveness of disclosure controls and procedures as of November 30, 2005:

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

99.5	Press Release of the Company dated November 4, 1996 incorporated by reference to Exhibit 99.5 to Form 8-K filed January 9, 1997*

99.6	Form of Incentive Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8 filed March 26, 2001*

99.7	Form of Non-Qualified Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.7 to Registration Statement on Form S-8 filed March 26, 2001*

99.8	Form of Incentive Stock Option Agreement to the Company’s 2003 Stock Option Plan incorporated by reference to Exhibit 99.8 to Registration Statement on Form S-8 filed September 4, 2003*

99.9	Form of Non-Qualified Stock Option Agreement to the Company’s 2003 Stock Option Plan incorporated by reference to Exhibit 99.9 to Registration Statement on Form S-8 filed September 4, 2003*

*	Previously filed in indicated registration statement or report.

**	Exhibit filed herewith this Quarterly Report on Form 10-QSB for the quarterly period ended November 30, 2005.

PATRIOT SCIENTIFIC CORPORATION

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of November 30, 2005 (restated) and May 31, 2005 (restated)	2
Unaudited Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2005 (restated) and 2004 (restated)	3
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2005 (restated) and 2004 (restated)	4
Notes to Unaudited Condensed Consolidated Financial Statements	5 - 19

OTHER INFORMATION
SIGNATURES

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation
Condensed Consolidated Balance Sheets

	November 30, 2005	May 31, 2005
	As restated (See Note 2)
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$5,919,312	$591,426
Marketable securities and short term investments	614,283	697,524
Restricted short term investment	204,774	201,648
Licenses receivable	500,000	2,000,000
Accounts receivable	2,625	-
Prepaid expenses and other current assets	243,186	121,758

Total current assets	7,484,180	3,612,356

Property and equipment, net	25,588	21,376

Investment in affiliated company	1,279,835	-

Patents and trademarks, net of accumulated amortization of $566,975 and $549,563	48,999	66,411

Other assets, net	-	23,891
	$8,838,602	$3,724,034

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Line of credit	$100,000	$100,000
Current portion of convertible debentures, net of debt discount of $132,078 and $301,320	616,090	421,847
Accounts payable	138,704	268,458
Accrued liabilities	447,404	505,153
Current portion of capital lease obligation	-	2,306
Accrued contingency fee payable	346,000	346,000

Total current liabilities	1,648,198	1,643,764

Warrant and derivative liabilities	4,784,531	9,274,712
Convertible debentures, net of debt discount of $ - and $111,559	-	45,942

Total liabilities	6,432,729	10,964,418

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $0.00001 par value: 500,000,000 shares authorized: 304,719,593 and 280,492,013 issued and outstanding	3,047	2,805
Additional paid-in capital	57,701,056	55,459,253
Accumulated deficit	(55,298,230)	(62,702,442)
Total stockholders’ equity (deficit)	2,405,873	(7,240,384)

	$8,838,602	$3,724,034

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30 2005	November 30, 2004	November 30, 2005	November 30, 2004
Revenues:	As restated (See Note 2)		As restated (See Note 2)

Licenses and royalties	$-	$-	$10,000,000	$-
Other	10,202	18,748	20,272	21,298
	10,202	18,748	10,020,272	21,298

Operating expenses:
Research and development	109,553	54,037	198,260	182,341
Selling, general and administrative	657,338	392,552	1,819,734	772,954
Settlement and license expense	-	-	1,918,054	-
Total operating expenses	766,891	446,589	3,936,048	955,295

Operating income (loss)	(756,689)	(427,841)	6,084,224	(933,997)

Other income (expense):
Unrealized gain (loss) on marketable securities	(1,137)	2,444	(1,137)	(12,219)
Other income	59,758	479	93,648	47,752
Interest expense	(111,030)	(1,129,880)	(313,514)	(1,742,985)
Change in fair value of warrant and derivative liabilities	1,181,356	(1,460,882)	2,261,155	760,072
Equity in loss of affiliated company	(472,596)	-	(720,165)	-
Total other income (expense), net	656,351	(2,587,839)	1,319,987	(947,380)

Net income (loss)	$(100,338)	$(3,015,680)	$7,404,211	$(1,881,377)

Basic income (loss) per common share	$-	$(0.02)	$0.02	$(0.01)

Diluted income (loss) per common share	$-	$(0.02)	$0.02	$(0.01)

Weighted average number of common shares outstanding-basic	303,431,364	198,970,399	297,350,377	190,971,852
Weighted average number of common shares outstanding-diluted	303,431,364	198,970,399	370,675,410	190,971,852

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	November 30, 2005	November 30, 2004
	As restated (See Note 2)
Operating activities:
Net income (loss)	$7,404,211	$(1,881,377)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	29,240	47,297
Equity in loss of affiliated company	720,165	-
Change in fair value of warrant and derivative liabilities	(2,261,155)	(760,072)
Net gain related to warrant re-pricing, reconveyance and issuance	(538,208)	-
Non-cash interest expense related to convertible debentures, notes payable and warrants	280,801	1,654,420
Non-cash compensation related to issuance of stock options and vesting of warrants	-	22,175
Issuance of common stock, options and warrants for services and other	81,250	14,800
Expense related to extension of expiration date of stock options	125,000	-
Unrealized loss on marketable securities	1,137	12,219
Accrued interest income added to investments	(21,022)	-
Changes in:
Accounts receivable	(2,625)	(2,368)
Prepaid and other assets	(97,537)	95,408
Licenses receivable	1,500,000	-
Accounts payable and accrued expenses	(181,462)	(2,103)
Net cash provided by (used in) operating activities	7,039,795	(799,601)

Investing activities:
Proceeds from sale of marketable securities	100,000	-
Purchases of property and equipment	(16,040)	-
Investment in affiliated company	(2,000,000)	-
Net cash used in investing activities	(1,916,040)	-

Financing activities:
Proceeds from the issuance of convertible debentures	-	452,500
Proceeds from the issuance of common stock	-	3,250
Payments on capital lease obligations	(2,306)	(3,785)
Proceeds from exercise of common stock warrants and options	206,437	164,432
Net cash provided by financing activities	204,131	616,397

Net increase (decrease) in cash and cash equivalents	5,327,886	(183,204)
Cash and cash equivalents, beginning of period	591,426	355,940
Cash and cash equivalents, end of period	$5,919,312	$172,736

Supplemental Disclosure of Cash Flow Information:

Cash payments for interest	$2,637	$2,226
Cash payments for income taxes	$-	$4,800

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Convertible debentures, notes payable and accrued interest exchanged for common stock	$138,540	$1,062,104
Reclassification of derivative liabilities associated with debt conversions and warrant exercises	$1,690,705	$1,400,857
Cashless exercise of warrants	$116	$-

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the six month period ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ended May 31, 2006.

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
During the three month periods ended November 30, 2005 and 2004 the Company recognized other income (expense) of $1,181,356 and ($1,460,882), respectively, related to recording the warrant and derivative liabilities at fair value. During the six month periods ended November 30, 2005 and 2004, the Company recognized other income of $2,261,155 and $760,072, respectively, related to recording the warrant and derivative liabilities at fair value. At November 30, 2005 and May 31, 2005, the value of warrant and derivative liabilities totaled $4,784,531 and $9,274,712, respectively.

The Company’s derivative instruments were valued using a Monte Carlo simulation model incorporating the instruments’ multiple reset dates.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Derivative Financial Instruments, continued

The following assumptions were used for valuing the embedded derivatives during the six month period ended November 30, 2005 and 2004:

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

Net Income Per Share
The Company applies SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. For the six months ended November 30, 2005, potential common shares of 16,300,000 relating to the Company’s outstanding options, warrants and convertible debentures were not included in the calculation of diluted income per share as they had an anti-dilutive effect. For the six and three month periods ended November 30, 2004 and the three month period ended November 30, 2005, all potential common shares relating to the Company’s outstanding options, warrants and convertible debentures were not included in the calculation of diluted income per share as they had an anti-dilutive effect.

	Three Months Ended November 30, 2005 As restated (See Note 2)
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net loss	$(100,338)	303,431,364	$-

Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	-

Loss available to common shareholders	$(100,338)	303,431,364	$-

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Net Income Per Share, continued

	Three Months Ended November 30, 2004 As restated (See Note 2)
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net loss	$(3,015,680)	198,970,399	$(0.02)

Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	-

Loss available to common shareholders	$(3,015,680)	198,970,399	$(0.02)

	Six Months Ended November 30, 2005 As restated (See Note 2)
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$7,404,211	297,350,377	$0.02

Diluted EPS:
Convertible debentures interest	30,077
Effect of dilutive securities:
Convertible debentures		11,189,455
Options and warrants	-	62,135,578

Income available to common shareholders	$7,434,288	370,675,410	$0.02

	Six Months Ended November 30, 2004 As restated (See Note 2)
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net loss	$(1,881,377)	190,971,852	$(0.01)

Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	-

Loss available to common shareholders	$(1,881,377)	190,971,852	$(0.01)

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table illustrates the effect on net income (loss) and net income (loss) per share for the three and six month periods ended November 30, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black-Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period:

	Three Months Ended November 30,
	2005	2004
	As restated (See Note 2)
Net loss as reported	$(100,338)	$(3,015,680)
Add:
Share-based compensation expense included in reported net income, net of tax effects	-	-
Deduct:
Total share-based employee compensation expense under fair value based method for all awards, net of tax effects	-	10,110

Pro forma net loss	$(100,338)	$(3,025,790)

Net loss per common share, as reported - basic	-	$(0.02)
Net loss per common share, as reported - diluted	-	$(0.02)

Net loss per common share, pro forma - basic	-	$(0.02)
Net loss per common share, pro forma - diluted	-	$(0.02)

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation, continued

	Six Months Ended November 30,
	2005	2004
	As restated (See Note 2)
Net income (loss) as reported	$7,404,211	$(1,881,377)
Add:
Share-based compensation expense included in reported net income, net of tax effects	-	-
Deduct:
Total share-based employee compensation expense under fair value based method for all awards, net of tax effects	182,250	12,993

Pro forma net income (loss)	$7,221,961	$(1,894,270)

Net income (loss) per common share, as reported - basic	$0.02	$(0.01)
Net income (loss) per common share, as reported - diluted	$0.02	$(0.01)

Net income (loss) per common share, pro forma - basic	$0.02	$(0.01)
Net income (loss) per common share, pro forma - diluted	$0.02	$(0.01)

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

In addition, the Company determined the manner in which it accounted for its interest in Phoenix Digital was not in accordance with appropriate accounting literature. Beginning in June 2005, the Company accounted for its interest in Phoenix Digital as a variable interest entity, as defined in FASB Interpretation 46(R). Accordingly, the accounts and transactions of Phoenix Digital were consolidated with those of the Company and the ownership interest of the other member of Phoenix Digital was presented as a minority interest in the consolidated financial statements of the Company for the six month period ended November 30, 2005. The Company has reassessed its accounting for its interest in Phoenix Digital and after further consideration of FIN 46(R) and other authoritative literature, has corrected its accounting policy to account for its interest in Phoenix Digital in accordance with the equity method of accounting for investments, as the Company did not have a controlling financial interest in Phoenix Digital and determined that it was not the primary beneficiary of the relationship.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements, continued

The following tables present a summary of the effects of the restatement adjustments on the Company’s condensed consolidated balance sheets at November 30, 2005 and May 31, 2005 and the condensed consolidated statements of operations and cash flows for the three and the six month period endeds November 30, 2005 and 2004:

	Condensed Consolidated Balance Sheet
As of November 30, 2005	As Previously Reported	Adjustments	As Restated
Cash and cash equivalents	$8,478,982	$(2,559,670)	$5,919,312
Total current assets	$10,043,850	$(2,559,670)	$7,484,180
Investment in affiliated company	$-	$1,279,835	$1,279,835
Total assets	$10,118,437	$(1,279,835)	$8,838,602
Accrued liabilities	$487,404	$(40,000)	$447,404
Total current liabilities	$1,688,198	$(40,000)	$1,648,198
Warrant and derivative liabilities	$-	$4,784,531	$4,784,531
Total liabilities	$1,688,198	$4,744,531	$6,432,729
Minority interest in equity of consolidated entity	$1,279,835	$(1,279,835)	$-
Additional paid-in capital	$56,517,567	$1,183,489	$57,701,056
Accumulated deficit	$(49,370,210)	$(5,928,020)	$(55,298,230)
Total stockholders’ equity	$7,150,404	$(4,744,531)	$2,405,873
Total liabilities and stockholders’ equity	$10,118,437	$(1,279,835)	$8,838,602

	Condensed Consolidated Statement of Operations
Three months ended November 30, 2005	As Previously Reported	Adjustments	As Restated
Selling, general and administrative expense	$1,623,692	$(966,354)	$657,338
Total operating expense	$1,733,245	$(966,354)	$766,891
Operating loss	$(1,723,043)	$966,354	$(756,689)
Other income	$80,918	$(21,160)	$59,758
Change in fair value of warrant and
derivative liabilities	$-	$1,181,356	$1,181,356
Equity in loss of affiliated company	$-	$(472,596)	$(472,596)
Total other income (expense)	$(31,249)	$687,600	$656,351
Loss before minority interest in income of
consolidated entity and income taxes	$(1,754,292)	$1,653,954	$(100,338)
Minority interest in loss of consolidated entity	$479,596	$(479,596)	$-
Net loss	$(1,274,696)	$1,174,358	$(100,338)
LOSS PER COMMON SHARE:
Basic	$-	$-	$-
Diluted	$-	$-	$-

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements, continued

	Condensed Consolidated Statement of Operations
Six months ended November 30, 2005	As Previously Reported	Adjustments	As Restated
Selling, general and administrative expense	$3,299,411	$(1,479,677)	$1,819,734
Settlement and license expense	$3,855,132	$(1,937,078)	$1,918,054
Total operating expense	$7,352,803	$(3,416,755)	$3,936,048
Operating income	$2,667,469	$3,416,755	$6,084,224
Other income (expense)	$134,375	$(40,727)	$93,648
Change in fair value of warrant and
derivative liabilities	$-	$2,261,155	$2,261,155
Equity in loss of affiliated company	$-	$(720,165)	$(720,165)
Total other income (expense)	$(180,276)	$1,500,263	$1,319,987
Income before minority interest in income of
consolidated entity and income taxes	$2,487,193	$4,917,018	$7,404,211
Minority interest in loss of consolidated entity	$720,165	$(720,165)	$-
Income before income taxes	$3,207,358	$4,196,853	$7,404,211
Provision for income taxes	$(40,000)	$40,000	$-
Net income	$3,167,358	$4,236,853	$7,404,211
INCOME PER COMMON SHARE:
Basic	$0.01	$0.01	$0.02
Diluted	$0.01	$0.01	$0.02

	Condensed Consolidated Statement of Cash Flows
Six months ended November 30, 2005	As Previously Reported	Adjustments	As Restated
Net income	$3,167,358	$4,236,853	$7,404,211
Equity in earnings of affiliated company	$-	$720,165	$720,165
Change in fair value of derivative liabilities	$-	$(2,261,155)	$(2,261,155)
Net gain related to warrant re-pricing,
reconveyance and issuance	$-	$(538,208)	$(538,208)
Issuance of stock, options and warrants
for services and other	$206,250	$(125,000)	$81,250
Expense related to extension of expiration date of
stock options	$-	$125,000	$125,000
Non-cash interest expense related to warrant
repricing and issuance	$1,397,491	$(1,397,491)	$-
Loss in consolidated entity allocated to minority
interest	$(720,165)	$720,165	$-
Changes in accounts payable and accrued liabilities	$(193,321)	$11,859	$(181,462)
Net cash provided by operating activities	$5,599,465	$1,440,330	$7,039,795
Investment in affiliated company	$-	$(2,000,000)	$(2,000,000)
Net cash provided by (used in) investing activities	$83,960	$(2,000,000)	$(1,916,040)
Minority interest investment in consolidated entity	$2,000,000	$(2,000,000)	$-
Net cash provided by financing activities	$2,204,131	$(2,000,000)	$204,131
Net increase in cash and cash equivalents	$7,887,556	$(2,559,670)	$5,327,886
Cash and cash equivalents, end of period	$8,478,982	$(2,559,670)	$5,919,312

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements, continued

	Condensed Consolidated Balance Sheet
As of May 31, 2005	As Previously Reported	Adjustments	As Restated
Warrant and derivative liabilities	$-	$9,274,712	$9,274,712
Total liabilities	$1,689,706	$9,274,712	$10,964,418
Additional paid-in capital	$54,569,091	$890,162	$55,459,253
Accumulated deficit	$(52,537,568)	$(10,164,874)	$(62,702,442)
Total stockholders’ equity (deficit)	$2,034,328	$(9,274,712)	$(7,240,384)

	Condensed Consolidated Statement of Operations
Three months ended November 30, 2004	As Previously Reported	Adjustments	As Restated
Interest expense	$(648,223)	$(481,657)	$(1,129,880)
Change in fair value of warrant and
derivative liabilities	$-	$(1,460,882)	$(1,460,882)
Total other expense	$(645,300)	$(1,942,539)	$(2,587,839)
Loss before minority interest in income of
consolidated entity	$(1,073,141)	$(1,942,539)	$(3,015,680)
Net loss	$(1,073,141)	$(1,942,539)	$(3,015,680)
LOSS PER COMMON SHARE:
Basic	$(0.01)	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)

	Condensed Consolidated Statement of Operations
Six months ended November 30, 2004	As Previously Reported	Adjustments	As Restated
Interest expense	$(1,281,128)	$(461,857)	$(1,742,985)
Change in fair value of warrant and
derivative liabilities	$-	$760,072	$760,072
Total other income	$(1,245,595)	$298,215	$(947,380)
Loss before minority interest in income of
consolidated entity	$(2,179,592)	$298,215	$(1,881,377)
Net loss	$(2,179,592)	$298,215	$(1,881,377)
LOSS PER COMMON SHARE:
Basic	$(0.01)	$-	$(0.01)
Diluted	$(0.01)	$-	$(0.01)

	Condensed Consolidated Statement of Cash Flows
Six months ended November 30, 2004	As Previously Reported	Adjustments	As Restated
Net loss	$(2,179,592)	$298,215	$(1,881,377)
Change in fair value of warrant and
derivative liabilities	$-	$(760,072)	$(760,072)
Non-cash interest expense related to convertible
debentures, notes payable and warrants	$1,192,563	$461,857	$1,654,420

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

3. License Agreements

In February 2005, the Company entered into two separate licensing agreements with one customer for the Company’s patent portfolio and Ignite microprocessor technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for maintenance services. Maintenance under the agreement is expected to be provided over a period not to exceed four years. Maintenance revenue recognized during the year ended May 31, 2005 was $6,250. The payment terms of the agreements required aggregate payments of $300,000 at the time of execution, three quarterly payments of $750,000 each on April 1, August 15, and November 15, 2005 and one final payment of $500,000 on February 15, 2006. Total payments received to date under the agreement include $1,050,000 in fiscal 2005 and $1,500,000 in fiscal 2006. The agreements also provide for the future payment of royalties to the Company based on sales of product using the Ignite licensed technology. In connection with this license agreement, the Company became obligated to the former co-inventor of the patent portfolio technology for $207,600 pursuant to a July 2004 agreement under which the Company was obligated to pay a percentage of licensed proceeds to the co-inventor. The amount due was payable in four installments of $51,900; $103,800 remains outstanding at November 30, 2005, and is included in accrued liabilities. The Company has reviewed the potential obligation for future payments to the co-inventor of the patent portfolio technology in connection with entering into license agreements. The Company believes, based upon consultation with its legal counsel, that it has no further obligation to the co-inventor and has not provided an accrual for such amount. The Company is aware of a lawsuit filed against it by the co-inventor of the patent portfolio technology The Company intends to vigorously defend itself in this matter; however, it is possible that were the Company not to prevail in the suit, the ultimate amount payable to such co-inventor of the Ignite technology could be significant.

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

The Company and TPL each own 50% of the membership interests of Phoenix Digital, and each have the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, the Company and TPL agreed to establish a working capital fund for Phoenix Digital of $4,000,000, of which the Company’s contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. The Company and TPL are obligated to fund future working capital requirements at the discretion of the management committee of Phoenix Digital in order to maintain working capital of not more than $8,000,000. Neither the Company nor TPL is required to contribute more than $2,000,000 in any fiscal year. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement. Phoenix Digital has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of Phoenix Digital) for supporting efforts to secure licensing agreements by the other member on behalf of Phoenix Digital. During the six months ended November 30, 2005, Phoenix Digital paid $1,000,000 to TPL pursuant to this commitment.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company/License Agreement, continued

The Company is accounting for its investment in Phoenix Digital under the equity method of accounting, and accordingly has recorded its 50% share of Phoenix Digital’s total net loss of $1,440,328 which amounted to $720,165, during the six months ended November 30, 2005 as a decrease in its investment. The Company’s investment in Phoenix Digital is $1,279,835 at November 30, 2005 and has been recorded as “Investment in Affiliated Company.”

Concurrently with forming Phoenix Digital, the Company entered into a license agreement with a third party pursuant to which it received $10,000,000, which amount was recorded as license revenue during the six months ended November 30, 2005. In connection with entering into the license agreement and forming Phoenix Digital, the Company incurred various cash and non-cash expenses. Direct, incremental cash costs incurred with the transactions included $170,000 paid to a committee of the Company's board of directors for their efforts in consummating the transactions. Additionally, the Company's portion of amounts paid to certain of the Company's warrant holders to obtain their approval of the agreement and release of their lien and blocking rights was approximately $1,328,000. Additionally, $960,000 was paid to a former co-inventor of the technology, Russell Fish et al.

The Company also granted new warrants and agreed to re-price other outstanding warrants in order to obtain the necessary approvals from certain security interest holders as well as to obtain the release of their security interests in the Company’s intellectual property, and to finalize the LLC Agreement. The Company granted a warrant to TPL to acquire up to 3,500,000 shares of the Company’s common stock at a per share price of $0.125. The warrant has a term of seven years. At the date of grant, the right to acquire 1,400,000 common shares vested. The right to acquire the remaining 2,100,000 shares will vest in 700,000 increments only upon the Company’s common stock attaining a per share stock price of $0.50, $0.75 and $1.00. As additional consideration to the warrant holders for providing approval for the transaction, the Company agreed to reset the per share exercise price of approximately 35,000,000 warrants to $0.015 for which the warrant holders also conveyed other warrants to acquire 12,000,000 shares back to the Company. Further, the Company issued additional warrants to acquire approximately 290,000 shares of the Company’s common stock at a per share price of $0.03. The warrants issued and re-priced were valued using a Monte Carlo simulation model and the following assumptions: volatility of 101% to 229%, no dividends, risk-free interest rates of approximately 3.5% to 5.1%, and contractual terms ranging from two to seven years. The fair value of the warrants issued and re-priced in excess of previously recorded expense was approximately $83,000 and the fair value of the reconveyed warrants was approximately $622,000. These amounts, together with the direct, incremental cash costs previously described, are recorded as an expense and included in settlement and license expense in the six months ended November 30, 2005.

The condensed balance sheet and statement of operations of Phoenix Digital at November 30, 2005 and for the six months then ended are as follows:

UNAUDITED CONDENSED BALANCE SHEET - Phoenix Digital Solutions, LLC

Assets:

Cash	$2,559,670

Total assets	$2,559,670

Liabilities and members’ equity:

Liabilities	$-

Members’ equity	2,559,670

Total liabilities and members’ equity	$2,559,670

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company/License Agreement, continued

UNAUDITED CONDENSED STATEMENT OF OPERATIONS - Phoenix Digital Solutions, LLC

Revenues	$-

Operating expenses	1,481,055

Operating loss	(1,481,055)

Interest income	40,727

Net loss	$(1,440,328)

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

The terms of the convertible debentures included certain features that were considered embedded derivative financial instruments, such as the conversion feature and a reset conversion feature which provided for a conversion of the debentures into shares of the Company’s common stock at a rate which was determined to be variable. Because the debentures were not conventional convertible debt, the Company was also required to record the related warrants at their fair values. The total value of the derivative and warrant liabilities at November 30, 2005 and May 31, 2005 was $4,784,531 and $9,274,712, respectively, consisting of the fair value of the conversion feature and reset feature of $1,341,965 and $3,602,364, respectively, and the fair value of the warrants of $2,877,968 and $4,029,634, respectively, and the fair value of non-employee warrants (see below). In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debenture agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. The total fair value of the non-employee warrants at November 30, 2005 and May 31, 2005 was $564,598 and $1,642,714, respectively.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Convertible Debentures, continued
During the six months ended November 30, 2005 and 2004, the value of the warrant and derivative liabilities decreased by $2,261,155 and $760,072, which is reflected as a component of other income (expense) in the accompanying condensed consolidated statements of operations.

During the three months ended August 31, 2005, holders of debentures with a principal balance of $132,500 converted their debentures, together with accrued interest thereon of approximately $6,100, into 8,295,789 shares of the Company’s common stock. No debentures were converted during the three month period ended November 30, 2005.

The following table presents the status and activity of the Company’s convertible debentures as of and through November 30, 2005:

			Principal Balance at	Conversion Prices		Effective	Shares Converted as of	Warrant
Series	Dates of Issuance	Original Principal	November 30, 2005	Initial	Reset	Registration Date	November 30, 2005	Shares Issued

A	4/23/02-	$1,000,000	$-	$0.08616-	$0.04190-	10/29/2002	24,099,548	12,859,175
	6/10/02			0.10289	0.04457

B	8/23/02-	605,000	-	0.05126-	0.04381-	3/7/2003	14,777,350	11,234,835
	1/24/03			0.0727	0.04722

C	3/24/02-	510,000	-	0.041-	0.041-	6/26/2003	10,470,554	9,377,943
	6/9/03			0.065	0.065

D	8/1/03-	547,500	-	0.0172-	0.0172-	11/18/2003	25,178,803	22,455,355
	10/21/03			0.048	0.0477

E	12/1/03-	1,527,500	-	0.0267-	0.0267-	6/7/2004	46,794,618	30,395,392
	5/11/04			0.10	0.10

F	3/23/04	723,168	723,168	0.09	0.09	Not Registered	-	8,035,192

G	9/28/04-	490,000	25,000	0.016710-	0.016710-	5/22/2006	20,729,062	21,690,815
	1/17/05			0.04	0.04

		$5,403,168	$748,168				142,049,935	116,048,707

Convertible debentures issued since April 2002	$5,403,168
Less: debentures converted to common stock	(4,655,000)
748,168
Less: debt discount	(132,078)

Convertible debentures at November 30, 2005, all current	616,090

Maturity dates of outstanding convertible debentures
March 23, 2006	$723,168
November 17, 2006	25,000

$748,168

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Convertible Debentures, continued
No convertible debentures or warrants in connection with convertible debentures were issued during the six months ended November 30, 2005.
The Company recorded the initial fair value of the derivative instruments and warrants as a debt discount, which is being amortized to interest expense over the term of the convertible debentures. During the six months ended November 30, 2005 and 2004, the Company recorded interest expense of $280,801 and $1,654,420, related to the amortization of the debt discount. At November 30, 2005, the Company’s convertible debentures were convertible into approximately 10,740,000 shares of the Company’s common stock.

6. Stockholders’ Equity

During fiscal 2005, the Company’s shareholders approved an increase in the authorized number of common shares from 400,000,000 to 500,000,000.

Private Stock Offerings

On July 22, 2005, 625,000 shares of common stock valued at $0.13 per share (based on the fair value on the date of issuance) were issued to the Fish Family Trust on behalf of a co-inventor of certain technology, Russell Fish. The Company recorded an expense of $81,250 in connection with the issuance of these shares.

Stock Options and Warrant Activity

As of November 30, 2005, we had 1,880,000 options outstanding pursuant to our 1996 Stock Option Plan exercisable at a range of $0.04 to $1.18 per share expiring through 2010; 1,943,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.04 to $0.13 per share expiring through 2010; and 3,575,000 options outstanding pursuant to our 2003 Stock Option Plan exercisable at a range of $0.04 to $0.16 per share expiring through 2010. Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

During the three months ended August 31, 2005, we issued options to acquire 1,350,000 shares of our common stock at a per share price of $0.16 to members of our board of directors. No options were issued during the three months ended November 30, 2005.

During the three months ended August 31, 2005, a former employee exercised stock options to purchase 450,000 shares, a consultant exercised options to purchase 250,000 shares and a director exercised options to purchase 150,000 shares. All the exercises were for cash and the aggregate proceeds were $78,400. No options were exercised during the three months ended November 30, 2005.

During the three months ended August 31, 2005, we recorded $125,000 of non cash compensation expense related to the extension of stock options to a former employee in connection with a severance agreement.

At November 30, 2005, we had warrants outstanding exercisable into 84,790,708 common shares at exercise prices ranging from $0.015 to $0.65 per share expiring through 2012. During the six months ended November 30, 2005, we issued warrants to purchase 3,790,290 shares of common stock, investors exercised warrants to purchase 16,122,163 shares of our common stock, 2,905,830 of which were exercised for cash proceeds of $128,037 and the remaining 13,216,333 warrants were exercised pursuant to a cashless exercise and resulted in the net issuance of 11,550,961 shares of our common stock. During the six months ended November 30, 2005 the Company also cancelled warrants to purchase 12,000,000 shares of our common stock. For warrants issued in conjunction with the 8% convertible debentures, at each anniversary date the warrants will be repriced to the lesser of the initial exercise price or the volume weighted average price for our common stock for the ten days previous to the reset date. For warrants issued in conjunction with the equity lines of credit and Antidilution Agreement warrants, at each anniversary date the warrants will be repriced to the lesser of the initial exercise price or 110% of the lowest closing bid price of our common stock for the five trading days ending on such six month anniversary date. During the six months ended November 30, 2005, no warrants were repriced in connection with these agreements. The Company repriced other warrants to purchase approximately 35,000,000 common shares to $0.015 (See Note 4).

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity, continued

In connection with a previous debt agreement, the Company entered into an Antidilution Agreement (the “Antidilution Agreement”) with Swartz Private Equity, LLC (“Swartz”) wherein the Company was obligated to issue to Swartz warrants equal to 11% of the common stock issued between January 28, 2002 and March 11, 2002,
20% of the common stock issued between March 12, 2002 and April 1, 2003, and after April 1, 2003, 30% of the common stock issued to any parties other than Swartz. There were no warrants issued during the six month period ended November 30, 2005 and 801,444 warrants with a fair value of $20,117 were issued during the six months ended November 30, 2004 in connection with the Antidilution agreement.

7. Commitments and Contingencies

Litigation and Arbitration

Beatie and Osborne, LLP v. Patriot Scientific Corporation

Beatie and Osborne, LLP is a New York law firm that formerly represented the Company in the Inventorship Litigation and the Infringement Litigation. On March 8, 2005, Beatie and Osborne were disqualified by United States District Judge Jeremy Fogel in the Inventorship Litigation. Beatie and Osborne thereafter withdrew from the representation of the Company in the Infringement Litigation. Beatie and Osborne initiated litigation in the Supreme Court of New York on June 8, 2005 claiming breach of contract, quantum merit, and unjust enrichment and alleging claims against the Company, and former Company representatives, Jeffrey Wallin and Lowell Giffhorn, for fraud and interference with contractual relationship. Beatie and Osborne claimed a contingency fee under the terms of its contingency fee agreement with respect to licensing agreements entered into, and possibly with respect to license agreements to be entered into, by the Company. At November 30, 2005, the Company had accrued $346,000 related to the claim (see Note 3). The Company caused a removal of the Beatie and Osborne lawsuit to the United States District Court for the Southern District of New York and moved to transfer the action to the Southern District of California. The transfer motion was denied on May 9, 2006, but Wallin and Giffhorn were ordered dismissed from the action at that time. The circumstances of the disqualification of Beatie and Osborne in the Inventorship Litigation and its withdrawal from the Infringement Litigation were claimed by the Company to have worked a forfeiture of any rights in Beatie and Osborne to a contingency fee of any kind. In July, 2006 the Company and Beatie and Osborne reached a settlement agreement whereby the Company paid Beatie and Osborne $340,000 and Beatie and Osborne retained $96,000 of the Company's funds in its possession through a retainer account. This settled the case in full.

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

Profit Sharing Plan

The Company has a savings and profit-sharing plan that allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the Company’s discretion, the Company may match contributions at 20% of the employee’s contribution up to 6% of the employee’s salary. The Company contributions are vested 20% per year beginning with the first year of service. The Company made no matching contributions to the plan in the six month period ended November 30, 2005.

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

PATRIOT SCIENTIFIC CORPORATION

DATED: November 27, 2006	/S/ DAVID H. POHL
David H. Pohl
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID H. POHL David H. Pohl	President, Chief Executive Officer, and Director	November 27, 2006

/S/ THOMAS J. SWEENEY Thomas J. Sweeney	Chief Financial Officer and Principal Accounting Officer	November 27, 2006

/S/ CARLTON M. JOHNSON Carlton M. Johnson	Director	November 27, 2006

/S/ GLORIA H. FELCYN Gloria H. Felcyn	Director	November 27, 2006

/S/ HELMUT FALK, JR. Helmut Falk, Jr.	Director	November 27, 2006

/S/ JAMES L. TURLEY James L. Turley	Director	November 27, 2006