Form 10QSB/A
period 2006-02-28
PATRIOT SCIENTIFIC CORP
filed 2006-11-28
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

Yes ☐ No ☒

On November 10, 2006, 384,222,318 shares of common stock, par value $0.00001 per share (the issuer’s only class of voting stock) were outstanding

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-QSB for the quarterly period ended February 28, 2006 is being filed in conjunction with our decision to restate the financial statements contained in our report on Form 10-QSB for the quarterly period ended February 28, 2006, filed with the Securities and Exchange Commission on April 19, 2006. Our board of directors determined, on September 8, 2006, that the original financial statements for the periods in question should no longer be relied upon. We have filed a Form 8-K and an amendment thereto on Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review for the restatement.

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

2

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of February 28, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the following two discrete issues, that pertain to material weaknesses, discussed in more detail, below.

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

In connection with the restatement, and in light of the change in judgment which gave rise to it, our Chief Executive Officer and our Chief Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB for the quarterly period ended February 28, 2006.  The certifying officers determined that disclosure controls and procedures were not effective as a consequence of the material weaknesses described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of the restatements described above, the following material weaknesses were identified in the Company's assessment of the effectiveness of disclosure controls and procedures as of February 28, 2006:

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

99.5	Press Release of the Company dated November 4, 1996 incorporated by reference to Exhibit 99.5 to Form 8-K filed January 9, 1997*

99.6	Form of Incentive Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8 filed March 26, 2001*

99.7	Form of Non-Qualified Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.7 to Registration Statement on Form S-8 filed March 26, 2001*

99.8	Form of Incentive Stock Option Agreement to the Company’s 2003 Stock Option Plan incorporated by reference to Exhibit 99.8 to Registration Statement on Form S-8 filed September 4, 2003*

99.9	Form of Non-Qualified Stock Option Agreement to the Company’s 2003 Stock Option Plan incorporated by reference to Exhibit 99.9 to Registration Statement on Form S-8 filed September 4, 2003*

*	Previously filed in indicated registration statement or report.

**	Exhibit filed herewith this Quarterly Report on Form 10-QSB for the quarterly period ended February 28, 2006.

PATRIOT SCIENTIFIC CORPORATION

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of February 28, 2006 (restated) and May 31, 2005 (restated)	2
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2006 (restated) and 2005 (restated)	3
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2006 (restated) and 2005 (restated)	4 - 5
Notes to Unaudited Condensed Consolidated Financial Statements	6 - 22

OTHER INFORMATION
SIGNATURES

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation
Condensed Consolidated Balance Sheets
	February 28, 2006	May 31, 2005
	As restated (See Note 2)
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$12,630,658	$591,426
Restricted cash and cash equivalents	50,011	-
Marketable securities and short term investments	4,179,796	697,524
Restricted short term investment	-	201,648
Licenses receivable	500,000	2,000,000
Accounts receivable	27,496	-
Prepaid expenses and other current assets	111,383	121,758

Total current assets	17,499,344	3,612,356

Property and equipment, net	59,036	21,376

Investment in affiliated company	20,492,090	-

Patents and trademarks, net of accumulated amortization of $575,681 and $549,563	40,293	66,411

Other assets, net	8,190	23,891
	$38,098,953	$3,724,034

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Line of credit	$-	$100,000
Current portion of convertible debentures, net of debt discount of $301,320 at May 31, 2005	-	421,847
Accounts payable	145,010	268,458
Accrued liabilities	558,549	505,153
Dividends payable	8,114,378	-
Current portion of capital lease obligation	-	2,306
Accrued contingency fee payable	346,000	346,000

Total current liabilities	9,163,937	1,643,764

Warrant and derivative liabilities	-	9,274,712
Convertible debentures, net of debt discount of $111,559 at May 31, 2005	-	45,942

Total liabilities	9,163,937	10,964,418

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $0.00001 par value: 500,000,000 shares authorized: 349,336,560 and 280,492,013 issued and outstanding	3,494	2,805
Additional paid-in capital	68,855,714	55,459,253
Accumulated deficit	(39,924,192)	(62,702,442)
Total stockholders’ equity (deficit)	28,935,016	(7,240,384)

	$38,098,953	$3,724,034

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Revenues:	As restated (See Note 2)		As restated (See Note 2)

Licenses and royalties	$-	$2,951,850	$10,000,000	$2,973,148
Other	276,800	-	297,072	-
	276,800	2,951,850	10,297,072	2,973,148

Cost of goods sold	103,351	-	103,351	-

Gross profit	173,449	2,951,850	10,193,721	2,973,148

Operating expenses:
Research and development	27,304	53,955	225,564	236,296
Selling, general and administrative	697,455	1,085,575	2,517,189	1,858,528
Settlement and license expense	-	-	1,918,054	-
Total operating expenses	724,759	1,139,530	4,660,807	2,094,824

Operating income (loss)	(551,310)	1,812,320	5,532,914	878,324

Other income (expense):
Unrealized loss on marketable securities	(64)	(2,281)	(1,201)	(14,025)
Other income	78,089	9,800	171,737	57,077
Interest expense	(202,810)	(1,054,102)	(516,324)	(2,797,087)
Loss on extinguishment of debt	(445,427)	-	(445,427)	-
Change in fair value of warrant and derivative liabilities	(4,717,891)	(10,739,302)	(2,456,736)	(9,979,231)
Equity in earnings of affiliated company	29,327,829	-	28,607,664	-
Total other income (expense), net	24,039,726	(11,785,885)	25,359,713	(12,733,266)

Net income (loss)	$23,488,416	$(9,973,565)	$30,892,627	$(11,854,942)

Basic income (loss) per common share	$0.08	$(0.04)	$0.10	$(0.06)

Diluted income (loss) per common share	$0.06	$(0.04)	$0.08	$(0.06)

Weighted average number of common shares outstanding-basic	307,933,709	232,871,373	300,839,387	204,784,881
Weighted average number of common shares outstanding-diluted	404,508,397	232,871,373	397,730,530	204,784,881

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
-
	Nine Months Ended
	February 28, 2006	February 28, 2005
	As restated (See Note 2)
Operating activities:
Net income (loss)	$30,892,627	$(11,854,942)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	44,584	70,944
Equity in earnings of affiliated company	(28,607,664)	-
Non-cash compensation related to issuance of stock options and vesting of warrants	-	59,674
Change in fair value of derivative liabilities	2,456,736	9,979,231
Net gain related to warrant re-pricing, reconveyance and issuance	(538,208)	-
Loss on extinguishment of debt	445,427	-
Unrealized loss on marketable securities	1,201	14,415
Issuance of common stock, options and warrants for services and other	207,869	58,800
Accrued interest income added to investments	(19,469)	-
Non-cash interest expense related to convertible debentures, notes payable and warrants	412,879	2,677,961
Expense related to extension of expiration date of stock options	125,000	-
Changes in:
Accounts receivable	(27,496)	802
Prepaid and other assets	34,266	219,714
Licenses receivable	1,500,000	(2,750,000)
Accounts payable and accrued expenses	48,321	577,968
Deferred maintenance	-	100,000
Net cash provided by (used in) operating activities	6,976,073	(845,433)

Investing activities:
Purchases of marketable securities	(4,327,786)	(200,000)
Proceeds from sales of marketable securities	862,209	-
Purchases of property and equipment	(56,126)	-
Purchases of restricted investments	(50,000)	-
Payment for security deposit	(8,190)	-
Proceeds from sale of restricted investments	203,210	-
Investment in affiliated company	(2,000,000)	-
Distributions from affiliated company	10,115,574	-
Net cash provided by (used in) investing activities	4,738,891	(200,000)

Financing activities:
Principal payments on secured notes payable	(100,000)	(100,000)
Proceeds from the issuance of convertible debentures	-	490,000
Proceeds from the issuance of common stock	-	453,250
Payments on capital lease obligations	(2,306)	(5,843)
Proceeds from exercise of common stock warrants and options	678,994	706,414
Repurchase of warrants	(252,420)	-
Net cash provided by financing activities	324,268	1,543,821

Net increase in cash and cash equivalents	12,039,232	498,388
Cash and cash equivalents, beginning of period	591,426	355,940
Cash and cash equivalents, end of period	$12,630,658	$854,328

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)

	Nine Months Ended
	February 28, 2006	February 28, 2005
	As restated (See Note 2)
Supplemental Disclosure of Cash Flow Information:

Cash payments for interest	$2,843	$12,994
Cash payments for income taxes	$-	$4,800

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Dividend declared but not paid	$8,114,378	$-
Convertible debentures, notes payable and accrued interest exchanged for common stock	$999,037	$2,065,788
Debt discount arising from issuance of detachable warrants	$-	$490,000
Reclassification of derivative liabilities associated with debt conversions and warrant exercises	$5,021,353	$4,682,260
Reclassification of warrant and derivative liabilities at settlement date	$6,743,935	$-
Cashless exercise of warrants	$260	$-

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the nine month period ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ended May 31, 2006.

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

During the three months ended February 28, 2006 and 2005, the Company recognized other expense of $4,717,891 and $10,739,302, respectively, related to recording the warrant and derivative liabilities at fair value. During the nine month periods ended February 28, 2006 and 2005, the Company recognized other expense of $2,456,736 and $9,979,231, respectively, related to recording the warrant and derivative liabilities at fair value. At May 31, 2005, the value of warrants and derivative liabilities totaled $9,274,712 and at February 28, 2006 there are no derivative liabilities since the related variable debt instruments were settled in full during the three months ended February 28, 2006. At the settlement date, the remaining warrant liabilities with a value of $6,743,935 were reclassified to additional paid-in capital.

The Company’s derivative instruments were valued using a Monte Carlo simulation model incorporating the instruments’ multiple reset dates.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Derivative Financial Instruments, continued

The following assumptions were used for valuing the embedded derivatives during the nine months ended February 28, 2006 and 2005:

	2006	2005

Estimated dividends	None	None
Expected volatility	101 - 229%	161 - 266%
Risk-free interest rate	3.5 - 5.1%	1.3 - 4.4%
Expected term (years)	2 - 7	2 - 7

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

Net Income Per Share
The Company applies SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. For the three and nine month periods ended February 28, 2006, potential common shares of 375,000 and 1,925,000, respectively relating to the Company’s outstanding options and warrants were not included in the calculation of diluted income per share as they had an anti-dilutive effect. For the three and nine month periods ended February 28, 2005, all potential common shares relating to the Company’s outstanding options, warrants and convertible debentures were not included in the calculation of diluted income per share as they had an anti-dilutive effect.

	Three Months Ended February 28, 2006 As restated (See Note 2)
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$23,488,416	307,933,709	$0.08

Diluted EPS:
Convertible debentures interest	12,640
Effect of dilutive securities:
Convertible debentures		20,557,895
Options and warrants	-	76,016,793

Income available to common shareholders	$23,501,056	404,508,397	$0.06

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Net Income Per Share, continued

	Three Months Ended February 28, 2005 As restated (See Note 2)
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net loss	$(9,973,565)	232,871,373	$(0.04)

Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	-

Loss available to common shareholders	$(9,973,565)	232,871,373	$(0.04)

	Nine Months Ended February 28, 2006 As restated (See Note 2)
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$30,892,627	300,839,387	$0.10

Diluted EPS:
Convertible debentures interest	42,716
Effect of dilutive securities:
Convertible debentures		22,179,305
Options and warrants	-	74,711,838

Income available to common shareholders	$30,935,343	397,730,530	$0.08

	Nine Months Ended February 28, 2005 As restated (See Note 2)
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net loss	$(11,854,942)	204,784,881	$(0.06)

Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	-

Loss available to common shareholders	$(11,854,942)	204,784,881	$(0.06)

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

The following table illustrates the effect on net income (loss) and net income (loss) per share for the three and nine months ended February 28, 2006 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black-Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period:

	Three Months Ended February 28,
	2006	2005
	As restated (See Note 2)
Net income (loss) as reported	$23,488,416	$(9,973,565)
Add:
Share-based compensation expense included in reported net income, net of tax effects	-	-
Deduct:
Total share-based employee compensation expense under fair value based method for all awards, net of tax effects	28,028	102,100

Pro forma net income (loss)	$23,460,388	$(10,075,665)

Net income (loss) per common share, as reported - basic	$0.08	$(0.04)
Net income (loss) per common share, as reported - diluted	$0.06	$(0.04)

Net income (loss) per common share, pro forma - basic	$0.08	$(0.04)
Net income (loss) per common share, pro forma - diluted	$0.06	$(0.04)

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation, continued

	Nine Months Ended February 28,
	2006	2005
	As restated (See Note 2)
Net income (loss) as reported	$30,892,627	$(11,854,942)
Add:
Share-based compensation expense included in reported net income, net of tax effects	-	-
Deduct:
Total share-based employee compensation expense under fair value based method for all awards, net of tax effects	210,278	109,020

Pro forma net income (loss)	$30,682,349	$(11,963,962)

Net income (loss) per common share, as reported - basic	$0.10	$(0.06)
Net income (loss) per common share, as reported - diluted	$0.08	$(0.06)

Net income (loss) per common share, pro forma - basic	$0.10	$(0.06)
Net income (loss) per common share, pro forma - diluted	$0.08	$(0.06)

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

In addition, the Company determined the manner in which it accounted for its interest in Phoenix Digital was not in accordance with appropriate accounting literature. Beginning in June 2005, the Company accounted for its interest in Phoenix Digital as a variable interest entity, as defined in FASB Interpretation 46(R). Accordingly, the accounts and transactions of Phoenix Digital were consolidated with those of the Company and the ownership interest of the other member of Phoenix Digital was presented as a minority interest in the consolidated financial statements of the Company for the nine month period ended February 28, 2006. The Company has reassessed its accounting for its interest in Phoenix Digital and after further consideration of FIN 46(R) and other authoritative literature, has corrected its accounting policy to account for its interest in Phoenix Digital in accordance with the equity method of accounting for investments, as the Company did not have a controlling financial interest in Phoenix Digital and determined that it was not the primary beneficiary of the relationship.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements, continued

The following tables present a summary of the effects of the restatement adjustments on the Company’s condensed consolidated balance sheets at February 28, 2006 and May 31, 2005 and the condensed consolidated statements of operations and cash flows for the three months and the nine months ended February 28, 2006 and 2005:

	Condensed Consolidated Balance Sheet
As of February 28, 2006	As Previously Reported	Adjustments	As Restated
Cash and cash equivalents	$20,478,619	$(7,847,961)	$12,630,658
Licenses receivable	$34,100,000	$(33,600,000)	$500,000
Total current assets	$58,947,305	$(41,447,961)	$17,499,344
Investment in affiliated company	$-	$20,492,090	$20,492,090
Total assets	$59,054,824	$(20,955,871)	$38,098,953
Accounts payable	$277,203	$(132,193)	$145,010
Income taxes payable	$1,880,000	$(1,880,000)	$-
Total current liabilities	$11,176,130	$(2,012,193)	$9,163,937
Total liabilities	$11,176,130	$(2,012,193)	$9,163,937
Minority interest in equity of consolidated entity	$20,823,679	$(20,823,679)	$-
Additional paid-in capital	$59,650,374	$9,205,340	$68,855,714
Accumulated deficit	$(32,598,853)	$(7,325,339)	$(39,924,192)
Total stockholders’ equity	$27,055,015	$1,880,001	$28,935,016
Total liabilities and stockholders’ equity	$59,054,824	$(20,955,871)	$38,098,953

	Condensed Consolidated Statement of Operations
Three months ended February 28, 2006	As Previously Reported		Adjustments	As Restated
Revenue - licenses and royalties		$60,000,000	$(60,000,000)		$-
Total revenue		$60,276,800	$(60,000,000)		$276,800
Gross profit		$60,173,449	$(60,000,000)		$173,449
Selling , general and administrative expense		$2,093,604	$(1,396,149)		$697,455
Total operating expense		$2,120,908	$(1,396,149)		$724,759
Operating income (expense)		$58,052,541	$(58,603,851)		$(551,310)
Other income		$129,896	$(51,807)		$78,089
Interest expense		$(868,121)	$665,311		$(202,810)
Loss on extinguishment of debt		$(1,260,688)	$815,261		$(445,427)
Change in fair value of warrant and
derivative liabilities		$-	$(4,717,891)		$(4,717,891)
Equity in earnings of affiliated company		$-	$29,327,829		$29,327,829
Total other income (expense)		$(1,998,977)	$26,038,703		$24,039,726
Income before minority interest in income of
consolidated entity and income taxes		$56,053,564	$(32,565,148)		$23,488,416
Minority interest in loss of consolidated entity		$(29,327,829)	$29,327,829		$-
Income before income taxes		$26,725,735	$(3,237,319)		$23,488,416
Provision for income taxes		$(1,840,000)	$1,840,000		$-
Net income		$24,885,735	$(1,397,319)		$23,488,416
INCOME PER COMMON SHARE:
Basic	$	$$0.08	$-	$	$$0.08
Diluted		$0.06	$-		$$0.06

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements, continued

	Condensed Consolidated Statement of Operations
Nine months ended February 28, 2006	As Previously Reported		Adjustments	As Restated
Revenue - licenses and royalties		$70,000,000	$(60,000,000)		$10,000,000
Total revenue		$70,297,072	$(60,000,000)		$10,297,072
Gross profit		$70,193,721	$(60,000,000)		$10,193,721
Selling , general and administrative expense		$5,393,015	$(2,875,826)		$2,517,189
Settlement and license expense		$3,855,132	$(1,937,078)		$1,918,054
Total operating expense		$9,473,711	$(4,812,904)		$4,660,807
Operating income		$60,720,010	$(55,187,096)		$5,532,914
Other income		$264,271	$(92,534)		$171,737
Interest expense		$(1,181,635)	$665,311		$(516,324)
Loss on extinguishment of debt		$(1,260,688)	$815,261		$(445,427)
Change in fair value of warrant and
derivative liabilities		$-	$(2,456,736)		$(2,456,736)
Equity in earnings of affiliated company		$-	$28,607,664		$28,607,664
Total other income (expense)		$(2,179,253)	$27,538,966		$25,359,713
Income before minority interest in income of
consolidated entity and income taxes		$58,540,757	$(27,648,130)		$30,892,627
Minority interest in loss of consolidated entity		$(28,607,664)	$28,607,664		$-
Income before income taxes		$29,933,093	$959,534		$30,892,627
Provision for income taxes		$(1,880,000)	$1,880,000		$-
Net income		$28,053,093	$2,839,534		$30,892,627
INCOME PER COMMON SHARE:
Basic	$	$$0.09	$0.01	$	$$0.10
Diluted		$0.07	$0.01		$$0.08

Restatement of Previously Issued Financial Statements, continued

	Condensed Consolidated Statement of Cash Flows
Nine months ended February 28, 2006	As Previously Reported	Adjustments	As Restated
Net income	$28,053,093	$2,839,534	$30,892,627
Equity in earnings of affiliated company	$-	$(28,607,664)	$(28,607,664)
Change in fair value of warrant and
derivative liabilities	$-	$2,456,736	$2,456,736
Net gain related to warrant re-pricing, reconveyance
and issuance	$-	$(538,208)	$(538,208)
Loss on extinguishment of debt	$1,260,688	$(815,261)	$445,427
Non-cash compensation related to issuance of stock
options and vesting of warrants	$150,013	$(150,013)	$-
Common stock issued for services and other	$-	$207,869	$207,869
Non-cash interest expense related to convertible
debentures, notes payable and warrants	$1,136,047	$(723,168)	$412,879
Expense related to warrant repricing and issuance	$1,522,492	$(1,522,492)	$-
Expense related to extension of expiration date of
stock options	$-	$125,000	$125,000
Income of consolidated entity allocated to minority
interest	$28,607,664	$(28,607,664)	$-
Changes in licenses receivable	$(32,100,000)	$33,600,000	$1,500,000
Changes in accounts payable and accrued liabilities	$2,060,510	$(2,012,189)	$48,321
Net cash provided by operations	$30,723,593	$(23,747,520)	$6,976,073
Investment in affiliated company	$-	$(2,000,000)	$(2,000,000)
Distributions from affiliated company	$-	$10,115,574	$10,115,574
Net cash (used in) provided by investing activities	$(3,376,683)	$8,115,574	$4,738,891
Minority interest investment in consolidated entity	$2,000,000	$(2,000,000)	$-
Distributions of joint venture partner	$(9,783,985)	$9,783,985	$-
Net cash (used in) provided by financing activities	$(7,459,717)	$7,783,985	$324,268
Net increase in cash and cash equivalents	$19,887,193	$(7,847,961)	$12,039,232
Cash and cash equivalents, end of period	$20,478,619	$(7,847,961)	$12,630,658

	Condensed Consolidated Balance Sheet
As of May 31, 2005	As Previously Reported	Adjustments	As Restated
Warrant and derivative liabilities	$-	$9,274,712	$9,274,712
Total liabilities	$1,689,706	$9,274,712	$10,964,418
Additional paid-in capital	$54,569,091	$890,162	$55,459,253
Accumulated deficit	$(52,537,568)	$(10,164,874)	$(62,702,442)
Total stockholders’ equity (deficit)	$2,034,328	$(9,274,712)	$(7,240,384)

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements, continued

	Condensed Consolidated Statement of Operations
Three months ended February 28, 2005	As Previously Reported	Adjustments	As Restated
Interest expense	$(1,160,972)	$106,870	$(1,054,102)
Change in fair value of warrant and
derivative liabilities	$-	$(10,739,302)	$(10,739,302)
Total other expense	$(1,153,453)	$(10,632,432)	$(11,785,885)
Net income (loss)	$658,867	$(10,632,432)	$(9,973,565)
LOSS PER COMMON SHARE:
Basic	$-	$(0.04)	$(0.04)
Diluted	$-	$(0.04)	$(0.04)

	Condensed Consolidated Statement of Operations
Nine months ended February 28, 2005	As Previously Reported	Adjustments	As Restated
Interest expense	$(2,442,101)	$(354,986)	$(2,797,087)
Change in fair value of warrant and
derivative liabilities	$-	$(9,979,231)	$(9,979,231)
Total other expense	$(2,399,049)	$(10,334,217)	$(12,733,266)
Net loss	$(1,520,725)	$(10,334,217)	$(11,854,942)
LOSS PER COMMON SHARE:
Basic	$(0.01)	$(0.05)	$(0.06)
Diluted	$(0.01)	$(0.05)	$(0.06)

	Condensed Consolidated Statement of Cash Flows
Nine months ended February 28, 2005	As Previously Reported	Adjustments	As Restated
Net loss	$(1,520,725)	$(10,334,217)	$(11,854,942)
Change in fair value of derivative liabilities	$-	$9,979,231	$9,979,231
Non-cash interest expense related to convertible
debentures, notes payable and warrants	$2,322,975	$354,986	$2,677,961
Changes in deferred maintenance	$-	$100,000	$100,000
Net cash used in operations	$(945,433)	$200,000	$(845,433)
Deferred maintenance	$100,000	$(100,000)	$-
Net cash provided by financing activities	$1,643,821	$(100,000)	$1,543,821

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

3.	License Agreements

In February 2005, the Company entered into two separate licensing agreements with one customer for the Company’s patent portfolio and Ignite microprocessor technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for maintenance services. Maintenance under the agreement is expected to be provided over a period not to exceed four years. Maintenance revenue recognized during the year ended May 31, 2005 was $6,250. The payment terms of the agreements required aggregate payments of $300,000 at the time of execution, three quarterly payments of $750,000 each on April 1, August 15, and November 15, 2005 and one final payment of $500,000 on February 15, 2006. Total payments received in fiscal 2005 amounted to $1,050,000. The agreements also provide for the future payment of royalties to the Company based on sales of product using the Ignite licensed technology. In connection with this license agreement, the Company became obligated to the former co-inventor of the patent portfolio technology for $207,600 pursuant to a July 2004 agreement under which the Company was obligated to pay a percentage of licensed proceeds to the co-inventor. The amount due was payable in four installments of $51,900; $51,900 remains outstanding at February 28, 2006 and is included in accrued liabilities. The Company has reviewed the potential obligation for future payments to the co-inventor of the patent portfolio technology in connection with entering into license agreements. The Company believes, based upon consultation with its legal counsel, that it has no further obligation to the co-inventor and has not provided an accrual for such amount. The Company is aware of a lawsuit filed against it by the co-inventor of the patent portfolio technology The Company intends to vigorously defend itself in this matter; however, it is possible that were the Company not to prevail in the suit, the ultimate amount payable to such co-inventor of the Ignite technology could be significant.

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

The Company and TPL each own 50% of the membership interests of Phoenix Digital, and each have the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, the Company and TPL agreed to establish a working capital fund for Phoenix Digital of $4,000,000, of which the Company’s contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. The Company and TPL are obligated to fund future working capital requirements at the discretion of the management committee of Phoenix Digital in order to maintain working capital of not more than $8,000,000. Neither the Company nor TPL is required to contribute more than $2,000,000 in any fiscal year. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement. Phoenix Digital has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of Phoenix Digital) for supporting efforts to secure licensing agreements by the other member on behalf of Phoenix Digital. During the nine months ended February 28, 2006 Phoenix Digital paid $1,500,000 to TPL pursuant to this commitment.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company/License Agreement, continued

The Company is accounting for its investment in Phoenix Digital under the equity method of accounting, and accordingly has recorded its 50% share of Phoenix Digital’s total net income of $57,215,328 which amounted to $28,607,664 during the nine months ended February 28, 2006 as an increase in its investment. Cash distributions of $10,115,574 received from Phoenix Digital during the nine months ended February 28, 2006 have been recorded as a reduction in the Company’s investment. The Company’s investment in Phoenix Digital is $20,492,090 at February 28, 2006 and has been recorded as “Investment in Affiliated Company.”

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

The Company also granted new warrants and agreed to re-price other outstanding warrants in order to obtain the necessary approvals from certain security interest holders as well as to obtain the release of their security interests in the Company’s intellectual property, and to finalize the LLC Agreement. The Company granted a warrant to TPL to acquire up to 3,500,000 shares of the Company’s common stock at a per share price of $0.125. The warrant has a term of seven years. At the date of grant, the right to acquire 1,400,000 common shares vested. The right to acquire the remaining 2,100,000 shares will vest in 700,000 increments only upon the Company’s common stock attaining a per share stock price of $0.50, $0.75 and $1.00. On February 21, 2006, February 22, 2006 and March 1, 2006 the rights to acquire the remaining 700,000 share increments vested as the Company’s stock price reached $0.50, $0.75 and $1.00, respectively. As additional consideration to the warrant holders for providing approval for the transaction, the Company agreed to reset the per share exercise price of approximately 35,000,000 warrants to $0.015 for which the warrant holders also conveyed other warrants to acquire 12,000,000 shares back to the Company. Further, the Company issued additional warrants to acquire approximately 290,000 shares of the Company’s common stock at a per share price of $0.03. The warrants issued and re-priced were valued using a Monte Carlo simulation model and the following assumptions: volatility of 101% to 229%, no dividends, risk-free interest rates of approximately 3.5% to 5.1%, and contractual terms ranging from two to seven years. The fair value of the warrants issued and re-priced in excess of previously recorded expense was approximately $83,000 and the fair value of the reconveyed warrants was approximately $622,000. These amounts, together with the direct, incremental cash costs previously described, are recorded as an expense and included in settlement and license expense in the nine months ended February 28, 2006.

The condensed balance sheet and statement of operations of Phoenix Digital at February 28, 2006 and for the nine months then ended are as follows:

UNAUDITED CONDENSED BALANCE SHEET - Phoenix Digital Solutions, LLC

Assets:

Cash	$7,847,961

License fees receivable	33,600,000

Total assets	$41,447,961

Liabilities and members’ equity:

Liabilities	$132,193

Members’ equity	41,315,768

Total liabilities and members’ equity	$41,447,961

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company/License Agreement, continued

UNAUDITED CONDENSED STATEMENT OF OPERATIONS - Phoenix Digital Solutions, LLC

Revenues	$60,000,000
Operating expenses	2,877,206

Operating income	57,122,794

Interest income	92,534

Net income	$57,215,328

5.	Convertible Debentures

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

The terms of the convertible debentures included certain features that were considered embedded derivative financial instruments, such as the conversion feature and a reset conversion feature which provided for a conversion of the debentures into shares of the Company’s common stock at a rate which was determined to be variable. Because the debentures were not conventional convertible debt, the Company was also required to record the related warrants at their fair values. The total value of the derivative and warrant liabilities at May 31, 2005 was $9,274,712, consisting of the fair value of the conversion feature and reset feature of $3,602,365 and the fair value of the warrants of $4,029,634, and the fair value of non-employee warrants (see below). In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debenture agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. The total fair value of the non-employee warrants at May 31, 2005 was $1,642,713.

During the nine months ended February 28, 2006 and 2005, the value of the warrant and derivative liabilities decreased by $2,456,736 and $9,979,231, respectively, which is reflected as a component of other income (expense) in the accompanying condensed consolidated statements of operations.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Convertible Debentures, continued

During the three months ended February 28, 2006, the Company entered into two reset agreements with the debenture holders to fix the conversion price of the then outstanding debentures at their current price. The Company determined that one of the debt modifications did not result in a debt extinguishment under EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, or EITF Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues. In connection with the reset agreement of one of the outstanding debentures, the Company issued 7,000,000 warrants to the debenture holder as consideration for entering into the reset agreement. The Company determined that the issuance of the warrants, in connection with the reset agreement, resulted in a debt extinguishment under EITF Issue No. 96-19. Accordingly, the Company recorded the fair value of the warrants issued of $445,427 as a loss on extinguishment of debt in the accompanying consolidated statement of operations for the three and nine months ended February 28, 2006.

During the nine months ended February 28, 2006, holders of debentures with a principal balance of $880,667 converted their debentures, together with accrued interest thereon of approximately $119,000, into 30,819,187 shares of the Company’s common stock.

As a result of the settlement of the remaining debentures during the three months ended February 28, 2006, the Company reclassified $6,743,935 related to the fair values of all outstanding warrants at the date of settlement to additional paid-in capital.

The following table presents the status and activity of the Company’s convertible debentures as of and through nine months ended February 28, 2006:

				Conversion Prices
Series	Dates of Issuance	Original Principal	Principal Balance at February 28, 2006	Initial	Reset	Effective Registration Date	Shares Converted as of February 28, 2006	Warrant Shares Issued

A	4/23/02-	$1,000,000	$-	$0.08616-	$0.04190-	10/29/2002	24,099,548	12,859,175
	6/10/02			0.10289	0.04457

B	8/23/02-	605,000	-	0.05126-	0.04381-	3/7/2003	14,777,350	11,234,835
	1/24/03			0.0727	0.04722

C	3/24/02-	510,000	-	0.041-	0.041-	6/26/2003	10,470,554	9,377,943
	6/9/03			0.065	0.065

D	8/1/03-	547,500	-	0.0172-	0.0172-	11/18/2003	25,178,803	22,455,355
	10/21/03			0.048	0.0477

E	12/1/03-	1,527,500	-	0.0267-	0.0267-	6/7/2004	46,794,618	30,395,392
	5/11/04			0.10	0.10

F	3/23/04	723,168	-	0.09	0.09	Not Registered	20,877,430	8,035,192

G	9/28/04-	232,500	-	0.016710-	0.01670-	5/22/2006	8,267,358	8,259,678
	1/17/05			0.04	0.04

G	11/17/04-	257,500	-	0.016710-	0.01670-	Not Registered	14,107,672	13,431,137
	11/18/04			0.04	0.04

		$5,403,168	-				164,573,333	116,048,707

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Convertible Debentures, continued
The Company recorded the initial fair value of the derivative instruments and warrants as a debt discount, which was amortized to interest expense over the term of the convertible debentures. During the nine months ended February 28, 2006 and 2005, the Company recorded interest expense of $412,879 and $2,677,961, related to the amortization of the debt discount.

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

Stock Options and Warrant Activity

As of February 28, 2006, we had 829,478 options outstanding pursuant to our 1996 Stock Option Plan exercisable at a range of $0.04 to $1.18 per share expiring through 2010; 1,070,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.04 to $0.13 per share expiring through 2010; and 3,250,000 options outstanding pursuant to our 2003 Stock Option Plan exercisable at a range of $0.04 to $0.17 per share expiring through 2011. Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

During the nine months ended February 28, 2006, we issued options to acquire 1,350,000 shares of our common stock at a per share price of $0.16 and options to acquire 200,000 shares of our common stock at a per share price of $0.17 to members of our board of directors.

During the nine months ended February 28, 2006, former employees exercised stock options to purchase 2,161,522 shares, a consultant exercised options to purchase 250,000 shares and board members exercised options to purchase 225,000 shares. All the exercises were for cash and the aggregate proceeds were $208,337.

During the nine months ended February 28, 2006, we recorded $125,000 of non cash compensation expense related to the extension of stock options to a former employee in connection with a severance agreement.

As of February 28, 2006, we had warrants outstanding exercisable into 68,943,590 common shares at exercise prices ranging from $0.015 to $0.65 per share expiring through 2012. During the nine months ended February 28, 2006, we issued warrants to purchase 12,457,049 shares of common stock, investors exercised warrants to purchase 8,728,544 shares of common stock for proceeds of $470,657 and investors exercised warrants of 28,540,769 to purchase 26,035,294 shares of common stock on a cashless basis. During the nine months ended February 28, 2006, the Company cancelled warrants to purchase 13,366,727 shares of our common stock. Included in the aforementioned warrants issued during the nine months ended February 28, 2006 were warrants to purchase 200,000 shares of common stock issued to a consultant. The Company repriced other warrants to purchase approximately 35,000,000 common shares to $0.015 (Note 4).

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

Under the terms of the waiver agreements, the warrant holders agreed to amend their rights under the terms of certain warrants held by each of them to receive a payment in the event of a payment of a dividend by the Company. Prior to entering into the waiver agreements, if at any time after the issuance date of the subject warrants, the Company made any distributions to holders of its common stock, the warrant holders would be entitled to receive a payment equal to the amount of such distribution which would have been payable to them had they owned the shares of common stock issuable upon exercise of the subject warrants as of the record date for the distribution. Under the terms of the waiver agreement, if the market price of the Company's common stock on the record date for a distribution is greater than or equal to $0.15 per share, the payment to the warrant holders would be reduced to the amount which would be payable to the warrant holders had they engaged in a cashless exercise of the subject warrants as of the record date for the distribution. In consideration for entering into the agreements, the Company issued warrants for the right to acquire 7,000,000 shares of the Company’s common stock to one warrant holder and recognized a loss on debt extinguishment of $445,427 (see Note 5).

In connection with a previous debt agreement, the Company entered into an Antidilution Agreement (the “Antidilution Agreement”) with Swartz Private Equity, LLC (“Swartz”) wherein the Company was obligated to issue to Swartz warrants equal to 11% of the common stock issued between January 28, 2002 and March 11, 2002, 20% of the common stock issued between March 12, 2002 and April 1, 2003, and after April 1, 2003, 30% of the common stock issued to any parties other than Swartz. There were no warrants issued during the nine month period ended February 28, 2006 and 5,476,199 warrants were issued with a fair value of $155,944 during the nine months ended February 28, 2005 in connection with the Antidilution agreement.

7.	Commitments and Contingencies

Litigation and Arbitration

Beatie and Osborne, LLP v. Patriot Scientific Corporation

Beatie and Osborne, LLP is a New York law firm that formerly represented the Company in the Inventorship Litigation and the Infringement Litigation. On March 8, 2005, Beatie and Osborne were disqualified by United States District Judge Jeremy Fogel in the Inventorship Litigation. Beatie and Osborne thereafter withdrew from the representation of the Company in the Infringement Litigation. Beatie and Osborne initiated litigation in the Supreme Court of New York on June 8, 2005 claiming breach of contract, quantum merit, and unjust enrichment and alleging claims against the Company, and former Company representatives, Jeffrey Wallin and Lowell Giffhorn,

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies, continued

for fraud and interference with contractual relationship. Beatie and Osborne claimed a contingency fee under the terms of its contingency fee agreement with respect to licensing agreements entered into, and possibly with respect to license agreements to be entered into, by the Company. At February 28, 2006, the Company had accrued $346,000 related to the claim (see Note 3). The Company caused a removal of the Beatie and Osborne lawsuit to the United States District Court for the Southern District of New York and moved to transfer the action to the Southern District of California. The transfer motion was denied on May 9, 2006, but Wallin and Giffhorn were ordered dismissed from the action at that time. The circumstances of the disqualification of Beatie and Osborne in the Inventorship Litigation and its withdrawal from the Infringement Litigation were claimed by the Company to have worked a forfeiture of any rights in Beatie and Osborne to a contingency fee of any kind. In July, 2006 the Company and Beatie and Osborne reached a settlement agreement whereby the Company paid Beatie and Osborne $340,000 and Beatie and Osborne retained $96,000 of the Company's funds in its possession through a retainer account. This settled the case in full.

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

Profit Sharing Plan

The Company has a savings and profit-sharing plan that allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the Company’s discretion, the Company may match contributions at 20% of the employee’s contribution up to 6% of the employee’s salary. The Company contributions are vested 20% per year beginning with the first year of service. The Company made no matching contributions to the plan in the nine month period ended February 28, 2006.

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

The Company has not reached an agreement with the other officer; however, it accrued approximately $50,000 during the nine month period ended February 28, 2006 for amounts which it believes may be due to this individual. The former officer has filed a complaint against the Company seeking arbitration and claiming he is owed approximately $4,500,000. The Company believes the claim is without merit and intends to vigorously defend itself.

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

DATED: November 27, 2006	PATRIOT SCIENTIFIC CORPORATION /S/ DAVID H. POHL David H. Pohl Chief Executive Officer

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