Form 10-Q
period 2006-11-30
PATRIOT SCIENTIFIC CORP
filed 2007-01-16
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

On January 12, 2007, 381,214,818 shares of common stock, par value $.00001 per share (the issuer’s only class of voting stock) were outstanding.

INDEX
Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of November 30, 2006 (unaudited) and May 31, 2006	3
Unaudited Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2006 and 2005	4
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2006 and 2005	5
Notes to Unaudited Condensed Consolidated Financial Statements	6-24
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-33
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	33
ITEM 4. Controls and Procedures	33
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	35-36
ITEM 1A. Risk Factors	36
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
ITEM 3. Defaults Upon Senior Securities	39
ITEM 4. Submission of Matters to a Vote of Security Holders	39
ITEM 5. Other Information	39
ITEM 6. Exhibits	39-46

SIGNATURES

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation
Condensed Consolidated Balance Sheets

	November 30, 2006	May 31, 2006
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$11,718,031	$3,984,240
Restricted cash and cash equivalents	101,578	100,320
Marketable securities and short term investments	3,652,830	3,518,879
Accounts receivable	7,438	4,113
Prepaid expenses and other current assets	234,497	407,418

Total current assets	15,714,374	8,014,970

Property and equipment, net	59,400	64,006

Other assets	8,190	8,190

Investment in affiliated company	7,598,638	3,952,914

Investment in debt securities	350,000	—

Patents and trademarks, net of accumulated amortization of $595,665 and $584,387	20,309	31,587
	$23,750,911	$12,071,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$328,287	$695,323
Accrued liabilities and other	131,254	154,730
Accrued contingency fee payable	6,354,063	394,063
Accrued income taxes payable	4,154,600	—

Total current liabilities	10,968,204	1,244,116

Total liabilities	10,968,204	1,244,116

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	—	—
Common stock, $0.00001 par value: 500,000,000 shares authorized: 389,197,145 shares issued and 384,322,318 shares outstanding and 366,199,765 shares issued and outstanding	3,892	3,661
Additional paid-in capital	71,423,026	69,551,981
Accumulated deficit	(54,619,816)	(58,728,091)
Common stock held in treasury, at cost - 4,874,827 shares and no shares as of November 30, 2006 and May 31, 2006, respectively	(4,024,395)	—
Total stockholders’ equity	12,782,707	10,827,551

	$23,750,911	$12,071,667

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30, 2006	November 30, 2005	November 30, 2006	November 30, 2005
		(As restated, see Note 2)		(As restated, see Note 2)
Revenues:
Licenses and royalties	$—	$—	$—	$10,000,000
Other	18,500	10,202	44,875	20,272
	18,500	10,202	44,875	10,020,272

Operating expenses:
Research and development	—	109,553	—	198,260
Selling, general and administrative	1,736,422	657,338	4,468,946	1,819,734
Settlement and license expense	6,300,000	—	6,300,000	1,918,054
Total operating expenses	8,036,422	766,891	10,768,946	3,936,048
Operating income (loss)	(8,017,922)	(756,689)	(10,724,071)	6,084,224

Other income (expense):
Unrealized loss on marketable securities	—	(1,137)	—	(1,137)
Interest and other income	181,131	59,758	307,898	93,648
Loss on sale of assets	—	—	(543)	—
Interest expense	—	(111,030)	—	(313,514)
Change in fair value of warrant and derivative liabilities	—	1,181,356	—	2,261,155
Equity in earnings (loss) of affiliated company	6,674,793	(472,596)	18,744,991	(720,165)
Total other income, net	6,855,924	656,351	19,052,346	1,319,987

Income (loss) before income taxes	(1,161,998)	(100,338)	8,328,275	7,404,211

Provision for income taxes	720,000	—	4,220,000	—

Net Income (loss)	$(1,881,998)	$(100,338)	$4,108,275	$7,404,211

Basic income (loss) per common share	$—	$—	$0.01	$0.02

Diluted income (loss) per common share	$—	$—	$0.01	$0.02

Weighted average number of common shares outstanding-basic	378,817,682	303,431,364	373,800,101	297,350,377

Weighted average number of common shares outstanding-diluted	378,817,682	303,431,364	419,862,437	370,675,410

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
	November 30, 2006	November 30, 2005
		(As restated, see Note 2)
Operating activities:
Net income	$4,108,275	$7,404,211
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	21,288	29,240
Non-cash interest expense related to convertible debentures, notes payable and warrants	—	280,801
Expense related to extension of expiration date of stock options	324	125,000
Net gain related to warrant re-pricing, reconveyance and issuance	—	(538,208)
Non cash compensation relating to issuance and vesting of stock options and vesting of warrants	1,773,102	—
Accrued interest income added to investments	(1,258)	(21,022)
Equity in (earnings) loss of affiliated company	(18,744,991)	720,165
Unrealized loss on marketable securities	—	1,137
Loss on disposal of fixed assets	543	—
Issuance of stock	—	81,250
Change in fair value of warrant and derivative liabilities	—	(2,261,155)
Changes in operating assets and liabilities:
Accounts receivable	(3,325)	(2,625)
Prepaid and other assets	172,921	(97,537)
Licenses receivable	—	1,500,000
Accounts payable and accrued expenses	(390,512)	(181,462)
Accrued contested fee payable	5,960,000	—
Income tax payable	4,154,600	—
Net cash provided by (used in) operating activities	(2,949,033)	7,039,795

Investing activities:
Purchases of marketable securities	(4,158,346)	—
Proceeds from sales of marketable securities	4,024,395	100,000
Purchases of property and equipment	(5,947)	(16,040)
Investment in affiliated company	—	(2,000,000)
Investment in debt securities	(350,000)	—
Distributions from affiliated company	15,099,267	—
Net cash provided by (used in) investing activities	14,609,369	(1,916,040)

Financing activities:
Payments on capital lease obligations	—	(2,306)
Proceeds from exercise of common stock warrants and options	97,850	206,437
Repurchase of common stock for treasury	(4,024,395)	—
Net cash provided by (used in) financing activities	(3,926,545)	204,131

Net increase in cash and cash equivalents	7,733,791	5,327,886
Cash and cash equivalents, beginning of period	3,984,240	591,426
Cash and cash equivalents, end of period	$11,718,031	$5,919,312

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$—	$2,637
Cash payments for income taxes	$65,400	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Convertible debentures, notes payable and accrued interest exchanged for common stock	$—	$138,540
Reclassification of derivative liabilities associated with debt conversions and warrant exercises	$—	$1,690,705
Cashless exercise of warrants	$225	$116

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements of Patriot Scientific Corporation (the “Company”, “we”, “us” or “our”) presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included the Company’s annual report on Form 10-KSB for fiscal year ended May 31, 2006.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods. Operating results for the six month period ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.

Reclassifications
Certain reclassifications have been made to the 2005 financial statements in order for them to conform to the 2006 presentation. Such reclassifications have no impact on the Company’s financial position or results of operations.

Investment in Affiliated Company
The Company has a 50% interest in Phoenix Digital Solutions, LLC (“Phoenix Digital”) (see Note 5). This investment is accounted for using the equity method of accounting since the investment provides the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee and is recognized in the condensed consolidated statement of operations in the caption “Equity in earnings of affiliated company.”

Derivative Financial Instruments
In connection with the issuance of certain convertible debentures (see Note 6), the terms of the debentures included an embedded reset conversion feature which provided for a conversion of the debentures into shares of the Company's common stock at a rate which was determined to be variable. The Company determined that the reset conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debenture agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Derivative Financial Instruments, continued

During the three month periods ended November 30, 2006 and 2005, the Company recognized other income of $0 and $1,181,356, respectively, related to recording the warrant and derivative liabilities at fair value.

During the six month periods ended November 30, 2006 and 2005, the Company recognized other income of $0 and $2,261,155, respectively, related to recording the warrant and derivative liabilities at fair value. At November 30, 2006, there are no derivative liabilities since the related variable debt instruments were settled in full during fiscal 2006. At the settlement date, the remaining warrant liabilities with a value of approximately $6,744,000 were reclassified to additional paid-in capital.

The Company’s derivative instruments were valued using a Monte Carlo simulation model incorporating the instruments’ multiple reset dates.

The following assumptions were used for valuing the embedded derivatives during the six month period ended November 30, 2005:

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

Net Income (Loss) Per Share
The Company applies SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. For the six months ended November 30, 2006, shares of 100,000 related to the Company’s outstanding warrants and options were not included in the calculation of diluted income per share as they had an anti-dilutive effect. For the three months ended November 30, 2005 and November 30, 2006, 62,135,578 and 40,690,194 potentially dilutive common shares related to the Company’s outstanding convertible debentures, warrants and options were not included in the calculation of diluted loss per share as they had an anti-dilutive effect and for the six months ended November 30, 2005 potential common shares of 16,300,000 relating to the Company’s outstanding options, warrants and convertible debentures were not included in the calculation of diluted income per share as they had an anti-dilutive effect.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Net Income (Loss) Per Share, continued

	Three Months Ended November 30, 2006
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net loss	$(1,881,998)	378,817,682	$—
Diluted EPS:
Effect of dilutive securities:
Options and warrants	—	—
Loss available to common shareholders	$(1,881,998)	378,817,682	$—

	Three Months Ended November 30, 2005 As restated (See Note 2)

	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net loss	$(100,338)	303,431,364	$—

Diluted EPS:
Effect of dilutive securities:
Options and warrants	—	—

Loss available to common shareholders	$(100,338)	303,431,364	$—

	Six Months Ended November 30, 2006
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$4,108,275	373,800,101	$0.01

Diluted EPS:
Effect of dilutive securities:
Options and warrants	—	46,062,336

Income available to common shareholders	$4,108,275	419,862,437	$0.01

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Net Income (Loss) Per Share, continued

	Six Months Ended November 30, 2005 As restated (See Note 2)
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$7,404,211	297,350,377	$0.02

Diluted EPS:
Convertible debentures interest	30,077
Effect of dilutive securities:
Convertible debentures	—	11,189,455
Options and warrants	—	62,135,578

Income available to common shareholders	$7,434,288	370,675,410	$0.02

Stock-Based Compensation

Change in Accounting Principle

Effective June 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, for the period beginning June 1, 2006. In March 2005, the SEC issued SAB No. 107, Share-Based Payment, relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock Based Compensation.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s condensed consolidated financial statements as of and for the six months ended November 30, 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no employee stock-based compensation expense had been recognized in the

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation, continued

Company’s condensed consolidated statements of operations, other than as related to option grants to employees and directors below the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the six months ended November 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of May 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to May 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statement of operations for the six months ended November 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the six months ended November 30, 2006, of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated pricing term of option grants for the six months ended November 30, 2006 was one year. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

Summary of Assumptions and Activity

The following table illustrates the effect on net income (loss) and net income (loss) per share for the three and six months ended November 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black-Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period:

	Three Months Ended	Six Months Ended
	November 30, 2005 (Unaudited)	November 30, 2005 (Unaudited)
	(As restated see Note 2)	(As restated see Note 2)

Net income (loss) - as reported	$(100,338)	$7,404,211

Add: Share-based employee compensation included in net income (loss), net of tax effects	—	—

Deduct: Share-based employee compensation expense determined under fair value method, net of tax effects	—	182,250

Net income (loss) - pro forma	$(100,338)	$7,221,961

Net income (loss) per common share - as reported
Basic	$—	$0.02
Diluted	$—	$0.02

Net income (loss) per common share - proforma
Basic	$—	$0.02
Diluted	$—	$0.02

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation, continued

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three and six months ended November 30, 2006 and 2005 is based on the historical volatilities of the Company’s common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	November 30, 2006 (Unaudited)		November 30, 2006 (Unaudited)		November 30, 2005 (Unaudited)		November 30, 2005 (Unaudited)

Expected term	5	years	5	years	—	years	5	years
Expected volatility	156%		156%		—%		128%
Risk-free interest rate	4.80%		4.80 - 5.00%		—%		3.72%
Expected dividends	—		—		—		—

A summary of option activity as of November 30, 2006 and changes during the six months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term Years)	Aggregate Intrinsic Value

Options outstanding at June 1, 2006	5,460,000	$0.34
Options granted	1,730,000	$0.26
Options exercised	(265,000)	$0.10
Options forfeited	(500,000)	$0.09

Options outstanding November 30, 2006	6,425,000	$0.35	3.11	$1,997,650

Options exercisable November 30, 2006	6,415,000	$0.35	3.11	$1,997,650

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

The weighted average grant date fair value of options granted during the six months ended November 30, 2006 was $1.10 per option. The total intrinsic value of options exercised during the six months ended November 30, 2006 was $169,500.

Stock-Based Compensation, continued
A summary of the status of the Company’s non-vested stock options as of November 30, 2006 and changes during the six months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested stock options at June 1, 2006	345,000	$0.24
Non-vested stock options granted	1,730,000	$0.99
Vested stock options	(1,815,000)	$0.98
Forfeited/cancelled stock options	(250,000)	$0.06

Non-vested stock options at November 30, 2006	10,000	$0.71

As of November 30, 2006, there was approximately $2,200 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next three months. The total fair value of shares vested during the six months ended November 30, 2006 was approximately $1,770,000.

As a result of adopting SFAS No. 123(R) on June 1, 2006, the Company’s loss before provision for income taxes and net loss for the three months ended November 30, 2006 was approximately $194,000 higher than if it had continued to account for share-based compensation under APB No. 25. The Company’s income before income taxes and net income for the six months ended November 30, 2006 was approximately $300,000 lower than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted net income (loss) per share for the three and six months ended November 30, 2006 were not affected by the adoption of SFAS No. 123(R).

The following table summarizes employee stock-based compensation expense related to stock options under SFAS No. 123(R) for the three and six months ended November 30, 2006, which was allocated as follows:

	Three Months Ended	Six Months Ended
	November 30, 2006	November 30, 2006
Employee stock-based compensation expense included in: Selling, general and administrative	$194,000	$1,770,000

Employee stock-based compensation expense related to employee stock options	$194,000	$1,770,000

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

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

In addition, the Company determined the manner in which it accounted for its interest in Phoenix Digital was not in accordance with appropriate accounting literature. Beginning in June 2005, the Company accounted for its interest in Phoenix Digital as a variable interest entity, as defined in FASB Interpretation 46(R). Accordingly, the accounts and transactions of Phoenix Digital were consolidated with those of the Company and the ownership interest of the other member of Phoenix Digital was presented as a minority interest in the condensed consolidated financial statements of the Company for the six month period ended November 30, 2005. The Company has reassessed its accounting for its interest in Phoenix Digital and after further consideration of FIN 46(R) and other authoritative literature, has corrected its accounting policy to account for its interest in Phoenix Digital in accordance with the equity method of accounting for investments, as the Company did not have a controlling financial interest in Phoenix Digital and determined that it was not the primary beneficiary of the relationship.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements, continued

The following tables present a summary of the effects of the restatement adjustments on the Company's condensed consolidated statements of operations and cash flows for the three and six month periods ended November 30, 2005:

	Condensed Consolidated Statement of Operations
Three months ended November 30, 2005	As Previously Reported	Adjustments	As Restated
Selling, general and administrative expense	$1,623,692	$(966,354)	$657,338
Total operating expense	$1,733,245	$(966,354)	$766,891
Operating loss	$(1,723,043)	$966,354	$(756,689)
Other income	$80,918	$(21,160)	$59,758
Change in fair value of warrant and
derivative liabilities	$—	$1,181,356	$1,181,356
Equity in loss of affiliated company	$—	$(472,596)	$(472,596)
Total other income (expense)	$(31,249)	$687,600	$656,351
Loss before minority interest in income of
consolidated entity and income taxes	$(1,754,292)	$1,653,954	$(100,338)
Minority interest in loss of consolidated entity	$479,596	$(479,596)	$—
Net loss	$(1,274,696)	$1,174,358	$(100,338)
LOSS PER COMMON SHARE:
Basic	$—	$—	$—
Diluted	$—	$—	$—

	Condensed Consolidated Statement of Operations
Six months ended November 30, 2005	As Previously Reported	Adjustments	As Restated
Selling, general and administrative expense	$3,299,411	$(1,479,677)	$1,819,734
Settlement and license expense	$3,855,132	$(1,937,078)	$1,918,054
Total operating expense	$7,352,803	$(3,416,755)	$3,936,048
Operating income	$2,667,469	$3,416,755	$6,084,224
Other income (expense)	$134,375	$(40,727)	$93,648
Change in fair value of warrant and
derivative liabilities	$—	$2,261,155	$2,261,155
Equity in loss of affiliated company	$—	$(720,165)	$(720,165)
Total other income (expense)	$(180,276)	$1,500,263	$1,319,987
Income before minority interest in income of
consolidated entity and income taxes	$2,487,193	$4,917,018	$7,404,211
Minority interest in loss of consolidated entity	$720,165	$(720,165)	$—
Income before income taxes	$3,207,358	$4,196,853	$7,404,211
Provision for income taxes	$(40,000)	$40,000	$—
Net income	$3,167,358	$4,236,853	$7,404,211
INCOME PER COMMON SHARE:
Basic	$0.01	$0.01	$0.02
Diluted	$0.01	$0.01	$0.02

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements, continued

	Condensed Consolidated Statement of Cash Flows
Six months ended November 30, 2005	As Previously Reported	Adjustments	As Restated
Net income	$3,167,358	$4,236,853	$7,404,211
Equity in loss of affiliated company	$—	$720,165	$720,165
Change in fair value of derivative liabilities	$—	$(2,261,155)	$(2,261,155)
Net gain related to warrant re-pricing,
reconveyance and issuance	$—	$(538,208)	$(538,208)
Issuance of stock, options and warrants
for services and other	$206,250	$(125,000)	$81,250
Expense related to extension of expiration date of
stock options	$—	$125,000	$125,000
Non-cash interest expense related to warrant
repricing and issuance	$1,397,491	$(1,397,491)	$—
Loss in consolidated entity allocated to minority
Interest	$(720,165)	$720,165	$—
Changes in accounts payable and accrued liabilities	$(193,321)	$11,859	$(181,462)
Net cash provided by operating activities	$5,599,465	$1,440,330	$7,039,795
Investment in affiliated company	$—	$(2,000,000)	$(2,000,000)
Net cash provided by (used in) investing activities	$83,960	$(2,000,000)	$(1,916,040)
Minority interest investment in consolidated entity	$2,000,000	$(2,000,000)	$—
Net cash provided by financing activities	$2,204,131	$(2,000,000)	$204,131
Net increase in cash and cash equivalents	$7,887,556	$(2,559,670)	$5,327,886
Cash and cash equivalents, end of period	$8,478,982	$(2,559,670)	$5,919,312

3. License Agreements

In February 2005, the Company entered into two separate licensing agreements with one customer for the Company’s patent portfolio and Ignite microprocessor technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for maintenance services. Maintenance under the agreement is expected to be provided over a period not to exceed four years. Maintenance revenue recognized during the three months ended August 31, 2006 was $6,250. The payment terms of the agreements required aggregate payments of $300,000 at the time of execution, three quarterly payments of $750,000 each on April 1, August 15, and November 15, 2005 and one final payment of $500,000 on February 15, 2006. The $500,000 payment due on February 15, 2006 was paid in March 2006. Total payments received in fiscal 2005 amounted to $1,050,000 and total payments received in fiscal 2006 amounted to $2,000,000. The agreements also provide for the future payment of royalties to the Company based on sales of product using the Ignite licensed technology. In connection with this license agreement, the Company became obligated to the former co-inventor of the patent portfolio technology for $207,600 pursuant to a July 2004 agreement under which the Company was obligated to pay a percentage of licensed proceeds to the co-inventor. The amount due was payable in four installments of $51,900; $54,063 remains outstanding at November 30, 2006, and is included in accrued contingency fee payable. The co-inventor of the patent portfolio technology filed a lawsuit against the Company (see Note 8 for more information). In December 2006, the lawsuit was settled in principle through mediation and as of the date of this filing, the settlement terms have not been finalized. The Company has accrued an additional amount of $6,300,000 consisting of potential cash and stock settlements relating to the mediation agreement.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

4. Investment in Debt Securities

On November 22, 2006, the Company entered into a 120 day revolving line of credit with Holocom Networks (“Holocom”) for a maximum amount of $700,000. The line of credit is collateralized by the patents and trademarks of Holocom Networks. On the date of origin, the Company advanced Holocom Networks $350,000 and on December 5, 2006 the Company advanced $170,000 under terms of the agreement. The line carries a floating interest rate which is defined as 2% above the prime rate as announced by Bank of America. At November 30, 2006, the interest rate on the note was 10.25%.

The borrower is required to make minimum monthly payments on the line consisting of unpaid and accrued interest on the first day of the month following the initial advance.

At the time of this filing, the Company was in negotiations with representatives of the management and the investors of Holocom Networks that were expected to lead to the conversion of the Company’s cash advances under the line of credit to an equity investment in a reorganized Holocom entity. Further advances in connection with the Holocom investment are anticipated. The Company is accounting for its investment in debt at cost. The Company monitors the value of its investment in debt for indicators of impairment, including changes in market conditions and /or the operating results of its underlying investment that may result in the inability to recover the carrying value of the investment. The Company will record an impairment charge if and when it believes the investment has experienced a decline that is other than temporary. At November 30, 2006, the Company has determined that there is no impairment of its investment in debt securities.

5. Investment in Affiliated Company/License Agreement

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

The Company and TPL each own 50% of the membership interests of Phoenix Digital, and each have the right to appoint one member of the three-member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, the Company and TPL agreed to establish a working capital fund for Phoenix Digital of $4,000,000, of which the Company’s contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. The Company and TPL are obligated to fund future working capital requirements at the discretion of the management committee of Phoenix Digital in order to maintain working capital of not more than $8,000,000. Neither the Company nor TPL is required to contribute more than $2,000,000 in any fiscal year. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement. Phoenix Digital has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of Phoenix Digital) for supporting efforts to secure licensing agreements by the other member on behalf of Phoenix Digital. During the six months ended November 30, 2006, Phoenix Digital paid $1,968,000 to TPL pursuant to this commitment.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

The Company is accounting for its investment in Phoenix Digital under the equity method of accounting, and accordingly has recorded its 50% share of Phoenix Digital’s net income of $18,744,991 during the six months ended November 30, 2006 as an increase in its investment. Cash distributions of $15,099,267 received from

Investment in Affiliated Company/License Agreement, continued

Phoenix Digital during the six months ended November 30, 2006 have been recorded as a reduction in the
Company’s investment. The Company’s investment in Phoenix Digital is $7,598,638 at November 30, 2006 and has been recorded as “Investment in Affiliated Company”. The Company has recorded its 50% share of Phoenix Digital’s net income (loss) as “Equity in Earnings of Affiliated Company” in the accompanying condensed consolidated statements of operations for the six months ended November 30, 2006 and 2005.

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

During the six months ended November 30, 2006, Phoenix Digital entered into licensing agreements with third parties, pursuant to which it received aggregate proceeds of $32,699,000. License proceeds of $8,850,000 relating to an additional license agreement signed in November 2006 are to be received in January 2007. Phoenix Digital has recorded this amount as a license receivable. During December 2006, Phoenix Digital entered into licensing agreements with aggregate proceeds of $7,320,000.

The condensed balance sheet and statement of income of Phoenix Digital at November 30, 2006 and for the six months then ended are as follows:

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Balance Sheet
ASSETS:
Cash	$7,731,427
License fees receivable	8,850,000
Prepaid expenses	15,000
Total assets	$16,596,427
Investment in Affiliated Company/License Agreement, continued

LIABILITIES AND MEMBERS’ EQUITY:
Accounts payable	$1,172,314
Members’ equity	15,424,113
Total liabilities and members’ equity	$16,596,427

Condensed Statement of Income

Revenues	$41,549,000
Operating expenses	4,271,666

Operating income	37,277,334

Interest income	212,648

Net income	$37,489,982

6. Convertible Debentures

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

Except for one debenture issued on March 23, 2004, the Company is responsible for registering the resale of the shares of its common stock which will be issued on the conversion of the debentures. As of May 31, 2005, there were six registration statements. The convertible debentures were secured by substantially all assets of the Company.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

The terms of the convertible debentures included certain features that were considered embedded derivative financial instruments, such as the conversion feature and a reset conversion feature which provided for a conversion of the debentures into shares of the Company’s common stock at a rate which was determined to be variable. Because the debentures were not conventional convertible debt, the Company was also required to record the related warrants at their fair values. The total of the derivative and warrant liabilities at May 31, 2005 was $9,274,712, consisting of the fair value of the conversion feature and reset feature of $3,602,365

Convertible Debentures, continued

and the fair value of the warrants of $4,029,634. In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debenture agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. The total fair value of the non-employee warrants at May 31, 2005 was $1,642,713.

During the six months ended November 30, 2005, the value of the warrant and derivative liabilities decreased by $2,261,155, which is reflected as a component of other income (expense) in the accompanying condensed consolidated statements of operations.

During the three months ended August 31, 2005, holders of debentures with a principal balance of $132,500 converted their debentures, together with accrued interest thereon of approximately $6,000, into 8,295,789 shares of the Company’s common stock. No shares were converted during the three month period ended November 30, 2005. As of May 31, 2006, all outstanding debentures were repaid or converted into shares of the Company’s common stock. As a result of the settlement of the remaining debentures during 2006, the Company reclassified $6,743,935 related to the fair values of all outstanding warrants at the date of settlement to additional paid-in capital.

The following table presents the status and activity of the Company’s convertible debentures as of May 31, 2006:

			Principal				Shares
			Balance			Effective	Converted	Warrant
	Dates of	Original	at May 31,	Conversion Prices		Registration	May 31, as of	Shares
Series	Issuance	Principal	2006	Initial	Reset	Date	2006	Issued

A	4/23/02-	$1,000,000	$—	$0.08616-	$0.04190-	10/29/2002	24,099,548	12,859,175
	6/10/02			0.10289	0.04457

B	8/23/02-	605,000	—	0.05126-	0.04381-	3/7/2003	14,777,350	11,234,835
	1/24/03			0.0727	0.04722

C	3/24/02-	510,000	—	0.041-	0.041-	6/26/2003	10,470,554	9,377,943
	6/9/03			0.065	0.065

D	8/1/03-	547,500	—	0.0172-	0.0172-	11/18/2003	25,178,803	22,455,355
	10/21/03			0.048	0.0477

E	12/1/03-	1,527,500	—	0.0267-	0.0267-	6/7/2004	46,794,618	30,395,392
	5/11/04			0.10	0.10

F	3/23/04	723,168	—	0.09	0.09	Not Registered	20,877,430	8,035,192

G	9/28/04-	232,500	—	0.016710-	0.01670-	5/22/2006	8,267,358	8,259,678
	1/17/05			0.04	0.04

G	11/17/04-	257,500	—	0.016710-	0.01670-	Not Registered	14,107,672	13,431,137
	11/18/04			0.04	0.04
		$5,403,168	—				164,573,333	116,048,707

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

No convertible debentures or warrants in connection with convertible debentures were issued during the year ended May 31, 2006.

The Company recorded the fair value of the derivative instruments and warrants as a debt discount which was amortized to interest expense over the term of the convertible debentures. During the six months ended November 30, 2005, the Company recorded interest expense of $280,801 related to the amortization of the debt discount.

7. Stockholders’ Equity

During July 2006, the Company commenced its Board of Director approved stock buyback program in which the Company repurchases its outstanding common stock from time to time on the open market. As part of the program the Company purchased 4,874,827 shares of its common stock at an aggregate cost of $4,024,395 during the six months ended November 30, 2006.

The following table summarizes equity transactions during the six months ended November 30, 2006:

	Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amounts	Capital	Deficit	Stock
Balance June 1, 2006	366,199,765	$3,661	$69,551,981	$(58,728,091)	$—

Exercise of warrants and options at $0.02 to $0.40 per share	537,500	6	97,844	—	—
Cashless exercise of warrants	22,459,880	225	(225)	—	—
Extension of stock options previously issued to a consultant	—	—	324	—	—
Non-cash compensation	—	—	1,773,102	—	—
Repurchase of common stock for treasury	—	—	—	—	(4,024,395)
Net income	—	—	—	4,108,275	—
Balance November 30, 2006	389,197,145	$3,892	$71,423,026	$(54,619,816)	$(4,024,395)

Stock Options and Warrant Activity

As of November 30, 2006, 125,000 options were outstanding pursuant to our 1996 Stock Option Plan exercisable at a range of $0.07 to $0.08 per share expiring through 2009; 600,000 options were outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.07 to $0.86 per share expiring through 2011; 2,150,000 options were outstanding pursuant to our 2003 Stock Option Plan exercisable at a range of $0.05 to $0.17 per share expiring through 2011; and 2,050,000 options were outstanding pursuant to our 2006 Stock Option Plan exercisable at $0.70 per share expiring through 2011. Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

During the quarter ended August 31, 2006, we issued options to acquire 1,500,000 shares of our common stock at a per share price of $0.17 to an officer outside of the above referenced plans.

During the quarter ended November 30, 2006, we issued options to acquire 230,000 shares of our common stock at a per share price of $0.86 to employees pursuant to the 2001 Stock Option Plan.

During the six months ended November 30, 2006, directors exercised stock options to purchase 265,000 shares of common stock for aggregate proceeds of $25,600.

During the six months ended November 30, 2006, we recorded $1,773,102 of non cash compensation expense related to stock options issued and vesting of stock options and warrants previously granted.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

As of November 30, 2006, we had warrants outstanding to purchase 29,921,015 common shares at exercise prices ranging from $0.02 to $1.00 per share, expiring at various dates through 2012. Some of those outstanding warrants were not exercisable as of November 30, 2006 as they are subject to meeting vesting criteria. During the six months ended November 30, 2006, we issued no warrants to purchase shares of common stock, investors exercised warrants to purchase 272,500 shares of common stock for proceeds of $72,250 and the Company had investors exercise warrants of 22,732,380 to purchase 22,459,880 shares of common stock on a cashless basis.

Stockholders’ Equity, continued

In connection with a previous debt agreement, the Company entered into an Antidilution Agreement (the “Antidilution Agreement”) with Swartz Private Equity, LLC (“Swartz”) wherein the Company was obligated to issue to Swartz warrants equal to 11% of the common stock issued between January 28, 2002 and March 11, 2002, 20% of the common stock issued between March 12, 2002 and April 1, 2003, and after April 1, 2003, 30% of the common stock issued to any parties other than Swartz. There were no warrants issued during the three month periods ended August 31, 2006 and 2005, nor were warrants issued during September 2006, in connection with the Antidilution agreement. On October 10, 2006, the Company entered into an Approval Rights Agreement and Termination of Antidilution Agreement and Addendum to Warrants (the “Termination Agreement”) with Swartz to terminate the Antidilution Agreement. In consideration for entering into the Termination Agreement, the Company agrees to obtain Swartz’s written approval at least 30 days prior to entering into (i) any acquisition of any business entity or asset of any kind where the aggregate number of shares of common stock and derivative securities (on a fully diluted basis) issued as consideration for the acquisition equals or exceeds 10% of the number of shares of common stock of the Company outstanding at the time of the acquisition (on a fully diluted basis) or (ii) any acquisition (regardless of size) by the Company of any business entity or asset of any kind that is not unanimously approved by the Company’s board of directors.

8. Commitments and Contingencies

Litigation

Beatie and Osborne, LLP v. Patriot Scientific Corporation

Beatie and Osborne, LLP is a New York law firm that formerly represented the Company in the Inventorship Litigation and the Infringement Litigation. On March 8, 2005, Beatie and Osborne were disqualified by United States District Judge Jeremy Fogel in the Inventorship Litigation. Beatie and Osborne thereafter withdrew from the representation of the Company in the Infringement Litigation. Beatie and Osborne initiated litigation in the Supreme Court of New York on June 8, 2005 claiming breach of contract, quantum merit, and unjust enrichment and alleging claims against the Company, and former Company representatives, Jeffrey Wallin and Lowell Giffhorn, for fraud and interference with contractual relationship. Beatie and Osborne claimed a contingency fee under the terms of its contingency fee agreement with respect to licensing agreements entered into, and possibly with respect to license agreements to be entered into, by the Company. The Company caused a removal of the Beatie and Osborne lawsuit to the United States District Court for the Southern District of New York and moved to transfer the action to the Southern District of California. The transfer motion was denied on May 9, 2006, but Wallin and Giffhorn were ordered dismissed from the action at that time. The circumstances of the disqualification of Beatie and Osborne in the Inventorship Litigation and its withdrawal from the Infringement Litigation were claimed by the Company to have worked a forfeiture of any rights in Beatie and Osborne to a contingency fee of any kind. In July 2006, the Company and Beatie and Osborne reached a settlement agreement whereby the Company paid Beatie and Osborne $340,000 and Beatie and Osborne retained $96,000 of the Company's funds in its possession through a retainer account. This settled the case in full.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Patriot Scientific Corporation v. Russell Fish

On April 6, 2006, we filed a declaratory relief lawsuit against Russell Fish and The Fish Family Trust in the United States District Court for the Southern District of California. As a consequence of licensing agreements entered into by or on behalf of Patriot, by Patriot's previous management, Mr. Fish presented demands for payment by us under his July 2004 agreement related to the Inventorship Litigation. We contended that Mr. Fish had been paid all sums that may have been owed to him. Our action sought declaratory relief that no further sums were owed to Mr. Fish. Also, on April 6, 2006, Fish and, later, Robert Anderson, allegedly as trustee of The Fish Family Trust, filed a lawsuit against the Company in the District Court of Dallas County, Texas. The case was subsequently removed to the United States District Court for the Northern District of Texas. The lawsuit was based on an alleged breach of the contract entered into on July 27, 2004 and sought enforcement of the contract or damages. The California action was transferred to the Northern District of Texas. Mediation commenced on September 11, 2006. In December 2006, the Fish lawsuit was settled in principle through mediation. Settlement terms have not been finalized as of this filing date nor is there an executed settlement agreement in place. In light of the mediation and after consulting with counsel, we feel we are close to a settlement agreement even though there is no guarantee that that will take place nor is it enforceable until an agreement has been signed. As a result, during the six months ended November 30, 2006, the Company recorded $6,300,000 of settlement and license expense relating to the mediation agreement with Fish. The amount consists of $3,000,000 to be paid in cash and 5,500,000 million shares of stock at an average price of $0.60 per share. In addition to those terms, the mediation terms further provide the Company will pay Fish the equivalent of 4% of 50% of the next $100 million of gross license fees as they are collected by Phoenix Digital and as distributions are made to Patriot, after excluding the first $20 million collected by Phoenix Digital after December 1, 2006. Patriot's commitment to make payments to Fish related to such future license revenues will not exceed $2 million.

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

In February 2006, a license agreement was entered into with Fujitsu Corporation regarding the Company's patent portfolio, and in connection with that transaction, litigation involving Fujitsu and TPL and the Company in both California and Texas was dismissed. A Claims Construction Hearing has been scheduled with Fujitsu on May 3, 2007 in district court.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies, continued

401(k) Plan

In January 2006, the Company adopted a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. The Company matches 50% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation. Participants fully vest in the Company’s contributions after three years of vesting service. The Company’s matching contributions for the six months ended November 30, 2006 were $5,607.

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

The Company has not reached an agreement with the other officer; however, it accrued approximately $50,000 during the three month period ended August 31, 2005 for amounts which it believes may be due to this individual. The former officer has filed a complaint against the Company seeking arbitration and claiming he is owed approximately $4,500,000 (see above). The Company believes the claim is without merit and intends to vigorously defend itself.

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

9. Subsequent Events

During the period December 1, 2006 through January 12, 2007, Phoenix Digital entered into license agreements with third parties, with aggregate proceeds totaling $7,320,000.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

On December 20, 2006, the Company received proceeds of $1,950 from the issuance of 25,000 shares of common stock in connection with the exercise of stock options by a director.

During December 2006 and January 2007, the Company purchased 3,132,500 shares of its common stock at an aggregate cost of $1,960,305 under its stock buyback program.

As stated in Notes 3 and 8 above, during December 2006, the Fish lawsuit was settled in principle through mediation. Settlement terms have not been finalized as of this filing date nor is there a settlement agreement in place. Please see Notes 3 and 8 for more information.

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

Overview

During the fiscal years ended May 31, 2005 and May 31, 2006, the Company entered into agreements for the licensing of its technology with Advanced Micro Devices Inc. ("AMD") and Intel Corporation, among the largest of the microprocessor manufacturers. During the 2006 fiscal year, the Company entered into licensing agreements with Hewlett-Packard, Fujitsu and Casio through its joint venture entity, Phoenix Digital. Additional licensing agreements for the use of the Company’s technology were signed through its joint venture entity during the six months ended November 30, 2006. We believe that these agreements represent validation of the Company's position that its intellectual property was and is being infringed by major manufacturers of microprocessor technology. Also, we believe the agreements demonstrate the value of the Company's intellectual property in that they are "arms length" transactions with major electronics manufacturers.

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

3. Stock Options and Warrants

We account for equity issuances to non-employees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation , and Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services . All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Prior to June 1, 2006, we accounted for stock-based compensation issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related pronouncements. Under this method, compensation expense was recognized over the respective vesting period based on the excess, on the date of grant, of the fair value of our common stock over the grant price, net of forfeitures. Deferred stock-based compensation was amortized on a straight-line basis over the vesting period of each grant.

On June 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors related to our stock option plans based on estimated fair values. We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of our fiscal year 2007. Our condensed consolidated financial statements as of and for the six months ended November 30, 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the six months ended November 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the six months ended November 30, 2006 of 5% was based on historical forfeiture experience and estimated future employee forfeitures. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, we accounted for forfeitures as they occurred.

Employee stock-based compensation expense recognized under SFAS No. 123(R) for the six months ended November 30, 2006 was $1,773,102, determined by the Black-Scholes valuation model.

4. Debt Discount

We have issued warrants as part of our convertible debentures and other financings. We value the warrants using the Black-Scholes pricing model based on expected fair value at issuance and the estimated fair value is recorded as debt discount. The debt discount is amortized to non-cash interest over the life of the debenture assuming the debenture will be held to maturity, which is normally two years. If the debenture is converted to common stock previous to its maturity date, any debt discount not previously amortized is expensed to non-cash interest. As of May 31, 2006, the debt discount has been fully amortized as the debt instruments were settled prior to May 31, 2006.

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

7. Income Taxes

Deferred income taxes are provided for by recognizing temporary differences in certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. We have historically provided a valuation allowance equal to 100% of our net deferred tax asset. In spite of the net income recorded by us during the quarter ended November 30, 2006, we do not believe that we have ample evidence of overcoming the “more likely than not” criteria established by generally accepted accounting principles. We will continue to monitor our financial operating results, and other factors, to determine when, if ever, we meet this criteria.

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

Results of Operations

Comparison of the Six Months Ended November 30, 2006 and Six Months Ended November 30, 2005.

In June 2005, we entered into an agreement with Intel Corporation licensing our intellectual property for a one-time payment of $10,000,000. The license revenue was recognized in the quarter ended August 31, 2005. During the six month period ended November 30, 2006 no such agreement was signed by the Company. In connection with entering into the agreement with Intel Corporation, we entered into an agreement with the co-owner of our patented technologies, through which we settled all legal disputes between us and agreed to jointly pursue others who have infringed upon our joint rights. Future licensing agreements for the use of the Company’s technology are being made through a joint venture entity that is accounted for in accordance with the equity method of accounting for investments and, accordingly, the financial results of the joint venture are being recorded in the Other Income section of the Company’s Condensed consolidated Statement of Operations. Product sales amounting to approximately $20,000 and $45,000 were also recorded in the six month periods ended November 30, 2005 and 2006, respectively, in connection with communications products that are no longer marketed by the Company. Inventory associated with the sales of these communications products is carried at zero value and cost of sales is therefore zero. Total revenues amounted to approximately $10,020,000 and $45,000 for the six months ended November 30, 2005 and 2006, respectively.

Research and development expenses decreased from approximately $198,000 for the six months ended November 30, 2005 to zero for the six months ended November 30, 2006. Presently, we do not expect to replace recently discontinued “in house” research and development operations. However, the Company may utilize consultants and other outsourced contractors for research and development activities in future periods.

Selling, general and administrative expenses increased from approximately $1,820,000 for the six months ended November 30, 2005 to approximately $4,469,000 for the six months ended November 30, 2006. Legal and accounting related expenses increased by approximately $791,000 for the six months ended November 30, 2006 compared with the six months ended November 30, 2005 related to legal and accounting matters in connection with the restatement of the Company’s financial statements for the fiscal years 2005, 2004, 2003 and 2002, as well as the quarterly reports for the periods ended August 31, 2005, November 30, 2005 and February 28, 2006. Legal expenses related to a dispute with a former executive officer as well as other legal proceedings involving the interests of a co-inventor of a portion of the Company’s technology and other legal matters contributed to the increase in legal expenses for the six months ended November 30, 2006. Salary costs and related expenses included non-cash expenses associated with the fair value of options granted during the period in accordance with SFAS No. 123(R). On June 5, 2006, 1,500,000 options were granted to the chief executive officer of the Company resulting in non-cash compensation expense amounting to approximately $1,527,000. On October 23, 2006, 230,000 options were granted to employees resulting in non-cash compensation expense of approximately $184,000. Additional non-cash compensation for the six months ended November 30, 2006 amounted to $59,000 for vesting of employee stock options in accordance with SFAS No 123(R). No such compensation expense was incurred for the six months ended November 30, 2005. Public and investor relations expenses increased by approximately $195,000 for the six months ended November 30, 2006 as compared with the six months ended November 30, 2005 as a result of a change in the Company’s public relations firm and one time contracts with investor relations consultants. Other salary expenses increased by approximately $95,000 for the six months ended November 30, 2006 as compared with the six months ended November 30, 2005 due to bonuses and 401(k) employer matching of which no such expense was incurred for the six months ended November 30, 2005. Insurance expenses increased by approximately $72,000 for the six months ended November 30, 2006 as compared with the six months ended November 30, 2005 primarily as a result of increased costs of directors and officers insurance coverage. Travel and related expenses increased approximately $13,000 for the six months ended November 30, 2006 as compared with the six months ended November 30, 2005 due to increased travel to attend various lawsuit mediations. Rent and occupancy expenses increased by approximately $11,000 for the six months ended November 30, 2006 as compared to the six months ended November 30, 2005 due to the fact that the Company is no longer amortizing rent payable on its old office space. Decreases in expenses were recorded for the six months ended November 30, 2006 as compared with the six months ended November 30, 2005 for patent enforcement expenses, marketing and for settlement expenses in connection with the termination of former executive officers in the approximate amounts of $81,000, $5,000 and $218,000, respectively.

Settlement and license expenses amounting to approximately $1,918,000 were recorded during the three months ended August 31, 2005 in connection with the agreements involving the formation of a joint venture and, separately, a license agreement with Intel Corporation. The expenses consisted of both cash and non-cash elements related to incremental, direct costs of completing the transactions. In connection with the transactions, it was necessary for the Company to obtain the consent of certain debenture and warrant holders. The necessary consents, together with certain warrants held by the debenture holders and the release of their security interests in our intellectual property, were obtained in exchange for cash, new warrants and repriced warrants. The expenses resulted primarily from cash payments to debt holders of approximately $1,300,000, to co-owners of various intellectual property assets of approximately $960,000 and to a committee of the Company’s board of directors of approximately $170,000. Non-cash expenses totaled approximately $82,000 and resulted primarily from the incremental value of the effect of repricing various warrants and granting other warrants in excess of the expense previously recognized for warrants granted to these security holders. Offsetting the non-cash expenses were non-cash benefits to the Company from the reconveyance of warrants, amounting to approximately $622,000. During the six months ended November 30, 2006, the Company recorded $6,300,000 of settlement and license expense relating to the mediation agreement with Fish. The amount consists of $3,000,000 to be paid in cash and 5,500,000 million shares of stock at an average price of $0.60 per share (Please see Note 8 for more information).

Other income and expenses for the Company for the six months ended November 30, 2006 included equity in the earnings of Phoenix Digital. The investment is accounted for in accordance with the equity method of accounting for investments. The Company’s investment in the joint venture for the six months ended November 30, 2006 provided income after expenses in the amount of approximately $18,745,000 resulting from licensing agreements for our intellectual property with Sony, Nikon, Seiko Epson, Pentax, Olympus, Kenwood and Agilent for one time payments. The Company’s investment in the joint venture provided net expenses amounting to approximately $720,000 for the six months ended November 30, 2005 as no license agreements had been signed through the end of that fiscal period. Total other income and expense for the six months ended November 30, 2006 amounted to net other income of approximately $19,052,000 compared with total other income and expense for the six months ended November 30, 2005 of net other income amounting to approximately $1,320,000. Changes in the fair value of warrant and derivative liabilities amounted to net other income for the six months ended November 30, 2005 of approximately $2,261,000 with no corresponding amount for the six months ended November 30, 2006 as all convertible debt had been retired in prior fiscal periods. Non-cash adjustments to interest expense for the six months ended November 30, 2005 amounted to expenses of approximately $311,000 resulting from amortization of debt discount in connection with convertible debentures that were outstanding during the six months ended November 30, 2005. Interest income and other income increased from approximately $94,000 for the six months ended November 30, 2005 to approximately $308,000 for the six months ended November 30, 2006 as interest bearing account balances increased from license revenues.

During the six months ended November 30, 2006, the Company recorded a provision for income taxes of $4,220,000 related to federal and California taxes. Also, during the six months ended November 30, 2005, and November 30, 2006, the Company utilized approximately $6,000,000 and $34,300,000, respectively, of its available federal net operating loss carry-forwards and approximately $6,000,000 and $16,700,000 of its available state net operating loss carryforwards to offset its taxable income arising in the respective quarters.

The Company recorded net income (as restated) for the six months ended November 30, 2005 of $7,404,211 compared with net income of $4,108,275 for the six months ended November 30, 2006.

Comparison of the Three Months Ended November 30, 2006 and Three Months Ended November 30, 2005.

In June 2005, we entered into an agreement with Intel Corporation licensing our intellectual property for a one-time payment of $10,000,000. The license revenue was recognized in the quarter ended August 31, 2005. During the three month period ended November 30, 2006 no such agreement was signed by the Company. In connection with entering into the agreement with Intel Corporation, we entered into an agreement with the co-owner of our patented technologies, through which we settled all legal disputes between us and agreed to jointly pursue others who have infringed upon our joint rights. Future licensing agreements for the use of the Company’s technology are being made through a joint venture entity that is accounted for in accordance with the equity method of accounting for investments and, accordingly, the financial results of the joint venture are being recorded in the Other Income section of the Company’s Condensed consolidated Statement of Operations. Product sales amounting to approximately $10,200 and $18,500 were also recorded in the three month periods ended November 30, 2005 and 2006, respectively, in connection with communications products that are no longer marketed by the Company. Inventory associated with the sales of these communications products is carried at zero value and cost of sales is therefore zero. Total revenues amounted to approximately $10,200 and $18,500 for the three months ended November 30, 2005 and 2006, respectively.

Research and development expenses decreased from approximately $110,000 for the three months ended November 30, 2005 to zero for the three months ended November 30, 2006. Presently, we do not expect to replace recently discontinued “in house” research and development operations. However, the Company may utilize consultants and other outsourced contractors for research and development activities in future periods.

Selling, general and administrative expenses increased from approximately $657,000 for the three months ended November 30, 2005 to approximately $1,736,000 for the three months ended November 30, 2006. Legal and accounting related expenses increased by approximately $586,000 for the three months ended November 30, 2006 compared with the three months ended November 30, 2005 related to legal and accounting matters in connection with the restatement of the Company’s financial statements for the fiscal years 2005, 2004, 2003 and 2002, as well as the quarterly reports for the periods ended August 31, 2005, November 30, 2005 and February 28, 2006. Legal expenses related to a dispute with a former executive officer as well as other legal proceedings involving the interests of a co-inventor of a portion of the Company’s technology and other legal matters contributed to the increase in legal expenses for the three months ended November 30, 2006. Salary costs and related expenses included non-cash expenses associated with the fair value of options granted during the period in accordance with SFAS No. 123(R). On October 23, 2006, 230,000 options were granted to employees resulting in non-cash compensation expense of approximately $184,000. Additional non-cash compensation for the three months ended November 30, 2006 amounted to $5,000 for vesting of employee stock options in accordance with SFAS 123(R). No such compensation expense was incurred for the three months ended November 30, 2005. Public and investor relations expenses increased by approximately $134,000 for the three months ended November 30, 2006 as compared with the three months ended November 30, 2005 as a result of a change in the Company’s public relations firm and one time contracts with investor relations consultants. Payments of Board of Director fees increased by approximately $80,000 for the three months ended November 30, 2006 as compared to the three months ended November 30, 2005 due to the initiation of monthly director payments in the third quarter of fiscal 2006. Consulting fees increased by approximately $68,000 for the three months ended November 30, 2006 as compared with the three months ended November 30, 2005 due to the contracting of extra personnel for the restatement of the Company’s financial statements and use of consultants to value the company’s patent portfolio. Other salaries and related expenses increased by approximately $40,000 for the three months ended November 30, 2006 as compared to the three months ended November 30, 2005 due to bonuses and 401(k) matching not occurring in the three months ended November 30, 2005. Insurance expenses increased by approximately $36,000 for the three months ended November 30, 2006 as compared with the three months ended November 30, 2005 primarily as a result of increased costs of directors and officers insurance coverage. Rent and occupancy expenses increased by approximately $11,000 for the three months ended November 30, 2006 as compared to the three months ended November 30, 2005 due to the fact that the Company is no longer amortizing rent payable on its old office space. Decreases in miscellaneous expenses of $68,000 for the three months ended November 30, 2006 as compared to the three months ended November 30, 2005 were due to one time charges in fiscal 2006 of $59,000 to record former employee settlement amounts and other sundry expenses.

During the three months ended November 30, 2006, the Company recorded $6,300,000 of settlement and license expense relating to the mediation agreement with Fish. The amount consists of $3,000,000 to be paid in cash and 5,500,000 million shares of stock at an average price of $0.60 per share (Please see Note 8 for more information).

Other income and expenses for the Company for the three months ended November 30, 2006 included equity in the earnings of Phoenix Digital. The investment is accounted for in accordance with the equity method of accounting for investments. The Company’s investment in the joint venture for the three months ended November 30, 2006 provided income after expenses in the amount of approximately $6,675,000 resulting from licensing agreements for our intellectual property with Olympus, Kenwood and Agilent for one time payments. The Company’s investment in the joint venture provided net expenses amounting to approximately $473,000 for the three months ended November 30, 2005 as no license agreements had been signed through the end of that fiscal period. Total other income and expense for the three months ended November 30, 2006 amounted to net other income of approximately $6,856,000 compared with total other income and expense for the three months ended November 30, 2005 of net other income amounting to approximately $656,000. Changes in the fair value of warrant and derivative liabilities amounted to net other income for the three months ended November 30, 2005 of approximately $1,181,000 with no corresponding amount for the three months ended November 30, 2006 as all convertible debt had been retired in prior fiscal periods. Non-cash adjustments to interest expense for the three months ended November 30, 2005 amounted to expenses of approximately $111,000 resulting from amortization of debt discount in connection with convertible debentures that were outstanding during the three months ended November 30, 2005. Interest income and other income increased from approximately $60,000 for the three months ended November 30, 2005 to approximately $181,000 for the three months ended November 30, 2006 as interest bearing account balances increased from license revenues.

The Company recorded a net loss (as restated) for the three months ended November 30, 2005 of $100,338 compared with a net loss of $1,881,998 for the three months ended November 30, 2006.

Liquidity and Capital Resources

The Company’s cash, marketable securities and short-term investment balances increased from approximately $7,503,000 as of May 31, 2006 to approximately $15,371,000 as of November 30, 2006. We also hold restricted cash in savings accounts amounting to approximately $100,000 as of May 31, 2006 and approximately $102,000 as of November 30, 2006. Total current assets increased from approximately $8,015,000 as of May 31, 2006 to approximately $15,714,000 as of November 30, 2006. Total current liabilities increased from approximately $1,244,000 as of May 31, 2006 to approximately $10,968,000 as of November 30, 2006.

During the six month periods that ended November 30, 2005 and November 30, 2006 the Company generated approximately net cash flows of $5,328,000 and $7,734,000, respectively. However, during recent years we have relied upon financing activities to provide the funds necessary for the Company's operations including sales of common stock, the issuance of convertible debentures and notes payable and related conversions and exercises of common stock warrants. We believe that the Company will be able to avoid such methods of financing operations for the foreseeable future.

During the six month period ended November 30, 2006 we repurchased 4,874,827 shares of our common stock at an aggregate cost of $4,024,395 through the Company’s stock repurchase program.

We believe the Company's current position as of November 30, 2006 will provide the funds necessary to support the Company's operations for the next 12 months.

A summary of our outstanding contractual obligations at November 30, 2006 is as follows:

Contractual Cash Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years

Operating lease - facilities	$216,975	$94,818	$122,157

Recent Accounting Pronouncements

On June 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of our fiscal year 2007. Our condensed consolidated financial statements as of and for the six months ended November 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our condensed consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As stock-based compensation expense recognized in the condensed consolidated statement of operations for the first quarter of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. We estimated forfeitures to be 5% of the options issued.

Stock-based compensation expense recognized under SFAS 123(R) for the six months ended November 30, 2006 was $1,773,427, determined by the Black-Scholes valuation model, and consisting of stock-based compensation expense related to employee and director stock options and also vesting of options previously granted. See Note 1 to the condensed consolidated financial statements for additional information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of November 30, 2006, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our report filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of November 30, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

Beatie and Osborne, LLP v. Patriot Scientific Corporation

Beatie and Osborne, LLP is a New York law firm that formerly represented the Company in the Inventorship Litigation and the Infringement Litigation. On March 8, 2005, Beatie and Osborne were disqualified by United States District Judge Jeremy Fogel in the Inventorship Litigation. Beatie and Osborne thereafter withdrew from the representation of the Company in the Infringement Litigation. Beatie and Osborne initiated litigation in the Supreme Court of New York on June 8, 2005 claiming breach of contract, quantum merit, and unjust enrichment and alleging claims against the Company, and former Company representatives, Jeffrey Wallin and Lowell Giffhorn, for fraud and interference with contractual relationship. Beatie and Osborne claimed a contingency fee under the terms of its contingency fee agreement with respect to licensing agreements entered into, and possibly with respect to license agreements to be entered into, by the Company. The Company caused a removal of the Beatie and Osborne lawsuit to the United States District Court for the Southern District of New York and moved to transfer the action to the Southern District of California. The transfer motion was denied on May 9, 2006, but Wallin and Giffhorn were ordered dismissed from the action at that time. The circumstances of the disqualification of Beatie and Osborne in the Inventorship Litigation and its withdrawal from the Infringement Litigation were claimed by the Company to have worked a forfeiture of any rights in Beatie and Osborne to a contingency fee of any kind. In July 2006, the Company and Beatie and Osborne reached a settlement agreement whereby the Company paid Beatie and Osborne $340,000 and Beatie and Osborne retained $96,000 of the Company's funds in its possession through a retainer account. This settled the case in full.

Patriot Scientific Corporation v. Russell Fish

On April 6, 2006, we filed a declaratory relief lawsuit against Russell Fish and The Fish Family Trust in the United States District Court for the Southern District of California. As a consequence of licensing agreements entered into by or on behalf of Patriot, by Patriot's previous management, Mr. Fish presented demands for payment by us under his July 2004 agreement related to the Inventorship Litigation. We contended that Mr. Fish had been paid all sums that may have been owed to him. Our action sought declaratory relief that no further sums were owed to Mr. Fish. Also, on April 6, 2006, Fish and, later, Robert Anderson, allegedly as trustee of The Fish Family Trust, filed a lawsuit against the Company in the District Court of Dallas County, Texas. The case was subsequently removed to the United States District Court for the Northern District of Texas. The lawsuit was based on an alleged breach of the contract entered into on July 27, 2004 and sought enforcement of the contract or damages. The California action was transferred to the Northern District of Texas. Mediation commenced on September 11, 2006. In December 2006, the Fish lawsuit was settled in principle through mediation. Settlement terms have not been finalized as of this filing date nor is there an executed settlement agreement in place. In light of the mediation and after consulting with counsel, we feel we are close to a settlement agreement even though there is no guarantee that that will take place nor is it enforceable until an agreement has been signed. As a result, during the six months ended November 30, 2006, the Company recorded $6,300,000 of settlement and license expense relating to the mediation agreement with Fish. The amount consists of $3,000,000 to be paid in cash and 5,500,000 million shares of stock at an average price of $0.60 per share. In addition to those terms, the mediation terms further provide the Company will pay Fish the equivalent of 4% of 50% of the next $100 million of gross license fees as they are collected by Phoenix Digital and as distributions are made to Patriot, after excluding the first $20 million collected by Phoenix Digital after December 1, 2006. Patriot's commitment to make payments to Fish related to such future license revenues will not exceed $2 million.

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

In February 2006, a license agreement was entered into with Fujitsu Corporation regarding the Company's patent portfolio, and in connection with that transaction, litigation involving Fujitsu and TPL and the Company in both California and Texas was dismissed. A Claims Construction Hearing has been scheduled with Fujitsu on May 3, 2007 in district court.

Item 1A. Risk Factors

We urge you to carefully consider the following discussion of risks as well as other information contained in this Form 10-Q. The following are what we believe to be all our material risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Patriot Has Reported Substantial Revenue In 2006 Which May Not Be Indicative Of Our Future Revenue Trends

During fiscal 2006 and the first two quarters of fiscal 2007, the Company entered into license agreements, directly and through our joint venture with Technology Properties Limited, that generated license revenues of approximately $70,000,000 on a consolidated basis. Because of the uncertain nature of the negotiations that lead to license revenues, we cannot predict the amount of future revenues from such agreements, or whether there will be future revenues from license agreements at all.

Patriot Is Dependent Upon A Joint Venture In Which It Is A Passive Partner For Substantially All Of Its Revenues

In June of 2005, we entered into a joint venture with Technology Properties Limited, pursuant to which Technology Properties Limited is responsible for the licensing and enforcement of Patriot’s microprocessor patent portfolio. This joint venture has been the source of virtually all of Patriot’s revenues since June of 2005. Therefore, in light of the absence of revenue from other sources, Patriot should be regarded as entirely dependent on the success or failure of the licensing and prosecution efforts of Technology Properties Limited on behalf of the joint venture. Sales of our microprocessor products have resulted in limited revenues. Our other product lines are no longer being actively marketed, and also generate only limited and sporadic sales.

Patriot’s Limited Sales And Marketing Capabilities Have Affected Our Revenue

We currently have limited marketing capabilities and may need to hire additional sales and marketing personnel. We may not be able to recruit, train, or retain qualified personnel to sell and market our products and may not be able to develop a successful sales and marketing strategy. We also have very limited marketing experience. Any marketing efforts undertaken by us may not be successful and may not result in any significant sales of our products.

Patriot May Experience Difficulties In The Completion Of Its Development Stage Products

Our technologies and products are in various stages of development. We do not currently have in-house development personnel, nor have we retained independent researchers. Therefore, our development stage products may not be completed on a timely basis or at all. Additionally, even if we do recommence our development activities, our development stage products may not be completed due to the inherent risks of new product and technology development, limitations on financing, competition, obsolescence, the absence or loss of key personnel and other factors. Although we have licensed some of our technology at its current stage of development, we may not continue to be able to do so and any revenues generated from licensing may not be sufficient to support operations at their current level. Also, unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or in a determination that further development is not feasible.

Patriot Is Currently Involved In Settling A Legal Dispute Which Could Impact Our Future Results Of Operations And Working Capital Position

The Company was sued by a co-inventor of our patent portfolio technology relating to proceeds we received under our recently signed license agreements. In December 2006, the lawsuit was settled through mediation and as of the date of this filing, the settlement terms have not been finalized. The Company has accrued an additional amount of $6,300,000 consisting of potential cash and stock settlements relating to the mediation agreement. The cost of resolving this matter may impact our future cash flow availability.

A Successful Challenge To The Proprietary Nature Of Our Intellectual Property Would Have A Significant And Adverse Effect On Us

A successful challenge to our ownership of our technology or the proprietary nature of our intellectual property would materially damage our business prospects. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have eight U.S. patents, one European patent, and one Japanese patent issued. Any issued patent may be challenged and invalidated. Patents may not issue from any of our pending applications. Any claims allowed from existing or pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents.

Vigorous protection and pursuit of intellectual property rights or positions characterize the fiercely competitive semiconductor industry, which has resulted in significant and often protracted and expensive litigation. Therefore, our competitors and others may assert that our technologies or products infringe on their patents or proprietary rights. Persons we believe are infringing our patents are vigorously defending their actions and have asserted that our patents are invalid. Problems with patents or other rights could increase the cost of our products or delay, preclude new product development and commercialization by us, and limit future license revenue. If infringement claims against us are deemed valid or if our infringement claims are successfully opposed, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions or to defend against infringement claims.

If A Large Number Of Patriot Shares Are Sold All At Once Or In Blocks, The Market Price Of Our Shares Would Most Likely Decline

Our warrant holders are not restricted in the price at which they can sell common stock acquired through the exercise of warrants. Shares sold at a price below the current market price at which the common stock is trading may cause the market price to decline. The shares of common stock that are issuable on the exercise of our warrants represent a significant portion of our fully-diluted capitalization.

The Market For Patriot’s Stock Is Subject To Rules Relating To Low-Priced Stock (“Penny Stock”) Which May Limit Our Ability To Raise Capital

Our common stock is currently listed for trading in the NASD Over-The-Counter Bulletin Board Market and is subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In general, the penny stock rules apply to non-NASDAQ or non-national stock exchange companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” on behalf of persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document, quote information, broker’s commission information and rights and remedies available to investors in penny stocks. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules, and as a result, the number of broker-dealers willing to act as market makers in such securities is limited. The “penny stock rules,” therefore, may have an adverse impact on the market for our common stock and may affect our ability to raise additional capital if we decide to do so.

Our Share Price Could Decline As A Result Of Short Sales

The downward pressure on the price of our common stock as our warrant holders exercise their warrants and sell material amounts of common stock could encourage short sales by the warrant holders or others. When an investor sells stock that he does not own, it is known as a short sale. The seller, anticipating that the price of the stock will go down, intends to buy stock to cover his sale at a later date. If the price of the stock goes down, the seller will profit to the extent of the difference between the price at which he originally sold it less his later purchase price. Short sales enable the seller to profit in a down market. Short sales could place significant downward pressure on the price of our common stock.

Our Future Success Depends In Significant Part Upon The Continued Services Of Our Key Senior Management

Our future success depends in significant part upon the continued services of our key senior management personnel. The competition for highly qualified personnel is intense, and we may not be able to retain our key managerial employees or attract and retain additional highly qualified technical and managerial personnel in the future. None of our employees is represented by a labor union, and we consider our relations with our employees to be good. None of our employees is covered by key man life insurance policies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2006 the Company’s Board of Directors authorized a stock repurchase program. We commenced the program in July 2006 and plan to repurchase outstanding shares of our common stock on the open market from time to time. As part of the program, we purchased 4,874,827 shares of our common stock at an aggregate cost of $4,024,395 during the six months ended November 30, 2006.

Following is a summary of all repurchases by the Company of its common stock during the six month period ended November 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
June 1 - 30, 2006	—	$—	—
July 1 - 31, 2006	2,075,003	$0.89	2,075,003
August 1 - 31, 2006	—	$—	—
September 1 - 30, 2006	1,199,824	$0.78	1,199,824
October 1 - 31, 2006	1,000,000	$0.80	1,000,000
November 1 - 30, 2006	600,000	$0.75	600,000
Total	4,874,827	$0.83	4,874,827

Issuance of Common Stock

During the six months ended November 30, 2006, investors exercised warrants to purchase 272,500 shares of common stock for proceeds of $72,250 and investors exercised warrants of 22,732,380 to purchase 22,459,880 shares of common stock on a cashless basis.

During the six months ended November 30, 2006, directors exercised stock options to purchase 265,000 shares of common stock for proceeds of $25,600.

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

Exhibit No.	Document

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

10.23	Purchase Agreement dated June 29, 2000 between the Company and 4S 37/38, LLC incorporated by reference to Exhibit 10.23 to Form 10-KSB for the fiscal year ended May 31, 2000*

Exhibit No.	Document

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

10.37	Employment Agreement dated September 1, 2004 between the Company and Lowell W. Giffhorn incorporated by reference to Exhibit 10.37 to Registration Statement on Form SB-2 filed February 2, 2005*

10.38	IGNITE License Agreement with Advanced Micro Devices, Inc., dated February 21, 2005, incorporated by reference to Exhibit 10.38 to Form 10-KSB for the fiscal year ended May 31, 2006*

10.39	Patent Portfolio License Agreement with Advanced Micro Devices, Inc., dated February 21, 2005, incorporated by reference to Exhibit 10.39 to Form 10-KSB for the fiscal year ended May 31, 2006*

Exhibit No.	Document

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

99.5	Press Release of the Company dated November 4, 1996 incorporated by reference to Exhibit 99.5 to Form 8-K filed January 9, 1997*

99.6	Form of Incentive Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8 filed March 26, 2001*

99.7	Form of Non-Qualified Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.7 to Registration Statement on Form S-8 filed March 26, 2001*

99.8	Form of Incentive Stock Option Agreement to the Company’s 2003 Stock Option Plan incorporated by reference to Exhibit 99.8 to Registration Statement on Form S-8 filed September 4, 2003*

99.9	Form of Non-Qualified Stock Option Agreement to the Company’s 2003 Stock Option Plan incorporated by reference to Exhibit 99.9 to Registration Statement on Form S-8 filed September 4, 2003*
*	Previously filed in indicated registration statement or report.

**	Exhibit filed herewith this Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: January 16, 2007	PATRIOT SCIENTIFIC CORPORATION /S/ DAVID H. POHL ____________________________ David H. Pohl Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ DAVID H. POHL ______________________ David H. Pohl	President, Chief Executive Officer, and Director	January 16, 2007
/S/ THOMAS J. SWEENEY ______________________ Thomas J. Sweeney	Chief Financial Officer and Principal Accounting Officer	January 16, 2007
/S/ CARLTON M. JOHNSON ______________________ Carlton M. Johnson	Director	January 16, 2007
/S/ GLORIA H. FELCYN ______________________ Gloria H. Felcyn	Director	January 16, 2007
/S/ HELMUT FALK, JR. ______________________ Helmut Falk, Jr.	Director	January 16, 2007
/S/ JAMES L. TURLEY ______________________ James L. Turley	Director	January 16, 2007