Form 10-Q
period 2007-02-28
PATRIOT SCIENTIFIC CORP
filed 2007-04-20
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the transition period from ___________ to ____________

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [X]

On April 18, 2007, 390,092,696 shares of common stock, par value $0.00001 per share (the issuer’s only class of voting stock) were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of February 28, 2007 (unaudited) and May 31, 2006	3
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2007 and 2006	4
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2007 and 2006	5-6
Notes to Unaudited Condensed Consolidated Financial Statements	7-27
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-37
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	37
ITEM 4. Controls and Procedures	37
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	38-39
ITEM 1A. Risk Factors	39-41
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	41-42
ITEM 3. Defaults Upon Senior Securities	42
ITEM 4. Submission of Matters to a Vote of Security Holders	42
ITEM 5. Other Information	42
ITEM 6. Exhibits	42-49

SIGNATURES

PART I- FINANCIAL INFORMATION

Item 1.   Financial Statements

Patriot Scientific Corporation
Condensed Consolidated Balance Sheets

	February 28, 2007	May 31, 2006
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$15,388,002	$3,984,240
Restricted cash and cash equivalents	102,220	100,320
Marketable securities and short term investments	3,614,992	3,518,879
Accounts receivable	16,786	4,113
Prepaid income taxes	1,081,627	-
Deferred tax assets	2,380,925	-
Prepaid expenses and other current assets	171,778	407,418

Total current assets	22,756,330	8,014,970

Property and equipment, net	54,281	64,006

Other assets	8,190	8,190

Investments in affiliated companies	5,304,628	3,952,914

Patents and trademarks, net of accumulated amortization of $601,304 and $584,387	14,670	31,587
	$28,138,099	$12,071,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$348,423	$695,323
Accrued expenses and other	376,533	154,730
Accrued contingency fee payable	-	394,063
Accrued settlement fee payable	3,000,000	-

Total current liabilities	3,724,956	1,244,116

Deferred tax liabilities	4,828,063	-

Total liabilities	8,553,019	1,244,116

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $0.00001 par value: 500,000,000 shares authorized: 389,447,145 shares issued and 378,668,118 shares outstanding at February 28, 2007 and 366,199,765 shares issued and outstanding at May 31, 2006	3,894	3,661
Additional paid-in capital	72,025,107	69,551,981
Accumulated deficit	(45,002,257)	(58,728,091)
Common stock held in treasury, at cost -10,779,027 shares and no shares as of February 28, 2007 and May 31, 2006, respectively	(7,441,664)	-
Total stockholders’ equity	19,585,080	10,827,551

	$28,138,099	$12,071,667

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
		(As restated, see Note 2)		(As restated, see Note 2)
Revenues:
Licenses and royalties	$-	$-	$-	$10,000,000
Other	22,175	276,800	67,050	297,072
	22,175	276,800	67,050	10,297,072

Cost of goods sold	-	103,351	-	103,351

Gross profit	22,175	173,449	67,050	10,193,721

Operating expenses:
Research and development	-	27,304	-	225,564
Selling, general and administrative	1,445,857	697,455	5,914,803	2,517,189
Settlement and license expense	304,337	-	6,604,337	1,918,054
Total operating expenses	1,750,194	724,759	12,519,140	4,660,807
Operating income (loss)	(1,728,019)	(551,310)	(12,452,090)	5,532,914

Other income (expense):
Unrealized loss on marketable securities	-	(64)	-	(1,201)
Interest and other income	191,437	78,089	499,335	171,737
Loss on extinguishment of debt	-	(445,427)	-	(445,427)
Loss on sale of assets	-	-	(543)	-
Interest expense	-	(202,810)	-	(516,324)
Change in fair value of warrant and derivative liabilities	-	(4,717,891)	-	(2,456,736)
Equity in earnings of affiliated company	11,656,603	29,327,829	30,401,594	28,607,664
Impairment of note receivable	(339,551)	-	(339,551)	-
Total other income, net	11,508,489	24,039,726	30,560,835	25,359,713

Income before income taxes	9,780,470	23,488,416	18,108,745	30,892,627

Provision for income taxes	162,911	-	4,382,911	-

Net income	$9,617,559	$23,488,416	$13,725,834	$30,892,627

Basic income per common share	$0.03	$0.08	$0.04	$0.10

Diluted income per common share	$0.02	$0.06	$0.03	$0.08

Weighted average number of common shares outstanding-basic	381,031,577	307,933,709	374,711,954	300,839,387

Weighted average number of common shares outstanding-diluted	410,747,949	404,508,397	416,327,140	397,730,530

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	February 28, 2007	February 28, 2006
		(As restated, see Note 2)
Operating activities:
Net income	$13,725,834	$30,892,627
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	31,927	44,584
Non-cash interest expense related to convertible debentures, notes payable and warrants	-	412,879
Expense related to extension of expiration date of stock options	324	125,000
Net gain related to warrant re-pricing, reconveyance and issuance	-	(538,208)
Loss on extinguishment of debt	-	445,427
Non-cash compensation relating to issuance and vesting of stock options and vesting of warrants	2,359,035	-
Accrued interest income added to investments	(1,900)	(19,469)
Equity in earnings of affiliated company	(30,401,594)	(28,607,664)
Impairment of note receivable	339,551	-
Unrealized loss on marketable securities	-	1,201
Loss on disposal of fixed assets	543	-
Issuance of stock	-	207,869
Change in fair value of warrant and derivative liabilities	-	2,456,736
Deferred taxes	2,447,138	-
Changes in operating assets and liabilities:
Accounts receivable	(12,673)	(27,496)
Prepaid expenses and other assets	235,640	34,266
Prepaid income taxes	(1,081,627)	-
Licenses receivable	-	1,500,000
Accounts payable and accrued expenses	(125,097)	48,321
Accrued contested fee payable	(394,063)	-
Accrued settlement fee payable	3,000,000	-
Net cash provided by (used in) operating activities	(9,876,962)	6,976,073

Investing activities:
Purchases of marketable securities	(7,537,777)	(4,327,786)
Proceeds from sales of marketable securities	7,441,664	862,209
Purchases of property and equipment	(5,828)	(56,126)
Purchases of restricted investments	-	(50,000)
Payment for security deposit	-	(8,190)
Proceeds from sale of restricted investments	-	203,210
Investment in affiliated company	(120,000)	(2,000,000)
Issuance of note receivable	(589,551)	-
Distributions from affiliated company	29,419,880	10,115,574
Net cash provided by investing activities	28,608,388	4,738,891

Financing activities:
Principal payments on secured notes payable	-	(100,000)
Payments on capital lease obligations	-	(2,306)
Proceeds from exercise of common stock warrants and options	114,000	678,994
Repurchase of warrants	-	(252,420)
Repurchase of common stock for treasury	(7,441,664)	-
Net cash provided by (used in) financing activities	(7,327,664)	324,268

Net increase in cash and cash equivalents	11,403,762	12,039,232
Cash and cash equivalents, beginning of period	3,984,240	591,426
Cash and cash equivalents, end of period	$15,388,002	$12,630,658

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$-	$2,843
Cash payments for income taxes	$3,017,400	$-

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)

	Nine months ended
	February 28, 2007	February 28, 2006

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividend declared but not paid	$-	$8,114,378
Convertible debentures, notes payable and accrued interest exchanged for common stock	$-	$999,037
Reclassification of derivative liabilities associated with debt conversions and warrant exercises	$-	$5,021,353
Reclassification of warrant and derivative liabilities at settlement date	$-	$6,743,935
Cashless exercise of warrants	$225	$260
Fair market value of assets received in collection of note receivable and subsequently contributed for preferred stock of affiliate	$250,000	$-

See accompanying notes to unaudited condensed consolidated financial statements

Patriot ScientificCorporation
Notes to Unaudited Condensed Consolidated Financial Statements

1.   Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements of Patriot Scientific Corporation (the “Company”, “we”, “us” or “our”) presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included the Company’s annual report on Form 10-KSB for the fiscal year ended May 31, 2006.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods. Operating results for the nine month period ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.

Reclassifications
Certain reclassifications have been made to the 2006 financial statements in order for them to conform to the 2007 presentation. Such reclassifications have no impact on the Company’s financial position or results of operations.

Investments in Affiliated Companies
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

The Company owns 100% of the preferred stock of Scripps Secured Data, Inc. (“SSDI”) (see Note 5). This investment is accounted for at cost since the Company does not have the ability to exercise significant influence over the operating and financial policies of SSDI.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Derivative Financial Instruments, continued

During the three month periods ended February 28, 2007 and 2006, the Company recognized other expense of $0 and $4,717,891, respectively, related to recording the warrant and derivative liabilities at fair value. During the nine month periods ended February 28, 2007 and 2006, the Company recognized other expense of $0 and $2,456,736, respectively, related to recording the warrant and derivative liabilities at fair value. At February 28, 2007, there are no derivative liabilities since the related variable debt instruments were settled in full during fiscal 2006. At the settlement date, the remaining warrant liabilities with a value of approximately $6,744,000 were reclassified to additional paid-in capital.

The Company’s derivative instruments were valued using a Monte Carlo simulation model incorporating the instruments’ multiple reset dates. The following assumptions were used for valuing the embedded derivatives during the nine month period ended February 28, 2006:

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

Net Income Per Share
The Company applies SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. For the three and nine months ended February 28, 2007, shares of 3,495,000 and 330,000, respectively, related to the Company’s outstanding warrants and options were not included in the calculation of diluted income per share as they had an anti-dilutive effect. For the three and nine months ended February 28, 2006, 375,000 and 1,925,000 potentially dilutive common shares, respectively, related to the Company’s outstanding warrants and options were not included in the calculation of diluted income per share as they had an anti-dilutive effect.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Net Income Per Share, continued
	Three Months Ended February 28, 2007
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$9,617,559	381,031,577	$0.03
Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	29,716,372
Income available to common stockholders	$9,617,559	410,747,949	$0.02

	Three Months Ended February 28, 2006 As restated (See Note 2)
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$23,488,416	307,933,709	$0.08
Diluted EPS:
Convertible debentures interest	12,640
Effect of dilutive securities:
Convertible debentures	-	20,557,895
Options and warrants	-	76,016,793
Income available to common stockholders	$23,501,056	404,508,397	$0.06

	Nine Months Ended February 28, 2007
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$13,725,834	374,711,954	$0.04
Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	41,615,186
Income available to common stockholders	$13,725,834	416,327,140	$0.03

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Net Income Per Share, continued

	Nine Months Ended February 28, 2006 As restated (See Note 2)
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$30,892,627	300,839,387	$0.10
Diluted EPS:
Convertible debentures interest	42,716
Effect of dilutive securities:
Convertible debentures	-	22,179,305
Options and warrants	-	74,711,838
Income available to common stockholders	$30,935,343	397,730,530	$0.08

Stock-Based Compensation

Change in Accounting Principle

Effective June 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, for the period beginning June 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock Based Compensation.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s condensed consolidated financial statements as of and for the nine months ended February 28, 2007 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no employee stock-based compensation expense had been recognized in the

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation, continued

Company’s condensed consolidated statements of operations, other than as related to option grants to employees and directors below the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the nine months ended February 28, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of May 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to May 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statement of operations for the nine months ended February 28, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the nine months ended February 28, 2007, of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated pricing term of option grants for the nine months ended February 28, 2007 was five years. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

Summary of Assumptions and Activity

The following table illustrates the effect on net income and net income per share for the three and nine months ended February 28, 2006 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black-Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period:

	Three Months Ended	Nine Months Ended
	February 28, 2006 (Unaudited)	February 28, 2006 (Unaudited)
	(As restated see Note 2)	(As restated see Note 2)

Net income - as reported	$23,488,416	$30,892,627

Add: Share-based employee compensation included in net income, net of tax effects	-	-

Deduct: Share-based employee compensation expense determined under fair value method, net of tax effects	28,028	210,278

Net income - pro forma	$23,460,388	$30,682,349

Net income per common share - as reported
Basic	$0.08	$0.10
Diluted	$0.06	$0.08

Net income per common share - pro forma
Basic	$0.08	$0.10
Diluted	$0.06	$0.08

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation, continued

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three and nine months ended February 28, 2007 and 2006 is based on the historical volatilities of the Company’s common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	February 28, 2007 (Unaudited)	February 28, 2007 (Unaudited)	February 28, 2006 (Unaudited)	February 28, 2006 (Unaudited)

Expected term	5 years	5 years	5 yrs	5 years
Expected volatility	146%	146 - 156%	115%	115 - 128%
Risk-free interest rate	4.78%	4.78 - 5.00%	4.59%	3.72 - 4.59%
Expected dividends	-	-	-	-

A summary of option activity as of February 28, 2007 and changes during the nine months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at June 1, 2006	5,460,000	$0.34
Options granted	2,800,000	$0.39
Options exercised	(515,000)	$0.08
Options expired	(500,000)	$0.09

Options outstanding and exercisable at February 28, 2007	7,245,000	$0.40	3.21	$2,085,200

The aggregate intrinsic value set forth in the above table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $0.67 as of February 28, 2007, and assumes all optionees had exercised their options as of that date.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation, continued

The weighted average grant date fair value of options granted during the nine months ended February 28, 2007 was $0.91 per option. The total intrinsic value of options exercised during the nine months ended February 28, 2007 was $290,100.

As of February 28, 2007, there was no unrecognized compensation cost related to employee and director stock option compensation arrangements. The total fair value of shares vested during the nine months ended February 28, 2007 was approximately $2,356,000.

As a result of adopting SFAS No. 123(R) on June 1, 2006, the Company’s income before provision for income taxes and net income for the three months ended February 28, 2007 was approximately $586,000 and $352,000 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. The Company’s income before income taxes and net income for the nine months ended February 28, 2007 was approximately $886,000 and $532,000 lower than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted net income per share for the three and nine months ended February 28, 2007 were not affected by the adoption of SFAS No. 123(R).

The following table summarizes employee stock-based compensation expense related to stock options under SFAS No. 123(R) for the three and nine months ended February 28, 2007, which was allocated as follows:

	Three Months Ended	Nine Months Ended
	February 28, 2007	February 28, 2007
Employee stock-based compensation expense included in:
Selling, general and administrative	$586,000	$2,356,000

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals and expands disclosures about fair value measurements.  The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements.  The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.  Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements.  The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company expects to adopt SFAS No. 157 on June 1, 2008.  The Company is in the process of evaluating the provisions of the statement, but does not anticipate that the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated financial statements.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements , continued

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements . SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

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

The following tables present a summary of the effects of the restatement adjustments on the Company's condensed consolidated statements of operations and cash flows for the three and nine month periods ended February 28, 2006:

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements, continued

	Condensed Consolidated Statement of Operations
Three months ended February 28, 2006	As Previously Reported	Adjustments	As Restated
Revenue - licenses and royalties	$60,000,000	$(60,000,000)	$-
Total revenue	$60,276,800	$(60,000,000)	$276,800
Gross profit	$60,173,449	$(60,000,000)	$173,449
Selling , general and administrative expense	$2,093,604	$(1,396,149)	$697,455
Total operating expense	$2,120,908	$(1,396,149)	$724,759
Operating income (expense)	$58,052,541	$(58,603,851)	$(551,310)
Other income	$129,896	$(51,807)	$78,089
Interest expense	$(868,121)	$665,311	$(202,810)
Loss on extinguishment of debt	$(1,260,688)	$815,261	$(445,427)
Change in fair value of warrant and
derivative liabilities	$-	$(4,717,891)	$(4,717,891)
Equity in earnings of affiliated company	$-	$29,327,829	$29,327,829
Total other income (expense)	$(1,998,977)	$26,038,703	$24,039,726
Income before minority interest in income of
consolidated entity and income taxes	$56,053,564	$(32,565,148)	$23,488,416
Minority interest in loss of consolidated entity	$(29,327,829)	$29,327,829	$-
Income before income taxes	$26,725,735	$(3,237,319)	$23,488,416
Provision for income taxes	$(1,840,000)	$1,840,000	$-
Net income	$24,885,735	$(1,397,319)	$23,488,416
INCOME PER COMMON SHARE:
Basic	$0.08	$-	$0.08
Diluted	$0.06	$-	$0.06

	Condensed Consolidated Statement of Operations
Nine months ended February 28, 2006	As Previously Reported	Adjustments	As Restated
Revenue - licenses and royalties	$70,000,000	$(60,000,000)	$10,000,000
Total revenue	$70,297,072	$(60,000,000)	$10,297,072
Gross profit	$70,193,721	$(60,000,000)	$10,193,721
Selling , general and administrative expense	$5,393,015	$(2,875,826)	$2,517,189
Settlement and license expense	$3,855,132	$(1,937,078)	$1,918,054
Total operating expense	$9,473,711	$(4,812,904)	$4,660,807
Operating income	$60,720,010	$(55,187,096)	$5,532,914
Other income	$264,271	$(92,534)	$171,737
Interest expense	$(1,181,635)	$665,311	$(516,324)
Loss on extinguishment of debt	$(1,260,688)	$815,261	$(445,427)
Change in fair value of warrant and
derivative liabilities	$-	$(2,456,736)	$(2,456,736)
Equity in earnings of affiliated company	$-	$28,607,664	$28,607,664
Total other income (expense)	$(2,179,253)	$27,538,966	$25,359,713
Income before minority interest in income of
consolidated entity and income taxes	$58,540,757	$(27,648,130)	$30,892,627
Minority interest in loss of consolidated entity	$(28,607,664)	$28,607,664	$-
Income before income taxes	$29,933,093	$959,534	$30,892,627

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements, continued

Condensed Consolidated Statement of Operations
Nine months ended February 28, 2006	As Previously Reported	Adjustments	As Restated

Provision for income taxes	$(1,880,000)	$1,880,000	$-
Net income	$28,053,093	$2,839,534	$30,892,627
INCOME PER COMMON SHARE:
Basic	$0.09	$0.01	$0.10
Diluted	$0.07	$0.01	$0.08

	Condensed Consolidated Statement of Cash Flows
Nine months ended February 28, 2006	As Previously Reported	Adjustments	As Restated
Net income	$28,053,093	$2,839,534	$30,892,627
Equity in earnings of affiliated company	$-	$(28,607,664)	$(28,607,664)
Change in fair value of warrant and
derivative liabilities	$-	$2,456,736	$2,456,736
Net gain related to warrant re-pricing, reconveyance
and issuance	$-	$(538,208)	$(538,208)
Loss on extinguishment of debt	$1,260,688	$(815,261)	$445,427
Non-cash compensation related to issuance of stock
options and vesting of warrants	$150,013	$(150,013)	$-
Common stock issued for services and other	$-	$207,869	$207,869
Non-cash interest expense related to convertible
debentures, notes payable and warrants	$1,136,047	$(723,168)	$412,879
Expense related to warrant repricing and issuance	$1,522,492	$(1,522,492)	$-
Expense related to extension of expiration date of
stock options	$-	$125,000	$125,000
Income of consolidated entity allocated to minority
interest	$28,607,664	$(28,607,664)	$-
Changes in licenses receivable	$(32,100,000)	$33,600,000	$1,500,000
Changes in accounts payable and accrued liabilities	$2,060,510	$(2,012,189)	$48,321

	Condensed Consolidated Statement of Cash Flows
Nine months ended February 28, 2006	As Previously Reported	Adjustments	As Restated
Net cash provided by operations	$30,723,593	$(23,747,520)	$6,976,073
Investment in affiliated company	$-	$(2,000,000)	$(2,000,000)
Distributions from affiliated company	$-	$10,115,574	$10,115,574
Net cash (used in) provided by investing activities	$(3,376,683)	$8,115,574	$4,738,891
Minority interest investment in consolidated entity	$2,000,000	$(2,000,000)	$-
Distributions of joint venture partner	$(9,783,985)	$9,783,985	$-
Net cash (used in) provided by financing activities	$(7,459,717)	$7,783,985	$324,268
Net increase in cash and cash equivalents	$19,887,193	$(7,847,961)	$12,039,232
Cash and cash equivalents, end of period	$20,478,619	$(7,847,961)	$12,630,658

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

3.  License Agreements

In February 2005, the Company entered into two separate licensing agreements with one customer for the Company’s patent portfolio and Ignite microprocessor technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for maintenance services. Maintenance under the agreement is expected to be provided over a period not to exceed four years. Maintenance revenue recognized during the three months ended August 31, 2006 was $6,250. The payment terms of the agreements required aggregate payments of $300,000 at the time of execution, three quarterly payments of $750,000 each on April 1, August 15, and November 15, 2005 and one final payment of $500,000 on February 15, 2006. The $500,000 payment due on February 15, 2006 was paid in March 2006. Total payments received in fiscal 2005 amounted to $1,050,000 and total payments received in fiscal 2006 amounted to $2,000,000. The agreements also provide for the future payment of royalties to the Company based on sales of product using the Ignite licensed technology. In connection with this license agreement, the Company became obligated to the former co-inventor of the patent portfolio technology for $207,600 pursuant to a July 2004 agreement under which the Company was obligated to pay a percentage of licensing proceeds to the co-inventor. The amount due was payable in four installments of $51,900. The co-inventor of the patent portfolio technology filed a lawsuit against the Company seeking damages and/or enforcement of a 2004 agreement (see Note 8). On February 14, 2007, a settlement of the litigation was finalized. Terms of the settlement require the Company to pay $3,400,000 in cash on February 14, 2007 and $3,000,000 on May 1, 2007, make a donation of $15,000 on February 14, 2007 on behalf of Russell H. Fish III to Maasai Power and Education Project, Inc., and pay Fish the equivalent of 4% of 50% of the next $100 million of gross license fees as they are collected by Phoenix Digital and as distributions are made to Patriot, after excluding the first $20 million collected by Phoenix Digital after December 1, 2006. Patriot's commitment to make payments to Fish related to such future license revenues will not exceed $2 million. At February 28, 2007, the Company has accrued the May 1, 2007 payment of $3,000,000 as a settlement fee payable. A liability for gross license fees due of approximately $244,000 is included in accrued expenses at February 28, 2007. During the three and nine month periods ended February 28, 2007, the Company recorded approximately $304,000 and $6,604,000 related to settlement and license expenses.

4.  Note Receivable

On November 22, 2006, Patriot Scientific Corporation (the “Company”) entered into a Revolving Line of Credit Facility Agreement (the “Line of Credit Agreement”) with Holocom Networks (“Holocom”) which provided for borrowings of up to $700,000 under a revolving line of credit extended by the Company to Holocom. On November 22, 2006, the Company advanced Holocom $350,000 and further advanced an additional $230,000 during the three months ended February 28, 2007. Borrowings under the Line of Credit Agreement were used by Holocom for its operating cash flow needs. The borrowings bore interest at the prime rate, as announced by Bank of America, plus 2% per annum, and interest-only payments were due monthly. Pursuant to the terms of the Line of Credit Agreement, all unpaid principal and accrued and unpaid interest was due February 22, 2007. Borrowings under the Line of Credit Agreement were collateralized by substantially all of the assets of Holocom.

During the quarter ended February 28, 2007, the Company determined that the outstanding borrowings under the Line of Credit Agreement of $589,551, which included accrued interest and late fees of $9,551, were uncollectible as Holocom was unable to make the required interest payments. As a result, the Company foreclosed on the assets of Holocom. At the foreclosure sale, the Company acquired the patents, trademarks, equipment, inventory, and certain other collateral of Holocom pursuant to the terms of a Security Agreement entered into between the Company and Holocom in connection with the Line of Credit Agreement.

The Company originally accounted for its loan receivable, and related accrued interest, due from Holocom at cost. In accordance with SFAS No. 114, Accounting by Creditors for Impairments of a Loan, based on current information and events, the Company determined that it was unable to collect all amounts due from Holocom according to the contractual terms of the Line of Credit Agreement. As a result, the Company determined that the loan receivable was impaired. Accordingly, the Company recorded an impairment loss of $339,551 during the three months ended February 28, 2007. The impairment loss was determined based on an independent valuation of the assets of Holocom acquired in the foreclosure sale and management’s analysis of the fair value of such assets at time of acquisition.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Note Receivable, continued

The fair value of the assets acquired in foreclosure of $250,000 was contributed to a newly formed entity, Scripps Secured Data, Inc. (“SSDI”), which will manufacture, market, and sell the former raceway product line previously sold by Holocom (see Note 5).

5.  Investments in Affiliated Companies/License Agreement

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

The Company and TPL each own 50% of the membership interests of Phoenix Digital, and each have the right to appoint one member of the three-member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, the Company and TPL agreed to establish a working capital fund for Phoenix Digital of $4,000,000, of which the Company’s contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. The Company and TPL are obligated to fund future working capital requirements at the discretion of the management committee of Phoenix Digital in order to maintain working capital of not more than $8,000,000. Neither the Company nor TPL is required to contribute more than $2,000,000 in any fiscal year. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement. Phoenix Digital has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of Phoenix Digital) for supporting efforts to secure licensing agreements by the other member on behalf of Phoenix Digital. During the nine months ended February 28, 2006 and 2007, Phoenix Digital paid $500,000 and $2,934,075, respectively, to TPL pursuant to this commitment.

The Company is accounting for its investment in Phoenix Digital under the equity method of accounting, and accordingly has recorded its 50% share of Phoenix Digital’s net income of $30,401,594 during the nine months ended February 28, 2007 as an increase in its investment. Cash distributions of $29,419,880 received from Phoenix Digital during the nine months ended February 28, 2007 have been recorded as a reduction in the Company’s investment. The Company’s investment in Phoenix Digital is $4,934,628 at February 28, 2007 and has been recorded as “Investment in Affiliated Company”. The Company has recorded its 50% share of Phoenix Digital’s net income as “Equity in Earnings of Affiliated Company” in the accompanying condensed consolidated statements of operations for the three and nine months ended February 28, 2007 and 2006.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Companies/License Agreement, continued

The Company also granted new warrants and agreed to re-price other outstanding warrants in order to obtain the necessary approvals from certain security interest holders as well as to obtain the release of their security interests in the Company’s intellectual property, and to finalize the LLC Agreement. The Company granted a warrant to TPL to acquire up to 3,500,000 shares of the Company’s common stock at a per share price of $0.125. The warrant has a term of seven years. At the date of grant, the right to acquire 1,400,000 common shares vested. The right to acquire the remaining 2,100,000 shares will vest in 700,000 increments only upon the Company’s common stock attaining a per share stock price of $0.50, $0.75 and $1.00. On February 21, 2006, February 22, 2006 and March 1, 2006 the rights to acquire the remaining 700,000 share increments vested as the Company’s stock price reached $0.50, $0.75 and $1.00, respectively. As additional consideration to the warrant holders for providing approval for the transaction, the Company agreed to reset the per share exercise price of approximately 35,000,000 warrants to $0.015 for which the warrant holders also conveyed other warrants to acquire 12,000,000 shares back to the Company. Further, the Company issued additional warrants to acquire approximately 290,000 shares of the Company’s common stock at a per share price of $0.03. The warrants issued and re-priced were valued using a Monte Carlo simulation model and the following assumptions: volatility of 101% to 229%, no dividends, risk-free interest rates of approximately 3.5% to 5.1%, and contractual terms ranging from two to seven years. The fair value of the warrants issued and re-priced in excess of previously recorded expense was approximately $83,000 and the fair value of the re-conveyed warrants was approximately $622,000. These amounts, together with the direct, incremental cash costs previously described, are recorded as an expense and included in settlement and license expense in the nine months ended February 28, 2006.

During the nine months ended February 28, 2007, Phoenix Digital entered into licensing agreements with third parties, pursuant to which it received aggregate proceeds of $64,869,000. License proceeds of $2,920,000 relating to an additional license agreement signed in February 2007 were received in March 2007. Phoenix Digital has recorded this amount as a license fee receivable.

The condensed balance sheet and statement of income of Phoenix Digital at February 28, 2007 and for the nine months then ended are as follows:

Condensed Balance Sheet
ASSETS:
Cash	$7,500,220
License fees receivable	2,920,000
Prepaid expenses	15,000
Total assets	$10,435,220

LIABILITIES AND MEMBERS’ EQUITY:
Accounts payable	$629,934
Income tax payable	11,790
Members’ equity	9,793,496
Total liabilities and members’ equity	$10,435,220

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Companies/License Agreement, continued

Condensed Statement of Income
Revenues	$67,788,985
Operating expenses	7,295,104
Operating income	60,493,881

Interest income	309,308
Net income	$60,803,189

On February 2, 2007, the Company invested an aggregate of $370,000 in convertible preferred stock, representing all of the issued preferred stock and a 46% ownership interest, of and in SSDI, a California corporation that manufactures products that protect information transmitted over secure networks. The investment consisted of certain assets contributed by the Company to SSDI valued at $250,000 and cash of $120,000. The investment is represented by 2,100,00 shares of convertible preferred stock, and the shares are convertible at the Company’s option into shares of SSDI’s common stock on a one-to-one basis. The convertible preferred stock entitles the Company to receive non-cumulative dividends at the per annum rate of $0.04 per share, when and if declared by the Board of Directors of SSDI. The investment in SSDI’s convertible preferred stock also entitles the Company to a liquidation preference of $0.40 per share, plus an amount equal to all declared but unpaid dividends.

The Company reviewed the Preferred Stock Purchase Agreement and related agreements to determine whether the Company’s convertible preferred stock investment in SSDI was in substance an investment in common stock pursuant to EITF No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock. The Company determined that, because the liquidation preference is substantive, the subordination characteristics of the preferred stock are not substantially similar to the subordination characteristics of SSDI’s common stock. The Company also evaluated its voting rights pursuant to other agreements with SSDI and, when considered together with the guidance in EITF No. 02-14, believes that it does not have the ability to exercise significant influence over SSDI. As a result, the Company accounts for its investment in SSDI at cost.

The Company reviews its investments in affiliated companies to determine whether events or changes in circumstances indicate that its carrying amount may not be recoverable. The primary factors the Company considers in its determination are the financial condition, operating performance and near term prospects of the investee. If a decline in value is deemed to be other than temporary, the Company would recognize an impairment loss.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Convertible Debentures , continued

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

During the nine months ended February 28, 2006, the value of the warrant and derivative liabilities increased by $2,456,736, which is reflected as a component of other income (expense) in the accompanying condensed consolidated statements of operations.

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

During the nine months ended February 28, 2006, holders of debentures with a principal balance of $880,667 converted their debentures, together with accrued interest thereon of approximately $119,000, into 30,819,187 shares of the Company's common stock.

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

The Company recorded the fair value of the derivative instruments and warrants as a debt discount which was amortized to interest expense over the term of the convertible debentures. During the nine months ended February 28, 2006, the Company recorded interest expense of $412,879 related to the amortization of the debt discount.

7.  Stockholders’ Equity

During July 2006, the Company commenced its Board of Director approved stock buyback program in which the Company repurchases its outstanding common stock from time to time on the open market. As part of the program the Company purchased 10,779,027 shares of its common stock at an aggregate cost of $7,441,664 during the nine months ended February 28, 2007.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
Stockholders’ Equity, continued

The following table summarizes equity transactions during the nine months ended February 28, 2007:

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock

Balance June 1, 2006	366,199,765	$3,661	$69,551,981	$(58,728,091)	$-

Exercise of warrants and options at $0.02 to $0.40 per share	787,500	8	113,992	-	-
Cashless exercise of warrants	22,459,880	225	(225)	-	-
Extension of stock options previously issued to a consultant	-	-	324	-	-
Non-cash compensation	-	-	2,359,035	-	-
Repurchase of common stock for treasury	-	-	-	-	(7,441,664)
Net income	-	-	-	13,725,834	-
Balance February 28, 2007	389,447,145	$3,894	$72,025,107	$(45,002,257)	$(7,441,664)

Stock Options and Warrant Activity

As of February 28, 2007, 100,000 options were outstanding pursuant to our 1996 Stock Option Plan exercisable at $0.07 per share expiring in 2009; 475,000 options were outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.07 to $0.86 per share expiring through 2011; 2,050,000 options were outstanding pursuant to our 2003 Stock Option Plan exercisable at a range of $0.05 to $0.17 per share expiring through 2011; and 3,120,000 options were outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.60 to $0.70 per share expiring through 2012.

During the quarter ended August 31, 2006, we issued options to acquire 1,500,000 shares of our common stock at a per share price of $0.17 to an officer outside of the above referenced plans.

During the quarter ended November 30, 2006, we issued options to acquire 230,000 shares of our common stock at a per share price of $0.86 to employees pursuant to the 2001 Stock Option Plan.

During the quarter ended February 28, 2007, we issued options to acquire 1,070,000 shares of our common stock at a per share price of $0.60 to directors and employees pursuant to the 2006 Stock Option Plan.

During the nine months ended February 28, 2007, directors exercised stock options to purchase 515,000 shares of common stock for aggregate proceeds of $41,750.

During the nine months ended February 28, 2007, we recorded $2,359,035 of non cash compensation expense related to stock options issued and vesting of stock options and warrants previously granted.

As of February 28, 2007, we had warrants outstanding to purchase 29,906,015 common shares at exercise prices ranging from $0.02 to $1.00 per share, expiring at various dates through 2012. Some of these outstanding warrants were not exercisable as of February 28, 2007 as they are subject to meeting vesting criteria. During the nine months ended February 28, 2007, we issued no warrants to purchase shares of common stock, investors exercised warrants to purchase 272,500 shares of common stock for proceeds of $72,250 and investors exercised warrants of 22,732,380 to purchase 22,459,880 shares of common stock on a cashless basis.

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

8.  Commitments and Contingencies

Litigation

Patriot Scientific Corporation v. Russell Fish

On April 6, 2006, we filed a declaratory relief lawsuit against Russell Fish and The Fish Family Trust in the United States District Court for the Southern District of California.  As a consequence of licensing agreements entered into by or on behalf of Patriot, by Patriot's previous management, Mr. Fish presented demands for payment by us under his July 2004 agreement related to the Inventorship Litigation.  We contended that Mr. Fish had been paid all sums that may have been owed to him.  Our action sought declaratory relief that no further sums were owed to Mr. Fish.  Also, on April 6, 2006, Fish and, later, Robert Anderson, allegedly as trustee of The Fish Family Trust, filed a lawsuit against the Company in the District Court of Dallas County, Texas.  The case was subsequently removed to the United States District Court for the Northern District of Texas.  The lawsuit was based on an alleged breach of the contract entered into on July 27, 2004 and sought enforcement of the contract or damages.  The California action was transferred to the Northern District of Texas.  Mediation commenced on September 11, 2006.  On February 14, 2007, a settlement of this litigation was finalized. Terms of the settlement require the Company to pay $3,400,000 in cash on February 14, 2007 and $3,000,000 on May 1, 2007, make a donation of $15,000 on February 14, 2007 on behalf of Russell H. Fish III to Maasai Power and Education Project, Inc., and pay Fish the equivalent of 4% of 50% of the next $100 million of gross license fees as they are collected by Phoenix Digital and as distributions are made to Patriot, after excluding the first $20 million collected by Phoenix Digital after December 1, 2006. Patriot's commitment to make payments to Fish related to such future license revenues will not exceed $2 million.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
Commitments and Contingencies, continued

Patent Litigation

Pursuant to the joint venture that the Company entered into in June 2005 TPL (in settlement of inventorship/ownership litigation between the parties, and in return for a 50-50 sharing of net licensing and enforcement revenues), the Company granted TPL the complete and exclusive right to enforce and license its microprocessor patent portfolio. The Company then dismissed its patent infringement claims against Fujitsu Computer Systems, Inc.; Matsushita Electric Corporation of America; NEC Solutions (America) Inc.; Sony Electronics Inc.; and Toshiba America Inc., and certain related entities of these  defendants which had been pending in the Federal District Court for the Northern District of California. Thereafter, TPL, on behalf of the TPL/Patriot joint venture and Patriot, filed patent infringement actions against certain of the foregoing defendants (except Sony) and their related entities in the Federal District Court for the Eastern District of Texas, which litigation is currently pending. Litigation is not currently pending with regard to Fujitsu or NEC and certain of NEC’s subsidiaries as listed below.

In February 2006, a license agreement was entered into with Fujitsu Corporation regarding the Company's patent portfolio, and in connection with that transaction, litigation involving Fujitsu and TPL and the Company in both California and Texas was dismissed. A Claims Construction Hearing is scheduled for May 3, 2007 in The United States District Court for the Eastern District of Texas.

In February 2007, a license agreement was entered into with: NEC Corporation, NEC Corporation of America, Inc., NEC Display Solutions of America, Inc. and NEC Unified Solutions, Inc. In connection with that transaction, the above named defendants, excluding NEC Electronics America, Inc., were dismissed from the lawsuit.

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

401(k) Plan

In January 2006, the Company adopted a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. The Company matches 50% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation. Participants fully vest in the Company’s contributions after three years of vesting service. On April 1, 2007 an amendment was made to the Company’s 401(k) plan allowing vesting to take place evenly over the three year vesting service period. The Company’s matching contributions for the nine months ended February 28, 2007 were $8,237.

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

9.  Subsequent Events

During the period March 1, 2007 through April 20, 2007, Phoenix Digital entered into license agreements with third parties, with proceeds totaling $22,140,000.

On March 5, 2007, the Company received proceeds of $100,000 from an investor who exercised warrants to purchase 1,000,000 shares of common stock.

On March 20, 2007, an investor exercised warrants of 10,702,243 to purchase 10,424,578 shares of common stock on a cashless basis.

In a press release dated February 22, 2007, the Company announced dividends of $0.02 per share to shareholders and qualified warrant holders of record as of March 6, 2007. The dividend of $8,114,774 was paid on April 9, 2007. In the same press release, the Company announced the Board of Directors semi-annual dividend policy contingent upon the financial condition of the Company, other possible applications of available resources, and relevant business considerations.

On March 27, 2007, the Company entered into an 18 month revolving line of credit with SSDI for a maximum amount of $500,000. If the Company does not provide notice to SSDI at least 90 days prior to the maturity date, the maturity date automatically extends 12 months. The line of credit is collateralized by all assets presently owned or hereafter acquired by SSDI. On March 28, 2007, the Company advanced $150,000 under terms of the agreement, and on April 16, 2007 the Company advanced $100,000 under terms of the agreement.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
Subsequent Events, continued

The line carries a floating interest rate which is defined as the prime rate as announced by Bank of America. At March 31, 2007, the interest rate on the note was 8.25%. The borrower is required to make minimum monthly payments on the line consisting of unpaid and accrued interest on the first day of the month following the initial advance.

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

Overview

During the fiscal years ended May 31, 2005 and May 31, 2006, the Company entered into agreements for the licensing of its technology with Advanced Micro Devices Inc. ("AMD") and Intel Corporation, among the largest of the microprocessor manufacturers. During the 2006 fiscal year, the Company entered into licensing agreements with Hewlett-Packard, Fujitsu and Casio through its joint venture entity, Phoenix Digital. Additional licensing agreements for the use of the Company’s technology were signed through its joint venture entity during the nine months ended February 28, 2007. We believe that these agreements represent validation of the Company's position that its intellectual property was and is being infringed by major manufacturers of microprocessor technology. Also, we believe the agreements demonstrate the value of the Company's intellectual property in that they are "arms length" transactions with major electronics manufacturers.

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

On June 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors related to our stock option plans based on estimated fair values. We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of our fiscal year 2007. Our condensed consolidated financial statements as of and for the nine months ended February 28, 2007 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the nine months ended February 28, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the nine months ended February 28, 2007 of 5% was based on historical forfeiture experience and estimated future employee forfeitures. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, we accounted for forfeitures as they occurred.

Employee stock-based compensation expense recognized under SFAS No. 123(R) for the nine months ended February 28, 2007 was approximately $2,356,000, determined by the Black-Scholes valuation model.

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

5.    Derivative Financial Instruments

In connection with the issuance of certain convertible debentures, the terms of the debentures included a reset conversion feature which provided for a conversion of the debentures into shares of the Company's common stock at a rate which was determined to be variable. The conversion option was therefore deemed to be an embedded put option pursuant to SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities , as amended, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock . The Company determined that the reset conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to SFAS No. 133. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF No. 00-19, as a result of entering into the convertible debenture agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. As of May 31, 2006, the Company does not have any outstanding derivative instruments as the related debt instruments were settled prior to May 31, 2006.

6.    Patents and Trademarks

Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of four years. The carrying value of patents and trademarks is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.

7.    Income Taxes

The Company must assess the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the Company must increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. The Company believes that a substantial majority of the deferred tax assets recorded on its balance sheet will ultimately be recovered. However, should there be a change in the Company’s ability to recover the deferred tax assets, the tax provision would increase in the period in which the Company determined that the recovery was not probable.

8.    Investment in Affiliated Companies

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

The Company owns 100% of the preferred stock of Scripps Secured Data, Inc. (“SSDI”) This investment is accounted for at cost as the investment is in preferred shares which do not share in the earnings of SSDI and the Company does not have the ability to the ability to exercise significant influence over SSDI.

The Company reviews its investments in affiliated companies to determine whether events or changes in circumstances indicate that its carrying amount may not be recoverable. The primary factors the Company considers in its determination are the financial condition, operating performance and near term prospects of the investee. If a decline in value is deemed to be other than temporary, the Company would recognize an impairment loss.

Results of Operations

Comparison of the Nine Months Ended February 28, 2007 and Nine Months Ended February 28, 2006.

In June 2005, we entered into an agreement with Intel Corporation licensing our intellectual property for a one-time payment of $10,000,000. The license revenue was recognized in the quarter ended August 31, 2005. During the nine month period ended February 28, 2007 no such agreement was signed by the Company. In connection with entering into the agreement with Intel Corporation, we entered into an agreement with the co-owner of our patented technologies, through which we settled all legal disputes between us and agreed to jointly pursue others who have infringed upon our joint rights. Future licensing agreements for the use of the Company’s technology are being made through a joint venture entity that is accounted for in accordance with the equity method of accounting for investments and, accordingly, the financial results of the joint venture are being recorded in the other income section of the Company’s condensed consolidated statement of operations. Product sales amounting to approximately $297,000 and $67,000 were also recorded in the nine month periods ended February 28, 2006 and 2007, respectively, in connection with communications products that are no longer marketed by the Company. Inventory associated with the sales of these communications products is carried at zero value. Cost of sales of approximately $103,000 for the nine months ended February 28, 2006 consists of payments made to subcontractors for materials and labor in connection with the product sales. For the nine months ended February 28, 2007, no such costs were incurred on the product sales. Total revenues amounted to approximately $10,297,000 and $67,000 for the nine months ended February 28, 2006 and 2007, respectively.

Research and development expenses decreased from approximately $226,000 for the nine months ended February 28, 2006 to zero for the nine months ended February 28, 2007. Presently, we do not expect to replace recently discontinued “in house” research and development operations. However, the Company may utilize consultants and other outsourced contractors for research and development activities in future periods.

Selling, general and administrative expenses increased from approximately $2,517,000 for the nine months ended February 28, 2006 to approximately $5,915,000 for the nine months ended February 28, 2007. Legal and accounting related expenses increased by approximately $1,003,000 for the nine months ended February 28, 2007 compared with the nine months ended February 28, 2006 related to legal and accounting matters in connection with the restatement of the Company’s financial statements for the fiscal years 2005, 2004, 2003 and 2002, as well as the quarterly reports for the periods ended August 31, 2005, November 30, 2005 and February 28, 2006 and the Company’s required compliance with Sarbanes-Oxley procedures. Legal expenses related to a dispute with a former executive officer as well as other legal proceedings involving the interests of a co-inventor of a portion of the Company’s technology and other legal matters contributed to the increase in legal expenses for the nine months ended February 28, 2007. Salary costs and related expenses included non-cash expenses associated with the fair value of options granted during the period in accordance with SFAS No. 123(R). On June 5, 2006, 1,500,000 options were granted to the chief executive officer of the Company resulting in non-cash compensation expense amounting to approximately $1,527,000. On October 23, 2006, 230,000 options were granted to employees resulting in non-cash compensation expense of approximately $184,000. On February 9, 2007, 1,070,000 options were granted to employees and directors resulting in non-cash compensation expense of approximately $584,000. Additional non-cash compensation for the nine months ended February 28, 2007 amounted to $61,000 for vesting of employee stock options in accordance with SFAS No 123(R). No such compensation expense was incurred for the nine months ended February 28, 2006. Public and investor relations expenses increased by approximately $197,000 for the nine months ended February 28, 2007 as compared with the nine months ended February 28, 2006 as a result of a change in the Company’s public relations firm and one time contracts with investor relations consultants. Other salary expenses increased by approximately $167,000 for the nine months ended February 28, 2007 as compared with the nine months ended February 28, 2006 due to bonuses and 401(k) employer matching of which no such expense was incurred for the nine months ended February 28, 2006. Insurance expense increased by approximately $110,000 for the nine months ended February 28, 2007 as compared with the nine months ended February 28, 2006 primarily as a result of increased costs of directors and officers insurance coverage. Travel and related expenses increased approximately $19,000 for the nine months ended February 28, 2007 as compared with the nine months ended February 28, 2006 due to increased travel to attend various lawsuit mediations. Decreases in expenses were recorded for the nine months ended February 28, 2007 as compared with the nine months ended February 28, 2006 for rent, office supplies, patent enforcement expenses, website, marketing, utilities and for other expenses in the approximate amounts of $38,000, $12,000, $74,000, $22,000, $20,000, $8,000 and $280,000, respectively.

Settlement and license expenses amounting to approximately $1,918,000 were recorded during the three months ended August 31, 2005 in connection with the agreements involving the formation of a joint venture and, separately, a license agreement with Intel Corporation. The expenses consisted of both cash and non-cash elements related to incremental, direct costs of completing the transactions. In connection with the transactions, it was necessary for the Company to obtain the consent of certain debenture and warrant holders. The necessary consents, together with certain warrants held by the debenture holders and the release of their security interests in our intellectual property, were obtained in exchange for cash, new warrants and repriced warrants. The expenses resulted primarily from cash payments to debt holders of approximately $1,300,000, to co-owners of various intellectual property assets of approximately $960,000 and to a committee of the Company’s board of directors of approximately $170,000. Non-cash expenses totaled approximately $82,000 and resulted primarily from the incremental value of the effect of repricing various warrants and granting other warrants in excess of the expense previously recognized for warrants granted to these security holders. Offsetting the non-cash expenses were non-cash benefits to the Company from the reconveyance of warrants, amounting to approximately $622,000. During the nine months ended February 28, 2007, the Company recorded $6,604,000 of settlement and license expense relating to the mediation agreement with Fish (see Note 8 for more information).

Other income and expenses for the Company for the nine months ended February 28, 2007 included equity in the earnings of Phoenix Digital. The investment is accounted for in accordance with the equity method of accounting for investments. The Company’s investment in the joint venture for the nine months ended February 28, 2007 provided income after expenses in the amount of approximately $30,402,000 resulting from licensing agreements for our intellectual property with Sony, Nikon, Seiko Epson, Pentax, Olympus, Kenwood, Agilent, Lexmark, Schneider Electric, NEC Corporation and its selected subsidiaries and Funai Electric for one time payments. The Company’s investment in the joint venture provided net income after expenses in the amount of approximately $28,608,000 for the nine months ended February 28, 2006. Total other income and expense for the nine months ended February 28, 2007 amounted to net other income of approximately $30,561,000 compared with total other income and expense for the nine months ended February 28, 2006 of net other income amounting to approximately $25,360,000. Changes in the fair value of warrant and derivative liabilities amounted to net other expense for the nine months ended February 28, 2006 of approximately $2,457,000 with no corresponding amount for the nine months ended February 28, 2007 as all convertible debt had been retired in prior fiscal periods. Non-cash adjustments to interest expense for the nine months ended February 28, 2006 amounted to expenses of approximately $413,000 resulting from amortization of debt discount and conversion of the remaining debentures. During the nine months ended February 28, 2006 the Company recorded a loss on debt extinguishment of $445,000 related to the 7,000,000 warrants issued to a debenture holder as consideration for entering into the reset agreements. Interest income and other income increased from approximately $172,000 for the nine months ended February 28, 2006 to approximately $499,000 for the nine months ended February 28, 2007 as interest bearing account balances increased from license revenues. During the nine months ended February 28, 2007 the Company recorded an impairment charge on the value of its note receivable from Holocom Networks, Inc. of approximately $340,000. (see Note 4 for more information).

During the nine months ended February 28, 2007, the Company recorded a provision for income taxes of $4,382,911 related to federal and state taxes. Also, during the nine months ended February 28, 2006 and 2007, the Company utilized approximately $3,000,000 and $32,000,000, respectively, of its available federal net operating loss carry-forwards and approximately $3,000,000 and $16,700,000, respectively, of its available state net operating loss carry-forwards to offset its taxable income arising in the respective quarters.

The Company recorded net income (as restated) for the nine months ended February 28, 2006 of $30,892,627 compared with net income of $13,725,834 for the nine months ended February 28, 2007.

Comparison of the Three Months Ended February 28, 2007 and Three Months Ended February 28, 2006.

In June 2005, we entered into an agreement with Intel Corporation licensing our intellectual property for a one-time payment of $10,000,000. During the three month periods ended February 28, 2007 and 2006, no such agreement was signed by the Company. In connection with entering into the agreement with Intel Corporation, we entered into an agreement with the co-owner of our patented technologies, through which we settled all legal disputes between us and agreed to jointly pursue others who have infringed upon our joint rights. Future licensing agreements for the use of the Company’s technology are being made through a joint venture entity that is accounted for in accordance with the equity method of accounting for investments and, accordingly, the financial results of the joint venture are being recorded in the Other Income section of the Company’s Condensed consolidated Statement of Operations. Product sales amounting to approximately $277,000 and $22,000 were also recorded in the three month periods ended February 28, 2006 and 2007, respectively, in connection with communications products that are no longer marketed by the Company. Inventory associated with the sales of these communications products is carried at zero value. Cost of sales of approximately $103,000 for the three months ended February 28, 2006 consists of payments made to subcontractors for materials and labor in connection with the product sales. For the three months ended February 28, 2007, no such costs were incurred on the product sales. Total revenues amounted to approximately $277,000 and $22,000 for the three months ended February 28, 2006 and 2007, respectively.

Research and development expenses decreased from approximately $27,000 for the three months ended February 28, 2006 to zero for the three months ended February 28, 2007. Presently, we do not expect to replace recently discontinued “in house” research and development operations. However, the Company may utilize consultants and other outsourced contractors for research and development activities in future periods.

Selling, general and administrative expenses increased from approximately $697,000 for the three months ended February 28, 2006 to approximately $1,446,000 for the three months ended February 28, 2007. Legal and accounting related expenses increased by approximately $211,000 for the three months ended February 28, 2007 compared with the three months ended February 28, 2006 related to legal and accounting matters in connection with the restatement of the Company’s financial statements for the fiscal years 2005, 2004, 2003 and 2002, as well as the quarterly reports for the periods ended August 31, 2005, November 30, 2005 and February 28, 2006 and the Company’s required compliance with Sarbanes-Oxley procedures. Legal expenses related to a dispute with a former executive officer as well as other legal proceedings involving the interests of a co-inventor of a portion of the Company’s technology and other legal matters contributed to the increase in legal expenses for the three months ended February 28, 2007. Salary costs and related expenses included non-cash expenses associated with the fair value of options granted during the period in accordance with SFAS No. 123(R). On February 9, 2007, 1,070,000 options were granted to employees and directors resulting in non-cash compensation expense of approximately $584,000. Additional non-cash compensation for the three months ended February 28, 2007 amounted to approximately $2,000 for vesting of employee stock options in accordance with SFAS 123(R). No such compensation expense was incurred for the three months ended February 28, 2006. Payments of Board of Director fees increased by approximately $67,000 for the three months ended February 28, 2007 as compared to the three months ended February 28, 2006 due to the initiation of monthly director payments in the third quarter of fiscal 2006. Insurance expenses increased by approximately $38,000 for the three months ended February 28, 2007 as compared with the three months ended February 28, 2006 primarily as a result of increased costs of directors and officers insurance coverage. Decreases in expenses were recorded for the three months ended February 28, 2007 as compared with the three months ended February 28, 2006 for rent, office supplies, website, marketing, and for sundry expenses in the approximate amounts of $49,000, $7,000, $22,000, $15,000, and $61,000, respectively.

During the three months ended February 28, 2007, the Company recorded $304,000 of settlement and license expense relating to the mediation agreement with Fish. The amount consists of an accrual for February 2007 royalties of approximately $244,000 to be paid by March 31, 2007, the $15,000 payment to Maasai Power and Light and an adjustment of the contingency payable to the actual amount of $3,000,000 due by May 1, 2007 (see Note 8 for more information).

Other income and expenses for the Company for the three months ended February 28, 2007 included equity in the earnings of Phoenix Digital. The investment is accounted for in accordance with the equity method of accounting for investments. The Company’s investment in the joint venture for the three months ended February 28, 2007 provided income after expenses in the amount of approximately $11,657,000 resulting from licensing agreements for our intellectual property with Lexmark, Schneider Electric, NEC Corporation and its selected subsidiaries and Funai Electric for one time payments. The Company’s investment in the joint venture provided net income after expenses in the amount of approximately $29,328,000 for the three months ended February 28, 2006. Total other income and expense for the three months ended February 28, 2007 amounted to net other income of approximately $11,508,000 compared with total other income and expense for the three months ended February 28, 2006 of net other income amounting to approximately $24,040,000. Changes in the fair value of warrant and derivative liabilities amounted to net other expense for the three months ended February 28, 2006 of approximately $4,718,000 with no corresponding amount for the three months ended February 28, 2007 as all convertible debt had been retired in prior fiscal periods. Non-cash adjustments to interest expense for the three months ended February 28, 2006 amounted to expenses of approximately $190,000 resulting from amortization of debt discount and conversion of the remaining debentures. During the three months ended February 28, 2006 the Company recorded a loss on debt extinguishment of $445,000 related to the 7,000,000 warrants issued to a debenture holder as consideration for entering into the reset agreements. Interest income and other income increased from approximately $78,000 for the three months ended February 28, 2006 to approximately $191,000 for the three months ended February 28, 2007 as interest bearing account balances increased from license revenues. During the three months ended February 28, 2007, the Company recorded an impairment charge on the value of its note receivable from Holocom Networks, Inc. of approximately $340,000. (see Note 4 for more information).

The Company recorded net income (as restated) for the three months ended February 28, 2006 of $23,488,416 compared with net income of $9,617,559 for the three months ended February 28, 2007.

Liquidity and Capital Resources

The Company’s cash, marketable securities and short-term investment balances increased from approximately $7,503,000 as of May 31, 2006 to approximately $19,003,000 as of February 28, 2007. We also hold restricted cash in savings accounts amounting to approximately $100,000 as of May 31, 2006 and approximately $102,000 as of February 28, 2007. Total current assets increased from approximately $8,015,000 as of May 31, 2006 to approximately $22,756,000 as of February 28, 2007. Total current liabilities increased from approximately $1,244,000 as of May 31, 2006 to approximately $3,725,000 as of February 28, 2007.

During the nine month periods that ended February 28, 2006 and 2007 the Company generated net cash flows of approximately $12,039,000 and $11,404,000, respectively. However, during recent years we have relied upon financing activities to provide the funds necessary for the Company's operations including sales of common stock, the issuance of convertible debentures and notes payable and related conversions and exercises of common stock warrants. We believe that the Company will be able to avoid such methods of financing operations for the foreseeable future.

During the nine month period ended February 28, 2007 we repurchased 10,779,027 shares of our common stock at an aggregate cost of $7,441,664 through the Company’s stock repurchase program.

In a press release dated February 22, 2007, the Company announced dividends of $0.02 per share to shareholders and qualified warrant holders of record as of March 6, 2007. The dividend of $8,114,774 was paid on April 9, 2007. In the same press release, the Company announced the Board of Directors semi-annual dividend policy contingent upon the financial condition of the Company, other possible applications of available resources, and relevant business considerations.

We believe the Company's current position as of February 28, 2007 will provide the funds necessary to support the Company's operations for the next 12 months.

A summary of our outstanding contractual obligations at February 28, 2007 is as follows:

Contractual Cash Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years

Operating lease - facilities	$193,788	$95,508	$98,280

Recent Accounting Pronouncements

On June 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of our fiscal year 2007. Our condensed consolidated financial statements as of and for the nine months ended February 28, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our condensed consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As stock-based compensation expense recognized in the condensed consolidated statement of operations for the first quarter of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. We estimated forfeitures to be 5% of the options issued.

Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended February 28, 2007 was approximately $2,356,000, determined by the Black-Scholes valuation model, and consisting of stock-based compensation expense related to employee and director stock options and also vesting of options previously granted. See Note 1 to the condensed consolidated financial statements for additional information.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals and expands disclosures about fair value measurements.  The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements.  The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.  Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements.  The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company expects to adopt SFAS No. 157 on June 1, 2008.  The Company is in the process of evaluating the provisions of the statement, but does not anticipate that the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements . SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of February 28, 2007, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our report filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of February 28, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

Patriot Scientific Corporation v. Russell Fish

On April 6, 2006, we filed a declaratory relief lawsuit against Russell Fish and The Fish Family Trust in the United States District Court for the Southern District of California.  As a consequence of licensing agreements entered into by or on behalf of Patriot, by Patriot's previous management, Mr. Fish presented demands for payment by us under his July 2004 agreement related to the Inventorship Litigation.  We contended that Mr. Fish had been paid all sums that may have been owed to him.  Our action sought declaratory relief that no further sums were owed to Mr. Fish.  Also, on April 6, 2006, Fish and, later, Robert Anderson, allegedly as trustee of The Fish Family Trust, filed a lawsuit against the Company in the District Court of Dallas County, Texas.  The case was subsequently removed to the United States District Court for the Northern District of Texas.  The lawsuit was based on an alleged breach of the contract entered into on July 27, 2004 and sought enforcement of the contract or damages.  The California action was transferred to the Northern District of Texas.  Mediation commenced on September 11, 2006.  On February 14, 2007, a settlement of this litigation was finalized. Terms of the settlement require the Company to pay $3,400,000 in cash on February 14, 2007 and $3,000,000 on May 1, 2007, make a donation of $15,000 on February 14, 2007 on behalf of Russell H. Fish III to Maasai Power and Education Project, Inc., and pay Fish the equivalent of 4% of 50% of the next $100 million of gross license fees as they are collected by Phoenix Digital and as distributions are made to Patriot, after excluding the first $20 million collected by Phoenix Digital after December 1, 2006. Patriot's commitment to make payments to Fish related to such future license revenues will not exceed $2 million.

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

Patent Litigation Patent Litigation

Pursuant to the joint venture that the Company entered into in June 2005 with TPL (in settlement of inventorship/ownership litigation between the parties, and in return for a 50-50 sharing of net licensing and enforcement revenues), the Company granted TPL the complete and exclusive right to enforce and license its microprocessor patent portfolio. The Company then dismissed its patent infringement claims against Fujitsu Computer Systems, Inc.; Matsushita Electric Corporation of America; NEC Solutions (America) Inc.; Sony Electronics Inc.; and Toshiba America Inc., and certain related entities of these  defendants which had been pending in the Federal District Court for the Northern District of California. Thereafter, TPL, on behalf of the TPL/Patriot joint venture and Patriot, filed patent infringement actions against certain of the foregoing defendants (except Sony) and their related entities in the Federal District Court for the Eastern District of Texas, which litigation is currently pending. Litigation is not currently pending with regard to Fujitsu or NEC and certain of NEC’s subsidiaries as listed below.

In February 2006, a license agreement was entered into with Fujitsu Corporation regarding the Company's patent portfolio, and in connection with that transaction, litigation involving Fujitsu and TPL and the Company in both California and Texas was dismissed. A Claims Construction Hearing is scheduled for May 3, 2007 in The United States District Court for the Eastern District of Texas.

In February 2007, a license agreement was entered into with: NEC Corporation, NEC Corporation of America, Inc., NEC Display Solutions of America, Inc. and NEC Unified Solutions, Inc. In connection with that transaction, the above named defendants, excluding NEC Electronics America, Inc., were dismissed from the lawsuit.

Item 1A.  Risk Factors

We urge you to carefully consider the following discussion of risks as well as other information contained in this Form 10-Q. The following are what we believe to be all our material risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Patriot Has Reported Substantial Revenue In 2006 and 2007 Which May Not Be Indicative Of Our Future Revenue Trends

During fiscal 2006 and the first three quarters of fiscal 2007, the Company entered into license agreements, directly and through our joint venture with Technology Properties Limited, that generated aggregate license revenues of approximately $138,000,000. Because of the uncertain nature of the negotiations that lead to license revenues, we cannot predict the amount of future revenues from such agreements, or whether there will be future revenues from license agreements at all.

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

Patriot Has Settled A Legal Dispute Which Could Impact Our Future Results Of Operations And Working Capital Position

We were sued by a co-inventor of the technology underlying our microprocessor patent portfolio with regard to proceeds we received as a consequence of recently signed license agreements. On February 14, 2007, we finalized a settlement of this litigation. This settlement requires us to pay the co-inventor $6,400,000 ($3,400,000 of which has already been paid) and up to $2,000,000 from the proceeds we receive from future licensing transactions. These payments have resulted, and will result, in a reduction of our net income in the current quarter and future quarters until our obligations under the settlement have been fulfilled.

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

Vigorous protection and pursuit of intellectual property rights or positions characterize the fiercely competitive semiconductor industry, which has resulted in significant and often protracted and expensive litigation. Therefore, our competitors and others may assert that our technologies or products infringe on their patents or proprietary rights. Persons we believe are infringing our patents are vigorously defending their actions and have asserted that our patents are invalid. Problems with patents or other rights could increase the cost of our products or delay, preclude new product development and commercialization by us, and limit future license revenue. If infringement claims against us are deemed valid or if our infringement claims are successfully opposed, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions or to defend against infringement claims. We are currently involved in patent litigation in the United States District Court for the Eastern District of Texas (see “Legal Proceedings”). Additionally, re opposing parties in the litigation and one other person have petitioned the Patent and Trademark Office to re examine certain of our patents. An adverse decision in the ligitation or in the re examination process would have a very significant and adverse effect on our business.

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

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2006 the Company’s Board of Directors authorized a stock repurchase program. We commenced the program in July 2006 and plan to repurchase outstanding shares of our common stock on the open market from time to time. As part of the program, we purchased 10,779,027 shares of our common stock at an aggregate cost of $7,441,664 during the nine months ended February 28, 2007.

Following is a summary of all repurchases by the Company of its common stock during the nine month period ended February 28, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
June 1 - 30, 2006	-	$-	-
July 1 - 31, 2006	2,075,003	$0.89	2,075,003
August 1 - 31, 2006	-	$-	-
September 1 - 30, 2006	1,199,824	$0.78	1,199,824
October 1 - 31, 2006	1,000,000	$0.80	1,000,000
November 1 - 30, 2006	600,000	$0.75	600,000
December 1 - 31, 2006	3,041,500	$0.63	3,041,500
January 1 - 31, 2007	1,923,700	$0.52	1,923,700
February 1 - 28, 2007	939,000	$0.55	939,000
Total	10,779,027	$0.69	10,779,027

Issuance of Common Stock

During the nine months ended February 28, 2007, investors exercised warrants to purchase 272,500 shares of common stock for proceeds of $72,250 and investors exercised warrants of 22,732,380 to purchase 22,459,880 shares of common stock on a cashless basis.

During the nine months ended February 28, 2007, directors exercised stock options to purchase 515,000 shares of common stock for proceeds of $41,750.

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

10.1	1992 Incentive Stock Option Plan of the Company, incorporated by reference to Exhibit 10.1 to Form 8-K dated May 12, 1992*
10.1.1	Amendment to 1992 Incentive Stock Option Plan dated January 11, 1995, incorporated by reference to Exhibit 10.1.1 to Form S-8 filed July 17, 1996*

Exhibit No.	Document
10.2	1992 Non-Statutory Stock Option Plan of the Company, incorporated by reference to Exhibit 10.2 to Form 8-K dated May 12, 1992*
10.2.1	Amendment to 1992 Non-Statutory Stock Option Plan dated January 11, 1995 incorporated by reference to Exhibit 10.2.1 to Form 10-KSB for fiscal year ended May 31, 1996, filed August 16, 1996*
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

Exhibit No.	Document
10.42	Limited Liability Company Operating Agreement of JV LLC, a Delaware limited liability company, dated as of June 7, 2005, incorporated by reference to Exhibit 10.42 to Form 8-K filed June 15, 2005*
10.43	Agreement for Part-Time Employment dated August 3, 2005 between the Company and Thomas J. Sweeney, incorporated by reference to Exhibit 99.3 to Form 8-K filed August 9, 2005*
14.1	Code of Ethics for Senior Financial Officers incorporated by reference to Exhibit 14.1 to Form 10-K for the fiscal year ended May 31, 2003, filed August 29, 2003*
31.1	Certification of David H. Pohl, CEO, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Thomas J. Sweeney, CFO, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of David H. Pohl, CEO, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Thomas J. Sweeney, CFO, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Form of ISO Plan Option (Gaspar) dated May 29, 1992, incorporated by reference to Exhibit 28.2 to registration statement on Form SB-2, file no. 33-57858*
99.2	Form of NSO Plan Option (Berlin) dated May 29, 1992, incorporated by reference to Exhibit 28.3 to registration statement on Form SB-2, file no. 33-57858*
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

DATED: April 20, 2007	PATRIOT SCIENTIFIC CORPORATION /S/ DAVID H. POHL David H. Pohl Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID H. POHL
David H. Pohl	President, Chief Executive Officer, and Director	April 20, 2007

/S/ THOMAS J. SWEENEY	Chief Financial Officer and Principal Accounting Officer	April 20, 2007
Thomas J. Sweeney

/S/ CARLTON M. JOHNSON	Director	April 20, 2007
Carlton M. Johnson

/S/ GLORIA H. FELCYN
Gloria H. Felcyn	Director	April 20, 2007

Helmut Falk, Jr.	Director	April 20, 2007

James L. Turley	Director	April 20, 2007