Form 10-K
period 2007-05-31
PATRIOT SCIENTIFIC CORP
filed 2007-08-14
CIK 836564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Registrant’s telephone number, including area code): (760) 547-2700

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.00001 par value
___________________
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ]  NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ]  NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X ]  NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer [  ]                Accelerated filer [X]             Non-accelerated filer  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ]  NO [X]

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on November 30, 2006 was $242,123,060 based on a closing price of $0.63 as reported on the OTC Electronic Bulletin Board system.

On August 9, 2007, 389,045,744 shares of common stock, par value $.00001 per share (the issuer’s only class of voting stock) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2007 annual meeting of shareholders, which will be held in October 2007 and which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, and we rely on the “safe harbor” provisions in those laws. Therefore, we are including this statement for the express purpose of availing ourselves of the protections of such safe harbor with respect to all of such forward-looking statements. The forward-looking statements in this report reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically: the uncertainty of the effect of pending legislation, the uncertainty of patent and proprietary rights, uncertainty as to royalty payments and indemnification risks, trading risks of low-priced stocks and those other risks and uncertainties discussed herein that could cause our actual results to differ materially from our historical results or those we anticipate. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

The Company

Patriot Scientific Corporation (“Patriot Scientific”, “Patriot” or “the Company”) has developed a number of innovative technologies throughout its 20-year history. We are primarily an intellectual-property licensing company with several patents (described below) covering the design of microprocessor chips. Chips with Patriot’s patented technology are used throughout the world in products ranging from computers and cameras to printers and industrial devices.

Our current business strategy is to commercialize our patented microprocessor technologies through broad and open licensing and to litigate against those who may be infringing on our patents. We also sell Patriot-branded microprocessor chips from our existing inventory of products. Our business address is 6183 Paseo del Norte, Suite 180, Carlsbad, California 92011; our main telephone number is (760) 547-2700. Our internet website page is located at http://www.ptsc.com. All of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our internet website.

Incorporation History. Patriot Scientific Corporation was organized under Delaware law on March 24, 1992, and is the successor by merger to Patriot Financial Corporation, a Colorado corporation, incorporated on June 10, 1987. In 1997, we acquired Metacomp Inc, a developer and manufacturer of networking and communications devices. In June 2005, we entered into a joint venture agreement with Technology Properties Limited, Inc. (“TPL”) to form Phoenix Digital Solutions, LLC. During February of 2007, we acquired the preferred stock of Scripps Secured Data, Inc., a Carlsbad company that develops and manufactures network-security hardware to government, military, and other high-security facilities.

Our Technology

General Background. Throughout our history, Patriot Scientific has developed a number of innovative technologies for a variety of industries. We’re best known for our microprocessors, including the ShBoom, Ignite, and PSC-1000 families of chips, and for the Moore Microprocessor Patent (MMP) portfolio of intellectual property surrounding them. These chips and their underlying innovations were created through a combination of in-house development and acquired technology.

Patriot Scientific purchased the assets of nanoTronics (an Oregon corporation), including certain microprocessor technologies, on May 31, 1994. Earlier, nanoTronics had acquired technology for an advanced microprocessor integrated on a single chip and had fabricated a first-generation device. We used this technology to develop a sophisticated yet low-cost microprocessor by enhancing the original design, adding additional technical features to modernize it, and improving and testing the new microprocessor. This chip became the PSC-1000.

We fabricated a prototype in 0.8-micron CMOS technology in May 1996. The next generation was a 0.5-micron microprocessor, delivered in September 1997. The 0.5-micron version was used in demonstrations to prospective customers and was sold to customers as an embedded microprocessor. In 1998 we introduced a 0.35-micron version of the microprocessor (the PSC-1000A) that was smaller in size but higher in performance.

In September of 2000 we completed a synthesizable VHDL model of our microprocessor (called Ignite-1), an important step that enabled customers to include the design of our microprocessor with other parties’ silicon designs to arrive at a custom system-on-chip (SoC) solution. By licensing this software model, customers could significantly reduce their time to market by simulating results instead of relying on trial-and-error commitments to silicon production. In 2003 we further reduced the size of our silicon design to leading-edge 0.18-micron geometry.

Industry Background. The global semiconductor (or silicon “chip”) market has many segments and categories. The best-known - and most profitable - of these is the microprocessor segment. Microprocessor chips are the “brains” of nearly every electronic and electrical device throughout the world. Although microprocessors are often closely associated with personal computers, PCs account for only 2% of the microprocessor chips made and sold every year. The vast majority of microprocessors are used in everyday items like automobiles, digital cameras, cell phones, video game players, data networks, industrial flow-control valves, sensors, medical devices, weapons, home appliances, robots, security systems, televisions, and much more. These “embedded microprocessors” (so called because they’re embedded into another product) are far more ubiquitous than the chips inside personal computers. It is this huge and growing market that Patriot Scientific’s technology serves.

Patent Description. Over the years we’ve developed a number of innovative technologies that have been embodied in our own products and, through licensing, into other companies’ products. Many of these patented technologies are available as a bundle under the MMP portfolio. The MMP portfolio includes several U.S. patents as well as their European and Japanese counterparts. Some highlights of the patent portfolio are:

●
US 5,809,336. The ’336 patent covers an early and seminal approach to making microprocessor chips go faster. It allows the “core” of the microprocessor to run at a different speed (usually faster) than the rest of the chip. There are many advantages to this, including higher performance, lower power consumption, and simpler manufacturing.

●
US 5,784,584. The ’584 patent covers an important method for a microprocessor chip to fetch multiple instructions at once. Like speed reading, multiple-instruction fetch allows a chip to get more done in less time - a valuable technique.

●	US 6,598,148. The ’148 patent describes on-chip oscillators (clocks) and covers multi-core and multi-processor implementations - important factors in today’s high-end microprocessor chips.

Our Partners

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

●	We paid $1,327,651 and TPL paid $1,000,000 to certain holders of rights in the Microprocessor Patents (“Rights Holders”) in exchange for the release of such Rights Holders to the Transactions.

●	We agreed with TPL and Moore to settle or cause to be dismissed all litigation pursuant to a stipulated final judgment, including the Inventorship Litigation.

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

Scripps Secured Data, Inc. On March 27, 2007 we entered into a revolving line of credit with Scripps Secured Data, Inc. (SSDI), a company that manufactures products that protect information and data transmitted over secured networks. Previously, we maintained an unconsolidated equity investment in SSDI. We determined that the line of credit transaction caused us to become the primary beneficiary under the Financial Accounting Standards Board’s (FASB) guidance in Interpretation No. 46 as amended (FIN46R), Consolidation of Variable Interest Entities. Under FIN46(R) we are required to consolidate variable interest entities for which we are deemed to be the primary beneficiary.

SSDI is an operating segment of our business. Refer to footnote 14 of our consolidated financial statements for disclosures about this operating segment.

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

We have seven U.S. patents issued dating back to 1989 on our microprocessor technology (the “Microprocessor Patents”). We have one microprocessor technology patent issued in five European countries and one patent issued in Japan. We may file additional applications under international treaties depending on an evaluation of the costs and anticipated benefits that may be obtained by expanding possible patent coverage. In addition, we have one U.S. patent issued on ground-penetrating radar technology and one U.S. patent issued on one of the communications products.

In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is becoming increasingly important to compete effectively in the semiconductor industry. It may become necessary or desirable in the future for us to obtain patent and technology licenses from other companies relating to certain technology that may be employed in future products or processes. To date, we have not received notices of claimed infringement of patents based on our existing processes or products but, due to the nature of the industry, we may receive such claims in the future.

We believe we have claims against numerous companies that use semiconductors in their products. In December 2003, we initiated legal actions against five companies to enforce our patents. We subsequently dismissed that litigation in 2005, at which time legal action was initiated by TPL against four of these companies to enforce the patents in our portfolio. All but two of these companies, and selected subsidiaries of a third company, involved in the litigation we originated have subsequently purchased licenses through Phoenix Digital Solutions, LLC and have been excluded from the litigation currently pending. There can be no assurance that we will be successful in enforcing any potential patent claims against these or other companies. See the section entitled “Legal Proceedings” for more information.

We have one U.S. patent on our ground-penetrating radar technology. No foreign application has been made. There are a large number of patents owned by others in the radar field generally and in the field of ground-penetrating radar specifically. Accordingly, although we are not aware of any possible infringement and have not received any notices of claimed infringement, we may receive such claims in the future.

In November, 2004, we filed a patent application for “Remote Power Charging of Electronic Devices” with assignment to Patriot Scientific Corporation.

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

Marketing and Distribution

We do not currently actively market the microprocessor chips in our Ignite product line, although we continue to sell a limited number of chips from our remaining inventory. All of our sales for fiscal years ended May 31, 2007, 2006 and 2005 were to domestic customers.

All of our operating assets are located within the United States. While sales to certain geographic areas generally vary from year to year, we do not expect that changes in the geographic composition of sales will materially affect our operations.

Dependence Upon Single Customers

Ten percent (10%) or more of our consolidated product sales were derived from shipments to the following customers for the fiscal years ended May 31 as follows:

	2007	2006	2005
AMD License	-----	-----	$2,956,250
Space and Naval Warfare Systems	-----	$262,500	-----
Anixter	$461,494	-----	-----

We had no backlog orders as of May 31, 2007, 2006 or 2005.

Most of our net income for the years ended May 31, 2007 and 2006, was attributable to our equity in the earnings of our unconsolidated affiliate, Phoenix Digital Solutions, LLC.

Government Regulation and Environmental Compliance

We believe our products are not subject to governmental regulation by any federal, state or local agencies that would materially affect the manufacture, sale or use of our products, other than occupational health and safety laws and labor laws which are generally applicable to most companies. We do not know what sort of regulations of this type may be imposed in the future, but we do not anticipate any unusual difficulties in complying with governmental regulations which may be adopted in the future.

We have not incurred any material costs associated with compliance with environmental laws and do not anticipate such laws will have any material effect on our future business.

Research and Development

We did not incur research and development expenditures for our fiscal year ended May 31, 2007. We incurred research and development expenditures of $225,565 and $294,735 for our fiscal years ended May 31, 2006 and 2005, respectively. The majority of these expenditures have been devoted to our microprocessor technology. As our primary business strategy is to enforce our intellectual property patents through licensing, we do not anticipate material expenditures relating to research and development in the near future.

Employees

We currently have nineteen employees, five of which are Patriot Scientific Corporation employees. All Patriot employees are full time and are employed in general and administrative activities. We also engage additional consultants and part-time persons, as needed.

Our future success depends in significant part upon the continued services of our key technical and senior management personnel. The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. None of our employees are covered by key man life insurance policies.

ITEM 1A. RISK FACTORS

We urge you to carefully consider the following discussion of risks as well as other information contained in this Form 10-K. We believe the following to be our most significant risk factors as of the date this report is being filed. The risks and uncertainties described below are not the only ones we face.

We Have Reported Substantial Income In 2006 and 2007 Which May Not Be Indicative Of Our Future Income

During fiscal 2007 and 2006, we entered into license agreements, directly and through our joint venture with Technology Properties Limited. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, and the possible effect of new judicial interpretation of patent laws, we cannot predict the amount of future revenues from such agreements, or whether there will be future revenues from license agreements at all.

We Are Dependent Upon A Joint Venture In Which We Are A Passive Partner For Substantially All Of Our Income

In June of 2005, we entered into a joint venture with Technology Properties Limited, pursuant to which Technology Properties Limited is responsible for the licensing and enforcement of our microprocessor patent portfolio. This joint venture has been the source of virtually all of our income since June of 2005. Therefore, in light of the absence of revenue from other sources, we should be regarded as entirely dependent on the success or failure of the licensing and prosecution efforts of Technology Properties Limited on behalf of the joint venture. Sales of our microprocessor products and data security products have resulted in limited revenues. Our other product lines are no longer being actively marketed, and also only generate limited and sporadic sales.

Our Limited Sales And Marketing Capabilities Have Affected Our Revenue

We currently have limited marketing capabilities and may need to hire additional sales and marketing personnel. We may not be able to recruit, train, or retain qualified personnel to sell and market our products. We also may not be able to develop a successful sales and marketing strategy. We also have very limited marketing experience. Any marketing efforts we undertake may not be successful and may not result in any significant sales of our products.

We May Experience Difficulties In The Completion Of Our Development Stage Products

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

Changes In Our Relationships With Companies In Which We Hold Less Than A Majority Interest Could Change The Way We Account For Such Interests In The Future.

We hold a minority interest in a company (Scripps Secured Data, Inc.) to which we provide financing. Under the applicable provisions of accounting principles generally accepted in the United States of America, including FIN 46(R), we currently consolidate the financial statements and results of operations of this company into our consolidated financial statements and results of operations, and record the equity interest that we do not own as a minority interest. For our other investment (Phoenix Digital Solutions, LLC), accounted for under the equity method, we record as part of other income or expense our share of the increase or decrease in the equity of the company in which we have invested. It is possible that, in the future, our relationships and/or our interests in or with this consolidated entity and equity method investee could change. Such potential future changes could result in deconsolidation or consolidation of such entities, as the case may be, which could result in changes in our reported results.

We Have Settled A Legal Dispute Which Could Affect Our Future Results Of Operations And Working Capital Position

We were sued by a co-inventor of the technology underlying our microprocessor patent portfolio with regard to proceeds we received as a consequence of recently signed license agreements. On February 14, 2007, we finalized a settlement of this litigation. This settlement required us to pay the co-inventor $6,400,000 and requires us to pay up to $2,000,000 from the proceeds we receive from future licensing transactions. As of the date of this filing, we have paid $1,164,000 of the $2,000,000 obligation for future licensing transaction proceeds required under the settlement agreement. These payments have resulted, and will result, in a reduction of our net income in the current fiscal year and future quarters until our obligations under the settlement have been fulfilled.

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

Vigorous protection and pursuit of intellectual property rights or positions characterize the fiercely competitive semiconductor industry, which has resulted in significant and often protracted and expensive litigation. Therefore, our competitors and others may assert that our technologies or products infringe on their patents or proprietary rights. Persons we believe are infringing our patents are vigorously defending their actions and have asserted that our patents are invalid. Problems with patents or other rights could increase the cost of our products or delay, preclude new product development and commercialization by us, and limit future license revenue. If infringement claims against us are deemed valid or if our infringement claims are successfully opposed, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions or to defend against infringement claims. We are currently involved in patent litigation in the United States District Court for the Eastern District of Texas (see the Section entitled “Legal Proceedings”). Additionally, opposing parties in the litigation and one other person have petitioned the U. S. Patent and Trademark Office to re-examine certain of our patents. An adverse decision in the litigation or in the re-examination process would have a very significant and adverse effect on our business.

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

The Market For Our Stock Is Subject To Rules Relating To Low-Priced Stock (“Penny Stock”) Which May Limit Our Ability To Raise Capital

Our common stock is currently listed for trading in the National Association of Securities Dealers (“NASD”) Over-The-Counter Bulletin (“OTC”) Board Market and is subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Exchange Act. In general, the penny stock rules apply to non-NASDAQ or non-national stock exchange companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” on behalf of persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document, quote information, broker’s commission information and rights and remedies available to investors in penny stocks. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules, and as a result, the number of broker-dealers willing to act as market makers in such securities is limited. The “penny stock rules,” therefore, may have an adverse impact on the market for our common stock and may affect our ability to raise additional capital if we decide to do so.

Our Share Price Could Decline As A Result Of Short Sales

When an investor sells stock that he does not own, it is known as a short sale. The seller, anticipating that the price of the stock will go down, intends to buy stock to cover his sale at a later date. If the price of the stock goes down, the seller will profit to the extent of the difference between the price at which he originally sold it less his later purchase price. Short sales enable the seller to profit in a down market. Short sales could place significant downward pressure on the price of our common stock. Penny stocks which do not trade on an exchange, such as our common stock, are particularly susceptible to short sales.

Our Future Success Depends In Significant Part Upon The Continued Services Of Our Key Senior Management

Our future success depends in significant part upon the continued services of our key senior management personnel. The competition for highly qualified personnel is intense, and we may not be able to retain our key managerial employees or attract and retain additional highly qualified technical and managerial personnel in the future. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. None of our employees are covered by key man life insurance policies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have one 3,289 square foot office located at 6183 Paseo Del Norte, Suite 180, Carlsbad, California. The facility is leased under a non-cancelable lease through February 2010. The current floor space provides adequate and suitable facilities for all of our corporate functions.

We had one 10,300 square foot office located at 10989 Via Frontera, San Diego, California. The facility was leased under a non-cancelable lease through July 2006.

Scripps Secured Data, Inc. has one 3,364 square foot office located at 2386 Faraday Avenue, Suite 200, Carlsbad, California. The facility is subleased through December 2007. Scripps Secured Data, Inc. also leases office space in Annapolis, Maryland under a lease expiring February 2008.

Scripps Secured Data, Inc. maintains one 8,300 square foot warehouse facility in Anaheim, California. The warehouse is leased on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

Lowell Giffhorn Arbitration

On September 23, 2005, Lowell Giffhorn, a former executive officer and a former director of the Company, submitted a demand for arbitration with the American Arbitration Association related to the termination of Mr. Giffhorn's employment with the Company. Mr. Giffhorn asserts that the termination of his employment with the Company was unlawful, retaliatory, wrongful, violated public policy, violated the covenant of good faith and fair dealing and violated securities laws. Mr. Giffhorn has demanded damages of approximately $4,500,000 (excluding claims for punitive damages and attorneys fees). The Company denies the allegations and believes the claims to be frivolous and totally devoid of merit. The Company has retained litigation counsel and intends to vigorously defend the claims. The amount, if any, of ultimate liability with respect to the foregoing cannot be determined. Despite the inherent uncertainties of litigation, the Company at this time does not believe that Mr. Giffhorn's claim will have a material adverse impact on its financial condition, results of operations, or cash flows.

Patent Litigation

Pursuant to the joint venture that the Company entered into in June 2005 with TPL (in settlement of inventorship/ownership litigation between the parties, and in return for a 50-50 sharing of net licensing and enforcement revenues), the Company granted TPL the complete and exclusive right to enforce and license its microprocessor patent portfolio. The Company then dismissed its patent infringement claims against Fujitsu Computer Systems, Inc. (“Fujitsu”); Matsushita Electric Corporation of America; NEC Solutions (America) Inc. (“NEC”); Sony Electronics Inc. (“Sony”); and Toshiba America Inc., and certain related entities of these defendants which had been pending in the Federal District Court for the Northern District of California. Thereafter, TPL, on behalf of the TPL/Patriot joint venture, filed patent infringement actions against certain of the foregoing defendants (except Sony) and their related entities in the Federal District Court for the Eastern District of Texas, which litigation is currently pending.  Patriot was subsequently joined as a party to the litigation. Litigation is not currently pending with regard to Fujitsu or NEC and certain of NEC’s subsidiaries as listed below.

On August 25 2006, ARM Ltd. and ARM, Inc. intervened as defendants, seeking a declaration of non-infringement of our ‘584 patent with respect to ARM processor cores contained within some alleged infringing chips of other defendants.

In February 2006, a license agreement was entered into with Fujitsu regarding the Company's patent portfolio, and in connection with that transaction, litigation involving Fujitsu and TPL and the Company in both California and Texas was dismissed.

In February 2007, a license agreement was entered into with: NEC Corporation, NEC Corporation of America, Inc., NEC Display Solutions of America, Inc. and NEC Unified Solutions, Inc. In connection with that transaction, the above named defendants, excluding NEC Electronics America, Inc., were dismissed from the lawsuit.

A Claims Construction Hearing was held May 3, 2007 in The United States District Court for the Eastern District of Texas. On June 15, 2007 the court handed down claims construction of the patents-in-suit, the ‘336, ‘148 and ‘584 patents. Based on the claims construction ruling, TPL/Patriot are vigorously proceeding with discovery in respect to the ‘336 and ‘148 patents. However, based on the claims construction ruling as to the ‘584 patent claims of “instruction groups”, TPL/Patriot announced on August 8, 2007, a Stipulation with ARM intended to expedite an appeal of that claims construction. The Stipulation is a declaration of non-infringement by the accused ARM products with respect to the ‘584 patent. This is intended to bolster TPL/Patriot’s efforts in the long run to enforce rights under the ‘584 patent. A mediation is scheduled September 25 - 27, 2007. Trial is scheduled to begin January 7, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our fiscal 2006 Annual Meeting of Shareholders held on April 27, 2007, the following individuals were elected to the Board of Directors of the Company: David H. Pohl, Carlton M. Johnson, Jr., Helmut Falk, Jr., Gloria H. Felcyn and James L. Turley.

The following proposals were approved at our Annual Meeting of Shareholders:

1.	Proposal to ratify management’s selection of KMJ Corbin & Company LLP as the Company’s independent auditors:

Votes For	Votes Against	Votes Abstaining
320,217,254	3,278,468	1,718,217

2. Election of Directors:

Director	Votes For	Votes Abstaining and/or Against
David H. Pohl	318,746,870	6,467,068
Carlton M. Johnson, Jr.	299,466,140	25,747,798
Helmut Falk, Jr.	299,251,900	25,962,038
Gloria H. Felcyn	307,614,966	17,598,972
James L. Turley	312,813,282	12,400,656

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table sets forth the high and low closing bid quotations for our common stock for the fiscal years ended May 31, 2007 and 2006.

	BID QUOTATIONS
	HIGH	LOW
Fiscal Year Ended May 31, 2007
First Quarter	$1.37	$0.79
Second Quarter	$1.18	$0.61
Third Quarter	$0.77	$0.46
Fourth Quarter	$0.70	$0.45

Fiscal Year Ended May 31, 2006
First Quarter	$0.18	$0.11
Second Quarter	$0.15	$0.09
Third Quarter	$0.91	$0.08
Fourth Quarter	$1.96	$0.69

On August 9, 2007 the closing price of our stock was $0.49 and we had approximately 607 shareholders of record. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy

During the fiscal year ended May 31, 2006, we paid a $0.02 per common share dividend on March 22, 2006 and paid a $0.04 per common share dividend on April 24, 2006. During the fiscal year ended May 31, 2007 we paid a $0.02 per common share dividend on April 9, 2007. On February 22, 2007, our Board of Directors adopted a semi-annual dividend payment policy, subject to determination by our Board of Directors that payment of a dividend would be reasonable and prudent in light of our financial condition, other possible applications of our available resources, and relevant business considerations.

Equity Compensation Plan Information

Our stockholders previously approved each of the Company’s 1992, 1996, 2001, 2003 and 2006 Stock Option Plans. The following table sets forth certain information concerning aggregate stock options authorized for issuance under our 1996, 2001, 2003 and 2006 Stock Option Plans as of May 31, 2007. For a narrative description of the material features of the plans, refer to footnote 11 of our consolidated financial statements.

Shares of common stock issuable on the exercise of warrants have not been approved by our stockholders. Additionally, during the year ended May 31, 2007, we issued options to acquire 1,500,000 shares of our common stock at a per share price of $0.165 to an officer outside of the above referenced stock option plans. The sum of these two items have been segregated in the table below under the item “Equity compensation plans not approved by security holders”.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,745,000	$0.46	4,429,000
Equity compensation plans not approved by security holders	13,560,915	$0.11	—
Total	19,305,915		4,429,000

Recent Sale of Unregistered Securities

Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason on Section 4(2) of the Securities Act of 1933, as amended.

On August 14, 2006 warrants to purchase 150,000 shares of our common stock were exercised by an investor for proceeds of $60,000.

The exercises listed below were performed on a cashless basis. By exercising on a cashless basis, the warrant holder authorizes us to withhold from issuance shares of common stock that would otherwise be issuable upon exercise of the warrant which when multiplied by the market price of the common stock as of the date of exercise is equal to the aggregate exercise price. The market price, as defined in the warrant, is the volume weighted average price (“VWAP”) of our common stock during the 10 consecutive trading day period immediately preceding the date of exercise, less the exercise price of the warrant, this product is then divided by the VWAP and the result is multiplied by the number of shares in the warrant to arrive at the net number of shares to issue.

On June 8, 2006 warrants to purchase 1,366,727 shares of our common stock at an exercise price of $0.015 were exercised by an investor on a cashless basis. The number of shares of common stock that would otherwise have been issuable upon the exercise of such warrants was reduced by 17,780, an aggregate value of $17,549, based on a VWAP of $1.153 as of the exercise date. Accordingly, we issued 1,348,947 shares of our common stock upon the exercise.

On June 8, 2006 warrants to purchase 690,211 shares of our common stock at an exercise price of $0.04 were exercised by an investor on a cashless basis. The number of shares of common stock that would otherwise have been issuable upon the exercise of such warrants was reduced by 25,948, an aggregate value of $24,973, based on a VWAP of $1.064 as of the exercise date. Accordingly, we issued 664,263 shares of our common stock upon the exercise.

On October 17, 2006 warrants to purchase 6,951,428 shares of our common stock at an exercise price of $0.03363 were exercised by an investor on a cashless basis. The number of shares of common stock that would otherwise have been issuable upon the exercise of such warrants was reduced by 219,344, an aggregate value of $212,423, based on a VWAP of $1.0658 as of the exercise date. Accordingly, we issued 6,732,084 shares of our common stock upon the exercise.

On October 17, 2006 warrants to purchase 8,035,192 shares of our common stock at an exercise price of $0.0399 were exercised by an investor on a cashless basis. The number of shares of common stock that would otherwise have been issuable upon the exercise of such warrants was reduced by 300,811, an aggregate value of $289,550, based on a VWAP of $1.0658 as of the exercise date. Accordingly, we issued 7,734,381 shares of our common stock upon the exercise.

On October 20, 2006 warrants to purchase 2,692,308 shares of our common stock at an exercise price of $0.015 were exercised by an investor on a cashless basis. The number of shares of common stock that would otherwise have been issuable upon the exercise of such warrants was reduced by 37,916, an aggregate value of $37,382, based on a VWAP of $1.0651 as of the exercise date. Accordingly, we issued 2,654,392 shares of our common stock upon the exercise.

On October 20, 2006 warrants to purchase 2,307,692 shares of our common stock at an exercise price of $0.015 were exercised by an investor on a cashless basis. The number of shares of common stock that would otherwise have been issuable upon the exercise of such warrants was reduced by 32,499, an aggregate value of $32,041, based on a VWAP of $1.0651 as of the exercise date. Accordingly, we issued 2,275,193 shares of our common stock upon the exercise.

On March 19, 2007 warrants to purchase 9,431,137 shares of our common stock at an exercise price of $0.0167 were exercised by an investor on a cashless basis. The number of shares of common stock that would otherwise have been issuable upon the exercise of such warrants was reduced by 247,681, an aggregate value of $241,176, based on a VWAP of $0.6359 as of the exercise date. Accordingly, we issued 9,183,456 shares of our common stock upon the exercise.

On March 19, 2007 warrants to purchase 1,271,106 shares of our common stock at an exercise price of $0.015 were exercised by an investor on a cashless basis. The number of shares of common stock that would otherwise have been issuable upon the exercise of such warrants was reduced by 29,984, an aggregate value of $29,277, based on a VWAP of $0.6359 as of the exercise date. Accordingly, we issued 1,241,122 shares of our common stock upon the exercise.

On May 24, 2007 warrants to purchase 2,142,857 shares of our common stock at an exercise price of $0.035 were exercised by an investor on a cashless basis. The number of shares of common stock that would otherwise have been issuable upon the exercise of such warrants was reduced by 148,251, an aggregate value of $137,994, based on a VWAP of $0.5059 as of the exercise date. Accordingly, we issued 1,994,606 shares of our common stock upon the exercise.

On May 24, 2007 warrants to purchase 4,000,000 shares of our common stock at an exercise price of $0.025 were exercised by an investor on a cashless basis. The number of shares of common stock that would otherwise have been issuable upon the exercise of such warrants was reduced by 197,668, an aggregate value of $187,900, based on a VWAP of $0.5059 as of the exercise date. Accordingly, we issued 3,802,332 shares of our common stock upon the exercise.

Issuer Purchases of Equity Securities

On April 28, 2006 our Board of Directors authorized a stock repurchase program. We commenced the program in July 2006 and plan to repurchase outstanding shares of our common stock on the open market from time to time. We repurchased common stock during the fourth quarter of fiscal year 2007 using available cash resources as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
March 1 - 31, 2007	-	$-	-
April 1 - 30, 2007	502,000	$0.56	502,000
May 1 - 31, 2007	2,186,500	$0.51	2,186,500
Total	2,688,500	$0.52	2,688,500

The repurchase plan has no maximum number of shares and is solely at the discretion of the Board of Directors. The repurchase plan has no set expiration date.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below for the fiscal years ended May 31, 2007, 2006 and 2005, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with the section herein entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below for the fiscal years ended May 31, 2004 and 2003, are derived from our audited consolidated financial statements that are contained in reports previously filed with the Securities and Exchange Commission, not included herein. There are no accounting changes, business combinations or dispositions of business operations, other than the consolidation of SSDI for the fiscal year ended May 31, 2007, that materially affect the comparability of the information provided in the charts below.

Summary Consolidated Financial Information

	Fiscal Years Ended May 31,
Statement of operations data:	2007	2006	2005	2004	2003

Net sales	$638,784	$10,309,709	$2,982,586	$76,417	$123,903
Operating income (loss)	$(14,763,839)	$3,911,640	$87,421	$(1,737,370)	$(2,439,946)
Equity in earnings of affiliated company	$48,965,084	$27,848,363	$—	$—	$—
Net income (loss)	$23,691,187	$28,672,688	$(10,518,704)	$(5,760,883)	$(5,319,821)
Basic income (loss) per common share	$0.06	$0.09	$(0.05)	$(0.04)	$(0.06)
Diluted income (loss) per common share	$0.06	$0.07	$(0.05)	$(0.04)	$(0.06)
Weighted average number of common shares outstanding - basic	378,036,989	316,100,499	222,495,047	139,767,276	93,791,470
Weighted average number of common shares outstanding - diluted	413,599,373	412,963,173	222,495,047	139,767,276	93,791,470
Cash dividends declared and paid per share	$0.02	$0.06	$—	$—	$—

	May 31,
Balance sheet data:	2007	2006	2005	2004	2003

Cash and cash equivalents	$21,605,428	$3,984,240	$591,426	$355,940	$32,663
Total assets	$34,414,629	$12,071,667	$3,724,034	$926,228	$465,234
Long-term obligations	$12,222,944	$-	$9,320,654	$6,102,669	$3,782,997
Total liabilities	$14,243,738	$1,244,116	$10,964,418	$6,650,711	$5,369,559
Stockholders’ equity (deficit)	$20,170,891	$10,827,551	$(7,240,384)	$(5,724,483)	$(4,904,325)

	Fiscal Quarters Ended
Quarterly statement of operations data for	August 31,	November 30,	February 28,	May 31,
fiscal 2007 (Unaudited):	2006	2006	2007	2007
Net sales	$26,375	$18,500	$22,175	$571,734
Gross profit	$26,375	$18,500	$22,175	$252,360
Net income (loss)	$5,990,273	$(1,881,998)	$9,617,559	$9,965,353
Basic income (loss) per common share	$0.02	$—	$0.03	$0.03
Diluted income (loss) per common share	$0.01	$—	$0.02	$0.02
Weighted average number of common shares outstanding - basic	368,837,051	378,817,682	381,031,577	387,903,643
Weighted average number of common shares outstanding - diluted	420,646,769	378,817,682	410,747,949	407,392,062
Cash dividends declared and paid per share	$-	$-	$0.02	$-

	Fiscal Quarters Ended
Quarterly statement of operations data for	August 31,	November 30,	February 28,	May 31,
fiscal 2006 (Unaudited):	2005	2005	2006	2006
Net sales	$10,010,070	$10,202	$276,800	$12,637
Gross profit	$10,010,070	$10,202	$173,449	$12,637
Net income (loss)	$7,504,552	$(100,338)	$23,488,416	$(2,219,940)
Basic income (loss) per common share	$0.03	$—	$0.08	$ (0.01)
Diluted income (loss) per common share	$0.02	$—	$0.06	$(0.01)
Weighted average number of common shares outstanding - basic	291,335,488	303,431,364	307,933,709	316,822,515
Weighted average number of common shares outstanding - diluted	367,216,524	303,431,364	404,508,397	316,822,515
Cash dividends declared and paid per share	$-	$-	$0.02	$0.04

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS CONCERNING FUTURE EVENTS AND PERFORMANCE OF OUR COMPANY. YOU SHOULD NOT RELY ON THESE FORWARD-LOOKING STATEMENTS, BECAUSE THEY ARE ONLY PREDICTIONS BASED ON OUR CURRENT EXPECTATIONS AND ASSUMPTIONS. MANY FACTORS COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THESE FORWARD-LOOKING STATEMENTS. YOU SHOULD REVIEW CAREFULLY THE FACTORS IDENTIFIED IN THIS REPORT AS SET FORTH BELOW AND UNDER THE CAPTION “RISK FACTORS.” WE DISCLAIM ANY INTENT TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT ACTUAL EVENTS OR DEVELOPMENTS.

OVERVIEW

In June 2005, we entered into a series of agreements with Technology Properties Limited, Inc. (“TPL”) and others to facilitate the pursuit of infringers of our intellectual property. We intend to continue our joint venture with TPL to pursue license agreements with infringers of our technology. We believe that utilizing the option of working through TPL, as compared to creating and using a Company licensing team for those activities, avoids a competitive devaluation of our principal assets and is a prudent way to achieve the desired results as we seek to obtain fair value from users of our intellectual property.

During the fiscal year ended May 31, 2006, we finalized an agreement for the licensing of our technology with Intel Corporation. During the fiscal years ended May 31, 2006 and 2007, the joint venture entered into licensing agreements with Hewlett-Packard, Fujitsu, Casio, Nikkon, Sony, Seiko Epson, Pentax, Olympus, Kenwood, Agilent Technologies, Schneider Electric, Lexmark, NEC, Funai Electric, SanDisk, Sharp and Nokia through our joint venture entity, Phoenix Digital Solutions, LLC (“PDS”). We believe that these agreements represent validation of our position that our intellectual property was and is being infringed by major manufacturers of microprocessor technology. We believe the early stage agreements demonstrate the potential value of our intellectual property in that they are "arms length" transactions with major electronics manufacturers.

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

Our investee recognizes revenue upon receipt of the license proceeds from the licensee at which time all obligations of the investee have been performed under the license agreements.

Our consolidated variable interest entity recognizes revenue upon shipment of its product and recognizes revenue on its short-term installation contracts as time and materials costs are incurred.

2.    Assessment of Contingent Liabilities

We are involved in various legal matters, disputes, and patent infringement claims which arise in the ordinary course of our business. We accrue for estimated losses at the time when we can make a reliable estimate of such loss and it is probable that it has been incurred. By their very nature, contingencies are difficult to estimate. We continually evaluate information related to all contingencies to determine that the basis on which we have recorded our estimated exposure is appropriate.

3.    Stock Options and Warrants

We account for equity issuances to non-employees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation , and Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

On June 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors related to our stock option plans based on estimated fair values. We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of our fiscal year 2007. Our consolidated financial statements for the year ended May 31, 2007 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations for the year ended May 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the year ended May 31, 2007 of 5% was based on historical forfeiture experience and estimated future employee forfeitures. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, we accounted for forfeitures as they occurred.

Employee stock-based compensation expense recognized under SFAS No. 123(R) for year ended May 31, 2007 was approximately $2,356,000, determined by the Black-Scholes valuation model.

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

6.    Patents and Trademarks

We carry our patents and trademarks at cost less accumulated amortization and we amortize the patents over their estimated useful lives of four years. We periodically review the carrying value of the patents and trademarks for impairment and recognize impairment when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.

7.    Income Taxes

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that a substantial majority of the deferred tax assets recorded on our balance sheet will ultimately be recovered. However, should there be a change in our ability to recover the deferred tax assets; the tax provision would increase in the period in which we determined that the recovery was not probable.

8.    Investment in Affiliated Company

We have a 50% interest in PDS. We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statement of operations in the caption “Equity in earnings of affiliated company”.

We review our investment to determine whether events or changes in circumstances indicate that our carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near term prospects of the investee. If a decline in value is deemed to be other than temporary, we would recognize an impairment loss.

9.    Variable Interest Entity

We own 100% of the preferred stock of Scripps Secured Data, Inc. (“SSDI”). On March 27, 2007 we entered into an 18 month revolving line of credit with SSDI for a maximum amount of $500,000. The line of credit caused us to have a variable interest in SSDI, a variable interest entity, and we have determined that we are the primary beneficiary as we absorb more than half of the variable interest entity’s expected losses. FIN46(R), Consolidation of Variable Interest Entities, requires us to consolidate SSDI as long as we are deemed to be the primary beneficiary.

We reevaluate our primary beneficiary position at each of our balance sheet dates using the guidance in FIN46(R). If we are no longer deemed to be the primary beneficiary of the variable interest entity, we will discontinue consolidation.

RESULTS OF OPERATIONS

Comparison of fiscal 2007 and 2006

Our revenues declined from approximately $10,310,000 for the fiscal year ended May 31, 2006 to approximately $639,000 for the fiscal year ended May 31, 2007. Our revenue amounts do not include approximately $27,848,000 and approximately $48,965,000 in income resulting from our investment in Phoenix Digital Solutions, LLC for the fiscal years ended May 31, 2006 and May 31, 2007, respectively. In the first quarter of the 2006 fiscal year we entered into an agreement with Intel Corporation licensing our intellectual property, in connection with which we received a one-time payment of $10,000,000. The license revenue was recognized during the 2006 fiscal year. In addition, product sales amounting to approximately $310,000 were also recorded during the 2006 fiscal year in connection with communications products that we no longer market. Inventory associated with the sales of these communications products was carried at zero value. Cost of sales of approximately $103,000 consisted of payments made to subcontractors for materials and labor in connection with the product sales. During the fourth quarter of the 2007 fiscal year we recorded sales amounting to approximately $559,000 by our consolidated variable interest entity, SSDI with cost of sales amounting to approximately $308,000. Also during the 2007 fiscal year we recognized maintenance fee revenues totaling approximately $25,000 in connection with an agreement with AMD Corporation during the 2005 fiscal year. The agreement called for maintenance fees totaling $100,000 connected with a license agreement for our Ignite technology; the license fee revenue is being recognized as revenue evenly over the four year period of the license. In addition during the 2007 fiscal year, we recorded sales of approximately $55,000 from the sale of microprocessor chips that we no longer market. Inventory associated with the sales of these microprocessor chips is carried at zero value.

Research and development expenses for the fiscal year ended May 31, 2006 amounted to approximately $226,000. Expenses related to salaries, benefits, training and other employee expenses amounted to approximately $152,000 for the 2006 fiscal year. Consultants related to research and development activities amounted to approximately $64,000 for the 2006 fiscal year and remaining expenses of approximately $10,000 connected with travel and overhead costs supporting research and development activities during the 2006 fiscal year. Research and development activities were terminated during the 2006 fiscal year and no such costs were incurred during the 2007 fiscal year.

Selling, general and administrative expenses increased from approximately $4,151,000 for the fiscal year ended May 31, 2006 to approximately $7,559,000 for the fiscal year ended May 31, 2007. Legal and accounting related expenses increased by approximately $847,000 for the fiscal year ended May 31, 2007 compared with the fiscal year ended May 31, 2006 related to legal and accounting matters in connection with the restatement of our financial statements for the fiscal years 2005, 2004, 2003 and 2002 as well as the quarterly reports for the periods ended August 31, 2005 and February 28, 2006 and our required compliance with Sarbanes-Oxley regulations. Legal expenses related to a dispute with a former officer as well as other legal proceedings involving a co-inventor of a portion of our technology and other legal expenses connected with SSDI contributed to the increase in legal expenses for the 2007 fiscal year. Salary costs and related expenses included non-cash expenses associated with the fair value of options granted during the fiscal year ended May 31, 2007 in accordance with SFAS No. 123(R). On June 5, 2006, 1,500,000 options were granted to our former chief executive officer resulting in non-cash compensation expense amounting to approximately $1,527,000. On October 23, 2006, 230,000 options were granted to employees resulting in non-cash compensation expense of approximately $184,000. On February 9, 2007, 1,070,000 options were granted to employees and directors resulting in non-cash compensation expense of $584,000. Additional non-cash compensation for the fiscal year ended May 31, 2007 amounted to $61,000 for vesting of employee stock options in accordance with SFAS No. 123(R). No such compensation expense was incurred for the 2006 fiscal year. Other salary expenses increased by approximately $398,000 for the fiscal year ended May 31, 2007 as compared with the fiscal year ended May 31, 2006 including approximately $223,000 in salaries and related expenses for SSDI during the fourth quarter of the 2007 fiscal year. Salary expenses for the parent company including expenses connected with bonuses and 401(k) employer matching of salaries increased by approximately $175,000 in the 2007 fiscal year as compared with the 2006 fiscal year. Marketing related expenses decreased by approximately $139,000 for the fiscal year ended May 31, 2007 as compared with the fiscal year ended May 31, 2006 as product marketing activities were largely discontinued. Public and investor relations expenses increased by approximately $165,000 for the fiscal year ended May 31, 2007 as compared with the 2006 fiscal year as a result of a change in our public relations firm and one-time contracts with investor relations consultants. Insurance expense increased by approximately $158,000 for the fiscal year ended May 31, 2007 as compared with the 2006 fiscal year primarily as a result of increased costs of directors and officers insurance coverage. Travel and related expenses for the 2007 fiscal year increased by approximately $44,000 as expenses for SSDI were combined with travel expenses for the parent company which increased due to travel to attend various lawsuit mediations.

Settlement and license expenses amounting to approximately $1,918,000 were recorded during the year ended May 31, 2006 in connection with the agreements involving the formation of a joint venture and, separately, a license agreement with Intel Corporation. The expenses consisted of both cash and non-cash elements related to incremental, direct costs of completing the transactions. In connection with the transactions, it was necessary for us to obtain the consent of certain debenture and warrant holders. The necessary consents, together with certain warrants held by the debenture holders and the release of their security interests in our intellectual property, were obtained in exchange for cash, new warrants and repriced warrants. The expenses resulted primarily from cash payments to debt holders of approximately $1,300,000, to co-owners of various intellectual property assets of approximately $960,000 and to a committee of our board of directors of approximately $170,000. Non-cash expenses totaled approximately $82,000 and resulted primarily from the incremental value of the effect of repricing various warrants and granting other warrants in excess of the expense previously recognized for warrants granted to these security holders. Offsetting the non-cash expenses were non-cash benefits from the reconveyance of warrants, amounting to approximately $622,000. During the fiscal year ended May 31, 2007, we recorded $7,525,000 of settlement and license expense relating to the mediation agreement with Russell H. Fish III (“Fish”) (see Note 6 to our consolidated financial statements for more information).

Our other income and expenses for the fiscal year ended May 31, 2007 included equity in the earnings of PDS. The investment is accounted for in accordance with the equity method of accounting for investments. Our investment in the joint venture for the fiscal year ended May 31, 2007 provided income after expenses in the amount of approximately $48,965,000 resulting from licensing agreements for our intellectual property with Sony, Nikon, Seiko Epson, Pentax, Olympus, Kenwood, Agilent, Lexmark, Schneider Electric, NEC Corporation and its selected subsidiaries, Funai Electric, SanDisk, Sharp Corporation and Nokia for one time payments. Our investment in the joint venture provided net income after expenses in the amount of approximately $27,848,000 for the fiscal year ended May 31, 2006. Total other income and expense for the fiscal year ended May 31, 2007 amounted to net other income of approximately $49,210,000 compared with total other income and expense for the fiscal year ended May 31, 2006 of net other income amounting to approximately $24,761,000. Changes in the fair value of warrant and derivative liabilities amounted to net other expense for the fiscal year ended May 31, 2006 of approximately $2,457,000 with no corresponding amount for the fiscal year ended May 31, 2007 as all convertible debt had been retired in prior fiscal periods. Non-cash adjustments to interest expense for the 2006 fiscal year amounted to expenses of approximately $471,000 resulting from amortization of debt discount and conversion of the remaining debentures. During the 2006 fiscal year we recorded a loss on debt extinguishment of $445,000 related to the 7,000,000 warrants issued to a debenture holder as consideration for entering into the reset agreements. Interest income and other income increased from approximately $330,000 for the fiscal year ended May 31, 2006 to approximately $715,000 for the fiscal year ended May 31, 2007 as interest bearing account balances increased from cash received as distributions from our investment in PDS. During the fiscal year ended May 31, 2007 we recorded an impairment charge on the value of our note receivable from Holocom Networks, Inc. of approximately $340,000. Also, we recorded an impairment charge of approximately $127,000 on the carrying value of SSDI, the successor company to Holocom Networks, Inc., prior to the March 27, 2007 consolidation of the VIE (see Note 8 to our consolidated financial statements for more information).

Our provision for income taxes was approximately $10,755,000 for the year ended May 31, 2007 due to recognition of deferred taxes of approximately $9,783,000 and a current tax liability of approximately $972,070. The increase in deferred taxes was due to the release of the valuation allowance as we determined that we would utilize our net operating loss carryforwards and other deferred tax assets due to our share of income from PDS. At May 31, 2007 we have utilized all of our state net operating loss carryforwards of approximately $17,822,000 and utilized approximately $29,090,000 of our federal net operating loss carryforwards.

Comparison of fiscal 2006 and 2005

Our total revenues increased from approximately $2,983,000 for the fiscal year ended May 31, 2005 to approximately $10,310,000 (which amount does not include approximately $27,848,000 in income resulting from our investment in PDS) for the fiscal year ended May 31, 2006. In the third quarter of fiscal year 2005 we entered into an agreement with AMD Corporation that granted licenses for our Ignite microprocessor and for our patent portfolio of microprocessor technologies. The Ignite license called for payments totaling $1,220,000 with $300,000 paid upon closing of the agreement, $292,500 to be paid in the fourth quarter of fiscal 2005 and the remaining balance to be paid during fiscal 2006. The revenues associated with the Ignite license were all recognized in fiscal 2005. The agreement also called for a maintenance fee totaling $100,000 connected with the Ignite license. That fee is considered to support the Ignite license over a period of four years and is being recognized as revenue evenly over the four year period. The Ignite license contains provisions for royalties based upon deliveries of products using the technology. However we cannot make reliable projections of quantities or the timing of shipments that could lead to royalty payments resulting from this agreement. The agreement with AMD also included a non-exclusive license for our portfolio of intellectual property. A one-time license fee amounting to $1,730,000 was agreed upon with four equal payments of $432,500 to be paid during fiscal 2005 and 2006. The entire amount of the license fee was recognized as revenue in fiscal 2005. In June 2005, we entered into an agreement with Intel Corporation licensing our intellectual property, in connection with which we received a one-time payment of $10,000,000. The license revenue was recognized during fiscal 2006. In connection with entering into the agreement with Intel Corporation, we entered into an agreement with the co-owner of our patented technologies, through which we settled all legal disputes between us and agreed to jointly pursue others who have infringed upon our joint rights. Product sales amounting to approximately $310,000 were also recorded during the 2006 fiscal year in connection with communications products that we no longer market. Inventory associated with the sales of these communications products is carried at zero value. Cost of sales of approximately $103,000 consists of payments made to sub contractors for materials and labor in connection with the products sales. Sales of communications and microprocessor products that have been discontinued amounted to approximately $25,000 for the 2005 fiscal year.

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

Settlement and license expenses amounting to approximately $1,918,000 were recorded during the fiscal year May 31, 2006 in connection with the agreements involving the formation of a limited liability company and, separately, a license agreement with Intel Corporation. The expenses consisted of both cash and non-cash elements related to incremental, direct costs of completing the transactions. In connection with the transactions, it was necessary for us to obtain the consent of certain debenture and warrant holders. The necessary consents, together with certain warrants held by the debenture holders and the release of their security interests in our intellectual property, were obtained in exchange for cash, new warrants and repriced warrants. The expenses resulted primarily from cash payments to debt holders of approximately $1,328,000, to co-owners of various intellectual property assets of approximately $960,000 and to a committee of our board of directors of approximately $170,000. Non-cash expenses totaled approximately $82,000 and resulted primarily from the incremental value of the effect of repricing various warrants and granting other warrants in excess of the expense previously recognized for warrants granted to these security holders. Offsetting the non-cash expenses were non-cash benefits to us from the reconveyance of warrants, amounting to approximately $622,000.

Our other income and expenses for the fiscal year ended May 31, 2006 included equity in the earnings of PDS, a joint venture entity. The investment is accounted for in accordance with the equity method of accounting for investments. Our investment in the joint venture for the fiscal year ended May 31, 2006 provided income in the amount of approximately $27,848,000 resulting from licensing agreements for our intellectual property with Hewlett-Packard, Fujitsu and Casio for one time payments. Total other income and expense for the fiscal year ended May 31, 2006 amounted to approximately $24,761,000 compared with total other income and expense for the fiscal year ended May 31, 2005 of net expenses amounting to approximately $10,606,000. Changes in the fair value of warrant and derivative liabilities amounted to net expense in the 2005 fiscal year of approximately $7,564,000 and net expense of approximately $2,457,000 in the 2006 fiscal year. Expenses were incurred during the 2006 fiscal year of approximately $445,000 in connection with debt extinguishment and no such expenses were incurred during the 2005 fiscal year. Interest expense amounted to approximately $3,082,000 for the 2005 fiscal year and approximately $517,000 for the 2006 fiscal year. The non-cash portion of interest expense amounted to approximately $2,941,000 for the 2005 fiscal year and approximately $471,000 for the 2006 fiscal year associated primarily with convertible debenture debt discount amortization and write-off of debt discount upon conversion of convertible debentures. Interest income and other income increased from approximately $56,000 for the 2005 fiscal year to approximately $330,000 for the 2006 fiscal year, as interest bearing account balances increased from license revenues. Gain on sale of assets amounted to approximately $4,000 for the 2005 fiscal year and approximately $3,000 for the 2006 fiscal year. Unrealized loss on marketable securities amounted to approximately $21,000 for the 2005 fiscal year and $1,000 for the 2006 fiscal year.

Our net income for the fiscal year ended May 31, 2006 amounted to approximately $28,673,000 compared with a loss of approximately $10,519,000 for the fiscal year ended May 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash, marketable securities and short-term investment balances increased from approximately $7,503,000 as of May 31, 2006 to approximately $25,955,000 as of May 31, 2007. We also have restricted cash balances amounting to approximately $100,000 as of May 31, 2006 and approximately $102,000 as of May 31, 2007. Total current assets increased from approximately $8,015,000 as of May 31, 2006 to approximately $31,399,000 as of May 31, 2007. Total current liabilities amounted to approximately $1,244,000 and approximately $2,021,000 as of May 31, 2006 and May 31, 2007, respectively. The improvement in the Company’s current position as of May 31, 2007 as compared with the previous year primarily results from increased licensing revenues received from our equity investee during the 2007 fiscal year.

Cash Flows From Operating Activities

Cash used in operating activities for the fiscal year ended May 31, 2007 was approximately $14,151,000 as compared with cash provided by operating activities for the fiscal year ended May 31, 2006 of approximately $6,474,000. The principal components of the current year amount were: net income of approximately $23,691,000 adjusted for: non-cash charges of approximately $2,359,000 related to issuance and vesting of stock options and warrants, trade payables and accrued expenses of approximately $1,122,000 primarily relating to: the inclusion of the trade payables of our consolidated variable interest entity of approximately $147,000, inclusion of the accrued expenses of our consolidated variable interest entity of approximately of $173,000 and royalties payable of $797,000 and approximately $9,783,000 of deferred taxes. These increases were partially offset by: the equity in earnings of our investee of approximately $48,965,000, and an increase in refundable income taxes of approximately $2,071,000.

Cash provided by operating activities for the fiscal year ended May 31, 2006 was approximately $6,474,000 as compared with cash used in operating activities for the fiscal year ended May 31, 2005 of approximately $628,000. The principal components were: net income of approximately $28,673,000 adjusted for: the change in fair value of warrant and derivative liabilities of approximately $2,457,000 and license fees received from AMD of $2,000,000. These increases were partially offset by the equity in earnings of our investee of approximately $27,848,000.

Cash Flows From Investing Activities

Cash provided by investing activities increased to approximately $48,529,000 for the fiscal year ended May 31, 2007 from approximately $21,121,000 for the fiscal year ended May 31, 2006. The increase was primarily due to distributions of approximately $50,034,000 we received from our investment in an affiliate offset by cash used of approximately $830,000 in net purchases of short-term investments and an issuance of a line of credit of approximately $590,000 to Holocom Networks, Inc.

Cash provided by investing activities for the fiscal year ended May 31, 2006 was approximately $21,121,000 as compared to cash used in investing activities of approximately $893,000 for the fiscal year ended May 31, 2005. The increase was primarily due to distributions of approximately $25,895,000 we received from our investment in an affiliate offset by cash used of approximately $2,000,000 to invest in our affiliate and approximately $2,805,000 in net purchases of short-term investments. Cash used in the fiscal year ended May 31, 2005 primarily consisted of purchases of short-term investments.

Cash Flows From Financing Activities

Cash used in financing activities for the fiscal year ended May 31, 2007 was approximately $16,757,000 as compared to approximately $24,202,000 for the fiscal year ended May 31, 2006 primarily due to payments of approximately $8,115,000 in cash dividends to our common shareholders and qualifying warrant holders for fiscal year 2007 as compared to approximately $24,698,000 in cash dividends paid for fiscal year 2006, and approximately $8,832,000 paid to repurchase shares of our common stock for treasury in fiscal year 2007. The cash used in fiscal 2007 was partially offset by cash received of approximately $214,000 from the exercise of common stock options and warrants.

Cash used in financing activities for the fiscal year ended May 31, 2006 was approximately $24,202,000 as compared to cash provided by financing activities of approximately $1,757,000 for the fiscal year ended May 31, 2005. Cash used in fiscal year 2006 consisted primarily of approximately $24,698,000 in cash dividends to our common shareholders and qualifying warrant holders, and approximately $252,000 paid to repurchase warrants. The cash used in fiscal year 2006 was partially offset by proceeds received of approximately $851,000 from the exercise of common stock options and warrants. Cash provided by financing activities in fiscal year 2005 consisted primarily of approximately $1,765,000 from the exercise of common stock options and warrants, issuance of common stock and issuance of convertible debentures, offset by payments for capital lease obligations of approximately $8,000.

Capital Resources

Our current position as of May 31, 2007 is expected to provide the funds necessary to support our operations through the fiscal year ended May 31, 2008.

MANAGEMENT OUTLOOK

During recent years we have relied upon financing activities to provide the funds necessary for our operations. The number of shares of our common stock outstanding increased from 171,156,363 at May 31, 2004 to 366,199,765 at May 31, 2006, largely as a result of financing activities including sales of common stock, the issuance of convertible debentures and notes payable and related conversions and exercises of common stock warrants. Beginning in fiscal year 2006, we were able to finance operations utilizing distributions we received from PDS.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

A summary of our outstanding contractual obligations at May 31, 2007 is as follows:

Contractual Cash Obligations	Total Amounts Committed	1-3 Years

Operating leases - facilities	$229,644	$229,644

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect to adopt FIN 48 on June 1, 2007. We are currently assessing the impact the adoption of FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals and expands disclosures about fair value measurements.  The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements.  The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.  Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements.  The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We expect to adopt SFAS No. 157 on June 1, 2008.  We are currently assessing the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this statement did not have a significant impact on our consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This Statement does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007. We are in the process of evaluating the provisions of the statement, but do not anticipate that the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary objective of our investment activities is to maintain surplus cash in accounts that provide a high level of funds accessibility in large, respected financial institutions with asset safety as a primary consideration. Accordingly, we maintain our cash, cash equivalents and short-term investments with high quality financial institutions. Amounts deposited with these institutions may exceed federal depository insurance limits.

We maintain our marketable securities and short term investments in institutional money market accounts. In general, money market funds are not subject to interest rate risk because the interest paid on these funds fluctuates with the prevailing interest rate.

Our commercial checking account is linked to a sweep account. This sweep account is maintained by our financial institution in an offshore account located in the Cayman Islands. This sweep account is a deposit liability of our financial institution, the funds are not insured by the Federal Deposit Insurance Corporation (FDIC), in liquidation the funds have a lesser preference than deposits held in the United States, and the funds are subject to cross-border risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item begin on page F-1 with the index to consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report, have concluded that, based on such evaluation, as of May 31, 2007 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC‘s rules and forms. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fourth fiscal quarter ended May 31, 2007, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework , our management concluded that our internal control over financial reporting was effective as of May 31, 2007.

We have not evaluated the internal controls of the consolidated entity Scripps Secured Data, Inc. (SSDI), a variable interest entity. Furthermore, management's conclusion regarding the effectiveness of its internal control over financial reporting does not extend to the internal controls of SSDI.

SSDI was consoliated pursuant to FIN 46(R), and, as such, management has been unable to assess the effectiveness of SSDI's internal control due to the fact that management does not have the right or authority to assess, dictate or modify the controls of SSDI at this time. SSDI was consolidated on March 27, 2007, with its financial statements reflecting total assets and revenues constituing 1.9% and 87.4% respectively, of the related consolidated financial statement amounts as of and for the year ended May 31, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Patriot Scientific Corporation

We have audited Patriot Scientific Corporation’s (the "Company") internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Management's assessment that the Company maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by COSO, is included in the accompanying Management's Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Scripps Secured Data, Inc., a variable interest entity, which was consolidated on March 27, 2007 and whose financial statements reflect total assets and revenues constituting 1.9% and 87.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended May 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at Scripps Secured Data, Inc.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Patriot Scientific Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patriot Scientific Corporation as of May 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 2007 and our report dated August 14, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KMJ Corbin & Company LLP
Irvine, California
August 14, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act, and Corporate Governance is incorporated by reference to the information contained in our definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting of Shareholders.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding Director Compensation, Report of the Compensation Committee, Compensation Discussion and Analysis and Executive Compensation is incorporated by reference to the information contained in our 2007 definitive proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated by reference to the information contained in our 2007 definitive proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding Certain Relationships and Related Transactions and Corporate Governance is incorporated by reference to the information contained in our 2007 definitive proxy statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding Principal Accounting Fees and Services is incorporated by reference to the information contained in our 2007 definitive proxy statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as a part of this Report:

1.	Financial Statements. The following consolidated financial statements and Report of Independent Registered Public Accounting Firm are included starting on page F-1 of this Report:

Patriot Scientific Corporation

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2007 and 2006

Consolidated Statements of Operations for the Years Ended May 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the Years Ended May 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended May 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Phoenix Digital Solutions, LLC

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Balance Sheets as of May 31, 2007 and 2006

Statements of Operations for the Years Ended May 31, 2007 and 2006

Statement of Members’ Equity for the Years Ended May 31, 2007 and 2006

Statements of Cash Flows for the Years Ended May 31, 2007 and 2006

Notes to Financial Statements

2.
Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

3.
Exhibits. Those exhibits marked with a (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list. Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements.

Exhibit No.	Document
2.1	Agreement to Exchange Technology for Stock in the Company, incorporated by reference to Exhibit 2.1 to Form 8-K dated August 10, 1989 (Commission file No. 33-23143-FW)
2.2
Assets Purchase Agreement and Plan of Reorganization dated June 22, 1994, among the Company, nanoTronics Corporation and Helmut Falk, incorporated by reference to Exhibit 10.4 to Form 8-K dated July 6, 1994 (Commission file No. 000-22182)

2.2.1
Amendment to Development Agreement dated April 23, 1996 between the Company and Sierra Systems, incorporated by reference to Exhibit 2.2.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed April 29, 1996 (Commission file No. 333-01765)

2.3
Form of Exchange Offer dated December 4, 1996 between the Company and certain shareholders of Metacomp, Inc., incorporated by reference to Exhibit 2.3 to Form 8-K filed January 9, 1997 (Commission file No. 000-22182)

2.4
Letter of Transmittal to Accompany Shares of Common Stock of Metacomp, Inc. Tendered Pursuant to the Exchange Offer Dated December 4, 1996, incorporated by reference to Exhibit 2.4 to Form 8-K filed January 9, 1997 (Commission file No. 000-22182)

3.1
Original Articles of incorporation of the Company’s predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, (Commission file No. 33-23143-FW)

3.2
Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18, (Commission file No. 33-23143-FW)

3.3
Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 24, 1992, incorporated by reference to Exhibit 3.3 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.3.1
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to Form 10-KSB for the fiscal year ended May 31, 1995 (Commission file No. 000-22182)

3.3.2
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on June 24, 1997, incorporated by reference to Exhibit 3.3.2 to Form 10-KSB for the fiscal year ended May 31, 1997, filed July 18, 1997 (Commission file No. 000-22182)

3.3.3
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 28, 2000, incorporated by reference to Exhibit 3.3.3 to Registration Statement on Form S-3 filed May 5, 2000 (Commission file No. 333-36418)

3.3.4
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on May 6, 2002, incorporated by reference to Exhibit 3.3.4 to Registration Statement on Form S-3 filed June 27, 2002 (Commission file No. 333-91352)

3.3.5
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on October 16, 2003, incorporated by reference to Exhibit 3.3.5 to Registration Statement on Form SB-2 filed May 21, 2004 (Commission file No. 333-115752)

3.4
Articles and Certificate of Merger of Patriot Financial Corporation into the Company dated May 1, 1992, with Agreement and Plan of Merger attached thereto as Exhibit A, incorporated by reference to Exhibit 3.4 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.5	Certificate of Merger issued by the Delaware Secretary of State on May 8, 1992, incorporated by reference to Exhibit 3.5 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.6	Certificate of Merger issued by the Colorado Secretary of State on May 12, 1992, incorporated by reference to Exhibit 3.6 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.7	Bylaws of the Company, incorporated by reference to Exhibit 3.7 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

4.1	Specimen common stock certificate, incorporated by reference to Exhibit 4.1 Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

4.2†
1996 Stock Option Plan of the Company dated March 25, 1996 and approved by the Shareholders on May 17, 1996, incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 filed May 23, 1996 (Commission file No. 333-01765)

4.3†	2001 Stock Option Plan of the Company dated February 21, 2001 incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-8 filed March 26, 2001 (Commission file No. 333-57602)

4.4†	2003 Stock Option Plan of the Company dated July 2, 2003 incorporated by reference to Exhibit 4.27 to Registration Statement on Form S-8 filed September 4, 2003 (Commission file No. 333-108489)

4.5†	2006 Stock Option Plan of the Company dated March 31, 2006 incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-8 filed June 20, 2006 (Commission file No. 333-135156)

4.6
Approval Rights Agreement and Termination of Antidilution Agreement and Addendum to Warrants dated October 10, 2006, incorporated by reference to Exhibit 4.29 to Form 10-KSB for the fiscal year ended May 31, 2006, filed on October 13, 2006 (Commission file No. 000-22182)

10.1
IGNITE License Agreement with Advanced Micro Devices, Inc., dated February 21, 2005, incorporated by reference to Exhibit 10.38 to Form 10-KSB for the fiscal year ended May 31, 2006, filed on October 13, 2006 (Commission file No. 000-22182)

10.2
Patent Portfolio License Agreement with Advanced Micro Devices, Inc., dated February 21, 2005, incorporated by reference to Exhibit 10.39 to Form 10-KSB for the fiscal year ended May 31, 2006, filed on October 13, 2006 (Commission file No. 000-22182)

10.3
Master Agreement, dated as of June 7, 2005, by and among the Company, Technology Properties Limited Inc., a California corporation and Charles H. Moore, an individual, incorporated by reference to Exhibit 10.40 to Form 8-K filed June 15, 2005 (Commission file No. 000-22182)

10.4
Commercialization Agreement dated as of June 7, 2005 by and among the JV LLC, Technology Properties Limited Inc., a California corporation, and the Company, incorporated by reference to Exhibit 10.41 to Form 8-K filed June 15, 2005 (Commission file No. 000-22182)

10.5
Limited Liability Company Operating Agreement of JV LLC, a Delaware limited liability company, dated as of June 7, 2005, incorporated by reference to Exhibit 10.42 to Form 8-K filed June 15, 2005 (Commission file No. 000-22182)

10.6†
Agreement for Part-Time Employment dated August 3, 2005 between the Company and Thomas J. Sweeney, incorporated by reference to Exhibit 99.3 to Form 8-K filed August 9, 2005 (Commission file No. 000-22182)

10.7
Settlement Agreement dated February 13, 2007 by and among the Company, Russell H. Fish, III and Robert C. Anderson as trustee of the Fish Family Trust incorporated by reference to Exhibit 10.45 to Registration Statement en Form SB-2 filed March 21, 2007 (Commission file No. 333-134362)

10.8†	Employment Agreement dated June 5, 2007 by and between the Company and James Turley, incorporated by reference to Exhibit 10.1 to Form 8-K filed June 8, 2007 (Commission file No. 000-22182)

14.1	Code of Ethics for Senior Financial Officers incorporated by reference to Exhibit 14.1 to Form 10-K for the fiscal year ended May 31, 2003, filed August 29, 2003 (Commission file No. 000-22182)

21.1	List of subsidiaries of the Company incorporated by reference to Exhibit 21.1 of the Company’s annual report on Form 10-KSB filed October 13, 2006 (Commission file No. 000-22182)

23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of James L. Turley, CEO, pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Thomas J. Sweeney, CFO, pursuant Rule 13a-14(a)/15d-14(a)
32.1*	Certification of James L. Turley, CEO, pursuant to Section 1350
32.2*	Certification of Thomas J. Sweeney, CFO, pursuant to Section 1350
99.1	Form of ISO Plan Option (Gaspar) dated May 29, 1992, incorporated by reference to Exhibit 28.2 to registration statement on Form SB-2, 1996 (Commission file No. 33-57858)
99.2	Form of NSO Plan Option (Berlin) dated May 29, 1992, incorporated by reference to Exhibit 28.3 to registration statement on Form SB-2, 1996 (Commission file No. 33-57858)
99.3
Form of Incentive Stock Option Agreement to the Company’s 1996 stock Option Plan (individual agreements differ as to number of shares, dates, prices and vesting), incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 filed May 23, 1996 (Commission file No. 333-01765)

99.4
Form of Non-Qualified Stock Option Agreement to the Company’s 1996 Stock Option Plan (individual agreement differ as to number of shares, date, prices and vesting), incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 filed May 23, 1996 (Commission file No. 333-01765)

99.5	Press Release of the Company dated November 4, 1996 incorporated by reference to Exhibit 99.5 to Form 8-K filed January 9, 1997 (Commission file No. 000-22182)
99.6
Form of Incentive Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8 filed March 26, 2001 (Commission file No. 333-57602)

99.7
Form of Non-Qualified Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.7 to Registration Statement on Form S-8 filed March 26, 2001 (Commission file No. 333-57602)

99.8
Form of Incentive Stock Option Agreement to the Company’s 2003 Stock Option Plan incorporated by reference to Exhibit 99.8 to Registration Statement on Form S-8 filed September 4, 2003 (Commission file No. 333-108489)

99.9
Form of Non-Qualified Stock Option Agreement to the Company’s 2003 Stock Option Plan incorporated by reference to Exhibit 99.9 to Registration Statement on Form S-8 filed September 4, 2003 (Commission file No. 333-108489)

Patriot Scientific Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Patriot Scientific Corporation

We have audited the accompanying consolidated balance sheets of Patriot Scientific Corporation (the “Company”) as of May 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended May 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Patriot Scientific Corporation as of May 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three year period ended May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 14, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, effective June 1, 2006, the Company changed its method of accounting for share-based compensation to adopt Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ KMJ Corbin & Company LLP
Irvine, California
August 14, 2007

Patriot Scientific Corporation
Consolidated Balance Sheets

May 31,	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$21,605,428	$3,984,240
Restricted cash and cash equivalents	102,346	100,320
Marketable securities and short term investments	4,349,314	3,518,879
Accounts receivable	352,390	4,113
Inventory	46,361	-
Prepaid income taxes	2,070,981	-
Deferred tax assets	2,439,975	-
Prepaid expenses and other current assets	431,840	407,418
Total current assets	31,398,635	8,014,970

Property and equipment, net	85,518	64,006

Other assets	8,190	8,190

Investment in affiliated company	2,883,969	3,952,914

Patents and trademarks, net of accumulated amortization of $607,657 and $584,387	38,317	31,587
	$34,414,629	$12,071,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$934,298	$695,323
Accrued expenses and other	1,086,496	154,730
Accrued contingency fee payable	-	394,063
Total current liabilities	2,020,794	1,244,116

Deferred tax liabilities	12,222,944	-
Total liabilities	14,243,738	1,244,116

Commitments and contingencies

Minority interest	-	-

Stockholders’ equity
Preferred stock, $.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $.00001 par value: 500,000,000 shares authorized: 406,668,661 shares issued and 393,201,134 shares outstanding at May 31, 2007 and 366,199,765 shares issued and outstanding at May 31, 2006	4,066	3,661
Additional paid-in capital	72,150,581	69,551,981
Accumulated deficit	(43,151,678)	(58,728,091)
Common stock held in treasury, at cost - 13,467,527 shares and no shares at May 31, 2007 and 2006, respectively	(8,832,078)	-
Total stockholders’ equity	20,170,891	10,827,551
	$34,414,629	$12,071,667

See accompanying notes to consolidated financial statements

Patriot Scientific Corporation
Consolidated Statements of Operations

Years Ended May 31,	2007	2006	2005

Revenues:
Licenses and royalties	$-	$10,000,000	$2,957,509
Product sales and other	638,784	309,709	25,077
	638,784	10,309,709	2,982,586

Cost of sales	319,374	103,351	-

Gross profit	319,410	10,206,358	2,982,586

Operating expenses:
Research and development	-	225,565	294,735
Selling, general and administrative	7,558,712	4,151,099	2,600,430
Settlement and license expense	7,524,537	1,918,054	-
Total operating expenses	15,083,249	6,294,718	2,895,165
Operating income (loss)	(14,763,839)	3,911,640	87,421

Other income (expense):
Unrealized loss on marketable securities	-	(1,466)	(21,180)
Interest and other income	714,790	330,055	56,251
Gain (loss) on sale of assets	(3,163)	2,724	4,128
Interest expense	(355)	(516,465)	(3,081,760)
Loss on debt extinguishments	-	(445,427)	-
Change in fair value of warrant and derivative liabilities	-	(2,456,736)	(7,563,564)
Impairment of note receivable	(339,551)	-	-
Impairment of investment in affiliated company	(126,746)	-	-
Equity in earnings of affiliated company	48,965,084	27,848,363	-
Total other income (expense), net	49,210,059	24,761,048	(10,606,125)

Income (loss) before income taxes and minority interest	34,446,220	28,672,688	(10,518,704)

Provision for income taxes	10,755,033	-	-

Minority interest	-	-	-

Net income (loss)	$23,691,187	$28,672,688	$(10,518,704)

Basic income (loss) per common share	$0.06	$0.09	$(0.05)

Diluted income (loss) per common share	$0.06	$0.07	$(0.05)

Weighted average number of common shares outstanding - basic	378,036,989	316,100,499	222,495,047

Weighted average number of common shares outstanding - diluted	413,599,373	412,963,173	222,495,047

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amounts	Paid-in Capital	Deficit	Equity (Deficit)

Balance, May 31, 2004	171,156,363	1,712	46,457,543	(52,183,738)	(5,724,483)

Issuance of common stock at $.03 and $.10 per share	4,625,000	46	453,204	-	453,250
Exercise of warrants and options at $.02 to $.06 per share	39,028,511	390	820,899	-	821,289
Issuance of common stock for services at $.05 and $.09 per share	796,000	8	58,792	-	58,800
Conversion of debentures payable plus accrued interest at $.02 and $.05 per share	64,886,139	649	2,169,287	-	2,169,936
Non-cash compensation	-	-	59,675	-	59,675
Reclassification of derivative value associated with debt conversions and warrant exercises	-	-	5,439,853	-	5,439,853
Net loss	-	-	-	(10,518,704)	(10,518,704)

Balance, May 31, 2005	280,492,013	2,805	55,459,253	(62,702,442)	(7,240,384)

Issuance of common stock for services at $1.53 per share	193,548	2	296,127	-	296,129
Exercise of warrants and options at $.02 to $.69 per share	12,824,544	128	851,070	-	851,198
Conversion of debentures payable plus accrued interest at $.02 and $.04 per share	30,819,187	308	998,729	-	999,037
Cashless exercise of warrants	41,245,473	412	(412)	-	-
Issuance of common stock to co-inventor of technology at $.13 per share	625,000	6	81,244	-	81,250
Extension of term of options previously issued to consultant	-	-	125,000	-	125,000
Repurchase of warrants	-	-	(252,420)	-	(252,420)
Issuance of warrants to a consultant	-	-	108,102	-	108,102
Intrinsic value of options issued to employees and directors	-	-	120,000	-	120,000
Cash dividends at $.02 and $.04 per share	-	-	-	(24,698,337)	(24,698,337)
Reclassification of derivative value associated with debt conversions and warrant exercises	-	-	5,021,353	-	5,021,353
Reclassification of warrant and derivative liabilities at settlement date	-	-	6,743,935	-	6,743,935
Net income				28,672,688	28,672,688

Balance, May 31, 2006	366,199,765	$3,661	$69,551,981	$(58,728,091)	$10,827,551

Patriot Scientific Corporation
Consolidated Statements of Stockholders’ Equity, continued

	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Amounts	Paid-in Capital	Deficit	Stock	Equity (Deficit)

Exercise of warrants and options at $.05 to $.40 per share	1,787,500	18	213,982	-	-	214,000
Cashless exercise of warrants	38,681,396	387	(387)	-	-	-
Non-cash compensation	-	-	2,359,036	-	-	2,359,036
Extension of stock options previously issued to a consultant	-	-	324	-	-	324
Tax effect of exercise of stock options granted under APB 25	-	-	25,645	-	-	25,645
Purchase of common stock for treasury	(13,467,527)	-	-	-	(8,832,078)	(8,832,078)
Cash dividends at $.02 per share	-	-	-	(8,114,774)	-	(8,114,774)
Net income				23,691,187		23,691,187
Balance, May 31, 2007	393,201,134	$4,066	$72,150,581	$(43,151,678)	$(8,832,078)	$20,170,891

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation
Consolidated Statements of Cash Flows

Years Ended May 31,	2007	2006	2005

Operating activities:
Net income (loss)	$23,691,187	$28,672,688	$(10,518,704)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	64,861	59,415	94,353
Non-cash interest expense related to convertible debentures, notes payable and warrants	-	470,736	2,940,608
Expense related to extension of expiration date of stock options	324	125,000	-
Net gain related to warrant re-pricing, reconveyance and issuance	-	(538,208)	-
Loss on extinguishment of debt	-	445,427	-
Accrued interest income added to investments	(2,026)	(19,778)	-
Equity in earnings of affiliated company	(48,965,084)	(27,848,363)	-
(Gain) loss on sale of assets	3,163	(2,724)	(4,012)
Unrealized loss on marketable securities	-	1,466	21,180
Issuance of stock, options and warrants for services	-	554,245	118,476
Change in fair value of derivative liabilities	-	2,456,736	7,563,564
Intrinsic value of options issued	-	120,000	-
Non-cash compensation relating to issuance and vesting of stock options and vesting of warrants	2,359,036	-	-
Impairment of note receivable	339,551	-	-
Impairment of investment in affiliated company	126,746	-	-
Deferred taxes	9,782,969	-	-
Changes in operating assets and liabilities (net of effects of consolidation of variable interest entity):
Accounts receivable	(186,560)	(4,113)	-
Inventory	1,970	-	-
Prepaid expenses and other assets	(24,294)	(261,769)	218,865
Prepaid income taxes	(2,070,981)	-	-
Licenses receivable	-	2,000,000	(2,000,000)
Accounts payable and accrued expenses	1,122,499	194,811	435,644
Accrued contested fee payable	(394,063)	48,063	501,700
Net cash provided by (used in) operating activities	(14,150,702)	6,473,632	(628,326)

Investing activities:
Proceeds from sale of short-term investments	8,832,078	2,027,557	-
Purchase of short-term investments	(9,662,513)	(4,832,482)	(897,706)
Proceeds from sale of fixed assets	-	6,540	5,000
Purchase of restricted investments	-	(100,000)	-
Proceeds from sale of restricted investments	-	203,210	-
Payment for security deposit	-	(8,190)	-
Purchase of property and equipment	(5,827)	(71,037)	-
Investment in affiliated companies	(120,000)	(2,000,000)	-
Distributions from affiliated company	50,034,029	25,895,449	-
Issuance of note receivable	(589,551)	-	-
Cash received in consolidation of variable interest entity	40,970	-	-
Net cash provided by (used in) investing activities	48,529,186	21,121,047	(892,706)

Financing activities:
Payment of cash dividends	(8,114,774)	(24,698,337)	-
Payment of shareholder note	-	-	(100,000)
Proceeds from line of credit	-	-	100,000
Principal payments on notes payable	(50,089)	(100,000)	-
Payments for capital lease obligations	-	(2,306)	(8,020)
Proceeds from issuance of convertible debentures	-	-	490,000
Proceeds from issuance of common stock	-	-	453,250
Proceeds from exercise of common stock warrants and options	214,000	851,198	821,288
Repurchase of warrants	-	(252,420)	-
Repurchase of common stock for treasury	(8,832,078)	-	-
Tax effect of exercise of options granted under APB 25	25,645	-	-
Net cash provided by (used in) financing activities	(16,757,296)	(24,201,865)	1,756,518

Patriot Scientific Corporation
Consolidated Statements of Cash Flows, continued

Years Ended May 31,	2007	2006	2005

Net increase in cash and cash equivalents	17,621,188	3,392,814	235,486
Cash and cash equivalents, beginning of year	3,984,240	591,426	355,940
Cash and cash equivalents, end of year	$21,605,428	$3,984,240	$591,426

Supplemental Disclosure of Cash Flow Information:

Cash payments for interest	$355	$2,983	$15,406
Cash payments for income taxes	$3,017,400	$-	$4,800

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Convertible debentures, notes payable and accrued interest exchanged for common stock	$-	$999,037	$2,169,936
Debt discount arising from issuance of detachable warrants	$-	$-	$490,000
Reclassification of derivative liabilities associated with debt conversions and warrant exercises	$-	$5,021,353	$5,439,853
Reclassification of warrant and derivative liabilities at settlement date	$-	$6,743,935	$-
Cashless exercise of warrants	$387	$412	$-
Fair market value of assets received in collection of note receivable and subsequently contributed for preferred stock of affiliate	$250,000	$-	$-

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements

1. Organization and Business

Patriot Scientific Corporation (“we”, “us”, or “our”), was organized under Delaware law on March 24, 1992 and is the successor by merger to Patriot Financial Corporation, a Colorado corporation, incorporated on June 10, 1987. In 1997 we acquired Metacomp, Inc. and in June 2005 we entered into a joint venture agreement with Technology Properties Limited, Inc. to form Phoenix Digital Solutions, LLC (“Phoenix Digital”). In March 2007, we became the primary beneficiary of Scripps Secured Data, Inc. (“SSDI”), a variable interest entity and were required to consolidate SSDI effective in March 2007.

We are an intellectual property company that licenses our jointly held patent portfolio technology to others and litigates against those who infringe upon the patent portfolio technology.

SSDI develops and manufactures network-security hardware to government, military, and other high-security facilities

2. Summary of Significant Accounting Policies

Basis of Consolidation
The consolidated financial statements as of May 31, 2006 include our accounts and those of our majority owned subsidiaries, Metacomp, Inc. and Plasma Scientific Corporation. The consolidated financial statements as of May 31, 2007 include our accounts, those of our majority owned subsidiaries that are not considered variable interest entities (“VIE”s) and all VIEs for which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

Consolidation of Affiliate
In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). In December 2003, the FASB modified FIN 46. FIN 46 provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

A VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.

FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46, as revised, were adopted as of December 31, 2003, for our interests in all VIEs. During the quarter ended May 31, 2007, we consolidated SSDI as SSDI was deemed a VIE and we determined that we were the primary beneficiary of SSDI.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Financial Instruments and Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, short-term investments and trade accounts receivable.

At times, our balance of cash maintained with our bank may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured limit of $100,000. At May 31, 2007, our cash and cash equivalents balance exceeding the FDIC limit was $4,628. Certain other cash equivalents are not insured by the FDIC. We limit our exposure of loss by maintaining our cash with financially stable financial institutions. When we have excess cash, our cash equivalents are placed in high quality money market accounts with major financial institutions. We believe this investment policy limits our exposure to concentrations of credit risk.

Concentrations of credit risk with respect to accounts receivable are limited due to the wide variety of customers and markets which comprise our customer base, as well as their dispersion across many different geographic areas. We routinely assess the financial strength of our customers and, as a consequence, believe that our accounts receivable credit risk exposure is limited. Generally, we do not require collateral or other security to support customer receivables.

The carrying value of financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of the immediate or short-term maturity of these instruments.

Cash Equivalents, Marketable Securities, and Short-Term Investments
For purposes of balance sheet classification and the statements of cash flows, we consider all highly liquid investments acquired with a maturity of three months or less to be cash equivalents.

Restricted cash and cash equivalents at May 31, 2007and 2006 consist of two savings accounts required to be held as collateral for corporate credit card accounts.

Our short-term investments consist primarily of money market mutual funds and accounts, and are reported at cost, which approximate fair market value.

Accounts Receivable
Our accounts receivable consists primarily of the accounts of SSDI. This entity provides an allowance for doubtful accounts based on its continuing evaluation of its customers’ credit risk.

Inventory
Inventory of SSDI consists of raw materials and finished goods manufactured by third party vendors. Inventory is valued using a method that approximates first-in, first-out and has been stated at the lower of cost or net realizable value.

Property, Equipment and Depreciation
Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years.  Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense when incurred.

Patents and Trademarks
Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of four years. Estimated future annual amortization expense arising from the patents is approximately $9,000 in fiscal year 2008. In fiscal year 2008 our patents will be fully amortized.

SSDI holds patents expiring in 14 years. Estimated future annual amortization expense arising from these patents is approximately $2,150 per year.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Investment in Affiliated Company
We have a 50% interest in Phoenix Digital (see Note 7). This investment is accounted for using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statements of operations in the caption “Equity in earnings of affiliated company”.

We review our investment in affiliated company to determine whether events or changes in circumstances indicate that its carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near term prospects of the investee. If the decline in value is deemed to be other than temporary, we would recognize an impairment loss.

Long-Lived Assets
Our management assesses the recoverability of our long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows.  The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.  At May 31, 2007, our management believes there is no impairment of our long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Treasury Stock
We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.

Derivative Financial Instruments
In connection with the issuance of certain convertible debentures (see Note 10), the terms of the debentures included an embedded reset conversion feature which provided for a conversion of the debentures into shares of our common stock at a rate which was determined to be variable. We determined that the reset conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The accounting treatment of derivative financial instruments required that we record the derivatives and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debenture agreements, we were required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.

During the years ended May 31, 2006 and 2005, we recognized other expense of approximately $2,457,000 and $7,564,000, respectively, related to recording the warrant and derivative liabilities at fair value. At May 31, 2006, there are no derivative liabilities since the related variable debt instruments were settled in full during fiscal 2006. At the settlement date, the remaining warrant liabilities with a value of approximately $6,744,000 were reclassified to additional paid-in capital.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Our derivative instruments were valued using a Monte Carlo simulation model incorporating the instruments’ multiple reset dates.

The following assumptions were used for valuing the embedded derivatives during the years ended May 31, 2006 and 2005:

	May 31, 2006	May 31, 2005
Estimated dividends	None	None
Expected volatility	101 - 229%	161 - 266%
Risk-free interest rate	3.5 - 5.1%	1.3 - 4.4%
Expected term (years)	2 - 7	2 - 7

Revenue Recognition
We recognize revenue from the sale of our product upon shipment to the customer, at which time title transfers and we have no further obligations. Fees for maintenance or support are recorded on a straight-line basis over the underlying period of performance. Revenue from technology license agreements is recognized at the time we enter into a contract and provide the customer with the licensed technology. At this point, we have performed all of our obligations under contract, the rights to our technology have been transferred and no significant performance obligations remain.

SSDI recognizes revenue upon shipment of its product and recognizes revenue on its short-term installation contracts as time and materials costs are incurred.

SSDI maintains an agreement with a distributor which accounts for the majority of SSDI’s product sales. This agreement provides for a limited product warranty for a period of one year from the date of sale to the end user. The warranty does not cover damage to the product after it has been delivered to the distributor. SSDI’s agreement with the distributor also allows the distributor the right to stock rotation whereby the distributor, on a six month basis, may return product for replacement products of the distributor’s choosing provided that the aggregate price of the replacement products is equal to the price of the original products returned. Such stock rotations shall not exceed 10% of the distributor’s purchases from SSDI in the prior twelve month period for any year and any single rotation shall not exceed 6% of the total rotational allowance for that year. The first stock rotation shall not occur before February 2008.

Shipping and Handling
EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be classified as either cost of sales or disclosed in the notes to the financial statements. SSDI includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of sales.

Research and Development Costs
Research and development costs are expensed as incurred.

Advertising
We expense advertising costs as incurred. There were no advertising expenses for the years ended May 31, 2007 and 2006. Advertising expense was approximately $14,000 for the year ended May 31, 2005.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Income Taxes
We account for income taxes under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net Income (Loss) Per Share
We apply SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings (loss) of an entity. At May 31, 2007, potential common shares of 330,000 related to our outstanding warrants and options were not included in the calculation of diluted income per share as they had an anti-dilutive effect. At May 31, 2006, potential common shares of 2,295,000 related to our outstanding warrants and options were not included in the calculation of diluted income per share as they had an anti-dilutive effect. At May 31, 2005, potential common shares of 143,826,204 related to our outstanding convertible debentures, warrants and options were not included in the calculation of diluted loss per share as they had an anti-dilutive effect.

	Year Ended May 31, 2007
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$23,691,187	378,036,989	$0.06

Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	35,562,384

Income available to common shareholders	$23,691,187	413,599,373	$0.06

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

	Year Ended May 31, 2006
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$28,672,688	316,100,499	$0.09

Diluted EPS:
Interest on convertible debentures	458,467
Effect of dilutive securities:
Options and warrants	-	80,273,769
Convertible debentures	-	16,588,905

Income available to common shareholders	$29,131,155	412,963,173	$0.07

	Year Ended May 31, 2005
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net loss	$(10,518,704)	222,495,047	$(0.05)

Diluted EPS:	-	-

Loss available to common shareholders	$(10,518,704)	222,495,047	$(0.05)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, the realizability of accounts receivable, valuation of inventory, recoverability of long-lived assets, and valuation of stock options, warrants, derivative liabilities, and deferred tax assets. Actual results could differ from those estimates.

Minority Interest
Minority interest in our consolidated financial statements results from the accounting for the acquisition of a noncontrolling interest in SSDI. Noncontrolling interest represents a partially owned subsidiary’s income, losses, and components of other comprehensive income which should be attributed to the controlling and noncontrolling interests or other parties with a right or obligation that affects the attribution of comprehensive income or loss, on the basis of their contractual rights or obligations, if any, otherwise, on the basis of ownership interests.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

The noncontrolling interest in SSDI, which we are required to consolidate as we are the primary beneficiary, has been reduced to zero due to the initial allocation of losses prior to the period in which we were required to consolidate. If a noncontrolling interest has been reduced to zero, the primary beneficiary must absorb any losses that are in excess of the value of the noncontrolling interest’s equity. For the period in which we are required to consolidate, March 27, 2007 through May 31, 2007 we absorbed $169,913 of SSDI’s losses as we are the primary beneficiary. The noncontrolling interest in any future profits will not be presented until all prior losses have been recovered.

Stock Based Compensation

Change in Accounting Principle

Effective June 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, for the period beginning June 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R). Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock Based Compensation.

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of our fiscal year 2007. Our consolidated financial statements as of May 31, 2007 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). SFAS No. 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no employee stock-based compensation expense had been recognized in our consolidated statements of operations, other than as related to option grants to employees and directors below the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our consolidated statement of operations for the year ended May 31, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of May 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to May 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the year ended May 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the year ended May 31, 2007, of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated pricing term of option grants for the year ended May 31, 2007 was five years. In our pro forma information required under SFAS No. 123(R) for the periods prior to fiscal 2007, we accounted for forfeitures as they occurred.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Summary of Assumptions and Activity

The following table illustrates the effect on net income (loss) and net income (loss) per share for the years ended May 31, 2006 and 2005 as if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black-Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period:

	Year Ended May 31, 2006	Year Ended May 31, 2005

Net income (loss) - as reported	$28,672,688	$(10,518,704)

Add: Share-based employee compensation included in net income, net of tax effects	120,000	-

Deduct: Share-based employee compensation expense determined under fair value method, net of tax effects	(1,639,913)	(138,883)

Net income (loss) - pro forma	$27,152,775	$(10,657,587)

Net income (loss) per common share - as reported

Basic	$0.09	$(0.05)

Diluted	$0.07	$(0.05)

Net income (loss) per common share - pro forma

Basic	$0.09	$(0.05)

Diluted	$0.07	$(0.05)

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the years ended May 31, 2007, 2006 and 2005 is based on the historical volatilities of our common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

	Year Ended May 31, 2007	Year Ended May 31, 2006	Year Ended May 31, 2005

Expected term	4.8 years	4.6 years	1.9 yrs
Expected volatility	146 - 156%	115 - 158%	121 - 129%
Risk-free interest rate	4.78 - 5.00%	3.78 - 4.93%	3.37 - 3.98%
Expected dividends	-	-	-

A summary of option activity as of May 31, 2007 and changes during year then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at June 1, 2006	5,460,000	$0.34
Options granted	2,800,000	$0.39
Options exercised	(515,000)	$0.08
Options expired	(500,000)	$0.09

Options outstanding and exercisable at May 31, 2007	7,245,000	$0.40	2.95	$1,394,300

The aggregate intrinsic value set forth in the above table represents the total pre-tax intrinsic value, based on the closing price of our stock which was $0.51 as of May 31, 2007, and assumes all optionees had exercised their options as of that date.

The weighted average grant date fair value of options granted during the year ended May 31, 2007 was $0.91 per option. The total intrinsic value of options exercised during the year ended May 31, 2007 was $290,100.

As of May 31, 2007, there was no unrecognized compensation cost related to employee and director stock option compensation arrangements. The total fair value of shares vested during the year ended May 31, 2007 was approximately $2,356,000.

As a result of adopting SFAS No. 123(R) on June 1, 2006, our income before provision for income taxes and net income for the year ended May 31, 2007 was approximately $885,456 lower than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted net income per share for the year ended May 31, 2007 were not affected by the adoption of SFAS No. 123(R).

The following table summarizes employee stock-based compensation expense related to stock options under SFAS No. 123(R) for the year ended May 31, 2007, which was allocated as follows:

Year Ended May 31, 2007
Employee stock-based compensation expense included in:
Selling, general and administrative	$2,356,000

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect to adopt FIN 48 on June 1, 2007. We are currently assessing the impact the adoption of FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals and expands disclosures about fair value measurements.  The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements.  The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.  Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements.  The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We expect to adopt SFAS No. 157 on June 1, 2008.  We are currently assessing the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements . SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this statement did not have a significant impact on our consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This statement does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007. We expect to adopt SFAS No. 159 on June 1, 2008. We are in the process of evaluating the provisions of the statement, but do not anticipate that the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

3. Accounts Receivable

Trade accounts receivable at May 31, 2007 is $352,390, of which $348,890 is held by SSDI. No allowance for doubtful accounts has been recorded.

4. Inventory

Inventory at May 31, 2007, consisted of raw materials of $46,361.

5. Property and Equipment

Property and equipment consisted of the following at May 31, 2007 and 2006:

	2007	2006
Computer equipment and software	$42,270	$33,587
Furniture and fixtures	72,454	37,336
	114,724	70,923
Less accumulated depreciation and amortization	(29,206)	(6,917)

Net property and equipment	$85,518	$64,006

Depreciation and amortization expense related to property and equipment was $24,352, $24,591 and $46,026 for the years ended May 31, 2007, 2006 and 2005, respectively.

6. License Agreements

In February 2005, we entered into two separate licensing agreements with one customer for our patent portfolio and Ignite microprocessor technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for maintenance services. Maintenance under the agreement is expected to be provided over a period not to exceed four years. Maintenance revenue recognized during the years ended May 31, 2007, 2006 and 2005 was $25,000, $25,000 and $6,250, respectively. The payment terms of the agreements required aggregate payments of $300,000 at the time of execution, three quarterly payments of $750,000 each on April 1, August 15, and November 15, 2005 and one final payment of $500,000 on February 15, 2006. The $500,000 payment due on February 15, 2006 was paid in March 2006. Total payments received in fiscal 2005 amounted to $1,050,000 and total payments received in fiscal 2006 amounted to $2,000,000. The agreements also provide for the future payment of royalties to us based on sales of product using the Ignite licensed technology. In connection with this license agreement, we became obligated to the co-inventor of the patent portfolio technology for $207,600 pursuant to a July 2004 agreement under which we were obligated to pay a percentage of all patent portfolio licensing proceeds to the co-inventor. The amount due under that license was payable in four installments of $51,900. The co-inventor of the patent portfolio technology filed a lawsuit against us seeking damages and/or enforcement of the 2004 agreement. We challenged the enforceability of the agreement by counterclaim in that action. On February 14, 2007, a settlement of the litigation was finalized. Terms of the settlement required us to pay $3,400,000 in cash on February 14, 2007 and $3,000,000 on May 1, 2007, which amounted to approximately the debt claimed by Fish to be owed to him under the July 2004 agreement. In addition, the settlement required us to make a donation of $15,000 on February 14, 2007 on behalf of Russell H. Fish III (“Fish”) to Maasai Power and Education Project, Inc., and to pay Fish the equivalent of 4% of 50% of the next $100 million of gross license fees as they are collected by Phoenix Digital and as distributions are made to us, after excluding the first $20 million collected by Phoenix Digital after December 1, 2006. Our commitment to make payments to Fish related to such future license revenues will not exceed $2 million. A liability for gross license fees due of approximately $797,000 is included in accrued expenses in the accompanying consolidated balance sheet at May 31, 2007. During the year ended May 31, 2007, we recorded approximately $7,525,000 related to settlement and license expenses.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

7. Investment in Affiliated Company/License Agreement

On June 7, 2005, we entered into a Master Agreement (the “Master Agreement”) with Technology Properties Limited Inc., a California corporation (“TPL”), and Charles H. Moore (“Moore”), the co-inventor of certain of our technology, pursuant to which we, TPL and Moore resolved all legal disputes between us. Pursuant to the Master Agreement, we and TPL entered into the Limited Liability Company Operating Agreement of Phoenix Digital (the “LLC Agreement”) into which we and Moore contributed our rights to certain of our technologies. We believe, based upon consultation with our attorneys, it was not required by applicable law or other existing agreements to obtain approval for the contribution of the license rights to Phoenix Digital from stockholders or any parties other than our various warrant holders.

We and TPL each own 50% of the membership interests of Phoenix Digital, and each of us have the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, we and TPL agreed to establish a working capital fund for Phoenix Digital of $4,000,000, of which our contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of Phoenix Digital in order to maintain working capital of not more than $8,000,000. Neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement. Phoenix Digital has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of Phoenix Digital) for supporting efforts to secure licensing agreements by the other member on behalf of Phoenix Digital. During the years ended May 31, 2007 and 2006, Phoenix Digital paid $3,871,602 and $2,500,000, respectively, to TPL pursuant to this commitment.

We are accounting for our investment in Phoenix Digital under the equity method of accounting, and accordingly have recorded our initial contribution of $2,000,000 and our share of Phoenix Digital’s net income of $48,965,084 and $27,848,363, during the years ended May 31, 2007 and 2006, respectively, as an increase in our investment. Cash distributions of $50,034,029 and $25,895,449 received from Phoenix Digital during the years ended May 31, 2007 and 2006, respectively, have been recorded as a reduction in our investment. Our investment in Phoenix Digital is $2,883,969 at May 31, 2007 and has been recorded as “Investment in Affiliated Company”. We have recorded our share of Phoenix Digital’s net income as “Equity in Earnings of Affiliated Company” in the accompanying consolidated statements of operations for years ended May 31, 2007 and 2006.

Concurrently with forming Phoenix Digital, we entered into a license agreement with a third party pursuant to which we received $10,000,000, this amount was recorded as license revenue during the year ended May 31, 2006. In connection with entering into the license agreement and forming Phoenix Digital, we incurred various cash and non-cash expenses. Direct, incremental cash costs incurred with the transactions included $170,000 paid to a committee of our board of directors for their efforts in consummating the transactions, approximately $1,328,000 paid to certain of our warrant holders to obtain their approval of the agreement and release of their lien and blocking rights. Additionally, $960,000 was paid to the co-inventor of the technology.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

We also granted new warrants and agreed to re-price other outstanding warrants in order to obtain the necessary approvals from certain security interest holders as well as to obtain the release of their security interests in our intellectual property, and to finalize the LLC Agreement. We granted a warrant to TPL to acquire up to 3,500,000 shares of our common stock at a per share price of $0.125. The warrant has a term of seven years. At the date of grant, the right to acquire 1,400,000 common shares vested. The right to acquire the remaining 2,100,000 shares will vest in 700,000 increments only upon our common stock attaining a per share stock price of $0.50, $0.75 and $1.00. On February 21, 2006, February 22, 2006 and March 1, 2006 the rights to acquire the remaining 700,000 share increments vested as our stock price reached $0.50, $0.75 and $1.00, respectively. As additional consideration to the warrant holders for providing approval for the transaction, we agreed to reset the per share exercise price of approximately 35,000,000 warrants to $0.015 for which the warrant holders also conveyed other warrants to acquire 12,000,000 shares back to us. Further, we issued additional warrants to acquire approximately 290,000 shares of our common stock at a per share price of $0.03. The warrants issued and re-priced were valued using a Monte Carlo simulation model and the following assumptions: volatility of 101% to 229%, no dividends, risk-free interest rates of approximately 3.5% to 5.1%, and contractual terms ranging from two to seven years. The fair value of the warrants issued and re-priced in excess of previously recorded expense was approximately $83,000 and the fair value of the reconveyed warrants was approximately $622,000. These amounts, together with the direct, incremental cash costs previously described, are recorded as an expense and included in settlement and license expense in the year ended May 31, 2006.

During the years ended May 31, 2007 and 2006, Phoenix Digital entered into licensing agreements with third parties, pursuant to which it received aggregate proceeds of $110,879,000 and $60,000,000, respectively.

The condensed balance sheets and statements of income of Phoenix Digital at May 31, 2007 and 2006 and for the years then ended are as follows:

Condensed Balance Sheets

ASSETS:

	2007	2006
Cash	$6,989,847	$7,765,708
Prepaid expenses	175,000	15,000
Total assets	$7,164,847	$7,780,708

LIABILITIES AND MEMBERS’ EQUITY:

Accounts payable and accrued expenses	$1,385,118	$148,762
Income taxes payable	11,790	-
Members’ equity	5,767,939	7,631,946
Total liabilities and members’ equity	$7,164,847	$7,780,708

Condensed Statements of Income

Revenues	$110,878,985	$60,000,000
Operating expenses	12,189,575	4,486,955
Operating income	98,689,410	55,513,045
Interest income	421,407	183,682
Income before income taxes	99,110,817	55,696,727
Provision for income taxes	11,790	-
Net income	$99,099,027	$55,696,727

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

8. Consolidated Variable Interest Entity

On February 2, 2007, we invested an aggregate of $370,000 in SSDI for 2,100,000 shares of convertible preferred stock. This represents all of SSDI’s preferred stock and a 46% ownership interest in SSDI, a California corporation that manufactures products that protect information transmitted over secure networks. The investment consisted of certain assets contributed by us to SSDI valued at $250,000 and cash of $120,000. The shares are convertible at our option into shares of SSDI’s common stock on a one-to-one basis. The convertible preferred stock entitles us to receive non-cumulative dividends at the per annum rate of $0.04 per share, when and if declared by the Board of Directors of SSDI. The investment in SSDI’s convertible preferred stock also entitles us to a liquidation preference of $0.40 per share, plus an amount equal to all declared but unpaid dividends.

On March 27, 2007, we entered into an 18 month revolving line of credit with SSDI for a maximum amount of $500,000. The line of credit matures on September 27, 2008. If we do not provide notice to SSDI at least 90 days prior to the maturity date, the maturity date automatically extends 12 months. The line of credit is collateralized by all assets presently owned or hereafter acquired by SSDI. The carrying value of the collateral is approximately $323,341 at May 31, 2007. The creditors of SSDI do not have recourse to our other assets. On March 28, 2007, we advanced $150,000 under terms of the agreement, and on April 16, 2007 we advanced $100,000 under terms of the agreement.

The line of credit carries a floating interest rate which is defined as the prime rate as announced by Bank of America. At May 31, 2007, the interest rate on the note was 8.25%. SSDI is required to make minimum monthly payments on the line consisting of unpaid and accrued interest on the first day of the month following the initial advance.

As a result of the line of credit, we have a variable interest in SSDI, a variable interest entity, and we have determined that we are the primary beneficiary as we absorb more than half of the variable interest entity’s expected losses. FIN46(R), Consolidation of Variable Interest Entities, requires us to consolidate SSDI as long as we are deemed to be the primary beneficiary. The equity interests of SSDI not owned by us are reported as a minority interest in our May 31, 2007 consolidated balance sheet.

Prior to initial consolidation, we recognized a $126,746 impairment loss on our investment for the losses of SSDI for the period February 2007 through March 26, 2007.

Upon initial consolidation of the variable interest entity, on March 27, 2007, $251,146 of current assets, $43,199 of net property and equipment, $47,240 of other assets, $98,331 of current liabilities and no minority interest were included on the consolidated balance sheet.

9. Accrued Liabilities

At May 31, 2007 and 2006, accrued liabilities consisted of the following:

	2007	2006
Accrued lease obligation	$7,279	$23,323
Deferred maintenance fee	43,750	68,750
Compensation and benefits	75,068	62,657
Deferred material credit	163,399	-
Royalties payable	797,000	-
	$1,086,496	$154,730

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

10. Convertible Debentures

From fiscal 2002 through fiscal 2005, we raised approximately $5,400,000 through the issuance of convertible debentures, having stated interest rates ranging from 8% to 12%, to a limited group of investors. The convertible debentures entitled the debenture holders to convert the principal, and any accrued interest thereon, into shares of our common stock for up to two years from the date of issuance.

The debentures were initially convertible into shares of common stock at conversion prices ranging from approximately $0.02 to $0.10 per share. The debentures contained provisions which allowed for the conversion rate to be reset on a periodic basis based on a comparison of the market price of our common stock to the conversion price of the debentures. On the measurement dates when the market price was less than the conversion rate, a new conversion rate was set based on a weighted average of the market price for the ten days prior to the reset measurement date. As of May 31, 2005, the reset conversion rate on debentures outstanding ranged from $0.02 to $0.04.

Concurrent with the issuance of the convertible debentures, we issued the debenture holders warrants to purchase shares of our common stock. These warrants are exercisable for five years from the date of issuance at either initial negotiated exercise prices or prices equal to 115% of the volume weighted average price for our common stock for the ten days previous to the debenture date. The warrant exercise price is generally subject to being reset on each six-month anniversary of its issuance; however, if the warrant holder elects to have the warrant shares registered, then the exercise price is fixed at the price in effect on the date of the election.

Except for one debenture issued on March 23, 2004, we are responsible for registering the resale of the shares of our common stock which will be issued on the conversion of the debentures. As of May 31, 2007, there have been seven registration statements. The convertible debentures were secured by substantially all our assets.

The terms of the convertible debentures included certain features that are considered embedded derivative financial instruments, such as the conversion feature and a reset conversion feature which provided for a conversion of the debentures into shares of our common stock at a rate which was determined to be variable. Because the debentures were not conventional convertible debt, we were also required to record the related warrants at their fair values. In addition, under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, as a result of entering into the convertible debenture agreements, we were required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date.

During the years ended May 31, 2006 and 2005, the value of the warrant and derivative liabilities increased by $2,456,736 and $7,563,564, respectively, which is reflected as a component of other income (expense) in the accompanying consolidated statements of operations.

During the year ended May 31, 2006, we entered into two reset agreements with the debenture holders to fix the conversion price of the then outstanding debentures at their current price. We determined that one of the debt modifications did not result in a debt extinguishment under EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, or EITF Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues. In connection with the reset agreement of one of the outstanding debentures, we issued 7,000,000 warrants to the debenture holder as consideration for entering into the reset agreement. We determined that the issuance of the warrants, in connection with the reset agreement, resulted in a debt extinguishment under EITF Issue No. 96-19. Accordingly, we recorded the fair value of the warrants issued of $445,427 as a loss on debt extinguishment in the accompanying consolidated statements of operations for the year ended May 31, 2006.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

During the year ended May 31, 2006, holders of debentures with a principal balance of $880,668 converted their debentures, together with accrued interest thereon of approximately $119,000, into 30,819,187 shares of our common stock. During the year ended May 31, 2005, we converted principal of $2,057,500 and related accrued interest of $112,436 into 64,886,139 shares of our common stock. As of May 31, 2006, all outstanding debentures were repaid or converted into shares of our common stock.

As a result of the settlement of the remaining debentures during 2006, we reclassified $6,743,935 related to the fair values of all outstanding warrants at the date of settlement to additional paid-in capital.

The following table presents the status and activity of our convertible debentures as of May 31, 2006:

Series	Dates of Issuance	Original Principal	Principal Balance at May 31, 2006	Conversion Prices		Effective Registration Date	Shares Converted as of May 31, 2006	Warrant Shares Issued
				Initial	Reset

A	4/23/02-	$1,000,000	$ -	$0.08616-	$0.04190-	10/29/2002	24,099,548	12,859,175
	6/10/02			0.10289	0.04457

B	8/23/02-	605,000	-	0.05126-	0.04381-	3/7/2003	14,777,350	11,234,835
	1/24/03			0.0727	0.04722

C	3/24/02-	510,000	-	0.041-	0.041-	6/26/2003	10,470,554	9,377,943
	6/9/03			0.065	0.065

D	8/1/03-	547,500	-	0.0172-	0.0172-	11/18/2003	25,178,803	22,455,355
	10/21/03			0.048	0.0477

E	12/1/03-	1,527,500	-	0.0267-	0.0267-	6/7/2004	46,794,618	30,395,392
	5/11/04			0.10	0.10

F	3/23/04	723,168	-	0.09	0.09	Not Registered	20,877,430	8,035,192

G	9/28/04-	232,500	-	0.016710-	0.01670-	5/22/2006	8,267,358	8,259,678
	1/17/05			0.04	0.04

G	11/17/04-	257,500	-	0.016710-	0.01670-	Not Registered	14,107,672	13,431,137
	11/18/04			0.04	0.04

		$5,403,168	-				164,573,333	116,048,707

The terms of the convertible debentures include certain features that were considered embedded derivative financial instruments, such as the conversion feature and a reset conversion feature which provides for the conversion of the debentures into shares of our common stock at a rate which is variable. Because the debentures are not conventional convertible debt, we were required to record the derivative financial instruments and the warrants issued in connection with the convertible debentures at their fair values as of the issuance date of each of the debentures. No convertible debentures or warrants in connection with convertible debentures were issued during the year ended May 31, 2006.

We recorded the fair value of the derivative instruments and warrants as a debt discount which was amortized to interest expense over the term of the convertible debentures. During the years ended May 31, 2006 and 2005, we recorded interest expense of $412,879 and $2,152,267, respectively, related to the amortization of the debt discount. If the total fair value of the derivative instruments and warrants was in excess of the proceeds received on the convertible debentures, we recorded the excess as additional interest expense. We recorded additional interest expense of $563,167 during the year ended May 31, 2005 related to the fair values of derivative instruments and warrants in excess of proceeds received. Since no convertible debentures or warrants in connection with convertible debentures were issued during the year ended May 31, 2006, no excess fair value was recorded during fiscal 2006.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

11. Stockholders’ Equity

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market. As part of the program we purchased 13,467,527 shares of our common stock at an aggregate cost of $8,832,078 during the year ended May 31, 2007.

During February 2007, we announced dividends of $0.02 per share to shareholders and qualified warrant holders of record as of March 6, 2007. The dividend of $8,114,774 was paid on April 9, 2007. During this time, we announced a semi-annual dividend policy contingent upon our financial condition, other possible applications of available resources, and relevant business considerations.

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

Warrants

At May 31, 2005, we had warrants outstanding to purchase 109,122,581 shares of common stock at exercise prices ranging from approximately $0.02 to $0.065 per share expiring at various dates through 2012. During fiscal 2005, we issued warrants to purchase 29,021,363 shares of common stock at exercise prices ranging from $0.02 to $0.08 per share and issued 38,358,511 shares of common stock on the exercise of warrants at exercise prices ranging from $0.02 to $0.05 per share.

At May 31, 2006, we had warrants outstanding to purchase 53,349,220 common shares at exercise prices ranging from $0.02 to $1.00 per share, expiring at various dates through 2012. Some of those outstanding warrants were not exercisable as of May 31, 2006 as they are subject to meeting vesting criteria. During the year ended May 31, 2006, we issued warrants to purchase 12,457,049 shares of common stock, investors exercised warrants to purchase 8,728,544 shares of common stock for proceeds of $470,657 and investors exercised warrants of 44,110,139 to purchase 41,245,473 shares of common stock on a cashless basis. During the year ended May 31, 2006, we cancelled warrants to purchase 13,391,727 shares of our common stock. Included in the aforementioned warrants issued during the year ended May 31, 2006 were warrants to purchase 300,000 shares of common stock issued to a consultant. The value of these warrants of $176,866 was recorded as an expense during the year ended May 31, 2006. We re-priced other warrants to purchase approximately 35,000,000 common shares to $0.015 during the year ended May 31, 2006 (see Note 7).

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Effective January 11, 2006, we entered into a warrant redemption agreement with a warrant holder, whereby at our option, we agreed to redeem certain warrants representing the right to acquire an aggregate of up to 10,000,000 shares of our common stock, through April 2006. The warrants may be redeemed in quantities not to exceed 2,000,000 warrants in any one calendar month, at a price equal to the product of (a) the volume weighted average of the daily volume weighted average prices of our common stock for all trading days in the applicable calendar month, minus the exercise price of the warrant, multiplied by (b) the number of shares being redeemed from that warrant. On February 3, 2006, we agreed to redeem 2,000,000 warrants for $252,420 and payment for the redemption occurred in March 2006.

Effective February 9, 2006, we entered into “Reset Agreements” with certain warrant holders and received waivers from the warrant holders with regard to certain terms of certain warrants held by the warrant holders. Under the terms of the Reset Agreements, we and the warrant holders agreed to amend the terms of (i) each of the warrants held by the warrant holders such that the exercise price of the warrants is no longer subject to downward resets based on the trading price of our common stock, and (ii) each of the debentures held by the warrant holders such that the conversion price of the debentures is fixed at its current level. No additional expense was required for the modification of the exercise price of the warrants since the new fixed price of the warrants was equal to the original exercise price at date of issuance or was equal to the then reset price in effect for which we had previously recognized an expense for the modification (see Note 7). Under the terms of the Reset Agreements, we and the warrant holders also agreed to amend all of the agreements entered into between us and the warrant holders that limit the ability of the warrant holders to be the beneficial owner of more than 4.99% of our common stock to be amended to provide that the warrant holders may not, through the exercise of warrants, the conversion of debentures, or otherwise, be the beneficial owner of more than 9.99% of our common stock.

Under the terms of the waiver agreements, the warrant holders agreed to amend their rights under the terms of certain warrants held by each of them to receive a payment in the event of a payment of a dividend by us. Prior to entering into the waiver agreements, if at any time after the issuance date of the subject warrants, we made any distributions to holders of our common stock, the warrant holders would be entitled to receive a payment equal to the amount of such distribution which would have been payable to them had they owned the shares of common stock issuable upon exercise of the subject warrants as of the record date for the distribution. Under the terms of the waiver agreement, if the market price of our common stock on the record date for a distribution is greater than or equal to $0.15 per share, the payment to the warrant holders would be reduced to the amount which would be payable to the warrant holders had they engaged in a cashless exercise of the subject warrants as of the record date for the distribution. In consideration for entering into the agreements, we issued warrants for the right to acquire 7,000,000 shares of our common stock to one warrant holder and recognized a loss on debt extinguishment of $445,427 (see Note 10).

In connection with a previous debt agreement, we entered into an Antidilution Agreement (the “Antidilution Agreement”) with Swartz Private Equity, LLC (“Swartz”) wherein we were obligated to issue to Swartz warrants equal to 11% of the common stock issued between January 28, 2002 and March 11, 2002, 20% of the common stock issued between March 12, 2002 and April 1, 2003, and after April 1, 2003, 30% of the common stock issued to any parties other than Swartz. During the year ended May 31, 2005, we issued warrants to Swartz to purchase 7,330,548 shares of our common stock in connection with the Antidilution Agreement. There were no warrants issued during the year ended May 31, 2006 in connection with the Antidilution agreement. On October 10, 2006, we entered into an Approval Rights Agreement and Termination of Antidilution Agreement and Addendum to Warrants (the “Termination Agreement”) with Swartz to terminate the Antidilution Agreement. In consideration for entering into the Termination Agreement, we agree to obtain Swartz’s written approval at least 30 days prior to entering into (i) any acquisition of any business entity or asset of any kind where the aggregate number of shares of common stock and derivative securities (on a fully diluted basis) issued as consideration for the acquisition equals or exceeds 10% of the number of shares of our common stock outstanding at the time of the acquisition (on a fully diluted basis) or (ii) any acquisition (regardless of size) by us of any business entity or asset of any kind that is not unanimously approved by our board of directors.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

At May 31, 2007, we had warrants outstanding to purchase 12,060,915 common shares at exercise prices ranging from $0.02 to $1.00 per share, expiring at various dates through 2012. Some of those outstanding warrants were not exercisable as of May 31, 2007 as they are subject to meeting vesting criteria. During the year ended May 31, 2007, investors exercised warrants to purchase 1,272,500 shares of common stock for proceeds of $172,250 and investors exercised warrants of 40,000,805 to purchase 38,681,396 shares of common stock on a cashless basis. During the year ended May 31, 2007, 15,000 warrants expired and 1,319,409 warrants were cancelled due to cashless exercises.

The following table presents outstanding warrants at May 31, 2007, 2006 and 2005:

	2007	2006	2005

Issued in conjunction with:
Convertible debentures	560,915	40,769,009	75,196,854
Anti-dilution agreements	-	690,211	20,813,081
Equity lines of credit	-	-	9,965,369
Waiver agreements	7,000,000	7,000,000	-
Other	4,500,000	4,890,000	3,147,277

Total warrants outstanding	12,060,915	53,349,220	109,122,581

1996 Stock Option Plan

Effective March 1996, as amended, we adopted the 1996 Stock Option Plan. Under the 1996 Stock Option Plan, which expired March 24, 2006, options to purchase up to 4,000,000 shares of our common stock may be granted to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 1996 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal years ended May 31, 2006 and 2005, we granted options to purchase 50,000 and 645,000 shares of common stock, respectively, at market value, under the 1996 Stock Option Plan. As of May 31, 2007, options to purchase 100,000 shares of common stock are outstanding under the 1996 Stock Option Plan. The options outstanding continue to be governed by the terms of the 1996 Stock Option Plan.

2001 Stock Option Plan

The 2001 Stock Option Plan, which expires in February 2011, provides for the granting of options to purchase up to 3,000,000 shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2001 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal years ended May 31, 2007, 2006 and 2005, we granted options to purchase 230,000, 145,000 and 1,150,000 shares of our common stock, respectively, at market value, under this plan. As of May 31, 2007, options to purchase 475,000 shares of common stock are outstanding under the 2001 Stock Option Plan.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

2003 Stock Option Plan

The 2003 Stock Option Plan, which expires in 2013, provides for the granting of options to acquire up to 6,000,000 shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2003 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal years ended May 31, 2006 and 2005, we granted options to purchase 1,550,000 and 1,695,000 shares of our common stock, respectively, at market value, under this plan. There were no grants made under the 2003 Stock Option Plan during the fiscal year ended May 31, 2007. As of May 31, 2007, options to purchase 2,050,000 shares of common stock are outstanding under the 2003 Stock Option Plan.

2006 Stock Option Plan

The 2006 Stock Option Plan, which expires in 2016, provides for the granting of options to acquire up to 5,000,000 shares, with a limit of 3,000,000 Incentive Stock Option (ISO) shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2006 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal years ended May 31, 2007 and 2006, we granted options to purchase 1,070,000 and 2,050,000 shares of our common stock, respectively, under this plan, 70,000 and 192,857 shares, respectively, of which were ISOs. In connection with May 31, 2006 option grants, we recognized compensation expense of $120,000 related to options granted below the fair market value of our common stock at the date of grant. As of May 31, 2007, options to purchase 3,120,000 shares of common stock are outstanding under the 2006 Stock Option Plan.

On June 5, 2006, we issued options to acquire 1,500,000 shares of our common stock at a per share price of $0.165 to an officer outside of the above referenced plans.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

A summary of the status of our stock option plans and warrants as of May 31, 2007, 2006 and 2005 and changes during the years ended on those dates is presented below:

	Options		Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, June 1, 2004	7,003,000	$0.21	121,349,420	$0.05
Granted	3,490,000	0.08	29,021,363	0.04
Cancelled	(2,675,000)	0.31	(2,889,691)	0.07
Exercised	(670,000)	0.05	(38,358,511)	0.03

Outstanding, May 31, 2005	7,148,000	0.13	109,122,581	0.04
Granted	3,795,000	0.46	12,457,049	0.09
Cancelled	(1,387,000)	0.30	(13,391,727)	0.05
Repurchased	-	-	(2,000,000)	0.02
Exercised	(4,096,000)	0.09	(52,838,683)	0.03

Outstanding, May 31, 2006	5,460,000	0.34	53,349,220	0.05
Granted	2,800,000	0.39	-	-
Cancelled	(500,000)	0.09	(1,334,409)	0.03
Exercised	(515,000)	0.08	(39,953,896)	0.03

Outstanding, May 31, 2007	7,245,000	$0.40	12,060,915	$0.10

Exercisable, May 31, 2005	5,748,000	$0.14	108,622,581	$0.04

Exercisable, May 31, 2006	5,115,000	$0.35	52,849,220	$0.05

Exercisable, May 31, 2007	7,245,000	$0.40	11,685,915	$0.10

Weighted average fair value of options and warrants granted during the year ended May 31, 2005		$0.04		$0.05

Weighted average fair value of options and warrants granted during the year ended May 31, 2006		$0.49		$0.19

Weighted average fair value of options and warrants granted during the year ended May 31, 2007		$0.91		$-

Included in the above table are certain warrants for which vesting is contingent based on various future performance measures.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about stock options and warrants outstanding at May 31, 2007:

	Range of Exercise Prices	Outstanding			Exercisable
		Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Options	$ 0.05-0.08	325,000	1.66	$ 0.06	325,000	$ 0.06
	0.10-0.17	3,525,000	1.84	0.16	3,525,000	0.16
	0.60-0.90	3,395,000	4.24	0.68	3,395,000	0.68
	$ 0.05-0.90	7,245,000	2.95	$ 0.40	7,245,000	$ 0.40

Warrants	$ 0.04-0.08	8,260,915	3.33	$ 0.07	7,885,915	$ 0.07
	0.12-1.00	3,800,000	4.94	0.16	3,800,000	0.16
	$ 0.04-1.00	12,060,915	3.84	$ 0.10	11,685,915	$ 0.10

12. Income Taxes

The provision for income taxes is as follows for the years ended May 31:

	2007	2006	2005
Current:
Federal	$-	$-	$-
State	972,064	-	-
Total current	972,064	-	-

Deferred:
Federal	7,767,761	-	-
State	2,015,208	-	-
Total deferred	9,782,969	-	-
Total provision	$10,755,033	$-	$-

No provision for income taxes was recorded for the years ended May 31, 2006 and 2005 due to the significant net operating loss carryforwards.

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended May 31:

	2007	2006	2005

Statutory federal income tax rate	34.0%	34.0%	(34.0)%
State income tax rate, net of Federal effect	5.7%	-%	-%
Other	0.3%	-%	-%
(Decrease) Increase in valuation allowance	(8.7)%	(34.0)%	34.0%

Effective income tax rate	31.0%	-%	-%

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of asset and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets are as follows as of May 31:

	2007	2006 (1)	2005 (1)
Current deferred tax assets (liabilities):
Net operating loss carryforwards	$1,894,097	$12,628,402	$13,488,125
Accruals and state taxes	376,257	214,239	278,702
Basis difference in fixed assets	-	14,881	25,595
Basis difference in intangibles	-	1,296,189	1,652,225
Investment in affiliated company	-	(11,497,984)	-
Inventory and other reserves	-	-	41,446
Credits	242,411	289,318	329,583
Less: valuation allowance	(72,790)	(2,945,045)	(15,815,676)
Total net deferred tax asset	2,439,975	-	-

Long-term deferred tax assets (liabilities):
Investment in affiliated company	(14,128,084)	-	-
Basis difference in fixed assets	(2,870)	-	-
Basis difference in intangibles	1,072,117	-	-
Stock based compensation expense	835,893	-	-
Total net long-term deferred tax liability	(12,222,944)	-	-
Net deferred tax liability	$(9,782,969)	$-	$-

(1) Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

During fiscal year 2007, the valuation allowance relating to our deferred tax assets was released as we determined that we would utilize our net operating loss carryforwards and other deferred tax assets. For federal and state tax purposes, SSDI is not consolidated with our corporate income tax filings. SSDI is consolidated however, in the components of our net deferred tax assets and liabilities as indicated above. The $72,790 valuation allowance above relates entirely to SSDI as management has not determined that it is more likely than not that the deferred tax asset relating to net operating loss carryforwards will be realized.

At May 31, 2006 and 2005, valuation allowances equal to the net deferred tax asset recognized have been recorded as management has not determined that it is more likely than not that the deferred tax asset will be realized. The valuation allowance decreased by $2,872,255 and $12,870,631 during the years ended May 31, 2007 and 2006 respectively.

At May 31, 2007, we have federal net operating loss carryforwards of approximately $5,339,000 that expire during the years 2008 through 2024. All losses are subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended. As such, certain federal net operating loss carryforwards may expire unused and per year availability may be subject to change of ownership limitations under Internal Revenue Code Section 382.

At May 31, 2007, we have federal general business credit carryforwards of $242,411. The general business credit carryforwards expire during the year 2011 through 2024.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies

Litigation

Lowell Giffhorn Arbitration

On September 23, 2005, Lowell Giffhorn, a former executive officer and a former director of the Company, submitted a demand for arbitration with the American Arbitration Association related to the termination of Mr. Giffhorn's employment with the Company. Mr. Giffhorn asserts that the termination of his employment with the Company was unlawful, retaliatory, wrongful, violated public policy, violated the covenant of good faith and fair dealing and violated securities laws. Mr. Giffhorn has demanded damages of approximately $4,500,000 (excluding claims for punitive damages and attorneys fees). The Company denies the allegations and believes the claims to be frivolous and totally devoid of merit. The Company has retained litigation counsel and intends to vigorously defend the claims. The amount, if any, of ultimate liability with respect to the foregoing cannot be determined. Despite the inherent uncertainties of litigation, the Company at this time does not believe that Mr. Giffhorn's claim will have a material adverse impact on its financial condition, results of operations, or cash flows.

Patent Litigation

Pursuant to the joint venture that the Company entered into in June 2005 with TPL (in settlement of inventorship/ownership litigation between the parties, and in return for a 50-50 sharing of net licensing and enforcement revenues), the Company granted TPL the complete and exclusive right to enforce and license its microprocessor patent portfolio. The Company then dismissed its patent infringement claims against Fujitsu Computer Systems, Inc. (“Fujitsu”); Matsushita Electric Corporation of America; NEC Solutions (America) Inc. (“NEC”); Sony Electronics Inc. (“Sony”); and Toshiba America Inc., and certain related entities of these defendants which had been pending in the Federal District Court for the Northern District of California. Thereafter, TPL, on behalf of the TPL/Patriot joint venture, filed patent infringement actions against certain of the foregoing defendants (except Sony) and their related entities in the Federal District Court for the Eastern District of Texas, which litigation is currently pending. Patriot was subsequently joined as a party to the litigation. Litigation is not currently pending with regard to Fujitsu or NEC and certain of NEC’s subsidiaries as listed below.

On August 25 2006, ARM Ltd. and ARM, Inc. intervened as defendants, seeking a declaration of non-infringement of our ‘584 patent with respect to ARM processor cores contained within some alleged infringing chips of other defendants.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

In February 2006, a license agreement was entered into with Fujitsu regarding the Company's patent portfolio, and in connection with that transaction, litigation involving Fujitsu and TPL and the Company in both California and Texas was dismissed.

In February 2007, a license agreement was entered into with: NEC Corporation, NEC Corporation of America, Inc., NEC Display Solutions of America, Inc. and NEC Unified Solutions, Inc. In connection with that transaction, the above named defendants, excluding NEC Electronics America, Inc., were dismissed from the lawsuit.

A Claims Construction Hearing was held May 3, 2007 in The United States District Court for the Eastern District of Texas. On June 15, 2007 the court handed down claims construction of the patents-in-suit, the ‘336, ‘148 and ‘584 patents. Based on the claims construction ruling, TPL/Patriot are vigorously proceeding with discovery in respect to the ‘336 and ‘148 patents. However, based on the claims construction ruling as to the ‘584 patent claims of “instruction groups”, TPL/Patriot announced on August 8, 2007, a Stipulation with ARM intended to expedite an appeal of that claims construction. The Stipulation is a declaration of non-infringement by the accused ARM products with respect to the ‘584 patent. This is intended to bolster TPL/Patriot’s efforts in the long run to enforce rights under the ‘584 patent. A mediation is scheduled September 25 - 27, 2007. Trial is scheduled to begin January 7, 2008.

401(k) Plan

We have a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. We match 50% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation. Participants vest 33% per year over a three year period in our contributions. Our matching contributions during the fiscal years ended May 31, 2007 and 2006 were $11,397 and $1,833, respectively.

Employment Contract

During the quarter ended August 31, 2005, we terminated two of our officers, each of whom had an employment contract with us. One of the officers agreed to accept as severance approximately $150,000 and to have the maturity date of options held by him extended for one year. Further, we agreed to accelerate the vesting of all outstanding options held by the officer and to extend their term to June 2006. We recorded an expense of approximately $125,000 related to this option modification in the year ended May 31, 2006.

We have not reached an agreement with the other officer; however, we accrued approximately $50,000 during the year ended May 31, 2006 for amounts which we believe may be due to this individual. The former officer has filed a complaint against us seeking arbitration and claiming he is owed approximately $4,500,000. We believe the claim is without merit and we intend to vigorously defend ourselves.

Guarantees and Indemnities

We have made certain guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party. We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware and California for SSDI. In connection with our facility leases, we have indemnified our lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these guarantees and indemnities in the accompanying consolidated balance sheets.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Operating Leases

We had a non-cancelable operating lease for our office and manufacturing facilities located in San Diego, California which expired in July 2006. In February 2006 we moved our operations to our Carlsbad, California facility. Due to the move, we accrued our remaining contractual lease obligation related to the San Diego facilities. Rent expense for fiscal 2007, 2006 and 2005 was $620, $103,245 and $180,527, respectively.

We have a non-cancelable operating lease agreement for our Carlsbad, California office facility. Future minimum lease payments required under the operating lease are $96,201 and $73,710 in fiscal years ended 2008 and 2009, respectively. Rent expense for the fiscal years ended May 31, 2007 and 2006 was $92,928 and $30,976, respectively.

SSDI subleases their Carlsbad, California office facility which expires in December 2007. Future minimum lease payments required under the operating lease are $52,983 in the fiscal year ended 2008. Rent expense for the fiscal year ended May 31, 2007 was $15,138.

SSDI also leases office space in Annapolis, Maryland on a month to month basis at $750 per month expiring February 2008. The lease may be terminated by either party with 30 days notice.

Earn-Out Agreement

SSDI entered into an earn-out agreement with a former debt holder of Holocom Networks upon our contribution of the foreclosure sale collateral of Holocom Networks to SSDI. The agreement required the former debt holder to release all of his rights to any Holocom collateral in exchange for receiving 3% of the net sales (defined as cash revenues actually received less credits or discounts and other claims of customers) of SSDI’s protected distribution system products for a period of 48 months from the foreclosure sale date of February 2, 2007. The earn-out is to be paid each calendar quarter.

14. Segment Information

SSDI began operations in February, 2007 and we consolidated SSDI in our financial statements in March 2007. SSDI is an operating segment under Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise, as revenue is 10% or more of the total revenue of all operating segments.

SSDI is engaged in the business of developing and manufacturing network-security hardware to government, military, and other high-security facilities. There is no inter-segment revenue and the accounting policies for segment reporting are the same as for us as a whole.

The “all other” category includes the results for Patriot Scientific Corporation.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Operating segment net revenue, operating income (loss) and income (loss) before taxes for each of the years ended May 31 were as follows:

	2007	2006	2005
Net revenue:
SSDI	$558,484	$-	$-
All other	80,300	10,309,709	2,982,586
Total net revenue	$638,784	$10,309,709	$2,982,586

Operating income (loss):
SSDI	$(176,432)	$-	$-
All other	(14,587,407)	3,911,640	87,421
Total operating income (loss)	$(14,763,839)	$3,911,640	$87,421

Income (loss) before taxes:
SSDI	$(169,913)	$-	$-
All other	34,616,133	28,672,688	(10,518,704)
Total income (loss) before taxes	$34,446,220	$28,672,688	$(10,518,704)

All sales were to unaffiliated customers within the United States. During the year ended May 31, 2007, one customer accounted for 85% of SSDI’s product sales and this same customer accounted for 81% of SSDI’s accounts receivable at May 31, 2007.

Operating segment depreciation and amortization and total assets for each of the years ended May 31 were as follows:

	2007	2006	2005
Depreciation and amortization:
SSDI	$22,740	$-	$-
All other	42,121	59,415	94,353
Total depreciation and amortization	$64,861	$59,415	$94,353

	2007	2006	2005
Total assets:
SSDI	$642,871	$-	$-
All other	33,771,758	12,071,667	3,724,034
Total assets	$34,414,629	$12,071,667	$3,724,034

15. Subsequent Events

During the period June 1, 2007 through August 9, 2007, Phoenix Digital entered into license agreements with third parties, pursuant to which it received aggregate proceeds totaling $500,000.

During the period June 1, 2007 through August 1, 2007, we purchased 4,961,640 shares of our common stock at an aggregate cost of $2,725,793 pursuant to our stock buyback program.

On June 5, 2007, our outgoing chief executive officer retired. As a result, we recorded a severance charge of $100,000 based on terms of his employment agreement which provided for salary continuation.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

On June 5, 2007, we granted stock options, from our 2003 Stock Option Plan to our newly-appointed chief executive officer in accordance with his employment contract as follows: 1,500,000 non-qualified stock options, 200,000 of which immediately vest, the remainder are subject to vesting provisions within the option and 400,000 incentive stock options, 200,000 of which immediately vest, the remainder are subject to vesting provisions within the option.

On July 5, 2007, we received proceeds of $6,250 from the issuance of 125,000 shares of common stock in connection with the exercise of warrants.

On July 19, 2007, we entered into a warrant redemption agreement with a warrant holder, whereby at our option, we agree to redeem certain warrants representing the right to acquire an aggregate of up to 7,000,000 shares of our common stock, through October 2007. The warrants may be redeemed in quantities not to exceed 2,000,000 warrants in the first two calendar months and 3,000,000 in the last calendar month, at a price equal to the product of (a) the volume weighted average of the daily volume weighted average prices of our common stock for all trading days in the applicable calendar month, minus the exercise price of the warrant, multiplied by (b) the number of shares being redeemed from that warrant. The warrant holder is prohibited from exercising any of the warrants as long as we are in compliance with the agreement. Additionally, the warrant holder is prohibited from purchasing any shares of our common stock on the open market during any “pricing month” defined in the agreement as the calendar month immediately preceding the calendar month in which we deliver the redemption notice to the warrant holder. On August 1, 2007, we agreed to redeem 2,000,000 warrants for $921,855 and payment for the redemption occurred in August 2007.

On August 6, 2007, our former chief executive officer exercised 1,000,000 of the 1,500,000 options granted to him in June 2006. The options were exercised utilizing a full payment in shares method within the grant and in accordance with the provisions of the payment in shares method, the officer received 656,250 new shares of stock.

On August 7, 2007 we received proceeds of $1,750 from a director who exercised 25,000 stock options.

Phoenix Digital Solutions, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
Phoenix Digital Solutions, LLC

We have audited the accompanying balance sheets of Phoenix Digital Solutions, LLC (the "Company") as of May 31, 2007 and 2006, and the related statements of income, members' equity and cash flows for each of the years in the two year period ended May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Phoenix Digital Solutions, LLC as of May 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two year period ended May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP
Irvine, California
August 14, 2007

Phoenix Digital Solutions, LLC
Balance Sheets

May 31,	2007	2006

ASSETS

Current assets:
Cash	$6,989,847	$7,765,708
Prepaid expenses	175,000	15,000
Total current assets	$7,164,847	$7,780,708

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Accounts payable	$1,225,118	$148,762
Accrued expenses	160,000	-
Income tax payable	11,790	-

Total current liabilities	1,396,908	148,762

Commitments and Contingencies (Note 4)

Members’ equity	5,767,939	7,631,946

Total liabilities and members’ equity	$7,164,847	$7,780,708

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC
Statements of Income

Years Ended May 31,	2007	2006

License revenues	$110,878,985	$60,000,000

Operating expenses:
General and administrative	12,189,575	4,486,955
Operating income	98,689,410	55,513,045

Other income:
Interest income	421,407	183,682

Income before income taxes	99,110,817	55,696,727

Provision for income taxes	11,790	-

Net income	$99,099,027	$55,696,727

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC
Statements of Members’ Equity

Balance May 31, 2005	$-
Contributions	4,000,000
Net income	55,696,727
Distributions	(52,064,781)
Balance May 31, 2006	7,631,946
Contributions	-
Net income	99,099,027
Distributions	(100,963,034)
Balance May 31, 2007	$5,767,939

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC
Statements of Cash Flows

Years Ended May 31,	2007	2006

Operating activities:
Net income	$99,099,027	$55,696,727
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(160,000)	(15,000)
Accounts payable and accrued expenses	1,236,356	148,762
Income tax payable	11,790	-
Net cash provided by operating activities	100,187,173	55,830,489

Financing activities:
Contributions from members	-	4,000,000
Distributions to members	(100,963,034)	(52,064,781)
Net cash used in financing activities	(100,963,034)	(48,064,781)

Net increase (decrease) in cash	(775,861)	7,765,708
Cash, beginning of year	7,765,708	-
Cash, end of year	$6,989,847	$7,765,708

Supplemental Disclosure of Cash Flow Information
Cash payments for income taxes	$13,390	$12,590

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC
Notes to Financial Statements

1. Organization and Business

Phoenix Digital Solutions, LLC (the “Company”), is a Delaware limited liability company organized on June 7, 2005. Through a commercialization agreement dated June 7, 2005, the Company holds the rights to certain patents of its members. The Company receives license fees from license agreements entered into between licensees and a member of the Company, and distributes license fee proceeds to its members.

2. Summary of Significant Accounting Policies

Limited Liability Company Operating Agreement
As a limited liability company, each member’s liability is limited to the capital invested. Allocation of profits, losses and distributions is in accordance with the terms as defined in the operating agreement.

The Company is treated as a partnership for federal income tax purposes. Consequently, federal income taxes are not payable by the Company. The Company’s net income or loss is allocated among the members in accordance with the operating agreement of the Company and members are taxed individually on their share of the Company’s earnings. The State of California assesses a limited liability company a fee based on the Company’s income in addition to a flat limited liability company tax, accordingly the financial statements reflect a provision for the California taxes.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition
The Company recognizes revenue upon receipt of the license proceeds from the licensee at which time all obligations of the Company have been performed under the license agreements.

Financial Instruments and Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.

The Company’s balance of cash maintained with its bank exceeds the Federal Deposit Insurance Corporation’s insured limit of $100,000. The Company limits its exposure of loss by maintaining its cash with financially stable financial institutions.

Phoenix Digital Solutions, LLC
Notes to Financial Statements (Continued)

3. Formation and Commercialization Agreement

The Company has two members: Technology Properties Limited Inc., (“TPL”), and Patriot Scientific Corporation (“PTSC”). Each member owns 50% of the membership interests of the Company. Each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, the members agreed to establish a working capital fund for the Company of $4,000,000, of which each member contributed $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. The members are obligated to fund future working capital requirements at the discretion of the management committee of the Company in order to maintain working capital of not more than $8,000,000. Neither member is required to contribute more than $2,000,000 in any fiscal year. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement.

On June 7, 2005, the Company entered into a Commercialization Agreement with TPL and PTSC. This Commercialization Agreement allows TPL to commercialize the patent portfolio by entering into settlement and/or license agreements, suing in the name of TPL, PTSC, the Company and Charles Moore, and manage the use of the patent portfolio by third parties.

Under terms of the Commercialization Agreement, the Company is required to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance) to TPL for TPL’s supporting efforts to secure licensing agreements for the Company. During the years ended May 31, 2007 and 2006, the Company paid $3,871,602 and $2,500,000, respectively, to TPL pursuant to the agreement. The Company is also required to reimburse TPL for payment of all legal and third-party expert fess and other related third party costs and expenses. During the years ended May 31, 2007 and 2006, the Company paid $5,914,000 and $1,021,357, respectively, to TPL pursuant to the agreement.

4. Commitments and Contingencies

Guarantees and Indemnities

Under the LLC Operating Agreement, the Company indemnifies its members, managers, officers and employees from any damages and liabilities by reason of their management or involvement in the affairs of the Company as long as the indemnitee acted in good faith and in the best interests of the Company.

Under the Commercialization Agreement, the Company and PTSC hold harmless TPL and its representatives with respect to all claims of any nature by or on behalf of the Company and PTSC related to the preparation, execution and delivery of the Commercialization Agreement.

The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these guarantees and indemnities in the accompanying balance sheets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 14, 2007	PATRIOT SCIENTIFIC CORPORATION /S/ JAMES L. TURLEY James L. Turley President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES L. TURLEY James L. Turley	President, Chief Executive Officer and Director	August 14, 2007

/S/ THOMAS J. SWEENEY Thomas J. Sweeney	Chief Financial Officer and Principal Accounting Officer	August 14, 2007

/S/ DAVID H. POHL David H. Pohl	Chairman	August 14, 2007

/S/ CARLTON M. JOHNSON Carlton M. Johnson	Director	August 14, 2007

/S/ GLORIA H. FELCYN Gloria H. Felcyn	Director	August 14, 2007

/S/ HELMUT FALK, JR. Helmut Falk, Jr.	Director	August 14, 2007