Form 10-Q
period 2007-08-31
PATRIOT SCIENTIFIC CORP
filed 2007-10-10
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

On October 5, 2007, 391,272,101 shares of common stock, par value $.00001 per share (the issuer’s only class of voting stock) were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of August 31, 2007 (unaudited) and May 31, 2007	3
Condensed consolidated Statements of Operations for the three months ended August 31, 2007 and 2006 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the three months ended August 31, 2007 and 2006 (unaudited)	5
Notes to Condensed consolidated Financial Statements (unaudited)	6-20
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-29
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	29
ITEM 4. Controls and Procedures	30
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	31
ITEM 1A. Risk Factors	32
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
ITEM 3. Defaults Upon Senior Securities	32
ITEM 4. Submission of Matters to a Vote of Security Holders	32
ITEM 5. Other Information	32
ITEM 6. Exhibits and Reports on Form 8-K	33-34

SIGNATURES

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation
Condensed Consolidated Balance Sheets

	August 31, 2007	May 31, 2007
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$15,581,878	$21,605,428
Restricted cash and cash equivalents	102,613	102,346
Marketable securities and short term investments	4,696,302	4,349,314
Accounts receivable	81,520	352,390
Receivable from affiliated company	396,098	-
Note receivable	50,000	-
Inventory	183,765	46,361
Prepaid income taxes	-	2,070,981
Deferred tax assets	926,553	2,439,975
Prepaid expenses and other current assets	300,272	431,840

Total current assets	22,319,001	31,398,635

Property and equipment, net	84,823	85,518

Other assets, net	8,190	8,190

Investment in affiliated company	1,683,427	2,883,969

Patents and trademarks, net of accumulated amortization of $610,451 and $607,657	35,523	38,317
	$24,130,964	$34,414,629

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$515,875	$934,298
Accrued expenses and other	357,349	1,086,496
Income taxes payable	7,677,916	-

Total current liabilities	8,551,140	2,020,794

Deferred tax liabilities	753,701	12,222,944
Total liabilities	9,304,841	14,243,738

Commitments and contingencies

Minority Interest	-	-

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $0.00001 par value: 500,000,000 shares authorized: 407,801,507 shares issued and 389,372,340 shares outstanding at August 31, 2007 and 406,668,661 shares issued and 393,201,134 shares outstanding at May 31, 2007	4,078	4,066
Additional paid-in capital	71,493,980	72,150,581
Accumulated deficit	(45,114,064)	(43,151,678)
Common stock held in treasury, at cost - 18,429,167 shares and 13,467,527 shares at August 31, 2007 and May 31, 2007, respectively	(11,557,871)	(8,832,078)
Total stockholders’ equity	14,826,123	20,170,891
	$24,130,964	$34,414,629

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	August 31, 2007	August 31, 2006
Revenues
Product sales and other	$521,369	$26,375

Cost of sales	151,535	-

Gross profit	369,834	26,375

Operating expenses:
Selling, general and administrative	1,958,190	2,732,524
Settlement and license expense	30,000	-
Total operating expenses	1,988,190	2,732,524
Operating loss	(1,618,356)	(2,706,149)
Other income (expense):
Interest and other income	474,525	126,767
Loss on sale of assets	(345)	(543)
Interest expense	(237)	-
Gain on sale of subsidiary interest	150,000	-
Equity in earnings (loss) of affiliated company	(1,200,542)	12,070,198
Total other income (expense), net	(576,599)	12,196,422

Income (loss) before income taxes	(2,194,955)	9,490,273

Provision (benefit) for income taxes	(232,569)	3,500,000

Minority interest	-	-

Net income (loss)	$(1,962,386)	$5,990,273

Basic income (loss) per common share	$(0.01)	$0.02

Diluted income (loss) per common share	$(0.01)	$0.01

Weighted average number of common shares outstanding - basic	390,455,132	368,837,051

Weighted average number of common shares outstanding - diluted	390,455,132	420,646,769

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	August 31, 2007	August 31, 2006

Operating activities:
Net income (loss)	$(1,962,386)	$5,990,273
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	11,322	10,635
Expense related to extension of expiration date of stock options	-	324
Non cash compensation relating to issuance of stock options and vesting of warrants	282,913	1,584,451
Accrued interest income added to investments	(267)	(634)
Equity in (earnings) loss of affiliated company	1,200,542	(12,070,198)
Loss on sale of assets	345	543
Deferred income taxes	(9,955,821)	-
Gain on VIE sale of portion of subsidiary interest	(150,000)	-
Reversal of tax effect of exercise of options	(25,645)	-
Changes in operating assets and liabilities:
Accounts receivable	(125,228)	(4,200)
Inventory	(137,404)	-
Prepaid and other assets	131,568	63,668
Prepaid income taxes	2,070,981	-
Accounts payable and accrued expenses	(1,147,570)	(321,297)
Accrued contested fee payable	-	(340,000)
Income taxes payable	7,677,916	3,457,600
Net cash used in operating activities	(2,128,734)	(1,628,835)

Investing activities:
Proceeds from sales of short-term investments	2,725,793	1,839,085
Purchases of short-term investments	(3,072,781)	(4,314,223)
Purchases of property and equipment	(8,178)	(5,667)
Proceeds from VIE sale of portion of subsidiary interest	100,000	-
Distributions from affiliated company	-	11,578,672
Net cash provided by (used in) investing activities	(255,166)	9,097,867

Financing activities:
Proceeds from exercise of common stock warrants and options	8,000	65,500
Repurchase of warrants	(921,857)	-
Repurchase of common stock for treasury	(2,725,793)	(1,839,085)
Net cash used in financing activities	(3,639,650)	(1,773,585)

Net increase (decrease) in cash and cash equivalents	(6,023,550)	5,695,447
Cash and cash equivalents, beginning of period	21,605,428	3,984,240
Cash and cash equivalents, end of period	$15,581,878	$9,679,687

Supplemental Disclosure of Cash Flow Information:

Cash payments for interest	$237	$-
Cash payments for income taxes	$-	$42,400

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Cashless exercise of warrants	$-	$30
Cashless exercise of stock options	$10	$-
Note receivable issued in connection with VIE sale of portion of subsidiary interest	$50,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements of Patriot Scientific Corporation (the “Company”, “we”, “us” or “our”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in Form 10-K for our fiscal year ended May 31, 2007.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. Operating results for the three month period ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.

Basis of Consolidation
The condensed consolidated statement of operations for the three months ended August 31, 2006 includes our accounts and those of our majority owned subsidiaries, Metacomp, Inc. and Plasma Scientific Corporation. The condensed consolidated balance sheet at May 31, 2007 and the condensed consolidated financial statements as of and for the three months ended August 31, 2007 include our accounts, those of our majority owned subsidiaries that are not considered variable interest entities (“VIE”s) and all VIEs for which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

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

FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46, as revised, were adopted as of December 31, 2003, for our interests in all VIEs. During the quarter ended May 31, 2007, we consolidated Scripps Secured Data, Inc. (“SSDI”) as SSDI was deemed a VIE and we determined that we were the primary beneficiary of SSDI.

Investment in Affiliated Company
We have a 50% interest in Phoenix Digital Solutions, LLC (see Note 4). This investment is accounted for using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company, continued

as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statements of operations in the caption “Equity in earnings (loss) of affiliated company”.

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

Shipping and Handling
Emerging Issues Task Force ("EITF") Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be classified as either cost of sales or disclosed in the notes to the financial statements. SSDI includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of sales.

Net Income (Loss) Per Share
We apply Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. At August 31, 2007, all potential common shares related to our outstanding warrants and options totaling 9,820,871 shares were not included in the calculation of diluted loss per share as they had an anti-dilutive effect. At August 31, 2006, potential common shares of 135,000 related to our outstanding warrants and options were not included in the calculation of diluted loss per share as they had an anti-dilutive effect.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Net Income (Loss) Per Share, continued

	Three Months Ended August 31, 2007
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net loss	$(1,962,386)	390,455,132	$(0.01)
Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	-
Loss available to common shareholders	$(1,962,386)	390,455,132	$0.01

	Three Months Ended August 31, 2006
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$5,990,273	368,837,051	$0.02
Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	51,809,718
Income available to common shareholders	$5,990,273	420,646,769	$0.01

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

The noncontrolling interest in SSDI, which we are required to consolidate as we are the primary beneficiary, has been reduced to zero due to the initial allocation of losses prior to the period in which we were required to consolidate. If a noncontrolling interest has been reduced to zero, the primary beneficiary must absorb any losses that are in excess of the value of the noncontrolling interest’s equity. For the period in which we are required to consolidate, March 27, 2007 through August 31, 2007 we absorbed $165,164 of SSDI’s losses as we are the primary beneficiary. The noncontrolling interest in any future profits will not be presented until all prior losses have been recovered.

Stock-Based Compensation

On June 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock Based Compensation.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation, continued

In November 2005, FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FAS 123R-3”). We have elected to adopt the alternative transition method provided in FAS 123R-3. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our condensed consolidated statement of operations for the three months ended August 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of May 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to May 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized in our condensed consolidated statement of operations for the three months ended August 31, 2007 included compensation expense for share-based payment awards granted subsequent to May 31, 2007 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended August 31, 2007 and 2006, of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated pricing term of option grants for the three months ended August 31, 2007 and 2006 was five years.

Summary of Assumptions and Activity

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three months ended August 31, 2007 and 2006 is based on the historical volatilities of our common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation, continued

	Three Months Ended		Three Months Ended
	August 31, 2007 (Unaudited)		August 31, 2006 (Unaudited)

Expected term	5	years	5	years
Expected volatility	127 - 128%		156%
Risk-free interest rate	4.26 - 4.96%		5.00%
Expected dividends	2.82%		-

A summary of option activity as of August 31, 2007 and changes during the three months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2007	7,245,000	$0.40
Options granted	2,225,000	$0.48
Options exercised	(1,007,846)	$0.16
Options forfeited	(1,017,154)	$0.16
Options outstanding at August 31, 2007	7,445,000	$0.49	3.88	$619,300
Options vested and expected to vest at August 31, 2007	7,370,000	$0.49	3.88	$619,300
Options exercisable at August 31, 2007	5,945,000	$0.49	3.66	$619,300

The weighted average grant date fair value of options granted during the three months ended August 31, 2007 and 2006 was $0.36 and $1.02 per option, respectively. The total intrinsic value of options exercised during the three months ended August 31, 2007 and 2006 was $478,750 and $40,500, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.47 per share on August 31, 2007) and the exercise price of outstanding, in the money options (those options with exercise prices below $0.47) on August 31, 2007.

As of August 31, 2007, there was approximately $488,415 of total unrecognized compensation cost related to employee stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 57 months.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation, continued

The following table summarizes employee stock-based compensation expense related to stock options under SFAS No. 123(R) for the three months ended August 31, 2007 and 2006, which was recorded as follows:

	Three Months Ended	Three Months Ended
	August 31, 2007	August 31, 2006
Selling, general and administrative expense	$282,913	$1,575,000

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on June 1, 2007 and did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of June 1, 2007, we are subject to U.S. Federal income tax examinations for the tax years May 31, 1991 through May 31, 2007, and we are subject to state and local income tax examinations for the tax years May 31, 1999 through May 31, 2007 due to the carryover of net operating losses from previous years.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

2.  Inventory

Inventory at August 31, 2007, consisted of raw materials of $183,765.

3.  License Agreements

In February 2005, we entered into two separate licensing agreements with one customer for our patent portfolio and Ignite microprocessor technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for maintenance services. Maintenance under the agreement is expected to be provided over a period not to exceed four years. Maintenance revenue recognized during the three months ended August 31, 2007 and 2006 was $6,250 and $6,250, respectively. The payment terms of the agreements required aggregate payments of $300,000 at the time of execution, three quarterly payments of $750,000 each on April 1, August 15, and November 15, 2005 and one final payment of $500,000 on February 15, 2006. The $500,000 payment due on February 15, 2006 was paid in March 2006. Total payments received in fiscal 2005 amounted to $1,050,000 and total payments received in fiscal 2006 amounted to $2,000,000. The agreements also provide for the future payment of royalties to us based on sales of product using the Ignite licensed technology. In connection with this license agreement, we became obligated to the co-inventor of the patent portfolio technology, Russell H. Fish III (“Fish”), for $207,600 pursuant to a July 2004 agreement under which we were obligated to pay a percentage of all patent portfolio licensing proceeds to Fish. The amount due under the agreement with Fish was payable in four installments of $51,900. Fish filed a lawsuit against us seeking damages and/or enforcement of the 2004 agreement. We challenged the enforceability of the agreement by counterclaim in that action. On February 14, 2007, a settlement of the litigation was finalized. Terms of the settlement required us to pay $3,400,000 in cash on February 14, 2007 and $3,000,000 on May 1, 2007, which amounted to approximately the debt claimed by Fish to be owed to him under the July 2004 agreement. In addition, the settlement required us to make a donation of $15,000 on February 14, 2007 on behalf of Fish to Maasai Power and Education Project, Inc., and to pay Fish the equivalent of 4% of 50% of the next $100 million of gross license fees as they are collected by Phoenix Digital and as distributions are made to us, after excluding the first $20 million collected by Phoenix Digital after December 1, 2006. Our commitment to make payments to Fish related to such future license revenues will not exceed $2 million. A liability for gross license fees due of $20,000 is included in accrued expenses in the accompanying condensed consolidated balance sheet at August 31, 2007. During the three months ended August 31, 2007, we recorded $30,000 in settlement and license expenses relating to royalty payments due to the Fish parties.

4.  Investment in Affiliated Company/License Agreement

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

We and TPL each own 50% of the membership interests of Phoenix Digital, and each of us has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, we and TPL agreed to establish a working capital fund for Phoenix Digital of $4,000,000, of which our contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of Phoenix Digital in order to maintain working capital of not more than $8,000,000.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company/License Agreement, continued

Neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement. Phoenix Digital has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of Phoenix Digital) for supporting efforts to secure licensing agreements by the other member on behalf of Phoenix Digital. During the three months ended August 31, 2007 and 2006, Phoenix Digital paid $873,731 and $968,000, respectively, to TPL pursuant to this commitment.

We are accounting for our investment in Phoenix Digital under the equity method of accounting, and accordingly have recorded our share of Phoenix Digital’s net loss of $1,200,542 during the three months ended August 31, 2007 as a decrease in our investment and our share of Phoenix Digital’s net income of $12,070,198 during the three months ended August 31, 2006 as an increase in our investment. Cash distributions of $11,578,672 received from Phoenix Digital during the three months ended August 31, 2006 have been recorded as a reduction in our investment. No distributions were received during the three months ended August 31, 2007. Our investment in Phoenix Digital is $1,683,427 at August 31, 2007 and has been recorded as “Investment in Affiliated Company”. We have recorded our share of Phoenix Digital’s net loss as “Equity in Loss of Affiliated Company” in the accompanying consolidated statements of operations for the three months ended August 31, 2007. We have recorded our share of Phoenix Digital’s net income as “Equity in Earnings of Affiliated Company” in the accompanying consolidated statements of operations for the three months ended August 31, 2006. At August 31, 2007 we have recorded $396,098 as A/R from affiliated company for reimbursement due to us of legal fees and related costs for the patent litigation (see Note 7).

During the three months ended August 31, 2007 and 2006, Phoenix Digital entered into licensing agreements with third parties, pursuant to which it received aggregate proceeds of $1,500,000 and $25,749,000, respectively. During September 2007, Phoenix Digital entered into licensing agreements pursuant to which it received aggregate proceeds of $1,433,000.

The condensed balance sheets and statements of operations of Phoenix Digital at August 31, 2007 and 2006 and for the three months then ended are as follows:

Condensed Balance Sheets

ASSETS:

	2007	2006
Cash	$3,759,743	$8,695,729
Prepaid expenses	135,000	15,000
Total assets	$3,894,743	$8,710,729

LIABILITIES AND MEMBERS’ EQUITY:

Accounts payable and accrued expenses	$516,098	$299,585
Income taxes payable	11,790	-
Members’ equity	3,366,855	8,411,144
Total liabilities and members’ equity	$3,894,743	$8,710,729

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company/License Agreement, continued

Condensed Statements of Operations

Revenues	$1,500,000	$25,749,000
Operating expenses	3,966,543	1,717,917
Operating income (loss)	(2,466,543)	24,031,083
Interest income	65,460	109,312
Net income (loss)	$(2,401,083)	$24,140,395

5.  Consolidated Variable Interest Entity

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

On March 27, 2007, we entered into an 18 month revolving line of credit with SSDI for a maximum amount of $500,000. The line of credit matures on September 27, 2008. If we do not provide notice to SSDI at least 90 days prior to the maturity date, the maturity date automatically extends 12 months. The line of credit is collateralized by all assets presently owned or hereafter acquired by SSDI. The carrying value of the collateral is approximately $328,090 at August 31, 2007. The creditors of SSDI do not have recourse to our other assets. On March 28, 2007, we advanced $150,000 under terms of the agreement, on April 16, 2007 we advanced $100,000 under terms of the agreement and on September 4, 2007 we advanced $100,000 under terms of the agreement.

The line of credit carries a floating interest rate which is defined as the prime rate as announced by Bank of America. At August 31, 2007, the interest rate on the note was 8.25%; On September 18, 2007, the interest rate on the note was 7.75%. SSDI is required to make minimum monthly payments on the line consisting of unpaid and accrued interest on the first day of the month following the initial advance.

As a result of the line of credit, we have a variable interest in SSDI, a variable interest entity, and we have determined that we are the primary beneficiary as we absorb more than half of the variable interest entity’s expected losses. FIN46, requires us to consolidate SSDI as long as we are deemed to be the primary beneficiary. The equity interests of SSDI not owned by us are reported as a minority interest in our August 31, 2007 condensed consolidated balance sheet. As of August 31, 2007, the noncontrolling interest in SSDI, which we are required to consolidate as we are the primary beneficiary, has been reduced to zero due to the initial allocation of losses prior to the period in which we were required to consolidate. If a noncontrolling interest has been reduced to zero, the primary beneficiary must absorb any losses that are in excess of the value of the noncontrolling interest’s equity. For the period in which we are required to consolidate, March 27, 2007 through August 31, 2007 we absorbed $165,164 of SSDI’s losses as we are the primary beneficiary. The noncontrolling interest in any future profits will not be presented until all prior losses have been recovered.

Prior to initial consolidation, we recognized a $126,746 impairment loss on our investment for the losses of SSDI for the period February 2007 through March 26, 2007.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Consolidated Variable Interest Entity, continued

Upon initial consolidation of the variable interest entity, on March 27, 2007, $251,146 of current assets, $43,199 of net property and equipment, $47,240 of other assets, $98,331 of current liabilities and no minority interest were included on the consolidated balance sheet.

During the three months ended August 31, 2007, SSDI sold a membership interest in its subsidiary DataSecurus, LLC to an unrelated third party for $100,000 in cash and a $50,000 note receivable due June 2008.

6.  Stockholders’ Equity

During July 2006 we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market. As part of the program we purchased 4,961,640 and 2,075,003 shares of our common stock at an aggregate cost of $2,725,793 and $1,839,085 during the three months ended August 31, 2007 and 2006, respectively.

The following table summarizes equity transactions during the three months ended August 31, 2007:

	Common Stock		Additional Paid-	Accumulated
	Shares	Amounts	in Capital	Deficit	Treasury Stock
Balance June 1, 2007	393,201,134	$4,066	$72,150,581	$(43,151,678)	$(8,832,078)

Exercise of warrants and options at $0.05 to $0.07 per share	150,000	2	7,998	-	-
Cashless exercise of options	982,846	10	(10)	-	-
Repurchase of warrants	-	-	(921,857)	-	-
Non-cash compensation	-	-	282,913	-	-
Tax effect of exercise of options	-	-	(25,645)	-	-
Repurchase of common stock for treasury	(4,961,640)	-	-	-	(2,725,793)
Net loss	-	-	-	(1,962,386)	-
Balance August 31, 2007	389,372,340	$4,078	$71,493,980	$(45,114,064)	$(11,557,871)

Stock Options and Warrant Activity

As of August 31, 2007, we had 100,000 options outstanding pursuant to our 1996 Stock Option Plan exercisable at $0.07 per share expiring in 2009; 775,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.07 to $0.86 per share expiring through 2012; 3,450,000 options outstanding pursuant to our 2003 Stock Option Plan exercisable at a range of $0.05 to $0.49 per share expiring through 2012; and 3,120,000 options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.60 to $0.70 per share expiring through 2012. Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

During the three months ended August 31, 2007, a director exercised stock options to purchase 25,000 shares of common stock for proceeds of $1,750, and a director exercised stock options utilizing a share certification exchange procedure within our stock option plans to exercise 1,500,000 shares and receive 982,846 new shares upon exercise.

During the quarter ended August 31, 2007, we recorded $282,913 of non cash compensation expense related to stock options issued and vesting of stock options.

As of August 31, 2007, we had warrants outstanding to purchase 9,935,915 common shares at exercise prices ranging from $0.05 to $1.00 per share, expiring at various dates through 2012. Some of those outstanding warrants were not exercisable as of August 31, 2007 as they are subject to meeting vesting criteria. During the three months ended August 31, 2007, we issued no warrants to purchase shares of common stock, an investor exercised warrants to purchase 125,000 shares of common stock for proceeds of $6,250 and we repurchased 2,000,000 warrants for $921,857 under terms of our warrant repurchase agreement as detailed below.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity, continued

In connection with a previous debt agreement, the Company entered into an Antidilution Agreement (the “Antidilution Agreement”) with Swartz Private Equity, LLC (“Swartz”) wherein the Company was obligated to issue to Swartz warrants equal to 11% of the common stock issued between January 28, 2002 and March 11, 2002, 20% of the common stock issued between March 12, 2002 and April 1, 2003, and after April 1, 2003, 30% of the common stock issued to any parties other than Swartz. There were no warrants issued during the three month period ended August 31, 2006 in connection with the Antidilution agreement. On October 10, 2006, the Company entered into an Approval Rights Agreement and Termination of Antidilution Agreement and Addendum to Warrants (the “Termination Agreement”) with Swartz to terminate the Antidilution Agreement. In consideration for entering into the Termination Agreement, the Company agrees to obtain Swartz’s written approval at least 30 days prior to entering into (i) any acquisition of any business entity or asset of any kind where the aggregate number of shares of common stock and derivative securities (on a fully diluted basis) issued as consideration for the acquisition equals or exceeds 10% of the number of shares of common stock of the Company outstanding at the time of the acquisition (on a fully diluted basis) or (ii) any acquisition (regardless of size) by the Company of any business entity or asset of any kind that is not unanimously approved by the Company’s board of directors.

On July 19, 2007, we entered into a warrant redemption agreement with Lincoln Ventures, LLC, whereby at our option, we agree to redeem certain warrants representing the right to acquire an aggregate of up to 7,000,000 shares of our common stock, through October 2007. The warrants were redeemable in quantities not to exceed 2,000,000 warrants in the first two calendar months and 3,000,000 in the last calendar month, at a price equal to the product of (a) the volume weighted average of the daily volume weighted average prices of our common stock for all trading days in the applicable calendar month, minus the exercise price of the warrant, multiplied by (b) the number of shares being redeemed from that warrant. Lincoln Ventures, LLC was prohibited from exercising any of the warrants as long as we remained in compliance with the agreement. Additionally, Lincoln Ventures, LLC was prohibited from purchasing any shares of our common stock on the open market during any “pricing month” defined in the agreement as the calendar month immediately preceding the calendar month in which we deliver the redemption notice to Lincoln Ventures, LLC. Subsequent to September 20, 2007, we repurchased all of the additional warrants pursuant to the agreement (see Note 9).

7.  Commitments and Contingencies

Litigation

Lowell Giffhorn Arbitration

On September 23, 2005, Lowell Giffhorn, a former executive officer and a former director of the Company, submitted a demand for arbitration with the American Arbitration Association related to the termination of Mr. Giffhorn's employment with the Company. Mr. Giffhorn asserts that the termination of his employment with the Company was unlawful, retaliatory, wrongful, violated public policy, violated the covenant of good faith and fair dealing and violated securities laws. Mr. Giffhorn has demanded damages of approximately $4,500,000 (excluding claims for punitive damages and attorneys fees). The Company denies the allegations and believes the claims to be without merit. The Company has retained litigation counsel and intends to vigorously defend the claims. The amount, if any, of ultimate liability with respect to the foregoing cannot be determined. Despite the inherent uncertainties of litigation, the Company at this time does not believe that Mr. Giffhorn's claim will have a material adverse impact on its financial condition, results of operations, or cash flows.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies, continued

Patent Litigation

Pursuant to the joint venture that the Company entered into in June 2005 with TPL (in settlement of inventorship/ownership litigation between the parties, and in return for a 50-50 sharing of net licensing and enforcement revenues), the Company granted TPL the complete and exclusive right to enforce and license its microprocessor patent portfolio. The Company then dismissed its patent infringement claims against Fujitsu Computer Systems, Inc. (“Fujitsu”), Matsushita Electric Corporation of America (“MEI”), NEC Solutions (America) Inc. (“NEC”), Sony Electronics Inc. (“Sony”), and Toshiba America Inc., and certain related entities of these defendants which had been pending in the Federal District Court for the Northern District of California. Thereafter, TPL, on behalf of the TPL/Patriot joint venture, filed patent infringement actions against certain of the foregoing defendants (except Sony) and their related entities in the Federal District Court for the Eastern District of Texas, which litigation is currently pending. Patriot was subsequently joined as a party to the litigation. Litigation is not currently pending with regard to Fujitsu or NEC and certain of NEC’s subsidiaries as listed below.

On August 25, 2006, ARM Ltd. and ARM, Inc. intervened as defendants, seeking a declaration of non-infringement of our ‘584 patent with respect to ARM processor cores contained within some alleged infringing chips of other defendants.

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

A Claims Construction Hearing was held May 3, 2007 in The United States District Court for the Eastern District of Texas. On June 15, 2007, the court handed down claims construction of the patents-in-suit, the ‘336, ‘148 and ‘584 patents. Based on the claims construction ruling, TPL/Patriot are vigorously proceeding with discovery with respect to the ‘336 and ‘148 patents. However, based on the claims construction ruling as to the ‘584 patent claims of “instruction groups”, TPL/Patriot announced on August 8, 2007, a Stipulation with ARM intended to expedite an appeal of that claims construction. The Stipulation is a declaration of non-infringement by the accused ARM products with respect to the ‘584 patent. This is intended to bolster TPL/Patriot’s efforts in the long run to enforce rights under the ‘584 patent. A notice of appeal to the Federal Circuit has been filed with respect to the ARM Stipulation and the District Court's claims construction with respect to the '584 patent.

During the discovery phase, TPL and Patriot reached stipulations regarding representative chips and products to streamline the presentation of the evidence at trial. As such, only a portion of the accused chips and products of those defendants will be the subject of evidence at trial. NEC Electronics America, Inc. is accused in the litigation of contributory infringement by virtue of manufacturing chips utilized by the other defendants in accused products.

The parties proceeded to mediation September 25-26, 2007. During the mediation TPL did not reach an agreement with any of the three sets of defendants with respect to the issues of the lawsuit, or with respect to potential licensing agreements broader in scope than the claims of the litigation. Jury selection is scheduled to begin January 7, 2008.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies, continued

401(k) Plan

We have a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. We match 50% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation. Participants vest 33% per year over a three year period in our contributions. Our matching contributions during the three months ended August 31, 2007 and 2006 were $928 and $2,562, respectively.

Employment Contracts

In connection with Mr. Turley’s appointment as President and Chief Executive Officer, and commencing on June 5, 2007, we entered into an employment agreement with Mr. Turley for a one-year term. Pursuant to the agreement, if Mr. Turley is terminated without cause, he is entitled to his then current salary level for the remaining term of his agreement conditional upon the execution of a general release.

In connection with Mr. Flowers’ appointment as the Chief Financial Officer, and commencing on September 17, 2007, we entered into an employment agreement with Mr. Flowers for an initial 120-day term if not terminated pursuant to the agreement, with an extension period of one year and on a continuing basis thereafter. Pursuant to the agreement, if Mr. Flowers is terminated without cause or resigns with good reason within the first two years of employment, he is entitled to receive an amount equal to his annual base salary for the greater of (i) 6 months or (ii) the period remaining in the extended one-year term. If Mr. Flowers is terminated without cause or resigns with good reason any time after two years of continuous employment, he is entitled to receive an amount equal to 12 months of his annual base salary. Mr. Flowers is also entitled to certain payments upon a change of control of the Company if the surviving corporation does not retain him. All such payments are conditional upon the execution of a general release.

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

Earn-Out Agreement

SSDI entered into an earn-out agreement with a former debt holder of Holocom Networks, Inc. (“Holocom Networks”) upon our contribution of the foreclosure sale collateral of Holocom Networks to SSDI in fiscal 2007. The agreement required the former debt holder to release all of his rights to any Holocom Networks collateral in exchange for receiving 3% of the net sales (defined as cash revenues actually received less credits or discounts and other claims of customers) of SSDI’s protected distribution system products for a period of 48 months from the foreclosure sale date of February 2, 2007. The earn-out is to be paid each calendar quarter. A liability for payment under this agreement of $13,236 is included in accrued expenses in the accompanying condensed consolidated balance sheet at August 31, 2007.

8.  Segment Information

SSDI began operations in February 2007 and we consolidated SSDI in our financial statements in March 2007. SSDI is an operating segment under FASB Statement No. 131, Disclosures About Segments of an Enterprise, as revenue is 10% or more of the total revenue of all operating segments.

SSDI is engaged in the business of developing and manufacturing network-security hardware for sale to government, military, and other high-security facilities. There is no inter-segment revenue, and the accounting policies for segment reporting are the same as for us as a whole.

The “all other” category includes the results for Patriot Scientific Corporation.

 Operating segment net revenue, operating loss and income (loss) before taxes for three months ended August 31, 2007 and 2006 were as follows:

	2007	2006
Net revenue:
SSDI	$511,864	$-
All other	9,505	26,375
Total net revenue	$521,369	$26,375

Operating loss:
SSDI	$(145,629)	$-
All other	(1,472,727)	(2,706,149)
Total operating loss	$(1,618,356)	$(2,706,149)

Income (loss) before taxes:
SSDI	$4,749	$-
All other	(2,199,704)	9,490,273
Total income (loss) before taxes	$(2,194,955)	$9,490,273

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Segment Information, continued

All sales were to unaffiliated customers within the United States. During the three months ended August 31, 2007, one customer accounted for 73% of SSDI’s product sales and this same customer accounted for 19% of SSDI’s accounts receivable at August 31, 2007, and this same customer accounted for 81% of SSDI’s accounts receivable at May 31, 2007.

Operating segment total assets and depreciation and amortization as of and for the three months ended August 31, 2007 and 2006 were as follows:

	2007	2006
Depreciation and amortization:
SSDI	$4,154	$-
All other	7,168	10,635
Total depreciation and amortization	$11,322	$10,635

	2007	2006
Total assets:
SSDI	$594,320	$-
All other	23,536,644	20,669,433
Total assets	$24,130,964	$20,669,433

9.  Subsequent Events

During the period September 1, 2007 through October 10, 2007, Phoenix Digital entered into license agreements with third parties, pursuant to which it received aggregate proceeds totaling $1,433,000.

On September 4, 2007, we repurchased 2,000,000 warrants for $799,647 pursuant to the terms of our warrant repurchase agreement with Lincoln Ventures, LLC.

On September 4, 2007, we advanced $100,000 to SSDI pursuant to the line of credit agreement. On September 18, 2007, the interest rate on the line of credit decreased to 7.75% in accordance with the change in the prime interest rate.

During the period September 1, 2007 through October 10, 2007, we purchased 737,181 shares of our common stock for treasury at an aggregate cost of $317,128.

On September 13, 2007, a director exercised stock options to purchase 100,000 shares of common stock for proceeds of $10,200.

On September 17, 2007, a warrant holder exercised 3,500,000 warrants on a cashless basis, receiving 2,536,942 shares of our common stock upon exercise.

On September 17, 2007, we granted stock options, from our 2006 Stock Option Plan to our newly-appointed chief financial officer in accordance with his employment contract as follows: 600,000 non-qualified stock options, subject to vesting provisions within the option, and 150,000 non-qualified stock options which fully vest on January 17, 2008.

On October 2, 2007, we repurchased the remaining 3,000,000 warrants for $1,039,398 pursuant to the terms of our warrant repurchase agreement with Lincoln Ventures, LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS" SEE ALSO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 2007.

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

During the fiscal year ended May 31, 2006, we finalized an agreement for the licensing of our technology with Intel Corporation. During the fiscal years ended May 31, 2006 and 2007, the joint venture entered into licensing agreements with Hewlett-Packard, Fujitsu, Casio, Nikkon, Sony, Seiko Epson, Pentax, Olympus, Kenwood, Agilent Technologies, Schneider Electric, Lexmark, NEC, Funai Electric, SanDisk, Sharp and Nokia through our joint venture entity, Phoenix Digital Solutions, LLC (“PDS”). During the three months ended August 31, 2007, PDS entered into licensing agreements with Lego Systems and Bull. We believe that these agreements represent validation of our position that our intellectual property was and is being infringed by major manufacturers and users of microprocessor technology. We believe the early stage agreements demonstrate the potential value of our intellectual property in that they are "arms length" transactions with major electronics manufacturers.

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

3.    Stock Options and Warrants

On June 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock Based Compensation.

In November 2005, FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FAS123R-3”). We have elected to adopt the alternative transition method provided in FAS 123R-3. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our condensed consolidated statement of operations for the three months ended August 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of May 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to May 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized in our condensed consolidated statement of operations for the three months ended August 31, 2007 included compensation expense for share-based payment awards granted subsequent to May 31, 2007 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended August 31, 2007 and 2006, of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures.

Employee stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended August 31, 2007 and 2006 was $282,913 and $1,575,000, respectively, as determined by the Black-Scholes valuation model.

4.    Patents and Trademarks

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

6.    Investment in Affiliated Company

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

7.    Variable Interest Entity

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

Results of Operations

Our revenues increased from approximately $26,000 for the three months ended August 31, 2006 to approximately $521,000 for the three months ended August 31, 2007. Our revenue amounts do not include income of approximately $12,070,000 from our investment in Phoenix Digital Solutions, LLC for the three months ended August 31, 2006, or loss of approximately $1,201,000 from our investment in Phoenix Digital Solutions, LLC for the three months ended August 31, 2007. During the three months ended August 31, 2007 we recorded sales amounting to approximately $512,000 by our consolidated variable interest entity, SSDI, with cost of sales amounting to approximately $152,000. During the three months ended August 31, 2006 and 2007, we recognized maintenance fee revenues totaling approximately $6,250 and $6,250 in connection with an agreement with AMD Corporation during the 2005 fiscal year. The agreement called for maintenance fees totaling $100,000 connected with a license agreement for our Ignite technology; the license fee revenue is being recognized as revenue evenly over the four year period of the license. In addition during the three months ended August 31, 2007, we recorded sales of approximately $3,300 from the sale of microprocessor chips that we no longer market. Inventory associated with the sales of these microprocessor chips is carried at zero value. During the three months ended August 31, 2006, we recorded sales of approximately $20,100 relating to the microprocessor chips.

Selling, general and administrative expenses decreased from approximately $2,733,000 for the three months ended August 31, 2006 to approximately $1,988,000 for the three months ended August 31, 2007. Legal expenses decreased by approximately $127,000 for the three months ended August 31, 2007 compared with the three months ended August 31, 2006 and accounting expenses increased by approximately $70,000 for the three months ended August 31, 2007 compared with the three months ended August 31, 2006 primarily due to fees for the audits of our affiliate, consolidated variable interest entity and the completion of the testing of our internal controls. Salary costs and related expenses included non-cash expenses associated with the fair value of options granted during the period in accordance with SFAS No. 123R. During the three months ended August 31, 2007, options were granted to our newly-appointed chief executive officer pursuant to terms of his employment contract, those option grants plus the related vesting on the grants resulted in non-cash compensation expense of approximately $170,000. On August 16, 2007 options were granted to certain employees and a newly-appointed director resulting in non-cash compensation of approximately $113,000. During the three months ended August 31, 2006, 1,500,000 options were granted to our then chief executive officer resulting in a non-cash compensation expense amounting to approximately $1,527,000. Board of director fees amounting to approximately $98,000 were paid during the three months ended August 31, 2007 as compared to $60,000 paid for the three months ended August 31, 2006. Other salary expenses increased by approximately $371,000 for the three months ended August 31, 2007 as compared with the three months ended August 31, 2006 including approximately $307,000 in salaries and related expenses for SSDI during the three months ended August 31, 2007. Salary expenses for the parent company including wages, payroll taxes, employee benefits and expenses connected with 401(k) employer matching increased by approximately $64,000 during the three months ended August 31, 2007 as compared with the three months ended August 31, 2006. Travel and related expenses for the three months ended August 31, 2007 increased by approximately $43,000 as expenses for SSDI of approximately $51,000 were combined with the decrease in travel expenses for the parent company of approximately $8,300. Consulting expenses increased by approximately $27,000 for the three months ended August 31, 2007 as compared to the three months ended August 31, 2006 due to one time fees for evaluations of our various technologies and expenses associated with our production of materials for the upcoming litigation. Offsetting the increases in selling, general and administrative expenses for the three months ended August 31, 2007 as compared to the three months ended August 31, 2006, were decreases amounting to approximately $55,000 for public relations expenses and $13,000 for investor relations expenses.

Settlement and license expenses amounting to $30,000 were recorded for the three months ended August 31, 2007 relating to royalties payable resulting from an agreement with Fish (see Note 3 to our condensed consolidated financial statements for more information). No such expenses were recorded for the three months ended August 31, 2006.

Our other income and expenses for the three months ended August 31, 2007 and 2006 included equity in the earnings and loss of PDS. The investment is accounted for in accordance with the equity method of accounting for investments. Our investment in PDS for the three months ended August 31, 2007 generated a loss after expenses in the amount of approximately $1,201,000 resulting from licensing agreements for our intellectual property with Lego Systems and Bull for one time payments. Our investment in PDS provided net income after expenses in the amount of approximately $12,070,000 for the three months ended August 31, 2006. Total other income and expense for the three months ended August 31, 2007 amounted to net other expense of approximately $577,000 compared with total other income and expense for the three months ended August 31, 2006 of net other income amounting to approximately $12,196,000. Interest income and other income increased from approximately $127,000 for the three months ended August 31, 2006 to approximately $475,000 for the three months ended August 31, 2007 as interest bearing account balances increased from cash received as distributions from our investment in PDS and we recognized other income of approximately $227,000 in connection with our reimbursement request billings to PDS for our prior period legal expenses incurred in connection with the patent litigation. During the three months ended August 31, 2007, SSDI recognized $150,000 of other income in connection with the sale of a portion of its interest in Holocom MultiDomain Computers, LLC, now known as DataSecurus, LLC.

During the quarter ended August 31, 2006, we recorded a provision for income taxes of $3,500,000 related to federal and California taxes. During the quarter ended August 31, 2007, we recorded a benefit from income taxes of approximately $233,000 related to federal and California taxes. Also, during the quarters ended August 31, 2006, and August 31, 2007, we utilized approximately $34,300,000 and $5,600,000, respectively, of our available federal net operating loss carry-forwards. At August 31, 2007 we have utilized all of our remaining available federal net operating loss carry-forwards. At May 31, 2007, we have utilized all of our state net operating loss carry-forwards of approximately $17,822,000.

We recorded net income for the three months ended August 31, 2006 of $5,990,273 compared with a net loss of $1,962,386 for the three months ended August 31, 2007.

Liquidity and Capital Resources

Liquidity

Our cash, marketable securities and short-term investment balances decreased from approximately $25,955,000 as of May 31, 2007 to approximately $20,278,000 as of August 31, 2007. We also have restricted cash balances amounting to approximately $102,000 as of May 31, 2007 and approximately $103,000 as of August 31, 2007. Total current assets decreased from approximately $31,399,000 as of May 31, 2007 to approximately $22,319,000 as of August 31, 2007. Total current liabilities amounted to approximately $2,021,000 and approximately $8,551,000 as of May 31, 2007 and August 31, 2007, respectively. The change in our current position as of August 31, 2007 as compared with May 31, 2007 results from our utilization of cash to repurchase warrants and to purchase treasury stock while not receiving cash distributions from PDS during the three months ended August 31, 2007. Additionally, during the three months ended August 31, 2007, we utilized our remaining federal net operating losses for income tax purposes, resulting in a current tax liability of approximately $7,678,000 and causing our prepaid income taxes and deferred tax assets at May 31, 2007 to be reclassified to the current tax liability.

Cash Flows From Operating Activities

Cash used in operating activities for the three months ended August 31, 2007 was approximately $2,129,000 as compared with cash used in operating activities for the three months ended August 31, 2006 of approximately $1,629,000. The principal components of the current period amount were: our share of loss in our investee of approximately $1,201,000, change in refundable income taxes of approximately $2,071,000 change in income taxes payable of approximately $7,678,000. These increases were partially offset by: net loss of approximately $1,962,000, change in deferred taxes of approximately $9,956,000, and changes in accounts payable and accrued expenses of approximately $1,148,000.

Cash Flows From Investing Activities

Cash used in investing activities was approximately $255,000 for the three months ended August 31, 2007 as compared to cash provided by investing activities of approximately $9,098,000 for the three months ended August 31, 2006. The decrease was primarily due to lack of distributions received from our investment in affiliate. Cash used during the three months ended August 31, 2007 consisted of approximately $347,000 in net purchases of short-term investments and purchases of fixed assets of approximately $8,000. The cash used during the three months ended August 31, 2007 was partially offset by proceeds of $100,000 received by SSDI for the sale of a membership interest in DataSecurus, LLC.

Cash Flows From Financing Activities

Cash used in financing activities for the three months ended August 31, 2007 was approximately $3,640,000 as compared to approximately $1,774,000 for the three months ended August 31, 2006 primarily due to payments of approximately $2,726,000 to repurchase shares of our common stock for treasury and warrant repurchases of approximately $922,000 for the three months ended August 31, 2007. The cash used during the three months ended August 31, 2007 was partially offset by cash received of approximately $8,000 from the exercise of common stock options and warrants.

Capital Resources

Our current position as of August 31, 2007 is expected to provide the funds necessary to support our operations through at least the next twelve months.

Contractual Obligations and Committments

A summary of our outstanding contractual obligations at August 31, 2007 is as follows:

Contractual Cash Obligations	Total Amounts Committed	1-3 Years

Operating leases - facilities	$180,810	$180,810

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on June 1, 2007 and did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of June 1, 2007, we are subject to U.S. Federal income tax examinations for the tax years May 31, 1991 through May 31, 2007, and we are subject to state and local income tax examinations for the tax years May 31, 1999 through May 31, 2007 due to the carryover of net operating losses from prior years.

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

Risk Factors

We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock. We believe the following to be our most significant risk factors as of the date this report is being filed. The risks and uncertainties described below are not the only ones we face.

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

We Are Dependent Upon A Joint Venture In Which We Are A Passive Partner For Substantially All Of Our Income

In June of 2005, we entered into a joint venture with Technology Properties Limited, pursuant to which Technology Properties Limited is responsible for the licensing and enforcement of our microprocessor patent portfolio. This joint venture has been the source of virtually all of our income since June of 2005. Therefore, in light of the absence of significant revenue from other sources, we should be regarded as entirely dependent on the success or failure of the licensing and prosecution efforts of Technology Properties Limited on behalf of the joint venture. Sales of our microprocessor products and data security products have resulted in limited revenues. Our other product lines are no longer being actively marketed, and also only generate limited and sporadic sales.

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

We Have Settled A Legal Dispute Which Could Affect Our Future Results Of Operations And Working Capital Position

We were sued by a co-inventor of the technology underlying our microprocessor patent portfolio with regard to proceeds we received as a consequence of recently signed license agreements. On February 14, 2007, we finalized a settlement of this litigation. This settlement required us to pay the co-inventor $6,400,000 and requires us to pay up to $2,000,000 from the proceeds we receive from future licensing transactions. As of the date of this filing, we have paid $1,194,000 of the $2,000,000 obligation for future licensing transaction proceeds required under the settlement agreement. These payments have resulted, and will result, in a reduction of our net income in the current fiscal year and future quarters until our obligations under the settlement have been fulfilled.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of August 31, 2007, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our report filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of August 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Lowell Giffhorn Arbitration

On September 23, 2005, Lowell Giffhorn, a former executive officer and a former director of the Company, submitted a demand for arbitration with the American Arbitration Association related to the termination of Mr. Giffhorn's employment with the Company. Mr. Giffhorn asserts that the termination of his employment with the Company was unlawful, retaliatory, wrongful, violated public policy, violated the covenant of good faith and fair dealing and violated securities laws. Mr. Giffhorn has demanded damages of approximately $4,500,000 (excluding claims for punitive damages and attorneys fees). The Company denies the allegations and believes the claims to be without merit. The Company has retained litigation counsel and intends to vigorously defend the claims. The amount, if any, of ultimate liability with respect to the foregoing cannot be determined. Despite the inherent uncertainties of litigation, the Company at this time does not believe that Mr. Giffhorn's claim will have a material adverse impact on its financial condition, results of operations, or cash flows.

Patent Litigation

Pursuant to the joint venture that the Company entered into in June 2005 with TPL (in settlement of inventorship/ownership litigation between the parties, and in return for a 50-50 sharing of net licensing and enforcement revenues), the Company granted TPL the complete and exclusive right to enforce and license its microprocessor patent portfolio. The Company then dismissed its patent infringement claims against Fujitsu Computer Systems, Inc. (“Fujitsu”), Matsushita Electric Corporation of America (“MEI”), NEC Solutions (America) Inc. (“NEC”), Sony Electronics Inc. (“Sony”), and Toshiba America Inc., and certain related entities of these defendants which had been pending in the Federal District Court for the Northern District of California. Thereafter, TPL, on behalf of the TPL/Patriot joint venture, filed patent infringement actions against certain of the foregoing defendants (except Sony) and their related entities in the Federal District Court for the Eastern District of Texas, which litigation is currently pending. Patriot was subsequently joined as a party to the litigation. Litigation is not currently pending with regard to Fujitsu or NEC and certain of NEC’s subsidiaries as listed below.

On August 25, 2006, ARM Ltd. and ARM, Inc. intervened as defendants, seeking a declaration of non-infringement of our ‘584 patent with respect to ARM processor cores contained within some alleged infringing chips of other defendants.

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

A Claims Construction Hearing was held May 3, 2007 in The United States District Court for the Eastern District of Texas. On June 15, 2007, the court handed down claims construction of the patents-in-suit, the ‘336, ‘148 and ‘584 patents. Based on the claims construction ruling, TPL/Patriot are vigorously proceeding with discovery with respect to the ‘336 and ‘148 patents. However, based on the claims construction ruling as to the ‘584 patent claims of “instruction groups”, TPL/Patriot announced on August 8, 2007, a Stipulation with ARM intended to expedite an appeal of that claims construction. The Stipulation is a declaration of non-infringement by the accused ARM products with respect to the ‘584 patent. This is intended to bolster TPL/Patriot’s efforts in the long run to enforce rights under the ‘584 patent. A notice of appeal to the Federal Circuit has been filed with respect to the ARM Stipulation and the District Court's claims construction with respect to the '584 patent.

During the discovery phase, TPL and Patriot reached stipulations regarding representative chips and products to streamline the presentation of the evidence at trial. As such, only a portion of the accused chips and products of those defendants will be the subject of evidence at trial. NEC Electronics America, Inc. is accused in the litigation of contributory infringement by virtue of manufacturing chips utilized by the other defendants in accused products.

The parties proceeded to mediation September 25-26, 2007. During the mediation TPL did not reach an agreement with any of the three sets of defendants with respect to the issues of the lawsuit, or with respect to potential licensing agreements broader in scope than the claims of the litigation. Jury selection is scheduled to begin January 7, 2008.

Item 1A. Risk Factors

No material changes from the risk factors contained in our 10-K for the year ended May 31, 2007. Please see Part I, Item 2, above, for our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2006, the Company’s Board of Directors authorized a stock repurchase program. We commenced the program in July 2006 and plan to repurchase outstanding shares of our common stock on the open market from time to time. As part of the program, we purchased 4,961,640 shares of our common stock at an aggregate cost of $2,725,793 during the three months ended August 31, 2007.

Following is a summary of all repurchases by the Company of its common stock during the three month period ended August 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs

June 1 - 30, 2007	2,229,700	$0.54	2,229,700
July 1 - 31, 2007	2,570,940	$0.56	2,570,940
August 1 - 31, 2007	161,000	$0.54	161,000
Total	4,961,640	$0.55	4,961,640

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

4.2
1996 Stock Option Plan of the Company dated March 25, 1996 and approved by the Shareholders on May 17, 1996, incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 filed May 23, 1996 (Commission file No. 333-01765)

4.3	2001 Stock Option Plan of the Company dated February 21, 2001 incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-8 filed March 26, 2001 (Commission file No. 333-57602)

4.4	2003 Stock Option Plan of the Company dated July 2, 2003 incorporated by reference to Exhibit 4.27 to Registration Statement on Form S-8 filed September 4, 2003 (Commission file No. 333-108489)

4.5	2006 Stock Option Plan of the Company dated March 31, 2006 incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-8 filed June 20, 2006 (Commission file No. 333-135156)

4.6
Approval Rights Agreement and Termination of Antidilution Agreement and Addendum to Warrants dated October 10, 2006, incorporated by reference to Exhibit 4.29 to Form 10-KSB for the fiscal year ended May 31, 2006, filed on October 13, 2006 (Commission file No. 000-22182)

10.1	Employment Agreement dated June 5, 2007 by and between the Company and James Turley, incorporated by reference to Exhibit 10.1 to Form 8-K filed June 8, 2007 (Commission file No. 000-22182)

10.2
Employment Agreement dated September 17, 2007 by and between the Company and Clifford Flowers, incorporated by reference to Exhibit 10.1 to Form 8-K filed September 19, 2007 (Commission file No. 000-22182)

31.1*	Certification of James L. Turley, CEO, pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Clifford L. Flowers, CFO, pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of James L. Turley, CEO, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification of Clifford L. Flowers, CFO, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: October 10, 2007	PATRIOT SCIENTIFIC CORPORATION /S/ JAMES L. TURLEY James L. Turley Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES L. TURLEY James L. Turley	President, Chief Executive Officer, and Director	October 10, 2007

/S/ CLIFFORD L. FLOWERS Clifford L. Flowers	Chief Financial Officer and Principal Accounting Officer	October 10, 2007

/S/ DAVID H. POHL David H. Pohl	Chairman	October 10, 2007

/S/ CARLTON M. JOHNSON Carlton M. Johnson	Director	October 10, 2007

/S/ GLORIA H. FELCYN Gloria H. Felcyn	Director	October 10, 2007

/S/ HELMUT FALK, JR. Helmut Falk, Jr.	Director	October 10, 2007

/S/ HARRY L. TREDENNICK Harry L. Tredennick	Director	October 10, 2007