Form 10-Q
period 2007-11-30
PATRIOT SCIENTIFIC CORP
filed 2008-01-09
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

Yes ☐  No ☒

On January 4, 2008, 391,472,101 shares of common stock, par value $.00001 per share (the issuer’s only class of voting stock) were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of November 30, 2007 (unaudited) and May 31, 2007	3
Condensed consolidated Statements of Operations for the three and six months ended November 30, 2007 and 2006 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the six months ended November 30, 2007 and 2006 (unaudited)	5
Notes to Condensed consolidated Financial Statements (unaudited)	6-21
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-32
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	32
ITEM 4. Controls and Procedures	32
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	33
ITEM 1A. Risk Factors	33
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 3. Defaults Upon Senior Securities	33
ITEM 4. Submission of Matters to a Vote of Security Holders	34
ITEM 5. Other Information	34
ITEM 6. Exhibits	34-36

SIGNATURES

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation
Condensed Consolidated Balance Sheets

	November 30, 2007	May 31, 2007
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$7,576,343	$21,605,428
Restricted cash and cash equivalents	50,487	102,346
Marketable securities and short term investments	12,629,946	4,349,314
Accounts receivable	421,050	352,390
Receivable from affiliated company	210,584	-
Note receivable	50,000	-
Inventory	312,514	46,361
Prepaid income taxes	-	2,070,981
Deferred tax assets	1,051,653	2,439,975
Prepaid expenses and other current assets	256,135	431,840

Total current assets	22,558,712	31,398,635

Property and equipment, net	80,374	85,518

Other assets, net	8,190	8,190

Investment in affiliated company	-	2,883,969

Patents and trademarks, net of accumulated amortization of $613,246 and $607,657	32,728	38,317
	$22,680,004	$34,414,629

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$455,141	$934,298
Accrued expenses and other	213,518	1,086,496
Income taxes payable	5,446,572	-

Total current liabilities	6,115,231	2,020,794

Distributions in excess of investment in affiliated company	568,605	-
Deferred tax liabilities	736,259	12,222,944
Total liabilities	7,420,095	14,243,738

Commitments and contingencies

Minority Interest	-	-

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $0.00001 par value: 500,000,000 shares authorized: 410,638,449 shares issued and 391,472,101 shares outstanding at November 30, 2007 and 406,668,661 shares issued and 393,201,134 shares outstanding at May 31, 2007	4,106	4,066
Additional paid-in capital	69,828,330	72,150,581
Accumulated deficit	(42,697,528)	(43,151,678)
Common stock held in treasury, at cost – 19,166,348 shares and 13,467,527 shares at November 30, 2007 and May 31, 2007, respectively	(11,874,999)	(8,832,078)
Total stockholders’ equity	15,259,909	20,170,891
	$22,680,004	$34,414,629

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
Revenues:
Product sales and other	$945,830	$18,500	$1,467,199	$44,875

Cost of sales	356,338	-	507,873	-
Gross profit	589,492	18,500	959,326	44,875

Operating expenses:
Selling, general and administrative	1,986,363	1,736,422	3,944,553	4,468,946
Settlement and license expense	388,660	6,300,000	418,660	6,300,000
Total operating expenses	2,375,023	8,036,422	4,363,213	10,768,946
Operating loss	(1,785,531)	(8,017,922)	(3,403,887)	(10,724,071)

Other income (expense):
Interest and other income	301,066	181,131	775,591	307,898
Loss on sale of assets	(924)	-	(1,269)	(543)
Interest expense	-	-	(237)	-
Gain on sale of subsidiary interest	-	-	150,000	-
Equity in earnings of affiliated company	5,486,039	6,674,793	4,285,497	18,744,991
Total other income, net	5,786,181	6,855,924	5,209,582	19,052,346

Income (loss) before income taxes	4,000,650	(1,161,998)	1,805,695	8,328,275

Provision for income taxes	1,584,114	720,000	1,351,545	4,220,000

Net income (loss)	$2,416,536	$(1,881,998)	$454,150	$4,108,275

Basic income per common share	$0.01	$-	$-	$0.01

Diluted income per common share	$0.01	$-	$-	$0.01

Weighted average number of common shares outstanding-basic	391,245,755	378,817,682	390,848,284	373,800,101

Weighted average number of common shares outstanding-diluted	392,627,522	378,817,682	393,814,090	419,862,437

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	November 30, 2007	November 30, 2006

Operating activities:
Net income	$454,150	$4,108,275
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	22,915	21,288
Expense related to extension of expiration date of stock options	-	324
Non cash compensation relating to issuance of stock options and vesting of warrants	346,134	1,773,102
Accrued interest income added to investments	(641)	(1,258)
Equity in earnings of affiliated company	(4,285,497)	(18,744,991)
Loss on sale of assets	1,269	543
Value of stock issued in connection with legal settlement	100,000	-
Deferred income taxes	(10,098,363)	-
Gain on VIE sale of portion of subsidiary interest	(150,000)	-
Reversal of tax effect of exercise of options	(25,645)	-
Changes in operating assets and liabilities:
Accounts receivable	(279,244)	(3,325)
Inventory	(266,153)	-
Prepaid and other assets	179,695	172,921
Prepaid income taxes	2,070,981	-
Accounts payable and accrued expenses	(1,352,136)	(390,512)
Accrued contested fee payable	-	5,960,000
Income taxes payable	5,446,572	4,154,600
Net cash used in operating activities	(7,835,963)	(2,949,033)

Investing activities:
Proceeds from sales of short-term investments	6,800,159	4,024,395
Purchases of short-term investments	(15,080,791)	(4,158,346)
Proceeds from sale of restricted investments	52,500	-
Purchases of property and equipment	(17,566)	(5,947)
Proceeds from sale of property and equipment	125	-
Proceeds from VIE sale of portion of subsidiary interest	100,000	-
Investment in debt securities	-	(350,000)
Distributions from affiliated company	7,738,072	15,099,267
Net cash provided by (used in) investing activities	(407,501)	14,609,369

Financing activities:
Proceeds from exercise of common stock warrants and options	18,200	97,850
Repurchase of warrants	(2,760,900)	-
Repurchase of common stock for treasury	(3,042,921)	(4,024,395)
Net cash used in financing activities	(5,785,621)	(3,926,545)

Net increase (decrease) in cash and cash equivalents	(14,029,085)	7,733,791
Cash and cash equivalents, beginning of period	21,605,428	3,984,240
Cash and cash equivalents, end of period	$7,576,343	$11,718,031

Supplemental Disclosure of Cash Flow Information:

Cash payments for interest	$237	$-
Cash payments for income taxes	$3,958,000	$65,400

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Cashless exercise of warrants	$25	$225
Cashless exercise of stock options	$10	$-
Note receivable issued in connection with VIE sale of portion of subsidiary interest	$50,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements of Patriot Scientific Corporation (the “Company”, “we”, “us” or “our”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Report on Form 10-K for our fiscal year ended May 31, 2007.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.  Operating results for the six month period ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.

Basis of Consolidation
The condensed consolidated statement of operations for the three and six months ended November 30, 2006 includes our accounts and those of our majority owned subsidiaries, Metacomp, Inc. and Plasma Scientific Corporation. The condensed consolidated balance sheet at May 31, 2007 and the condensed consolidated financial statements as of and for the three and six months ended November 30, 2007 include our accounts, those of our majority owned subsidiaries that are not considered variable interest entities (“VIE”s) and all VIEs for which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

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

FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46, as revised, were adopted as of December 31, 2003, for our interests in all VIEs. Beginning with the quarter ended May 31, 2007, we consolidated Scripps Secured Data, Inc. (“SSDI”) as SSDI was deemed a VIE and we determined that we were the primary beneficiary of SSDI.

Investment in Affiliated Company
We have a 50% interest in Phoenix Digital Solutions, LLC (see Note 5). This investment is accounted for using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statements of operations in the caption “Equity in earnings (loss) of affiliated company”.

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

Shipping and Handling
Emerging Issues Task Force (“EITF”) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be classified as either cost of sales or disclosed in the notes to the financial statements. SSDI includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of sales.

Net Income (Loss) Per Share
We apply Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.  For the three months and six months ended November 30, 2007, 5,495,000 potentially dilutive common shares related to our outstanding warrants and options were not included in the calculation of diluted income per share as they had an anti-dilutive effect.  For the three months ended November 30, 2006, 40,690,194 potentially dilutive common shares related to our outstanding warrants and options were not included in the calculation of diluted loss per share as they had an anti-dilutive effect. For the six months ended November 30, 2006, 100,000 potentially dilutive common shares related to our outstanding warrants and options were not included in the calculation of diluted income per share as they had an anti-dilutive effect.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Net Income (Loss) Per Share, continued

	Three Months Ended November 30, 2007
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$2,416,536	391,245,755	$0.01
Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	1,381,767
Income available to common shareholders	$2,416,536	392,627,522	$0.01

	Three Months Ended November 30, 2006
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net loss	$(1,881,998)	378,817,682	$-
Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	-
Loss available to common shareholders	$(1,881,998)	378,817,682	$-

	Six Months Ended November 30, 2007
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$454,150	390,848,284	$-
Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	2,965,806
Income available to common shareholders	$454,150	393,814,090	$-

	Six Months Ended November 30, 2006
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$4,108,275	373,800,101	$0.01
Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	46,062,336
Income available to common shareholders	$4,108,275	419,862,437	$0.01

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

The noncontrolling interest in SSDI, which we are required to consolidate as we are the primary beneficiary, has been reduced to zero due to the initial allocation of losses prior to the period in which we were required to consolidate. If a noncontrolling interest has been reduced to zero, the primary beneficiary must absorb any losses that are in excess of the value of the noncontrolling interest’s equity. For the period in which we are required to consolidate, March 27, 2007 through November 30, 2007 we absorbed $45,864 of SSDI’s losses as we are the primary beneficiary. The noncontrolling interest in any future profits will not be presented until all prior losses have been recovered.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our condensed consolidated statement of operations for the six months ended November 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of May 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to May 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized in our condensed consolidated statement of operations for the six months ended November 30, 2007 included compensation expense for share-based payment awards granted subsequent to May 31, 2007 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and six months ended November 30, 2007 and 2006, of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated pricing term of option grants for the three and six months ended November 30, 2007 and 2006 was five years.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation, continued

Summary of Assumptions and Activity

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three and six months ended November 30, 2007 and 2006 is based on the historical volatilities of our common stock.  These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	November 30, 2007 (Unaudited)		November 30, 2007 (Unaudited)		November 30, 2006 (Unaudited)		November 30, 2006 (Unaudited)

Expected term	5	years	4.4	years	5	years	5	years
Expected volatility	127%		127-128%		156%		156%
Risk-free interest rate	4.21%		4.21 – 4.96%		4.80%		4.80 – 5.00%
Expected dividends	2.82%		2.82%		-		-

A summary of option activity as of November 30, 2007 and changes during the six months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2007	7,245,000	$0.40
Options granted	2,975,000	$0.47
Options exercised	(1,107,846)	$0.16
Options forfeited	(1,017,154)	$0.16
Options outstanding at November 30, 2007	8,095,000	$0.49	3.62	$1,237,700
Options vested and expected to vest at November 30, 2007	7,982,500	$0.49	3.61	$1,222,325
Options exercisable at November 30, 2007	5,845,000	$0.49	3.24	$930,200

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation, continued

The weighted average grant date fair value of options granted during the six months ended November 30, 2007 and 2006 was $0.35 and $0.99 per option, respectively. The total intrinsic value of options exercised during the six months ended November 30, 2007 and 2006 was $513,550 and $169,500, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.61 per share on November 30, 2007) and the exercise price of outstanding, in the money options (those options with exercise prices below $0.61) on November 30, 2007.

As of November 30, 2007, there was approximately $662,167 of total unrecognized compensation cost related to employee stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next 58 months.

The following table summarizes employee stock-based compensation expense related to stock options under SFAS No. 123(R) for the three and six months ended November 30, 2007 and 2006, which was recorded as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	November 30, 2007	November 30, 2007	November 30, 2006	November 30, 2006
Selling, general and administrative expense	$63,221	$346,134	$194,000	$1,770,000

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

Recent Accounting Pronouncements, continued

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires acquiring entities in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective in fiscal years beginning after December 15, 2008. We expect to adopt SFAS No. 141(R) on June 1, 2009.  We are currently assessing the impact the adoption of SFAS No. 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements . SFAS No. 160 is effective in fiscal years beginning after December 15, 2008. We expect to adopt SFAS No. 160 on June 1, 2009.  We are currently assessing the impact the adoption of SFAS No. 160 will have on our consolidated financial statements.

2. Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Our short-term investments consist of money market mutual funds and auction rate securities and are reported at cost, which approximate fair market value.

During the quarter ended November 30, 2007 we had short-term investments in auction rate securities of  approximately $7.5 million.  Auction rate securities generally have long-stated maturities of 20 to 40 years.  These securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days.  Due to the frequent resetting of interest rates, the carrying value of auction rate securities approximates fair value.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

3. Inventory

Inventory at November 30, 2007, consisted of raw materials of $87,462 and finished goods of $225,052.

4. License Agreements

In February 2005, we entered into two separate licensing agreements with one customer for our patent portfolio and Ignite microprocessor technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for maintenance services. Maintenance under the agreement is expected to be provided over a period not to exceed four years. Maintenance revenue recognized during six months ended November 30, 2007 and 2006 was $12,500 and $12,500, respectively. The payment terms of the agreements required aggregate payments of $300,000 at the time of execution, three quarterly payments of $750,000 each on April 1, August 15, and November 15, 2005 and one final payment of $500,000 on February 15, 2006. The $500,000 payment due on February 15, 2006 was paid in March 2006. Total payments received in fiscal 2005 amounted to $1,050,000, and total payments received in fiscal 2006 amounted to $2,000,000. The agreements also provide for the future payment of royalties to us based on sales of product using the Ignite licensed technology. In connection with this license agreement, we became obligated to the co-inventor of the patent portfolio technology for $207,600 pursuant to a July 2004 agreement under which we were obligated to pay a percentage of all patent portfolio licensing proceeds to the co-inventor. The amount due under that license was payable in four installments of $51,900. The co-inventor of the patent portfolio technology filed a lawsuit against us seeking damages and/or enforcement of the July 2004 agreement. We challenged the enforceability of the agreement by counterclaim in that action. On February 14, 2007, a settlement of the litigation was finalized. Terms of the settlement required us to pay $3,400,000 in cash on February 14, 2007 and $3,000,000 on May 1, 2007, which amounted to approximately the debt claimed by the co-inventor to be owed to him under the July 2004 agreement. In addition, the settlement required us to make a donation of $15,000 on February 14, 2007 on behalf of Russell H. Fish III (“Fish”) to Maasai Power and Education Project, Inc., and to pay Fish the equivalent of 4% of 50% of the next $100 million of gross license fees as they are collected by Phoenix Digital and as distributions are made to us, after excluding the first $20 million collected by Phoenix Digital after December 1, 2006. Our commitment to make payments to Fish related to such future license revenues will not exceed $2 million. During the six months ended November 30, 2007, we recorded $418,660 in settlement and license expenses relating to royalty payments due to the Fish parties.

5. Investment in Affiliated Company/License Agreement

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company/License Agreement, continued

Phoenix Digital has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of Phoenix Digital) for supporting efforts to secure licensing agreements by the other member on behalf of Phoenix Digital. During the six months ended November 30, 2007 and 2006, Phoenix Digital paid $1,374,000 and $1,968,000, respectively, to TPL pursuant to this commitment.

We are accounting for our investment in Phoenix Digital under the equity method of accounting, and accordingly have recorded our share of Phoenix Digital’s net income of $4,285,497 during the six months ended November 30, 2007 and our share of Phoenix Digital’s net income of $18,744,991 during the six months ended November 30, 2006 as an increase in our investment. Cash distributions of $7,738,072 received from Phoenix Digital during the six months ended November 30, 2007 and cash distributions of $15,099,267 received from Phoenix Digital during the six months ended November 30, 2006 have been recorded as a reduction in our investment. During the three months ended November 30, 2007, Phoenix Digital distributed earnings in excess of the carrying amount of our investment of $568,605 at November 30, 2007.  Such amount has been recorded as “Distributions in Excess of Investment in Affiliated Company” due to our and TPL’s obligation to fund the working capital of Phoenix Digital at the discretion of Phoenix Digital’s management committee. We have recorded our share of Phoenix Digital’s net income as “Equity in Earnings of Affiliated Company” in the accompanying consolidated statements of operations for the six months ended November 30, 2007 and November 30, 2006. At November 30, 2007 we have recorded $210,584 as amounts receivable from affiliated company for reimbursement due to us of legal fees and related costs for the patent litigation (see Note 8).

During the six months ended November 30, 2007, Phoenix Digital entered into licensing agreements with third parties, pursuant to which it received aggregate proceeds of $20,933,000.  During the six months ended November 30, 2006, Phoenix Digital entered into licensing agreements with third parties, pursuant to which it received aggregate proceeds of $32,699,000.  License proceeds of $8,850,000 relating to an additional license agreement signed in November 2006 were received in January 2007.  Phoenix Digital had recorded this amount as a license receivable.

The condensed balance sheets and statements of operations of Phoenix Digital at November 30, 2007 and 2006 and for the six months then ended are as follows:

Condensed Balance Sheets

ASSETS:
	2007	2006
Cash	$4,629,045	$7,731,427
License fees receivable	-	8,850,000
Prepaid expenses	95,000	15,000
Total assets	$4,724,045	$16,596,427

LIABILITIES AND MEMBERS’ EQUITY:

Accounts payable and accrued expenses	$5,849,465	$1,172,314
Income taxes payable	11,790	-
Members’ equity	(1,137,210)	15,424,113
Total liabilities and members’ equity	$4,724,045	$16,596,427

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company/License Agreement, continued

Condensed Statements of Operations

	2007	2006

Revenues	$20,933,000	$41,549,000
Operating expenses	13,598,760	4,271,666
Operating income	7,334,240	37,277,334
Interest income	112,585	212,648
Net income	$7,446,825	$37,489,982

6. Consolidated Variable Interest Entity

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

On March 27, 2007, we entered into an 18 month revolving line of credit with SSDI for a maximum amount of $500,000. The line of credit matures on September 27, 2008. If we do not provide notice to SSDI at least 90 days prior to the maturity date, the maturity date automatically extends 12 months. The line of credit is collateralized by all assets presently owned or hereafter acquired by SSDI. The carrying value of the collateral is approximately $547,390 at November 30, 2007. The creditors of SSDI do not have recourse to our other assets. On March 28, 2007, we advanced $150,000 under terms of the agreement, on April 16, 2007 we advanced $100,000 under terms of the agreement and on September 4, 2007 we advanced $100,000 under terms of the agreement.

The line of credit carries a floating interest rate which is defined as the prime rate as announced by Bank of America. At November 30, 2007, the interest rate on the note was 7.50%; On December 11, 2007, the interest rate on the note was 7.25%. SSDI is required to make minimum monthly payments on the line consisting of unpaid and accrued interest on the first day of the month following the initial advance.

As a result of the line of credit, we have a variable interest in SSDI, a variable interest entity, and we have determined that we are the primary beneficiary as we absorb more than half of the variable interest entity’s expected losses. FIN 46, requires us to consolidate SSDI as long as we are deemed to be the primary beneficiary. The equity interests of SSDI not owned by us are reported as a minority interest in our November 30, 2007 condensed consolidated balance sheet.  As of November 30, 2007, the noncontrolling interest in SSDI, which we are required to consolidate as we are the primary beneficiary, has been reduced to zero due to the initial allocation of losses prior to the period in which we were required to consolidate. If a noncontrolling interest has been reduced to zero, the primary beneficiary must absorb any losses that are in excess of the value of the noncontrolling interest’s equity. For the period in which we are required to consolidate, March 27, 2007 through November 30, 2007 we absorbed $45,864 of SSDI’s losses as we are the primary beneficiary. The noncontrolling interest in any future profits will not be presented until all prior losses have been recovered.

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

7.   Stockholders’ Equity

During July 2006 we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market.  As part of the program we purchased 5,698,821 and 4,874,827 shares of our common stock at an aggregate cost of $3,042,921 and $4,024,395 during the six months ended November 30, 2007 and 2006, respectively.

The following table summarizes equity transactions during the six months ended November 30, 2007:

	Common Stock		Additional Paid-	Accumulated	Treasury
	Shares	Amounts	in Capital	Deficit	Stock

Balance June 1, 2007	393,201,134	$4,066	$72,150,581	$(43,151,678)	$(8,832,078)

Exercise of warrants and options at $0.05 to $0.10 per share	250,000	3	18,197	-	-
Cashless exercise of options	982,846	10	(10)	-	-
Cashless exercise of warrants	2,536,942	25	(25)	-	-
Issuance of stock	200,000	2	99,998	-	-
Repurchase of warrants	-	-	(2,760,900)	-	-
Non-cash compensation	-	-	346,134	-	-
Tax effect of exercise of options	-	-	(25,645)	-	-
Repurchase of common stock for treasury	(5,698,821)	-	-	-	(3,042,921)
Net income	-	-	-	454,150	-
Balance November 30, 2007	391,472,101	$4,106	$69,828,330	$(42,697,528)	$(11,874,999)

During November 2007 we issued 200,000 shares of our common stock to a former officer in connection with a settlement agreement (see Note 8).

Stock Options and Warrant Activity

As of November 30, 2007, we had 100,000 options outstanding pursuant to our 1996 Stock Option Plan exercisable at $0.07 per share expiring in 2009; 775,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.07 to $0.86 per share expiring through 2012; 3,350,000 options outstanding pursuant to our 2003 Stock Option Plan exercisable at a range of $0.05 to $0.49 per share expiring through 2012; and 3,870,000 options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.45 to $0.70 per share expiring through 2012.  Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

During the quarter ended November 30, 2007, we issued options to acquire 750,000 shares of common stock to our newly appointed chief financial officer at an exercise price of $0.45 per share.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity, continued

During the six months ended November 30, 2007, directors exercised stock options to purchase 125,000 shares of common stock for proceeds of $11,950, and a director exercised stock options utilizing a share certification exchange procedure within our stock option plans to exercise 1,500,000 shares and receive 982,846 new shares upon exercise.

During the six months ended November 30, 2007, we recorded $346,134 of non cash compensation expense related to stock options issued and vesting of stock options.

As of November 30, 2007, we had warrants outstanding to purchase 500,000 common shares at exercise prices ranging from $0.06 to $1.00 per share, expiring at various dates through 2011.  During the six months ended November 30, 2007, we issued no warrants to purchase shares of common stock, an investor exercised warrants to purchase 125,000 shares of common stock for proceeds of $6,250, 1,898,973 warrants expired, 3,500,000 warrants were exercised utilizing the cashless method of exercise for 2,536,942 shares, and we repurchased 7,000,000 warrants for $2,760,900 under terms of our warrant repurchase agreement as detailed below.

In connection with a previous debt agreement, the Company entered into an Antidilution Agreement (the “Antidilution Agreement”) with Swartz Private Equity, LLC (“Swartz”) wherein the Company was obligated to issue to Swartz warrants equal to 11% of the common stock issued between January 28, 2002 and March 11, 2002, 20% of the common stock issued between March 12, 2002 and April 1, 2003, and after April 1, 2003, 30% of the common stock issued to any parties other than Swartz.  There were no warrants issued during the three month period ended August 31, 2006 in connection with the Antidilution agreement, nor were warrants issued during September 2006 in connection with the Antidilution agreement. On October 10, 2006, the Company entered into an Approval Rights Agreement and Termination of Antidilution Agreement and Addendum to Warrants (the “Termination Agreement”) with Swartz to terminate the Antidilution Agreement.  In consideration for entering into the Termination Agreement, the Company agreed that through May 31, 2008 it would obtain Swartz’s written approval at least 30 days prior to entering into (i) any acquisition of any business entity or asset of any kind where the aggregate number of shares of common stock and derivative securities (on a fully diluted basis) issued as consideration for the acquisition equals or exceeds 10% of the number of shares of common stock of the Company outstanding at the time of the acquisition (on a fully diluted basis) or (ii) any acquisition (regardless of size) by the Company of any business entity or asset of any kind that is not unanimously approved by the Company’s board of directors.

On July 19, 2007, we entered into a warrant redemption agreement with Lincoln Ventures, LLC, whereby at our option, we agreed to redeem certain warrants representing the right to acquire an aggregate of up to 7,000,000 shares of our common stock, through October 2007. The warrants were redeemable in quantities not to exceed 2,000,000 warrants in the first two calendar months and 3,000,000 in the last calendar month, at a price equal to the product of (a) the volume weighted average of the daily volume weighted average prices of our common stock for all trading days in the applicable calendar month, minus the exercise price of the warrant, multiplied by (b) the number of shares being redeemed from that warrant. Lincoln Ventures, LLC was prohibited from exercising any of the warrants as long as we remained in compliance with the agreement. Additionally, Lincoln Ventures, LLC was prohibited from purchasing any shares of our common stock on the open market during any “pricing month” defined in the agreement as the calendar month immediately preceding the calendar month in which we deliver the redemption notice to Lincoln Ventures, LLC.  As of November 30, 2007, we repurchased all of the additional warrants pursuant to the agreement.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

8.  Commitments and Contingencies

Litigation

Lowell Giffhorn Arbitration

On September 23, 2005, Lowell Giffhorn, a former executive officer and a former director of the Company, submitted a demand for arbitration with the American Arbitration Association related to the termination of Mr. Giffhorn's employment with the Company. Mr. Giffhorn asserted that the termination of his employment with the Company was unlawful, retaliatory, wrongful, violated public policy, violated the covenant of good faith and fair dealing and violated securities laws. Mr. Giffhorn sought damages of approximately $4,500,000 (excluding claims for punitive damages and attorney’s fees). On November 1, 2007, the Company and Mr. Giffhorn reached a settlement where Mr. Giffhorn was given $500,000 and 200,000 shares of restricted Company stock in exchange for a comprehensive release of all claims against the Company.  We have recorded these costs in selling, general and administrative expenses for the three and six months ended November 30, 2007.

Patent Litigation

Pursuant to the joint venture that the Company entered into in June 2005 with TPL (in settlement of inventorship/ownership litigation between the parties, and in return for a 50-50 sharing of net licensing and enforcement revenues), the Company granted TPL the complete and exclusive right to enforce and license its microprocessor patent portfolio. The Company then dismissed its patent infringement claims against Fujitsu Computer Systems, Inc. (“Fujitsu”), Matsushita Electric Corporation of America (“MEI”), NEC Solutions (America) Inc. (“NEC”), Sony Electronics Inc. (“Sony”), and Toshiba America Inc., and certain related entities of these defendants which had been pending in the Federal District Court for the Northern District of California. Thereafter, TPL, on behalf of the TPL/Patriot joint venture, filed patent infringement actions against certain of the foregoing defendants (except Sony) and their related entities in the Federal District Court for the Eastern District of Texas. Patriot was subsequently joined as a party to the litigation. Litigation was not reinitiated with regard to Fujitsu or NEC and certain of NEC’s subsidiaries as listed below.

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

In February 2007, a license agreement was entered into with NEC Corporation, NEC Corporation of America, Inc., NEC Display Solutions of America, Inc. and NEC Unified Solutions, Inc. In connection with that transaction, the above named defendants, excluding NEC Electronics America, Inc., were dismissed from the lawsuit.

A Claims Construction Hearing was held May 3, 2007 in The United States District Court for the Eastern District of Texas. On June 15, 2007, the court handed down claims construction of the patents-in-suit, the ‘336, ‘148 and ‘584 patents. Based on the claims construction ruling, TPL/Patriot  proceeded with discovery with respect to the ‘336 and ‘148 patents. However, based on the claims construction ruling as to the ‘584 patent claims of “instruction groups”, TPL/Patriot announced on August 8, 2007, a Stipulation with ARM intended to expedite an appeal of that claims construction. The Stipulation was a declaration of non-infringement by the accused ARM products with respect to the ‘584 patent.  A notice of appeal to the Federal Circuit was filed with respect to the ARM Stipulation and the District Court’s claims construction with respect to the ‘584 patent.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies, continued

On December 18, 2007 all remaining parties to the litigation announced that a resolution was reached in the patent infringement lawsuits.  The terms of the settlement included the grant by TPL of rights under the Moore Microprocessor Patent Portfolio to NEC Electronics America, Toshiba, Matsushita and JVC and their respective subsidiaries in the form of license agreements.  The parties have agreed that the details of the settlement are confidential.

401(k) Plan

We have a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. We match 50% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation. Participants vest 33% per year over a three year period in our contributions. Our matching contributions during the six months ended November 30, 2007 and 2006 were $3,388 and $5,607, respectively.

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

Operating Leases

We have a non-cancelable operating lease agreement for our Carlsbad, California office facility. Future minimum lease payments required under the operating lease are $48,447 and $73,710 in fiscal years ended 2008 and 2009, respectively.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies, continued

SSDI subleases their Carlsbad, California office facility which was amended to extend through June 2008 with a month-to-month option until no later than December 2008. Future minimum lease payments required under the operating lease are $44,324 and $7,351 in fiscal years ended 2008 and 2009, respectively.

SSDI also leases office space in Annapolis, Maryland on a month-to-month basis at $750 per month expiring February 2008. The lease may be terminated by either party with 30 days notice.

Earn-Out Agreement

SSDI entered into an earn-out agreement with a former debt holder of Holocom Networks, Inc. (“Holocom Networks”) upon our contribution of the foreclosure sale collateral of Holocom Networks to SSDI in fiscal 2007. The agreement required the former debt holder to release all of his rights to any Holocom Networks collateral in exchange for receiving 3% of the net sales (defined as cash revenues actually received less credits or discounts and other claims of customers) of SSDI’s protected distribution system products for a period of 48 months from the foreclosure sale date of February 2, 2007. The earn-out is to be paid each calendar quarter.  A liability for payment under this agreement of $9,032 is included in accrued expenses in the accompanying condensed consolidated balance sheet at November 30, 2007.

9. Segment Information

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

Operating segment net revenue, operating loss and income (loss) before taxes for the three and six months ended November 30, 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
Net revenue:
SSDI	$933,280	$-	$1,445,144	$-
All other	12,550	18,500	22,055	44,875
Total net revenue	$945,830	$18,500	$1,467,199	$44,875

Operating income (loss):
SSDI	$120,587	$-	$(25,042)	$-
All other	(1,906,118)	(8,017,922)	(3,378,845)	(10,724,071)
Total operating loss	$(1,785,531)	$(8,017,922)	$(3,403,887)	$(10,724,071)

Income (loss) before taxes:
SSDI	$119,299	$-	$124,048	$-
All other	3,881,351	(1,161,998)	1,681,647	8,328,275
Total income (loss) before taxes	$4,000,650	$(1,161,998)	$1,805,695	$8,328,275

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Segment Information, continued

All sales were to unaffiliated customers within the United States. During the six months ended November 30, 2007, one customer accounted for 51% of SSDI’s sales and this same customer accounted for 27% of SSDI’s accounts receivable at November 30, 2007.  Another customer accounted for 17% of SSDI’s sales and this same customer accounted for 29% of SSDI’s accounts receivable at November 30, 2007.

Operating segment total assets and depreciation and amortization as of and for the six months ended November 30, 2007 and 2006 were as follows:

	2007	2006
Depreciation and amortization:
SSDI	$8,525	$-
All other	14,390	21,288
Total depreciation and amortization	$22,915	$21,288

	2007	2006
Total assets:
SSDI	$1,011,498	$-
All other	21,668,506	23,750,911
Total assets	$22,680,004	$23,750,911

10.  Subsequent Events

On December 11, 2007 the interest rate on our line of credit with SSDI decreased to 7.25% in accordance with the change in the prime interest rate.

On December 18, 2007 we received payment from Phoenix Digital Solutions for the amount shown as receivable from affiliated company on our November 30, 2007 consolidated balance sheet.

On December 18, 2007 all remaining parties to the litigation announced that a resolution was reached in the patent infringement lawsuits.  The terms of the settlement included the grant by TPL of rights under the Moore Microprocessor Patent Portfolio to NEC Electronics America, Toshiba, Matsushita and JVC and their respective subsidiaries in the form of license agreements.  The parties have agreed that the details of the settlement are confidential.

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

During the fiscal year ended May 31, 2006, we finalized an agreement for the licensing of our technology with Intel Corporation. During the fiscal years ended May 31, 2006 and 2007, TPL entered into licensing agreements with Hewlett-Packard, Fujitsu, Casio, Nikkon, Sony, Seiko Epson, Pentax, Olympus, Kenwood, Agilent Technologies, Schneider Electric, Lexmark, NEC, Funai Electric, SanDisk, Sharp and Nokia operating through our joint venture entity, Phoenix Digital Solutions, LLC (“PDS”).  During the six months ended November 30, 2007, TPL entered into licensing agreements with Bull, Lego Systems, DMP Electronics, Denso Wave, Bossiere (Schneider) and Philips. We believe that these agreements represent validation of our position that our intellectual property was and is being infringed by major manufacturers and users of microprocessor technology.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our condensed consolidated statement of operations for the six months ended November 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of May 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to May 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized in our condensed consolidated statement of operations for the six months ended November 30, 2007 included compensation expense for share-based payment awards granted subsequent to May 31, 2007 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the six months ended November 30, 2007 and 2006, of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures.

Employee stock-based compensation expense recognized under SFAS No. 123(R) for the six months ended November 30, 2007 and 2006 was $346,134 and $1,770,000, respectively, as determined by the Black-Scholes valuation model.

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

Results of Operations

Comparison of the Six Months Ended November 30, 2007 and Six Months Ended November 30, 2006.

Our revenues increased from approximately $45,000 for the six months ended November 30, 2006 to approximately $1,467,000 for the six months ended November 30, 2007. Our revenue amounts do not include income of approximately $18,745,000 from our investment in Phoenix Digital Solutions, LLC for the six months ended November 30, 2006, or income of approximately $4,285,000 from our investment in Phoenix Digital Solutions, LLC for the six  months ended November 30, 2007.  During the six months ended November 30, 2007 we recorded sales amounting to approximately $1,445,000 by our consolidated variable interest entity, SSDI, with cost of sales amounting to approximately $508,000. During the six months ended November 30, 2006 and 2007, we recognized maintenance fee revenues totaling approximately $12,500 and $12,500 in connection with an agreement with AMD Corporation during the 2005 fiscal year. The agreement called for maintenance fees totaling $100,000 connected with a license agreement for our Ignite technology; the license fee revenue is being recognized as revenue evenly over the four year period of the license. In addition during the six months ended November 30, 2007, we recorded sales of approximately $9,600 from the sale of microprocessor chips that we no longer market. Inventory associated with the sales of these microprocessor chips is carried at zero value.  During the six months ended November 30, 2006, we recorded sales of approximately $32,000 relating to the microprocessor chips.

Selling, general and administrative expenses decreased from approximately $4,469,000 for the six months ended November 30, 2006 to approximately $3,945,000 for the six months ended November 30, 2007.  Legal expenses increased by approximately $63,000 for the six months ended November 30, 2007 compared with the six months ended November 30, 2006 and accounting expenses decreased by approximately $228,000 for the six months ended November 30, 2007 compared with the six months ended November 30, 2006 the decrease was primarily due to restatement expenses incurred during the six months ended November 30, 2006. Salary costs and related expenses included non-cash expenses associated with the fair value of options granted during the period in accordance with SFAS No. 123R.  During the six months ended November 30, 2007, options were granted to our newly-appointed chief executive officer and chief financial officer pursuant to terms of their employment contracts, those option grants plus the related vesting on the grants resulted in non-cash compensation expense of approximately $233,000.  On August 16, 2007 options were granted to certain employees and a newly-appointed director resulting in non-cash compensation of approximately $113,000.  During the six months ended November 30, 2006, 1,500,000 options were granted to our then chief executive officer resulting in a non-cash compensation expense amounting to approximately $1,527,000 and options were granted to employees resulting in non-cash compensation of approximately $184,000.  Board of director fees amounting to approximately $212,000 were paid during the six months ended November 30, 2007 as compared to $150,000 paid for the six months ended November 30, 2006.  Other salary expenses increased by approximately $632,000 for the six months ended November 30, 2007 as compared with the six months ended November 30, 2006 including approximately $595,000 in salaries and related expenses for SSDI during the six months ended November 30, 2007. Salary expenses for the parent company including wages, payroll taxes, employee benefits and expenses connected with 401(k) employer matching increased by approximately $38,000 during the six months ended November 30, 2007 as compared with the six months ended November 30, 2006.  Travel and related expenses for the six months ended November 30, 2007 increased by approximately $99,000 due to expenses for SSDI being combined with the parent company.  Consulting expenses increased by approximately $33,000 for the six months ended November 30, 2007 as compared to the six months ended November 30, 2006 due to one time fees for evaluations of our various technologies and expenses associated with our production of materials for the upcoming litigation.  Offsetting the increases in selling, general and administrative expenses for the six months ended November 30, 2007 as compared to the six months ended November 30, 2006, were decreases amounting to approximately $85,000 for public relations expenses.

Settlement and license expenses amounting to $419,000 were recorded for the six months ended November 30, 2007 relating to royalties payable resulting from an agreement with Fish (see Note 4 to our condensed consolidated financial statements for more information).  For the six months ended November 30, 2006, $6,300,000 was recorded related to the Fish agreement.

Our other income and expenses for the six months ended November 30, 2007 and 2006 included equity in the earnings of PDS. The investment is accounted for in accordance with the equity method of accounting for investments. Our investment in PDS for the six months ended November 30, 2007  provided net income after expenses in the amount of approximately $4,285,000 as compared to net income after expenses of $18,745,000 for the six months ended November 30, 2006. Total other income and expense for the six  months ended November 30, 2007 amounted to net other income of approximately $5,210,000 compared with total other income and expense for the six months ended November 30, 2006 of net other income amounting to approximately $19,052,000. Interest income and other income increased from approximately $308,000 for the six months ended November 30, 2006 to approximately $776,000 for the six months ended November 30, 2007 as interest bearing account balances increased from cash received as distributions from our investment in PDS and we recognized other income of approximately $227,000 in connection with our reimbursement request billings to PDS for our prior period legal expenses incurred in connection with the patent litigation.  During the six months ended November 30, 2007, SSDI recognized $150,000 of other income in connection with the sale of a portion of its interest in Holocom MultiDomain Computers, LLC, now known as DataSecurus, LLC.

During the six months ended November 30, 2006, we recorded a provision for income taxes of $4,220,000 related to federal and California taxes.  During the six months ended November 30, 2007, we recorded a provision for income taxes of approximately $1,351,000 related to federal and California taxes.  Also, during the quarters ended November 30, 2006, and November 30, 2007, we utilized approximately $34,300,000 and $5,600,000, respectively, of our available federal net operating loss carry-forwards.  At November 30, 2007 we have utilized all of our remaining available federal net operating loss carry-forwards.   At May 31, 2007, we had utilized all of our state net operating loss carry-forwards of approximately $17,822,000.

We recorded net income for the six months ended November 30, 2006 of $4,108,275 compared with net income of $454,150 for the six months ended November 30, 2007.

Comparison of the Three Months Ended November 30, 2007 and Three Months Ended November 30, 2006.

Our revenues increased from approximately $19,000 for the three months ended November 30, 2006 to approximately $946,000 for the three months ended November 30, 2007. Our revenue amounts do not include income of approximately $6,675,000 from our investment in Phoenix Digital Solutions, LLC (“PDS”)for the three months ended November 30, 2006, or income of approximately $5,486,000 from our investment in Phoenix Digital Solutions, LLC for the three months ended November 30, 2007.  During the three months ended November 30, 2007 we recorded sales amounting to approximately $933,000 by our consolidated variable interest entity, SSDI, with cost of sales amounting to approximately $356,000. During the three months ended November 30, 2006 and 2007, we recognized maintenance fee revenues totaling approximately $6,250 and $6,250 in connection with an agreement with AMD Corporation during the 2005 fiscal year. The agreement called for maintenance fees totaling $100,000 connected with a license agreement for our Ignite technology; the license fee revenue is being recognized as revenue evenly over the four year period of the license. In addition during the three months ended November 30, 2007, we recorded sales of approximately $6,300 from the sale of microprocessor chips that we no longer market. Inventory associated with the sales of these microprocessor chips is carried at zero value.  During the three months ended November 30, 2006, we recorded sales of approximately $12,250 relating to the microprocessor chips.

Selling, general and administrative expenses increased from approximately $1,736,000 for the three months ended November 30, 2006 to approximately $1,986,000 for the three months ended November 30, 2007.  Legal expenses increased by approximately $190,000 for the three months ended November 30, 2007 compared with the three months ended November 30, 2006 and accounting expenses decreased by approximately $298,000 for the three months ended November 30, 2007 compared with the three months ended November 30, 2006.  The decrease was primarily due to restatement expenses incurred during the three months ended November 30, 2006. Salary costs and related expenses included non-cash expenses associated with the fair value of options granted during the period in accordance with SFAS No. 123R.  During the three months ended November 30, 2007, options were granted to our newly-appointed chief financial officer pursuant to terms of his employment contract, those option grants plus the related vesting on the grants resulted in non-cash compensation expense of approximately $38,000.  During the three months ended November 30, 2006, options were granted to employees resulting in non-cash compensation of approximately $184,000.  Board of director fees amounting to approximately $114,000 were paid during the three months ended November 30, 2007 as compared to $90,000 paid for the three months ended November 30, 2006.  Other salary expenses increased by approximately $261,000 for the three months ended November 30, 2007 as compared with the three months ended November 30, 2006 including approximately $288,000 in salaries and related expenses for SSDI during the three months ended November 30, 2007. Salary expenses for the parent company including wages, payroll taxes, employee benefits and expenses connected with 401(k) employer matching decreased by approximately $27,000 during the three months ended November 30, 2007 as compared with the three months ended November 30, 2006.  Travel and related expenses for the three months ended November 30, 2007 increased by approximately $56,000, an increase of approximately $9,000 for the parent company and an increase of $47,000 for SSDI.

Settlement and license expenses amounting to $389,000 were recorded for the three months ended November 30, 2007 relating to royalties payable resulting from an agreement with Fish (see Note 4 to our condensed consolidated financial statements for more information).  For the three months ended November 30, 2006, $6,300,000 was recorded related to the Fish agreement.

Our other income and expenses for the three months ended November 30, 2007 and 2006 included equity in the earnings of PDS. The investment is accounted for in accordance with the equity method of accounting for investments. Our investment in PDS for the three months ended November 30, 2007  provided net income after expenses in the amount of approximately $5,486,000 as compared to net income after expenses of $6,675,000 for the three months ended November 30, 2006. Total other income and expense for the three months ended November 30, 2007 amounted to net other income of approximately $5,786,000 compared with total other income and expense for the three months ended November 30, 2006 of net other income amounting to approximately $6,856,000. Interest income and other income increased from approximately $181,000 for the three months ended November 30, 2006 to approximately $301,000 for the three months ended November 30, 2007 as interest bearing account balances increased from cash received as distributions from our investment in PDS.

Liquidity and Capital Resources

Liquidity

Our cash, marketable securities and short-term investment balances decreased from approximately $25,955,000 as of May 31, 2007 to approximately $20,206,000 as of November 30, 2007. We also have restricted cash balances amounting to approximately $102,000 as of May 31, 2007 and approximately $50,000 as of November 30, 2007. Total current assets decreased from approximately $31,399,000 as of May 31, 2007 to approximately $22,559,000 as of November 30, 2007. Total current liabilities amounted to approximately $2,021,000 and approximately $6,115,000 as of May 31, 2007 and November 30, 2007, respectively. The change in our current position as of November 30, 2007 as compared with May 31, 2007 results in part from our utilization of cash to repurchase warrants and to purchase treasury stock, which amounted to $5,804,000, while not receiving cash distributions from PDS during the three months ended August 31, 2007.  Additionally, during the six months ended November 30, 2007, we utilized our remaining federal net operating losses for income tax purposes, resulting in a current tax liability of approximately $5,447,000 and causing our prepaid income taxes and deferred tax assets at May 31, 2007 to be reclassified to the current tax liability.  Total cash paid for income taxes during the six months ended November 30, 2007 was $3,958,000.  We also used $500,000 for the settlement of arbitration with  a former executive officer and director of the Company.

Cash Flows From Operating Activities

Cash used in operating activities for the six months ended November 30, 2007 was approximately $7,836,000 as compared with cash used in operating activities for the six months ended November 30, 2006 of approximately $2,949,000. The principal components of the current period amount were: net income of approximately $454,000, change in refundable income taxes of approximately $2,071,000 and a change in income  taxes payable of approximately $5,447,000.  These increases were partially offset by: equity in earnings of PDS of $4,285,000, change in deferred taxes of approximately $10,098,000, and changes in accounts payable and accrued expenses of approximately $1,352,000.

Cash Flows From Investing Activities

Cash used in investing activities was approximately $408,000 for the six months ended November 30, 2007 as compared to cash provided by investing activities of approximately $14,609,000 for the six months ended November 30, 2006. The decrease was primarily due to a reduction of distributions received from our investment in affiliate from $15,099,000 in 2006 to $7,738,000 in 2007.  Cash used during the six months ended November 30, 2007 also included $8,281,000 in net purchases of short-term investments and purchases of fixed assets of approximately $18,000.  The cash used during the six months ended November 30, 2007 was partially offset by proceeds of $100,000 received  by SSDI for the sale of a membership interest in DataSecurus, LLC and proceeds of $52,500 received from collateral accounts held on former officers’ credit cards that were cancelled.

Cash Flows From Financing Activities

Cash used in financing activities for the six months ended November 30, 2007 was approximately $5,786,000 as compared to approximately $3,927,000 for the six months ended November 30, 2006 primarily due to payments of approximately $3,043,000 to repurchase shares of our common stock for treasury and warrant repurchases of approximately $2,761,000 for the six months ended November 30, 2007. The cash used during the six months ended November 30, 2007 was partially offset by cash received of approximately $18,000 from the exercise of common stock options and warrants.

Capital Resources

Our current position as of November 30, 2007 is expected to provide the funds necessary to support our operations through at least the next twelve months.

Contractual Obligations and Committments

A summary of our outstanding contractual obligations at November 30, 2007 is as follows:

Contractual Cash Obligations	Total Amounts Committed	1-3 Years

Operating leases - facilities	$176,082	$176,082

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires acquiring entities in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective in fiscal years beginning after December 15, 2008. We expect to adopt SFAS No. 141(R) on June 1, 2009.  We are currently assessing the impact the adoption of SFAS No. 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements . SFAS No. 160 is effective in fiscal years beginning after December 15, 2008. We expect to adopt SFAS No. 160 on June 1, 2009.  We are currently assessing the impact the adoption of SFAS No. 160 will have on our consolidated financial statements.

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

We Have Settled A Legal Dispute Which Could Affect Our Future Results Of Operations And Working Capital Position

We were sued by a co-inventor of the technology underlying our microprocessor patent portfolio with regard to proceeds we received as a consequence of recently signed license agreements. On February 14, 2007, we finalized a settlement of this litigation. This settlement required us to pay the co-inventor $6,400,000 and requires us to pay up to $2,000,000 from the proceeds we receive from future licensing transactions. As of the date of this filing, we have paid $1,582,000 of the $2,000,000 obligation for future licensing transaction proceeds required under the settlement agreement. These payments have resulted, and will result, in a reduction of our net income in the current fiscal year and future quarters until our obligations under the settlement have been fulfilled.

A Successful Challenge To Our Intellectual Property Rights Would Have A Significant And Adverse Effect On Us

A successful challenge to our ownership of our technology or the proprietary nature of our intellectual property would materially damage our business prospects. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have seven U.S. patents, one European patent, and one Japanese patent issued. Any issued patent may be challenged and invalidated. Patents may not be issued for any of our pending applications. Any claims allowed from existing or pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents.

Vigorous protection and pursuit of intellectual property rights or positions characterize the fiercely competitive semiconductor industry, which has resulted in significant and often protracted and expensive litigation. Therefore, our competitors and others may assert that our technologies or products infringe on their patents or proprietary rights. Persons we believe are infringing our patents are likely to vigorously defend their actions and assert that our patents are invalid. Problems with patents or other rights could increase the cost of our products or delay or preclude new product development and commercialization by us, and limit future license revenue. If infringement claims against us are deemed valid or if our infringement claims are successfully opposed, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions or to defend against infringement claims.  Parties have petitioned the U. S. Patent and Trademark Office to re-examine certain of our patents. An adverse decision in litigation or in the re-examination process would have a very significant and adverse effect on our business.

On December 18, 2007 we announced that a resolution was reached in two patent infringement lawsuits in the U.S. District Courts in the Eastern District of Texas and the Northern District of California.  There are no assurances that the resolution will favorably impact, or that it will not impair, our ability to assert our technology rights in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments.  At November 30, 2007 approximately $7.5 million of our short-term investment balance consisted of auction  rate securities.  The auction rate securities are adjustable-rate securities with interest rates that are reset periodically by bidders through Dutch auctions generally conducted every 7 to 90 days by a trust company or broker/dealer on behalf of the issuer.  We believe these securities are highly liquid investments through the related auctions; however, the collateralizing securities have long-term maturities.  All of our auction rate securities are rated AAA by Moody’s, Fitch and S & P ratings.  Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of November 30, 2007, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our report filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of November 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

On December 18, 2007 all remaining parties to the litigation announced that a resolution was reached in the patent infringement lawsuits.  The terms of the settlement included the grant by TPL of rights under the Moore Microprocessor Patent Portfolio to NEC Electronics America, Toshiba, Matsushita and JVC and their respective subsidiaries in the form of license agreements.  The parties have agreed that the details of the settlement are confidential.

The Company had been in arbitration with Lowell Giffhorn, a former executive officer and a former director of the Company over matters related to the termination of Mr. Giffhorn's employment with the Company.   On November 1, 2007, the Company and Mr. Giffhorn reached a settlement where Mr. Giffhorn was given $500,000 and 200,000 shares of restricted Company stock in exchange for a comprehensive release of all claims against the Company.

Item 1A. Risk Factors

No material changes from the risk factors contained in our 10-K for the year ended May 31, 2007.  Please see Part I, Item 2, above, for our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2006, our Board of Directors authorized a stock repurchase program.  We commenced the program in July 2006 and plan to repurchase outstanding shares of our common stock on the open market from time to time.  As part of the program, we purchased 737,181 shares of our common stock at an aggregate cost of $317,128 during the three months ended November 30, 2007.

Following is a summary of all repurchases by the Company of its common stock during the three month period ended November 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs

September 1 – 30, 2007	368,960	$0.40	368,960
October 1 – 31, 2007	368,221	$0.46	368,221
November 1 – 30, 2007	-	$-	-
Total	737,181	$0.43	737,181

On November 5, 2007 we issued 200,000 shares of our common stock to a former officer in connection with  a legal settlement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At our fiscal 2007 Annual Meeting of Shareholders held on October 23, 2007, the following individuals were elected to the Board of Directors of the Company: David H. Pohl, Carlton M. Johnson, Jr., Helmut Falk, Jr., Gloria H. Felcyn, James L. Turley, and Harry L. Tredennick.

The following proposals were approved at our Annual Meeting of Shareholders:

1.	Proposal to ratify management’s selection of KMJ Corbin & Company LLP as the Company’s independent auditors:

Votes For	Votes Against	Votes Abstaining
299,939,156	2,296,488	8,814,305

2.	Election of Directors:

Director	Votes For	Votes Abstaining and/or Against
David H. Pohl	292,817,894	18,232,056
Carlton M. Johnson, Jr.	291,285,030	19,764,920
Helmut Falk, Jr.	292,352,425	18,697,525
Gloria H. Felcyn	292,268,984	18,780,966
James L. Turley	300,843,675	10,206,275
Harry L. Tredennick	300,916,854	10,133,096

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

31.1*	Certification of James L. Turley, CEO, pursuant to Rule 13a–14(a)/15d–14(a)
31.2*	Certification of Clifford L. Flowers, CFO, pursuant to Rule 13a–14(a)/15d–14(a)
32.1*	Certification of James L. Turley, CEO, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Clifford L. Flowers, CFO, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: January 9, 2008	PATRIOT SCIENTIFIC CORPORATION /S/ JAMES L. TURLEY James L. Turley Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ JAMES L. TURLEY James L. Turley	President, Chief Executive Officer, and Director	January 9, 2008

/S/ CLIFFORD L. FLOWERS Clifford L. Flowers	Chief Financial Officer and Principal Accounting Officer	January 9, 2008

/S/ DAVID H. POHL David H. Pohl	Chairman	January 9, 2008

/S/ CARLTON M. JOHNSON Carlton M. Johnson	Director	January 9, 2008

/S/ GLORIA H. FELCYN Gloria H. Felcyn	Director	January 9, 2008

/S/ HELMUT FALK, JR. Helmut Falk, Jr.	Director	January 9, 2008

/S/ HARRY L. TREDENNICK Harry L. Tredennick	Director	January 9, 2008