Form 10-Q
period 2008-02-29
PATRIOT SCIENTIFIC CORP
filed 2008-04-09
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or  a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [_]	Accelerated filer [X]	Non-accelerated filer [_]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]  No [X]

On April 4, 2008, 391,472,101 shares of common stock, par value $.00001 per share (the issuer’s only class of voting stock) were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of February 29, 2008 (unaudited) and May 31, 2007	3
Condensed consolidated Statements of Operations for the three and nine months ended February 29, 2008 and February 28, 2007 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the nine months ended February 29, 2008 and February 28, 2007 (unaudited)	5-6
Notes to condensed consolidated Financial Statements (unaudited)	7-23
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-34
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	34
ITEM 4. Controls and Procedures	34
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	35
ITEM 1A. Risk Factors	36
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
ITEM 3. Defaults Upon Senior Securities	37
ITEM 4. Submission of Matters to a Vote of Security Holders	37
ITEM 5. Other Information	37
ITEM 6. Exhibits	37-39

SIGNATURES	40

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation
Condensed Consolidated Balance Sheets

	February 29, 2008	May 31, 2007
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$7,561,911	$21,605,428
Restricted cash and cash equivalents	50,805	102,346
Short term investments	15,622,108	4,349,314
Accounts receivable, net	397,974	352,390
Receivable from affiliated company	3,616	-
Note receivable	50,000	-
Inventory	315,955	46,361
Prepaid income taxes	-	2,070,981
Deferred tax assets	1,454,524	2,439,975
Prepaid expenses and other current assets	184,934	431,840

Total current assets	25,641,827	31,398,635

Property and equipment, net	71,626	85,518

Other assets, net	8,190	8,190

Investment in affiliated company	2,198,932	2,883,969

Patents and trademarks, net of accumulated amortization of $617,436 and $607,657	35,882	38,317
Total assets	$27,956,457	$34,414,629

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$334,967	$934,298
Accrued expenses and other	260,670	1,086,496
Income taxes payable	3,982,909	-

Total current liabilities	4,578,546	2,020,794

Deferred tax liabilities	1,764,298	12,222,944
Total liabilities	6,342,844	14,243,738

Commitments and contingencies

Minority Interest	-	-

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $0.00001 par value: 500,000,000 shares authorized: 410,638,449 shares issued and 391,472,101 shares outstanding at February 29, 2008 and 406,668,661 shares issued and 393,201,134 shares outstanding at May 31, 2007	4,106	4,066
Additional paid-in capital	69,889,848	72,150,581
Accumulated deficit	(36,405,342)	(43,151,678)
Common stock held in treasury, at cost – 19,166,348 shares and 13,467,527 shares at February 29, 2008 and May 31, 2007, respectively	(11,874,999)	(8,832,078)
Total stockholders’ equity	21,613,613	20,170,891
	$27,956,457	$34,414,629

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Revenues:
Product sales and other	$801,284	$22,175	$2,268,484	$67,050

Cost of sales	345,084	-	852,958	-
Gross profit	456,200	22,175	1,415,526	67,050

Operating expenses:
Selling, general and administrative	1,364,077	1,445,857	5,308,631	5,914,803
Settlement and license expense	417,740	304,337	836,400	6,604,337
Total operating expenses	1,781,817	1,750,194	6,145,031	12,519,140
Operating loss	(1,325,617)	(1,728,019)	(4,729,505)	(12,452,090)

Other income (expense):
Interest and other income	318,284	191,437	1,093,876	499,335
Loss on sale of assets	(2,242)	-	(3,511)	(543)
Interest expense	-	-	(237)	-
Gain on sale of subsidiary interest	-	-	150,000	-
Equity in earnings of affiliated company	11,696,265	11,656,603	15,981,763	30,401,594
Impairment of note receivable	-	(339,551)	-	(339,551)
Total other income, net	12,012,307	11,508,489	17,221,891	30,560,835

Income before income taxes	10,686,690	9,780,470	12,492,386	18,108,745

Provision for income taxes	4,394,505	162,911	5,746,050	4,382,911

Net income	$6,292,185	$9,617,559	$6,746,336	$13,725,834

Basic income per common share	$0.02	$0.03	$0.02	$0.04

Diluted income per common share	$0.02	$0.02	$0.02	$0.03

Weighted average number of common shares outstanding-basic	391,472,101	381,031,577	391,055,464	374,711,954

Weighted average number of common shares outstanding-diluted	395,666,621	410,747,949	396,382,070	416,327,140

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	February 29, 2008	February 28, 2007

Operating activities:
Net income	$6,746,336	$13,725,834
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	36,454	31,927
Expense related to extension of expiration date of stock options	-	324
Non-cash compensation relating to issuance of stock options and vesting of warrants	407,652	2,359,035
Accrued interest income added to investments	(959)	(1,900)
Equity in earnings of affiliated company	(15,981,763)	(30,401,594)
Impairment of note receivable	-	339,551
Loss on sale of assets	3,513	543
Value of stock issued in connection with legal settlement	100,000	-
Deferred income taxes	(9,473,195)	2,447,138
Gain on VIE sale of portion of subsidiary interest	(150,000)	-
Reversal of tax effect of exercise of options	(25,645)	-
Changes in operating assets and liabilities:
Accounts receivable	(45,584)	(12,673)
Receivable from affiliated company	(3,616)	-
Inventory	(269,594)	-
Prepaid and other assets	250,896	235,640
Prepaid income taxes	2,070,981	(1,081,627)
Accounts payable and accrued expenses	(1,425,157)	(125,097)
Accrued contested fee payable	-	(394,063)
Accrued settlement fee payable	-	3,000,000
Income taxes payable	3,982,909	-
Net cash used in operating activities	(13,776,772)	(9,876,962)

Investing activities:
Proceeds from sales of short-term investments	6,800,159	7,441,664
Purchases of short-term investments	(18,072,953)	(7,537,777)
Proceeds from sale of restricted investments	52,500	-
Purchases of property and equipment	(20,411)	(5,828)
Proceeds from sale of property and equipment	125	-
Costs incurred for patents and trademarks	(7,344)	-
Proceeds from VIE sale of portion of subsidiary interest	100,000	-
Investment in affiliated company	-	(120,000)
Issuance of note receivable	-	(589,551)
Distributions from affiliated company	16,666,800	29,419,880
Net cash provided by investing activities	5,518,876	28,608,388

Financing activities:
Proceeds from exercise of common stock warrants and options	18,200	114,000
Repurchase of warrants	(2,760,900)	-
Repurchase of common stock for treasury	(3,042,921)	(7,441,664)
Net cash used in financing activities	(5,785,621)	(7,327,664)

Net increase (decrease) in cash and cash equivalents	(14,043,517)	11,403,762
Cash and cash equivalents, beginning of period	21,605,428	3,984,240
Cash and cash equivalents, end of period	$7,561,911	$15,388,002

Supplemental Disclosure of Cash Flow Information:

Cash payments for interest	$237	$-
Cash payments for income taxes	$9,191,000	$3,017,400

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	February 29, 2008	February 28, 2007

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Cashless exercise of warrants	$25	$225
Cashless exercise of stock options	$10	$-
Note receivable issued in connection with VIE sale of portion of subsidiary interest	$50,000	$-
Fair market value of assets received in collection of note receivable and subsequently contributed for preferred stock of affiliate	$-	$250,000

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.  Operating results for the nine month period ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.

Basis of Consolidation
The condensed consolidated statement of operations for the three and nine months ended February 28, 2007 includes our accounts and those of our inactive subsidiaries, Metacomp, Inc. and Plasma Scientific Corporation. The condensed consolidated balance sheet at May 31, 2007 and the condensed consolidated financial statements as of and for the three and nine months ended February 29, 2008 include our accounts, those of our majority owned subsidiaries that are not considered variable interest entities (“VIE”s) and all VIEs for which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

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

FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46(R), were adopted as of December 31, 2003, for our interests in all VIEs. Beginning with the quarter ended May 31, 2007, we consolidated Scripps Secured Data, Inc. (“SSDI”) as SSDI was deemed a VIE and we determined that we were the primary beneficiary of SSDI.

Investment in Affiliated Company
We have a 50% interest in Phoenix Digital Solutions, LLC (see Note 6). This investment is accounted for using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statements of operations in the caption “Equity in earnings of affiliated company”.

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

SSDI maintains agreements with stocking distributors. These agreements provide for a limited product warranty for a period of one year from the date of sale to the end user. The warranty does not cover damage to the product after it has been delivered to the distributor. SSDI’s stocking distributor agreements also allow limited rights to periodic stock rotation.  These rotation rights allow for the exchange of a percentage of distributor inventory for replacement products of the distributor’s choosing .  At February 29, 2008, SSDI  has evaluated the potential for rotated product and has provided for the estimated impact in the accounting records.

Sales through large distributors account for the majority of SSDI’s product revenues, with a majority of sales to Anixter, Inc. and Graybar Electric Company, Inc.

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

Net Income Per Share
We apply Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.  For the three months ended February 29, 2008, 3,320,000 potentially dilutive common shares related to our outstanding warrants and options were not included in the calculation of diluted income per share as they had an anti-dilutive effect.  For the nine months ended February 29, 2008, 3,420,000 potentially dilutive common shares related to our outstanding warrants and options were not included in the calculation of diluted income per share as they had an anti-dilutive effect.  For the three months ended February 28, 2007, 3,495,000 potentially dilutive common shares related to our outstanding warrants and options were not included in the calculation of diluted loss per share as they had an anti-dilutive  effect. For the nine months ended February 28, 2007, 330,000 potentially dilutive common shares related to our outstanding warrants and options were not included in the calculation of diluted income per share as they had an anti-dilutive effect.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Net Income Per Share, continued

	Three Months Ended February 29, 2008
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$6,292,185	391,472,101	$0.02
Diluted EPS:
Effect of dilutive securities:
Options andwarrants	-	4,194,520
Income available to common shareholders	$6,292,185	395,666,621	$0.02

	Three Months Ended February 28, 2007
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$9,617,559	381,031,577	$0.03
Diluted EPS:
Effect of dilutive securities:
Options andwarrants	-	29,716,372
Income available to common shareholders	$9,617,559	410,747,949	$0.02

	Nine Months Ended February 29, 2008
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$6,746,336	391,055,464	$0.02
Diluted EPS:
Effect of dilutive securities:
Options andwarrants	-	5,326,606
Income available to common shareholders	$6,746,336	396,382,070	$0.02

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Net Income Per Share, continued

	Nine Months Ended February 28, 2007
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$13,725,834	374,711,954	$0.04
Diluted EPS:
Effect of dilutive securities:
Options andwarrants	-	41,615,186
Income available to common shareholders	$13,725,834	416,327,140	$0.03

Minority Interest
Minority interest in our condensed consolidated financial statements results from the accounting for the acquisition of a noncontrolling interest in SSDI. Noncontrolling interest represents a partially owned subsidiary’s income, losses, and components of other comprehensive income which should be attributed to the controlling and noncontrolling interests or other parties with a right or obligation that affects the attribution of comprehensive income or loss, on the basis of their contractual rights or obligations, if any, otherwise, on the basis of ownership interests.

The noncontrolling interest in SSDI, which we are required to consolidate as we are the primary beneficiary, has been reduced to zero due to the initial allocation of losses prior to the period in which we were required to consolidate. If a noncontrolling interest has been reduced to zero, the primary beneficiary must absorb any losses that are in excess of the value of the noncontrolling interest’s equity. For the period in which we are required to consolidate, March 27, 2007 through February 29, 2008 we absorbed $84,532 of SSDI’s losses as we are the primary beneficiary. The noncontrolling interest in any future profits will not be presented until all prior losses have been recovered.

Stock-Based Compensation

On June 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock-based awards to non- employees are accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock Based Compensation.

In November 2005, FASB issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FAS 123R-3”).  We have elected to adopt the alternative transition method provided in FAS 123R-3.  The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our condensed consolidated statement of operations for the nine months ended February 28, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of May 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to May 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized in our condensed consolidated statement of operations for the nine months ended February 29, 2008 included compensation expense for share-based payment awards granted subsequent to May 31, 2007 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and nine months ended February 29, 2008 and February 28, 2007, of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated pricing term of option grants for the three and nine months ended February 29, 2008 and February 28, 2007 was five years.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation, continued

Summary of Assumptions and Activity

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three and nine months ended February 29, 2008 and February 28, 2007 is based on the historical volatilities of our common stock.  These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

	Three Months Ended February 29, 2008 (Unaudited)		Nine Months Ended February 29, 2008 (Unaudited)		Three Months Ended February 28, 2007 (Unaudited)		Nine Months Ended February 28, 2007 (Unaudited)

Expected term	5	years	5	years	5	years	5	years
Expected volatility	124%		124-128%		146%		146 -156%
Risk-free interest rate	2.5%		2.5 – 4.96%		4.78%		4.78 – 5%
Expected dividends	2.82%		2.82%		-		-

A summary of option activity as of February 29, 2008 and changes during the nine months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2007	7,245,000	$0.40
Options granted	5,975,000	$0.44
Options exercised	(1,107,846)	$0.16
Options forfeited	(2,792,154)	$0.39
Options outstanding at February 29, 2008	9,320,000	$0.45	3.24	$461,750
Options vested and expected to vest at February 29, 2008	9,155,000	$0.46	3.21	$461,750
Options exercisable at February 29, 2008	6,020,000	$0.48	2.32	$461,750

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation, continued

The weighted average grant date fair value of options granted during the nine months ended February 29, 2008 and February 28, 2007 was $0.32 and $0.82 per option, respectively. The total intrinsic value of options exercised during the nine months ended February 29, 2008 and February 28, 2007 was $513,550 and $290,100, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.40 per share on February 29, 2008) and the exercise price of outstanding, in the money options (those options with exercise prices below $0.40) on February 29, 2008.

As of February 29, 2008, there was approximately $916,394 of total unrecognized compensation cost related to employee stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next 60 months.

The following table summarizes employee and director stock-based compensation expense related to stock options under SFAS No. 123(R) for the three and nine months ended February 29, 2008 and February 28, 2007, which was recorded as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	February 29, 2008	February 29, 2008	February 28, 2007	February 28, 2007
Selling, general and administrative expense	$61,517	$407,652	$586,000	$2,356,000

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements, continued

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals and expands disclosures about fair value measurements.  The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements.  The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.  Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements.  The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We expect to adopt SFAS No. 157 on June 1, 2008.  We are in the process of evaluating the provisions of the statement, but do not anticipate that the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective in fiscal years beginning after December 15, 2008. We expect to adopt SFAS No. 160 on June 1, 2009.  We are currently assessing the impact the adoption of SFAS No. 160 will have on our consolidated financial statements.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

2.  Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Our short-term investments consist of auction rate securities and are reported at cost, which approximate fair market value.

At February 29, 2008 we had short-term investments in auction rate securities of approximately $15.6 million.  Auction rate securities generally have long-stated maturities of 20 to 40 years.  These securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days.  Due to the frequent resetting of interest rates, the carrying value of auction rate securities approximates fair value.

During the quarter ended February 29, 2008, investment banks were reporting an inability to successfully obtain subscribers for high credit quality auction rate securities.  As of February 29, 2008 we held such auction rate securities with a par value totaling $10.4 million that failed in February 2008 to sell at auction.  The unsuccessful auctions have resulted in the interest rate on these securities resetting at a premium interest rate every 35 days or less.  In the event we need to access funds invested in these auction rate securities we would not be able to liquidate these securities until: a future auction of these securities is successful, they are refinanced and redeemed by the issuers,  or a buyer is found outside of the auction process.  The investments consist of student loan auction rate preferred instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (FFELP).  These investments are of high credit quality and the AAA credit ratings of the investments have been reaffirmed since February 2008.  These instruments are collateralized in excess of the underlying obligations, are insured by the various state educational agencies, and are guaranteed by the Department of Education as an insurer of last resort.  We have the intent and the ability to hold these investments until the anticipated recovery period which we believe will be less than twelve months.

3.  Accounts Receivable

Accounts receivable consist of trade receivables recorded at the original invoice amount, less an estimated allowance for uncollectible accounts.  At February 29, 2008 the allowance for doubtful accounts was $3,200.  Trade receivables are periodically evaluated for collectibility based on past credit histories with customers and their current financial condition.  Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised.  Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts.

4.  Inventory

Inventory at February 29, 2008, consisted of raw materials of $110,629 and finished goods of $205,326.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

5.  License Agreements

In February 2005, we entered into two separate licensing agreements with one customer for our patent portfolio and Ignite microprocessor technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for maintenance services. Maintenance under the agreement is expected to be provided over a period not to exceed four years. Maintenance revenue recognized during the nine months ended February 29, 2008 and February 28, 2007 was $18,750 and $18,750, respectively. The payment terms of the agreements required aggregate payments of $300,000 at the time of execution, three quarterly payments of $750,000 each on April 1, August 15, and November 15, 2005 and one final payment of $500,000 on February 15, 2006. The $500,000 payment due on February 15, 2006 was paid in March 2006. Total payments received in fiscal 2005 amounted to $1,050,000, and total payments received in fiscal 2006 amounted to $2,000,000. The agreements also provide for the future payment of royalties to us based on sales of product using the Ignite licensed technology. In connection with this license agreement, we became obligated to the co-inventor of the patent portfolio technology for $207,600 pursuant to a July 2004 agreement under which we were obligated to pay a percentage of all patent portfolio licensing proceeds to the co-inventor. The amount due under that license was payable in four installments of $51,900. The co-inventor of the patent portfolio technology filed a lawsuit against us seeking damages and/or enforcement of the July 2004 agreement. We challenged the enforceability of the agreement by counterclaim in that action. On February 14, 2007, a settlement of the litigation was finalized. Terms of the settlement required us to pay $3,400,000 in cash on February 14, 2007 and $3,000,000 on May 1, 2007, which amounted to approximately the debt claimed by the co-inventor to be owed to him under the July 2004 agreement. In addition, the settlement required us to make a donation of $15,000 on February 14, 2007 on behalf of Russell H. Fish III (“Fish”) to Maasai Power and Education Project, Inc., and to pay Fish the equivalent of 4% of 50% of the next $100 million of gross license fees as they are collected by Phoenix Digital and as distributions are made to us, after excluding the first $20 million collected by Phoenix Digital after December 1, 2006. Our commitment to make payments to Fish related to such future license revenues was limited to $2 million. During the nine months ended February 29, 2008, we recorded $836,400 in settlement and license expenses relating to royalty payments due to the Fish parties.  In January 2008, we made the final payment under the Fish settlement agreement.

6.  Investment in Affiliated Company/License Agreement

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

We and TPL each own 50% of the membership interests of Phoenix Digital, and each of us has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, we and TPL agreed to establish a working capital fund for Phoenix Digital of $4,000,000, of which our contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of Phoenix Digital in order to maintain working capital of not more than $8,000,000. Neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement. Phoenix Digital has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of Phoenix Digital) for supporting efforts to secure licensing agreements by the other member on behalf of Phoenix Digital. During the nine months ended February 29, 2008 and February 28, 2007, Phoenix Digital paid $1,952,362 and $2,934,075, respectively, to TPL pursuant to this commitment.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company/License Agreement, continued

We are accounting for our investment in Phoenix Digital under the equity method of accounting, and accordingly have recorded our share of Phoenix Digital’s net income of $15,981,763 during the nine months ended February 29, 2008 and our share of Phoenix Digital’s net income of $30,401,594 during the nine months ended February 28, 2007 as an increase in our investment. Cash distributions of $16,666,800 received from Phoenix Digital during the nine months ended February 29, 2008 and cash distributions of $29,419,880 received from Phoenix Digital during the nine months ended February 28, 2007 have been recorded as a reduction in our investment. Our investment in Phoenix Digital is $2,198,932 at February 29, 2008 and has been recorded as “Investment in Affiliated Company”.  We have recorded our share of Phoenix Digital’s net income as “Equity in Earnings of Affiliated Company” in the accompanying consolidated statements of operations for the nine months ended February 29, 2008 and February 28, 2007.

During the nine months ended February 29, 2008, TPL entered into licensing agreements with third parties, pursuant to which Phoenix Digital received aggregate proceeds of $48,851,970.  During the nine months ended February 28, 2007, TPL entered into licensing agreements with third parties, pursuant to which Phoenix Digital received aggregate proceeds of $64,869,000.  License proceeds of $2,920,000 relating to an additional license agreement signed in February 2007 were received in March 2007.  Phoenix Digital recorded this amount as a license receivable.

The condensed balance sheets and statements of operations of Phoenix Digital at February 29, 2008 and February 28, 2007 and for the nine months then ended are as follows:

Condensed Balance Sheets

ASSETS:

	2008	2007
Cash	$8,017,494	$7,500,220
License fees receivable	-	2,920,000
Prepaid expenses	55,000	15,000
Total assets	$8,072,494	$10,435,220

LIABILITIES AND MEMBERS’ EQUITY:

	2008	2007
Accounts payable and accrued expenses	$3,662,840	$629,934
Income taxes payable	11,790	11,790
Members’ equity	4,397,864	9,793,496
Total liabilities and members’ equity	$8,072,494	$10,435,220

Condensed Statements of Operations

	2008	2007
Revenues	$48,851,970	$67,788,985
Operating expenses	16,334,021	7,295,104
Operating income	32,517,949	60,493,881
Interest income	177,281	309,308
Net income	$32,695,230	$60,803,189

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

7.  Consolidated Variable Interest Entity

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

On March 27, 2007, we entered into an 18 month revolving line of credit with SSDI for a maximum amount of $500,000. The line of credit matures on September 27, 2008. If we do not provide notice to SSDI at least 90 days prior to the maturity date, the maturity date automatically extends 12 months. The line of credit is collateralized by all assets presently owned or hereafter acquired by SSDI. The carrying value of the collateral is approximately $558,723 at February 29, 2008. The creditors of SSDI do not have recourse to our other assets. During the three and nine months ended February 29, 2008 we advanced $50,000 and $150,000, respectively, under terms of the agreement.  The total amount drawn on the line of credit at February 29, 2008 is $400,000.

The line of credit carries a floating interest rate which is defined as the prime rate as announced by Bank of America. At February 29, 2008, the interest rate on the note was 6.00%. SSDI is required to make minimum monthly payments on the line consisting of unpaid and accrued interest on the first day of the month following the initial advance.

During the quarter ended February 29, 2008 we subordinated our interest in the repayment of principal due under the revolving line of credit, up to a maximum of $100,000, for the benefit of a customer of SSDI.

As a result of the line of credit, we have a variable interest in SSDI, a variable interest entity, and we have determined that we are the primary beneficiary as we absorb more than half of the variable interest entity’s expected losses. FIN 46(R), requires us to consolidate SSDI as long as we are deemed to be the primary beneficiary. The equity interests of SSDI not owned by us are reported as a minority interest in our February 29, 2008 condensed consolidated balance sheet.  As of February 29, 2008, the noncontrolling interest in SSDI, which we are required to consolidate as we are the primary beneficiary, has been reduced to zero due to the initial allocation of losses prior to the period in which we were required to consolidate. If a noncontrolling interest has been reduced to zero, the primary beneficiary must absorb any losses that are in excess of the value of the noncontrolling interest’s equity. For the period in which we are required to consolidate, March 27, 2007 through February 29, 2008 we absorbed $84,532 of SSDI’s losses as we are the primary beneficiary. The noncontrolling interest in any future profits will not be presented until all prior losses have been recovered.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

8.  Stockholders’ Equity

During July 2006 we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market.  As part of the program we purchased 5,698,821 and 10,779,027 shares of our common stock at an aggregate cost of $3,042,921 and $7,441,664 during the nine months ended February 29, 2008 and February 28, 2007, respectively.

The following table summarizes equity transactions during the nine months ended February 29, 2008:

	Common Stock
	Shares	Amounts	Additional Paid- in Capital	Accumulated Deficit	Treasury Stock

Balance June 1, 2007	393,201,134	$4,066	$72,150,581	$(43,151,678)	$(8,832,078)

Exercise of warrants and options at $0.05 to $0.10 per share	250,000	3	18,197	-	-
Cashless exercise of options	982,846	10	(10)	-	-
Cashless exercise of warrants	2,536,942	25	(25)	-	-
Issuance of stock	200,000	2	99,998	-	-
Repurchase of warrants	-	-	(2,760,900)	-	-
Non-cash compensation	-	-	407,652	-	-
Tax effect of exercise of options	-	-	(25,645)	-	-
Repurchase of common stock for treasury	(5,698,821)	-	-	-	(3,042,921)
Net income	-	-	-	6,746,336	-
Balance February 29, 2008	391,472,101	$4,106	$69,889,848	$(36,405,342)	$(11,874,999)

During November 2007 we issued 200,000 shares of our common stock to a former officer in connection with a settlement agreement.

Stock Options and Warrant Activity

As of February 29, 2008, we had 100,000 options outstanding pursuant to our 1996 Stock Option Plan exercisable at $0.07 per share expiring in 2009; 875,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.10 to $0.86 per share expiring through 2013; 3,550,000 options outstanding pursuant to our 2003 Stock Option Plan exercisable at a range of $0.05 to $0.49 per share expiring through 2013; and 4,795,000 options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.45 to $0.70 per share expiring through 2013.  Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

During the quarter ended November 30, 2007, we issued options to acquire 750,000 shares of common stock to our newly appointed chief financial officer at an exercise price of $0.45 per share.

During the quarter ended February 29, 2008, we issued options to acquire 3,000,000 shares of common stock to our newly appointed chief executive officer at an exercise price of $0.40 per share.

During the nine months ended February 29, 2008, directors exercised stock options to purchase 125,000 shares of common stock for proceeds of $11,950, and a director exercised stock options utilizing a share certification exchange procedure within our stock option plans to exercise 1,500,000 shares and receive 982,846 new shares upon exercise.

During the nine months ended February 29, 2008, we recorded $407,652 of non cash compensation expense related to stock options issued and vesting of stock options.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity, continued

As of February 29, 2008, we had warrants outstanding to purchase 500,000 common shares at exercise prices ranging from $0.06 to $1.00 per share, expiring at various dates through 2011.  During the nine months ended February 29, 2008, we issued no warrants to purchase shares of common stock, an investor exercised warrants to purchase 125,000 shares of common stock for proceeds of $6,250, 1,898,973 warrants expired, 3,500,000 warrants were exercised utilizing the cashless method of exercise for 2,536,942 shares, and we repurchased 7,000,000 warrants for $2,760,900 under terms of our warrant repurchase agreement with Lincoln Ventures, LLC.

In connection with a previous debt agreement, we entered into an Antidilution Agreement (the “Antidilution Agreement”) with Swartz Private Equity, LLC (“Swartz”) wherein we were obligated to issue to Swartz warrants equal to 11% of the common stock issued between January 28, 2002 and March 11, 2002, 20% of the common stock issued between March 12, 2002 and April 1, 2003, and after April 1, 2003, 30% of the common stock issued to any parties other than Swartz.  There were no warrants issued during the three month period ended August 31, 2006 in connection with the Antidilution agreement, nor were warrants issued during September 2006 in connection with the Antidilution agreement. On October 10, 2006, we entered into an Approval Rights Agreement and Termination of Antidilution Agreement and Addendum to Warrants (the “Termination Agreement”) with Swartz to terminate the Antidilution Agreement.  In consideration for entering into the Termination Agreement, we agreed that through May 31, 2008 we would obtain Swartz’s written approval at least 30 days prior to entering into (i) any acquisition of any business entity or asset of any kind where the aggregate number of shares of common stock and derivative securities (on a fully diluted basis) issued as consideration for the acquisition equals or exceeds 10% of the number of shares of  our common stock outstanding at the time of the acquisition (on a fully diluted basis) or (ii) any acquisition (regardless of size) by us of any business entity or asset of any kind that is not unanimously approved by our board of directors.

9.  Commitments and Contingencies

Litigation

Patent Litigation

Pursuant to the joint venture that the Company entered into in June 2005 with TPL (in settlement of inventorship/ownership litigation between the parties, and in return for a 50-50 sharing of net licensing and enforcement revenues), the Company granted TPL the complete and exclusive right to enforce and license  the microprocessor patent portfolio. The Company then dismissed its patent infringement claims against Fujitsu Computer Systems, Inc. (“Fujitsu”), Matsushita Electric Corporation of America (“MEI”), NEC Solutions (America) Inc. (“NEC”), Sony Electronics Inc. (“Sony”), and Toshiba America Inc., and certain related entities of these defendants which had been pending in the Federal District Court for the Northern District of California. Thereafter, TPL filed patent infringement actions against the foregoing defendants (except Sony) and their related entities in the Federal District Court for the Eastern District of Texas. Patriot was subsequently joined as a party to the litigation. Litigation was not reinitiated with regard to Fujitsu or NEC and certain of NEC’s subsidiaries as listed below.

In February 2006, a license agreement was entered into with Fujitsu and in connection with that transaction, the litigation involving Fujitsu, TPL and the Company in both California and Texas was dismissed.

On August 25, 2006, ARM Ltd. and ARM, Inc. intervened as defendants, seeking a declaration of non-infringement of the ‘584 patent with respect to ARM processor cores contained within some alleged infringing chips of other defendants.

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

A Claims Construction Hearing was held May 3, 2007 in The United States District Court for the Eastern District of Texas. On June 15, 2007, the court ruled on the claims construction of the patents-in-suit, the ‘336, ‘148 and ‘584 patents. Based on the claims construction ruling, TPL/Patriot proceeded with discovery with respect to the ‘336 and ‘148 patents. However, based on the claims construction ruling as to the ‘584 patent TPL/Patriot entered into a Stipulation of non-infringement by the accused ARM products with respect to the ‘584 patent with ARM, the purpose of which was to expedite an appeal of that claims construction.  A notice of appeal to the Federal Circuit was filed with respect to the ARM Stipulation and the District Court’s claims construction with respect to the ‘584 patent.  The appeal has been briefed and oral argument before the Federal Circuit concerning claims construction of the ‘584 patent is scheduled for May 6, 2008.

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

On February 8, 2008, the Company, TPL and Alliacense Ltd. were named as defendants in three separate lawsuits filed in the United States District Court for the Northern District of California by Asustek Computer, Inc., HTC Corporation, and Acer, Inc., and affiliated entities of each of them. On February 13, 2008, the Asustek claims were amended to include claims against MCM Portfolio, LLC (Alliacense and MCM Portfolio are TPL-related entities), which do not involve the Company.

The Asustek case seeks declaratory relief that our '336, '584 and '749 patents are not infringed by enforceable claims of those patents. The Asustek action also seeks a similar declaration with respect to two patents owned by TPL that are not a part of the MMP Portfolio, and as such the Company is not engaged in this aspect of the litigation and defense.  The Acer complaint seeks invalidity of the '336, '584 and '749 patents. The HTC complaint seeks invalidity of those three and our '148 patent. Our responsive pleadings, including potential counterclaims for patent infringement are currently scheduled to be filed by April 25, 2008.

401(k) Plan

We have a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. We match 50% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation. Participants vest 33% per year over a three year period in our contributions. Our matching contributions during the nine months ended February 29, 2008 and February 28, 2007 were $6,724 and $8,237, respectively.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies, continued

On February 28, 2008, Mr. Turley resigned.  As a result, we recorded a one-time severance charge of $56,250 in full discharge of all remaining obligations to Mr. Turley.

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

In connection with Mr. Goerner’s appointment as Interim President and Chief Executive Officer, and commencing on February 29, 2008, we agreed to preliminary compensation terms with Mr. Goerner for an initial 120-day term if not terminated pursuant to the agreement, with an extension period of one year and on a continuing basis thereafter.  Pursuant to the agreement, if Mr. Goerner is terminated without cause within the first year of employment, after the initial 120-day term, he is entitled to receive an amount equal to his base salary for the period remaining in the agreement.  Payments are conditional upon the execution of a general release.  We are in the process of securing a formal employment agreement with Mr. Goerner.

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

Operating Leases
We have a non-cancelable operating lease agreement for our Carlsbad, California office facility. Future minimum lease payments required under the operating lease are $24,570 and $73,710 in fiscal years ended 2008 and 2009, respectively.

SSDI subleases their Carlsbad, California office facility which was amended to extend through June 2008 with a month-to-month option until no later than December 2008. Future minimum lease payments required under the operating lease are $22,053 and $7,351 in fiscal years ended 2008 and 2009, respectively.

Earn-Out Agreement
SSDI entered into an earn-out agreement with a former debt holder of Holocom Networks, Inc. (“Holocom Networks”) upon our contribution of the foreclosure sale collateral of Holocom Networks to SSDI in fiscal 2007. The agreement required the former debt holder to release all of his rights to any Holocom Networks collateral in exchange for receiving 3% of the net sales (defined as cash revenues actually received less credits or discounts and other claims of customers) of SSDI’s protected distribution system products for a period of 48 months from the foreclosure sale date of February 2, 2007. The earn-out is to be paid each calendar quarter.  A liability for payment under this agreement of $11,156 is included in accounts payable in the accompanying condensed consolidated balance sheet at February 29, 2008.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

10.  Segment Information

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

Operating segment net revenue, operating loss and income (loss) before taxes for the three and nine months ended February 29, 2008 and February 28, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net revenue:
SSDI	$784,447	$-	$2,229,592	$-
All other	16,837	22,175	38,892	67,050
Total net revenue	$801,284	$22,175	$2,268,484	$67,050

Operating loss:
SSDI	$(44,376)	$-	$(69,418)	$-
All other	(1,281,241)	(1,728,019)	(4,660,087)	(12,452,090)
Total operating loss	$(1,325,617)	$(1,728,019)	$(4,729,505)	$(12,452,090)

Income (loss) before taxes:
SSDI	$(38,667)	$-	$85,381	$-
All other	10,725,357	9,780,470	12,407,005	18,108,745
Total income before taxes	$10,686,690	$9,780,470	$12,492,386	$18,108,745

All sales were to unaffiliated customers within the United States. During the nine months ended February 29, 2008, one customer accounted for 42% of SSDI’s sales and this same customer accounted for 17% of SSDI’s accounts receivable at February 29, 2008.  Another customer accounted for 22% of SSDI’s sales and this same customer accounted for 40% of SSDI’s accounts receivable at February 29, 2008.  Another customer accounted for 13% of SSDI’s sales and this same customer accounted for 22% of SSDI’s accounts receivable at February 29, 2008.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Segment Information, continued

Operating segment total assets and depreciation and amortization as of and for the nine months ended February 29, 2008 and February 28, 2007 were as follows:

	2008	2007
Depreciation and amortization:
SSDI	$14,892	$-
All other	21,562	31,927
Total depreciation and amortization	$36,454	$31,927

	2008	2007
Total assets:
SSDI	$948,155	$-
All other	27,008,302	28,138,099
Total assets	$27,956,457	$28,138,099

11.  Subsequent Events

On March 3 and March 12, 2008 the remainder of our auction rate securities with a par value of $5,000,000 failed to sell at auction.  The investments consist of student loan auction rate preferred instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (FFELP).  These investments are of high credit quality and the AAA credit ratings of the investments have been reaffirmed since March 2008.  These instruments are collateralized in excess of the underlying obligations, are insured by the various state educational agencies, and are guaranteed by the Department of Education as an insurer of last resort.  We have the intent and the ability to hold these investments until the anticipated recovery period which we believe will be less than twelve months.

On March 11, 2008 we amended our 2006 Stock Option Plan to increase the total number of shares of our common stock issuable under the plan to 7,000,000 from 5,000,000.  Shareholders will be asked to ratify the amendment to the plan at our next annual meeting.

On March 17, 2008 we issued options to acquire 400,000 shares of common stock to our newly appointed Vice President of Business Development at an exercise price of $0.38 per share.

On March 18, 2008 the interest rate on our line of credit with SSDI decreased to 5.25% in accordance with the change in the prime interest rate.

On March 20, 2008 we made an advance to SSDI of $100,000, the maximum amount remaining on the line of credit.

On April 4, 2008 SSDI repaid $50,000 on the line of credit.

On April 7, 2008 SSDI repaid $50,000 on the line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS". SEE ALSO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 2007.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our condensed consolidated statement of operations for the nine months ended February 28, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of May 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to May 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized in our condensed consolidated statement of operations for the nine months ended February 29, 2008 included compensation expense for share-based payment awards granted subsequent to May 31, 2007 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the nine months ended February 29, 2008 and February 28, 2007, of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures.

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

Results of Operations

Comparison of the Nine Months Ended February 29, 2008 and Nine Months Ended February 28, 2007.

Our revenues increased from approximately $67,000 for the nine months ended February 28, 2007 to approximately $2,268,000 for the nine months ended February 29, 2008. Our revenue amounts do not include income of approximately $30,402,000 from our investment in Phoenix Digital Solutions, LLC for the nine months ended February 28, 2007, or income of approximately $15,982,000 from our investment in Phoenix Digital Solutions, LLC for the nine months ended February 29, 2008.  During the nine months ended February 29, 2008 we recorded sales amounting to approximately $2,230,000 by our consolidated variable interest entity, SSDI, with cost of sales amounting to approximately $853,000. During the nine months ended February 28, 2007 and February 29, 2008, we recognized maintenance fee revenues totaling approximately $18,750 and $18,750 in connection with an agreement with AMD Corporation during the 2005 fiscal year. The agreement called for maintenance fees totaling $100,000 connected with a license agreement for our Ignite technology; the license fee revenue is being recognized as revenue evenly over the four year period of the license. In addition during the nine months ended February 29, 2008, we recorded sales of approximately $20,100 from the sale of microprocessor chips that we no longer market. Inventory associated with the sales of these microprocessor chips is carried at zero value.  During the nine months ended February 28, 2007, we recorded sales of approximately $48,300 relating to the microprocessor chips.

Selling, general and administrative expenses decreased from approximately $5,915,000 for the nine months ended February 28, 2007 to approximately $5,309,000 for the nine months ended February 29, 2008.  Legal and accounting expenses decreased by approximately $356,000 for the nine months ended February 29, 2008 compared with the nine months ended February 28, 2007 the decreases were primarily due to reduction in legal activity due to the settlement of the patent litigation suit and accounting restatement expenses incurred during the nine months ended February 28, 2007, not occurring in the nine months ended February 29, 2008. Salary costs and related expenses included non-cash expenses associated with the fair value of options granted during the period in accordance with SFAS No. 123R.  During the nine months ended February 29, 2008, options were granted to our newly-appointed officers pursuant to terms of their employment contracts, those option grants plus the related vesting on the grants resulted in non-cash compensation expense of approximately $295,000.  On August 16, 2007 options were granted to certain employees and a newly-appointed director resulting in non-cash compensation of approximately $113,000.  During the nine months ended February 28, 2007, 1,500,000 options were granted to the chief executive officer of the Company resulting in non-cash compensation expense amounting to approximately $1,527,000. On October 23, 2006, 230,000 options were granted to employees resulting in non-cash compensation expense of approximately $184,000. On February 9, 2007, 1,070,000 options were granted to employees and directors resulting in non-cash compensation expense of approximately $584,000. Additional non-cash compensation for the nine months ended February 28, 2007 amounted to $61,000 for vesting of employee stock options in accordance with SFAS No 123(R).  Board of director fees amounting to approximately $326,000 were paid during the nine months ended February 29, 2008 as compared to $240,000 paid for the nine months ended February 28, 2007.  Other salary expenses increased by approximately $997,000 for the nine months ended February 29, 2008 as compared with the nine months ended February 28, 2007 including approximately $887,000 in salaries and related expenses for SSDI during the nine months ended February 29, 2008. Salary expenses for the parent company including wages, payroll taxes, employee benefits and expenses connected with 401(k) employer matching increased by approximately $110,000 during the nine months ended February 29, 2008 as compared with the nine months ended February 28, 2007.  Travel and related expenses for the nine months ended February 29, 2008 increased by approximately $130,000 due to expenses for SSDI being combined with the parent company.  Consulting expenses increased by approximately $36,000 for the nine months ended February 29, 2008 as compared to the nine months ended February 28, 2007 due to one time fees for evaluations of our various technologies and expenses associated with our production of materials for the upcoming litigation.  Expenses for re-design and maintenance of our website were approximately $21,000 for the nine months ended February 29, 2008 with no such expenses occurring during the nine months ended February 28, 2007.  Offsetting the increases in selling, general and administrative expenses for the nine months ended February 29, 2008 as compared to the nine months ended February 28, 2007, were decreases amounting to approximately $64,000 for public relations expenses and $15,000 for insurance.

Settlement and license expenses amounting to $836,000 were recorded for the nine months ended February 29, 2008 relating to royalties payable resulting from an agreement with Fish (see Note 5 to our condensed consolidated financial statements for more information).  For the nine months ended February 28, 2007, $6,604,000 was recorded related to the Fish agreement.

Our other income and expenses for the nine months ended February 29, 2008 and February 28, 2007 included equity in the earnings of PDS. The investment is accounted for in accordance with the equity method of accounting for investments. Our investment in PDS for the nine months ended February 29, 2008 provided net income after expenses in the amount of approximately $15,982,000 as compared to net income after expenses of $30,402,000 for the nine months ended February 28, 2007. Total other income and expense for the nine months ended February 29, 2008 amounted to net other income of approximately $17,222,000 compared with total other income and expense for the nine months ended February 28, 2007 of net other income amounting to approximately $30,561,000. Interest income and other income increased from approximately $499,000 for the nine months ended February 28, 2007 to approximately $1,094,000 for the  nine months ended February 29, 2008 as interest bearing account balances increased from cash received as distributions from our investment in PDS and we recognized other income of approximately $227,000 in connection with our reimbursement request billings to PDS for our prior period legal expenses incurred in connection with the patent litigation.  During the nine months ended February 29, 2008, SSDI recognized $150,000 of other income in connection with the sale of a portion of its interest in Holocom MultiDomain Computers, LLC, now known as DataSecurus, LLC, on November 7, 2007 DataSecurus, LLC changed its name to Talis Data Systems, LLC.

During the nine months ended February 28, 2007, we recorded a provision for income taxes of  approximately $4,383,000 related to federal and California taxes.  During the nine months ended February 29, 2008, we recorded a provision for income taxes of approximately $5,746,000 related to federal and California taxes.  At February 29, 2008 we have utilized all of our remaining available federal net operating loss carry-forwards.   At May 31, 2007, we had utilized all of our state net operating loss carry-forwards of approximately $17,822,000.

We recorded net income for the nine months ended February 28, 2007 of $13,725,834 compared with net income of $6,746,336 for the nine months ended February 29, 2008.

Comparison of the Three Months Ended February 29, 2008 and Three Months Ended February 28, 2007.

Our revenues increased from approximately $22,000 for the three months ended February 28, 2007 to approximately $801,000 for the three months ended February 29, 2008. Our revenue amounts do not include income of approximately $11,657,000 from our investment in PDS for the three months ended February 28, 2007, or income of approximately $11,696,000 from our investment in PDS for the three months ended February 29, 2008.  During the three months ended February 29, 2008 we recorded sales amounting to approximately $784,000 by our consolidated variable interest entity, SSDI, with cost of sales amounting to approximately $345,000. During the three months ended February 29, 2008 and February 28, 2007, we recognized maintenance fee revenues totaling approximately $6,250 and $6,250 in connection with an agreement with AMD Corporation during the 2005 fiscal year. The agreement called for maintenance fees totaling $100,000 connected with a license agreement for our Ignite technology; the license fee revenue is being recognized as revenue evenly over the four year period of the license. In addition during the three months ended February 29, 2008, we recorded sales of approximately $10,600 from the sale of microprocessor chips that we no longer market. Inventory associated with the sales of these microprocessor chips is carried at zero value.  During the three months ended February 28, 2007, we recorded sales of approximately $15,900 relating to the microprocessor chips.

Selling, general and administrative expenses decreased from approximately $1,446,000 for the three months ended February 29, 2008 to approximately $1,364,000 for the three months ended February 28, 2007.  Legal expenses decreased by approximately $222,000 for the three months ended February 29, 2008 compared with the three months ended February 28, 2007 and accounting expenses increased by approximately $31,000 for the three months ended February 29, 2008 compared with the three months ended February 28, 2007.  Salary costs and related expenses included non-cash expenses associated with the fair value of options granted during the period in accordance with SFAS No. 123R.  During the three months ended February 29, 2008, options were granted to our newly-appointed chief executive officer pursuant to terms of his employment contract, those option grants plus the related vesting on the grants and vesting on existing grants,  resulted in non-cash compensation expense of approximately $62,000.  During the three months ended February 28, 2007, 1,070,000 options were granted to employees and directors resulting in non-cash compensation expense of approximately $584,000. Additional non-cash compensation for the three months ended February 28, 2007 amounted to approximately $2,000 for vesting of employee stock options in accordance with SFAS 123(R). Board of director fees amounting to approximately $114,000 were paid during the three months ended February 29, 2008 as compared to $90,000 paid for the three months ended February 28, 2007.  Other salary expenses increased by approximately $363,000 for the three months ended February 29, 2008 as compared with the three months ended February 28, 2007 including approximately $290,000 in salaries and related expenses for SSDI during the three months ended February 29, 2008. Salary expenses for the parent company including wages, payroll taxes, employee benefits and expenses connected with 401(k) employer matching increased by approximately $73,000 during the three months ended February 29, 2008 as compared with the three months ended February 28, 2007.  Travel and related expenses for the three months ended February 29, 2008 increased by approximately $31,000, a decrease of approximately $13,000 for the parent company and an increase of $44,000 for SSDI.

Settlement and license expenses amounting to $418,000 were recorded for the three months ended February 29, 2008 relating to royalties payable resulting from an agreement with Fish (see Note 5 to our condensed consolidated financial statements for more information).  For the three months ended February 28, 2007, $304,000 was recorded related to the Fish agreement.

Our other income and expenses for the three months ended February 29, 2008 and February 28, 2007 included equity in the earnings of PDS. The investment is accounted for in accordance with the equity method of accounting for investments. Our investment in PDS for the three months ended February 29, 2008 provided net income after expenses in the amount of approximately $11,696,000 as compared to net income after expenses of $11,657,000 for the three months ended February 28, 2007. Total other income and expense for the three months ended February 29, 2008 amounted to net other income of approximately $12,012,000 compared with total other income and expense for the three months ended February 28, 2007 of net other income amounting to approximately $11,508,000. Interest income and other income increased from approximately $191,000 for the three months ended February 28, 2007 to approximately $318,000 for the three months ended February 29, 2008 as interest bearing account balances increased from cash received as distributions from our investment in PDS.

During the three months ended February 28, 2007, we recorded a provision for income taxes of  approximately $163,000 related to federal and California taxes.  During the three months ended February 29, 2008, we recorded a provision for income taxes of approximately $4,395,000 related to federal and California taxes.

We recorded net income for the three months ended February 28, 2007 of $9,617,559 compared with net income of $6,292,185 for the three months ended February 29, 2008.

Liquidity and Capital Resources

Liquidity

Our cash and short-term investment balances decreased from approximately $25,955,000 as of May 31, 2007 to approximately $23,184,000 as of February 29, 2008. We also have restricted cash balances amounting to approximately $102,000 as of May 31, 2007 and approximately $51,000 as of February 29, 2008. Total current assets decreased from approximately $31,399,000 as of May 31, 2007 to approximately $25,642,000 as of February 29, 2008. Total current liabilities amounted to approximately $2,021,000 and approximately $4,579,000 as of May 31, 2007 and February 29, 2008, respectively. The change in our current position as of February 29, 2008 as compared with May 31, 2007 results in part from our utilization of cash to repurchase warrants and to purchase treasury stock, which amounted to $5,804,000.  Additionally, during the nine  months ended February 29, 2008, we utilized our remaining federal net operating losses for income tax purposes, resulting in a current tax liability of approximately $3,983,000 and causing our prepaid income taxes and deferred tax assets at May 31, 2007 to be reclassified to the current tax liability.  Total cash paid for income taxes during the nine months ended February 29, 2008 was $9,191,000.  We also used $500,000 for the settlement of an arbitration with a former executive officer and director of the Company.

Cash Flows From Operating Activities

Cash used in operating activities for the nine months ended February 29, 2008 was approximately $13,777,000 as compared with cash used in operating activities for the nine months ended February 28, 2007 of approximately $9,877,000. The principal components of the current period amount were: net income of approximately $6,746,000, change in prepaid income taxes of approximately $2,071,000 and a change in income taxes payable of approximately $3,988,000.  These increases were partially offset by: equity in earnings of PDS of $15,982,000, change in deferred taxes of approximately $9,473,000, and changes in accounts payable and accrued expenses of approximately $1,425,000.

Cash Flows From Investing Activities

Cash provided by investing activities was approximately $5,519,000 for the nine months ended February 29, 2008 as compared to cash provided by investing activities of approximately $28,608,000 for the nine months ended February 28, 2007. The decrease was primarily due to a reduction of distributions received from our investment in affiliate from $29,420,000 in 2007 to $16,667,000 in 2008.  Cash used during the nine months ended February 29, 2008 also included $18,073,000 in net purchases of short-term investments and purchases of fixed assets of approximately $20,000.  The cash used during the nine months ended February 29, 2008 was partially offset by proceeds of $100,000 received by SSDI for the sale of a membership interest in DataSecurus, LLC, now known as Talis Data Systems, LLC and proceeds of $52,500 received from collateral accounts held on former officers’ credit cards that were cancelled.

Cash Flows From Financing Activities

Cash used in financing activities for the nine months ended February 29, 2008 was approximately $5,786,000 as compared to approximately $7,328,000 for the nine months ended February 28, 2007 primarily due to payments of approximately $3,043,000 to repurchase shares of our common stock for treasury and warrant repurchases of approximately $2,761,000 for the nine months ended February 29, 2008. The cash used during the nine months ended February 29, 2008 was partially offset by cash received of approximately $18,000 from the exercise of common stock options and warrants.

Capital Resources

Our current position as of February 29, 2008 is expected to provide the funds necessary to support our operations through at least the next twelve months.

Contractual Obligations and Commitments

A summary of our outstanding contractual obligations at February 29, 2008 is as follows:

Contractual Cash Obligations	Total Amounts Committed	1-3 Years

Operating leases - facilities	$127,684	$127,684

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals and expands disclosures about fair value measurements.  The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements.  The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.  Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements.  The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We expect to adopt SFAS No. 157 on June 1, 2008.  We are in the process of evaluating the provisions of the statement, but do not anticipate that the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective in fiscal years beginning after December 15, 2008. We expect to adopt SFAS No. 160 on June 1, 2009.  We are currently assessing the impact the adoption of SFAS No. 160 will have on our consolidated financial statements.

Risk Factors

We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock. We believe the following to be our most significant risk factors as of the date this report is being filed. The risks and uncertainties described below are not the only ones we face.

We Have Reported Substantial Income In 2006, 2007 and 2008 Which May Not Be Indicative Of Our Future Income

During fiscal 2008, 2007 and 2006, we entered into license agreements, directly and through our joint venture with Technology Properties Limited. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, and the possible effect of new judicial interpretation of patent laws, we cannot predict the amount of future revenues from such agreements, or whether there will be future revenues from license agreements at all.

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

We May Not Be Successful In Identifying Acquisition Candidates And If We Undertake Acquisitions, They Could Increase Our Costs Or Liabilities And Impair Our Revenue And Operating Results.

One of our strategies is to pursue growth through acquisitions. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition or finance the acquisition on terms that are satisfactory to us. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention from day-to-day operations. Acquisitions of businesses or other material operations may require debt or equity financing, resulting in leverage or dilution of ownership. We may encounter increased competition for acquisitions, which may increase the price of our acquisitions.

Integration of acquisitions requires significant management time and financial resources. Any failure to properly integrate and manage businesses we acquire could seriously harm our operating results. In addition, acquired companies may not perform as well as we expect, and we may fail to realize anticipated benefits. In connection with acquisitions, we may issue common stock that would dilute our current stockholders’ ownership and incur debt and other costs which may cause our quarterly operating results to vary significantly.

If we are unable to successfully integrate companies we may acquire, our revenue and operating results could suffer. The integration of such businesses into our operations may result in unforeseen operating difficulties , may absorb significant management attention and may require significant financial resources that would otherwise be available for other business purposes. These difficulties of integration may require us to coordinate geographically dispersed organizations, integrate personnel with disparate business backgrounds and reconcile different corporate cultures. In addition, we may not be successful in achieving anticipated synergies from these acquisition.  We may experience increased attrition, including, but not limited to, key employees of the acquired companies, during and following the integration of acquired companies that could reduce our future revenue.

In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings. Acquired companies may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to their customers or clients, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. The discovery of any material liabilities associated with our acquisitions could cause us to incur additional expenses and cause a reduction in our operating profits.

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

During the quarter ended February 29, 2008, we were named as co-defendants in three separate lawsuits regarding the MMP Portfolio.  See footnote 9 to our financial statements and Part II, Item 1. Legal Proceedings in this Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments.  At February 29, 2008 our short-term investment balance consisted of auction rate securities of which $10.4 million failed at auction in February 2008.  While we now earn the maximum interest rate as defined by the contract, the investments are not currently liquid.  In the event we need to access these funds, we will not be able to sell these investments at par value until a future auction of these investments is successful or a buyer is found outside of the auction process.  Based on our ability to access our cash and cash equivalents, and our expected operating cash flows, we have the ability and the intent to hold these investments until the anticipated recovery period which we believe will be less than twelve months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of February 29, 2008, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our report filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of February 29, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

Patent Litigation

Pursuant to the joint venture that the Company entered into in June 2005 with TPL (in settlement of inventorship/ownership litigation between the parties, and in return for a 50-50 sharing of net licensing and enforcement revenues), the Company granted TPL the complete and exclusive right to enforce and license  the microprocessor patent portfolio. The Company then dismissed its patent infringement claims against Fujitsu Computer Systems, Inc. (“Fujitsu”), Matsushita Electric Corporation of America (“MEI”), NEC Solutions (America) Inc. (“NEC”), Sony Electronics Inc. (“Sony”), and Toshiba America Inc., and certain related entities of these defendants which had been pending in the Federal District Court for the Northern District of California. Thereafter, TPL filed patent infringement actions against the foregoing defendants (except Sony) and their related entities in the Federal District Court for the Eastern District of Texas. Patriot was subsequently joined as a party to the litigation. Litigation was not reinitiated with regard to Fujitsu or NEC and certain of NEC’s subsidiaries as listed below.

In February 2006, a license agreement was entered into with Fujitsu and in connection with that transaction, the litigation involving Fujitsu, TPL and the Company in both California and Texas was dismissed.

On August 25, 2006, ARM Ltd. and ARM, Inc. intervened as defendants, seeking a declaration of non-infringement of the ‘584 patent with respect to ARM processor cores contained within some alleged infringing chips of other defendants.

In February 2007, a license agreement was entered into with NEC Corporation, NEC Corporation of America, Inc., NEC Display Solutions of America, Inc. and NEC Unified Solutions, Inc. In connection with that transaction, the above named defendants, excluding NEC Electronics America, Inc., were dismissed from the lawsuit.

A Claims Construction Hearing was held May 3, 2007 in The United States District Court for the Eastern District of Texas. On June 15, 2007, the court ruled on the claims construction of the patents-in-suit, the ‘336, ‘148 and ‘584 patents. Based on the claims construction ruling, TPL/Patriot proceeded with discovery with respect to the ‘336 and ‘148 patents. However, based on the claims construction ruling as to the ‘584 patent TPL/Patriot entered into a Stipulation of non-infringement by the accused ARM products with respect to the ‘584 patent with ARM, the purpose of which was to expedite an appeal of that claims construction.  A notice of appeal to the Federal Circuit was filed with respect to the ARM Stipulation and the District Court’s claims construction with respect to the ‘584 patent.  The appeal has been briefed and oral argument before the Federal Circuit concerning claims construction of the ‘584 patent is scheduled for May 6, 2008.

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

On February 8, 2008, the Company, TPL and Alliacense Ltd. were named as defendants in three separate lawsuits filed in the United States District Court for the Northern District of California by Asustek Computer, Inc., HTC Corporation, and Acer, Inc., and affiliated entities of each of them. On February 13, 2008, the Asustek claims were amended to include claims against MCM Portfolio, LLC (Alliacense and MCM Portfolio are TPL-related entities), which do not involve the Company.

The Asustek case seeks declaratory relief that our '336, '584 and '749 patents are not infringed by enforceable claims of those patents. The Asustek action also seeks a similar declaration with respect to two patents owned by TPL that are not a part of the MMP Portfolio, and as such the Company is not engaged in this aspect of the litigation and defense.  The Acer complaint seeks invalidity of the '336, '584 and '749 patents. The HTC complaint seeks invalidity of those three and our '148 patent. Our responsive pleadings, including potential counterclaims for patent infringement are currently scheduled to be filed by April 25, 2008.

Item 1A. Risk Factors

Please see Part I, Item 2, above, for our risk factors.  Following are the material updates to the risk factors previously disclosed in our Report on Form 10-K.

We May Not Be Successful In Identifying Acquisition Candidates And If We Undertake Acquisitions, They Could Increase Our Costs Or Liabilities And Impair Our Revenue And Operating Results.

One of our strategies is to pursue growth through acquisitions. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition or finance the acquisition on terms that are satisfactory to us. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention from day-to-day operations. Acquisitions of businesses or other material operations may require debt or equity financing, resulting in leverage or dilution of ownership. We may encounter increased competition for acquisitions, which may increase the price of our acquisitions.

Integration of acquisitions requires significant management time and financial resources. Any failure to properly integrate and manage businesses we acquire could seriously harm our operating results. In addition, acquired companies may not perform as well as we expect, and we may fail to realize anticipated benefits. In connection with acquisitions, we may issue common stock that would dilute our current stockholders’ ownership and incur debt and other costs which may cause our quarterly operating results to vary significantly.

If we are unable to successfully integrate companies we may acquire, our revenue and operating results could suffer. The integration of such businesses into our operations may result in unforeseen operating difficulties , may absorb significant management attention and may require significant financial resources that would otherwise be available for other business purposes. These difficulties of integration may require us to coordinate geographically dispersed organizations, integrate personnel with disparate business backgrounds and reconcile different corporate cultures. In addition, we may not be successful in achieving anticipated synergies from these acquisition.  We may experience increased attrition, including, but not limited to, key employees of the acquired companies, during and following the integration of acquired companies that could reduce our future revenue.

In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings. Acquired companies may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to their customers or clients, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. The discovery of any material liabilities associated with our acquisitions could cause us to incur additional expenses and cause a reduction in our operating profits.

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

31.1*	Certification of Frederick C. Goerner, CEO, pursuant to Rule 13a–14(a)/15d–14(a)

31.2*	Certification of Clifford L. Flowers, CFO, pursuant to Rule 13a–14(a)/15d–14(a)

32.1*	Certification of Frederick C. Goerner, CEO, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification of Clifford L. Flowers, CFO, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: April 9, 2008	PATRIOT SCIENTIFIC CORPORATION

	By:	/S/ FREDERICK C. GOERNER
Frederick C. Goerner
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FREDERICK C. GOERNER	President and Chief Executive Officer	April 9, 2008
Frederick C. Goerner

/S/ CLIFFORD L. FLOWERS	Chief Financial Officer and Principal Accounting Officer	April 9, 2008
Clifford L. Flowers

/S/ CARLTON M. JOHNSON	Director	April 9, 2008
Carlton M. Johnson

/S/ GLORIA H. FELCYN	Director	April 9, 2008
Gloria H. Felcyn

/S/ HELMUT FALK, JR.	Director	April 9, 2008
Helmut Falk, Jr.

/S/ HARRY L. TREDENNICK	Director	April 9, 2008
Harry L. Tredennick