Form 10-K
period 2008-05-31
PATRIOT SCIENTIFIC CORP
filed 2008-08-14
CIK 836564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

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

Large accelerated filer [  ]         Accelerated filer [X]       Non-accelerated filer [  ]       Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ]  NO [X]

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on November 30, 2007 was $238,797,982 based on a closing price of $0.61 as reported on the OTC Electronic Bulletin Board system.

On August 8, 2008, 387,448,755 shares of common stock, par value $.00001 per share (the issuer’s only class of voting stock) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2008 annual meeting of shareholders, which will be held in October 2008 and which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

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

PART I

ITEM 1                 BUSINESS

The Company

Patriot Scientific Corporation (“Patriot Scientific”, “Patriot” or “the Company”) has developed a number of innovative technologies throughout its 20-year history. We are primarily an intellectual-property licensing company with several patents (described below) covering the design of microprocessor chips. Chips with our patented technology are used throughout the world in products ranging from computers and cameras to printers, automotive and industrial devices.

Our current business strategy is to commercialize our patented microprocessor technologies through broad and open licensing and to litigate against those who may be infringing on our patents. With the proceeds generated by these licensing efforts, we are undertaking to make investments in technologies, and acquisitions of companies, operating in the electronics technology market sector. Our business address is 6183 Paseo del Norte, Suite 180, Carlsbad, California 92011; our main telephone number is (760) 547-2700. Our internet website page is located at http://www.ptsc.com. All of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our internet website.

Incorporation History. Patriot Scientific Corporation was organized under Delaware law on March 24, 1992, and is the successor by merger to Patriot Financial Corporation, a Colorado corporation, incorporated on June 10, 1987. In June 2005, we entered into a joint venture agreement with Technology Properties Limited, Inc. (“TPL”) to form Phoenix Digital Solutions, LLC (“PDS”). During February 2007, we acquired the preferred stock of Scripps Secured Data, Inc. (“SSDI”), a Carlsbad company that develops and manufactures network-security hardware to government, military, and other high-security facilities.  During May 2008, we acquired a 15% share in Talis Data Systems, LLC (“Talis”), a Delaware LLC that produces multi-domain computer networking hardware.  In August 2008, we increased our investment in Talis to 37.4%.

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

Patent Description. Over the years we’ve developed a number of innovative technologies that have been embodied in our own products and, through licensing, into other companies’ products. Many of these patented technologies are available under the MMP portfolio. The MMP portfolio includes several U.S. patents as well as their European and Japanese counterparts. Some highlights of the patent portfolio are:

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

Our Partners and Affiliates

Phoenix Digital Solutions. On June 7, 2005, we entered into a Master Agreement (the “Master Agreement”) with TPL, and Charles H. Moore, an individual (“Moore” and together with us and TPL, the “Parties”). We, TPL and Moore were parties to certain lawsuits filed by us alleging infringement (the “Infringement Litigation”) of our Microprocessor Patents and a lawsuit also filed by us alleging claims for declaratory judgment for determination and correction of inventorship of the Microprocessor Patents (the “Inventorship Litigation”). The transactions described in the Master Agreement and related agreements (the “Transactions”) included the settlement or dismissal of the Inventorship Litigation.

Pursuant to the Master Agreement we agreed with TPL and Moore as follows:

●	We entered into a patent license agreement (the “Intel License”) with Intel Corporation (“Intel”) pursuant to which we licensed certain rights in the Microprocessor Patents to Intel.

●
We entered into an Escrow Agreement along with TPL pursuant to which the proceeds arising from the Intel License were allocated for the benefit of us and TPL. Pursuant to the Escrow Agreement, the proceeds were allocable equally to PTSC and TPL.  Accordingly, when the initial capitalization obligations of PTSC and those of TPL with regard to PDS (defined below) were satisfied, and when our payment obligations and those of TPL with regard to the Rights Holders (defined below) were made, we received $6,672,349, and the remaining proceeds were allocated to or for the benefit of TPL.

●	We caused certain of our respective interests in the Microprocessor Patents to be licensed to PDS a limited liability company owned 50% by us and 50% by TPL.

●	PDS engaged TPL to commercialize the Microprocessor Patents pursuant to a Commercialization Agreement among PDS, TPL and us (the “Commercialization Agreement”).

●	We paid $1,327,651 and TPL paid $1,000,000 to certain holders of rights in the Microprocessor Patents (“Rights Holders”) in exchange for the release of such Rights Holders to the Transactions.

●	We agreed with TPL and Moore to settle or cause to be dismissed all litigation pursuant to a stipulated final judgment, including the Inventorship Litigation.

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

Pursuant to the Commercialization Agreement, PDS granted to TPL the exclusive right to grant licenses and sub-licenses of the Microprocessor Patents and to pursue claims against violators of the Microprocessor Patents, in each case, on behalf of PDS, us, TPL and Moore, and TPL agreed to use reasonable best efforts to commercialize the Microprocessor Patents in accordance with a mutually agreed business plan. Pursuant to the Commercialization Agreement, PDS agreed to reimburse TPL’s expenses incurred in connection with the commercialization of the Microprocessor Patents. All proceeds generated by TPL in connection with the commercialization of the Microprocessor Patents will be paid directly to PDS.  From inception of the Commercialization Agreement to May 31, 2008 license revenues to PDS totaled $230,161,956.

Pursuant to the Master Agreement, we and TPL have entered into the Limited Liability Company Operating Agreement of PDS (“LLC Agreement”). We and TPL each own 50% of the membership interests of PDS, and each have the right to appoint one member of the three (3) member management committee. The two (2) appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, we and TPL must each contribute to the working capital of PDS (in addition to the Microprocessor Patent licenses described above), and are obligated to make future contributions in equal amounts in order to maintain a working capital fund. The LLC Agreement provides that PDS shall indemnify its members, managers, officers and employees to the fullest extent permitted by applicable law, for any liabilities incurred as a result of their involvement with PDS, if the person seeking indemnification acted in good faith and in a manner reasonably believed to be in the best interest of PDS.

Scripps Secured Data, Inc. On March 27, 2007 we entered into a revolving line of credit with SSDI, a company that manufactures products that protect information and data transmitted over secured networks. Previously, we maintained an unconsolidated equity investment in SSDI. We determined that the line of credit transaction caused us to become the primary beneficiary under the Financial Accounting Standards Board’s (“FASB”) guidance in Interpretation No. 46 as amended (“FIN46(R)”), Consolidation of Variable Interest Entities. Under FIN46(R) we are required to consolidate variable interest entities for which we are deemed to be the primary beneficiary.

SSDI is an operating segment of our business. Refer to footnote 16 of our consolidated financial statements for disclosures about this operating segment.

Talis Data Systems, LLC.  On May 16, 2008 we acquired a 15.09% share in Talis, a company that produces multi-domain computer and network security products for sale to government, military, and enterprise customers. Talis develops and markets PCs incorporating its Datagent security device, a patented, hardware based data security solution that avoids the vulnerability of software–based approaches.

On August 1, 2008, we increased our investment in Talis to 37.4% as a result of purchasing additional shares offered by Talis, as well as acquiring shares from minority shareholders which included the acquisition of all Talis shares previously held by SSDI. The acquisition of Talis shares previously owned by SSDI was made for $100,000 in cash and a reduction on their outstanding line of credit of $219,000.

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

Marketing and Distribution

We do not currently actively market the microprocessor chips in our Ignite product line, although we continue to sell a limited number of chips from our remaining inventory. All of our sales for fiscal years ended May 31, 2008, 2007 and 2006 were to domestic customers.

All of our operating assets are located within the United States. While sales to certain geographic areas generally vary from year to year, we do not expect that changes in the geographic composition of sales will materially affect our operations.

Business Development

We are in the process of evaluating investments in technologies, and acquisitions of companies, operating in the technology market sector. In March 2008 we hired a Vice-President of Business Development to work as part of the senior management team to identify investment and acquisition candidates.  In this area we are utilizing a multi-faceted approach, with a focus on i) selective expansion of our IP portfolio, ii) pursuit of strategic minority investments in certain early-stage revenue or technology ventures that represent a technology or capability of interest to us, and iii) full M&A transactions.

Dependence Upon Single Customers

Ten percent (10%) or more of our consolidated product sales were derived from shipments to the following customers for the fiscal years ended May 31 as follows:

	2008	2007	2006
Space and Naval Warfare Systems	-----	-----	$262,500
Anixter	$1,354,494	$461,494	-----
Graybar Electric Company, Inc.	$889,724	-----	-----
Victory Global Solutions	$370,301	-----	-----

We had no backlog orders as of May 31, 2008, 2007 or 2006.

Most of our net income for the years ended May 31, 2008, 2007 and 2006, was attributable to our equity in the earnings of our unconsolidated affiliate, PDS.

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

Research and Development

We did not incur research and development expenditures for our fiscal years ended May 31, 2008 and 2007. We incurred research and development expenditures of $225,565 for our fiscal year ended May 31, 2006. The majority of these expenditures have been devoted to our microprocessor technology. As our primary business strategy has been to enforce our intellectual property patents through licensing, we are not currently making expenditures relating to research and development, although future research and development costs may be incurred as a result of our merger and acquisition activities.

Employees

We currently have eighteen employees, five of which are Patriot Scientific Corporation employees. All Patriot employees are full time and are employed in general and administrative activities. We also engage additional consultants and part-time persons, as needed.

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

We Have Reported Substantial Income In 2008, 2007 and 2006 Which May Not Be Indicative Of Our Future Income

During fiscal 2008, 2007 and 2006, we entered into license agreements, directly and through our joint venture with TPL. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, petitions with the U. S. Patent and Trademark Office to re-examine certain of our patents, and the possible effect of new judicial interpretation of patent laws, we cannot predict the amount of future revenues from such agreements, or whether there will be future revenues from license agreements at all.

We Are Dependent Upon A Joint Venture In Which We Are A Passive Partner For Substantially All Of Our Income

In June of 2005, we entered into a joint venture with TPL, pursuant to which TPL is responsible for the licensing and enforcement of our microprocessor patent portfolio. This joint venture has been the source of virtually all of our income since June of 2005. Therefore, in light of the absence of significant revenue from other sources, we should be regarded as entirely dependent on the success or failure of the licensing and prosecution efforts of TPL on behalf of the joint venture. Sales of our microprocessor products and data security products have resulted in limited revenues. Our microprocessor product lines are no longer being actively marketed, and only generate limited and sporadic sales.

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

Integration of acquisitions requires significant management time and financial resources. Any failure to properly integrate and manage businesses we acquire could seriously harm our operating results. In addition, acquired companies may not perform as well as we expect, and we may fail to realize anticipated benefits. In connection with acquisitions, we may issue common stock that would dilute our current stockholders’ ownership and incur debt and other costs which may cause our quarterly operating results to vary significantly. The dilution of our current stockholders’ ownership may be exacerbated if our per share stock price is depressed and common stock is issued in connection with acquisitions.

If we are unable to successfully integrate companies we may acquire, our revenue and operating results could suffer. The integration of such businesses into our operations may result in unforeseen operating difficulties, may absorb significant management attention and may require significant financial resources that would otherwise be available for other business purposes. These difficulties of integration may require us to coordinate geographically dispersed organizations, integrate personnel with disparate business backgrounds and reconcile different corporate cultures. In addition, we may not be successful in achieving anticipated synergies from these acquisitions.  We may experience increased attrition, including, but not limited to, key employees of the acquired companies, during and following the integration of acquired companies that could reduce our future revenue.

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

We hold a minority interest in SSDI to which we provide financing. Under the applicable provisions of accounting principles generally accepted in the United States of America, including FIN 46(R), we currently consolidate the financial statements and results of operations of this company into our consolidated financial statements and results of operations, and record the equity interest that we do not own as a minority interest. For our other investments (PDS and Talis) accounted for under the equity method, we record as part of other income or expense our share of the increase or decrease in the equity of these companies in which we have invested. It is possible that, in the future, our relationships and/or our interests in or with this consolidated entity and equity method investees could change. Such potential future changes could result in deconsolidation or consolidation of such entities, as the case may be, which could result in changes in our reported results.

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

Vigorous protection and pursuit of intellectual property rights or positions characterize the fiercely competitive semiconductor industry, which has resulted in significant and often protracted and expensive litigation. Therefore, our competitors and others may assert that our technologies or products infringe on their patents or proprietary rights. Persons we believe are infringing our patents are likely to vigorously defend their actions and assert that our patents are invalid. Problems with patents or other rights could result in significant costs, limit future license revenue, and impair or hinder our acquisition strategy. If infringement claims against us are deemed valid or if our infringement claims are successfully opposed, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions or to defend against infringement claims.  Parties have petitioned the U. S. Patent and Trademark Office to re-examine certain of our patents. An adverse decision in litigation or in the re-examination process would have a very significant and adverse effect on our business.

On December 18, 2007 we announced that a resolution was reached in two patent infringement lawsuits in the U.S. District Courts in the Eastern District of Texas and the Northern District of California.  There are no assurances that the resolution will favorably impact, or that it will not impair, our ability to assert our technology rights in the future.

During the quarter ended February 29, 2008, we were named as co-defendants in three separate lawsuits regarding the MMP Portfolio.  See footnote 15 to our consolidated financial statements and Part I, Item 3. Legal Proceedings in this Report on Form 10-K.

If A Large Number Of Our Shares Are Sold All At Once Or In Blocks, The Market Price Of Our Shares Would Most Likely Decline

Shareholders who acquired common stock through the exercise of warrants are not restricted in the price at which they can sell their shares. Shares sold at a price below the current market price at which the common stock is trading may cause the market price to decline.

A Significant Portion Of Our Investments Are Currently Illiquid Which May Impact Our Acquisition Strategy And/Or Operating Results

Our long-term investment in marketable securities balance consists of auction rate securities with a par value of $12.9 million, which at present are highly illiquid. In the event we need immediate access to these funds, we will not be able to sell these investments at par value. These instruments are expected to remain illiquid until a future auction of these investments is successful, buyers are found outside of the auction process, or they are redeemed by the issuing agencies. We have partially offset the consequences of this illiquidity by securing a line of credit collateralized by the auction rates securities. In the event these securities are deemed to be permanently impaired, we will be required to take a charge to operations in recognition of this impairment.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.            PROPERTIES

We have one 3,289 square foot office located at 6183 Paseo Del Norte, Suite 180, Carlsbad, California. The facility is leased under a non-cancelable lease through February 2009. The current floor space provides adequate and suitable facilities for all of our corporate functions.

SSDI has one 3,364 square foot office located at 2386 Faraday Avenue, Suite 200, Carlsbad, California. The facility is subleased from an unrelated party with a month-to-month option until no later than December 2008.

SSDI maintains one 16,500 square foot warehouse facility in Anaheim, California. The warehouse is leased under a cancelable lease until November 2009.

SSDI subleases office space in San Diego, CA under a lease agreement expiring in August 2008.

ITEM 3.            LEGAL PROCEEDINGS

Patent Litigation

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

The Asustek case seeks declaratory relief that its products do not infringe enforceable claims of our '336, '584 and '749 patents.  The Asustek case also seeks a similar declaration with respect to two patents owned by TPL that are not a part of the MMP Portfolio, and as such the Company is not engaged in this aspect of the litigation and defense.  The Acer case seeks declaratory relief that its products do not infringe enforceable claims of our '336, '584 and '749 patents.  The HTC case similarly seeks declaratory relief that its products do not infringe enforceable claims of those three patents and our '148 patent.

On April 25, 2008, the Company and TPL filed five patent infringement lawsuits in the Eastern District of Texas against HTC, Acer and Asustek.  These suits allege infringement by HTC and Acer with respect to our '336 '749 '584 and '148 patents; and by Asustek with respect to our '336, '749 and '584 patents.  On June 4, 2008, the Company and TPL filed patent infringement lawsuits against those parties in the Eastern District of Texas with respect to our '890 patent of the MMP Portfolio.  Motions to dismiss or transfer the Northern District of California actions to the Eastern District of Texas are currently pending with hearings set for August 29, 2008 in the Acer case and September 19, 2008 for the HTC and Asustek cases.  At that point we expect to learn where the T-3 (“Acer, Asustek and HTC”) litigation will proceed.  Responsive pleadings in those cases are due at varying times in mid-August and early September 2008.  Similar to the actions in the Northern District of California, the Asustek action in the Eastern District of Texas is inclusive of matters with respect to two patents owned by TPL that are not a part of the MMP Portfolio, and as such we are not engaged in this aspect of the litigation and defense.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market and is quoted on the NASD OTC Bulletin Board system maintained by the National Association of Securities Dealers, Inc. under the symbol PTSC.  Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for our shares has been sporadic and at times very limited.

The following table sets forth the high and low closing bid quotations for our common stock for the fiscal years ended May 31, 2008 and 2007.

	BID QUOTATIONS
	HIGH	LOW
Fiscal Year Ended May 31, 2008
First Quarter	$0.59	$0.45
Second Quarter	$0.62	$0.38
Third Quarter	$0.80	$0.36
Fourth Quarter	$0.59	$0.27

Fiscal Year Ended May 31, 2007
First Quarter	$1.37	$0.79
Second Quarter	$1.18	$0.61
Third Quarter	$0.77	$0.46
Fourth Quarter	$0.70	$0.45

On August 8, 2008 the closing price of our stock was $0.28 and we had approximately 601 shareholders of record. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy

During the fiscal year ended May 31, 2006, we paid a $0.02 per common share dividend on March 22, 2006 and paid a $0.04 per common share dividend on April 24, 2006. During the fiscal year ended May 31, 2007 we paid a $0.02 per common share dividend on April 9, 2007.  We paid no dividends during the fiscal year ended May 31, 2008. On February 22, 2007, our Board of Directors adopted a semi-annual dividend payment policy, subject to determination by our Board of Directors in light of our financial condition, other possible applications of our available resources, and relevant business considerations.

Equity Compensation Plan Information

Our stockholders previously approved each of the Company’s 1992, 1996, 2001, 2003 and 2006 Stock Option Plans. The following table sets forth certain information concerning aggregate stock options authorized for issuance under our 1996, 2001, 2003 and 2006 Stock Option Plans as of May 31, 2008. For a narrative description of the material features of the plans, refer to footnote 13 of our consolidated financial statements.

On March 11, 2008, we amended our 2006 Stock Option Plan to increase the total number of shares of our common stock issuable under the plan from 5,000,000 to 7,000,000.  Shareholders will be asked to ratify the amendment to the plan at our next annual meeting.

Shares of common stock issuable on the exercise of warrants have not been approved by our stockholders. This item has been segregated in the table below under the item “Equity compensation plan not approved by security holders”.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	8,195,000	$0.44	3,352,404
Equity compensation plan not approved by security holders	300,000	$0.57	—
Total	8,495,000		3,352,404

Recent Sale of Unregistered Securities

Unless otherwise noted, the issuance noted below is considered exempt from registration by reason on Section 4(2) of the Securities Act of 1933, as amended.

The exercise listed below was performed on a cashless basis. By exercising on a cashless basis, the warrant holder authorizes us to withhold from issuance shares of common stock that would otherwise be issuable upon exercise of the warrant which when multiplied by the market price of the common stock as of the date of exercise is equal to the aggregate exercise price. The market price, as defined in the warrant, is the average closing price of our common stock during the 5 trading days prior to the date of exercise, less the exercise price of the warrant, this product is then divided by the 5 day average closing price and the result is multiplied by the number of shares in the warrant to arrive at the net number of shares to issue.

On May 1, 2008 warrants to purchase 200,000 shares of our common stock at an exercise price of $0.06 were exercised by an investor on a cashless basis. The number of shares of common stock that would otherwise have been issuable upon the exercise of such warrants was reduced by 34,286, an aggregate value of $28,408, based on the average closing price of our common stock during the 5 trading days prior to date of exercise of $0.35. Accordingly, we issued 165,714 shares of our common stock upon the exercise.

Issuer Purchases of Equity Securities

On April 28, 2006 our Board of Directors authorized a stock repurchase program. We commenced the program in July 2006 and plan to repurchase outstanding shares of our common stock on the open market from time to time. We repurchased common stock during the fourth quarter of fiscal year 2008 using available cash resources as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
March 1 - 31, 2008	-	$-	-
April 1 - 30, 2008	1,829,200	$0.37	1,829,200
May 1 - 31, 2008	568,700	$0.32	568,700
Total	2,397,900	$0.35	2,397,900

The repurchase plan has no maximum number of shares and is solely at the discretion of the Board of Directors. The repurchase plan has no set expiration date.

ITEM 6.          SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below for the fiscal years ended May 31, 2008, 2007 and 2006, is derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with the section herein entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below for the fiscal years ended May 31, 2005 and 2004, are derived from our audited consolidated financial statements that are contained in reports previously filed with the Securities and Exchange Commission, not included herein. There are no accounting changes, business combinations or dispositions of business operations, other than the consolidation of SSDI for the fiscal years ended May 31, 2008 and 2007 and the inclusion of Talis in the equity in earnings of affiliated companies for the fiscal year ended May 31, 2008, that materially affect the comparability of the information provided in the charts below.

Summary Consolidated Financial Information

	Fiscal Years Ended May 31,
Statement of operations data:	2008	2007	2006	2005	2004

Net sales	$3,708,218	$638,784	$10,309,709	$2,982,586	$76,417
Operating income (loss)	$(5,603,493)	$(14,763,839)	$3,911,640	$87,421	$(1,737,370)
Equity in earnings of affiliated companies	$19,917,769	$48,965,084	$27,848,363	$—	$—
Net income (loss)	$9,388,321	$23,691,187	$28,672,688	$(10,518,704)	$(5,760,883)
Basic income (loss) per common share	$0.02	$0.06	$0.09	$(0.05)	$(0.04)
Diluted income (loss) per common share	$0.02	$0.06	$0.07	$(0.05)	$(0.04)
Weighted average number of common shares outstanding - basic	390,956,153	378,036,989	316,100,499	222,495,047	139,767,276
Weighted average number of common shares outstanding - diluted	397,485,699	413,599,373	412,963,173	222,495,047	139,767,276
Cash dividends declared and paid per share	$—	$0.02	$0.06	$—	$—

	May 31,
Balance sheet data:	2008	2007	2006	2005	2004

Cash and cash equivalents	$6,424,015	$21,605,428	$3,984,240	$591,426	$355,940
Total assets	$25,431,902	$34,414,629	$12,071,667	$3,724,034	$926,228
Long-term obligations	$1,085,181	$12,222,944	$-	$9,320,654	$6,102,669
Total liabilities	$2,014,719	$14,243,738	$1,244,116	$10,964,418	$6,650,711
Stockholders’ equity (deficit)	$23,301,777	$20,170,891	$10,827,551	$(7,240,384)	$(5,724,483)

	Fiscal Quarters Ended
Quarterly statement of operations data for	August 31,	November 30,	February 29,	May 31,
fiscal 2008 (Unaudited):	2007	2007	2008	2008
Net sales	$521,369	$945,830	$801,284	$1,439,735
Gross profit	$369,834	$589,492	$456,200	$782,242
Net income (loss)	$(1,962,386)	$2,416,536	$6,292,185	$2,641,986
Basic income (loss) per common share	$ (0.01)	$0.01	$0.02	$0.01
Diluted income (loss) per common share	$(0.01)	$0.01	$0.02	$0.01
Weighted average number of common shares outstanding - basic	390,455,132	391,245,755	391,472,101	390,660,391
Weighted average number of common shares outstanding - diluted	390,455,132	392,627,522	395,666,621	391,717,950

Cash dividends declared and paid per share	$-	$-	$-	$-

	Fiscal Quarters Ended
Quarterly statement of operations data for	August 31,	November 30,	February 28,	May 31,
fiscal 2007 (Unaudited):	2006	2006	2007	2007
Net sales	$26,375	$18,500	$22,175	$571,734
Gross profit	$26,375	$18,500	$22,175	$252,360
Net income (loss)	$5,990,273	$(1,881,998)	$9,617,559	$9,965,353
Basic income per common share	$0.02	$—	$0.03	$0.03
Diluted income per common share	$0.01	$—	$0.02	$0.02
Weighted average number of common shares outstanding - basic	368,837,051	378,817,682	381,031,577	387,903,643
Weighted average number of common shares outstanding - diluted	420,646,769	378,817,682	410,747,949	407,392,062
Cash dividends declared and paid per share	$—	$—	$0.02	$—

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

Overview

In June 2005, we entered into a series of agreements with TPL and others to facilitate the pursuit of infringers of our intellectual property. We intend to continue our joint venture with TPL to pursue license agreements with infringers of our technology. We believe that utilizing the option of working through TPL, as compared to creating and using a Company licensing team for those activities, avoids a competitive devaluation of our principal assets and is a prudent way to achieve the desired results as we seek to obtain fair value from users of our intellectual property.

With the proceeds generated by these licensing efforts, we are undertaking to make investments in technologies, and acquisitions of companies operating in the electronics technology market sector by way of i) selective expansion of our IP portfolio, ii) pursuit of strategic minority investments in certain early-stage revenue or technology ventures that represent a technology or capability of interest to us, and iii) full M&A transactions.

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

Accounting for revenue recognition is complex and affected by interpretations of guidance provided by several sources, including the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”). This guidance is subject to change. We follow the guidance established by the SEC in Staff Accounting Bulletin No. 104, as well as generally accepted criteria for revenue recognition, which require that, before revenue is recorded, there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured, and delivery to our customer has occurred. Applying these criteria to certain of our revenue arrangements requires us to carefully analyze the terms and conditions of our license agreements. Revenue from our technology license agreements is recognized at the time we enter into a contract, determine the license model (paid-in-advance or on-going royalty), and provide our customer with the licensed technology, if applicable. These criteria are generally met during the fiscal quarter of license announcement for paid-in-advance licenses, or the subsequent quarter immediately following. We believe that this is the point at which we have performed all of our obligations under the agreement; however, this remains a highly interpretive area of accounting and future license agreements may result in a different method of revenue recognition. To date all of our technology licenses have been paid-in-advance, however, on-going royalty license terms may be opted for by future licensees of our technology. Fees for maintenance or support of our licenses are recorded on a straight-line basis over the underlying period of performance.

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

In November 2005, FASB issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FAS123R-3”).  We have elected to adopt the alternative transition method provided in FAS 123R-3.  The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our consolidated statement of operations for the fiscal year ended May 31, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of May 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to May 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized in our consolidated statement of operations for the fiscal year ended May 31, 2008 included compensation expense for share-based payment awards granted subsequent to May 31, 2007 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the fiscal year ended May 31, 2008 and 2007, of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures.

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

Additionally, we adopted Financial Accounting Standards Board, (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, or FIN 48, on June 1, 2007, the first day of fiscal 2008.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Under FIN 48 we may only recognize tax positions that meet a “more likely than not” threshold.

5.	Investments in Affiliated Companies

We have a 50% interest in PDS. We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statement of operations in the caption “Equity in earnings of affiliated companies”.

We have a 15.09% interest in Talis.  We account for our investment using the equity method of accounting pursuant to paragraph 8 of AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures (which has applicability to non-Real Estate accounting matters as well) as our membership share of this limited liability company is more than minor.  Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statement of operations in the caption “Equity in earnings of affiliated companies”.

On August 1, 2008, we increased our investment in Talis to 37.4% as a result of purchasing additional shares offered by Talis, as well as acquiring shares from minority shareholders which included the acquisition of all Talis shares previously held by SSDI. The acquisition of Talis shares previously owned by SSDI was made for $100,000 in cash and a reduction on their outstanding line of credit of $219,000.

We review our investments in these affiliated companies to determine whether events or changes in circumstances indicate that the carrying amounts may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near term prospects of the investees. If the decline in value is deemed to be other than temporary, we would recognize an impairment loss.

6.	Variable Interest Entity

We own 100% of the preferred stock of SSDI. On March 27, 2007 we entered into an 18 month revolving line of credit with SSDI for a maximum amount of $500,000. The line of credit caused us to have a variable interest in SSDI, a variable interest entity, and we have determined that we are the primary beneficiary as we absorb more than half of the variable interest entity’s expected losses. FIN46(R), Consolidation of Variable Interest Entities, requires us to consolidate SSDI as long as we are deemed to be the primary beneficiary.

We reevaluate our primary beneficiary position at each of our balance sheet dates using the guidance in FIN46(R). If we are no longer deemed to be the primary beneficiary of the variable interest entity, we will discontinue consolidation.

RESULTS OF OPERATIONS

Comparison of fiscal 2008 and 2007

Our revenues increased from approximately $639,000 for the fiscal year ended May 31, 2007 to approximately $3,708,000 for the fiscal year ended May 31, 2008. Our revenue amounts do not include approximately $48,965,000 in income resulting from our investment in PDS for the fiscal year ended May 31, 2007 and approximately $19,918,000 in income resulting from our investments in PDS and Talis for the fiscal year ended May 31, 2008.  During the 2008 fiscal year we recorded sales amounting to approximately $3,650,000 by our consolidated variable interest entity, SSDI, with cost of sales amounting to approximately $1,510,000 as compared to the fourth quarter of the 2007 fiscal year during which we recorded SSDI sales amounting to approximately $559,000 with cost of sales amounting to approximately $308,000. During the 2008 and the 2007 fiscal years we recognized maintenance fee revenues totaling approximately $25,000 per year in connection with an agreement with AMD Corporation during the 2005 fiscal year. The agreement called for maintenance fees totaling $100,000 connected with a license agreement for our Ignite technology; the license fee revenue is being recognized as revenue evenly over the four year period of the license. In addition during the 2008 fiscal year, we recorded sales of approximately $33,000 from the sale of microprocessor chips that we no longer market as compared to approximately $55,000 during the 2007 fiscal year. Inventory associated with the sales of these microprocessor chips is carried at zero value.

Selling, general and administrative expenses decreased from approximately $7,559,000 for the fiscal year ended May 31, 2007 to approximately $6,965,000 for the fiscal year ended May 31, 2008. Legal and accounting related expenses decreased by approximately $668,000 for the fiscal year ended May 31, 2008 compared with the fiscal year ended May 31, 2007 due to settlement of legal matters during fiscal year 2008 and reduced accounting expenses in fiscal year 2008.  Fiscal year 2007 included fees related to legal and accounting matters in connection with the restatement of our financial statements for the fiscal years 2005, 2004, 2003 and 2002 as well as the quarterly reports for the periods ended August 31, 2005 and February 28, 2006 and our required compliance with Sarbanes-Oxley regulations. Salary costs and related expenses included non-cash expenses associated with the fair value of options granted during the fiscal years ended May 31, 2008 and 2007 in accordance with SFAS No. 123(R). Total non-cash compensation for the fiscal year ended 2008 was approximately $502,770 for PTSC as compared to approximately $2,359,036 for PTSC during the fiscal year ended 2007.  The decrease is primarily due to the June 5, 2006 grant of 1,500,000 options to our former chief executive officer resulting in non-cash compensation expense amounting to approximately $1,527,000 during the fiscal year ended 2007. Other salary expenses for PTSC increased by approximately $292,000 for the fiscal year ended May 31, 2008 as compared with the fiscal year ended May 31, 2007.  The increase is primarily due to the hire of an additional executive position and severance payments to our past chief executive officers.  Salaries and related expenses for SSDI during the fiscal year ended 2008 were approximately $1,198,000 as compared to approximately $242,538 for the fourth quarter of the 2007 fiscal year. Public and investor relations expenses decreased by approximately $128,000 for the fiscal year ended May 31, 2008 as compared with the 2007 fiscal year primarily due to one-time contracts with investor relations firms in fiscal year 2007.

Settlement and license expenses amounting to approximately $7,525,000 were recorded during the fiscal year ended May 31, 2007, relating to the mediation agreement with Russell H. Fish III (“Fish”).  During fiscal year 2008 we recorded approximately $836,000 relating to royalty payments due to the Fish parties.  In January 2008, we made the final payment under the Fish settlement agreement.

Our other income and expenses for the fiscal years ended May 31, 2008 and 2007 include equity in the earnings of PDS.  For the fiscal year ended May 31, 2008 our other income and expense also includes our share of loss in Talis. Our investments are accounted for in accordance with the equity method of accounting. Our investment in PDS for the fiscal year ended May 31, 2008 provided income after expenses in the amount of approximately $19,926,000 as compared to income after expenses in the amount of approximately $48,965,000 for the fiscal year ended May 31, 2007.  For the fiscal year ended May 31, 2008 our investment in Talis generated a loss of approximately $8,000. Total other income and expense for the fiscal year ended May 31, 2008 amounted to net other income of approximately $21,533,000 compared with total other income and expense for the fiscal year ended May 31, 2007 of net other income amounting to approximately $49,210,000.  Interest income and other income increased from approximately $715,000 for the fiscal year ended May 31, 2007 to approximately $1,470,000 for the fiscal year ended May 31, 2008.  The increase is primarily due to the interest earned and accrued on our auction rate securities of approximately $363,000 and an increase in other income of approximately $382,000 relating to retainer refunds from legal firms, settlement of a legal matter and reimbursement items billed to PDS for prior fiscal year legal expenses we incurred. During the fiscal year ended May 31, 2007 we recorded an impairment charge on the value of our note receivable from Holocom Networks, Inc. of approximately $340,000. Also, we recorded an impairment charge of approximately $127,000 on the carrying value of SSDI, the successor company to Holocom Networks, Inc., prior to the March 27, 2007 consolidation of SSDI.  There was no such impairment charges during the fiscal year ended May 31, 2008.

Our provision for income taxes was approximately $6,426,000 for the year ended May 31, 2008 as compared to approximately $10,755,000 for the year ended May 31, 2007.  As of May 31, 2008 we have utilized all of our remaining available federal net operating loss carry-forwards of approximately $4,870,000.   At May 31, 2007, we had utilized all of our state net operating loss carry-forwards of approximately $17,822,000.

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

Selling, general and administrative expenses increased from approximately $4,151,000 for the fiscal year ended May 31, 2006 to approximately $7,559,000 for the fiscal year ended May 31, 2007. Legal and accounting related expenses increased by approximately $847,000 for the fiscal year ended May 31, 2007 compared with the fiscal year ended May 31, 2006 related to legal and accounting matters in connection with the restatement of our financial statements for the fiscal years 2005, 2004, 2003 and 2002 as well as the quarterly reports for the periods ended August 31, 2005 and February 28, 2006 and our required compliance with Sarbanes-Oxley regulations. Legal expenses related to a dispute with a former officer as well as other legal proceedings involving a co-inventor of a portion of our technology and other legal expenses connected with SSDI contributed to the increase in legal expenses for the 2007 fiscal year. Salary costs and related expenses included non-cash expenses associated with the fair value of options granted during the fiscal year ended May 31, 2007 in accordance with SFAS No. 123(R). On June 5, 2006, 1,500,000 options were granted to our former chief executive officer resulting in non-cash compensation expense amounting to approximately $1,527,000. On October 23, 2006, 230,000 options were granted to employees resulting in non-cash compensation expense of approximately $184,000. On February 9, 2007, 1,070,000 options were granted to employees and directors resulting in non-cash compensation expense of $584,000. Additional non-cash compensation for the fiscal year ended May 31, 2007 amounted to $61,000 for vesting of employee stock options in accordance with SFAS No. 123(R). No such compensation expense was incurred for the 2006 fiscal year. Other salary expenses increased by approximately $398,000 for the fiscal year ended May 31, 2007 as compared with the fiscal year ended May 31, 2006 including approximately $223,000 in salaries and related expenses for SSDI during the fourth quarter of the 2007 fiscal year. Salary expenses for PTSC including expenses connected with bonuses and 401(k) employer matching of salaries increased by approximately $175,000 in the 2007 fiscal year as compared with the 2006 fiscal year. Marketing related expenses decreased by approximately $139,000 for the fiscal year ended May 31, 2007 as compared with the fiscal year ended May 31, 2006 as product marketing activities were largely discontinued. Public and investor relations expenses increased by approximately $165,000 for the fiscal year ended May 31, 2007 as compared with the 2006 fiscal year as a result of a change in our public relations firm and one-time contracts with investor relations consultants. Insurance expense increased by approximately $158,000 for the fiscal year ended May 31, 2007 as compared with the 2006 fiscal year primarily as a result of increased costs of directors and officers insurance coverage. Travel and related expenses for the 2007 fiscal year increased by approximately $44,000 as expenses for SSDI were combined with travel expenses for PTSC which increased due to travel to attend various lawsuit mediations.

Settlement and license expenses amounting to approximately $1,918,000 were recorded during the year ended May 31, 2006 in connection with the agreements involving the formation of a joint venture and, separately, a license agreement with Intel Corporation. The expenses consisted of both cash and non-cash elements related to incremental, direct costs of completing the transactions. In connection with the transactions, it was necessary for us to obtain the consent of certain debenture and warrant holders. The necessary consents, together with certain warrants held by the debenture holders and the release of their security interests in our intellectual property, were obtained in exchange for cash, new warrants and repriced warrants. The expenses resulted primarily from cash payments to debt holders of approximately $1,300,000, to co-owners of various intellectual property assets of approximately $960,000 and to a committee of our board of directors of approximately $170,000. Non-cash expenses totaled approximately $82,000 and resulted primarily from the incremental value of the effect of repricing various warrants and granting other warrants in excess of the expense previously recognized for warrants granted to these security holders. Offsetting the non-cash expenses were non-cash benefits from the reconveyance of warrants, amounting to approximately $622,000. During the fiscal year ended May 31, 2007, we recorded $7,525,000 of settlement and license expense relating to the mediation agreement with Russell H. Fish III (“Fish”).

Our other income and expenses for the fiscal year ended May 31, 2007 included equity in the earnings of PDS. The investment is accounted for in accordance with the equity method of accounting for investments. Our investment in the joint venture for the fiscal year ended May 31, 2007 provided income after expenses in the amount of approximately $48,965,000. Our investment in the joint venture provided net income after expenses in the amount of approximately $27,848,000 for the fiscal year ended May 31, 2006. Total other income and expense for the fiscal year ended May 31, 2007 amounted to net other income of approximately $49,210,000 compared with total other income and expense for the fiscal year ended May 31, 2006 of net other income amounting to approximately $24,761,000. Changes in the fair value of warrant and derivative liabilities amounted to net other expense for the fiscal year ended May 31, 2006 of approximately $2,457,000 with no corresponding amount for the fiscal year ended May 31, 2007 as all convertible debt had been retired in prior fiscal periods. Non-cash adjustments to interest expense for the 2006 fiscal year amounted to expenses of approximately $471,000 resulting from amortization of debt discount and conversion of the remaining debentures. During the 2006 fiscal year we recorded a loss on debt extinguishment of $445,000 related to the 7,000,000 warrants issued to a debenture holder as consideration for entering into the reset agreements. Interest income and other income increased from approximately $330,000 for the fiscal year ended May 31, 2006 to approximately $715,000 for the fiscal year ended May 31, 2007 as interest bearing account balances increased from cash received as distributions from our investment in PDS. During the fiscal year ended May 31, 2007 we recorded an impairment charge on the value of our note receivable from Holocom Networks, Inc. of approximately $340,000. Also, we recorded an impairment charge of approximately $127,000 on the carrying value of SSDI, the successor company to Holocom Networks, Inc., prior to the March 27, 2007 consolidation of the VIE (see Note 8 to our consolidated financial statements for more information).

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash, marketable securities and short-term investment balances decreased from approximately $25,955,000 as of May 31, 2007 to approximately $6,722,000 as of May 31, 2008. We also have restricted cash balances amounting to approximately $51,000 as of May 31, 2008 and approximately $102,000 as of May 31, 2007. Total current assets decreased from approximately $31,399,000 as of May 31, 2007 to approximately $9,851,000 as of May 31, 2008. Total current liabilities amounted to approximately $930,000 and approximately $2,021,000 as of May 31, 2008 and May 31, 2007, respectively. The change in our current position as of May 31, 2008 as compared with the previous year primarily results from the investment of idle cash in auction rate securities which are classified as long-term and the decrease in distributions received from PDS during fiscal year 2008.

Cash Flows From Operating Activities

Cash used in operating activities for the fiscal years ended May 31, 2008 and 2007 was approximately $19,260,000 and $14,151,000 as compared with cash provided by operating activities for the fiscal year ended May 31, 2006 of approximately $6,474,000. The principal components of the current year amount were: net income of approximately $9,388,000 adjusted for: minority interest in SSDI of approximately $115,000, non-cash charges of approximately $510,000 related to issuance and vesting of stock options and warrants. These increases were partially offset by: the equity in earnings of our investees of approximately $19,918,000, change in deferred taxes of approximately $9,937,000, and a decrease in trade payables and accrued expenses of approximately $1,091,000 primarily due to our accrual of royalties payable at May 31, 2007 of which we have no obligation at May 31, 2008.  The cash provided by operating activities during fiscal year 2006 was primarily due to our one-time license of $10,000,000 from Intel Corporation.

Cash Flows From Investing Activities

Cash provided by investing activities for the fiscal year ended May 31, 2008 was approximately $10,725,000 as compared to cash provided by investing activities of approximately $48,529,000 for the fiscal year ended May 31, 2007. The decrease was primarily due to a reduction in distributions from PDS of approximately $29,746,000 from fiscal year 2007 as compared to fiscal year 2008.  Additionally we used approximately $8,849,000 of cash in net purchases of investments.

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

Cash Flows From Financing Activities

Cash used in financing activities for the fiscal year ended May 31, 2008 was approximately $6,647,000 as compared to cash used in financing activities of approximately $16,757,000 for the fiscal year ended May 31, 2007. Cash used in fiscal year 2008 consisted primarily of approximately $2,761,000 to repurchase warrants from an investor and approximately $3,891,000 used to repurchase shares of our common stock for treasury. The cash used in fiscal year 2008 was partially offset by proceeds received of approximately $31,000 from the exercise of common stock options and warrants. Cash used in financing activities in fiscal year 2007 consisted primarily of approximately $8,115,000 in cash dividends to common shareholders and approximately $8,832,000 used to repurchase shares of our common stock for treasury.

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

Capital Resources

Our current position as of May 31, 2008 is expected to provide the funds necessary to support our operations through the fiscal year ended May 31, 2009.

MANAGEMENT OUTLOOK

During recent years we have relied upon financing activities to provide the funds necessary for our operations. The number of shares of our common stock outstanding increased from 171,156,363 at May 31, 2004 to 366,199,765 at May 31, 2006, largely as a result of financing activities including sales of common stock, the issuance of convertible debentures and notes payable and related conversions and exercises of common stock warrants. Beginning in fiscal year 2006, we were able to finance operations utilizing distributions we received from PDS. As we pursue our investment and acquisition strategy, we may use a combination of cash, debt, and common stock to finance these efforts.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

A summary of our outstanding contractual obligations at May 31, 2008 is as follows:

Contractual Cash Obligations	Total Amounts Committed	1-3 Years

Operating leases - facilities	$192,423	$192,423

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals and expands disclosures about fair value measurements.  The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements.  The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.  Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements.  The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We expect to adopt SFAS No. 157 on June 1, 2008.  In February 2008, the FASB released FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the fiscal year beginning May 31, 2009.  We are in the process of evaluating the provisions of the statement, but do not anticipate that the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This Statement does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007. We are in the process of evaluating the provisions of the statement, but do not anticipate that the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires acquiring entities in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors the information it needs to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective in fiscal years beginning after December 15, 2008. We expect to adopt SFAS No. 141(R) on June 1, 2009.  We are currently assessing the impact the adoption of SFAS No. 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective in fiscal years beginning after December 15, 2008. We expect to adopt SFAS No. 160 on June 1, 2009.  We are currently assessing the impact the adoption of SFAS No. 160 will have on our consolidated financial statements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary objective of our investment activities is to maintain surplus cash in accounts that provide a high level of funds accessibility in large, respected financial institutions with asset safety as a primary consideration. Accordingly, we maintain our cash and cash equivalents with high quality financial institutions. Amounts deposited with these institutions may exceed federal depository insurance limits.

Cash and Cash Equivalents

We maintain cash and cash equivalents in institutional money market accounts. In general, money market funds are not subject to interest rate risk because the interest paid on these funds fluctuates with the prevailing interest rate.

Our commercial checking account is linked to a sweep account. This sweep account is maintained by our financial institution in an offshore account located in the Cayman Islands. This sweep account is a deposit liability of our financial institution, the funds are not insured by the Federal Deposit Insurance Corporation (“FDIC”), in liquidation the funds have a lesser preference than deposits held in the United States, and the funds are subject to cross-border risks.

Auction Rate Securities

Our exposure to market risk for changes in interest rates relates primarily to our auction rate securities.  During the quarter ended February 29, 2008, investment banks were reporting an inability to successfully obtain subscribers for high credit quality auction rate securities.  As of May 31, 2008, we held such auction rate securities with a par value totaling $12.9 million that failed to sell at auction. In the event we need to access funds invested in these auction rate securities we will not be able to liquidate these securities until: a future auction of these securities is successful, they are refinanced and redeemed by the issuers, or a buyer is found outside of the auction process.  The investments consist of student loan auction rate instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (“FFELP”).  These investments are of high credit quality and the AAA credit ratings of the investments have been reaffirmed since May 2008.  These instruments are collateralized in excess of the underlying obligations, are insured by the various state educational agencies, and are guaranteed by the Department of Education as an insurer of last resort.

At May 31, 2008, the fair value of our auction rate securities was estimated at $12.5 million based on a valuation by Houlihan Smith & Company, Inc.  We recorded the net temporary valuation adjustment of $220,617 in other comprehensive income, which represents the gross valuation adjustment of $372,325, net of the related tax benefit of $151,708.  We have concluded that the unrealized losses on these investments are temporary because (i) we believe that the decline in market value and absence of liquidity that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) we have the intent and ability to hold these investments until a recovery in market value occurs.  Since this valuation adjustment is deemed to be temporary, it did not affect our earnings for the fiscal year ended May 31, 2008.

We are not currently able to predict how long these investments will remain illiquid, and as such, they have been classified as long-term investments in marketable securities in the accompanying consolidated balance sheet at May 31, 2008.

The fair value of our long-term investments in marketable securities could change significantly in the future and we may be required to record other-than-temporary impairment charges or additional unrealized losses in future periods.

We do not believe that the illiquidity of these investments will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements.

During June 2008 we obtained a credit facility which provides for financing up to 50% of the par value balance of our outstanding auction rate securities. The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee, and if drawn upon will bear interest at the federal funds rate plus 3%.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item begin on page F-1 with the index to consolidated financial statements.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Exchange Act Rules 13a-15(f). We have designed and maintain disclosure controls and procedures to ensure that information required to be disclosed in the our reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, our management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and necessarily applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures. In addition, we consolidate SSDI, a variable interest entity as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46(R)”), that we do not control or manage and consequently, our disclosure controls and procedures with respect to this entity are necessarily limited to oversight or monitoring controls that we have implemented to provide reasonable assurance that the objectives of our disclosure controls and procedures as described above are met.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2008 our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, as a result of the material weakness identified and discussed below.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fourth fiscal quarter ended May 31, 2008, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework , our management concluded that our internal control over financial reporting was not effective as of May 31, 2008.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed above, we consolidate SSDI, a variable interest entity as defined in FIN No. 46(R) that we do not control or manage and consequently, our disclosure controls and procedures with respect to this entity are necessarily limited to oversight or monitoring controls that we have implemented to provide reasonable assurance that the objectives of the our disclosure controls and procedures are met.  In connection with our assessment of internal control over financial reporting, we identified the following material weakness in our internal control over financial reporting:

As of May 31, 2008, a material weakness existed relating to SSDI’s information technology general controls, including ineffective controls relating to following:

•	There is no IT security policy,
•	There is no change management policy,
•	There is no evidence of changes which have been performed,
•	There is no physical security over servers, firewall, router and switches,
•	There is no documentation of the granting of user access rights process,
•	There is no documentation of the user access termination process,
•	The firewall configuration does not reflect SSDI’s current usage,
•	Remote access is not well controlled,
•	Two of five systems did not have recent antivirus signature files,
•	The antivirus software is not installed on the server,
•	All named users, plus the CIO using the administrator account, have full access to all areas of QuickBooks,
•	All authenticated users are allowed full access to the files in the Finance directory,
•	The domain administrator list is not limited to the minimum appropriate personnel,
•	Passwords are only required to be five characters which is deemed insufficient for good security,
•	There is no evidence of the CIO’s weekly backup review occurring, and management is not being notified of failures,
•	There are no stored backup tapes off-site or in a media safe, and
•	There are no regularly run test restorations.

Because of the material weakness described above, we concluded that we did not maintain effective internal control over financial reporting as of May 31, 2008.

Our internal controls over financial reporting as of May 31, 2008 have been audited by KMJ Corbin & Company LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Plans for Remediation of Material Weakness

We are in the process of developing and implementing remediation plans to address our material weakness.  Our remediation plans include many actions that are in various stages of completion and designed to strengthen our internal controls over financial reporting.  They include the following:

As of May 31, 2008, there were multiple control deficiencies which when combined constituted a material weakness in our internal control over financial reporting relating to our consolidated variable interest entity, Scripps Secured Data, Inc.  These deficiencies centered on the information technology control environment, with many of these controls incomplete and under development or in the process of implementation at May 31, 2008.  Accordingly, we expect that by the close of our first fiscal quarter of 2009, the majority of the deficiencies will have been either remediated or satisfactorily mitigated.

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of May 31, 2008, and we intend to continue to evaluate and strengthen our systems of internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Patriot Scientific Corporation:

We have audited the internal control over financial reporting of Patriot Scientific Corporation and subsidiaries, and Scripps Secured Data, Inc., a consolidated variable interest entity. (collectively, the "Company") as of May 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting , included in the accompanying Management's Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s assessment:

Information Technology Control Environment at Scripps Secured Data, Inc.

As of May 31, 2008, a material weakness existed relating to SSDI’s information technology general controls, including ineffective controls relating to following:

•	There is no IT security policy,
•	There is no change management policy,
•	There is no evidence of changes which have been performed,
•	There is no physical security over servers, firewall, router and switches,
•	There is no documentation of the granting of user access rights process,
•	There is no documentation of the user access termination process,
•	The firewall configuration does not reflect SSDI’s current usage,
•	Remote access is not well controlled,
•	Two of five systems did not have recent antivirus signature files,
•	The antivirus software is not installed on the server,
•	All named users, plus the CIO using the administrator account, have full access to all areas of QuickBooks,
•	All authenticated users are allowed full access to the files in the Finance directory,
•	The domain administrator list is not limited to the minimum appropriate personnel,
•	Passwords are only required to be five characters which is deemed insufficient for good security,
•	There is no evidence of the CIO’s weekly backup review occurring, and management is not being notified of failures,
•	There are no stored backup tapes off-site or in a media safe, and
•	There are no regularly run test restorations.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of May 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patriot Scientific Corporation as of May 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended May 31, 2008 and our report dated August 14, 2008 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective June 1, 2006.

The material weakness described above was considered in determining the nature, timing, and extent of audit tests applied in our audit the 2008 consolidated financial statements, and this report does not affect our report dated August 14, 2008 on those consolidated financial statements.

/s/ KMJ Corbin & Company LLP
Irvine, California
August 14, 2008

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act, and Corporate Governance is incorporated by reference to the information contained in our definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting of Shareholders.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Our Code of Ethics is available on our website at www.ptsc.com.

ITEM 11.             EXECUTIVE COMPENSATION

The information regarding Director Compensation, Report of the Compensation Committee, Compensation Discussion and Analysis and Executive Compensation is incorporated by reference to the information contained in our 2008 definitive proxy statement.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated by reference to the information contained in our 2008 definitive proxy statement.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding Certain Relationships and Related Transactions and Corporate Governance is incorporated by reference to the information contained in our 2008 definitive proxy statement.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding Principal Accounting Fees and Services is incorporated by reference to the information contained in our 2008 definitive proxy statement.

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

Patriot Scientific Corporation

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2008 and 2007

Consolidated Statements of Income for the Years Ended May 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended May 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended May 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Phoenix Digital Solutions, LLC

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Balance Sheets as of May 31, 2008 and 2007

Statements of Income for the Years Ended May 31, 2008, 2007 and 2006

Statement of Members’ Equity for the Years Ended May 31, 2008, 2007 and 2006

Statements of Cash Flows for the Years Ended May 31, 2008, 2007 and 2006

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

10.9†
Employment Agreement dated September 17, 2007 by and between the Company and Clifford L. Flowers, incorporated by reference to Exhibit 10.1 to Form 8-K filed September 19, 2007 (Commission file No. 000-22182)

10.10†
Employment Agreement dated February 29, 2008 by and between the Company and Frederick C. Goerner, incorporated by reference to Exhibit 99.1 to Form 8-K filed May 20, 2008 (Commission file No. 000-22182)

14.1	Code of Ethics for Senior Financial Officers incorporated by reference to Exhibit 14.1 to Form 10-K for the fiscal year ended May 31, 2003, filed August 29, 2003 (Commission file No. 000-22182)
21.1	List of subsidiaries of the Company incorporated by reference to Exhibit 21.1 of the Company’s annual report on Form 10-KSB filed October 13, 2006 (Commission file No. 000-22182)

23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Valuation Firm
31.1*	Certification of Frederick C. Goerner, CEO, pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Clifford L. Flowers, CFO, pursuant Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Frederick C. Goerner, CEO, pursuant to Section 1350
32.2*	Certification of Clifford L. Flowers, CFO, pursuant to Section 1350
99.1	Form of ISO Plan Option (Gaspar) dated May 29, 1992, incorporated by reference to Exhibit 28.2 to registration statement on Form SB-2, 1996 (Commission file No. 33-57858)
99.2	Form of NSO Plan Option (Berlin) dated May 29, 1992, incorporated by reference to Exhibit 28.3 to registration statement on Form SB-2, 1996 (Commission file No. 33-57858)
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

To the Stockholders and Board of Directors
Patriot Scientific Corporation

We have audited the accompanying consolidated balance sheets of Patriot Scientific Corporation and subsidiaries (the “Company”) as of May 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended May 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Patriot Scientific Corporation and subsidiaries as of May 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective June 1, 2006, the Company changed its method of accounting for share-based compensation to adopt Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 14, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting.

/s/ KMJ Corbin & Company LLP
Irvine, California
August 14, 2008

Patriot Scientific Corporation
Consolidated Balance Sheets

May 31,	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$6,424,015	$21,605,428
Restricted cash and cash equivalents	51,122	102,346
Marketable securities and short term investments	298,243	4,349,314
Accounts receivable	538,500	352,390
Accounts receivable – affiliated company	7,501	-
Notes receivable	450,115	-
Inventory	388,141	46,361
Prepaid income taxes	222,311	2,070,981
Deferred tax assets	1,390,832	2,439,975
Prepaid expenses and other current assets	79,840	431,840
Total current assets	9,850,620	31,398,635

Marketable securities	12,527,675	-

Property and equipment, net	68,504	85,518

Other assets	8,190	8,190

Investments in affiliated companies	2,913,614	2,883,969

Patents and trademarks, net of accumulated amortization of $622,003 and $607,657	63,299	38,317
Total assets	$25,431,902	$34,414,629

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$555,690	$934,298
Accrued expenses and other	373,848	1,086,496
Total current liabilities	929,538	2,020,794

Deferred tax liabilities	1,085,181	12,222,944
Total liabilities	2,014,719	14,243,738

Commitments and contingencies

Minority interest	115,406	-

Stockholders’ equity
Preferred stock, $.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $.00001 par value: 500,000,000 shares authorized: 410,979,163 shares issued and 389,414,915 shares outstanding at May 31, 2008 and 406,668,661 shares issued and 393,201,134 shares outstanding at May 31, 2007	4,109	4,066
Additional paid-in capital	70,004,814	72,150,581
Accumulated deficit	(33,763,357)	(43,151,678)
Common stock held in treasury, at cost – 21,564,248 shares at May 31, 2008 and 13,467,527 shares at May 31, 2007	(12,723,172)	(8,832,078)
Accumulated other comprehensive loss	(220,617)	-
Total stockholders’ equity	23,301,777	20,170,891
Total liabilities and stockholders’ equity	$25,431,902	$34,414,629

See accompanying notes to consolidated financial statements

Patriot Scientific Corporation
Consolidated Statements of Income

Years Ended May 31,	2008	2007	2006

Revenues:
Licenses and royalties	$-	$-	$10,000,000
Product sales and other	3,708,218	638,784	309,709
	3,708,218	638,784	10,309,709

Cost of sales	1,510,450	319,374	103,351

Gross profit	2,197,768	319,410	10,206,358

Operating expenses:
Research and development	-	-	225,565
Selling, general and administrative	6,964,861	7,558,712	4,151,099
Settlement and license expense	836,400	7,524,537	1,918,054
Total operating expenses	7,801,261	15,083,249	6,294,718
Operating income (loss)	(5,603,493)	(14,763,839)	3,911,640

Other income (expense):
Unrealized loss on marketable securities	-	-	(1,466)
Interest and other income	1,470,008	714,790	330,055
Gain (loss) on sale of assets	(4,139)	(3,163)	2,724
Interest expense	(389)	(355)	(516,465)
Loss on debt extinguishments	-	-	(445,427)
Change in fair value of warrant and derivative liabilities	-	-	(2,456,736)
Impairment of note receivable	-	(339,551)	-
Impairment of investment in affiliated company	-	(126,746)	-
Gain on sale of subsidiary interest	150,000	-	-
Equity in earnings of affiliated companies	19,917,769	48,965,084	27,848,363
Total other income, net	21,533,249	49,210,059	24,761,048

Income before income taxes and minority interest	15,929,756	34,446,220	28,672,688

Provision for income taxes	6,426,029	10,755,033	-

Minority interest	115,406	-	-

Net income	$9,388,321	$23,691,187	$28,672,688

Basic income per common share	$0.02	$0.06	$0.09

Diluted income per common share	$0.02	$0.06	$0.07

Weighted average number of common shares outstanding - basic	390,956,153	378,036,989	316,100,499

Weighted average number of common shares outstanding - diluted	397,485,699	413,599,373	412,963,173

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common Stock					Accumulated
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Other Comprehensive Loss	Stockholders’ Equity (Deficit)	Comprehensive Income
Balance, June 1, 2005	280,492,013	$2,805	$55,459,253	$(62,702,442)	$-	$-	$(7,240,384)	$-

Issuance of common stock for services at $1.53 per share	193,548	2	296,127	-	-	-	296,129	-
Exercise of warrants and options at $.02 to $.69 per share	12,824,544	128	851,070	-	-	-	851,198	-
Conversion of debentures payable plus accrued interest at $.02 and $.04 per share	30,819,187	308	998,729	-	-	-	999,037	-
Cashless exercise of warrants	41,245,473	412	(412)	-	-	-	-	-
Issuance of common stock to co-inventor of technology at $.13 per share	625,000	6	81,244	-	-	-	81,250	-
Extension of term of options previously issued to consultant	-	-	125,000	-	-	-	125,000	-
Repurchase of warrants	-	-	(252,420)	-	-	-	(252,420)	-
Issuance of warrants to a consultant	-	-	108,102	-	-	-	108,102	-
Intrinsic value of options issued to employees and directors	-	-	120,000	-	-	-	120,000	-
Cash dividends at $.02 and $.04 per share	-	-	-	(24,698,337)	-	-	(24,698,337)	-
Reclassification of derivative value associated with debt conversions and warrant exercises	-	-	5,021,353	-	-	-	5,021,353	-
Reclassification of warrant and derivative liabilities at settlement date	-	-	6,743,935	-	-	-	6,743,935	-
Net income				28,672,688	-	-	28,672,688	-

Balance, May 31, 2006	366,199,765	$3,661	$69,551,981	$(58,728,091)	$-	$-	$10,827,551	$-

Exercise of warrants and options at $.05 to $.40 per share	1,787,500	18	213,982	-	-	-	214,000	-
Cashless exercise of warrants	38,681,396	387	(387)	-	-	-	-	-
Non-cash compensation	-	-	2,359,036	-	-	-	2,359,036	-
Extension of stock options previously issued to a consultant	-	-	324	-	-	-	324	-
Tax effect of exercise of stock options granted under APB 25	-	-	25,645	-	-	-	25,645	-
Purchase of common stock for treasury	(13,467,527)	-	-	-	(8,832,078)	-	(8,832,078)	-
Cash dividends at $.02 per share	-	-	-	(8,114,774)	-	-	(8,114,774)	-
Net income	-	-	-	23,691,187	-	-	23,691,187	-
						-
Balance, May 31, 2007	393,201,134	$4,066	$72,150,581	$(43,151,678)	$(8,832,078)	$-	$20,170,891	$-

Patriot Scientific Corporation
Consolidated Statements of Stockholders’ Equity and Comprehensive Income, continued

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders’ Equity (Deficit)	Comprehensive Income
Exercise of warrants and options at $.05 to $.10 per share	425,000	$4	$30,846	$-	$-	$-	$30,850	$-
Cashless exercise of options	982,846	10	(10)	-	-	-	-	-
Cashless exercise of warrants	2,702,656	27	(27)	-	-	-	-	-
Non-cash compensation	-	-	509,971	-	-	-	509,971	-
Repurchase of warrants	-	-	(2,760,900)	-	-	-	(2,760,900)	-
Tax effect of exercise of stock options granted under APB 25	-	-	(25,645)	-	-	-	(25,645)	-
Issuance of stock in connection with settlement with former CFO	200,000	2	99,998	-	-	-	100,000	-
Purchase of common stock for treasury	(8,096,721)	-	-	-	(3,891,094)	-	(3,891,094)	-
Net income	-	-	-	9,388,321	-	-	9,388,321	9,388,321
Unrealized loss on investments, net of tax	-	-	-	-	-	(220,617)	(220,617)	(220,617)
Total comprehensive income								$9,167,704
Balance, May 31, 2008	389,414,915	$4,109	$70,004,814	$(33,763,357)	$(12,723,172)	$(220,617)	$23,301,777

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation
Consolidated Statements of Cash Flows

Years Ended May 31,	2008	2007	2006
Operating activities:
Net income	$9,388,321	$23,691,187	$28,672,688
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest in variable interest entity	115,406	-	-
Amortization and depreciation	50,705	64,861	59,415
Non-cash interest expense related to convertible debentures, notes payable and warrants	-	-	470,736
Expense related to extension of expiration date of stock options	-	324	125,000
Net gain related to warrant re-pricing, reconveyance and issuance	-	-	(538,208)
Loss on extinguishment of debt	-	-	445,427
Accrued interest income added to investments	(1,391)	(2,026)	(19,778)
Equity in earnings of affiliated companies	(19,917,769)	(48,965,084)	(27,848,363)
(Gain) loss on sale of assets	4,139	3,163	(2,724)
Unrealized loss on marketable securities	-	-	1,466
Issuance of stock, options and warrants for services	100,000	-	554,245
Change in fair value of derivative liabilities	-	-	2,456,736
Intrinsic value of options issued	-	-	120,000
Non-cash compensation relating to issuance and vesting of stock options and vesting of warrants	509,971	2,359,036	-
Impairment of note receivable	-	339,551	-
Impairment of investment in affiliated company	-	126,746	-
Gain on variable interest entity sale of portion of subsidiary interest	(150,000)	-	-
Deferred taxes	(9,936,912)	9,782,969	-
Changes in operating assets and liabilities:
Accounts receivable	(186,110)	(186,560)	(4,113)
Receivable from affiliated company	(7,501)	-	-
Inventory	(341,780)	1,970	-
Prepaid expenses and other current assets	355,990	(24,294)	(261,769)
Prepaid income taxes	1,848,670	(2,070,981)	-
Licenses receivable	-	-	2,000,000
Accounts payable and accrued expenses	(1,091,256)	1,122,499	194,811
Accrued contested fee payable	-	(394,063)	48,063
Net cash provided by (used in) operating activities	(19,259,517)	(14,150,702)	6,473,632
Investing activities:
Proceeds from sale of short-term investments	22,076,589	8,832,078	2,027,557
Purchase of short-term investments	(30,925,518)	(9,662,513)	(4,832,482)
Proceeds from sale of fixed assets	225	-	6,540
Purchase of restricted investments	-	-	(100,000)
Proceeds from sale of restricted investments	52,500	-	203,210
Payment for security deposit	-	-	(8,190)
Purchase of property and equipment	(27,699)	(5,827)	(71,037)
Costs incurred for patents and trademarks	(39,328)	-	-
Proceeds from variable interest entity sale of portion of subsidiary interest	100,000	-	-
Investment in affiliated companies	(400,000)	(120,000)	(2,000,000)
Distributions from affiliated company	20,288,124	50,034,029	25,895,449
Purchase of convertible note receivable	(400,000)	-	-
Issuance of note receivable	-	(589,551)	-
Cash received in consolidation of variable interest entity	-	40,970	-
Net cash provided by investing activities	10,724,893	48,529,186	21,121,047
Financing activities:
Payment of cash dividends	-	(8,114,774)	(24,698,337)
Principal payments on notes payable	-	(50,089)	(100,000)
Payments for capital lease obligations	-	-	(2,306)
Proceeds from exercise of common stock warrants and options	30,850	214,000	851,198
Repurchase of warrants	(2,760,900)	-	(252,420)
Repurchase of common stock for treasury	(3,891,094)	(8,832,078)	-
Tax effect of exercise of options granted under APB 25	(25,645)	25,645	-
Net cash used in financing activities	(6,646,789)	(16,757,296)	(24,201,865)

Patriot Scientific Corporation
Consolidated Statements of Cash Flows, continued

Years Ended May 31,	2008	2007	2006

Net increase (decrease) in cash and cash equivalents	(15,181,413)	17,621,188	3,392,814
Cash and cash equivalents, beginning of year	21,605,428	3,984,240	591,426
Cash and cash equivalents, end of year	$6,424,015	$21,605,428	$3,984,240

Supplemental Disclosure of Cash Flow Information:

Cash payments for interest	$389	$355	$2,983
Cash payments for income taxes	$14,528,000	$3,017,400	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Convertible debentures, notes payable and accrued interest exchanged for common stock	$-	$-	$999,037
Reclassification of derivative liabilities associated with debt conversions and warrant exercises	$-	$-	$5,021,353
Reclassification of warrant and derivative liabilities at settlement date	$-	$-	$6,743,935
Cashless exercise of warrants	$27	$387	$412
Cashless exercise of stock options	$10	$-	$-
Note receivable issued in connection with variable interest entity sale of portion of subsidiary interest	$50,000	$-	$-
Reclassification of prepaid software costs to property and equipment	$3,990	$-	$-
Deferred taxes related to unrealized loss on investments in marketable securities charged to other comprehensive income	$151,708	$-	$-
Fair market value of assets received in collection of note receivable and subsequently contributed for preferred stock of affiliate	$-	$250,000	$-

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements

1. Organization and Business

Patriot Scientific Corporation (“we”, “us”, or “our”), was organized under Delaware law on March 24, 1992 and is the successor by merger to Patriot Financial Corporation, a Colorado corporation, incorporated on June 10, 1987. In 1997 we acquired Metacomp, Inc. and in June 2005 we entered into a joint venture agreement with Technology Properties Limited, Inc. (“TPL”) to form Phoenix Digital Solutions, LLC (“PDS”). In March 2007, we became the primary beneficiary of Scripps Secured Data, Inc. (“SSDI”), a variable interest entity and were required to consolidate SSDI effective in March 2007.  During May 2008, we acquired a 15% interest in Talis Data Systems, LLC (“Talis”), a Delaware LLC that produces multi-domain hardware.  At May 31, 2008, SSDI has a 12% interest in Talis.

Our primary operating activity has been as an intellectual property company that licenses our jointly held patent portfolio technology, through our interest in PDS, to others and litigates against those who infringe upon the patent portfolio technology.

SSDI develops and manufactures network-security hardware to government, military, and other high-security facilities.

2. Summary of Significant Accounting Policies

Basis of Consolidation
The consolidated statement of income for the fiscal year ended May 31, 2006 includes our accounts and those of our majority owned inactive subsidiaries, Metacomp, Inc. and Plasma Scientific Corporation. The consolidated balance sheets at May 31, 2008 and 2007 and the statements of income for the fiscal years ended May 31, 2008 and 2007 include our accounts, those of our majority owned inactive subsidiaries that are not considered variable interest entities (“VIE”s) and all VIEs for which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

Consolidation of Affiliate
In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). In December 2003, the FASB modified FIN 46 (“FIN 46(R)”). FIN 46 provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

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

FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46(R), were adopted as of December 31, 2003, for our interests in all VIEs. Beginning with the quarter ended May 31, 2007, we consolidated SSDI as SSDI was deemed a VIE and we determined that we were the primary beneficiary of SSDI.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Financial Instruments and Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, investments in marketable securities, and trade accounts receivable.

At times, our balance of cash maintained with our bank may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured limit of $100,000. At May 31, 2008, PTSC’s cash and cash equivalents balance exceeding the FDIC limit was $25,000.  At May 31, 2008, SSDI’s cash and cash equivalents balance exceeding the FDIC limit was $203,888.  Certain other cash equivalents are not insured by the FDIC. At May 31, 2008, PTSC’s cash and cash equivalents balance consisting of money market accounts not subject to FDIC insurance was $6,121,546.  We limit our exposure of loss by maintaining our cash with financially stable financial institutions. When we have excess cash, our cash equivalents are placed in high quality money market accounts with major financial institutions. We believe this investment policy limits our exposure to concentrations of credit risk.

Investments in marketable securities consist of AAA rated student loan auction rate instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (“FFELP”).  These investments are collateralized in excess of the underlying obligations, are insured by the various state educational agencies, and are guaranteed by the Department of Education as an insurer of last resort.

Concentrations of credit risk with respect to accounts receivable are limited due to the wide variety of customers and markets which comprise our customer base, as well as their dispersion across many different geographic areas. We routinely assess the financial strength of our customers and, as a consequence, believe that our accounts receivable credit risk exposure is limited. Generally, we do not require collateral or other security to support customer receivables.  As of May 31, 2008, Anixter accounted for 15.8% of gross accounts receivable and Graybar Electric Company, Inc. accounted for 38% of gross accounts receivable.  As of May 31, 2007, Anixter accounted for 80.7% of gross accounts receivable and Graybar Electric Company, Inc. accounted for 11.1% of gross accounts receivable.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, investments in marketable securities and short-term investments, accounts receivable, accounts payable and accrued expenses.  The carrying value of these financial instruments, other than the investments in marketable securities, approximates fair value because of the immediate or short-term maturity of the instruments.

Our investments in marketable securities consist of auction rate securities.  Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rate.  While we continue to receive interest payments on our auction rate investments despite failed auctions, we believe the carrying value of these auction rate securities no longer approximates fair value.  We estimated the fair value of these securities at May 31, 2008 based on an independent valuation performed by Houlihan Smith & Company Inc., an independent valuation firm.  In determining the estimate of fair value, consideration was given to credit quality, estimated cash flows, and estimated probabilities of default, auction failure and a successful auction at par or repurchase at par.  Based on this valuation, we recorded a net temporary impairment of $220,617 in other comprehensive income at May 31, 2008, which represents the gross valuation adjustment of $372,325, net of the related tax benefit of $151,708 (see Note 6).

Cash Equivalents, Restricted Cash, and Short-Term Investments
For purposes of balance sheet classification and the statements of cash flows, we consider all highly liquid investments acquired with a maturity of three months or less to be cash equivalents.

Restricted cash and cash equivalents at May 31, 2008 and 2007 consist of two savings accounts required to be held as collateral for corporate credit card accounts.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Cash Equivalents, Restricted Cash, and Short-Term Investments (continued)

At May 31, 2007, our short-term investments consist primarily of money market mutual funds and accounts, and are reported at cost, which approximate fair market value.  At May 31, 2008, PTSC’s short-term investments in the amount of $288,099 consist of accrued interest receivable on our auction rate securities which is receivable semi-annually according to the terms specified in each auction rate security instrument.  At May 31, 2008, SSDI’s short-term investments consist of a certificate of deposit in the amount of $10,144 with a maturity date of December 11, 2008.  These values are reported at cost, which approximate fair market value.

Accounts Receivable
Our accounts receivable consists primarily of the accounts of SSDI.  SSDI’s accounts receivable consist of trade receivables recorded at the original invoice amount, less an estimated allowance for uncollectible accounts of which there was none at May 31, 2008.  Trade receivables are periodically evaluated for collectibility based on past credit histories with customers and their current financial condition.  Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised.  Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts.  SSDI also calculates a sales returns reserve based on terms of its distribution contracts with Anixter and Graybar Electric Company, Inc.

Inventory
Inventory of SSDI consists of raw materials and finished goods manufactured by third party vendors. The cost of inventory is determined using a method that approximates first-in, first-out and has been stated at the lower of cost or net realizable value.

Investments in Marketable Securities
We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FASB Staff Position SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date.  Our investments in marketable securities have been classified and accounted for as available-for-sale based on management’s investment intentions relating to these securities.  Available-for-sale marketable securities are stated at market value based on market quotes.  Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income (loss).  We follow the guidance provided by Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired.  Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of income.

Property, Equipment and Depreciation
Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years.  Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense when incurred.

Patents and Trademarks
PTSC’s patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of four years. In fiscal year 2008 PTSC’s patents were fully amortized.

SSDI holds patents expiring in 14 years and 20 years. Estimated future annual amortization expense arising from these patents is approximately $4,112 per year.

Total amortization expense related to patents and trademarks was $14,346, $23,192 and $34,824 during the years ended May 31, 2008, 2007 and 2006, respectively.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Investments in Affiliated Companies
We have a 50% interest in PDS (see Note 9). This investment is accounted for using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statements of income in the caption “Equity in earnings of affiliated companies”.

We have a 15.09% interest in Talis (see Note 9).  We account for our investment using the equity method of accounting pursuant to paragraph 8 of AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures (which has applicability to non-real estate entities as well) as our membership share of this limited liability company is more than minor.  Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statement of income in the caption “Equity in earnings of affiliated companies”.

We review our investments in these affiliated companies to determine whether events or changes in circumstances indicate that the carrying amounts may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near term prospects of the investees. If the decline in value is deemed to be other than temporary, we would recognize an impairment loss.

Long-Lived Assets
Management assesses the recoverability of our long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows.  The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.  At May 31, 2008, management believes there is no impairment of our long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Treasury Stock
We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.

Derivative Financial Instruments
In connection with the issuance of certain convertible debentures (see Note 12), the terms of the debentures included an embedded reset conversion feature which provided for a conversion of the debentures into shares of our common stock at a rate which was determined to be variable. We determined that the reset conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The accounting treatment of derivative financial instruments required that we record the derivatives and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debenture agreements, we were required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.

During the year ended May 31, 2006, we recognized other expense of approximately $2,457,000 related to recording the warrant and derivative liabilities at fair value. During fiscal 2006, the related variable debt instruments were settled in full.  At the settlement date, the remaining warrant liabilities with a value of approximately $6,744,000 were reclassified to additional paid-in capital.

Our derivative instruments were valued using a Monte Carlo simulation model incorporating the instruments’ multiple reset dates.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Derivative Financial Instruments (continued)

The following assumptions were used for valuing the embedded derivatives during the year ended May 31, 2006:

May 31, 2006
Estimated dividends	None
Expected volatility	101 - 229%
Risk-free interest rate	3.5 - 5.1%
Expected term (years)	2 - 7

Comprehensive Income
Comprehensive income as presented in the consolidated statements of stockholders’ equity includes unrealized gains and losses which are excluded from the consolidated statements of income in accordance with SFAS No. 130, Reporting Comprehensive Income.  For the fiscal year ended May 31, 2008, this amount included unrealized losses on investments classified as available-for-sale.  The amount is presented net of tax-related effects of $151,708.

Revenue Recognition
We recognize revenue from the sale of our product upon shipment to the customer, at which time title transfers and we have no further obligations. Fees for maintenance or support are recorded on a straight-line basis over the underlying period of performance. Revenue from technology license agreements is recognized at the time we enter into a contract, determine the license method (paid-in-advance or on-going royalty), and provide the customer with the licensed technology, if applicable.

SSDI recognizes revenue upon shipment of its product and recognizes revenue on its short-term installation contracts as time and materials costs are incurred.

SSDI maintains agreements with stocking distributors. These agreements provide for a limited product warranty for a period of one year from the date of sale to the end user. The warranty does not cover damage to the product after it has been delivered to the distributor. SSDI’s stocking distributor agreements also allow limited rights to periodic stock rotation.  These rotation rights allow for the exchange of a percentage of distributor inventory for replacement products of the distributor’s choosing.  At May 31, 2008, SSDI  has evaluated the potential for rotated product and has provided for the estimated impact in the accounting records.

Sales through large distributors account for the majority of SSDI’s product revenues, with a majority of sales to Anixter during the fiscal year 2007, and Anixter, Graybar Electric Company, Inc. and Victory Global Solutions, Inc. during fiscal year 2008.

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

Advertising
We expense advertising costs as incurred. For the fiscal year ended May 31, 2008, we incurred $2,097 of advertising costs.  There were no advertising costs for the years ended May 31, 2007 and 2006.

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

Additionally, we adopted Financial Accounting Standards Board, (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, (“FIN 48”), on June 1, 2007, the first day of fiscal 2008.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Under FIN 48 we may only recognize tax positions that meet a “more likely than not” threshold.

Net Income Per Share
We apply SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. At May 31, 2008, 2007 and 2006, potential common shares of 2,645,000, 330,000 and 2,295,000, respectively,  related to our outstanding warrants and options were not included in the calculation of diluted income per share as they had an anti-dilutive effect.

	Year Ended May 31, 2008
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$9,388,321	390,956,153	$0.02

Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	6,529,546

Income available to common shareholders	$9,388,321	397,485,699	$0.02

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Net Income Per Share (continued)

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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying footnotes.  Actual results could differ from those estimates.  On an ongoing basis we evaluate our estimates, including, but not limited to: the realizability of accounts and notes receivable, valuation of inventory, fair values of investments in marketable securities, the use, recoverability, and /or realizability of certain assets, including investments in affiliated companies, deferred tax assets, and stock-based compensation.

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Net Income Per Share (continued)

The noncontrolling interest in SSDI, which we are required to consolidate as we are the primary beneficiary, had been reduced to zero due to the initial allocation of losses prior to the period in which we were required to consolidate. If a noncontrolling interest has been reduced to zero, the primary beneficiary must absorb any losses that are in excess of the value of the noncontrolling interest’s equity. For the period in which we are required to consolidate, March 27, 2007 through May 31, 2007 we absorbed $169,913 of SSDI’s losses as we are the primary beneficiary.  For the fiscal year ended May 31, 2008, SSDI had net income of $285,319 after taxes.  Under the provisions of FIN 46 (R), we are able to recover our absorbed losses before allocating income to the noncontrolling interest.  At May 31, 2008, the minority interest presented in our consolidated financial statements is $115,406, the amount of SSDI’s fiscal 2008 net income after tax less our absorbed losses during fiscal 2007.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of our fiscal year 2007. Our consolidated financial statements as of May 31, 2007 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). SFAS No. 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of income. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no employee stock-based compensation expense had been recognized in our consolidated statements of income, other than as related to option grants to employees and directors below the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our consolidated statements of income for the fiscal years ended May 31, 2007 and 2008 included compensation expense for share-based payment awards granted prior to, but not yet vested as of May 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and compensation expense for the share-based payment awards granted subsequent to May 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statements of income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the fiscal years ended May 31, 2008 and May 31, 2007, of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated pricing term of option grants for the fiscal years ended May 31, 2008 and May 31, 2007 was five years.  In our proforma information required under SFAS123(R) for fiscal 2006, we accounted for forfeitures as they occurred.

In November 2005, FASB issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FAS 123R-3”).  We have elected to adopt the alternative transition method provided in FAS 123R-3.  The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. SFAS No. 123(R)

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation (continued)

requires the cash flows resulting from such excess tax benefits to be classified as financing cash flows. During the year ended May 31, 2007, we classified excess tax benefits of $25,645 as financing cash inflows.

The stock options exercised and canceled during the year ended May 31, 2008 resulted in a net reduction in a deferred income tax asset of $636,245 because the share-based compensation cost previously recognized by us was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of exercise. This reduction in the deferred income tax asset resulted in a reduction to our APIC pool of $25,645. The remaining reduction in the deferred income tax asset in excess of our APIC pool of $414,782 resulted in an increase in our effective income tax rate for the year ended May 31, 2008 and an increase in our income taxes payable of $195,818.

Summary of Assumptions and Activity
The following table illustrates the effect on net income per share for the year ended May 31, 2006 as if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black-Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period:

Year Ended May 31, 2006
Net income - as reported	$28,672,688

Add: Share-based employee compensation included in net income, net of tax effects	120,000

Deduct: Share-based employee compensation expense determined under fair value method, net of tax effects	(1,639,913)

Net income - pro forma	$27,152,775

Net income per common share - as reported
Basic	$0.09
Diluted	$0.07

Net income per common share - pro forma
Basic	$0.09
Diluted	$0.07

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the fiscal years ended May 31, 2008, 2007 and 2006 is based on the historical volatilities of our common stock.  These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation (continued)

	Year Ended May 31, 2008	Year Ended May 31, 2007	Year Ended May 31, 2006

Expected term	5 yrs	5 yrs	5 yrs
Expected volatility	122 - 128%	146 – 156%	115 – 158%
Risk-free interest rate	2.23 - 4.96%	4.78 - 5.00%	3.78 - 4.93%
Expected dividends	2.82%	-	-

A summary of option activity as of May 31, 2008 and changes during the fiscal year then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2007	7,245,000	$0.40
Options granted	6,625,000	$0.43
Options exercised	(1,282,846)	$0.15
Options forfeited	(4,392,154)	$0.45
Options outstanding at May 31, 2008	8,195,000	$0.44	3.79	$182,900
Options vested and expected to vest at May 31, 2008	7,998,519	$0.44	3.77	$182,900
Options exercisable at May 31, 2008	4,265,372	$0.47	2.95	$182,900

The weighted average grant date fair value of options granted during the fiscal years ended May 31, 2008 and May 31, 2007 was $0.32 and $0.82 per option, respectively. The total intrinsic value of options exercised during the fiscal years ended May 31, 2008 and May 31, 2007 was $562,150 and $290,100, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices.

The aggregate intrinsic value in the table above represents the differences in market price at the close of the year ($0.27 per share on May 31, 2008) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.27) on May 31, 2008.

As of May 31, 2008, there was approximately $977,602 of total unrecognized compensation cost related to employee stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next 42 months.  Approximately $583,000 of the total unrecognized compensation cost relates to 2,000,000 performance options granted to our CEO and 200,000 performance options granted to our V.P of Business Development.  We are not currently recognizing compensation cost relating to these option grants as we have determined that it is not currently probable that the vesting conditions in the grants will be met.  When such vesting conditions are probable to be met, we will record the compensation cost for the grants.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation (continued)

The following table summarizes employee and director stock-based compensation expense related to stock options under SFAS No. 123(R) for the fiscal years ended May 31, 2008 and 2007, which was recorded as follows:

	Year Ended	Year Ended
	May 31, 2008	May 31, 2007
Selling, general and administrative expense	$502,770	$2,356,000

Adoption of Recent Accounting Pronouncements
On June 1, 2007, we adopted FIN 48. This interpretation clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 on June 1, 2007 did not result in any cumulative effect adjustment to retained earnings.  Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.  As of June 1, 2007, we are subject to U.S. Federal income tax examinations for the tax years May 31, 1991 through May 31, 2007, and we are subject to state and local income tax examinations for the tax years May 31, 1999 through May 31, 2007 due to the carryover of net operating losses from previous years.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals and expands disclosures about fair value measurements.  The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements.  The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.  Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements.  The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We expect to adopt SFAS No. 157 on June 1, 2008.  In February 2008, the FASB released FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the fiscal year beginning May 31, 2009.  We are in the process of evaluating the provisions of the statement, but do not anticipate that the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This Statement does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007. We are in the process of evaluating the provisions of the statement, but do not anticipate that the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires acquiring entities in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors the information it needs to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective in fiscal years beginning after December 15, 2008. We expect to adopt SFAS No. 141(R) on June 1, 2009.  We are currently assessing the impact the adoption of SFAS No. 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective in fiscal years beginning after December 15, 2008. We expect to adopt SFAS No. 160 on June 1, 2009.  We are currently assessing the impact the adoption of SFAS No. 160 will have on our consolidated financial statements.

3.  Accounts Receivable

Trade accounts receivable at May 31, 2008 is $538,500, of which $511,541 is held by SSDI.  At May 31, 2007, trade accounts receivable was $352,390, of which $348,890 was held by SSDI. No allowance for doubtful accounts has been recorded for the fiscal years ended May 31, 2008 or 2007.

At May 31, 2008, accounts receivable from our investee PDS was $7,501 with no such amount recorded at May 31, 2007.  The fiscal 2008 balance represents reimbursements we submit to PDS for our legal and related costs incurred in various legal matters of which we are listed as co-defendant with TPL.

4.  Notes Receivable

During fiscal year 2008, SSDI sold a membership interest in its subsidiary DataSecurus, LLC (now known as Talis) to an unrelated third party for $100,000 in cash and a $50,000 non-interest bearing note receivable due in June 2008.  On June 1, 2008, SSDI assigned the $50,000 note receivable to us and we agreed to reduce the amount of our line of credit with SSDI by the amount of the note receivable.  On June 26, 2008, we were paid in full by the third party debtor.

On May 30, 2008, we purchased a secured convertible promissory note from Crossflo Systems, Inc., a California corporation (“Crossflo”) with a face amount of $400,000.  Interest accrues on the note at a rate of 5.25% per annum and will be due with principal at the earlier of (i) September 30, 2008, (ii) consummation of a equity financing by Crossflo which closes on or before September 30, 2008, in which Crossflo  sells and issues shares of its convertible preferred stock resulting in aggregate gross proceeds to Crossflo of at least $2.5 million (a “Qualified Financing”), or (iii) upon or after the occurrence of an event of default, as defined.  The note is secured by substantially all assets of Crossflo.

The Crossflo note receivable is convertible at our option, at any time prior to September 30, 2008, into shares of Crossflo’s Series F convertible preferred stock equal to 4% of Crossflo’s then issued and outstanding equity securities. In addition, the entire principal is automatically convertible into shares of Crossflo’s Series F convertible preferred stock at the closing of a Qualified Financing. The number of shares of Series F convertible preferred stock to be issued upon automatic conversion of the principal amount is the greater of (i) 4% of Crossflo’s then issued and outstanding equity securities, and (ii) the principal amount divided by the per share purchase price paid by the investors participating in the Qualified Financing. Upon an event of default, as defined, the principal amount of the note may be converted into shares of Crossflo’s Series F convertible preferred stock equal to 4% of Crossflo’s then issued and outstanding equity securities. Upon maturity on September 30, 2008, the principal amount of the note will automatically be converted into shares of Crossflo’s Series F convertible preferred stock equal to 4% of Crossflo’s then issued and outstanding equity securities.

Upon conversion of the principal amount of the note pursuant to the above, we are entitled to receive shares of Crossflo’s common stock equal to all accrued and unpaid interest divided by $0.20.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Notes Receivable (continued)

In connection with our purchase of the secured convertible promissory note from Crossflo, we also received a warrant to purchase 200,000 shares of Crossflo’s common stock at $0.20 per share.  Notwithstanding the foregoing, in the event a Qualified Financing is not consummated prior to September 30, 2008, the warrant will instead be exercisable into 1,000,000 shares of Crossflo’s common stock at $0.20 per share.  The warrant is exercisable until the earlier of (i) October 11, 2012, (ii) the closing of an underwritten public offering by Crossflo pursuant to a registration statement under the Securities Act, (iii) the closing of a merger or other reorganization by Crossflo with another entity, or (iv) the closing of a sale of all or substantially all of the assets of Crossflo.  The value attributed to the warrant was insignificant, and accordingly, the principal amount of the loan has been recorded as a note receivable at May 31, 2008.

As of May 31, 2008, the balance of the note receivable is $400,115, including accrued interest receivable of $115 recognized during the year ended May 31, 2008.

On November 22, 2006, we entered into a Revolving Line of Credit Facility Agreement (the “Line of Credit Agreement”) with Holocom Networks (“Holocom”) which provided for borrowings of up to $700,000 under a revolving line of credit extended by us to Holocom. On November 22, 2006, we advanced Holocom $350,000 and further advanced an additional $230,000 during the three months ended February 28, 2007. Borrowings under the Line of Credit Agreement were used by Holocom for its operating cash flow needs. The borrowings bore interest at the prime rate, as announced by Bank of America, plus 2% per annum, and interest-only payments were due monthly. Pursuant to the terms of the Line of Credit Agreement, all unpaid principal and accrued and unpaid interest was due February 22, 2007. Borrowings under the Line of Credit Agreement were collateralized by substantially all of the assets of Holocom.

During the quarter ended February 28, 2007, we determined that the outstanding borrowings under the Line of Credit Agreement of $589,551, which included accrued interest and late fees of $9,551, were uncollectible as Holocom was unable to make the required interest payments. As a result, we foreclosed on the assets of Holocom. At the foreclosure sale, we acquired the patents, trademarks, equipment, inventory, and certain other collateral of Holocom pursuant to the terms of a Security Agreement entered into between us and Holocom in connection with the Line of Credit Agreement.

We originally accounted for our loan receivable, and related accrued interest, due from Holocom at cost. In accordance with SFAS No. 114, Accounting by Creditors for Impairments of a Loan, based on current information and events, we determined that we were unable to collect all amounts due from Holocom according to the contractual terms of the Line of Credit Agreement. As a result, we determined that the loan receivable was impaired. Accordingly, we recorded an impairment loss of $339,551 during the three months ended February 28, 2007. The impairment loss was determined based on an independent valuation of the assets of Holocom acquired in the foreclosure sale and management’s analysis of the fair value of such assets at time of acquisition.

The fair value of the assets acquired in foreclosure of $250,000 was contributed to SSDI.

5. Inventory

Inventory at May 31, 2008, consisted of raw materials of $142,410 and finished goods of $245,731.  Inventory at May 31, 2007, consisted of raw materials of $46,361.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

6. Investments in Marketable Securities

The following table summarizes unrealized losses on our investments in marketable securities based on the valuation by Houlihan Smith & Company Inc. at May 31, 2008:

	As of May 31, 2008
	Cost	Gross Unrealized Losses	Estimated Fair Value
Short-term
Accrued interest - auction rate securities	$288,099	$—	$288,099

Long-term
Auction rate securities	12,900,000	(372,325)	12,527,675

Total	$13,188,099	$(372,325)	$12,815,774

As of May 31, 2008, we held auction rate securities with a par value totaling $12.9 million that failed to sell at auction.  In the event we need to access funds invested in these auction rate securities we would not be able to liquidate these securities until (i) a future auction of these securities is successful, (ii) they are refinanced and redeemed by the issuers, or (iii) a buyer is found outside of the auction process.  The investments consist of student loan auction rate instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (“FFELP”).  These investments are of high credit quality and the AAA credit ratings of the investments have been reaffirmed since May 2008.  These instruments are collateralized in excess of the underlying obligations, are insured by the various state educational agencies, and are guaranteed by the Department of Education as an insurer of last resort.  We have the intent and the ability to hold these investments until the anticipated recovery period.

Due to the uncertainty surrounding the timing of a market recovery, we have classified our auction rate securities as long- term investments in our consolidated balance sheet as of May 31, 2008.  As a result of temporary declines in the fair value of our auction rate securities, which we attribute to liquidity issues rather than credit issues, we have recorded an unrealized loss of $220,617 in other comprehensive income at May 31, 2008, which represents the gross valuation adjustment of $372,325, net of the related tax benefit of $151,708.

We will continue to evaluate the fair value of our investments in auction rate securities each reporting period for a potential other-than-temporary impairment.

During June 2008 we obtained a credit facility for as long as needed, which provides for financing up to 50% of the par value balance of our outstanding auction rate securities. The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee, and if drawn upon will bear interest at the federal funds rate plus 3%.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

7. Property and Equipment

Property and equipment consisted of the following at May 31, 2008 and 2007:

	2008	2007
Computer equipment and software	$50,802	$42,270
Furniture and fixtures	72,981	72,454
Leasehold improvements	5,046	-
	128,829	114,724
Le LLess: accumulated depreciation and amortization	(60,325)	(29,206)
Net property and equipment	$68,504	$85,518

Depreciation and amortization expense related to property and equipment was $36,359, $24,352 and $24,591 for the years ended May 31, 2008, 2007 and 2006, respectively.

8. License Agreements

In February 2005, we entered into two separate licensing agreements with one customer for our patent portfolio and Ignite microprocessor technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for maintenance services. Maintenance under the agreement is expected to be provided over a period not to exceed four years. Maintenance revenue recognized during the fiscal years ended May 31, 2008, 2007 and 2006 was $25,000 per year. The payment terms of the agreements required aggregate payments of $300,000 at the time of execution, three quarterly payments of $750,000 each on April 1, August 15, and November 15, 2005 and one final payment of $500,000 on February 15, 2006. The $500,000 payment due on February 15, 2006 was paid in March 2006. Total payments received in fiscal 2005 amounted to $1,050,000, and total payments received in fiscal 2006 amounted to $2,000,000. The agreements also provide for the future payment of royalties to us based on sales of product using the Ignite licensed technology. In connection with this license agreement, we became obligated to the co-inventor of the patent portfolio technology for $207,600 pursuant to a July 2004 agreement under which we were obligated to pay a percentage of all patent portfolio licensing proceeds to the co-inventor. The amount due under that license was payable in four installments of $51,900. The co-inventor of the patent portfolio technology filed a lawsuit against us seeking damages and/or enforcement of the July 2004 agreement. We challenged the enforceability of the agreement by counterclaim in that action. On February 14, 2007, a settlement of the litigation was finalized. Terms of the settlement required us to pay $3,400,000 in cash on February 14, 2007 and $3,000,000 on May 1, 2007, which amounted to approximately the debt claimed by the co-inventor to be owed to him under the July 2004 agreement. In addition, the settlement required us to make a donation of $15,000 on February 14, 2007 on behalf of Russell H. Fish III (“Fish”) to Maasai Power and Education Project, Inc., and to pay Fish the equivalent of 4% of 50% of the next $100 million of gross license fees as they are collected by PDS and as distributions are made to us, after excluding the first $20 million collected by PDS after December 1, 2006. Our commitment to make payments to Fish related to such future license revenues was limited to $2 million. During the fiscal years ended May 31, 2008 and 2007, we recorded $836,400 and $7,524,537, respectively in settlement and license expenses relating to royalty payments due to the Fish parties.  In January 2008, we made the final payment under the Fish settlement agreement.

9. Investments in Affiliated Companies

Phoenix Digital Solutions, LLC

On June 7, 2005, we entered into a Master Agreement (the “Master Agreement”) with TPL, and Charles H. Moore (“Moore”), the co-inventor of certain of our technology, pursuant to which we, TPL and Moore resolved all legal disputes between us. Pursuant to the Master Agreement, we and TPL entered into the Limited Liability Company Operating Agreement of PDS (the “LLC Agreement”) into which we and Moore contributed our rights to certain of our technologies.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Investments in Affiliated Companies (continued)

We and TPL each own 50% of the membership interests of PDS, and each of us has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, we and TPL agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. Neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement. PDS has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by TPL on behalf of PDS. During the fiscal years ended May 31, 2008, 2007 and 2006, PDS paid $2,952,362, $3,871,602 and $2,500,000, respectively, to TPL pursuant to this commitment.

We are accounting for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’ net income of $19,926,145, $48,965,084 and $27,848,363 during the years ended May 31, 2008, 2007 and 2006, respectively, as an increase in our investment. Cash distributions of $20,288,124, $50,034,029 and $25,895,449 received from PDS during the years ended May 31, 2008, 2007 and 2006, respectively, have been recorded as a reduction in our investment. Our investment in PDS of $2,521,990 and $2,883,969 at May 31, 2008 and 2007, respectively,  and has been recorded as “Investments in Affiliated Companies”.  We have recorded our share of PDS’ net income as “Equity in Earnings of Affiliated Companies” in the accompanying consolidated statements of income for the years ended May 31, 2008, 2007 and 2006.

Concurrently with forming PDS, we entered into a license agreement with a third party pursuant to which we received $10,000,000.  This amount was recorded as license revenue during the year ended May 31, 2006. In connection with entering into the license agreement and forming PDS, we incurred various cash and non-cash expenses. Direct, incremental cash costs incurred with the transactions included $170,000 paid to a committee of our board of directors for their efforts in consummating the transactions, approximately $1,328,000 paid to certain of our warrant holders to obtain their approval of the agreement and release of their lien and blocking rights. Additionally, $960,000 was paid to the co-inventor of the technology.

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

During the years ended May 31, 2008, 2007 and 2006, TPL entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of approximately $59,283,000, $110,879,000 and $60,000,000, respectively.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Investments in Affiliated Companies (continued)

The condensed balance sheets of PDS at May 31, 2008 and 2007 and statements of income of PDS for the years ended May 31, 2008, 2007 and 2006 are as follows:

Condensed Balance Sheets

ASSETS:

	2008	2007
Cash and cash equivalents	$8,260,288	$6,989,847
Prepaid expenses	-	175,000
Total assets	$8,260,288	$7,164,847

LIABILITIES AND MEMBERS’ EQUITY:

Accounts payable and accrued expenses	$3,204,519	$1,385,118
Income taxes payable	11,790	11,790
Members’ equity	5,043,979	5,767,939
Total liabilities and members’ equity	$8,260,288	$7,164,847

Condensed Statements of Income

	2008	2007	2006
License revenues	$59,282,971	$110,878,985	$60,000,000
Operating expenses	18,627,032	12,189,575	4,486,955
Operating income	40,655,939	98,689,410	55,513,045
Interest income	216,902	421,407	183,682
Income before income taxes	40,872,841	99,110,817	55,696,727
Provision for income taxes	11,790	11,790	-
Net income	$40,861,051	$99,099,027	$55,696,727

Talis Data Systems, LLC

On May 16, 2008, we paid $400,000 to acquire a 15.09% share in Talis, a company that produces multi-domain computer and network security products to government, military, and enterprise customers. Talis develops and markets PCs incorporating the company's Datagent security device, a patented, hardware based data security solution that avoids the vulnerability of software–based approaches.

On August 1, 2008, we increased our investment in Talis to 37.4% as a result of purchasing additional shares offered by Talis, as well as acquiring shares from minority shareholders which included the acquisition of all Talis shares previously held by SSDI. The acquisition of SSDI’s Talis shares was made for $100,000 in cash and a reduction on their outstanding line of credit of $219,000.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Investments in Affiliated Companies (continued)

We are accounting for our investment in Talis under the equity method of accounting, as our limited liability company share is deemed more than minor.  We have recorded our share of Talis’ net loss of $8,376 during the period ended May 31, 2008 as a decrease in our investment.  Our investment in Talis is $391,624 at May 31, 2008 and has been recorded as “Investments in Affiliated Companies”.  We have recorded our share of Talis’ net loss as “Equity in Earnings of Affiliated Companies” in the accompanying consolidated statement of income for the year ended May 31, 2008.

10. Consolidated Variable Interest Entity

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

On March 27, 2007, we entered into an 18-month revolving line of credit with SSDI for a maximum amount of $500,000. The line of credit matures on September 27, 2008. If we do not provide notice to SSDI at least 90 days prior to the maturity date, the maturity date automatically extends 12 months. The line of credit is collateralized by all assets presently owned or hereafter acquired by SSDI. The carrying value of the collateral is approximately $765,861 at May 31, 2008. The creditors of SSDI do not have recourse to our other assets. During the fiscal years ended May 31, 2008 and 2007 we advanced $250,000 and $250,000, respectively, under terms of the agreement.  The total amount drawn on the line of credit at May 31, 2008 is $500,000 of which $100,000 has been repaid. On June 18, 2008, we gave SSDI notice under terms of the line of credit that we would not be extending the maturity date by the additional twelve month period provided for in the line of credit. As a result, the line of credit will terminate, and full payment of any outstanding balance will be due on September 27, 2008.

The line of credit carries a floating interest rate which is defined as the prime rate as announced by Bank of America. At May 31, 2008, the interest rate on the note was 5.00%. SSDI is required to make minimum monthly payments on the line consisting of unpaid and accrued interest on the first day of the month following the initial advance.

During the quarter ended February 29, 2008 we subordinated our interest in the repayment of principal due under the revolving line of credit, up to a maximum of $100,000, for the benefit of a customer of SSDI.

As a result of the line of credit, we have a variable interest in SSDI, a variable interest entity, and we have determined that we are the primary beneficiary as we absorb more than half of the variable interest entity’s expected losses. FIN 46(R) requires us to consolidate SSDI as long as we are deemed to be the primary beneficiary. The equity interests of SSDI not owned by us are reported as a minority interest in our May 31, 2008 and 2007 consolidated balance sheets.  As of May 31, 2007, the noncontrolling interest in SSDI, which we are required to consolidate as we are the primary beneficiary, has been reduced to zero due to the initial allocation of losses prior to the period in which we were required to consolidate. If a noncontrolling interest has been reduced to zero, the primary beneficiary must absorb any losses that are in excess of the value of the noncontrolling interest’s equity. For the period in which we were initially required to consolidate, March 27, 2007 through May 31, 2007 we absorbed $169,913 of SSDI’s losses as we are the primary beneficiary.  For the fiscal year ended May 31, 2008, SSDI had net income of $285,319 after taxes.  Under the provisions of FIN 46 (R), we are able to recover our absorbed losses before allocating income to the noncontrolling interest.  At May 31, 2008 the minority interest presented in our consolidated financial statements is $115,406, the amount of SSDI’s fiscal 2008 net income after taxes less our absorbed losses during fiscal 2007.

Prior to initial consolidation, we recognized a $126,746 impairment loss on our investment for the losses of SSDI for the period February 2007 through March 26, 2007.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Consolidated Variable Interest Entity (continued)

Upon initial consolidation of the variable interest entity, on March 27, 2007, $251,146 of current assets, $43,199 of net property and equipment, $47,240 of other assets, $98,331 of current liabilities and no minority interest were included on the consolidated balance sheet.

During the three months ended August 31, 2007, SSDI sold a membership interest in DataSecurus, LLC (now known as Talis Data Systems, LLC) to an unrelated third party for $100,000 in cash and a $50,000 note receivable due June 1, 2008.  On June 1, 2008, SSDI assigned this note receivable to us and we agreed to reduce the amount of our line of credit with SSDI by the amount of the note.  On June 26, 2008 we were paid in full by the third party debtor.

 SSDI has a 2007 Stock Option Plan that covers its employees, directors, and consultants and provides for the granting of options to acquire up to 500,000 shares of SSDI’s common stock.  The options under this plan are not tied to our common stock and do not have a dilutive effect on our shareholders.  Any option granted under the plan must be exercised within ten years of the date they are granted.  During the fiscal year ended May 31, 2008, SSDI granted options to purchase 393,500 shares of its common stock at $0.10 per share under this plan.  At May 31, 2008, options to purchase 354,500 shares of SSDI’s common stock are outstanding, 45,900 of the outstanding options are exercisable due to vesting provisions within the options and 39,000 shares have been forfeited/cancelled.

The weighted average grant date fair value of SSDI’s options granted during the fiscal year ended May 31, 2008 was $0.06 per option.

As of May 31, 2008, there was approximately $13,095 of total unrecognized compensation cost related to employee stock option compensation arrangements.  That cost is expected to be recognized by SSDI on a straight-line basis over the next 24 months.

During the fiscal year ended May 31, 2008, SSDI recognized $7,201 of employee, consultant and director stock-based compensation expense related to stock options under SFAS No. 123(R).

11. Accrued Expenses and Other

At May 31, 2008 and 2007, accrued expenses and other consisted of the following:

	2008	2007
Accrued lease obligation	$4,006	$7,279
Deferred maintenance fee	18,750	43,750
Compensation and benefits	210,153	75,068
Deferred material credit	95,377	163,399
Accrued expenses	45,562	-
Royalties payable	-	797,000
	$373,848	$1,086,496

12. Convertible Debentures

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Convertible Debentures (continued)

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

Except for one debenture issued on March 23, 2004, we are responsible for registering the resale of the shares of our common stock which will be issued on the conversion of the debentures. As of May 31, 2008, there have been seven registration statements. The convertible debentures were secured by substantially all our assets.

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

During the year ended May 31, 2006, the value of the warrant and derivative liabilities increased by $2,456,736 which is reflected as a component of other income (expense) in the accompanying consolidated statement of income.

During the year ended May 31, 2006, we entered into two reset agreements with the debenture holders to fix the conversion price of the then outstanding debentures at their current price. We determined that one of the debt modifications did not result in a debt extinguishment under EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, or EITF Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues. In connection with the reset agreement of one of the outstanding debentures, we issued 7,000,000 warrants to the debenture holder as consideration for entering into the reset agreement. We determined that the issuance of the warrants, in connection with the reset agreement, resulted in a debt extinguishment under EITF Issue No. 96-19. Accordingly, we recorded the fair value of the warrants issued of $445,427 as a loss on debt extinguishment in the accompanying consolidated statement of income for the year ended May 31, 2006.

During the year ended May 31, 2006, holders of debentures with a principal balance of $880,668 converted their debentures, together with accrued interest thereon of $118,369, into 30,819,187 shares of our common stock.  As of May 31, 2006, all outstanding debentures were repaid or converted into shares of our common stock.

As a result of the settlement of the remaining debentures during 2006, we reclassified $6,743,935 related to the fair values of all outstanding warrants at the date of settlement to additional paid-in capital.

We recorded the fair value of the derivative instruments and warrants as a debt discount which was amortized to interest expense over the term of the convertible debentures. During the year ended May 31, 2006, we recorded interest expense of $412,879 related to the amortization of the debt discount. If the total fair value of the derivative instruments and warrants was in excess of the proceeds received on the convertible debentures, we recorded the excess as additional interest expense. Since no convertible debentures or warrants in connection with convertible debentures were issued during the year ended May 31, 2006, no excess fair value was recorded during fiscal 2006.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

13. Stockholders’ Equity

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market.  The repurchase plan has no maximum number of shares and is solely at the discretion of the Board of Directors. The repurchase plan has no set expiration date.

The following table summarizes share repurchases during the years ended May 31, 2008 and 2007:

	2008	2007
Number of shares repurchased	8,096,721	13,467,527
Aggregate cost	$3,891,094	$8,832,078

Dividends

During February 2007, we announced dividends of $0.02 per share to shareholders and qualified warrant holders of record as of March 6, 2007. The dividend of $8,114,774 was paid on April 9, 2007. During this time, we announced a semi-annual dividend policy contingent upon our financial condition, other possible applications of available resources, and relevant business considerations.

During February 2006, we announced a dividend of $0.02 per share of common stock for stockholders of record and qualified warrant holders as of February 24, 2006. The dividend of $8,114,378 was paid in March 2006. In March 2006, we announced a dividend of $0.04 per share of common stock for stockholders of record and qualified warrant holders as of March 31, 2006. The dividend of $16,583,959 was paid in April 2006

Private Stock Offerings

On July 22, 2005, 625,000 shares of common stock valued at $0.13 per share (based on the fair value on the date of issuance) were issued to the co-inventor of certain technology. We recorded an expense of $81,250 in connection with the issuance of these shares.

On March 21, 2006, 193,548 shares of common stock valued at $1.53 per share (based on the fair value on the date of issuance) were issued to a former debenture holder in connection with a dispute regarding the number of shares of common stock issued upon conversion. We recorded an expense of $296,129 in connection with the issuance of these shares.

On November 5, 2007, 200,000 shares of common stock valued at $0.50 per share (based on the fair value on the date of issuance) were issued to a former officer in connection with a legal settlement.  We recorded an expense of $100,000 in connection with the issuance of these shares.

Warrants

At May 31, 2006, we had warrants outstanding to purchase 53,349,220 common shares at exercise prices ranging from $0.02 to $1.00 per share, expiring at various dates through 2012. Some of those outstanding warrants were not exercisable as of May 31, 2006 as they were subject to meeting vesting criteria. During the year ended May 31, 2006, we issued warrants to purchase 12,457,049 shares of common stock, investors exercised warrants to purchase 8,728,544 shares of common stock for proceeds of $470,657 and investors exercised warrants of 44,110,139 to purchase 41,245,473 shares of common stock on a cashless basis. During the year ended May 31, 2006, we cancelled warrants to purchase 13,391,727 shares of our common stock. Included in the aforementioned warrants issued during the year ended May 31, 2006 were warrants to purchase 300,000 shares of common stock issued to a consultant. The value of these warrants of $176,866 was recorded as an expense during the year ended May 31, 2006. We also granted new warrants and agreed to re-price certain outstanding warrants in

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

order to obtain the necessary approvals from certain security interest holders as well as to obtain the release of their security interests in our intellectual property, and to finalize the LLC Agreement to form PDS.   As additional consideration to the warrant holders for providing approval for the transaction, we agreed to reset the per share exercise price of approximately 35,000,000 warrants to $0.015 for which the warrant holders also conveyed other warrants to acquire 12,000,000 shares back to us (see Note 9).

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

Effective February 9, 2006, we entered into “Reset Agreements” with certain warrant holders and received waivers from the warrant holders with regard to certain terms of certain warrants held by the warrant holders. Under the terms of the Reset Agreements, we and the warrant holders agreed to amend the terms of (i) each of the warrants held by the warrant holders such that the exercise price of the warrants is no longer subject to downward resets based on the trading price of our common stock, and (ii) each of the debentures held by the warrant holders such that the conversion price of the debentures is fixed at its current level. No additional expense was required for the modification of the exercise price of the warrants since the new fixed price of the warrants was equal to the original exercise price at date of issuance or was equal to the then reset price in effect for which we had previously recognized an expense for the modification. Under the terms of the Reset Agreements, we and the warrant holders also agreed to amend all of the agreements entered into between us and the warrant holders that limit the ability of the warrant holders to be the beneficial owner of more than 4.99% of our common stock to be amended to provide that the warrant holders may not, through the exercise of warrants, the conversion of debentures, or otherwise, be the beneficial owner of more than 9.99% of our common stock.

Under the terms of the waiver agreements, the warrant holders agreed to amend their rights under the terms of certain warrants held by each of them to receive a payment in the event of a payment of a dividend by us. Prior to entering into the waiver agreements, if at any time after the issuance date of the subject warrants, we made any distributions to holders of our common stock, the warrant holders would be entitled to receive a payment equal to the amount of such distribution which would have been payable to them had they owned the shares of common stock issuable upon exercise of the subject warrants as of the record date for the distribution. Under the terms of the waiver agreement, if the market price of our common stock on the record date for a distribution is greater than or equal to $0.15 per share, the payment to the warrant holders would be reduced to the amount which would be payable to the warrant holders had they engaged in a cashless exercise of the subject warrants as of the record date for the distribution. In consideration for entering into the agreements, we issued warrants for the right to acquire 7,000,000 shares of our common stock to one warrant holder and recognized a loss on debt extinguishment of $445,427 (see Note 12).

In connection with a previous debt agreement, we entered into an Antidilution Agreement (the “Antidilution Agreement”) with Swartz Private Equity, LLC (“Swartz”) wherein we were obligated to issue to Swartz warrants equal to 11% of the common stock issued between January 28, 2002 and March 11, 2002, 20% of the common stock issued between March 12, 2002 and April 1, 2003, and after April 1, 2003, 30% of the common stock issued to any parties other than Swartz. There were no warrants issued during the years ended May 31, 2007 or 2006 in connection with the Antidilution agreement. On October 10, 2006, we entered into an Approval Rights Agreement and Termination of Antidilution Agreement and Addendum to Warrants (the “Termination Agreement”) with Swartz to terminate the Antidilution Agreement. In consideration for entering into the Termination Agreement, we agreed that through May 31, 2008 we would obtain Swartz’s written approval at least 30 days prior to entering into (i) any acquisition of any business entity or asset of any kind where the aggregate number of shares of common stock and derivative securities (on a fully diluted basis) issued as consideration for the acquisition equals or exceeds 10% of the number of shares of our common stock outstanding at the time of the acquisition (on a fully diluted basis) or (ii) any acquisition (regardless of size) by us of any business entity or asset of any kind that is not unanimously approved by our board of directors.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

At May 31, 2007, we had warrants outstanding to purchase 12,060,915 common shares at exercise prices ranging from $0.02 to $1.00 per share, expiring at various dates through 2012. Some of those outstanding warrants were not exercisable as of May 31, 2007 as they were subject to meeting vesting criteria. During the year ended May 31, 2007, investors exercised warrants to purchase 1,272,500 shares of common stock for proceeds of $172,250 and investors exercised warrants of 40,000,805 to purchase 38,681,396 shares of common stock on a cashless basis. During the year ended May 31, 2007, 15,000 warrants expired and 1,319,409 warrants were cancelled due to cashless exercises.

At May 31, 2008, we had warrants outstanding to purchase 300,000 common shares at exercise prices ranging from $0.20 to $1.00 per share, expiring at various dates through 2011.  During the year ended May 31, 2008, we issued no warrants to purchase shares of common stock, an investor exercised warrants to purchase 125,000 shares of common stock for proceeds of $6,250, 1,933,259 warrants expired or were cancelled due to cashless exercises, 3,700,000 warrants were exercised utilizing the cashless method of exercise for 2,702,656 shares, and we repurchased 7,000,000 warrants for $2,760,900 under terms of our warrant repurchase agreement with Lincoln Ventures, LLC.

On August 1, 2008, we issued a warrant to purchase 250,000 shares of our common stock for $0.23 per share to our institutional investor relations firm.  The warrant is subject to vesting provisions.

The following table presents outstanding warrants at May 31, 2008 and 2007:

	2008	2007

Issued in conjunction with:
Convertible debentures	-	560,915
Anti-dilution agreements	-	-
Equity lines of credit	-	-
Waiver agreements	-	7,000,000
Other	300,000	4,500,000

Total warrants outstanding	300,000	12,060,915

1996 Stock Option Plan

Effective March 1996, as amended, we adopted the 1996 Stock Option Plan. Under the 1996 Stock Option Plan, which expired March 24, 2006, options to purchase up to 4,000,000 shares of our common stock may be granted to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 1996 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal year ended May 31, 2006, we granted options to purchase 50,000 shares of common stock at market value, under the 1996 Stock Option Plan. As of May 31, 2008, options to purchase 100,000 shares of common stock are outstanding under the 1996 Stock Option Plan. The options outstanding continue to be governed by the terms of the 1996 Stock Option Plan.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

2001 Stock Option Plan

The 2001 Stock Option Plan, which expires in February 2011, provides for the granting of options to purchase up to 3,000,000 shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2001 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal years ended May 31, 2008, 2007 and 2006, we granted options to purchase 699,000, 230,000 and 145,000 shares of our common stock, respectively, at market value, under this plan. As of May 31, 2008, options to purchase 874,000 shares of common stock are outstanding under the 2001 Stock Option Plan.

2003 Stock Option Plan

The 2003 Stock Option Plan, which expires in 2013, provides for the granting of options to acquire up to 6,000,000 shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2003 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal years ended May 31, 2008 and 2006, we granted options to purchase 3,723,000 and 1,550,000 shares of our common stock, respectively, at market value, under this plan. There were no grants made under the 2003 Stock Option Plan during the fiscal year ended May 31, 2007. As of May 31, 2008, options to purchase 2,973,000 shares of common stock are outstanding under the 2003 Stock Option Plan.

2006 Stock Option Plan

The 2006 Stock Option Plan, which expires in 2016, provides for the granting of options to acquire up to 5,000,000 shares, with a limit of 3,000,000 Incentive Stock Option (“ISO”) shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2006 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). On March 11, 2008 we amended our 2006 Stock Option Plan to increase the total number of shares of our common stock issuable under the plan from 5,000,000 to 7,000,000.  Shareholders will be asked to ratify the amendment to the plan at our next annual meeting.  During the fiscal years ended May 31, 2008, 2007 and 2006, we granted options to purchase 2,203,000, 1,070,000 and 2,050,000 shares of our common stock, respectively, under this plan, 200,000, 70,000 and 192,857 shares, respectively, of which were ISOs. In connection with May 31, 2006 option grants, we recognized compensation expense of $120,000 related to options granted below the fair market value of our common stock at the date of grant. As of May 31, 2008, options to purchase 4,248,000 shares of common stock are outstanding under the 2006 Stock Option Plan.

On June 5, 2006, we issued options to acquire 1,500,000 shares of our common stock at a per share price of $0.165 to an officer outside of the above referenced plans.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

A summary of the status of our stock option plans and warrants as of May 31, 2008, 2007 and 2006 and changes during the years ended on those dates is presented below:

	Options		Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, June 1, 2005	7,148,000	$0.13	109,122,581	$0.04
Granted	3,795,000	0.46	12,457,049	0.09
Cancelled/Expired	(1,387,000)	0.30	(13,391,727)	0.05
Repurchased	-	-	(2,000,000)	0.02
Exercised	(4,096,000)	0.09	(52,838,683)	0.03

Outstanding, May 31, 2006	5,460,000	0.34	53,349,220	0.05
Granted	2,800,000	0.39	-	-
Cancelled/Expired	(500,000)	0.09	(1,334,409)	0.03
Exercised	(515,000)	0.08	(39,953,896)	0.03

Outstanding, May 31, 2007	7,245,000	0.40	12,060,915	0.10
Granted	6,625,000	0.43	-	-
Cancelled/Expired	(4,392,154)	0.45	(1,933,259)	0.09
Repurchased	-	-	(7,000,000)	0.08
Exercised	(1,282,846)	0.15	(2,827,656)	0.12

Outstanding, May 31, 2008	8,195,000	$0.44	300,000	$0.57

Exercisable, May 31, 2006	5,115,000	$0.35	52,849,220	$0.05

Exercisable, May 31, 2007	7,245,000	$0.40	11,685,915	$0.10

Exercisable, May 31, 2008	4,265,372	$0.47	300,000	$0.57

Weighted average fair value of options and warrants granted during the year ended May 31, 2006		$0.49		$0.19

Weighted average fair value of options granted during the year ended May 31, 2007		$0.82		$-

Weighted average fair value of options granted during the year ended May 31, 2008		$0.32		$-

Included in the above table are certain options and warrants for which vesting is contingent based on various future performance measures.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

The following table summarizes information about stock options and warrants outstanding at May 31, 2008:

	Range of Exercise Prices	Outstanding			Exercisable
		Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Options	$ 0.05-0.20	1,350,000	1.82	$0.13	1,350,000	$0.13
	0.30-0.50	4,625,000	4.66	0.41	695,372	0.43
	0.60-0.90	2,220,000	3.16	0.68	2,220,000	0.68
	$ 0.05-0.90	8,195,000	3.79	$0.44	4,265,372	$0.47

Warrants	$ 0.20-1.00	300,000	2.72	$0.57	300,000	$0.57

14. Income Taxes

The provision (benefit) for income taxes is as follows for the years ended May 31:

	2008	2007	2006
Current:
Federal	$12,540,914	$-	$-
State	3,973,734	972,064	-
Total current	16,514,648	972,064	-

Deferred:
Federal	(7,615,720)	7,767,761	-
State	(2,472,899)	2,015,208	-
Total deferred	(10,088,619)	9,782,969	-
Total provision	$6,426,029	$10,755,033	$-

No provision for income taxes was recorded for the year ended May 31, 2006 due to the significant net operating loss carryforwards.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Income Taxes (continued)

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended May 31:

	2008		2007		2006

Statutory federal income tax rate	35.0%		34.0%		34.0%
State income tax rate, net of Federal effect	6.1%		5.7%		-%
Change in tax rate	1.3%		-%		-%
Change in deferred tax related to non cash compensation	2.2%		-%		-%
Foreign tax credit	(3.7	) %	-%		-%
Other	-%		0.3%		-%
(Decrease) increase in valuation allowance	(0.6	) %	(8.7	) %	(34.0	) %

Effective income tax rate	40.3%		31.0%		-%

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of asset and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets are as follows as of May 31:

	2008	2007
Current deferred tax assets (liabilities):
Net operating loss carryforwards	$-	$1,894,097
Accruals and state taxes	1,412,500	376,257
Basis difference in fixed assets	-	-
Basis difference in intangibles	-	-
Investment in affiliated companies	-	-
Credits	-	242,411
Less: valuation allowance	(21,668)	(72,790)
Total net deferred tax asset	1,390,832	2,439,975

Long-term deferred tax assets (liabilities):
Investment in affiliated company	(2,682,823)	(14,128,084)
Basis difference in fixed assets	(1,918)	(2,870)
Basis difference in intangibles	927,088	1,072,117
Stock based compensation expense	235,779	835,893
Impairment of note receivable	148,859	-
Deferred state taxes	94,796	-
Other comprehensive loss	163,227	-
Capital loss carryover	29,811	-
Total net long-term deferred tax liability	(1,085,181)	(12,222,944)
Net deferred tax asset (liability)	$305,651	$(9,782,969)

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Income Taxes (continued)

At May 31, 2008, the $21,668 valuation allowance above relates entirely to SSDI as management has not determined that it is more likely than not that the deferred tax asset relating to various accruals will be realized.  For federal and state tax purposes, SSDI is not consolidated with our corporate income tax filings. SSDI is consolidated however, in the components of our net deferred tax assets and liabilities as indicated above.

During fiscal year 2007, the valuation allowance of $2,872,255 relating to our deferred tax assets was released as we determined that we would utilize our net operating loss carryforwards and other deferred tax assets. For federal and state tax purposes, SSDI is not consolidated with our corporate income tax filings. SSDI is consolidated however, in the components of our net deferred tax assets and liabilities as indicated above. The $72,790 valuation allowance above relates entirely to SSDI as management has not determined that it is more likely than not that the deferred tax asset relating to net operating loss carryforwards will be realized.

During fiscal year 2008, we have utilized our remaining federal net operating loss carryforward of approximately $4,870,000 and our general business credit carryforward of $242,411.

On June 1, 2007, we adopted FIN 48. This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 on June 1, 2007 did not result in any cumulative effect adjustment to retained earnings.  Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.  As of June 1, 2007, we are subject to U.S. Federal income tax examinations for the tax years May 31, 1991 through May 31, 2007, and we are subject to state and local income tax examinations for the tax years May 31, 1999 through May 31, 2007 due to the carryover of net operating losses from previous years.

15. Commitments and Contingencies

Litigation

Patent Litigation

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

The Asustek case seeks declaratory relief that its products do not infringe enforceable claims of our '336, '584 and '749 patents.  The Asustek case also seeks a similar declaration with respect to two patents owned by TPL that are not a part of the MMP Portfolio, and as such the Company is not engaged in this aspect of the litigation and defense.  The Acer case seeks declaratory relief that its products do not infringe enforceable claims of our '336, '584 and '749 patents.  The HTC case similarly seeks declaratory relief that its products do not infringe enforceable claims of those three patents and our '148 patent.

On April 25, 2008, the Company and TPL filed five patent infringement lawsuits in the Eastern District of Texas against HTC, Acer and Asustek.  These suits allege infringement by HTC and Acer with respect to our '336 '749 '584 and '148 patents; and by Asustek with respect to our '336, '749 and '584 patents.  On June 4, 2008, the Company and TPL filed patent infringement lawsuits against those parties in the Eastern District of Texas with respect to our '890 patent of the MMP Portfolio.  Motions to dismiss or transfer the Northern District of California actions to the Eastern District of Texas are currently pending with hearings set for August 29, 2008 in the Acer case and September 19, 2008 for the HTC and Asustek

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Commitments and Contingencies (continued)

cases.  At that point we expect to learn where the T-3 (“Acer, Asustek and HTC”) litigation will proceed.  Responsive pleadings in those cases are due at varying times in mid-August and early September 2008.  Similar to the actions in the Northern District of California, the Asustek action in the Eastern District of Texas is inclusive of matters with respect to two patents owned by TPL that are not a part of the MMP Portfolio, and as such we are not engaged in this aspect of the litigation and defense.

Lowell Giffhorn Arbitration

On September 23, 2005, Lowell Giffhorn, a former executive officer and a former director of the Company, submitted a demand for arbitration with the American Arbitration Association related to the termination of Mr. Giffhorn's employment with the Company. Mr. Giffhorn asserted that the termination of his employment with the Company was unlawful, retaliatory, wrongful, violated public policy, violated the covenant of good faith and fair dealing and violated securities laws. Mr. Giffhorn sought damages of approximately $4,500,000 (excluding claims for punitive damages and attorney’s fees). On November 1, 2007, the Company and Mr. Giffhorn reached a settlement where Mr. Giffhorn was given $500,000 and 200,000 shares of restricted Company stock in exchange for a comprehensive release of all claims against the Company.  We have recorded these costs in selling, general and administrative expenses for fiscal year ended May 31, 2008.

401(k) Plan

We have a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. We match 50% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation. Participants vest 33% per year over a three year period in our contributions. Our matching contributions during the fiscal years ended May 31, 2008, 2007 and 2006 were $9,596, $11,397 and $1,833, respectively.

Employment Contracts

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

On June 5, 2007, Mr. Pohl, our outgoing chief executive officer retired. As a result, we recorded a severance charge of $100,000 based on terms of his employment agreement which provided for salary continuation.

In connection with Mr. Turley’s appointment as President and Chief Executive Officer, and commencing on June 5, 2007, we entered into an employment agreement with Mr. Turley for a one-year term.  Pursuant to the agreement, if Mr. Turley was terminated without cause, he was entitled to his then current salary level for the remaining term of his agreement conditional upon the execution of a general release.  On February 28, 2008, Mr. Turley resigned.  As a result, we recorded a one-time severance charge of $95,192 during the fiscal year 2008 in full discharge of all remaining obligations to Mr. Turley.

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Commitments and Contingencies (continued)

In connection with Mr. Goerner’s appointment as Interim President and Chief Executive Officer, and commencing on February 29, 2008 (the “Effective Date”), we entered into an Employment Agreement (the “Agreement”) with Mr. Goerner, terms of which were finalized May 19, 2008. The agreement is for an initial 120-day term if not terminated pursuant to the agreement, with an extension period of one year and on a continuing basis thereafter.  Pursuant to the Agreement, Mr. Goerner is to receive a base salary of $250,000 per year and is eligible to receive a bonus of 100% of his base salary at the time his position is converted by the Board of Directors to standing President/CEO or nine months from the effective date of the agreement.  If Mr. Goerner is terminated without cause during the nine month period after the effective date he shall receive a pro-rata portion of the bonus based on the term of his actual employment with us.  Also pursuant to the Agreement and on the date of the Agreement, Mr. Goerner received a grant of incentive stock options to purchase 250,000 shares of our common stock and non-qualified stock options to purchase 50,000 shares of our common stock.  Mr. Goerner also received a grant of non-qualified stock options to purchase 700,000 shares of our common stock to vest upon conversion of his position to standing President/CEO or nine months from the effective date of the agreement, whichever is first to occur and Mr. Goerner also received a grant of non-qualified stock options to purchase 2,000,000 shares of our common stock to vest upon meeting performance conditions outlined in the grant.  The Agreement also provides for Mr. Goerner to receive customary employee benefits, including health, life and disability insurance, and an automobile allowance.

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

Operating Leases

We have a non-cancelable operating lease agreement for our Carlsbad, California office facility. Future minimum lease payments required under the operating lease are $73,710 in fiscal year 2009. Rent expense for the fiscal years ended May 31, 2008, 2007 and 2006 was $113,734, $92,928 and $30,976, respectively.

SSDI subleases their Carlsbad, California office facility which expired in June 2008 with a month-to-month option until not later than December 2008.  Future minimum lease payments required under the operating lease are $7,351 in fiscal year 2009.  Rent expense for the fiscal year ended May 31, 2008 and the fourth quarter of fiscal 2007 was $89,082 and $15,138, respectively.

SSDI leases their Anaheim, California warehouse facility under a lease which expires November 30, 2009.  Future minimum lease payments required under the operating lease are $75,432 in fiscal year 2009 and $31,430 in fiscal year 2010.  Rent expense for the fiscal year ended May 31, 2008 and the fourth quarter of fiscal 2007 was $58,800 and $14,700, respectively.

SSDI subleases a  San Diego, California office facility under a lease which began September 1, 2007 and expires August 31, 2008.  Future minimum lease payments required under the operating lease are $4,500 in fiscal year 2009.  Rent expense for the fiscal year ended May 31, 2008 was $13,500.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Commitments and Contingencies (continued)

Earn-Out Agreement

SSDI entered into an earn-out agreement with a former debt holder of Holocom Networks upon our contribution of the foreclosure sale collateral of Holocom Networks to SSDI. The agreement required the former debt holder to release all of his rights to any Holocom collateral in exchange for receiving 3% of the net sales (defined as cash revenues actually received less credits or discounts and other claims of customers) of SSDI’s protected distribution system products for a period of 48 months from the foreclosure sale date of February 2, 2007. The earn-out is to be paid each calendar quarter. A liability for payment under this agreement of $29,747 is included in accounts payable in the accompanying consolidated balance sheet at May 31, 2008.  Amounts paid under the earn-out agreement for the fiscal year ended May 31, 2008 and the fourth quarter of fiscal 2007 were $62,570 and $6,783, respectively.

16. Segment Information

SSDI began operations in February 2007 and we consolidated SSDI in our financial statements in March 2007. SSDI is an operating segment under SFAS No. 131, Disclosures About Segments of an Enterprise, as revenue is 10% or more of the total revenue of all operating segments.

SSDI is engaged in the business of developing and manufacturing network-security hardware to government, military, and other high-security facilities. There is no inter-segment revenue and the accounting policies for segment reporting are the same as for us as a whole.

The “all other” category includes the results for Patriot Scientific Corporation.

Operating segment net revenue, operating income (loss) and income (loss) before taxes for each of the years ended May 31 were as follows:

	2008	2007	2006
Net revenue:
SSDI	$3,649,898	$558,484	$-
All other	58,320	80,300	10,309,709
Total net revenue	$3,708,218	$638,784	$10,309,709

Operating income (loss):
SSDI	$146,131	$(176,432)	$-
All other	(5,749,624)	(14,587,407)	3,911,640
Total operating income (loss)	$(5,603,493)	$(14,763,839)	$3,911,640

	2008	2007	2006
Income (loss) before taxes:
SSDI	$297,235	$(169,913)	$-
All other	15,632,521	34,616,133	28,672,688
Total income (loss) before taxes	$15,929,756	$34,446,220	$28,672,688

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Segment Information (continued)

All sales were to unaffiliated customers within the United States.

Sales and accounts receivable concentration information for SSDI for the years ended May 31 were as follows:

	2008			2007
	Sales	% of sales	% of A/R	Sales	% of sales	% of A/R
Anixter	$1,354,494	37%	16%	$461,494	85%	85%
Graybar Electric Company, Inc.	$889,724	24%	38%	-----	----	-----
Victory Global Solutions	$370,301	10%	6%	-----	----	-----

Operating segment depreciation and amortization for each of the years ended May 31and total assets at May 31 were as follows:

	2008	2007	2006
Depreciation and amortization:
SSDI	$21,877	$22,740	$-
All other	28,828	42,121	59,415
Total depreciation and amortization	$50,705	$64,861	$59,415

	2008	2007
Total assets:
SSDI	$1,383,941	$642,871
All other	24,047,961	33,771,758
Total assets	$25,431,902	$34,414,629

17. Subsequent Events

During the period June 1, 2008 through August 8, 2008, we purchased 1,966,160 shares of our common stock at an aggregate cost of $400,906 pursuant to our stock buyback program.

On June 1, 2008, SSDI assigned its note receivable of $50,000 to us and we agreed to reduce the amount of our line of credit with SSDI by the amount of the note.  On June 26, 2008, we were paid in full by the third party debtor.

On June 18, 2008, we gave SSDI notice under terms of the line of credit that we would not be extending the maturity date by the additional twelve month period provided for in the line of credit. As a result, the line of credit will terminate, and full payment of any outstanding balance will be due on September 27, 2008.

During June 2008, we obtained a credit facility, for as long as needed, which provides for financing up to 50% of the par value balance of our outstanding auction rate securities. The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee, and if drawn upon will bear interest at the federal funds rate plus 3%.

On July 11, 2008, we invested approximately $149,000 to purchase preferred shares of an unrelated private company which is a networking provider of software to facilitate the transfer of video content to mobile devices.  We are accounting for our investment using the cost method as we do not own any of the voting common stock of the company.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Subsequent Events (continued)

During July 2008, SSDI obtained a credit facility for up to $300,000 from a third party, at an interest rate based on the Wall Street Journal Prime plus 1% (floating) with a floor of 6%.  The credit facility term extends to May 1, 2009, and is guaranteed by Patriot.

On August 1, 2008, we increased our investment in Talis to 37.4% as a result of purchasing additional shares offered by Talis, as well as acquiring shares from minority shareholders which included the acquisition of all Talis shares previously held by SSDI. The acquisition of Talis shares previously owned by SSDI was made for $100,000 in cash and a reduction on their outstanding line of credit of $219,000. After the purchase of SSDI’s Talis shares and the June 1 assignment of the $50,000 note receivable from SSDI, SSDI’s outstanding balance on its Patriot line of credit was reduced to $131,000.

On August 1, 2008, SSDI paid $56,000 on its Patriot line of credit reducing the principal balance to $75,000.

On August 1, 2008, we issued a warrant to purchase 250,000 shares of our common stock for $0.23 per share to our institutional investor relations firm.  The warrant is subject to vesting provisions.

On August 4, 2008, we announced our intent to acquire Crossflo for $10 million comprised of cash and stock with an effective completion date of September 1, 2008, subject to approval by Crossflo’s shareholders.

On August 8, 2008, we purchased a secured convertible promissory note with an attached warrant for common stock from Crossflo with a face amount of $417,750.  Terms of the note are the same as those outlined in Note 4.

Phoenix Digital Solutions, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
Phoenix Digital Solutions, LLC

We have audited the accompanying balance sheets of Phoenix Digital Solutions, LLC (the "Company") as of May 31, 2008 and 2007, and the related statements of income, members' equity and cash flows for each of the years in the three-year period ended May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Phoenix Digital Solutions, LLC as of May 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP
Irvine, California
August 14, 2008

Phoenix Digital Solutions, LLC
Balance Sheets

May 31,	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$8,260,288	$6,989,847
Prepaid expenses	-	175,000
Total current assets	$8,260,288	$7,164,847

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Accounts payable	$3,204,519	$1,225,118
Accrued expenses	-	160,000
Income tax payable	11,790	11,790

Total current liabilities	3,216,309	1,396,908

Commitments and Contingencies

Members’ equity	5,043,979	5,767,939

Total liabilities and members’ equity	$8,260,288	$7,164,847

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC
Statements of Income

Years Ended May 31,	2008	2007	2006

License revenues	$59,282,971	$110,878,985	$60,000,000

Operating expenses:
General and administrative	18,627,032	12,189,575	4,486,955
Operating income	40,655,939	98,689,410	55,513,045

Other income:
Interest income	216,902	421,407	183,682

Income before income taxes	40,872,841	99,110,817	55,696,727

Provision for income taxes	11,790	11,790	-

Net income	$40,861,051	$99,099,027	$55,696,727

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC
Statements of Members’ Equity

Balance June 1, 2005	$-
Contributions	4,000,000
Net income	55,696,727
Distributions	(52,064,781)
Balance May 31, 2006	7,631,946
Contributions	-
Net income	99,099,027
Distributions	(100,963,034)
Balance May 31, 2007	5,767,939
Contributions	-
Net income	40,861,051
Distributions	(41,585,011)
Balance May 31, 2008	$5,043,979

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC
Statements of Cash Flows

Years Ended May 31,	2008	2007	2006

Operating activities:
Net income	$40,861,051	$99,099,027	$55,696,727
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	175,000	(160,000)	(15,000)
Accounts payable and accrued expenses	1,819,401	1,236,356	148,762
Income tax payable	-	11,790	-
Net cash provided by operating activities	42,855,452	100,187,173	55,830,489

Financing activities:
Contributions from members	-	-	4,000,000
Distributions to members	(41,585,011)	(100,963,034)	(52,064,781)
Net cash used in financing activities	(41,585,011)	(100,963,034)	(48,064,781)

Net increase (decrease) in cash and cash equivalents	1,270,441	(775,861)	7,765,708
Cash and cash equivalents, beginning of year	6,989,847	7,765,708	-
Cash and cash equivalents, end of year	$8,260,288	$6,989,847	$7,765,708

Supplemental Disclosure of Cash Flow Information
Cash payments for income taxes	$12,590	$13,390	$12,590

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC
Notes to Financial Statements

1. Organization and Business

Phoenix Digital Solutions, LLC (the “Company”) is a Delaware limited liability company organized on June 7, 2005. Through a commercialization agreement dated June 7, 2005, the Company holds the rights to certain patents of its members. The Company receives license fees from license agreements entered into between licensees and a member of the Company and distributes license fee proceeds to its members.

2. Summary of Significant Accounting Policies

Limited Liability Company Operating Agreement
As a limited liability company, each member’s liability is limited to the capital invested. Allocation of profits, losses and distributions is in accordance with the terms as defined in the operating agreement.

The Company is treated as a partnership for federal income tax purposes. Consequently, federal income taxes are not payable by the Company. The Company’s net income or loss is allocated among the members in accordance with the operating agreement of the Company and members are taxed individually on their share of the Company’s earnings. The State of California assesses a limited liability company a fee based on the Company’s income in addition to a flat limited liability company tax.  Accordingly the financial statements reflect a provision for these California taxes.

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

Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

Financial Instruments and Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

Credit Risk

The Company’s balance of cash maintained with its bank exceeds the Federal Deposit Insurance Corporation’s insured limit of $100,000. The Company limits its exposure of loss by maintaining its cash with financially stable financial institutions.

Intellectual Property Rights

The Company relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently has seven U.S. patents, one European patent, and one Japanese patent issued. A successful challenge to its ownership of the technology or the proprietary nature of the intellectual property would materially damage the Company’s business prospects. Any issued patent may be challenged and invalidated.

Phoenix Digital Solutions, LLC
Notes to Financial Statements (Continued)

3. Formation and Commercialization Agreement

The Company has two members: Technology Properties Limited Inc. (“TPL”), and Patriot Scientific Corporation (“PTSC”). Each member owns 50% of the membership interests of the Company. Each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, the members agreed to establish a working capital fund for the Company of $4,000,000, of which each member contributed $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. The members are obligated to fund future working capital requirements at the discretion of the management committee of the Company in order to maintain working capital of not more than $8,000,000. Neither member is required to contribute more than $2,000,000 in any fiscal year. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement.

On June 7, 2005, the Company entered into a Commercialization Agreement with TPL and PTSC. This Commercialization Agreement allows TPL to commercialize the patent portfolio by entering into settlement and/or license agreements, suing in the name of TPL, PTSC, the Company and Charles Moore, and manage the use of the patent portfolio by third parties.

Under terms of the Commercialization Agreement, the Company is required to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance) to TPL for TPL’s supporting efforts to secure licensing agreements for the Company. During the years ended May 31, 2008, 2007 and 2006, the Company paid $2,952,362, $3,871,602 and $2,500,000, respectively, to TPL pursuant to the agreement. The Company is also required to reimburse TPL for payment of all legal and third-party expert fess and other related third party costs and expenses. During the years ended May 31, 2008, 2007 and 2006, the Company paid $12,894,053, $5,914,000 and $1,021,357, respectively, to TPL pursuant to the agreement.  All of the amounts are recorded in general and administrative expense in the accompanying statements of income.

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

5. Related Party Transactions

At May 31, 2008, PDS had accounts payable balances of approximately $3,197,000 and $7,500 to TPL and PTSC, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 14, 2008	PATRIOT SCIENTIFIC CORPORATION /S/ FREDERICK C. GOERNER Frederick C. Goerner President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FREDERICK C. GOERNER Frederick C. Goerner	President and Chief Executive Officer	August 14, 2008

/S/ CLIFFORD L. FLOWERS Clifford L. Flowers	Chief Financial Officer and Principal Accounting Officer	August 14, 2008

/S/ CARLTON M. JOHNSON Carlton M. Johnson	Director	August 14, 2008

/S/ GLORIA H. FELCYN Gloria H. Felcyn	Director	August 14, 2008

/S/ HELMUT FALK, JR Helmut Falk, Jr.	Director	August 14, 2008

/S/ HARRY L. TREDENNICK Harry L. Tredennick	Director	August 14, 2008

/S/ DONALD E. SCHROCK Donald E. Schrock	Director	August 14, 2008