Form 10-Q
period 2008-08-31
PATRIOT SCIENTIFIC CORP
filed 2008-10-10
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

Yes [  ]  No [X]

On October 3, 2008, 409,721,630 shares of common stock, par value $.00001 per share (the issuer’s only class of voting stock) were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of August 31, 2008 (unaudited) and May 31, 2008	3
Condensed consolidated Statements of Operations for the three months ended August 31, 2008 and August 31, 2007 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the three months ended August 31, 2008 and August 31, 2007 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	6-27
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-38
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	39
ITEM 4. Controls and Procedures	40
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	41
ITEM 1A. Risk Factors	42
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
ITEM 3. Defaults Upon Senior Securities	42
ITEM 4. Submission of Matters to a Vote of Security Holders	42
ITEM 5. Other Information	42
ITEM 6. Exhibits	42-44

SIGNATURES

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation
Condensed Consolidated Balance Sheets

	August 31, 2008	May 31, 2008
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$8,757,634	$6,424,015
Restricted cash and cash equivalents	51,445	51,122
Marketable securities and short term investments	89,761	298,243
Accounts receivable	283,623	538,500
Accounts receivable - affiliated company	6,780	7,501
Notes receivable	824,843	450,115
Inventory	741,884	388,141
Prepaid income taxes	-	222,311
Deferred tax assets	640,582	1,390,832
Prepaid expenses and other current assets	291,971	79,840
Total current assets	11,688,523	9,850,620

Marketable securities	12,377,976	12,527,675
Property and equipment, net	62,112	68,504
Deferred tax assets	1,331,609	-
Other assets	8,190	8,190
Investments in affiliated companies	5,416,826	2,913,614
Patents and trademarks, net of accumulated amortization of $622,762 and $622,003	41,013	63,299
Total assets	$30,926,249	$25,431,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$639,367	$555,690
Accrued expenses and other	327,477	373,848
Note payable	140,592	-
Income taxes payable	3,749,353	-
Total current liabilities	4,856,789	929,538

Deferred tax liabilities	-	1,085,181
Total liabilities	4,856,789	2,014,719

Commitments and contingencies

Minority interest	36,770	115,406

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $0.00001 par value: 500,000,000 shares authorized: 410,979,163 shares issued and 387,047,755 shares outstanding at August 31, 2008 and 410,979,163 shares issued and 389,414,915 shares outstanding at May 31, 2008	4,109	4,109
Additional paid-in capital	70,119,689	70,004,814
Accumulated deficit	(30,553,844)	(33,763,357)
Common stock held in treasury, at cost – 23,931,408 shares and 21,564,248 shares at August 31, 2008 and May 31, 2008, respectively	(13,227,943)	(12,723,172)
Accumulated other comprehensive loss	(309,321)	(220,617)
Total stockholders’ equity	26,032,690	23,301,777
Total liabilities and stockholders’ equity	$30,926,249	$25,431,902

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	August 31, 2008	August 31, 2007
Revenues
Product sales and other	$1,358,646	$521,369

Cost of sales	584,253	151,535

Gross profit	774,393	369,834

Operating expenses:
Selling, general and administrative	1,930,805	1,958,190
Settlement and license expense	-	30,000
Total operating expenses	1,930,805	1,988,190
Operating loss	(1,156,412)	(1,618,356)
Other income (expense):
Interest and other income	112,846	474,525
Loss on sale of assets	-	(345)
Interest expense	(4,622)	(237)
Gain on sale of subsidiary interest	-	150,000
Equity in earnings (loss) of affiliated companies	6,558,770	(1,200,542)
Total other income (expense), net	6,666,994	(576,599)

Income (loss) before income taxes and minority interest	5,510,582	(2,194,955)

Provision (benefit) for income taxes	2,379,705	(232,569)

Minority interest	(78,636)	-

Net income (loss)	$3,209,513	$(1,962,386)

Basic income (loss) per common share	$0.01	$(0.01)

Diluted income (loss) per common share	$0.01	$(0.01)

Weighted average number of common shares outstanding - basic	388,132,502	390,455,132

Weighted average number of common shares outstanding - diluted	388,650,596	390,455,132

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended
	August 31, 2008	August 31, 2007

Operating activities:
Net income (loss)	$3,209,513	$(1,962,386)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Minority interest in variable interest entity	(78,636)	-
Amortization and depreciation	9,887	11,322
Non-cash compensation relating to issuance of stock options and vesting of warrants	114,875	282,913
Accrued interest income added to investments and notes receivable	(7,389)	(267)
Equity in (earnings) loss of affiliated companies	(6,558,770)	1,200,542
Loss on sale of assets	-	345
Write-off of patent costs	21,527	-
Deferred income taxes	(1,605,545)	(9,955,821)
Gain on VIE sale of portion of subsidiary interest	-	(150,000)
Reversal of tax effect of exercise of options	-	(25,645)
Changes in operating assets and liabilities:
Accounts receivable	254,877	(125,228)
Receivable from affiliated company	721	-
Inventory	(353,743)	(137,404)
Prepaid expenses and other current assets	(1,243)	131,568
Prepaid income taxes	222,311	2,070,981
Accounts payable and accrued expenses	37,308	(1,147,570)
Income taxes payable	3,749,353	7,677,916
Net cash used in operating activities	(984,954)	(2,128,734)

Investing activities:
Proceeds from sales of short-term investments	278,856	2,725,793
Purchases of short-term investments	(70,286)	(3,072,781)
Purchases of property and equipment	(2,736)	(8,178)
Proceeds from VIE sale of portion of subsidiary interest	-	100,000
Repayment of note receivable	50,000	-
Purchases of convertible notes receivable	(667,750)	-
Investments in affiliated companies	(1,546,500)	-
Distributions from affiliated company	5,852,056	-
Net cash provided by (used in) investing activities	3,893,640	(255,166)

Financing activities:
Proceeds from exercise of common stock warrants and options	-	8,000
Repurchase of warrants	-	(921,857)
Payments on note payable	(70,296)	-
Repurchase of common stock for treasury	(504,771)	(2,725,793)
Net cash used in financing activities	(575,067)	(3,639,650)

Net increase (decrease) in cash and cash equivalents	2,333,619	(6,023,550)
Cash and cash equivalents, beginning of period	6,424,015	21,605,428
Cash and cash equivalents, end of period	$8,757,634	$15,581,878

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$4,622	$237
Cash payments for income taxes	$25,500	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Cashless exercise of stock options	$-	$10
Note receivable issued in connection with VIE sale of portion of subsidiary interest	$-	$50,000
Conversion of note receivable to preferred stock – Avot Media, Inc.	$250,000	$-
Insurance premium financed with a note payable	$210,888	$-
Deferred tax benefit related to unrealized loss on investments in marketable securities charged to other comprehensive income	$(60,995)	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements of Patriot Scientific Corporation (the “Company”, “we”, “us” or “our”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Report on Form 10-K for our fiscal year ended May 31, 2008.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.  Operating results for the three month period ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.

Basis of Consolidation
The condensed consolidated balance sheets at August 31, 2008 and May 31, 2008 and the condensed consolidated statements of operations for the three months ended August 31, 2008 and 2007 include our accounts and those of our majority owned inactive subsidiaries, Metacomp, Inc. and Plasma Scientific Corporation and all variable interest entities (“VIE”s) for which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

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

FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46(R) were adopted as of December 31, 2003, for our interests in all VIEs. Beginning with the quarter ended May 31, 2007, we consolidated Holocom, Inc. (formerly known as Scripps Secured Data, Inc.) (“Holocom”) as Holocom was deemed a VIE and we determined that we were the primary beneficiary of Holocom.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Marketable Securities
We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FASB Staff Position (“FSP”) SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date.  Our investments in marketable securities have been classified and accounted for as available-for-sale based on management’s investment intentions relating to these securities.  Available-for-sale marketable securities are stated at market value based on market quotes.  Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income (loss).  We follow the guidance provided by Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired.  Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations.

Investments in Affiliated Companies
We have a 50% interest in Phoenix Digital Solutions, LLC (“PDS”) (see Note 9). This investment is accounted for using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statements of operations in the caption “Equity in earnings (loss) of affiliated companies”.

We have a 37.40% interest in Talis Data Systems, LLC (“Talis”) (see Note 9).  We account for our investment using the equity method of accounting pursuant to paragraph 8 of AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures (which has applicability to non-real estate entities as well) as our membership share of this limited liability company is more than minor.  Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statement of operations in the caption “Equity in earnings (loss) of affiliated companies”.

We own 37.1% of the preferred stock of Avot Media, Inc. (“Avot”) (see Note 9).  This investment is accounted for at cost since we do not have the ability to exercise significant influence over the operating and financial policies of Avot.

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

Comprehensive Income
Comprehensive income includes unrealized gains and losses which are excluded from the condensed consolidated statements of operations in accordance with SFAS No. 130, Reporting Comprehensive Income.  For the three months ended August 31, 2008, this amount included unrealized losses on investments classified as available-for-sale.  The amount is presented net of tax-related benefits of $60,995.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

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

Holocom recognizes revenue upon shipment of its product or upon receipt of its product by the customer when shipped FOB destination and recognizes revenue on its short-term installation contracts as time and materials costs are incurred.

Holocom maintains agreements with stocking distributors. These agreements provide for a limited product warranty for a period of one year from the date of sale to the end user. The warranty does not cover damage to the product after it has been delivered to the distributor. Holocom’s stocking distributor agreements also allow limited rights to periodic stock rotation.  These rotation rights allow for the exchange of a percentage of distributor inventory for replacement products of the distributor’s choosing. At August 31, 2008, Holocom has evaluated the potential for rotated product and has provided for the estimated impact in the accounting records.

Sales through large distributors account for the majority of Holocom’s product revenues, with a majority of sales to Anixter and Graybar Electric Company, Inc. during the three months ended August 31, 2008.

Shipping and Handling
EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be classified as either cost of sales or disclosed in the notes to the financial statements. Holocom includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of sales.

Net Income (Loss) Per Share
We apply SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings (loss) of an entity.  At August 31, 2008, potential common shares of 7,260,000 related to our outstanding warrants and options were not included in the calculation of diluted income per share as they had an anti-dilutive effect.  At August 31, 2007, all potential common shares related to our outstanding warrants and options totaling 9,820,871 shares were not included in the calculation of diluted loss per share as they had an anti-dilutive effect.

	Three Months Ended August 31, 2008
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$3,209,513	388,132,502	$0.01
Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	518,094
Income available to common shareholders	$3,209,513	388,650,596	$0.01

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Net Income Per Share, continued

	Three Months Ended August 31, 2007
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net loss	$(1,962,386)	390,455,132	$(0.01)
Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	-
Loss available to common shareholders	$(1,962,386)	390,455,132	$(0.01)

Minority Interest
Minority interest in our consolidated financial statements results from the accounting for the acquisition of a noncontrolling interest in Holocom. Noncontrolling interest represents a partially owned subsidiary’s income, losses, and components of other comprehensive income which should be attributed to the controlling and noncontrolling interests or other parties with a right or obligation that affects the attribution of comprehensive income or loss, on the basis of their contractual rights or obligations, if any, otherwise, on the basis of ownership interests.

The noncontrolling interest in Holocom, which we are required to consolidate as we are the primary beneficiary, had been reduced to zero due to the initial allocation of losses prior to the period in which we were required to consolidate. If a noncontrolling interest has been reduced to zero, the primary beneficiary must absorb any losses that are in excess of the value of the noncontrolling interest’s equity. For the period in which we are required to consolidate, March 27, 2007 through May 31, 2007 we absorbed $169,913 of Holocom’s losses as we are the primary beneficiary.  For the fiscal year ended May 31, 2008, Holocom had net income of $285,319 after taxes.  Under the provisions of FIN 46 (R), we are able to recover our absorbed losses before allocating income to the noncontrolling interest.  At May 31, 2008, the minority interest presented in our consolidated financial statements is $115,406, the amount of Holocom’s fiscal 2008 net income after tax less our absorbed losses during fiscal 2007.

For the three months ended August 31, 2008, the minority interest was allocated ($78,636) which represents the amount of Holocom’s first quarter net loss after taxes on a consolidated basis.  The minority interest in the loss for the quarter is deducted from the May 31, 2008 balance of $115,406 for a total of $36,770 as presented in our condensed consolidated balance sheet at August 31, 2008.

Stock-Based Compensation
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our condensed consolidated statement of operations for the three months ended August 31, 2007 included compensation expense for the share-based payment awards granted subsequent to May 31, 2007 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R), Share-Based Payment. Stock-based compensation expense recognized in our condensed consolidated statement of operations for the three months ended August 31, 2008 included compensation expense for share-based payment awards granted prior to May 31, 2008 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation (continued)

No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended August 31, 2008 and 2007 of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated pricing term of option grants for the three months ended August 31, 2008 and 2007 was five years.

Summary of Assumptions and Activity

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three months ended August 31, 2008 and 2007 is based on the historical volatilities of our common stock.  These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

	Three Months Ended August 31, 2008 (Unaudited)	Three Months Ended August 31, 2007 (Unaudited)

Expected term	N/A	5	years
Expected volatility	N/A	127-128%
Risk-free interest rate	N/A	4.26 – 4.96%
Expected dividends	N/A	2.82%

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation (continued)

A summary of option activity as of August 31, 2008 and changes during the three months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2008	8,195,000	$0.44
Options granted	-	$-
Options exercised	-	$-
Options forfeited	(35,000)	$0.74
Options outstanding at August 31, 2008	8,160,000	$0.44	3.55	$142,400
Options vested and expected to vest at August 31, 2008	5,875,602	$0.45	3.18	$142,400
Options exercisable at August 31, 2008	4,272,042	$0.46	2.74	$142,400

The weighted average grant date fair value of options granted during the three months ended August 31, 2007 was $0.36 per option.  There were no option grants during the three months ended August 31, 2008. The total intrinsic value of options exercised during the three months ended August 31, 2007 was $478,750, based on the differences in market prices on the dates of exercise and the option exercise prices.  There were no options exercised during the three months ended August 31, 2008.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.24 per share on August 29, 2008) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.24) on August 29, 2008.

As of August 31, 2008, there was approximately $870,000 of total unrecognized compensation cost related to employee stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next 48 months.  Approximately $583,000 of the total unrecognized compensation cost relates to 2,000,000 performance options granted to our CEO and 200,000 performance options granted to our V.P of Business Development.  We are not currently recognizing compensation cost relating to these option grants as we have determined that it is not currently probable that the vesting conditions in the grants will be met.  When such vesting conditions are probable to be met, we will record the compensation cost for the grants.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation, continued

The following table summarizes employee and director stock-based compensation expense related to stock options under SFAS No. 123(R) for the three months ended August 31, 2008 and 2007, which was recorded as follows:

	Three Months Ended August 31, 2008	Three Months Ended August 31, 2007
Selling, general and administrative expense	$107,476	$282,913

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals and expands disclosures about fair value measurements.  The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements.  The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.  Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements.  The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB released FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the fiscal year beginning June 1, 2009.  On June 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities.  The adoption did not have a material effect on our results of operations and financial position.  We are in the process of evaluating the impact of adoption of SFAS No. 157 for nonfinancial assets and liabilities, but do not anticipate that the adoption will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This Statement does not eliminate disclosure requirements included in other accounting standards.  We have elected not to measure eligible financial assets and liabilities at fair value.  Accordingly, the adoption of SFAS No. 159 did not have a material impact on our results of operations and financial position.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 161”) requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We expect to adopt SFAS No. 161 on June 1, 2009. We are currently assessing the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations. The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles . The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present in Conformity With GAAP, SFAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of  Present Fairly in Conformity with GAAP, and is not expected to have any impact on our consolidated financial statements.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements (continued)

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on our consolidated financial statements.

2. Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash and cash equivalents at August 31, 2008 consist of two savings accounts required to be held as collateral for corporate credit card accounts.

At August 31, 2008, PTSC’s short-term investments in the amount of $79,529 consist of accrued interest receivable on our auction rate securities which is receivable semi-annually according to the terms specified in each auction rate security instrument.  At August 31, 2008, Holocom’s short-term investments consist of a certificate of deposit in the amount of $10,232 with a maturity date of December 11, 2008.  These values are reported at cost, which approximate fair market value.

3.  Fair Value Measurements

Effective June 1, 2008, we adopted the provisions of SFAS No. 157 to account for our financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The SFAS No. 157 framework for measuring fair value requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We determine fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment or valuations by third party professionals. SFAS No. 157’s hierarchy defines three levels of inputs that may be used to measure fair value:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value Measurements (continued)

The following table represents our financial instruments subject to SFAS No. 157 and the valuation approach applied to each class of security:

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance as of August 31, 2008
Auction rate securities	$—	$—	$12,457,505	$12,457,505

The valuation of these securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by Houlihan Smith & Company Inc.  As a result of the estimated fair value, we have determined a temporary impairment in the valuation of these securities of $522,024.  We have recorded an unrealized loss of $309,321 in accumulated other comprehensive loss at August 31, 2008, which represents the gross valuation adjustment of $522,024, net of the related tax benefit of $212,703. These securities are held “available-for-sale” in conformity with SFAS No. 115 and the unrealized loss is included in other comprehensive income in the current period. Due to the uncertainty related to the liquidity in the auction rate security market, we have classified these auction rate securities as long-term assets on the condensed consolidated balance sheets.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type:

(Unaudited)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities	Total
Beginning balance	$—	$—
Transfers in to Level 3	12,900,000	12,900,000
Earned income (included in current assets)	79,529	79,529
Total realized/unrealized losses:
Included in earnings	—	—
Included in comprehensive income (loss)	(522,024)	(522,024)
Purchases, issuances and settlements	—	—
Ending balance	$12,457,505	$12,457,505

Total amount of unrealized losses for the period included in other comprehensive income (loss) attributable to the change in fair market value relating to assets still held at the reporting date	$(149,699)	$(149,699)

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. All unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other comprehensive income (loss).

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

4. Accounts Receivable

Trade accounts receivable at August 31, 2008 is $283,623, of which $257,593 is held by Holocom.  No allowance for doubtful accounts was necessary at August 31, 2008.  At May 31, 2008, trade accounts receivable was $538,500, of which $511,541 was held by Holocom.  No allowance for doubtful accounts was necessary at May 31, 2008.

At August 31, 2008 and May 31, 2008, accounts receivable from our investee PDS was $6,780 and $7,501, respectively.  These balances represent reimbursements we submit to PDS for our legal and related costs incurred in various legal matters of which we are listed as co-defendant with TPL.

5. Notes Receivable

On May 30 and August 8, 2008, we purchased secured convertible promissory notes from Crossflo Systems, Inc., a California corporation (“Crossflo”) with a face amount of $400,000 and $417,750, respectively.  Interest accrued on the notes at a rate of 5.25% per annum and was due with principal at the earlier of (i) September 30, 2008, (ii) consummation of a equity financing by Crossflo which closed on or before September 30, 2008, in which Crossflo sold and issued shares of its convertible preferred stock resulting in aggregate gross proceeds to Crossflo of at least $2.5 million (a “Qualified Financing”), or (iii) upon or after the occurrence of an event of default, as defined.  The notes were secured by substantially all assets of Crossflo.

The Crossflo notes receivable were convertible at our option, at any time prior to September 30, 2008, into shares of Crossflo’s Series F convertible preferred stock equal to 4% of Crossflo’s then issued and outstanding equity securities. In addition, the entire principal was automatically convertible into shares of Crossflo’s Series F convertible preferred stock at the closing of a Qualified Financing. The number of shares of Series F convertible preferred stock to be issued upon automatic conversion of the principal amount was the greater of (i) 4% of Crossflo’s then issued and outstanding equity securities, and (ii) the principal amount divided by the per share purchase price paid by the investors participating in the Qualified Financing. Upon an event of default, as defined, the principal amount of the notes may be converted into shares of Crossflo’s Series F convertible preferred stock equal to 4% of Crossflo’s then issued and outstanding equity securities. Upon maturity on September 30, 2008, the principal amount of the notes will automatically be converted into shares of Crossflo’s Series F convertible preferred stock equal to 4% of Crossflo’s then issued and outstanding equity securities.

Upon conversion of the principal amount of the notes pursuant to the above, we are entitled to receive shares of Crossflo’s common stock equal to all accrued and unpaid interest divided by $0.20.

In connection with our purchase of the secured convertible promissory notes from Crossflo, we also received warrants to purchase 200,000 and 208,875 shares, respectively, of Crossflo’s common stock at $0.20 per share.  Notwithstanding the foregoing, in the event a Qualified Financing is not consummated prior to September 30, 2008, the warrant will instead be exercisable into 1,000,000 and 1,044,375 shares, respectively, of Crossflo’s common stock at $0.20 per share.  The warrant is exercisable until the earlier of (i) October 11, 2012, (ii) the closing of an underwritten public offering by Crossflo pursuant to a registration statement under the Securities Act, (iii) the closing of a merger or other reorganization by Crossflo with another entity, or (iv) the closing of a sale of all or substantially all of the assets of Crossflo.  The value attributed to the warrants was insignificant, and accordingly, the principal amount of the loans have been recorded as notes receivable at May 31, 2008 and August 31, 2008.

As of August 31, 2008, the balance of the notes receivable is $405,408, and $419,192, respectively, including accrued interest receivable of $5,408 and $1,442, respectively, recognized during the period ended May 30, 2008 through August 31, 2008.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Notes Receivable (continued)

At May 31, 2008, the balance of the note receivable was $400,115, including accrued interest receivable of $115 recognized during the year ended May 31, 2008.

On August 5, 2008, we announced our intent to acquire Crossflo for $10 million comprised of cash and stock with an effective completion date of September 1, 2008, subject to approval by Crossflo’s shareholders.  On September 1, 2008, according to provisions of the Merger Agreement, the principal amounts of our secured convertible promissory notes were offset against the shares of stock we provided at closing (see Note 15) and the warrants associated with the notes were cancelled.

On August 14, 2008, we purchased a convertible note receivable from Avot Media, Inc. for $250,000.  We converted the note principal on August 22, 2008 (see Note 9).  At August 31, 2008, accrued interest on the note was $243.

6. Inventory

Inventory at August 31, 2008 and May 31, 2008, consisted of raw materials of $353,752 and $142,410, respectively,  and finished goods of $388,132 and $245,731, respectively.

7. Investments in Marketable Securities

The following table summarizes unrealized losses on our investments in marketable securities based on the valuation by Houlihan Smith & Company Inc. at August 31, 2008:

	As of August 31, 2008
	Cost	Gross Unrealized Losses	Estimated Fair Value
Short-term
Accrued interest - auction rate securities	$79,529	$—	$79,529

Long-term
Auction rate securities	12,900,000	(522,024)	12,377,976

Total	$12,979,529	$(522,024)	$12,457,505

As of August 31, 2008, we held auction rate securities with a par value totaling $12.9 million that failed to sell at auction.  In the event we need to access funds invested in these auction rate securities we would not be able to liquidate these securities until (i) a future auction of these securities is successful, (ii) they are refinanced and redeemed by the issuers, or (iii) a buyer is found outside of the auction process.  The investments consist of student loan auction rate instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (“FFELP”).  These investments are of high credit quality and the AAA credit ratings of the investments have been reaffirmed since August 2008.  These instruments are collateralized in excess of the underlying obligations, are insured by the various state educational agencies, and are guaranteed by the Department of Education as an insurer of last resort.  We have the intent and the ability to hold these investments until the anticipated recovery period.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Marketable Securities (continued)

Due to the uncertainty surrounding the timing of a market recovery, we have classified our auction rate securities as long- term investments in our consolidated balance sheet as of August 31, 2008.  As a result of temporary declines in the fair value of our auction rate securities, which we attribute to liquidity issues rather than credit issues, we have recorded an unrealized loss of $309,321 in other comprehensive income at August 31, 2008, which represents the gross valuation adjustment of $522,024, net of the related tax benefit of $212,703.

We will continue to evaluate the fair value of our investments in auction rate securities each reporting period for a potential other-than-temporary impairment.

During June 2008, we obtained a credit facility for as long as needed, which provides for financing up to 50% of the par value balance of our outstanding auction rate securities. The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee, and if drawn upon will bear interest at the federal funds rate plus 3%.

8. License Agreements

In February 2005, we entered into two separate licensing agreements with one customer for our patent portfolio and Ignite microprocessor technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for maintenance services. Maintenance under the agreement is expected to be provided over a period not to exceed four years. Maintenance revenue recognized during the three months ended August 31, 2008 and 2007 was $6,250 and $6,250, respectively. The payment terms of the agreements required aggregate payments of $300,000 at the time of execution, three quarterly payments of $750,000 each on April 1, August 15, and November 15, 2005 and one final payment of $500,000 on February 15, 2006. The $500,000 payment due on February 15, 2006 was paid in March 2006. Total payments received in fiscal 2005 amounted to $1,050,000, and total payments received in fiscal 2006 amounted to $2,000,000. The agreements also provide for the future payment of royalties to us based on sales of product using the Ignite licensed technology. In connection with this license agreement, we became obligated to the co-inventor of the patent portfolio technology for $207,600 pursuant to a July 2004 agreement under which we were obligated to pay a percentage of all patent portfolio licensing proceeds to the co-inventor. The amount due under that license was payable in four installments of $51,900. The co-inventor of the patent portfolio technology filed a lawsuit against us seeking damages and/or enforcement of the July 2004 agreement. We challenged the enforceability of the agreement by counterclaim in that action. On February 14, 2007, a settlement of the litigation was finalized. Terms of the settlement required us to pay $3,400,000 in cash on February 14, 2007 and $3,000,000 on May 1, 2007, which amounted to approximately the debt claimed by the co-inventor to be owed to him under the July 2004 agreement. In addition, the settlement required us to make a donation of $15,000 on February 14, 2007 on behalf of Russell H. Fish III (“Fish”) to Maasai Power and Education Project, Inc., and to pay Fish the equivalent of 4% of 50% of the next $100 million of gross license fees as they are collected by PDS and as distributions are made to us, after excluding the first $20 million collected by PDS after December 1, 2006. Our commitment to make payments to Fish related to such future license revenues was limited to $2 million.  In January 2008, we made the final payment under the Fish settlement agreement.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

9. Investments in Affiliated Companies

Phoenix Digital Solutions, LLC

On June 7, 2005, we entered into a Master Agreement (the “Master Agreement”) with Technology Properties Limited, a California corporation (“TPL”), and Charles H. Moore (“Moore”), the co-inventor of the technology which is the subject of the MMP Portfolio of microprocessor patents, pursuant to which the parties resolved all legal disputes between them. Pursuant to the Master Agreement, we and TPL entered into the Limited Liability Company Operating Agreement of PDS (the “LLC Agreement”) into which we and Moore contributed our rights to certain of our technologies.

We and TPL each own 50% of the membership interests of PDS, and each of us has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, we and TPL agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. Neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement. PDS has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by the other member on behalf of PDS. During the three months ended August 31, 2008 and 2007, PDS paid $947,425 and $873,731, respectively, to TPL pursuant to this commitment.

We are accounting for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’ net income during the three months ended August 31, 2008 of $6,621,859 as an increase in our investment and our share of PDS’ net loss during the three months ended August 31, 2007 of $1,200,542 as a decrease in our investment. Cash distributions received from PDS during the three months ended August 31, 2008 of $5,852,056 have been recorded as a reduction in our investment.  No distributions were received during the three months ended August 31, 2007. Our investment in PDS is $3,291,793 at August 31, 2008 and has been recorded as “Investments in Affiliated Companies”.  We have recorded our share of PDS’ net income as “Equity in Earnings (Loss) of Affiliated Companies” in the accompanying consolidated statements of operations for the three months ended August 31, 2008 and we have recorded our share of PDS’ net loss as “Equity in Earnings (Loss) of Affiliated Companies” for the three months ended August 31, 2007.

During the three months ended August 31, 2008 and 2007, TPL entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $16,275,000 and $1,500,000, respectively.

At August 31, 2008, PDS had accounts payable balances of approximately $2,357,000 and $10,000 to TPL and PTSC, respectively.  At May 31, 2008, PDS had accounts payable balances of approximately $3,197,000 and $7,500 to TPL and PTSC, respectively.

PDS’ condensed balance sheets at August 31, 2008 and May 31, 2008 and statements of operations for the three months ended August 31, 2008 and 2007 are as follows:

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

Condensed Balance Sheets

ASSETS:
	August 31, 2008	May 31, 2008
Cash	$8,962,235	$8,260,288
Total assets	$8,962,235	$8,260,288

LIABILITIES AND MEMBERS’ EQUITY:

	August 31, 2008	May 31, 2008
Accounts payable and accrued expenses	$2,366,859	$3,204,519
Income taxes payable	11,790	11,790
Members’ equity	6,583,586	5,043,979
Total liabilities and members’ equity	$8,962,235	$8,260,288

Condensed Statements of Operations

	Three Months Ended August 31,
	2008	2007
Revenues	$16,275,000	$1,500,000
Operating expenses	1,942,560	3,966,543
Operating income (loss)	14,332,440	(2,466,543)
Interest income	28,639	65,460
Net income (loss)	$14,361,079	$(2,401,083)

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

On August 1, 2008, we increased our investment in Talis to 37.4% as a result of purchasing additional shares offered by Talis for $300,000 as well as acquiring shares from minority shareholders for $196,500.  We also acquired all of the Talis shares previously held by Holocom for $100,000 in cash and a reduction on their outstanding line of credit of $219,000.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

We are accounting for our investment in Talis under the equity method of accounting.  We have recorded our share of Talis’ net loss of $63,091 during the three months ended August 31, 2008 as a decrease in our investment.  Our investment in Talis on a consolidated basis is $825,033 at August 31, 2008 and has been recorded as “Investments in Affiliated Companies”.  We have recorded our share of Talis’ net loss as “Equity in Earnings (Loss) of Affiliated Companies” in the accompanying consolidated statement of operations for the three months ended August 31, 2008.

Avot Media, Inc.

During the quarter ended August 31, 2008, we invested an aggregate of $1,300,000, including conversion of  a note receivable in the amount of $250,000, to obtain 14,444,444 shares of Series B preferred stock issued by Avot, representing 53.3% of the Series B preferred stock and 37.1% of all Avot’s preferred shares issued and outstanding.  The Series B preferred shares are convertible at our option into shares of Avot’s common stock utilizing a conversion rate which consists of the original issue price of the Series B shares divided by the conversion price of $0.09 per share.  The conversion price is subject to adjustment from time to time for recapitalizations and as otherwise set forth in Avot’s Articles of Incorporation.  Each share of preferred stock will automatically convert to common shares, utilizing the conversion rate: (i) immediately prior to the closing of a firm commitment underwritten initial public offering (“IPO”) provided that (a) the offering price per share is not less than $1.00, (b) the aggregate gross proceeds to Avot are not less than $25,000,000 and (c) Avot’s common stock will be listed or admitted to trading on any national securities association registered pursuant to Section 15A of the Securities Exchange Act of 1934, as amended, upon effectiveness of the IPO, or (ii) upon receipt by Avot of written request for such conversion from the holders of a majority of the preferred stock then outstanding.  All preferred shares are entitled to receive non-cumulative dividends if and when declared by the Board of Directors of Avot.  The Series B preferred shares are entitled to receive a liquidation preference of $0.09 per share adjusted from time to time for recapitalizations, plus an amount equal to all declared but unpaid dividends.

We reviewed the Series B Preferred Stock Purchase Agreement and related agreements in addition to evaluating our voting rights for our investment in the preferred stock of Avot, and as such we have concluded that we do not have the ability to exercise significant control over Avot.  As a result, we are accounting for our investment in Avot at cost.  Our investment in Avot is $1,300,000 and has been recorded as “Investments in Affiliated Companies” on our condensed consolidated balance sheet at August  31, 2008.

10. Consolidated Variable Interest Entity

On February 2, 2007, we invested an aggregate of $370,000 in Holocom for 2,100,000 shares of convertible preferred stock. This represents all of Holocom’s preferred stock and a 46% ownership interest in Holocom, a California corporation that manufactures products that protect information transmitted over secure networks. The investment consisted of certain assets contributed by us to Holocom valued at $250,000 and cash of $120,000. The shares are convertible at our option into shares of Holocom’s common stock on a one-to-one basis. The convertible preferred stock entitles us to receive non-cumulative dividends at the per annum rate of $0.04 per share, when and if declared by the Board of Directors of Holocom. The investment in Holocom’s convertible preferred stock also entitles us to a liquidation preference of $0.40 per share, plus an amount equal to all declared but unpaid dividends.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Consolidated Variable Interest Entity (continued)

On March 27, 2007, we entered into an 18-month revolving line of credit with Holocom for a maximum amount of $500,000. The line of credit matured on September 27, 2008. If we did not provide notice to Holocom at least 90 days prior to the maturity date, the maturity date would have automatically extended 12 months. On June 18, 2008, we gave Holocom notice under terms of the line of credit that we would not be extending the maturity date by the additional twelve month period provided for in the line of credit. As a result, the line of credit would have terminated, and full payment of any outstanding balance would have been due on September 27, 2008.  On August 29, 2008 Holocom paid $75,000, the remaining balance due on the line of credit and provided us notice effectively terminating the line of credit on August 29, 2008.

During July 2008, Holocom obtained a credit facility for up to $300,000 from a third party, at an interest rate based on the Wall Street Journal Prime plus 1% (floating) with a floor of 6%.  The credit facility term extends to May 1, 2009, and is guaranteed by us.

As a result of our guarantee on the third party credit facility, we maintain a variable interest in Holocom, a variable interest entity, and we have determined that we are the primary beneficiary as we absorb more than half of the variable interest entity’s expected losses. FIN 46(R) requires us to consolidate Holocom as long as we are deemed to be the primary beneficiary. The equity interests of Holocom not owned by us are reported as a minority interest in our August 31, 2008 and May 31, 2008 condensed consolidated balance sheets.  As of May 31, 2007, the noncontrolling interest in Holocom, which we are required to consolidate as we are the primary beneficiary, was reduced to zero due to the initial allocation of losses prior to the period in which we were required to consolidate. If a noncontrolling interest has been reduced to zero, the primary beneficiary must absorb any losses that are in excess of the value of the noncontrolling interest’s equity. For the period in which we were initially required to consolidate, March 27, 2007 through May 31, 2007 we absorbed $169,913 of Holocom’s losses as we are the primary beneficiary.  For the fiscal year ended May 31, 2008, Holocom  had net income of $285,319 after taxes.  Under the provisions of FIN 46 (R), we are able to recover our absorbed losses before allocating income to the noncontrolling interest.  At May 31, 2008 the minority interest presented in our consolidated financial statements is $115,406, the amount of Holocom’s fiscal 2008 net income after taxes less our absorbed losses during fiscal 2007.  For the three months ended August 31, 2008,  the minority interest was allocated ($78,636) which represents the amount of Holocom’s first quarter net loss on a consolidated basis.  The minority interest in the loss for the quarter is deducted from the May 31, 2008 balance of $115,406 for a total of $36,770 as presented in our condensed consolidated balance sheet at August 31, 2008.

Prior to initial consolidation, we recognized a $126,746 impairment loss on our investment for the losses of Holocom for the period February 2007 through March 26, 2007.

Upon initial consolidation of the variable interest entity, on March 27, 2007, $251,146 of current assets, $43,199 of net property and equipment, $47,240 of other assets, $98,331 of current liabilities and no minority interest were included on the consolidated balance sheet.

During the three months ended August 31, 2007, Holocom sold a membership interest in DataSecurus, LLC  (now known as Talis) to an unrelated third party for $100,000 in cash and a $50,000 note receivable due June 1, 2008.  On June 1, 2008, Holocom assigned this note receivable to us and we agreed to reduce the amount of our line of credit with Holocom by the amount of the note.  On June 26, 2008 we were paid in full by the third party debtor.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Consolidated Variable Interest Entity (continued)

Holocom has a 2007 Stock Option Plan that covers its employees, directors, and consultants and provides for the granting of options to acquire up to 500,000 shares of Holocom’s common stock.  The options under this plan are not tied to our common stock and do not have a dilutive effect on our shareholders.  Any option granted under the plan must be exercised within ten years of the date they are granted.  During the three months ended August 31, 2008, Holocom granted options to purchase 42,500 shares of its common stock at $0.12 per share under this plan and 36,750 shares have been forfeited/cancelled.  At August 31, 2008, options to purchase 360,250 shares of Holocom’s common stock are outstanding, 95,250 of the outstanding options are exercisable due to vesting provisions within the options.

The weighted average grant date fair value of Holocom’s options granted during the three months ended August 31, 2008 was $0.08 per option.

As of August 31, 2008, there was approximately $13,907 of total unrecognized compensation cost related to employee stock option compensation arrangements.  That cost is expected to be recognized by Holocom on a straight-line basis over the next 34 months.

During the three months ended August 31, 2008, Holocom recognized $6,706 of employee, consultant and director stock-based compensation expense related to stock options under SFAS No. 123(R).

11.   Note Payable

On June 18, 2008, we financed a portion of our Directors and Officers insurance premium in the amount of $210,888.  The financed balance includes interest charges of $4,487 at an annual percentage rate of 5.16%.  The note is due on March 1, 2009 and requires monthly payments of $23,432.  At August 31, 2008 the balance on the note was $140,592.

12.   Stockholders’ Equity

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on certain investments classified as available-for-sale, net of tax, which are excluded from our condensed consolidated statements of operations in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) for the three months ended August 31, 2008 and 2007 was as follows:

	Three Months Ended August 31,
	2008	2007
Net income (loss)	$3,209,513	$(1,962,386)
Unrealized holding losses on investments, net of taxes	(88,704)	—
Total comprehensive income (loss)	$3,120,809	$(1,962,386)

Share Repurchases

During July 2006 we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market.  As part of the program we purchased 2,367,160 and 4,961,640 shares of our common stock at an aggregate cost of $504,771 and $2,725,793 during the three months ended August 31, 2008 and 2007, respectively.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

Equity Transactions

The following table summarizes equity transactions during the three months ended August 31, 2008:

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amounts	Capital	Deficit	Treasury Stock

Balance June 1, 2008	389,414,915	$4,109	$70,004,814	$(33,763,357)	$(12,723,172)
Non-cash compensation	-	-	114,875	-	-
Repurchase of common stock for treasury	(2,367,160)	-	-	-	(504,771)
Net income	-	-	-	3,209,513	-
Balance August 31, 2008	387,047,755	$4,109	$70,119,689	$(30,553,844)	$(13,227,943)

Stock Options and Warrant Activity

As of August 31, 2008, we had 100,000 options outstanding pursuant to our 1996 Stock Option Plan exercisable at $0.07 per share expiring in 2009; 849,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.10 to $0.86 per share expiring through 2013; 2,973,000 options outstanding pursuant to our 2003 Stock Option Plan exercisable at a range of $0.05 to $0.40 per share expiring through 2013; and 4,238,000 options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.36 to $0.70 per share expiring through 2013.  Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

During the three months ended August 31, 2008, we recorded $114,182 of non-cash compensation expense related to vesting of stock options, including $6,706 related to Holocom.

As of August 31, 2008, we had warrants outstanding to purchase 550,000 common shares at exercise prices ranging from $0.20 to $1.00 per share, expiring at various dates through 2013.  During the three months ended August 31, 2008, we issued 250,000 warrants to purchase shares of common stock at $0.23 per share to our institutional investor relations firm; the warrants are subject to vesting criteria.  No warrants were exercised and no warrants expired during the three months ended August 31, 2008.

During the three months ended August 31, 2008, we recorded $693 of non-cash compensation expense related to vesting of warrants.

13.  Commitments and Contingencies

Litigation

Patent Litigation

On February 8, 2008, we, TPL and Alliacense Ltd. were named as defendants in three separate lawsuits filed in the United States District Court for the Northern District of California by Asustek Computer, Inc., HTC Corporation, and Acer, Inc., and affiliated entities of each of them. On February 13, 2008, the Asustek claims were amended to include claims against MCM Portfolio, LLC (Alliacense and MCM Portfolio are TPL-related entities), which do not involve us.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

The Asustek case seeks declaratory relief that its products do not infringe enforceable claims of the '336, '584 and '749 patents. The Asustek case also seeks a similar declaration with respect to two patents owned by TPL that are not a part of the MMP Portfolio, and as such we are not engaged in this aspect of the litigation and defense. The Acer case seeks declaratory relief that its products do not infringe enforceable claims of the '336, '584 and '749 patents. The HTC case similarly seeks declaratory relief that its products do not infringe enforceable claims of those three patents and the '148 patent.

On April 25, 2008, we and TPL filed five patent infringement lawsuits in the Eastern District of Texas against HTC, Acer and Asustek. These suits allege infringement by HTC and Acer with respect to the '336, '749, '584 and '148 patents; and by Asustek with respect to the '336, '749 and '584 patents. On June 4, 2008, we and TPL filed patent infringement lawsuits against those parties in the Eastern District of Texas with respect to the  '890 patent of the MMP Portfolio.  The Asustek action in the Eastern District of Texas is inclusive of matters with respect to two patents owned by TPL that are not  a part of the MMP Portfolio, and accordingly we are not engaged in this aspect of the litigation and defense (collectively, these cases are referred to as the "T-3 Litigation”).

Motions to dismiss or transfer the Northern District of California actions to the Eastern District of Texas were heard on September 19, 2008 by U.S. District Judge Jeremy Fogel and are presently under submission.  Following Judge Fogel's ruling, we expect to learn where the T-3 Litigation will proceed.  The discovery  phase has not yet begun in any of the cases.

401(k) Plan

We have a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. We match 50% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation. Participants vest 33% per year over a three year period in our contributions. Our matching contributions during the three months ended August 31, 2008 and 2007 were $2,038 and $928, respectively.

Guarantees and Indemnities

We have made certain guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party. We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware and California for Holocom. In connection with our facility leases, we have indemnified our lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these guarantees and indemnities in the accompanying consolidated balance sheets.

14. Segment Information

Holocom began operations in February 2007 and we consolidated Holocom in our consolidated financial statements in March 2007. Holocom is an operating segment under SFAS No. 131, Disclosures About Segments of an Enterprise, as revenue is 10% or more of the total revenue of all operating segments.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Segment Information (continued)

Holocom is engaged in the business of developing and manufacturing network-security hardware for sale to government, military, and other high-security facilities. There is no inter-segment revenue, and the accounting policies for segment reporting are the same as for us as a whole.

The “all other” category includes the results for Patriot Scientific Corporation.

Operating segment net revenue, operating loss and income (loss) before taxes for the three months ended August 31, 2008 and 2007 were as follows:

	Three Months Ended
	August 31, 2008	August 31, 2007
Net revenue:
Holocom	$1,319,366	$511,864
All other	39,280	9,505
Total net revenue	$1,358,646	$521,369

	Three Months Ended
	August 31, 2008	August 31, 2007
Operating income (loss):
Holocom	$117,453	$(145,629)
All other	(1,273,865)	(1,472,727)
Total operating loss	$(1,156,412)	$(1,618,356)

Income (loss) before taxes:
Holocom	$114,558	$4,749
All other	5,396,024	(2,199,704)
Total income before taxes	$5,510,582	$(2,194,955)

All sales were to unaffiliated customers within the United States.

Accounts receivable concentration information for Holocom as of August 31, 2008 and May 31, 2008 and sales concentration information for the three months ended August 31, 2008 and 2007 were as follows:

	Three months ended August 31, 2008		August 31, 2008	Three months ended August 31, 2007		May 31, 2008
	Sales	% of sales	% of A/R	Sales	% of sales	% of A/R
Anixter	$793,953	60%	62%	$341,070	73%	16%
Graybar Electric Company, Inc.	$361,313	27%	6%	-----	----	-----

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

15.  Subsequent Events

During the period September 1, 2008 through October 3, 2008, we purchased 1,469,950 shares of our common stock at an aggregate cost of $302,837 pursuant to our stock buyback program.

On September 1, 2008 we purchased Crossflo for $10 million in cash and stock.  The average closing price of our common stock as required to be calculated in the Agreement and Plan of Merger was $0.24389 per share.  In connection with the transaction we paid $1,955,741 in cash and issued 17,583,235 shares of our common stock with a fair market value of $4,288,375 to Crossflo’s preferred shareholders; we issued 2,844,630 shares of our common stock with a fair market value of $693,777 to our escrow agent, Union Bank of California, to be held until the conditions specified in the Escrow Agreement associated with the Agreement and Plan of Merger are satisfied; we paid $437,388 in cash and issued 5,104,196 shares of our common stock with a fair market value of $1,244,862 to Crossflo’s convertible note holders; we paid $85,548 in cash and issued 1,456,394 shares of our common stock with a fair market value of $355,200 to Crossflo’s appointed broker in connection with the closing of the acquisition; and, we accrued $57,093 to Crossflo’s legal counsel for work performed in affecting the transaction.

The consideration paid to the convertible note holders, the appointed broker, Crossflo’s legal counsel, and a working capital deduction of $64,252, all served to reduce the consideration available for distribution to Crossflo’s preferred shareholders. Prior to the closing of the transaction, we held $817,750 of Crossflo convertible notes which were discharged as additional consideration for the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS". SEE ALSO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 2008.

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

1.           Revenue Recognition

Accounting for revenue recognition is complex and affected by interpretations of guidance provided by several sources, including the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”). This guidance is subject to change. We follow the guidance established by the SEC in Staff Accounting Bulletin No. 104, as well as generally accepted criteria for revenue recognition, which require that, before revenue is recorded, there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured, and delivery to our customer has occurred. Applying these criteria to certain of our revenue arrangements requires us to carefully analyze the terms and conditions of our license agreements. Revenue from our technology license agreements is recognized at the time we enter into a contract, determine the license model (paid-in-advance or on-going royalty), and provide our customer with the licensed technology, if applicable. These criteria are generally met during the fiscal quarter of license announcement for paid- in-advance licenses, or the subsequent quarter immediately following. We believe that this is the point at which we have performed all of our obligations under the agreement; however, this remains a highly interpretive area of accounting and future license agreements may result in a different method of revenue recognition. To date all of our technology licenses have been paid-in-advance, however, on-going royalty license terms may be opted for by future licensees of our technology. Fees for maintenance or support of our licenses are recorded on a straight-line basis over the underlying period of performance.

Our consolidated variable interest entity recognizes revenue upon shipment of its product both from its warehouse  and  when it is received by the customer, depending on the shipping method, and recognizes revenue on its short-term installation contracts as time and materials costs are incurred.

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

3.           Stock Options and Warrants

On June 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.  Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock Based Compensation.

In November 2005, FASB issued FASB Staff Position (“FSP”)No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FAS 123R-3”).  We have elected to adopt the alternative transition method provided in FAS 123R-3.  The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our condensed consolidated statement of operations for the three months ended August 31, 2007 included compensation expense for the share-based payment awards granted subsequent to May 31, 2007 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized in our condensed consolidated statement of operations for the three months ended August 31, 2008 included compensation expense for share-based payment awards granted prior to May 31, 2008 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended August 31, 2008 and 2007 of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated pricing term of option grants for the three months ended August 31, 2008 and 2007 was five years.

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

Additionally, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, or FIN 48, on June 1, 2007, the first day of fiscal 2008.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Under FIN 48 we may only recognize tax positions that meet a “more likely than not” threshold.

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

We have a 37.4% interest in Talis.  We account for our investment using the equity method of accounting pursuant to paragraph 8 of AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures (which has applicability to non-Real Estate accounting matters as well) as our membership share of this limited liability company is more than minor.  Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statement of operations in the caption “Equity in earnings of affiliated companies”.

We own 37.1% of the preferred stock of Avot.  This investment is accounted for at cost since we do not have the ability to exercise significant influence over the operating and financial policies of Avot.

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

6.           Variable Interest Entity

We own 100% of the preferred stock of Holocom. On March 27, 2007 we entered into an 18 month revolving line of credit with Holocom for a maximum amount of $500,000 which matured on September 27, 2008.  The line of credit was paid in full on August 31, 2008.  During July 2008, Holocom obtained a credit facility from a third party which we guaranteed. The line of credit and the subsequent guaranty by us caused us to have a variable interest in Holocom, a variable interest entity, and we have determined that we are the primary beneficiary as we absorb more than half of the variable interest entity’s expected losses. FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”) as modified by FASB in December of 2003 (“FIN 46(R)”), requires us to consolidate Holocom as long as we are deemed to be the primary beneficiary.

We reevaluate our primary beneficiary position at each of our balance sheet dates using the guidance in FIN  46(R). If we are no longer deemed to be the primary beneficiary of the variable interest entity, we will discontinue consolidation.

Results of Operations

Comparison of the Three Months Ended August 31, 2008 and Three Months Ended August 31, 2007.

	Three months ended
	August 31, 2008		August 31, 2007

Holocom:	Dollars	% of Revenue	Dollars	% of Revenue
Revenues - Product sales and other	$1,319,366	100.0%	$511,864	100.0%
Cost of sales	584,253	44.3%	151,535	29.6%
Gross profit	$735,113	55.7%	$360,329	70.4%

PTSC:
Revenues - Product sales and other	$39,280	100.0%	$9,505	100.0%
Cost of sales	-	-	-	-
Gross profit	$39,280	100.0%	$9,505	100.0%

Our revenues increased from approximately $521,000 for the three months ended August 31, 2007 to approximately $1,359,000 for the three months ended August 31, 2008. Our revenue amounts do not include  a loss of approximately $1,201,000 from our investment in PDS for the three months ended August 31, 2007, or income of approximately $6,621,800 from our investment in PDS for the three months ended August 31, 2008 and a loss of approximately $63,000 from our investment in Talis for the three months ended August 31, 2008.  During the three months ended August 31, 2008 and 2007, we recorded sales amounting to approximately $1,319,000 and $512,000, respectively, by our consolidated variable interest entity, Holocom, with cost of sales amounting to approximately $584,000 and $152,000, respectively. The increase in sales for Holocom during the three months ended August 31, 2008 as compared to the three months ended August 31,  2007 is primarily due to increased sales to distributors.  During the three months ended August 31, 2008 and 2007, we recognized maintenance fee revenues totaling approximately $6,250  and $6,250 in connection with an agreement with AMD Corporation during the 2005 fiscal year. The agreement called for maintenance fees totaling $100,000 connected with a license agreement for our Ignite technology; the license fee revenue is being recognized as revenue evenly over the four year period of the license. In addition during the three months ended August 31, 2008, we recorded sales of approximately $33,000 from the sale of microprocessor chips that we no longer market. Inventory associated with the sales of these microprocessor chips is carried at zero value.  The sales of microprocessor chips during August 2008 were the final sales of our inventory on hand.  During the three months ended August 31, 2007, we recorded sales of approximately $3,300 relating to the microprocessor chips.

	Three months ended
	August 31, 2008	August 31, 2007
Selling, general and administrative	$1,930,805	$1,958,190

Selling, general and administrative expenses decreased from approximately $1,958,000 for the three months ended August 31, 2007 to approximately $1,931,000 for the three months ended August 31, 2008.  Legal expenses decreased by approximately $95,000 for the three months ended August 31, 2008 compared with the three months ended August 31, 2007 and accounting expenses increased by approximately $117,000 for the three months ended August 31, 2008 compared with the three months ended August 31, 2007.  The increase in accounting expenses was primarily due to the cost of Holocom’s audit of internal control over financial reporting of approximately $60,000, such costs were not incurred during the three months ended August 31, 2007 and costs of approximately $45,000 relating to the Crossflo transaction of which we capitalized at closing on September 1, 2008.  Salary costs and related expenses included non-cash expenses associated with the fair value of options granted during the period in accordance with SFAS No. 123R.  During the three months ended August 31, 2008, no options were granted.  The vesting on existing grants resulted in non-cash compensation expense of approximately $107,500.  During the three months ended August 31, 2007, 325,000 options were granted to employees and directors resulting in non-cash compensation expense of approximately $113,000. Additional non-cash compensation for the three months ended August 31, 2007 amounted to approximately $170,000 for vesting of employee stock options in accordance with SFAS 123(R). Board of director fees amounting to approximately $102,000 were paid during the three months ended August 31, 2008 as compared to $98,000 paid for the three months ended August 31, 2007.  Other salary expenses increased by approximately $49,000 for the three months ended August 31, 2008 as compared with the three months ended August 31, 2007 consisting of approximately $46,000 relating to Holocom.  Public and investor relations expenses decreased by approximately $36,500 for the three months ended August 31, 2008 as compared with the three months ended August 31, 2007 due to changes in our investor and public relations firms and one-time fees for services incurred in the three months ended August 31, 2007.

	Three months ended
	August 31, 2008	August 31, 2007
Settlement and license expense	$-	$30,000

Settlement and license expenses amounting to $30,000 were recorded for the three months ended August 31, 2007 relating to royalties payable resulting from an agreement with Fish (see Note 8 to our condensed consolidated financial statements for more information).

		Three months ended
	z	August 31, 2008	August 31, 2007
Other income (expense):
Interest and other income		$112,846	$474,525
Loss on sale of assets		-	(345)
Interest expense		(4,622)	(237)
Gain on sale of subsidiary interest		-	150,000
Equity in earnings (loss) of affiliated companies		6,558,770	(1,200,542)
Total other income (expense), net		$6,666,994	$(576,599)

Our other income and expenses for the three months ended August 31, 2008 included equity in the earnings of PDS consisting of net income after expenses in the amount of approximately $6,621,800 and our share of loss in Talis consisting of approximately $63,000 after expenses.  For the three months ended August 31, 2007, our other income and expenses included our share of loss in PDS of approximately $1,201,000. Our investments in PDS and Talis are accounted for in accordance with the equity method of accounting for investments. Total other income and expense for the three months ended August 31, 2008 amounted to net other income of approximately $6,667,000 compared with total other income and expense for the three months ended August 31, 2007 of net other expense amounting to approximately $577,000. Interest income and other income decreased from approximately $475,000 for the three months ended August 31, 2007 to approximately $113,000 for the three months ended August 31, 2008 due to declines in interest rates for our cash, cash equivalents and short term investment accounts. During the three months ended August 31, 2007, Holocom recognized $150,000 of other income in connection with the sale of a portion of its interest in Talis to a third party.

During the three months ended August 31, 2007, we recorded a benefit for income taxes of approximately $233,000 related to federal and California taxes.  During the three months ended August 31, 2008, we recorded a provision for income taxes of approximately $2,380,000 related to federal and California taxes.

We recorded a net loss for the three months ended August 31, 2007 of $1,962,386 compared with net income of $3,209,513 for the three months ended August 31, 2008.

Liquidity and Capital Resources

Liquidity

Our cash and short-term investment balances increased from approximately $6,722,000 as of May 31, 2008  to approximately $8,847,000 as of August 31, 2008. We also have restricted cash balances amounting to approximately $51,000 as of May 31, 2008 and approximately $51,000 as of August 31, 2008. Total current assets increased from approximately $9,851,000 as of May 31, 2008 to approximately $11,689,000 as of August 31, 2008. Total current liabilities amounted to approximately $930,000 and approximately $4,857,000 as of May 31, 2008 and August 31, 2008, respectively. The change in our current position as of August 31, 2008 as compared with May 31, 2008 results in part from our receipt of approximately $5,852,000 in distributions from PDS and from recording a liability for income taxes of approximately $3,749,000.

During June 2008, we obtained a credit facility for as long as needed, which provides for financing up to 50% of the par value balance of our outstanding auction rate securities. The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee, and if drawn upon will bear interest at the federal funds rate plus 3%.

Cash Flows From Operating Activities

Cash used in operating activities for the three months ended August 31, 2008 was approximately $985,000 as compared with cash used in operating activities for the three months ended August 31, 2007 of approximately $2,129,000. The principal components of the current period amount were: net income of approximately $3,210,000 and a change in income taxes payable of approximately $3,749,000.  These increases were partially offset by: equity in earnings of affiliates of $6,559,000 and change in deferred taxes of approximately $1,606,000.

Cash Flows From Investing Activities

Cash provided by investing activities was approximately $3,894,000 for the three months ended August 31, 2008 as compared to cash used in investing activities of approximately $255,000 for the three months ended August 31, 2007. The increase was primarily due to distributions received from PDS for the three months ended August 31, 2008 of approximately $5,852,000.  There were no distributions received during the three months ended August 31, 2007.  Cash used during the three months ended August 31, 2008 included approximately $668,000 in purchases of Crossflo and Avot convertible notes, approximately $1,050,000 in purchases of Avot preferred stock and approximately $497,000 in purchases of Talis LLC membership units.

Cash Flows From Financing Activities

Cash used in financing activities for the three months ended August 31, 2008 was approximately $575,000 as compared to approximately $3,640,000 for the three months ended August 31, 2007.   For the three months ended August 31, 2008, cash of approximately $505,000 was used to purchase common stock for treasury and cash of approximately $70,000 was used to pay our note payable.

Capital Resources

Our current position as of August 31, 2008 is expected to provide the funds necessary to support our operations through at least the next twelve months.

Contractual Obligations and Commitments

A summary of our outstanding contractual obligations at August 31, 2008 is as follows:

Contractual Cash Obligations	Total Amounts Committed	1-3 Years

Operating leases - facilities	$143,430	$143,430

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals and expands disclosures about fair value measurements.  The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements.  The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.  Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements.  The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB released FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the fiscal year beginning June 1, 2009.  On June 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities.  The adoption did not have a material effect on our results of operations and financial position.  We are in the process of evaluating the impact of adoption of SFAS No. 157 for nonfinancial assets and liabilities, but do not anticipate that the adoption will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This Statement does not eliminate disclosure requirements included in other accounting standards.  We have elected not to measure eligible financial assets and liabilities at fair value.  Accordingly, the adoption of SFAS No. 159 did not have a material impact on our results of operations and financial position.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 161”) requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement is effective for financial statements issues for fiscal years and interim periods beginning after November 15, 2008.  We expect to adopt SFAS No. 161 on June 1, 2009. We are currently assessing the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations. The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present in Conformity With GAAP, SFAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of  Present Fairly in Conformity with GAAP, and is not expected to have any impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on our consolidated financial statements.

Risk Factors

We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock. We believe the following to be our most significant risk factors as of the date this report is being filed. The risks and uncertainties described below are not the only ones we face.

We Have Reported Substantial Income In The First Quarter Of Fiscal 2009, And For The Fiscal Years 2008, 2007 and 2006 Which May Not Be Indicative Of Our Future Income

During the first quarter of fiscal 2009, and for the fiscal years 2008, 2007 and 2006, we entered into license agreements, directly and through our joint venture with TPL. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, petitions with the U. S. Patent and Trademark Office to re-examine certain of our patents, and the possible effect of new judicial interpretations of patent laws, we cannot predict the amount of future revenues from such agreements, or whether there will be future revenues from license agreements at all.

We Are Dependent Upon A Joint Venture For Substantially All Of Our Income In Which Our Role Is Of A Passive Nature

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

We hold a minority interest in Holocom to which we have guaranteed third party debt. Under the applicable provisions of accounting principles generally accepted in the United States of America, including FIN 46(R), we currently consolidate the financial statements and results of operations of this company into our consolidated financial statements and results of operations, and record the equity interest that we do not own as a minority interest. For our investments  accounted for under the equity method (PDS and Talis), we record as part of other income or expense our share of the increase or decrease in the equity of these companies in which we have invested. Our investment in Avot is recorded at cost basis.  It is possible that, in the future, our relationships and/or our interests in or with this consolidated entity, equity method investees and cost basis investee could change. Such potential future changes could result in deconsolidation or consolidation of such entities, as the case may be, which could result in changes in our reported results.

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

During the quarter ended February 29, 2008, we were named as co-defendants in three separate lawsuits regarding the MMP Portfolio.  See footnote 13 to our condensed consolidated financial statements and Part II, Item 1. Legal Proceedings in this Report on Form 10-Q.

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

The Market For Our Stock Is Subject To Rules Relating To Low-Priced Stock (“Penny Stock”) Which May Limit Our Ability To Raise Capital

Our common stock is currently listed for trading in the Financial Industry Regulatory Authority (“FINRA”) Over-The-Counter Bulletin (“OTC”) Board Market and is subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Exchange Act. In general, the penny stock rules apply to non-NASDAQ or non-national stock exchange companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” on behalf of persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document, quote information, broker’s commission information and rights and remedies available to investors in penny stocks. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules, and as a result, the number of broker-dealers willing to act as market makers in such securities is limited. The “penny stock rules,” therefore, may have an adverse impact on the market for our common stock and may affect our ability to raise additional capital if we decide to do so.

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

Auction Rate Securities

Our exposure to market risk for changes in interest rates relates primarily to our auction rate securities.  During the quarter ended February 29, 2008, investment banks were reporting an inability to successfully obtain subscribers for high credit quality auction rate securities.  As of August 31, 2008, we held such auction rate securities with a par value totaling $12.9 million that failed to sell at auction. In the event we need to access funds invested in these auction rate securities we will not be able to liquidate these securities until a future auction of these securities is successful, they are refinanced and redeemed by the issuers, or a buyer is found outside of the auction process.  The investments consist of student loan auction rate instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (“FFELP”).  These investments are of high credit quality and the AAA credit ratings of the investments have been reaffirmed since August 2008.  These instruments are collateralized in excess of the underlying obligations, are insured by the various state educational agencies, and are guaranteed by the Department of Education as an insurer of last resort.

At August 31, 2008, the fair value of our auction rate securities was estimated at $12.4 million based on a valuation by Houlihan Smith & Company, Inc.  We recorded the net temporary valuation adjustment of $309,321 in other comprehensive income, which represents the gross valuation adjustment of $522,024, net of the related tax benefit of $212,703.  We have concluded that the unrealized losses on these investments are temporary because (i) we believe that the decline in market value and absence of liquidity that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) we have the intent and ability to hold these investments until a recovery in market value occurs.  Since this valuation adjustment is deemed to be temporary, it did not affect our earnings for the three months ended August 31, 2008.

We are not currently able to predict how long these investments will remain illiquid, and as such, they have been classified as long-term investments in marketable securities in the accompanying consolidated balance sheet at August 31, 2008.

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

Item 4. Controls and Procedures

We consolidate Holocom, a variable interest entity as defined in FIN 46(R) that we do not control or manage and consequently, our disclosure controls and procedures with respect to this entity are necessarily limited to oversight or monitoring controls that we have implemented to provide reasonable assurance that the objectives of our disclosure controls and procedures as described above are met.

As of May 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2008 our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, as a result of the material weakness identified and discussed below.

As of May 31, 2008, a material weakness existed relating to Holocom’s information technology general controls, including ineffective controls relating to following:

•	There is no IT security policy,
•	There is no change management policy,
•	There is no evidence of changes which have been performed,
•	There is no physical security over servers, firewall, router and switches,
•	There is no documentation of the granting of user access rights process,
•	There is no documentation of the user access termination process,
•	The firewall configuration does not reflect Holocom’s current usage,
•	Remote access is not well controlled,
•	Two of five systems did not have recent antivirus signature files,
•	The antivirus software is not installed on the server,
•	All named users, plus the CIO using the administrator account, have full access to all areas of QuickBooks,
•	All authenticated users are allowed full access to the files in the Finance directory,
•	The domain administrator list is not limited to the minimum appropriate personnel,
•	Passwords are only required to be five characters which is deemed insufficient for good security,
•	There is no evidence of the CIO’s weekly backup review occurring, and management is not being notified of failures,
•	There are no stored backup tapes off-site or in a media safe, and
•	There are no regularly run test restorations.

Remediation of Previously Reported Material Weakness

During the quarter ended August 31, 2008, we completed remediation of the material weakness relating to Holocom’s information technology controls.  In connection with the remediation process we implemented the following:

-	Enhanced procedures and documentation addressing the unique issues contributing to the original assessment of the material weakness.

-	More robust on-going management review of factors that impact information technology controls.

Through these steps, we believe we have addressed the deficiencies that affected our internal control over financial reporting as of May 31, 2008, and we intend to continue to evaluate and strengthen our systems of internal control over financial reporting.

Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of August 31, 2008, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our report filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of August 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management has implemented changes that have materially affected or are reasonably likely to affect Holocom’s internal control over financial reporting during the quarter ended August 31, 2008 as further described above in “Remediation of Previously Reported Material Weakness,” and concluded that the previously reported material weakness no longer exists as of August 31, 2008.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

Patent Litigation

On February 8, 2008, we, TPL and Alliacense Ltd. were named as defendants in three separate lawsuits filed in the United States District Court for the Northern District of California by Asustek Computer, Inc., HTC Corporation, and Acer, Inc., and affiliated entities of each of them. On February 13, 2008, the Asustek claims were amended to include claims against MCM Portfolio, LLC (Alliacense and MCM Portfolio are TPL-related entities), which do not involve us.

The Asustek case seeks declaratory relief that its products do not infringe enforceable claims of the '336, '584 and '749 patents. The Asustek case also seeks a similar declaration with respect to two patents owned by TPL that are not a part of the MMP Portfolio, and as such we are not engaged in this aspect of the litigation and defense. The Acer case seeks declaratory relief that its products do not infringe enforceable claims of the '336, '584 and '749 patents. The HTC case similarly seeks declaratory relief that its products do not infringe enforceable claims of those three patents and the '148 patent.

On April 25, 2008, we and TPL filed five patent infringement lawsuits in the Eastern District of Texas against HTC, Acer and Asustek. These suits allege infringement by HTC and Acer with respect to the '336 '749 '584 and '148 patents; and by Asustek with respect to the '336, '749 and '584 patents. On June 4, 2008, we and TPL filed patent infringement lawsuits against those parties in the Eastern District of Texas with respect to the ‘890 patent of the MMP Portfolio.  The Asustek action in the Eastern District of Texas is inclusive of matters with respect to two patents owned by TPL that are not  a part of the MMP Portfolio, and accordingly we are not engaged in this aspect of the litigation and defense (collectively, these cases are referred to as the "T-3" Litigation).

Motions to dismiss or transfer the Northern District of California actions to the Eastern District of Texas were heard on September 19, 2008 by U.S. District Judge Jeremy Fogel and are presently under submission.  Following Judge Fogel's ruling, we expect to learn where the T-3 litigation will proceed.  The discovery phase has not yet begun in any of the cases.

Item 1A. Risk Factors

There are no material changes from the risk factors contained in our 10-K for the year ended May 31, 2008.  Please see Part I, Item 2, above, for our risk factors.

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
2.2
Assets Purchase Agreement and Plan of Reorganization dated June 22, 1994, among the Company, nanoTronics Corporation and Helmut Falk, incorporated by reference to Exhibit 10.4 to Form 8-K dated July 6, 1994 (Commission file No. 000-22182)

2.2.1
Amendment to Development Agreement dated April 23, 1996 between the Company and Sierra Systems, incorporated by reference to Exhibit 2.2.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed April 29, 1996 (Commission file No. 333-01765)

2.3
Form of Exchange Offer dated December 4, 1996 between the Company and certain shareholders of Metacomp, Inc., incorporated by reference to Exhibit 2.3 to Form 8-K filed January 9, 1997 (Commission file No. 000-22182)

2.4
Letter of Transmittal to Accompany Shares of Common Stock of Metacomp, Inc. Tendered Pursuant to the Exchange Offer dated December 4, 1996, incorporated by reference to Exhibit 2.4 to Form 8-K filed January 9, 1997 (Commission file No. 000-22182)

2.5
Agreement and Plan of Merger dated August 4, 2008, among the Company, PTSC Acquisition 1 Corp, Crossflo Systems, Inc. and the Crossflo principal officers, incorporated by reference to Exhibit 99.1 to Form 8-K filed August 11, 2008 (Commission file No. 000-22182)

3.1
Original Articles of incorporation of the Company’s predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, (Commission file No. 33-23143-FW)

3.2
Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18, (Commission file No. 33-23143-FW)

3.3
Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 24, 1992, incorporated by reference to Exhibit 3.3 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.3.1
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to Form 10-KSB for the fiscal year ended May 31, 1995 (Commission file No. 000-22182)

3.3.2
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on June 24, 1997, incorporated by reference to Exhibit 3.3.2 to Form 10-KSB for the fiscal year ended May 31, 1997, filed July 18, 1997 (Commission file No. 000-22182)

3.3.3
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 28, 2000, incorporated by reference to Exhibit 3.3.3 to Registration Statement on Form S-3 filed May 5, 2000 (Commission file No. 333-36418)

3.3.4
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on May 6, 2002, incorporated by reference to Exhibit 3.3.4 to Registration Statement on Form S-3 filed June 27, 2002 (Commission file No. 333-91352)

3.3.5
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on October 16, 2003, incorporated by reference to Exhibit 3.3.5 to Registration Statement on Form SB-2 filed May 21, 2004 (Commission file No. 333-115752)

3.4
Articles and Certificate of Merger of Patriot Financial Corporation into the Company dated May 1, 1992, with Agreement and Plan of Merger attached thereto as Exhibit A, incorporated by reference to Exhibit 3.4 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

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
10.1
Employment Agreement dated September 17, 2007 by and between the Company and Clifford L. Flowers, incorporated by reference to Exhibit 10.1 to Form 8-K filed September 19, 2007 (Commission file No. 000-22182)

10.2
Employment Agreement dated February 29, 2008 by and between the Company and Frederick C. Goerner, incorporated by reference to Exhibit 99.1 to Form 8-K filed May 20, 2008 (Commission file No. 000-22182)

23.1*	Consent of Independent Valuation Firm
31.1*	Certification of Frederick C. Goerner, CEO, pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Clifford L. Flowers, CFO, pursuant Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Frederick C. Goerner, CEO, pursuant to Section 1350 of Chapter 63 Title 18 of the United States Code
32.2*	Certification of Clifford L. Flowers, CFO, pursuant to Section 1350 of Chapter 63 Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: October 10, 2008	PATRIOT SCIENTIFIC CORPORATION
/S/ FREDERICK C. GOERNER
Frederick C. Goerner
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FREDERICK C. GOERNER	President and Chief Executive Officer	October 10, 2008
Frederick C. Goerner

/S/ CLIFFORD L. FLOWERS	Chief Financial Officer and	October 10, 2008
Clifford L. Flowers	Principal Accounting Officer

/S/ CARLTON M. JOHNSON	Director	October 10, 2008
Carlton M. Johnson

/S/ GLORIA H. FELCYN	Director	October 10, 2008
Gloria H. Felcyn

/S/ HELMUT FALK, JR.	Director	October 10, 2008
Helmut Falk, Jr.

/S/ HARRY L. TREDENNICK	Director	October 10, 2008
Harry L. Tredennick

/S/ DONALD E. SCHROCK	Director	October 10, 2008
Donald E. Schrock