Form 10-Q
period 2008-11-30
PATRIOT SCIENTIFIC CORP
filed 2009-01-09
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Yes [  ]  No [X]

On January 2, 2009, 410,984,394 shares of common stock, par value $.00001 per share (the issuer’s only class of voting stock) were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of November 30, 2008 (unaudited) and May 31, 2008	3
Condensed consolidated Statements of Operations for the three and six months ended November 30, 2008 and November 30, 2007 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the six months ended November 30, 2008 and November 30, 2007 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	7-34
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35-52
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	52
ITEM 4. Controls and Procedures	53
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	54
ITEM 1A. Risk Factors	55
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	55
ITEM 3. Defaults Upon Senior Securities	56
ITEM 4. Submission of Matters to a Vote of Security Holders	56
ITEM 5. Other Information	57
ITEM 6. Exhibits	57-59

SIGNATURES

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements
Patriot Scientific Corporation
Condensed Consolidated Balance Sheets

	November 30, 2008	May 31, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$7,492,534	$6,424,015
Restricted cash and cash equivalents	51,777	51,122
Marketable securities and short term investments	172,455	298,243
Accounts receivable	1,227,115	538,500
Accounts receivable - affiliated company	31,237	7,501
Notes receivable	33,149	450,115
Inventory	957,113	388,141
Work-in-process	80,030	-
Prepaid income taxes	-	222,311
Deferred tax assets	870,385	1,390,832
Prepaid expenses and other current assets	291,841	79,840
Total current assets	11,207,636	9,850,620

Marketable securities	11,498,675	12,527,675
Property and equipment, net	104,258	68,504
Goodwill	1,636,826	-
Other intangible assets, net	5,900,352	63,299
Deferred tax assets	3,410,202	-
Other assets	47,448	8,190
Investments in affiliated companies	3,730,034	2,913,614
Total assets	$37,535,431	$25,431,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$765,658	$555,690
Accrued expenses and other	395,891	373,848
Notes payable	320,296	-
Deferred revenue	31,574	-
Income taxes payable	1,925,234	-
Total current liabilities	3,438,653	929,538

Long term debt	2,970,503	-
Deferred tax liabilities	-	1,085,181
Total long term liabilities	2,970,503	1,085,181
Total liabilities	6,409,156	2,014,719

Commitments and contingencies

Minority interest	308,327	115,406

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,067,618 shares issued and 411,184,394 shares outstanding at November 30, 2008 and 500,000,000 shares authorized: 410,979,163 shares issued and 389,414,915 shares outstanding at May 31, 2008	4,368	4,109
Additional paid-in capital	76,882,304	70,004,814
Accumulated deficit	(31,486,103)	(33,763,357)
Common stock held in treasury, at cost – 26,883,224 shares and 21,564,248 shares at November 30, 2008 and May 31, 2008, respectively	(13,752,279)	(12,723,172)
Accumulated other comprehensive loss	(830,342)	(220,617)
Total stockholders’ equity	30,817,948	23,301,777
Total liabilities and stockholders’ equity	$37,535,431	$25,431,902

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
Revenues:
Product sales and other	$1,616,908	$945,830	$2,975,554	$1,467,199
License and service revenue	258,353	-	258,353	-
Total revenues	1,875,261	945,830	3,233,907	1,467,199

Cost of sales:
Product sales and other	700,365	356,338	1,284,618	507,873
License and service revenue	165,140	-	165,140	-
Amortization of purchased intangibles	211,302	-	211,302	-
Total cost of sales	1,076,807	356,338	1,661,060	507,873
Gross profit	798,454	589,492	1,572,847	959,326

Operating expenses:
Research and development	151,874	-	151,874	-
Selling, general and administrative	2,175,788	1,986,363	4,106,526	3,944,553
Settlement and license expense	-	388,660	-	418,660
Total operating expenses	2,327,662	2,375,023	4,258,400	4,363,213
Operating loss	(1,529,208)	(1,785,531)	(2,685,553)	(3,403,887)

Other income (expense):
Interest and other income	144,748	301,066	257,593	775,591
Loss on sale of assets	(1,733)	(924)	(1,733)	(1,269)
Interest expense	(16,075)	-	(20,762)	(237)
Gain on sale of subsidiary interest	-	-	-	150,000
Equity in earnings of affiliated companies	109,739	5,486,039	6,668,509	4,285,497
Total other income, net	236,679	5,786,181	6,903,607	5,209,582

Income (loss) before income taxes and minority interest	(1,292,529)	4,000,650	4,218,054	1,805,695

Provision (benefit) for income taxes	(631,826)	1,584,114	1,747,879	1,351,545

Minority interest	271,556	-	192,921	-

Net income (loss)	$(932,259)	$2,416,536	$2,277,254	$454,150

Basic income (loss) per common share	$-	$0.01	$0.01	$-

Diluted income (loss) per common share	$-	$0.01	$0.01	$-

Weighted average number of common shares outstanding-basic	408,791,665	391,245,755	398,405,637	390,848,284

Weighted average number of common shares outstanding-diluted	408,791,665	392,627,522	400,232,650	393,814,090

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	November 30, 2008	November 30, 2007

Operating activities:
Net income	$2,277,254	$454,150
Adjustments to reconcile net income to net cash used in operating activities:
Minority interest in variable interest entity	192,921	-
Amortization and depreciation	240,771	22,915
Non-cash compensation relating to issuance of stock options and vesting of warrants	279,338	346,134
Accrued interest income added to investments and notes receivable	(7,958)	(641)
Equity in earnings of affiliated companies	(6,668,509)	(4,285,497)
Loss on sale of assets	1,733	1,269
Value of stock issued in connection with legal settlement	-	100,000
Write-off of patent costs	21,527	-
Deferred income taxes	(1,382,218)	(10,098,363)
Gain on VIE sale of portion of subsidiary interest	-	(150,000)
Reversal of tax effect of exercise of options	-	(25,645)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(587,436)	(279,244)
Receivable from affiliated company	(23,736)	-
Inventory	(568,972)	(266,153)
Work-in-process	(68,372)	-
Prepaid expenses and other current assets	(3,781)	179,695
Prepaid income taxes	222,311	2,070,981
Accounts payable and accrued expenses	117,027	(1,352,136)
Deferred revenue	31,574	-
Income taxes payable	1,925,234	5,446,572
Net cash used in operating activities	(4,001,292)	(7,835,963)

Investing activities:
Proceeds from sales of short-term investments	321,931	6,800,159
Purchases of short-term investments	(195,967)	(15,080,791)
Proceeds from sale of restricted investments	-	52,500
Purchases of property and equipment	(16,039)	(17,566)
Proceeds from sale of property and equipment	-	125
Proceeds from VIE sale of portion of subsidiary interest	-	100,000
Issuance of note receivable	(33,000)	-
Cash received from repayment of note receivable	50,243	-
Purchases of convertible notes receivable	(667,750)	-
Investments in affiliated companies	(1,546,500)	-
Distributions from affiliated company	7,648,589	7,738,072
Cash paid in purchase acquisition, net of cash acquired	(2,546,477)	-
Net cash provided by (used in) investing activities	3,015,030	(407,501)

Financing activities:
Proceeds from exercise of common stock warrants and options	5,000	18,200
Repurchase of warrants	-	(2,760,900)
Payments on notes payable	(175,594)	-
Issuance of notes payable	3,250,000	-
Repurchase of common stock for treasury	(1,029,107)	(3,042,921)
Tax effect of exercise of options granted under APB 25	4,482	-
Net cash provided by (used in) financing activities	2,054,781	(5,785,621)

Net increase (decrease) in cash and cash equivalents	1,068,519	(14,029,085)
Cash and cash equivalents, beginning of period	6,424,015	21,605,428
Cash and cash equivalents, end of period	$7,492,534	$7,576,343

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$20,762	$237
Cash payments for income taxes	$976,985	$3,958,000

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	November 30, 2008	November 30, 2007
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Cashless exercise of stock options	$-	$10
Cashless exercise of warrants	$-	$25
Note receivable issued in connection with VIE sale of portion of subsidiary interest	$-	$50,000
Conversion of note receivable to preferred stock – Avot Media, Inc.	$250,000	$-
Insurance premium financed with a note payable	$210,888	$-
Deferred tax benefit related to unrealized loss on investments in marketable securities charged to other comprehensive income	$(419,275)	$-
Conversion of notes receivable plus accrued interest in connection with Crossflo Systems, Inc. acquisition	$824,600	$-
Common stock issued in connection with Crossflo Systems, Inc. acquisition	$6,582,214	$-

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.  Operating results for the six month period ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.

Basis of Consolidation
The condensed consolidated balance sheet at May 31, 2008 and the condensed consolidated statements of operations for the three and six months ended November 30, 2007 include our accounts and those of our majority owned inactive subsidiaries, Metacomp, Inc. and Plasma Scientific Corporation and the variable interest entity (“VIE”) for which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated balance sheet at November 30, 2008 and the condensed consolidated statements of operations for the three and six months ended November 30, 2008 include our accounts and those of our wholly owned subsidiary Crossflo Systems, Inc. (“Crossflo) and our majority owned inactive subsidiary Plasma Scientific Corporation and the VIE for which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.  During September 2008, we dissolved our majority owned inactive subsidiary, Metacomp, Inc.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Marketable Securities
We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FASB Staff Position (“FSP”) SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date.  Our investments in marketable securities have been classified and accounted for as available-for-sale based on management’s investment intentions relating to these securities.  Available-for-sale marketable securities are stated at market value based on valuation by Houlihan Smith & Company, Inc..  Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income (loss).  We follow the guidance provided by Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired.  Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations.

Investments in Affiliated Companies
We have a 50% interest in Phoenix Digital Solutions, LLC (“PDS”) (see Note 11). This investment is accounted for using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statements of operations in the caption “Equity in earnings of affiliated companies”.

We have a 37.40% interest in Talis Data Systems, LLC (“Talis”) (see Note 11).  We account for our investment using the equity method of accounting pursuant to paragraph 8 of AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures (which has applicability to non-real estate entities as well) as our membership share of this limited liability company is more than minor.  Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statement of operations in the caption “Equity in earnings of affiliated companies”.

We own 37.1% of the preferred stock of Avot Media, Inc. (“Avot”) (see Note 11).  This investment is accounted for at cost since we do not have the ability to exercise significant influence over the operating and financial policies of Avot.

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

Comprehensive Income
Comprehensive income includes unrealized gains and losses which are excluded from the condensed consolidated statements of operations in accordance with SFAS No. 130, Reporting Comprehensive Income.  For the six months ended November 30, 2008, this amount included unrealized losses on investments classified as available-for-sale.  The amount is presented net of tax-related benefits of $419,275.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Revenue Recognition
Historically we recognized revenue from the sale of our microprocessor chips upon shipment to the customer, at which time title transferred and we had no further obligations.  We discontinued the sale of our microprocessor chips during the first fiscal quarter of 2009. Revenue from technology license agreements is recognized at the time a contract is entered into, the license method is determined (paid-in-advance or on-going royalty), and the customer is provided with the licensed technology, if applicable.  Fees for maintenance or support are recorded on a straight-line basis over the underlying period of performance.

Crossflo sells software and services to end users primarily through relationships with systems integrators and prime contractors.  Crossflo recognizes revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related amendments and interpretations (“SOP 97-2”).  Crossflo’s revenue is derived primarily from the following sources: (i) software licensing, (ii) related professional services, and (iii) post contract customer support (PCS) agreements.  PCS agreements typically include software updates, on a when and if available basis, telephone and internet access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenue for support services is recognized on a straight-line basis over the support period.

When a sale involves multiple elements, Crossflo allocates the entire fee from the arrangement to each respective element based on its Vendor Specific Objective Evidence (“VSOE”) of fair value and recognizes revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately.  Crossflo has not yet demonstrated VSOE for the professional services that are rendered in conjunction with its software license sales.  Accordingly, we have combined their presentation on our condensed consolidated statements of operations under the caption “License and service revenue”.

The majority of Crossflo’s contracts with customers, including systems integrators and prime contractors,  are multiple element arrangements which contain professional services that are considered essential to the functionality of the other elements of the arrangement.  Crossflo accounts for revenue recognition on  these arrangements according to the provisions of AICPA Statement of Position (SOP) 81-1,  Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under SOP 81-1, Crossflo recognizes revenue based on progress towards contract completion measured by actual hours incurred in relation to the estimate of total expected hours. Crossflo measures SOP 81-1 revenues by applying the contract-specific estimated percentage of completion to the total contract amount for software and professional services.  Crossflo routinely updates the estimates of future hours for agreements in process and reports any cumulative effects of such adjustments in current operations. Crossflo immediately recognizes any loss expected on these contracts when it is projected that loss is probable.

In certain situations where Crossflo’s customer contracts contain acceptance criteria or other conditions that are deemed adverse to the probability for collection, revenues recognized are limited by the amount of cash already collected.

Holocom recognizes revenue upon shipment of its product or upon receipt of its product by the customer when shipped FOB destination and recognizes revenue on its short-term installation contracts as time and materials costs are incurred.

Holocom maintains agreements with stocking distributors. These agreements provide for a limited product warranty for a period of one year from the date of sale to the end user. The warranty does not cover damage to the product after it has been delivered to the distributor. Holocom’s stocking distributor agreements also allow limited rights to periodic stock rotation.  These rotation rights allow for the exchange of a percentage of distributor inventory for replacement products of the distributor’s choosing. At November 30, 2008, Holocom has evaluated the potential for rotated product and has provided for the estimated impact in the accounting records.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Revenue Recognition (continued)
Sales through large distributors account for the majority of Holocom’s product revenues, with a majority of sales to Anixter and Graybar Electric Company, Inc. during the six months ended November 30, 2008.

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

Net Income (Loss) Per Share
We apply SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings (loss) of an entity.  For the three and six months ended November 30, 2008, 8,980,000 potentially dilutive common shares related to our outstanding warrants and options were not included in the calculation of diluted income per share as they had an anti-dilutive effect.  For the three and six months ended November 30, 2007, 5,495,000 potentially dilutive common shares related to our outstanding warrants and options were not included in the calculation of diluted income per share as they had an anti-dilutive effect.

In connection with our acquisition of Crossflo, we issued escrow shares that are contingent upon certain representations and warranties made by Crossflo at the time of the merger agreement (see Note 2).  These escrow shares will be released one year from September 1, 2008, the closing date of the merger.  In accordance with SFAS No. 128, we exclude these escrow shares from the basic earnings (loss) per share calculations and include the escrowed shares in the diluted earnings per share calculations.

	Three Months Ended November 30, 2008
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net loss	$(932,259)	408,791,665	$-
Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	-
Loss available to common shareholders	$(932,259)	408,791,665	$-

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Net Income (Loss) Per Share (continued)

	Three Months Ended November 30, 2007
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$2,416,536	391,245,755	$0.01
Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	1,381,767
Income available to common shareholders	$2,416,536	392,627,522	$0.01

	Six Months Ended November 30, 2008
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$2,277,254	398,405,637	$0.01
Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	443,559
Add: escrow shares	-	1,383,454
Income available to common shareholders	$2,277,254	400,232,650	$0.01

	Six Months Ended November 30, 2007
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$454,150	390,848,284	$-
Diluted EPS:
Effect of dilutive securities:
Options andwarrants	-	2,965,806
Income available to common shareholders	$454,150	393,814,090	$-

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

For the six months ended November 30, 2008, the minority interest was $192,921 which represents the amount of Holocom’s net income after taxes on a consolidated basis.  The minority interest in the income for the six months is added to the May 31, 2008 balance of $115,406 for a total of $308,327 as presented in our condensed consolidated balance sheet at November 30, 2008.

Stock-Based Compensation

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our condensed consolidated statements of operations for the three  and six months ended November 30, 2007 included compensation expense for the share-based payment awards granted subsequent to May 31, 2007 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R), Share-Based Payment. Stock-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended November 30, 2008 included compensation expense for share-based payment awards granted prior to May 31, 2008 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and six months ended November 30, 2008 and 2007 of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated pricing term of option grants for the three and six months ended November 30, 2008 and 2007 was five years.

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

Summary of Assumptions and Activity

historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three and six months ended November 30, 2008 and 2007 is based on the historical volatilities of our common stock.  These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

	Three Months Ended November 30, 2008 (Unaudited)		Six Months Ended November 30, 2008 (Unaudited)		Three Months Ended November 30, 2007 (Unaudited)		Six Months Ended November 30, 2007 (Unaudited)

Expected term	5	years	5	years	5	years	4.4	years
Expected volatility	124-125%		124-125%		127%		127-128%
Risk-free interest rate	2.51-3.00%		2.51–3.23%		4.21%		4.21 – 4.96%
Expected dividends	2.92%		2.92%		2.82%		2.82%

A summary of option activity as of November 30, 2008 and changes during the six months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2008	8,195,000	$0.44
Options granted	1,650,000	$0.23
Options exercised	(100,000)	$0.05
Options forfeited	(35,000)	$0.74
Options outstanding at November 30, 2008	9,710,000	$0.40	3.59	$13,950
Options vested and expected to vest at November 30, 2008	7,399,092	$0.41	3.43	$13,950
Options exercisable at November 30, 2008	5,291,837	$0.46	2.90	$13,950

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation (continued)

The weighted average grant date fair value of options granted during the six months ended November 30, 2007 and 2008 was $0.35 and $0.17 per option, respectively.  The total intrinsic value of options exercised during the six months ended November 30, 2007 and 2008 was $513,550 and $11,000, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.13 per share on November 28, 2008) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.13) on November 28, 2008.

As of November 30, 2008, there was approximately $736,000 of total unrecognized compensation cost  related to Patriot employee stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next 45 months.  Approximately $583,000 of the total unrecognized compensation cost relates to 2,000,000 performance options granted to our CEO and 200,000 performance options granted to our V.P of Business Development.  We are not currently recognizing compensation cost relating to these option grants as we have determined that it is not currently probable that the vesting conditions in the grants will be met.  When such vesting conditions are probable to be met, we will record the compensation cost for the grants.

As of November 30, 2008, there was approximately $231,000 of total unrecognized compensation cost  related to Crossflo employee stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next 57 months.  On September 1, 2008, Crossflo’s existing stock option plan was cancelled and stock options from our 2006 stock option plan were issued to retained Crossflo employees in conjunction with their new employment agreements.

The following table summarizes employee and director stock-based compensation expense for Patriot and employee stock-based compensation for Crossflo related to stock options under SFAS No. 123(R) for the three and six months ended November 30, 2008 and 2007, which was recorded as follows:

	Three Months Ended November 30, 2008	Six Months Ended November 30, 2008	Three Months Ended November 30, 2007	Six Months Ended November 30, 2007
Research and development - Crossflo	$378	$378	$-	$-
Selling, general and administrative expense - Crossflo	15,569	15,569	-	-
Selling, general and administrative expense - Patriot	141,810	249,979	63,221	346,134
Total	$157,757	$265,926	$63,221	$346,134

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

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of SFAS No. 157. The FSP provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this standard as of October 31, 2008 did not have a material impact on our consolidated financial statements

In December 2008, the FASB issued FSP No. FAS 140-4  and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP will require additional disclosures about transfers of financial assets and involvement with variable interest entities. The FSPs are effective for all reporting periods ending after December 15, 2008 and will require additional disclosures in our Form 10-Q for the quarter ending February 28, 2009.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

2. Acquisition

On September 1, 2008, we acquired all of the outstanding shares of Crossflo.  The results of Crossflo’s operations have been included in our condensed consolidated financial statements since that date.  Crossflo markets data sharing services and products primarily to the public safety/government sector.  Crossflo’s flagship product is the Crossflo DataExchange (“CDX”).  CDX is a commercial off-the-shelf (“COTS”) middleware designed for interagency and cross-domain data sharing which  allows end users to selectively share information and rapidly connect disparate data sources across multiple platforms.  Crossflo is expected to be a leading provider of data sharing solutions for the markets it targets.

The aggregate purchase price was $10,225,800, including $2,818,986 of cash, $824,600 of convertible notes and common stock valued at $6,582,214.  The value of the 26,988,455 shares issued was based on the average closing price of our common stock on the Electronic Bulletin Board as reported by NASDAQ over the ten trading days immediately preceding September 1, 2008.

This transaction was accounted for in accordance with SFAS No. 141, Business Combinations, and we have allocated the total purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.

Purchase consideration:
Price per share	$0.24389
Number of common shares issued	26,988,455
Value of shares issued	6,582,214
Cash paid, including acquisition costs	2,818,986
Principal and interest on convertible notes	824,600
$10,225,800
Allocation of purchase consideration:
Tangible assets acquired:
Cash	$272,509
Accounts receivable	101,179
Work-in-process	11,658
Deferred tax assets	2,173,443
Property and equipment	49,399
Prepaid expenses and other	36,590
Identifiable intangible assets acquired:
Customer contracts – open orders	63,600
Maintenance agreements	75,400
Technologies and processes	5,932,400
Goodwill	1,636,826
Total assets acquired	10,353,004
Liabilities assumed:
Current liabilities	(127,204)
$10,225,800

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Acquisition (continued)

The fair values assigned to identifiable intangible assets acquired were based on an appraisal performed by an independent third party using estimates and assumptions determined by management.  The fair values of the customer contracts, maintenance agreements and technologies and processes were determined using an income approach.

None of our acquired intangible assets were assigned to research and development assets.  The acquired intangible assets of $6,071,400 have a weighted-average useful life of approximately 4 years.  The intangible assets that make up that amount include customer contracts of $63,600 (.75 year weighted-average useful life), maintenance agreements of $75,400 (4 year weighted-average useful life) and technologies and processes of $5,932,400 (8 year weighted-average useful life).

Goodwill in the amount of $1,636,826 was assigned to the Crossflo segment.  This amount is not deductible for income tax purposes.

The deferred tax asset is a result of purchase accounting.  The deferred tax asset results from Crossflo’s net operating loss carryforwards that can be used to offset consolidated taxable income in future periods, offset by the deferred tax liability which is the result of future amortization expenses attributable to the acquired intangible assets which will not be deductible for income tax purposes.

The deferred tax asset was calculated as follows:

	Net Operating Loss Carryforward	Tax Rate	Deferred Tax Asset
Federal	$11,995,697	35%	$4,198,494
California	7,810,697	5.746%	448,802
	$19,806,394		$4,647,296

The deferred tax liability was calculated as follows:

Identifiable intangible assets acquired	$6,071,400
Tax rate	40.746%
$2,473,853

The terms of the merger agreement provided that additional purchase consideration of 2,844,630 shares of  our common stock (“Escrow Shares”) be deposited with a third party escrow agent.  Per the Escrow Agreement, one year following the closing date, the Escrow Shares shall be disbursed first to: Patriot to cover transaction expenses incurred in excess of estimated transaction expenses at closing and for damages incurred as a result of any breach of Crossflo’s representations, warranties and covenants made at closing, next to Crossflo stockholders in accordance with terms of the Escrow Agreement, lastly any shares remaining in the account shall be returned to Patriot.  In the event that there is not an adequate number of shares remaining in the escrow account one year from closing to satisfy distribution to Crossflo stockholders in accordance with the terms of the Escrow Agreement, Patriot is required to make up any difference in cash.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

3. Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill originating from an acquisition will not be amortized and will be tested for impairment on an annual basis and between annual tests based on certain circumstances.

Purchased intangible assets are being amortized over a period of 9 months to 8 years.  Holocom’s patents are being amortized over a period of 14 to 20 years.

The following table presents details of our other intangible assets:

				Net Value
	Estimated	Allocated	Accumulated	November 30,
	Life in Years	Value	Amortization	2008

Customer contracts – open orders	0.75	$63,600	$(21,201)	$42,399
Maintenance agreements	4.00	75,400	(4,713)	70,687
Technologies and processes	8.00	5,932,400	(185,388)	5,747,012
Patents	20.00	47,801	(7,547)	40,254
		$6,119,201	$(218,849)	$5,900,352

Future amortization is estimated to be as follows:

Year
2009	$424,119
2010	763,440
2011	763,440
2012	763,440
2013	749,293
Thereafter	2,436,620

At May 31, 2008, the intangibles balance of $63,299 related entirely to the net value of Holocom’s patents.

4. Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash and cash equivalents at November 30, 2008 consist of two savings accounts required to be held as collateral for corporate credit card accounts.

At November 30, 2008, Patriot’s short-term investments in the amount of $162,135 consist of accrued interest receivable on our auction rate securities which is receivable semi-annually according to the terms specified in each auction rate security instrument.  At November 30, 2008, Holocom’s short-term investments consist of a certificate of deposit in the amount of $10,320 with a maturity date of December 11, 2008.  These values are reported at cost, which approximate fair market value.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

5.  Fair Value Measurements

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

The following table represents our financial instruments subject to SFAS No. 157 and the valuation approach applied to each class of security:

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance as of November 30, 2008
Auction rate securities	$—	$—	$11,660,810	$11,660,810

The valuation of these securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by Houlihan Smith & Company Inc.  As a result of the estimated fair value, we have determined that there is a temporary impairment in the valuation of these securities of $1,401,325.  We have recorded an unrealized loss of $830,342 in accumulated other comprehensive loss at November 30, 2008, which represents the gross valuation adjustment of $1,401,325, net of the related tax benefit of $570,983. These securities are held “available-for-sale” in conformity with SFAS No. 115 and the unrealized loss is included in other comprehensive income in the current period. Due to the uncertainty related to the liquidity in the auction rate security market, we have classified these auction rate securities as long-term assets on the condensed consolidated balance sheets.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value Measurements (continued)

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type:

(Unaudited)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities	Total
Beginning balance	$—	$—
Transfers in to Level 3	12,900,000	12,900,000
Earned income (included in current assets)	162,135	162,135
Total realized/unrealized losses:
Included in earnings	—	—
Included in comprehensive income (loss)	(1,401,325)	(1,401,325)
Purchases, issuances and settlements	—	—
Ending balance	$11,660,810	$11,660,810

Total amount of unrealized losses for the period included in other comprehensive income (loss) attributable to the change in fair market value relating to assets still held at the reporting date	$(1,029,000)	$(1,029,000)

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. All unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other comprehensive income (loss).

6. Accounts Receivable

Trade accounts receivable consisted of the following:

	November 30, 2008	May 31, 2008
PTSC	$-	$26,959
Holocom	1,008,901	511,541
Crossflo	218,214	-
Total	$1,227,115	$538,500

No allowance for doubtful accounts was necessary at November 30, 2008 or May 31, 2008.

At November 30, 2008 and May 31, 2008, accounts receivable from our investee PDS was $31,237 and $7,501, respectively.  These balances represent reimbursements we submit to PDS for our legal and related costs incurred in various legal matters of which we are listed as co-defendant with TPL.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

7. Notes Receivable

On October 28, 2008, we received a promissory note from Verras Medical, Inc. (“Verras”) for principal of $33,000.  Interest of 5% accrued on the note until December 1, 2008 at which time the note principal and accrued interest were deducted from the cash payment at closing of the acquisition of Verras (see Note 17).  At November 30, 2008, accrued interest on the note is $149.

At May 31, 2008, the notes receivable balance was $450,115, which consisted of our convertible note of $400,000 with Crossflo of which accrued interest receivable of $115 was recognized during the year ended May 31, 2008 and a $50,000 non-interest bearing note due Holocom from an unrelated third party which purchased a portion of Holocom’s interest in Talis Data Systems, LLC (“Talis”).

8. Inventory

Inventory at November 30, 2008 and May 31, 2008, consisted of Holocom’s raw materials of $512,591 and $245,731, respectively, and finished goods of $444,522 and $142,410, respectively.

Work-in-process at November 30, 2008 consists of $80,030 which represents the excess of recognized revenue over invoices to customers on Crossflo’s current contracts in progress.

9. Investments in Marketable Securities

The following table summarizes unrealized losses on our investments in marketable securities based on the valuation by Houlihan Smith & Company Inc. at November 30, 2008:

	As of November 30, 2008
	Cost	Gross Unrealized Losses	Estimated Fair Value
Short-term
Accrued interest - auction rate securities	$162,135	$—	$162,135

Long-term
Auction rate securities	12,900,000	(1,401,325)	11,498,675

Total	$13,062,135	$(1,401,325)	$11,660,810

As of November 30, 2008, we held auction rate securities with a par value totaling $12.9 million that failed to sell at auction.  In the event we need to access funds invested in these auction rate securities we would not be able to liquidate these securities until (i) a future auction of these securities is successful, (ii) they are refinanced and redeemed by the issuers, or (iii) a buyer is found outside of the auction process.  The investments consist of student loan auction rate instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (“FFELP”).  These investments are of high credit quality and the AAA credit ratings of the investments have been reaffirmed since November 2008.  These instruments are collateralized in excess of the underlying obligations, are insured by the various state educational agencies, and are guaranteed by the Department of Education as an insurer of last resort.  We have the intent and the ability to hold these investments until the anticipated recovery period.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Marketable Securities (continued)

Due to the uncertainty surrounding the timing of a market recovery, we have classified our auction rate securities as long- term investments in our consolidated balance sheet as of November 30, 2008.  As a result of temporary declines in the fair value of our auction rate securities, which we attribute to liquidity issues rather than credit issues, we have recorded an unrealized loss of $830,342 in other comprehensive loss at November 30, 2008, which represents the gross valuation adjustment of $1,401,325, net of the related tax benefit of $570,983.

We will continue to evaluate the fair value of our investments in auction rate securities each reporting period for a potential other-than-temporary impairment.

During June 2008, we obtained a credit facility from Wedbush Morgan Securities, Inc. ("Wedbush") for as long as needed, which provides for financing up to 50% of the par value balance of our outstanding auction rate securities. The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee, and when drawn upon will bear interest at the federal funds rate plus 3%.  On October 14, 2008, we borrowed $3,000,000 on the credit facility, the proceeds of which is included in cash and cash equivalents at November 30, 2008 (see Note 13).

10. License Agreements

In February 2005, we entered into two separate licensing agreements with one customer for our patent portfolio and Ignite microprocessor technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for maintenance services. Maintenance under the agreement is expected to be provided over a period not to exceed four years. Maintenance revenue recognized during the three months and six months ended November 30, 2008 and 2007 was $6,250 and $6,250 and $12,500 and $12,500, respectively. The payment terms of the agreements required aggregate payments of $300,000 at the time of execution, three quarterly payments of $750,000 each on April 1, August 15, and November 15, 2005 and one final payment of $500,000 on February 15, 2006. The $500,000 payment due on February 15, 2006 was paid in March 2006. Total payments received in fiscal 2005 amounted to $1,050,000, and total payments received in fiscal 2006 amounted to $2,000,000. The agreements also provide for the future payment of royalties to us based on sales of product using the Ignite licensed technology. In connection with this license agreement, we became obligated to the co-inventor of the patent portfolio technology for $207,600 pursuant to a July 2004 agreement under which we were obligated to pay a percentage of all patent portfolio licensing proceeds to the co-inventor. The amount due under that license was payable in four installments of $51,900. The co-inventor of the patent portfolio technology filed a lawsuit against us seeking damages and/or enforcement of the July 2004 agreement. We challenged the enforceability of the agreement by counterclaim in that action. On February 14, 2007, a settlement of the litigation was finalized. Terms of the settlement required us to pay $3,400,000 in cash on February 14, 2007 and $3,000,000 on May 1, 2007, which amounted to approximately the debt claimed by the co-inventor to be owed to him under the July 2004 agreement. In addition, the settlement required us to make a donation of $15,000 on February 14, 2007 on behalf of Russell H. Fish III (“Fish”) to Maasai Power and Education Project, Inc., and to pay Fish the equivalent of 4% of 50% of the next $100 million of gross license fees as they are collected by PDS and as distributions are made to us, after excluding the first $20 million collected by PDS after December 1, 2006. Our commitment to make payments to Fish related to such future license revenues was limited to $2 million.  In January 2008, we made the final payment under the Fish settlement agreement.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

11. Investments in Affiliated Companies

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

We and TPL each own 50% of the membership interests of PDS, and each of us has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, we and TPL agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. Neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement. PDS has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by the other member on behalf of PDS. During the six months ended November 30, 2008 and 2007, PDS paid $1,867,000 and $1,374,000, respectively, to TPL pursuant to this commitment.

On November 13, 2008, PDS’ management committee resolved to pay TPL 3% of the gross licensing revenue received by PDS for the period June 1, 2008 through May 31, 2009, as reimbursement for certain expenses incurred by TPL in connection with TPL’s activities related to a possible amendment of patent laws in the United States.  The aggregate reimbursement under this resolution shall not exceed $1,000,000 for the period June 1, 2008 through May 31, 2009.  After May 31, 2009, PDS’ management committee will consider the extension of the reimbursement program, but is not committed at this time to extend the program.  During November 2008, PDS paid $571,500 to TPL pursuant to this resolution.

We are accounting for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’ net income during the six months ended November 30, 2008 and 2007 of $6,872,991 and $4,285,497, respectively, as an increase in our investment. Cash distributions received from PDS during the six months ended November 30, 2008 and 2007 of $7,648,589 and $7,738,072, respectively, have been recorded as a reduction in our investment. Our investment in PDS is $1,746,394 at November 30, 2008 and has been recorded as “Investments in Affiliated Companies”.  We have recorded our share of PDS’ net income as “Equity in Earnings of Affiliated Companies” in the accompanying consolidated statements of operations for the six months ended November 30, 2008 and 2007.

During the three months ended November 30, 2008 and 2007, TPL entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $2,775,000 and $19,433,000, respectively.

During the six months ended November 30, 2008 and 2007, TPL entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $19,050,000 and $20,933,000, respectively.

At November 30, 2008, PDS had accounts payable balances of approximately $485,000 and $31,000  to TPL and PTSC, respectively.  At May 31, 2008, PDS had accounts payable balances of approximately $3,197,000 and $7,500 to TPL and PTSC, respectively.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

PDS’ condensed balance sheets at November 30, 2008 and May 31, 2008 and statements of operations for the three and six months ended November 30, 2008 and 2007 are as follows:

Condensed Balance Sheets

ASSETS:
	November 30, 2008	May 31, 2008
Cash	$4,020,337	$8,260,288
Total assets	$4,020,337	$8,260,288

LIABILITIES AND MEMBERS’ EQUITY:
	November 30, 2008	May 31, 2008
Accounts payable and accrued expenses	$515,761	$3,204,519
Income taxes payable	11,790	11,790
Members’ equity	3,492,786	5,043,979
Total liabilities and members’ equity	$4,020,337	$8,260,288

Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007

Revenues	$2,775,000	$19,433,000	$19,050,000	$20,933,000
Operating expenses	2,144,072	9,632,216	4,086,632	13,598,760
Operating income	630,928	9,800,784	14,963,368	7,334,240
Interest income	14,739	47,124	43,378	112,585
Net income	$645,667	$9,847,908	$15,006,746	$7,446,825

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

We are accounting for our investment in Talis under the equity method of accounting.  We have recorded our share of Talis’ net loss of $204,482 during the six months ended November 30, 2008 as a decrease in our investment.  Our investment in Talis on a consolidated basis is $683,640 at November 30, 2008 and has been recorded as “Investments in Affiliated Companies”.  We have recorded our share of Talis’ net loss as “Equity in Earnings of Affiliated Companies” in the accompanying consolidated statement of operations for the six months ended November 30, 2008.

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

We reviewed the Series B Preferred Stock Purchase Agreement and related agreements in addition to evaluating our voting rights for our investment in the preferred stock of Avot, and as such we have concluded that we do not have the ability to exercise significant control over Avot.  As a result, we are accounting for our investment in Avot at cost.  Our investment in Avot is $1,300,000 and has been recorded as “Investments in Affiliated Companies” on our condensed consolidated balance sheet at November 30, 2008.

12. Consolidated Variable Interest Entity

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

During July 2008, Holocom obtained a credit facility for up to $300,000 from a third party, at an interest rate based on the Wall Street Journal Prime plus 1% (floating) with a floor of 6%.  The credit facility term extends to May 1, 2009, and is guaranteed by us.  During the quarter ended November 30, 2008, Holocom borrowed $250,000 on the credit facility at an interest rate of 6%.

As a result of our guarantee on the third party credit facility, we maintain a variable interest in Holocom, a variable interest entity, and we have determined that we are the primary beneficiary as we absorb more than half of the variable interest entity’s expected losses. FIN 46(R) requires us to consolidate Holocom as long as we are deemed to be the primary beneficiary. The equity interests of Holocom not owned by us are reported as a minority interest in our November 30, 2008 and May 31, 2008 condensed consolidated balance sheets.  As of May 31, 2007, the noncontrolling interest in Holocom, which we are required to consolidate as we are the primary beneficiary, was reduced to zero due to the initial allocation of losses prior to the period in which we were required to consolidate. If a noncontrolling interest has been reduced to zero, the primary beneficiary must absorb any losses that are in excess of the value of the noncontrolling interest’s equity. For the period in which we were initially required to consolidate, March 27, 2007 through May 31, 2007 we absorbed $169,913 of Holocom’s losses as we are the primary beneficiary.  For the fiscal year ended May 31, 2008, Holocom  had net income of $285,319 after taxes.  Under the provisions of FIN 46 (R), we are able to recover our absorbed losses before allocating income to the noncontrolling interest.  At May 31, 2008 the minority interest presented in our consolidated financial statements is $115,406, the amount of Holocom’s fiscal 2008 net income after taxes less our absorbed losses during fiscal 2007.

For the six months ended November 30, 2008, the minority interest was $192,921 which represents the amount of Holocom’s net income after taxes on a consolidated basis.  The minority interest in the income for the six months is added to the May 31, 2008 balance of $115,406 for a total of $308,327 as presented in our condensed consolidated balance sheet at November 30, 2008.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Consolidated Variable Interest Entity (continued)

Holocom has a 2007 Stock Option Plan that covers its employees, directors, and consultants and provides for the granting of options to acquire up to 460,000 shares of Holocom’s common stock.  The options under this plan are not tied to our common stock and do not have a dilutive effect on our shareholders.  Any option granted under the plan must be exercised within ten years of the date they are granted.  During the six months ended November 30, 2008, Holocom granted options to purchase 42,500 shares of its common stock at $0.12 per share under this plan and 36,750 shares have been forfeited/cancelled.  At November 30, 2008, options to purchase 360,250 shares of Holocom’s common stock are outstanding, 95,100 of the outstanding options are exercisable due to vesting provisions within the options.

The weighted average grant date fair value of Holocom’s options granted during the six months ended November 30, 2008 was $0.08 per option.

As of November 30, 2008, there was approximately $11,482 of total unrecognized compensation cost related  to employee stock option compensation arrangements.  That cost is expected to be recognized by Holocom on a straight-line basis over the next 31 months.

During the six months ended November 30, 2008, Holocom recognized $13,412 of employee, consultant and director stock-based compensation expense related to stock options under SFAS No. 123(R).

13.   Notes Payable

Short term

On June 18, 2008, we financed a portion of our Directors and Officers insurance premium in the amount of $210,888.  The financed balance includes interest charges of $4,487 at an annual percentage rate of 5.16%.  The note is due on March 1, 2009 and requires monthly payments of $23,432.  At November 30, 2008, the balance on the note was $70,296.

During the current quarter, Holocom borrowed $250,000 on their credit facility with a third party (see Note 12).

Long term

On October 14, 2008, we borrowed $3,000,000 on our credit facility with Wedbush, the proceeds of which is included in cash and cash equivalents at November 30, 2008.  The credit facility is limited to $6,450,000 per requirements of The Financial Industry Regulatory Authority (FINRA).  The facility is collateralized by the full value of the outstanding auction rate securities, requires no origination fee and bears interest at the federal funds rate plus 3%.  At November 30, 2008, the balance consisted of interest accrued on the credit facility of $13,578 at an approximate rate of 4.50%, less the semi-annual interest payment of $43,075 received on one of the auction rate securities instruments which was recorded as a repayment of outstanding borrowings on the credit facility.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

14.   Stockholders’ Equity

On October 30, 2008, our shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from 500,000,000 to 600,000,000.

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on certain investments classified as available-for-sale, net of tax, which are excluded from our condensed consolidated statements of operations in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income for the three  and six months ended November 30, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007

Net income (loss)	$(932,259)	$2,416,536	$2,277,254	$454,150
Unrealized holding losses on investments, net of taxes	(521,021)	-	(609,725)	-
Total comprehensive income (loss)	$(1,453,280)	$2,416,536	$1,667,529	$454,150

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market.  As part of the program we purchased 5,318,976 and 5,698,821 shares of our common stock at an aggregate cost of $1,029,107 and $3,042,921 during the six months ended November 30, 2008 and 2007, respectively.

Equity Transactions

The following table summarizes equity transactions during the six months ended November 30, 2008:

	Common Stock		Additional Paid-	Accumulated
	Shares	Amounts	in Capital	Deficit	Treasury Stock
Balance June 1, 2008	389,414,915	$4,109	$70,004,814	$(33,763,357)	$(12,723,172)
Non-cash compensation	--	-	279,338	-	-
Repurchase of common stock for treasury	(5,318,976)	-	-	-	(1,029,107)
Exercise of options at $0.05 per share	100,000	1	4,999	-	-
Issuance of stock in connection with acquisition	26,988,455	270	6,581,944	-	-
Dissolution of subsidiary	--	(12)	6,727	-	-
Tax effect of exercise of options under APB 25	--	-	4,482	-	-
Net income	--	-	-	2,277,254	-
Balance November 30, 2008	411,184,394	$4,368	$76,882,304	$(31,486,103)	$(13,752,279)

Stock Options and Warrant Activity

On October 30, 2008 our shareholders approved an increase in the number of shares authorized under our 2006 Stock Option Plan from 5,000,000 to 10,000,000.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

As of November 30, 2008, we had 100,000 options outstanding pursuant to our 1996 Stock Option Plan exercisable at $0.07 per share expiring in 2009; 849,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.10 to $0.86 per share expiring through 2013; 2,873,000 options outstanding pursuant to our 2003 Stock Option Plan exercisable at a range of $0.10 to $0.40 per share expiring through 2013; and 5,888,000 options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.15 to $0.70 per share expiring through 2013.  Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

During the quarter ended November 30, 2008, a director exercised stock options to purchase 100,000 shares of common stock for proceeds of $5,000.

In connection with our acquisition of Crossflo, we granted former Crossflo employees 1,585,000 options from our 2006 Stock Option Plan exercisable at $0.23 per share expiring through 2013.  These options are not presently exercisable and are subject to meeting vesting criteria.

New employees of Crossflo subsequent to the acquisition date and through November 30, 2008, were granted 65,000 options from our 2006 Stock Option Plan exercisable at $0.15 to $0.22 per share expiring through 2013.  These options are not presently exercisable and are subject to meeting vesting criteria.

During the six months ended November 30, 2008, we recorded $247,206 of non-cash compensation expense related to vesting of stock options, including $15,947 related to Crossflo and $13,412 related to Holocom.

As of November 30, 2008, we had warrants outstanding to purchase 550,000 common shares at exercise prices ranging from $0.20 to $1.00 per share, expiring at various dates through 2013.  During the three months ended August 31, 2008, we issued 250,000 warrants to purchase shares of common stock at $0.23 per share to our institutional investor relations firm; the warrants are subject to vesting criteria.  No warrants were exercised and no warrants expired during the six months ended November 30, 2008.

During the six months ended November 30, 2008, we recorded $2,773 of non-cash compensation expense related to vesting of warrants.

15.  Commitments and Contingencies

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

Motions to dismiss or transfer the Northern District of California actions to the Eastern District of Texas were heard on September 19, 2008 by U.S. District Judge Jeremy Fogel and subsequently denied.  Whether the Texas action will be transferred in whole or in part to Judge Fogel has not been determined.  The discovery phase has just begun with trial expected to be scheduled in late 2009 or early 2010.

On December 22, 2008, we announced that Asustek had purchased a MMP Portfolio license, leaving HTC and Acer as the remaining defendants in the above action.

On December 1, 2008, we, TPL and Alliascense, Ltd. were named as defendants in a lawsuit filed in the Northern District of California by Barco, N.V.  The Barco case seeks declaratory relief that its products do not infringe enforceable claims of the '584, '749 and '890 patents.  We anticipate responding to the Complaint in early 2009.

Deutsche Bank Arbitration

On October 16, 2008, we initiated binding arbitration claims before FINRA against Deutsche Bank  Securities, Inc., and affiliates ("DBSI") based on advisory services provided to us resulting in our purchases of auction rate securities ("ARS") and the failure of the ARS market in February 2008.  We experienced a  loss of liquidity and other damages as a result, and allege DBSI engaged in negligence and nondisclosure in providing us services.  DBSI has not yet responded to the claim.  Some instruments have been repurchased  by the issuers since the claim was filed.

401(k) Plan

We have a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. We match 50% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation. Participants vest 33% per year over a three year period in our contributions. Our matching contributions during the six months ended November 30, 2008 and 2007 were $6,457 and $3,388, respectively.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
Commitments and Contingencies (continued)

Guarantees and Indemnities

We have made certain guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party. We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware and California for Crossflo and Holocom. In connection with our facility leases, we have indemnified our lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these guarantees and indemnities in the accompanying consolidated balance sheets.

Pursuant to the acquisition of Crossflo, we have indemnified the former owners of Crossflo for any claims or losses resulting from any untrue, allegedly untrue or misleading statement made in a registration statement, prospectus or similar document. Additionally, we have agreed to indemnify the former owners of Crossflo against losses up to a maximum of the merger consideration for damages resulting from breach of representations or warranties in connection with the acquisition.

Retention Bonuses

In connection with the acquisition of Crossflo, retention bonuses are to be paid to individuals who were Crossflo employees pre-merger who remain with Crossflo until March 1, 2010.  The projected liability for such bonuses is $230,000.  The liability is being accrued ratably over the retention period.

Escrow Shares

As stated in Note 2, in connection with our acquisition of Crossflo, in the event that there is not an adequate number of shares remaining in the escrow account one year from September 1, 2008 (the closing date of the merger agreement between Crossflo and Patriot) to satisfy distribution to Crossflo stockholders in accordance with the terms of the Escrow Agreement, we are required to make up any difference in cash.

16. Segment Information

Holocom began operations in February 2007 and we consolidated Holocom in our consolidated financial statements commencing in March 2007. Holocom is an operating segment under SFAS No. 131, Disclosures About Segments of an Enterprise, as revenue is 10% or more of the total revenue of all operating segments.

Holocom is engaged in the business of developing and manufacturing network-security hardware for sale to government, military, and other high-security facilities. There is no inter-segment revenue, and the accounting policies for segment reporting are the same as for us as a whole.

We acquired Crossflo in September 2008 and consolidate our wholly owned subsidiary Crossflo in our consolidated financial statements.  Management has identified Crossflo as an operating segment of our business.

Crossflo  provides data sharing services and products to the public sector.  There is no inter-segment revenue and the accounting policies for segment reporting are the same as for us as a whole.

The “all other” category includes the results for Patriot Scientific Corporation.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Segment Information (continued)

Operating segment net revenue, operating loss and income (loss) before taxes for the three and six months ended November 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
Net revenue:
Holocom	$1,610,658	$933,280	$2,930,024	$1,445,144
Crossflo	258,353	-	258,353	-
All other	6,250	12,550	45,530	22,055
Total net revenue	$1,875,261	$945,830	$3,233,907	$1,467,199

Operating income (loss):
Holocom	$342,621	$120,587	$460,140	$(25,042)
Crossflo	(906,055)	-	(906,055)	-
All other	(965,774)	(1,906,118)	(2,239,638)	(3,378,845)
Total operating loss	$(1,529,208)	$(1,785,531)	$(2,685,553)	$(3,403,887)

Income (loss) before taxes:
Holocom	$342,708	$119,299	$457,267	$124,048
Crossflo	(904,802)	-	(904,802)	-
All other	(730,435)	3,881,351	4,665,589	1,681,647
Total income (loss) before taxes	$(1,292,529)	$4,000,650	$4,218,054	$1,805,695

All Holocom sales were to unaffiliated customers within the United States.  All Crossflo sales were to unaffiliated customers within the United States, with the exception of a hosting arrangement with a customer in Japan.

Accounts receivable concentration information for Holocom as of November 30, 2008 and May 31, 2008  and sales concentration information for the six months ended November 30, 2008 and 2007 were as follows:

	Six months ended November 30, 2008		November 30, 2008	Six months ended November 30, 2007		May 31, 2008
	Sales	% of sales	% of A/R	Sales	% of sales	% of A/R
Anixter	$1,497,128	51%	27%	$730,027	51%	16%
General Dynamics Company	$401,808	14%	40%	-----	----	-----
Graybar Electric Company, Inc.	$583,196	20%	22%	$247,723	17%	38%

Accounts receivable concentration information for Crossflo as of November 30, 2008 and May 31, 2008  and sales concentration information for the six months ended November 30, 2008 and 2007 were as follows:

	Six months ended November 30, 2008		November 30, 2008	Six months ended November 30, 2007		May 31, 2008
	Sales	% of sales	% of A/R	Sales	% of sales	% of A/R
Customer A	$220,424	85%	59%	-----	----	-----
Customer B	$11,319	4%	24%	-----	----	-----

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

17.  Subsequent Events

During the period December 1, 2008 through January 2, 2009, we purchased 200,000 shares of our common stock at an aggregate cost of $26,665 pursuant to our stock buyback program.

On December 1, 2008, Crossflo acquired the assets of Verras for total consideration of $533,000.  The consideration consisted of cash of $480,288, the reconveyance of a promissory note receivable in the principal amount of $33,000 and accrued interest of $154 (see Note 7), and the payment of certain expenses to Verras in the amount of $19,558.  Pursuant to the purchase agreement, Crossflo paid Verras $80,288 on December 3, 2008, and the remaining $400,000 is due in four equal installments on the three, six, nine and twelve month anniversaries of the closing date.  The purchase agreement also provides for the payment of earnout consideration to Verras equal to 10% of the revenues in excess of $5,000,000 for the period between the closing date through December 1, 2010, up to a maximum of $500,000.  The fair values assigned to the identifiable intangible assets acquired will be based on an appraisal performed by an independent third party using estimates and assumptions determined by management.

In conjunction with the acquisition of Verras’ assets, Crossflo has hired the employees of Verras to support its product offerings.  Two Crossflo employees also served in officer capacities at Verras at the time of the asset acquisition.

In connection with the asset purchase of Verras we issued 75,000 stock options from our 2006 Stock Option Plan with an exercise price of $0.13 to former employees of Verras who became Crossflo employees on December 1, 2008.  These options are not presently exercisable and are subject to meeting vesting criteria.

On December 1, 2008, we issued 30,000 stock options from our 2006 Stock Option Plan with an exercise price of $0.13 to a new Crossflo employee.  These options are not presently exercisable and are subject to meeting vesting criteria.

As stated in Note 15, on December 1, 2008, we, TPL and Alliascense, Ltd. were named as defendants  in a lawsuit filed in the Northern District of California by Barco, N.V.  The Barco case seeks declaratory relief that its products do not infringe enforceable claims of the '584, '749 and '890 patents.

On December 1 and 2, 2008 $1,000,000 and $250,000, respectively, of our ARS were redeemed by the issuers.

On December 22, 2008 Asustek purchased a MMP Portfolio license ending its involvement in the T-3 litigation.

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

Historically we recognized revenue from the sale of our microprocessor chips upon shipment to the customer, at which time title transferred and we had no further obligations.  We discontinued the sale of our microprocessor chips during the first fiscal quarter of 2009. Revenue from technology license agreements is recognized at the time a contract is entered into, the license method is determined (paid-in-advance or on-going royalty), and the customer is provided with the licensed technology, if applicable.  Fees for maintenance or support are recorded on a straight-line basis over the underlying period of performance.

Crossflo sells software and services to end users primarily through relationships with systems integrators and prime contractors.  Crossflo recognizes revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related amendments and interpretations (“SOP 97-2”).  Crossflo’s revenue is derived primarily from the following sources: (i) software licensing, (ii) related professional services, and (iii) post contract customer support (PCS) agreements.  PCS agreements typically include software updates, on a when and if available basis, telephone and internet access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenue for support services is recognized on a straight-line basis over the support period.

When a sale involves multiple elements, Crossflo allocates the entire fee from the arrangement to each respective element based on its Vendor Specific Objective Evidence (“VSOE”) of fair value and recognizes revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately.  Crossflo has not yet demonstrated VSOE for the professional services that are rendered in conjunction with its software license sales.  Accordingly, we have combined their presentation on our condensed consolidated statements of operations under the caption “License and service revenue”.

The majority of Crossflo’s contracts with customers, including systems integrators and prime contractors, are multiple element arrangements which contain professional services that are considered essential to the functionality of the other elements of the arrangement.  Crossflo accounts for revenue recognition on  these arrangements according to the provisions of AICPA Statement of Position (SOP) 81-1,  Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under SOP 81-1, Crossflo recognizes revenue based on progress towards contract completion measured by actual hours incurred in relation to the estimate of total expected hours. Crossflo measures SOP 81-1 revenues by applying the contract-specific estimated percentage of completion to the total contract amount for software and professional services.  Crossflo routinely updates the estimates of future hours for agreements in process and reports any cumulative effects of such adjustments in current operations. Crossflo immediately recognizes any loss expected on these contracts when it is projected that loss is probable.

In certain situations where Crossflo’s customer contracts contain acceptance criteria or other conditions that are deemed adverse to the probability for collection, revenues recognized are limited by the amount of cash already collected.

Holocom recognizes revenue upon shipment of its product or upon receipt of its product by the customer when shipped FOB destination and recognizes revenue on its short-term installation contracts as time and materials costs are incurred.

Holocom maintains agreements with stocking distributors. These agreements provide for a limited product warranty for a period of one year from the date of sale to the end user. The warranty does not cover damage to the product after it has been delivered to the distributor. Holocom’s stocking distributor agreements also allow limited rights to periodic stock rotation.  These rotation rights allow for the exchange of a percentage of distributor inventory for replacement products of the distributor’s choosing. At November 30, 2008, Holocom has evaluated the potential for rotated product and has provided for the estimated impact in the accounting records.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our condensed consolidated statement of operations for the six months ended November 30, 2007 included compensation expense for the share-based payment awards granted subsequent to May 31, 2007 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized in our condensed consolidated statement of operations for the six months ended November 30, 2008 included compensation expense for share-based payment awards granted prior to May 31, 2008 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the six months ended November 30, 2008 and 2007 of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated pricing term of option grants for the six months ended November 30, 2008 and 2007 was five years.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2008 and Three Months Ended November 30, 2007.

Consolidated:

	Three Months Ended
	November 30, 2008	November 30, 2007
Revenues:
Product sales and other	$1,616,908	$945,830
License and service revenue	258,353	-
Total revenues	1,875,261	945,830

Cost of sales:
Product sales and other	700,365	356,338
License and service revenue	165,140	-
Amortization of purchased intangibles	211,302	-
Total cost of sales	1,076,807	356,338
Gross profit	$798,454	$589,492

Segment Results:

	Three months ended
	November 30, 2008		November 30, 2007

Holocom:	Dollars	% of Revenue	Dollars	% of Revenue
Revenues - Product sales and other	$1,610,658	100.0%	$933,280	100.0%
Cost of sales	700,365	43.5%	356,338	38.2%
Gross profit	$910,293	56.5%	$576,942	61.8%

Crossflo:
License and service revenue	$258,353	100.0%	$-	-
Cost of sales	165,140	63.9%	-	-
Amortization of purchased intangibles	211,302	-	-	-
Gross profit	$(118,089)	-	$-	-

PTSC:
Revenues - Product sales and other	$6,250	100.0%	$12,550	100.0%
Cost of sales	-	-	-	-
Gross profit	$6,250	100.0%	$12,550	100.0%

Holocom

During the three months ended November 30, 2008 and 2007, we recorded sales amounting to approximately $1,611,000 and $933,000, respectively, by our consolidated variable interest entity, Holocom, with cost of sales amounting to approximately $700,000 and $356,000, respectively. The increase in sales for Holocom during the three months ended November 30, 2008 as compared to the three months ended November 30,  2007 is primarily due to increased sales to distributors.

Crossflo

We acquired Crossflo on September 1, 2008.  Revenue consists of software licenses and related services relating to Crossflo’s CDX data agent product.  Cost of sales includes the direct time of Crossflo employees on each project as well as outside contractors. Included in cost of sales is approximately $211,300 of amortization expense on purchased intangible assets.

PTSC

During the three months ended November 30, 2008 and 2007, we recognized maintenance fee revenues totaling approximately $6,250  and $6,250 in connection with an agreement with AMD Corporation during the 2005 fiscal year. The agreement called for maintenance fees totaling $100,000 connected with a license agreement for our Ignite technology; the license fee revenue is being recognized as revenue evenly over the four year period of the license.

In addition during the three months ended November 30, 2007, we recorded sales of approximately $6,300 from the sale of microprocessor chips that we no longer market. Inventory associated with the sales of these microprocessor chips is carried at zero value.  Our final sales of microprocessor chips occurred during the quarter ended August 31, 2008.

Consolidated

Our revenues increased from approximately $946,000 for the three months ended November 30, 2007 to approximately $1,875,000 for the three months ended November 30, 2008. Our revenue amounts do not include income of approximately $251,000 and $5,486,000, respectively,  from our investment in PDS for the three months ended November 30, 2008 and 2007, respectively,  and a loss of approximately $141,000 from our investment in Talis for the three months ended November 30, 2008.

	Three months ended
	November 30, 2008	November 30, 2007
Research and development	$151,874	$-

Crossflo

We acquired Crossflo on September 1, 2008.  Research and development costs consist of Crossflo’s payroll and related expenses for software engineers as well as outside contractors retained to assist in development of Crossflo’s software product.  For the three months ended November 30, 2008, approximately $378 of non cash compensation was recorded in connection with vesting of employee stock options in accordance with SFAS 123(R).

Consolidated:

	Three months ended
	November 30, 2008	November 30, 2007
Selling, general and administrative	$2,175,788	$1,986,363

Segment Results:
	Three months ended
	November 30, 2008	November 30, 2007
Holocom:
Selling, general and administrative	$567,672	$456,355
Crossflo:
Selling, general and administrative	$636,092	$-
PTSC:
Selling, general and administrative	$972,024	$1,530,008

Holocom

Selling, general and administrative expenses increased from approximately $456,000 for the three months ended November 30, 2007 to approximately $568,000 for the three months ended November 30, 2008.  The increase consisted of approximately $91,000 relating to payroll and related expenses for bonuses granted to employees, approximately $12,000 for meals and internal events, approximately $7,400 for royalty payments under the earn out agreement, approximately $5,000 for subcontractors and approximately $3,600 for legal expenses.  For the three months ended November 30, 2008, approximately $6,700 of non cash compensation was recorded in connection with vesting of employee stock options in accordance with SFAS 123(R).  These increases were offset by a decrease in travel and related expenses of approximately $18,000.

Crossflo

We acquired Crossflo on September 1, 2008.  Selling, general and administrative expenses for the three months ended November 30, 2008 consist of approximately $435,000 of payroll and related expenses for the sales and administrative employees, approximately $58,000 of travel and related expenses for the sales employees, approximately $11,000 for sales commissions, approximately $19,000 for sales consultants, and approximately $26,000 for rent expense.  For the three months ended November 30, 2008, approximately $15,600 of non cash compensation was recorded in connection with vesting of employee stock options in accordance with SFAS 123(R).

PTSC

Selling, general and administrative expenses decreased from approximately $1,530,000 for the three months ended November 30, 2007 to approximately $972,000 for the three months ended November 30, 2008.  The decrease consisted of approximately $752,000 in legal and accounting expense, primarily due to capitalization of legal and accounting fees in connection with the Crossflo acquisition, approximately $45,000 in public and investor relations expenses, and approximately $63,000 in consulting expenses.  These decreases were offset by increases in payroll and related expenses of approximately $253,000 related to officer bonuses, and approximately $19,000 in travel and related expenses.  For the three months ended November 30, 2008, approximately $142,000 of non cash compensation was recorded in connection with vesting of employee stock options in accordance with SFAS 123(R) as compared to approximately $63,000 for the three months ended November 30, 2007.

Consolidated

Selling, general and administrative expenses increased from approximately $1,986,000 for the three months ended November 30, 2007 to approximately $2,176,000 for the three months ended November 30, 2008, primarily due to the acquisition of Crossflo and Patriot’s capitalization of transaction costs in connection with the acquisition.

	Three months ended
	November 30, 2008	November 30, 2007
Settlement and license expense	$-	$388,660

Patriot recorded settlement and license expenses amounting to approximately $389,000 for the three months ended November 30, 2007 relating to royalties payable resulting from an agreement with Fish (see Note 10 to our condensed consolidated financial statements for more information).

Consolidated:
	Three months ended
	November 30, 2008	November 30, 2007
Other income (expense):
Interest and other income	$144,748	$301,066
Loss on sale of assets	(1,733)	(924)
Interest expense	(16,075)	-
Equity in earnings of affiliated companies	109,739	5,486,039
Total other income, net	$236,679	$5,786,181

Segment Results:
	Three months ended
	November 30, 2008	November 30, 2007
Holocom:
Interest and other income	$2,587	$5,507
Interest expense	(2,500)	-
Loss on sale of assets	-	-
Total other income, net	$87	$5,507
Crossflo:
Interest and other income	$3,003	$-
Interest expense	(17)	-
Loss on sale of assets	(1,733)	-
Total other income, net	$1,253	$-
PTSC:
Interest and other income	$139,158	$295,559
Interest expense	(13,558)	-
Loss on sale of assets	-	(924)
Equity in earnings of affiliated companies	109,739	5,486,039
Total other income, net	$235,339	$5,780,674

Consolidated

Our other income and expenses for the three months ended November 30, 2008 included equity in the earnings of PDS consisting of net income after expenses in the amount of approximately $251,000 and our share of loss in Talis consisting of approximately $141,000 after expenses.  For the three months ended November 30, 2007, our other income and expenses included our share of income in PDS of approximately $5,486,000. Our investments in PDS and Talis are accounted for in accordance with the equity method of accounting for investments. Total other income and expense for the three months ended November 30, 2008 amounted to net other income of approximately $237,000 compared with approximately $5,786,000 for the three months ended November 30, 2007. Interest income and other income decreased from approximately $296,000 for the three months ended November 30, 2007 to approximately $139,000 for the three months ended November 30, 2008 due to declines in interest rates for our cash, cash equivalents and short term investment accounts.

During the three months ended November 30, 2008 we recorded a benefit for income taxes of approximately $632,000 and during the three months ended November 30, 2007, we recorded a provision for income taxes of approximately 1,584,000 related to federal and California taxes.

We recorded a net loss for the three months ended November 30, 2008 of $932,259 compared with net income of $2,416,536 for the three months ended November 30, 2007.

Results of Operations

Comparison of the Six Months Ended November 30, 2008 and Six Months Ended November 30, 2007.

Consolidated:

	Six Months Ended
	November 30, 2008	November 30, 2007
Revenues:
Product sales and other	$2,975,554	$1,467,199
License and service revenue	258,353	-
Total revenues	3,233,907	1,467,199

Cost of sales:
Product sales and other	1,284,618	507,873
License and service revenue	165,140	-
Amortization of purchased intangibles	211,302	-
Total cost of sales	1,661,060	507,873
Gross profit	$1,572,847	$959,326

Segment Results:
	Six months ended
	November 30, 2008		November 30, 2007

Holocom:	Dollars	% of Revenue	Dollars	% of Revenue
Revenues - Product sales and other	$2,930,024	100.0%	$1,445,144	100.0%
Cost of sales	1,284,618	43.8%	507,873	35.1%
Gross profit	$1,645,406	56.2%	$937,271	64.9%

Crossflo:
License and service revenue	$258,353	100.0%	$-	-
Cost of sales	165,140	63.9%	-	-
Amortization of purchased intangibles	211,302	-	-	-
Gross profit	$(118,089)	-	$-	-

PTSC:
Revenues - Product sales and other	$45,530	100.0%	$22,055	100.0%
Cost of sales	-	-	-	-
Gross profit	$45,530	100.0%	$22,055	100.0%

Holocom

During the six months ended November 30, 2008 and 2007, we recorded sales amounting to approximately $2,930,000 and $1,445,000, respectively, by our consolidated variable interest entity, Holocom, with cost of sales amounting to approximately $1,285,000 and $508,000, respectively. The increase in sales for Holocom during the six months ended November 30, 2008 as compared to the six months ended November 30,  2007 is primarily due to increased sales to distributors.

PTSC

During the six months ended November 30, 2008 and 2007, we recognized maintenance fee revenues totaling approximately $12,500  and $12,500 in connection with an agreement with AMD Corporation during the 2005 fiscal year. The agreement called for maintenance fees totaling $100,000 connected with a license agreement for our Ignite technology; the license fee revenue is being recognized as revenue evenly over the four year period of the license.

In addition during the six months ended November 30, 2008 and 2007, we recorded sales of approximately $33,000 and $10,000, respectively, from the sale of microprocessor chips that we no longer market. Inventory associated with the sales of these microprocessor chips is carried at zero value.  Our final sales of microprocessor chips occurred during the quarter ended August 31, 2008.

Consolidated

Our revenues increased from approximately $1,467,000 for the six months ended November 30, 2007 to approximately $3,234,000 for the six months ended November 30, 2008. Our revenue amounts do not include income of approximately $6,873,000 and $4,286,000, respectively, from our investment in PDS for the six months ended November 30, 2008 and 2007, respectively,  and a loss of approximately $204,000 from our investment in Talis for the six months ended November 30, 2008.

Consolidated:
	Six months ended
	November 30, 2008	November 30, 2007
Selling, general and administrative	$4,106,526	$3,944,553

Segment Results:
	Six months ended
	November 30, 2008	November 30, 2007
Holocom:
Selling, general and administrative	$1,185,266	$962,313
Crossflo:
Selling, general and administrative	$636,092	$-
PTSC:
Selling, general and administrative	$2,285,168	$2,982,240

Holocom

Selling, general and administrative expenses increased from approximately $962,000 for the six months ended November 30, 2007 to approximately $1,185,000 for the six months ended November 30, 2008.  The increase consisted of approximately $137,000 relating to payroll and related expenses, approximately $12,000 for meals and internal events, approximately $29,000 for royalty payments under the earn out agreement, approximately $25,000 for legal and professional expenses.  For the six months ended November 30, 2008, approximately $13,400 of non cash compensation was recorded in connection with vesting of employee stock options in accordance with SFAS 123(R).  These increases were offset by a decrease in travel and related expenses of approximately $22,000.

PTSC

Selling, general and administrative expenses decreased from approximately $2,982,000 for the six months ended November 30, 2007 to approximately $2,285,000 for the six months ended November 30, 2008.  The decrease consisted of approximately $730,000 in legal and accounting expense, primarily due to capitalization of legal and accounting fees in connection with the Crossflo acquisition, approximately $81,000 in public and investor relations expenses, approximately $13,000 in website expenses and approximately $22,000 in D&O insurance expenses.  These decreases were offset by increases in payroll and related expenses of approximately $256,000 related to officer bonuses, and approximately $9,000 in travel and related expenses.  For the six months ended November 30, 2008, approximately $250,000 of non cash compensation was recorded in connection with vesting of employee stock options in accordance with SFAS 123(R) as compared to approximately $346,000 for the six months ended November 30, 2007.

Consolidated

Selling, general and administrative expenses increased from approximately $3,945,000 for the six months ended November 30, 2007 to approximately $4,107,000 for the six months ended November 30, 2008, primarily due to the acquisition of Crossflo and Patriot’s capitalization of transaction costs in connection with the acquisition.

	Six months ended
	November 30, 2008	November 30, 2007
Settlement and license expense	$-	$418,660

Patriot recorded settlement and license expenses amounting to approximately $419,000 for the six months ended November 30, 2007 relating to royalties payable resulting from an agreement with Fish (see Note 8 to our condensed consolidated financial statements for more information).

Consolidated:
	Six months ended
	November 30, 2008	November 30, 2007
Other income (expense):
Interest and other income	$257,593	$775,591
Loss on sale of assets	(1,733)	(1,269)
Interest expense	(20,762)	(237)
Gain on sale of subsidiary interest	-	150,000
Equity in earnings of affiliated companies	6,668,509	4,285,497
Total other income, net	$6,903,607	$5,209,582

Segment Results:
	Six months ended
	November 30, 2008	November 30, 2007
Holocom:
Interest and other income	$2,968	$11,393
Interest expense	(2,574)	(237)
Gain on sale of subsidiary interest	-	150,000
Total other income, net	$394	$161,156
Crossflo:
Interest and other income	$3,003	$-
Interest expense	(17)	-
Loss on sale of assets	(1,733)	-
Total other income, net	$1,253	$-
PTSC:
Interest and other income	$251,622	$764,198
Interest expense	(18,171)	-
Loss on sale of assets	-	(1,269)
Equity in earnings of affiliated companies	6,668,509	4,285,497
Total other income, net	$6,901,960	$5,048,426

Consolidated

Our other income and expenses for the six months ended November 30, 2008 included equity in the earnings of PDS consisting of net income after expenses in the amount of approximately $6,873,000 and our share of loss in Talis consisting of approximately $204,000 after expenses.  For the six months ended November 30, 2007, our other income and expenses included our share of income in PDS of approximately $4,285,000. Our investments in PDS and Talis are accounted for in accordance with the equity method of accounting for investments. Total other income and expense for the six months ended November 30, 2008 amounted to net other income of approximately $6,902,000 compared with approximately $5,048,000 for the six months ended November 30, 2007. Interest income and other income decreased from approximately $764,000 for the six months ended November 30, 2007 to approximately $252,000 for the six months ended November 30, 2008 due to declines in interest rates for our cash, cash equivalents and short term investment accounts. Holocom recognized $150,000 of other income in connection with the sale of a portion of its interest in Talis Data Systems, LLC.

During the six months ended November 30, 2008 and 2007, we recorded a provision for income taxes of approximately $1,748,000 and $1,352,000, respectively, related to federal and California taxes.

We recorded net income for the six months ended November 30, 2008 of $2,277,254 compared with net income of $454,150 for the six months ended November 30, 2007.

Liquidity and Capital Resources

Liquidity

Our cash and short-term investment balances increased from approximately $6,722,000 as of May 31, 2008  to approximately $7,665,000 as of November 30, 2008. We also have restricted cash balances amounting to approximately $51,000 as of May 31, 2008 and approximately $52,000 as of November 30, 2008. Total current assets increased from approximately $9,851,000 as of May 31, 2008 to approximately $11,208,000  as of November 30, 2008. Total current liabilities amounted to approximately $930,000 and approximately $3,439,000 as of May 31, 2008 and November 30, 2008, respectively. The change in our current position as of November 30, 2008 as compared with May 31, 2008 results in part from our receipt of approximately $7,649,000 in distributions from PDS, recording a liability for income taxes of approximately $1,925,000 and an increase in our deferred tax assets of approximately $520,000.

During June 2008, we obtained a credit facility for as long as needed, which provides for financing up to 50% of the par value balance of our outstanding auction rate securities. The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee, and when drawn upon will bear interest at the federal funds rate plus 3%.  On October 14, 2008, we borrowed $3,000,000 on the credit facility.  The amount we can borrow against our collateral, currently $6,450,000, is limited by FINRA.

Current global economic conditions have resulted in increased volatility in the financial markets.  The cost of accessing the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and reduced or ceased to provide funding to borrowers.  Adverse changes in the economy could limit our ability to obtain financing from debt or capital sources or could adversely affect the terms on which we may be able to obtain any such financing.  Currently, we have sufficient resources to fund our operations through at least the next twelve months.

Cash Flows From Operating Activities

Cash used in operating activities for the six months ended November 30, 2008 was approximately $4,001,000 as compared with cash used in operating activities for the six months ended November 30, 2007 of approximately $7,836,000. The principal components of the current period amount were: net income of approximately $2,277,000 and a change in income taxes payable of approximately $1,925,000.  These increases were partially offset by: equity in earnings of affiliates of approximately $6,669,000, change in deferred taxes of approximately $1,382,000 and changes in accounts receivable and inventory of approximately $587,000 and $569,000, respectively.

Cash Flows From Investing Activities

Cash provided by investing activities was approximately $3,015,000 for the six months ended November 30, 2008 as compared to cash used in investing activities of approximately $408,000 for the six months ended November 30, 2007. The increase was primarily due to distributions received from PDS for the six months ended November 30, 2008 of approximately $7,649,000.  Cash used during the six months ended November 30, 2008 included approximately $668,000 in purchases of Crossflo and Avot convertible notes, approximately $1,050,000 in purchases of Avot preferred stock and approximately $497,000 in purchases of Talis LLC membership units and approximately $2,546,000 in the acquisition of Crossflo.

Cash Flows From Financing Activities

Cash provided by financing activities for the six months ended November 30, 2008 was approximately $2,055,000 as compared to cash used in financing activities of approximately $5,786,000 for the six months ended November 30, 2007.   For the six months ended November 30, 2008, cash of approximately $1,029,000 was used to purchase common stock for treasury and cash of approximately $176,000 was used to pay our notes payable.  Cash received from financing activities during the six months ended November 30, 2008 consisted of $3,000,000 received on our LOC and $250,000 received by Holocom on their line of credit facility.

Capital Resources

Our current position as of November 30, 2008 is expected to provide the funds necessary to support our operations through at least the next twelve months.

Contractual Obligations and Commitments

A summary of our outstanding contractual obligations at November 30, 2008 is as follows:

Contractual Cash Obligations	Total Amounts Committed	1-3 Years	3-6 Years

Operating leases - facilities	$569,009	$559,969	$9,040
Repayments of short term debt	$320,296	$320,296	$-
Repayments of long term debt	$2,977,347	$-	$2,977,347
Retention bonus payments to former Crossflo employees	$230,000	$230,000	$-

Our line of credit facility with a current balance of $3,000,000 does not have a specified maturity date and terms of the agreement state the credit facility is available to us “as long as needed” subject to the collateral value of our ARS.

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

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of SFAS No. 157. The FSP provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this standard as of October 31, 2008 did not have a material impact on our consolidated financial statements

In December 2008, the FASB issued FSP No. FAS 140-4  and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP will require additional disclosures about transfers of financial assets and involvement with variable interest entities. The FSPs are effective for all reporting periods ending after December 15, 2008 and will require additional disclosures in our Form 10-Q for the quarter ending February 28, 2009.

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

We have entered into license agreements, directly and through our joint venture with TPL and have reported substantial income as a result of this activity in the first quarter of fiscal 2009, and for the fiscal years 2008, 2007 and 2006. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, petitions with the U. S. Patent and Trademark Office to re-examine certain of our patents, and the possible effect of new judicial interpretations of patent laws, we cannot predict the amount of future revenues from such agreements, or whether there will be future revenues from license agreements at all.

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

Disruptions in the Debt and Capital Markets Will Have an Adverse Affect on Our Ability to Obtain Funding

The debt and capital markets have been experiencing extreme volatility and disruption for more than twelve months.  These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk, and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.  The cost of accessing the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and reduced or ceased to provide funding to borrowers.  Adverse changes in the economy could limit our ability to obtain financing from debt or capital sources or could adversely affect the terms on which we may be able to obtain any such financing  in the event we need to finance our share repurchases and acquisitions.  See “Part I – Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Liquidity.”

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

A Successful Challenge To Our Intellectual Property Rights Could Have A Significant And Adverse Effect On Us

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

Vigorous protection and pursuit of intellectual property rights or positions characterize the fiercely competitive semiconductor industry, which has resulted in significant and often protracted and expensive litigation. Therefore, our competitors and others may assert that our technologies or products infringe on their patents or proprietary rights. Persons we believe are infringing our patents are likely to vigorously defend their actions and assert that our patents are invalid. Problems with patents or other rights could result in significant costs, limit future license revenue, and impair or hinder our acquisition strategy. If infringement claims against us are deemed valid or if our infringement claims are successfully opposed, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions or to defend against infringement claims.  Parties have petitioned the U. S. Patent and Trademark Office to re-examine certain of our patents. An adverse decision in litigation or in the re-examination process could have a very significant and adverse effect on our business.

On December 18, 2007 we announced that a resolution was reached in two patent infringement lawsuits in the U.S. District Courts in the Eastern District of Texas and the Northern District of California.  There are no assurances that the resolution will favorably impact, or that it will not impair, our ability to assert our technology rights in the future.

During the quarter ended February 29, 2008, we were named as co-defendants in three separate lawsuits regarding the MMP Portfolio. On December 1, 2008 we were named as co-defendants in a lawsuit regarding the MMP Portfolio.  See footnote 15 to our condensed consolidated financial statements and Part II, Item 1. Legal Proceedings in this Report on Form 10-Q.

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

A Significant Portion Of Our Investments Are Currently Illiquid Which May Impact Our Acquisition Strategy And/Or Operating Results

Our long-term investment in marketable securities balance consists of auction rate securities with a par value of $12.9 million, which at present are highly illiquid. In the event we need immediate access to these funds, we will not be able to sell these investments at par value. These instruments are expected to remain illiquid until a future auction of these investments is successful, buyers are found outside of the auction process, or they are redeemed by the issuing agencies. We have partially offset the consequences of this illiquidity by securing a line of credit collateralized by the auction rates securities, however the amount we can borrow against our collateral is limited by FINRA. In the event these securities are deemed to be permanently impaired, we will be required to take a charge to operations in recognition of this impairment.

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

Auction Rate Securities

Our exposure to market risk for changes in interest rates relates primarily to our auction rate securities.  During the quarter ended February 29, 2008, investment banks were reporting an inability to successfully obtain subscribers for high credit quality auction rate securities.  As of November 30, 2008, we held such auction rate securities with a par value totaling $12.9 million that failed to sell at auction. In the event we need to access funds invested in these auction rate securities we will not be able to liquidate these securities until a future auction of these securities is successful, they are refinanced and redeemed by the issuers, or a buyer is found outside of the auction process.  The investments consist of student loan auction rate instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (“FFELP”).  These investments are of high credit quality and the AAA credit ratings of the investments have been reaffirmed since November 2008.  These instruments are collateralized in excess of the underlying obligations, are insured by the various state educational agencies, and are guaranteed by the Department of Education as an insurer of last resort.

At November 30, 2008, the fair value of our auction rate securities was estimated at $11.5 million based on a valuation by Houlihan Smith & Company, Inc.  We recorded the net temporary valuation adjustment of $830,342 in other comprehensive income, which represents the gross valuation adjustment of $1,401,325, net of the related tax benefit of $570,983.  We have concluded that the unrealized losses on these investments are temporary because (i) we believe that the decline in market value and absence of liquidity that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) we have the intent and ability to hold these investments until a recovery in market value occurs.  Since this valuation adjustment is deemed to be temporary, it did not affect our earnings for the three and six months ended November 30, 2008.

We are not currently able to predict how long these investments will remain illiquid, and as such, they have been classified as long-term investments in marketable securities in the accompanying consolidated balance sheet at November 30, 2008.

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

During June 2008 we obtained a credit facility which provides for financing up to 50% of the par value balance of our outstanding auction rate securities. The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee, and when drawn upon will bear interest at the federal funds rate plus 3%.  On October 14, 2008 we drew $3,000,000 on the credit facility.

Item 4. Controls and Procedures

Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of November 30, 2008, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our report filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of November 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Motions to dismiss or transfer the Northern District of California actions to the Eastern District of Texas were heard on September 19, 2008 by U.S. District Judge Jeremy Fogel and subsequently denied.  Whether the Texas action will be transferred in whole or in part to Judge Fogel has not been determined.  The discovery phase has just begun with trial expected to be scheduled in late 2009 or early 2010.

On December 1, 2008, we, TPL and Alliascense, Ltd. were named as defendants in a lawsuit filed in the Northern District of California by Barco, N.V.  The Barco case seeks declaratory relief that its products do not infringe enforceable claims of the '584, '749 and '890 patents.  We anticipate responding to the Complaint in early 2009.

On December 22, 2008, we announced that Asustek had purchased a MMP Portfolio license, leaving HTC and Acer as the remaining defendants in the above action.

Deutsche Bank Arbitration

On October 16, 2008, we initiated binding arbitration claims before FINRA against Deutsche Bank  Securities, Inc., and affiliates ("DBSI") based on advisory services provided to us resulting in our purchases of auction rate securities ("ARS") and the failure of the ARS market in February 2008.  We experienced a  loss of liquidity and other damages as a result, and allege DBSI engaged in negligence and nondisclosure in providing us services.  DBSI has not yet responded to the claim.  Some instruments have been repurchased  by the issuers since the claim was filed.

Item 1A. Risk Factors

Please see Part I, Item 2, above, for our risk factors.  Following are the material updates to the risk factors previously disclosed in our Report on Form 10-K.

Disruptions in the Debt and Capital Markets Will Have an Adverse Affect on Our Ability to Obtain Funding

The debt and capital markets have been experiencing extreme volatility and disruption for more than twelve months.  These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk, and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.  The cost of accessing the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and reduced or ceased to provide funding to borrowers.  Adverse changes in the economy could limit our ability to obtain financing from debt or capital sources or could adversely affect the terms on which we may be able to obtain any such financing  in the event we need to finance our share repurchases and acquisitions.  See “Part I – Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Liquidity.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2006, our Board of Directors authorized a stock repurchase program.  We commenced the program in July 2006 and plan to repurchase outstanding shares of our common stock on the open market from time to time.  As part of the program, we purchased 5,318,976 shares of our common stock at an aggregate cost of $1,029,107 during the six months ended November 30, 2008.

Following is a summary of all repurchases by the Company of its common stock during the six month period ended November 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
June 1 – 30, 2008	605,000	$0.25	605,000
July 1 – 31, 2008	1,361,160	$0.18	1,361,160
August 1 – 31, 2008	401,000	$0.26	401,000
September 1 – 30, 2008	1,245,875	$0.21	1,245,875
October 1 – 31, 2008	889,276	$0.17	889,276
November 1 – 30, 2008	816,665	$0.14	816,665
Total	5,318,976	$0.19	5,318,976

On September 2, 2008 we issued 17,583,235 shares of our common stock to the exchange agent in connection with the Crossflo acquisition.  The shares were valued at $0.24389 per share based on the provisions of the merger agreement and the value was allocated among the assets as set forth in Note 2 to our consolidated financial statements.

On September 2, 2008 we issued 2,844,630 shares of our common stock to the escrow agent in connection with the Crossflo acquisition.  The shares were valued at $0.24389 per share based on the provisions of the merger agreement and the value was allocated among the assets as set forth in Note 2 to our consolidated financial statements.

On September 4, 2008, we issued 1,456,394 shares of our common stock to Crossflo’s financial consultant  for broker services in connection with the Crossflo acquisition.  The shares were valued at $0.24389 per share based on the provisions of the merger agreement and the value was allocated among the assets as set forth in Note 2 to our consolidated financial statements.

On September 5, 2008 we issued 4,133,267 shares of our common stock to Crossflo’s convertible note holders in connection with the Note Conversion Agreement associated with the Crossflo acquisition.  The shares were valued at $0.24389 per share based on the provisions of the merger agreement and the value was allocated among the assets as set forth in Note 2 to our consolidated financial statements.

On September 12, 2008 we issued 970,929 shares of our common stock to Crossflo’s convertible note holders in connection with the Note Conversion Agreement associated with the Crossflo acquisition.  The shares were valued at $0.24389 per share based on the provisions of the merger agreement and the value was allocated among the assets as set forth in Note 2 to our consolidated financial statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At our fiscal 2008 Annual Meeting of Shareholders held on October 30, 2008, the following individuals were elected to the Board of Directors of the Company: Carlton M. Johnson, Jr., Helmut Falk, Jr., Gloria H. Felcyn, Harry L. Tredennick, III and Donald E. Schrock.

The following proposals were approved at our Annual Meeting of Shareholders:

1.	Proposal to increase the number of shares authorized under our 2006 Stock Option Plan from 5,000,000 to 10,000,000:

Votes For	Votes Against	Votes Abstaining
54,347,836	37,927,311	1,099,112

2.	Proposal to amend our Certificate of Incorporation to increase the number of authorized shares of common stock, $0.00001 par value, from 500,000,000 to 600,000,000:

Votes For	Votes Against	Votes Abstaining
196,810,597	101,410,329	3,399,098

3.	Proposal to ratify management’s selection of KMJ Corbin & Company LLP as our independent auditors:

Votes For	Votes Against	Votes Abstaining
283,568,815	10,416,382	7,634,826

4.	Election of Directors:

Director	Votes For	Votes Abstaining and/or Against
Carlton M. Johnson, Jr.	252,726,778	48,893,246
Helmut Falk, Jr.	257,753,650	43,866,374
Gloria H. Felcyn	252,907,727	48,712,297
Harry L. Tredennick, III	269,970,235	31,649,788
Donald E. Schrock	272,890,341	28,729,682

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

DATED: January 9, 2009	PATRIOT SCIENTIFIC CORPORATION /S/ FREDERICK C. GOERNER /s/ Frederick C. Goerner
Frederick C. Goerner Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ FREDERICK C. GOERNER
Frederick C. Goerner	President and Chief Executive Officer	January 9, 2009
/S/ CLIFFORD L. FLOWERS
Clifford L. Flowers	Chief Financial Officer and Principal Accounting Officer	January 9, 2009
/S/ CARLTON M. JOHNSON
Carlton M. Johnson	Director	January 9, 2009
/S/ GLORIA H. FELCYN
Gloria H. Felcyn	Director	January 9, 2009
/S/ HELMUT FALK, JR.
Helmut Falk, Jr.	Director	January 9, 2009
/S/ HARRY L. TREDENNICK
Harry L. Tredennick	Director	January 9, 2009
/S/ DONALD E. SCHROCK
Donald E. Schrock	Director	January 9, 2009