Form 10-Q
period 2009-02-28
PATRIOT SCIENTIFIC CORP
filed 2009-04-09
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X ] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [_]	Accelerated filer [X]	Non-accelerated filer [_]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]  No [X]

On April 3, 2009, 410,664,229 shares of common stock, par value $.00001 per share were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed consolidated Balance Sheets as of February 28, 2009 (unaudited) and May 31, 2008	3

Condensed consolidated Statements of Operations for the three and nine months ended February 28, 2009 and February 29, 2008 (unaudited)	4

Condensed consolidated Statements of Cash Flows for the nine months ended February 28, 2009 and February 29, 2008 (unaudited)	5

Notes to condensed consolidated Financial Statements (unaudited)	7-36

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37-54

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	54

ITEM 4. Controls and Procedures	55

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	56

ITEM 1A. Risk Factors	57

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

ITEM 3. Defaults Upon Senior Securities	57

ITEM 4. Submission of Matters to a Vote of Security Holders	57

ITEM 5. Other Information	57

ITEM 6. Exhibits	58-60

SIGNATURES	61

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements
Patriot Scientific Corporation
Condensed Consolidated Balance Sheets
	February 28, 2009	May 31, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$7,038,888	$6,424,015
Restricted cash and cash equivalents	51,998	51,122
Marketable securities and short term investments	68,797	298,243
Accounts receivable	809,056	538,500
Accounts receivable - affiliated company	9,901	7,501
Notes receivable	100,067	450,115
Inventory	981,801	388,141
Work-in-process	96,442	-
Prepaid income taxes	-	222,311
Deferred tax assets	831,170	1,390,832
Prepaid expenses and other current assets	213,731	79,840
Total current assets	10,201,851	9,850,620

Marketable securities	10,318,249	12,527,675
Property and equipment, net	94,783	68,504
Goodwill	1,865,142	-
Other intangible assets, net	5,982,691	63,299
Deferred tax assets	3,801,222	-
Other assets	46,885	8,190
Investments in affiliated companies	2,808,150	2,913,614
Total assets	$35,118,973	$25,431,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$506,462	$555,690
Accrued expenses and other	730,095	373,848
Notes payable	50,000	-
Deferred revenue	52,055	-
Income taxes payable	1,027,213	-
Total current liabilities	2,365,825	929,538

Long term debt, including accrued interest	3,025,421	-
Deferred tax liabilities	-	1,085,181
Total long term liabilities	3,025,421	1,085,181
Total liabilities	5,391,246	2,014,719

Commitments and contingencies

Minority interest	379,696	115,406

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,067,618 shares issued and 410,664,229 shares outstanding at February 28, 2009 and 500,000,000 shares authorized: 410,979,163 shares issued and 389,414,915 shares outstanding at May 31, 2008	4,380	4,109
Additional paid-in capital	76,927,334	70,004,814
Accumulated deficit	(32,975,451)	(33,763,357)
Common stock held in treasury, at cost – 27,403,389 shares and 21,564,248 shares at February 28, 2009 and May 31, 2008, respectively	(13,819,116)	(12,723,172)
Accumulated other comprehensive loss	(789,116)	(220,617)
Total stockholders’ equity	29,348,031	23,301,777
Total liabilities and stockholders’ equity	$35,118,973	$25,431,902

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Revenues:
Product sales and other	$1,193,378	$801,284	$4,168,932	$2,268,484
License and service revenue	216,823	-	475,177	-
Total revenues	1,410,201	801,284	4,644,109	2,268,484

Cost of sales:
Product sales and other	534,555	345,084	1,819,172	852,958
License and service revenue	89,195	-	254,335	-
Amortization of purchased intangibles	223,902	-	435,204	-
Total cost of sales	847,652	345,084	2,508,711	852,958
Gross profit	562,549	456,200	2,135,398	1,415,526

Operating expenses:
Research and development	117,781	-	269,655	-
Selling, general and administrative	2,088,100	1,364,077	6,194,627	5,308,631
Settlement and license expense	-	417,740	-	836,400
Total operating expenses	2,205,881	1,781,817	6,464,282	6,145,031
Operating loss	(1,643,332)	(1,325,617)	(4,328,884)	(4,729,505)

Other income (expense):
Interest and other income	63,257	318,284	320,850	1,093,876
Loss on sale of assets	-	(2,242)	(1,733)	(3,511)
Interest expense	(27,396)	-	(48,158)	(237)
Gain on sale of subsidiary interest	-	-	-	150,000
Equity in earnings (loss) of affiliated companies	(921,883)	11,696,265	5,746,626	15,981,763
Total other income (expense), net	(886,022)	12,012,307	6,017,585	17,221,891

Income (loss) before income taxes and minority interest	(2,529,354)	10,686,690	1,688,701	12,492,386

Provision (benefit) for income taxes	(1,111,374)	4,394,505	636,505	5,746,050

Minority interest	71,367	-	264,290	-

Net income (loss)	$(1,489,347)	$6,292,185	$787,906	$6,746,336

Basic income (loss) per common share	$-	$0.02	$-	$0.02

Diluted income (loss) per common share	$-	$0.02	$-	$0.02

Weighted average number of common shares outstanding-basic	408,030,851	391,472,101	401,578,784	391,055,464

Weighted average number of common shares outstanding-diluted	408,030,851	395,666,621	404,026,257	396,382,070

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	February 28, 2009	February 29, 2008

Operating activities:
Net income	$787,906	$6,746,336
Adjustments to reconcile net income to net cash used in operating activities:
Minority interest in variable interest entity	264,290	-
Amortization and depreciation	486,015	36,454
Non-cash compensation relating to issuance of stock options and vesting of warrants	324,380	407,652
Accrued interest income added to investments and notes receivable	(8,287)	(959)
Equity in earnings of affiliated companies	(5,746,626)	(15,981,763)
Loss on disposal of assets	1,733	3,513
Value of stock issued in connection with legal settlement	-	100,000
Write-off of patent costs	21,527	-
Deferred income taxes	(1,762,371)	(9,473,195)
Gain on VIE sale of portion of subsidiary interest	-	(150,000)
Reversal of tax effect of exercise of options	-	(25,645)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(144,377)	(45,584)
Receivable from affiliated company	(2,400)	(3,616)
Inventory	(593,660)	(269,594)
Work-in-process	(84,784)	-
Prepaid expenses and other current assets	74,893	250,896
Prepaid income taxes	222,311	2,070,981
Accounts payable and accrued expenses	(182,544)	(1,425,157)
Deferred revenue	52,055	-
Income taxes payable	1,027,213	3,982,909
Net cash used in operating activities	(5,262,726)	(13,776,772)

Investing activities:
Proceeds from sales of marketable securities	1,582,287	6,800,159
Purchases of short-term investments	(102,629)	(18,072,953)
Proceeds from sale of restricted investments	-	52,500
Purchases of property and equipment	(23,681)	(20,411)
Proceeds from sale of property and equipment	-	125
Costs incurred for patents and trademarks	-	(7,344)
Proceeds from VIE sale of portion of subsidiary interest	-	100,000
Issuance of notes receivable	(133,000)	-
Cash received from repayment of note receivable	50,243	-
Purchases of convertible notes receivable	(667,750)	-
Investments in affiliated companies	(1,546,500)	-
Distributions from affiliated company	7,648,589	16,666,800
Cash paid in Crossflo acquisition, net of cash acquired	(2,578,281)	-
Cash paid in Verras Medical acquisition, net of cash acquired	(98,824)	-
Net cash provided by investing activities	4,130,454	5,518,876

Financing activities:
Proceeds from exercise of common stock warrants and options	5,000	18,200
Repurchase of warrants	-	(2,760,900)
Payments on notes payable	(416,393)	-
Issuance of notes payable	3,250,000	-
Repurchase of common stock for treasury	(1,095,944)	(3,042,921)
Tax effect of exercise of options granted under APB 25	4,482	-
Net cash provided by (used in) financing activities	1,747,145	(5,785,621)

Net increase (decrease) in cash and cash equivalents	614,873	(14,043,517)
Cash and cash equivalents, beginning of period	6,424,015	21,605,428
Cash and cash equivalents, end of period	$7,038,888	$7,561,911

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	February 28, 2009	February 29, 2008

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$48,158	$237
Cash payments for income taxes	$1,143,785	$9,191,000

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Cashless exercise of stock options	$-	$10
Cashless exercise of warrants	$-	$25
Note receivable issued in connection with VIE sale of portion of subsidiary interest	$-	$50,000
Conversion of note receivable to preferred stock – Avot Media, Inc.	$250,000	$-
Insurance premium financed with a note payable	$210,888	$-
Deferred tax benefit related to unrealized loss on investments in marketable securities charged to other comprehensive income	$(390,927)	$-
Conversion of notes receivable plus accrued interest in connection with Crossflo Systems, Inc. acquisition	$824,600	$-
Common stock issued in connection with Crossflo Systems, Inc. acquisition	$6,582,214	$-
Conversion of note receivable plus accrued interest in connection with Verras Medical, Inc. acquisition	$33,154	$-

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.  Operating results for the three and nine-month periods ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.

Basis of Consolidation
The condensed consolidated balance sheet at May 31, 2008 and the condensed consolidated statements of operations for the three and nine months ended February 29, 2008 include our accounts and those of our majority owned inactive subsidiaries, Metacomp, Inc. and Plasma Scientific Corporation and the variable interest entity (“VIE”) for which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated balance sheet at February 28, 2009 and the condensed consolidated statements of operations for the three and nine months ended February 28, 2009 include our accounts and those of our wholly-owned subsidiary Crossflo Systems, Inc. (“Crossflo”) and our majority owned inactive subsidiary Plasma Scientific Corporation and the VIE for which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.  During September 2008, we dissolved our majority owned inactive subsidiary, Metacomp, Inc.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Marketable Securities
We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FASB Staff Position (“FSP”) SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date.  Our investments in marketable securities have been classified and accounted for as available-for-sale based on management’s investment intentions relating to these securities.  Available-for-sale marketable securities are stated at market value based on valuation by Houlihan Smith & Company, Inc.  Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income (loss).  We follow the guidance provided by Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired.  Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations.

Investments in Affiliated Companies
We have a 50% interest in Phoenix Digital Solutions, LLC (“PDS”) (see Note 11). This investment is accounted for using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the condensed consolidated statements of operations in the caption “Equity in earnings of affiliated companies”.

We have a 37.40% interest in Talis Data Systems, LLC (“Talis”) (see Note 11).  We account for our investment using the equity method of accounting pursuant to paragraph 8 of AICPA Statement of Position (“SOP”) 78-9, Accounting for Investments in Real Estate Ventures (which has applicability to non-real estate entities as well) as our membership share of this limited liability company is more than minor.  Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the condensed consolidated statements of operations in the caption “Equity in earnings of affiliated companies”.

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

Comprehensive Income (Loss)
Comprehensive income (loss) includes unrealized gains and losses which are excluded from the condensed consolidated statements of operations in accordance with SFAS No. 130, Reporting Comprehensive Income.  For the nine months ended February 28, 2009, this amount included unrealized losses on investments classified as available-for-sale.  The amount is presented net of tax-related benefits of $390,927.

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

Crossflo sells software and services to end users primarily through relationships with systems integrators and prime contractors.  Crossflo recognizes revenue in accordance with AICPA SOP No. 97-2, Software Revenue Recognition, and all related amendments and interpretations.  Crossflo’s revenue is derived primarily from the following sources: (i) software licensing, (ii) related professional services, and (iii) post contract customer support (“PCS”) agreements.  PCS agreements typically include software updates, on a when and if available basis, telephone and internet access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenue for support services is recognized on a straight-line basis over the support period.

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

The majority of Crossflo’s contracts with customers, including systems integrators and prime contractors,  are multiple element arrangements which contain professional services that are considered essential to the functionality of the other elements of the arrangement.  Crossflo accounts for revenue on  these arrangements according to the provisions of SOP 81-1,  Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under SOP 81-1, Crossflo recognizes revenue based on progress towards contract completion measured by actual hours incurred in relation to the estimate of total expected hours. Crossflo measures SOP 81-1 revenues by applying the contract-specific estimated percentage of completion to the total contract amount for software and professional services.  Crossflo routinely updates the estimates of future hours for agreements in process and reports any cumulative effects of such adjustments in current operations. Crossflo immediately recognizes any loss expected on these contracts when it is projected that loss is probable.

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

Holocom maintains agreements with stocking distributors. These agreements provide for a limited product warranty for a period of one year from the date of sale to the end user. The warranty does not cover damage to the product after it has been delivered to the distributor. Holocom’s stocking distributor agreements also allow limited rights to periodic stock rotation.  These rotation rights allow for the exchange of a percentage of distributor inventory for replacement products of the distributor’s choosing. At February 28, 2009, Holocom has evaluated the potential for rotated product and has provided for the estimated impact in the accounting records.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Revenue Recognition (continued)

Sales through large distributors account for the majority of Holocom’s product revenues during the nine months ended February 28, 2009.

Shipping and Handling
EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be classified as either cost of sales or disclosed in the notes to the financial statements. Holocom includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight and unreimbursed shipping to customers are included in cost of sales.

Net Income (Loss) Per Share
We apply SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings (loss) of an entity.  For the three months ended February 28, 2009, all potential common shares related to our outstanding warrants and options totaling 10,530,000 shares were not included in the calculation of diluted loss per share as they had an anti-dilutive effect.  For the nine months ended February 28, 2009, 8,950,000 potentially dilutive common shares related to our outstanding warrants and options were not included in the calculation of diluted income per share as they had an anti-dilutive effect.  For the three and nine months ended February 29, 2008, 3,320,000 potentially dilutive common shares and 3,420,000 potentially dilutive common shares, respectively, related to our outstanding warrants and options were not included in the calculation of diluted income per share as they had an anti-dilutive effect.

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

	Three Months Ended February 28, 2009
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net loss	$(1,489,347)	408,030,851	$-
Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	-
Loss available to common shareholders	$(1,489,347)	408,030,851	$-

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Net Income (Loss) Per Share (continued)

	Three Months Ended February 29, 2008
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$6,292,185	391,472,101	$0.02
Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	4,194,520
Income available to common shareholders	$6,292,185	395,666,621	$0.02

	Nine Months Ended February 28, 2009
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$787,906	401,578,784	$-
Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	582,313
Add: escrow shares	-	1,865,160
Income available to common shareholders	$787,906	404,026,257	$-

	Nine Months Ended February 29, 2008
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$6,746,336	391,055,464	$0.02
Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	5,326,606
Income available to common shareholders	$6,746,336	396,382,070	$0.02

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

The noncontrolling interest in Holocom, which we are required to consolidate as we are the primary beneficiary, had been reduced to zero due to the initial allocation of losses prior to the period in which we were required to consolidate. If a noncontrolling interest has been reduced to zero, the primary beneficiary must absorb any losses that are in excess of the value of the noncontrolling interest’s equity. From the date in which we were required to begin consolidating Holocom, March 27, 2007, through May 31, 2007 we absorbed $169,913 of Holocom’s losses as we are the primary beneficiary.  For the fiscal year ended May 31, 2008, Holocom had net income of $285,319 after taxes.  Under the provisions of FIN 46 (R), we are able to recover our absorbed losses before allocating income to the noncontrolling interest.  At May 31, 2008, the minority interest presented in our condensed consolidated financial statements is $115,406, the amount of Holocom’s fiscal 2008 net income after tax less our absorbed losses during fiscal 2007.

For the nine months ended February 28, 2009, the minority interest was $264,290 which represents the amount of Holocom’s net income after taxes on a consolidated basis.  The minority interest in the income for the nine months is added to the May 31, 2008 balance of $115,406 for a total of $379,696 as presented in our condensed consolidated balance sheet at February 28, 2009.

Stock-Based Compensation

Stock-based compensation expense recognized during the period is based on the grant date fair value of the portion of share-based payment awards ultimately expected to vest during the period in accordance with the provisions of SFAS No. 123(R), Share-Based Payment. As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and nine months ended February 28, 2009 and February 29, 2008 of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated pricing term of option grants for the three and nine months ended February 28, 2009 and February 29, 2008 was five years.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation (continued)

Summary of Assumptions and Activity

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three and nine months ended February 28, 2009 and February 29, 2008 is based on the historical volatilities of our common stock.  These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	February 28, 2009 (Unaudited)		February 28, 2009 (Unaudited)		February 29, 2008 (Unaudited)		February 29, 2008 (Unaudited)

Expected term	5	years	5	years	5	years	5	years
Expected volatility	120-125%		120-125%		124%		124-128%
Risk-free interest rate	1.67-1.75%		1.67–3.23%		2.5%		2.5 – 4.96%
Expected dividends	2.82%		2.82%		2.82%		2.82%

A summary of option activity as of February 28, 2009 and changes during the nine months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at June 1, 2008	8,195,000	$0.44
Options granted	1,950,000	$0.21
Options exercised	(100,000)	$0.05
Options forfeited	(65,000)	$0.50
Options outstanding at February 28, 2009	9,980,000	$0.40	3.38	$2,550
Options vested and expected to vest at February 28, 2009	7,667,832	$0.40	3.24	$2,550
Options exercisable at February 28, 2009	5,536,632	$0.45	2.74	$2,550

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation (continued)

The weighted average grant date fair value of options granted during the nine months ended February 29, 2008 and February 28, 2009 was $0.32 and $0.16 per option, respectively.  The total intrinsic value of options exercised during the nine months ended February 29, 2008 and February 28, 2009 was $513,550 and $11,000, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.10 per share on February 27, 2009) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.10) on February 27, 2009.

As of February 28, 2009, there was approximately $716,000 of total unrecognized compensation cost  related to Patriot employee stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next 42 months.  Approximately $583,000 of the total unrecognized compensation cost relates to 2,000,000 performance options granted to our CEO and 200,000 performance options granted to our V.P. of Business Development.  We are not currently recognizing compensation cost relating to these option grants as we have determined that it is not currently probable that the vesting conditions in the grants will be met.  When such vesting conditions are probable to be met, we will record the compensation cost for the grants.

As of February 28, 2009, there was approximately $224,000 of total unrecognized compensation cost  related to Crossflo employee stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next 58 months.  On September 1, 2008, Crossflo’s existing stock option plan was cancelled and stock options from our 2006 stock option plan were issued to retained Crossflo employees in conjunction with their new employment agreements.

The following table summarizes employee and director stock-based compensation expense for Patriot and employee stock-based compensation for Crossflo related to stock options under SFAS No. 123(R) for the three and nine months ended February 28, 2009 and February 29, 2008, which was recorded as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	February 28, 2009	February 28, 2009	February29, 2008	February 29, 2008

Research and development - Crossflo	$397	$774	$-	$-
Selling, general and administrative expense - Crossflo	16,189	31,759	-	-
Selling, general and administrative expense - Patriot	34,659	281,866	61,517	407,652
Total	$51,245	$314,399	$61,517	$407,652

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements.  The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.  Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements.  The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB released FSP 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the fiscal year beginning June 1, 2009.  On June 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities.  The adoption did not have a material effect on our results of operations and financial position.  We are in the process of evaluating the impact of adoption of SFAS No. 157 for nonfinancial assets and liabilities, but do not anticipate that the adoption will have a material impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We expect to adopt SFAS No. 161 on June 1, 2009. We are currently assessing the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present in Conformity With GAAP, SFAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of  Present Fairly in Conformity with GAAP, and is not expected to have any impact on our consolidated financial statements.

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

In December 2008, the FASB issued FSP No. FAS 140-4  and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP will require additional disclosures about transfers of financial assets and involvement with variable interest entities. The FSPs are effective for all reporting periods ending after December 15, 2008.  The adoption of this standard as of December 15, 2008 did not have a material impact on our consolidated financial statements.

2. Acquisitions

Crossflo

On September 1, 2008, we acquired all of the outstanding shares of Crossflo.  The results of Crossflo’s operations have been included in our condensed consolidated financial statements since that date.  Crossflo markets data sharing services and products primarily to the public safety/government sector.  Crossflo’s flagship product is the Crossflo DataExchange (“CDX”).  CDX is a commercial off-the-shelf middleware designed for interagency and cross-domain data sharing which  allows end users to selectively share information and rapidly connect disparate data sources across multiple platforms.  Crossflo is expected to be a leading provider of data sharing solutions for the markets it targets.

The aggregate purchase price was $10,257,604, including $2,850,790 of cash, $824,600 of convertible notes and common stock valued at $6,582,214.  The value of the 26,988,455 shares issued was based on the average closing price of our common stock on the Electronic Bulletin Board as reported by NASDAQ over the ten trading days immediately preceding September 1, 2008.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Acquisitions (continued)

This transaction was accounted for in accordance with SFAS No. 141, Business Combinations, and we have allocated the total purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.

Purchase consideration:
Price per share	$0.24389
Number of common shares issued	26,988,455
Value of shares issued	6,582,214
Cash paid, including acquisition costs	2,850,790
Principal and interest on convertible notes	824,600
$10,257,604

Allocation of purchase consideration:
Tangible assets acquired:
Cash	$272,509
Accounts receivable	101,179
Work-in-process	11,658
Deferred tax assets	2,173,443
Property and equipment	49,399
Prepaid expenses and other	36,590
Identifiable intangible assets acquired:
Customer contracts – open orders	63,600
Maintenance agreements	75,400
Technologies and processes	5,932,400
Goodwill	1,668,630
Total assets acquired	10,384,808
Liabilities assumed:
Current liabilities	(127,204)
$10,257,604

The fair values assigned to identifiable intangible assets acquired were based on an appraisal performed by an independent third party using estimates and assumptions determined by management.  The fair values of the customer contracts, maintenance agreements and technologies and processes were determined using an income approach.

None of our acquired intangible assets were assigned to research and development assets.  The acquired intangible assets of $6,071,400 have a weighted-average useful life of approximately 8 years.  The intangible assets that make up that amount include customer contracts of $63,600 (.75 year weighted-average useful life), maintenance agreements of $75,400 (4 year weighted-average useful life) and technologies and processes of $5,932,400 (8 year weighted-average useful life).

Goodwill in the amount of $1,668,630 was assigned to the Crossflo segment.  This amount is not deductible for income tax purposes.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Acquisitions (continued)

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

Proforma Financial Information

The financial information in the table below summarizes the combined results of operations of Patriot and Crossflo, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented. Such pro forma financial information is based on the historical financial statements of Patriot and Crossflo. This pro forma financial information is based on estimates and assumptions, which have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information presented below also includes amortization based on the valuation of Crossflo’s identifiable intangible assets resulting from the acquisition. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Acquisitions (continued)

	Three Months Ended	Nine Months Ended
	February 29, 2008	February 28, 2009	February 29, 2008
Revenue	$916,777	$4,869,733	$2,610,723
Net income (loss)	$5,431,500	$(113,414)	$4,404,301
Earnings per common share—basic	$0.01	$-	$0.01
Earnings per common share—diluted	$0.01	$-	$0.01

Verras Medical, Inc.

On December 1, 2008, Crossflo acquired the assets of Verras Medical, Inc. (“Verras”).  Verras does business as Iameter and under the Iameter name provides a healthcare software tool called Sherlock™ for hospitals and physician groups to assess the quality of care delivery against state and federal healthcare standards to help realize quality improvements and reduced costs.

The aggregate purchase price was $536,225, including $503,071 of cash and $33,154 of note receivable conversion (see Note 7).

This transaction was accounted for in accordance with SFAS No. 141, Business Combinations, and we have allocated the total purchase price to tangible and identifiable intangible assets acquired based on their estimated fair values.

Purchase consideration:
Cash paid, including acquisition costs	$103,071
Non-interest bearing payable	400,000
Conversion of note receivable into cash consideration	33,154
$536,225

Allocation of purchase consideration:
Tangible assets acquired:
Cash	$4,247
Accounts receivable	25,000
Property and equipment	3,466
Identifiable intangible assets acquired:
Customer relationships	36,000
Trademarks/names	110,000
Technology	161,000
Goodwill	196,512
Total assets acquired	$536,225

The fair values assigned to identifiable intangible assets acquired were based on an appraisal performed by an independent third party using estimates and assumptions determined by management.  The fair values of the customer relationships, trademarks/names and technology were determined using an income approach.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Acquisitions (continued)

Pursuant to the purchase agreement, Crossflo paid Verras $80,288 on December 3, 2008, and the remaining $400,000 is due in four equal installments on the three, six, nine and twelve month anniversaries of the closing date.  This liability is included in accrued expenses on our condensed consolidated balance sheet at February 28, 2009.  On March 1, 2009, Crossflo paid Verras $100,000 pursuant to the agreement.

None of our acquired intangible assets were assigned to research and development assets.  The acquired intangible assets of $307,000 have a weighted-average useful life of approximately 7 years.  The intangible assets that make up that amount include customer relationships of $36,000 (5 year weighted-average useful life), trademarks/names of $110,000 (10 year weighted-average useful life) and technology of $161,000 (5 year weighted-average useful life).

Goodwill in the amount of $196,512 was assigned to Verras.  This amount will be assigned a 15 year life and amortized for income tax purposes.

Proforma Financial Information

Due to the immaterial nature of Verras’ operations, no proforma financial statement information will be presented.

3. Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, goodwill originating from the acquisitions will not be amortized and will be tested for impairment on an annual basis and between annual tests based on certain circumstances.

Purchased intangible assets are being amortized over a period of 9 months to 10 years.  Holocom’s patents are being amortized over a period of 14 to 20 years.

The following table presents details of our other intangible assets:

				Net Carrying Value
	Estimated	Allocated	Accumulated	February 28,
	Life in Years	Value	Amortization	2009

Customer contracts – open orders	0.75	$63,600	$(42,402)	$21,198
Customer relationships	5.00	36,000	(1,800)	34,200
Maintenance agreements	4.00	75,400	(9,426)	65,974
Trademarks/names	10.00	110,000	(2,750)	107,250
Technologies and processes	5.00–8.00	6,093,400	(378,826)	5,714,574
Patents	14.00-20.00	47,801	(8,306)	39,495
		$6,426,201	$(443,510)	$5,982,691

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Goodwill and Other Intangible Assets (continued)

Future amortization is estimated to be as follows:

Year
2009	$224,658
2010	813,840
2011	813,840
2012	813,840
2013	799,693
Thereafter	2,516,820

At May 31, 2008, the intangibles balance of $63,299 related entirely to the net carrying value of Holocom’s patents.

The changes in the carrying amount of goodwill for the period ended February 28, 2009 are as follows (see Note 2):

Balance, June 1, 2008	$-
Goodwill of Crossflo acquired (see Note 2)	1,668,630
Goodwill of Verras acquired (see Note 2)	196,512
Balance, February 28, 2009	$1,865,142

4. Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash and cash equivalents at February 28, 2009 consist of two savings accounts required to be held as collateral for corporate credit card accounts.

At February 28, 2009, Patriot’s short-term investments in the amount of $68,797 consist of accrued interest receivable on our auction rate securities which is receivable semi-annually according to the terms specified in each auction rate security instrument.  This value is reported at cost, which approximates fair market value.

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

The following table represents our financial instruments subject to SFAS No. 157 and the valuation approach applied to each class of security:

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance as of February 28, 2009

Auction rate securities	$—	$—	$10,318,249	$10,318,249

The valuation of these securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by Houlihan Smith & Company, Inc.  As a result of the estimated fair value, we have determined that there is a temporary impairment in the valuation of these securities of $1,331,751.  We have recorded an unrealized loss of $789,116 in accumulated other comprehensive loss at February 28, 2009, which represents the gross valuation adjustment of $1,331,751, net of the related tax benefit of $542,635. These securities are held “available-for-sale” in conformity with SFAS No. 115 and the unrealized loss is included in other comprehensive income in the current period. Due to the uncertainty related to the liquidity in the auction rate security market, we have classified these auction rate securities as long-term assets on the condensed consolidated balance sheets.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type:

(Unaudited)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities	Total
Beginning balance	$—	$—
Transfers in to Level 3	12,900,000	12,900,000
Total realized/unrealized losses:
Included in earnings	—	—
Included in comprehensive income (loss)	(1,331,751)	(1,331,751)
Purchases, issuances and settlements	(1,250,000)	(1,250,000)
Ending balance	$10,318,249	$10,318,249

Total amount of unrealized losses for the nine months ended February 28, 2009 included in other comprehensive income (loss) attributable to the change in fair market value relating to assets still held at the reporting date	$(959,426)	$(959,426)

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. All unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other comprehensive income (loss).

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

6. Accounts Receivable

Trade accounts receivable consisted of the following:

	February 28, 2009	May 31, 2008
PTSC	$-	$26,959
Holocom	662,426	511,541
Crossflo	146,630	-
Total	$809,056	$538,500

No allowance for doubtful accounts was necessary at February 28, 2009 or May 31, 2008.

At February 28, 2009 and May 31, 2008, accounts receivable from our investee PDS was $9,901 and $7,501, respectively.  These balances represent reimbursements we submit to PDS for our legal and related costs incurred in various legal matters of which we are listed as co-defendant with TPL.

7. Notes Receivable

On February 24, 2009, we received a promissory note from Avot for principal of $100,000.  Interest at the rate of 8% accrues on the note until its maturity date of August 24, 2009.  At February 28, 2009, accrued interest on the note is $67.  On March 12, 2009, we entered into a revolving line of credit facility for $500,000 with Avot (see Note 17) which replaced the February 24, 2009 note and for which the February 24, 2009 note served as an initial advance.

On October 28, 2008, we received a promissory note from Verras for principal of $33,000.  Interest in the amount of $154 at the rate of 5% accrued on the note until December 1, 2008 at which time the note principal and accrued interest were deducted from the cash payment at closing of the acquisition of Verras (see Note 2).

At May 31, 2008, the notes receivable balance was $450,115, which consisted of our convertible note of $400,000 with Crossflo of which accrued interest receivable of $115 was recognized during the year ended May 31, 2008 and a $50,000 non-interest bearing note due Holocom from an unrelated third party which purchased a portion of Holocom’s interest in Talis (see Note 12).

8. Inventory

Inventory at February 28, 2009 and May 31, 2008, consisted of Holocom’s raw materials of $415,699 and $245,731, respectively, and finished goods of $566,102 and $142,410, respectively.

Work-in-process at February 28, 2009 consists of $96,442 which represents the excess of recognized revenue over invoices to customers on Crossflo’s current contracts in progress.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

9. Investments in Marketable Securities

The following table summarizes unrealized losses on our investments in marketable securities based on the valuation by Houlihan Smith & Company, Inc. at February 28, 2009:

	As of February 28, 2009
	Cost	Gross Unrealized Losses	Estimated Fair Value
Short-term
Accrued interest - auction rate securities	$68,797	$—	$68,797

Long-term
Auction rate securities	11,650,000	(1,331,751)	10,318,249

Total	$11,718,797	$(1,331,751)	$10,387,046

As of February 28, 2009, we held auction rate securities with a par value totaling approximately $11.7 million that failed to sell at auction.  During December 2008, auction rate securities with a par value of $1,250,000 were redeemed by the issuers at par value. In the event we need to access funds invested in these auction rate securities we would not be able to liquidate these securities until (i) a future auction of these securities is successful, (ii) they are refinanced and redeemed by the issuers, or (iii) a buyer is found outside of the auction process.  The investments consist of student loan auction rate instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (“FFELP”).  These investments are of high credit quality and the AAA credit ratings of the investments have been reaffirmed since February 2009.  These instruments are collateralized in excess of the underlying obligations, are insured by the various state educational agencies, and are guaranteed by the Department of Education as an insurer of last resort.  We have the intent and the ability to hold these investments until the anticipated recovery period.

Due to the uncertainty surrounding the timing of a market recovery, we have classified our auction rate securities as long- term investments in our condensed consolidated balance sheet as of February 28, 2009.  As a result of temporary declines in the fair value of our auction rate securities, which we attribute to liquidity issues rather than credit issues, we have recorded an unrealized loss of $789,116 in other comprehensive loss at February 28, 2009, which represents the gross valuation adjustment of $1,331,751, net of the related tax benefit of $542,635.

We will continue to evaluate the fair value of our investments in auction rate securities each reporting period for a potential other-than-temporary impairment.

During June 2008, we obtained a credit facility from Wedbush Morgan Securities, Inc. (“Wedbush”) for as long as needed, which provides for financing up to 50% of the par value balance of our outstanding auction rate securities. The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee, and when drawn upon will bear interest at the federal funds rate plus 3%.  On October 14, 2008, we borrowed $3,000,000 on the credit facility, the proceeds of which is included in cash and cash equivalents at February 28, 2009 (see Note 13).

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

10. License Agreements

In February 2005, we entered into two separate licensing agreements with one customer for our patent portfolio and Ignite microprocessor technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for maintenance services. Maintenance under the agreement was expected to be provided over a period not to exceed four years; which ended in February 2009. Maintenance revenue recognized during the three months and nine months ended February 28, 2009 and February 29, 2008 was $6,250 and $6,250 and $18,750 and $18,750, respectively. The payment terms of the agreements required aggregate payments of $300,000 at the time of execution, three quarterly payments of $750,000 each on April 1, August 15, and November 15, 2005 and one final payment of $500,000 on February 15, 2006. The $500,000 payment due on February 15, 2006 was paid in March 2006. Total payments received in fiscal 2005 amounted to $1,050,000, and total payments received in fiscal 2006 amounted to $2,000,000. The agreements also provide for the future payment of royalties to us based on sales of product using the Ignite licensed technology. In connection with this license agreement, we became obligated to the co-inventor of the patent portfolio technology for $207,600 pursuant to a July 2004 agreement under which we were obligated to pay a percentage of all patent portfolio licensing proceeds to the co-inventor. The amount due under that license was payable in four installments of $51,900. The co-inventor of the patent portfolio technology filed a lawsuit against us seeking damages and/or enforcement of the July 2004 agreement. We challenged the enforceability of the agreement by counterclaim in that action. On February 14, 2007, a settlement of the litigation was finalized. Terms of the settlement required us to pay $3,400,000 in cash on February 14, 2007 and $3,000,000 on May 1, 2007, which amounted to approximately the debt claimed by the co-inventor to be owed to him under the July 2004 agreement. In addition, the settlement required us to make a donation of $15,000 on February 14, 2007 on behalf of Russell H. Fish III (“Fish”) to Maasai Power and Education Project, Inc., and to pay Fish the equivalent of 4% of 50% of the next $100 million of gross license fees as they are collected by PDS and as distributions are made to us, after excluding the first $20 million collected by PDS after December 1, 2006. Our commitment to make payments to Fish related to such future license revenues was limited to $2 million.  In January 2008, we made the final payment under the Fish settlement agreement.

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

We and TPL each own 50% of the membership interests of PDS, and each of us has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, we and TPL agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. Neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement. PDS has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by the other member on behalf of PDS. During the nine months ended February 28, 2009 and February 29, 2008, PDS paid $2,369,000 and $1,952,000, respectively, to TPL pursuant to this commitment.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

On November 13, 2008, PDS’ management committee resolved to pay TPL 3% of the gross licensing revenue received by PDS for the period June 1, 2008 through May 31, 2009, as reimbursement for certain expenses incurred by TPL in connection with TPL’s activities related to a possible amendment of patent laws in the United States.  The aggregate reimbursement under this resolution shall not exceed $1,000,000 for the period June 1, 2008 through May 31, 2009.  After May 31, 2009, PDS’ management committee will consider the extension of the reimbursement program, but is not committed at this time to extend the program.  From November 2008 to February 28, 2009, PDS paid $571,500 to TPL pursuant to this resolution.

We are accounting for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’ net loss during the three months ended February 28, 2009 of $751,021 as a decrease in our investment and our share of PDS’ net income during the three months ended February 29, 2008 of $11,696,265 as an increase in our investment.  We have recorded our share of PDS’ net income during the nine months ended February 28, 2009 and February 29, 2008 of $6,121,970 and $15,981,763, respectively, as an increase in our investment. Cash distributions received from PDS during the nine months ended February 28, 2009 and February 29, 2008 of $7,648,589 and $16,666,800, respectively, have been recorded as a reduction in our investment. Our investment in PDS is $995,371 at February 28, 2009 and has been recorded as “Investments in Affiliated Companies”.  We have recorded our share of PDS’ net income as “Equity in Earnings of Affiliated Companies” in the accompanying condensed consolidated statements of operations for the nine months ended February 28, 2009 and February 29, 2008.

During the three months ended February 28, 2009 and February 29, 2008, TPL entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $290,000 and $27,918,970, respectively.

During the nine months ended February 28, 2009 and February 29, 2008, TPL entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $19,340,000 and $48,851,970, respectively.

At February 28, 2009, PDS had accounts payable balances of approximately $1,686,700 and $9,900  to TPL and PTSC, respectively.  At May 31, 2008, PDS had accounts payable balances of approximately $3,197,000 and $7,500 to TPL and PTSC, respectively.

PDS’ condensed balance sheets at February 28, 2009 and May 31, 2008 and statements of operations for the three and nine months ended February 28, 2009 and February 29, 2008 are as follows:

Condensed Balance Sheets

ASSETS:
	February 28, 2009	May 31, 2008
Cash and cash equivalents	$3,699,060	$8,260,288
Total assets	$3,699,060	$8,260,288

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

Condensed Statements of Operations

LIABILITIES AND MEMBERS’ EQUITY:

	February 28, 2009	May 31, 2008
Accounts payable and accrued expenses	$1,696,526	$3,204,519
LLC tax payable	11,790	11,790
Members’ equity	1,990,744	5,043,979
Total liabilities and members’ equity	$3,699,060	$8,260,288

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008

Revenues	$290,000	$27,918,970	$19,340,000	$48,851,970
Operating expenses	1,807,244	2,735,261	5,893,877	16,334,021
Operating income (loss)	(1,517,244)	25,183,709	13,446,123	32,517,949
Interest and other income	15,202	64,696	58,580	177,281
Net income (loss)	$(1,502,042)	$25,248,405	$13,504,703	$32,695,230

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

On August 1, 2008, we increased our investment in Talis to 37.4% as a result of purchasing additional shares offered by Talis for $300,000 as well as acquiring shares from minority shareholders for $196,500.  We also acquired all of the Talis shares previously held by Holocom for $100,000 in cash and a reduction on their outstanding line of credit of $219,000, these amounts are eliminated in our condensed consolidated financial statements.  During March 2009, we purchased additional shares offered by Talis (see Note 17).

We are accounting for our investment in Talis under the equity method of accounting.  We have recorded our share of Talis’ net loss of $170,862 and $375,344 during the three and nine months ended February 28, 2009 as a decrease in our investment.  Our investment in Talis on a consolidated basis is $512,779 at February 28, 2009 and has been recorded as “Investments in Affiliated Companies”.  We have recorded our share of Talis’ net loss as “Equity in Earnings of Affiliated Companies” in the accompanying condensed consolidated statement of operations for the nine months ended February 28, 2009.

Due to the immaterial nature of Talis’ operations, no condensed financial statement information will be presented.

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

We reviewed the Series B Preferred Stock Purchase Agreement and related agreements in addition to evaluating our voting rights for our investment in the preferred stock of Avot, and as such we have concluded that we do not have the ability to exercise significant control over Avot.  As a result, we are accounting for our investment in Avot at cost.  Our investment in Avot is $1,300,000 and has been recorded as “Investments in Affiliated Companies” on our condensed consolidated balance sheet at February 28, 2009.

During March 2009, we entered into a revolving loan note with Avot (see Note 17).

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Consolidated Variable Interest Entity (continued)

During July 2008, Holocom obtained a credit facility for up to $300,000 from a third party, at an interest rate based on the Wall Street Journal Prime plus 1% (floating) with a floor of 6%.  The credit facility term extends to May 1, 2009, and is guaranteed by us.  During the quarter ended November 30, 2008, Holocom borrowed $250,000 on the credit facility at an interest rate of 6%.  At February 28, 2009, the balance on the credit facility is $50,000.

Upon initial consolidation of Holocom, we had determined that we were the primary beneficiary of Holocom as we provided the sole source of financial support to Holocom. As a result of our guarantee on the third party credit facility, which we were not contractually required to provide, we maintain a variable interest in Holocom as we are obligated under the guarantee to repay the third party should Holocom default on the credit facility.  At February 28, 2009, the carrying amount of Holocom’s assets and liabilities that we consolidate in accordance with FIN 46 (R) are $1,782,756 and $958,456, respectively.  None of the assets are restricted; however, the holder of the credit facility has secured the assets of Holocom as collateral for the facility.  The third party creditor does not have recourse to our general credit except for our obligation to repay the balance on the facility should Holocom default.  In the event that Holocom cannot obtain financing from third parties, we may have to provide future funding although we are not contractually obligated to do so.

The equity interests of Holocom not owned by us are reported as a minority interest in our February 28, 2009 and May 31, 2008 condensed consolidated balance sheets.  As of May 31, 2007, the noncontrolling interest in Holocom, which we are required to consolidate as we are the primary beneficiary, was reduced to zero due to the initial allocation of losses prior to the period in which we were required to consolidate. If a noncontrolling interest has been reduced to zero, the primary beneficiary must absorb any losses that are in excess of the value of the noncontrolling interest’s equity. From the date in which we were initially required to consolidate Holocom, March 27, 2007, through May 31, 2007 we absorbed $169,913 of Holocom’s losses as we are the primary beneficiary.  For the fiscal year ended May 31, 2008, Holocom  had net income of $285,319 after taxes.  Under the provisions of FIN 46 (R), we are able to recover our absorbed losses before allocating income to the noncontrolling interest.  At May 31, 2008 the minority interest presented in our condensed consolidated financial statements is $115,406, the amount of Holocom’s fiscal 2008 net income after taxes less our absorbed losses during fiscal 2007.

For the nine months ended February 28, 2009, the minority interest was $264,290 which represents the amount of Holocom’s net income after taxes on a consolidated basis.  The minority interest in the income for the nine months is added to the May 31, 2008 balance of $115,406 for a total of $379,696 as presented in our condensed consolidated balance sheet at February 28, 2009.

Prior to initial consolidation, we recognized a $126,746 impairment loss on our investment for the losses of Holocom for the period February 2007 through March 26, 2007.

During the three months ended August 31, 2007, Holocom sold a membership interest in DataSecurus, LLC  (now known as Talis) to an unrelated third party for $100,000 in cash and a $50,000 note receivable due June 1, 2008.  On June 1, 2008, Holocom assigned this note receivable to us (see Note 7) and we agreed to reduce the amount of our line of credit with Holocom by the amount of the note.  On June 26, 2008 we were paid in full by the third party debtor.

Holocom has a 2007 Stock Option Plan that covers its employees, directors, and consultants and provides for the granting of options to acquire up to 460,000 shares of Holocom’s common stock.  The options under this plan are not tied to our common stock and do not have a dilutive effect on our shareholders.  Any option granted under the plan must be exercised within ten years of the date they are granted.  During the nine months ended February 28, 2009, Holocom granted options to purchase 42,500 shares of its common stock  at $0.12 per share under this plan and 59,000 shares have been forfeited/cancelled.  At February 28, 2009, options to purchase 338,000 shares of Holocom’s common stock are outstanding, 142,350 of the outstanding options are exercisable due to vesting provisions within the options.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Consolidated Variable Interest Entity (continued)

The weighted average grant date fair value of Holocom’s options granted during the nine months ended February 28, 2009 was $0.08 per option.

As of February 28, 2009, there was approximately $9,679 of total unrecognized compensation cost related  to employee stock option compensation arrangements.  That cost is expected to be recognized by Holocom on a straight-line basis over the next 28 months.

During the nine months ended February 28, 2009, Holocom recognized $5,129 of employee, consultant and director stock-based compensation expense related to stock options under SFAS No. 123(R).

13. Notes Payable

Short term

On June 18, 2008, we financed a portion of our Directors and Officers insurance premium in the amount of $210,888.  The financed balance includes interest charges of $4,487 at an annual percentage rate of 5.16%.  The note is due on March 1, 2009 and requires monthly payments of $23,432.  The note was paid in full during February 2009.

During the quarter ended November 30, 2008, Holocom borrowed $250,000 on its credit facility with a third party (see Note 12).  The balance on the facility at February 28, 2009 is $50,000.

Long term

On October 14, 2008, we borrowed $3,000,000 on our credit facility with Wedbush, the proceeds of which is included in cash and cash equivalents at February 28, 2009.  The credit facility is limited to $6,450,000 per requirements of The Financial Industry Regulatory Authority (“FINRA”).  The facility is collateralized by the full value of the outstanding auction rate securities, requires no origination fee and bears interest at the federal funds rate plus 3%.  At February 28, 2009, the balance included accrued interest accrued on the credit facility of $25,421 at an approximate rate of 3.25%.

14. Stockholders’ Equity

On October 30, 2008, our shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from 500,000,000 to 600,000,000.

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on certain investments classified as available-for-sale, net of tax, which are excluded from our condensed consolidated statements of operations in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income for the three  and nine months ended February 28, 2009 and February 29, 2008 was as follows:

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

Comprehensive Income (Loss)(continued)

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008

Net income (loss)	$(1,489,347)	$6,292,185	$787,906	$6,746,336
Unrealized holding gains (losses) on investments, net of taxes	41,226	-	(568,499)	-
Total comprehensive income (loss)	$(1,448,121)	$6,292,185	$219,407	$6,746,336

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market.  As part of the program we purchased 5,839,141 and 5,698,821 shares of our common stock at an aggregate cost of $1,095,944 and $3,042,921 during the nine months ended February 28, 2009 and February 29, 2008, respectively.

Equity Transactions

The following table summarizes equity transactions during the nine months ended February 28, 2009:

	Common Stock		Additional	Accumulated
	Shares	Amounts	Paid-in Capital	Deficit	Treasury Stock

Balance June 1, 2008	389,414,915	$4,109	$70,004,814	$(33,763,357)	$(12,723,172)
Non-cash compensation	--	-	324,380	-	-
Repurchase of common stock for treasury	(5,839,141)	-	-	-	(1,095,944)
Exercise of options at $0.05 per share	100,000	1	4,999	-	-
Issuance of stock in connection with acquisition	26,988,455	270	6,581,944	-	-
Dissolution of subsidiary	--	-	6,715	-	-
Tax effect of exercise of options under APB 25	--	-	4,482	-	-
Net income	--	-	-	787,906	-
Balance February 28, 2009	410,664,229	$4,380	$76,927,334	$(32,975,451)	$(13,819,116)

Stock Options and Warrant Activity

On October 30, 2008 our shareholders approved an increase in the number of shares authorized under our 2006 Stock Option Plan from 5,000,000 to 10,000,000.

As of February 28, 2009, we had 100,000 options outstanding pursuant to our 1996 Stock Option Plan exercisable at $0.07 per share expiring in 2009; 849,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.10 to $0.86 per share expiring through 2013; 2,873,000 options outstanding pursuant to our 2003 Stock Option Plan exercisable at a range of $0.10 to $0.40 per share expiring through 2013; and 6,158,000 options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.12 to $0.70 per share expiring through 2014.  Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

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

New employees of Crossflo subsequent to the acquisition date and through February 28, 2009, were granted 190,000 options from our 2006 Stock Option Plan exercisable at $0.13 to $0.22 per share expiring through 2014.  These options are not presently exercisable and are subject to meeting vesting criteria.

In February 2009, we granted 175,000 options from our 2006 Stock Option Plan to our employees exercisable at $0.12 per share expiring through 2014.

Subsequent to February 28, 2009, new employees of Crossflo due to the Vigilys acquisition were granted 165,000 options from our 2006 Stock Option Plan (see Note 17).  Additionally, Crossflo’s March new hires were granted stock options from our 2006 Stock Option Plan subsequent to February 28, 2009 (see Note 17).

During the nine months ended February 28, 2009, we recorded $319,528 of non-cash compensation expense related to vesting of stock options, including $32,533 related to Crossflo and $5,129 related to Holocom.

As of February 28, 2009, we had warrants outstanding to purchase 550,000 common shares at exercise prices ranging from $0.20 to $1.00 per share, expiring at various dates through 2013.  During the nine months ended February 28, 2009, we issued 250,000 warrants to purchase shares of common stock at $0.23 per share to our institutional investor relations firm; the warrants are subject to vesting criteria.  No warrants were exercised and no warrants expired during the nine months ended February 28, 2009.

During the nine months ended February 28, 2009, we recorded $4,852 of non-cash compensation expense related to vesting of warrants.

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

Motions to dismiss or transfer the Northern District of California actions to the Eastern District of Texas were heard on September 19, 2008 by U.S. District Judge Jeremy Fogel and subsequently denied.  As a result, the Texas Actions have been dismissed by Stipulation.  The Northern California cases are in the early discovery phase.  The Court will likely set trial in late 2009 or early 2010.

On December 22, 2008, we announced that Asustek had purchased a MMP Portfolio license, leaving HTC and Acer as the remaining defendants in the above action.

On December 1, 2008, we, TPL and Alliascense, Ltd. were named as defendants in a lawsuit filed in the Northern District of California by Barco, N.V.  The Barco case seeks declaratory relief that its products do not infringe enforceable claims of the '584, '749 and '890 patents.  The Barco case will have the same or similar scheduling order as the Acer and HTC cases.

Deutsche Bank Arbitration

On October 16, 2008, we initiated binding arbitration claims before FINRA against Deutsche Bank  Securities, Inc., and affiliates ("DBSI") based on advisory services provided to us resulting in our purchases of auction rate securities ("ARS") and the failure of the ARS market in February 2008.  We experienced a  loss of liquidity and other damages as a result, and allege DBSI engaged in negligence and nondisclosure in providing us services.  DBSI has answered our claims and an arbitration panel is in the process of being selected.  Document discovery has been initiated.  Some instruments have been repurchased  by the issuers since the claim was filed (see Note 9).

401(k) Plan

Patriot and Crossflo have retirement plans that comply with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plans. Patriot matches 50% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation. Patriot’s participants vest 33% per year over a three year period in their contributions. Patriot’s matching contributions during the nine months ended February 28, 2009 and February 29, 2008 were $10,488 and $6,724, respectively.  Crossflo does not match participant voluntary contributions.

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

We acquired Crossflo in September 2008 and consolidate our wholly-owned subsidiary Crossflo in our consolidated financial statements.  Crossflo  provides data sharing services and products to the public sector.  There is no inter-segment revenue and the accounting policies for segment reporting are the same as for us as a whole.

These reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.

The “all other” category includes the results for Patriot Scientific Corporation.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Segment Information (continued)

Operating segment net revenue, operating loss and income (loss) before taxes for the three and nine months ended February 28, 2009 and February 29, 2008 were as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net revenue:
Holocom	$1,187,128	$784,447	$4,117,152	$2,229,592
Crossflo	216,823	-	475,177	-
All other	6,250	16,837	51,780	38,892
Total net revenue	$1,410,201	$801,284	$4,644,109	$2,268,484

Operating income (loss):
Holocom	$115,839	$(44,376)	$575,981	$(69,418)
Crossflo	(1,037,586)	-	(1,943,642)	-
All other	(721,585)	(1,281,241)	(2,961,223)	(4,660,087)
Total operating loss	(1,643,332)	$(1,325,617)	$(4,328,884)	$(4,729,505)

Income (loss) before taxes:
Holocom	$116,815	$(38,667)	$574,084	$85,381
Crossflo	(1,037,586)	-	(1,942,389)	-
All other	(1,608,583)	10,725,357	3,057,006	12,407,005
Total income (loss) before taxes	$(2,529,354)	$10,686,690	$1,688,701	$12,492,386

Operating segment total assets at February 28, 2009 and February 29, 2008 were as follows:

	February 28, 2009	May 31, 2008
Total assets:
Holocom	$1,782,756	$1,383,941
Crossflo	10,153,967	-
All other	23,182,250	24,047,961
Total assets	$35,118,973	$25,431,902

All Holocom sales were to unaffiliated customers within the United States.  All Crossflo sales were to unaffiliated customers within the United States, with the exception of a hosting arrangement with a customer in Japan.

Accounts receivable concentration information for Holocom as of February 28, 2009 and May 31, 2008  and sales concentration information for the nine months ended February 28, 2009 and February 29, 2008 were as follows:

	Nine months ended February 28, 2009		February 28, 2009	Nine months ended February 29, 2008		May 31, 2008
	Sales	% of sales	% of A/R	Sales	% of sales	% of A/R
Customer A	$1,759,561	42%	9%	$927,647	42%	16%
Customer B	$661,638	16%	8%	$491,576	22%	38%
Customer C	$899,540	22%	37%	----	----	----
Customer D	$155,380	4%	19%	----	----	----
Customer E	$121,830	3%	15%	----	----	----

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Segment Information (continued)

Accounts receivable concentration information for Crossflo as of February 28, 2009 and May 31, 2008  and sales concentration information for the nine months ended February 28, 2009 and February 29, 2008 were as follows:

	Nine months ended February 28, 2009		February 28, 2009	Nine months ended February 29, 2008		May 31, 2008
	Sales	% of sales	% of A/R	Sales	% of sales	% of A/R
Customer A	$248,487	52%	----	----	----	----
Customer C	$81,387	17%	48%	----	----	----
Customer D	$4,650	1%	12%	----	----	----
Customer E	$26,128	6%	15%	----	----	----
Customer F	$17,500	4%	12%	----	----	----

17.  Subsequent Events

During the period March 1, 2009 through April 3, 2009, we purchased 176,890 shares of our common stock at an aggregate cost of $18,220 pursuant to our stock buyback program.

On March 1, 2009, we paid Verras $100,000 pursuant to the asset purchase agreement.

On March 27, 2009, Crossflo acquired the Vigilys™ Tactical Operating System (“Vigilys”) business line from Kratos Defense & Security Solutions, Inc. for total cash consideration of $180,000.  The fair value assigned to the intellectual property associated with the acquisition will be based on an appraisal performed by an independent third party using estimates and assumptions determined by management.

In conjunction with the acquisition of the Vigilys assets, Crossflo has hired the employees of Vigilys to support its product offerings and we issued 165,000 stock options from our 2006 Stock Option Plan with an exercise price of $0.10 to former employees of Vigilys who became Crossflo employees on March 30, 2009 in connection with their employment agreements. These options are not presently exercisable and are subject to meeting vesting criteria.

On March 2, 2009, we issued 40,000 stock options from our 2006 Stock Option Plan with an exercise price of $0.09 to new Crossflo employees.  These options are not presently exercisable and are subject to meeting vesting criteria.

On March 23, 2009, we issued 120,000 stock options from our 2006 Stock Option Plan with an exercise price of $0.08 to a Crossflo employee in connection with the employee’s promotion.  These options are not presently exercisable and are subject to meeting vesting criteria.

On March 5, 2009, we purchased an additional 154,758 units of Talis for $224,399 which brings our ownership share of Talis to 38.2%.

On March 12, 2009, we entered into a revolving loan note with Avot for $500,000.  The note bears interest at a rate of 8% and is due December 12, 2009. The note is secured by the assets presently owned or acquired in the future by Avot.  Upon entering into the revolving loan note, the short term note we received from Avot on February 24, 2009 (see Note 7) was cancelled and the principal amount of $100,000 was classified as an initial advance on the revolving loan note.  Under terms of the note, not more than one request for advances shall be made within a single month.  On March 13, 2009 and April 1, 2009, we advanced $115,000 and $115,000, respectively, to Avot under terms of the note.

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

Crossflo sells software and services to end users primarily through relationships with systems integrators and prime contractors.  Crossflo recognizes revenue in accordance with AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and all related amendments and interpretations.  Crossflo’s revenue is derived primarily from the following sources: (i) software licensing, (ii) related professional services, and (iii) post contract customer support (“PCS”) agreements.  PCS agreements typically include software updates, on a when and if available basis, telephone and internet access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenue for support services is recognized on a straight-line basis over the support period.

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

The majority of Crossflo’s contracts with customers, including systems integrators and prime contractors, are multiple element arrangements which contain professional services that are considered essential to the functionality of the other elements of the arrangement.  Crossflo accounts for revenue on  these arrangements according to the provisions of SOP 81-1,  Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under SOP 81-1, Crossflo recognizes revenue based on progress towards contract completion measured by actual hours incurred in relation to the estimate of total expected hours. Crossflo measures SOP 81-1 revenues by applying the contract-specific estimated percentage of completion to the total contract amount for software and professional services.  Crossflo routinely updates the estimates of future hours for agreements in process and reports any cumulative effects of such adjustments in current operations. Crossflo immediately recognizes any loss expected on these contracts when it is projected that loss is probable.

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

Holocom maintains agreements with stocking distributors. These agreements provide for a limited product warranty for a period of one year from the date of sale to the end user. The warranty does not cover damage to the product after it has been delivered to the distributor. Holocom’s stocking distributor agreements also allow limited rights to periodic stock rotation.  These rotation rights allow for the exchange of a percentage of distributor inventory for replacement products of the distributor’s choosing. At February 28, 2009, Holocom has evaluated the potential for rotated product and has provided for the estimated impact in the accounting records.

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

In November 2005, FASB issued FASB Staff Position (“FSP”) No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FAS 123R-3”).  We have elected to adopt the alternative transition method provided in FAS 123R-3.  The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

Stock-based compensation expense recognized during the period is based on the grant date fair value of the portion of share-based payment awards ultimately expected to vest during the period in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and nine months ended February 28, 2009 and February 29, 2008 of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated pricing term of option grants for the three and nine months ended February 28, 2009 and February 29, 2008 was five years.

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

We have a 37.4% interest in Talis.  We account for our investment using the equity method of accounting pursuant to paragraph 8 of SOP 78-9, Accounting for Investments in Real Estate Ventures (which has applicability to non-Real Estate accounting matters as well) as our membership share of this limited liability company is more than minor.  Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the condensed consolidated statement of operations in the caption “Equity in earnings of affiliated companies”.

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

Results of Operations

Comparison of the Three Months Ended February 28, 2009 and Three Months Ended February 29, 2008.

Consolidated:

	Three Months Ended
	February 28, 2009	February 29, 2008
Revenues:
Product sales and other	$1,193,378	$801,284
License and service revenue	216,823	-
Total revenues	1,410,201	801,284

Cost of sales:
Product sales and other	534,555	345,084
License and service revenue	89,195	-
Amortization of purchased intangibles	223,902	-
Total cost of sales	847,652	345,084
Gross profit	$562,549	$456,200

Segment Results:

	Three months ended
	February 28, 2009		February 29, 2008

Holocom:	Dollars	% of Revenue	Dollars	% of Revenue
Revenues - Product sales and other	$1,187,128	100.0%	$784,447	100.0%
Cost of sales	534,555	45%	345,084	44%
Gross profit	$652,573	55%	$439,363	56%

Crossflo:
License and service revenue	$216,823	100.0%	$-	-
Cost of sales	89,195	41.1%	-	-
Amortization of purchased intangibles	223,902	-	-	-
Gross loss	$(96,274)	-	$-	-

PTSC:
Revenues - Product sales and other	$6,250	100.0%	$16,837	100.0%
Cost of sales	-	-	-	-
Gross profit	$6,250	100.0%	$16,837	100.0%

Holocom

During the three months ended February 28, 2009 and February 29, 2008, we recorded sales amounting to approximately $1,187,000 and $784,000, respectively, by our consolidated variable interest entity, Holocom, with cost of sales amounting to approximately $535,000 and $345,000, respectively. The increase in sales for Holocom during the three months ended February 28, 2009 as compared to the three months ended February 29, 2008 is primarily due to the expansion of Holocom’s distributor network.

Crossflo

We acquired Crossflo on September 1, 2008 and the assets of Verras on December 1, 2008.  Revenue consists of software licenses and related services relating to Crossflo’s CDX data agent product and services provided by Verras to medical facilities utilizing the Sherlock™ software tool.  Cost of sales includes the direct time of Crossflo employees on each project as well as outside contractors. Included in cost of sales is approximately $223,900 of amortization expense on purchased intangible assets.

PTSC

During the three months ended February 28, 2009 and February 29, 2008, we recognized maintenance fee revenues totaling $6,250  and $6,250 in connection with an agreement with AMD Corporation during the 2005 fiscal year. The agreement called for maintenance fees totaling $100,000 connected with a license agreement for our Ignite technology; the license fee revenue is being recognized as revenue evenly over the four year period of the license, which ended in February 2009.

In addition during the three months ended February 29, 2008, we recorded sales of approximately $10,587 from the sale of microprocessor chips that we no longer market. Inventory associated with the sales of these microprocessor chips is carried at zero value.  Our final sales of microprocessor chips occurred during the quarter ended August 31, 2008.

Consolidated

Our revenues increased from approximately $800,000 for the three months ended February 29, 2008 to approximately $1,410,000 for the three months ended February 28, 2009. Our revenue amounts do not include loss of approximately $751,000 and income of approximately $11,696,000, respectively,  from our investment in PDS for the three months ended February 28, 2009 and February 29, 2008, respectively, and a loss of approximately $171,000 from our investment in Talis for the three months ended February 28, 2009.

	Three months ended
	February 28, 2009	February 29, 2008

Research and development	$117,781	$-

Crossflo

Research and development costs consist of Crossflo’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of Crossflo’s software product.  For the three months ended February 28, 2009, approximately $397 of non-cash compensation was recorded in connection with vesting of employee stock options in accordance with SFAS 123(R).

Consolidated:
	Three months ended
	February 28, 2009	February 29, 2008

Selling, general and administrative	$2,088,100	$1,364,077

Segment Results:

	Three months ended
	February 28, 2009	February 29, 2008
Holocom:
Selling, general and administrative	$536,734	$483,739
Crossflo:
Selling, general and administrative	$823,531	$-
PTSC:
Selling, general and administrative	$727,835	$880,338

Holocom

Selling, general and administrative expenses increased from approximately $484,000 for the three months ended February 29, 2008 to approximately $537,000 for the three months ended February 28, 2009.  The increase consisted of approximately $23,000 relating to payroll and related expenses for bonuses granted to employees, approximately $12,000 for meals and internal events, approximately $17,700 for royalty payments under the Earn Out Agreement, and approximately $23,600 for legal expenses.  These increases were offset by a decrease in marketing expenses of approximately $13,500 and travel and related expenses of approximately $8,000.

Crossflo

Selling, general and administrative expenses for the three months ended February 28, 2009 consist of approximately $627,000 of payroll and related expenses for the sales and administrative employees, approximately $32,000 of travel and related expenses for the sales employees, approximately $9,000 for sales commissions, approximately $10,000 for sales consultants, and approximately $40,000 for rent expense.  For the three months ended February 28, 2009, approximately $16,000 of non-cash compensation was recorded in connection with vesting of employee stock options in accordance with SFAS 123(R).

PTSC

Selling, general and administrative expenses decreased from approximately $880,000 for the three months ended February 29, 2008 to approximately $728,000 for the three months ended February 28, 2009.  The decrease consisted of approximately $76,000 in legal and accounting expense, and approximately $21,000 in public and investor relations expenses.  These decreases were offset by increases in payroll and related expenses of approximately $18,000, and approximately $6,000 in travel and related expenses.  For the three months ended February 28, 2009, approximately $37,000 of non-cash compensation was recorded in connection with vesting of employee stock options in accordance with SFAS 123(R) as compared to approximately $62,000 for the three months ended February 29, 2008.

Consolidated

Selling, general and administrative expenses increased from approximately $1,364,000 for the three months ended February 29, 2008 to approximately $2,088,000 for the three months ended February 28, 2009, primarily due to the acquisition of Crossflo.

	Three months ended
	February 28, 2009	February 29, 2008

Settlement and license expense	$-	$417,740

Patriot recorded settlement and license expenses amounting to approximately $418,000 for the three months ended February 29, 2008 relating to royalties payable resulting from an agreement with Fish (see Note 10 to our condensed consolidated financial statements for more information).

Consolidated:

	Three months ended
	February 28, 2009	February 29, 2008
Other income (expense):
Interest and other income	$63,257	$318,284
Loss on sale of assets	-	(2,242)
Interest expense	(27,396)	-
Equity in earnings (loss) of affiliated companies	(921,883)	11,696,265
Total other income (expense), net	$(886,022)	$12,012,307

Segment Results:

	Three months ended
	February 28, 2009	February 29, 2008
Holocom:
Interest and other income	$2,951	$12,084
Interest expense	(1,975)	-
Loss on sale of assets	-	-
Total other income, net	$976	$12,084
Crossflo:
Interest and other income	$-	$-
Interest expense	-	-
Loss on sale of assets	-	-
Total other income, net	$-	$-
PTSC:
Interest and other income	$60,306	$306,200
Interest expense	(25,421)	-
Loss on sale of assets	-	(2,242)
Equity in earnings (loss) of affiliated companies	(921,883)	11,696,265
Total other income (expense), net	$(886,998)	$12,000,223

Consolidated

Our other income and expenses for the three months ended February 28, 2009 included equity in the loss of PDS consisting of net loss after expenses in the amount of approximately $751,000 and our share of loss in Talis consisting of approximately $171,000 after expenses.  For the three months ended February 29, 2008, our other income and expenses included our share of income in PDS of approximately $11,696,000. Our investments in PDS and Talis are accounted for in accordance with the equity method of accounting for investments. Total other income and expense for the three months ended February 28, 2009 amounted to net other expenses of approximately $886,000 compared with net other income of approximately $12,012,000 for the three months ended February 29, 2008. Interest income and other income decreased from approximately $318,000 for the three months ended February 29, 2008 to approximately $63,000 for the three months ended February 28, 2009 due to declines in interest rates for our cash, cash equivalents and short term investment accounts.

During the three months ended February 28, 2009 we recorded a benefit for income taxes of approximately $1,111,000 and during the three months ended February 29, 2008, we recorded a provision for income taxes of approximately $4,395,000 related to federal and California taxes.

We recorded a net loss for the three months ended February 28, 2009 of $1,489,347 compared with net income of $6,292,185 for the three months ended February 29, 2008.

Results of Operations

Comparison of the Nine Months Ended February 28, 2009 and Nine Months Ended February 29, 2008.

Consolidated:

	Nine Months Ended
	February 28, 2009	February 29, 2008
Revenues:
Product sales and other	$4,168,932	$2,268,484
License and service revenue	475,177	-
Total revenues	4,644,109	2,268,484

Cost of sales:
Product sales and other	1,819,172	852,958
License and service revenue	254,335	-
Amortization of purchased intangibles	435,204	-
Total cost of sales	2,508,711	852,958
Gross profit	$2,135,398	$1,415,526

Segment Results:

	Nine months ended
	February 28, 2009		February 29, 2008

Holocom:	Dollars	% of Revenue	Dollars	% of Revenue
Revenues - Product sales and other	$4,117,152	100.0%	$2,229,592	100.0%
Cost of sales	1,819,172	44.2%	852,958	38.3%
Gross profit	$2,297,980	55.8%	$1,376,634	61.7%

Crossflo:
License and service revenue	$475,177	100.0%	$-	-
Cost of sales	254,335	53.5%	-	-
Amortization of purchased intangibles	435,204	-	-	-
Gross loss	$(214,362)	-	$-	-

PTSC:
Revenues - Product sales and other	$51,780	100.0%	$38,892	100.0%
Cost of sales	-	-	-	-
Gross profit	$51,780	100.0%	$38,892	100.0%

Holocom

During the nine months ended February 28, 2009 and February 29, 2008, we recorded sales amounting to approximately $4,117,000 and $2,230,000, respectively, by our consolidated variable interest entity, Holocom, with cost of sales amounting to approximately $1,819,000 and $853,000, respectively. The increase in sales for Holocom during the nine months ended February 28, 2009 as compared to the nine months ended February 29, 2008 is primarily due to the expansion of Holocom’s distributor network and addition of product sales to new customers.

Crossflo

We acquired Crossflo on September 1, 2008 and the assets of Verras on December 1, 2008.  Revenue consists of software licenses and related services relating to Crossflo’s CDX data agent product and services provided by Verras to medical facilities utilizing the Sherlock™ software tool.  Cost of sales includes the direct time of Crossflo employees on each project as well as outside contractors. Included in cost of sales is approximately $435,000 of amortization expense on purchased intangible assets.

PTSC

During the nine months ended February 28, 2009 and February 29, 2008, we recognized maintenance fee revenues totaling approximately $18,750 and $18,750 in connection with an agreement with AMD Corporation during the 2005 fiscal year. The agreement called for maintenance fees totaling $100,000 connected with a license agreement for our Ignite technology; the license fee revenue is being recognized as revenue evenly over the four year period of the license, the four year period ended in February 2009.

In addition during the nine months ended February 28, 2009 and February 29, 2008, we recorded sales of approximately $33,000 and $20,000, respectively, from the sale of microprocessor chips that we no longer market. Inventory associated with the sales of these microprocessor chips is carried at zero value.  Our final sales of microprocessor chips occurred during the quarter ended August 31, 2008.

Consolidated

Our revenues increased from approximately $2,268,000 for the nine months ended February 29, 2008 to approximately $4,644,000 for the nine months ended February 28, 2009. Our revenue amounts do not include income of approximately $6,122,000 and $15,982,000, respectively, from our investment in PDS for the nine months ended February 28, 2009 and February 29, 2008, respectively,  and a loss of approximately $375,000 from our investment in Talis for the nine months ended February 28, 2009.

	Nine months ended
	February 28, 2009	February 29, 2008

Research and development	$269,655	$-

Crossflo

Research and development costs consist of Crossflo’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of Crossflo’s software product.  For the nine months ended February 28, 2009, approximately $770 of non-cash compensation was recorded in connection with vesting of employee stock options in accordance with SFAS 123(R).

Consolidated:

	Nine months ended
	February 28, 2009	February 29, 2008

Selling, general and administrative	$6,194,627	$5,308,631

Segment Results:

	Nine months ended
	February 28, 2009	February 29, 2008
Holocom:
Selling, general and administrative	$1,721,999	$1,446,052
Crossflo:
Selling, general and administrative	$1,459,625	$-
PTSC:
Selling, general and administrative	$3,013,003	$3,862,579

Holocom

Selling, general and administrative expenses increased from approximately $1,446,000 for the nine months ended February 29, 2008 to approximately $1,722,000 for the nine months ended February 28, 2009.  The increase consisted of approximately $160,000 relating to payroll, bonuses and related expenses, approximately $24,000 for meals and internal events, approximately $46,000 for royalty payments under the Earn Out Agreement, approximately $51,000 for legal and professional expenses.  For the nine months ended February 28, 2009, approximately $5,000 of non-cash compensation was recorded in connection with vesting of employee stock options in accordance with SFAS 123(R).  These increases were offset by a decrease in travel and related expenses of approximately $30,000.

Crossflo

We acquired Crossflo on September 1, 2008 and the assets of Verras on December 1, 2008.  Selling, general and administrative expenses for the nine months ended February 28, 2009 consist of approximately $1,062,000 of payroll and related expenses for the sales and administrative employees, approximately $90,000 of travel and related expenses for the sales employees, approximately $20,000 for sales commissions, approximately $46,000 for consultants, and approximately $65,000 for rent expense.  For the nine months ended February 28, 2009, approximately $32,000 of non-cash compensation was recorded in connection with vesting of employee stock options in accordance with SFAS 123(R).

PTSC

Selling, general and administrative expenses decreased from approximately $3,863,000 for the nine months ended February 29, 2008 to approximately $3,013,000 for the nine months ended February 28, 2009.  The decrease consisted of approximately $807,000 in legal and accounting expense, primarily due to a settlement with a former officer of cash and stock in the prior fiscal year, a decrease in general legal matters and capitalization of legal and accounting fees in connection with the Crossflo acquisition, approximately $103,000 in public and investor relations expenses, approximately $17,000 in website expenses and approximately $33,000 in D&O insurance expenses.  These decreases were offset by increases in payroll and related expenses of approximately $274,000 related to officer bonuses, and approximately $15,000 in travel and related expenses.  For the nine months ended February 28, 2009, approximately $287,000 of non-cash compensation was recorded in connection with vesting of employee stock options in accordance with SFAS 123(R) as compared to approximately $408,000 for the nine months ended February 29, 2008.

Consolidated

Selling, general and administrative expenses increased from approximately $5,309,000 for the nine months ended February 29, 2008 to approximately $6,195,000 for the nine months ended February 28, 2009, primarily due to the acquisition of Crossflo.

	Nine months ended
	February 28, 2009	February 29, 2008

Settlement and license expense	$-	$836,400

Patriot recorded settlement and license expenses amounting to approximately $836,000 for the nine months ended February 29, 2008 relating to royalties payable resulting from an agreement with Fish (see Note 8 to our condensed consolidated financial statements for more information).

Consolidated:
	Nine months ended
	February 28, 2009	February 29, 2008
Other income (expense):
Interest and other income	$320,850	$1,093,876
Loss on sale of assets	(1,733)	(3,511)
Interest expense	(48,158)	(237)
Gain on sale of subsidiary interest	-	150,000
Equity in earnings of affiliated companies	5,746,626	15,981,763
Total other income, net	$6,017,585	$17,221,891

Segment Results:
	Nine months ended
	February 28, 2009	February 29, 2008
Holocom:
Interest and other income	$5,919	$23,477
Interest expense	(4,549)	(237)
Gain on sale of subsidiary interest	-	150,000
Total other income, net	$1,370	$173,240
Crossflo:
Interest and other income	$3,003	$-
Interest expense	(17)	-
Loss on sale of assets	(1,733)	-
Total other income, net	$1,253	$-
PTSC:
Interest and other income	$311,928	$1,070,399
Interest expense	(43,592)	-
Loss on sale of assets	-	(3,511)
Equity in earnings of affiliated companies	5,746,626	15,981,763
Total other income, net	$6,014,962	$17,048,651

Consolidated

Our other income and expenses for the nine months ended February 28, 2009 included equity in the earnings of PDS consisting of net income after expenses in the amount of approximately $6,122,000 and our share of loss in Talis consisting of approximately $375,000 after expenses.  For the nine months ended February 29, 2008, our other income and expenses included our share of income in PDS of approximately $15,982,000. Our investments in PDS and Talis are accounted for in accordance with the equity method of accounting for investments. Total other income and expense for the nine months ended February 28, 2009 amounted to net other income of approximately $6,018,000 compared with approximately $17,222,000 for the nine months ended February 29, 2008. Interest income and other income decreased from approximately $1,094,000 for the nine months ended February 29, 2008 to approximately $321,000 for the nine months ended February 28, 2009 due to declines in interest rates for our cash, cash equivalents and short term investment accounts. Holocom recognized $150,000 of other income in connection with the sale of a portion of its interest in Talis.

During the nine months ended February 28, 2009 and February 29, 2008, we recorded a provision for income taxes of approximately $637,000 and $5,746,000, respectively, related to federal and California taxes.

We recorded net income for the nine months ended February 28, 2009 of $787,906 compared with net income of $6,746,336 for the nine months ended February 29, 2008. The reason for our decline in net income as compared with the prior period is due to the decline in our share of income from PDS.

Liquidity and Capital Resources

Liquidity

Our cash and short-term investment balances increased from approximately $6,722,000 as of May 31, 2008  to approximately $7,108,000 as of February 28, 2009. We also have restricted cash balances amounting to approximately $51,000 as of May 31, 2008 and approximately $52,000 as of February 28, 2009. Total current assets increased from approximately $9,851,000 as of May 31, 2008 to approximately $10,202,000  as of February 28, 2009. Total current liabilities amounted to approximately $930,000 and approximately $2,366,000 as of May 31, 2008 and February 28, 2009, respectively. The change in our current position as of February 28, 2009 as compared with May 31, 2008 results in part from our receipt of approximately $7,649,000 in distributions from PDS, recording a liability for income taxes of approximately $1,027,000  and a decrease in our deferred tax assets of approximately $560,000.

During June 2008, we obtained a credit facility for as long as needed, which provides for financing up to 50% of the par value balance of our outstanding auction rate securities. The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee, and when drawn upon will bear interest at the federal funds rate plus 3%.  On October 14, 2008, we borrowed $3,000,000 on the credit facility.  The amount we can borrow against our collateral, currently $6,450,000, is limited by FINRA (see Note 13).

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

Cash Flows From Operating Activities

Cash used in operating activities for the nine months ended February 28, 2009 was approximately $5,263,000 as compared with cash used in operating activities for the nine months ended February 29, 2008 of approximately $13,777,000. The principal components of the current period amount were: net income of approximately $788,000 and a change in income taxes payable of approximately $1,027,000.  These increases were offset by: equity in earnings of affiliates of approximately $5,747,000, change in deferred taxes of approximately $1,762,000 and changes in accounts receivable and inventory of approximately $145,000 and $594,000, respectively.

Cash Flows From Investing Activities

Cash provided by investing activities was approximately $4,130,000 and $5,519,000 for the nine months ended February 28, 2009 and February 29, 2008, respectively. The decrease was primarily due to a decrease in distributions received from PDS for the nine months ended February 28, 2009.  Cash used during the nine months ended February 28, 2009 included approximately $668,000 in purchases of Crossflo and Avot convertible notes, approximately $1,050,000 in purchases of Avot preferred stock, approximately $497,000 in purchases of Talis membership units and approximately $2,578,000 in the acquisition of Crossflo and approximately $499,000 in the acquisition of the assets of Verras.

Cash Flows From Financing Activities

Cash provided by financing activities for the nine months ended February 28, 2009 was approximately $1,747,000 as compared to cash used in financing activities of approximately $5,786,000 for the nine months ended February 29, 2008.   For the nine months ended February 28, 2009, cash of approximately $1,096,000 was used to purchase common stock for treasury and cash of approximately $416,000 was used to pay notes payable.  Cash received from financing activities during the nine months ended February 28, 2009 consisted of $3,000,000 received on our line of credit and $250,000 received by Holocom on their line of credit facility.

Capital Resources

Our current position as of February 28, 2009 is expected to provide the funds necessary to support our operations through at least the next twelve months.

Contractual Obligations and Commitments

A summary of our outstanding contractual obligations at February 28, 2009 is as follows:

Contractual Cash Obligations	Total Amounts Committed	1-3 Years	3-6 Years

Operating leases - facilities	$500,766	$491,727	$9,039
Repayments of short term debt	$50,000	$50,000	$-
Repayments of long term debt	$3,025,421	$-	$3,025,421
Retention bonus payments to former Crossflo employees	$230,000	$230,000	$-
Payments to Verras for asset acquisition	$400,000	$400,000	$-

Our line of credit facility with a current balance of $3,000,000 does not have a specified maturity date and terms of the agreement state the credit facility is available to us “as long as needed” subject to the collateral value of our ARS.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements.  The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.  Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements.  The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB FSP 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the fiscal year beginning June 1, 2009.  On June 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities.  The adoption did not have a material effect on our results of operations and financial position.  We are in the process of evaluating the impact of adoption of SFAS No. 157 for nonfinancial assets and liabilities, but do not anticipate that the adoption will have a material impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement is effective for financial statements issues for fiscal years and interim periods beginning after November 15, 2008.  We expect to adopt SFAS No. 161 on June 1, 2009. We are currently assessing the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present in Conformity With GAAP, SFAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of  Present Fairly in Conformity with GAAP, and is not expected to have any impact on our consolidated financial statements.

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

In December 2008, the FASB issued FSP No. FAS 140-4  and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP will require additional disclosures about transfers of financial assets and involvement with variable interest entities. The FSPs are effective for all reporting periods ending after December 15, 2008.  The adoption of this standard as of December 15, 2008 did not have a material impact on our consolidated financial statements.

Risk Factors

We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock. We believe the following to be our most significant risk factors as of the date this report is being filed. The risks and uncertainties described below are not the only ones we face.  Please refer to our risk factors contained in our Form 10-K for the year ended May 31, 2008 for additional factors.

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

During the quarter ended February 29, 2008, we were named as co-defendants in three separate lawsuits regarding the MMP Portfolio. These actions have been dismissed by Stipulation. On December 1, 2008 we were named as co-defendants in a lawsuit regarding the MMP Portfolio.  See footnote 15 to our condensed consolidated financial statements and Part II, Item 1. Legal Proceedings in this Report on Form 10-Q.

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

A Significant Portion Of Our Investments Are Currently Illiquid Which May Impact Our Acquisition Strategy And/Or Operating Results

Our long-term investment in marketable securities balance consists of auction rate securities with a par value of approximately $11.7 million, which at present are highly illiquid. In the event we need immediate access to these funds, we will not be able to sell these investments at par value. These instruments are expected to remain illiquid until a future auction of these investments is successful, buyers are found outside of the auction process, or they are redeemed by the issuing agencies. We have partially offset the consequences of this illiquidity by securing a line of credit collateralized by the auction rates securities, however the amount we can borrow against our collateral is limited by the Financial Industry Regulatory Authority (“FINRA”) . In the event these securities are deemed to be permanently impaired, we will be required to take a charge to operations in recognition of this impairment.

The Market For Our Stock Is Subject To Rules Relating To Low-Priced Stock (“Penny Stock”) Which May Limit Our Ability To Raise Capital

Our common stock is currently listed for trading in the FINRA Over-The-Counter Bulletin (“OTC”) Board Market and is subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Exchange Act. In general, the penny stock rules apply to non-NASDAQ or non-national stock exchange companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” on behalf of persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document, quote information, broker’s commission information and rights and remedies available to investors in penny stocks. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules, and as a result, the number of broker-dealers willing to act as market makers in such securities is limited. The “penny stock rules,” therefore, may have an adverse impact on the market for our common stock and may affect our ability to raise additional capital if we decide to do so.

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

Auction Rate Securities

Our exposure to market risk for changes in interest rates relates primarily to our auction rate securities.  During the quarter ended February 29, 2008, investment banks were reporting an inability to successfully obtain subscribers for high credit quality auction rate securities.  As of February 28, 2009, we held such auction rate securities with a par value totaling $11.7 million that failed to sell at auction. During December 2008, auction rate securities with a par value of $1,250,000 were redeemed by the issuers at par value. In the event we need to access funds invested in these auction rate securities we will not be able to liquidate these securities until a future auction of these securities is successful, they are refinanced and redeemed by the issuers, or a buyer is found outside of the auction process.  The investments consist of student loan auction rate instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (“FFELP”).  These investments are of high credit quality and the AAA credit ratings of the investments have been reaffirmed since February 2009.  These instruments are collateralized in excess of the underlying obligations, are insured by the various state educational agencies, and are guaranteed by the Department of Education as an insurer of last resort.

At February 28, 2009, the fair value of our auction rate securities was estimated at $10.3 million based on a valuation by Houlihan Smith & Company, Inc.  We recorded the net temporary valuation adjustment of $789,116 in other comprehensive income, which represents the gross valuation adjustment of $1,331,751, net of the related tax benefit of $542,635.  We have concluded that the unrealized losses on these investments are temporary because (i) we believe that the decline in market value and absence of liquidity that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) we have the intent and ability to hold these investments until a recovery in market value occurs.  Since this valuation adjustment is deemed to be temporary, it did not affect our earnings for the three and nine months ended February 28, 2009.

We are not currently able to predict how long these investments will remain illiquid, and as such, they have been classified as long-term investments in marketable securities in the accompanying consolidated balance sheet at February 28, 2009.

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

Item 4. Controls and Procedures

Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of February 28, 2009, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our report filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of February 28, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Motions to dismiss or transfer the Northern District of California actions to the Eastern District of Texas were heard on September 19, 2008 by U.S. District Judge Jeremy Fogel and subsequently denied.  As a result, the Texas Actions have been dismissed by Stipulation.  The Northern California cases are in the early discovery phase.  The Court will likely set trial in late 2009 or early 2010.

On December 22, 2008, we announced that Asustek had purchased a MMP Portfolio license, leaving HTC and Acer as the remaining defendants in the above action.

On December 1, 2008, we, TPL and Alliascense, Ltd. were named as defendants in a lawsuit filed in the Northern District of California by Barco, N.V.  The Barco case seeks declaratory relief that its products do not infringe enforceable claims of the '584, '749 and '890 patents.  The Barco case will have the same or similar scheduling order as the Acer and HTC cases.

Deutsche Bank Arbitration

On October 16, 2008, we initiated binding arbitration claims before FINRA against Deutsche Bank  Securities, Inc., and affiliates ("DBSI") based on advisory services provided to us resulting in our purchases of auction rate securities ("ARS") and the failure of the ARS market in February 2008.  We experienced a  loss of liquidity and other damages as a result, and allege DBSI engaged in negligence and nondisclosure in providing us services.  DBSI has answered our claims and an arbitration panel is in the process of being selected.  Document discovery has been initiated.  Some instruments have been repurchased  by the issuers since the claim was filed (see Note 9).

Item 1A. Risk Factors

Please see Part I, Item 2, above, for our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2006, our Board of Directors authorized a stock repurchase program.  We commenced the program in July 2006 and plan to repurchase outstanding shares of our common stock on the open market from time to time.  As part of the program, we purchased 5,839,141 shares of our common stock at an aggregate cost of $1,095,994 during the nine months ended February 28, 2009.

Following is a summary of all repurchases by us of our common stock during the three month period ended February 28, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs

December 1 – 31, 2008	200,000	$0.13	200,000
January 1 – 31, 2009	250,750	$0.13	250,750
February 1 – 28, 2009	69,415	$0.11	69,415
Total	520,165	$0.13	520,165

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

3.3.4*	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on May 6, 2002
3.3.5
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on October 16, 2003, incorporated by reference to Exhibit 3.3.5 to Registration Statement on Form SB-2 filed May 21, 2004 (Commission file No. 333-115752)

3.3.6*	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 29, 2005
3.3.7*	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 14, 2005
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

DATED: April 9, 2009	PATRIOT SCIENTIFIC CORPORATION /S/ FREDERICK C. GOERNER Frederick C. Goerner Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ FREDERICK C. GOERNER Frederick C. Goerner	President and Chief Executive Officer	April 9, 2009
/S/ CLIFFORD L. FLOWERS Clifford L. Flowers	Chief Financial Officer and Principal Accounting Officer	April 9, 2009
/S/ CARLTON M. JOHNSON Carlton M. Johnson	Director	April 9, 2009
/S/ GLORIA H. FELCYN Gloria H. Felcyn	Director	April 9, 2009
/S/ HELMUT FALK, JR. Helmut Falk, Jr.	Director	April 9, 2009
/S/ HARRY L. TREDENNICK Harry L. Tredennick	Director	April 9, 2009
/S/ DONALD E. SCHROCK Donald E. Schrock	Director	April 9, 2009