Form 10-K
period 2009-05-31
PATRIOT SCIENTIFIC CORP
filed 2009-08-14
CIK 836564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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

Common Stock, $.00001 par value
___________________
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [_]  NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [_]  NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X]  NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [_]	Accelerated filer [X]	Non-accelerated filer [_] (do not check if smaller reporting company)

   Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_]  NO [X]

Approximate aggregate market value of the registrant’s common stock held by non-affiliates on November 30, 2008 was $52,728,702 based on a closing price of $0.13 as reported on the OTC Electronic Bulletin Board system.

On July 31, 2009, 410,304,054 shares of common stock, par value $.00001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including all documents incorporated by reference herein, includes certain statements constituting “forward-looking” statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, including statements concerning our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results and prospects, and we rely on the “safe harbor” provisions in those laws. We are including this statement for the express purpose of availing ourselves of the protections of such safe harbors with respect to all such forward-looking statements. The forward-looking statements in this report reflect our current views with respect to future events and financial performance.  In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “estimates,” “may,” “could,” “should,” “would,” “will,” “shall,” “propose,” “continue,” “predict,” “plan” and similar expressions are generally intended to identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Any forward-looking statement is not a guarantee of future performance.

These forward-looking statements are subject to certain risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to:

-	the uncertainty of the effect of pending legislation
-	the uncertainty of patent and proprietary rights
-	uncertainty as to royalty payments and indemnification risks
-	trading risks of low-priced stocks
-
and those other risks and uncertainties discussed herein and in our other Securities and Exchange Commission filings that could cause our actual results to differ materially from our historical results or those we anticipate.

See “Item 1A. Risk Factors.”  You should read this report completely with the understanding that our actual results may differ materially from what we expect.  Unless required by law, we undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.  BUSINESS

The Company

Patriot Scientific Corporation (the “Company”, “PTSC”, “we”, “us”, or “our”) has developed a number of innovative technologies throughout our 20-year history.  Today we pursue two distinct technology enabled business strategies.  First, we are an intellectual-property licensing company with several patents (described below) covering the design of microprocessor chips. Chips with our patented technology are used throughout the world in products ranging from computers and cameras to printers, automobiles and industrial devices.  Secondly, through businesses and technologies that we’ve acquired during the past year, we are also providers of data sharing and secure data solutions to meet the demands of an increasingly connected world.  Our integrated core intelligence solution is targeted to address the critical data/information sharing needs of the healthcare industry, the Department of Homeland Security, the Department of Justice, and federal, state, and local public safety and law enforcement agencies.

We pursue the commercialization of our patented microprocessor technologies through broad and open licensing and by litigating against those who may be infringing on our patents. With the proceeds generated by the licensing of our patent portfolio, we are undertaking to make investments in technologies, and acquisitions of companies, operating in the electronics technology market sector.  To date these investments have included full merger and acquisition (“M&A”) and minority investments in early-stage technology companies.

Our business address is 6183 Paseo del Norte, Suite 180, Carlsbad, California 92011; our main telephone number is (760) 547-2700. Our internet website page is located at http://www.ptsc.com. All of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our internet website.

PTSC is a corporation organized under Delaware law on March 24, 1992, and is the successor by merger to Patriot Financial Corporation, a Colorado corporation, incorporated on June 10, 1987. In June 2005, we entered into a joint venture agreement with Technology Properties Limited, Inc. (“TPL”) to form Phoenix Digital Solutions, LLC (“PDS”). During February 2007, we acquired the preferred stock of Holocom, Inc. (formerly known as Scripps Secured Data, Inc.) (“Holocom”) a company located in San Diego, California that develops and manufactures network-security hardware to government, military, and other high-security facilities.  During May 2008, we acquired a minority ownership interest in Talis Data Systems, LLC (“Talis”), a Delaware LLC that produces multi-domain computer networking hardware.  In September 2008, we acquired Patriot Data Solutions Group, Inc. formerly known as Crossflo Systems, Inc. (“PDSG”) our wholly-owned subsidiary engaged in data-sharing services and products primarily in the public safety/government sector.  During the fiscal year 2009, we acquired preferred shares of Avot Media, Inc. (“Avot”) an innovator of video transcoding and near real-time streaming to web-enabled mobile devices.

PDSG is a segment of our business, and Holocom was a segment of our business until April 30, 2009.  Refer to the Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K for more information as well as footnote 18 to our consolidated financial statements for more information regarding these segments.

Our Technology

General Background. Throughout our history, we have developed a number of innovative technologies for a variety of industries. We’re best known for our microprocessors, including the ShBoom, Ignite, and PSC-1000 families of chips, and for the Moore Microprocessor Patent (MMP) portfolio of intellectual property surrounding them. These chips and their underlying innovations were created through a combination of in-house development and acquired technology.

Industry Background. The global semiconductor (or silicon “chip”) market has many segments and categories. The best-known - and most profitable - of these is the microprocessor segment. Microprocessor chips are the “brains” of most electronic and electrical devices throughout the world. Although microprocessors are often closely associated with personal computers (“PCs”), PCs account for only about 2% of the microprocessor chips made and sold every year. The vast majority of microprocessors are used in everyday items like automobiles, digital cameras, cell phones, video game players, data networks, industrial flow-control valves, sensors, medical devices, weapons, home appliances, robots, security systems, televisions, and much more. These “embedded microprocessors” (so called because they’re embedded into another product) are far more ubiquitous than the chips inside personal computers. This is the market that our technology serves.

Patent Description. Over the years we’ve developed a number of innovative technologies that have been embodied in our own products and, through licensing, into other companies’ products. Many of these patented technologies are available under the MMP portfolio. The MMP portfolio includes several U.S. patents as well as their European and Japanese counterparts. Some highlights of the patent portfolio are:

•
US 5,809,336 (the “336 patent”).  The ’336 patent covers an early and seminal approach to making microprocessor chips go faster. It allows the “core” of the microprocessor to run at a different speed (usually faster) than the rest of the chip. There are many advantages to this, including higher performance, lower power consumption, and simpler manufacturing.

•
US 5,784,584 (the “584” patent”).  The ’584 patent covers an important method for a microprocessor chip to fetch multiple instructions at once. Like speed reading, multiple-instruction fetch allows a chip to get more done in less time - a valuable technique.

•
US 6,598,148 (the “148” patent). The ’148 patent describes on-chip oscillators (clocks) and covers multi-core and multi-processor implementations - important factors in today’s high-end microprocessor chips.

Our Partners and Affiliates

Phoenix Digital Solutions, LLC. On June 7, 2005, we entered into a Master Agreement (the “Master Agreement”) with Technology Properties Limited, Inc. (“TPL”), and Charles H. Moore, an individual (“Moore” and together with us and TPL, the “Parties”). We, TPL and Moore were parties to certain lawsuits filed by us alleging infringement (the “Infringement Litigation”) of the seven U.S. patents issued dating back to 1989 on our microprocessor technology (the “Microprocessor Patents”) and a lawsuit also filed by us alleging claims for declaratory judgment for determination and correction of inventorship of the Microprocessor Patents (the “Inventorship Litigation”). The transactions described in the Master Agreement and related agreements (the “Transactions”) included the settlement or dismissal of the Inventorship Litigation.

Pursuant to the Master Agreement we agreed with TPL and Moore as follows:

•	We entered into a patent license agreement (the “Intel License”) with Intel Corporation (“Intel”) pursuant to which we licensed certain rights in the Microprocessor Patents to Intel.

•
We entered into an Escrow Agreement along with TPL (the “Escrow Agreement”) pursuant to which the proceeds arising from the Intel License were allocated for the benefit of us and TPL. Pursuant to the Escrow Agreement, the proceeds were allocable equally to PTSC and TPL.  Accordingly, when the initial capitalization obligations of PTSC and those of TPL with regard to PDS (defined below) were satisfied, and when our payment obligations and those of TPL with regard to the Rights Holders (defined below) were made, we received $6,672,349, and the remaining proceeds were allocated to or for the benefit of TPL.

•	We caused certain of our respective interests in the Microprocessor Patents to be licensed to PDS, a limited liability company owned 50% by us and 50% by TPL.

•	PDS engaged TPL to commercialize the Microprocessor Patents pursuant to a Commercialization Agreement among PDS, TPL and us (the “Commercialization Agreement”).

•
We paid $1,327,651 and TPL paid $1,000,000 to certain holders of rights in the Microprocessor Patents (“Rights Holders”) in exchange for the release of such Rights Holders in connection with the Transactions.

•	We agreed with TPL and Moore to settle or cause to be dismissed all litigation involving the Microprocessor Patents, pursuant to a stipulated final judgment, including the Inventorship Litigation.

•
We issued warrants to TPL to acquire shares of our common stock, $0.00001 par value “Common Stock”). 1,400,000 warrants were exercisable upon issue; 700,000 warrants became exercisable when our Common Stock traded at $0.50 per share; an additional 700,000 warrants became exercisable when our Common Stock traded at $0.75 per share; and an additional 700,000 warrants became exercisable when our Common Stock traded at $1.00 per share, all such vesting having been achieved as of the date of this filing.

•
We agreed with TPL and Moore to indemnify each other for, among other things, any inaccuracy or misrepresentation in any representation or warranty contained in the Master Agreement, any breach of the Master Agreement, certain liabilities relating to the respective interests of each of us in the Microprocessor Patents and the Transactions, and certain tax liabilities.

Pursuant to the Commercialization Agreement, PDS granted to TPL the exclusive right to grant licenses and sub-licenses of the Microprocessor Patents and to pursue claims against violators of the Microprocessor Patents, in each case, on behalf of PDS, us, TPL and Moore, and TPL agreed to use reasonable best efforts to commercialize the Microprocessor Patents in accordance with a mutually agreed business plan. Pursuant to the Commercialization Agreement, PDS agreed to reimburse TPL’s expenses incurred in connection with the commercialization of the Microprocessor Patents. All proceeds generated by TPL in connection with the commercialization of the Microprocessor Patents are paid directly to PDS.  From the inception of the Commercialization Agreement to May 31, 2009, license revenues to PDS totaled $259,554,380.

Pursuant to the Master Agreement, we and TPL have entered into the Limited Liability Company Operating Agreement of PDS (“LLC Agreement”). We and TPL each own 50% of the membership interests of PDS, and each have the right to appoint one member of the three (3) member management committee. The two (2) appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, we and TPL must each contribute to the working capital of PDS (in addition to the Microprocessor Patent licenses described above), and are obligated to make future contributions in equal amounts in order to maintain a working capital fund. The LLC Agreement provides that PDS shall indemnify its members, managers, officers and employees, to the fullest extent permitted by applicable law, for any liabilities incurred as a result of their involvement with PDS, if the person seeking indemnification acted in good faith and in a manner reasonably believed to be in the best interest of PDS.

Holocom, Inc. (formerly known as Scripps Secured Data, Inc). On March 27, 2007, we entered into a revolving line of credit with Holocom, a company that manufactures products that protect information and data transmitted over secured networks. Previously, we maintained an unconsolidated equity investment in Holocom. We determined that the line of credit transaction caused us to become the primary beneficiary under the Financial Accounting Standards Board’s (“FASB”) guidance in Interpretation No. 46 as amended (“FIN46(R)”), Consolidation of Variable Interest Entities. Under FIN46(R) we are required to consolidate variable interest entities for which we are deemed to be the primary beneficiary.  On August 29, 2008 Holocom paid us $75,000, the remaining balance due on the line of credit and provided us notice effectively terminating the line of credit on August 29, 2008.

During July 2008, Holocom obtained a credit facility for up to $300,000 from a third party, the credit facility term extended to May 1, 2009, and was guaranteed by us.  As a result of our guarantee on the third party credit facility, we maintained a variable interest in Holocom.  Upon expiration of the credit facility on May 1, 2009 we deconsolidated Holocom as we are no longer deemed to be the primary beneficiary.

Holocom was an operating segment of our business for the periods in which we were required to consolidate (March 27, 2007 through April 30, 2009). Refer to footnote 18 of our consolidated financial statements for disclosures about this operating segment.

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

Throughout fiscal 2009, we increased our investment in Talis to 38.9% as a result of purchasing additional membership units offered by Talis, as well as acquiring membership units from minority members which included the acquisition of all Talis membership units previously held by Holocom. The acquisition of Talis membership units previously owned by Holocom was made for $100,000 in cash and a reduction on their outstanding line of credit of $219,000.

Avot Media, Inc.  Avot is an innovator of video transcoding and near real-time streaming to web-enabled mobile devices.  During the quarter ended August 31, 2008, we invested an aggregate of $1,300,000, including conversion of a note receivable in the amount of $250,000, to obtain 14,444,444 shares of Series B preferred stock issued by Avot, representing 53.3% of the Series B preferred stock and 37.1% of all Avot’s preferred shares issued and outstanding.  On March 12, 2009, we entered into a secured revolving loan note with Avot for $500,000.  The note bears interest at a rate of 8% and is due December 12, 2009.

Licenses, Patents, Trade Secrets and Other Proprietary Rights

We rely on a combination of patents, copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect our proprietary technologies. Our policy is to seek the issuance of patents that we consider important to our business to protect inventions and technology that support our microprocessor technology and other lines of business.

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

In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is becoming increasingly important to compete effectively in the semiconductor industry. It may become necessary or desirable in the future for us to obtain patent and technology licenses from other companies relating to technology that may be employed in future products or processes. To date, we have not received notices of claimed infringement of patents based on our existing processes or products but, due to the nature of the industry, we may receive such claims in the future.

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

In November, 2004, we filed a patent application for “Remote Power Charging of Electronic Devices” with assignment to Patriot Scientific Corporation.

During fiscal 2009, we finalized an agreement with NuPower Semiconductor whereby we will become co-assignees of a total of seven U.S. patents (currently five are issued and two have notices of allowance) related to power management for microprocessor based systems.  The assignment will be final in fiscal 2010 with the United States Patent and Trademark Office (“USPTO”) following the final issuance of the remaining two patents.

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

Research and Development

During fiscal year 2009, we incurred $510,848 of research and development expenses related to PDSG technologies.  We did not incur research and development expenditures for the fiscal years ended May 31, 2008 and 2007.

Products and Services

The following technologies comprise the PDSG family of products:

Crossflo DataExchange® Our technology, Crossflo DataExchange® (“CDX”), was developed to exchange data between a customer’s application or database and an XML schema such as NIEM, Universal Core (U-CORE), CAP, GJXDM, or HL7. CDX can use any XML schema or even create a new schema specific to a customer’s needs. Whether the system is a source of data, a target for data, or both, it is “mapped” to the designated XML schema, and the subsequent exchange of data follows this common schema. This loosely coupled approach is easy to implement and maintain and can be accomplished with personnel who are not IT experts. Data exchange can begin in a matter of days or weeks, versus the months or even years that may be required using other solutions. Of particular significance is that this approach makes sharing data invisible to the end users by eliminating operational change and disturbance while utilizing existing infrastructure.

CDX is accessed via a web-based interface used to define publications (sources) and subscriptions (targets), and includes a powerful data-transformation mapper. The mapper offers an intuitive "drag and drop" interface, a rich set of transformation objects, and the ability to connect to web services. It also possesses powerful features for exporting data in the appropriate form to be used immediately by other applications including Geospatial Information System (GIS) programs, intelligence analysis programs, emergency management applications, and case management systems. Further, CDX handles complex schema constructs such as associations, substitutions, and XSD:any with ease. CDX supports federated, scheduled, and triggered message exchanges.

CDX was designed and built using the latest standards-based technologies resulting in flexibility and cost savings. For example, because our software is written in JAVA/J2EE, it runs on virtually any platform and operating system. It incorporates Service Oriented Architecture and Web Services so it is easy to access and modify. CDX eliminates the need to make any changes to existing applications, procedures, and databases. Designed and developed in the US by US citizens with deep and targeted domain expertise, strong security measures have been integrated into the technology.

Information exchanges utilizing CDX can easily be implemented in a staged manner in virtually any environment regardless of future technological or infrastructure unknowns, enabling quick and early wins to build confidence and momentum. CDX provides a rapidly deployable, scalable, effective, and affordable means to enable the immediate sharing, integration, and/or aggregation of appropriate data assets across virtually all enterprises, platforms, vendors, and locations. In addition, CDX is compatible with other middleware products and can be implemented using an existing customer-provided Enterprise Service Bus (ESB).

CQI Improvement Suite.  Formerly known as Iameter, the CQI Improvement Suite provides a healthcare software program for hospitals and physician groups to assess the quality of care delivery against state and federal healthcare standards to help them realize quality improvements and reduced costs.  The CQI Improvement Suite uses a software tool called Sherlock™ to analyze multiple levels of data for all inpatient diagnoses and procedures as well as outpatient surgery and delivers conclusions in easily interpreted graphical output.  Designated hospital personnel are then trained to investigate the sources of clinical variations and potential inefficiencies using this data-mining tool.

Vigilys Commander™, Vigilys Mobile™. Vigilys is a Tactical Operations System that bridges the information gap among field personnel and the operations center. Critical decisions impacting loss of life and property damage are made in the field during the first minutes of an incident. It is imperative for comprehensive, immediate, actionable, and relevant information to be delivered to and from the field during that critical time period for better decision-making, resource allocation and mission execution. Vigilys orchestrates and delivers real-time, incident-specific information graphically during those first few minutes, and as an incident unfolds, for improved situational awareness and response. Through its service oriented architecture and automated business processes, Vigilys presents information in a geospatial Tactical Common Operating Picture (“TCOP”), and provides tactical tools for dynamic updates. As the TCOP is updated, this information is shared in real-time among authorized users for collaboration and resource management. The TCOP provides a visualization layer of the incident action plan based on inputs from field responders as well as from data collected from CDX. Vigilys can deliver the TCOP to authorized users via a web browser, and on touch screen enabled mobile or laptop computers. This combination of data mediation and real-time, map-based display provides a new level of situational awareness to first responders and emergency managers.

Sales and Marketing

During the fiscal year ended May 31, 2009, we sold the remainder of our microprocessor chip inventory.  We did not actively market the microprocessor chips in our Ignite product line. All of our sales for fiscal years ended May 31, 2009, 2008 and 2007 were to domestic customers with the exception of PDSG which has a CDX hosting arrangement with a customer in Japan.

PDSG markets its products and services to domestic federal and state governmental agencies and healthcare organizations through direct contracts and via partnerships with prime contractors.  During fiscal year 2009, PDSG was awarded a United States General Services Administration Schedule Information Technology contract to offer selected products and services including its CDX software solution.

All of our operating assets are located within the United States. While sales to certain geographic areas generally vary from year to year, we do not expect that changes in the geographic composition of sales will materially affect our operations.

Dependence Upon Single Customers

Ten percent (10%) or more of our consolidated product sales were derived from shipments to the following Holocom customers for the fiscal years ended May 31 as follows:

	2009	2008	2007
Customer A	$1,907,499	$1,354,494	$461,494
Customer B	$706,553	$889,724	-
Customer C	-	$370,301	-
Customer D	$1,091,467	-	-

We had no backlog orders as of May 31, 2009, 2008 or 2007.

Most of our net income for the years ended May 31, 2009, 2008 and 2007, was attributable to our equity in the earnings of our unconsolidated affiliate, PDS.

Government Regulation and Environmental Compliance

We believe our products are not subject to regulation by any federal, state or local agencies that would materially affect the manufacture, sale or use of our products, other than occupational health and safety laws and labor laws which are generally applicable to most companies. We do not know what sort of regulations of this type may be imposed in the future, but we do not anticipate any unusual difficulties in complying with governmental regulations which may be adopted in the future.

We have not incurred any material costs associated with compliance with environmental laws and do not anticipate such laws will have any material effect on our future business.

Employees

We currently have thirty-one employees. All employees are full time. We also engage consultants and part-time persons, as needed.

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

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Materials filed with the SEC can be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings are available to the public at the website maintained by the SEC, http://www.sec.gov. We also make available, free of charge, through our web site at www.ptsc.com, our reports on Forms 10-K, 10-Q, and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with or furnished to the SEC.

ITEM 1A.    RISK FACTORS

We urge you to carefully consider the following discussion of risks as well as other information contained in this Form 10-K. We believe the following to be our most significant risk factors as of the date this report is being filed. The risks and uncertainties described below are not the only ones we face.

We Have Reported Substantial Income For The Fiscal Years 2009, 2008 and 2007 Which May Not Be Indicative Of Our Future Income

We have entered into license agreements through our joint venture with TPL and have reported substantial income as a result of this activity for the fiscal years 2009, 2008 and 2007. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, petitions with the USPTO to re-examine certain of our patents, and the possible effect of new judicial interpretations of patent laws, we may not receive revenues from such agreements in the future consistent with amounts received in the past, and we may not receive future revenues from license agreements at all.

We Are Dependent Upon A Joint Venture For Substantially All Of Our Income In Which Our Role Is Of A Passive Nature

In June of 2005, we entered into a joint venture with TPL, pursuant to which TPL is responsible for the licensing and enforcement of our microprocessor patent portfolio. This joint venture has been the source of  substantially all of our income since June of 2005. Therefore, in light of the absence of significant revenue from other sources, we should be regarded as entirely dependent on the success or failure of the licensing and prosecution efforts of TPL on behalf of the joint venture.

A Successful Challenge To Our Intellectual Property Rights Could Have A Significant And Adverse Effect On Us

A successful challenge to our ownership of our technology or the proprietary nature of our intellectual property could materially damage our business prospects. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have seven U.S. patents, one European patent, and one Japanese patent issued. Any issued patent may be challenged and invalidated. Patents may not be issued for any of our pending applications. Any claims allowed from existing or pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents.

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

We have been named as co-defendants in multiple lawsuits regarding the MMP Portfolio.  See footnote 17 to our consolidated financial statements and Part I, Item 3. “Legal Proceedings” in this Report on Form 10-K for more information.

We May Not Be Successful In Identifying Acquisition Candidates And If We Undertake Acquisitions, They Could Increase Our Costs Or Liabilities And Impair Our Revenue And Operating Results.

One of our strategies has been to pursue growth through acquisitions. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition or finance the acquisition on terms that are satisfactory to us. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention from day-to-day operations. Acquisitions of businesses or other material operations may require debt or equity financing, resulting in leverage or dilution of ownership. We may encounter increased competition for acquisitions, which may increase the price of our acquisitions.

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

In addition, we may need to record write-downs from future impairments to the carrying value of minority investments, intangible assets and goodwill, which could reduce our future reported earnings. Acquired companies may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to their customers or clients, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. The discovery of any material liabilities associated with our acquisitions could cause us to incur additional expenses and cause a reduction in our operating profits.  Further, the inability of our minority investees to obtain funding as a result of disruptions in the debt and capital markets may impair their ability to operate as going concerns and may result in additional write-downs to the carrying value of these assets.

Disruptions In The Debt And Capital Markets Will Have An Adverse Affect On Our Ability To Obtain Funding

The debt and capital markets have been experiencing extreme volatility and disruption for more than twelve months.  These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk, and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.  The cost of accessing the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and reduced or ceased to provide funding to borrowers.  Adverse changes in the economy could limit our ability to obtain financing from debt or capital sources or could adversely affect the terms on which we may be able to obtain any such financing for our operating activities and acquisitions.  See Part II – Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Liquidity.” in this report on Form 10-K for more information.

Unstable Market And Economic Conditions May Have Serious Adverse Consequences On Our Business.

Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. A prolonged or profound economic downturn may result in adverse changes to our sales and pricing, which would harm our operating results. There is a risk that one or more of our current service providers or other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon development plans. There is also a possibility that our stock price may decline further, due in part to the volatility of the stock market and the general economic downturn.

Changes In Our Relationships With Companies In Which We Hold Less Than A Majority Interest Could Change The Way We Account For Such Interests In The Future.

For our investments accounted for under the equity method (PDS and Talis), we record as part of other income or expense our share of the increase or decrease in the equity of these companies in which we have invested. Our investments in Avot and Holocom are recorded at cost basis.  It is possible that, in the future, our relationships and/or our interests in or with these equity method investees and our cost basis investees could change. Such potential future changes could result in deconsolidation or consolidation of such entities, as the case may be, which could result in changes in our reported results.

Exercise Of Warrants And Options May Have A Substantial Dilutive Effect On Our Common Stock.

If the price per share of our Common Stock at the time of exercise or conversion of any warrants or stock options is in excess of the various exercise or conversion prices of such securities, exercise or conversion of such convertible securities would have a dilutive effect on our Common Stock. As of May 31, 2009, holders of our outstanding exercisable warrants and options would receive 6,106,427 shares of our Common Stock, absent any cashless exercise, at a weighted average exercise price of $0.42 per share. Any additional financing that we secure likely will require that we grant rights senior to those of our Common Stock which may result in substantial dilution of the existing ownership interests of our common stockholders.

We May Issue Preferred Stock, And The Terms Of Such Preferred Stock May Reduce The Value Of Our Common Stock.

We are authorized to issue up to a total of 5,000,000 shares of preferred stock in one or more series. Our Board of Directors may determine whether to issue shares of preferred stock without further action by holders of our Common Stock. If we issue additional shares of preferred stock, it could affect the rights or reduce the value of our Common Stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. We continue to seek capital for our business, and this additional capital may be raised through the issuance of additional preferred stock.

If A Large Number Of Our Shares Are Sold All At Once Or In Blocks, The Market Price Of Our Shares Would Most Likely Decline

Most of our shareholders are not restricted in the price at which they can sell their shares. Shares sold at a price below the current market price at which our Common Stock is trading may cause the market price of our Common Stock to decline.

A Significant Portion Of Our Investments Are Currently Illiquid, Which May Impact Our Acquisition Strategy And/Or Operating Results

Our long-term investment in marketable securities balance consists of auction rate securities with a par value of approximately $11.7 million, which at present are highly illiquid. In the event we need immediate access to these funds, we will not be able to sell these investments at par value. These instruments are expected to remain illiquid until a future auction of these investments is successful, buyers are found outside of the auction process, or they are redeemed by the issuing agencies. We have partially offset the consequences of this illiquidity by securing a line of credit collateralized by the auction rates securities; however the amount we can borrow against our collateral is limited by the Financial Industry Regulatory Authority (“FINRA”). In the event these securities are deemed to be permanently impaired, we will be required to take a charge to operations in recognition of this impairment.

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

PDSG subleases offices located at 11260 El Camino Real, Suites 100 (3,676 square feet) and 102 (2,592 square feet), San Diego, California.  These facilities are subleased through December 2011.

PDSG also has one 2,500 square foot office located at 248B Harbor Blvd, Belmont, California.  The facility is leased through May 2010.

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

The Asustek case sought declaratory relief that its products do not infringe enforceable claims of the '336, '584 patents and US 5,440,749 (the “749 patent”). The Asustek case also sought a similar declaration with respect to two patents owned by TPL that are not a part of the MMP Portfolio, and as such we were not engaged in this aspect of the litigation and defense.  On December 22, 2008, we announced that Asustek had purchased a MMP Portfolio license.

The Acer case seeks declaratory relief that its products do not infringe enforceable claims of the '336, '584, ‘749, '148 patents and US 5,530,890 (the “890 patent”). The HTC case similarly seeks declaratory relief that its products do not infringe enforceable claims of those patents.  We allege counterclaims for patent infringement of the '336, '749, '148 and '890 patents against Acer and HTC.  On June 16, 2009, District Court Judge Jeremy Fogel stayed the HTC and Acer actions until September 18, 2009.

On December 1, 2008, we, TPL and Alliacense, Ltd. were named as defendants in a lawsuit filed in the United States District Court for the Northern District of California by Barco, N.V.  The Barco case seeks declaratory relief that its products do not infringe enforceable claims of the '584, '749 and '890 patents.  We allege counterclaims for patent infringement of our '749, '890 and '336 patents.  On June 22, 2009, Judge Fogel also stayed the Barco case until September 18, 2009.

On April 29, 2009, we, TPL, and Alliacense Ltd., were named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York by Sirius XM Radio, Inc.  The Sirius case seeks declaratory relief that its products do not infringe enforceable claims of our '749, '584, '890, '360 and '148 patents, and additionally two patents of TPL's "fast logic" portfolio which do not involve us.  Our Motion to Transfer the Sirius action to the United States District Court for the Northern District of California has been briefed to the court and is pending.

Auction Rate Securities Litigation

On October 16, 2008, we initiated binding arbitration claims before FINRA against Deutsche Bank Securities, Inc., and affiliates ("DBSI") based on advisory services provided to us resulting in our purchases of auction rate securities ("ARS") and the failure of the ARS market in February 2008.  We experienced a loss of liquidity and other damages as a result, and allege DBSI engaged in negligence and nondisclosure in providing us services.  DBSI has answered our claims and an arbitration panel has been selected.  Document discovery has been initiated.  Some instruments have been repurchased by the issuers since the claim was filed (see footnote 19).  The Arbitration is scheduled to commence on January 11, 2010.

DBSI's parent, Deutsche Bank AG, denied being required to arbitrate the dispute with DBSI before FINRA, and so we filed an action against Deutsche Bank AG in the United States District Court for the Southern District of California based on its liability with respect to our investments in ARS.  It has not yet responded to service.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded in the over-the-counter market and is quoted on the NASD OTC Bulletin Board system maintained by FINRA under the symbol PTSC.  Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for our shares has been sporadic and at times very limited.

The following table sets forth the high and low closing bid quotations for our Common Stock for the fiscal years ended May 31, 2009 and 2008.

	BID QUOTATIONS
	HIGH	LOW
Fiscal Year Ended May 31, 2009
First Quarter	$0.30	$0.17
Second Quarter	$0.24	$0.10
Third Quarter	$0.17	$0.10
Fourth Quarter	$0.15	$0.08

Fiscal Year Ended May 31, 2008
First Quarter	$0.59	$0.45
Second Quarter	$0.62	$0.38
Third Quarter	$0.80	$0.36
Fourth Quarter	$0.59	$0.27

On July 31, 2009 the closing price of our stock was $0.12 and we had approximately 748 shareholders of record. Because most of our Common Stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy

On February 22, 2007, our Board of Directors adopted a semi-annual dividend payment policy, subject to determination by our Board of Directors in light of our financial condition, other possible applications of our available resources, and relevant business considerations.  During the fiscal year ended May 31, 2007 we paid a $0.02 per common share dividend on April 9, 2007.  We paid no dividends during the fiscal years ended May 31, 2009 and 2008.

Equity Compensation Plan Information

Our stockholders previously approved each of our 1992, 1996, 2001, 2003 and 2006 Stock Option Plans. The following table sets forth certain information concerning aggregate stock options authorized for issuance under our 1996, 2001, 2003 and 2006 Stock Option Plans as of May 31, 2009. For a narrative description of the material features of the plans, refer to footnote 15 of our consolidated financial statements.

On October 30, 2008 our shareholders approved an increase in the number of shares authorized under our 2006 Stock Option Plan from 5,000,000 to 10,000,000.

Shares of Common Stock issuable on the exercise of warrants have not been approved by our stockholders. This item has been segregated in the table below under the item “Equity award plan not approved by security holders”.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	10,210,000	$0.39	4,237,404
Equity award plan not approved by security holders	550,000	$0.41	—
Total	10,760,000		4,237,404

The securities in the equity award plan not approved by shareholders above, consist entirely of warrants issued to our past and present investor relations firms in exchange for services as specified in their engagement contracts.

The number of securities available for future issuance under our stock option plans is as follows at May 31, 2009: 2001 Stock Option Plan 25,000 shares, 2003 Stock Option Plan 600,404 shares, 2006 Stock Option Plan 3,612,000 shares.

Company Stock Price Performance

The stock price performance graph below will not be deemed to be incorporated by reference into any of our filings by any general statement incorporating information into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or under the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed soliciting material or filed under the Securities Act or the Exchange Act.

The following graph compares the five-year cumulative total return on our common stock to the total returns of 1) NASDAQ Composite Index and 2) Philadelphia Semiconductor Index.  This comparison assumes in each case that $100 was invested on May 31, 2004 and all dividends were reinvested.  Our fiscal year ends on May 31.

	2004	2005	2006	2007	2008	2009
Patriot Scientific Corporation	$100	$214	$1,386	$763	$417	$185
NASDAQ Composite Index	100	104	110	131	127	89
Philadelphia Semiconductor Index	100	88	95	100	85	55

Recent Sale of Unregistered Securities

On September 2, 2008 we issued 17,583,235 shares of our common stock to the exchange agent in connection with the Crossflo acquisition.  The shares were valued at $0.24389 per share based on the provisions of the merger agreement, and the value was allocated among the assets as set forth in footnote 3 to our consolidated financial statements.

On September 2, 2008 we issued 2,844,630 shares of our common stock to the escrow agent in connection with the Crossflo acquisition.  The shares were valued at $0.24389 per share based on the provisions of the merger agreement, and the value was allocated among the assets as set forth in footnote 3 to our consolidated financial statements.

On September 4, 2008, we issued 1,456,394 shares of our common stock to Crossflo’s financial consultant for broker services in connection with the Crossflo acquisition.  The shares were valued at $0.24389 per share based on the provisions of the merger agreement, and the value was allocated among the assets as set forth in footnote 3 to our consolidated financial statements.

On September 5, 2008 we issued 4,133,267 shares of our common stock to Crossflo’s convertible note holders in connection with the Note Conversion Agreement associated with the Crossflo acquisition.  The shares were valued at $0.24389 per share based on the provisions of the merger agreement, and the value was allocated among the assets as set forth in footnote 3 to our consolidated financial statements.

On September 12, 2008 we issued 970,929 shares of our common stock to Crossflo’s convertible note holders in connection with the Note Conversion Agreement associated with the Crossflo acquisition.  The shares were valued at $0.24389 per share based on the provisions of the merger agreement, and the value was allocated among the assets as set forth in footnote 3 to our consolidated financial statements.

Issuer Purchases of Equity Securities

On April 28, 2006 our Board of Directors authorized a stock repurchase program. We commenced the program in July 2006 and plan to repurchase outstanding shares of our Common Stock on the open market from time to time. We repurchased Common Stock during the fourth quarter of fiscal year 2009 using available cash resources as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
March 1 - 31, 2009	116,580	$0.10	116,580
April 1 - 30, 2009	193,595	$0.10	193,595
May 1 - 31, 2009	-	$-	-
Total	310,175	$0.10	310,175

The repurchase plan has no maximum number of shares and is solely at the discretion of the Board of Directors. The repurchase plan has no set expiration date.

ITEM 6.        SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below for the fiscal years ended May 31, 2009, 2008 and 2007 and as of May 31, 2009 and 2008, is derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with the section herein entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below for the fiscal years ended May 31, 2006 and 2005 and as of May 31, 2007, 2006 and 2005, are derived from our audited consolidated financial statements that are contained in reports previously filed with the Securities and Exchange Commission, not included herein. The following items materially affect the comparability of the information provided in the charts below:  For the fiscal year ended May 31, 2009, the consolidated financial information includes our wholly-owned subsidiary PDSG which we acquired on September 1, 2008.  Holocom is included in the consolidated financial information for the fiscal years ended May 31, 2009, 2008 and 2007 and Talis is included in the equity in earnings of affiliated companies for the fiscal years ended May 31, 2009 and 2008.

Revenue from PDS presented as the major component of equity in earnings of affiliated companies in the table below may not be indicative of our future financial condition or results of operations.
Summary Consolidated Financial Information

	Fiscal Years Ended May 31,
Statement of operations data:	2009	2008	2007	2006	2005

Net sales	$5,354,722	$3,708,218	$638,784	$10,309,709	$2,982,586
Operating income (loss)	$(7,039,897)	$(5,603,493)	$(14,763,839)	$3,911,640	$87,421
Equity in earnings of affiliated companies	$9,704,669	$19,917,769	$48,965,084	$27,848,363	$—
Net income (loss)	$881,509	$9,388,321	$23,691,187	$28,672,688	$(10,518,704)
Basic income (loss) per common share	$-	$0.02	$0.06	$0.09	$(0.05)
Diluted income (loss) per common share	$-	$0.02	$0.06	$0.07	$(0.05)
Weighted average number of common shares outstanding - basic	403,098,012	390,956,153	378,036,989	316,100,499	222,495,047
Weighted average number of common shares outstanding - diluted	405,854,064	397,485,699	413,599,373	412,963,173	222,495,047
Cash dividends declared and paid per share	$—	$—	$0.02	$0.06	$—

	May 31,
Balance sheet data:	2009	2008	2007	2006	2005

Cash and cash equivalents	$6,206,868	$6,424,015	$21,605,428	$3,984,240	$591,426
Total assets	$33,726,952	$25,431,902	$34,414,629	$12,071,667	$3,724,034
Long-term obligations	$3,041,577	$1,085,181	$12,222,944	$-	$9,320,654
Total liabilities	$4,076,061	$2,014,719	$14,243,738	$1,244,116	$10,964,418
Stockholders’ equity (deficit)	$29,650,891	$23,301,777	$20,170,891	$10,827,551	$(7,240,384)

	Fiscal Quarters Ended
Quarterly statement of operations data for	August 31,	November 30,	February 28,	May 31,
fiscal 2009 (Unaudited):	2008	2008	2009	2009
Net sales	$1,358,646	$1,875,261	$1,410,201	$710,614
Gross profit	$774,393	$798,454	$562,549	$133,390
Net income (loss)	$3,209,513	$(932,259)	$(1,489,347)	$93,602
Basic income per common share	$0.01	$—	$—	$—
Diluted income per common share	$0.01	$—	$—	$—
Weighted average number of common shares outstanding - basic	388,132,502	408,791,665	408,030,851	407,604,799
Weighted average number of common shares outstanding - diluted	388,650,596	408,791,665	408,030,851	410,764,656
Cash dividends declared and paid per share	$-	$-	$-	$-

	Fiscal Quarters Ended
Quarterly statement of operations data for	August 31,	November 30,	February 29,	May 31,
fiscal 2008 (Unaudited):	2007	2007	2008	2008
Net sales	$521,369	$945,830	$801,284	$1,439,735
Gross profit	$369,834	$589,492	$456,200	$782,242
Net income (loss)	$(1,962,386)	$2,416,536	$6,292,185	$2,641,986
Basic income (loss) per common share	$ (0.01)	$0.01	$0.02	$0.01
Diluted income (loss) per common share	$(0.01)	$0.01	$0.02	$0.01
Weighted average number of common shares outstanding - basic	390,455,132	391,245,755	391,472,101	390,660,391
Weighted average number of common shares outstanding - diluted	390,455,132	392,627,522	395,666,621	391,717,950
Cash dividends declared and paid per share	$-	$-	$-	$-

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS CONCERNING FUTURE EVENTS AND PERFORMANCE OF OUR COMPANY. YOU SHOULD NOT RELY ON THESE FORWARD-LOOKING STATEMENTS, BECAUSE THEY ARE ONLY PREDICTIONS BASED ON OUR CURRENT EXPECTATIONS AND ASSUMPTIONS. MANY FACTORS COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THESE FORWARD-LOOKING STATEMENTS. YOU SHOULD REVIEW CAREFULLY THE RISK FACTORS IDENTIFIED IN THIS REPORT AS SET FORTH BELOW AND UNDER THE CAPTION “RISK FACTORS.” WE DISCLAIM ANY INTENT TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT ACTUAL EVENTS OR DEVELOPMENTS.

Overview

In June 2005, we entered into a series of agreements with TPL and others to facilitate the pursuit of unlicensed users of our intellectual property. We intend to continue our joint venture with TPL to pursue license agreements with unlicensed users of our technology. We believe that utilizing the option of working through TPL, as compared to creating and using our own licensing team for those activities, avoids a competitive devaluation of our principal assets and is a prudent way to achieve the desired results as we seek to obtain fair value from users of our intellectual property.

With the proceeds generated by these licensing efforts, we are undertaking to make investments in technologies, and acquisitions of companies operating in the electronics technology market sector which may include i) selective expansion of our intellectual property portfolio, ii) pursuit of strategic minority investments in certain early-stage revenue or technology ventures that represent a technology or capability of interest to us, and iii) acquiring entire companies.

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

PDSG sells software and services to end users primarily through relationships with systems integrators and prime contractors.  PDSG recognizes revenue in accordance with AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and all related amendments and interpretations.  PDSG’s revenue is derived primarily from the following sources: (i) software licensing, (ii) related professional services, and (iii) post contract customer support (“PCS”) agreements.  PCS agreements typically include software updates, on a when and if available basis, and telephone and internet access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenue for support services is recognized on a straight-line basis over the support period.

When a sale involves multiple elements, PDSG allocates the entire fee from the arrangement to each respective element based on its Vendor Specific Objective Evidence (“VSOE”) of fair value and recognizes revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately.  PDSG has not yet demonstrated VSOE for the professional services that are rendered in conjunction with its software license sales.  Accordingly, we have combined their presentation on our consolidated statements of income under the caption “License and service revenue”.

The majority of PDSG’s contracts with customers, including systems integrators and prime contractors, are multiple element arrangements which contain professional services that are considered essential to the functionality of the other elements of the arrangement.  PDSG accounts for revenue on these arrangements according to the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under SOP 81-1, PDSG recognizes revenue based on progress towards contract completion measured by actual hours incurred in relation to the estimate of total expected hours. PDSG measures SOP 81-1 revenues by applying the contract-specific estimated percentage of completion to the total contract amount for software and professional services.  PDSG routinely updates the estimates of future hours for agreements in process and reports any cumulative effects of such adjustments in current operations. PDSG immediately recognizes any loss expected on these contracts when it is projected that a loss is probable.

In certain situations where PDSG’s customer contracts contain acceptance criteria or other conditions that are deemed adverse to the probability of collection, revenues recognized are limited to the amount of cash already collected.

Holocom recognized revenue upon shipment of its product or upon receipt of its product by the customer when shipped FOB destination and recognized revenue on its short-term installation contracts as time and materials costs were incurred.

Holocom maintained agreements with stocking distributors. These agreements provided for a limited product warranty for a period of one year from the date of sale to the end user. The warranty did not cover damage to the product after it had been delivered to the distributor. Holocom’s stocking distributor agreements also allowed limited rights to periodic stock rotation.  These rotation rights allowed for the exchange of a percentage of distributor inventory for replacement products of the distributor’s choosing. At April 30, 2009, the date of deconsolidation, Holocom had evaluated the potential for rotated product and had provided for the estimated impact in the accounting records.

2.           Assessment of Contingent Liabilities

We are involved in various legal matters, disputes, and patent infringement claims which arise in the ordinary course of our business. We accrue for any estimated losses at the time when we can make a reliable estimate of such loss and it is probable that it has been incurred. By their very nature, contingencies are difficult to estimate. We continually evaluate information related to all contingencies to determine that the basis on which we have recorded our estimated exposure is appropriate.

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

Stock-based compensation expense recognized during the period is based on the grant date fair value of the portion of share-based payment awards ultimately expected to vest during the period in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statements of income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rate for the fiscal years ended May 31, 2009, 2008 and 2007, of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures.

4.           Income Taxes

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that a substantial majority of the deferred tax assets recorded on our consolidated balance sheet will ultimately be recovered. However, should there be a change in our ability to recover the deferred tax assets; the tax provision would increase in the period in which we determined that the recovery was not probable.

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

We have a 38.9% interest in Talis.  We account for our investment using the equity method of accounting pursuant to paragraph 8 of SOP 78-9, Accounting for Investments in Real Estate Ventures (which has applicability to non-real estate accounting matters as well).  Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statements of income in the caption “Equity in earnings of affiliated companies”.

We own 37.1% of the preferred stock of Avot.  This investment is accounted for at cost since we do not have the ability to exercise significant influence over the operating and financial policies of Avot.

We own 100% of the preferred stock of Holocom.  This investment has historically been accounted for at cost since we do not have the ability to exercise significant influence over the operating and financial policies of Holocom. Due to a re-consideration event on May 1, 2009, this investment is carried at cost plus the effects of deconsolidation of this variable interest entity on our May 31, 2009 balance sheet.

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

The inability of Avot to meet its business plan, to raise capital, and the general economic environment were indicators of impairment on our investment, accordingly at May 31, 2009, management obtained a third party valuation of Avot from Vantage Point Advisors, Inc.  Based on the results of the valuation, it was determined that our investment in Avot was impaired by approximately $867,000.  We have recorded this as an impairment of investment in affiliated company on our consolidated statement of income for the fiscal year ended May 31, 2009.

6.          Variable Interest Entity

On March 27, 2007 we entered into an 18 month revolving line of credit with Holocom for a maximum amount of $500,000 which matured on September 27, 2008.  The line of credit was paid in full on August 31, 2008.  During July 2008, Holocom obtained a credit facility from a third party which we guaranteed. The line of credit and the subsequent guaranty by us caused us to have a variable interest in Holocom, a variable interest entity, as we had determined that we were the primary beneficiary as we absorbed more than half of the variable interest entity’s expected losses. FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”) as modified by FASB in December of 2003 (“FIN 46(R)”), required us to consolidate Holocom as long as we were deemed to be the primary beneficiary.

On May 1, 2009 the third party credit facility expired.  Due to this reconsideration event, we have determined that under FIN46(R) we no longer qualify as the primary beneficiary as we no longer provide the sole source of financing for Holocom and as such we are no longer required to consolidate Holocom’s assets and liabilities in our financial statements.  The results of Holocom’s operations from March 27, 2007 through the date of the reconsideration event are included in our consolidated statements of income for the fiscal years 2009, 2008 and 2007.

Our guaranty of the third party credit facility remained in effect until Holocom paid the debt in full.  On April 30, 2009, the balance on the credit facility was $290,000 and on May 27, 2009 Holocom paid the debt in full.

7.           Business Combinations and Intangible Assets Including Goodwill

We account for business combinations using the purchase method of accounting and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Due to the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet, it may be several quarters before we are able to finalize the initial fair value estimates. Accordingly, it is not uncommon for the initial estimates to be subsequently revised. The results of operations of acquired businesses are included in our consolidated financial statements from the acquisition date.

Identifiable intangible assets with finite lives are amortized over their estimated useful lives on a straight line basis. Goodwill and intangible assets are tested for impairment on an annual basis, or sooner if an indicator of impairment occurs.

The inability of PDSG to meet its business plan and the general economic environment were indicators of potential impairment on our goodwill and intangible assets, accordingly at May 31, 2009, management obtained a third party valuation of PDSG’s goodwill and intangibles from Vantage Point Advisors, Inc.  Based on the results of the valuation, it was determined that goodwill was impaired by approximately $236,000.  We have recorded this as an impairment of goodwill on our consolidated statement of income for the fiscal year ended May 31, 2009.

RESULTS OF OPERATIONS

Comparison of fiscal 2009 and 2008

Consolidated:

	May 31, 2009	May 31, 2008
Revenues:
Product sales and other	$4,761,271	$3,708,218
License and service revenue	593,451	-
Total revenues	5,354,722	3,708,218

Cost of sales:
Product sales and other	2,136,264	1,510,450
License and service revenue	287,911	-
Amortization of purchased intangibles	661,761	-
Total cost of sales	3,085,936	1,510,450
Gross profit	$2,268,786	$2,197,768

Segment Results:

	May 31, 2009		May 31, 2008

Holocom:	Dollars	% of Revenue	Dollars	% of Revenue
Revenues – Product sales and other	$4,709,491	100.0%	$3,649,898	100.0%
Cost of sales	2,136,264	45.4%	1,510,450	41.4%
Gross profit	$2,573,227	54.6%	$2,139,448	58.6%

PDSG:
License and service revenue	$593,451	100.0%	$-	-
Cost of sales	287,911	48.5%	-	-
Amortization of purchased intangibles	661,761	-	-	-
Gross loss	$(356,221)	-	$-	-

PTSC:
Revenues – Product sales and other	$51,780	100.0%	$58,320	100.0%
Cost of sales	-	-	-	-
Gross profit	$51,780	100.0%	$58,320	100.0%

Holocom

During the eleven months ended April 30, 2009 and twelve months ended May 31, 2008, we recorded sales amounting to approximately $4,709,000 and $3,650,000, respectively, by our consolidated variable interest entity, Holocom, with cost of sales amounting to approximately $2,136,000 and $1,510,000, respectively. The increase in sales for Holocom during the eleven months ended April 30, 2009 as compared to the twelve months ended May 31, 2008 is primarily due to the expansion of Holocom’s distributor network and addition of product sales to new customers.

PDSG

We acquired Crossflo on September 1, 2008, the assets of Verras Medical, Inc. (“Verras”) on December 1, 2008 and the Vigilys business line on March 27, 2009 all of which were combined into PDSG.  Revenue consists of software licenses and related services relating to PDSG’s CDX data agent product and services provided by PDSG to medical facilities utilizing the Sherlock™ software tool.  Cost of sales includes the direct time of PDSG employees on each project as well as outside contractors. Included in cost of sales is approximately $662,000 of amortization expense on purchased intangible assets.

PTSC

During the fiscal year ended May 31, 2009 and 2008, we recognized maintenance fee revenues totaling approximately $18,700 and $25,000 in connection with an agreement with AMD Corporation during the 2005 fiscal year. The agreement called for maintenance fees totaling $100,000 connected with a license agreement for our Ignite technology; the license fee revenue was recognized as revenue evenly over the four year period of the license, the four year period ended in February 2009.

In addition during the fiscal year ended May 31, 2009 and 2008, we recorded sales of approximately $33,000 and $33,000, respectively, from the sale of microprocessor chips that we no longer market. Inventory associated with the sales of these microprocessor chips is carried at zero value.  Our final sales of microprocessor chips occurred during the quarter ended August 31, 2008.

Consolidated

Our revenues increased from approximately $3,708,000 for the fiscal year ended May 31, 2008 to approximately $5,355,000 for the fiscal year ended May 31, 2009. Our revenue amounts do not include income of approximately $19,926,000 and $10,193,000, respectively, from our investment in PDS and losses of approximately $8,400 and $488,000, respectively, from our investment in Talis for the fiscal year ended May 31, 2008 and 2009, respectively.

	May 31, 2009	May 31, 2008
Research and development	$510,848	$-

PDSG

Research and development costs consist of PDSG’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of PDSG’s software products.  For the fiscal year ended May 31, 2009, approximately $1,500 of non-cash compensation was recorded in connection with vesting of employee stock options in accordance with SFAS 123(R).

Consolidated:
	May 31, 2009	May 31, 2008
Selling, general and administrative	$8,561,938	$6,964,861

Segment Results:
	May 31, 2009	May 31, 2008
Holocom:
Selling, general and administrative	$2,081,507	$1,997,009
PDSG:
Selling, general and administrative	$2,540,519	$-
PTSC:
Selling, general and administrative	$3,939,912	$4,967,852

Holocom

Selling, general and administrative expenses increased from approximately $1,997,000 for the twelve months ended May 31, 2008 to approximately $2,082,000 for the eleven months ended April 30, 2009.  The increase consisted of approximately $38,000 relating to payroll, bonuses and related expenses, approximately $29,000 for meals and internal events, approximately $37,000 for royalty payments under the Earn Out Agreement, and approximately $62,000 for legal and professional expenses.  For the eleven months ended April 30, 2009, approximately $6,000 of non-cash compensation was recorded in connection with vesting of employee stock options in accordance with SFAS 123(R).  These increases were offset by a decrease in travel and related expenses of approximately $73,000.

PDSG

We acquired Crossflo on September 1, 2008, the assets of Verras on December 1, 2008 and the Vigilys business line on March 27, 2009 all of which were combined into PDSG.  Selling, general and administrative expenses for the fiscal year ended May 31, 2009 consist of approximately $1,742,000 of payroll and related expenses for the sales and administrative employees, approximately $141,000 of travel and related expenses for the sales employees, approximately $44,000 for sales commissions, approximately $190,000 for consultants, and approximately $110,000 for rent expense.  For the fiscal year ended May 31, 2009, approximately $47,000 of non-cash compensation was recorded in connection with vesting of employee stock options in accordance with SFAS 123(R).

PTSC

Selling, general and administrative expenses decreased from approximately $4,968,000 for the fiscal year ended May 31, 2008 to approximately $3,940,000 for the fiscal year May 31, 2009.  The decrease consisted of approximately $811,000 in legal and accounting expense, primarily due to a settlement with a former officer of cash and stock in the prior fiscal year, a decrease in general legal matters, approximately $111,000 in public and investor relations expenses, approximately $28,000 in consulting expenses and approximately $45,000 in D&O insurance expenses.  These decreases were offset by increases in payroll and related expenses of approximately $177,000 related to officer bonuses, and approximately $14,000 in travel and related expenses.  For the fiscal year ended May 31, 2009, approximately $364,000 of non-cash compensation was recorded in connection with vesting of employee stock options in accordance with SFAS 123(R) as compared to approximately $503,000 for the fiscal year ended May 31, 2008.

Consolidated

Selling, general and administrative expenses increased from approximately $6,965,000 for the fiscal year ended May 31, 2008 to approximately $8,562,000 for the fiscal year ended May 31, 2009, primarily due to the acquisition of PDSG.

	May 31, 2009	May 31, 2008
Settlement and license expense	$-	$836,400

PTSC recorded settlement and license expenses amounting to approximately $836,000 for the fiscal year ended May 31, 2008 relating to royalties payable resulting from an agreement with Russell H. Fish III (“Fish”).

	May 31, 2009	May 31, 2008
Impairment of goodwill	$235,897	$-

The inability of PDSG to meet its business plan and the general economic environment were indicators of potential impairment on our goodwill and intangible assets, accordingly at May 31, 2009, management obtained a third party valuation of PDSG’s goodwill and intangibles from Vantage Point Advisors, Inc.  Based on the results of the valuation, it was determined that goodwill was impaired by approximately $236,000.

Consolidated:

	May 31, 2009	May 31, 2008
Other income (expense):
Interest and other income	$346,755	$1,470,008
Loss on sale of assets	(1,733)	(4,139)
Interest expense	(66,933)	(389)
Impairment of investment in affiliated company	(866,667)	-
Gain on sale of subsidiary interest	-	150,000
Equity in earnings of affiliated companies	9,704,669	19,917,769
Total other income, net	$9,116,091	$21,533,249

Segment Results:

	May 31, 2009	May 31, 2008
Holocom:
Interest and other income	$9,626	$25,587
Interest expense	(10,435)	(389)
Gain on sale of subsidiary interest	-	150,000
Total other income (expense), net	$(809)	$175,198
PDSG:
Interest and other income	$3,003	$-
Interest expense	(17)	-
Loss on sale of assets	(1,733)	-
Total other income, net	$1,253	$-

PTSC:
Interest and other income	$337,393	$1,444,421
Interest expense	(59,748)	-
Impairment of investment in affiliated company	(866,667)	-
Loss on sale of assets	-	(4,139)
Equity in earnings of affiliated companies	9,704,669	19,917,769
Total other income, net	$9,115,647	$21,358,051

Consolidated

Our other income and expenses for the fiscal year ended May 31, 2009 included equity in the earnings of PDS consisting of net income after expenses in the amount of approximately $10,193,000 and our share of loss in Talis consisting of approximately $488,000 after expenses.  For the fiscal year ended May 31, 2008, our other income and expenses included our share of income in PDS of approximately $19,926,000 and our share of loss in Talis consisting of approximately $8,400. Our investments in PDS and Talis are accounted for in accordance with the equity method of accounting for investments.

The inability of Avot to meet its business plan, to raise capital, and the general economic environment were indicators of impairment on our investment, accordingly at May 31, 2009, management obtained a third party valuation of Avot from Vantage Point Advisors, Inc.  Based on the results of the valuation, it was determined that our investment in Avot was impaired by approximately $867,000.

Total other income and expense for the fiscal year ended May 31, 2009 amounted to net other income of approximately $9,116,000 compared with approximately $21,533,000 for the fiscal year ended May 31, 2008. Interest income and other income decreased from approximately $1,470,000 for the fiscal year ended May 31, 2008 to approximately $347,000 for the fiscal year ended May 31, 2009 due to declines in interest rates for our cash, cash equivalents and short term investment accounts. Holocom recognized $150,000 of other income in connection with the sale of a portion of its interest in Talis.

During the fiscal year ended May 31, 2009 and 2008, we recorded a provision for income taxes of approximately $964,000 and $6,426,000, respectively, related to federal and California taxes.  At May 31, 2009 we have federal and state net operating loss (“NOL”) carryforwards available to offset future taxable income of approximately $11,975,000 and $11,894,000, respectively primarily arising from our acquisition of PDSG.  These NOL carryforwards expire in the years ending May 31, 2023 and 2013, respectively.  The State of California has suspended NOL deductions for taxable years beginning in 2008 or 2009 for taxpayers with business income of $500,000 or more.

We recorded net income for the fiscal year ended May 31, 2009 of $881,509 compared with net income of $9,388,321 for the fiscal year ended May 31, 2008. The reason for our decline in net income as compared with the prior year is due to the decline in our share of income from PDS and our acquisition of PDSG.

Comparison of fiscal 2008 and 2007

Our revenues increased from approximately $639,000 for the fiscal year ended May 31, 2007 to approximately $3,708,000 for the fiscal year ended May 31, 2008. Our revenue amounts do not include approximately $48,965,000 in income resulting from our investment in PDS for the fiscal year ended May 31, 2007 and approximately $19,918,000 in income resulting from our investments in PDS and Talis for the fiscal year ended May 31, 2008.  During the 2008 fiscal year we recorded sales amounting to approximately $3,650,000 by our consolidated variable interest entity, Holocom, with cost of sales amounting to approximately $1,510,000 as compared to the fourth quarter of the 2007 fiscal year during which we recorded Holocom sales amounting to approximately $559,000 with cost of sales amounting to approximately $308,000. During the 2008 and the 2007 fiscal years we recognized maintenance fee revenues totaling approximately $25,000 per year in connection with an agreement with AMD Corporation during the 2005 fiscal year. The agreement called for maintenance fees totaling $100,000 connected with a license agreement for our Ignite technology; the license fee revenue is being recognized as revenue evenly over the four year period of the license. In addition during the 2008 fiscal year, we recorded sales of approximately $33,000 from the sale of microprocessor chips that we no longer market as compared to approximately $55,000 during the 2007 fiscal year. Inventory associated with the sales of these microprocessor chips is carried at zero value.

Selling, general and administrative expenses decreased from approximately $7,559,000 for the fiscal year ended May 31, 2007 to approximately $6,965,000 for the fiscal year ended May 31, 2008. Legal and accounting related expenses decreased by approximately $668,000 for the fiscal year ended May 31, 2008 compared with the fiscal year ended May 31, 2007 due to settlement of legal matters during fiscal year 2008 and reduced accounting expenses in fiscal year 2008.  Fiscal year 2007 included fees related to legal and accounting matters in connection with the restatement of our financial statements for the fiscal years 2005, 2004, 2003 and 2002 as well as the quarterly reports for the periods ended August 31, 2005 and February 28, 2006 and our required compliance with Sarbanes-Oxley regulations. Salary costs and related expenses included non-cash expenses associated with the fair value of options granted during the fiscal years ended May 31, 2008 and 2007 in accordance with SFAS No. 123(R). Total non-cash compensation for the fiscal year ended 2008 was approximately $502,770 for PTSC as compared to approximately $2,359,036 for PTSC during the fiscal year ended 2007.  The decrease is primarily due to the June 5, 2006 grant of 1,500,000 options to our former chief executive officer resulting in non-cash compensation expense amounting to approximately $1,527,000 during the fiscal year ended 2007. Other salary expenses for PTSC increased by approximately $292,000 for the fiscal year ended May 31, 2008 as compared with the fiscal year ended May 31, 2007.  The increase is primarily due to the hire of an additional executive position and severance payments to our past chief executive officers.  Salaries and related expenses for Holocom during the fiscal year ended 2008 were approximately $1,198,000 as compared to approximately $242,538 for the fourth quarter of the 2007 fiscal year. Public and investor relations expenses decreased by approximately $128,000 for the fiscal year ended May 31, 2008 as compared with the 2007 fiscal year primarily due to one-time contracts with investor relations firms in fiscal year 2007.

Settlement and license expenses amounting to approximately $7,525,000 were recorded during the fiscal year ended May 31, 2007, relating to the mediation agreement with Fish.  During fiscal year 2008 we recorded approximately $836,000 relating to royalty payments due to the Fish parties.  In January 2008, we made the final payment under the Fish settlement agreement.

Our other income and expenses for the fiscal years ended May 31, 2008 and 2007 include equity in the earnings of PDS.  For the fiscal year ended May 31, 2008 our other income and expense also includes our share of loss in Talis. Our investments are accounted for in accordance with the equity method of accounting. Our investment in PDS for the fiscal year ended May 31, 2008 provided income after expenses in the amount of approximately $19,926,000 as compared to income after expenses in the amount of approximately $48,965,000 for the fiscal year ended May 31, 2007.  For the fiscal year ended May 31, 2008 our investment in Talis generated a loss of approximately $8,000. Total other income and expense for the fiscal year ended May 31, 2008 amounted to net other income of approximately $21,533,000 compared with total other income and expense for the fiscal year ended May 31, 2007 of net other income amounting to approximately $49,210,000.  Interest income and other income increased from approximately $715,000 for the fiscal year ended May 31, 2007 to approximately $1,470,000 for the fiscal year ended May 31, 2008.  The increase is primarily due to the interest earned and accrued on our auction rate securities of approximately $363,000 and an increase in other income of approximately $382,000 relating to retainer refunds from legal firms, settlement of a legal matter and reimbursement items billed to PDS for prior fiscal year legal expenses we incurred. During the fiscal year ended May 31, 2007 we recorded an impairment charge on the value of our note receivable from Holocom Networks, Inc. of approximately $340,000. Also, we recorded an impairment charge of approximately $127,000 on the carrying value of Holocom, the successor company to Holocom Networks, Inc., prior to the March 27, 2007 consolidation of Holocom.  There were no such impairment charges during the fiscal year ended May 31, 2008.

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

We recorded net income for the fiscal year ended May 31, 2008 of $9,388,321 compared with net income of $23,691,187 for the fiscal year ended May 31, 2007. The reason for our decline in net income as compared with the prior year is due to the decline in our share of income from PDS.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash and short-term investment balances decreased from approximately $6,722,000 as of May 31, 2008 to approximately $6,265,000 as of May 31, 2009. We also have restricted cash balances amounting to approximately $51,000 as of May 31, 2008 and approximately $52,000 as of May 31, 2009. Total current assets decreased from approximately $9,851,000 as of May 31, 2008 to approximately $8,065,000 as of May 31, 2009. Total current liabilities amounted to approximately $930,000 and approximately $1,034,000 as of May 31, 2008 and May 31, 2009, respectively. The change in our current position as of May 31, 2009 as compared with May 31, 2008 results in part from a decrease in our deferred tax assets of approximately $1,105,000 and the deconsolidation of Holocom.

During June 2008, we obtained a credit facility for as long as needed, which provides for financing up to 50% of the par value balance of our outstanding auction rate securities. The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee, and when drawn upon will bear interest at the federal funds rate plus 3%.  On October 14, 2008, we borrowed $3,000,000 on the credit facility.  The total amount we can borrow against our collateral, $5,450,000 as of the date of this filing, is limited by FINRA; see footnote 14 to our consolidated financial statements.

Current global economic conditions have resulted in increased volatility in the financial markets.  The cost of accessing the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and reduced or ceased to provide funding to borrowers.  Adverse changes in the economy could limit our ability to obtain financing from debt or capital sources or could adversely affect the terms on which we may be able to obtain any such financing.  Currently, we have sufficient resources to fund our operations through at least the next twelve months. As stated above, we have $2,450,000 available on our credit facility and we have the ability and intent to reduce operating costs as necessary to preserve our cash resources.

Cash Flows From Operating Activities

Cash used in operating activities for the fiscal years ended May 31, 2009 and 2008 was approximately $7,165,000 and $19,260,000 as compared to cash used in operating activities for the fiscal year ended May 31, 2007 of approximately $14,151,000. The principal components of the current fiscal year were: net income of approximately $882,000 and impairment of investment in affiliated company of approximately $867,000.  These increases were offset by: equity in earnings of affiliates of approximately $9,705,000, change in deferred taxes of approximately $379,000 and changes in inventory of approximately $458,000.

Decreases in our net income and equity in earnings of affiliates for the fiscal years ended May 31, 2009, 2008, and 2007 are primarily due to the decrease in our share of earnings in our affiliate PDS.

Cash Flows From Investing Activities

Cash provided by investing activities for the fiscal years ended May 31, 2009 and 2008 was approximately $4,993,000 and $10,725,000 as compared to cash provided by investing activities for the fiscal year ended May 31, 2007 of approximately $48,529,000. The decreases were primarily due to decreases in distributions received from PDS.  Cash used during the fiscal year ended May 31, 2009 included approximately $668,000 in purchases of PDSG and Avot convertible notes, approximately $1,050,000 in purchases of Avot preferred stock, approximately $766,000 in purchases of Talis membership units and approximately $2,874,000 in the acquisition of PDSG.

During fiscal 2008 and 2007, we used approximately $8,849,000 and $830,000, respectively, of cash in net purchases of investments and during fiscal 2008 and 2007 we used approximately $800,000 and $120,000, respectively, of cash in investments in affiliates and convertible notes.  During fiscal 2009 we made no purchases of investments and used approximately $2,874,000 and $2,484,000, respectively, of cash in acquisitions and investments in affiliated companies and convertible notes.

Cash Flows From Financing Activities

Cash provided by financing activities for the fiscal year ended May 31, 2009 was approximately $1,956,000 as compared to cash used in financing activities of approximately $6,647,000 and $16,757,000, respectively, for the fiscal years ended May 31, 2008 and 2007, respectively.   For the fiscal year ended May 31, 2009, cash of approximately $1,127,000 was used to purchase Common Stock for treasury and cash of approximately $416,000 was used to pay notes payable.  Cash received from financing activities during fiscal 2009 consisted of $3,000,000 received on our line of credit and $490,000 received by Holocom on their line of credit facility.

In fiscal years 2008 and 2007 we had used our available cash to pay dividends, repurchase warrants and purchase common stock for treasury.

Capital Resources

Our current position as of May 31, 2009 is expected to provide the funds necessary to support our operations through at least the next twelve months.

Contractual Obligations and Commitments

A summary of our outstanding contractual obligations at May 31, 2009 is as follows:

Contractual Cash Obligations	Total Amounts Committed	1-3 Years	3-6 Years
Operating leases – facilities	$585,194	$585,194	$-
Repayments of long term debt	$3,041,577	$-	$3,041,577
Retention bonus payments to former PDSG employees	$245,000	$245,000	$-
Payments to Verras for asset acquisition	$300,000	$300,000	$-

Our line of credit facility with a current balance of approximately $3,042,000 does not have a specified maturity date and terms of the agreement state the credit facility is available to us “as long as needed” subject to the collateral value of our ARS.

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

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  We expect to adopt this standard with our August 31, 2009 interim report and do not expect the standard to have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. The objective of this statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement is effective for interim or annual reporting periods ending after June 15, 2009.  We expect to adopt this standard on June 1, 2009 and do not expect the standard to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities.  The statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  We expect to adopt this standard on June 1, 2010 and do not expect the standard to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162.  The Codification will become the source of authoritative U.S. GAAP.  The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We expect to adopt this standard with the filing of our Quarterly Report on Form 10-Q for the period ended November 30, 2009 and do not expect the standard to have a material impact on our consolidated financial statements.

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

Auction Rate Securities

Our exposure to market risk for changes in interest rates relates primarily to our auction rate securities.  During the fiscal year ended 2009, investment banks were reporting an inability to successfully obtain subscribers for high credit quality auction rate securities.  As of May 31, 2009, we held such auction rate securities with a par value totaling $11.7 million that failed to sell at auction. During December 2008 and June 2009, auction rate securities with a par value of $1,250,000 and $750,000, respectively, were redeemed by the issuers at par value.  In the event we need to access funds invested in these auction rate securities we will not be able to liquidate these securities until a future auction of these securities is successful, they are refinanced and redeemed by the issuers, or a buyer is found outside of the auction process.  The investments consist of student loan auction rate instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (“FFELP”).  These investments are of high credit quality and the AAA credit ratings of the investments have been reaffirmed since May 2009.  These instruments are collateralized in excess of the underlying obligations, are insured by the various state educational agencies, and are guaranteed by the Department of Education as an insurer of last resort.

At May 31, 2009, the fair value of our auction rate securities was estimated at $10.5 million based on a valuation by Houlihan Smith & Company, Inc.  We recorded the net temporary valuation adjustment of $629,314 in other comprehensive income, which represents the gross valuation adjustment of $1,051,611, net of the related tax benefit of $422,297.  We have concluded that the unrealized losses on these investments are temporary because (i) we believe that the decline in market value and absence of liquidity that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) we have the intent and ability to hold these investments until a recovery in market value occurs.  Since this valuation adjustment is deemed to be temporary, it did not affect our earnings for the fiscal years ended May 31, 2009 and 2008.

We are not currently able to predict how long these investments will remain illiquid, and as such, they have been classified as long-term investments in marketable securities in the accompanying consolidated balance sheets at May 31, 2009 and 2008.

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

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of May 31, 2009, the end of the fiscal year covered by this report. However, there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework , our management concluded that our internal control over financial reporting was effective as of May 31, 2009.

Our internal controls over financial reporting as of May 31, 2009 have been audited by KMJ Corbin & Company LLP, our independent registered public accounting firm, as stated in their report which appears herein.

We have not evaluated the internal controls of the consolidated entities Scripps Secured Data, Inc. d/b/a Holocom, Inc. (“Holocom”), a variable interest entity and Patriot Data Solutions Group, Inc. (“PDSG”) our wholly-owned consolidated subsidiary. Furthermore, management's conclusion regarding the effectiveness of its internal control over financial reporting does not extend to the internal controls of Holocom or PDSG.  Holocom was deconsolidated pursuant to a re-consideration event under FIN 46(R) on April 30, 2009, and PDSG was acquired during fiscal 2009.

Changes in Internal Controls over Financial Reporting

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of internal control over financial reporting as required by Rule 13a-15 under the Exchange Act, we have not identified any changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2009, that have or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Patriot Scientific Corporation

We have audited Patriot Scientific Corporation and subsidiaries’ (the "Company") internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Scripps Secured Data, Inc. d/b/a Holocom, Inc., formerly a variable interest entity. As of May 1, 2009, Holocom, Inc. was deconsolidated and its financial statements reflect total revenues constituting 88% of the related consolidated revenues for the year ended May 31, 2009. Accordingly, our audit did not include the internal control over financial reporting at Holocom, Inc.

As described in Management’s Report on Internal Control over Financial Reporting, management also excluded from their assessment the internal control over financial reporting at Patriot Data Solutions Group, Inc., a wholly owned subsidiary, which was acquired on September 1, 2008 and whose financial statements reflect total assets and revenues constituting 30% and 11%, respectively, of the related consolidated financial statement amounts as of and for the year ended May 31, 2009. Accordingly, our audit did not include the internal control over financial reporting at Patriot Data Solutions Group, Inc.

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

In our opinion, Patriot Scientific Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patriot Scientific Corporation as of May 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended May 31, 2009 and our report dated August 14, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KMJ Corbin & Company LLP
Costa Mesa, California
August 14, 2009

ITEM 9B.        OTHER INFORMATION

None.
PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience, concerning the members of our Board of Directors and our executive officers as of May 31, 2009. There is no blood or other familial relationship between or among our directors or executive officers.

NAME	AGE	POSITION and TERM
Carlton M. Johnson, Jr.	49	Director (since August 2001)
Helmut Falk, Jr.	52	Director (since December 1997)
Gloria H. Felcyn	62	Director (since October 2002)
Harry (Nick) L. Tredennick, III	62	Director (since August 2007)
Donald E. Schrock	63	Director (since April 2008)
Frederick (Rick) C. Goerner	61	President and Chief Executive Officer (since February 29, 2008)
Paul R. Bibeau	51	Vice President of Business Development (since March 17, 2008)
Clifford L. Flowers	51	Chief Financial Officer/Secretary (since September 17, 2007)

CARLTON M. JOHNSON, JR. Carlton Johnson has served as a director of the Company since 2001, and is Chairman of the Executive Committee of the Board of Directors. Mr. Johnson is in-house legal counsel for Roswell Capital Partners, LLC, a position he has held since June 1996. Mr. Johnson has been admitted to the practice of law in Alabama since 1986, Florida since 1982 and Georgia since 1997. He has been a shareholder in the Pensacola, Florida AV- rated law firm of Smith, Sauer, DeMaria Johnson and was President-Elect of the 500 member Escambia-Santa Rosa Bar Association. He also served on the Florida Bar Young Lawyers Division Board of Governors. Mr. Johnson earned a degree in History/Political Science at Auburn University and Juris Doctor at Samford University - Cumberland School of Law. Mr. Johnson is also a director and member of the audit and compensation committees of Peregrine Pharmaceuticals, Inc., a publicly held company.

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

GLORIA H. FELCYN. Gloria Felcyn has served as a director of the Company since October, 2002 and is the Chairman of the Audit Committee of the Board of Directors.  Since 1982, Ms. Felcyn has been the principal in her own certified public accounting firm, during which time she represented Helmut Falk Sr. and nanoTronics, along with other major individual and corporate clients in Silicon Valley.  Following Mr. Falk’s death, Ms. Felcyn represented his estate and family trust as Executrix and Trustee of the Falk Estate and The Falk Trust.  Prior to establishing her firm, Ms. Felcyn worked for the national accounting firm of Hurdman and Cranston from 1969 through 1970 and Price Waterhouse & Co. in San Francisco and New York City from 1970 through 1976, during which period, she represented major Fortune 500 companies. Subsequent to that, Ms. Felcyn worked in the field of international tax planning with a major real estate syndication company in Los Angeles until 1982 when she decided to start her own practice in Northern California.  A major portion of Ms. Felcyn’s current practice is “Forensic Accounting”, which involves valuation of business entities and investigation of assets. Ms. Felcyn has published tax articles for “The Tax Advisor” and co-authored a book published in 1982, “International Tax Planning”.  Ms. Felcyn has a degree in Business Economics from Trinity University and is a member of the American Institute of CPA’s.

HARRY (NICK) L. TREDENNICK, III. Nick Tredennick has been a director of the Company since August 2007.  Since 1989, Dr. Tredennick has been the Chief Technical Officer of Tredennick, Inc., a technology consulting firm.  Dr. Tredennick was named a fellow of the Institute of Electrical and Electronics Engineers (IEEE) for contributions to microprocessor design.  While at Motorola (now Freescale Semiconductor, Inc.), he designed the microprocessor that became the central processor for the original Apple Macintosh.  Dr. Tredennick also designed a System/370 microprocessor as a research staff member at IBM’s Thomas J. Watson Research Center.  Dr. Tredennick was chief scientist at Altera, a programmable logic company and has taught at the University of Texas at Austin and the University of California, Berkeley.  Dr. Tredennick has been on the editorial advisory board for several technical publications including IEEE Spectrum and Microprocessor Report.  He has been a founder and director of several companies, including Pacific Fiberoptics and NexGen Microsystems (later acquired by AMD) and Tredennick, Inc.  Since December 2007, Dr. Tredennick has served on the board of Innovative Card Technologies, a publicly held company.  Dr. Tredennick has written a textbook and more than sixty technical papers and has nine patents.  Dr. Tredennick has a PhD in electrical engineering from the University of Texas and was a registered professional engineer for many years.

DONALD E. SCHROCK.  Donald Schrock has been a director of the Company since April 2008 and is chairman of the Mergers & Acquisitions Committee. Mr. Schrock formerly served as Executive Vice President and President of Qualcomm Incorporated’s CDMA Technologies Group.  Under Schrock’s leadership, Qualcomm became the world’s largest fabless semiconductor company and the world’s leading supplier of CDMA chipsets and software.  During his tenure he led and directed Qualcomm’s $1Billion acquisition of Snaptrack, which accelerated the commercialization of advanced GPS service into wireless handsets, and was a cornerstone of Qualcomm Launchpad strategy.  In addition to his leadership at Qualcomm, Mr. Schrock served on the board of directors of the Fabless Semiconductor Association and Jazz Semiconductor, a privately held Mixed Signal and RF water foundry, until its merger with Acquicor Technology in 2007.  Mr. Schrock has also served as Vice President and Division Manager to several companies, including GM Hughes Electronics, Applied Micro Circuit, Burr-Brown Corporation, and spent 15 years with Motorola Semiconductor.  Mr. Schrock holds a BSEE with honors from the University of Illinois, has completed the coursework for an MSEE from Arizona State University, and has an Advanced Business Administration degree from Arizona State University

FREDERICK (RICK) C. GOERNER.  Rick Goerner became our President and Chief Executive Officer on February 29, 2008.  He has extensive experience as an operating manager and CEO with technology companies on a global scale.  He served as President and COO of the Storage Products Group of Texas Instruments, a one billion dollar supplier of mixed signal and analog integrated circuits for the hard disk drive market. From February 2002 to March 2006, Mr. Goerner served as President and CEO of TransDimension Inc, an Irvine, California based, venture-financed, technology start-up company providing embedded Universal Serial Bus (USB) silicon and software solutions to a global customer base. TransDimension was acquired by Oxford Semiconductor in 2005. Mr. Goerner has recently been involved in the development of other early stage technology companies, serving as a Technical Advisor, as Executive Chairman, as a member of the Board of Directors and in the capacity of Interim President and CEO.

PAUL R. BIBEAU.  Paul Bibeau became our Vice President of Business Development on March 17, 2008.  Paul comes to us with over 28 years experience in the electronics industry with nearly 24 of those years in various managing roles in design, marketing and operations.  Prior to PTSC, Mr. Bibeau worked for five years at Microsemi as Corporate Vice President of Marketing and then Senior Vice President and General Manger of the Integrated Products Division.  There he was responsible for the growth and expansion of the integrated circuit division of Microsemi, formerly Linfinity Microelectronics, to leading positions in TV, notebook, and automotive LCD display controllers, WLAN power amplifiers, and various power management products for the storage and handheld markets.  Prior to Microsemi, Mr. Bibeau worked for nine years in various marketing director roles in the Storage Products Group of Texas Instruments, formerly Silicon Systems.  There he was responsible for development of new business opportunities in hard disk drive, removable storage products, and emerging networking markets.  Prior to Silicon Systems Mr. Bibeau held various design and engineering R&D management roles at Hughes Aircraft for more than 13 years.  He holds a BSEE from the University of Lowell in Massachusetts and an MBA in Business Management from Pepperdine University.

CLIFFORD L. FLOWERS. Cliff Flowers became our Chief Financial Officer on September 17, 2007 and is Secretary of the Company.  Prior to that date and from May 2007, Mr. Flowers was the interim CFO for BakBone Software Inc., working as a consultant on behalf of Resources Global Professionals, Inc.  From June 2004 through December 2006, Mr. Flowers was the senior vice president of finance and operations and CFO for Financial Profiles, Inc. a developer and marketer of software for the financial planning industry.  Prior to joining Financial Profiles, Mr. Flowers served as CFO of Xifin, Inc. a provider of hosted software services to the commercial laboratory marketplace.  Prior to Xifin, Mr. Flowers served for nine years in positions of increasing responsibility at Previo, Inc. a developer and marketer of various PC and server-based products, including back up and business continuity offerings.  As CFO of Previo, Mr. Flowers’ global responsibilities included all financial operations and legal affairs.  He earlier served as an audit manager with Price Waterhouse, LLP.  Mr. Flowers is a graduate of San Diego State University with a B.S. summa cum laude in Business Administration with an emphasis in accounting and holds a CPA license in California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish us with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of copies of the Forms 3, 4 and 5 and amendments thereto, furnished to us by the persons required to make such filings during the 2009 fiscal year, and our own records, we believe no person subject to Section 16 of the Exchange Act with respect to PTSC failed to file timely a report required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Our Code of Ethics is available on our website at www.ptsc.com under the link “Investors” and “Management Team”.

Audit Committee

We have an audit committee established in accordance with Section 3(a)(58)(A) of the  Exchange Act, currently comprised of: Gloria H. Felcyn (Committee Chair) and Carlton M. Johnson, Jr. Each member of our Audit Committee (the “Audit Committee”) is independent as defined under the applicable rules of the SEC and NASDAQ Stock Market LLC (“NASDAQ”) listing standards.  The Board of Directors has determined that Gloria H. Felcyn, who serves on the Audit Committee, is an “audit committee financial expert” as defined in applicable SEC rules.

Director Legal Proceedings

During the past five years, no director, executive officer or nominee for our Board of Directors has been involved in any legal proceedings that are material to an evaluation of their ability or integrity to become our director or executive officer.

ITEM 11.        EXECUTIVE COMPENSATION

Overview

In this section we review our plans and programs for compensating our executive officers who are named in the Summary Compensation Table that appears under the caption “Executive Compensation.”

Compensation Discussion and Analysis

Compensation Philosophy and Objectives. The Compensation Committee of our Board of Directors (the “Compensation Committee”) is committed to the general principle that overall executive compensation should be commensurate with corporate performance, the performance of the individual executive officers, and the attainment of predetermined corporate goals. The primary objectives of our executive compensation program are to:

•	reward the achievement of desired corporate and individual performance goals;

•	provide compensation that enables us to attract and retain key executives; and

•	provide compensation opportunities that are linked to our performance and that directly link the interests of executives with the interests of stockholders.

We balance our executive compensation program to provide a level of compensation opportunity that is competitive with those offered by companies in comparable industries and of comparable development, complexity and size. In determining compensation levels, the Compensation Committee considers a number of factors, including corporate performance, both separately and in relation to other companies competing in our markets, the individual performance of each executive officer, comparative compensation surveys concerning compensation levels and stock grants at other companies, our historical compensation levels and stock awards, and the overall competitive environment for executives and the level of compensation necessary to attract and retain key executives. Compensation levels may be greater or less than competitive levels in comparable companies based upon factors such as annual and long-term corporate and individual performance.

Executive Compensation Program Components.  Our executive compensation program consists of base salary, bonuses and stock options.  The particular elements of the compensation program are discussed more fully below.

Base Salary

Base salary levels of executives are determined by the potential impact of the individual on the Company and corporate performance, the skills and experience required by the position, the individual performance and potential of the executive, and market data for comparable positions in companies in comparable industries and of comparable development, complexity and size. Base salaries for executives are generally evaluated and adjusted annually. The Compensation Committee has the discretionary authority to adjust such base level salaries based on our actual and projected performance, including factors related to revenue and profitability. In considering our performance in fiscal year 2009 in relation to the performance of other companies in our industry generally, we feel that the current compensation levels of our executive officers are appropriate.

The Omnibus Reconciliation Act of 1993 added Section 162(m) to the Internal Revenue Code limiting corporate deductions to $1,000,000 for certain types of compensation paid to the chief executive officer and each of the four other most highly compensated executives of publicly held companies. We do not believe that we will pay “compensation” within the meaning of Section 162(m) to such executive officers in excess of $1,000,000 in the foreseeable future. Therefore, we do not have a policy at this time regarding qualifying compensation paid to our executive officers for deductibility under Section 162(m), but will formulate a policy if compensation levels ever approach $1,000,000.

Base salary is the only element of compensation that is used in determining the amount of contributions permitted under our 401(k) plan.

Bonuses

The Compensation Committee may establish the goals and measurements for bonuses to align executive pay with achievement of critical strategies and operating goals.  The targets for executive officers have been set at 50% of base salary for our Chief Executive Officer and 40% of base salary for other officers, except as otherwise reflected in individual employment contracts.

The Compensation Committee typically determines that one-half of the bonus shall be based on the achievement of revenue and profit goals and the other half on achievement of specific strategic objectives.  The Compensation Committee has determined that there will be no payout for the portions based on revenue and profit unless at least 90% of the revenue and profit goals have been met.

During the fiscal year 2009, we paid the following bonuses to our named executive officers:  $250,000 to Mr. Goerner, our CEO, for completion of his interim period on November 29, 2008, $50,000 to Mr. Flowers, our CFO, per his employment contract and $53,750 to Mr. Bibeau, our Vice President of Business Development, for his milestones relating to our merger and acquisition activities.  During fiscal 2008, we accrued $83,000 and $11,000, respectively, for Mr. Goerner and Mr. Bibeau’s bonuses as shown in the Summary Compensation Table.

Stock Options

We use stock options to enable key executives to participate in a meaningful way in our success and to link their interests directly with those of stockholders. The number of stock options we grant to executives is based upon a number of factors, including base salary level and how such base salary level relates to those of other companies in our industry, the number of options previously granted, individual and corporate performance during the year, and the size and nature of option packages granted to comparable employees in comparable companies.

We set the exercise price of stock options at the fair market value of our Common Stock on the date of grant.  Fair market value is determined as the closing price of our stock on the grant date.  We do not backdate options or grant options retroactively.  We do not loan funds to employees to enable them to exercise stock options.

All of our stock options are granted at the sole discretion of the Board of Directors or the Compensation Committee.  Named executive officers may be granted stock options in accordance with terms of their employment contracts.

For the fiscal year ended May 31, 2009, no named executive officers received options to purchase our Common Stock.

Benefits

Named executive officers also participate in our benefit plans on the same terms as other employees.  These plans include medical and dental insurance, as well as life and disability insurance.

Retirement Plan

We maintain a 401(k) plan for all eligible employees.  Pursuant to the plan, we provide a 50% match on the first 6% of a participant’s compensation.  Matching contributions vest over a three year period.  Participants choose to invest their account balances from a selection of funds provided by the plan fiduciary.  None of the investment options are in our stock.

Severance Benefits

We provide severance benefits to ease our executives’ transition due to an unexpected employment termination by us due to on-going changes in our employment needs.  Our Chief Executive Officer and Chief Financial Officer are entitled to severance benefits as specified in their employment contracts.

Change in Control

We provide change in control benefits as an incentive to our key employees to remain with us despite uncertainties while a transaction is under consideration or pending.  Our Chief Financial Officer is entitled to change in control benefit payments as specified in his employment contract.

Management’s Role in Establishing Compensation

Our named executive officers do not determine or approve any element or component of their own base salary, annual incentive awards, long-term incentives or other aspects of compensation.  The named executive officers do provide input and make recommendations to the Compensation Committee with respect to the compensation of officers who report to them.  These recommendations are based on various factors, including individual contribution and performance, company performance, labor market conditions, complexity and importance of roles and responsibilities, reporting relationships, retention needs and internal pay relationships.

Compensation Committee Report

The Compensation Committee reviewed and discussed our Compensation Discussion and Analysis with management.  Based upon such review and discussions, the Committee recommended to the Board of Directors that our Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Carlton M. Johnson, Chairperson
Gloria H. Felcyn
Helmut Falk, Jr.

The following table summarizes the compensation of the named executive officers for the fiscal years ended May 31, 2009, 2008 and 2007.  For fiscal 2009 and 2008, the named executive officers are our Chief Executive Officer, Chief Financial Officer and Vice President of Business Development. For fiscal 2007, the named executive officers are our Chief Executive Officer and Chief Financial Officer.

Summary Compensation Table
For Fiscal Years Ended May 31, 2009, 2008 and 2007

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)(1)	All Other Compensation ($) (2)	Total Compensation ($)
Frederick C. Goerner, CEO	2009	$262,000	(3)	$167,000	$135,544	$3,628	$568,172
Frederick C. Goerner, CEO	2008	66,508	(3)	83,000	153,849	-	303,357

James L. Turley, CEO (a)	2008	174,145		-	144,157	118,782	437,084

David H. Pohl, CEO (b)	2008	5,668		-	-	104,893	110,561
David H. Pohl, CEO	2007	247,279		50,000	1,636,137	7,368	1,940,784

Clifford L. Flowers, CFO	2009	229,543	(4)	50,000	76,453	6,857	362,853
Clifford L. Flowers, CFO	2008	160,096		-	62,530	2,856	225,482

Thomas J. Sweeney, CFO (c)	2008	82,688		-	34,763	--	117,451
Thomas J. Sweeney, CFO	2007	223,875		15,000	123,763	--	362,638

Paul R. Bibeau,	2009	228,742		42,750	87,115	6,137	364,744
V.P. Business Development
Paul R. Bibeau,	2008	47,541		11,000	22,245	-	80,786
V.P. Business Development

1.
Represents the compensation costs of stock options for financial reporting purposes for fiscal 2009, 2008 and 2007, computed in accordance with SFAS 123R, rather than an amount paid to or realized by the named executive officer. See Note 2 to the financial statements included in this Annual Report on Form 10-K for the fiscal year ended May 31, 2009 for the assumptions made in determining SFAS 123R values.  The SFAS 123R value as of the grant date for options is spread over the number of months of service required for the grant to become non-forfeitable.  In addition, ratable amounts expensed for grants that were granted in prior years are included.  There were no forfeited awards of options granted to named executive officers for the fiscal years ended May 31, 2009 and 2007.  For the fiscal year ended May 31, 2008, Mr. Turley forfeited 1,500,000 options due to vesting criteria not being met upon his resignation (for more information see the Potential Payments on Termination or Change in Control section of this report).

2.	See the All Other Compensation Table below for details of the total amounts represented.

3.	Mr. Goerner’s base salary is $250,000 plus a $1,000 per month auto allowance.

4.	Mr. Flowers’ base salary increased from $225,000 to $231,750 on October 1, 2008.

(a)	Mr. Turley served as CEO from June 5, 2007 until February 28, 2008 and was replaced by Mr. Goerner

(b)	Mr. Pohl served as CEO until June 5, 2007 and was replaced by Mr. Turley.

(c)	Mr. Sweeney served as CFO until September 17, 2007 and was replaced by Mr. Flowers.

All Other Compensation Table
For Fiscal Years Ended May 31, 2009, 2008 and 2007

Name and Principal Position	Year	Vacation Payout On Termination ($)	Relocation ($) (1)	401(k) Company Match ($)	Severance ($) (2)	Total ($)
James L. Turley, CEO	2008	$6,761	$13,608	$3,221	$95,192	$118,782

David H. Pohl, CEO	2008	4,723	-	170	100,000	104,893
David H. Pohl, CEO	2007	-	-	7,368	-	7,368

Frederick C. Goerner, CEO	2009	-	-	3,628	-	3,628

Clifford L. Flowers, CFO	2009	-	-	6,857	-	6,857
Clifford L. Flowers, CFO	2008	-	-	2,856	-	2,856

Paul R. Bibeau,	2009	-	-	6,137	-	6,137
V.P. Business Development

1.	We reimbursed Mr. Turley for relocation expenses per provisions of his employment contract.

2.	Includes amounts both accrued and paid in fiscal year 2008 for Mr. Turley. Mr. Pohl’s severance was paid entirely in fiscal 2008.

The following table shows the number of shares covered by exercisable and un-exercisable options held by our named executive officers as of May 31, 2009.

Outstanding Equity Awards
as of May 31, 2009

Name	Number of Securities Underlying Options (#)Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)	Option Expiration Date
Frederick C. Goerner	1,000,000		2,000,000	(1)	$0.40	2/28/2013
Clifford L. Flowers	384,375		365,625	(2)	0.45	9/17/2012
Paul R. Bibeau	400,000	(3)	-		0.38	3/17/2013

1.
1,000,000 and 1,000,000 options granted under the 2003 and 2006 Stock Option Plans, respectively, are performance grants which vest upon any one of the following:  the successful closing of a merger or acquisition brought forth primarily due to the efforts of the optionee, the listing of the Company on the AMEX or NASDAQ stock exchanges, a sustained substantial increase in shareholder value directly resulting from an optionee action approved by the Board of Directors, or approval by the Board of Directors for the partial vesting of the option.

2.
During fiscal 2008, 150,000 options were exercisable.  The remaining 600,000 options vest over a period of four years beginning September 17, 2008.  On October 1, 2008, the Compensation Committee authorized 25% or 146,875 of Mr. Flowers’ unvested options to immediately vest.

3.
200,000 options fully vested on September 17, 2008.  74,000, 123,000 and 3,000 options granted under the 2001, 2003 and 2006 Stock Option Plans, respectively, are performance grants which vest upon successful closure of one or more M&A transactions which exceed a certain dollar amount in cash/equity consideration for the Company.  On April 19, 2009, the Compensation Committee authorized Mr. Bibeau’s performance grants to immediately vest.

Employment Contracts

We had an employment agreement with Mr. Pohl.  Under terms of the agreement, upon his retirement as CEO on June 5, 2007, Mr. Pohl was paid a severance payment of $100,000 payable in bi-weekly installments over a six month period that ended December 2007.

We had an employment agreement with Mr. Sweeney. Under the terms of the agreement, Mr. Sweeney was paid a salary of $1,125 per day, subject to increase at our sole discretion. Mr. Sweeney was also entitled to a cash bonus, stock options and severance pay, in each case, as determined by the Compensation Committee in its sole discretion. During the course of Mr. Sweeney’s employment with us, Mr. Sweeney remained a partner of Tatum CFO Partners, LLP (“Tatum”). As a partner of Tatum, Mr. Sweeney shared with Tatum a portion of his economic interest in any stock options or equity bonus that we paid him, to the extent specified in a Part-Time Engagement Resources Agreement between us and Tatum. Mr. Sweeney was eligible for our 401(k) plan and for vacation and holidays consistent with our policy as it applies to senior management.

We had an employment agreement with Mr. Turley for a one-year term.  Upon Mr. Turley’s resignation on February 28, 2008, he was entitled to a severance payment of $95,192, which was paid bi-weekly over a seven month period that ended in August 2008.

In connection with Mr. Flowers’ appointment as Chief Financial Officer on September 17, 2007, we entered into an Employment Agreement (the “Flowers Agreement”) with Mr. Flowers for an initial 120-day term if not terminated pursuant to the Flowers Agreement, with an extension period of one year and on a day-to-day basis thereafter.  Pursuant to the Flowers Agreement, Mr. Flowers is to receive a base salary of $225,000 per year and is eligible to receive an annual merit bonus of up to 50% of his base salary, as determined in the sole discretion of the Board of Directors.  Also pursuant to the Flowers Agreement and on the date of the Flowers Agreement, Mr. Flowers received a grant of non-qualified stock options to purchase 150,000 shares of our Common Stock and a grant of non-qualified stock options to purchase 600,000 shares of our Common Stock.  The Flowers Agreement also provides for Mr. Flowers to receive customary employee benefits, including health, life and disability insurance.

Pursuant to the Flowers Agreement, if Mr. Flowers is terminated without cause or resigns with good reason within the first two years of employment, he is entitled to receive an amount equal to his annual base salary for the greater of (i) 6 months or (ii) the period remaining in the extended one-year term.  If Mr. Flowers is terminated without cause or resigns with good reason any time after two years of continuous employment, he is entitled to receive an amount equal to 12 months of his annual base salary.  Mr. Flowers is also entitled to certain payments upon a change of control of the Company if the surviving corporation does not retain him.  All such payments are conditional upon the execution of a general release.

In connection with Mr. Goerner’s appointment as Interim President and Chief Executive Officer, and commencing on February 29, 2008, we entered into an Employment Agreement (the “Goerner Agreement”) with Mr. Goerner, terms of which were finalized May 19, 2008. The Goerner Agreement is for an initial 120-day term if not terminated pursuant to the agreement, with an extension period of one year and on a continuing basis thereafter.  Pursuant to the Goerner Agreement, Mr. Goerner is to receive a base salary of $250,000 per year and is eligible to receive a bonus of 100% of his base salary at the time his position is converted by the Board of Directors to standing President/CEO or nine months from the effective date of the Goerner Agreement.  If Mr. Goerner is terminated without cause during the nine month period after the effective date he shall receive a pro-rata portion of the bonus based on the term of his actual employment with us.  Also pursuant to the Goerner Agreement and on the date of the Goerner Agreement, Mr. Goerner received a grant of incentive stock options to purchase 250,000 shares of our Common Stock and non-qualified stock options to purchase 50,000 shares of our Common Stock.  Mr. Goerner also received a grant of non-qualified stock options to purchase 700,000 shares of our Common Stock to vest upon conversion of his position to standing President/CEO or nine months from the effective date of the Goerner Agreement, whichever is first to occur and Mr. Goerner also received a grant of non-qualified stock options to purchase 2,000,000 shares of our Common Stock to vest upon meeting performance conditions outlined in the grant.  The Goerner Agreement also provides for Mr. Goerner to receive customary employee benefits, including health, life and disability insurance, and an automobile allowance.

Pursuant to the Goerner Agreement, if Mr. Goerner is terminated without cause within the first year of employment, after the initial 120-day term, he is entitled to receive an amount equal to his base salary for the period remaining in the Goerner Agreement.  Payments are conditional upon the execution of a general release.

Potential Payments on Termination or Change in Control

As stated in the Employment Contracts section above, Mr. Goerner is entitled to severance payments should he be terminated without cause until June 28, 2009, and Mr. Flowers is entitled to severance payments should he be terminated without cause or resign for good reason as specified in the Flowers Agreement.

In order to be entitled to the severance payments, Mr. Goerner and Mr. Flowers must sign a separation agreement which includes a general release of all claims and a non-disparagement agreement.  Payments are to be made by us according to our payroll schedule for a minimum period of six months.

The table below estimates the amounts payable upon a separation as if the individuals were separated on May 31, 2009.

Severance Payment Estimates
May 31, 2009

Name	Severance Pay ($)	Severance Payable Through
Frederick C. Goerner	$20,833	6/28/09
Clifford L. Flowers	115,875	11/17/09

Mr. Flowers is entitled to a change in control payment should the surviving company not retain him after a merger or acquisition, additionally all of his unvested stock options vest and become exercisable as of the date of the change in control.  A lump sum payment is to be made by us to Mr. Flowers as specified in the Flowers Agreement.

The table below was prepared as though a Change in Control occurred and Mr. Flowers’ employment was terminated on May 31, 2009.

Change in Control Payment Estimate
May 31, 2009

Name	Severance Pay ($)	Stock Options (Black-Scholes Value) ($)	Total ($)
Clifford L. Flowers	$115,875	$110,321	$226,196

Director Compensation

As described more fully below, this table summarizes the annual cash compensation for our non-employee directors during the fiscal year ended May 31, 2009.

Director Compensation
For Fiscal Year Ended May 31, 2009

Name	Fees Earned or Paid in Cash ($)		Option Awards ($) (1)	All Other Compensation	Total Compensation ($)
Carlton M. Johnson, Jr.	$142,200	(2)	$-	--	$142,200
Gloria H. Felcyn	118,000	(3)	-	--	118,000
Helmut Falk, Jr.	36,000		-	--	36,000
Harry L. Tredennick, III	36,000		-	--	36,000
Donald E. Schrock	70,800	(4)	43,138	--	113,938

1.
Represents the compensation costs of stock options for financial reporting purposes for fiscal 2009, computed in accordance with SFAS 123R, rather than an amount paid to or realized by the director. See Note 2 to the financial statements included in this Annual Report on Form 10-K for the assumptions made in determining SFAS 123R values.  There can be no assurance that the SFAS 123R amounts will ever be realized.  Amount represents the fiscal 2009 vesting of Mr. Schrock’s options originally issued April 17, 2008 with a grant date fair value of $0.26 and a vesting period of 18 months from issuance.

2.
Consists of $35,400 board fee, $36,000 Phoenix Digital Solutions, LLC management committee fee, $35,400 Compensation Committee Chair fee and $35,400 Executive Committee Chair fee.  In May 2009, Mr. Johnson’s Patriot board fees were reduced by 20%.

3.	Consists of $35,400 board fee and $82,600 Audit Committee Chair fee. In May 2009, Ms. Felcyn’s board fees were reduced by 20%.

4.	Consists of $35,400 board fee and $35,400 Corporate Development, M & A Committee Chair fee. In May 2009, Mr. Schrock’s board fees were reduced by 20%.

At May 31, 2009 the aggregate number of options outstanding was:  Mr. Johnson - 1,400,000 shares, Ms. Felcyn - 950,000 shares, Mr. Falk - 900,000 shares, Mr. Tredennick – 100,000 shares and Mr. Schrock - 250,000 shares.

Directors who are not our employees are compensated for their service as a director as shown in the table below:

Schedule of Director Fees
May 31, 2009

Compensation Item	Amount
Board	$36,000/28,800(1)
Corporate Development, M & A Committee Chair	28,800
Audit Committee Chair	67,200
Compensation Committee Chair	28,800
Executive Committee Chair	28,800
Phoenix Digital Solutions, LLC Management Committee Board Member	36,000

1.	Mr. Johnson, Ms. Felcyn and Mr. Schrock receive the lesser amount in conjunction with their fee reductions implemented in May 2009.

All retainers are paid in monthly installments.

Other

We reimburse all directors for travel and other necessary business expenses incurred in the performance of their services for us.

Compensation Committee Interlocks and Insider Participation

During fiscal year ended May 31, 2009, the following individuals served as members of the Compensation Committee: Carlton M. Johnson, Jr., Gloria Felcyn and Helmut Falk, Jr. None of the individuals who served on the Compensation Committee during the fiscal year ended May 31, 2009, has ever served as an officer or employee of PTSC or any of its subsidiaries or has any relationships with PTSC or any of its subsidiaries requiring disclosure under Item 404 of Regulation S-K. The Compensation Committee members have no interlocking relationships requiring disclosure under Item 407(e)(4)(iii) of Regulation S-K.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 31, 2009, the stock ownership of each of our officers and directors, of all our officers and directors as a group, and of each person known to us to be a beneficial owner of 5% or more of our Common Stock. The number of shares of Common Stock outstanding as of July 31, 2009, was 410,304,054.  Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. Each individual’s address is Carlsbad Corporate Plaza, 6183 Paseo Del Norte, Suite 180, Carlsbad, California 92011.

Name	Amount & Nature of Beneficial Ownership	Percent of Class
Gloria H. Felcyn, CPA	1,759,700 (1)	*
Helmut Falk, Jr.	3,697,731 (2)	*
Carlton M. Johnson, Jr.	1,925,000 (3)	*
Harry (Nick) L. Tredennick III	280,000 (4)	*
Donald E. Schrock	242,612 (5)	*
Frederick (Rick) C. Goerner	1,700,000 (6)	*
Clifford L. Flowers	421,875 (7)	*
Paul R. Bibeau	800,000 (8)	*
All directors & officers as a group (8 persons)	10,826,918 (9)	2.64%

*Less than 1%

(1)	Includes 950,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of July 31, 2009.

(2)	Includes 900,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of July 31, 2009.

(3)	Includes 1,400,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of July 31, 2009.

(4)	Includes 100,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of July 31, 2009.

(5)	Represents shares issuable upon the exercise of outstanding stock options exercisable within 60 days of July 31, 2009.

(6)	Includes 1,000,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of July 31, 2009.

(7)	Represents shares issuable upon the exercise of outstanding stock options exercisable within 60 days of July 31, 2009.

(8)	Includes 400,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of July 31, 2009.

(9)	Includes 5,414,487 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of July 31, 2009.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Directors, Executive Officers and Principal Stockholders

The Audit Committee reviews and approves all transactions between us and any of our directors, executive officers, director nominees or any immediate family member of any such person.

There were no transactions, or series of transactions during the fiscal year ended May 31, 2009, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $120,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater stockholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest other than as described below.

Director Independence

Our Board of Directors has determined that a majority of the members of, and nominees to, our Board of Directors qualify as “independent,” as defined by the listing standards of NASDAQ.  Consistent with these considerations, after review of all relevant transactions and relationships between each director and nominee, or any of his or her family members, and us, our senior executive management and our independent auditors, the Board of Directors has determined further that all of our directors and nominees are independent under the listing standards of NASDAQ.  In making this determination, the Board of Directors considered that there were no new transactions or relationships between its current independent directors and the Company, its senior management and its independent auditors since last making this determination.  Each member of our Audit Committee, and each member of the compensation committee of our Board of Directors, is independent as defined by the listing standards of NASDAQ.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to the Policy on Engagement of Independent Auditor, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent auditor. The Audit Committee pre-approves all audit services and non-audit services to be provided by the independent auditor and has approved 100% of the audit, audit-related and tax fees listed below. The Audit Committee may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is presented at the next Audit Committee meeting for ratification.

Each audit, non-audit and tax service that is approved by the Audit Committee will be reflected in a written engagement letter or writing specifying the services to be performed and the cost of such services, which will be signed by either a member of the Audit Committee or by one of our officers authorized by the Audit Committee to sign on our behalf.

The Audit Committee will not approve any prohibited non-audit service or any non-audit service that individually or in the aggregate may impair, in the Audit Committee’s opinion, the independence of the independent auditor.

In addition, since January 1, 2003, our independent auditor may not provide any services to our officers or Audit Committee members, including financial counseling or tax services.

Audit Fees

During the fiscal years ended May 31, 2009 and 2008, the aggregate fees billed by our principal accountants for professional services rendered for the audit of our annual financial statements, audits of effectiveness of internal control over financial reporting, and reviews of quarterly financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings were $399,217 and $219,681, respectively.

Audit-Related Fees

During the fiscal years ended May 31, 2009 and 2008, the aggregate fees billed by our principal accountants for assurance and related services reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees” were $111,650 and $10,050, which were primarily for review of registration and proxy statements in fiscal 2008 and services related to the acquisition of PDSG in fiscal 2009.

Tax Fees

During the fiscal years ended May 31, 2009 and 2008, the aggregate fees billed by our principal accountant for tax compliance, tax advice and tax planning rendered on our behalf were $51,654 and $22,840, respectively, which related to the preparation of federal and state income tax returns.

All Other Fees

Our principal accountant billed no other fees for the fiscal years ended May 31, 2009 and 2008, except as disclosed above.

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

Patriot Scientific Corporation

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2009 and 2008

Consolidated Statements of Income for the Years Ended May 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended May 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended May 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

Phoenix Digital Solutions, LLC

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Balance Sheets as of May 31, 2009 and 2008

Statements of Income for the Years Ended May 31, 2009, 2008 and 2007

Statement of Members’ Equity for the Years Ended May 31, 2009, 2008 and 2007

Statements of Cash Flows for the Years Ended May 31, 2009, 2008 and 2007

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
2.2
Assets Purchase Agreement and Plan of Reorganization dated June 22, 1994, among the Company, nanoTronics Corporation and Helmut Falk, incorporated by reference to Exhibit 10.4 to Form 8-K dated July 6, 1994 (Commission file No. 000-22182)

2.2.1
Amendment to Development Agreement dated April 23, 1996 between the Company and Sierra Systems, incorporated by reference to Exhibit 2.2.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed April 29, 1996 (Commission file No. 333-01765)

2.3
Form of Exchange Offer dated December 4, 1996 between the Company and certain shareholders of Metacomp, Inc., incorporated by reference to Exhibit 2.3 to Form 8-K filed January 9, 1997 (Commission file No. 000-22182)

2.4
Letter of Transmittal to Accompany Shares of Common Stock of Metacomp, Inc. Tendered Pursuant to the Exchange Offer Dated December 4, 1996, incorporated by reference to Exhibit 2.4 to Form 8-K filed January 9, 1997 (Commission file No. 000-22182)

2.5
Agreement and Plan of Merger dated August 4, 2008, among the Company, PTSC Acquisition 1 Corp, Crossflo Systems, Inc. and the Crossflo principal officers, incorporated by reference to Exhibit 99.1 to Form 8-K filed August 11, 2008 (Commission file No. 000-22182)

3.1
Original Articles of incorporation of the Company’s predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, (Commission file No. 33-23143-FW)

3.2
Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18, (Commission file No. 33-23143-FW)

3.3
Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 24, 1992, incorporated by reference to Exhibit 3.3 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.3.1
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to Form 10-KSB for the fiscal year ended May 31, 1995 (Commission file No. 000-22182)

3.3.2
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on June 24, 1997, incorporated by reference to Exhibit 3.3.2 to Form 10-KSB for the fiscal year ended May 31, 1997, filed July 18, 1997 (Commission file No. 000-22182)

3.3.3
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 28, 2000, incorporated by reference to Exhibit 3.3.3 to Registration Statement on Form S-3 filed May 5, 2000 (Commission file No. 333-36418)

3.3.4
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on May 6, 2002, incorporated by reference to Exhibit 3.3.4 to Form 10-Q for the quarterly period ended February 28, 2009, filed April 9, 2009 (Commission file No. 000-22182)

3.3.5
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on October 16, 2003, incorporated by reference to Exhibit 3.3.5 to Registration Statement on Form SB-2 filed May 21, 2004 (Commission file No. 333-115752)

3.3.6
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 29, 2005, incorporated by reference to Exhibit 3.3.6 to Form 10-Q for the quarterly period ended February 28, 2009, filed April 9, 2009 (Commission file No. 000-22182)

3.3.7
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 14, 2005, incorporated by reference to Exhibit 3.3.7 to Form 10-Q for the quarterly period ended February 28, 2009, filed April 9, 2009 (Commission file No. 000-22182)

3.3.8*	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 18, 2009
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

4.3†	2001 Stock Option Plan of the Company dated February 21, 2001 incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-8 filed March 26, 2001 (Commission file No. 333-57602)
4.4†	2003 Stock Option Plan of the Company dated July 2, 2003 incorporated by reference to Exhibit 4.27 to Registration Statement on Form S-8 filed September 4, 2003 (Commission file No. 333-108489)
4.5†	2006 Stock Option Plan of the Company as amended and restated, incorporated by reference to Appendix C to the Company Proxy Statement filed September 22, 2008 (Commission file No. 000-22182)
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

14.1	Code of Ethics for Senior Financial Officers incorporated by reference to Exhibit 14.1 to Form 10-K for the fiscal year ended May 31, 2003, filed August 29, 2003 (Commission file No. 000-22182)
21*	List of subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Valuation Firm
23.3*	Consent of Independent Valuation Firm
31.1*	Certification of Frederick C. Goerner, CEO, pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Clifford L. Flowers, CFO, pursuant Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Frederick C. Goerner, CEO, pursuant to Section 1350
32.2*	Certification of Clifford L. Flowers, CFO, pursuant to Section 1350
99.1	Form of ISO Plan Option (Gaspar) dated May 29, 1992, incorporated by reference to Exhibit 28.2 to registration statement on Form SB-2, 1996 (Commission file No. 33-57858)
99.2	Form of NSO Plan Option (Berlin) dated May 29, 1992, incorporated by reference to Exhibit 28.3 to registration statement on Form SB-2, 1996 (Commission file No. 33-57858)
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

99.10*	Form of Incentive Stock Option Agreement to the Company’s 2006 Stock Option Plan
99.11*	Form of Non-Qualified Stock Option Agreement to the Company’s 2006 Stock Option Plan

Patriot Scientific Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Patriot Scientific Corporation

We have audited the accompanying consolidated balance sheets of Patriot Scientific Corporation and subsidiaries (the “Company”) as of May 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended May 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Patriot Scientific Corporation and subsidiaries as of May 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 14, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ KMJ Corbin & Company LLP
Costa Mesa, California
August 14, 2009

Patriot Scientific Corporation
Consolidated Balance Sheets

May 31,	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$6,206,868	$6,424,015
Restricted cash and cash equivalents	52,163	51,122
Marketable securities and short term investments	58,292	298,243
Accounts receivable	168,402	538,500
Accounts receivable – affiliated company	5,467	7,501
Notes receivable	447,810	450,115
Inventory	-	388,141
Work-in-process	27,279	-
Prepaid income taxes	506,526	222,311
Deferred tax assets	285,472	1,390,832
Prepaid expenses and other current assets	306,457	79,840
Total current assets	8,064,736	9,850,620

Marketable securities	10,598,389	12,527,675
Property and equipment, net	85,475	68,504
Goodwill	1,739,249	-
Other intangible assets, net	5,803,639	63,299
Deferred tax assets	2,843,677	-
Other assets	51,507	8,190
Investments in affiliated companies	4,540,280	2,913,614
Total assets	$33,726,952	$25,431,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$414,843	$555,690
Accrued expenses and other	593,330	373,848
Deferred revenue	26,311	-
Total current liabilities	1,034,484	929,538

Long term debt, including accrued interest	3,041,577	-
Deferred tax liabilities	-	1,085,181
Total long term liabilities	3,041,577	1,085,181
Total liabilities	4,076,061	2,014,719

Commitments and contingencies
Minority interest	-	115,406
Stockholders’ equity
Preferred stock, $.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $.00001 par value: 600,000,000 shares authorized: 438,067,618 shares issued and 410,354,054 shares outstanding at May 31, 2009 and 500,000,000 shares authorized: 410,979,163 shares issued and 389,414,915 shares outstanding at May 31, 2008	4,380	4,109
Additional paid-in capital	77,008,332	70,004,814
Accumulated deficit	(32,881,848)	(33,763,357)
Common stock held in treasury, at cost – 27,713,564 shares at May 31, 2009 and 21,564,248 shares at May 31, 2008	(13,850,659)	(12,723,172)
Accumulated other comprehensive loss	(629,314)	(220,617)
Total stockholders’ equity	29,650,891	23,301,777
Total liabilities and stockholders’ equity	$33,726,952	$25,431,902

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation
Consolidated Statements of Income

Years Ended May 31,	2009	2008	2007
Revenues:
Product sales and other	$4,761,271	$3,708,218	$638,784
License and service revenue	593,451	-	-
Total revenues	5,354,722	3,708,218	638,784

Cost of sales:
Product sales and other	2,136,264	1,510,450	319,374
License and service revenue	287,911	-	-
Amortization of purchased intangibles	661,761	-	-
Total cost of sales	3,085,936	1,510,450	319,374
Gross profit	2,268,786	2,197,768	319,410

Operating expenses:
Research and development	510,848	-	-
Selling, general and administrative	8,561,938	6,964,861	7,558,712
Settlement and license expense	-	836,400	7,524,537
Impairment of goodwill	235,897	-	-
Total operating expenses	9,308,683	7,801,261	15,083,249
Operating loss	(7,039,897)	(5,603,493)	(14,763,839)

Other income (expense):
Interest and other income	346,755	1,470,008	714,790
Loss on sale of assets	(1,733)	(4,139)	(3,163)
Interest expense	(66,933)	(389)	(355)
Impairment of note receivable	-	-	(339,551)
Impairment of investment in affiliated company	(866,667)	-	(126,746)
Gain on sale of subsidiary interest	-	150,000	-
Equity in earnings of affiliated companies	9,704,669	19,917,769	48,965,084
Total other income, net	9,116,091	21,533,249	49,210,059

Income before income taxes and minority interest	2,076,194	15,929,756	34,446,220

Provision for income taxes	964,129	6,426,029	10,755,033

Minority interest	230,556	115,406	-

Net income	$881,509	$9,388,321	$23,691,187

Basic income per common share	$-	$0.02	$0.06

Diluted income per common share	$-	$0.02	$0.06

Weighted average number of common shares outstanding - basic	403,098,012	390,956,153	378,036,989

Weighted average number of common shares outstanding - diluted	405,854,064	397,485,699	413,599,373

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common Stock					Accumulated
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Other Comprehensive Loss	Stockholders’ Equity	Comprehensive Income
Balance, June 1, 2006	366,199,765	$3,661	$69,551,981	$(58,728,091)	$-	$-	$10,827,551	$-
Exercise of warrants and options at $.05 to $.40 per share	1,787,500	18	213,982	-	-	-	214,000	-
Cashless exercise of warrants	38,681,396	387	(387)	-	-	-	-	-
Non-cash compensation	-	-	2,359,036	-	-	-	2,359,036	-
Extension of stock options previously issued to a consultant	-	-	324	-	-	-	324	-
Tax effect of exercise of stock options granted under APB 25	-	-	25,645	-	-	-	25,645	-
Purchase of common stock for treasury	(13,467,527)	-	-	-	(8,832,078)	-	(8,832,078)	-
Cash dividends at $.02 per share	-	-	-	(8,114,774)	-	-	(8,114,774)
Net income	-	-	-	23,691,187	-	-	23,691,187
Balance May 31, 2007	393,201,134	$4,066	$72,150,581	$(43,151,678)	$(8,832,078)	$-	$20,170,891	$-
Exercise of warrants and options at $.05 to $.10 per share	425,000	4	30,846	-	-	-	30,850	-
Cashless exercise of options	982,846	10	(10)	-	-	-	-	-
Cashless exercise of warrants	2,702,656	27	(27)	-	-	-	-	-
Non-cash compensation	-	-	509,971	-	-	-	509,971	-
Repurchase of warrants	-	-	(2,760,900)	-	-	-	(2,760,900)	-
Tax effect of exercise of stock options granted under APB 25	-	-	(25,645)	-	-	-	(25,645)	-
Issuance of stock in connection with settlement with former CFO	200,000	2	99,998	-	-	-	100,000	-
Purchase of common stock for treasury	(8,096,721)	-	-	-	(3,891,094)	-	(3,891,094)	-
Net income	-	-	-	9,388,321	-	-	9,388,321	9,388,321
Unrealized loss on investments, net of tax	-	-	-	-	-	(220,617)	(220,617)	(220,617)
Total comprehensive income								$9,167,704
Balance May 31, 2008	389,414,915	$4,109	$70,004,814	$(33,763,357)	$(12,723,172)	$(220,617)	$23,301,777
Exercise of options at $.05 per share	100,000	1	4,999				5,000
Non-cash compensation			405,478				405,478
Dissolution of subsidiary			6,715				6,715
Issuance of stock in connection with acquisition	26,988,455	270	6,581,944				6,582,214
Tax effect of exercise of stock options granted under APB 25			4,382				4,382
Purchase of common stock for treasury	(6,149,316)	-	-	-	(1,127,487)	-	(1,127,487)	-
Net income				881,509			881,509	881,509
Unrealized loss on investments, net of tax	-	-	-	-	-	(408,697)	(408,697)	(408,697)
Total comprehensive income								$472,812
Balance, May 31, 2009	410,354,054	$4,380	$77,008,332	$(32,881,848)	$(13,850,659)	$(629,314)	$29,650,891

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation
Consolidated Statements of Cash Flows

Years Ended May 31,	2009	2008	2007
Operating activities:
Net income	$881,509	$9,388,321	$23,691,187
Adjustments to reconcile net income to net cash used in operating activities:
Minority interest in variable interest entity	230,556	115,406	-
Amortization and depreciation	733,001	50,705	64,861
Impairment of goodwill	235,897	-	-
Expense related to extension of expiration date of stock options	-	-	324
Accrued interest income added to investments and notes receivable	(11,195)	(1,391)	(2,026)
Equity in earnings of affiliated companies	(9,704,669)	(19,917,769)	(48,965,084)
Loss on disposal of fixed assets	1,733	4,139	3,163
Value of stock issued in connection with legal settlement	-	100,000	-
Write-off of patent costs	21,527	-	-
Non-cash compensation relating to issuance and vesting of stock options and vesting of warrants	419,007	509,971	2,359,036
Impairment of note receivable	-	-	339,551
Impairment of investment in affiliated company	866,667	-	126,746
Gain on variable interest entity sale of portion of subsidiary interest	-	(150,000)	-
Deferred income taxes	(379,465)	(9,936,912)	9,782,969
Changes in operating assets and liabilities, net of effects of acquisition and deconsolidation:
Accounts receivable	110,975	(186,110)	(186,560)
Receivable from affiliated company	2,034	(7,501)	-
Inventory	(458,134)	(341,780)	1,970
Work-in-process	(15,621)	-	-
Prepaid expenses and other current assets	(71,710)	355,990	(24,294)
Prepaid income taxes	64,282	1,848,670	(2,070,981)
Deferred revenue	26,311	-	-
Accounts payable and accrued expenses	(118,139)	(1,091,256)	1,122,499
Accrued contested fee payable	-	-	(394,063)
Net cash used in operating activities	(7,165,434)	(19,259,517)	(14,150,702)
Investing activities:
Proceeds from sale of marketable securities and short-term investments	1,582,287	22,076,589	8,832,078
Purchase of short-term investments	(92,124)	(30,925,518)	(9,662,513)
Proceeds from sale of fixed assets	-	225	-
Proceeds from sale of restricted investments	-	52,500	-
Purchases of property and equipment	(57,684)	(27,699)	(5,827)
Costs incurred for patents and trademarks	-	(39,328)	-
Proceeds from variable interest entity sale of portion of subsidiary interest	-	100,000	-
Cash received from repayment of note receivable	50,243	-	-
Investments in affiliated companies	(1,815,899)	(400,000)	(120,000)
Distributions from affiliated company	9,712,417	20,288,124	50,034,029
Purchases of convertible notes receivable	(667,750)	(400,000)	-
Cash paid in acquisitions, net of cash received	(2,874,109)	-	-
Issuance of note receivable	(478,000)	-	(589,551)
Cash given up in deconsolidation of variable interest entity	(366,596)	-	-
Cash received in consolidation of variable interest entity	-	-	40,970
Net cash provided by investing activities	4,992,785	10,724,893	48,529,186
Financing activities:
Payment of cash dividends	-	-	(8,114,774)
Principal payments on notes payable	(216,393)	-	(50,089)
Proceeds from issuance of notes payable	3,290,000	-	-
Proceeds from exercise of common stock warrants and options	5,000	30,850	214,000
Repurchase of warrants	-	(2,760,900)	-
Repurchase of common stock for treasury	(1,127,487)	(3,891,094)	(8,832,078)
Tax effect of exercise of options granted under APB 25	4,382	(25,645)	25,645
Net cash provided by (used in) financing activities	$1,955,502	$(6,646,789)	$(16,757,296)

Patriot Scientific Corporation
Consolidated Statements of Cash Flows, continued

Years Ended May 31,	2009	2008	2007

Net increase (decrease) in cash and cash equivalents	(217,147)	(15,181,413)	17,621,188
Cash and cash equivalents, beginning of year	6,424,015	21,605,428	3,984,240
Cash and cash equivalents, end of year	$6,206,868	$6,424,015	$21,605,428

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$66,933	$389	$355
Cash payments for income taxes	$1,273,785	$14,528,000	$3,017,400

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Cashless exercise of warrants	$-	$27	$387
Cashless exercise of stock options	$-	$10	$-
Note receivable issued in connection with variable interest entity sale of portion of subsidiary interest	$-	$50,000	$-
Reclassification of prepaid software costs to property and equipment	$-	$3,990	$-
Deferred (benefit) taxes related to unrealized loss on investments in marketable securities charged to other comprehensive income	$270,590	$151,708	$-
Fair market value of assets received in collection of note receivable and subsequently contributed for preferred stock of affiliate	$-	$-	$250,000
Conversion of note receivable to preferred stock – Avot Media, Inc.	$250,000	$-	$-
Insurance premium financed with a note payable	$210,888	$-	$-
Conversion of notes receivable plus accrued interest in connection with PDSG acquisition	$857,754	$-	$-
Common stock issued in connection with PDSG acquisition	$6,582,214	$-	$-

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements

1. Organization and Business

Patriot Scientific Corporation (the “Company”, “PTSC”, “we”, “us”, or “our”), was organized under Delaware law on March 24, 1992 and is the successor by merger to Patriot Financial Corporation, a Colorado corporation, incorporated on June 10, 1987. In 1997 we acquired Metacomp, Inc. which we dissolved in September 2008 and in June 2005 we entered into a joint venture agreement with Technology Properties Limited, Inc. (“TPL”) to form Phoenix Digital Solutions, LLC (“PDS”). In March 2007, we became the primary beneficiary of Holocom, Inc. (formerly known as Scripps Secured Data, Inc.) (“Holocom”), a variable interest entity (‘VIE”) and we were required to consolidate Holocom effective in March 2007.  Due to a re-consideration event on May 1, 2009, we deconsolidated Holocom (see Note 12).  During May 2008, we acquired an interest in Talis Data Systems, LLC (“Talis”), a Delaware LLC that produces multi-domain hardware.  In September 2008, we acquired Patriot Data Solutions Group, Inc. (formerly known as Crossflo Systems, Inc.) (“PDSG”) a California company.  During the fiscal year 2009, we acquired preferred shares of Avot Media, Inc. (“Avot”).

Our primary operating activity has been as an intellectual property company that licenses our jointly held patent portfolio technology, through our interest in PDS, to others and litigates against those who infringe upon the patent portfolio technology.  Through the acquisition of PDSG, our primary operating activity will be providing data sharing services and secure data solutions.

Holocom develops and manufactures network-security hardware to government, military, and other high-security facilities.

2. Summary of Significant Accounting Policies

Basis of Consolidation
The consolidated balance sheet at May 31, 2009 includes our accounts and those of our wholly owned subsidiary PDSG and our inactive subsidiary Plasma Scientific Corporation.  The consolidated statement of income for the fiscal year ended May 31, 2009 includes our accounts, those of our wholly owned subsidiary PDSG, Plasma Scientific Corporation and the VIE for which we are the primary beneficiary for the period in fiscal 2009 (June 1, 2008 through April 30, 2009). All significant intercompany accounts and transactions have been eliminated.  During September 2008, we dissolved our majority owned inactive subsidiary, Metacomp, Inc.

The consolidated balance sheet at May 31, 2008 and the consolidated statements of income for the fiscal years ended May 31, 2008 and 2007 include our accounts, those of our wholly owned inactive subsidiaries, Metacomp, Inc. and Plasma Scientific Corporation and all VIEs for which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Consolidation of Affiliate (continued)
FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46(R), were adopted as of December 31, 2003, for our interests in all VIEs. Beginning with the quarter ended May 31, 2007, we consolidated Holocom as Holocom was deemed a VIE and we determined that we were the primary beneficiary of Holocom.  During July 2008, Holocom obtained a credit facility for up to $300,000 from a third party, the credit facility term extended to May 1, 2009, and was guaranteed by us.  As a result of our guarantee on the third party credit facility, we maintained a variable interest in Holocom.  Upon expiration of the credit facility on May 1, 2009 we deconsolidated Holocom as we are no longer deemed to be the primary beneficiary (see Note 12).

Financial Instruments and Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, investments in marketable securities, and trade accounts receivable.

At times, our balance of cash maintained with our bank may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured limit of $250,000. At May 31, 2009, neither PTSC’s nor PDSG’s cash and cash equivalents balance exceeded the FDIC limit.  At May 31, 2009, PTSC’s cash and cash equivalents balance consisting of money market accounts not subject to FDIC insurance was $5,987,845.  At May 31, 2008, the FDIC insured limit was $100,000 and PTSC’s cash and cash equivalents balance exceeding the limit was $25,000.  At May 31, 2008, Holocom’s cash and cash equivalents balance exceeding the FDIC limit was $203,888.  At May 31, 2008, PTSC’s cash and cash equivalents balance consisting of money market accounts not subject to FDIC insurance was $6,121,546.  We limit our exposure of loss by maintaining our cash with financially stable financial institutions. When we have excess cash, our cash equivalents are placed in high quality money market accounts with major financial institutions. We believe this investment policy limits our exposure to concentrations of credit risk.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the wide variety of customers and markets which comprise our customer base, as well as their dispersion across many different geographic areas. We routinely assess the financial strength of our customers and, as a consequence, believe that our accounts receivable credit risk exposure is limited. Generally, we do not require collateral or other security to support customer receivables.  As of May 31, 2009, PDSG’s customers A, B and C accounted for 59.7%, 17.5% and 13.4%, respectively, of gross accounts receivable.  As of May 31, 2008, Holocom’s customer A accounted for 15.8% of gross accounts receivable and Holocom’s customer B accounted for 38% of gross accounts receivable.

Fair Value of Financial Instruments
Our financial instruments consist principally of cash and cash equivalents, investments in marketable securities and short-term investments, accounts receivable, accounts payable, accrued expenses and long term debt.  The carrying value of these financial instruments, other than the investments in marketable securities, approximates fair value because of the immediate or short-term maturity of the instruments.  The interest rate on our long term debt is based on market indices.

Our investments in marketable securities consist of auction rate securities.  Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rate.  While we continue to receive interest payments on our auction rate investments despite failed auctions, we believe the carrying value of these auction rate securities no longer approximates fair value.  We estimated the fair value of these securities at May 31, 2009 and 2008 based on an independent valuation performed by Houlihan Smith & Company Inc., an independent valuation firm.  In determining the estimate of fair value, consideration was given to credit quality, estimated cash flows, and estimated probabilities of default, auction failure and a successful auction at par or repurchase at par.  Based on this valuation, we recorded a net temporary impairment of $408,697 and $220,617, respectively, in other comprehensive income at May 31, 2009 and 2008, respectively, which represents the gross valuation adjustment of $1,051,611, net of the related tax benefit of $422,297 at May 31, 2009 and a gross valuation adjustment of $372,325, net of the related tax benefit of $151,708 at May 31, 2008 (see Note 5).

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Cash Equivalents, Restricted Cash, and Short-Term Investments
For purposes of balance sheet classification and the statements of cash flows, we consider all highly liquid investments acquired with a maturity of three months or less to be cash equivalents.

Restricted cash and cash equivalents at May 31, 2009 and 2008 consist of two savings accounts required to be held as collateral for corporate credit card accounts.

At May 31, 2009 and 2008, PTSC’s short-term investments in the amount of $58,292 and $288,099, respectively, consist of accrued interest receivable on our auction rate securities which is receivable semi-annually according to the terms specified in each auction rate security instrument.  At May 31, 2008, Holocom’s short-term investments consist of a certificate of deposit in the amount of $10,144 with a maturity date of December 11, 2008.  These values are reported at cost, which approximate fair market value.

Accounts Receivable
At May 31, 2009, our accounts receivable consists primarily of the accounts of PDSG.  PDSG’s accounts receivable consist of trade receivables recorded at the original invoice amount, less an estimated allowance for uncollectible accounts of which there was none at May 31, 2009.  Trade receivables are periodically evaluated for collectibility based on past credit histories with customers and their current financial condition.  Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised.  Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts.

At May 31, 2008, our accounts receivable consists primarily of the accounts of Holocom.  Holocom’s accounts receivable consist of trade receivables recorded at the original invoice amount, less an estimated allowance for uncollectible accounts of which there was none at May 31, 2008.  Trade receivables are periodically evaluated for collectibility based on past credit histories with customers and their current financial condition.  Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised.  Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts.  Holocom also calculates a sales returns reserve based on terms of its distribution contracts.

Inventory
At May 31, 2008, inventory consists of Holocom raw materials and finished goods manufactured by third party vendors. The cost of inventory is determined using a method that approximates first-in, first-out and has been stated at the lower of cost or net realizable value.

Work-In-Process
At May 31, 2009, work-in-process represents the excess of recognized revenue over invoices to customers on PDSG’s current contracts in progress.

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Property, Equipment and Depreciation
Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years.  Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense when incurred.

Business Combinations and Intangible Assets Including Goodwill
Business combinations are accounted for using the purchase method of accounting and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date.  Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets.  Obtaining information needed to finalize the fair value of the acquired assets and liabilities takes time and frequently occurs over several quarters.  Accordingly, it is common for initial fair value estimates to be subsequently revised.  The results of operations of acquired businesses are included in our consolidated financial statements from the acquisition date.

Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.  They are reviewed for impairment if indicators of potential impairment exist.  Goodwill is tested for impairment on an annual basis.

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets
Management assesses the recoverability of our long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows.  The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.

Based on a combination of factors occurring during fiscal 2009, including the current economic environment, market conditions, and decline of our stock value, management has determined that indicators for impairment of goodwill and intangible assets existed.

The inability of PDSG to meet its business plan and the general economic environment were indicators of potential impairment on our goodwill and intangible assets, accordingly at May 31, 2009, management obtained a third party valuation of PDSG’s goodwill and intangibles from Vantage Point Advisors, Inc.  Based on the results of the valuation, it was determined that goodwill was impaired by approximately $236,000.  We have recorded this as an impairment of goodwill on our consolidated statement of income for the fiscal year ended May 31, 2009.

Investments in Affiliated Companies
We have a 50% interest in PDS (see Note 11). This investment is accounted for using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statements of income in the caption “Equity in earnings of affiliated companies”.

We have a 38.9% interest in Talis (see Note 11).  We account for our investment using the equity method of accounting pursuant to paragraph 8 of AICPA Statement of Position (“SOP”) 78-9, Accounting for Investments in Real Estate Ventures (which has applicability to non-real estate entities as well).  Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the condensed consolidated statements of income in the caption “Equity in earnings of affiliated companies”.

We own 37.1% of the preferred stock of Avot Media, Inc. (“Avot”) (see Note 11).  This investment is accounted for at cost since we do not have the ability to exercise significant influence over the operating and financial policies of Avot.

We own 100% of the preferred stock of Holocom (see Note 11). This investment is accounted for at cost plus the effects of deconsolidation of the VIE since we do not have the ability to exercise significant influence over the operating and financial policies of Holocom.

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

The inability of Avot to meet its business plan, to raise capital, and the general economic environment were indicators of impairment on our investment, accordingly at May 31, 2009, management obtained a third party valuation of Avot from Vantage Point Advisors, Inc.  Based on the results of the valuation, it was determined that our investment in Avot was impaired by approximately $867,000.  We have recorded this as an impairment of investment in affiliated company on our consolidated statement of income for the fiscal year ended May 31, 2009.

Treasury Stock
We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.

Comprehensive Income
Comprehensive income as presented in the consolidated statements of stockholders’ equity includes unrealized gains and losses which are excluded from the consolidated statements of income in accordance with SFAS No. 130, Reporting Comprehensive Income.  For the fiscal years ended May 31, 2009 and 2008, this amount included unrealized losses on investments classified as available-for-sale.  The amount is presented net of tax-related effects of $422,297 and $151,708, respectively.

Revenue Recognition
Historically we recognized revenue from the sale of our microprocessor chips upon shipment to the customer, at which time title transferred and we had no further obligations.  We discontinued the sale of our microprocessor chips during the first fiscal quarter of fiscal 2009. Revenue from technology license agreements is recognized at the time a contract is entered into, the license method is determined (paid-in-advance or on-going royalty), and the customer is provided with the licensed technology, if applicable.  Fees for maintenance or support are recorded on a straight-line basis over the underlying period of performance.

PDSG sells software and services to end users primarily through relationships with systems integrators and prime contractors.  PDSG recognizes revenue in accordance with AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and all related amendments and interpretations.  PDSG’s revenue is derived primarily from the following sources: (i) software licensing, (ii) related professional services, and (iii) post contract customer support (“PCS”) agreements.  PCS agreements typically include software updates, on a when and if available basis, telephone and internet access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenue for support services is recognized on a straight-line basis over the support period.

When a sale involves multiple elements, PDSG allocates the entire fee from the arrangement to each respective element based on its Vendor Specific Objective Evidence (“VSOE”) of fair value and recognizes revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately.  PDSG has not yet demonstrated VSOE for the professional services that are rendered in conjunction with its software license sales.  Accordingly, we have combined their presentation on our consolidated statements of income under the caption “License and service revenue”.

The majority of PDSG’s contracts with customers, including systems integrators and prime contractors, are multiple element arrangements which contain professional services that are considered essential to the functionality of the other elements of the arrangement.  PDSG accounts for revenue on these arrangements according to the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under SOP 81-1, PDSG recognizes revenue based on progress towards contract completion measured by actual hours incurred in relation to the estimate of total expected hours. PDSG measures SOP 81-1 revenues by applying the contract-specific estimated percentage of completion to the total contract amount for software and professional services.  PDSG routinely updates the estimates of future hours for agreements in process and reports any cumulative effects of such adjustments in current operations. PDSG immediately recognizes any loss expected on these contracts when it is projected that loss is probable.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Revenue Recognition (continued)

In certain situations where PDSG’s customer contracts contain acceptance criteria or other conditions that are deemed adverse to the probability for collection, revenues recognized are limited by the amount of cash already collected.

Holocom recognized revenue upon shipment of its product or upon receipt of its product by the customer when shipped FOB destination and recognized revenue on its short-term installation contracts as time and materials costs were incurred.

Holocom maintained agreements with stocking distributors. These agreements provided for a limited product warranty for a period of one year from the date of sale to the end user. The warranty did not cover damage to the product after it was delivered to the distributor. Holocom’s stocking distributor agreements also allowed limited rights to periodic stock rotation.  These rotation rights allowed for the exchange of a percentage of distributor inventory for replacement products of the distributor’s choosing. At April 30, 2009, Holocom had evaluated the potential for rotated product and had provided for the estimated impact in the accounting records.

Shipping and Handling
EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be classified as either cost of sales or disclosed in the notes to the financial statements. Holocom included shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight and unreimbursed shipping to customers are included in cost of sales.

Selling, General and Administrative
Selling expenses include items such as sales salaries and commissions, marketing and advertising costs and consultant services.  Advertising costs are expensed as incurred and for the fiscal year ended May 31, 2009 and 2008, were $249 and $2,097, respectively.  There were no advertising costs for the fiscal year ended May 31, 2007.  General and administrative expenses include costs for items such as salaries, legal and accounting, and insurance.

Research and Development
Research and development costs are expensed as incurred and primarily include payroll and related benefit costs and contractor fees.

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Net Income Per Share
We apply SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. At May 31, 2009, 2008 and 2007, potential common shares of 9,725,000, 2,645,000 and 330,000, respectively, related to our outstanding warrants and options were not included in the calculation of diluted income per share as they had an anti-dilutive effect.

In connection with our acquisition of PDSG, we issued escrow shares that are contingent upon certain representations and warranties made by PDSG at the time of the merger agreement (see Note 3).  These escrow shares will be released one year from September 1, 2008, the closing date of the merger.  In accordance with SFAS No. 128, we exclude these escrow shares from the basic earnings per share calculations and include the escrowed shares in the diluted earnings per share calculations.

	Year Ended May 31, 2009
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$881,509	403,098,012	$-
Diluted EPS:
Effect of dilutive securities:
Options and warrants		644,012
Escrow shares	-	2,112,040
Income available to common shareholders	$881,509	405,854,064	$-

	Year Ended May 31, 2008
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$9,388,321	390,956,153	$0.02
Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	6,529,546
Income available to common shareholders	$9,388,321	397,485,699	$0.02

	Year Ended May 31, 2007
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$23,691,187	378,036,989	$0.06
Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	35,562,384
Income available to common shareholders	$23,691,187	413,599,373	$0.06

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying footnotes.  Actual results could differ from those estimates.  On an ongoing basis we evaluate our estimates, including, but not limited to: the realizability of accounts and notes receivable, valuation of work-in-process, fair values of investments in marketable securities, the use, recoverability, and /or realizability of certain assets, including investments in affiliated companies, intangible assets, goodwill, deferred tax assets, and stock-based compensation.

Minority Interest
Minority interest in our consolidated financial statements resulted from the accounting for the acquisition of a noncontrolling interest in Holocom. Noncontrolling interest represented a partially owned subsidiary’s income, losses, and components of other comprehensive income which was attributed to the controlling and noncontrolling interests or other parties with a right or obligation that affects the attribution of comprehensive income or loss, on the basis of their contractual rights or obligations, if any, otherwise, on the basis of ownership interests.

The noncontrolling interest in Holocom, which we were required to consolidate as we were the primary beneficiary, had been reduced to zero due to the initial allocation of losses prior to the period in which we were required to consolidate. If a noncontrolling interest has been reduced to zero, the primary beneficiary must absorb any losses that are in excess of the value of the noncontrolling interest’s equity. For the period in which we were required to consolidate, March 27, 2007 through May 31, 2007 we absorbed $169,913 of Holocom’s losses as we were the primary beneficiary.  For the fiscal year ended May 31, 2008, Holocom had net income of $285,319 after taxes.  Under the provisions of FIN 46 (R), we were able to recover our absorbed losses before allocating income to the noncontrolling interest.  At May 31, 2008, the minority interest presented in our consolidated financial statements was $115,406, the amount of Holocom’s fiscal 2008 net income after tax less our absorbed losses during fiscal 2007.

During the fiscal year ended May 31, 2009, a reconsideration event occurred and we de-consolidated Holocom.  Accordingly, no minority interest is reported in our fiscal 2009 consolidated balance sheet.

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

Stock-based compensation expense recognized during the period is based on the grant date fair value of the portion of share-based payment awards ultimately expected to vest during the period in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statements of income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the fiscal years ended May 31, 2009, 2008 and 2007, of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated expected term of option grants for the fiscal years ended May 31, 2009, 2008 and 2007 was five years.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation (continued)

In November 2005, FASB issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FAS 123R-3”).  We have elected to adopt the alternative transition method provided in FAS 123R-3.  The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. SFAS No. 123(R) requires the cash flows resulting from such excess tax benefits to be classified as financing cash flows. During the year ended May 31, 2007, we classified excess tax benefits of $25,645 as financing cash inflows.

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

Summary of Assumptions and Activity
The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected volatility for the fiscal years ended May 31, 2009, 2008 and 2007 is based on the historical volatilities of our common stock.  These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

	Year Ended May 31, 2009	Year Ended May 31, 2008	Year Ended May 31, 2007

Expected term	5 yrs	5 yrs	5 yrs
Expected volatility	120 – 125%	122 – 128%	146 – 156%
Risk-free interest rate	1.67 - 3.23%	2.23 - 4.96%	4.78 - 5.00%
Expected dividends	-	2.82%	-

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation (continued)
A summary of option activity as of May 31, 2009 and changes during the fiscal year then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2008	8,195,000	$0.44
Options granted	2,275,000	$0.20
Options exercised	(100,000)	$0.05
Options forfeited	(160,000)	$0.33

Options outstanding at May 31, 2009	10,210,000	$0.39	3.17	$19,250

Options vested and expected to vest at May 31, 2009	8,089,821	$0.39	3.07	$19,250

Options exercisable at May 31, 2009	5,806,427	$0.44	2.55	$9,950

The weighted average grant date fair value of options granted during the fiscal years ended May 31, 2009, 2008 and 2007 was $0.14, $0.32 and $0.82 per option, respectively. The total intrinsic value of options exercised during the fiscal years ended May 31, 2009, 2008 and 2007 was $11,000, $562,150 and $290,100, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices.

The aggregate intrinsic value in the table above represents the differences in market price at the close of the fiscal year ($0.12 per share on May 31, 2009) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.12) on May 31, 2009.

As of May 31, 2009, there was $890,796 of total unrecognized compensation cost related to employee stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next 46 months.  Approximately $550,000 of the total unrecognized compensation cost relates to 2,000,000 performance options granted to our CEO.  We are not currently recognizing compensation cost relating to these option grants as we have determined that it is not currently probable that the vesting conditions in the grants will be met.  When such vesting conditions are probable to be met, we will record the compensation cost for the grants.  On April 1, 2009, our Compensation Committee authorized the performance options held by our V.P. of Business Development to immediately vest, accordingly, we recorded $54,680 in compensation cost relating to these options.

The following table summarizes employee and director stock-based compensation expense for PTSC and employee stock-based compensation for PDSG related to stock options under SFAS No. 123(R) for the fiscal years ended May 31, 2009, 2008 and 2007, which was recorded as follows:

	Year Ended	Year Ended	Year Ended
	May 31, 2009	May 31, 2008	May 31, 2007
Research and development - PDSG	$1,542	$-	$-
Selling, general and administrative expense - PDSG	47,166	-	-
Selling, general and administrative expense - PTSC	357,039	502,770	2,356,000
Total	$405,747	$502,770	$2,356,000

During the eleven months ended April 30, 2009 and the fiscal year ended May 31, 2008, Holocom recognized $6,328 and $7,201, respectively, of employee, consultant and director stock-based compensation expense related to stock options under SFAS No. 123(R).

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Adoption of Recent Accounting Pronouncements

On June 1, 2008, we adopted SFAS No. 157, Fair Value Measurement for financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements.  The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.  Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements.  The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB FSP 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the fiscal year beginning June 1, 2009.  The adoption did not have a material effect on our results of operations and financial position.  We are in the process of evaluating the impact of adoption of SFAS No. 157 for nonfinancial assets and liabilities, but do not anticipate that the adoption will have a material impact on our consolidated financial statements.

On December 15, 2008, we adopted FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP requires additional disclosures about transfers of financial assets and involvement with variable interest entities. The FSPs are effective for all reporting periods ending after December 15, 2008.  The adoption of this standard did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

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

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  We expect to adopt this standard with our August 31, 2009 interim report and do not expect the standard to have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. The objective of this statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement is effective for interim or annual reporting periods ending after June 15, 2009.  We expect to adopt this standard on June 1, 2009 and do not expect the standard to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities.  The statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  We expect to adopt this standard on June 1, 2010 and do not expect the standard to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162.  The Codification will become the source of authoritative U.S. GAAP.  The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We expect to adopt this standard with the filing of our Quarterly Report on Form 10-Q for the period ended November 30, 2009 and do not expect the standard to have a material impact on our consolidated financial statements.

3. Acquisitions

Collectively, the three acquisitions below completed during the fiscal year ended May 31, 2009 are known as Patriot Data Solutions Group, Inc. (“PDSG”).

Crossflo Systems, Inc.

On September 1, 2008, we acquired all of the outstanding shares of Crossflo Systems, Inc. (“Crossflo”).  The results of Crossflo’s operations have been included in our consolidated financial statements since that date.  Crossflo markets data sharing services and products primarily to the public safety/government sector.  Crossflo’s flagship product is the Crossflo DataExchange (“CDX”).  CDX is a commercial off-the-shelf middleware designed for interagency and cross-domain data sharing which allows end users to selectively share information and rapidly connect disparate data sources across multiple platforms.  Crossflo is expected to be a leading provider of data sharing solutions for the markets it targets.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Acquisitions (continued)

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

Purchase consideration:
Price per share	$0.24389
Number of common shares issued	26,988,455
Value of shares issued	6,582,214
Cash paid, including acquisition costs	2,850,790
Conversion of convertible notes and accrued interest receivable	824,600
$10,257,604

Allocation of purchase consideration:
Tangible assets acquired:
Cash	$272,509
Accounts receivable	101,179
Work-in-process	11,658
Deferred tax assets	2,173,443
Property and equipment	49,399
Prepaid expenses and other	36,590
Identifiable intangible assets acquired:
Customer contracts – open orders	63,600
Maintenance agreements	75,400
Technologies and processes	5,932,400
Goodwill	1,668,630
Total assets acquired	10,384,808
Liabilities assumed:
Current liabilities	(127,204)
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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Acquisitions (continued)

Goodwill in the amount of $1,668,630 was assigned to the Crossflo segment.  This amount is not deductible for income tax purposes.

The net deferred tax asset is a result of purchase accounting.  The deferred tax asset results from Crossflo’s net operating loss carryforwards that can be used to offset consolidated taxable income in future periods, offset by the deferred tax liability which is the result of future amortization expenses attributable to the acquired intangible assets which will not be deductible for income tax purposes.

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Acquisitions (continued)

	Fiscal Year Ended	Fiscal Year Ended
	May 31, 2009	May 31, 2008
Revenue	$5,580,346	$4,611,186
Net income (loss)	$(19,811)	$6,526,666
Earnings per common share—basic	$-	$0.02
Earnings per common share—diluted	$-	$0.02

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

Pursuant to the purchase agreement, Crossflo paid Verras $80,288 on December 3, 2008, and the remaining $400,000 is due in four equal installments on the three, six, nine and twelve month anniversaries of the closing date.  This liability is included in accrued expenses on our consolidated balance sheet at May 31, 2009.  On March 1 and June 1, 2009, Crossflo paid Verras $100,000 pursuant to the agreement.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Acquisitions (continued)

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

Vigilys

On March 27, 2009, Crossflo acquired the Vigilys™ Tactical Operating System (“Vigilys”) business line from Kratos Defense & Security Solutions, Inc. for total cash consideration of $197,004.

Allocation of purchase consideration:
Identifiable intangible assets acquired:
Customer relationships	$29,000
Trademarks/names	14,500
Technology	43,500
Goodwill	110,004
Total assets acquired	$197,004

The fair values assigned to identifiable intangible assets acquired were based on an appraisal performed by an independent third party using estimates and assumptions determined by management.  The fair values of the customer relationships, trademarks/names and technology were determined using an income approach.

None of our acquired intangible assets were assigned to research and development assets.  The acquired intangible assets of $87,000 have a weighted-average useful life of approximately 7 years.  The intangible assets that make up that amount include customer relationships of $29,000 (5 year weighted-average useful life), trademarks/names of $14,500 (10 year weighted-average useful life) and technology of $43,500 (5 year weighted-average useful life).

Goodwill in the amount of $110,004 was assigned to Vigilys.  This amount will be assigned a 15 year life and amortized for income tax purposes.

Proforma Financial Information

Due to the immaterial nature of Vigilys’ operations, no proforma financial statement information will be presented.

4. Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, goodwill originating from the acquisitions will not be amortized and will be tested for impairment on an annual basis and between annual tests based on certain circumstances.

Purchased intangible assets are being amortized over a period of 9 months to 10 years.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Goodwill and Other Intangible Assets (continued)

The following table presents details of our other intangible assets:

				Net Carrying Value
	Estimated	Allocated	Accumulated	May 31,
	Life in Years	Value	Amortization	2009

Customer contracts – open orders	0.75	$63,600	$(63,600)	$-
Customer relationships	5.00	65,000	(4,566)	60,434
Maintenance agreements	4.00	75,400	(14,139)	61,261
Trademarks/names	10.00	124,500	(5,744)	118,756
Technologies and processes	5.00–8.00	6,136,900	(573,712)	5,563,188
		$6,465,400	$(661,761)	$5,803,639

Amortization expense related to other intangible assets including Holocom’s amortization of patent expense for the eleven months ended April 30, 2009 was $664,544, $14,346 and $23,192 during the fiscal years ended May 31, 2009, 2008 and 2007, respectively.

Future amortization is estimated to be as follows:

Fiscal Year
2010	$826,752
2011	826,752
2012	826,752
2013	812,605
2014	785,806
Thereafter	1,724,972

At May 31, 2008, the intangibles balance of $63,299 related entirely to the net carrying value of Holocom’s patents.

The inability of PDSG to meet its business plan and the general economic environment were indicators of potential impairment on our goodwill and intangible assets, accordingly at May 31, 2009, management obtained a third party valuation of PDSG’s goodwill and intangibles from Vantage Point Advisors, Inc.  Based on the results of the valuation, it was determined that goodwill was impaired by approximately $236,000.  We have recorded this as an impairment of goodwill on our consolidated statement of income for the fiscal year ended May 31, 2009.

The changes in the carrying amount of goodwill for the fiscal year ended May 31, 2009 are as follows:

Balance, June 1, 2008	$-
Goodwill of Crossflo acquired (see Note 3)	1,668,630
Goodwill of Verras acquired (see Note 3)	196,512
Goodwill of Vigilys acquired (see Note 3)	110,004
Impairment of Crossflo goodwill	(235,897)
Balance, May 31, 2009	$1,739,249

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

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

The following table represents our financial instruments subject to SFAS No. 157 and the valuation approach applied to each class of security:

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance as of May 31, 2009

Auction rate securities	$—	$—	$10,598,389	$10,598,389

The valuation of these securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by Houlihan Smith & Company, Inc.  As a result of the estimated fair value, we have determined that there is a temporary impairment in the valuation of these securities of $1,051,611.  We have recorded an unrealized loss of $629,314 in accumulated other comprehensive loss at May 31, 2009, which represents the cumulative gross valuation adjustment of $1,051,611, net of the related tax benefit of $422,297. These securities are held “available-for-sale” in conformity with SFAS No. 115 and the unrealized loss is included in other comprehensive income in the current period. Due to the uncertainty related to the liquidity in the auction rate security market, we have classified these auction rate securities as long-term assets on the consolidated balance sheets.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Fair Value Measurements (continued)

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities	Total
Beginning balance	$—	$—
Transfers in to Level 3	12,900,000	12,900,000
Total realized/unrealized losses:
Included in earnings	—	—
Included in comprehensive income (loss)	(1,051,611)	(1,051,611)
Settlements	(1,250,000)	(1,250,000)
Ending balance	$10,598,389	$10,598,389

Total amount of unrealized losses for the fiscal year ended May 31, 2009 included in other comprehensive income (loss) attributable to the change in fair market value relating to assets still held at the reporting date	$(679,286)	$(679,286)

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. All unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other comprehensive income (loss).

On June 1, 2009, $750,000 of our ARS was redeemed by the issuers at par.

6. Accounts Receivable

Trade accounts receivable at May 31, 2009 is $168,402, of which $166,694 is held by PDSG.  At May 31, 2008, trade accounts receivable was $538,500, of which $511,541 was held by Holocom. No allowance for doubtful accounts has been recorded for the fiscal years ended May 31, 2009 or 2008.

At May 31, 2009 and 2008, accounts receivable from our investee PDS was $5,467 and $7,501, respectively.  These balances represent reimbursements we submit to PDS for our legal and related costs incurred in various legal matters of which we are listed as co-defendant with TPL.

7.  Notes Receivable

On February 24, 2009, we received a promissory note from Avot for principal of $100,000.  Interest at the rate of 8% accrues on the note until its maturity date of August 24, 2009.

On March 12, 2009, we entered into a secured revolving loan note with Avot for $500,000.  The note bears interest at a rate of 8% and is due December 12, 2009. The note is secured by the assets presently owned or acquired in the future by Avot.  Upon entering into the secured revolving loan note, the short term note we received from Avot on February 24, 2009 was cancelled and the principal amount of $100,000 was classified as an initial advance on the revolving loan note.  Under terms of the note, not more than one request for advances shall be made within a single month.  On March 13, 2009, April 1, 2009 and May 11, 2009, we advanced $115,000, $115,000 and $115,000, respectively, to Avot under terms of the note.  At May 31, 2009, the balance of the note receivable was $447,810, including accrued interest receivable of $2,810 recognized during the year ended May 31, 2009.  During June 2009, we advanced the remainder of the note (see Note 19).

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Notes Receivable (continued)

On October 28, 2008, we received a promissory note from Verras for principal of $33,000.  Interest in the amount of $154 at the rate of 5% accrued on the note until December 1, 2008 at which time the note principal and accrued interest were deducted from the cash payment at closing of the acquisition of Verras (see Note 3).

During fiscal year 2008, Holocom sold a membership interest in its subsidiary DataSecurus, LLC (now known as Talis) to an unrelated third party for $100,000 in cash and a $50,000 non-interest bearing note receivable due in June 2008.  On June 1, 2008, Holocom assigned the $50,000 note receivable to us and we agreed to reduce the amount of our line of credit with Holocom by the amount of the note receivable.  On June 26, 2008, we were paid in full by the third party debtor.

On November 22, 2006, we entered into a Revolving Line of Credit Facility Agreement (the “Line of Credit Agreement”) with Holocom Networks (the predecessor to Holocom, Inc.) which provided for borrowings of up to $700,000 under a revolving line of credit extended by us to Holocom Networks.  On November 22, 2006, we advanced Holocom Networks $350,000 and further advanced an additional $230,000 during the three months ended February 28, 2007. Borrowings under the Line of Credit Agreement were used by Holocom Networks for its operating cash flow needs. The borrowings bore interest at the prime rate, as announced by Bank of America, plus 2% per annum, and interest-only payments were due monthly. Pursuant to the terms of the Line of Credit Agreement, all unpaid principal and accrued and unpaid interest was due February 22, 2007. Borrowings under the Line of Credit Agreement were collateralized by substantially all of the assets of Holocom Networks.

During the quarter ended February 28, 2007, we determined that the outstanding borrowings under the Line of Credit Agreement of $589,551, which included accrued interest and late fees of $9,551, were uncollectible as Holocom Networks was unable to make the required interest payments. As a result, we foreclosed on the assets of Holocom Networks.  At the foreclosure sale, we acquired the patents, trademarks, equipment, inventory, and certain other collateral of Holocom Networks pursuant to the terms of a Security Agreement entered into between us and Holocom Networks in connection with the Line of Credit Agreement.

We originally accounted for our loan receivable, and related accrued interest, due from Holocom Networks at cost. In accordance with SFAS No. 114, Accounting by Creditors for Impairments of a Loan, based on current information and events, we determined that we were unable to collect all amounts due from Holocom Networks according to the contractual terms of the Line of Credit Agreement. As a result, we determined that the loan receivable was impaired. Accordingly, we recorded an impairment loss of $339,551 during the year ended May 31, 2007. The impairment loss was determined based on an independent valuation of the assets of Holocom Networks acquired in the foreclosure sale and management’s analysis of the fair value of such assets at time of acquisition.

The fair value of the assets acquired in foreclosure of $250,000 was contributed to Scripps Secured Data, Inc. d/b/a Holocom, Inc.

Convertible Notes Receivable

On May 30, 2008, we purchased a secured convertible promissory note from Crossflo with a face amount of $400,000.  Interest accrued on the note at a rate of 5.25% per annum and was due with principal at the earlier of (i) September 30, 2008, (ii) consummation of an equity financing by Crossflo which closed on or before September 30, 2008, in which Crossflo sold and issued shares of its convertible preferred stock resulting in aggregate gross proceeds to Crossflo of at least $2.5 million (a “Qualified Financing”), or (iii) upon or after the occurrence of an event of default, as defined.  The note was secured by substantially all assets of Crossflo.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Notes Receivable (continued)

The Crossflo note receivable was convertible at our option, at any time prior to September 30, 2008, into shares of Crossflo’s Series F convertible preferred stock equal to 4% of Crossflo’s then issued and outstanding equity securities. In addition, the entire principal was automatically convertible into shares of Crossflo’s Series F convertible preferred stock at the closing of a Qualified Financing. The number of shares of Series F convertible preferred stock to be issued upon automatic conversion of the principal amount was the greater of (i) 4% of Crossflo’s then issued and outstanding equity securities, and (ii) the principal amount divided by the per share purchase price paid by the investors participating in the Qualified Financing. Upon an event of default, as defined, the principal amount of the note may have been converted into shares of Crossflo’s Series F convertible preferred stock equal to 4% of Crossflo’s then issued and outstanding equity securities. Upon maturity on September 30, 2008, the principal amount of the note was to be automatically converted into shares of Crossflo’s Series F convertible preferred stock equal to 4% of Crossflo’s then issued and outstanding equity securities.

Upon conversion of the principal amount of the note pursuant to the above, we were entitled to receive shares of Crossflo’s common stock equal to all accrued and unpaid interest divided by $0.20.

In connection with our purchase of the secured convertible promissory note from Crossflo, we also received a warrant to purchase 200,000 shares of Crossflo’s common stock at $0.20 per share.  Notwithstanding the foregoing, in the event a Qualified Financing was not consummated prior to September 30, 2008, the warrant would have been exercisable into 1,000,000 shares of Crossflo’s common stock at $0.20 per share.  The warrant was exercisable until the earlier of (i) October 11, 2012, (ii) the closing of an underwritten public offering by Crossflo pursuant to a registration statement under the Securities Act, (iii) the closing of a merger or other reorganization by Crossflo with another entity, or (iv) the closing of a sale of all or substantially all of the assets of Crossflo.  The value attributed to the warrant was insignificant, and accordingly, the principal amount of the loan was recorded as a note receivable at May 31, 2008.

At May 31, 2008, the balance of the note receivable was $400,115, including accrued interest receivable of $115 recognized during the year ended May 31, 2008.  During the fiscal year 2009, interest of $5,293 accrued on the note.  The note and accrued interest was converted during our acquisition of Crossflo on September 1, 2008.

On August 8, 2008, we purchased a secured convertible promissory note from Crossflo with a face amount of $417,750.  This note carried the same terms and provisions as the May 30, 2008 convertible promissory note.  Accrued interest receivable on the note from August 8, 2008 to September 1, 2008 was $1,442.  The note and accrued interest was converted during our acquisition of Crossflo on September 1, 2008.

On August 5, 2008, we announced our intent to acquire Crossflo for $10 million comprised of cash and stock with an effective completion date of September 1, 2008, subject to approval by Crossflo’s shareholders.  On September 1, 2008, according to provisions of the Merger Agreement, the principal amounts of our secured convertible promissory notes were offset against the shares of stock we provided at closing (see Note 3) and the warrants associated with the notes were cancelled.

On August 15, 2008, we purchased a convertible promissory note from Avot with a face amount of $250,000. Interest accrued on the note at a rate of 5% per annum and was due with principal at the earlier of (i) September 1, 2008, (ii) consummation of an equity financing by Avot which closed on or before August 31, 2008 in which Avot sold and issued shares of its convertible preferred stock to Patriot (a “Qualified Financing”) or (iii) upon or after the occurrence of an event of default, as defined substantially all assets of Crossflo.  On August 22, 2008, we converted the principal of $250,000 to 2,777,778 shares of Avot’s Series B preferred stock and on September 3, 2008 we received $243 from Avot representing accrued interest on the note.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

8. Investments in Marketable Securities

The following tables summarize unrealized losses on our investments in marketable securities based on the valuations by Houlihan Smith & Company Inc. at May 31, 2009 and 2008:

	As of May 31, 2009
	Cost	Gross Unrealized Losses	Estimated Fair Value
Short-term
Accrued interest - auction rate securities	$58,292	$—	$58,292

Long-term
Auction rate securities	11,650,000	(1,051,611)	10,598,389

Total	$11,708,292	$(1,051,611)	$10,656,681

	As of May 31, 2008
	Cost	Gross Unrealized Losses	Estimated Fair Value
Short-term
Accrued interest - auction rate securities	$288,099	$—	$288,099

Long-term
Auction rate securities	12,900,000	(372,325)	12,527,675

Total	$13,188,099	$(372,325)	$12,815,774

As of May 31, 2009 and 2008, we held auction rate securities with a par value totaling $11.7 and $12.9 million respectively, which failed to sell at auction.  In the event we need to access funds invested in these auction rate securities we would not be able to liquidate these securities until (i) a future auction of these securities is successful, (ii) they are refinanced and redeemed by the issuers, or (iii) a buyer is found outside of the auction process.  The investments consist of student loan auction rate instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (“FFELP”).  These investments are of high credit quality and the AAA credit ratings of the investments have been reaffirmed since May 2009.  These instruments are collateralized in excess of the underlying obligations, are insured by the various state educational agencies, and are guaranteed by the Department of Education as an insurer of last resort.  We have the intent and the ability to hold these investments until the anticipated recovery period.

Due to the uncertainty surrounding the timing of a market recovery, we have classified our auction rate securities as long- term investments in our consolidated balance sheets as of May 31, 2009 and 2008.  As a result of temporary declines in the fair value of our auction rate securities, which we attribute to liquidity issues rather than credit issues, we have recorded an unrealized loss of $629,314 in accumulated other comprehensive loss at May 31, 2009, which represents the gross valuation adjustment of $1,051,611, net of the related tax benefit of $422,297.  At May 31, 2008 we recorded an unrealized loss of $220,617 in other comprehensive income which represented the gross valuation adjustment of $372,325, net of the related tax benefit of $151,708.

We will continue to evaluate the fair value of our investments in auction rate securities each reporting period for a potential other-than-temporary impairment.

During June 2008 we obtained a credit facility for as long as needed, which provides for financing up to 50% of the par value balance of our outstanding auction rate securities. The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee, and if drawn upon will bear interest at the federal funds rate plus 3% (see Note 14).

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

9. Property and Equipment

Property and equipment consisted of the following at May 31, 2009 and 2008:

	2009	2008
Computer equipment and software	$118,794	$50,802
Furniture and fixtures	52,147	72,981
Leasehold improvements	-	5,046
	170,941	128,829
Less: accumulated depreciation and amortization	(85,466)	(60,325)
Net property and equipment	$85,475	$68,504

Depreciation and amortization expense related to property and equipment was $68,457, $36,359 and $24,352 for the years ended May 31, 2009, 2008 and 2007, respectively.

10. License Agreements

In February 2005, we entered into two separate licensing agreements with one customer for our patent portfolio and Ignite microprocessor technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for maintenance services. Maintenance under the agreement was expected to be provided over a period not to exceed four years; which ended in February 2009. Maintenance revenue recognized during the fiscal years ended May 31, 2009, 2008 and 2007 was $18,750, $25,000 and $25,000, respectively. The payment terms of the agreements required aggregate payments of $300,000 at the time of execution, three quarterly payments of $750,000 each on April 1, August 15, and November 15, 2005 and one final payment of $500,000 on February 15, 2006. The $500,000 payment due on February 15, 2006 was paid in March 2006. Total payments received in fiscal 2005 amounted to $1,050,000, and total payments received in fiscal 2006 amounted to $2,000,000. The agreements also provide for the future payment of royalties to us based on sales of product using the Ignite licensed technology. In connection with this license agreement, we became obligated to the co-inventor of the patent portfolio technology for $207,600 pursuant to a July 2004 agreement under which we were obligated to pay a percentage of all patent portfolio licensing proceeds to the co-inventor. The amount due under that license was payable in four installments of $51,900. The co-inventor of the patent portfolio technology filed a lawsuit against us seeking damages and/or enforcement of the July 2004 agreement. We challenged the enforceability of the agreement by counterclaim in that action. On February 14, 2007, a settlement of the litigation was finalized. Terms of the settlement required us to pay $3,400,000 in cash on February 14, 2007 and $3,000,000 on May 1, 2007, which amounted to approximately the debt claimed by the co-inventor to be owed to him under the July 2004 agreement. In addition, the settlement required us to make a donation of $15,000 on February 14, 2007 on behalf of Russell H. Fish III (“Fish”) to Maasai Power and Education Project, Inc., and to pay Fish the equivalent of 4% of 50% of the next $100 million of gross license fees as they are collected by PDS and as distributions are made to us, after excluding the first $20 million collected by PDS after December 1, 2006. Our commitment to make payments to Fish related to such future license revenues was limited to $2 million. During the fiscal years ended May 31, 2008 and 2007, we recorded $836,400 and $7,524,537, respectively in settlement and license expenses relating to royalty payments due to the Fish parties.  In January 2008, we made the final payment under the Fish settlement agreement.

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Investments in Affiliated Companies (continued)

We and TPL each own 50% of the membership interests of PDS, and each of us has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, we and TPL agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000.  Neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year.  Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement. PDS has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by TPL on behalf of PDS. During the fiscal years ended May 31, 2009, 2008 and 2007, PDS paid $2,869,114, $2,952,362 and $3,871,602, respectively, to TPL pursuant to this commitment.  PDS is also required to reimburse TPL for payment of all legal and third-party expert fees and other related third-party costs and expenses.  During the years ended May 31, 2009, 2008 and 2007, PDS paid $5,851,514, $12,894,053, and $5,914,000, respectively, to TPL pursuant to the agreement.

On November 13, 2008, the management committee of PDS resolved to pay TPL 3% of the gross licensing revenue received by PDS for the period June 1, 2008 through May 31, 2009, as reimbursement for certain expenses incurred by TPL in connection with TPL’s activities related to a possible amendment of patent laws in the United States.  The aggregate reimbursement under this resolution shall not exceed $1,000,000 for the period June 1, 2008 through May 31, 2009.  After May 31, 2009, PDS’ management committee will consider the extension of the reimbursement program, but is not committed at this time to extend the program.  From November 2008 to May 31, 2009, PDS expensed $571,500 pursuant to this resolution.

We are accounting for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’ net income of $10,192,693, $19,926,145 and $48,965,084 during the years ended May 31, 2009, 2008 and 2007, respectively, as an increase in our investment. Cash distributions of $9,712,417, $20,288,124 and $50,034,029 received from PDS during the years ended May 31, 2009, 2008 and 2007, respectively, have been recorded as a reduction in our investment. Our investment in PDS of $3,002,267 and $2,521,990 at May 31, 2009 and 2008, respectively, has been recorded as “Investments in Affiliated Companies”.  We have recorded our share of PDS’ net income as “Equity in Earnings of Affiliated Companies” in the accompanying consolidated statements of income for the years ended May 31, 2009, 2008 and 2007.

During the years ended May 31, 2009, 2008 and 2007, TPL entered into licensing agreements with third parties, pursuant to which PDS recorded license revenues of approximately $29,392,000, $59,283,000 and $110,879,000, respectively.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Investments in Affiliated Companies (continued)

The condensed balance sheets of PDS at May 31, 2009 and 2008 and statements of income of PDS for the years ended May 31, 2009, 2008 and 2007 are as follows:

Condensed Balance Sheets

ASSETS:

	2009	2008
Cash and cash equivalents	$1,343,582	$8,260,288
Licenses receivable	6,148,750	-
Total assets	$7,492,332	$8,260,288

LIABILITIES AND MEMBERS’ EQUITY:

Accounts payable and accrued expenses	$1,487,799	$3,204,519
LLC tax payable	-	11,790
Members’ equity	6,004,533	5,043,979
Total liabilities and members’ equity	$7,492,332	$8,260,288

Condensed Statements of Income

	2009	2008	2007
License revenues	$29,392,424	$59,282,971	$110,878,985
Operating expenses	7,793,472	18,627,032	12,189,575
Operating income	21,598,952	40,655,939	98,689,410
Interest income	58,987	216,902	421,407
Income before LLC taxes	21,657,939	40,872,841	99,110,817
Provision for LLC taxes	11,790	11,790	11,790
Net income	$21,646,149	$40,861,051	$99,099,027

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

On August 1, 2008, we increased our investment in Talis as a result of purchasing additional membership units offered by Talis for $300,000 as well as acquiring membership units from minority members for $196,500.  We also acquired all of the Talis membership units previously held by Holocom for $100,000 in cash and a reduction on their outstanding line of credit of $219,000.

During the fourth quarter of fiscal year 2009, we purchased an additional 185,793 membership units of Talis for $269,399 which brings our ownership share of Talis to 38.9% at May 31, 2009.  During June 2009, we purchased 22,414 membership units for $32,500 which brings our ownership share to 39.4% (see Note 19).

We are accounting for our investment in Talis under the equity method of accounting.  We have recorded our share of Talis’ net loss of $488,024 and $8,376 during the fiscal years ended May 31, 2009 and 2008, respectively, as a decrease in our investment.  Our investment in Talis is $669,498 and $391,624 at May 31, 2009 and 2008, respectively, and has been recorded as “Investments in Affiliated Companies”.  We have recorded our share of Talis’ net loss as “Equity in Earnings of Affiliated Companies” in the accompanying consolidated statements of income for the years ended May 31, 2009 and 2008.

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

The inability of Avot to meet its business plan, to raise capital, and the general economic environment were indicators of impairment on our investment, accordingly at May 31, 2009, management obtained a third party valuation of Avot from Vantage Point Advisors, Inc.  Based on the results of the valuation, it was determined that our investment in Avot was impaired by approximately $867,000.  We have recorded this as an impairment of investment in affiliated company on our consolidated statement of income for the fiscal year ended May 31, 2009.

Our investment in Avot as impaired is $433,333 and has been recorded as “Investments in Affiliated Companies” on our consolidated balance sheet at May 31, 2009.

During March 2009, we entered into a revolving loan note with Avot (see Note 7).

Scripps Secured Data, Inc. (d/b/a Holocom, Inc.)

On February 2, 2007, we invested an aggregate of $370,000 in convertible preferred stock, representing all of the issued preferred stock and a 46% ownership interest, of and in Holocom, a California corporation that manufactures products that protect information transmitted over secure networks. The investment consisted of certain assets we contributed to Holocom valued at $250,000 and cash of $120,000. The investment is represented by 2,100,00 shares of convertible preferred stock, and the shares are convertible at our option into shares of Holocom’s common stock on a one-to-one basis. The convertible preferred stock entitles us to receive non-cumulative dividends at the per annum rate of $0.04 per share, when and if declared by the Board of Directors of Holocom. The investment in Holocom’s convertible preferred stock also entitles us to a liquidation preference of $0.40 per share, plus an amount equal to all declared but unpaid dividends.

We reviewed the Preferred Stock Purchase Agreement and related agreements to determine whether our convertible preferred stock investment in Holocom was in substance an investment in common stock pursuant to EITF No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock. We determined that, because the liquidation preference is substantive, the subordination characteristics of the preferred stock are not substantially similar to the subordination characteristics of Holocom’s common stock. We also evaluated our voting rights pursuant to other agreements with Holocom and, when considered together with the guidance in EITF No. 02-14, we believe that we do not have the ability to exercise significant influence over Holocom. As a result, we are accounting for our investment in Holocom at cost.

During March 2007, we entered into a revolving line of credit with Holocom which caused us to have a variable interest in Holocom and we were required to consolidate Holocom as a variable interest entity according to FIN46(R) (see Note 12).  Prior to initial consolidation, we recognized a $126,746 impairment loss on our preferred stock investment for the losses of Holocom for the period February 2007 through March 26, 2007.  During May 2009, we deconsolidated Holocom due to a re-consideration event (see Note 12).  At May 31, 2009, our investment in Holocom is $435,182 and has been recorded as “Investments in Affiliated Companies” on our consolidated balance sheet at May 31, 2009.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Investments in Affiliated Companies (continued)

We review our investments in affiliated companies to determine whether events or changes in circumstances indicate that the carrying amounts may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near term prospects of the investees. If a decline in value is deemed to be other than temporary, we would recognize an impairment loss.

12. Deconsolidation of Variable Interest Entity

As stated in Note 11, in February 2007, we invested an aggregate of $370,000 in Holocom for 2,100,000 shares of convertible preferred stock.  On March 27, 2007, we entered into an 18-month revolving line of credit with Holocom for a maximum amount of $500,000.  As a result of the line of credit, we had a variable interest in Holocom, a variable interest entity, and we had determined that we were the primary beneficiary as we absorbed more than half of the variable interest entity’s expected losses.  On August 29, 2008 Holocom paid the remaining balance due on the March 2007 line of credit and provided us notice effectively terminating the line of credit on August 29, 2008.  During July 2008, Holocom obtained a credit facility for up to $300,000 from a third party, the facility’s term extended to May 1, 2009, and was guaranteed by us. As a result of our guarantee on the third party credit facility, which we were not contractually required to provide, we maintained a variable interest in Holocom as we are obligated under the guarantee to repay the third party should Holocom default on the credit facility.  During May 2009, Holocom paid the balance due on the July 2008 facility, releasing our guarantee.  As a result of this re-consideration event, we are no longer the sole source of financial support and the primary beneficiary for Holocom; accordingly on May 1, 2009 we deconsolidated Holocom from our financial results.

Included in our consolidated balance sheets at May 31, 2008 were the net assets of Holocom:

2008
Cash and cash equivalents	$290,336
Short term investments	10,144
Accounts receivable	511,541
Notes receivable	50,000
Inventory	388,141
Prepaid expenses and other current assets	39,688
Property and equipment, net	30,792
Patents and trademarks, net	63,299
Accounts payable	(431,339)
Accrued liabilities and other	(186,741)
Notes payable	(400,000)
Net assets	$365,861

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Deconsolidation of Variable Interest Entity (continued)

Included in our consolidated statements of income for the fiscal years ended May 31, 2009, 2008 and 2007 were the results of Holocom’s operations:

	2009	2008	2007
Product sales and other	$4,709,491	$3,649,898	$558,484
Cost of product sales	2,136,264	1,510,450	319,374
Gross profit	2,573,227	2,139,448	239,110
Selling, general & admin expenses	2,081,507	1,993,317	415,542
Operating income (expense)	491,720	146,131	(176,432)
Gain on sale of subsidiary	-	150,000	-
Interest and other income	9,626	25,587	10,163
Interest expense	(10,435)	(24,483)	(3,644)
Income (loss) before income taxes	490,911	297,235	(169,913)
Provision for income taxes	260,355	11,916	-
Net income (loss)	$230,556	$285,319	$(169,913)

During eleven months ended April 30, 2009 and the fiscal year ended May 31, 2008, Holocom recognized $6,328 and $7,201, respectively, of employee, consultant and director stock-based compensation expense related to stock options under SFAS No. 123(R).  In connection with the deconsolidation of Holocom, we removed additional paid-in capital of $13,529 related to Holocom’s stock-based compensation.

The carrying value of Holocom’s net assets approximated fair value.  At April 30, 2009, the date of deconsolidation, Holocom’s net assets were as follows:

Assets:	April 30, 2009
Cash and cash equivalents	$366,596
Accounts receivable	385,302
Inventory	846,275
Prepaid expenses and other current assets	49,254
Property and equipment, net	23,388
Patents and trademarks, net	38,989
Total assets	$1,709,804

Liabilities:
Accounts payable	$(174,852)
Accrued liabilities and other	(101,781)
Note payable	(290,000)
Accrued income tax payable	(348,497)
Total liabilities	(915,130)
Net assets	$794,674

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Deconsolidation of Variable Interest Entity (continued)

The noncontrolling interest in the table below represents Holocom’s share of net income after taxes from the period in which we were required to begin consolidating the VIE March 27, 2007 through April 30, 2009, less our absorbed losses from the fiscal year 2007 which consisted of $169,913.  At the date of deconsolidation, we were required to record our investment at fair value, less the carrying amount of the noncontrolling interest as follows:

April 30, 2009
Net assets at fair value	$794,674
Carrying amount of noncontrolling interest allocable to Holocom	(345,962)
PTSC investment in Holocom at date of deconsolidation	$448,712

No gain or loss was recorded upon deconsolidation as the estimated fair values of Holocom’s net assets equaled their carrying values.

13. Accrued Expenses and Other

At May 31, 2009 and 2008, accrued expenses and other consisted of the following:

	2009	2008
Accrued lease obligation	$18,085	$4,006
Deferred maintenance fee	-	18,750
Compensation and benefits	269,440	210,153
Deferred material credit	-	95,377
Accrued expenses	-	45,562
Commissions payable	5,805	-
Payable to Verras Medical on sale	300,000	-
	$593,330	$373,848

14. Notes Payable

Short Term

During July 2008, Holocom obtained a credit facility for up to $300,000 from a third party, at an interest rate based on the Wall Street Journal Prime plus 1% (floating) with a floor of 6%.  The credit facility term extends to May 1, 2009, and was guaranteed by us.  At April 30, 2009, the balance on the credit facility was $290,000 at an interest rate of 6%.  During May 2009, Holocom paid the balance due.

Long Term

On October 14, 2008, we borrowed $3,000,000 on our credit facility with Wedbush, the proceeds of which is included in cash and cash equivalents at May 31, 2009.  Per requirements of The Financial Industry Regulatory Authority (“FINRA”), the credit facility is limited to 50% of the par value of our outstanding auction rate securities.  At May 31, 2009, the par value of our outstanding auction rate securities was $11,650,000, which limits our credit facility to $5,825,000.  During June 2009, a portion of our auction rate securities were redeemed at par (see Note 19).  The facility is collateralized by the full value of the outstanding auction rate securities, requires no origination fee and bears interest at the federal funds rate plus 3%.  At May 31, 2009, the balance included accrued interest on the credit facility of $41,577 at an approximate rate of 3.25%.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

15. Stockholders’ Equity

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

The following table summarizes share repurchases during the years ended May 31, 2009, 2008 and 2007:

	2009	2008	2007
Number of shares repurchased	6,149,316	8,096,721	13,467,527
Aggregate cost	$1,127,487	$3,891,094	$8,832,078

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

On September 2, 2008 we issued 17,583,235 shares of our common stock to the exchange agent in connection with the Crossflo acquisition (see Note 3).  The shares were valued at $0.24389 per share based on the provisions of the merger agreement and the value was allocated among the assets as set forth in Note 3 to our consolidated financial statements.

On September 2, 2008 we issued 2,844,630 shares of our common stock to the escrow agent in connection with the Crossflo acquisition.  The shares were valued at $0.24389 per share based on the provisions of the merger agreement and the value was allocated among the assets as set forth in Note 3 to our consolidated financial statements.

On September 4, 2008, we issued 1,456,394 shares of our common stock to Crossflo’s financial consultant for broker services in connection with the Crossflo acquisition.  The shares were valued at $0.24389 per share based on the provisions of the merger agreement and the value was allocated among the assets as set forth in Note 3 to our consolidated financial statements.

On September 5, 2008 we issued 4,133,267 shares of our common stock to Crossflo’s convertible note holders in connection with the Note Conversion Agreement associated with the Crossflo acquisition.  The shares were valued at $0.24389 per share based on the provisions of the merger agreement and the value was allocated among the assets as set forth in Note 3 to our consolidated financial statements.

On September 12, 2008 we issued 970,929 shares of our common stock to Crossflo’s convertible note holders in connection with the Note Conversion Agreement associated with the Crossflo acquisition.  The shares were valued at $0.24389 per share based on the provisions of the merger agreement and the value was allocated among the assets as set forth in Note 3 to our consolidated financial statements.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

Warrants

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

At May 31, 2009, we had warrants outstanding to purchase 550,000 common shares at exercise prices ranging from $0.20 to $1.00 per share, expiring at various dates through 2013.  During the year ended May 31, 2009, we issued 250,000 warrants to purchase shares of common stock at $0.23 per share to our institutional investor relations firm; the warrants are subject to vesting criteria.  No warrants were exercised and no warrants expired during the year ended May 31, 2009.

During the fiscal year ended May 31, 2009, we recorded $6,932 of non-cash compensation expense related to vesting of warrants.

The following table presents outstanding warrants at May 31, 2009 and 2008:

	2009	2008
Issued in conjunction with:
Services	550,000	300,000
Total warrants outstanding	550,000	300,000

1996 Stock Option Plan

Effective March 1996, as amended, we adopted the 1996 Stock Option Plan. Under the 1996 Stock Option Plan, which expired March 24, 2006, options to purchase up to 4,000,000 shares of our common stock may be granted to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 1996 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). As of May 31, 2009, options to purchase 100,000 shares of common stock are outstanding under the 1996 Stock Option Plan. The options outstanding continue to be governed by the terms of the 1996 Stock Option Plan.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

2001 Stock Option Plan

The 2001 Stock Option Plan, which expires in February 2011, provides for the granting of options to purchase up to 3,000,000 shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2001 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal years ended May 31, 2008 and 2007, we granted options to purchase 699,000 and 230,000 shares of our common stock, respectively, at market value, under this plan.  We made no grants under this plan during fiscal 2009. As of May 31, 2009, options to purchase 849,000 shares of common stock are outstanding under the 2001 Stock Option Plan.

2003 Stock Option Plan

The 2003 Stock Option Plan, which expires in 2013, provides for the granting of options to acquire up to 6,000,000 shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2003 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal year ended May 31, 2008 we granted options to purchase 3,723,000 shares of our common stock at market value, under this plan. There were no grants made under the 2003 Stock Option Plan during the fiscal years ended May 31, 2009 or 2007. As of May 31, 2009, options to purchase 2,873,000 shares of common stock are outstanding under the 2003 Stock Option Plan.

2006 Stock Option Plan

On October 30, 2008 our shareholders approved an increase in the number of shares authorized under our 2006 Stock Option Plan from 5,000,000 to 10,000,000.

The 2006 Stock Option Plan, as amended, which expires in 2016, provides for the granting of options to acquire up to 10,000,000 shares, with a limit of 8,000,000 Incentive Stock Option (“ISO”) shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2006 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder).  During the fiscal years ended May 31, 2009, 2008 and 2007, we granted options to purchase 2,275,000, 2,203,000 and 1,070,000 shares of our common stock, respectively, under this plan, none, 200,000 and 70,000 shares, respectively, of which were ISOs.  As of May 31, 2009, options to purchase 6,388,000 shares of common stock are outstanding under the 2006 Stock Option Plan.

On June 5, 2006, we issued options to acquire 1,500,000 shares of our common stock at a per share price of $0.165 to an officer outside of the above referenced plans.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

A summary of the status of our stock option plans and warrants as of May 31, 2009, 2008 and 2007 and changes during the years ended on those dates is presented below:

	Options		Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, June 1, 2006	5,460,000	$0.34	53,349,220	$0.05
Granted	2,800,000	0.39	-	-
Cancelled/Expired	(500,000)	0.09	(1,334,409)	0.03
Exercised	(515,000)	0.08	(39,953,896)	0.03

Outstanding, May 31, 2007	7,245,000	0.40	12,060,915	0.10
Granted	6,625,000	0.43	-	-
Cancelled/Expired	(4,392,154)	0.45	(1,933,259)	0.09
Repurchased	-	-	(7,000,000)	0.08
Exercised	(1,282,846)	0.15	(2,827,656)	0.12

Outstanding, May 31, 2008	8,195,000	0.44	300,000	0.57
Granted	2,275,000	0.20	250,000	0.23
Cancelled/Expired	(160,000)	0.33	-	-
Exercised	(100,000)	0.05	-	-

Outstanding, May 31, 2009	10,210,000	$0.39	550,000	$0.41

Exercisable, May 31, 2007	7,245,000	$0.40	11,685,915	$0.10

Exercisable, May 31, 2008	4,265,372	$0.47	300,000	$0.57

Exercisable, May 31, 2009	5,806,427	$0.44	300,000	$0.57

Weighted average fair value of options granted during the year ended May 31, 2007		$0.82		$-

Weighted average fair value of options granted during the year ended May 31, 2008		$0.32		$-

Weighted average fair value of options and warrants granted during the year ended May 31, 2009		$0.14		$0.17

Included in the above table are certain options and warrants for which vesting is contingent based on various future performance measures.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

The following table summarizes information about stock options and warrants outstanding at May 31, 2009:

		Outstanding			Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Options	$0.05-0.25	3,400,000	3.12	$0.17	1,425,000	$0.14
	0.30-0.50	4,625,000	3.66	0.41	2,196,427	0.41
	0.60-0.90	2,185,000	2.21	0.68	2,185,000	0.68
	$0.05-0.90	10,210,000	3.17	$0.39	5,806,427	$0.44

Warrants	$0.20-1.00	550,000	2.83	$0.41	300,000	$0.57

16. Income Taxes

The provision for income taxes is as follows for the years ended May 31:

	2009	2008	2007
Current:
Federal	$3,276,790	$12,540,914	$-
State	852,795	3,973,734	972,064
Total current	4,129,585	16,514,648	972,064

Deferred:
Federal	(2,178,742)	(7,615,720)	7,767,761
State	(644,756)	(2,472,899)	2,015,208
Total deferred	(2,823,498)	(10,088,619)	9,782,969
Valuation allowance:	(341,958)	-	-
Total provision	$964,129	$6,426,029	$10,755,033

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Income Taxes (continued)

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended May 31:

	2009	2008	2007

Statutory federal income tax rate	35.0%	35.0%	34.0%
State income tax rate, net of Federal effect	6.5%	6.1%	5.7%
Change in tax rate	3.0%	1.3%	-%
Stock option expense	0.9%	2.2%	-%
Tax credits	(0.4)%	(3.7)%	-%
Tax exempt interest	(4.3)%	-%	-%
Deconsolidation of variable interest entity	1.2%	-%	-%
Goodwill	3.8%	-%	-%
Other	(2.4)%	-%	0.3%
Change in valuation allowance	3.1%	(0.6)%	(8.7)%
Effective income tax rate	46.4%	40.3%	31.3%

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets are as follows as of May 31:

	2009	2008
Current deferred tax assets (liabilities):
State taxes	$184,143	$-
Accruals expenses	101,329	1,412,500
Less: valuation allowance	-	(21,668)
Total net deferred tax asset	285,472	1,390,832

Long-term deferred tax assets (liabilities):
Investment in affiliated company	(793,740)	(2,682,823)
Basis difference in fixed assets	(3,439)	(1,918)
Basis difference in intangibles	(1,663,883)	927,088
Stock based compensation expense	385,917	235,779
Impairment of note receivable	145,464	148,859
State taxes	(495,046)	94,796
Deferred rent	7,748	-
Other comprehensive loss	450,510	163,227
Capital loss carryover	29,131	29,811
Net operating loss carryforwards	5,122,972	-
Valuation allowance	(341,957)	-
Total net long-term deferred tax asset (liability)	2,843,677	(1,085,181)
Net deferred tax asset	$3,129,149	$305,651

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Income Taxes (continued)

At May 31, 2008, the $21,668 valuation allowance above related entirely to Holocom as management had not determined that it was more likely than not that the deferred tax asset relating to various accruals would be realized.  For federal and state tax purposes, Holocom is not consolidated with our corporate income tax filings. Holocom was consolidated in the components of our net deferred tax assets and liabilities prior to May 1, 2009 the date of the re-consideration event which caused us to deconsolidate Holocom from our financial statements (see Note 12).

On September 1, 2008, we acquired 100 percent of the outstanding shares of Crossflo (see Note 3).  As a result of this transaction, we set up a deferred tax asset related to Crossflo’s net operating loss carryforwards that can be used to offset consolidated taxable income in the future.  At May 31, 2009, the entire $341,957 above, is a partial valuation allowance on some deferred assets of Crossflo, as management has not determined that it is more likely than not that these deferred tax assets will be realized.

We have federal and state net operating loss carryforwards available to offset future taxable income of approximately $11,975,000 and $11,894,000, respectively, at May 31, 2009.  These carryforwards begin to expire in the years ending May 31, 2023 and 2013, respectively.  The state of California has suspended NOL deductions for taxable years beginning in 2008 or 2009 for taxpayers with business income of $500,000 or more.

On June 1, 2007, we adopted FIN 48. This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 on June 1, 2007 did not result in any cumulative effect adjustment to retained earnings.  Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.  As of May 31, 2009, we are subject to U.S. Federal income tax examinations for the tax years May 31, 1992 through May 31, 2008, and we are subject to state and local income tax examinations for the tax years May 31, 2000 through May 31, 2008 due to the carryover of net operating losses from previous years.

17. Commitments and Contingencies

Litigation

Patent Litigation

On February 8, 2008, we, TPL and Alliacense Ltd. were named as defendants in three separate lawsuits filed in the United States District Court for the Northern District of California by Asustek Computer, Inc., HTC Corporation, and Acer, Inc., and affiliated entities of each of them.

The Asustek case sought declaratory relief that its products do not infringe enforceable claims of the '336, '584 patents and US 5,440,749 (the “749 patent”). The Asustek case also sought a similar declaration with respect to two patents owned by TPL that are not a part of the MMP Portfolio, and as such we were not engaged in this aspect of the litigation and defense.  On December 22, 2008, we announced that Asustek had purchased a MMP Portfolio license.

The Acer case seeks declaratory relief that its products do not infringe enforceable claims of the '336, '584, ‘749, '148 patents and US 5,530,890 (the “890 patent”). The HTC case similarly seeks declaratory relief that its products do not infringe enforceable claims of those patents.  We allege counterclaims for patent infringement of the '336, '749, '148 and '890 patents against Acer and HTC.  On June 16, 2009, District Court Judge Jeremy Fogel stayed the HTC and Acer actions until September 18, 2009.

On December 1, 2008, we, TPL and Alliacense, Ltd. were named as defendants in a lawsuit filed in the United States District Court for the Northern District of California by Barco, N.V.  The Barco case seeks declaratory relief that its products do not infringe enforceable claims of the '584, '749 and '890 patents.  We allege counterclaims for patent infringement of our '749, '890 and '336 patents.  On June 22, 2009, Judge Fogel also stayed the Barco case until September 18, 2009.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Commitments and Contingencies (continued)

On April 29, 2009, we, TPL, and Alliacense Ltd., were named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York by Sirius XM Radio, Inc.  The Sirius case seeks declaratory relief that its products do not infringe enforceable claims of our '749, '584, '890, '360 and '148 patents, and additionally two patents of TPL's "fast logic" portfolio which do not involve us.  Our Motion to Transfer the Sirius action to the United States District Court for the Northern District of California has been briefed to the court and is pending.

Auction Rate Securities Litigation

On October 16, 2008, we initiated binding arbitration claims before FINRA against Deutsche Bank Securities, Inc., and affiliates ("DBSI") based on advisory services provided to us resulting in our purchases of auction rate securities ("ARS") and the failure of the ARS market in February 2008.  We experienced a loss of liquidity and other damages as a result, and allege DBSI engaged in negligence and nondisclosure in providing us services.  DBSI has answered our claims and an arbitration panel has been selected.  Document discovery has been initiated.  Some instruments have been repurchased by the issuers since the claim was filed (see Note 19).  The Arbitration is scheduled to commence on January 11, 2010.

DBSI's parent, Deutsche Bank AG, denied being required to arbitrate the dispute with DBSI before FINRA, and so we filed an action against Deutsche Bank AG in the United States District Court for the Southern District of California based on its liability with respect to our investments in ARS.  It has not yet responded to service.

401(k) Plan

Patriot and PDSG have retirement plans that comply with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plans. Patriot matches 50% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation. Patriot’s participants vest 33% per year over a three year period in their contributions. Patriot’s matching contributions during the fiscal years ended May 31, 2009, 2008 and 2007 were $17,474, $9,596 and $11,397, respectively.  PDSG does not match participant voluntary contributions.

Employment Contracts

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

Guarantees and Indemnities

We have made certain guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party. We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware and California for PDSG and Holocom. In connection with our facility leases, we have indemnified our lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these guarantees and indemnities in the accompanying consolidated balance sheets.

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

Retention Bonuses

In connection with the acquisition of Crossflo, retention bonuses are to be paid to individuals who were Crossflo employees pre-merger who remain with Crossflo until March 1, 2010.  In connection with the acquisition of Vigilys, a retention bonus is to be paid to a key employee who remains with PDSG until March 27, 2010.  The projected liability for such bonuses is $245,000.  These liabilities are being accrued ratably over the retention periods.

Escrow Shares

As stated in Note 3, in connection with our acquisition of Crossflo, in the event that there is not an adequate number of shares remaining in the escrow account one year from September 1, 2008 (the closing date of the merger agreement between Crossflo and Patriot) to satisfy distribution to Crossflo stockholders in accordance with the terms of the Escrow Agreement, we are required to make up any difference in cash.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Commitments and Contingencies (continued)

Operating Leases

We have a non-cancelable operating lease agreement for our Carlsbad, California office facility which expires in March 2010. Future minimum lease payments required under the operating lease are $65,122 in fiscal year 2010. Rent expense for the fiscal years ended May 31, 2009, 2008 and 2007 was $101,636, $113,734 and $92,928, respectively.

PDSG subleases offices located at 11260 El Camino Real, Suites 100 and 102, San Diego, California through December 2011.  Future minimum lease payments required under the operating lease are $158,765 in fiscal year 2010, $167,001 in fiscal year 2011 and $157,118 in fiscal year 2012.  Rent expense for the fiscal year ended May 31, 2009 was $68,765.

PDSG also leases an office located at 248B Harbor Blvd, Belmont, California.  The facility is leased through May 2010.  Future minimum lease payments required under the lease are $37,188 in fiscal year 2010.  Rent expense for the fiscal year ended May 31, 2009 was $18,594.

18. Segment Information

Holocom began operations in February 2007 and we consolidated Holocom in our financial statements in March 2007. Holocom is an operating segment under SFAS No. 131, Disclosures About Segments of an Enterprise, as revenue is 10% or more of the total revenue of all operating segments.  On May 1, 2009 due to a re-consideration event (see Note 12), we deconsolidated Holocom. Segment information regarding Holocom’s operations is presented for June 1, 2008 though April 30, 2009 in the fiscal 2009 column below.

Holocom is engaged in the business of developing and manufacturing network-security hardware to government, military, and other high-security facilities. There is no inter-segment revenue and the accounting policies for segment reporting are the same as for us as a whole.

We acquired PDSG during the 2009 fiscal year (see Note 3) and consolidate our wholly-owned subsidiary PDSG in our consolidated financial statements.  PDSG provides data sharing services and products to the public sector.  There is no inter-segment revenue and the accounting policies for segment reporting are the same as for us as a whole.

These reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.

The “all other” category includes the results for Patriot Scientific Corporation.

Operating segment net revenue, operating loss and income before taxes for each of the years ended May 31 were as follows:

	2009	2008	2007
Net revenue:
Holocom	$4,709,491	$3,649,898	$558,484
PDSG	593,451	-	-
All other	51,780	58,320	80,300
Total net revenue	$5,354,722	$3,708,218	$638,784

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Segment Information (continued)

	2009	2008	2007
Operating income (loss):
Holocom	$491,720	$146,131	$(176,432)
PDSG	(3,643,485)	-	-
All other	(3,888,132)	(5,749,624)	(14,587,407)
Total operating loss	$(7,039,897)	$(5,603,493)	$(14,763,839)

	2009	2008	2007
Income (loss) before taxes and minority interest:
Holocom	$490,911	$297,235	$(169,913)
PDSG	(3,642,232)	-	-
All other	5,227,515	15,632,521	34,616,133
Total income before taxes and minority interest	$2,076,194	$15,929,756	$34,446,220

All Holocom sales were to unaffiliated customers within the United States.  All PDSG sales were to unaffiliated customers within the United States, with the exception of a hosting arrangement with a customer in Japan.

Sales concentration information for Holocom for the years ended May 31, 2009, 2008 and 2007 and accounts receivable concentrations as of May 31, 2008 were as follows:

	2009		2008			2007
	Sales	% of sales	Sales	% of sales	% of A/R	Sales	% of sales	% of A/R
Customer A	$1,907,499	40%	$1,354,494	37%	16%	$461,494	85%	85%
Customer B	$706,553	15%	$889,724	24%	38%	-	-	-
Customer C	-	-	$370,301	10%	6%	-	-	-
Customer D	$1,091,467	23%	-	-	-	-	-	-

Sales and accounts receivable concentration information for PDSG as of and for the year ended May 31, 2009 was as follows:

	2009
	Sales	% of sales	% of A/R
Customer A	$254,794	43%	60%
Customer B	$29,225	5%	18%
Customer C	$1,911	-	14%
Customer D	$151,147	25%	-

Operating segment depreciation and amortization for each of the years ended May 31 and total assets at May 31 were as follows:

	2009	2008	2007
Depreciation and amortization:
Holocom	$21,992	$21,877	$22,740
PDSG	692,913	-	-
All other	18,096	28,828	42,121
Total depreciation and amortization	$733,001	$50,705	$64,861

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Segment Information (continued)

	2009	2008
Total assets:
Holocom	$-	$1,383,941
PDSG	10,067,007	-
All other	23,659,945	24,047,961
Total assets	$33,726,952	$25,431,902

19. Subsequent Events

During the period June 1, 2009 through August 7, 2009, we purchased 50,000 shares of our common stock at an aggregate cost of $5,513 pursuant to our stock buyback program.

On June 1, 2009, we paid Verras $100,000 pursuant to the asset purchase agreement.

On June 1, 2009, $750,000 of our ARS was redeemed by the issuers at par.

On June 1, 2009, we issued 70,000 stock options from our 2006 Stock Option Plan with an exercise price of $0.12 to new PDSG employees.  These options are not presently exercisable and are subject to meeting vesting criteria.

On June 5, 2009, we increased our investment in Talis to 39.4% as a result of purchasing an additional 22,414 LLC membership units offered by Talis for $32,500.

On June 22, 2009, we advanced Avot an additional $55,000 representing the final amount available on the revolving line of credit.

Phoenix Digital Solutions, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
Phoenix Digital Solutions, LLC

We have audited the accompanying balance sheets of Phoenix Digital Solutions, LLC (the "Company") as of May 31, 2009 and 2008, and the related statements of income, members' equity and cash flows for each of the three years in the period ended May 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Phoenix Digital Solutions, LLC as of May 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP
Costa Mesa, California
August 14, 2009

Phoenix Digital Solutions, LLC
Balance Sheets

May 31,	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,343,582	$8,260,288
Licenses receivable	6,148,750	-
Total assets	$7,492,332	$8,260,288

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Accounts payable	$1,487,799	$3,204,519
LLC tax payable	-	11,790

Total liabilities	1,487,799	3,216,309

Commitments and Contingencies

Members’ equity	6,004,533	5,043,979

Total liabilities and members’ equity	$7,492,332	$8,260,288

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC
Statements of Income

Years Ended May 31,	2009	2008	2007

License revenues	$29,392,424	$59,282,971	$110,878,985

Operating expenses:
General and administrative	7,793,472	18,627,032	12,189,575
Operating income	21,598,952	40,655,939	98,689,410

Other income:
Interest and other income	58,987	216,902	421,407

Income before LLC taxes	21,657,939	40,872,841	99,110,817

Provision for LLC taxes	11,790	11,790	11,790

Net income	$21,646,149	$40,861,051	$99,099,027

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC
Statements of Members’ Equity

Balance June 1, 2006	$7,631,946
Contributions	-
Net income	99,099,027
Distributions	(100,963,034)
Balance May 31, 2007	5,767,939
Contributions	-
Net income	40,861,051
Distributions	(41,585,011)
Balance May 31, 2008	5,043,979
Contributions	-
Net income	21,646,149
Distributions	(20,685,595)
Balance May 31, 2009	$6,004,533

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC
Statements of Cash Flows

Years Ended May 31,	2009	2008	2007

Operating activities:
Net income	$21,646,149	$40,861,051	$99,099,027
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	175,000	(160,000)
Licenses receivable	(6,148,750)	-	-
Accounts payable and accrued expenses	(1,716,720)	1,819,401	1,236,356
LLC tax payable	(11,790)	-	11,790
Net cash provided by operating activities	13,768,889	42,855,452	100,187,173

Financing activities:
Distributions to members	(20,685,595)	(41,585,011)	(100,963,034)
Net cash used in financing activities	(20,685,595)	(41,585,011)	(100,963,034)

Net increase (decrease) in cash and cash equivalents	(6,916,706)	1,270,441	(775,861)
Cash and cash equivalents, beginning of year	8,260,288	6,989,847	7,765,708
Cash and cash equivalents, end of year	$1,343,582	$8,260,288	$6,989,847

Supplemental Disclosure of Cash Flow Information
Cash payments for taxes	$12,590	$12,590	$13,390

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

Liquidity Risks and Management’s Plans

During the years ended May 31, 2008 and 2009, the Company has experienced a decline in license revenues. At August 12, 2009, the Company’s cash and cash equivalents balance was $581,756.  The ability of PDS to continue as a going concern is dependent on its ability to generate or obtain sufficient cash to meet its obligations on a timely basis.  The Company will need to generate proceeds from new license agreements or obtain equity or debt financing to fund its planned operating expenses and working capital requirements for the foreseeable future.  Currently, the Company has no commitments to obtain additional capital from sources outside of that which may be contributed by the members, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which the members believe have infringed on their patent portfolio, the possibility of legislative action regarding patent rights, petitions with the USPTO to re-examine certain of the patents, and the possible effect of new judicial interpretations of patent laws, there is no assurance that the Company will receive any future revenues from license agreements, or if it does, that such license revenues in the future will be consistent with amounts received in the past.

Management is currently in active discussion and negotiation with prospective licensees and believes it will be successful in generating new license agreements. In the event the Company is unable to successfully generate proceeds from license agreements at historical levels or obtain additional capital, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in the event new financing is not obtained, the Company will likely reduce general and administrative expenses, including legal fees, litigation activity and other licensing costs, until it is able to obtain sufficient financing to do so.

2. Summary of Significant Accounting Policies

Limited Liability Company Operating Agreement
As a limited liability company, each member’s liability is limited to the capital invested. Allocation of profits, losses and distributions is in accordance with the terms as defined in the operating agreement.

The Company is treated as a partnership for federal income tax purposes. Consequently, federal income taxes are not payable by the Company. The Company’s net income or loss is allocated among the members in accordance with the operating agreement of the Company and members are taxed individually on their share of the Company’s earnings. The State of California assesses a limited liability company fee based on the Company’s income in addition to a flat limited liability company tax.  Accordingly the financial statements reflect a provision for these California taxes.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition
The Company generally recognizes revenue upon receipt of the license proceeds from the licensee at which time all obligations of the Company have been performed under the license agreements (see Note 3).

Phoenix Digital Solutions, LLC
Notes to Financial Statements (Continued)

Summary of Significant Accounting Policies (continued)

Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

Financial Instruments and Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

Credit Risk

The Company’s balance of cash maintained with its bank exceeds the Federal Deposit Insurance Corporation’s insured limit of $250,000. The Company limits its exposure of loss by maintaining its cash with a financially stable financial institution.

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

3. Licenses Receivable

The Company generally recognizes revenue upon receipt of the license proceeds from the licensee at which time all obligations of the Company have been performed under the license agreements.  At May 31, 2009, the balance in licenses receivable consists of a license received during May 2009, but deposited to an incorrect bank account and a license agreement signed in April 2009 for which partial payment was made in fiscal 2009 and the remaining payment is due 90 days from the effective date of the license.

During June and July 2009 the license receivable balance of $6,148,750 was received by the Company.

4. Formation and Commercialization Agreement

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

Phoenix Digital Solutions, LLC
Notes to Financial Statements (Continued)

Formation and Commercialization Agreement (continued)

Under terms of the Commercialization Agreement, the Company is required to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance) to TPL for TPL’s supporting efforts to secure licensing agreements for the Company. During the years ended May 31, 2009, 2008 and 2007, the Company paid $2,869,114, $2,952,362 and $3,871,602, respectively, to TPL pursuant to the agreement. The Company is also required to reimburse TPL for payment of all legal and third-party expert fess and other related third party costs and expenses. During the years ended May 31, 2009, 2008 and 2007, the Company paid $5,851,514, $12,894,053, and $5,914,000, respectively, to TPL pursuant to the agreement.

On November 13, 2008, the Company’s management committee resolved to pay TPL 3% of the gross licensing revenue received by the Company for the period June 1, 2008 through May 31, 2009, as reimbursement for certain expenses incurred by TPL in connection with TPL’s activities related to a possible amendment of patent laws in the United States.  The aggregate reimbursement under this resolution shall not exceed $1,000,000 for the period June 1, 2008 through May 31, 2009.  After May 31, 2009, the Company’s management committee will consider the extension of the reimbursement program, but is not committed at this time to extend the program.  From November 2008 to May 31, 2009, the Company expensed $571,500 pursuant to this resolution.

All of the amounts are recorded in general and administrative expense in the accompanying statements of income.

5. Commitments and Contingencies

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

6. Related Party Transactions

During the years ended May 31, 2009 and 2008, the Company paid $92,301 and $650,782, respectively, to PTSC for reimbursement of legal and related fees incurred by PTSC due to patent litigation.  No such amounts were paid during the year ended May 31, 2007.

At May 31, 2009, the Company had accounts payable balances of approximately $1,482,000 and $5,500 to TPL and PTSC, respectively, for direct expenses incurred by TPL and PTSC.

At May 31, 2008, the Company had accounts payable balances of approximately $3,197,000 and $7,500 to TPL and PTSC, respectively, for direct expenses incurred by TPL and PTSC.

7. Subsequent Events

During June and July 2009 the license receivable balance of $6,148,750 was received by the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 14, 2009	PATRIOT SCIENTIFIC CORPORATION /s/ FREDERICK C. GOERNER Frederick C. Goerner President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FREDERICK C. GOERNER Frederick C. Goerner	President and Chief Executive Officer	August 14, 2009

/S/ CLIFFORD L. FLOWERS Clifford L. Flowers	Chief Financial Officer and Principal Accounting Officer	August 14, 2009

/S/ CARLTON M. JOHNSON Carlton M. Johnson	Director	August 14, 2009

/S/ GLORIA H. FELCYN Gloria H. Felcyn	Director	August 14, 2009

/S/ HELMUT FALK, JR Helmut Falk, Jr.	Director	August 14, 2009

/S/ HARRY L. TREDENNICK Harry L. Tredennick	Director	August 14, 2009

/S/ DONALD E. SCHROCK Donald E. Schrock	Director	August 14, 2009