Form 10-Q
period 2009-08-31
PATRIOT SCIENTIFIC CORP
filed 2009-10-09
CIK 836564

STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X ] NO [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [_]  NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [_]	Accelerated filer [X]
Non-accelerated filer [_] (do not check if smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [_]  No [X]

On October 7, 2009, 410,304,054 shares of common stock, par value $.00001 per share were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of August 31, 2009 (unaudited) and May 31, 2009	3
Condensed consolidated Statements of Operations for the three months ended August 31, 2009 and August 31, 2008 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the three months ended August 31, 2009 and August 31, 2008 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	6-36

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37-50

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	50-51

ITEM 4. Controls and Procedures	51
PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	52

ITEM 1A. Risk Factors	52

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	52-53

ITEM 3. Defaults Upon Senior Securities	53

ITEM 4. Submission of Matters to a Vote of Security Holders	53

ITEM 5. Other Information	53

ITEM 6. Exhibits	53-54

SIGNATURES

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements
Patriot Scientific Corporation
Condensed Consolidated Balance Sheets

	August 31, 2009	May 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$8,203,033	$6,206,868
Restricted cash and cash equivalents	52,230	52,163
Marketable securities	20,746	58,292
Accounts receivable	125,048	168,402
Accounts receivable - affiliated company	3,345	5,467
Notes receivable	503,444	447,810
Work-in-process	89,065	27,279
Prepaid income taxes	427,342	506,526
Current portion of deferred tax assets	131,314	285,472
Prepaid expenses and other current assets	279,462	306,457
Total current assets	9,835,029	8,064,736

Marketable securities	10,013,212	10,598,389
Property and equipment, net	137,056	85,475
Goodwill	1,739,249	1,739,249
Other intangible assets, net	5,596,951	5,803,639
Deferred tax assets, net of current portion	4,332,474	2,843,677
Other assets	42,170	51,507
Investments in affiliated companies	868,515	4,540,280
Total assets	$32,564,656	$33,726,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$234,900	$414,843
Accrued expenses and other	538,375	593,330
Deferred revenue	24,074	26,311
Total current liabilities	797,349	1,034,484

Distributions in excess of investment in affiliated company	907,412	-
Long term debt, including accrued interest	3,062,217	3,041,577
Total long term liabilities	3,969,629	3,041,577
Total liabilities	4,766,978	4,076,061

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,067,618 shares issued and 410,304,054 shares outstanding at August 31, 2009 438,067,618 shares issued and 410,354,054 shares outstanding at May 31, 2009	4,380	4,380
Additional paid-in capital	77,046,544	77,008,332
Accumulated deficit	(34,866,927)	(32,881,848)
Common stock held in treasury, at cost – 27,763,564 shares and 27,713,564 shares at August 31, 2009 and May 31, 2009, respectively	(13,856,172)	(13,850,659)
Accumulated other comprehensive loss	(530,147)	(629,314)
Total stockholders’ equity	27,797,678	29,650,891
Total liabilities and stockholders’ equity	$32,564,656	$33,726,952

See accompanying notes to unaudited condensed consolidated financial statements.

  Patriot Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	August 31, 2009	August 31, 2008
Revenues:
Product sales and other	$-	$1,358,646
License and service revenue	97,035	-
Total revenues	97,035	1,358,646

Cost of sales:
Product sales and other	-	584,253
License and service revenue	31,983	-
Amortization of purchased intangibles	206,688	-
Total cost of sales	238,671	584,253
Gross profit (loss)	(141,636)	774,393

Operating expenses:
Research and development	314,197	-
Selling, general and administrative	1,927,795	1,930,805
Total operating expenses	2,241,992	1,930,805
Operating loss	(2,383,628)	(1,156,412)
Other income (expense):
Interest and other income	42,928	112,846
Impairment of investment in affiliated company	(680,292)	-
Interest expense	(20,640)	(4,622)
Equity in earnings (loss) of affiliated companies	(264,558)	6,558,770
Total other income (expense), net	(922,562)	6,666,994

Income (loss) before income taxes and minority interest	(3,306,190)	5,510,582

Provision (benefit) for income taxes	(1,321,111)	2,379,705

Minority interest	-	(78,636)

Net income (loss)	$(1,985,079)	$3,209,513

Basic income (loss) per common share	$-	$0.01

Diluted income (loss) per common share	$-	$0.01

Weighted average number of common shares outstanding - basic	407,484,967	388,132,502

Weighted average number of common shares outstanding - diluted	407,484,967	388,650,596

  See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended
	August 31, 2009	August 31, 2008

Operating activities:
Net income (loss)	$(1,985,079)	$3,209,513
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Minority interest in variable interest entity	-	(78,636)
Amortization and depreciation	222,402	9,887
Non-cash compensation relating to issuance of stock options and vesting of warrants	38,212	114,875
Accrued interest income added to investments and notes receivable	(701)	(7,389)
Equity in loss (earnings) of affiliated companies	264,558	(6,558,770)
Impairment of investment in affiliated company	680,292	-
Write-off of patent costs	-	21,527
Deferred income taxes	(1,400,295)	(1,605,545)
Changes in operating assets and liabilities:
Accounts receivable	43,354	254,877
Receivable from affiliated company	2,122	721
Inventory	-	(353,743)
Work-in-process	(61,786)	-
Prepaid expenses and other current assets	36,332	(1,243)
Prepaid income taxes	79,184	222,311
Accounts payable and accrued expenses	(214,259)	37,308
Deferred revenue	(2,237)	-
Income taxes payable	-	3,749,353
Net cash used in operating activities	(2,297,901)	(984,954)

Investing activities:
Proceeds from sales of marketable securities	787,546	278,856
Purchases of short-term investments	-	(70,286)
Purchases of property and equipment	(67,295)	(2,736)
Repayment of note receivable	-	50,000
Purchases of convertible notes receivable	-	(667,750)
Issuance of note receivable	(55,000)	-
Investments in affiliated companies	(32,500)	(1,546,500)
Distributions from affiliated company	3,666,828	5,852,056
Net cash provided by investing activities	4,299,579	3,893,640

Financing activities:
Payments on note payable	-	(70,296)
Repurchase of common stock for treasury	(5,513)	(504,771)
Net cash used in financing activities	(5,513)	(575,067)

Net increase in cash and cash equivalents	1,996,165	2,333,619
Cash and cash equivalents, beginning of period	6,206,868	6,424,015
Cash and cash equivalents, end of period	$8,203,033	$8,757,634

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$-	$4,622
Cash payments for income taxes	$-	$25,500

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of note receivable to preferred stock – Avot Media, Inc.	$-	$250,000
Insurance premium financed with a note payable	$-	$210,888
Unrealized loss (recovery) on investments in marketable securities charged to other comprehensive income adjusted for deferred tax benefit	$(164,823)	$149,699

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements of Patriot Scientific Corporation (the “Company”, “PTSC”, “Patriot”, “we”, “us” or “our”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Report on Form 10-K for our fiscal year ended May 31, 2009.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented.  Operating results for the three month period ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.  We have evaluated subsequent events through October 9, 2009, the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Basis of Consolidation

The condensed consolidated balance sheets at August 31, 2009 and May 31, 2009 and the condensed consolidated statement of operations for the three months ended August 31, 2009 include our accounts and those of our wholly owned subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated statement of operations for the three months ended August 31, 2008 includes our accounts and those of our majority owned inactive subsidiaries, Metacomp, Inc. and Plasma Scientific Corporation and all variable interest entities (“VIE”s) for which we were the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

Consolidation of Affiliate

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). In December 2003, the FASB modified FIN 46 (“FIN 46(R)”). FIN 46(R) provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Consolidation of Affiliate (continued)

FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46(R), were adopted as of December 31, 2003, for our interests in all VIEs. Beginning with the quarter ended May 31, 2007, we consolidated Holocom, Inc. (formerly known as Scripps Secured Data, Inc.) (“Holocom”) as Holocom was deemed a VIE and we determined that we were the primary beneficiary of Holocom.  During July 2008, Holocom obtained a credit facility for up to $300,000 from a third party, the credit facility term extended to May 1, 2009, and was guaranteed by us.  As a result of our guarantee on the third party credit facility, we maintained a variable interest in Holocom.  Upon expiration of the credit facility on May 1, 2009 we deconsolidated Holocom as we are no longer deemed to be the primary beneficiary.  We are now recording our investment in Holocom under the cost method (see Note 11).

Investments in Marketable Securities

We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FASB Staff Positions (“FSP”) SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and SFAS 115-2 and SFAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments.  We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date.  Our investments in marketable securities have been classified and accounted for as available-for-sale based on management’s investment intentions relating to these securities.  Available-for-sale marketable securities are stated at market value based on valuation by Houlihan Smith & Company, Inc.  Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income (loss).  We follow the guidance provided by SFAS 115-2 and SFAS 124-2, to assess whether our investments with unrealized loss positions are other than temporarily impaired.  Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations.

Investments in Affiliated Companies

We have a 50% interest in Phoenix Digital Solutions, LLC (“PDS”) (see Note 11). This investment is accounted for using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the condensed consolidated statements of operations in the caption “Equity in earnings (loss) of affiliated companies.”

We have a 39.4% interest in Talis Data Systems, LLC (“Talis”) (see Note 11).  Prior to the write down of our investment in Talis we were accounting for our investment using the equity method of accounting pursuant to paragraph 8 of AICPA Statement of Position (“SOP”) 78-9, Accounting for Investments in Real Estate Ventures which has applicability to non-real estate entities as well.  Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the condensed consolidated statements of operations in the caption “Equity in earnings (loss) of affiliated companies.”

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

We own 37.1% of the preferred stock of Avot Media, Inc. (“Avot”) (see Note 11).  This investment is accounted for at cost since we do not have the ability to exercise significant influence over the operating and financial policies of Avot.

We own 100% of the preferred stock of Holocom.  This investment has historically been accounted for at cost since we do not have the ability to exercise significant influence over the operating and financial policies of Holocom. Due to a re-consideration event on May 1, 2009, this investment is carried at cost plus the effects of deconsolidation of this variable interest entity on our August 31, 2009 condensed consolidated balance sheet.

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

The inability of Talis to meet its business plan and to raise capital and the general economic environment were indicators of impairment on our investment; accordingly at August 31, 2009, management obtained a third party valuation of Talis from Vantage Point Advisors, Inc.  Based on the results of the valuation, it was determined that our investment in Talis was impaired by approximately $680,000.  We have recorded this as an impairment of investment in affiliated company on our condensed consolidated statement of operations for the three months ended August 31, 2009.

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses which are excluded from the condensed consolidated statements of operations in accordance with SFAS No. 130, Reporting Comprehensive Income.  For the three months ended August 31, 2009, this amount included unrealized losses on investments classified as available-for-sale.  The amount is presented net of tax-related benefits of $65,656.

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

PDSG sells software and services to end users primarily through relationships with systems integrators and prime contractors.  PDSG recognizes revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and all related amendments and interpretations.  PDSG’s revenue is derived primarily from the following sources: (i) software licensing, (ii) related professional services, and (iii) post contract customer support (“PCS”) agreements.  PCS agreements typically include software updates, on a when and if available basis, telephone and Internet access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenue for support services is recognized on a straight-line basis over the support period.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Revenue Recognition (continued)

When a sale involves multiple elements, PDSG allocates the entire fee from the arrangement to each respective element based on its Vendor Specific Objective Evidence (“VSOE”) of fair value and recognizes revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately.  PDSG has not yet demonstrated VSOE for the professional services that are rendered in conjunction with its software license sales.  Accordingly, we have combined their presentation on our condensed consolidated statements of operations under the caption “License and service revenue.”

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

Prior to its deconsolidation, Holocom recognized revenue upon shipment of its product or upon receipt of its product by the customer when shipped FOB destination and recognized revenue on its short-term installation contracts as time and materials costs were incurred.

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

Shipping and Handling

EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be classified as either cost of sales or disclosed in the notes to the financial statements. Holocom included shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight and unreimbursed shipping to customers were included in cost of sales.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Net Income (Loss) Per Share

We apply SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings (loss) of an entity.  For the three months ended August 31, 2009, all potential common shares related to our outstanding warrants and options totaling approximately 10,760,000 shares were not included in the calculation of diluted loss per share as they had an anti-dilutive effect.  For the three months ended August 31, 2008, approximately 7,260,000 potentially dilutive common shares related to our outstanding warrants and options were not included in the calculation of diluted income per share as they had an anti-dilutive effect.

In connection with our acquisition of Crossflo Systems, Inc. (“Crossflo”), which is now a part of PDSG, we issued escrow shares that are contingent upon certain representations and warranties made by Crossflo at the time of the merger agreement (see Note 15).  In accordance with SFAS No. 128, we exclude these escrow shares from the basic earnings (loss) per share calculations and include the escrowed shares in the diluted earnings per share calculations.

	Three Months Ended August 31, 2008
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$3,209,513	388,132,502	$0.01
Diluted EPS:
Effect of dilutive securities:
Options and warrants	-	518,094
Income available to common shareholders	$3,209,513	388,650,596	$0.01

Minority Interest

Minority interest in our condensed consolidated financial statements resulted from the accounting for the acquisition of a noncontrolling interest in Holocom. Noncontrolling interest represents a partially owned subsidiary’s income, losses, and components of other comprehensive income (loss) which should be attributed to the controlling and noncontrolling interests or other parties with a right or obligation that affects the attribution of comprehensive income or loss, on the basis of their contractual rights or obligations, if any, otherwise, on the basis of ownership interests.
For the three months ended August 31, 2008, the minority interest allocated ($78,636) represented the  entire amount of Holocom’s first quarter net loss after taxes on a consolidated basis.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation

Stock-based compensation expense recognized during the period is based on the grant date fair value of the portion of share-based payment awards ultimately expected to vest during the period in accordance with the provisions of SFAS No. 123(R), Share-Based Payment. As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended August 31, 2009 of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated expected term of option grants for the three months ended August 31, 2009 was five years.

Summary of Assumptions and Activity

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three months ended August 31, 2009 is based on the historical volatilities of our common stock.  These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

	Three Months Ended August 31, 2009 (Unaudited)	Three Months Ended August 31, 2008 (Unaudited)

Expected term	5 years	N/A
Expected volatility	117%	N/A
Risk-free interest rate	2.55%	N/A

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation (continued)

A summary of option activity as of August 31, 2009 and changes during the three months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2009	10,210,000	$0.39
Options granted	70,000	$0.12
Options exercised	-	$-
Options forfeited	(70,000)	$0.23
Options outstanding at August 31, 2009	10,210,000	$0.39	2.93	$50,450
Options vested and expected to vest at August 31, 2009	8,093,311	$0.39	2.77	$50,450
Options exercisable at August 31, 2009	5,876,222	$0.44	2.31	$27,200

The weighted average grant date fair value of options granted during the three months ended August 31, 2009 was $0.08.  There were no option grants during the three months ended August 31, 2008.  There were no options exercised during the three months ended August 31, 2009 or 2008.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.15 per share on August 31, 2009) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.15) on August 31, 2009.

As of August 31, 2009, there was $854,007 of total unrecognized compensation cost related to employee stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next 45 months.  Approximately $550,000 of the total unrecognized compensation cost relates to 2,000,000 performance options granted to our CEO.  We are not currently recognizing compensation cost relating to these option grants as we have determined that it is not currently probable that the vesting conditions in the grants will be met.  When such vesting conditions are probable to be met, we will record the compensation cost for the grants.  On October 5, 2009, our CEO was terminated (see Note 17), the 2,000,000 performance options were not vested at that time and were cancelled.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation (continued)

The following table summarizes employee and director stock-based compensation expense for Patriot and employee stock-based compensation for PDSG related to stock options under SFAS No. 123(R) for the three months ended August 31, 2009 and 2008, which was recorded as follows:

	Three Months Ended	Three Months Ended
	August 31, 2009	August 31, 2008
Research and development - PDSG	$1,181	$-
Selling, general and administrative expense - PDSG	14,827	-
Selling, general and administrative expense - Patriot	20,124	107,476
Total	$36,132	$107,476

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements (continued)

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets.  The FSP amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations. The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The adoption of this FSP did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008.  The adoption of this FSP did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this FSP did not have a material impact on our consolidated financial statements.

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

In July 2009, the FASB issued EITF 09-3, Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements, which amends the scope of AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition and EITF 03-5, Applicability of AICPA Statement of Position  97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software to exclude  all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  EITF 09-3 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year provided it has not previously issued financial statements for any period within that year. We expect to adopt EITF 09-3 on June 1, 2011 and do not expect EITF 09-3 to have a material impact on our consolidated financial statements.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements (continued)

In September 2009, the FASB ratified EITF 08-1, Revenue Arrangements with Multiple Deliverables, which requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by  the company itself or other vendors. EITF 08-1 eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. EITF 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. Early adoption is permitted at the beginning of a company’s fiscal year. We expect to adopt EITF 08-1 on June 1, 2010 and do not expect EITF 08-1 to have a material impact on our consolidated financial statements.

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
$10,257,604

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Acquisitions (continued)

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

None of our acquired intangible assets were assigned to research and development assets.  The acquired intangible assets of $6,071,400 have a weighted-average useful life of approximately 8 years.  The intangible assets that make up that amount include customer contracts of $63,600 (0.75 year weighted-average useful life), maintenance agreements of $75,400 (4 year weighted-average useful life) and technologies and processes of $5,932,400 (8 year weighted-average useful life).

Goodwill in the amount of $1,668,630 was assigned to the Crossflo segment.  This amount is not deductible for income tax purposes.  During the fiscal year ended May 31, 2009 goodwill was impaired by approximately $236,000.

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
$2,473,853

The terms of the merger agreement provided that additional purchase consideration of 2,844,630 shares of  our common stock (“Escrow Shares”) be deposited with a third party escrow agent.  Per the Escrow Agreement, one year following the closing date, the Escrow Shares shall be disbursed first to: Patriot to cover transaction expenses incurred in excess of estimated transaction expenses at closing and for damages incurred as a result of any breach of Crossflo’s representations, warranties and covenants made at closing, next to the former stockholders of Crossflo in accordance with terms of the Escrow Agreement, lastly any shares remaining in the account shall be returned to Patriot.  In the event that there is not an adequate number of shares remaining in the escrow account one year from closing to satisfy distribution to Crossflo stockholders in accordance with the terms of the Escrow Agreement, Patriot is required to make up any difference in cash.  Please see Note 15 for the status of the escrow shares.

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

Three Months Ended August 31, 2008
Revenue	$1,000,017
Net income (loss)	$2,308,193
Earnings per common share—basic	$0.01
Earnings per common share—diluted	$0.01

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Acquisitions (continued)

Verras Medical, Inc.

On December 1, 2008, Crossflo acquired the assets of Verras Medical, Inc. (“Verras”).  Verras does business as Iameter and under the Iameter name provides a healthcare software tool called Sherlock™ for hospitals and physician groups to assess the quality of care delivery against state and federal healthcare standards to help realize quality improvements and reduced costs.

The aggregate purchase price was $536,225, including $503,071 of cash and $33,154 of note receivable conversion.

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

Pursuant to the purchase agreement, Crossflo paid Verras $80,288 on December 3, 2008, and the remaining $400,000 is due in four equal installments on the three, six, nine and twelve month anniversaries of the closing date.  The remaining liability of $200,000 under this agreement is included in accrued expenses on our condensed consolidated balance sheet at August 31, 2009.  On September 1, 2009, Crossflo paid Verras $100,000 pursuant to the agreement.

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

Proforma Financial Information

Due to the immaterial nature of Vigilys’ operations, no proforma financial statement information will be presented

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

3. Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, goodwill originating from acquisitions will not be amortized and will be tested for impairment on an annual basis and between annual tests based on certain circumstances.

Purchased intangible assets are being amortized over a period of 9 months to 10 years.

The following table presents details of our other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations and asset purchases:

				Net Carrying Value
	Estimated	Allocated	Accumulated	August 31,
	Life in Years	Value	Amortization	2009
Customer contracts – open orders	0.75	$63,600	$(63,600)	$-
Customer relationships	5.00	65,000	(7,815)	57,185
Maintenance agreements	4.00	75,400	(18,852)	56,548
Trademarks/names	10.00	124,500	(8,858)	115,642
Technologies and processes	5.00–8.00	6,136,900	(769,324)	5,367,576
		$6,465,400	$(868,449)	$5,596,951

				Net Carrying Value
	Estimated	Allocated	Accumulated	May 31,
	Life in Years	Value	Amortization	2009
Customer contracts – open orders	0.75	$63,600	$(63,600)	$-
Customer relationships	5.00	65,000	(4,566)	60,434
Maintenance agreements	4.00	75,400	(14,139)	61,261
Trademarks/names	10.00	124,500	(5,744)	118,756
Technologies and processes	5.00–8.00	6,136,900	(573,712)	5,563,188
		$6,465,400	$(661,761)	$5,803,639

We have included the amortization expense on intangible assets that relate to products sold in cost of sales.  We have included amortization expense associated with Holocom’s patents in selling, general and administrative expense on our condensed consolidated statement of operations for the period ended August 31, 2008.  The amortization expense related to intangible assets was as follows:

	Three Months Ended	Three Months Ended
	August 31, 2009	August 31, 2008
Amortization of intangible assets included in:
Cost of sales	$206,688	$-
Selling, general and administrative expense	-	759
Total	$206,688	$759

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Goodwill and Other Intangible Assets (continued)

At August 31, 2009 the estimated future amortization expense of intangible assets is estimated to be as follows:

Year
2010 (remaining nine months)	$620,064
2011	826,752
2012	826,752
2013	812,605
2014	785,806
Thereafter	1,724,972
Total expected future amortization	$5,596,951

The carrying amount of goodwill was $1,739,249 at August 31, 2009 and May 31, 2009.

4. Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash and cash equivalents at August 31, 2009 and May 31, 2009 consist of two savings accounts required to be held as collateral for corporate credit card accounts.

At August 31, 2009 and May 31, 2009, our short-term investments in the amount of $20,746 and $58,292, respectively, consist of accrued interest receivable on our auction rate securities which is receivable semi-annually according to the terms specified in each auction rate security instrument.  This value is reported at cost, which approximates fair market value.

5.  Fair Value Measurements

Effective June 1, 2008, we adopted the provisions of SFAS No. 157 Fair Value Measurements to account for our financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The SFAS No. 157 framework for measuring fair value requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We determine fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment or valuations by third party professionals. SFAS No. 157’s hierarchy defines three levels of inputs that may be used to measure fair value:

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value Measurements (continued)

The following table represents our financial instruments subject to SFAS No. 157 and the valuation approach applied to each class of security:

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance as of August 31, 2009
Auction rate securities	$—	$—	$10,013,212	$10,013,212

The valuation of these securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by Houlihan Smith & Company, Inc.  As a result of the estimated fair value, we have determined that there is a temporary impairment in the valuation of these securities of $886,788.  We have recorded an unrealized loss of $530,147 in accumulated other comprehensive loss at August 31, 2009, which represents the gross valuation adjustment of $886,788, net of the related tax benefit of $356,641. These securities are held “available-for-sale” in conformity with SFAS No. 115 and the unrealized loss is included in other comprehensive income in the current period. Due to the uncertainty related to the liquidity in the auction rate security market, we have classified these auction rate securities as long-term assets on the condensed consolidated balance sheets.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type:

(Unaudited)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities	Total
Beginning balance, May 31, 2009	$11,650,000	$11,650,000
Transfers in to Level 3	—	—
Total realized/unrealized losses:	—	—
Included in earnings	—	—
Included in comprehensive income (loss)	(886,788)	(886,788)
Settlements	(750,000)	(750,000)
Ending balance, August 31, 2009	$10,013,212	$10,013,212

Total recovery of previously unrealized losses for the three months ended August 31, 2009 included in other comprehensive income (loss) attributable to the change in fair market value relating to assets still held at the reporting date	$164,823	$164,823

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. All unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other comprehensive income (loss).

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

6. Accounts Receivable

Trade accounts receivable consisted of the following:

	August 31, 2009	May 31, 2009
PTSC	$-	$1,708
PDSG	125,048	166,694
Total	$125,048	$168,402

No allowance for doubtful accounts was necessary at August 31, 2009 or May 31, 2009.

At August 31, 2009 and May 31, 2009, accounts receivable from our investee PDS was $3,345 and $5,467, respectively.  These balances represent reimbursements we submit to PDS for our legal and related costs incurred in various legal matters of which we are listed as co-defendant with TPL.

7. Notes Receivable

On February 24, 2009, we received a promissory note receivable from Avot for principal of $100,000.  Interest at the rate of 8% accrues on the note until its maturity date of August 24, 2009.

On March 12, 2009, we entered into a secured revolving note receivable with Avot for $500,000.  The note bears interest at a rate of 8% and is due December 12, 2009. The note is secured by the assets presently owned or acquired in the future by Avot.  Upon entering into the secured revolving loan note, the short term note we received from Avot on February 24, 2009 was cancelled and the principal amount of $100,000 was classified as an initial advance on the revolving loan note.  Under terms of the note, not more than one request for advances shall be made within a single month.  On March 13, 2009, April 1, 2009, May 11, 2009 and June 22, 2009, we advanced $115,000, $115,000, $115,000 and $55,000, respectively, to Avot under terms of the note. At August 31, 2009 the balance of the note receivable was $503,444, including accrued interest receivable of $3,444.

At May 31, 2009, the balance of the note receivable was $447,810, including accrued interest receivable of $2,810 recognized during the year ended May 31, 2009.

8. Work-In-Process

Work-in-process at August 31, 2009  and May 31, 2009 consists of $89,065 and $27,279, respectively,  which represents the excess of recognized revenue over invoices to customers on PDSG’s current contracts in progress.

9. Investments in Marketable Securities

The following table shows the cost, gross unrealized losses and fair value of our investments in marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at August 31, 2009 and May 31, 2009.  As stated in Note 5, the fair value of our  investments is based on valuations by Houlihan Smith & Company, Inc. at August 31, 2009 and May 31, 2009:

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Marketable Securities (continued)

	As of August 31, 2009
	Twelve Months or Greater
	Cost	Gross Unrealized Losses	Estimated Fair Value
Short-term
Accrued interest - auction rate securities	$20,746	$—	$20,746

Long-term
Auction rate securities	10,900,000	(886,788)	10,013,212

Total	$10,920,746	$(886,788)	$10,033,958

	As of May 31, 2009
	Twelve Months or Greater
	Cost	Gross Unrealized Losses	Estimated Fair Value
Short-term
Accrued interest - auction rate securities	$58,292	$—	$58,292

Long-term
Auction rate securities	11,650,000	(1,051,611)	10,598,389

Total	$11,708,292	$(1,051,611)	$10,656,681

Auction Rate Securities.  The unrealized losses on our auction rate securities are caused by the uncertainty that these securities will settle or that we may have to redeem them for less than par value in the event we needed immediate access to these funds.  As of August 31, 2009 and May 31, 2009, we held auction rate securities with a par value totaling approximately $10.9 million and $11.7 million, respectively, that failed to sell at auction.  During June 2009, auction rate securities with a par value of $750,000 were redeemed by the issuers at par value.  In September 2009, auction rate securities with a par value of $2,500,000 were redeemed by the issuer at par value (see Note 17). In the event we need to access funds invested in these auction rate securities we would not be able to liquidate these securities until (i) a future auction of these securities is successful, (ii) they are refinanced and redeemed by the issuers, or (iii) a buyer is found outside of the auction process.  The investments consist of student loan auction rate instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (“FFELP”).  These investments are of high credit quality and the AAA credit ratings of the investments have been reaffirmed since August 2009.  These instruments are collateralized in excess of the underlying obligations, are insured by the various state educational agencies, and are guaranteed by the Department of Education as an insurer of last resort.  We do not intend to sell our auction rate securities before we are able to recover our cost basis and it is more likely than not that we will not have to sell our auction rate securities before recovery of our cost basis.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Marketable Securities (continued)

Due to the uncertainty surrounding the timing of a market recovery, we have classified our auction rate securities as long- term investments in our condensed consolidated balance sheet as of August 31, 2009.  As  a result of temporary declines in the fair value of our auction rate securities, which we attribute to liquidity issues rather than credit issues, we have recorded an unrealized loss of $530,147 in other comprehensive loss at August 31, 2009, which represents the gross valuation adjustment of $886,788, net of the related tax benefit of $356,641.  At May 31, 2009, we recorded an unrealized loss of $629,314 in accumulated other comprehensive loss, which represents the gross valuation adjustment of $1,051,611, net of the related tax benefit of $422,297.

We will continue to evaluate the fair value of our investments in auction rate securities each reporting period for a potential other-than-temporary impairment.

During June 2008, we obtained a credit facility from Wedbush Morgan Securities, Inc. (“Wedbush”) for as long as needed, which provides for financing up to 50% of the par value balance of our outstanding auction rate securities. The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee, and when drawn upon will bear interest at the federal funds rate plus 3%.  On October 14, 2008, we borrowed $3,000,000 on the credit facility, the proceeds of which is included in cash and cash equivalents at August 31, 2009 (see Note 13).

10. License Agreements

In February 2005, we entered into two separate licensing agreements with one customer for our patent portfolio and Ignite microprocessor technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for maintenance services. Maintenance under the agreement was expected to be provided over a period not to exceed four years; which ended in February 2009. Maintenance revenue recognized during the three months ended August 31, 2008 was approximately $6,250.

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

We and TPL each own 50% of the membership interests of PDS, and each of us has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, we and TPL agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. Neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement. PDS has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by TPL on behalf of PDS. During the three months ended August 31, 2009 and 2008, PDS expensed $500,000 and $947,425, respectively, pursuant to this commitment.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

PDS reimburses TPL for payment of all legal and third-party expert fees and other related third-party costs and other expenses.  During the three months ended August 31, 2009 and 2008, PDS expensed $2,295,208 and $954,637, respectively, pursuant to the agreement.

On November 13, 2008, the management committee of PDS resolved to pay TPL 3% of the gross licensing revenue received by PDS for the period June 1, 2008 through May 31, 2009, as reimbursement for certain expenses incurred by TPL in connection with TPL’s activities related to a possible amendment of patent laws in the United States.  The aggregate reimbursement under this resolution was not to exceed $1,000,000 for the period June 1, 2008 through May 31, 2009.  From November 2008 to May 31, 2009, PDS expensed $571,500 pursuant to this resolution.

On August 17, 2009, the management committee of PDS resolved to pay TPL $500,000 per quarter beginning on June 1, 2009 and continuing through May 31, 2010 relating to TPL’s special work and effort regarding the MMP litigation and U.S. Patent Office re-examinations.  In the event that PDS has insufficient funds to make such payments, we are required to advance half of the quarterly amount to PDS.  Our advance to PDS will be without interest and must be repaid to us no later than May 31, 2010.  On June 1, 2009, TPL received $500,000 from PDS pursuant to this agreement, this amount is included in the legal and third-party expert fees listed above.  As of the date of this filing, we have not advanced any funds to PDS under this resolution.

We are accounting for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’ net loss during the three months ended August 31, 2009 of $242,851 as a decrease in our investment and our share of PDS’ net income during the three months ended August 31, 2008 of $6,621,859 as an increase in our investment.  Cash distributions received from PDS during the three months ended August 31, 2009 and 2008 of $3,666,828 and $5,852,056, respectively, have been recorded as a reduction in our investment. During the three months ended August 31, 2009, PDS distributed earnings in excess of the carrying amount of our investment of $907,412.  Such amount has been recorded as “Distributions in excess of investment in affiliated company” on our condensed consolidated balance sheet at August 31, 2009, due to our and TPL’s obligation to fund the working capital of PDS at the discretion of PDS’ management committee.  We have recorded our share of PDS’ net loss for the three months ended August 31, 2009 and our share of PDS’ net income for the three months ended August 31, 2008 as “Equity in Earnings (Loss) of Affiliated Companies” in the accompanying condensed consolidated statements of operations.

During the three months ended August 31, 2009 and 2008, TPL entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $2,327,655 and $16,275,000, respectively.

At August 31, 2009, PDS had accounts payable balances of approximately $1,892,900 and $3,300  to TPL and PTSC, respectively.  At May 31, 2009, PDS had accounts payable balances of approximately $1,482,000 and $5,500 to TPL and PTSC, respectively.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

PDS’ condensed balance sheets at August 31, 2009 and May 31, 2009 and statements of operations for the three months ended August 31, 2009 and 2008 are as follows:

Condensed Balance Sheets

ASSETS:
	August 31, 2009	May 31, 2009
Cash and cash equivalents	$81,419	$1,343,582
Licenses receivable	-	6,148,750
Total assets	$81,419	$7,492,332

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT):
	August 31, 2009	May 31, 2009
Accounts payable	$1,896,242	$1,487,799
Members’ equity (deficit)	(1,814,823)	6,004,533
Total liabilities and members’ equity (deficit)	$81,419	$7,492,332

Condensed Statements of Operations
	Three Months Ended August 31,
	2009	2008
Revenues	$2,327,655	$16,275,000
Operating expenses	2,813,664	1,942,560
Operating income (loss)	(486,009)	14,332,440
Interest income	307	28,639
Net income (loss)	$(485,702)	$14,361,079

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

During the fourth quarter of fiscal year 2009, we purchased an additional 185,793 membership units of Talis for $269,399 which brought our ownership share of Talis to 38.9% at May 31, 2009.  During June 2009, we purchased 22,414 membership units for $32,500 which brings our ownership share to 39.4%.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

The inability of Talis to meet its business plan, to raise capital, and the general economic environment were indicators of impairment on our investment, accordingly at August 31, 2009, management obtained a third party valuation of Talis from Vantage Point Advisors, Inc.  Based on the results of the valuation, it was determined that our investment in Talis was impaired by approximately $680,000.  We have recorded this as an impairment of investment in affiliated company on our condensed consolidated statement of operations for the three months ended August 31, 2009.

We were accounting for our investment in Talis under the equity method of accounting.  We had recorded our share of Talis’ net loss of $21,706 and $63,089 during the two months ended July 31, 2009 and three months ended August 31, 2008, respectively, as a decrease in our investment.  Our investment in Talis was $669,498 at May 31, 2009 and was recorded as “Investments in Affiliated Companies” on our condensed consolidated balance sheet.  We have recorded our share of Talis’ net loss as “Equity in Earnings of Affiliated Companies” in the accompanying condensed consolidated statements of operations for the two months ended July 31, 2009 and the three month ended August 31, 2008.  The carrying value of our investment in Talis after impairment is zero at August 31, 2009.

Due to the immaterial nature of Talis’ operations, no condensed financial statement information is presented herein.

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

The inability of Avot to meet its business plan, to raise capital, and the general economic environment were indicators of impairment on our investment, and at May 31, 2009, management obtained a third party valuation of Avot from Vantage Point Advisors, Inc.  Based on the results of the valuation, it was determined that our investment in Avot was impaired by approximately $867,000.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

Our investment in Avot as impaired is $433,333 and has been recorded as “Investments in Affiliated Companies” on our condensed consolidated balance sheets at August 31, 2009 and May 31, 2009.

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

During March 2007, we entered into a revolving line of credit with Holocom which caused us to have a variable interest in Holocom and we were required to consolidate Holocom as a variable interest entity according to FIN46(R) (see Note 12).  Prior to initial consolidation, we recognized a $126,746 impairment loss on our preferred stock investment for the losses of Holocom for the period February 2007 through March 26, 2007.  During May 2009, we deconsolidated Holocom due to a re-consideration event (see Note 12).  At August 31, 2009 and May 31, 2009, our investment in Holocom is $435,182 and has been recorded as “Investments in Affiliated Companies” on our condensed consolidated balance sheets at August 31, 2009  and May 31, 2009.

12. Formerly Consolidated Variable Interest Entity

As stated in Note 11, in February 2007, we invested an aggregate of $370,000 in Holocom for 2,100,000 shares of convertible preferred stock.  On March 27, 2007, we entered into an 18-month revolving line of credit with Holocom for a maximum amount of $500,000.  As a result of the line of credit, we had a variable interest in Holocom, a variable interest entity, and we had determined that we were the primary beneficiary as we absorbed more than half of the variable interest entity’s expected losses.  On August 29, 2008 Holocom paid the remaining balance due on the March 2007 line of credit and provided us notice effectively terminating the line of credit on August 29, 2008.  During July 2008, Holocom obtained a credit facility for up to $300,000 from a third party, the facility’s term extended to May 1, 2009, and was guaranteed by us. As a result of our guarantee on the third party credit facility, which we were not contractually required to provide, we maintained a variable interest in Holocom as we are obligated under the guarantee to repay the third party should Holocom default on the credit facility.  During May 2009, Holocom paid the balance due

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Formerly Consolidated Variable Interest Entity (continued)

on the July 2008 facility, releasing our guarantee.  As a result of this re-consideration event, we are no longer the sole source of financial support and the primary beneficiary for Holocom; accordingly on May 1, 2009 we deconsolidated Holocom from our financial results.

For the three months ended August 31, 2008, the minority interest allocated ($78,636) represented the  entire amount of Holocom’s first quarter net loss after taxes on a consolidated basis.

13.   Notes Payable

On October 14, 2008, we borrowed $3,000,000 on our credit facility with Wedbush, the proceeds of which is included in cash and cash equivalents at August 31, 2009 and May 31, 2009.  Per requirements of The Financial Industry Regulatory Authority (“FINRA”), the credit facility is limited to 50% of the par value of our outstanding auction rate securities.  As of the date of this filing, the par value of our outstanding auction rate securities was $8,400,000, which limits our credit facility to $4,200,000.  The facility is collateralized by the full value of the outstanding auction rate securities, requires no origination fee and bears interest at the federal funds rate plus 3%.  At August 31, 2009 and May 31, 2009, the balance included accrued interest on the credit facility of $62,217 and $41,577, respectively, at an approximate rate of 3.25%.

14.   Stockholders’ Equity

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on certain investments classified as available-for-sale, net of tax, which are excluded from our condensed consolidated statements of operations in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) for the three months ended August 31, 2009 and 2008 was as follows:

	Three Months Ended
	August 31,
	2009	2008
Net income (loss)	$(1,985,079)	3,209,513
Unrealized holding gain (losses) on investments, net of taxes	99,167	(88,704)
Total comprehensive income (loss)	$(1,885,912)	$3,120,809

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market.  As part of the program we purchased 50,000 and 2,367,160 shares of our common stock at an aggregate cost of $5,513 and $504,771 during the three months ended August 31, 2009 and 2008, respectively.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

Equity Transactions

The following table summarizes equity transactions during the three months ended August 31, 2009:

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock
Balance June 1, 2009	410,354,054	$4,380	$77,008,332	$(32,881,848)	$(13,850,659)
Non-cash compensation	- -	-	38,212	-	-
Repurchase of common stock for treasury	(50,000)	-	-	-	(5,513)
Net loss	- -	-	-	(1,985,079)	-
Balance August 31, 2009	410,304,054	$4,380	$77,046,544	$(34,866,927)	$(13,856,172)

Stock Options and Warrant Activity

As of August 31, 2009, we had 100,000 options outstanding pursuant to our 1996 Stock Option Plan exercisable at $0.07 per share expiring in 2009; 849,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.10 to $0.86 per share expiring through 2013; 2,873,000 options outstanding pursuant to our 2003 Stock Option Plan exercisable at a range of $0.10 to $0.40 per share expiring through 2013; and 6,388,000 options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.08 to $0.70 per share expiring through 2014.  Some of the options outstanding under these plans are not presently exercisable and are subject to meeting vesting criteria.

On June 1, 2009, we issued 70,000 stock options from our 2006 Stock Option Plan with an exercise price of $0.12 to new PDSG employees.  These options are not presently exercisable and are subject to meeting vesting criteria.

During the three months ended August 31, 2009, we recorded $38,212 of non-cash compensation expense related to vesting of stock options and warrants, including $16,008 related to PDSG.  During the three months ended August 31, 2008, we recorded $114,875 of non-cash compensation expense related to vesting of stock options and warrants, including $6,706 related to Holocom and none relating to PDSG.

As of August 31, 2009, we had warrants outstanding to purchase 550,000 common shares at exercise prices ranging from $0.20 to $1.00 per share, expiring at various dates through 2013.  No warrants were issued or exercised and no warrants expired during the three months ended August 31, 2009.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

The Asustek case sought declaratory relief that its products do not infringe enforceable claims of the '336 and '584 patents and US 5,440,749 (the “749 patent”). The Asustek case also sought a similar declaration with respect to two patents owned by TPL that are not a part of the MMP Portfolio, and as such we are not engaged in this aspect of the litigation and defense.  On December 22, 2008, we announced that Asustek had purchased a MMP Portfolio license.

The Acer case seeks declaratory relief that its products do not infringe enforceable claims of the '336, '584, ‘749, '148 patents and US 5,530,890 (the “890 patent”). The HTC case similarly seeks declaratory relief that its products do not infringe enforceable claims of those patents.  We allege counterclaims for patent infringement of the '336, '749, '148 and '890 patents against Acer and HTC.  On June 16, 2009, District Court Judge Jeremy Fogel stayed the HTC and Acer actions until September 18, 2009.  The stay has been extended through November 6, 2009.

On December 1, 2008, we, TPL and Alliacense, Ltd. were named as defendants in a lawsuit filed in the United States District Court for the Northern District of California by Barco, N.V.  The Barco case seeks declaratory relief that its products do not infringe enforceable claims of the '584, '749 and '890 patents.  We allege counterclaims for patent infringement of our '749, '890 and '336 patents.  On June 22, 2009, Judge Fogel also stayed the Barco case until September 18, 2009, and that stay has been extended through November 6, 2009.

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

Deutsche Bank Arbitration

On October 16, 2008, we initiated binding arbitration claims before FINRA against Deutsche Bank Securities, Inc., and affiliates ("DBSI") based on advisory services provided to us resulting in our purchases of auction rate securities ("ARS") and the failure of the ARS market in February 2008.  We experienced a loss of liquidity and other damages as a result and allege DBSI engaged in negligence and nondisclosure in providing us services.  DBSI has answered our claims, and an arbitration panel has been selected.  Document discovery has been initiated.  Some instruments have been repurchased by the issuers since the claim was filed (see  Note 17).  The Arbitration is scheduled to commence on January 11, 2010.

DBSI's parent, Deutsche Bank AG, denied being required to arbitrate the dispute with DBSI before FINRA, and so we filed an action against Deutsche Bank AG in the United States District Court for the Southern District of California based on its liability with respect to our investments in ARS.  Deutsche Bank AG has filed motions to stay the proceedings and to dismiss all claims which are set for hearing on October 26, 2009 and December 21, 2009, respectively.  Our application to commence discovery is pending.

Crossflo Systems, Inc. Litigation

Under the terms of our Agreement and Plan of Merger (the "Merger Agreement") with Crossflo, and certain of its principal officers, an escrow account was established to hold back approximately 10% of the merger consideration payable to the shareholders of Crossflo (the "Escrow Merger Consideration").  We contend that certain representations and warranties made by Crossflo and certain of its principal officers in the Merger Agreement were false when made, and were false as of the closing of the merger.  We submitted a demand to the escrow agent on August 31, 2009 not to release the Escrow Merger Consideration to the Crossflo shareholders and to instead return it to us.  Enough Crossflo shareholders have opposed our demand that the escrow consideration has not been released to either side.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

On August 31, 2009, we initiated an arbitration proceeding before the American Arbitration Association against the three Crossflo principal officers who were signatories to the Merger Agreement for having provided false representations and warranties in the Merger Agreement and for nondisclosure of information about Crossflo during the due diligence process leading up to the Merger.  Those three principal officers have not responded to the arbitration claim as of the date of this filing which is deemed to be a denial of such claim.

401(k) Plan

Patriot and PDSG have retirement plans that comply with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plans. Patriot matches 50% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation. Patriot’s participants vest 33% per year over a three year period in their contributions. Patriot’s matching contributions during the three months ended August 31, 2009 and 2008 were $6,020 and $2,038, respectively.  PDSG does not match participant voluntary contributions.

Guarantees and Indemnities

We have made certain guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party. We indemnify our directors, officers, employees and agents to the  maximum extent permitted under the laws of the State of Delaware and California for PDSG. In connection with our facility leases, we have indemnified our lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these guarantees and indemnities in the accompanying condensed consolidated balance sheets.

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

Retention Bonuses

In connection with the acquisition of Crossflo, retention bonuses are to be paid to individuals who were Crossflo employees pre-merger who remain with PDSG until March 1, 2010.  In connection with the acquisition of Vigilys, a retention bonus is to be paid to a key employee who remains with PDSG until March 27, 2010.  The projected liability for such bonuses is $245,000.  These liabilities are being accrued ratably over the retention periods.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

Escrow Shares

On August 31, 2009 we gave notice to the former shareholders of Crossflo and Union Bank of California (the “Escrow Agent”) under Section 2.5 of the Agreement and Plan of Merger between us and Crossflo (the “Agreement”), outlining damages incurred by us in conjunction with the acquisition of Crossflo, and seeking the return of 2,844,630 shares of our common stock held by the Escrow Agent.  Subsequently, former shareholders of Crossflo representing a majority of the escrowed shares responded in protest to our claim, delaying the release of the escrowed shares until a formal resolution is reached.  In the event we fail to prevail in our claim against the escrowed shares, we may be obligated to deposit into escrow approximately $256,000 of cash consideration due to the decline in our average stock price over the one year escrow period, calculated in accordance with the Section 2.5 of the Agreement.  We have evaluated the potential for loss regarding our claim and believe that we will prevail.  Accordingly, we have not recorded a contingent liability for this matter.

16. Segment Information

Holocom began operations in February 2007 and we consolidated Holocom in our consolidated financial statements commencing in March 2007.  Due to a re-consideration event we deconsolidated Holocom May 1, 2009 (see Note 12). Holocom was an operating segment under SFAS No. 131, Disclosures About Segments of an Enterprise, as revenue was 10% or more of the total revenue of all operating segments.

Holocom is engaged in the business of developing and manufacturing network-security hardware for sale to government, military, and other high-security facilities. There was no inter-segment revenue, and the accounting policies for segment reporting were the same as for us as a whole.

We acquired PDSG in a series of transactions in the second, third and fourth quarters of fiscal 2009 and consolidate our wholly-owned subsidiary PDSG in our consolidated financial statements.  PDSG provides data sharing services and products to the public sector.  There is no inter-segment revenue and the accounting policies for segment reporting are the same as for us as a whole.

These reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.

The “all other” category includes the results for Patriot Scientific Corporation.

Operating segment net revenue, operating loss and income (loss) before taxes for the three months ended August 31, 2009 and 2008 were as follows:

	Three Months Ended
	August 31, 2009	August 31, 2008
Net revenue:
Holocom	$-	$1,319,366
PDSG	97,035	-
All other	-	39,280
Total net revenue	$97,035	$1,358,646

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Segment Information (continued)

	Three Months Ended
	August 31, 2009	August 31, 2008
Operating income (loss):
Holocom	$-	$117,453
PDSG	(1,466,181)	-
All other	(917,447)	(1,273,865)
Total operating loss	$(2,383,628)	$(1,156,412)

Income (loss) before taxes and minority interest:
Holocom	$-	$114,558
PDSG	(1,456,845)	-
All other	(1,849,345)	5,396,024
Total income (loss) before taxes and minority interest	$(3,306,190)	$5,510,582

Operating segment total assets at August 31, 2009 and May 31, 2009 were as follows:

	August 31, 2009	May 31, 2009
Total assets:
PDSG	$9,922,821	$10,067,007
All other	22,641,835	23,659,945
Total assets	$32,564,656	$33,726,952

All Holocom sales were to unaffiliated customers within the United States.  All PDSG sales were to unaffiliated customers within the United States, with the exception of a hosting arrangement with a customer in Japan.

Sales concentration information for Holocom for the three months ended August 31, 2008 was as follows:

	Three months ended August 31, 2008
	Sales	% of sales
Customer A	$793,953	60%
Customer B	$361,313	27%

Accounts receivable concentration information for PDSG as of August 31, 2009 and May 31, 2009  and sales concentration information for the three months ended August 31, 2009 and 2008 were as follows:

	Three months ended August 31, 2009		August 31, 2009	Three months ended August 31, 2008		May 31, 2009
	Sales	% of sales	% of A/R	Sales	% of sales	% of A/R
Customer A	----	----	80%	----	----	60%
Customer B	$28,880	30%	----	----	----	----
Customer C	$33,050	34%	----	----	----	14%
Customer D	$11,337	12%	3%	----	----	5%

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

17.  Subsequent Events

On September 1, 2009, we paid Verras $100,000 pursuant to the asset purchase agreement.

In September 2009, we entered into an agreement with Avot in which Avot will develop a software package for PDSG’s Vigilys product.  Terms of the agreement require PDSG to pay Avot four milestone payments of $50,000 each on approximately September 1, approximately October 1, approximately November 1 and approximately December 1, 2009.  In connection with the agreement, Avot will provide us 1,000,000 warrants with an exercise price of $0.05 per share and a 36 month exercise period.  The warrants are to be issued in four 250,000 installments consistent with the milestone payments.  On September 11, 2009, PDSG paid Avot $50,000 pursuant to terms of the agreement.

On September 16, 2009, $2,500,000 of our ARS was redeemed by the issuers at par.

On October 5, 2009, we terminated our CEO and our V.P. of Business Development.  The 2,000,000 performance options granted to our CEO that had not yet vested were cancelled.  As of the date of this filing, a separation agreement for our former CEO has not been executed.

On October 5, 2009, our CFO was named as Interim President and CEO of the company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND THE REST OF  THIS REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS". SEE ALSO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 2009.

Overview

In June 2005, we entered into a series of agreements with Technology Properties Limited (“TPL”) and others to facilitate the pursuit of unlicensed users of our intellectual property. We intend to continue our joint venture with TPL to pursue license agreements with unlicensed users of our technology. We believe that utilizing the option of working through TPL, as compared to creating and using our own licensing team for those activities, avoids a competitive devaluation of our principal assets and is a prudent way to achieve the desired results as we seek to obtain fair value from users of our intellectual property.

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

Our wholly-owned subsidiary Partiot Data Solutions Group, Inc. (“PDSG”) sells software and services to end users primarily through relationships with systems integrators and prime contractors.  PDSG recognizes revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and all related amendments and interpretations.  PDSG’s revenue is derived primarily from the following sources: (i) software licensing, (ii) related professional services, and (iii) post contract customer support (“PCS”) agreements.  PCS agreements typically include software updates, on a when and if available basis, and telephone and Internet access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenue for support services is recognized on a straight-line basis over the support period.

When a sale involves multiple elements, PDSG allocates the entire fee from the arrangement to each respective element based on its Vendor Specific Objective Evidence (“VSOE”) of fair value and recognizes revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately.  PDSG has not yet demonstrated VSOE for the professional services that are rendered in conjunction with its software license sales.  Accordingly, we have combined their presentation on our consolidated statements of operations under the caption “License and service revenue.”

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

Prior to its deconsolidation, Holocom, Inc. (“Holocom”) recognized revenue upon shipment of its product or upon receipt of its product by the customer when shipped FOB destination and recognized revenue on its short-term installation contracts as time and materials costs were incurred.

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

Stock-based compensation expense recognized during the period is based on the grant date fair value of the portion of share-based payment awards ultimately expected to vest during the period in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rate for the three months ended August 31, 2009 and 2008 of approximately 5% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated term of option grants for the three  months ended August 31, 2009 and 2008 was five years.

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

5.           Investments in Affiliated Companies

We have a 50% interest in Phoenix Digital Solutions, LLC (“PDS”). We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statements of operations in the caption “Equity in earnings (loss) of affiliated companies.”

We have a 39.4% interest in Talis Data Systems, LLC (“Talis”).  Prior to the write down of our investment in Talis we were accounting for our investment using the equity method of accounting pursuant to paragraph 8 of SOP 78-9, Accounting for Investments in Real Estate Ventures (which has applicability to non-real estate accounting matters as well).  Under the equity method of accounting, the investment, originally recorded at cost, was adjusted to recognize our share of net earnings or losses of the investee and was recognized in the consolidated statements of operations in the caption “Equity in earnings (loss) of affiliated companies.”

We own 37.1% of the preferred stock of Avot Media, Inc. (“Avot”).  This investment is accounted for at cost since we do not have the ability to exercise significant influence over the operating and financial policies of Avot.

We own 100% of the preferred stock of Holocom.  This investment has historically been accounted for at cost since we do not have the ability to exercise significant influence over the operating and financial policies of Holocom. Due to a re-consideration event on May 1, 2009, this investment is carried at cost plus the effects of deconsolidation of this variable interest entity on our August 31, 2009 condensed consolidated balance sheet.

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
The inability of Talis to meet its business plan and to raise capital and the general economic environment were indicators of impairment on our investment; accordingly at August 31, 2009, management obtained a third party valuation of Talis from Vantage Point Advisors, Inc.  Based on the results of the valuation, it was determined that our investment in Talis was impaired by approximately $680,000.  We have recorded this as an impairment of investment in affiliated company on our condensed consolidated statement of operations for the three months ended August 31, 2009.

6.  Business Combinations and Intangible Assets Including Goodwill

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

Results of Operations

Comparison of the Three Months Ended August 31, 2009 and Three Months Ended August 31, 2008.

Consolidated:

	Three Months Ended
	August 31, 2009	August 31, 2008
Revenues:
Product sales and other	$-	$1,358,646
License and service revenue	97,035	-
Total revenues	97,035	1,358,646

Cost of sales:
Product sales and other	-	584,253
License and service revenue	31,983	-
Amortization of purchased intangibles	206,688	-
Total cost of sales	238,671	584,253
Gross profit (loss)	$(141,636)	$774,393

Segment Results:

	Three months ended
	August 31, 2009		August 31, 2008

Holocom:	Dollars	% of Revenue	Dollars	% of Revenue
Revenues - Product sales and other	$-	-	$1,319,366	100.0%
Cost of sales	-	-	584,253	44.3%
Gross profit	$-	-	$735,113	55.7%

PDSG:
License and service revenue	$97,035	100.0%	$-	-
Cost of sales	31,983	33.0%	-	-
Amortization of purchased intangibles	206,688	-	-	-
Gross loss	$(141,636)	-	$-	-

PTSC:
Revenues - Product sales and other	$-	-	$39,280	100.0%
Cost of sales	-	-	-	-
Gross profit	$-	-	$39,280	100.0%

Holocom

During the three months ended August 31, 2008, we recorded sales amounting to approximately $1,319,000 by our then consolidated variable interest entity, Holocom, with cost of sales amounting to approximately $584,000.  Due to a re-consideration event we deconsolidated Holocom in May 2009.

PDSG

We acquired PDSG in a series of transactions in the second, third and fourth quarters of fiscal 2009.  Revenue consists of software licenses and associated services relating to PDSG’s CDX data agent product and the Sherlock™ software  tool for medical facilities.  Cost of sales includes the direct time of PDSG employees on each project as well as outside contractors. Included in cost of sales is approximately $206,700 of amortization expense on purchased intangible assets.

PTSC

During the three months ended August 31, 2008, we recognized maintenance fee revenues totaling $6,250 in connection with an agreement with AMD Corporation during the 2005 fiscal year. The agreement called for maintenance fees totaling $100,000 connected with a license agreement for our Ignite technology; the license fee revenue was being recognized as revenue evenly over the four year period of the license, which ended in February 2009.

In addition during the three months ended August 31, 2008, we recorded sales of approximately $33,000 from the sale of microprocessor chips that we no longer market. Inventory associated with the sales of these microprocessor chips is carried at zero value.  Our final sales of microprocessor chips occurred during the quarter ended August 31, 2008.

Consolidated

Our revenues decreased from approximately $1,359,000 for the three months ended August 31, 2008 to approximately $97,000 for the three months ended August 31, 2009, primarily due to the deconsolidation of Holocom. Our revenue amounts do not include income of approximately $6,622,000 for the three months ended August 31, 2008 and loss of approximately $243,000 for the three months ended August 31, 2009 from our investment in PDS and losses of approximately $63,100 and $21,700, respectively, for the three months ended August 31, 2008 and 2009, respectively, from our investment in Talis.

Consolidated:

	Three months ended
	August 31, 2009	August 31, 2008
Research and development	$314,197	$-

PDSG

Research and development costs consist of PDSG’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of PDSG’s software product.  For the three months ended August 31, 2009, approximately $1,200 of non-cash compensation was recorded in connection with vesting of employee stock options in accordance with SFAS 123(R).

Consolidated:

	Three months ended
	August 31, 2009	August 31, 2008
Selling, general and administrative	$1,927,795	$1,930,805

Segment Results:
	Three months ended
	August 31, 2009	August 31, 2008
Holocom:
Selling, general and administrative	$-	$617,660
PDSG:
Selling, general and administrative	$1,010,348	$-
PTSC:
Selling, general and administrative	$917,447	$1,313,145

Holocom

During the three months ended August 31, 2008, we recorded selling, general and administrative expenses amounting to approximately $618,000 by our then consolidated variable interest entity, Holocom.  Due to a re-consideration event we deconsolidated Holocom in May 2009 (see Note 12).

PDSG

Selling, general and administrative expenses for the three months ended August 31, 2009 consist of approximately $670,000 of payroll and related expenses for the sales and administrative employees, approximately $43,000 of travel and related expenses for the sales employees, approximately $120,000 for consultants, and approximately $50,000 for rent expense.  For the three months ended August 31, 2009, approximately $15,000 of non-cash compensation was recorded in connection with vesting of employee stock options in accordance with SFAS 123(R).

PTSC

Selling, general and administrative expenses decreased from approximately $1,313,000 for the three months ended August 31, 2008 to approximately $917,000 for the three months ended August 31, 2009, primarily  due to the preparations for acquisition of PDSG in the prior year.  The decrease consisted of approximately $190,000 in legal and accounting expense, approximately $90,000 in consulting expense and approximately $17,000 in public and investor relations expenses.  These decreases were offset by increases in payroll and related expenses of approximately $27,000, and approximately $9,000 in travel and related expenses.  For the three months ended August 31, 2009, approximately $22,000 of non-cash compensation was recorded in connection with vesting of employee stock options in accordance with SFAS 123(R) as compared to approximately $108,000 for the three months ended August 31, 2008.

Consolidated

Selling, general and administrative expenses decreased from approximately $1,931,000 for the three months ended August 31, 2008 to approximately $1,928,000 for the three months ended August 31, 2009.

Consolidated:
	Three months ended
	August 31, 2009	August 31, 2008
Other income (expense):
Interest and other income	$42,928	$112,846
Impairment of investment in affiliated company	(680,292)	-
Interest expense	(20,640)	(4,622)
Equity in earnings (loss) of affiliated companies	(264,558)	6,558,770
Total other income (expense), net	$(922,562)	$6,666,994

Segment Results:
	Three months ended
	August 31, 2009	August 31, 2008
Holocom:
Interest and other income	$-	$381
Interest expense	-	(9)
Total other income (expense), net	$-	$372
PDSG:
Interest and other income	$9,336	$-
Interest expense	-	-
Total other income (expense), net	$9,336	$-
PTSC:
Interest and other income	$33,592	$112,465
Impairment of investment in affiliated company	(680,292)	-
Interest expense	(20,640)	(4,613)
Equity in earnings (loss) of affiliated companies	(264,558)	6,558,770
Total other income (expense), net	$(931,898)	$6,666,622

Consolidated

Our other income and expenses for the three months ended August 31, 2009 included equity in the loss of PDS consisting of net loss after expenses in the amount of approximately $243,000 and our share of loss in Talis consisting of approximately $22,000 after expenses.  For the three months ended August 31, 2008, our other income and expenses included our share of income in PDS of approximately $6,622,000 and our share of loss in Talis of approximately $63,000. Our investments in PDS and Talis are accounted for in accordance with the equity method of accounting for investments. Total other income and expense for the three months ended August 31, 2009 amounted to net other expenses of approximately $932,000 compared with net other income of approximately $6,667,000 for the three months ended August 31, 2008. Interest income and other income decreased from approximately $112,000 for the three months ended August 31, 2008 to approximately $34,000 for the three months ended August 31, 2009 due to declines in interest rates for our cash, cash equivalents and long term investment accounts.  For the three months ended August 31, 2009, we recorded an impairment of our investment in Talis of approximately $681,000.

During the three months ended August 31, 2009 we recorded a benefit for income taxes of approximately $1,321,000 and during the three months ended August 31, 2008, we recorded a provision for income taxes of approximately $2,380,000 related to federal and California taxes.

We recorded a net loss for the three months ended August 31, 2009 of $1,985,079 compared with net income of $3,209,513 for the three months ended August 31, 2008.

Liquidity and Capital Resources

Liquidity

Our cash and short-term investment balances increased from approximately $6,265,000 as of May 31, 2009  to approximately $8,224,000 as of August 31, 2009. We also have restricted cash balances amounting to approximately $52,000 as of May 31, 2009 and August 31, 2009. Total current assets increased from approximately $8,065,000 as of May 31, 2009 to approximately $9,835,000  as of August 31, 2009. Total current liabilities amounted to approximately $1,034,000 and approximately $797,000 as of May 31, 2009 and August 31, 2009, respectively. The change in our current position as of August 31, 2009 as compared with May 31, 2009 results in part from our receipt of approximately $3,667,000 in distributions from PDS.

During June 2008, we obtained a credit facility for as long as needed, which provides for financing up to 50% of the par value balance of our outstanding auction rate securities. The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee, and when drawn upon will bear interest at the federal funds rate plus 3%.  On October 14, 2008, we borrowed $3,000,000 on the credit facility.  The amount we can borrow against our collateral, currently $4,200,000, is limited by FINRA (see Note 13).

Current global economic conditions have resulted in increased volatility in the financial markets.  The cost of accessing the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and reduced or ceased to provide funding to borrowers.  Adverse changes in the economy could limit our ability to obtain financing from debt or equity sources or could adversely affect the terms on which we may be able to obtain any such financing.  Currently, we have sufficient resources to fund our operations through at least the next twelve months.

Cash Flows From Operating Activities

Cash used in operating activities for the three months ended August 31, 2009 was approximately $2,298,000 as compared with cash used in operating activities for the three months ended August 31, 2008 of approximately $985,000. The principal components of the current period amount were: impairment of  investment in affiliated company of approximately $680,000, loss in earnings of affiliated companies of approximately $265,000 and amortization and depreciation of approximately $222,000.  These increases were offset by: net loss of approximately $1,985,000, changes in deferred income taxes of approximately $1,400,000 and changes in accounts payable and accrued expenses of approximately $214,000.  The change in results over the prior period is mainly attributable to the current period loss in PDS as compared to income provided by PDS during the three months ended August 31, 2008.

Cash Flows From Investing Activities

Cash provided by investing activities was approximately $4,300,000 and $3,894,000 for the three months ended August 31, 2009 and 2008, respectively. While we experienced a decrease in distributions received from PDS for the three months ended August 31, 2009 as compared to the three months ended August 31, 2008, the increase in cash provided by investing activities was mainly attributable to a decrease in investments in affiliated companies.  Cash used during the three months ended August 31, 2009 included approximately $67,000 in purchases of fixed assets, approximately $33,000 in purchases of Talis membership units and approximately $55,000 in note receivable advances to Avot.

Cash Flows From Financing Activities

Cash used in financing activities for the three months ended August 31, 2009 and 2008 was approximately $6,000 and $575,000, respectively.  For the three months ended August 31, 2009, cash of approximately $5,500 was used to purchase common stock for treasury.

Capital Resources

Our current resources as of August 31, 2009 are expected to provide the funds necessary to support our operations through at least the next twelve months.

Contractual Obligations and Commitments

In September 2009, we entered into an agreement with Avot in which Avot will develop a software package for PDSG’s Vigilys product.  Terms of the agreement require PDSG to pay Avot four milestone payments of $50,000 each on approximately September 1, approximately October 1, approximately November 1 and approximately December 1, 2009.  In connection with the agreement, Avot will provide us 1,000,000 warrants with an exercise price of $0.05 per share and a 36 month exercise period.  The warrants are to be issued in four 250,000 installments consistent with the milestone payments.  On September 11, 2009 PDSG paid Avot $50,000 pursuant to terms of the agreement.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets.  The FSP amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations. The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The adoption of this FSP did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008.  The adoption of this FSP did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this FSP did not have a material impact on our consolidated financial statements.

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

In July 2009, the FASB issued EITF 09-3, Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements, which amends the scope of AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition and EITF 03-5, Applicability of AICPA Statement of Position  97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software to exclude  all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. EITF 09-3 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year provided it has not previously issued financial statements for any period within that year. We expect to adopt EITF 09-3 on June 1, 2011 and do not expect EITF 09-3 to have a material impact on our consolidated financial statements.

In September 2009, the FASB ratified EITF 08-1, Revenue Arrangements with Multiple Deliverables, which requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by  the company itself or other vendors. EITF 08-1 eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. EITF 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. Early adoption is permitted at the beginning of a company’s fiscal year. We expect to adopt EITF 08-1 on June 1, 2010 and do not expect EITF 08-1 to have a material impact on our consolidated financial statements.

Risk Factors

We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock. We believe the following to be our most significant risk factors as of the date this report is being filed. The risks and uncertainties described below are not the only ones we face.  Please refer to our risk factors contained in our Form 10-K for the year ended May 31, 2009 for additional factors.

We Have Reported Income For The Fiscal Years 2009, 2008 and 2007 Which May Not Be Indicative Of Our Future Income

We have entered into license agreements through our joint venture with TPL and have reported income as a result of this activity for the fiscal years 2009, 2008 and 2007. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, potential adverse outcomes associated with USPTO re-examinations, and the possible effect of new judicial interpretations of patent laws, we may not receive revenues from such agreements in the future consistent with amounts received in the past, and we may not receive future revenues from license agreements at all.

We Are Dependent Upon A Joint Venture In Which Our Role Is Of A Passive Nature For Substantially All Of Our Income

In June 2005, we entered into a joint venture with TPL, pursuant to which TPL is responsible for the licensing and enforcement of our microprocessor patent portfolio. This joint venture has been the source of  substantially all of our income since June 2005. Therefore, in light of the absence of significant revenue from other sources, we should be regarded as entirely dependent on the success or failure of the licensing and prosecution efforts of TPL on behalf of the joint venture.

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

Vigorous protection and pursuit of intellectual property rights or positions characterize the fiercely competitive semiconductor industry, which has resulted in significant and often protracted and expensive litigation. Therefore, our competitors and others may assert that our technologies or products infringe on their patents or proprietary rights. Persons we believe are infringing our patents are likely to vigorously defend their actions and assert that our patents are invalid. Problems with patents or other rights could result in significant costs, limit future license revenue, and impair or hinder our acquisition strategy. If infringement claims against us are deemed valid or if our infringement claims are successfully opposed, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions or to defend against infringement claims.  From time to time parties have petitioned the U. S. Patent and Trademark Office to re-examine certain of our patents. An adverse decision in litigation or in the re-examination process could have a very significant and adverse effect on our business.

We have been named as co-defendants in multiple lawsuits regarding the MMP Portfolio.  See footnote 15 to our consolidated financial statements and Part II, Item 1. “Legal Proceedings” in this Report on Form 10-Q for more information.

We May Not Be Successful In Identifying Acquisition Candidates And If We Undertake Acquisitions, They Could Increase Our Costs Or Liabilities And Impair Our Revenue And Operating Results

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

If we are unable to successfully integrate companies we acquire, our revenue and operating results could suffer. The integration of such businesses into our operations may result in unforeseen operating difficulties, may absorb significant management attention and may require significant financial resources that would otherwise be available for other business purposes. These difficulties of integration may require us to coordinate geographically dispersed organizations, integrate personnel with disparate business backgrounds and reconcile different corporate cultures. In addition, we may not be successful in achieving anticipated synergies from these acquisitions.  We may experience increased attrition, including, but not limited to, key employees of the acquired companies, during and following the integration of acquired companies that could reduce our future revenue.

In addition, we may need to record write-downs from future impairments to the carrying value of minority investments, intangible assets and goodwill, which could reduce our future reported earnings. Acquired companies may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to their customers or clients, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. The discovery of any material liabilities associated with our acquisitions could cause us to incur additional expenses and cause a reduction in our operating profits.  Further, the inability of our minority investees to obtain funding as a result of disruptions in the debt and equity markets may impair their ability to operate as going concerns and may result in additional write-downs to the carrying value of these assets.

Disruptions In The Debt And Equity Markets Will Have An Adverse Affect On Our Ability To Obtain Funding

The debt and equity markets have been experiencing extreme volatility and disruption for more than twelve months.  These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk, and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.  The cost of accessing the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and reduced or ceased to provide funding to borrowers.  Adverse changes in the economy could limit our ability to obtain financing from debt or equity sources or could adversely affect the terms on which we may be able to obtain any such financing for our operating activities and acquisitions.  See Part I – Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Liquidity.” in this report on Form 10-Q for more information.

Unstable Market And Economic Conditions May Have Serious Adverse Consequences On Our Business

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

Changes In Our Relationships With Companies In Which We Hold Less Than A Majority Interest Could Change The Way We Account For Such Interests In The Future

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

If A Large Number Of Our Shares Are Sold All At Once Or In Blocks, The Market Price Of Our Shares Would MostLikely Decline

Most of our shareholders are not restricted in the price at which they can sell their shares. Shares sold at a price below the current market price at which our Common Stock is trading may cause the market price of our Common Stock to decline.

A Significant Portion Of Our Investments Are Currently Illiquid, Which May Impact Our Acquisition Strategy And/Or Operating Results

Our long-term investment in marketable securities balance consists of auction rate securities with a par value of approximately $8.4 million as of the date of this filing, which at present are highly illiquid. In the event we need immediate access to these funds, we will not be able to sell these investments at par value. These instruments are expected to remain illiquid until a future auction of these investments is successful, buyers are found outside of the auction process, or they are redeemed by the issuing agencies. We have partially offset the consequences of this illiquidity by securing a line of credit collateralized by the auction rates securities; however the amount we can borrow against our collateral is limited by the Financial Industry Regulatory Authority (“FINRA”). In the event these securities are deemed to be permanently impaired, we will be required to take a charge to operations in recognition of this impairment.

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

Our commercial checking account is linked to a sweep account. This sweep account is maintained by our financial institution in an offshore account located in the Cayman Islands. This sweep account is a deposit liability of our financial institution, the funds are not insured by the Federal Deposit Insurance Corporation (“FDIC”); in liquidation the funds have a lesser preference than deposits held in the United States, and the funds are subject to cross-border risks.

Auction Rate Securities

Our exposure to market risk for changes in interest rates relates primarily to our auction rate securities.  During the fiscal year ended May 31, 2009, investment banks were reporting an inability to successfully obtain subscribers for high credit quality auction rate securities.  As of the date of this filing, we held such auction rate securities with a par value totaling $8.4 million that failed to sell at auction. During June 2009 and September 2009, auction rate securities with a par value of $750,000 and $2,500,000, respectively, were redeemed by the issuers at par value.  In the event we need to access funds invested in these auction rate securities we will not be able to liquidate these securities until a future auction of these securities is successful, they are refinanced and redeemed by the issuers, or a buyer is found outside of the auction process.  The investments consist of student loan auction rate instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (“FFELP”).  These investments are of high credit quality and the AAA credit ratings of the investments have been reaffirmed since August 2009.  These instruments are collateralized in excess of the underlying obligations, are insured by the various state educational agencies, and are guaranteed by the Department of Education as an insurer of last resort.

At August 31, 2009, the fair value of our auction rate securities was estimated at $10 million based on a valuation by Houlihan Smith & Company, Inc.  We recorded the net temporary valuation adjustment of $530,147 in other comprehensive income, which represents the gross valuation adjustment of $886,788, net of the related tax benefit of $356,641.  We have concluded that the unrealized losses on these investments are temporary because (i) we believe that the decline in market value and absence of liquidity that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) we do not intend to sell our auction rate securities before we are able to recover our cost basis and it is more likely than not that we will not have to sell our auction rate securities before recovery of our cost basis.  Since this valuation adjustment is deemed to be temporary, it did not affect our earnings for the three months ended August 31, 2009 and 2008.

We are not currently able to predict how long these investments will remain illiquid, and as such, they have been classified as long-term investments in marketable securities in the accompanying consolidated balance sheets at August 31, 2009 and May 31, 2009.

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

Item 4. Controls and Procedures

Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of August 31, 2009, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of August 31, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

Patent Litigation

Our patent litigation with TPL and Alliacense Ltd. in the United States District Court for the Northern District of California against Acer, Inc., HTC Corporation and affiliated entities, as described in Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the year ended May 31, 2009 ("Annual Report"), is still ongoing, but there have been no material developments in such litigation since our Annual Report.

Our patent litigation with TPL and Alliacense Ltd. in the United States District Court for the Northern District of California against Barco, N.V., as described in Item 3 - Legal Proceedings in our Annual Report, is still ongoing, but there have been no material developments in such litigation since our Annual Report.

Deutsche Bank Arbitration

Our arbitration claims before FINRA against Deutsche Bank Securities, Inc. and affiliates, as described in Item 3 - Legal Proceedings in our Annual Report, is still ongoing, but there have been no material developments in such arbitration since our Annual Report.

Crossflo Systems, Inc. Litigation

Under the terms of our Agreement and Plan of Merger (the "Merger Agreement") with Crossflo, and certain of its principal officers, an escrow account was established to hold back approximately 10% of the merger consideration payable to the shareholders of Crossflo (the "Escrow Merger Consideration").  We contend that certain representations and warranties made by Crossflo and certain of its principal officers in the Merger Agreement were false when made, and were false as of the closing of the merger.  We submitted a demand to the escrow agent on August 31, 2009 not to release the Escrow Merger Consideration to the Crossflo shareholders and to instead return it to us.  Enough Crossflo shareholders have opposed our demand that the escrow consideration has not been released to either side.

On August 31, 2009, we initiated an arbitration proceeding before the American Arbitration Association against the three Crossflo principal officers who were signatories to the Merger Agreement for having provided false representations and warranties in the Merger Agreement and for nondisclosure of information about Crossflo during the due diligence process leading up to the Merger.  Those three principal officers have not responded to the arbitration claim as of the date of this filing which is deemed to be a denial of such claim.

Item 1A. Risk Factors

Please see Part I, Item 2, above, for our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2006, our Board of Directors authorized a stock repurchase program.  We commenced the program in July 2006 and plan to repurchase outstanding shares of our common stock on the open market from time to time.  As part of the program, we purchased 50,000 shares of our common stock at an aggregate cost of $5,513 during the three months ended August 31, 2009.

Following is a summary of all repurchases by us of our common stock during the three month period ended August 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
June 1 – 30, 2009	--		$--	--
July 1 – 31, 2009	50,000		$0.11	50,000
August 1 – 31, 2009	--	$	-- -	--
Total	50,000		$0.11	50,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit No.	Document
2.1
Agreement and Plan of Merger dated August 4, 2008, among Patriot Scientific Corporation, PTSC Acquisition 1 Corp, Crossflo Systems, Inc. and the Crossflo principal officers, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed August 11, 2008 (Commission file No. 000-22182)

3.1
Original Articles of incorporation of Patriot Scientific Corporation’s predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18, (Commission file No. 33-23143-FW)

3.2
Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18, (Commission file No. 33-23143-FW)

3.3
Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on March 24, 1992, incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.3.1
Certificate of Amendment to the Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to our Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995 (Commission file No. 000-22182)

3.3.2
Certificate of Amendment to the Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on June 24, 1997, incorporated by reference to Exhibit 3.3.2 to our Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997, filed July 18, 1997 (Commission file No. 000-22182)

3.3.3
Certificate of Amendment to the Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on April 28, 2000, incorporated by reference to Exhibit 3.3.3 to Registration Statement on Form S-3 filed May 5, 2000 (Commission file No. 333-36418)

3.3.4
Certificate of Amendment to the Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on May 6, 2002, incorporated by reference to Exhibit 3.3.4 to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009, filed April 9, 2009 (Commission file No. 000-22182)

3.3.5
Certificate of Amendment to the Certificate of Incorporation of Patriot Scientific Corporation,  as filed with the Delaware Secretary of State on October 16, 2003, incorporated by reference to Exhibit 3.3.5 to Registration Statement on Form SB-2 filed May 21, 2004 (Commission file No. 333-115752)

3.3.6
Certificate of Amendment to the Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on April 29, 2005, incorporated by reference to Exhibit 3.3.6 to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009, filed April 9, 2009 (Commission file No. 000-22182)

3.3.7
Certificate of Amendment to the Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on November 14, 2005, incorporated by reference to Exhibit 3.3.7  to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009, filed April 9, 2009 (Commission file No. 000-22182)

3.3.8
Certificate of Amendment to the Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on March 18, 2009, incorporated by reference to Exhibit 3.3.8 to our Annual Report on Form 10-K for the year ended May 31, 2009, filed August 14, 2009 (Commission file No. 000-22182)

3.4
Articles and Certificate of Merger of Patriot Financial Corporation into Patriot Scientific Corporation dated May 1, 1992, with Agreement and Plan of Merger attached thereto as Exhibit A, incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.5
Certificate of Merger issued by the Delaware Secretary of State on May 8, 1992, incorporated by reference to Exhibit 3.5 to our Current Report on Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.6
Certificate of Merger issued by the Colorado Secretary of State on May 12, 1992, incorporated by reference to Exhibit 3.6 to our Current Report on Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.7	Bylaws of the Company, incorporated by reference to Exhibit 3.7 to our Current Report on Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)
23.1*	Consent of Independent Valuation Firm
23.2*	Consent of Independent Valuation Firm
31.1*	Certification of Clifford L. Flowers, Interim CEO, pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Clifford L. Flowers, CFO, pursuant Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Clifford L. Flowers, CFO and Interim CEO, pursuant to Section 1350 of Chapter 63 Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: October 9, 2009	PATRIOT SCIENTIFIC CORPORATION

	By:	/s/ CLIFFORD L. FLOWERS
Clifford L. Flowers
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)