Form 10-Q
period 2009-11-30
PATRIOT SCIENTIFIC CORP
filed 2010-01-11
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2009 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to _______________ Commission File Number 0-22182

PATRIOT SCIENTIFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1070278 (I.R.S. Employer Identification No.)

6183 Paseo Del Norte, Suite 180, Carlsbad, California (Address of principal executive offices)	92011 (Zip Code)

(Registrant’s telephone number, including area code): (760) 547-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X ]   NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [  ]   NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                               Accelerated filer [X]                               Non-accelerated filer [  ] (do not check if smaller reporting company)

   Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

On January 7, 2010, 410,093,076 shares of common stock, par value $0.00001 per share, were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of November 30, 2009 (unaudited) and May 31, 2009	3
Condensed consolidated Statements of Operations for the three and six months ended November 30, 2009 and November 30, 2008 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the three and six months ended November 30, 2009 and November 30, 2008 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	7-38
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39-55
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	55-56
ITEM 4. Controls and Procedures	56-57
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	57
ITEM 1A. Risk Factors	57
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	57-58
ITEM 3. Defaults Upon Senior Securities	58
ITEM 4. Submission of Matters to a Vote of Security Holders	58
ITEM 5. Other Information	58
ITEM 6. Exhibits	58-60

SIGNATURES

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements
Patriot Scientific Corporation
Condensed Consolidated Balance Sheets

	November 30, 2009	May 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$11,573,153	$6,206,868
Restricted cash and cash equivalents	20,654	52,163
Marketable securities	379,486	58,292
Accounts receivable	19,055	168,402
Accounts receivable - affiliated company	385	5,467
Notes receivable	503,333	447,810
Work-in-process	65,253	27,279
Prepaid income taxes	199,699	506,526
Current portion of deferred tax assets	137,912	285,472
Prepaid expenses and other current assets	175,653	306,457
Total current assets	13,074,583	8,064,736

Marketable securities	7,393,878	10,598,389
Property and equipment, net	120,890	85,475
Goodwill	642,981	1,739,249
Other intangible assets, net	1,860,000	5,803,639
Deferred tax assets, net of current portion	5,763,805	2,843,677
Other assets	41,608	51,507
Investments in affiliated companies	435,182	4,540,280
Total assets	$29,332,927	$33,726,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198,267	$414,843
Accrued expenses and other	616,374	593,330
Deferred revenue	20,116	26,311
Total current liabilities	834,757	1,034,484

Distributions in excess of investment in affiliated company	151,494	-
Long term debt, including accrued interest	3,081,846	3,041,577
Total long term liabilities	3,233,340	3,041,577
Total liabilities	4,068,097	4,076,061

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,067,618 shares issued and 410,149,523 shares outstanding at November 30, 2009; 438,067,618 shares issued and 410,354,054 shares outstanding at May 31, 2009	4,380	4,380
Additional paid-in capital	77,156,258	77,008,332
Accumulated deficit	(37,613,548)	(32,881,848)
Common stock held in treasury, at cost – 27,918,095 shares and 27,713,564 shares at November 30, 2009 and May 31, 2009, respectively	(13,890,894)	(13,850,659)
Accumulated other comprehensive loss	(391,366)	(629,314)
Total stockholders’ equity	25,264,830	29,650,891
Total liabilities and stockholders’ equity	$29,332,927	$33,726,952

  See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008
Revenues:
Product sales and other	$-	$1,616,908	$-	$2,975,554
License and service revenue	66,416	258,353	163,451	258,353
Total revenues	66,416	1,875,261	163,451	3,233,907

Cost of sales:
Product sales and other	-	700,365	-	1,284,618
License and service revenue	40,204	165,140	72,187	165,140
Amortization of purchased intangibles	206,688	211,302	413,376	211,302
Impairment of purchased intangibles	3,530,263	-	3,530,263	-
Total cost of sales	3,777,155	1,076,807	4,015,826	1,661,060
Gross profit (loss)	(3,710,739)	798,454	(3,852,375)	1,572,847

Operating expenses:
Research and development	540,557	151,874	854,754	151,874
Selling, general and administrative	2,011,030	2,177,521	3,938,825	4,108,259
Impairment of goodwill	1,096,268	-	1,096,268	-
Total operating expenses	3,647,855	2,329,395	5,889,847	4,260,133
Operating loss	(7,358,594)	(1,530,941)	(9,742,222)	(2,687,286)

Other income (expense):
Interest and other income	25,847	144,748	68,774	257,593
Interest expense	(19,629)	(16,075)	(40,269)	(20,762)
Impairment of investment in affiliated companies	(433,333)	-	(1,113,625)	-
Equity in earnings of affiliated companies, net	3,736,918	109,739	3,472,360	6,668,509
Total other income, net	3,309,803	238,412	2,387,240	6,905,340

Income (loss) before income taxes and minority interest	(4,048,791)	(1,292,529)	(7,354,982)	4,218,054

Provision (benefit) for income taxes	(1,302,171)	(631,826)	(2,623,282)	1,747,879

Minority interest	-	271,556	-	192,921

Net income (loss)	$(2,746,620)	$(932,259)	$(4,731,700)	$2,277,254

Basic income (loss) per common share	$(0.01)	$-	$(0.01)	$0.01

Diluted income (loss) per common share	$(0.01)	$-	$(0.01)	$0.01

Weighted average number of common shares outstanding-basic	407,429,202	408,791,665	407,457,238	398,405,637

Weighted average number of common shares outstanding-diluted	407,429,202	408,791,665	407,457,238	400,232,650

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
	November 30, 2009	November 30, 2008

Operating activities:
Net income (loss)	$(4,731,700)	$2,277,254
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Minority interest in variable interest entity	-	192,921
Impairment of intangibles	3,530,263	-
Impairment of goodwill	1,096,268	-
Amortization and depreciation	446,503	240,771
Non-cash compensation relating to issuance of stock options and vesting of warrants	147,926	279,338
Accrued interest income added to investments and notes receivable	(657)	(7,958)
Equity in earnings of affiliated companies	(3,472,360)	(6,668,509)
Impairment of investment in affiliated companies	1,113,625	-
Loss on sale of assets	965	1,733
Write-off of patent costs	-	21,527
Deferred income taxes	(2,930,109)	(1,382,218)
Changes in operating assets and liabilities:
Accounts receivable	149,347	(587,436)
Receivable from affiliated company	5,082	(23,736)
Inventory	-	(568,972)
Work-in-process	(37,974)	(68,372)
Prepaid expenses and other current assets	140,703	(3,781)
Prepaid income taxes	306,827	222,311
Accounts payable and accrued expenses	(153,263)	117,027
Deferred revenue	(6,195)	31,574
Income taxes payable	-	1,925,234
Net cash used in operating activities	(4,394,749)	(4,001,292)

Investing activities:
Proceeds from sales of marketable securities	3,278,806	321,931
Purchases of marketable securities	-	(195,967)
Proceeds from sale of restricted investments	31,643	-
Purchases of property and equipment	(69,507)	(16,039)
Issuance of note receivable	(55,000)	(33,000)
Cash received from repayment of note receivable	-	50,243
Purchases of convertible notes receivable	-	(667,750)
Investments in affiliated companies	(112,500)	(1,546,500)
Distributions from affiliated company	6,727,827	7,648,589
Cash paid in purchase acquisition, net of cash acquired	-	(2,546,477)
Net cash provided by investing activities	9,801,269	3,015,030

Financing activities:
Proceeds from exercise of common stock warrants and options	-	5,000
Payments on note payable	-	(175,594)
Issuance of notes payable	-	3,250,000
Repurchase of common stock for treasury	(40,235)	(1,029,107)
Tax effect of exercise of options granted prior to fair value reporting	-	4,482
Net cash provided by (used in) financing activities	(40,235)	2,054,781

Net increase in cash and cash equivalents	5,366,285	1,068,519
Cash and cash equivalents, beginning of period	6,206,868	6,424,015
Cash and cash equivalents, end of period	$11,573,153	$7,492,534

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$-	$20,762
Cash payments for income taxes	$-	$976,985

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
	November 30, 2009	November 30, 2008

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of note receivable to preferred stock – Avot Media, Inc.	$-	$250,000
Insurance premium financed with a note payable	$-	$210,888
Unrealized loss (recovery) on investments in marketable securities charged to other comprehensive income adjusted for deferred tax benefit	$(237,948)	$609,725
Conversion of notes receivable plus accrued interest in connection with Crossflo Systems, Inc. acquisition	$-	$824,600
Common stock issued in connection with Crossflo Systems, Inc. acquisition	$-	$6,582,214

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented.  Operating results for the six month period ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.  We have evaluated subsequent events through January 11, 2010, the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Reclassifications

We have reclassified our loss on fixed assets as presented in the Other income (expense) section of our 2009 financial statements to selling, general and administrative expenses.  Such reclassifications have no impact on our financial position or results of operations.

Basis of Consolidation

The condensed consolidated balance sheets at November 30, 2009 and May 31, 2009 and the condensed consolidated statement of operations for the three and six months ended November 30, 2009 include our accounts and those of our wholly owned subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes our acquisitions of Crossflo Systems, Inc., the assets of Verras Medical, Inc., and the business line Vigilys and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated statements of operations for the three and six months ended November 30, 2008 include our accounts and those of our wholly owned subsidiary Crossflo which is now part of PDSG, our majority owned inactive subsidiary Plasma Scientific Corporation and the variable interest entity (“VIE”) for which we were the primary beneficiary.  During September 2008, we dissolved our majority owned inactive subsidiary, Metacomp, Inc. All significant intercompany accounts and transactions have been eliminated

Consolidation of Affiliate

We have adopted the authoritative guidance for identifying VIEs and determining when we should include  the assets, liabilities, noncontrolling interests and results of activities of a VIE in our consolidated financial statements.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Consolidation of Affiliate (continued)

We are required to consolidate a VIE if we have an ownership, contractual or other financial interest in the VIE that obligates us to absorb a majority of the risk of loss from the VIE’s activities, or we are entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.

Beginning with the quarter ended May 31, 2007, we consolidated Holocom, Inc. (formerly known as Scripps Secured Data, Inc.) (“Holocom”) as Holocom was deemed a VIE and we determined that we were the primary beneficiary of Holocom.  During July 2008, Holocom obtained a credit facility for up to $300,000 from a third party, the credit facility term extended to May 1, 2009, and was guaranteed by us.  As a result of our guarantee on the third party credit facility, we maintained a variable interest in Holocom.  Upon expiration of the credit facility on May 1, 2009, we deconsolidated Holocom as we are no longer deemed to be the primary beneficiary.  We are now recording our investment in Holocom under the cost method (see Note 11).

Investments in Marketable Securities

We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date.  Our investments in marketable securities have been classified and accounted for as available-for-sale based on management’s investment intentions relating to these securities.  Available-for-sale marketable securities are stated at fair market value based on valuation by Houlihan Smith & Company, Inc.  Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income (loss).  We follow the authoritative guidance to assess whether our investments with unrealized loss positions are other than temporarily impaired.  Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations.

Investments in Affiliated Companies

We have a 50% interest in Phoenix Digital Solutions, LLC (“PDS”) (see Note 11). This investment is accounted for using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is presented in the condensed consolidated statements of operations in the caption “Equity in earnings of affiliated companies.”

We have a 39.4% interest in Talis Data Systems, LLC (“Talis”) (see Note 11).  Prior to the write-off of our investment in Talis during the quarter ended August 31, 2009, we were accounting for our investment using the equity method of accounting.  Under the equity method of accounting, the investment, originally recorded at cost, was adjusted to recognize our share of net earnings or losses of the investee and was presented in the condensed consolidated statements of operations in the caption “Equity in earnings of affiliated companies.”  Talis is currently in the process of dissolution.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

We own 37.1% of the preferred stock of Avot Media, Inc. (“Avot”) (see Note 11).  This investment is accounted for at cost since we do not have the ability to exercise significant influence over the operating and financial policies of Avot.

We own 100% of the preferred stock of Holocom.  This investment has historically been accounted for at cost since we do not have the ability to exercise significant influence over the operating and financial policies of Holocom. Due to a re-consideration event on May 1, 2009, this investment is carried at cost plus the effects of deconsolidation of this variable interest entity on our November 30, 2009 condensed consolidated balance sheet.

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

Avot is currently undergoing negotiations for the sale of its business.  As a result of preliminary proposals from potential acquirers we expect to receive payment for our note receivable with Avot, but do not expect there will be adequate consideration to liquidate the carrying value of our preferred stock investment.  Accordingly, at November 30, 2009 we have written-off $433,333 which represents the remaining fair value of our preferred stock investment in Avot.  We have recorded this as an impairment of investment in affiliated companies on our condensed consolidated statements of operations for the three and six months ended November 30, 2009.

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses which are excluded from the condensed consolidated statements of operations.  For the six months ended November 30, 2009, this amount included unrealized losses on investments classified as available-for-sale.  The amount is presented net of tax-related benefits of $157,541.

Revenue Recognition

Historically we recognized revenue from the sale of our microprocessor chips upon shipment to the customer, at which time title transferred and we had no further obligations.  We discontinued the sale of our microprocessor chips during the first quarter of fiscal 2009.

Revenue from technology license agreements is recognized at the time a contract is entered into, the license method is determined (paid-in-advance or on-going royalty), and the customer is provided with the licensed technology, if applicable.  Fees for maintenance or support are recorded on a straight-line basis over the underlying period of performance.

PDSG sells software and services to end users primarily through relationships with systems integrators and prime contractors.  PDSG recognizes revenue in accordance with authoritative guidance for the software industry.  PDSG’s revenue is derived primarily from the following sources: (i) software licensing, (ii) related professional services, and (iii) post contract customer support (“PCS”) agreements.  PCS agreements typically include software updates, on a when and if available basis, telephone and Internet access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenue for support services is recognized on a straight-line basis over the support period.

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

The majority of PDSG’s contracts with customers, including systems integrators and prime contractors, are multiple element arrangements which contain professional services that are considered essential to the functionality of the other elements of the arrangement.  PDSG accounts for revenue on these arrangements according to authoritative guidance for contract accounting. Under this guidance, PDSG recognizes revenue based on progress towards contract completion measured by actual hours incurred in relation to the estimate of total expected hours. PDSG measures these revenues by applying the contract-specific estimated percentage of completion to the total contract amount for software and professional services.  PDSG routinely updates the estimates of future hours for agreements in process and reports any cumulative effects of such adjustments in current operations. PDSG immediately recognizes any loss expected on these contracts when it is projected that loss is probable.

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

Shipping and Handling

Shipping and handling fees billed to customers are required to be classified as revenue, and shipping and handling costs are required to be classified as either cost of sales or disclosed in the notes to the financial statements. Holocom included shipping and handling fees billed to customers in net sales. Holocom included shipping and handling costs associated with inbound freight and unreimbursed shipping to customers in cost of sales.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Net Income (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings (loss) of  an entity.  For the three and six months ended November 30, 2009, all potential common shares related to our outstanding warrants and options totaling approximately 7,877,496 shares were excluded in the calculation of diluted loss per share as they could have had an anti-dilutive effect.  For the three and six months ended November 30, 2008, 8,980,000 potentially dilutive common shares related to our outstanding warrants and options were excluded in the calculation of diluted income per share as they could have had an anti-dilutive effect.

In connection with our acquisition of Crossflo, which is now a part of  PDSG, we issued escrow shares that are contingent upon certain representations and warranties made by Crossflo at the time of the merger agreement (see Note 15).  We exclude these escrow shares from the basic earnings (loss) per share calculations and include the escrowed shares in the diluted earnings per share calculations.

The following presents a reconciliation of the denominator used in the earnings per share calculation for the six months ended November 30, 2008:

Denominator shares	398,405,637
Effect of dilutive securities:
Options and warrants	443,559
Add: escrow shares	1,383,454
Total	400,232,650

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
For the three and six months ended November 30, 2008, the minority interest allocated $271,556 and $192,921, respectively, represented the entire amount of Holocom’s net income after taxes on a consolidated basis.

Stock-Based Compensation

Stock-based compensation expense recognized during the period is based on the grant date fair value of the portion of share-based payment awards ultimately expected to vest during the period.  As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and six months ended November 30, 2009 of approximately  5% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated expected term of option grants for the three and six months ended November 30, 2009 was five years.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation (continued)

Summary of Assumptions and Activity

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three and six months ended November 30, 2009 is based on the historical volatilities of our common stock.  These factors could change  in the future, affecting the determination of stock-based compensation expense in future periods.

	Three Months Ended November 30, 2009 (Unaudited)		Six Months Ended November 30, 2009 (Unaudited)		Three Months Ended November 30, 2008 (Unaudited)		Six Months Ended November 30, 2008 (Unaudited)

Expected term	5	years	5	years	5	years	5	years
Expected volatility	117%		116-117%		124-125%		124-125%
Risk-free interest rate	2.19%		2.19–2.55%		2.51-3.00%		2.51–3.23%

A summary of option activity as of November 30, 2009 and changes during the six months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2009	10,210,000	$0.39
Options granted	270,000	$0.17
Options exercised	-	$-
Options forfeited	(2,902,504)	$0.34
Options outstanding at November 30, 2009	7 7,577,496	$0.40	1.76	$81,250
Options vested and expected to vest at November 30, 2009	7,530,923	$0.40	1.74	$81,250
Options exercisable at November 30, 2009	6,646,042	$0.43	1.41	$58,900

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation (continued)

The weighted average grant date fair value of options granted during the six months ended November 30, 2009 and 2008 was $0.14 and $0.17 per option, respectively.  The total intrinsic value of options exercised during the six months ended November 30, 2008 was $11,000 based on the differences in market prices on the dates of exercise and the option exercise prices.  T here were no options exercised during the six months ended November 30, 2009.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.18 per share on November 30, 2009) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.18) on November 30, 2009.

As of November 30, 2009, there was $106,922 of total unrecognized compensation cost related to employee stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next 39 months.

The following table summarizes employee and director stock-based compensation expense for Patriot and employee stock-based compensation for PDSG for the three and six months ended November 30, 2009 and 2008, which was recorded as follows:

	Three Months Ended November 30, 2009	Six Months Ended November 30, 2009	Three Months Ended November 30, 2008	Six Months Ended November 30, 2008
Research and development - PDSG	$3,366	$4,548	$378	$378
Selling, general and administrative expense - PDSG	10,849	25,676	15,569	15,569
Selling, general and administrative expense - Patriot	104,511	124,635	141,810	249,979
Total	$118,726	$154,859	$157,757	$265,926

On October 5, 2009, our CFO was appointed interim CEO and his unvested options were immediately vested by our Compensation Committee.  Accordingly, we recorded $97,679 of non-cash stock-based compensation expense in connection with the immediate vesting of these options.

During the three and six months ended November 30, 2008, Holocom recognized $6,706 and $13,411, respectively, of employee, consultant and director stock-based compensation expense.

Recent Accounting Pronouncements

In June 2009, the FASB revised the authoritative guidance for the consolidation of variable interest entities.  The objective of this authoritative guidance is to improve financial reporting by enterprises involved with variable interest entities.  The revised authoritative guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  We expect to adopt this guidance on June 1, 2010 and have not determined the effect of the adoption on our consolidated financial statements.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements (continued)

In July 2009, the FASB revised the authoritative guidance relating to software revenue recognition to exclude all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. The revised authoritative guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year provided it has not previously issued financial statements for any period within that year. We expect to adopt this guidance on June 1, 2011 and have not determined the effect of the adoption on our consolidated financial statements.

In September 2009, the FASB revised the authoritative guidance for revenue arrangements with multiple deliverables.  This revised authoritative guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by  the company itself or other vendors. This revised authoritative guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This revised authoritative guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. Early adoption is permitted at the beginning of a company’s fiscal year. We expect to adopt this guidance on June 1, 2010 and have not determined the effect of the adoption on our consolidated financial statements.

2. Acquisitions

Crossflo

On September 1, 2008, we acquired all of the outstanding shares of Crossflo.  The results of Crossflo’s operations have been included in our condensed consolidated financial statements since that date.  Crossflo markets data sharing services and products primarily to the public safety/government sector.  Crossflo’s flagship product is the Crossflo DataExchange (“CDX”).  CDX is a commercial off-the-shelf middleware designed for inter-agency and cross-domain data sharing which  allows end users to selectively share information and rapidly connect disparate data sources across multiple platforms.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Acquisitions (continued)

This transaction was accounted for in accordance with FASB guidance for business combinations and we have allocated the total purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.

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
$10,257,604

The fair values assigned to identifiable intangible assets acquired were based on an appraisal  using estimates and assumptions determined by management.  The fair values of the customer contracts, maintenance agreements and technologies and processes were determined using an income approach.

None of our acquired intangible assets were assigned to research and development assets.  The acquired intangible assets of $6,071,400 have a weighted-average useful life of approximately 8 years.  The intangible assets that make up that amount include customer contracts of $63,600 (0.75 year weighted-average useful life), maintenance agreements of $75,400 (4 year weighted-average useful life) and technologies and processes of $5,932,400 (8 year weighted-average useful life).  During the quarter ended November 30, 2009 intangibles were impaired and the fair value of Crossflo’s technology was reduced to $1,860,000 (see Note 3).

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Acquisitions (continued)

Goodwill in the amount of $1,668,630 was assigned to the Crossflo segment.  This amount is not deductible for income tax purposes.  During the fiscal year ended May 31, 2009 goodwill was impaired by approximately $236,000.  During the quarter ended November 30, 2009 goodwill was impaired by approximately $1,096,000 (see Note 3).

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Acquisitions (continued)

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

	Three Months Ended November 30, 2008	Six Months Ended November 30, 2008
Revenue	$1,875,261	$3,459,531
Net income (loss)	$(932,259)	$1,375,934
Earnings per common share—basic	$-	$-
Earnings per common share—diluted	$-	$-

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

This transaction was accounted for in accordance with FASB guidance for business combinations and we have allocated the total purchase price to tangible and identifiable intangible assets acquired based on their estimated fair values.

Purchase consideration:
Cash paid, including acquisition costs	$103,071
Non-interest bearing payable	400,000
Conversion of note receivable into cash consideration	33,154
$536,225

Allocation of purchase consideration:
Tangible assets acquired:
Cash	$4,247
Accounts receivable	25,000
Property and equipment	3,466

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Acquisitions (continued)

Identifiable intangible assets acquired:
Customer relationships	36,000
Trademarks/names	110,000
Technology	161,000
Goodwill	196,512
Total assets acquired	$536,225

The fair values assigned to identifiable intangible assets acquired were based on an appraisal  using estimates and assumptions determined by management.  The fair values of the customer relationships, trademarks/names and technology were determined using an income approach.

Pursuant to the purchase agreement, Crossflo paid Verras $80,288 on December 3, 2008, and the remaining $400,000 was due in four equal installments on the three, six, nine and twelve month anniversaries of the closing date.  The remaining liability of $100,000 under this agreement was included in accrued expenses on our condensed consolidated balance sheet at November 30, 2009.  On December 1, 2009, Crossflo paid Verras the final $100,000 pursuant to the agreement.

None of our acquired intangible assets were assigned to research and development assets.  The acquired intangible assets of $307,000 had a weighted-average useful life of approximately 7 years.  The intangible assets that made up that amount included customer relationships of $36,000 (5 year weighted-average useful life), trademarks/names of $110,000 (10 year weighted-average useful life) and technology of $161,000 (5 year weighted-average useful life).

Goodwill in the amount of $196,512 was assigned to Verras.  This amount was assigned a 15 year life and amortized for income tax purposes.

During the quarter ended November 30, 2009 the intangible assets and goodwill of Verras were written-off through impairment charges (see Note 3).

Proforma Financial Information

Due to the immaterial nature of Verras’ operations, proforma financial statement information is not  presented.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Acquisitions (continued)

The fair values assigned to identifiable intangible assets acquired were based on an appraisal  using estimates and assumptions determined by management.  The fair values of the customer relationships, trademarks/names and technology were determined using an income approach.

None of our acquired intangible assets were assigned to research and development assets.  The acquired intangible assets of $87,000 had a weighted-average useful life of approximately 7 years.  The intangible assets that made up that amount included customer relationships of $29,000 (5 year weighted-average useful life), trademarks/names of $14,500 (10 year weighted-average useful life) and technology of $43,500 (5 year weighted-average useful life).

Goodwill in the amount of $110,004 was assigned to Vigilys.  This amount was assigned a 15 year life and amortized for income tax purposes.

During the quarter ended November 30, 2009 the intangible assets and goodwill of Vigilys were written-off through impairment charges (see Note 3).

Proforma Financial Information

Due to the immaterial nature of Vigilys’ operations, proforma financial statement information is not presented.

3. Goodwill and Other Intangible Assets

Goodwill originating from acquisitions is not amortized and is tested for impairment on an annual basis and between annual tests based on certain circumstances.

Purchased intangible assets were being amortized over a period of 9 months to 10 years.  After impairment, the technology of PDSG is currently being amortized over 81 months.

The following table presents details of our other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations and asset purchases:

	Estimated Life in Years	Allocated Value	Accumulated Amortization	Impairment		Net Carrying Value November 30, 2009
Customer contracts–open orders	0.75	$63,600	$(63,600)		$-	$-
Customer relationships	5	65,000	(11,064)		(53,936)	-
Maintenance agreements	4	75,400	(23,565)		(51,835)	-
Trademarks/names	10	124,500	(11,972)		(112,528)	-
Technologies and processes	5–8	6,136,900	(964,936)		(3,311,964)	1,860,000
		$6,465,400	$(1,075,137)	$	$(3,530,263)	$1,860,000

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Goodwill and Other Intangible Assets (continued)

	Estimated Life in Years	Allocated Value	Accumulated Amortization	Net Carrying Value May 31, 2009
Customer contracts – open orders	0.75	$63,600	$(63,600)	$-
Customer relationships	5.00	65,000	(4,566)	60,434
Maintenance agreements	4.00	75,400	(14,139)	61,261
Trademarks/names	10.00	124,500	(5,744)	118,756
Technologies and processes	5.00–8.00	6,136,900	(573,712)	5,563,188
		$6,465,400	$(661,761)	$5,803,639

We have included the amortization expense and related impairment charges on intangible assets that relate to products sold in cost of sales.  We have included amortization expense associated with Holocom’s patents in selling, general and administrative expense on our condensed consolidated statement of operations for the three and six months ended November 30, 2008.

The amortization expense related to intangible assets was as follows:

	Three Months Ended November 30, 2009	Six Months Ended November 30, 2009	Three Months Ended November 30, 2008	Six Months Ended November 30, 2008
Amortization of intangible assets included in:
Cost of sales	$206,688	$413,376	$211,302	$211,302
Selling, general and administrative expense	-	-	759	1,518
Total	$206,688	$413,376	$212,061	$212,820

At November 30, 2009 the estimated future amortization expense of intangible assets is estimated to be as follows:

Year
2010 (remaining six months)	$137,778
2011	275,556
2012	275,556
2013	275,556
2014	275,556
Thereafter	619,998
Total expected future amortization	$1,860,000

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Goodwill and Other Intangible Assets (continued)

Changes in the net carrying amount of goodwill are as follows:

Balance, June 1, 2008	$-
Goodwill of Crossflo acquired	1,668,630
Goodwill of Verras acquired	196,512
Goodwill of Vigilys acquired	110,004
Impairment of Crossflo goodwill	(235,897)
Balance, May 31, 2009	1,739,249
Impairment of Verras goodwill	(196,512)
Impairment of Vigilys goodwill	(110,004)
Impairment of Crossflo goodwill	(789,752)
Balance November 30, 2009	$642,981

The inability of PDSG to meet its business plan and the general economic environment were indicators of potential impairment on our goodwill and intangible assets, accordingly at May 31, 2009, management obtained a third party valuation of PDSG’s goodwill and intangibles from Vantage Point Advisors, Inc.  Based on the results of the valuation, it was determined that goodwill was impaired by approximately $236,000.  We recorded this as an impairment of goodwill on our consolidated statement of income for the fiscal year ended May 31, 2009.

Management’s plan of restructuring on October 5, 2009 and the continuing inability of PDSG to meet its business plan were indicators of potential impairment on our goodwill and intangible assets. Accordingly, at November 30, 2009, management obtained a third party valuation of PDSG’s goodwill and intangibles from Vantage Point Advisors, Inc.  Based on the results of the valuation, it was determined that goodwill was impaired by approximately $1,096,000 and intangibles were impaired by approximately $3,530,000.  We recorded these as impairments of goodwill and purchased intangibles on our condensed consolidated statements of operations for the three and six months ended November 30, 2009.

4. Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash and cash equivalents at November 30, 2009 consist of a savings account required to be held  as collateral for our corporate credit card account.

Restricted cash and cash equivalents at May 31, 2009 consist of two savings accounts required to be held as collateral for corporate credit card accounts.

At November 30, 2009 our short-term investments in the amount of $379,486 includes accrued interest receivable on our auction rate securities in the amount of $29,486 which is receivable semi-annually according to the terms specified in each auction rate security instrument.  This value is reported at cost, which approximates fair market value.  Additionally, $350,000 in auction rate securities redeemed at par value on December 1, 2009 have been recorded in our short-term investments at November 30, 2009.

At May 31, 2009, our short-term investments in the amount of $58,292, consists of accrued interest receivable on our auction rate securities.  This value is reported at cost, which approximates fair market value.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

5.  Fair Value Measurements

We follow authoritative guidance to account for our financial assets and liabilities at fair value.  Under this authoritative guidance we are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We determine fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment or valuations by third party professionals. The three levels of inputs that we may use to measure fair value are:

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

The following table represents our financial instruments subject to fair value measurement and the valuation approach applied to each class of security:

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance as of November 30, 2009
Auction rate securities	$—	$—	$7,743,878	$7,743,878

The valuation of these securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by Houlihan Smith & Company, Inc.  As a result of the estimated fair value, we have determined that there is a temporary impairment in the valuation of these securities of $656,122.  We have recorded an unrealized loss of $391,366 in accumulated other comprehensive loss at November 30, 2009, which represents the gross valuation adjustment of $656,122, net of the related tax benefit of $264,756. These securities are classified as “available-for-sale” and the unrealized loss is included in other comprehensive income in the current period. Due to the uncertainty related to the liquidity in the auction rate security market, we have classified $7,393,878 of these auction rate securities as long-term assets on the condensed consolidated balance sheets.  $350,000 of the auction rate securities redeemed at par value on December 1, 2009 have been classified as short term marketable securities on the condensed consolidated balance sheet at November 30, 2009.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value Measurements (continued)

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type:

(Unaudited)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities	Total
Beginning balance, May 31, 2009	$11,650,000	$11,650,000
Transfers in to Level 3	—	—
Total realized/unrealized losses:	—	—
Included in earnings	—	—
Included in comprehensive income (loss)	(656,122)	(656,122)
Settlements	(3,250,000)	(3,250,000)
Ending balance, November 30, 2009	$7,743,878	$7,743,878

Total recovery of previously unrealized losses for the six months ended November 30, 2009 included in other comprehensive income (loss) attributable to the change in fair market value relating to assets still held at the reporting date	$395,489	$395,489

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. All unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other comprehensive income (loss).

6. Accounts Receivable

Trade accounts receivable consisted of the following:

	November 30, 2009	May 31, 2009
PTSC	$-	$1,708
PDSG	19,055	166,694
Total	$19,055	$168,402

No allowance for doubtful accounts was necessary at November 30, 2009 or May 31, 2009.

At November 30, 2009 and May 31, 2009, accounts receivable from our investee PDS was $385 and $5,467, respectively.  These balances represent reimbursements we submit to PDS for our legal and related costs incurred in various legal matters of which we are listed as co-defendant with TPL.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

7. Notes Receivable

On February 24, 2009, we received a promissory note receivable from Avot for principal of $100,000.  Interest at the rate of 8% accrued on the note until its maturity date of August 24, 2009.

On March 12, 2009, we entered into a secured revolving note receivable with Avot for $500,000.  The note bears interest at a rate of 8% and was due December 12, 2009. The note is secured by the assets of Avot.  Upon entering into the secured revolving loan note, the short term note we received from Avot on February 24, 2009 was cancelled and the principal amount of $100,000 was classified as an initial advance on the revolving loan note.  Under terms of the note, not more than one request for advances shall be made within a single month.  On March 13, 2009, April 1, 2009, May 11, 2009 and June 22, 2009, we advanced $115,000, $115,000, $115,000 and $55,000, respectively, to Avot under terms of the note. At November 30, 2009 the balance of the note receivable was $503,333, including accrued interest receivable of $3,333.  On December 12, and December 30, 2009 we granted Avot forbearances on the note which currently extend through January 31, 2010 as Avot is currently in negotiations for the sale of its business (see Note 17).

At May 31, 2009, the balance of the note receivable was $447,810, including accrued interest receivable of $2,810 recognized during the year ended May 31, 2009.

8. Work-In-Process

Work-in-process at November 30, 2009  and May 31, 2009 consists of $65,253 and $27,279, respectively,  which represents the excess of recognized revenue over invoices to customers on PDSG’s current contracts in progress.

9. Investments in Marketable Securities

The following table shows the cost, cumulative unrealized losses and fair value of our investments in marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at November 30, 2009 and May 31, 2009.  As stated in Note 5, the fair value of our  investments is based on valuations by Houlihan Smith & Company, Inc. at November 30, 2009 and May 31, 2009:

	As of November 30, 2009
	Twelve Months or Greater
	Cost	Cumulative Unrealized Losses	Estimated Fair Value
Short-term
Accrued interest - auction rate securities	$29,486	$—	$29,486
Auction rate securities	350,000	—	350,000
Total	379,486	—	379,486
Long-term
Auction rate securities	8,050,000	(656,122)	7,393,878

Total	$8,429,486	$(656,122)	$7,773,364

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Marketable Securities (continued)

	As of May 31, 2009
	Twelve Months or Greater
	Cost	Cumulative Unrealized Losses	Estimated Fair Value
Short-term
Accrued interest - auction rate securities	$58,292	$—	$58,292

Long-term
Auction rate securities	11,650,000	(1,051,611)	10,598,389

Total	$11,708,292	$(1,051,611)	$10,656,681

Auction Rate Securities.  The unrealized losses on our auction rate securities are caused by the uncertainty that these securities will settle or that we may have to redeem them for less than par value in the event we needed immediate access to these funds.  As of November 30, 2009 and May 31, 2009, we held auction rate securities with a par value totaling approximately $8.4 million and $11.7 million, respectively, that failed to sell at auction or be redeemed.  During June 2009, auction rate securities with a par value of $750,000 were redeemed by the issuers at par value.  In September 2009, auction rate securities with a par value of $2,500,000 were redeemed by the issuer at par value.  In December 2009, auction rate securities with a par value of $350,000 were redeemed by the issuers at par value (see Note 17). In the event we need to access funds invested in these auction rate securities we would not be able to liquidate these securities until (i) a future auction of these securities is successful, (ii) they are refinanced and redeemed by the issuers, or (iii) a buyer is found outside of the auction process.  The investments consist of student loan auction rate instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (“FFELP”).  These investments are of high credit quality and the AAA credit ratings of the investments have been reaffirmed since November 2009.  These instruments are collateralized in excess of the underlying obligations, are insured by the various state educational agencies, and are guaranteed by the Department of Education as an insurer of last resort.  We do not intend to sell our auction rate securities before we are able to recover our cost basis and it is more likely than not that we will not have to sell our auction rate securities before recovery of our cost basis.

Due to the uncertainty surrounding the timing of a market recovery, we have classified our auction rate securities as long-term investments in our condensed consolidated balance sheet as of November 30, 2009, except the auction rate securities redeemed in December 2009.  As a result of temporary declines in the fair value of our auction rate securities, which we attribute to liquidity issues rather than credit issues, we have recorded an unrealized loss of $391,366 in other comprehensive loss at November 30, 2009, which represents the gross valuation adjustment of $656,122, net of the related tax benefit of $264,756.  At May 31, 2009, we recorded an unrealized loss of $629,314 in accumulated other comprehensive loss, which represents the gross valuation adjustment of $1,051,611, net of the related tax benefit of $422,297.

We will continue to evaluate the fair value of our investments in auction rate securities each reporting period for a potential other-than-temporary impairment.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Marketable Securities (continued)

During June 2008, we obtained a credit facility from Wedbush Morgan Securities, Inc. (“Wedbush”) for as long as needed, which provides for financing up to 50% of the par value balance of our outstanding auction rate securities. The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee, and when drawn upon will bear interest at the federal funds rate plus 3%.  On October 14, 2008, we borrowed $3,000,000 on the credit facility, the proceeds of which is included in cash and cash equivalents at November 30, 2009 (see Note 13).

10. License Agreements

In February 2005, we entered into two separate licensing agreements with one customer for our patent portfolio and Ignite microprocessor technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for maintenance services. Maintenance under the agreement was expected to be provided over a period not to exceed four years; which ended in February 2009. Maintenance revenue recognized during the three and six months ended November 30, 2008 was approximately $6,250 and $12,500, respectively.

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

We and TPL each own 50% of the membership interests of PDS, and each of us has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, we and TPL agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of
PDS in order to maintain working capital of not more than $8,000,000. Neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year.  During the quarter ended November 30, 2009 we and TPL each contributed $80,000 to PDS for working capital requirements.  In December 2009, we and TPL each contributed $500,000 to PDS for working capital requirements (see Note 17).  Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement.

PDS has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by TPL on behalf of PDS. During the six months ended November 30, 2009 and 2008, PDS expensed $1,000,000 and $1,866,641, respectively, pursuant to this commitment.

PDS reimburses TPL for payment of all legal and third-party expert fees and other related third-party costs and other expenses.  During the six months ended November 30, 2009 and 2008, PDS expensed $3,002,738 and $1,556,285, respectively, pursuant to the agreement.

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

On August 17, 2009, the management committee of PDS resolved to pay TPL $500,000 per quarter beginning on June 1, 2009 and continuing through May 31, 2010 relating to TPL’s special work and effort regarding the MMP litigation and U.S. Patent Office re-examinations.  In the event that PDS has insufficient funds to make such payments, we are required to advance half of the quarterly amount to PDS.  Our advance to PDS will be without interest and must be repaid to us no later than May 31, 2010.  On August 25, 2009, TPL received $500,000 from PDS pursuant to this agreement, at November 30, 2009, $500,000 was accrued pursuant to this agreement and paid to TPL by PDS in December 2009.  These amounts are included in the legal and third-party expert fees listed above.  As of the date of this filing, we have not advanced any funds to PDS under this resolution.

We are accounting for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’ net income during the six months ended November 30, 2009 and 2008, of $3,494,067 and $6,872,991, respectively,  as an increase in our investment.  Cash distributions received from PDS during the six months ended November 30, 2009 and 2008 of $6,727,827 and $7,648,589, respectively, have been recorded as a reduction in our investment. During the six months ended November 30, 2009, PDS distributed earnings in excess of the carrying amount of our investment of $151,494.  Such amount has been recorded as “Distributions in excess of investment in affiliated company” on our condensed consolidated balance sheet at November 30, 2009, due to our and TPL’s obligation to fund the working capital of PDS at the discretion of PDS’ management committee.  We have recorded our share of PDS’ net income for the six months ended November 30, 2009 and 2008 as “Equity in earnings of affiliated companies” in the accompanying condensed consolidated statements of operations.

During the three months ended November 30, 2009 and 2008, TPL entered into licensing agreements with third parties, pursuant to which PDS recorded aggregate proceeds of $8,696,000 and $2,775,000, respectively. $2,000,000 of these proceeds are to be received in July 2010 and accordingly have been recorded as licenses receivable on the November 30, 3009 condensed balance sheet of PDS.

During the six months ended November 30, 2009 and 2008, TPL entered into licensing agreements with third parties, pursuant to which PDS recorded aggregate proceeds of $11,023,655 and $19,050,000, respectively.

At November 30, 2009, PDS had accounts payable balances of approximately $2,387,332 and $385  to TPL and PTSC, respectively.  At May 31, 2009, PDS had accounts payable balances of approximately $1,482,000 and $5,500 to TPL and PTSC, respectively.

PDS’ condensed balance sheets at November 30, 2009 and May 31, 2009 and statements of income for the three and six months ended November 30, 2009 and 2008 are as follows:

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

Condensed Balance Sheets

ASSETS:
	November 30, 2009	May 31, 2009
Cash and cash equivalents	$84,729	$1,343,582
Licenses receivable	2,000,000	6,148,750
Total assets	$2,084,729	$7,492,332

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT):
	November 30, 2009	May 31, 2009
Accounts payable	$2,387,717	$1,487,799
Members’ equity (deficit)	(302,988)	6,004,533
Total liabilities and members’ equity (deficit)	$2,084,729	$7,492,332

Condensed Statements of Income

	Three Months Ended		Six Months Ended
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008

Revenues	$8,696,000	$2,775,000	$11,023,655	$19,050,000
Operating expenses	1,222,237	2,144,072	4,035,901	4,086,632
Operating income	7,473,763	630,928	6,987,754	14,963,368
Interest income	72	14,739	380	43,378
Net income	$7,473,835	$645,667	$6,988,134	$15,006,746

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

The inability of Talis to meet its business plan, raise capital, and the general economic environment were indicators of impairment on our investment, accordingly at August 31, 2009, management obtained a third party valuation of Talis from Vantage Point Advisors, Inc.  Based on the results of the valuation, it was determined that our investment in Talis was impaired by approximately $680,000.  We have recorded this as an impairment of investment in affiliated companies on our condensed consolidated statement of operations for the six months ended November 30, 2009.

We were accounting for our investment in Talis under the equity method of accounting.  We had recorded our share of Talis’ net loss of $21,706 and $63,089 during the two months ended July 31, 2009 and three months ended August 31, 2008, respectively, as a decrease in our investment.  Our investment in Talis was $669,498 at May 31, 2009 and was recorded as “Investments in Affiliated Companies” on our condensed consolidated balance sheet.  We have recorded our share of Talis’ net loss as “Equity in Earnings of Affiliated Companies” in the accompanying condensed consolidated statements of operations for the two months ended July 31, 2009 and the three month ended August 31, 2008.  The carrying value of our investment in Talis after impairment is zero at August 31, 2009.  Talis is currently in the process of dissolution.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

Avot is currently undergoing negotiations for the sale of its business.  As a result of preliminary proposals from potential acquirers we expect to receive payment for our note receivable with Avot, but do not expect there will be adequate consideration to liquidate the carrying value of our preferred stock investment.  Accordingly, at November 30, 2009 we have written off $433,333 which represents the remaining fair value of our preferred stock investment in Avot.  We have recorded this as an impairment of investment in affiliated companies on our condensed consolidated statements of operations for the three and six months ended November 30, 2009.

In September 2009, we entered into an agreement with Avot in which Avot will develop a software package for PDSG’s Vigilys product.  Terms of the agreement require PDSG to pay Avot four milestone payments of $50,000 each on September 1, October 1, November 1 and December 1, 2009.  In connection with the agreement, Avot issued us 1,000,000 warrants to purchase shares of Avot’s common stock ,with an exercise price of $0.05 per share and a 36 month exercise period.  The warrants were issued in four 250,000 installments consistent with the milestone payments.  The value attributed to the warrants was insignificant.

During March 2009, we entered into a revolving loan note with Avot.  At November 30, 2009, the balance on the note receivable is $503,333 (see Note 7).

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

We reviewed the Preferred Stock Purchase Agreement and related agreements to determine whether our convertible preferred stock investment in Holocom was in substance an investment in common stock pursuant to authoritative guidance.  We determined that, because the liquidation preference is substantive, the subordination characteristics of the preferred stock are not substantially similar to the subordination characteristics of Holocom’s common stock. We also evaluated our voting rights pursuant to other agreements with Holocom and, when considered together with authoritative guidance , we believe that we do not have the ability to exercise significant influence over Holocom. As a result, we are accounting for our investment in Holocom at cost.

During March 2007, we entered into a revolving line of credit with Holocom which caused us to have a variable interest in Holocom and we were required to consolidate Holocom as a variable interest entity.  Prior to initial consolidation, we recognized a $126,746 impairment loss on our preferred stock investment for the losses of Holocom for the period February 2007 through March 26, 2007.  During May 2009, we deconsolidated Holocom due to a re-consideration event (see Note 12).  At November 30, 2009 and May 31, 2009, our investment in Holocom is $435,182 and has been recorded as “Investments in Affiliated Companies” on our condensed consolidated balance sheets at November 30, 2009  and May 31, 2009.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

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

For the three and six months ended November 30, 2008, the minority interest allocated $271,556 and $192,921, respectively, represented the entire amount of Holocom’s  net income after taxes on a consolidated basis.

13.  Notes Payable

On October 14, 2008, we borrowed $3,000,000 on our credit facility with Wedbush, the proceeds of which is included in cash and cash equivalents at November 30, 2009 and May 31, 2009.  Per requirements of The Financial Industry Regulatory Authority (“FINRA”), the credit facility is limited to 50% of the par value of our outstanding auction rate securities.  As of the date of this filing, the par value of our outstanding auction rate securities was $8,050,000, which limits our credit facility to $4,025,000.  The facility is collateralized by the full value of the outstanding auction rate securities, requires no origination fee and bears interest at the federal funds rate plus 3%.  At November 30, 2009 and May 31, 2009, the balance included accrued interest on the credit facility of $81,846 and $41,577, respectively, at an approximate rate of 3.25%.

14.  Stockholders’ Equity

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on certain investments classified as available-for-sale, net of tax, which are excluded from our condensed consolidated statements of operations. Comprehensive income (loss) for the three and six months ended November 30, 2009 and 2008 was as follows:

	Three Months Ended		Six Months Ended
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008

Net income (loss)	$(2,746,620)	$(932,259)	$(4,731,700)	$2,277,254
Unrealized holding gain (losses) on investments, net of taxes	138,781	(521,021)	237,948	(609,725)
Total comprehensive income (loss)	$(2,607,839)	$(1,453,280)	$(4,493,752)	$1,667,529

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market.  As part of the program, we purchased 204,531 and 5,318,976 shares of our common stock at an aggregate cost of $40,235 and $1,029,107 during the six months ended November 30, 2009 and 2008, respectively.

Equity Transactions

The following table summarizes equity transactions during the six months ended November 30, 2009:

	Common Stock		Additional Paid-	Accumulated	Treasury
	Shares	Amounts	in Capital	Deficit	Stock

Balance June 1, 2009	410,354,054	$4,380	$77,008,332	$(32,881,848)	$(13,850,659)
Non-cash compensation	-	-	147,926	-	-
Repurchase of common stock for treasury	(204,531)	-	-	-	(40,235)
Net loss	-	-	-	(4,731,700)	-
Balance November 30, 2009	410,149,523	$4,380	$77,156,258	$(37,613,548)	$(13,890,894)

Stock Options  and Warrant Activity

As of November 30, 2009, we had 100,000 options outstanding pursuant to our 1996 Stock Option Plan exercisable at $0.07 per share expiring in 2009; 849,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.10 to $0.86 per share expiring through 2012; 1,873,000 options outstanding pursuant to our 2003 Stock Option Plan exercisable at a range of $0.10 to $0.40 per share expiring through 2010; and 4,755,496 options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.09 to $0.70 per share expiring through 2014.

On June 1, 2009, we issued 70,000 stock options from our 2006 Stock Option Plan with an exercise price of $0.12 to new PDSG employees.  These options are not presently exercisable and are subject to meeting vesting criteria.

On November 16, 2009, we issued 200,000 stock options from our 2006 Stock Option Plan with an exercise price of $0.19 to PDSG employees in connection with performance initiatives.  These options are not presently exercisable and are subject to meeting vesting criteria.

On December 3, 2009 we issued 400,000 stock options from our 2006 Stock Option Plan with an exercise price of $0.18 to our new director.  200,000 options are not presently exercisable and are subject to meeting vesting criteria.

On December 9, 2009, a director exercised stock options to purchase 100,000 shares of common stock for proceeds of $7,449.

During the six months ended November 30, 2009, we recorded $147,926 of non-cash compensation expense related to vesting of stock options and warrants, including $30,224 related to PDSG.  During the six months ended November 30, 2008, we recorded $279,338 of non-cash compensation expense related to vesting of stock options and warrants, including $13,411 related to Holocom and $15,947 relating to PDSG.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

As of November 30, 2009, we had warrants outstanding to purchase 300,000 common shares at exercise prices ranging from $0.20 to $1.00 per share, expiring at various dates through 2011.  No warrants were issued or exercised during the six months ended November 30, 2009.  On November 9, 2009, we gave notice to our current investor relations firm of our intent to cancel our contract within 30 days.  Accordingly, the 250,000 warrants granted under contract that were not vested were cancelled.  In connection with the cancellation of the unvested warrants we reversed approximately $10,400 of non-cash compensation previously recorded.

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

The Acer case seeks declaratory relief that its products do not infringe enforceable claims of the '336, '584, ‘749, '148 patents and US 5,530,890 (the “890 patent”). The HTC case similarly seeks declaratory relief that its products do not infringe enforceable claims of those patents.  We allege counterclaims for patent infringement of the '336, '749, '148 and '890 patents against Acer and HTC.  On June 16, 2009, District Court Judge Jeremy Fogel stayed the HTC and Acer actions until September 18, 2009.  The stay has been extended through February 12, 2010.

On December 1, 2008, we, TPL and Alliacense, Ltd. were named as defendants in a lawsuit filed in the United States District Court for the Northern District of California by Barco, N.V.  The Barco case seeks declaratory relief that its products do not infringe enforceable claims of the '584, '749 and '890 patents.  We allege counterclaims for patent infringement of our '749, '890 and '336 patents.  On June 22, 2009, Judge Fogel also stayed the Barco case until September 18, 2009, and that stay has been extended through February 12, 2010.

On April 29, 2009, we, TPL, and Alliacense Ltd., were named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York by Sirius XM Radio, Inc.  The Sirius case seeks declaratory relief that its products do not infringe enforceable claims of our '749, '584, '890, '360 and '148 patents, and additionally two patents of TPL's "fast logic" portfolio which do not involve us.  Our Motion to Transfer the Sirius action to the United States District Court for the Northern District of California has been briefed to the court and set for hearing on February 16, 2010.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

Deutsche Bank Arbitration

On October 16, 2008, we initiated binding arbitration claims before FINRA against Deutsche Bank Securities, Inc., and affiliates ("DBSI") based on advisory services provided to us resulting in our purchases of auction rate securities ("ARS") and the failure of the ARS market in February 2008.  We experienced a loss of liquidity and other damages as a result and allege DBSI engaged in negligence and nondisclosure in providing us services.  DBSI has answered our claims, and an arbitration panel has been selected.  Document discovery has been initiated.  Some instruments have been repurchased by the issuers since the claim was filed (see  Note 17).  The arbitration is expected to be scheduled in Spring 2010.

DBSI's parent, Deutsche Bank AG, denied being required to arbitrate the dispute with DBSI before FINRA, and so we filed an action against Deutsche Bank AG in the United States District Court for the Southern District of California based on its liability with respect to our investments in ARS.  A stay of this action will likely be in place through the FINRA arbitration with DBSI.

Crossflo Systems, Inc. Litigation

Under the terms of our Agreement and Plan of Merger (the "Merger Agreement") with Crossflo, and certain of its principal officers, an escrow account was established to hold back approximately 10% of the merger consideration payable to the shareholders of Crossflo (the "Escrow Merger Consideration").  We contend that certain representations and warranties made by Crossflo and certain of its principal officers in the Merger Agreement were false when made, and were false as of the closing of the merger.  We submitted a demand to the escrow agent on August 31, 2009 not to release the Escrow Merger Consideration to the Crossflo shareholders and to instead return it to us.  A sufficient number of Crossflo shareholders have opposed our demand that the escrow consideration has not been released to either side.

On August 31, 2009, we initiated an arbitration proceeding before the American Arbitration Association against the three Crossflo principal officers who were signatories to the Merger Agreement for having provided false representations and warranties in the Merger Agreement and for nondisclosure of information about Crossflo during the due diligence process leading up to the merger.  Those three principal officers deny our claims.  An arbitration date has not yet been set.

401(k) Plan

Patriot and PDSG have retirement plans that comply with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plans. Patriot matches 50% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation. Patriot’s participants vest 33% per year over a three year period in their contributions. Patriot’s matching contributions during the six months ended November 30, 2009 and 2008 were $11,625 and $6,457, respectively.  PDSG does not match participant voluntary contributions.

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

Bonuses

In connection with the acquisition of Crossflo, retention bonuses are to be paid to individuals who were Crossflo employees pre-merger who remain with PDSG until March 1, 2010.  In connection with the acquisition of Vigilys, a retention bonus is to be paid to a key employee who remains with PDSG until March 27, 2010.  The projected liability for such bonuses is $75,000.  These liabilities are being accrued ratably over the retention periods.

By the terms of his employment contract our CFO, who also currently serves as our interim CEO, is eligible to earn an annual bonus equivalent to 50% of his base salary.  In connection with management’s restructuring plan on October 5, 2009 our Compensation Committee determined that this bonus would be payable at the end of the interim period.  The projected liability for such bonus is $145,875 and has been recorded on our condensed consolidated balance sheet in “accrued expenses and other” at November 30, 2009.

Escrow Shares

On August 31, 2009, we gave notice to the former shareholders of Crossflo and Union Bank of California (the “Escrow Agent”) under Section 2.5 of the Agreement and Plan of Merger between us and Crossflo (the “Agreement”), outlining damages incurred by us in conjunction with the acquisition of Crossflo, and seeking the return of 2,844,630 shares of our common stock held by the Escrow Agent.  Subsequently, former shareholders of Crossflo representing a majority of the escrowed shares responded in protest to our claim, delaying the release of the escrowed shares until a formal resolution is reached.  In the event we fail to prevail in our claim against the escrowed shares, we may be obligated to deposit into escrow approximately $256,000 of cash consideration due to the decline in our average stock price over the one year escrow period, calculated in accordance with the Section 2.5 of the Agreement.  We have evaluated the potential for loss regarding our claim and believe that we will prevail.  Accordingly, we have not recorded a contingent liability for this matter.

Severance Payments

In connection with management’s restructuring plan, on October 7, 2009, we entered into a Separation Agreement with our former CEO which requires us to pay his base salary for the next seven months in exchange for a general release of claims against us.  At November 30, 2009, the current balance of the liability is $116,254 and we have recorded the liability on our condensed consolidated balance sheet in “accrued expenses and other”.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

16.  Segment Information

Holocom began operations in February 2007 and we consolidated Holocom in our consolidated financial statements commencing in March 2007.  Due to a re-consideration event we deconsolidated Holocom May 1, 2009 (see Note 12). Holocom was an operating segment as revenue was 10% or more of the total revenue of all operating segments.

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

Operating segment net revenue, operating loss and income (loss) before taxes and minority interest for the three and six months ended November 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008
Net revenue:
Holocom	$-	$1,610,658	$-	$2,930,024
PDSG	66,416	258,353	163,451	258,353
All other	-	6,250	-	45,530
Total net revenue	$66,416	$1,875,261	$163,451	$3,233,907

Operating income (loss):
Holocom	$-	$342,621	$-	$460,140
PDSG	(6,213,347)	(907,788)	(7,679,529)	(907,788)
All other	(1,145,247)	(965,774)	(2,062,693)	(2,239,638)
Total operating loss	$(7,358,594)	$(1,530,941)	$(9,742,222)	$(2,687,286)

Income (loss) before taxes and minority interest:
Holocom	$-	$342,708	$-	$457,267
PDSG	(6,213,347)	(904,802)	(7,670,193)	(904,802)
All other	2,164,556	(730,435)	315,211	4,665,589
Total income (loss) before taxes and minority interest	$(4,048,791)	$(1,292,529)	$(7,354,982)	$4,218,054

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Segment Information (continued)

Operating segment total assets at November 30, 2009 and May 31, 2009 were as follows:

	November 30, 2009	May 31, 2009
Total assets:
PDSG	$6,377,243	$10,067,007
All other	22,955,684	23,659,945
Total assets	$29,332,927	$33,726,952

All Holocom sales were to unaffiliated customers within the United States.  All PDSG sales were to unaffiliated customers within the United States, with the exception of a hosting arrangement with a customer in Japan.

Sales concentration information for Holocom for the six months ended November 30, 2008 was as follows:

	Six months ended November 30, 2008
	Sales	% of sales
Customer A	$1,497,128	51%
Customer B	$401,808	14%
Customer C	$583,196	20%

Accounts receivable concentration information for PDSG as of November 30, 2009 and May 31, 2009  and sales concentration information for the six months ended November 30, 2009 and 2008 were as follows:

	Six months ended November 30, 2009		November 30, 2009	Six months ended November 30, 2008		May 31, 2009
	Sales	% of sales	% of A/R	Sales	% of sales	% of A/R
Customer A	-	-	-	$220,424	85%	60%
Customer B	$34,465	21%	-	-	-	-
Customer C	$61,440	38%	-	-	-	14%
Customer D	$19,732	12%	5%	-	-	5%

17.  Subsequent Events

During the period December 1, 2009 through January 8, 2010, we purchased 156,447 shares of our common stock at an aggregate cost of $26,245 pursuant to our stock buyback program.

On December 1, 2009, we paid Verras the final $100,000 payment pursuant to the asset purchase agreement.

On December 1, 2009, $350,000 of our ARS was redeemed by the issuers at par.

On December 3, 2009, we issued 400,000 stock options from our 2006 Stock Option Plan with an exercise price of $0.18 to our new director.  200,000 options are not presently exercisable and are subject to meeting vesting criteria.

On December 8, 2009, we and TPL each made a $500,000 capital contribution to PDS.  The capital contribution was used to remit indirect and special litigation support payments to TPL.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Subsequent Events (continued)

On December 9, 2009, a director exercised stock options to purchase 100,000 shares of common stock for proceeds of $7,449.

On December 12, 2009 our note receivable with Avot became due.  We have granted Avot a temporary forbearance until January 31, 2010 while Avot is in negotiations for the sale of its business.

On December 22, 2009, we paid Avot the final $50,000 installment pursuant to the development agreement with PDSG.

On December 24, 2009 we loaned $950,000 to TPL, to cover operating costs in furtherance of MMP portfolio licensing, which is due and payable on or before July 12, 2010.  Terms of the loan require interest payable at the rate of 10%, and the loan is secured by TPL’s portion of its license receivable distribution currently accounted for as license fees receivable on the November 30, 2009 balance sheet of PDS (see Note 11).

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

During the quarter ended November 30, 2009 and through the date of this filing we and TPL each contributed $580,000 to fund the working capital of Phoenix Digital Solutions, LLC (“PDS”).  We expect the contributions to continue in the future due to the working capital demands of PDS.  Additionally, through the date of this filing we have loaned TPL $950,000 to cover operating costs in furtherance of MMP portfolio licensing.

On October 5, 2009, we announced a reorganization of Patriot Data Solutions Group, Inc. (“PDSG”) and our management.  On November 12, 2009, we announced our intent to divest the Iameter portfolio of data analysis and software programs.  As a result of our reorganization and PDSG’s continued inability to meet its business plan, we have incurred impairment charges for our intangibles and goodwill in the PDSG segment of our business.  We continue to fund the day to day operating costs of PDSG while continuing to reduce expenses.

Cash shortfalls currently experienced by PDS and TPL, and continued negative cash flows incurred by PDSG, will have an adverse effect on our liquidity.  Accordingly, we are in the process of examining alternatives that could allow for the partnering or divestiture of PDSG.  If successful, these measures may provide for a further reduction in expenses and cash use, or additionally in the event of divestiture, cash proceeds.

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

Our wholly-owned subsidiary PDSG sells software and services to end users primarily through relationships with systems integrators and prime contractors.  PDSG’s revenue is derived primarily from the following sources: (i) software licensing, (ii) related professional services, and (iii) post contract customer support (“PCS”) agreements.  PCS agreements typically include software updates, on a when and if available basis, and telephone and Internet access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenue for support services is recognized on a straight-line basis over the support period.

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

The majority of PDSG’s contracts with customers, including systems integrators and prime contractors, are multiple element arrangements which contain professional services that are considered essential to the functionality of the other elements of the arrangement.  PDSG accounts for revenue on these arrangements according to authoritative guidance for contract accounting.  PDSG recognizes revenue based on progress towards contract completion measured by actual hours incurred in relation to the estimate of total expected hours. PDSG measures revenues by applying the contract-specific estimated percentage of completion to the total contract amount for software and professional services.  PDSG routinely updates the estimates of future hours for agreements in process and reports any cumulative effects of such adjustments in current operations. PDSG immediately recognizes any loss expected on these contracts when it is projected that a loss is probable.

In certain situations where PDSG’s customer contracts contain acceptance criteria or other conditions that are deemed adverse to the probability of collection, revenues recognized are limited to the amount of cash already collected.

Prior to its deconsolidation on May 1, 2009, our variable interest entity, Holocom, Inc. (“Holocom”) recognized revenue upon shipment of its product or upon receipt of its product by the customer when shipped FOB destination and recognized revenue on its short-term installation contracts as time and materials costs were incurred.

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

3.  Stock Options and Warrants

We follow authoritative guidance which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. We are required to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

Stock-based compensation expense recognized during the period is based on the grant date fair value of the portion of share-based payment awards ultimately expected to vest during the period. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rate for the six months ended November 30, 2009 and 2008 of approximately  5% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated term of option grants for the six months ended November 30, 2009 and 2008 was five years.

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

We follow authoritative guidance to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  This authoritative guidance prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Under this guidance we may only recognize tax positions that meet a “more likely than not” threshold.

5.  Investments in Affiliated Companies

We have a 50% interest in PDS. We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is presented in the consolidated statements of operations in the caption “Equity in earnings of affiliated companies.”

We have a 39.4% interest in Talis Data Systems, LLC (“Talis”).  Prior to the write off of our investment in Talis during the quarter ended August 31, 2009, we were accounting for our investment using the equity method of accounting.  Under the equity method of accounting, the investment, originally recorded at cost, was adjusted to recognize our share of net earnings or losses of the investee and was presented in the condensed consolidated statements of operations in the caption “Equity in earnings of affiliated companies.”

The inability of Talis to meet its business plan and to raise capital and the general economic environment were indicators of impairment on our investment; accordingly at August 31, 2009, management obtained a third party valuation of Talis from Vantage Point Advisors, Inc.  Based on the results of the valuation, it was determined that our investment in Talis was impaired by approximately $680,000.  We have recorded this as an impairment of investment in affiliated company on our condensed consolidated statement of operations for the six months ended November 30, 2009.  Talis is currently in the process of dissolution.

We own 37.1% of the preferred stock of Avot Media, Inc. (“Avot”).  This investment is accounted for at cost since we do not have the ability to exercise significant influence over the operating and financial policies of Avot.

Avot is currently undergoing negotiations for the sale of its business.  As a result of preliminary proposals from potential acquirers we expect to receive payment for our note receivable with Avot, but do not expect there will be adequate consideration to liquidate the carrying value of our preferred stock investment.  Accordingly, at November 30, 2009, we have written off $433,333, which represents the remaining fair value of our preferred stock investment in Avot.  We have recorded this as an impairment of investment in affiliated companies on our condensed consolidated statements of operations for the three and six months ended November 30, 2009.

In September 2009, we entered into an agreement with Avot in which Avot will develop a software package for PDSG’s Vigilys product.  In connection with the agreement, Avot issued us 1,000,000 warrants to purchase shares of Avot’s common stock ,with an exercise price of $0.05 per share and a 36 month exercise period.  The value attributed to the warrants was insignificant.

We own 100% of the preferred stock of Holocom.  This investment has historically been accounted for at cost since we do not have the ability to exercise significant influence over the operating and financial policies of Holocom. Due to a re-consideration event on May 1, 2009, this investment is carried at cost plus the effects of deconsolidation of this variable interest entity on our November 30, 2009 condensed consolidated balance sheet.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2009 and Three Months Ended November 30, 2008.

Consolidated:

	Three Months Ended
	November 30, 2009	November 30, 2008
Revenues:
Product sales and other	$-	$1,616,908
License and service revenue	66,416	258,353
Total revenues	66,416	1,875,261

	Three Months Ended
	November 30, 2009	November 30, 2008

Cost of sales:
Product sales and other	-	700,365
License and service revenue	40,204	165,140
Amortization of purchased intangibles	206,688	211,302
Impairment of purchased intangibles	3,530,263	-
Total cost of sales	3,777,155	1,076,807
Gross profit (loss)	$(3,710,739)	$798,454

Segment Results:

	Three months ended
	November 30, 2009		November 30, 2008

Holocom:	Dollars	% of Revenue	Dollars	% of Revenue
Revenues - Product sales and other	$-	-	$1,610,658	100.0%
Cost of sales	-	-	700,365	43.5%
Gross profit	$-	-	$910,293	56.5%

PDSG:
License and service revenue	$66,416	100.0%	$258,353	100.0%
Cost of sales	40,204	60.5%	165,140	63.9%
Amortization of purchased intangibles	206,688	-	211,302	-
Impairment of purchased intangibles	3,530,263	-	-	-
Gross loss	$(3,710,739)	-	$(118,089)	-

PTSC:
Revenues - Product sales and other	$-	-	$6,250	100.0%
Cost of sales	-	-	-	-
Gross profit	$-	-	$6,250	100.0%

Holocom

During the three months ended November 30, 2008, we recorded sales amounting to approximately $1,611,000 by our then consolidated variable interest entity, Holocom, with cost of sales amounting to approximately $700,000.  Due to a re-consideration event we deconsolidated Holocom in May 2009 and no longer include Holocom’s revenues in our results of operations.

PDSG

We acquired PDSG in a series of transactions in the second, third and fourth quarters of fiscal 2009.  Revenue consists of software licenses and associated services relating to PDSG’s CDX data agent product and the Sherlock™ software  tool for medical facilities.  Cost of sales includes the direct time of PDSG employees on each project as well as outside contractors.

Revenues decreased during the three months ended November 30, 2009 as compared to the three months ended November 30, 2008 due primarily to the inclusion in the 2008 period of amounts from a significant customer agreement not duplicated in 2009.  Also in 2009, revenue progress on contracts was slowed primarily as a result of customer initiated delays resulting in lower than planned revenues.  In general, revenue agreements are one time contracts that vary in size and scope depending upon the requirements of the customer.

The impairment charge for the three months ended November 30, 2009 represents the write off of PDSG’s purchased intangibles to a fair value of $1,860,000 at November 30, 2009.  These assets were subject to revaluation pursuant to a reconsideration event which also drove the restructuring of PDSG initiated in October 2009.  The impairment is primarily attributable to management’s current assessment of reduced revenue and resultant cash flow projections as compared to what previously had been the expectations for the business..

PTSC

During the three months ended November 30, 2008, we recognized maintenance fee revenues totaling $6,250 in connection with an agreement with AMD Corporation during the 2005 fiscal year. The agreement called for maintenance fees totaling $100,000 connected with a license agreement for our Ignite technology; the license fee revenue was being recognized as revenue evenly over the four year period of the license, which ended in February 2009.

Consolidated

Our revenues decreased from approximately $1,875,000 for the three months ended November 30, 2008 to approximately $66,000 for the three months ended November 30, 2009, primarily due to the deconsolidation of Holocom. Our revenue amounts do not include income of approximately $251,000 and $3,737,000, respectively, for the three months ended November 30, 2008 and 2009, respectively, from our investment in PDS and losses of approximately $141,000 for the three months ended November 30, 2008, from our investment in Talis.

Consolidated:
	Three months ended
	November 30, 2009	November 30, 2008
Research and development	$540,557	$151,874

PDSG

Research and development costs consist of PDSG’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of PDSG’s software product.  For the three months ended November 30, 2009 and 2008, approximately $3,400 and $400 of non-cash compensation was recorded in connection with vesting of employee stock options.  The increase in expenses for the three months ended November 30, 2009 is primarily due to the acquisition of the Vigilys employees in March 2009 and the development agreement with Avot.

Consolidated:
	Three months ended
	November 30, 2009	November 30, 2008
Selling, general and administrative	$2,011,030	$2,177,521

Segment Results:
	Three months ended
	November 30, 2009	November 30, 2008
Holocom:
Selling, general and administrative	$-	$567,672
PDSG:
Selling, general and administrative	$865,783	$637,825
PTSC:
Selling, general and administrative	$1,145,247	$972,024

Holocom

During the three months ended November 30, 2008, we recorded selling, general and administrative expenses amounting to approximately $568,000 by our then consolidated variable interest entity, Holocom.  Due to a re-consideration event we deconsolidated Holocom in May 2009 (see Note 12).

PDSG

Selling, general and administrative expenses increased from approximately $638,000 for the three months ended November 30, 2008, to approximately $866,000 for the three months ended November 30, 2009, primarily due to severance payments of approximately $101,000 and approximately $70,000 in marketing costs.  For the three months ended November 30, 2009 and 2008, approximately $10,850 and $15,570 of non-cash compensation was recorded in connection with vesting of employee stock options.

PTSC

Selling, general and administrative expenses increased from approximately $972,000 for the three months ended November 30, 2008 to approximately $1,145,000 for the three months ended November 30, 2009.  The increase consisted of approximately $170,000 in legal and accounting expense and approximately $136,000 in consulting expense.  These increases were offset by decreases in public and investor relations expenses of  approximately $112,000 and approximately $43,000 in travel and related expenses.  For the three months ended November 30, 2009, approximately $105,000 of non-cash compensation was recorded in connection with vesting of employee stock options as compared to approximately $142,000 for the three months ended November 30, 2008.

Consolidated

Selling, general and administrative expenses decreased from approximately $2,178,000 for the three months ended November 30, 2008 to approximately $2,011,000 for the three months ended November 30, 2009.

Consolidated:
	Three months ended
	November 30, 2009	November 30, 2008
Other income (expense):
Interest and other income	$25,847	$144,748
Impairment of investment in affiliated company	(433,333)	-
Interest expense	(19,629)	(16,075)
Equity in earnings of affiliated companies	3,736,918	109,739
Total other income, net	$3,309,803	$238,412

Segment Results:
	Three months ended
	November 30, 2009	November 30, 2008
Holocom:
Interest and other income	$-	$2,587
Interest expense	-	(2,500)
Total other income, net	$-	$87
PDSG:
Interest and other income	$-	$3,003
Interest expense	-	(17)
Total other income, net	$-	$2,986
PTSC:
Interest and other income	$25,847	$139,158
Impairment of investment in affiliated company	(433,333)	-
Interest expense	(19,629)	(13,558)
Equity in earnings of affiliated companies	3,736,918	109,739
Total other income, net	$3,309,803	$235,339

Consolidated

Our other income and expenses for the three months ended November 30, 2009 included equity in the income of PDS consisting of net income after expenses in the amount of approximately $3,737,000.  For the three months ended November 30, 2008, our other income and expenses included our share of income in PDS of approximately $251,000 and our share of loss in Talis of approximately $141,000. The increase in income from PDS for the quarter ended November 30, 2009 as compared to the quarter ended November 30, 2008 is due to the increase in license revenues PDS received for the quarter ended November 30, 2009 as compared  with license revenues received by PDS for the quarter ended November 30, 2008.  Our investments in PDS and Talis are accounted for in accordance with the equity method of accounting for investments. Total other income for the three months ended November 30, 2009 amounted to net other income of approximately $3,310,000 compared with net other income of approximately $238,000 for the three months ended November 30, 2008. Interest income and other income decreased from approximately $145,000 for the three months ended November 30, 2008 to approximately $26,000 for the three months ended November 30, 2009 due to declines in interest rates for our cash, cash equivalents and long term investment accounts.  For the three months ended November 30, 2009, we recorded an impairment of our investment in Avot of approximately $433,000.

During the three months ended November 30, 2009 and 2008, we recorded a benefit for income taxes of approximately $1,302,000 and $632,000 related to federal and California taxes.

We recorded a net loss for the three months ended November 30, 2009 of $2,746,620 compared with a net loss of $932,259 for the three months ended November 30, 2008.

Comparison of the Six Months Ended November 30, 2009 and Six Months Ended November 30, 2008.

Consolidated:

	Six Months Ended
	November 30, 2009	November 30, 2008
Revenues:
Product sales and other	$-	$2,975,554
License and service revenue	163,451	258,353
Total revenues	163,451	3,233,907

Cost of sales:
Product sales and other	-	1,284,618
License and service revenue	72,187	165,140
Amortization of purchased intangibles	413,376	211,302
Impairment of purchased intangibles	3,530,263	-
Total cost of sales	4,015,826	1,661,060
Gross profit (loss)	$(3,852,375)	$1,572,847

Segment Results:

	Six months ended
	November 30, 2009		November 30, 2008

Holocom:	Dollars	% of Revenue	Dollars	% of Revenue
Revenues - Product sales and other	$-	-	$2,930,024	100.0%
Cost of sales	-	-	1,284,618	43.8%
Gross profit	$-	-	$1,645,406	56.2%

	Six months ended
	November 30, 2009		November 30, 2008

PDSG:
License and service revenue	$163,451	100.0%	$258,353	100.0%
Cost of sales	72,187	44.2%	165,140	63.9%
Amortization of purchased intangibles	413,376	-	211,302	-
Impairment of purchased intangibles	3,530,263	-	-	-
Gross loss	$(3,852,375)	-	$(118,089)	-

PTSC:
Revenues - Product sales and other	$-	-	$45,530	100.0%
Cost of sales	-	-	-	-
Gross profit	$-	-	$45,530	100.0%

Holocom

During the six months ended November 30, 2008, we recorded sales amounting to approximately $2,930,000 by our then consolidated variable interest entity, Holocom, with cost of sales amounting to approximately $1,285,000.  Due to a re-consideration event we deconsolidated Holocom in May 2009 and no longer include Holocom’s revenues in our results of operations.

PDSG

We acquired PDSG in a series of transactions in the second, third and fourth quarters of fiscal 2009.  Revenue consists of software licenses and associated services relating to PDSG’s CDX data agent product and the Sherlock™ software  tool for medical facilities.  Cost of sales includes the direct time of PDSG employees on each project as well as outside contractors.

Revenues decreased during the six months ended November 30, 2009 as compared to the six months ended November 30, 2008 due primarily to the inclusion in the 2008 period of amounts from a significant customer agreement not duplicated in 2009.  Also in 2009, revenue progress on contracts was slowed primarily as a result of customer initiated delays resulting in lower than planned revenues.  In general, revenue agreements are one time contracts that vary in size and scope depending upon the requirements of the customer.

The impairment charge for the three months ended November 30, 2009 represents the write off of PDSG’s purchased intangibles to a fair value of $1,860,000 at November 30, 2009.  These assets were subject to revaluation pursuant to a reconsideration event which also drove the restructuring of PDSG initiated in October 2009.  The impairment is primarily attributable to management’s current assessment of reduced revenue and resultant cash flow projections as compared to what previously had been the expectations for the business.

PTSC

During the six months ended November 30, 2008, we recognized maintenance fee revenues totaling approximately $12,500 in connection with an agreement with AMD Corporation during the 2005 fiscal year. The agreement called for maintenance fees totaling $100,000 connected with a license agreement for our Ignite technology; the license fee revenue is being recognized as revenue evenly over the four year period of the license.

In addition during the six months ended November 30, 2008, we recorded sales of approximately $33,000, from the sale of microprocessor chips that we no longer market. Inventory associated with the sales of these microprocessor chips is carried at zero value.  Our final sales of microprocessor chips occurred during the quarter ended August 31, 2008.

Consolidated

Our revenues decreased from approximately $3,234,000 for the six months ended November 30, 2008 to approximately $163,000 for the six months ended November 30, 2009, primarily due to the deconsolidation of Holocom. Our revenue amounts do not include income of approximately $6,873,000 and $3,494,000, respectively, for the six months ended November 30, 2008 and 2009, respectively, from our investment in PDS and losses of approximately $204,000 and $22,000, respectively, for the six months ended November 30, 2008 and 2009, respectively, from our investment in Talis.

Consolidated:

	Six months ended
	November 30, 2009	November 30, 2008
Research and development	$854,754	$151,874

PDSG

We acquired PDSG in a series of transactions in the second, third and fourth quarters of fiscal 2009.  Research and development costs consist of PDSG’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of PDSG’s software product.  For the six months ended November 30, 2009 and 2008, approximately $4,500 and $400 of non-cash compensation was recorded in connection with vesting of employee stock options.  The increase in expenses for the six months ended November 30, 2009 is primarily due to the acquisition of the Vigilys employees in March 2009, the development agreement with Avot and the use of outside contractors to assist with the development of CDX 4 and the fact that the November 30, 2008 amount of approximately $152,000 represents costs from the period September 1, 2008 to November 30, 2008.

Consolidated:

	Six months ended
	November 30, 2009	November 30, 2008
Selling, general and administrative	$3,938,825	$4,108,259

Segment Results:

	Six months ended
	November 30, 2009	November 30, 2008
Holocom:
Selling, general and administrative	$-	$1,185,266
PDSG:
Selling, general and administrative	$1,876,132	$637,825
PTSC:
Selling, general and administrative	$2,062,693	$2,285,168

Holocom

During the six months ended November 30, 2008, we recorded selling, general and administrative expenses amounting to approximately $1,185,000 by our then consolidated variable interest entity, Holocom.  Due to a re-consideration event we deconsolidated Holocom in May 2009 (see Note 12).

PDSG

We acquired PDSG in a series of transactions in the second, third and fourth quarters of fiscal 2009.  Selling, general and administrative expenses of approximately $638,000 for the six months ended November 30, 2008 represent costs from September 1, 2008 to November 30, 2008 as compared to approximately $1,876,000 for the six months ended November 30, 2009.  Increases are primarily due to an increase in payroll and related costs of approximately $692,000 resulting from the acquisition of Iameter and Vigilys after November 30, 2008, severance payments of approximately $101,000 due to restructuring, approximately $112,000 in marketing costs and approximately $73,000 in rent expense due to the space required for the Iameter and Vigilys acquisitions after November 30, 2008.  For the six months ended November 30, 2009 and 2008, approximately $25,700 and $15,570 of non-cash compensation was recorded in connection with vesting of employee stock options.

PTSC

Selling, general and administrative expenses decreased from approximately $2,285,000 for the six months ended November 30, 2008 to approximately $2,063,000 for the six months ended November 30, 2009.  The decrease consisted of approximately $20,000 in legal and accounting expense, approximately $128,000 in public and investor relations expenses and $34,000 in travel and related expenses.  These decreases were offset by increases in salaries and related expenses of  approximately $94,000 and approximately $46,000  in consulting expenses.  For the six months ended November 30, 2009, approximately $125,000 of non-cash compensation was recorded in connection with vesting of employee stock options as compared to approximately $250,000 for the six months ended November 30, 2008.

Consolidated

Selling, general and administrative expenses decreased from approximately $4,108,000 for the six months ended November 30, 2008 to approximately $3,939,000 for the six months ended November 30, 2009, primarily due to the deconsolidation of Holocom which was offset by a full six months of PDSG expenses in the current fiscal year.

Consolidated:
	Six months ended
	November 30, 2009	November 30, 2008
Other income (expense):
Interest and other income	$68,774	$257,593
Impairment of investment in affiliated companies	(1,113,625)	-
Interest expense	(40,269)	(20,762)
Equity in earnings of affiliated companies	3,472,360	6,668,509
Total other income, net	$2,387,240	$6,905,340

Segment Results:
	Six months ended
	November 30, 2009	November 30, 2008
Holocom:
Interest and other income	$-	$2,968
Interest expense	-	(2,574)
Total other income, net	$-	$394
PDSG:
Interest and other income	$9,336	$3,003
Interest expense	-	(17)
Total other income, net	$9,336	$2,986
PTSC:
Interest and other income	$59,438	$251,622
Impairment of investment in affiliated companies	(1,113,625)	-
Interest expense	(40,269)	(18,171)
Equity in earnings of affiliated companies	3,472,360	6,668,509
Total other income, net	$2,377,904	$6,901,960

Consolidated

Our other income and expenses for the six months ended November 30, 2009 included equity in the income of PDS consisting of net income after expenses in the amount of approximately $3,494,000 and our share of loss in Talis of approximately $22,000.  For the six months ended November 30, 2008, our other income and expenses included our share of income in PDS of approximately $6,873,000 and our share of loss in Talis of approximately $204,000. The decrease in our share of PDS’ income for the six months ended November 30, 2009 as compared to our share of PDS’ income for the six months ended November 30, 2008 is due to the decrease in the amount of license revenues PDS received for the six months ended November 30, 2009 as compared to the six months ended November 30, 2008.  Our investments in PDS and Talis are accounted for in accordance with the equity method of accounting for investments. Total other income for the six months ended November 30, 2009 amounted to net other income of approximately $2,387,000 compared with net other income of approximately $6,905,000 for the six months ended November 30, 2008. Interest income and other income decreased from approximately $258,000 for the six months ended November 30, 2008 to approximately $69,000 for the six months ended November 30, 2009 due to declines in interest rates for our cash, cash equivalents and long term investment accounts.  For the six months ended November 30, 2009, we recorded an impairment of our investments in Talis of approximately $680,000 and Avot of approximately $433,000.

During the six months ended November 30, 2009 we recorded a benefit for income taxes of approximately $2,623,000 and during the six months ended November 30, 2008, we recorded a provision for income taxes of approximately $1,748,000 related to federal and California taxes.

We recorded a net loss for the six months ended November 30, 2009 of $4,731,700 compared with net income of $2,277,254 for the six months ended November 30, 2008.

Liquidity and Capital Resources

Liquidity

Our cash and short-term investment balances increased from approximately $6,265,000 as of May 31, 2009  to approximately $11,953,000 as of November 30, 2009. We also have restricted cash balances amounting to approximately $52,000 as of May 31, 2009 and $21,000 as of November 30, 2009. Total current assets increased from approximately $8,065,000 as of May 31, 2009 to approximately $13,075,000  as of November 30, 2009. Total current liabilities amounted to approximately $1,034,000 and approximately $835,000 as of May 31, 2009 and November 30, 2009, respectively. The change in our current position as of November 30, 2009 as compared with May 31, 2009 results in part from our receipt of approximately $6,728,000 in distributions from PDS and $3,250,000 of auction rate securities redemptions at par value.

During June 2008, we obtained a credit facility for as long as needed, which provides for financing up to 50% of the par value balance of our outstanding auction rate securities. The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee, and when drawn upon will bear interest at the federal funds rate plus 3%.  On October 14, 2008, we borrowed $3,000,000 on the credit facility.  The amount we can borrow against our collateral, currently $4,025,000, is limited by FINRA (see Note 13).

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

Cash shortfalls currently experienced by PDS and TPL, and continued negative cash flows incurred by PDSG, will have an adverse effect on our liquidity.  Accordingly, we are in the process of examining alternatives that could allow for the partnering or divestiture of PDSG.  If successful these measures may provide for a further reduction in expenses and cash use, or additionally in the event of divestiture, cash proceeds.  Currently, we have sufficient resources to fund our operations through at least the next twelve months.

Cash Flows From Operating Activities

Cash used in operating activities for the six months ended November 30, 2009 was approximately $4,395,000 as compared with cash used in operating activities for the six months ended November 30, 2008 of approximately $4,001,000. The principal components of the current period amount were: impairment of  investment in affiliated company of approximately $1,114,000, impairment of intangibles and goodwill of approximately $4,627,000 and amortization and depreciation of approximately $447,000.  These increases were offset by: net loss of approximately $4,732,000, equity in earnings of affiliates of approximately $3,472,000 and changes in deferred income taxes of approximately $2,930,000.  The change in results over the prior period is mainly attributable to the current period impairments, and the income in PDS for the six months ended November 30, 2009 being approximately half of the income provided by PDS during the six months ended November 30, 2008.

Cash Flows From Investing Activities

Cash provided by investing activities was approximately $9,801,000 and $3,015,000 for the six months ended November 30, 2009 and 2008, respectively. While we experienced a decrease in distributions received from PDS for the six months ended November 30, 2009 as compared to the six months ended November 30, 2008, the increase in cash provided by investing activities was mainly attributable to the redemption of our auction rate securities at a par value of $3,250,000 and a decrease in investments in affiliated companies.  Cash used during the six months ended November 30, 2009 included approximately $70,000 in purchases of fixed assets, approximately $33,000 in purchases of Talis membership units, approximately $55,000 in note receivable advances to Avot and a $80,000 capital contribution to PDS.

Cash Flows From Financing Activities

Cash used in financing activities for the six months ended November 30, 2009 was approximately $40,000 as compared to cash provided by financing activities for the six months ended November 30, 2008 of approximately $2,055,000.  For the six months ended November 30, 2009, cash of approximately $40,000 was used to purchase common stock for treasury.  In the six months ended November 30, 2008 we received proceeds from our note with Wedbush, these proceeds were offset by approximately $1,029,000 used to purchase common stock for treasury to provide cash from financing activities of approximately $2,000,000.

Capital Resources

Our current resources as of November 30, 2009 are expected to provide the funds necessary to support our operations through at least the next twelve months.

Contractual Obligations and Commitments

In September 2009, we entered into an agreement with Avot in which Avot will develop a software package for PDSG’s Vigilys product.  Terms of the agreement require PDSG to pay Avot four milestone payments of $50,000 each on September 1, October 1, November 1 and December 1, 2009.  In connection with the agreement, Avot issued us 1,000,000 warrants to purchase shares of Avot’s common stock ,with an exercise price of $0.05 per share and a 36 month exercise period.  The warrants were issued in four 250,000 installments consistent with the milestone payments.  On December 22, 2009, PDSG paid Avot the final $50,000 pursuant to terms of the agreement.

By the terms of his employment contract our CFO, who also currently serves as our interim CEO, is eligible to earn an annual bonus equivalent to 50% of his base salary.  In connection with management’s restructuring plan on October 5, 2009, our Compensation Committee determined that this bonus would be payable at the end of the interim period.  The projected liability for such bonus is $145,875.
In connection with management’s restructuring plan, On October 7, 2009 we entered into a Separation Agreement with our former CEO which requires us to pay his base salary for the next seven months (through May 2010) in exchange for a general release of claims against us.  At November 30, 2009, the current balance of the liability is $116,254.

Recent Accounting Pronouncements

In June 2009, the FASB revised the authoritative guidance for the consolidation of variable interest entities.  The objective of this authoritative guidance is to improve financial reporting by enterprises involved with variable interest entities.  The revised authoritative guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  We expect to adopt this guidance on June 1, 2010 and have not determined the effect of the adoption on our consolidated financial statements.

In July 2009, the FASB revised the authoritative guidance relating to software revenue recognition to exclude all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. The revised authoritative guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year provided it has not previously issued financial statements for any period within that year. We expect to adopt this guidance on June 1, 2011 and have not determined the effect of the adoption on our consolidated financial statements.

In September 2009, the FASB revised the authoritative guidance for revenue arrangements with multiple deliverables.  This revised authoritative guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by  the company itself or other vendors. This revised authoritative guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This revised authoritative guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. Early adoption is permitted at the beginning of a company’s fiscal year. We expect to adopt this guidance on June 1, 2010 and have not determined the effect of the adoption on our consolidated financial statements.

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

We Are Dependent Upon A Joint Venture In Which Our Role Is Of A Passive Nature For Substantially All Of Our Income

In June 2005, we entered into a joint venture with TPL, pursuant to which TPL is responsible for the licensing and enforcement of our microprocessor patent portfolio. This joint venture has been the source of  substantially all of our income since June 2005. Therefore, in light of the absence of significant revenue from other sources, we should be regarded as entirely dependent on the success or failure of the licensing and prosecution efforts of TPL on behalf of the joint venture and the ability of TPL to obtain capital when necessary to fund its operations.  In December 2009 we provided operational funding by loaning TPL $950,000.

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

For our investment accounted for under the equity method (PDS), we record as part of other income or expense our share of the increase or decrease in the equity of this company in which we have invested. Our investment in Holocom is recorded at cost basis.  It is possible that, in the future, our relationships and/or our interests in or with this equity method investee and our cost basis investee could change. Such potential future changes could result in deconsolidation or consolidation of such entities, as the case may be, which could result in changes in our reported results.

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

A Significant Portion Of Our Investments Are Currently Illiquid, Which May Impact Our Acquisition Strategy And/Or Operating Results

Our long-term investment in marketable securities balance consists of auction rate securities with a par value of approximately $8 million as of the date of this filing, which at present are highly illiquid. In the event we need immediate access to these funds, we will not be able to sell these investments at par value. These instruments are expected to remain illiquid until a future auction of these investments is successful, buyers are found outside of the auction process, or they are redeemed by the issuing agencies. We have partially offset the consequences of this illiquidity by securing a line of credit collateralized by the auction rates securities; however the amount we can borrow against our collateral is limited by the Financial Industry Regulatory Authority (“FINRA”). In the event these securities are deemed to be permanently impaired, we will be required to take a charge to operations in recognition of this impairment.

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

Auction Rate Securities

Our exposure to market risk for changes in interest rates relates primarily to our auction rate securities.  During the fiscal year ended May 31, 2009, investment banks were reporting an inability to successfully obtain subscribers for high credit quality auction rate securities.  As of the date of this filing, we held such auction rate securities with a par value totaling $8 million that failed to sell at auction. During June 2009, September 2009 and December 2009, auction rate securities with a par value of $750,000, $2,500,000 and $350,000, respectively, were redeemed by the issuers at par value.  In the event we need to access funds invested in these auction rate securities we will not be able to liquidate these securities until a future auction of these securities is successful, they are refinanced and redeemed by the issuers, or a buyer is found outside of the auction process.  The investments consist of student loan auction rate instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (“FFELP”).  These investments are of high credit quality and the AAA credit ratings of the investments have been reaffirmed since November 2009.  These instruments are collateralized in excess of the underlying obligations, are insured by the various state educational agencies, and are guaranteed by the Department of Education as an insurer of last resort.

At November 30, 2009, the fair value of our auction rate securities was estimated at $7.7 million based on a valuation by Houlihan Smith & Company, Inc.  We recorded the net temporary valuation adjustment of $391,366 in other comprehensive income, which represents the gross valuation adjustment of $656,122, net of the related tax benefit of $264,756.  We have concluded that the unrealized losses on these investments are temporary because (i) we believe that the decline in market value and absence of liquidity that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) we do not intend to sell our auction rate securities before we are able to recover our cost basis and it is more likely than not that we will not have to sell our auction rate securities before recovery of our cost basis.  Since this valuation adjustment is deemed to be temporary, it did not affect our earnings for the three and six months ended November 30, 2009 and 2008.

We are not currently able to predict how long these investments will remain illiquid, and as such, they have been classified as long-term investments in marketable securities in the accompanying consolidated balance sheets at November 30, 2009 and May 31, 2009.  The December 1, 2009 auction rate securities redeemed at par value have been classified as short term investments in marketable securities at November 30, 2009.

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

During June 2008, we obtained a credit facility which provides for financing up to 50% of the par value balance of our outstanding auction rate securities. The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee, and when drawn upon will bear interest at the federal funds rate plus 3%.  On October 14, 2008 we drew $3,000,000 on the credit facility.

Item 4. Controls and Procedures

Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of November 30, 2009, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of November 30, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Crossflo Systems, Inc. Litigation

Under the terms of our Agreement and Plan of Merger (the "Merger Agreement") with Crossflo, and certain of its principal officers, an escrow account was established to hold back approximately 10% of the merger consideration payable to the shareholders of Crossflo (the "Escrow Merger Consideration").  We contend that certain representations and warranties made by Crossflo and certain of its principal officers in the Merger Agreement were false when made, and were false as of the closing of the merger.  We submitted a demand to the escrow agent on August 31, 2009 not to release the Escrow Merger Consideration to the Crossflo shareholders and to instead return it to us.  A sufficient number of Crossflo shareholders have opposed our demand that the escrow consideration has not been released to either side.

On August 31, 2009, we initiated an arbitration proceeding before the American Arbitration Association against the three Crossflo principal officers who were signatories to the Merger Agreement for having provided false representations and warranties in the Merger Agreement and for nondisclosure of information about Crossflo during the due diligence process leading up to the merger.  Those three principal officers deny our claims.  An arbitration date has not yet been set.

Item 1A. Risk Factors

Please see Part I, Item 2, above, for our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2006, our Board of Directors authorized a stock repurchase program.  We commenced the program in July 2006 and plan to repurchase outstanding shares of our common stock on the open market from time to time.  As part of the program, we purchased 154,531 shares of our common stock at an aggregate cost of $34,722 during the three months ended November 30, 2009.

Following is a summary of all repurchases by us of our common stock during the three month period ended November 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs

September 1 – 30, 2009	-	$-	-
October 1 – 31, 2009	-	$-	-
November 1 – 30, 2009	154,531	$0.22	154,531
Total	154,531	$0.22	154,531

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

DATED: January 11, 2010	PATRIOT SCIENTIFIC CORPORATION /S/ CLIFFORD L. FLOWERS
Clifford L. Flowers Chief Financial Officer (Duly Authorized and Principal Financial Officer)