Form 10-Q
period 2010-02-28
PATRIOT SCIENTIFIC CORP
filed 2010-04-09
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer (do not check if smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On April 5, 2010, 409,283,580 shares of common stock, par value $0.00001 per share, were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of February 28, 2010 (unaudited) and May 31, 2009	3
Condensed consolidated Statements of Operations for the three and nine months ended February 28, 2010 and February 28, 2009 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the nine months ended February 28, 2010 and February 28, 2009 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	7-39
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40-57
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	57-58
ITEM 4. Controls and Procedures	58-59

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	59
ITEM 1A. Risk Factors	59
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	59-60
ITEM 3. Defaults Upon Senior Securities	60
ITEM 4. Removed and Reserved	60
ITEM 5. Other Information	60-61
ITEM 6. Exhibits	62

SIGNATURES	63

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation
Condensed Consolidated Balance Sheets

	February 28, 2010	May 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$8,549,041	$6,206,868
Restricted cash and cash equivalents	20,680	52,163
Marketable securities	9,611	58,292
Accounts receivable	211,055	168,402
Accounts receivable - affiliated company	2,043	5,467
Notes receivable, net	1,658,049	447,810
Work-in-process	-	27,279
Prepaid income taxes	511,573	506,526
Current portion of deferred tax assets	897,301	285,472
Prepaid expenses and other current assets	95,262	306,457
Total current assets	11,954,615	8,064,736

Marketable securities	7,391,031	10,598,389
Property and equipment, net	46,167	85,475
Goodwill	642,981	1,739,249
Other intangible assets, net	1,791,111	5,803,639
Deferred tax assets, net of current portion	5,691,285	2,843,677
Other assets	41,045	51,507
Investments in affiliated companies	519,385	4,540,280
Total assets	$28,077,620	$33,726,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161,984	$414,843
Accrued expenses and other	396,171	593,330
Deferred revenue	145,517	26,311
Total current liabilities	703,672	1,034,484

Long term debt, including accrued interest	3,101,634	3,041,577
Total liabilities	3,805,306	4,076,061

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,167,618 shares issued and 409,396,676 shares outstanding at February 28, 2010; 438,067,618 shares issued and 410,354,054 shares outstanding at May 31, 2009	4,381	4,380
Additional paid-in capital	77,229,054	77,008,332
Accumulated deficit	(38,551,819)	(32,881,848)
Common stock held in treasury, at cost – 28,770,942 shares and 27,713,564 shares at February 28, 2010 and May 31, 2009, respectively	(14,016,223)	(13,850,659)
Accumulated other comprehensive loss	(393,079)	(629,314)
Total stockholders’ equity	24,272,314	29,650,891
Total liabilities and stockholders’ equity	$28,077,620	$33,726,952

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009
Revenues:
Product sales and other	$-	$1,193,378	$-	$4,168,932
License and service revenue	183,474	216,823	346,925	475,177
Total revenues	183,474	1,410,201	346,925	4,644,109

Cost of sales:
Product sales and other	-	534,555	-	1,819,172
License and service revenue	19,915	89,195	92,102	254,335
Amortization of purchased intangibles	68,889	223,902	482,265	435,204
Impairment of purchased intangibles	-	-	3,530,263	-
Total cost of sales	88,804	847,652	4,104,630	2,508,711
Gross profit (loss)	94,670	562,549	(3,757,705)	2,135,398

Operating expenses:
Research and development	361,742	117,781	1,216,496	269,655
Selling, general and administrative	1,254,359	2,088,100	5,193,184	6,196,360
Impairment of goodwill	-	-	1,096,268	-
Total operating expenses	1,616,101	2,205,881	7,505,948	6,466,015
Operating loss	(1,521,431)	(1,643,332)	(11,263,653)	(4,330,617)

Other income (expense):
Interest and other income	50,396	63,257	119,170	320,850
Interest expense	(19,788)	(27,396)	(60,057)	(48,158)
Gain on sale of Verras Medical, Inc. assets	182,397	-	182,397	-
Reserve for loan loss	(1,013,151)	-	(1,013,151)	-
Impairment of investment in affiliated companies	-	-	(1,113,625)	-
Equity in earnings (loss) of affiliated companies, net	385,697	(921,883)	3,858,057	5,746,626
Total other income (expense), net	(414,449)	(886,022)	1,972,791	6,019,318

Income (loss) before income taxes	(1,935,880)	(2,529,354)	(9,290,862)	1,688,701

Provision (benefit) for income taxes	(997,609)	(1,111,374)	(3,620,891)	636,505

Net income (loss)	(938,271)	(1,417,980)	(5,669,971)	1,052,196

Less: income attributable to noncontrolling interest	-	71,367	-	264,290

Net income (loss) attributable to PTSC	$(938,271)	$(1,489,347)	$(5,669,971)	$787,906

Basic income (loss) per common share	$-	$-	$(0.01)	$-

Diluted income (loss) per common share	$-	$-	$(0.01)	$-

Weighted average number of common shares outstanding-basic	407,006,768	408,030,851	407,308,729	401,578,784

Weighted average number of common shares outstanding-diluted	407,006,768	408,030,851	407,308,729	404,026,257

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	February 28, 2010	February 28, 2009

Operating activities:
Net income (loss)	$(5,669,971)	$787,906
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Noncontrolling interest in variable interest entity	-	264,290
Impairment of intangibles	3,530,263	-
Impairment of goodwill	1,096,268	-
Amortization and depreciation	526,426	486,015
Share-based compensation relating to issuance of stock options and vesting of warrants	213,273	324,380
Accrued interest income added to investments and notes receivable	(31,050)	(8,287)
Equity in earnings of affiliated companies	(3,858,057)	(5,746,626)
Impairment of investment in affiliated companies	1,113,625	-
Gain on sale of Verras Medical, Inc. assets	(182,397)	-
Loss on sale of assets	965	1,733
Write-off of patent costs	-	21,527
Deferred income taxes	(3,615,844)	(1,762,371)
Reserve for loan loss	1,013,151	-
Changes in operating assets and liabilities:
Accounts receivable	(43,405)	(144,377)
Receivable from affiliated company	3,424	(2,400)
Inventory	-	(593,660)
Work-in-process	27,279	(84,784)
Prepaid expenses and other current assets	221,657	74,893
Prepaid income taxes	(5,047)	222,311
Accounts payable and accrued expenses	(389,961)	(182,544)
Deferred revenue	119,206	52,055
Income taxes payable	-	1,027,213
Net cash used in operating activities	(5,930,195)	(5,262,726)

Investing activities:
Proceeds from sales of marketable securities	3,648,681	1,582,287
Purchases of marketable securities	-	(102,629)
Proceeds from sale of restricted investments	31,643	-
Purchases of property and equipment	(72,669)	(23,681)
Issuance of notes receivable	(2,005,000)	(133,000)
Proceeds on sale of Verras Medical, Inc. assets	62,500	-
Cash received from repayment of note receivable	-	50,243
Purchases of convertible notes receivable	-	(667,750)
Investments in affiliated companies	(612,500)	(1,546,500)
Distributions from affiliated company	7,377,827	7,648,589
Cash paid in purchase acquisition, net of cash acquired	-	(2,677,105)
Net cash provided by investing activities	8,430,482	4,130,454

Financing activities:
Proceeds from exercise of common stock warrants and options	7,450	5,000
Payments on note payable	-	(416,393)
Issuance of notes payable	-	3,250,000
Repurchase of common stock for treasury	(165,564)	(1,095,944)
Tax effect of exercise of options granted prior to fair value reporting	-	4,482
Net cash provided by (used in) financing activities	(158,114)	1,747,145

Net increase in cash and cash equivalents	2,342,173	614,873
Cash and cash equivalents, beginning of period	6,206,868	6,424,015
Cash and cash equivalents, end of period	$8,549,041	$7,038,888

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$-	$48,158
Cash payments for income taxes	$-	$1,143,785

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	February 28, 2010	February 28, 2009

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of note receivable to preferred stock – Avot Media, Inc.	$-	$250,000
Insurance premium financed with a note payable	$-	$210,888
Unrealized recovery on investments in marketable securities charged to other comprehensive income adjusted for deferred tax benefit	$236,235	$568,499
Conversion of notes receivable plus accrued interest in connection with Crossflo Systems, Inc. acquisition	$-	$824,600
Common stock issued in connection with Crossflo Systems, Inc. acquisition	$-	$6,582,214
Conversion of note receivable plus accrued interest in connection with Verras Medical, Inc. acquisition	$-	$33,154

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented.  Operating results for the nine month period ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.  We have evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Reclassifications

We have reclassified our loss on fixed assets as presented in the Other income (expense) section of our 2009 financial statements to selling, general and administrative expenses.  Such reclassifications have no impact on our financial position or results of operations.

Basis of Consolidation

The condensed consolidated balance sheet at February 28, 2010 includes our accounts and those of our wholly owned subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes our acquisitions of Crossflo Systems, Inc., the business line Vigilys and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.  In January 2010, we sold the assets of Verras Medical, Inc.

The condensed consolidated balance sheet at May 31, 2009 and the condensed consolidated statements of operations for the three and nine months ended February 28, 2010 include our accounts and those of our wholly owned subsidiary PDSG which includes Crossflo Systems, Inc., the assets of Verras Medical, Inc. (until January 2010), and the business line Vigilys and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated. Noncontrolling interest (previously shown as minority interest) are reported below net income (loss) under the heading “Income attributable to noncontrolling interests” in the condensed consolidated statements of operations.  In January 2010, we sold the assets of Verras Medical, Inc.  The operating results of Verras Medical from June 2009 through the date of sale are included in the three and nine months ended February 28, 2010 results.

The condensed consolidated statements of operations for the three and nine months ended February 28, 2009 include our accounts and those of our wholly owned subsidiary Crossflo which is now part of PDSG, our majority owned inactive subsidiary Plasma Scientific Corporation and the variable interest entity (“VIE”) for which we were the primary beneficiary.  During September 2008, we dissolved our majority owned inactive subsidiary, Metacomp, Inc. All significant intercompany accounts and transactions have been eliminated.  Noncontrolling interest (previously shown as minority interest) are reported below net income (loss) under the heading “Income attributable to noncontrolling interests” in the condensed consolidated statements of operations.

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

Investments in Affiliated Companies

We have a 50% interest in Phoenix Digital Solutions, LLC (“PDS”) (see Note 11). This investment is accounted for using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is presented in the condensed consolidated statements of operations in the caption “Equity in earnings (loss) of affiliated companies, net.”

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

We had a 39.4% interest in Talis Data Systems, LLC (“Talis”) (see Note 11).  Prior to the write-off of our investment in Talis during the quarter ended August 31, 2009, we were accounting for our investment using the equity method of accounting.  Under the equity method of accounting, the investment, originally recorded at cost, was adjusted to recognize our share of net earnings or losses of the investee and was presented in the condensed consolidated statements of operations in the caption “Equity in earnings (loss) of affiliated companies, net.”  Talis has been dissolved.

We owned 37.1% of the preferred stock of Avot Media, Inc. (“Avot”) (see Note 11).  Prior to the write-off of our investment in Avot during the quarter ended November 30, 2009, we were accounting for our investment at cost since we did not have the ability to exercise significant influence over the operating and financial policies of Avot.  During March 2010, Avot sold substantially all of its assets and we collected our note receivable and accrued interest (see Note 17).

We own 100% of the preferred stock of Holocom.  This investment has historically been accounted for at cost since we do not have the ability to exercise significant influence over the operating and financial policies of Holocom. Due to a re-consideration event on May 1, 2009 (see Note 12), this investment is carried at cost plus the effects of deconsolidation of this variable interest entity on our condensed consolidated balance sheet since such date.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses which are excluded from the condensed consolidated statements of operations.  For the nine months ended February 28, 2010, this amount included unrealized losses on investments classified as available-for-sale.  The amount is presented net of tax-related benefits of $156,407.

Revenue Recognition

Historically, we recognized revenue from the sale of our microprocessor chips upon shipment to the customer, at which time title transferred and we had no further obligations.  We discontinued the sale of our microprocessor chips during the first quarter of fiscal 2009.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

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

As a result of our net loss for the three and nine months ended February 28, 2010, we have excluded certain equity-based instruments from the diluted loss per share calculation as their inclusion would have had an anti-dilutive effect. Had we reported net income for these periods, an additional 2.9 million and 3.1 million shares of common stock would have been included in the number of shares used to calculate diluted earnings per share in each of the three and nine months ended February 28, 2010, respectively. Options and warrants in the amount of 6.1 million shares of common stock were excluded from the computation of diluted shares for the three and nine months ended February 28, 2010, as their inclusion would have had an anti-dilutive effect.

As a result of our net loss for the three months ended February 28, 2009, we have excluded certain equity-based instruments from the diluted loss per share calculation as their inclusion would have had an anti-dilutive effect. Had we reported net income for this period, an additional 3.1 million shares of common stock would have been included in the number of shares used to calculate diluted earnings per share for the three months ended February 28, 2009. Options and warrants in the amount of 10.5 million shares and 9 million shares of common stock were excluded from the computation of diluted shares for the three and nine months ended February 28, 2009, respectively, as their inclusion would have had an anti-dilutive effect.

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

The following presents a reconciliation of the denominator used in the earnings per share calculation for the nine months ended February 28, 2009:

Denominator shares	401,578,784
Effect of dilutive securities:
Options and warrants	582,313
Add: escrow shares	1,865,160
Total	404,026,257

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Noncontrolling Interest

In fiscal 2010, we adopted authoritative guidance which requires us to present noncontrolling interest (previously shown as minority interest) in our condensed consolidated financial statements under the heading “Income attributable to noncontrolling interest” instead of separately presented as a reduction to net income.  Such noncontrolling interest resulted from the accounting for the acquisition of a noncontrolling interest in Holocom. Noncontrolling interest represents a partially owned subsidiary’s income, losses, and components of other comprehensive income (loss) which should be attributed to the controlling and noncontrolling interests or other parties with a right or obligation that affects the attribution of comprehensive income or loss, on the basis of their contractual rights or obligations, if any, otherwise, on the basis of ownership interests.

For the three and nine months ended February 28, 2009, the noncontrolling interest allocated $71,367 and $264,290, respectively, represented the entire amount of Holocom’s net income after taxes on a consolidated basis.

Stock-Based Compensation

Stock-based compensation expense recognized during the period is based on the grant date fair value of the portion of share-based payment awards ultimately expected to vest during the period.  As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and nine months ended February 28, 2010 of approximately  5% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated expected term of option grants for the three and nine months ended February 28, 2010 was five years.

Summary of Assumptions and Activity

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three and nine months ended February 28, 2010 is based on the historical volatilities of our common stock.  These factors could change  in the future, affecting the determination of stock-based compensation expense in future periods.

	Three Months Ended February 28, 2010 (Unaudited)		Nine Months Ended February 28, 2010 (Unaudited)		Three Months Ended February 28, 2009 (Unaudited)		Nine Months Ended February 28, 2009 (Unaudited)

Expected term	5	years	5	years	5	years	5	years
Expected volatility	116%		116-117%		120-125%		120-125%
Risk-free interest rate	2.14%		2.14–2.55%		1.67-1.75%		1.67–3.23%

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation (continued)

A summary of option activity as of February 28, 2010 and changes during the nine months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2009	10,210,000	$0.39
Options granted	670,000	$0.18
Options exercised	(100,000)	$0.07
Options forfeited	(4,979,061)	$0.33
Options outstanding at February 28, 2010	5,800,939	$0.42	2.18	$20,009
Options vested and expected to vest at February 28, 2010	5,764,455	$0.42	2.17	$20,009
Options exercisable at February 28, 2010	5,071,259	$0.45	1.91	$7,609

The weighted average grant date fair value of options granted during the nine months ended February 28, 2010 and 2009 was $0.15 and $0.16 per option, respectively.  The total intrinsic value of options exercised during the nine months ended February 28, 2010 and 2009, was $9,550 and $11,000, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.16 per share on February 28, 2010) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.16) on February 28, 2010.

As of February 28, 2010, there was $83,644 of total unrecognized compensation cost, net of forfeitures, related to employee stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next 39 months.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation (continued)

The following table summarizes employee and director stock-based compensation expense for Patriot and employee stock-based compensation for PDSG for the three and nine months ended February 28, 2010 and 2009, which was recorded as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	February 28, 2010	February 28, 2010	February28, 2009	February 28, 2009
Research and development - PDSG	$14,061	$18,609	$397	$774
Selling, general and administrative expense - PDSG	18,800	44,476	16,189	31,759
Selling, general and administrative expense - Patriot	31,628	156,263	34,659	281,866
Total	$64,489	$219,348	$51,245	$314,399

During the three and nine months ended February 28, 2009, Holocom recognized $(8,283) and $5,129, respectively, of employee, consultant and director stock-based compensation expense.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for the consolidation of variable interest entities.  The objective of this authoritative guidance is to improve financial reporting by enterprises involved with variable interest entities.  The revised authoritative guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  We will adopt this guidance on June 1, 2010 and have not determined the effect of the adoption on our consolidated financial statements.

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

In September 2009, the FASB revised the authoritative guidance for revenue arrangements with multiple deliverables.  This revised authoritative guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by  the company itself or other vendors. This revised authoritative guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements (continued)

revenue on transactions that involve multiple deliverables earlier than under current requirements. This revised authoritative guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. Early adoption is permitted at the beginning of a company’s fiscal year. We will adopt this guidance on June 1, 2010 and have not determined the effect of the adoption on our consolidated financial statements.

In January 2010, the FASB revised the authoritative guidance for fair value measurements and disclosures.  This revised authoritative guidance requires companies to: disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements, describe the reasons for the transfers and in the reconciliation for Level 3 fair value measurements companies are to present separately information about purchases, sales, issuances, and settlements on a gross basis.  The revised authoritative guidance for Level 1 and 2 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2009 and the revised authoritative guidance for Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years with early application permitted.  We adopted this guidance on February 28, 2010.  The  adoption did not have an effect on our consolidated financial statements.

On February 24, 2010, the FASB revised the authoritative guidance for subsequent events recognition and disclosure requirements. Among the various amendments, the FASB eliminated the requirement for companies who are SEC filers to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  The revised authoritative guidance is effective upon issuance.  We adopted this guidance on February 24, 2010.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Acquisitions (continued)

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

None of our acquired intangible assets were assigned to research and development assets.  The acquired intangible assets of $6,071,400 had a weighted-average useful life of approximately 8 years.  The intangible assets that made up that amount included customer contracts of $63,600 (0.75 year weighted-average useful life), maintenance agreements of $75,400 (4 year weighted-average useful life) and technologies and processes of $5,932,400 (8 year weighted-average useful life).  During the quarter ended November 30, 2009 intangibles were impaired and the fair value of Crossflo’s technology was reduced to $1,860,000 (see Note 3).

Goodwill in the amount of $1,668,630 was assigned to the Crossflo segment.  This amount is not deductible for income tax purposes.  During the fiscal year ended May 31, 2009 goodwill was impaired by approximately $236,000.  During the quarter ended November 30, 2009 goodwill was impaired by approximately $790,000 (see Note 3).

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
$2,473,853

The terms of the merger agreement provided that additional purchase consideration of 2,844,630 shares of  our common stock (“Escrow Shares”) be deposited with a third party escrow agent.  Per the Escrow Agreement, one year following the closing date, the Escrow Shares shall be disbursed as follows: first to Patriot to cover transaction expenses incurred in excess of estimated transaction expenses at closing and for damages incurred as a result of any breach of Crossflo’s representations, warranties and covenants made at closing; next to the former stockholders of Crossflo in accordance with terms of the Escrow Agreement; and lastly any shares remaining in the account shall be returned to Patriot.  In the event that there is not an adequate number of shares remaining in the escrow account one year from closing to satisfy distribution to Crossflo stockholders in accordance with the terms of the Escrow Agreement, Patriot is required to make up any difference in cash.  Please see Note 15 for the status of the escrow shares.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Acquisitions (continued)

Nine Months Ended
February 28, 2009
Revenue	$4,869,733
Net loss	$(113,414)
Earnings per common share—basic	$-
Earnings per common share—diluted	$-

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Acquisitions (continued)

Pursuant to the purchase agreement, Crossflo paid Verras $80,288 on December 3, 2008, and the remaining $400,000 was paid in four equal installments on the three, six, nine and twelve month anniversaries of the closing date.

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

During the quarter ended November 30, 2009, the intangible assets and goodwill of Verras were written-off through impairment charges (see Note 3).

On January 25, 2010, the assets of Verras were sold for $250,000 and we recognized a $182,397 gain upon disposal.  At closing we received $62,500 and a non-interest bearing promissory note for $187,500.  Terms of the note require payment on each of the three, six and nine month anniversaries of the closing date.  Due to the immaterial nature of Verras, we have not separately disclosed the disposal as discontinued operations in our condensed consolidated statements of operations for the three and nine months ended February 28, 2010.

Sale of Verras assets and resulting gain:
Sales proceeds	$250,000
Assets sold:
Trade accounts receivable	752
Fixed assets	66,851
Total value of assets sold	67,603
Gain	$182,397

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Acquisitions (continued)

The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management.  The fair values of the customer relationships, trademarks/names and technology were determined using an income approach.

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

The following tables present details of our other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations and asset purchases:

	Estimated				Net Carrying Value
	Life in	Allocated	Accumulated		February 28,
	Years	Value	Amortization	Impairment	2010
Customer contracts–open orders	0.75	$63,600	$(63,600)	$-	$-
Customer relationships	5	65,000	(11,064)	(53,936)	-
Maintenance agreements	4	75,400	(23,565)	(51,835)	-
Trademarks/names	10	124,500	(11,972)	(112,528)	-
Technologies and processes	5–8	6,136,900	(1,033,825)	(3,311,964)	1,791,111
		$6,465,400	$(1,144,026)	$(3,530,263)	$1,791,111

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Goodwill and Other Intangible Assets (continued)

	Estimated	Allocated	Accumulated	Net Carrying Value
	Life in Years	Value	Amortization	May 31, 2009
Customer contracts – open orders	0.75	$63,600	$(63,600)	$-
Customer relationships	5.00	65,000	(4,566)	60,434
Maintenance agreements	4.00	75,400	(14,139)	61,261
Trademarks/names	10.00	124,500	(5,744)	118,756
Technologies and processes	5.00–8.00	6,136,900	(573,712)	5,563,188
		$6,465,400	$(661,761)	$5,803,639

We have included the amortization expense and related impairment charges on intangible assets that relate to products sold in cost of sales.  We have included amortization expense associated with Holocom’s patents in selling, general and administrative expense on our condensed consolidated statement of operations for the three and nine months ended February 28, 2009.

The amortization expense related to intangible assets was as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	February 28, 2010	February 28, 2010	February 28, 2009	February 28, 2009
Amortization of intangible assets included in:
Cost of sales	$68,889	$482,265	$223,902	$435,204
Selling, general and administrative expense	-	-	759	2,277
Total	$68,889	$482,265	$224,661	$437,481

At February 28, 2010 the estimated future amortization expense of intangible assets is estimated to be as follows:

Year
2010 (remaining three months)	$68,889
2011	275,556
2012	275,556
2013	275,556
2014	275,556
Thereafter	619,998
Total expected future amortization	$1,791,111

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Goodwill and Other Intangible Assets (continued)

Changes in the net carrying amount of goodwill are as follows:

Balance, June 1, 2008	$-
Goodwill of Crossflo acquired	1,668,630
Goodwill of Verras acquired	196,512
Goodwill of Vigilys acquired	110,004
Impairment of Crossflo goodwill	(235,897)
Balance, May 31, 2009	1,739,249
Impairment of Verras goodwill	(196,512)
Impairment of Vigilys goodwill	(110,004)
Impairment of Crossflo goodwill	(789,752)
Balance February 28, 2010	$642,981

The inability of PDSG to meet its business plan and the general economic environment were indicators of potential impairment on our goodwill and intangible assets, accordingly at May 31, 2009, it was determined that goodwill was impaired by approximately $236,000.  We recorded this as an impairment of goodwill on our consolidated statement of income for the fiscal year ended May 31, 2009.

Management’s plan of restructuring on October 5, 2009 and the continuing inability of PDSG to meet its business plan were indicators of potential impairment on our goodwill and intangible assets. Accordingly, at November 30, 2009, it was determined that goodwill was impaired by approximately $1,096,000 and intangibles were impaired by approximately $3,530,000.  We recorded these as impairments of goodwill and purchased intangibles on our condensed consolidated statements of operations for the nine months ended February 28, 2010.

4. Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash and cash equivalents at February 28, 2010 consist of a savings account required to be held  as collateral for our corporate credit card account.

Restricted cash and cash equivalents at May 31, 2009 consist of two savings accounts required to be held as collateral for corporate credit card accounts.

At February 28, 2010 our short-term investments in the amount of $9,611 consists of accrued interest receivable on our auction rate securities receivable semi-annually according to the terms specified in each auction rate security instrument.  This value is reported at cost, which approximates fair market value.

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

The following table represents our financial instruments subject to fair value measurement and the valuation approach applied to each class of security:

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance as of February 28, 2010
Auction rate securities	$—	$—	$7,391,031	$7,391,031

The valuation of these securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by Houlihan Smith & Company, Inc.  As a result of the estimated fair value, we have determined that there is a temporary impairment in the valuation of these securities of $658,969.  We have recorded an unrealized loss of $393,079 in accumulated other comprehensive loss at February 28, 2010, which represents the gross valuation adjustment of $658,969, net of the related tax benefit of $265,890. These securities are classified as “available-for-sale” and the unrealized loss is included in other comprehensive income in the current period. Due to the uncertainty related to the liquidity in the auction rate security market, we have classified $7,391,031 of these auction rate securities as long-term assets on the condensed consolidated balance sheet at February 28, 2010.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value Measurements (continued)

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type:

(Unaudited)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities	Total
Beginning balance, May 31, 2009	$11,650,000	$11,650,000
Transfers in to Level 3	—	—
Total realized/unrealized losses:	—	—
Included in earnings	—	—
Included in comprehensive income (loss)	(658,969)	(658,969)
Settlements	(3,600,000)	(3,600,000)
Ending balance, February 28, 2010	$7,391,031	$7,391,031

Total recovery of previously unrealized losses for the nine months ended February 28, 2010 included in other comprehensive loss attributable to the change in fair market value relating to assets still held at the reporting date	$392,642	$392,642

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. All unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other comprehensive loss.

6. Accounts Receivable

Trade accounts receivable consisted of the following:

	February 28, 2010	May 31, 2009
PTSC	$-	$1,708
PDSG	211,055	166,694
Total	$211,055	$168,402

No allowance for doubtful accounts was necessary at February 28, 2010 or May 31, 2009.

At February 28, 2010 and May 31, 2009, accounts receivable from our investee PDS was $2,043 and $5,467, respectively.  These balances represent reimbursements we submit to PDS for our legal and related costs incurred in various legal matters of which we are listed as co-defendant with Technology Properties Limited (“TPL”).

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

7. Notes Receivable

Avot Media, Inc.

On February 24, 2009, we received a promissory note receivable from Avot for principal of $100,000.  Interest at the rate of 8% accrued on the note until its maturity date of August 24, 2009.

On March 12, 2009, we entered into a secured revolving note receivable with Avot for $500,000.  The note bore interest at a rate of 8% and was due December 12, 2009. The note was secured by the assets of Avot.  Upon entering into the secured revolving loan note, the short term note we received from Avot on February 24, 2009 was cancelled and the principal amount of $100,000 was classified as an initial advance on the revolving loan note.  Under terms of the note, not more than one request for advances shall be made within a single month.  On March 13, 2009, April 1, 2009, May 11, 2009 and June 22, 2009, we advanced $115,000, $115,000, $115,000 and $55,000, respectively, to Avot under terms of the note.  On December 12, 2009,  December 30, 2009 and February 18, 2010 we granted Avot forbearances on the note which extended through March 5, 2010 to accommodate Avot during the solicitation of its business for a capital raise or sale which concluded with a March 2010 sale of substantially all of Avot’s assets and our collection of $503,111 on the note receivable principal and interest (see Note 17). At February 28, 2010 the balance of the note receivable was $503,111, including accrued interest receivable of $3,111.

At May 31, 2009, the balance of the note receivable was $447,810, including accrued interest receivable of $2,810 recognized during the year ended May 31, 2009.

Technology Properties Limited, LLC

On December 24, 2009, we entered into a secured note receivable with TPL for $950,000, intended to cover operating costs including the furtherance of MMP portfolio licensing, which is due and payable on or before July 12, 2010.  Terms of the note require interest payable at the rate of 10%.  The note is secured by TPL’s portion of its license receivable distribution currently accounted for as license fees receivable on the February 28, 2010 balance sheet of PDS (see Note 11).  At February 28, 2010 the balance of the note receivable was $967,438, including accrued interest receivable of $17,438.

On January 12, 2010, we entered into an unsecured note receivable with TPL for $1,000,000, intended to cover operating costs including the furtherance of MMP portfolio licensing, which was due and payable on or before February 28, 2010.  Terms of the note required interest payable at the rate of 10%.  As of the date of this filing, TPL is in default (see Note 17).  At February 28, 2010, the $1,013,151 balance of the note receivable including accrued interest, was fully reserved for.

Index for Clinical Excellence, Ltd.

On January 25, 2010, the assets of Verras were sold for $250,000.  At closing we received $62,500 and a non-interest bearing promissory note for $187,500 from Index for Clinical Excellence, Ltd.  Terms of the note require payment on each of the three, six and nine month anniversaries of the closing date.  Due to the nominal amount of the note and its short term duration interest income was not separately accounted for.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

8. Work-In-Process

Work-in-process at May 31, 2009 consists of $27,279 which represents the excess of recognized revenue  over invoices to customers on PDSG’s current contracts in progress.

At February 28, 2010 billings in excess of work-in-process was $23,490 which represents the excess of invoices to customers over recognized revenue on PDSG’s current contracts in progress.  We have recorded this amount as a component of accrued expenses and other on our condensed consolidated balance sheet at February 28, 2010.

9. Investments in Marketable Securities

The following tables show the cost, cumulative unrealized losses and fair value of our investments in marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at February 28, 2010 and May 31, 2009.  As stated in Note 5, the fair value of our  investments is based on valuations by Houlihan Smith & Company, Inc. at February 28, 2010 and May 31, 2009:

	As of February 28, 2010 Twelve Months or Greater
	Cost	Cumulative Unrealized Losses	Estimated Fair Value
Short-term
Accrued interest - auction rate securities	$9,611	$—	$9,611

Long-term
Auction rate securities	8,050,000	(658,969)	7,391,031
Total	$8,059,611	$(658,969)	$7,400,642

	As of May 31, 2009 Twelve Months or Greater
	Cost	Cumulative Unrealized Losses	Estimated Fair Value
Short-term
Accrued interest - auction rate securities	$58,292	$—	$58,292

Long-term
Auction rate securities	11,650,000	(1,051,611)	10,598,389
Total	$11,708,292	$(1,051,611)	$10,656,681

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Marketable Securities (continued)

Auction Rate Securities.  The unrealized losses on our auction rate securities are caused by the uncertainty that these securities will settle or that we may have to redeem them for less than par value in the event we need immediate access to these funds.  As of February 28, 2010 and May 31, 2009, we held auction rate securities with a par value totaling approximately $8 million and $11.7 million, respectively, that failed to sell at auction or be redeemed.  During June 2009, auction rate securities with a par value of $750,000 were redeemed by the issuers at par value.  In September 2009, auction rate securities with a par value of $2,500,000 were redeemed by the issuer at par value.  In December 2009, auction rate securities with a par value of $350,000 were redeemed by the issuers at par value. In the event we need to access funds invested in these auction rate securities we would not be able to liquidate these securities until (i) a future auction of these securities is successful, (ii) they are refinanced and redeemed by the issuers, or (iii) a buyer is found outside of the auction process.  The investments consist of student loan auction rate instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (“FFELP”).  These investments are of high credit quality and the AAA credit ratings of the investments have been reaffirmed since February 2010.  These instruments are collateralized in excess of the underlying obligations, are insured by the various state educational agencies, and are guaranteed by the Department of Education as an insurer of last resort.  We do not intend to sell our auction rate securities before we are able to recover our cost basis and it is more likely than not that we will not have to sell our auction rate securities before recovery of our cost basis.

Due to the uncertainty surrounding the timing of a market recovery, we have classified our auction rate securities as long-term investments in our condensed consolidated balance sheet as of February 28, 2010.  As a result of temporary declines in the fair value of our auction rate securities, which we attribute to liquidity issues rather than credit issues, we have recorded an unrealized loss of $393,079 in other comprehensive loss at February 28, 2010, which represents the gross valuation adjustment of $658,969, net of the related tax benefit of $265,890.  At May 31, 2009, we recorded an unrealized loss of $629,314 in accumulated other comprehensive loss, which represents the gross valuation adjustment of $1,051,611, net of the related tax benefit of $422,297.

We will continue to evaluate the fair value of our investments in auction rate securities each reporting period for a potential other-than-temporary impairment.

During June 2008, we obtained a credit facility from Wedbush Morgan Securities, Inc. (“Wedbush”) for as long as needed, which provides for financing up to 50% of the par value balance of our outstanding auction rate securities. The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee, and when drawn upon will bear interest at the federal funds rate plus 3%.  On October 14, 2008, we borrowed $3,000,000 on the credit facility, the proceeds of which is included in cash and cash equivalents at February 28, 2010 (see Note 13).

10. License Agreements

In February 2005, we entered into two separate licensing agreements with one customer for our patent portfolio and Ignite microprocessor technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for maintenance services. Maintenance under the agreement was expected to be provided over a period not to exceed four years, which ended in February 2009. Maintenance revenue recognized during the three and nine months ended February 28, 2009 was approximately $6,250 and $18,750, respectively.

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

We and TPL each own 50% of the membership interests of PDS, and each of us has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, we and TPL agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of
PDS in order to maintain working capital of not more than $8,000,000. Neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year.  During the quarter ended November 30, 2009 we and TPL each contributed $80,000 to PDS for working capital requirements.  In December 2009, we and TPL each contributed $500,000 to PDS for working capital requirements.  Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement.

Pursuant to the June 2005 Master Agreement, PDS has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by TPL on behalf of PDS. During the nine months ended February 28, 2010 and 2009, PDS expensed $1,500,000 and $2,369,114, respectively, pursuant to this commitment.

PDS reimburses TPL for payment of all legal and third-party expert fees, other related third-party costs and expenses, and certain internally generated costs as approved on August 17, 2009 and more fully described below.  During the nine months ended February 28, 2010 and 2009, PDS expensed $3,590,714 and $2,830,264, respectively, pursuant to the agreement.

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

On August 17, 2009, the management committee of PDS resolved to pay TPL $500,000 per quarter beginning on June 1, 2009 and continuing through May 31, 2010 relating to TPL’s special work and effort regarding the MMP litigation and U.S. Patent Office re-examinations.  In the event that PDS has insufficient funds to make such payments, we are required to advance half of the quarterly amount to PDS.  Our advance to PDS will be without interest and must be repaid to us no later than May 31, 2010.  In August 2009, TPL received two $500,000 payments from PDS pursuant to this agreement, the first of which is in dispute. At November 30, 2009, $500,000 was accrued by PDS pursuant to this agreement and funded to TPL by PDS in December 2009.  At February 28, 2010 $500,000 was accrued by PDS pursuant to this agreement.  These amounts are included in the legal and third-party expert fees, other related third-party costs and expenses, and certain internally generated costs listed above.  As of the date of this filing, we have not advanced any funds to PDS under this resolution and do not anticipate any advances to PDS through May 31, 2010, the termination date of this resolution.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, including the notes receivable to TPL described in Note 7, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’ net income during the three months ended February 28, 2010, of $385,697 as an increase in our investment. We have recorded our share of PDS’ net loss during the three months ended February 28, 2009, of $751,021 as a decrease in our investment.  We have recorded our share of PDS’ net income during the nine months ended February 28, 2010 and 2009, of $3,879,764 and $6,121,970, respectively,  as an increase in our investment.  Cash distributions received from PDS during the nine months ended February 28, 2010 and 2009 of $7,377,827 and $7,648,589, respectively, have been recorded as a reduction in our investment. Our investment in PDS is $84,203 at February 28, 2010 and has been recorded as “Investments in Affiliated Companies”.  We have recorded our share of PDS’ net income for the three and nine months ended February 28, 2010 and 2009 as “Equity in earnings (loss) of affiliated companies, net” in the accompanying condensed consolidated statements of operations.

During the three months ended February 28, 2010 and 2009, TPL entered into licensing agreements with third parties, pursuant to which PDS recorded aggregate proceeds of $1,875,000 and $290,000, respectively.

During the nine months ended February 28, 2010 and 2009, TPL entered into licensing agreements with third parties, pursuant to which PDS recorded aggregate proceeds of $12,898,655 and $19,340,000, respectively. $2,000,000 of these proceeds are to be received in July 2010 and accordingly have been recorded as licenses receivable on the February 28, 2010 condensed balance sheet of PDS.

At February 28, 2010, PDS had accounts payable  and accrued expense balances of approximately $1,982,000 and $2,000  to TPL and PTSC, respectively.  At May 31, 2009, PDS had accounts payable balances of approximately $1,482,000 and $5,500 to TPL and PTSC, respectively.

PDS’ condensed balance sheets at February 28, 2010 and May 31, 2009 and statements of operations for the three and nine months ended February 28, 2010 and 2009 are as follows:

Condensed Balance Sheets

ASSETS:
	February 28, 2010	May 31, 2009
Cash and cash equivalents	$152,720	$1,343,582
Licenses receivable	2,000,000	6,148,750
Total assets	$2,152,720	$7,492,332

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

LIABILITIES AND MEMBERS’ EQUITY:

	February 28, 2010	May 31, 2009
Accounts payable and accrued expenses	$1,984,314	$1,487,799
Members’ equity	168,406	6,004,533
Total liabilities and members’ equity	$2,152,720	$7,492,332

Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009

Revenues	$1,875,000	$290,000	$12,898,655	$19,340,000
Operating expenses	1,103,621	1,807,244	5,139,522	5,893,877
Operating income (loss)	771,379	(1,517,244)	7,759,133	13,446,123
Interest and other income	15	15,202	395	58,580
Net income (loss)	$771,394	$(1,502,042)	$7,759,528	$13,504,703

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

During the fourth quarter of fiscal year 2009, we purchased an additional 185,793 membership units of Talis for $269,399 which brought our ownership share of Talis to 38.9% at May 31, 2009.  During June 2009, we purchased 22,414 membership units for $32,500 which increased our ownership share to 39.4%.

The inability of Talis to meet its business plan, raise capital, and the general economic environment were indicators of impairment on our investment, accordingly at August 31, 2009, it was determined that our investment in Talis was impaired by approximately $680,000.  We have recorded this as an impairment of investment in affiliated companies on our condensed consolidated statement of operations for the nine months ended February 28, 2010.

We were accounting for our investment in Talis under the equity method of accounting.  We had recorded our share of Talis’ net loss of $21,706 and $63,089 during the two months ended July 31, 2009 and three months ended August 31, 2008, respectively, as a decrease in our investment.  Our investment in Talis was $669,498 at May 31, 2009 and was recorded as “Investments in Affiliated Companies” on our condensed consolidated balance sheet.  We have recorded our share of Talis’ net loss as “Equity in earnings (loss) of affiliated companies, net” in the accompanying condensed consolidated statements of operations for the two months ended July 31, 2009 and the three months ended August 31, 2008.  The carrying value of our investment in Talis after impairment is zero at August 31, 2009.  As of the date of this filing Talis has been dissolved.

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

During March 2009, we entered into a revolving loan note with Avot.  At February 28, 2010, the balance on the note receivable is $503,111 (see Note 7).

The inability of Avot to meet its business plan, to raise capital, and the general economic environment were indicators of impairment on our investment, it was determined that our investment in Avot was impaired by approximately $867,000.

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

During the quarter ended November 30, 2009 we wrote off $433,333 which represented the remaining fair value of our preferred stock investment in Avot.  We have presented the $433,333 as an impairment of investment in affiliated companies on our condensed consolidated statements of operations for the nine months ended February 28, 2010.

During March 2010, Avot sold substantially all of its assets and we collected our note receivable (see Note 17).  There was not adequate consideration to redeem any portion of our preferred stock investment which had been fully written off during the fiscal quarters ending in May and November 2009.

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

We reviewed the Preferred Stock Purchase Agreement and related agreements to determine whether our convertible preferred stock investment in Holocom was in substance an investment in common stock pursuant to authoritative guidance.  We also evaluated our voting rights pursuant to other agreements with Holocom and, when considered together with authoritative guidance, we believe that we do not have the ability to exercise significant influence over Holocom. As a result, we are accounting for our investment in Holocom at cost.

During March 2007, we entered into a revolving line of credit with Holocom which caused us to have a variable interest in Holocom and we were required to consolidate Holocom as a variable interest entity.  Prior to initial consolidation, we recognized a $126,746 impairment loss on our preferred stock investment for the losses of Holocom for the period February 2007 through March 26, 2007.  During May 2009, we deconsolidated Holocom due to a re-consideration event (see Note 12).  At May 31, 2009, our investment in Holocom was $435,182 and has been recorded as “Investments in Affiliated Companies” on our condensed consolidated balance sheet at May 31, 2009.

At February 28, 2010, our investment in Holocom is $435,182 and has been recorded as “Investments in Affiliated Companies” on our condensed consolidated balance sheet at February 28, 2010.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Formerly Consolidated Variable Interest Entity (continued)

For the three and nine months ended February 28, 2009, the noncontrolling interest (previously reported as minority interest) allocated $71,367 and $264,290, respectively, represented the entire amount of Holocom’s net income after taxes on a consolidated basis.

13. Notes Payable

On October 14, 2008, we borrowed $3,000,000 on our credit facility with Wedbush, the proceeds of which is included in cash and cash equivalents at February 28, 2010 and May 31, 2009.  Per requirements of The Financial Industry Regulatory Authority (“FINRA”), the credit facility is limited to 50% of the par value of our outstanding auction rate securities.  As of the date of this filing, the par value of our outstanding auction rate securities was $8,050,000, which limits our credit facility to $4,025,000.  The facility is collateralized by the full value of the outstanding auction rate securities, requires no origination fee and bears interest at the federal funds rate plus 3%.  At February 28, 2010 and May 31, 2009, the balance included accrued interest on the credit facility of $101,634 and $41,577, respectively, at an approximate rate of 3.25%.

14. Stockholders’ Equity

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on certain investments classified as available-for-sale, net of tax, which are excluded from our condensed consolidated statements of operations. Comprehensive income (loss) for the three and nine months ended February 28, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009

Net income (loss) attributable to PTSC	$(938,271)	$(1,489,347)	$(5,669,971)	$787,906
Unrealized holding gain (losses) on investments, net of taxes	(1,713)	41,226	236,235	(568,499)
Total comprehensive income (loss) attributable to PTSC	$(939,984)	$(1,448,121)	$(5,433,736)	$219,407

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market.  As part of the program, we purchased 1,057,378 and 5,839,141 shares of our common stock at an aggregate cost of $165,564 and $1,095,944 during the nine months ended February 28, 2010 and 2009, respectively.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

Equity Transactions

The following table summarizes equity transactions during the nine months ended February 28, 2010:

	Common Stock		Additional Paid-in
	Shares	Amounts	Capital	Accumulated Deficit	Treasury Stock
Balance June 1, 2009	410,354,054	$4,380	$77,008,332	$(32,881,848)	$(13,850,659)
Exercise of stock options	100,000	1	7,449	-	-
Share-based compensation	- -	-	213,273	-	-
Repurchase of common stock for treasury	(1,057,378)	-	-	-	(165,564)
Net loss	-	-	-	(5,669,971)	-
Balance February 28, 2010	409,396,676	$4,381	$77,229,054	$(38,551,819)	$(14,016,223)

Stock Options and Warrant Activity

As of February 28, 2010, we had 375,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.47 to $0.86 per share expiring through 2012; 850,000 options outstanding pursuant to our 2003 Stock Option Plan exercisable at $0.163 per share expiring through 2010; and 4,575,939 options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.09 to $0.70 per share expiring through 2014.

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

On December 9, 2009, a director exercised stock options to purchase 100,000 shares of common stock for proceeds of $7,450.

During the nine months ended February 28, 2010, we recorded $213,273 of share-based compensation expense related to vesting of stock options and warrants, including $63,085 related to PDSG.  During the nine months ended February 28, 2009, we recorded $324,380 of share-based compensation expense related to vesting of stock options and warrants, including $5,129 related to Holocom and $32,533 relating to PDSG.

As of February 28, 2010, we had warrants outstanding to purchase 325,000 common shares at exercise prices ranging from $0.15 to $1.00 per share, expiring at various dates through 2011.  On January 25, 2010, we issued 25,000 warrants expiring on December 21, 2010 with an exercise price of $0.15 to a former consultant in connection with a legal settlement.  We recorded $858 of share-based compensation in connection with the issuance.  On November 9, 2009, we gave notice to our current investor relations firm of our intent to cancel our contract within 30 days.  Accordingly, the 250,000 warrants granted under contract that were not vested were cancelled.  In connection with the cancellation of the unvested warrants we reversed approximately $10,400 of share-based compensation previously recorded, including $6,933 recorded during the year ended May 31, 2009.

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

The Asustek case sought declaratory relief that its products do not infringe enforceable claims of the '336 and '584 patents and US 5,440,749 (the “749 patent”). The Asustek case also sought a similar declaration with respect to two patents owned by TPL that are not a part of the MMP Portfolio, and as such we are not engaged in this aspect of the litigation and defense.  On December 22, 2008, we announced that Asustek had purchased a MMP Portfolio license and that case has settled.

The Acer case seeks declaratory relief that its products do not infringe enforceable claims of the '336, '584, ‘749, '148 patents and US 5,530,890 (the “890 patent”). The HTC case similarly seeks declaratory relief that its products do not infringe enforceable claims of those patents.  We allege counterclaims for patent infringement of the '336, '749, '148 and '890 patents against Acer and HTC.  On June 16, 2009, District Court Judge Jeremy Fogel stayed the HTC and Acer actions until September 18, 2009.  The stay has now been lifted and the cases are proceeding into the discovery phase.

On December 1, 2008, we, TPL and Alliacense, Ltd. were named as defendants in a lawsuit filed in the United States District Court for the Northern District of California by Barco, N.V.  The Barco case seeks declaratory relief that its products do not infringe enforceable claims of the '584, '749 and '890 patents.  We allege counterclaims for patent infringement of our '749, '890 and '336 patents.  On June 22, 2009, Judge Fogel also stayed the Barco case until September 18, 2009.  That stay has now been lifted and the case is deemed related to the Acer and HTC cases.  Discovery is now beginning in the Barco case.

On April 29, 2009, we, TPL, and Alliacense Ltd., were named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York by Sirius XM Radio, Inc.  The Sirius case seeks declaratory relief that its products do not infringe enforceable claims of our '749, '584, '890, '360 and '148 patents, and additionally two patents of TPL's "fast logic" portfolio which do not involve us.  Our Motion to Transfer the Sirius action to the United States District Court for the Northern District of California was granted on February 16, 2010.  The Sirius case is deemed related to the Acer, HTC and Barco cases.  Discovery will proceed with the other cases except that the “fast logic” discovery phase will occur separately and later.

In the HTC and Barco cases the parties have stipulated to non-infringement of the ‘584 patent and that patent will not be litigated in those cases.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

Deutsche Bank Arbitration

On October 16, 2008, we initiated binding arbitration claims before FINRA against Deutsche Bank Securities, Inc., and affiliates ("DBSI") based on advisory services provided to us resulting in our purchases of auction rate securities ("ARS") and the failure of the ARS market in February 2008.  We experienced a loss of liquidity and other damages as a result and allege DBSI engaged in negligence and nondisclosure in providing us services.  DBSI has answered our claims, and an arbitration panel has been selected.  Document discovery has been initiated.  Some instruments have been repurchased by the issuers since the claim was filed (see  Note 17).  The arbitration is scheduled to begin June 8, 2010.

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

401(k) Plan

Patriot and PDSG have retirement plans that comply with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plans. Patriot matches 50% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation. Patriot’s participants vest 33% per year over a three year period in their contributions. Patriot’s matching contributions during the nine months ended February 28, 2010 and 2009 were $14,602 and $10,488, respectively.  PDSG does not match participant voluntary contributions.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

Pursuant to the acquisition of Crossflo, we have agreed to indemnify the former owners of Crossflo for certain claims or losses resulting from any untrue, allegedly untrue or misleading statement made in a registration statement, prospectus or similar document.

Bonuses

In connection with the acquisition of Crossflo, retention bonuses were to be paid to individuals who were Crossflo employees pre-merger who remain with PDSG until March 1, 2010.  In connection with the acquisition of Vigilys, a retention bonus is to be paid to a key employee who remains with PDSG until March 27, 2010.  The projected liability for such bonuses is $75,000.  These liabilities are being accrued ratably over the retention periods.  During March 2010 retention bonuses in the amount of $75,000 were paid to qualified key employees.

By the terms of his employment contract, our CFO, who also currently serves as our interim CEO, is eligible to earn an annual bonus equivalent to 50% of his base salary.  In connection with management’s restructuring plan on October 5, 2009 our Compensation Committee determined that this bonus would be payable at the end of the interim period.  The projected liability for such bonus is $145,875 and has been recorded on our condensed consolidated balance sheet in “Accrued expenses and other” at February 28, 2010.

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

Severance Payments

In connection with management’s restructuring plan, on October 7, 2009, we entered into a Separation Agreement with our former CEO which requires us to pay his base salary for the next seven months in exchange for a general release of claims against us.  At February 28, 2010, the current balance of the liability is $58,471 and we have recorded the liability on our condensed consolidated balance sheet in “Accrued expenses and other”.

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

Operating segment net revenue, operating loss and income (loss) before taxes for the three and nine months ended February 28, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009
Net revenue:
Holocom	$-	$1,187,128	$-	$4,117,152
PDSG	183,474	216,823	346,925	475,177
All other	-	6,250	-	51,780
Total net revenue	$183,474	$1,410,201	$346,925	$4,644,109

Operating loss:
Holocom	$-	$115,839	$-	$575,981
PDSG	(746,431)	(1,037,586)	(8,425,959)	(1,945,375)
All other	(775,000)	(721,585)	(2,837,694)	(2,961,223)
Total operating loss	$(1,521,431)	$(1,643,332)	$(11,263,653)	$(4,330,617)

Income (loss) before taxes:
Holocom	$-	$116,815	$-	$574,084
PDSG	(564,033)	(1,037,586)	(8,234,226)	(1,942,389)
All other	(1,371,847)	(1,608,583)	(1,056,636)	3,057,006
Total income (loss) before taxes	$(1,935,880)	$(2,529,354)	$(9,290,862)	$1,688,701

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Segment Information (continued)

Operating segment total assets at February 28, 2010 and May 31, 2009 were as follows:

	February 28, 2010	May 31, 2009
Total assets:
PDSG	$7,546,705	$10,067,007
All other	20,530,915	23,659,945
Total assets	$28,077,620	$33,726,952

All Holocom sales were to unaffiliated customers within the United States.  All PDSG sales were to unaffiliated customers within the United States, with the exception of a hosting arrangement with a customer in Japan.

Sales concentration information for Holocom for the  nine months ended February 28, 2009 was as follows:

	Nine months ended February 28, 2009
	Sales	% of sales
Customer A	$1,759,561	42%
Customer B	$661,638	16%
Customer C	$899,540	22%

Accounts receivable concentration information for PDSG as of February 28, 2010 and May 31, 2009  and sales concentration information for the nine months ended February 28, 2010 and 2009 were as follows:

	Nine months ended February 28, 2010		February 28, 2010	Nine months ended February 28, 2009		May 31, 2009
	Sales	% of sales	% of A/R	Sales	% of sales	% of A/R
Customer A	-----	----	-----	$248,487	52%	60%
Customer B	$13,671	4%	-----	$81,387	17%	----
Customer C	-----	----	-----	$17,500	4%	18%
Customer D	$100,254	29%	39%	-----	----	14%
Customer E	$128,231	37%	61%	$17,650	4%	----

17.  Subsequent Events

During the period March 1, 2010 through April 5, 2010, we purchased 113,096 shares of our common stock at an aggregate cost of $16,796 pursuant to our stock buyback program.

During March 2010 Avot sold substantially all of its assets.  On March 17, 2010, we received $503,111 which consists of full payment of the principal and interest on our note receivable with Avot.

On March 1, 2010, we notified TPL that it was in default of the $1,000,000 unsecured note receivable and we demanded payment thereon.  As a result, the quarterly advances due to TPL on March 1, 2010 pursuant to the June 2005 Master Agreement, and the special litigation payment due to TPL by February 28, 2010 as authorized on August 17, 2009, have not been funded through PDS.

During March 2010, we paid $75,000 in retention bonuses to eligible PDSG employees in connection with their employment offer letters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including all documents incorporated by reference herein, includes certain statements constituting “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, including statements concerning our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results and prospects, and we rely on the “safe harbor” provisions in those laws. We are including this statement for the express purpose of availing ourselves of the protections of such safe harbors with respect to all such forward-looking statements. The forward-looking statements in this report reflect are our current views with respect to future events and financial performance.  In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “estimates,” “may,” “could,” “should,” “would,” “will,” “shall,” “propose,” “continue,” “predict,” “plan” and similar expressions are generally intended to identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Any forward-looking statement is not a guarantee of future performance.

These forward-looking statements are subject to certain risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to:

-  the uncertainty of the effect of pending legislation;

-  the uncertainty of patent and proprietary rights;

-  uncertainty as to royalty payments and indemnification risks;

-  trading risks of low-priced stocks; and

-  other risks and uncertainties discussed herein and in our other Securities and Exchange Commission (“SEC”) filings that could cause our actual results to differ materially from our historical results or those we anticipate.

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

Through the date of this filing we and TPL each contributed $580,000 to fund the working capital of Phoenix Digital Solutions, LLC (“PDS”).  We expect the contributions to continue in the future due to the working capital demands of PDS.  Additionally, we have loaned TPL $1,950,000 intened to cover operating costs including the furtherance of licensing our MMP Portfolio of microprocessor patents.  At February 28, 2010, we have reserved $1,013,151 against the $1,000,000 note receivable which includes accrued interest.

On October 5, 2009, we announced a reorganization of Patriot Data Solutions Group, Inc. (“PDSG”) and our management.  On November 12, 2009, we announced our intent to divest the Iameter portfolio of data analysis and software programs; and on January 25, 2010, we sold the Iameter assets.  As a result of our reorganization and PDSG’s continued inability to meet its business plan, we have incurred impairment charges for our intangibles and goodwill in the PDSG segment of our business.  We continue to fund the day to day operating costs of PDSG while continuing to reduce expenses.

Cash shortfalls and liquidity issues currently experienced by PDS and TPL, and continued negative cash flows incurred by PDSG, will have an adverse effect on our liquidity.  Accordingly, we are in the process of examining alternatives that could allow for the partnering or divestiture of PDSG.  If successful, these measures may provide for a further reduction in expenses and cash use, or additionally in the event of divestiture, cash proceeds.

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

Stock-based compensation expense recognized during the period is based on the grant date fair value of the portion of share-based payment awards ultimately expected to vest during the period. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rate for the nine months ended February 28, 2010 and 2009 of approximately  5% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated term of option grants for the nine months ended February 28, 2010 and 2009 was five years.

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

We follow authoritative guidance to adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate. We are also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

5.  Investments in Affiliated Companies

We have a 50% interest in PDS. We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is presented in the consolidated statements of operations in the caption “Equity in earnings (loss) of affiliated companies, net.”

We had a 39.4% interest in Talis Data Systems, LLC (“Talis”).  Prior to the write off of our investment in Talis during the quarter ended August 31, 2009, we were accounting for our investment using the equity method of accounting.  Under the equity method of accounting, the investment, originally recorded at cost, was adjusted to recognize our share of net earnings or losses of the investee and was presented in the condensed consolidated statements of operations in the caption “Equity in earnings (loss) of affiliated companies, net.”

The inability of Talis to meet its business plan and to raise capital and the general economic environment were indicators of impairment on our investment; accordingly at August 31, 2009, it was determined that our investment in Talis was impaired by approximately $680,000.  We have recorded this as an impairment of investment in affiliated company on our condensed consolidated statement of operations for the nine months ended February 28, 2010.  As of the date of this filing Talis has been dissolved.

We owned 37.1% of the preferred stock of Avot Media, Inc. (“Avot”).  This investment was accounted for at cost since we did not have the ability to exercise significant influence over the operating and financial policies of Avot.

In September 2009, we entered into an agreement with Avot in which Avot developed a software package for PDSG’s Vigilys product.  In connection with the agreement, Avot issued us 1,000,000 warrants to purchase shares of Avot’s common stock ,with an exercise price of $0.05 per share and a 36 month exercise period.  The value attributed to the warrants was insignificant.

During the quarter ended November 30, 2009, we wrote off $433,333, which represented the remaining fair value of our preferred stock investment in Avot.  We have presented this as an impairment of investment in affiliated companies on our condensed consolidated statements of operations for the nine months ended February 28, 2010.

During March 2010, Avot sold substantially all of its assets.  We  received payment for our note receivable with Avot, but there was not adequate consideration to reimburse us for any portion of our preferred stock investment which had been fully written off  during the fiscal quarters ending in May and November 2009.

We own 100% of the preferred stock of Holocom.  This investment has historically been accounted for at cost since we do not have the ability to exercise significant influence over the operating and financial policies of Holocom. Due to a re-consideration event on May 1, 2009, this investment is carried at cost plus the effects of deconsolidation of this variable interest entity on our February 28, 2010 condensed consolidated balance sheet.

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

At February 28, 2010, our investment in Holocom is $435,182 and has been recorded as “Investments in affiliated companies” on our condensed consolidated balance sheet at February 28, 2010.

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

Results of Operations

Comparison of the Three Months Ended February 28, 2010 and Three Months Ended February 28, 2009.

Consolidated:

	Three Months Ended
	February 28, 2010	February 28, 2009
Revenues:
Product sales and other	$-	$1,193,378
License and service revenue	183,474	216,823
Total revenues	183,474	1,410,201

Cost of sales:
Product sales and other	-	534,555
License and service revenue	19,915	89,195
Amortization of purchased intangibles	68,889	223,902
Total cost of sales	88,804	847,652
Gross profit	$94,670	$562,549

Segment Results:
	Three months ended
	February 28, 2010		February 28, 2009
		% of		% of
Holocom:	Dollars	Revenue	Dollars	Revenue
Revenues - Product sales and other	$-	-	$1,187,128	100.0%
Cost of sales	-	-	534,555	45%
Gross profit	$-	-	$652,573	55%

	Three months ended
	February 28, 2010		February 28, 2009

PDSG:
License and service revenue	$183,474	100.0%	$216,823	100.0%
Cost of sales	19,915	10.9%	89,195	41.1%
Amortization of purchased intangibles	68,889	37.6%	223,902	-
Gross profit (loss)	$94,670	51.5%	$(96,274)	-

PTSC:
Revenues - Product sales and other	$-	-	$6,250	100.0%
Cost of sales	-	-	-	-
Gross profit	$-	-	$6,250	100.0%

Holocom

During the three months ended February 28, 2009, we recorded sales amounting to approximately $1,187,000 by our then consolidated variable interest entity, Holocom, with cost of sales amounting to approximately $535,000.  Due to a re-consideration event we deconsolidated Holocom in May 2009 and no longer include Holocom’s revenues in our results of operations.

PDSG

We acquired PDSG in a series of transactions in the second, third and fourth quarters of fiscal 2009.  Revenue consists of software licenses and associated services relating to PDSG’s CDX data agent product.  Cost of sales includes the direct time of PDSG employees on each project as well as outside contractors.

Revenues decreased during the three months ended February 28, 2010 as compared to the three months ended February 28, 2009 due primarily to elimination of Iameter service revenues as in January 2010 we sold the Iameter assets.  In general, revenue agreements are one time contracts that vary in size and scope depending upon the requirements of the customer.

Cost of sales decreased during the three months ended February 28, 2010, as compared to the three months ended February 28, 2009, due to decreases in the direct time incurred by PDSG employees on projects.  Amortization of purchased intangibles decreased during the three months ended February 28, 2010, as compared to the three months ended February 28, 2009, due to our write off of PDSG’s intangibles during the quarter ended November 30, 2009.

PTSC

During the three months ended February 28, 2009, we recognized maintenance fee revenues totaling $6,250 in connection with an agreement with AMD Corporation during the 2005 fiscal year. The agreement called for maintenance fees totaling $100,000 connected with a license agreement for our Ignite technology; the license fee revenue was being recognized as revenue evenly over the four year period of the license, which ended in February 2009.

Consolidated

Our revenues decreased from approximately $1,410,000 for the three months ended February 28, 2009, to approximately $183,000 for the three months ended February 28, 2010, primarily due to the deconsolidation of Holocom.  Our revenue amounts do not include loss of approximately $751,000 and income of approximately $386,000, respectively, from our investment in PDS for the three months ended February 28, 2009, and February 28, 2010, respectively, and a loss of approximately $171,000 from our investment in Talis for the three months ended February 28, 2009.

Consolidated:
	Three months ended
	February 28, 2010	February 28, 2009
Research and development	$361,742	$117,781

PDSG

Research and development costs consist of PDSG’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of PDSG’s software product.  For the three months ended February 28, 2010 and 2009, approximately $14,100 and $400 of share-based compensation was recorded in connection with vesting of employee stock options.  The increase in expenses for the three months ended February 28, 2010 is primarily due to the acquisition of the Vigilys employees in March 2009, and the development agreement with Avot.

Consolidated:

	Three months ended
	February 28, 2010	February 28, 2009
Selling, general and administrative	$1,254,359	$2,088,100

Segment Results:
	Three months ended
	February 28, 2010	February 28, 2009
Holocom:
Selling, general and administrative	$-	$536,734
PDSG:
Selling, general and administrative	$479,359	$823,531
PTSC:
Selling, general and administrative	$775,000	$727,835

Holocom

During the three months ended February 28, 2009, we recorded selling, general and administrative expenses amounting to approximately $537,000 by our then consolidated variable interest entity, Holocom.  Due to a re-consideration event we deconsolidated Holocom in May 2009 (see Note 12 to the Unaudited Condensed Consolidated Financial Statements).

PDSG

Selling, general and administrative expenses decreased from approximately $824,000 for the three months ended February 28, 2009, to approximately $479,000 for the three months ended February 28, 2010, primarily due to management’s restructuring plan to reduce personnel and operating costs.  For the three months ended February 28, 2010 and 2009, approximately $19,000 and $16,000 of share-based compensation was recorded in connection with vesting of employee stock options.

PTSC

Selling, general and administrative expenses increased from approximately $728,000 for the three months ended February 28, 2009 to approximately $775,000 for the three months ended February 28, 2010.  The primary increases were approximately $80,000 in legal and accounting expense, approximately $70,000 in consulting fees and approximately $17,000 in expenses related to our January shareholder meeting.  These increases were offset primarily by decreases in salaries and related expenses of approximately $98,000 and various sundry items.  For the three months ended February 28, 2010, approximately $32,500 of share-based compensation was recorded in connection with vesting of employee stock options as compared to approximately $36,700 for the three months ended February 28, 2009.

Consolidated

Selling, general and administrative expenses decreased from approximately $2,088,000 for the three months ended February 28, 2009 to approximately $1,254,000 for the three months ended February 28, 2010.

Consolidated:
	Three months ended
	February 28, 2010	February 28, 2009
Other income (expense):
Interest and other income	$50,396	$63,257
Interest expense	(19,788)	(27,396)
Gain on sale of Iameter	182,397	-
Reserve for loan loss	(1,013,151)	-
Equity in earnings (loss) of affiliated companies	385,697	(921,883)
Total other expense, net	$(414,449)	$(886,022)

Segment Results:
	Three months ended
	February 28, 2010	February 28, 2009
Holocom:
Interest and other income	$-	$2,951
Interest expense	-	(1,975)
Total other income, net	$-	$976
PDSG:
Interest and other income	$-	$-
Interest expense	-	-
Gain on sale of Iameter	182,397	-
Total other income, net	$182,397	$-
PTSC:
Interest and other income	$50,396	$60,306
Interest expense	(19,788)	(25,421)
Reserve for loan loss	(1,013,151)	-
Equity in earnings (loss) of affiliated companies	385,697	(921,883)
Total other expense, net	$(596,846)	$(886,998)

Consolidated

Our other income and expenses for the three months ended February 28, 2010, included equity in the income of PDS consisting of net income after expenses in the amount of approximately $386,000.  For the three months ended February 28, 2009, our other income and expenses included our share of loss in PDS of approximately $751,000 and our share of loss in Talis of approximately $171,000. The increase in income from PDS for the quarter ended February 28, 2010, as compared to the quarter ended February 28, 2009, is due to the increase in license revenues PDS received for the quarter ended February 28, 2010, as compared  with license revenues received by PDS for the quarter ended February 28, 2009.  Our investment in PDS is, and our investment in Talis was, accounted for in accordance with the equity method of accounting for investments. Total other income for the three months ended February 28, 2010, amounted to net other expense of approximately $414,000 compared with net other expense of approximately $886,000 for the three months ended February 28, 2009. Interest income and other income decreased from approximately $63,000 for the three months ended February 28, 2009, to approximately $50,000 for the three months ended February 28, 2010, due to declines in interest rates for our cash, cash equivalents and long term investment accounts.  For the three months ended February 28, 2010, we recorded a reserve for loan loss of approximately $1,013,000 on our note receivable with TPL, LLC which was due February 28, 2010.  For the three months ended February 28, 2010, we recorded a gain on our sale of the Iameter portfolio of assets of approximately $182,000.

During the three months ended February 28, 2010, and 2009, we recorded a benefit for income taxes of approximately $998,000 and $1,111,000 related to federal and California taxes.

We recorded a net loss for the three months ended February 28, 2010, of $938,271 compared with a net loss of $1,489,347 for the three months ended February 28, 2009.

Comparison of the Nine Months Ended February 28, 2010 and Nine Months Ended February 28, 2009.

Consolidated:

	Nine Months Ended
	February 28, 2010	February 28, 2009
Revenues:
Product sales and other	$-	$4,168,932
License and service revenue	346,925	475,177
Total revenues	346,925	4,644,109

Cost of sales:
Product sales and other	-	1,819,172
License and service revenue	92,102	254,335
Amortization of purchased intangibles	482,265	435,204
Impairment of purchased intangibles	3,530,263	-
Total cost of sales	4,104,630	2,508,711
Gross profit (loss)	$(3,757,705)	$2,135,398

Segment Results:
	Nine months ended
	February 28, 2010		February 28, 2009

Holocom:	Dollars	% of Revenue	Dollars	% of Revenue
Revenues - Product sales and other	$-	-	$4,117,152	100.0%
Cost of sales	-	-	1,819,172	44.2%
Gross profit	$-	-	$2,297,980	55.8%

PDSG:
License and service revenue	$346,925	100.0%	$475,177	100.0%
Cost of sales	92,102	26.6%	254,335	53.5%
Amortization of purchased intangibles	482,265	-	435,204	-
Impairment of purchased intangibles	3,530,263	-	-	-
Gross loss	$(3,757,705)	-	$(214,362)	-

PTSC:
Revenues - Product sales and other	$-	-	$51,780	100.0%
Cost of sales	-	-	-	-
Gross profit	$-	-	$51,780	100.0%

Holocom

During the nine months ended February 28, 2009, we recorded sales amounting to approximately $4,117,000 by our then consolidated variable interest entity, Holocom, with cost of sales amounting to approximately $1,819,000.  Due to a re-consideration event we deconsolidated Holocom in May 2009 and no longer include Holocom’s revenues in our results of operations.

PDSG

We acquired PDSG in a series of transactions in the second, third and fourth quarters of fiscal 2009.  Revenue consists of software licenses and associated services relating to PDSG’s CDX data agent product and the Sherlock™ software  tool for medical facilities.  In January 2010 we sold the Iameter portfolio which included the Sherlock™ software tool for medical facilities.  Cost of sales includes the direct time of PDSG employees on each project as well as outside contractors.

Revenues decreased during the nine months ended February 28, 2010, as compared to the nine months ended February 28, 2009, due primarily to the inclusion in the fiscal year 2009 period of amounts from a significant customer agreement not duplicated in the fiscal year 2010.  Also in 2010, revenue progress on contracts was slowed primarily as a result of customer initiated delays resulting in lower than planned revenues.  In general, revenue agreements are one time contracts that vary in size and scope depending upon the requirements of the customer.

The impairment charge for the nine months ended February 28, 2010, represents the write off of PDSG’s purchased intangibles to a fair value of $1,860,000 at November 30, 2009.  These assets were subject to revaluation pursuant to a reconsideration event which also drove the restructuring of PDSG initiated in October 2009.  The impairment is primarily attributable to management’s current assessment of reduced revenue and resultant cash flow projections as compared to what previously had been the expectations for the business.

PTSC

During the nine months ended February 28, 2009, we recognized maintenance fee revenues totaling approximately $19,000 in connection with an agreement with AMD Corporation during the 2005 fiscal year. The agreement called for maintenance fees totaling $100,000 connected with a license agreement for our Ignite technology; the license fee revenue was being recognized as revenue evenly over the four year period of the license, the four year period ended in February 2009.

In addition during the nine months ended February 28, 2009, we recorded sales of approximately $33,000, from the sale of microprocessor chips that we no longer market. Inventory associated with the sales of these microprocessor chips is carried at zero value.  Our final sales of microprocessor chips occurred during the quarter ended August 31, 2008.

Consolidated

Our revenues decreased from approximately $4,644,000 for the nine months ended February 28, 2009, to approximately $347,000 for the nine months ended February 28, 2010, primarily due to the deconsolidation of Holocom. Our revenue amounts do not include income of approximately $6,122,000 and $3,880,000, respectively, for the nine months ended February 28, 2009 and 2010, respectively, from our investment in PDS and losses of approximately $375,000 and $22,000, respectively, for the nine months ended February 28, 2009 and 2010, respectively, from our investment in Talis.

Consolidated:
	Nine months ended
	February 28, 2010	February 28, 2009
Research and development	$1,216,496	$269,655

PDSG

We acquired PDSG in a series of transactions in the second, third and fourth quarters of fiscal 2009.  Research and development costs consist of PDSG’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of PDSG’s software product.  For the nine months ended February 28, 2010 and 2009, approximately $19,000 and $1,000 of share-based compensation was recorded in connection with vesting of employee stock options.  The increase in expenses for the nine months ended February 28, 2010, is primarily due to the acquisition of the Vigilys employees in March 2009, the development agreement with Avot and the use of outside contractors to assist with the development of CDX 4.

Consolidated:
	Nine months ended
	February 28, 2010	February 28, 2009
Selling, general and administrative	$5,193,184	$6,196,360

Segment Results:
	Nine months ended
	February 28, 2010	February 28, 2009
Holocom:
Selling, general and administrative	$-	$1,721,999
PDSG:
Selling, general and administrative	$2,355,490	$1,461,358
PTSC:
Selling, general and administrative	$2,837,694	$3,013,003

Holocom

During the nine months ended February 28, 2009, we recorded selling, general and administrative expenses amounting to approximately $1,722,000 by our then consolidated variable interest entity, Holocom.  Due to a re-consideration event we deconsolidated Holocom in May 2009 (see Note 12 to the Unaudited Condensed Consolidated Financial Statements).

PDSG

We acquired PDSG in a series of transactions in the second, third and fourth quarters of fiscal 2009.  Selling, general and administrative expenses of approximately $1,461,000 for the nine months ended February 28, 2009, represent costs from September 1, 2008, to February 28, 2009, as compared to approximately $2,355,000 for the nine months ended February 28, 2010.  Increases are primarily due to an increase in payroll and related costs of approximately $387,000 resulting from the acquisition of Iameter and Vigilys after November 30, 2008, severance payments of approximately $101,000 due to restructuring, approximately $107,000 in marketing costs and approximately $100,000 in rent and utilities expenses due to the space required for the Iameter and Vigilys acquisitions after November 30, 2008.  For the nine months ended February 28, 2010 and 2009, approximately $44,000 and $32,000 of share-based compensation was recorded in connection with vesting of employee stock options.

PTSC

Selling, general and administrative expenses decreased from approximately $3,013,000 for the nine months ended February 28, 2009, to approximately $2,838,000 for the nine months ended February 28, 2010.  The decrease consisted primarily of approximately $111,000 in public and investor relations expenses and $42,000 in travel and related expenses.  These decreases were offset primarily by increases in consulting expenses of approximately $116,000 due to ongoing partnering evaluations for PDSG and approximately $60,000 in legal and accounting expenses.  For the nine months ended February 28, 2010, approximately $150,000 of share-based compensation was recorded in connection with vesting of employee stock options as compared to approximately $287,000 for the nine months ended February 28, 2009.

Consolidated

Selling, general and administrative expenses decreased from approximately $6,196,000 for the nine months ended February 28, 2009, to approximately $5,193,000 for the nine months ended February 28, 2010, primarily due to the deconsolidation of Holocom.

Consolidated:
	Nine months ended
	February 28, 2010	February 28, 2009
Other income (expense):
Interest and other income	$119,170	$320,850
Interest expense	(60,057)	(48,158)
Gain on sale of Verras Medical, Inc. assets	182,397	-
Reserve for loan losses	(1,013,151)	-
Impairment of investment in affiliated companies	(1,113,625)	-
Equity in earnings of affiliated companies	3,858,057	5,746,626
Total other income, net	$1,972,791	$6,019,318

Segment Results:
	Nine months ended
	February 28, 2010	February 28, 2009
Holocom:
Interest and other income	$-	$5,919
Interest expense	-	(4,549)
Total other income, net	$-	$1,370
PDSG:
Interest and other income	$9,336	$3,003
Gain on sale of Verras Medical, Inc. assets	182,397	-
Interest expense	-	(17)
Total other income, net	$191,733	$2,986
PTSC:
Interest and other income	$109,834	$311,928
Interest expense	(60,057)	(43,592)
Reserve for loan losses	(1,013,151)	-
Impairment of investment in affiliated companies	(1,113,625)	-
Equity in earnings of affiliated companies	3,858,057	5,746,626
Total other income, net	$1,781,058	$6,014,962

Consolidated

Our other income and expenses for the nine months ended February 28, 2010, included equity in the income of PDS consisting of net income after expenses in the amount of approximately $3,880,000 and our share of loss in Talis of approximately $22,000.  For the nine months ended February 28, 2009, our other income and expenses included our share of income in PDS of approximately $6,122,000 and our share of loss in Talis of approximately $375,000. The decrease in our share of PDS’ income for the nine months ended February 28, 2010, as compared to our share of PDS’ income for the nine months ended February 28, 2009, is due to the decrease in the amount of license revenues PDS received for the nine months ended February 28, 2010, as compared to the nine months ended February 28, 2009.  Our investment in PDS is, and our investment in Talis was, accounted for in accordance with the equity method of accounting for investments. Total other income for the nine months ended February 28, 2010, amounted to net other income of approximately $1,973,000 compared with net other income of approximately $6,019,000 for the nine months ended February 28, 2009. Interest income and other income decreased from approximately $321,000 for the nine months ended February 28, 2009, to approximately $119,000 for the nine months ended February 28, 2010, due to declines in interest rates for our cash, cash equivalents and long term investment accounts.  For the nine months ended February 28, 2010, we recorded an impairment of our investments in Talis of approximately $680,000 and Avot of approximately $433,000.  For the nine months ended February 28, 2010, we recorded  a reserve for loan loss of approximately $1,013,000 on our note receivable with TPL, LLC which was due February 28, 2010.  For the nine months ended February 28, 2010, we recorded a gain on our sale of the Iameter portfolio of assets of approximately $182,000.

During the nine months ended February 28, 2010, we recorded a benefit for income taxes of approximately $3,621,000 and during the nine months ended February 28, 2009, we recorded a provision for income taxes of approximately $637,000 related to federal and California taxes.

We recorded a net loss for the nine months ended February 28, 2010, of $5,669,971 compared with net income of $787,906 for the nine months ended February 28, 2009.

Liquidity and Capital Resources

Liquidity

Our cash and cash-equivalents and short-term investment balances increased from approximately $6,265,000 as of May 31, 2009,  to approximately $8,559,000 as of February 28, 2010. We also had restricted cash balances amounting to approximately $52,000 as of May 31, 2009, and $21,000 as of February 28, 2010. Total current assets increased from approximately $8,065,000 as of May 31, 2009, to approximately $11,955,000  as of February 28, 2010. Total current liabilities amounted to approximately $1,034,000 and approximately $704,000 as of May 31, 2009, and February 28, 2010, respectively. The change in our current position as of February 28, 2010, as compared with May 31, 2009, results in part from our receipt of approximately $7,378,000 in distributions from PDS, issuances of collectible notes receivable of approximately $1,193,000 and $3,600,000 of auction rate securities redemptions at par value.

During June 2008, we obtained a credit facility for as long as needed, which provides for financing up to 50% of the par value balance of our outstanding auction rate securities. The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee, and when drawn upon will bear interest at the federal funds rate plus 3%.  On October 14, 2008, we borrowed $3,000,000 on the credit facility.  The amount we can borrow against our collateral, currently $4,025,000, is limited by the Financial Industry Regulatory Authority (“FINRA”) (see Note 13 to the Unaudited Condensed Consolidated Financial Statements).

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

While our current liquid cash resources as of February 28, 2010, are expected to provide the funds necessary to support our operations through at least the next twelve months, the cash flows from our interest in PDS represents our primary significant source of cash generation.  In the event of a decrease or interruption in MMP Portfolio licensing we would incur a significant reduction to our cash position as the revenues from our  PDSG subsidiary are insufficient to cover the costs of their operations and the costs of Patriot Scientific Corporation as a whole.  Our most significant source of additional liquid cash would likely come from our ARS positions either as a result of redemption, successfully prevailing in our arbitration action against Deutsche Bank Securities, Inc. and affiliates, or the liquidation of some or all of the ARS instruments in negotiated transactions with third parties at a discount to their par value.

Cash Flows From Operating Activities

Cash used in operating activities for the nine months ended February 28, 2010, was approximately $5,930,000 as compared with cash used in operating activities for the nine months ended February 28, 2009 of approximately $5,263,000. The principal components of the current period amount were: impairment of  investment in affiliated company of approximately $1,114,000, impairment of intangibles and goodwill of approximately $4,627,000, reserve for loan loss of approximately $1,013,000 and amortization and depreciation of approximately $526,000.  These increases were offset by: net loss of approximately $5,670,000, equity in earnings of affiliates of approximately $3,858,000 and changes in deferred income taxes of approximately $3,616,000.  The change in results over the prior period is mainly attributable to impairments, changes in deferred tax assets due to the losses of PDSG and reduction in income from PDS for the nine months ended February 28, 2010, as compared to the nine months ended February 28, 2009.

Cash Flows From Investing Activities

Cash provided by investing activities was approximately $8,430,000 and $4,130,000 for the nine months ended February 28, 2010 and 2009, respectively. The increase in cash provided by investing activities was mainly attributable to the redemption of our auction rate securities at a par value of $3,600,000 and a decrease in investments in affiliated companies.  Cash used during the nine months ended February 28, 2010, included approximately $73,000 in purchases of fixed assets, approximately $33,000 in purchases of Talis membership units, a $580,000 capital contribution to PDS and approximately $55,000 in note receivable advances to Avot and $1,950,000 in note receivable advances to TPL.

Cash Flows From Financing Activities

Cash used in financing activities for the nine months ended February 28, 2010, was approximately $158,000 as compared to cash provided by financing activities for the nine months ended February 28, 2009 of approximately $1,747,000.  For the nine months ended February 28, 2010, cash of approximately $166,000 was used to purchase common stock for treasury.  For the nine months ended February 28, 2009, cash of approximately $1,096,000 was used to purchase common stock for treasury and cash of approximately $416,000 was used to pay notes payable.  Cash received from financing activities during the nine months ended February 28, 2009, consisted of $3,000,000 received on our line of credit with Wedbush and $250,000 received by Holocom on their line of credit facility.

Capital Resources

Our current resources as of February 28, 2010, are expected to provide the funds necessary to support our operations through at least the next twelve months.

Contractual Obligations and Commitments

In September 2009, we entered into an agreement with Avot in which Avot will develop a software package for PDSG’s Vigilys product.  Terms of the agreement required PDSG to pay Avot four milestone payments of $50,000 each on September 1, October 1, November 1 and December 1, 2009.  In connection with the agreement, Avot issued us 1,000,000 warrants to purchase shares of Avot’s common stock ,with an exercise price of $0.05 per share and a 36 month exercise period.  The warrants were issued in four 250,000 installments consistent with the milestone payments.  On December 22, 2009, PDSG paid Avot the final $50,000 pursuant to terms of the agreement.

By the terms of his employment contract, our CFO, who also currently serves as our interim CEO, is eligible to earn an annual bonus equivalent to 50% of his base salary.  In connection with management’s restructuring plan on October 5, 2009, our Compensation Committee determined that this bonus would be payable at the end of the interim period.  The projected liability for such bonus is $145,875.

In connection with management’s restructuring plan, On October 7, 2009, we entered into a Separation Agreement with our former CEO which requires us to pay his base salary for the  seven months following his departure (through May 2010) in exchange for a general release of claims against us.  At February 28, 2010, the current balance of the liability is $58,471.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“ FASB”) revised the authoritative guidance for the consolidation of variable interest entities.  The objective of this authoritative guidance is to improve financial reporting by enterprises involved with variable interest entities.  The revised authoritative guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  We will adopt this guidance on June 1, 2010, and have not determined the effect of the adoption on our consolidated financial statements.

In July 2009, the FASB revised the authoritative guidance relating to software revenue recognition to exclude all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. The revised authoritative guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year provided it has not previously issued financial statements for any period within that year. We expect to adopt this guidance on June 1, 2011, and have not determined the effect of the adoption on our consolidated financial statements.

In September 2009, the FASB revised the authoritative guidance for revenue arrangements with multiple deliverables.  This revised authoritative guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by  the company itself or other vendors. This revised authoritative guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This revised authoritative guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. Early adoption is permitted at the beginning of a company’s fiscal year. We will adopt this guidance on June 1, 2010, and have not determined the effect of the adoption on our consolidated financial statements.

Risk Factors

We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock. We believe the following to be our most significant risk factors as of the date this report is being filed. The risks and uncertainties described below are not the only ones we face.  Please refer to our risk factors contained in our Form 10-K for the year ended May 31, 2009, for additional factors.

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

We Are Dependent Upon A Joint Venture In Which Our Role Is Of A Passive Nature For Substantially All Of Our Income

In June 2005, we entered into a joint venture with TPL, pursuant to which TPL is responsible for the licensing and enforcement of our microprocessor patent portfolio. This joint venture has been the source of  substantially all of our income since June 2005. Therefore, in light of the absence of significant revenue from other sources, we should be regarded as entirely dependent on the success or failure of the licensing and prosecution efforts of TPL on behalf of the joint venture, and the ability of TPL to obtain capital when necessary to fund its operations.  In December 2009 and January 2010, we provided operational funding by loaning TPL $950,000 and $1,000,000, respectively.  The $1,000,000 note which was due to be repaid by February 28, 2010 is currently in default, and we have provided a full allowance against this receivable.  We do not anticipate making additional loans to TPL, and its ability to access liquidity from other sources is not certain.

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

Disruptions In The Debt And Equity Markets Will Have An Adverse Affect On Our Ability To Obtain Funding

The debt and equity markets have been experiencing volatility and disruption for several fiscal periods.  These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk, and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.  The cost of accessing the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and reduced or ceased to provide funding to borrowers.  Adverse changes in the economy could limit our ability to obtain financing from debt or equity sources or could adversely affect the terms on which we may be able to obtain any such financing for our operating activities and acquisitions.  See Part I – Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Liquidity.” in this report on Form 10-Q for more information.

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

A Significant Portion Of Our Investments Are Currently Illiquid, Which May Impact Our Acquisition Strategy And/Or Operating Results

Our long-term investment in marketable securities balance consists of auction rate securities with a par value of approximately $8 million as of the date of this filing, which at present are highly illiquid. In the event we need immediate access to these funds, we will not be able to sell these investments at par value. These instruments are expected to remain illiquid until a future auction of these investments is successful, buyers are found outside of the auction process, or they are redeemed by the issuing agencies. We have partially offset the consequences of this illiquidity by securing a line of credit collateralized by the auction rates securities; however the amount we can borrow against our collateral is limited by the FINRA. In the event these securities are deemed to be permanently impaired, we will be required to take a charge to operations in recognition of this impairment.

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

Auction Rate Securities

Our exposure to market risk for changes in interest rates relates primarily to our auction rate securities.  During the fiscal year ended May 31, 2009, investment banks were reporting an inability to successfully obtain subscribers for high credit quality auction rate securities.  As of the date of this filing, we held such auction rate securities with a par value totaling $8 million that failed to sell at auction. During June 2009, September 2009 and December 2009, auction rate securities with a par value of $750,000, $2,500,000 and $350,000, respectively, were redeemed by the issuers at par value.  In the event we need to access funds invested in these auction rate securities we will not be able to liquidate these securities until a future auction of these securities is successful, they are refinanced and redeemed by the issuers, or a buyer is found outside of the auction process.  The investments consist of student loan auction rate instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (“FFELP”).  These investments are of high credit quality and the AAA credit ratings of the investments have been reaffirmed since February 2010.  These instruments are collateralized in excess of the underlying obligations, are insured by the various state educational agencies, and are guaranteed by the Department of Education as an insurer of last resort.

At February 28, 2010, the fair value of our auction rate securities was estimated at $7.4 million based on a valuation by Houlihan Smith & Company, Inc.  We recorded the net temporary valuation adjustment of $393,079 in other comprehensive income, which represents the gross valuation adjustment of $658,969, net of the related tax benefit of $265,890.  We have concluded that the unrealized losses on these investments are temporary because (i) we believe that the decline in market value and absence of liquidity that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) we do not intend to sell our auction rate securities before we are able to recover our cost basis and it is more likely than not that we will not have to sell our auction rate securities before recovery of our cost basis.  Since this valuation adjustment is deemed to be temporary, it did not affect our earnings for the three and nine months ended February 28, 2010 and 2009.

We are not currently able to predict how long these investments will remain illiquid, and as such, they have been classified as long-term investments in marketable securities in the accompanying consolidated balance sheets at February 28, 2010 and May 31, 2009.

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

During June 2008, we obtained a credit facility which provides for financing up to 50% of the par value balance of our outstanding auction rate securities. The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee, and when drawn upon will bear interest at the federal funds rate plus 3%.  On October 14, 2008, we drew $3,000,000 on the credit facility.

Item 4. Controls and Procedures

Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of February 28, 2010, the end of the period covered by this report, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e)).  This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of February 28, 2010, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

After evaluation, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, we have determined that there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities:

During the quarter ended February 28, 2010, we issued warrants to purchase 25,000 shares of our common stock on January 25, 2010, at an exercise price of $0.15, in order to settle a claim against us. The issuance of such securities was made as a private placement under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Purchases of equity securities by the issuer and affiliated purchasers:

On April 28, 2006, our Board of Directors authorized a stock repurchase program.  We commenced the program in July 2006 and plan to repurchase outstanding shares of our common stock on the open market from time to time.  As part of the program, we purchased 852,847 shares of our common stock in open market transactions at an aggregate cost of $125,329 during the three months ended February 28, 2010.

Following is a summary of all repurchases by us of our common stock during the three month period ended February 28, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs

December 1 – 31, 2009	115,312	$0.17	115,312
January 1 – 31, 2010	591,335	$0.14	591,335
February 1 – 28, 2010	146,200	$0.14	146,200
Total	852,847	$0.15	852,847

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

At our fiscal 2009 Annual Meeting of Shareholders held on January 28, 2010, the following individuals were elected to the Board of Directors of the Company: Carlton M. Johnson, Jr., Helmut Falk, Jr., Gloria H. Felcyn, Donald E. Schrock and Dharmesh Mistry.

The following proposals were approved at our Annual Meeting of Shareholders:

1.  Proposal to ratify management’s selection of KMJ Corbin & Company LLP as our independent auditors:

Votes For	Votes Against	Votes Abstaining
302,021,274	26,789,475	5,508,620

On July 1, 2009, the SEC approved a proposal prohibiting discretionary voting by brokers of shares held by their customers in street name in uncontested elections of directors effective for shareholder meetings beginning in 2010.  Brokers may continue to vote as they wish on routine matters (such as ratification of auditors) on behalf of their beneficial owner customers provided the customer has not given specific voting instructions to the broker at least 10 days before a scheduled meeting.

The results of the SEC’s July 2009 action are reflected in the difference between voting totals for our ratification of auditors proposal as compared to the voting totals for our election of directors proposal.

2.  Election of Directors:

Director	Votes For	Votes Abstaining and/or Against
Carlton M. Johnson, Jr.	47,635,901	43,155,665
Helmut Falk, Jr.	48,915,455	41,876,111
Gloria H. Felcyn	48,582,583	42,208,983
Donald E. Schrock	67,649,501	23,100,290
Dharmesh Mistry	71,319,001	19,472,565

Material Changes to Procedures to Nominate Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors where such changes have been implemented after we last provided disclosure regarding the same.

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

3.7	Bylaws of the Company, incorporated by reference to Exhibit 3.7 to our Current Report on Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

23.1*	Consent of Independent Valuation Firm

31.1*	Certification of Clifford L. Flowers, Interim CEO, pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Clifford L. Flowers, CFO, pursuant Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Clifford L. Flowers, Interim CEO and CFO, pursuant to Section 1350 of Chapter 63 Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: April 9, 2010	PATRIOT SCIENTIFIC CORPORATION /S/ CLIFFORD L. FLOWERS Clifford L. Flowers Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)