Form 10-K
period 2010-05-31
PATRIOT SCIENTIFIC CORP
filed 2010-08-16
CIK 836564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.00001 par value
___________________
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Approximate aggregate market value of the registrant’s common stock held by non-affiliates on November 30, 2009 was $73,055,177 based on a closing price of $0.18 as reported on the OTC Electronic Bulletin Board system.

On July 31, 2010, 408,552,671 shares of common stock, par value $0.00001 per share were outstanding.

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

These forward-looking statements are subject to certain risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to:

-	the uncertainty of the effect of pending legislation
-	the uncertainty of patent and proprietary rights
-	uncertainty as to royalty payments and indemnification risks
-	trading risks of low-priced stocks, and
-
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

The Company

Patriot Scientific Corporation (the “Company”, “PTSC”, “we”, “us”, or “our”) has developed a number of innovative technologies throughout our history.  Today we pursue two distinct technology enabled business strategies.  First, we are an intellectual-property licensing company with several patents (described below) covering the design of microprocessor chips. Chips with our patented technology are used throughout the world in products ranging from computers and cameras to printers, automobiles and industrial devices.  We pursue the commercialization of our patented microprocessor technologies through broad and open licensing and by litigating against those who may be infringing on our patents.  Secondly, through businesses and technologies that we have acquired, we provide data sharing and secure data solutions to meet the demands of an increasingly connected world.  Our integrated core intelligence solution is targeted to address the critical data/information sharing needs of the Department of Homeland Security, the Department of Justice, and federal, state, and local public safety and law enforcement agencies.

Our business address is 6183 Paseo del Norte, Suite 180, Carlsbad, California 92011; our main telephone number is (760) 547-2700. Our internet website page is located at http://www.ptsc.com. All of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our internet website.  The information on, or that can be accessed through, our website is not part of this Annual Report.

PTSC is a corporation organized under Delaware law on March 24, 1992, and is the successor by merger to Patriot Financial Corporation, a Colorado corporation, incorporated on June 10, 1987. In June 2005, we entered into a joint venture agreement with Technology Properties Limited, Inc. (“TPL”) to form Phoenix Digital Solutions, LLC (“PDS”). During February 2007, we acquired the preferred stock of Holocom, Inc. (formerly known as Scripps Secured Data, Inc.) (“Holocom”) a company located in San Diego, California that develops and manufactures network-security hardware to government, military, and other high-security facilities.  During May 2008, we acquired a minority ownership interest in Talis Data Systems, LLC (“Talis”), a Delaware LLC that produces multi-domain computer networking hardware.  During the third quarter of fiscal 2010, Talis was dissolved.  In September 2008, we acquired Patriot Data Solutions Group, Inc. formerly known as Crossflo Systems, Inc. (“PDSG”) our wholly-owned subsidiary engaged in data-sharing services and products primarily in the public safety/government sector.  During the fiscal year 2009, we acquired preferred shares of Avot Media, Inc. (“Avot”) an innovator of video transcoding and near real-time streaming to web-enabled mobile devices.  During March 2010, Avot sold substantially all of its assets.

PDSG is a segment of our business, and Holocom was a segment of our business until April 30, 2009.  Refer to the Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K for more information as well as footnote 20 to our consolidated financial statements for more information regarding these segments.

Our Technology

General Background. Throughout our history, we have developed a number of innovative technologies for a variety of industries. We’re best known for our microprocessors, including the ShBoom, Ignite, and PSC-1000 families of chips, and for the Moore Microprocessor Patent (“MMP”) portfolio of intellectual property surrounding them. These chips and their underlying innovations were created through a combination of in-house development and acquired technology.

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

Patent Description. Over the years we’ve developed a number of innovative technologies that have been embodied in our own products and, through licensing, into other companies’ products. Many of these patented technologies are available under the MMP portfolio. The MMP portfolio includes several U.S. patents as well as their European and Japanese counterparts. Some highlights of the patent portfolio are:

●
US 5,809,336 (the “’336 patent”).  The ’336 patent covers an early and seminal approach to making microprocessor chips go faster. It allows the “core” of the microprocessor to run at a different speed (usually faster) than the rest of the chip. There are many advantages to this, including higher performance, lower power consumption, and simpler manufacturing.

●
US 5,784,584 (the “’584 patent”).  The ’584 patent covers an important method for a microprocessor chip to fetch multiple instructions at once. Like speed reading, multiple-instruction fetch allows a chip to get more done in less time - a valuable technique.

●
US 6,598,148 (the “’148 patent). The ’148 patent describes on-chip oscillators (clocks) and covers multi-core and multi-processor implementations - important factors in today’s high-end microprocessor chips.

Our Partners and Affiliates

Phoenix Digital Solutions, LLC. On June 7, 2005, we entered into a Master Agreement (the “Master Agreement”) with Technology Properties Limited, Inc. (“TPL”), and Charles H. Moore, an individual (“Moore”). We, TPL and Moore were parties to certain lawsuits filed by us alleging infringement (the “Infringement Litigation”) of the seven U.S. patents issued dating back to 1989 on our microprocessor technology (the “Microprocessor Patents”) and a lawsuit also filed by us alleging claims for declaratory judgment for determination and correction of inventorship of the Microprocessor Patents (the “Inventorship Litigation”). The transactions described in the Master Agreement and related agreements (the “Transactions”) included the settlement or dismissal of the Inventorship Litigation.

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

●
We issued warrants to TPL which were exercised by TPL in September 2007, to acquire shares of our common stock, $0.00001 par value (“Common Stock”). 1,400,000 warrants were exercisable upon issue; 700,000 warrants became exercisable when our Common Stock traded at $0.50 per share; an additional 700,000 warrants became exercisable when our Common Stock traded at $0.75 per share; and an additional 700,000 warrants became exercisable when our Common Stock traded at $1.00 per share, all such vesting having been achieved as of the date of this filing.

●
We agreed with TPL and Moore to indemnify each other for, among other things, any inaccuracy or misrepresentation in any representation or warranty contained in the Master Agreement, any breach of the Master Agreement, certain liabilities relating to the respective interests of each of us in the Microprocessor Patents and the Transactions, and certain tax liabilities.

Pursuant to the Commercialization Agreement, PDS granted to TPL the exclusive right to grant licenses and sub-licenses of the Microprocessor Patents and to pursue claims against violators of the Microprocessor Patents, in each case, on behalf of PDS, us, TPL and Moore, and TPL agreed to use reasonable best efforts to commercialize the Microprocessor Patents in accordance with a mutually agreed business plan. Pursuant to the Commercialization Agreement, PDS agreed to a reimbursement policy with regard to TPL’s expenses incurred in connection with the commercialization of the Microprocessor Patents. All proceeds generated by TPL in connection with the commercialization of the Microprocessor Patents are paid directly to PDS.  From the inception of the Commercialization Agreement to May 31, 2010, gross license revenues to PDS totaled $273,833,235.

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

In April 2010, we filed actions against TPL for default on their note receivable with us and for breach of the Commercialization Agreement.  See Part 1, Item 3. “Legal Proceedings” in this Annual Report for more information.

Holocom, Inc. (formerly known as Scripps Secured Data, Inc). On March 27, 2007, we entered into a revolving line of credit with Holocom, a company that manufactures products that protect information and data transmitted over secured networks. Previously, we maintained an unconsolidated equity investment in Holocom. We determined that the line of credit transaction caused us to become the primary beneficiary under the Financial Accounting Standards Board’s (“FASB”) authoritative guidance for consolidation of variable interest entities and as such we were required to consolidate variable interest entities for which we are deemed to be the primary beneficiary.  On August 29, 2008 Holocom paid us $75,000, the remaining balance due on the line of credit and provided us notice effectively terminating the line of credit on August 29, 2008.

During July 2008, Holocom obtained a credit facility for up to $300,000 from a third party, the credit facility term extended to May 1, 2009, and was guaranteed by us.  As a result of our guarantee on the third party credit facility, we maintained a variable interest in Holocom.  Upon expiration of the credit facility on May 1, 2009 we deconsolidated Holocom as we were no longer deemed to be the primary beneficiary.

Management has determined that the inability of Holocom to meet its business plan, raise capital, and the general economic environment are indicators of impairment on our investment.  Accordingly, at May 31, 2010, we wrote off our investment in the preferred stock of Holocom, amounting to a $435,182 write off.

Holocom was an operating segment of our business for the periods in which we were required to consolidate (March 27, 2007 through April 30, 2009). Refer to footnote 20 of our consolidated financial statements for disclosures about this operating segment.

Talis Data Systems, LLC.  On May 16, 2008 we acquired a 15.09% equity share in Talis, a company that produced multi-domain computer and network security products for sale to government, military, and enterprise customers. Talis developed and marketed PCs incorporating its Datagent security device, a patented, hardware based data security solution that avoided the vulnerability of software–based approaches.

Throughout fiscal 2009 and during the first quarter of fiscal 2010, we increased our equity investment in Talis to 39.4% as a result of purchasing additional membership units offered by Talis, as well as acquiring membership units from minority members which included the acquisition of all Talis membership units previously held by Holocom. The acquisition of Talis membership units previously owned by Holocom was made for $100,000 in cash and a reduction on their outstanding line of credit of $219,000.

The inability of Talis to meet its business plan, raise capital, and the general economic environment were indicators of impairment on our investment.  Accordingly at August 31, 2009, management determined that our investment in Talis was impaired by approximately $680,000.  During the third quarter of fiscal 2010 Talis was dissolved.

Avot Media, Inc.  Avot was an innovator of video transcoding and near real-time streaming to web-enabled mobile devices.  During the quarter ended August 31, 2008, we invested an aggregate of $1,300,000, including conversion of a note receivable in the amount of $250,000, to obtain 14,444,444 shares of Series B preferred stock issued by Avot, representing 53.3% of the Series B preferred stock and 37.1% of all Avot’s preferred shares issued and outstanding.  On March 12, 2009, we entered into a secured revolving loan note with Avot for $500,000.  The note bore interest at a rate of 8% and was due December 12, 2009.  During fiscal 2009 and 2010 we wrote off our investment in Avot as management determined that our investment was impaired due to Avot’s inability to meet its business plan, to raise capital, and the general economic environment. During March 2010, Avot sold substantially all of its assets and we collected our $500,000 note.

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

We have seven U.S. patents issued dating back to 1989 on our microprocessor technology. We have one microprocessor technology patent issued in five European countries and one patent issued in Japan. These patents in the U.S and overseas are currently set to expire between 2012 and 2015.  We may file additional applications under international treaties depending on an evaluation of the costs and anticipated benefits that may be obtained by expanding possible patent coverage. In addition, we have one U.S. patent issued on ground-penetrating radar technology and one U.S. patent issued on one of the communications products.

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

We have one U.S. patent on our ground-penetrating radar technology, which is currently set to expire in 2011. No foreign application has been made. There are a large number of patents owned by others in the radar field generally and in the field of ground-penetrating radar specifically. Accordingly, although we are not aware of any possible infringement and have not received any notices of claimed infringement, we may receive such claims in the future.

In November, 2004, we filed a patent application for “Remote Power Charging of Electronic Devices” with assignment to Patriot Scientific Corporation.

During fiscal 2009, we finalized an agreement with NuPower Semiconductor whereby we became co-assignees of a total of seven U.S. patents (five of which had issued and two of which had notices of allowance) related to power management for microprocessor based systems.  The agreement is effective until November 30, 2010.  The assignment was final in fiscal 2010 with the United States Patent and Trademark Office (“USPTO”) following the final issuance of the remaining two patents.  These patents are currently set to expire between 2026 and 2029.

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

Research and Development

During fiscal years 2010 and 2009, we incurred $1,503,724 and $510,848, respectively, of research and development expenses related to PDSG technologies.  We did not incur research and development expenditures for the fiscal year ended May 31, 2008.

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

CDX is accessed via a web-based interface used to define publications (sources) and subscriptions (targets), and includes a powerful data-transformation mapper. The mapper offers an intuitive "drag and drop" interface, a rich set of transformation objects, and the ability to connect to web services. It also possesses powerful features for exporting data in the appropriate form to be used immediately by other applications including Geospatial Information System (GIS) programs, intelligence analysis programs, emergency management applications, and case management systems. Further, CDX handles complex schema constructs with ease and supports federated, scheduled, and triggered message exchanges.

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

In March 2010 a re-architected version of CDX was completed (CDX 4).  Significant additions include the CDX ExchangeBuilder, which is designed to generate National Information Exchange Model (NIEM) conforming Information Exchange Package Documents (IEPDs), significantly reducing the cost and time it takes to specify and deploy standards-based data exchanges.  CDX 4 includes the CDX Portal, a secure, end-user interface designed for justice personnel.  Built on the Global Federated Identity and Privilege Management (GFIPM) framework, the CDX Portal enables agencies to control and manage access to an exchange’s applications and data services. These data services can include federated queries of information residing in disparate data sources integrated by CDX, or services hosted by third party applications already owned by agencies.   The Crossflo DataExchange® is a fully integrated suite of tools, but customers can decide if and when they wish to add individual modules, so an affordable solution can be configured for each client’s specific needs. This will enable agencies of different sizes, with different resources, to choose between a tool such as CDX ExchangeBuilder to design IEPDs, a CDX DataExchange base package for a standard exchange, or a CDX DataExchange enterprise solution to enable large scale exchanges incorporating CDX Portal and multiple data services.

Vigilys Commander™, Vigilys Mobile™. Vigilys is a Tactical Operations System that bridges the information gap among field personnel and the operations center. Critical decisions impacting loss of life and property damage are made in the field during the first minutes of an incident. It is imperative for comprehensive, immediate, actionable, and relevant information to be delivered to and from the field during that critical time period for better decision-making, resource allocation and mission execution. Vigilys orchestrates and delivers real-time, incident-specific information graphically during those first few minutes, and as an incident unfolds, for improved situational awareness and response. Through its service oriented architecture and automated business processes, Vigilys presents information in a geospatial Tactical Common Operating Picture (“TCOP”), and provides tactical tools for dynamic updates. As the TCOP is updated, this information is shared in real-time among authorized users for collaboration and resource management. The TCOP provides a visualization layer of the incident action plan based on inputs from field responders as well as from data collected from CDX. Vigilys can deliver the TCOP to authorized users via a web browser, and on touch screen enabled mobile or laptop computers. This combination of data mediation and real-time, map-based display provides a new level of situational awareness to first responders and emergency managers.  On August 1, 2010, we sold the Vigilys technology.  See footnote 21 to our consolidated financial statements for more information.

Sales and Marketing

During the fiscal year ended May 31, 2009, we sold the remainder of our microprocessor chip inventory.  We did not actively market the microprocessor chips in our Ignite product line. All of our sales for fiscal years ended May 31, 2010 and 2009 and 2008 were to domestic customers with the exception of PDSG which has a CDX hosting arrangement with a customer in Japan.

PDSG markets its products and services to domestic federal and state governmental agencies through direct contracts and via partnerships with prime contractors.  During fiscal year 2009, PDSG was awarded a United States General Services Administration Schedule Information Technology contract to offer selected products and services including its CDX software solution.

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

Dependence Upon Single Customers

Ten percent (10%) or more of our consolidated product sales were derived from shipments to the following Holocom customers for the fiscal years ended May 31 as follows:

	2009	2008
Customer A	$1,907,499	$1,354,494
Customer B	$706,553	$889,724
Customer C	-	$370,301
Customer D	$1,091,467	-

Ten percent (10%) or more of our consolidated license and service revenues were derived from sales to the following PDSG customers for the fiscal year ended May 31 as follows:

2010
Customer A	$281,141
Customer B	$106,064

We had no backlog orders as of May 31, 2009 or 2008.  As of May 31, 2010, our backlog is $268,103 which consists of contracts executed with customers during the current fiscal year which will not be completed by May 31, 2010.

Most of our net income for the years ended May 31, 2010, 2009 and 2008, was attributable to our equity in the earnings of our unconsolidated affiliate, PDS.

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

Employees

At May 31, 2010, we have seventeen employees. All employees are full time. We also engage consultants and part-time persons, as needed.

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

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Materials filed with the SEC can be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings are available to the public at the website maintained by the SEC, http://www.sec.gov. We also make available, free of charge, through our web site at www.ptsc.com, our reports on Forms 10-K, 10-Q, and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with or furnished to the SEC.  The information on, or that can be accessed through, our website is not part of this Annual Report.

ITEM 1A.	RISK FACTORS

We urge you to carefully consider the following discussion of risks as well as other information contained in this Form 10-K. We believe the following to be our most significant risk factors as of the date this report is being filed. The risks and uncertainties described below are not the only ones we face.

We Have Initiated Legal Proceedings Against Our Joint Venture Partner Which Could Adversely Affect Our Relationship With Them And Our Receipt Of Licensing Revenues.

Under our joint venture arrangement with TPL, TPL is responsible for the licensing and enforcement of our microprocessor patent portfolio.  In April 2010 we filed two actions against TPL (and with respect to one action, another defendant) alleging breach of a $1 million promissory note issued to us by TPL and other causes of action, as more particularly described below under Part I, Item 3. "Legal Proceedings" in this Annual Report.  Because we are wholly dependent on TPL to secure licensing revenues with respect to our microprocessor patent portfolio, which revenues have represented substantially all of our income since June 2005, the commencement of these adversarial proceedings against TPL could have an adverse affect on our continued relationship with TPL and its ability to effectively negotiate licenses or enforce our rights with respect to our microprocessor patent portfolio, which in turn could adversely affect our revenues and financial condition.

We Have Reported Licensing Income For The Fiscal Years 2010, 2009 And 2008 Which May Not Be Indicative Of Our Future Income.

We have entered into license agreements through our joint venture with TPL and have reported licensing income as a result of this activity for the fiscal years 2010, 2009 and 2008. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, potential adverse outcomes associated with USPTO re-examinations, and the possible effect of new judicial interpretations of patent laws, we may not receive revenues from such agreements in the future consistent with amounts received in the past, and we may not receive future revenues from license agreements at all.

We Are Dependent Upon A Joint Venture In Which Our Role Is Of A Passive Nature For Substantially All Of Our Income.

In June 2005, we entered into a joint venture with TPL, pursuant to which TPL is responsible for the licensing and enforcement of our microprocessor patent portfolio. This joint venture has been the source of substantially all of our income since June 2005. Therefore, in light of the absence of significant revenue from other sources, we should be regarded as entirely dependent on the success or failure of the licensing and prosecution efforts of TPL on behalf of the joint venture, and the ability of TPL to obtain capital when necessary to fund its operations.  In December 2009 and January 2010, we provided operational funding by loaning TPL $950,000 and $1,000,000, respectively.  The $1,000,000 note which was due to be repaid by February 28, 2010 is currently in default, and we have provided a full allowance against this receivable.  On July 15, 2010, we received $1,003,095 from PDS for payment on the $950,000 note issued in December 2009.  We do not anticipate making additional loans to TPL, and its ability to access liquidity from other sources is not certain.  See Part 1, Item 3. “Legal Proceedings” in this Annual Report for more information.

A Successful Challenge To Our Intellectual Property Rights Could Have A Significant And Adverse Effect On Us.

A successful challenge to our ownership of our technology or the proprietary nature of our intellectual property could materially damage our business prospects. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. With respect to our core technologies, we currently have seven U.S. patents, one European patent, and one Japanese patent issued. Any issued patent may be challenged and invalidated. Patents may not be issued for any of our pending applications. Any claims allowed from existing or pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents.

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

We have been named as co-defendants in multiple lawsuits regarding the MMP Portfolio.  See footnote 19 to our consolidated financial statements and Part I, Item 3. “Legal Proceedings” in this Report on Form 10-K for more information.

Disruptions In The Debt And Equity Markets Will Have An Adverse Affect On Our Ability To Obtain Funding.

The debt and equity markets have been experiencing volatility and disruption for several fiscal periods.  These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk, and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.  The cost of accessing the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and reduced or ceased to provide funding to borrowers.  Adverse changes in the economy could limit our ability to obtain financing from debt or equity sources or could adversely affect the terms on which we may be able to obtain any such financing for our operating activities See Part II – Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Liquidity.” in this report on Form 10-K for more information.

Unstable Market And Economic Conditions May Have Serious Adverse Consequences On Our Business.

Our general business strategy may be adversely affected by the economic downturn and volatile business environment and continued unpredictable and unstable market conditions. A prolonged or profound economic downturn may result in adverse changes to our sales and pricing, which would harm our operating results. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon development plans. There is also a possibility that our stock price may decline further, due in part to the volatility of the stock market and the general economic downturn.

Changes In Our Relationships With Companies In Which We Hold Less Than A Majority Interest Could Change The Way We Account For Such Interests In The Future.

For our investment accounted for under the equity method (PDS), we record as part of other income or expense our share of the increase or decrease in the equity of this company in which we have invested.  Prior to the impairment, we accounted for our investment in Holocom on the cost basis.  It is possible that, in the future, our relationships and/or our interests in or with this equity method investee and our cost basis investee could change. Such potential future changes could result in deconsolidation or consolidation of such entities, as the case may be, which could result in changes in our reported results.

Exercise Of Warrants And Options May Have A Substantial Dilutive Effect On Our Common Stock.

If the current per share market price of our Common Stock at the time of exercise of any warrants or stock options is in excess of the various exercise prices of such securities, exercise of such securities would have a dilutive effect on our Common Stock. As of May 31, 2010, holders of our outstanding exercisable warrants and options would receive 5,325,108 shares of our Common Stock, absent any cashless exercise, at a weighted average exercise price of $0.46 per share. Any additional financing that we secure likely will require that we grant rights senior to those of our Common Stock which may result in substantial dilution of the existing ownership interests of our common stockholders.

We May Issue Preferred Stock, And The Terms Of Such Preferred Stock May Reduce The Value Of Our Common Stock.

We are authorized to issue up to a total of 5,000,000 shares of preferred stock in one or more series. Our Board of Directors may determine whether to issue shares of preferred stock without further action by holders of our Common Stock. If we issue shares of preferred stock, it could affect the rights or reduce the value of our Common Stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. We continue to seek capital for our business, and this additional capital may be raised through the issuance of additional preferred stock.

If A Large Number Of Our Shares Are Sold All At Once Or In Blocks, The Market Price Of Our Shares Would Most Likely Decline.

Our shareholders are not restricted in the price at which they can sell their shares. Shares sold at a price below the current market price at which our Common Stock is trading may cause the market price of our Common Stock to decline.

A Significant Portion Of Our Investments Are Currently Illiquid, Which May Impact Our Operating Results.

Our long-term investment in marketable securities balance consists of auction rate securities with a par value of approximately $5.2 million as of the date of this filing, which at present are highly illiquid. In the event we need immediate access to these funds, we will not be able to sell these investments at par value. These instruments are expected to remain illiquid until a future auction of these investments is successful, buyers are found outside of the auction process, they are redeemed by the issuing agencies, or we prevail in our litigation against Deutsche Bank which may result in Deutsche Bank providing us liquidity alternatives. We have partially offset the consequences of this illiquidity by securing a line of credit collateralized by the auction rates securities; however the amount we can borrow against our collateral is limited by the Financial Industry Regulatory Authority (“FINRA”). In the event these securities are deemed to be permanently impaired, we will be required to take a charge to operations in recognition of this impairment.

The Market For Our Stock Is Subject To Rules Relating To Low-Priced Stock (“Penny Stock”) Which May Limit Our Ability To Raise Capital.

Our Common Stock is currently listed for trading in the FINRA OTC Bulletin Board Market and is subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Exchange Act. In general, the penny stock rules apply to non-NASDAQ or non-national stock exchange companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” on behalf of persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document, quote information, broker’s commission information and rights and remedies available to investors in penny stocks. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules, and as a result, the number of broker-dealers willing to act as market makers in such securities is limited. The “penny stock rules,” therefore, may have an adverse impact on the market for our Common Stock and may affect our ability to raise additional capital if we decide to do so.

Our Share Price Could Decline As A Result Of Short Sales.

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

Our Future Success Depends In Significant Part Upon The Continued Services Of Our Key Senior Management.

Our future success depends in significant part upon the continued services of our key senior management personnel. The competition for highly qualified personnel is intense, and we may not be able to retain our key managerial employees or attract and retain additional highly qualified technical and managerial personnel in the future. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. None of our employees are covered by key man life insurance policies

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease 3,289 square feet of office space located at 6183 Paseo Del Norte, Suite 180, Carlsbad, California. The facility is leased on a rolling 90 day commitment.

PDSG currently subleases offices located at 11260 El Camino Real, Suites 100 (3,676 square feet) and 102 (2,592 square feet), San Diego, California.  These facilities are subleased through December 2011.

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

The Acer case seeks declaratory relief that its products do not infringe enforceable claims of the '336, '584, ‘749, '148 patents and US 5,530,890 (the “890 patent”). The HTC case similarly seeks declaratory relief that its products do not infringe enforceable claims of those patents.  We allege counterclaims for patent infringement of the '336, '749, '148 and '890 patents against Acer and HTC.  On June 16, 2009, District Court Judge Jeremy Fogel stayed the HTC and Acer actions until September 18, 2009.  The stay has now been lifted and the cases are in the discovery and pre-claims construction phase.

On December 1, 2008, we, TPL and Alliacense, Ltd. were named as defendants in a lawsuit filed in the United States District Court for the Northern District of California by Barco, N.V.  The Barco case seeks declaratory relief that its products do not infringe enforceable claims of the '584, '749 and '890 patents.  We allege counterclaims for patent infringement of our '749, '890 and '336 patents.  On June 22, 2009, Judge Fogel also stayed the Barco case until September 18, 2009.  That stay has now been lifted and the case is deemed related to the Acer and HTC cases.  The case is now in the discovery and pre-claims construction phase.

On April 29, 2009, we, TPL, and Alliacense Ltd., were named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York by Sirius XM Radio, Inc.  The Sirius case seeks declaratory relief that its products do not infringe enforceable claims of our '749, '584, '890, '336 and '148 patents, and additionally two patents of TPL's "fast logic" portfolio which do not involve us.  The Sirius case was deemed related to the Acer, HTC and Barco cases.  A settlement of the Sirius action has been finalized and that action was dismissed on July 30, 2010.

In the HTC and Barco cases the parties have stipulated to non-infringement of the ‘584 patent and that patent will not be litigated in those cases.

Deutsche Bank Arbitration

On October 16, 2008, we initiated binding arbitration claims before FINRA against Deutsche Bank Securities, Inc., and affiliates ("DBSI") based on advisory services provided to us resulting in our purchases of auction rate securities ("ARS") and the failure of the ARS market in February 2008.  We experienced a loss of liquidity and other damages as a result and allege DBSI engaged in negligence and nondisclosure in providing us services.  DBSI has answered our claims, and an arbitration panel has been selected.  Document discovery has been initiated.  Some instruments have been repurchased by the issuers since the claim was filed (see Note 6).  The arbitration is scheduled to begin August 30, 2010.

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

On August 31, 2009, we initiated an arbitration proceeding before the American Arbitration Association against the three Crossflo principal officers who were signatories to the Merger Agreement alleging they provided false representations and warranties in the Merger Agreement and alleging nondisclosure of information about Crossflo during the due diligence process leading up to the merger.  Those three principal officers deny our claims and have filed counterclaims.  Briefing to determine the scope of counterclaims to be arbitrated is pending before the arbitrator.  The arbitration is scheduled to begin February 13, 2011.

TPL Litigation

On April 12, 2010, we filed an action against Technology Properties Limited LLC ("TPL") in San Diego Superior Court for breach of a promissory note of $1 million issued to us by TPL on January 12, 2010 and which became due and payable on February 28, 2010.  TPL has filed an answer and various defenses denying the claim.

On April 22, 2010 we filed a second action against TPL and Alliacense LLC in Santa Clara Superior Court alleging claims for breach of contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and interference with contract, constructive fraud, for preliminary and permanent injunctions and for an accounting.  The Action stemmed from TPL's notification of a license written in April 2010 which included a license of the MMP patents and other patent to use portfolios and technologies co-owned and potentially owned by TPL in the future.  We objected to the amount of license consideration allocated to the MMP patent license as too low relative to the other license components.

On April 26, 2010, the Court granted our application for a Temporary Restraining Order ("TRO") precluding TPL from executing any license of the MMP patents without providing us five business days' notice of the proposed MMP license and any other proposed license with the licensor, in order to allow us time to seek redress if we are dissatisfied by the proposed licenses.  At that time, TPL filed motions to seal the file and to bar press releases commenting on the contents of the court file, and a motion to compel private arbitration of the dispute.

The Court granted the motion to seal provisionally until TPL's motions were fully briefed and argued and set a hearing on our request that the TRO become a Preliminary Injunction through trial.

Following this, the parties entered into negotiations to restructure their relationship by providing generally for PDS and PTSC oversight of Alliacense operations and to finance Alliacense's operations in pursuit of MMP licensing.  Those negotiations proceeded for nearly three months.  While the negotiations were underway, the parties stipulated to postpone the briefing on the motions several times.  Those negotiations failed and are not continuing.  However TPL stipulated on August 3, 2010 that the TRO already in place would become a Preliminary Injunction.  On August 12, 2010, the Court considered defendants' request to seal the file indefinitely and to compel private arbitration of the dispute and denied both Motions. On August 13, 2010 the Court provisionally allowed some file redactions pursuant to a Motion filed by TPL and will decide the appropriateness of those redactions on September 30, 2010.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently listed for trading in the FINRA Over-The-Counter Bulletin (“OTC”) Board Market under the symbol PTSC.  Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for our shares has been sporadic and at times very limited.

The following table sets forth the high and low closing bid quotations for our Common Stock for the fiscal years ended May 31, 2010 and 2009.

	BID QUOTATIONS
	HIGH	LOW
Fiscal Year Ended May 31, 2010
First Quarter	$0.18	$0.11
Second Quarter	$0.36	$0.14
Third Quarter	$0.19	$0.12
Fourth Quarter	$0.15	$0.09

	HIGH	LOW
Fiscal Year Ended May 31, 2009
First Quarter	$0.30	$0.17
Second Quarter	$0.24	$0.10
Third Quarter	$0.17	$0.10
Fourth Quarter	$0.15	$0.08

On July 31, 2010 the closing price of our stock was $0.20 and we had approximately 695 shareholders of record. Because most of our Common Stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy

On February 22, 2007, our Board of Directors adopted a semi-annual dividend payment policy, subject to determination by our Board of Directors in light of our financial condition, other possible applications of our available resources, and relevant business considerations.  We paid no dividends during the fiscal years ended May 31, 2010 and 2009.

Equity Compensation Plan Information

Our stockholders previously approved each of our 2001, 2003 and 2006 Stock Option Plans. The following table sets forth certain information concerning aggregate stock options authorized for issuance under our 2001, 2003 and 2006 Stock Option Plans as of May 31, 2010. For a narrative description of the material features of the plans, refer to footnote 17 of our consolidated financial statements.

Shares of Common Stock issuable on the exercise of warrants have not been approved by our stockholders. This item has been segregated in the table below under the item “Equity award plan not approved by security holders”.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,637,917	$0.42	8,709,487
Equity award plan not approved by security holders	325,000	$0.53	—
Total	5,962,917		8,709,487

The securities in the equity award plan not approved by stockholders above, consist of warrants to purchase 300,000 shares of common stock at exercise prices of $0.20 to $1.00 per share issued to our past investor relations firm in exchange for services as specified in their engagement contract and a warrant to purchase 25,000 shares of our common stock at an exercise price of $0.15 per share issued in connection with a legal settlement.

The number of securities available for future issuance under our stock option plans is as follows at May 31, 2010: 2001 Stock Option Plan 599,000 shares, 2003 Stock Option Plan 2,623,404 shares, 2006 Stock Option Plan 5,487,083 shares.

Company Stock Price Performance

The stock price performance graph below will not be deemed to be incorporated by reference into any of our filings by any general statement incorporating information into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed soliciting material or filed under the Securities Act or the Exchange Act.

The following graph compares the five-year cumulative total return on our common stock to the total returns of 1) NASDAQ Composite Index and 2) Philadelphia Semiconductor Index.  This comparison assumes in each case that $100 was invested on May 31, 2005 and all dividends were reinvested.  Our fiscal year ends on May 31.

	2005	2006	2007	2008	2009	2010
Patriot Scientific Corporation	$100	$677	$367	$194	$86	$65
NASDAQ Composite Index	100	105	126	122	86	109
Philadelphia Semiconductor Index	100	108	114	97	63	83

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On April 28, 2006 our Board of Directors authorized a stock repurchase program. We commenced the program in July 2006 and plan to repurchase outstanding shares of our Common Stock on the open market from time to time. We repurchased Common Stock during the fourth quarter of fiscal year 2010 using available cash resources as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
March 1 - 31, 2010	108,996	$0.15	108,996
April 1 - 30, 2010	285,116	$0.12	285,116
May 1 - 31, 2010	181,493	$0.10	181,493
Total	575,605	$0.12	575,605

The repurchase plan has no maximum number of shares and is solely at the discretion of the Board of Directors. The repurchase plan has no set expiration date.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below for the fiscal years ended May 31, 2010, 2009 and 2008 and as of May 31, 2010 and 2009, is derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with the section herein entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below for the fiscal years ended May 31, 2007 and 2006 and as of May 31, 2008, 2007 and 2006, are derived from our audited consolidated financial statements that are contained in reports previously filed with the Securities and Exchange Commission, not included herein. The following items materially affect the comparability of the information provided in the charts below:  For the fiscal years ended May 31, 2010 and 2009, the consolidated financial information includes our wholly-owned subsidiary PDSG which we acquired on September 1, 2008.  Holocom is included in the consolidated financial information for the fiscal years ended May 31, 2009, 2008 and 2007 and Talis is included in the equity in earnings of affiliated companies for the fiscal years ended May 31, 2010, 2009 and 2008.

Revenue from PDS presented as the major component of equity in earnings of affiliated companies in the table below may not be indicative of our future financial condition or results of operations.

Summary Consolidated Financial Information

	Fiscal Years Ended May 31,
Statement of operations data:	2010	2009	2008	2007	2006

Net sales	$567,934	$5,354,722	$3,708,218	$638,784	$10,309,709
Operating income (loss)	$(12,764,015)	$(7,041,630)	$(5,607,632)	$(14,763,839)	$3,911,640
Equity in earnings of affiliated companies	$4,461,483	$9,704,669	$19,917,769	$48,965,084	$27,848,363
Net income (loss) attributable to PTSC	$(6,679,821)	$881,509	$9,388,321	$23,691,187	$28,672,688
Basic income (loss) per common share	$(0.02)	$-	$0.02	$0.06	$0.09
Diluted income (loss) per common share	$(0.02)	$-	$0.02	$0.06	$0.07
Weighted average number of common shares outstanding - basic	407,051,407	403,098,012	390,956,153	378,036,989	316,100,499
Weighted average number of common shares outstanding - diluted	407,051,407	405,854,064	397,485,699	413,599,373	412,963,173
Cash dividends declared and paid per share	$—	$—	$—	$0.02	$0.06

	May 31,
Balance sheet data:	2010	2009	2008	2007	2006

Cash and cash equivalents	$10,340,110	$6,206,868	$6,424,015	$21,605,428	$3,984,240
Total assets	$27,415,681	$33,726,952	$25,431,902	$34,414,629	$12,071,667
Long-term obligations	$3,122,144	$3,041,577	$1,085,181	$12,222,944	$-
Total liabilities	$4,063,751	$4,076,061	$2,014,719	$14,243,738	$1,244,116
Stockholders’ equity	$23,351,930	$29,650,891	$23,301,777	$20,170,891	$10,827,551

	Fiscal Quarters Ended
Quarterly statement of operations data for	August 31,	November 30,	February 28,	May 31,
fiscal 2010 (Unaudited):	2009	2009	2010	2010
Net sales	$97,035	$66,416	$183,474	$221,009
Gross profit (loss)	$(141,636)	$(3,710,739)	$94,670	$124,654
Net loss attributable to PTSC	$(1,985,079)	$(2,746,620)	$(938,271)	$(1,009,851)
Basic income (loss) per common share	$-	$(0.01)	$-	$-
Diluted income (loss) per common share	$-	$(0.01)	$-	$-
Weighted average number of common shares outstanding - basic	407,484,967	407,429,202	407,006,768	406,287,823
Weighted average number of common shares outstanding - diluted	407,484,967	407,429,202	407,006,768	406,287,823

	Fiscal Quarters Ended
Quarterly statement of operations data for	August 31,	November 30,	February 28,	May 31,
fiscal 2009 (Unaudited):	2008	2008	2009	2009
Net sales	$1,358,646	$1,875,261	$1,410,201	$710,614
Gross profit	$774,393	$798,454	$562,549	$133,390
Net income (loss) attributable to PTSC	$3,209,513	$(932,259)	$(1,489,347)	$93,602
Basic income per common share	$0.01	$—	$—	$—
Diluted income per common share	$0.01	$—	$—	$—
Weighted average number of common shares outstanding - basic	388,132,502	408,791,665	408,030,851	407,604,799
Weighted average number of common shares outstanding - diluted	388,650,596	408,791,665	408,030,851	410,764,656

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

In June 2005, we entered into a series of agreements with TPL and others to facilitate the pursuit of unlicensed users of our intellectual property. We intend to continue our joint venture with TPL to pursue license agreements with unlicensed users of our technology. We believe that utilizing the option of working through TPL, as compared to creating and using our own licensing team for those activities, avoids a competitive devaluation of our principal assets and is a prudent way to achieve the desired results as we seek to obtain fair value from users of our intellectual property.  In April 2010, we filed an action against TPL regarding TPL’s management of the MMP portfolio.

During fiscal 2010 and through the date of this filing we and TPL each contributed $580,000 to fund the working capital of PDS.  We expect the contributions to continue in the future due to the working capital demands of PDS.  Additionally, we have loaned TPL $1,950,000 intended to cover its operating costs including the furtherance of licensing our MMP Portfolio of microprocessor patents.  At February 28, 2010, we have reserved $1,013,151 against the $1,000,000 note receivable which includes accrued interest.  In April 2010, we filed suit against TPL for breach of contract regarding the $1,000,000 note non-payment.  On July 15, 2010, we received $1,003,095 consisting of principal and interest through July 15, 2010 on the $950,000 secured note.

On October 5, 2009, we announced a reorganization of PDSG and our management.  On November 12, 2009, we announced our intent to divest the Iameter portfolio of data analysis and software programs; and on January 25, 2010, we sold the Iameter assets.  During August 2010, we sold the Vigilys business line.  As a result of our reorganization and PDSG’s continued inability to meet its business plan, we have incurred impairment charges for our intangibles and goodwill in the PDSG segment of our business.  We continue to fund the day to day operating costs of PDSG while continuing to reduce expenses.  Our merger and acquisition activities have ceased since our October 2009 reorganization.

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

We are currently in litigation with TPL arising from the April 2010 actions filed for breach of the Commercialization Agreement and TPL’s default on the $1,000,000 unsecured note.  See Part 1, Item 3. “Legal Proceedings” as well as Part 1, Item 1A. “Risk Factors” in this Annual Report for more information.

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

Stock-based compensation expense recognized during the period is based on the grant date fair value of the portion of share-based payment awards ultimately expected to vest during the period. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeiture rates are based on historical forfeiture experience and estimated future employee forfeitures.

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

We have a 50% interest in PDS. We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is presented in the consolidated statements of operations in the caption “Equity in earnings of affiliated companies, net.”

We had a 39.4% interest in Talis.  Prior to the write off of our investment in Talis during the quarter ended August 31, 2009, we were accounting for our investment using the equity method of accounting.  Under the equity method of accounting, the investment, originally recorded at cost, was adjusted to recognize our share of net earnings or losses of the investee and was presented in the consolidated statements of operations in the caption “Equity in earnings of affiliated companies, net.”

We owned 37.1% of the preferred stock of Avot.  This investment was accounted for at cost since we did not have the ability to exercise significant influence over the operating and financial policies of Avot.

We own 100% of the preferred stock of Holocom.  This investment has historically been accounted for at cost since we do not have the ability to exercise significant influence over the operating and financial policies of Holocom. Due to a re-consideration event on May 1, 2009, this investment was carried at cost plus the effects of deconsolidation of this variable interest entity on our consolidated balance sheet.

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

RESULTS OF OPERATIONS

Comparison of fiscal 2010 and 2009

Consolidated:

	May 31, 2010	May 31, 2009
Revenues:
Product sales and other	$-	$4,761,271
License and service revenue	567,934	593,451
Total revenues	567,934	5,354,722

Cost of sales:
Product sales and other	-	2,136,264
License and service revenue	119,568	287,911
Amortization of purchased intangibles	551,154	661,761
Impairment of purchased intangibles	3,530,263	-
Total cost of sales	4,200,985	3,085,936
Gross profit (loss)	$(3,633,051)	$2,268,786

Segment Results:

	May 31, 2010		May 31, 2009

Holocom:	Dollars	% of Revenue	Dollars	% of Revenue
Revenues – Product sales and other	$-	-	$4,709,491	100.0%
Cost of sales	-	-	2,136,264	45.4%
Gross profit	$-	-	$2,573,227	54.6%

PDSG:
License and service revenue	$567,934	100.0%	$593,451	100.0%
Cost of sales	119,568	21%	287,911	48.5%
Amortization of purchased intangibles	551,154	-	661,761	-
Impairment of purchased intangibles	3,530,263	-	-	-
Gross loss	$(3,633,051)	-	$(356,221)	-

PTSC:
Revenues – Product sales and other	$-	-	$51,780	100.0%
Cost of sales	-	-	-	-
Gross profit	$-	-	$51,780	100.0%

Holocom

During the eleven months ended April 30, 2009, we recorded sales amounting to approximately $4,709,000 by our then consolidated variable interest entity, Holocom, with cost of sales amounting to approximately $2,136,000.  Due to a re-consideration event we deconsolidated Holocom in May 2009 and no longer include Holocom’s revenues in our results of operations.

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

Revenues decreased during fiscal year ended May 31, 2010, as compared to the fiscal year ended May 31, 2009, due primarily to the inclusion in the fiscal year 2009 period of amounts from a significant customer agreement not duplicated in the fiscal year 2010.  Also in 2010, revenue progress on contracts was slowed primarily as a result of customer initiated delays resulting in lower than planned revenues.  In general, revenue agreements are one time contracts that vary in size and scope depending upon the requirements of the customer.

The impairment charge for the fiscal year ended May 31, 2010, represents the write off of PDSG’s purchased intangibles to a fair value of $1,860,000 at November 30, 2009.  These assets were subject to revaluation pursuant to a reconsideration event which also drove the restructuring of PDSG initiated in October 2009.  The impairment is primarily attributable to management’s current assessment of reduced revenue and resultant cash flow projections as compared to what previously had been the expectations for the business.

PTSC

During the fiscal year ended May 31, 2009, we recognized maintenance fee revenues totaling approximately $19,000 in connection with an agreement with AMD Corporation during the 2005 fiscal year. The agreement called for maintenance fees totaling $100,000 connected with a license agreement for our Ignite technology; the license fee revenue was being recognized as revenue evenly over the four year period of the license, the four year period ended in February 2009.

In addition during the fiscal year ended May 31, 2009, we recorded sales of approximately $33,000, from the sale of microprocessor chips that we no longer market. Inventory associated with the sales of these microprocessor chips is carried at zero value.  Our final sales of microprocessor chips occurred during the quarter ended August 31, 2008.

Consolidated

Our revenues decreased from approximately $5,355,000 for the fiscal year ended May 31, 2009 to approximately $568,000 for the fiscal year ended May 31, 2010, primarily due to the exclusion of Holocom from our consolidated financial statements for fiscal 2010. Our revenue amounts do not include income of approximately $10,193,000 and $4,483,000, respectively, from our investment in PDS and losses of approximately $488,000 and $21,700, respectively, from our investment in Talis for the fiscal year ended May 31, 2009 and 2010, respectively.

	May 31, 2010	May 31, 2009
Research and development	$1,503,724	$510,848

PDSG

Research and development costs consist of PDSG’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of PDSG’s software products.  For the fiscal years ended May 31, 2010 and 2009, approximately $19,500 and $1,500, respectively, of non-cash compensation was recorded in connection with vesting of employee stock options.  We acquired PDSG in a series of transactions in the second, third and fourth quarters of fiscal 2009, as such, fiscal 2009 does not contain twelve months of expenses as compared to fiscal 2010. Additionally, in fiscal 2010 PDSG incurred an increase in outside contractor costs of approximately $211,000 related to the completion of CDX4.

Consolidated:
	May 31, 2010	May 31, 2009
Selling, general and administrative	$6,530,972	$8,563,671

Segment Results:
	May 31, 2010	May 31, 2009
Holocom:
Selling, general and administrative	$-	$2,081,507
PDSG:
Selling, general and administrative	$2,714,965	$2,542,252
PTSC:
Selling, general and administrative	$3,816,007	$3,939,912

Holocom

During the eleven months ended April 30, 2009, we recorded selling, general and administrative expenses amounting to approximately $2,082,000 by our then consolidated variable interest entity, Holocom including approximately $6,000 of non-cash compensation recorded in connection with vesting of employee stock options.  Due to a re-consideration event we deconsolidated Holocom in May 2009.

PDSG

We acquired PDSG in a series of transactions in the second, third and fourth quarters of fiscal 2009.  Selling, general and administrative expenses of approximately $2,542,000 for the fiscal year ended May 31, 2009, represent costs from September 1, 2008, to May 31, 2009, as compared to approximately $2,715,000 for the fiscal year ended May 31, 2010.  Increases are primarily due to nine months of expenses reported in fiscal 2009 as compared to twelve months of expenses in fiscal 2010.  In fiscal year 2010, payroll and related costs increased by approximately $41,500 primarily resulting from one-time severance payments offset by a decrease in payroll and related costs due to restructuring.  Other fiscal 2010 increases were approximately $93,000 in rent and utilities expenses due to the space required for the Iameter and Vigilys acquisitions after November 30, 2008 and approximately $54,000 in consulting expenses for sales lead generations.  For the fiscal years ended May 31, 2010 and 2009, approximately $49,500 and $47,000, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

PTSC

Selling, general and administrative expenses decreased from approximately $3,940,000 for the fiscal year ended May 31, 2009 to approximately $3,816,000 for the fiscal year May 31, 2010.  The decrease consisted primarily of approximately $200,000 in accounting and auditing expenses due to one-time fiscal 2009 expenses related to the PDSG acquisition and the elimination of audit services for Holocom in fiscal 2010, approximately $156,000 in public and investor relations expenses due to fiscal 2010 cost-cutting measures, approximately $102,000 in salaries and related expenses due to fiscal 2010 restructuring and approximately $59,000 in travel and related expenses.  These decreases were offset by increases in legal expenses of approximately $342,000 due to fiscal 2010 litigation with the former officers of Crossflo, litigation with Deutsche Bank and litigation with TPL, and increases in consulting expenses of approximately $338,000 related to planning and partnering strategies for PDSG.  For the fiscal years ended May 31, 2009 and 2010, approximately $364,000 and $153,000, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

Consolidated

Selling, general and administrative expenses decreased from approximately $8,564,000 for the fiscal year ended May 31, 2009 to approximately $6,531,000 for the fiscal year ended May 31, 2010, primarily due to the exclusion of Holocom from our fiscal 2010 results.

	May 31, 2010	May 31, 2009
Impairment of goodwill	$1,096,268	$235,897

The inability of PDSG to meet its business plan and the general economic environment were indicators of potential impairment on our goodwill and intangible assets, accordingly, at May 31, 2010 and 2009 it was determined that goodwill was impaired by approximately $1,096,000 and approximately $236,000, respectively.

Consolidated:

	May 31, 2010	May 31, 2009
Other income (expense):
Interest and other income	$154,482	$346,755
Interest expense	(80,567)	(66,933)
Gain on sale of Verras Medical, Inc. assets	182,397	-
Reserve for loan loss	(1,013,151)	-
Impairment of investment in affiliated companies	(1,548,807)	(866,667)
Equity in earnings of affiliated companies, net	4,461,483	9,704,669
Total other income, net	$2,155,837	$9,117,824

Segment Results:

	May 31, 2010	May 31, 2009
Holocom:
Interest and other income	$-	$9,626
Interest expense	-	(10,435)
Gain on sale of subsidiary interest	-	-
Total other expense, net	$-	$(809)
PDSG:
Interest and other income	$9,579	$3,003
Interest expense	-	(17)
Gain on sale of Verras Medical, Inc. assets	182,397	-
Total other income, net	$191,976	$2,986
PTSC:
Interest and other income	$144,903	$337,393
Interest expense	(80,567)	(59,748)
Reserve for loan loss	(1,013,151)	-
Impairment of investment in affiliated company	(1,548,807)	(866,667)
Equity in earnings of affiliated companies, net	4,461,483	9,704,669
Total other income, net	$1,963,861	$9,115,647

Consolidated

Our other income and expenses for the fiscal year ended May 31, 2010 included equity in the earnings of PDS consisting of net income after expenses in the amount of approximately $4,483,000 and our share of loss in Talis consisting of approximately $21,700 after expenses.  For the fiscal year ended May 31, 2009, our other income and expenses included equity in the earnings of PDS consisting of net income after expenses in the amount of approximately $10,193,000 and our share of loss in Talis consisting of approximately $488,000 after expenses.  Our investment in PDS is, and our investment in Talis was, accounted for in accordance with the equity method of accounting for investments.

During fiscal 2010 due to the inability of our investments to meet their business plans, to raise capital and to the general economic environment, we recorded an impairment of our investments in: Holocom of approximately $435,000, Talis of approximately $680,000, and Avot of approximately $433,000.  At May 31, 2009, it was determined that our investment in Avot was impaired by approximately $867,000.

During fiscal 2010, we recorded a reserve for loan loss of approximately $1,013,000 on our note receivable with TPL, LLC which was due February 28, 2010.

During fiscal 2010, we recorded a gain on our sale of the Iameter portfolio of assets of approximately $182,000.

Total other income and expense for the fiscal year ended May 31, 2010 amounted to net other income of approximately $1,964,000 compared with net other income of approximately $9,116,000 for the fiscal year ended May 31, 2009. Interest income and other income decreased from approximately $337,000 for the fiscal year ended May 31, 2009 to approximately $145,000 for the fiscal year ended May 31, 2010 due to declines in interest rates for our cash, cash equivalents and marketable securities accounts.

During the fiscal year ended May 31, 2010, we recorded a benefit for income taxes of approximately $3,928,000 and during the fiscal year ended May 31, 2009, we recorded a provision for income taxes of approximately $964,000 related to federal and California taxes.  At May 31, 2010 we have federal and state net operating loss (“NOL”) carryforwards available to offset future taxable income of approximately $14,281,000 and $14,966,000, respectively primarily arising from our acquisition of PDSG.  These NOL carryforwards expire in the years ending May 31, 2023 and 2013, respectively.  The State of California has suspended NOL deductions for taxable years beginning in 2008 or 2009 for taxpayers with business income of $500,000 or more.

We recorded a net loss for the fiscal year ended May 31, 2010 of $6,679,821 compared with net income of $881,509 for the fiscal year ended May 31, 2009. The reason for our decline in net income as compared with the prior year is due to the decline in our share of income from PDS, our write offs of intangibles, goodwill and investments in affiliated companies and our reserve for loan loss.

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

Consolidated:
	May 31, 2009	May 31, 2008
Selling, general and administrative	$8,563,671	$6,969,000

Segment Results:
	May 31, 2009	May 31, 2008
Holocom:
Selling, general and administrative	$2,081,507	$1,997,009
PDSG:
Selling, general and administrative	$2,542,252	$-
PTSC:
Selling, general and administrative	$3,939,912	$4,971,991

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

PTSC

Selling, general and administrative expenses decreased from approximately $4,972,000 for the fiscal year ended May 31, 2008 to approximately $3,940,000 for the fiscal year May 31, 2009.  The decrease consisted of approximately $811,000 in legal and accounting expense, primarily due to a settlement with a former officer of cash and stock in the prior fiscal year, a decrease in general legal matters, approximately $111,000 in public and investor relations expenses, approximately $28,000 in consulting expenses and approximately $45,000 in D&O insurance expenses.  These decreases were offset by increases in payroll and related expenses of approximately $177,000 related to officer bonuses, and approximately $14,000 in travel and related expenses.  For the fiscal year ended May 31, 2009, approximately $364,000 of non-cash compensation was recorded in connection with vesting of employee stock options as compared to approximately $503,000 for the fiscal year ended May 31, 2008.

Consolidated

Selling, general and administrative expenses increased from approximately $6,969,000 for the fiscal year ended May 31, 2008 to approximately $8,564,000 for the fiscal year ended May 31, 2009, primarily due to the acquisition of PDSG.

	May 31, 2009	May 31, 2008
Settlement and license expense	$-	$836,400

PTSC recorded settlement and license expenses amounting to approximately $836,000 for the fiscal year ended May 31, 2008 relating to royalties payable resulting from an agreement with Russell H. Fish III.

	May 31, 2009	May 31, 2008
Impairment of goodwill	$235,897	$-

The inability of PDSG to meet its business plan and the general economic environment were indicators of potential impairment on our goodwill and intangible assets, accordingly at May 31, 2009 it was determined that goodwill was impaired by approximately $236,000.

Consolidated:

	May 31, 2009	May 31, 2008
Other income (expense):
Interest and other income	$346,755	$1,470,008
Interest expense	(66,933)	(389)
Impairment of investment in affiliated company	(866,667)	-
Gain on sale of subsidiary interest	-	150,000
Equity in earnings of affiliated companies	9,704,669	19,917,769
Total other income, net	$9,117,824	$21,537,388

Segment Results:

	May 31, 2009	May 31, 2008
Holocom:
Interest and other income	$9,626	$25,587
Interest expense	(10,435)	(389)
Gain on sale of subsidiary interest	-	150,000
Total other income (expense), net	$(809)	$175,198
PDSG:
Interest and other income	$3,003	$-
Interest expense	(17)	-
Total other income, net	$2,986	$-
PTSC:
Interest and other income	$337,393	$1,444,421
Interest expense	(59,748)	-
Impairment of investment in affiliated company	(866,667)	-
Equity in earnings of affiliated companies	9,704,669	19,917,769
Total other income, net	$9,115,647	$21,362,190

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

The inability of Avot to meet its business plan, to raise capital, and the general economic environment were indicators of impairment on our investment, accordingly at May 31, 2009, it was determined that our investment in Avot was impaired by approximately $867,000.

Total other income and expense for the fiscal year ended May 31, 2009 amounted to net other income of approximately $9,118,000 compared with approximately $21,537,000 for the fiscal year ended May 31, 2008. Interest income and other income decreased from approximately $1,470,000 for the fiscal year ended May 31, 2008 to approximately $347,000 for the fiscal year ended May 31, 2009 due to declines in interest rates for our cash, cash equivalents and short term investment accounts. Holocom recognized $150,000 of other income in connection with the sale of a portion of its interest in Talis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash and short-term marketable securities balances increased from approximately $6,265,000 as of May 31, 2009 to approximately $10,352,000 as of May 31, 2010. We also have restricted cash balances amounting to approximately $52,000 as of May 31, 2009 and approximately $21,000 as of May 31, 2010. Total current assets increased from approximately $8,065,000 as of May 31, 2009 to approximately $13,417,000 as of May 31, 2010. Total current liabilities amounted to approximately $1,034,000 and approximately $942,000 as of May 31, 2009 and May 31, 2010, respectively. The change in our current position as of May 31, 2010 as compared with May 31, 2009 results primarily from the redemption of $6.1 million in par value of our ARS securities during the fiscal year 2010 and our note receivable issuances during the fiscal ended May 31, 2010.

During June 2008, we obtained a credit facility for as long as needed, which provides for financing based on the par value balance of our outstanding auction rate securities. The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee, and bears interest at the federal funds rate plus 3%.  On October 14, 2008, we borrowed $3,000,000 on the credit facility.  During June 2010, we repaid $500,000 on the credit facility.  The amount we can borrow against our collateral is limited by FINRA; see footnote 16 to our consolidated financial statements.

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

While our current liquid cash resources as of May 31, 2010, are expected to provide the funds necessary to support our operations through at least the next twelve months, the cash flows from our interest in PDS represents our primary significant source of cash generation.  In the event of a decrease or interruption in MMP Portfolio licensing we would incur a significant reduction to our cash position as the revenues from our PDSG subsidiary are insufficient to cover the costs of their operations and the costs of Patriot Scientific Corporation as a whole.  Our most significant source of additional liquid cash would likely come from our ARS positions either as a result of redemption, successfully prevailing in our arbitration action against Deutsche Bank Securities, Inc. and affiliates, or the liquidation of some or all of the ARS instruments in negotiated transactions with third parties at a discount to their par value.

Cash Flows From Operating Activities

Cash used in operating activities for the fiscal years ended May 31, 2010, 2009 and 2008 was approximately $7,317,000, $7,165,000 and $19,260,000, respectively. The principal non-cash components of the current fiscal year were: impairment of intangibles and goodwill of approximately $4,627,000 and impairment of investment in affiliated companies of approximately $1,549,000.  These items were offset by: net loss of approximately $6,680,000, equity in earnings of affiliates of approximately $4,461,000, and change in deferred taxes of approximately $3,508,000.

Decreases in our net income and equity in earnings of affiliates for the fiscal years ended May 31, 2010, 2009, and 2008 are primarily due to the decrease in our share of earnings in our affiliate PDS.

Cash Flows From Investing Activities

Cash provided by investing activities for the fiscal years ended May 31, 2010, 2009 and 2008 was approximately $11,674,000, $4,993,000 and $10,725,000, respectively.  Decreases were primarily due to decreases in distributions received from PDS.  Cash used during the fiscal year ended May 31, 2010 included approximately $73,000 in purchases of fixed assets, approximately $613,000 to purchase $33,000 membership units of Talis and $580,000 in capital contributions to PDS and approximately $55,000 in note receivable advances to Avot and $1,950,000 in note receivable advances to TPL.

During fiscal 2008, we used approximately $8,849,000 of cash in net purchases of investments and approximately $800,000 of cash in investments in affiliates and convertible notes.  During fiscal 2009 we made no purchases of investments and used approximately $2,874,000 and $2,484,000, respectively, of cash in acquisitions and investments in affiliated companies and convertible notes.

Cash Flows From Financing Activities

Cash provided by financing activities for the fiscal year ended May 31, 2009 was approximately $1,956,000 as compared to cash used in financing activities of approximately $223,000 and $6,647,000, respectively, for the fiscal years ended May 31, 2010 and 2008, respectively.   For the fiscal year ended May 31, 2009, cash of approximately $1,127,000 was used to purchase common stock for treasury and cash of approximately $216,000 was used to pay notes payable.  Cash received from financing activities during fiscal 2009 consisted of $3,000,000 received on our line of credit and $290,000 received by Holocom on their line of credit facility.

In fiscal year 2010 we used approximately $234,000 to purchase common stock for treasury.  In fiscal year 2008 we had used our available cash to repurchase warrants and purchase common stock for treasury.

Capital Resources

Our current position as of May 31, 2010 is expected to provide the funds necessary to support our operations through at least the next twelve months.

Contractual Obligations and Commitments

A summary of our outstanding contractual obligations at May 31, 2010 is as follows:

Contractual Cash Obligations	Total Amounts Committed	1-3 Years	3-6 Years

Operating leases – facilities	$325,531	$325,531	$-
Officer bonus	$145,875	$145,875	$-
Repayments of long term debt	$3,122,144	$500,000	$2,622,144

Our line of credit facility with a balance of approximately $3,122,000 at May 31, 2010 does not have a specified maturity date and terms of the agreement state the credit facility is available to us “as long as needed” subject to the collateral value of our ARS. During June 2010, we paid $500,000 on the credit facility.

RECENT ACCOUNTING PRONOUNCEMENTS

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

Auction Rate Securities

Our exposure to market risk for changes in interest rates relates primarily to our auction rate securities.  During the fiscal year ended May 31, 2009, investment banks were reporting an inability to successfully obtain subscribers for high credit quality auction rate securities.  As of the date of this filing, we held such auction rate securities with a par value totaling $5.2 million that failed to sell at auction. During June 2009, September 2009, December 2009 and May 2010, auction rate securities with a par value of $750,000, $2,500,000, $350,000 and $2,500,000, respectively, were redeemed by the issuers at par value.  During June 2010 auction rate securities with a par value of $350,000 were redeemed by the issuers at par.  In the event we need to access funds invested in these auction rate securities we will not be able to liquidate these securities until a future auction of these securities is successful, they are refinanced and redeemed by the issuers, or a buyer is found outside of the auction process.  The investments consist of student loan auction rate instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (“FFELP”).  These investments are of high credit quality and the AAA credit ratings of the investments have been reaffirmed since May 2010.  These instruments are collateralized in excess of the underlying obligations, are insured by the various state educational agencies, and are guaranteed by the Department of Education as an insurer of last resort.

At May 31, 2010, the fair value of our auction rate securities was estimated at $5.1 million based on a valuation by Houlihan Smith & Company, Inc. which reflects a temporary unrealized loss of $416,165.  We have concluded that the unrealized losses on these investments are temporary because (i) we believe that the decline in market value and absence of liquidity that has occurred is due to general market conditions, (ii) the auction rate securities continue to be of a high credit quality and interest is paid as due and (iii) we do not intend to sell our auction rate securities before we are able to recover our cost basis and it is more likely than not that we will not have to sell our auction rate securities before recovery of our cost basis.  Since this valuation adjustment is deemed to be temporary, it did not affect our earnings for the fiscal years ended May 31, 2010 and 2009.

We are not currently able to predict how long these investments will remain illiquid, and as such, they have been classified as long-term investments in marketable securities in the accompanying consolidated balance sheets at May 31, 2010 and 2009.

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

During June 2008, we obtained a credit facility which provides for financing of the par value balance of our outstanding auction rate securities based on collateral limits set by FINRA. The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee, and when drawn upon will bear interest at the federal funds rate plus 3%.  On October 14, 2008, we drew $3,000,000 on the credit facility.  During June 2010, we paid $500,000 on the credit facility.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of May 31, 2010, the end of the fiscal year covered by this report. However, there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework our management concluded that our internal control over financial reporting was effective as of May 31, 2010.

Our internal controls over financial reporting as of May 31, 2010 have been audited by KMJ Corbin & Company LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of internal control over financial reporting as required by Rule 13a-15 under the Exchange Act, we have not identified any changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2010, that have or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Patriot Scientific Corporation

We have audited Patriot Scientific Corporation and subsidiaries’ (the "Company") internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal controls over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Patriot Scientific Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patriot Scientific Corporation as of May 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended May 31, 2010 and our report dated August 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KMJ Corbin & Company LLP
Costa Mesa, California
August 16, 2010

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Director Qualifications – We believe that individuals who serve on our Board should possess the requisite education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and should have the highest ethical standards, a strong sense of professionalism and dedication to serving the interests of our stockholders.  The following are qualifications, experience and skills for Board members which are important to our business:

●
Leadership Experience – We seek directors who demonstrate extraordinary leadership qualities.  Strong leaders bring vision, diverse perspectives, and broad business insight to the company.  They demonstrate practical management experience, skills for managing change, and knowledge of industries, geographies and risk management strategies relevant to the company.

●
Finance Experience – We believe that all directors should possess an understanding of finance and related reporting processes.  We also seek directors who qualify as “audit committee financial experts” as defined in rules of the Securities and Exchange Commission for service on the Audit Committee.

●
Industry Experience – We seek directors who have relevant industry experience including: existing and new technologies, new or expanding businesses and a deep understanding of the company’s business environments.

The following table and biographical summaries set forth information, including principal occupation, business experience, other directorships and director qualifications concerning the members of our Board of Directors and our executive officer as of May 31, 2010. There is no blood or other familial relationship between or among our directors or executive officer.

NAME	AGE	POSITION and TERM
Carlton M. Johnson, Jr.	50	Director (since August 2001)
Helmut Falk, Jr.	53	Director (since December 1997)
Gloria H. Felcyn	63	Director (since October 2002)
Donald E. Schrock	64	Director (since April 2008)
Dharmesh Mistry	39	Director (since December 2009)
Clifford L. Flowers	52	Chief Financial Officer/Secretary (since September 17, 2007) Interim CEO (since October 5, 2009)

CARLTON M. JOHNSON, JR. Carlton Johnson has served as a director of the Company since 2001, and is Chairman of the Executive Committee of the Board of Directors. Mr. Johnson is in-house legal counsel for Roswell Capital Partners, LLC, a position he has held since June 1996. Mr. Johnson has been admitted to the practice of law in Alabama since 1986, Florida since 1982 and Georgia since 1997. He has been a shareholder in the Pensacola, Florida AV- rated law firm of Smith, Sauer, DeMaria Johnson and was President-Elect of the 500 member Escambia-Santa Rosa Bar Association. He also served on the Florida Bar Young Lawyers Division Board of Governors. Mr. Johnson earned a degree in History/Political Science at Auburn University and Juris Doctor at Samford University - Cumberland School of Law. Since 1999, Mr. Johnson has served on the board of directors of Peregrine Pharmaceuticals, Inc., a publicly held emerging bio-tech company.  Mr. Johnson serves as chairman of Peregrine’s audit committee and is a member of Peregrine’s compensation and nominating committees. Since May 2009, Mr. Johnson has served on the board of directors of CryoPort, Inc. a publicly held company providing cost-efficient frozen shipping to biopharmaceutical and biotechnology industries.  Mr. Johnson serves as chairman of CryoPort’s compensation committee and as a member of its audit committee.  Since November 2009, Mr. Johnson has served on the board of directors of ECOtality, Inc. a leader in clean electric transportation and storage technologies.  Mr. Johnson serves on the audit committee of ECOtality.

The Board of Directors concluded that Mr. Johnson should serve as a director in light of the extensive public company finance and corporate governance experience that he has obtained through serving on the boards and audit committees of Peregrine Pharmaceuticals, Inc., CryoPort, Inc., and ECOtality, Inc.

HELMUT FALK, JR.  From 1992 until 2000, Dr. Falk served as the Director of Anesthesia of, and served on the medical executive committee for, The Johnson Memorial Hospital in Franklin, Indiana. Since 2000, Dr. Falk has worked at St. Francis Hospital in Mooresville, Indiana and currently serves as the Chairman of the Anesthesia Department and formerly served as the Chairman of its Pharmacy and Therapeutics Committee. Dr. Falk received his D.O. degree from the College of Osteopathic Medicine of the Pacific in 1987 and his B.S. in Biology from the University of California, Irvine in 1983. Dr. Falk is the son of the late Helmut Falk, who was the sole shareholder of nanoTronics and the Chairman and CEO of the Company until his death in July 1995. Dr. Falk is also an heir to the Helmut Falk Estate, which is the beneficial owner of the Company’s shares held by the Helmut Falk Family Trust.

The Board of Directors concluded that Dr. Falk should serve as a director in light of the extensive familiarity with the Company’s legacy technology.

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

The Board of Directors concluded that Ms. Felcyn should serve as a director and the chairperson of the Audit Committee in light of the extensive financial and accounting experience that she has obtained over her career.

DONALD E. SCHROCK.  Donald Schrock has served as a director of the Company since April 2008 and is chairman of the Mergers & Acquisitions Committee. Mr. Schrock formerly served as Executive Vice President and President of Qualcomm Incorporated’s CDMA Technologies Group.  Under Mr. Schrock’s leadership, Qualcomm became the world’s largest fabless semiconductor company and the world’s leading supplier of CDMA chipsets and software.  During his tenure he led and directed Qualcomm’s $1Billion acquisition of Snaptrack, which accelerated the commercialization of advanced GPS service into wireless handsets, and was a cornerstone of Qualcomm Launchpad strategy.  In addition to his leadership at Qualcomm, Mr. Schrock served on the board of directors of the Fabless Semiconductor Association and Jazz Semiconductor, a privately held Mixed Signal and RF water foundry, until its merger with Acquicor Technology in 2007.  Mr. Schrock has also served as Vice President and Division Manager to several companies, including GM Hughes Electronics, Applied Micro Circuit, Burr-Brown Corporation, and spent 15 years with Motorola Semiconductor.  Mr. Schrock holds a BSEE with honors from the University of Illinois, has completed the coursework for an MSEE from Arizona State University, and has an Advanced Business Administration degree from Arizona State University.  Since October 2009, Mr. Schrock has served on the board of directors of publicly held Integrated Device Technology, Inc., a designer and fabricator of semiconductor components.  Since December 2009, Mr. Schrock has served on the board of directors of publicly held MaxLinear, Inc., a provider of highly integrated radio-frequency analog and mixed signal semiconductor solutions for broadband communication applications.

The Board of Directors concluded that Mr. Schrock should serve as a director in light of his extensive leadership and industry experience through his past and continued involvement in the semiconductor industry and public company finance and corporate governance experience that he has obtained through serving on the boards of public and private companies, and the audit committee of Integrated Device Technology, Inc.

DHARMESH MISTRY.  Dharmesh Mistry has served as a director of the Company since December 2009 and is chairman of the Technology Committee.    Mr. Mistry has over 16 years of experience working in the software development industry.  Since 2004, Mr. Mistry has been responsible for business development and global delivery of consulting services to the Independent Software Vendors segment of Cognizant Technology Solutions, a provider of IT consulting, technology and outsourcing services.  From 2000 to 2004, Mr. Mistry was Director of Professional Services – International Division for Verisign, Inc., a provider of internet infrastructure services.  Prior to his tenure at Verisign, Inc. Mr. Mistry was Technology Manager for Context Integration, Managing Consultant for Netscape Communications and Team Lead on the Oracle 8i Development team of Oracle Corporation.  Mr. Mistry holds a B.S. in Physics from Imperial College, London, England and a Master of Engineering in electrical engineering and applied physics from Cornell University.

The Board of Directors concluded that Mr. Mistry should serve as a director in light of the extensive public experience in the software development industry.

CLIFFORD L. FLOWERS. Cliff Flowers became our Chief Financial Officer on September 17, 2007 and is Secretary of the Company.  On October 5, 2009 Mr. Flowers was named Interim CEO.  From May 2007 to September 17, 2007, Mr. Flowers was the interim CFO for BakBone Software Inc., working as a consultant on behalf of Resources Global Professionals, Inc.  From June 2004 through December 2006, Mr. Flowers was the senior vice president of finance and operations and CFO for Financial Profiles, Inc. a developer and marketer of software for the financial planning industry.  Prior to joining Financial Profiles, Mr. Flowers served as CFO of Xifin, Inc., a provider of hosted software services to the commercial laboratory marketplace.  Prior to Xifin, Mr. Flowers served for nine years in positions of increasing responsibility at Previo, Inc., a developer and marketer of various PC and server-based products, including back up and business continuity offerings.  As CFO of Previo, Mr. Flowers’ global responsibilities included all financial operations and legal affairs.  He earlier served as an audit manager with Price Waterhouse, LLP.  Mr. Flowers is a graduate of San Diego State University with a B.S. summa cum laude in Business Administration with an emphasis in accounting.

Board Leadership Structure

Our bylaws provide that the Chairman of the Board shall preside over all meetings of the Board of Directors.  Our bylaws also state that the Chairman of the Board shall serve as the Chief Executive Officer unless determined otherwise by our Board.  Since October 5, 2009 our Chief Financial Officer has served as our interim CEO and our Board has not appointed a Chairman of the Board.  During meetings of our Board of Directors, Mr. Johnson, an independent director, serves as Chairman of the Board.

Our independent directors meet in executive sessions without management present to evaluate whether management is performing its responsibilities in a manner consistent with the direction of the Board.  Additionally, all Board committee members are independent directors.  The committee chairs have authority to hold executive sessions without management present.  The Board has determined that its current structure is in the best interests of the Company and its stockholders.  We believe the independent nature of the Audit Committee and the Compensation Committee as well as the practice of the independent directors regularly meeting in executive session without Mr. Flowers present ensures that the Board maintains a level of independent oversight of management that is appropriate for the Company.

Board Risk Oversight

Our Board oversees and maintains our governance and compliance processes and procedures to promote the conduct of our business in accordance with applicable laws and regulations and with the highest standards of responsibility, ethics and integrity.  As part of its oversight responsibility, our Board is responsible for the oversight of risks facing the Company and seeks to provide guidance with respect to the management and mitigation of those risks.  Our board also delegates specific areas of risk to the Audit Committee which is responsible for the oversight of risk policies and processes relating to our financial statements and financial reporting processes.  The Audit Committee reviews and discusses with management and the independent auditors significant risks and exposures to the company and steps management has taken or plans to take to minimize or manage such risks.  The Audit Committee meets in executive session with our Chief Financial Officer and our independent auditor at each regular meeting of the Audit Committee.

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

Based solely on our review of copies of the Forms 3, 4 and 5 and amendments thereto, furnished to us by the persons required to make such filings during the 2010 fiscal year, and our own records, we believe that from the period June 1, 2009 through May 31, 2010, Mr. Falk failed to file timely two Form 4s to report changes in beneficial ownership as required by Section 16(a) of the Exchange Act.

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

Director Legal Proceedings

During the past ten years, no director, executive officer or nominee for our Board of Directors has been involved in any legal proceedings that are material to an evaluation of their ability or integrity to become our director or executive officer

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

Compensation Discussion and Analysis

Compensation Philosophy and Objectives. The Compensation Committee of our Board of Directors (the “Compensation Committee”) is committed to the general principle that overall executive compensation should be commensurate with corporate performance, the performance of the individual executive officers, and the attainment of predetermined corporate goals. The primary objectives of our executive compensation program are to:

●	reward the achievement of desired corporate and individual performance goals;

●	provide compensation that enables us to attract and retain key executives; and

●	provide compensation opportunities that are linked to our performance and that directly link the interests of executives with the interests of stockholders.

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

Base Salary

Base salary levels of executives are determined by the potential impact of the individual on the Company and corporate performance, the skills and experience required by the position, the individual performance and potential of the executive, and market data for comparable positions in companies in comparable industries and of comparable development, complexity and size. Base salaries for executives are generally evaluated and adjusted annually. The Compensation Committee has the discretionary authority to adjust such base level salaries based on our actual and projected performance, including factors related to revenue and profitability. In considering our performance in fiscal year 2010 in relation to the performance of other companies in our industry generally, we feel that the current compensation levels of our executive officers are appropriate.

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

The Compensation Committee typically determines that the bonus shall take into consideration the achievement of revenue and profit goals and the achievement of specific strategic objectives.

During the fiscal year 2010, we paid Mr. Flowers a $62,500 discretionary bonus per his employment contract and we accrued $145,875 for Mr. Flowers’ interim CEO bonus.  During the fiscal year 2009, we paid the following bonuses to our named executive officers:  $250,000 to Mr. Goerner, our former CEO, for completion of his interim period on November 29, 2008, $50,000 to Mr. Flowers, our CFO, per his employment contract and $53,750 to Mr. Bibeau, our former Vice President of Business Development, for his milestones relating to our merger and acquisition activities.  During fiscal 2008, we accrued $83,000 and $11,000, respectively, for Mr. Goerner and Mr. Bibeau’s bonuses as shown in the Summary Compensation Table.

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

For the fiscal year ended May 31, 2010, no named executive officers received options to purchase our Common Stock.

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

Severance Benefits

We provide severance benefits to ease our executives’ transition due to an unexpected employment termination by us due to on-going changes in our employment needs.  Our Chief Financial Officer is entitled to severance benefits as specified in his employment contract.  Our former Chief Executive Officer was entitled to severance benefits per his Separation Agreement accordingly, during the fiscal year 2010 we accrued $145,833 to be paid out in the seven months following his separation date of October 5, 2009.  During fiscal 2010, we also provided our former Vice President of Business Development a lump-sum severance payment of $12,981 in connection with his separation on October 5, 2009.

Change in Control

We provide change in control benefits as an incentive to our key employees to remain with us despite uncertainties while a transaction is under consideration or pending.  Our Chief Financial Officer is entitled to change in control benefit payments as specified in his employment contract which is described below.

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

Compensation Committee Report

The Compensation Committee reviewed and discussed our Compensation Discussion and Analysis with management.  Based upon such review and discussions, the Committee recommended to the Board of Directors that our Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

Carlton M. Johnson, Chairperson
Gloria H. Felcyn
Helmut Falk, Jr.

The following table summarizes the compensation of the named executive officers for the fiscal years ended May 31, 2010, 2009 and 2008.  For fiscal 2010, 2009 and 2008, the named executive officers are our Chief Executive Officer, Chief Financial Officer and Vice President of Business Development.

Summary Compensation Table
For Fiscal Years Ended May 31, 2010, 2009 and 2008

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)(1)	All Other Compensation ($) (2)	Total Compensation ($)
Frederick C. Goerner, CEO(d)	2010	$95,731	(3)	$-		$-	$168,236	$263,967
Frederick C. Goerner, CEO	2009	262,000	(3)	167,000		-	3,628	432,628
Frederick C. Goerner, CEO	2008	66,508	(3)	83,000		290,000	-	439,508

James L. Turley, CEO (a)	2008	174,145		-		684,000	118,782	976,927

David H. Pohl, CEO (b)	2008	5,668		-		-	104,893	110,561

Clifford L. Flowers, Interim	2010	272,103	(5)	208,375	(6)	-	8,095	488,573
CEO and CFO
Clifford L. Flowers, CFO	2009	229,543	(4)	50,000		-	6,857	286,400
Clifford L. Flowers, CFO	2008	160,096		-		247,500	2,856	410,452

Thomas J. Sweeney, CFO (c)	2008	82,688		-		35,000	--	117,688

Paul R. Bibeau,	2010	85,354		-		-	18,655	104,009
V.P. Business Development
Paul R. Bibeau,	2009	228,742		42,750		-	6,137	277,629
V.P. Business Development
Paul R. Bibeau,	2008	47,541		11,000		116,000	-	174,541
V.P. Business Development

1.
Represents the aggregate grant date fair value of grants awarded in fiscal 2010, 2009 and 2008 computed in accordance with authoritative guidance issued by the Financial Accounting Standards Board. For the fiscal year ended May 31, 2008, Mr. Turley forfeited 1,500,000 options due to vesting criteria not being met upon his resignation.  For the fiscal year ended May 31, 2010, Mr. Goerner forfeited 2,000,000 options due to vesting criteria not being met upon our October 5, 2009 restructuring.

2.	See the All Other Compensation Table below for details of the total amounts represented.

3.	Mr. Goerner’s base salary was $250,000 plus a $1,000 per month auto allowance.

4.	Mr. Flowers’ base salary increased from $225,000 to $231,750 on October 1, 2008.

5.	Mr. Flowers’ base salary increased from $231,750 to $291,750 on October 5, 2009.

6.	Mr. Flowers was paid a $62,500 discretionary bonus in July 2009 per his employment contract. At May 31, 2010 $145,875 was accrued for his interim CEO bonus.

(a)	Mr. Turley served as CEO from June 5, 2007 until February 28, 2008 and was replaced by Mr. Goerner

(b)	Mr. Pohl served as CEO until June 5, 2007 and was replaced by Mr. Turley.

(c)	Mr. Sweeney served as CFO until September 17, 2007 and was replaced by Mr. Flowers.

(d)	Mr. Goerner served as CEO until October 5, 2009. Mr. Flowers is currently serving as Interim CEO.

All Other Compensation Table
For Fiscal Years Ended May 31, 2010, 2009 and 2008

Name and Principal Position	Year	Vacation Payout On Termination ($)	Relocation ($) (1)	401(k) Company Match ($)	Severance ($) (2)	Other ($) (3)	Total ($)
James L. Turley, CEO	2008	$6,761	$13,608	$3,221	$95,192	$-	$118,782

David H. Pohl, CEO	2008	4,723	-	170	100,000	-	104,893

Frederick C. Goerner, CEO	2010	7,267	-	3,023	145,833	12,113	168,236
Frederick C. Goerner, CEO	2009	-	-	3,628	-	-	3,628

Clifford L. Flowers, Interim	2010	-	-	8,095	-	-	8,095
CEO and CFO
Clifford L. Flowers, CFO	2009	-	-	6,857	-	-	6,857
Clifford L. Flowers, CFO	2008	-	-	2,856	-	-	2,856

Paul R. Bibeau,	2010	3,050	-	2,624	12,981	-	18,655
V.P. Business Development
Paul R. Bibeau,	2009	-	-	6,137	-	-	6,137
V.P. Business Development

1.	We reimbursed Mr. Turley for relocation expenses per provisions of his employment contract.

2.
Includes amounts both accrued and paid in fiscal year 2008 for Mr. Turley.  Mr. Pohl’s severance was paid entirely in fiscal 2008.  Severance for both Mr. Goerner and Mr. Bibeau was paid entirely in fiscal 2010.

3.	Consists of $3,500 in outplacement services and $8,613 in health and dental insurance premium reimbursement payments to Mr. Goerner in connection with his Separation Agreement.

The following table shows the number of shares covered by exercisable and un-exercisable options held by our named executive officers as of May 31, 2010.

Outstanding Equity Awards
As of May 31, 2010

Name	Number of Securities Underlying Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date
Clifford L. Flowers	750,000	(1)	-	0.45	9/17/2012

1.	On October 5, 2009, in connection with Mr. Flowers’ appointment as Interim CEO, the Compensation Committee authorized his unvested options to immediately vest.

Employment Contracts

In connection with Mr. Flowers’ appointment as Chief Financial Officer on September 17, 2007, we entered into an Employment Agreement (the “Flowers Agreement”) with Mr. Flowers for an initial 120-day term if not terminated pursuant to the Flowers Agreement, with an extension period of one year and on a day-to-day basis thereafter.  Pursuant to the Flowers Agreement, Mr. Flowers’ initial base salary was $225,000 per year and he is eligible to receive an annual merit bonus of up to 50% of his base salary, as determined in the sole discretion of the Board of Directors.  Effective October 1, 2008 and October 5, 2009, Mr. Flowers’ base salary was increased to $231,750 and $291,750, respectively.  Also pursuant to the Flowers Agreement and on the date of the Flowers Agreement, Mr. Flowers received a grant of non-qualified stock options to purchase 150,000 shares of our Common Stock and a grant of non-qualified stock options to purchase 600,000 shares of our Common Stock.  Mr. Flowers’ right to exercise the foregoing stock options became fully vested on October 9, 2009, in connection with his appointment as Interim CEO.  The Flowers Agreement also provides for Mr. Flowers to receive customary employee benefits, including health, life and disability insurance.

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

We had an employment agreement with Mr. Goerner.  Under terms his Separation Agreement, Mr. Goerner was paid outplacement assistance of $3,500 and a severance payment of $145,833.  The severance payment was paid in bi-weekly installments over a seven month period that ended May 2010.  We also reimbursed Mr. Goerner for a portion of his health and dental insurance premiums totaling $8,613 during the seven month period ended May 2010 according to provisions in his Separation Agreement.

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

Potential Payments on Termination or Change in Control

As described above under Employment Contracts, Mr. Flowers is entitled to severance payments should he be terminated without cause or resign for good reason as specified in his employment contract.

In order to be entitled to the severance payments, Mr. Flowers must sign a separation agreement which includes a general release of all claims and a non-disparagement agreement.  Payments are to be made by us according to our payroll schedule for a minimum period of twelve months.

The table below estimates the amount payable upon separation as if Mr. Flowers was separated on May 31, 2010.

Severance Payment Estimates
May 31, 2010

Name	Severance Pay ($)	Severance Payable Through
Clifford L. Flowers	$291,750	5/31/11

Mr. Flowers is entitled to a change in control payment should the surviving company not retain him after a merger or acquisition, additionally all of his unvested stock options vest and become exercisable as of the date of the change in control.  A lump sum payment is to be made by us to Mr. Flowers as specified in the Flowers Agreement.

The table below was prepared as though a Change in Control occurred and Mr. Flowers’ employment was terminated on May 31, 2010.
Change in Control Payment Estimate
May 31, 2010

Name	Severance Pay ($)	Stock Options (Black-Scholes Value) ($) (1)	Total ($)
Clifford L. Flowers	$291,750	$-	$291,750

1.	At May 31, 2010 all Mr. Flowers’ stock options have fully vested.

Director Compensation

As described more fully below, this table summarizes the annual cash compensation for our non-employee directors during the fiscal year ended May 31, 2010.

Director Compensation
For Fiscal Year Ended May 31, 2010

Name	Fees Earned or Paid in Cash ($)		Option Awards ($) (1)	All Other Compensation	Total Compensation ($)
Carlton M. Johnson, Jr.	$122,400	(2)	$-	--	$122,400
Gloria H. Felcyn	96,000	(3)	-	--	96,000
Helmut Falk, Jr.	36,000		-	--	36,000
Harry L. Tredennick, III	24,000	(4)	-	--	24,000
Donald E. Schrock	57,600	(5)	-	--	57,600
Dharmesh Mistry	42,000	(6)	60,000	--	102,000

1.	Represents the aggregate grant date fair value of grants awarded computed in accordance with authoritative guidance issued by the Financial Accounting Standards Board.

2.	Consists of $28,800 board fee, $36,000 Phoenix Digital Solutions, LLC management committee fee, $28,800 Compensation Committee Chair fee and $28,800 Executive Committee Chair fee.

3.	Consists of $28,800 board fee and $67,200 Audit Committee Chair fee.

4.	Mr. Tredennick was paid board fees through January 2010.

5.	Consists of $28,800 board fee and $28,800 Corporate Development, M & A Committee Chair fee.

6.	Consists of $18,000 board fee and $24,000 Technology Committee Chair fee for Mr. Mistry’s service period beginning December 2009.

At May 31, 2010, the aggregate number of options outstanding was:  Mr. Johnson – 1,200,000 shares, Ms. Felcyn – 950,000 shares, Mr. Falk -700,000 shares, Mr. Schrock – 250,000 shares and Mr. Mistry – 400,000 shares.

Directors who are not our employees are compensated for their service as a director as shown in the table below:

Schedule of Director Fees
May 31, 2010

Compensation Item	Amount
Board	$36,000/28,800(1)
Corporate Development, M & A Committee Chair	28,800
Audit Committee Chair	67,200
Compensation Committee Chair	28,800
Executive Committee Chair	28,800
Technology Committee Chair	48,000
Phoenix Digital Solutions, LLC Management Committee Board Member	36,000

1.	Mr. Johnson, Ms. Felcyn and Mr. Schrock receive the lesser amount in conjunction with their fee reductions implemented in May 2009.

All retainers are paid in monthly installments.

Other

We reimburse all directors for travel and other necessary business expenses incurred in the performance of their services for us.

Compensation Committee Interlocks and Insider Participation

During fiscal year ended May 31, 2010, the following individuals served as members of the Compensation Committee: Carlton M. Johnson, Jr., Gloria Felcyn and Helmut Falk, Jr. None of the individuals who served on the Compensation Committee during the fiscal year ended May 31, 2010, has ever served as an officer or employee of PTSC or any of its subsidiaries or has any relationships with PTSC or any of its subsidiaries requiring disclosure under Item 404 of Regulation S-K. The Compensation Committee members have no interlocking relationships requiring disclosure under Item 407(e)(4)(iii) of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 31, 2010, the stock ownership of each of our officers and directors, of all our officers and directors as a group, and of each person known to us to be a beneficial owner of 5% or more of our Common Stock. The number of shares of Common Stock outstanding as of July 31, 2010, was 408,552,671.  Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. Each individual’s address is Carlsbad Corporate Plaza, 6183 Paseo Del Norte, Suite 180, Carlsbad, California 92011.

Name	Amount & Nature of Beneficial Ownership	Percent of Class
Gloria H. Felcyn, CPA	1,759,700 (1)	*
Helmut Falk, Jr.	3,472,731 (2)	*
Carlton M. Johnson, Jr.	1,475,000 (3)	*
Donald E. Schrock	250,000 (4)	*
Dharmesh Mistry	200,000 (5)	*
Clifford L. Flowers	900,000 (6)	*
All directors & officers as a group (6 persons)	8,057,431 (7)	1.97%

*Less than 1%

(1)	Includes 950,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of July 31, 2010.

(2)	Includes 600,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of July 31, 2010.

(3)	Includes 950,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of July 31, 2010.

(4)	Represents shares issuable upon the exercise of outstanding stock options exercisable within 60 days of July 31, 2010.

(5)	Represents shares issuable upon the exercise of outstanding stock options exercisable within 60 days of July 31, 2010.

(6)	Represents shares issuable upon the exercise of outstanding stock options exercisable within 60 days of July 31, 2010.

(7)	Includes 3,850,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of July 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Directors, Executive Officers and Principal Stockholders

The Audit Committee reviews and approves all transactions between us and any of our directors, executive officers, director nominees or any immediate family member of any such person.

There were no transactions, or series of transactions during the fiscal year ended May 31, 2010, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $120,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater stockholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest other than as described below.

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

Audit Fees

During the fiscal years ended May 31, 2010 and 2009, the aggregate fees billed by our principal accountants for professional services rendered for the audit of our annual financial statements, audits of effectiveness of internal control over financial reporting, and reviews of quarterly financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings were $229,900 and $252,500, respectively.

Audit-Related Fees

During the fiscal year ended May 31, 2009, the aggregate fees billed by our principal accountants for assurance and related services reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees” was $111,650 for services related to the acquisition of PDSG in fiscal 2009.  No such fees were billed in fiscal 2010.

Tax Fees

During the fiscal years ended May 31, 2010 and 2009, the aggregate fees billed by our principal accountant for tax compliance, tax advice and tax planning rendered on our behalf were $18,934 and $51,654, respectively, which related to the preparation of federal and state income tax returns.

All Other Fees

Our principal accountant billed no other fees for the fiscal years ended May 31, 2010 and 2009, except as disclosed above.

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

Patriot Scientific Corporation

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended May 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended May 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended May 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

Phoenix Digital Solutions, LLC

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Balance Sheets as of May 31, 2010 and 2009

Statements of Income for the Years Ended May 31, 2010, 2009 and 2008

Statement of Members’ Equity for the Years Ended May 31, 2010, 2009 and 2008

Statements of Cash Flows for the Years Ended May 31, 2010, 2009 and 2008

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
2.2
Assets Purchase Agreement and Plan of Reorganization dated June 22, 1994, among the Company, nanoTronics Corporation and Helmut Falk, incorporated by reference to Exhibit 10.4 to Form 8-K dated July 6, 1994 (Commission file No. 000-22182)

2.2.1
Amendment to Development Agreement dated April 23, 1996 between the Company and Sierra Systems, incorporated by reference to Exhibit 2.2.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed April 29, 1996 (Commission file No. 333-01765)

2.3
Form of Exchange Offer dated December 4, 1996 between the Company and certain shareholders of Metacomp, Inc., incorporated by reference to Exhibit 2.3 to Form 8-K filed January 9, 1997 (Commission file No. 000-22182)

2.4
Letter of Transmittal to Accompany Shares of Common Stock of Metacomp, Inc. Tendered Pursuant to the Exchange Offer Dated December 4, 1996, incorporated by reference to Exhibit 2.4 to Form 8-K filed January 9, 1997 (Commission file No. 000-22182)

2.5
Agreement and Plan of Merger dated August 4, 2008, among the Company, PTSC Acquisition 1 Corp, Crossflo Systems, Inc. and the Crossflo principal officers, incorporated by reference to Exhibit 99.1 to Form 8-K filed August 11, 2008 (Commission file No. 000-22182)

3.1
Original Articles of incorporation of the Company’s predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, (Commission file No. 33-23143-FW)

3.2
Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18, (Commission file No. 33-23143-FW)

3.3
Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 24, 1992, incorporated by reference to Exhibit 3.3 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.3.1
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to Form 10-KSB for the fiscal year ended May 31, 1995 (Commission file No. 000-22182)

3.3.2
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on June 24, 1997, incorporated by reference to Exhibit 3.3.2 to Form 10-KSB for the fiscal year ended May 31, 1997, filed July 18, 1997 (Commission file No. 000-22182)

3.3.3
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 28, 2000, incorporated by reference to Exhibit 3.3.3 to Registration Statement on Form S-3 filed May 5, 2000 (Commission file No. 333-36418)

3.3.4
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on May 6, 2002, incorporated by reference to Exhibit 3.3.4 to Form 10-Q for the quarterly period ended February 28, 2009, filed April 9, 2009 (Commission file No. 000-22182)

3.3.5
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on October 16, 2003, incorporated by reference to Exhibit 3.3.5 to Registration Statement on Form SB-2 filed May 21, 2004 (Commission file No. 333-115752)

3.3.6
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 29, 2005, incorporated by reference to Exhibit 3.3.6 to Form 10-Q for the quarterly period ended February 28, 2009, filed April 9, 2009 (Commission file No. 000-22182)

3.3.7
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 14, 2005, incorporated by reference to Exhibit 3.3.7 to Form 10-Q for the quarterly period ended February 28, 2009, filed April 9, 2009 (Commission file No. 000-22182)

3.3.8
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 18, 2009, incorporated by reference to Exhibit 3.3.8 to Form 10-K for the fiscal year ended May 31, 2009, filed August 14, 2009 (Commission file No. 000-22182)

3.4
Articles and Certificate of Merger of Patriot Financial Corporation into the Company dated May 1, 1992, with Agreement and Plan of Merger attached thereto as Exhibit A, incorporated by reference to Exhibit 3.4 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.5	Certificate of Merger issued by the Delaware Secretary of State on May 8, 1992, incorporated by reference to Exhibit 3.5 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)
3.6	Certificate of Merger issued by the Colorado Secretary of State on May 12, 1992, incorporated by reference to Exhibit 3.6 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)
3.7	Bylaws of the Company, incorporated by reference to Exhibit 3.7 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)
4.1	Specimen common stock certificate, incorporated by reference to Exhibit 4.1 Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)
4.2†	2001 Stock Option Plan of the Company dated February 21, 2001 incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-8 filed March 26, 2001 (Commission file No. 333-57602)
4.3†	2003 Stock Option Plan of the Company dated July 2, 2003 incorporated by reference to Exhibit 4.27 to Registration Statement on Form S-8 filed September 4, 2003 (Commission file No. 333-108489)
4.4†	2006 Stock Option Plan of the Company as amended and restated, incorporated by reference to Appendix C to the Company Proxy Statement filed September 22, 2008 (Commission file No. 000-22182)

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
99.6
Form of Incentive Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8 filed March 26, 2001 (Commission file No. 333-57602)

99.7
Form of Non-Qualified Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.7 to Registration Statement on Form S-8 filed March 26, 2001 (Commission file No. 333-57602)

99.8
Form of Incentive Stock Option Agreement to the Company’s 2003 Stock Option Plan incorporated by reference to Exhibit 99.8 to Registration Statement on Form S-8 filed September 4, 2003 (Commission file No. 333-108489)

99.9
Form of Non-Qualified Stock Option Agreement to the Company’s 2003 Stock Option Plan incorporated by reference to Exhibit 99.9 to Registration Statement on Form S-8 filed September 4, 2003 (Commission file No. 333-108489)

99.10
Form of Incentive Stock Option Agreement to the Company’s 2006 Stock Option Plan incorporated by reference to Exhibit 99.10 on Form 10-K for the fiscal year ended May 31, 2009, filed August 14, 2009 (Commission file No. 000-22182)

99.11
Form of Non-Qualified Stock Option Agreement to the Company’s 2006 Stock Option Plan incorporated by reference to Exhibit 99.11 on Form 10-K for the fiscal year ended May 31, 2009, filed August 14, 2009 (Commission file No. 000-22182)

Patriot Scientific Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Patriot Scientific Corporation

We have audited the accompanying consolidated balance sheets of Patriot Scientific Corporation and subsidiaries (the “Company”) as of May 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended May 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Patriot Scientific Corporation and subsidiaries as of May 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 16, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ KMJ Corbin & Company LLP
Costa Mesa, California
August 16, 2010

Patriot Scientific Corporation
Consolidated Balance Sheets

May 31,	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,340,110	$6,206,868
Restricted cash and cash equivalents	20,705	52,163
Current portion of marketable securities	12,105	58,292
Accounts receivable	149,504	168,402
Accounts receivable – affiliated company	7,010	5,467
Notes receivable, net	1,116,382	447,810
Work-in-process	136,637	27,279
Prepaid income taxes	930,272	506,526
Current portion of deferred tax assets	472,707	285,472
Prepaid expenses and other current assets	231,718	306,457
Total current assets	13,417,150	8,064,736

Marketable securities, net of current portion	5,133,835	10,598,389
Property and equipment, net	37,099	85,475
Goodwill	642,981	1,739,249
Other intangible assets, net	1,722,222	5,803,639
Deferred tax assets, net of current portion	5,911,732	2,843,677
Other assets	43,033	51,507
Investments in affiliated companies	507,629	4,540,280
Total assets	$27,415,681	$33,726,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$493,519	$414,843
Accrued expenses and other	292,004	593,330
Deferred revenue	156,084	26,311
Total current liabilities	941,607	1,034,484

Long term debt, including accrued interest	3,122,144	3,041,577
Total liabilities	4,063,751	4,076,061

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,167,618 shares issued and 408,821,071 shares outstanding at May 31, 2010 and 438,067,618 shares issued and 410,354,054 shares outstanding at May 31, 2009	4,381	4,380
Additional paid-in capital	77,241,227	77,008,332
Accumulated deficit	(39,561,669)	(32,881,848)
Common stock held in treasury, at cost – 29,346,547 shares at May 31, 2010 and 27,713,564 shares at May 31, 2009	(14,085,015)	(13,850,659)
Accumulated other comprehensive loss	(246,994)	(629,314)
Total stockholders’ equity	23,351,930	29,650,891
Total liabilities and stockholders’ equity	$27,415,681	$33,726,952

See accompanying notes to consolidated financial statements

Patriot Scientific Corporation
Consolidated Statements of Operations

Years Ended May 31,	2010	2009	2008
Revenues:
Product sales and other	$-	$4,761,271	$3,708,218
License and service revenue	567,934	593,451	-
Total revenues	567,934	5,354,722	3,708,218

Cost of sales:
Product sales and other	-	2,136,264	1,510,450
License and service revenue	119,568	287,911	-
Amortization of purchased intangibles	551,154	661,761	-
Impairment of purchased intangibles	3,530,263	-	-
Total cost of sales	4,200,985	3,085,936	1,510,450
Gross profit (loss)	(3,633,051)	2,268,786	2,197,768

Operating expenses:
Research and development	1,503,724	510,848	-
Selling, general and administrative	6,530,972	8,563,671	6,969,000
Settlement and license expense	-	-	836,400
Impairment of goodwill	1,096,268	235,897	-
Total operating expenses	9,130,964	9,310,416	7,805,400
Operating loss	(12,764,015)	(7,041,630)	(5,607,632)

Other income (expense):
Interest and other income	154,482	346,755	1,470,008
Interest expense	(80,567)	(66,933)	(389)
Gain on sale of Verras Medical, Inc. assets	182,397	-	-
Reserve for loan loss	(1,013,151)	-	-
Impairment of investment in affiliated companies	(1,548,807)	(866,667)	-
Gain on sale of subsidiary interest	-	-	150,000
Equity in earnings of affiliated companies, net	4,461,483	9,704,669	19,917,769
Total other income, net	2,155,837	9,117,824	21,537,388

Income (loss) before income taxes	(10,608,178)	2,076,194	15,929,756

Provision (benefit) for income taxes	(3,928,357)	964,129	6,426,029

Net income (loss)	(6,679,821)	1,112,065	9,503,727

Less: income attributable to noncontrolling interest	-	230,556	115,406

Net income (loss) attributable to PTSC	$(6,679,821)	$881,509	$9,388,321

Basic income (loss) per common share	$(0.02)	$-	$0.02

Diluted income (loss) per common share	$(0.02)	$-	$0.02

Weighted average number of common shares outstanding - basic	407,051,407	403,098,012	390,956,153

Weighted average number of common shares outstanding - diluted	407,051,407	405,854,064	397,485,699

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

	Common Stock					Accumulated
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Other Comprehensive Loss	Stockholders’ Equity	Comprehensive Income (Loss)
Balance June 1, 2007	393,201,134	$4,066	$72,150,581	$(43,151,678)	$(8,832,078)	$-	$20,170,891	$-
Exercise of warrants and options at $0.05 to $0.10 per share	425,000	4	30,846	-	-	-	30,850	-
Cashless exercise of options	982,846	10	(10)	-	-	-	-	-
Cashless exercise of warrants	2,702,656	27	(27)	-	-	-	-	-
Share-based compensation	-	-	509,971	-	-	-	509,971	-
Repurchase of warrants	-	-	(2,760,900)	-	-	-	(2,760,900)	-
Tax effect of exercise of stock options granted under prior to fair value reporting	-	-	(25,645)	-	-	-	(25,645)	-
Issuance of stock in connection with settlement with former CFO	200,000	2	99,998	-	-	-	100,000	-
Purchase of common stock for treasury	(8,096,721)	-	-	-	(3,891,094)	-	(3,891,094)	-
Net income	-	-	-	9,388,321	-	-	9,388,321	9,388,321
Unrealized loss on investments, net of tax	-	-	-	-	-	(220,617)	(220,617)	(220,617)
Total comprehensive income								$9,167,704
Balance May 31, 2008	389,414,915	$4,109	$70,004,814	$(33,763,357)	$(12,723,172)	$(220,617)	$23,301,777
Exercise of options at $0.05 per share	100,000	1	4,999				5,000
Share-based compensation			405,478				405,478
Dissolution of subsidiary			6,715				6,715
Issuance of stock in connection with acquisition	26,988,455	270	6,581,944				6,582,214
Tax effect of exercise of stock options			4,382				4,382
Purchase of common stock for treasury	(6,149,316)	-	-	-	(1,127,487)	-	(1,127,487)	-
Net income				881,509			881,509	881,509
Unrealized loss on investments, net of tax	-	-	-	-	-	(408,697)	(408,697)	(408,697)
Total comprehensive income								$472,812
Balance, May 31, 2009	410,354,054	$4,380	$77,008,332	$(32,881,848)	$(13,850,659)	$(629,314)	$29,650,891
Exercise of options at $0.07 per share	100,000	1	7,449				7,450
Share-based compensation			221,642				221,642
Tax effect of exercise of stock options			3,804				3,804
Purchase of common stock for treasury	(1,632,983)	-	-	-	(234,356)	-	(234,356)	-
Net loss				(6,679,821)			(6,679,821)	(6,679,821)
Unrealized gain on investments, net of tax	-	-	-	-	-	382,320	382,320	382,320
Total comprehensive loss								$(6,297,501)
Balance, May 31, 2010	408,821,071	$4,381	$77,241,227	$(39,561,669)	$(14,085,015)	$(246,994)	$23,351,930

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation
Consolidated Statements of Cash Flows

Years Ended May 31,	2010	2009	2008
Operating activities:
Net income (loss)	$(6,679,821)	$881,509	$9,388,321
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Noncontrolling interest in variable interest entity	-	230,556	115,406
Impairment of intangibles	3,530,263	-	-
Impairment of goodwill	1,096,268	235,897	-
Amortization and depreciation	602,226	733,001	50,705
Share-based compensation relating to issuance of stock options and vesting of warrants	221,642	419,007	509,971
Accrued interest income added to investments and notes receivable	(55,020)	(11,195)	(1,391)
Equity in earnings of affiliated companies	(4,461,483)	(9,704,669)	(19,917,769)
Impairment of investment in affiliated companies	1,548,807	866,667	-
Gain on sale of Verras Medical, Inc. assets	(182,397)	-	-
Loss on sale of assets	3,122	1,733	4,139
Value of stock issued in connection with legal settlement	-	-	100,000
Write-off of patent costs	-	21,527	-
Reserve for loan loss	1,013,151	-	-
Gain on variable interest entity sale of portion of subsidiary interest	-	-	(150,000)
Deferred income taxes	(3,508,416)	(379,465)	(9,936,912)
Changes in operating assets and liabilities, net of effects of acquisition and deconsolidation:
Accounts receivable	18,146	110,975	(186,110)
Receivable from affiliated company	(1,543)	2,034	(7,501)
Inventory	-	(458,134)	(341,780)
Work-in-process	(109,358)	(15,621)	-
Prepaid expenses and other current assets	83,213	(71,710)	355,990
Prepaid income taxes	(423,746)	64,282	1,848,670
Deferred revenue	129,773	26,311	-
Accounts payable and accrued expenses	(142,083)	(118,139)	(1,091,256)
Net cash used in operating activities	(7,317,256)	(7,165,434)	(19,259,517)
Investing activities:
Proceeds from sale of marketable securities	6,146,187	1,582,287	22,076,589
Purchase of marketable securities	-	(92,124)	(30,925,518)
Proceeds from sale of fixed assets	-	-	225
Proceeds from sale of restricted investments	31,643	-	52,500
Purchases of property and equipment	(72,669)	(57,684)	(27,699)
Costs incurred for patents and trademarks	-	-	(39,328)
Proceeds from variable interest entity sale of portion of subsidiary interest	-	-	100,000
Cash received from repayment of notes receivable	628,112	50,243	-
Investments in affiliated companies	(612,500)	(1,815,899)	(400,000)
Distributions from affiliated company	7,557,827	9,712,417	20,288,124
Purchases of convertible notes receivable	-	(667,750)	(400,000)
Cash paid in acquisitions, net of cash received	-	(2,874,109)	-
Issuance of notes receivable	(2,005,000)	(478,000)	-
Cash given up in deconsolidation of variable interest entity	-	(366,596)	-
Net cash provided by investing activities	11,673,600	4,992,785	10,724,893
Financing activities:
Payments on notes payable	-	(216,393)	-
Issuance of notes payable	-	3,290,000	-
Proceeds from exercise of common stock warrants and options	7,450	5,000	30,850
Repurchase of warrants	-	-	(2,760,900)
Repurchase of common stock for treasury	(234,356)	(1,127,487)	(3,891,094)
Tax effect of exercise of options granted prior to fair value reporting	3,804	4,382	(25,645)
Net cash provided by (used in) financing activities	(223,102)	1,955,502	(6,646,789)

Patriot Scientific Corporation
Consolidated Statements of Cash Flows, continued

Years Ended May 31,	2010	2009	2008

Net increase (decrease) in cash and cash equivalents	4,133,242	(217,147)	(15,181,413)
Cash and cash equivalents, beginning of year	6,206,868	6,424,015	21,605,428
Cash and cash equivalents, end of year	$10,340,110	$6,206,868	$6,424,015

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$-	$66,933	$389
Cash payments for income taxes	$-	$1,273,785	$14,528,000

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Cashless exercise of warrants	$-	$-	$27
Cashless exercise of stock options	$-	$-	$10
Note receivable issued in connection with variable interest entity sale of portion of subsidiary interest	$-	$-	$50,000
Reclassification of prepaid software costs to property and equipment	$-	$-	$3,990
Unrealized (loss) recovery on investments in marketable securities charged to other comprehensive income adjusted for deferred tax benefit	$382,320	$(408,697)	$(220,617)
Conversion of note receivable to preferred stock – Avot Media, Inc.	$-	$250,000	$-
Insurance premium financed with a note payable	$-	$210,888	$-
Conversion of notes receivable plus accrued interest in connection with PDSG acquisition	$-	$857,754	$-
Common stock issued in connection with PDSG acquisition	$-	$6,582,214	$-

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements

1. Organization and Business

Patriot Scientific Corporation (the “Company”, “PTSC”, “we”, “us”, or “our”), was organized under Delaware law on March 24, 1992 and is the successor by merger to Patriot Financial Corporation, a Colorado corporation, incorporated on June 10, 1987. In 1997, we acquired Metacomp, Inc. which we dissolved in September 2008 and in June 2005 we entered into a joint venture agreement with Technology Properties Limited, Inc. (“TPL”) to form Phoenix Digital Solutions, LLC (“PDS”). In March 2007, we became the primary beneficiary of Holocom, Inc. (formerly known as Scripps Secured Data, Inc.) (“Holocom”), a variable interest entity (‘VIE”) and we were required to consolidate Holocom effective in March 2007.  Due to a re-consideration event on May 1, 2009, we deconsolidated Holocom (see Note 14).  During May 2008, we acquired an interest in Talis Data Systems, LLC (“Talis”), a Delaware LLC that produces multi-domain hardware.  During the third quarter of fiscal 2010, Talis was dissolved.  In September 2008, we acquired Patriot Data Solutions Group, Inc. (formerly known as Crossflo Systems, Inc.) (“PDSG”), a California company.  During the fiscal year 2009, we acquired preferred shares of Avot Media, Inc. (“Avot”) an innovator of video transcoding and near real-time streaming to web-enabled mobile devices.  In March 2010, Avot sold substantially all of its assets.  In January 2010, we sold the assets of Verras Medical, Inc. and in August 2010 we sold the Vigilys business line both formerly associated with PDSG.

Our primary operating activity has been as an intellectual property company that licenses our jointly held patent portfolio technology, through our interest in PDS, to others and litigates against those who infringe upon the patent portfolio technology.  Through the acquisition of PDSG, our primary operating activity is providing data sharing services and secure data solutions.

Holocom develops and manufactures network-security hardware to government, military, and other high-security facilities.

2.  Reclassifications

We have reclassified our loss on sale of fixed assets as presented in the Other income (expense) section of our 2009 and 2008 consolidated financial statements to selling, general and administrative expenses.  Such reclassifications have no impact on our financial position or results of operations.

Noncontrolling interest (previously shown as minority interest) is reported below net income (loss) under the heading “Income attributable to noncontrolling interest” in the consolidated statements of operations.

3. Summary of Significant Accounting Policies

Basis of Consolidation
The consolidated balance sheet at May 31, 2010 includes our accounts and those of our wholly owned subsidiary PDSG which includes our acquisitions of Crossflo Systems, Inc., the business line Vigilys and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.  In January 2010, we sold the assets of Verras Medical, Inc.

The consolidated balance sheet at May 31, 2009 includes our accounts and those of our wholly owned subsidiary PDSG which includes Crossflo Systems, Inc., the assets of Verras Medical, Inc., and the business line Vigilys and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated

The consolidated statement of operations for the fiscal year ended May 31, 2010 includes our accounts, and those of our wholly owned subsidiary PDSG which includes Crossflo Systems, Inc., the assets of Verras Medical, Inc. (until January 2010), and the business line Vigilys and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Basis of Consolidation (continued)
The consolidated statement of operations for the fiscal year ended May 31, 2009 includes our accounts, those of our wholly owned subsidiary PDSG, Plasma Scientific Corporation and the VIE for which we were the primary beneficiary for the period in fiscal 2009 (June 1, 2008 through April 30, 2009). All significant intercompany accounts and transactions have been eliminated.  During September 2008, we dissolved our majority owned inactive subsidiary, Metacomp, Inc.

The consolidated statement of operations for the fiscal year ended May 31, 2008 includes our accounts, those of our wholly owned inactive subsidiaries, Metacomp, Inc. and Plasma Scientific Corporation and the VIE for which we were the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

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

Beginning with the quarter ended May 31, 2007, we consolidated Holocom as Holocom was deemed a VIE and we determined that we were the primary beneficiary of Holocom.  During July 2008, Holocom obtained a credit facility for up to $300,000 from a third party, the credit facility term extended to May 1, 2009, and was guaranteed by us.  As a result of our guarantee on the third party credit facility, we maintained a variable interest in Holocom.  Upon expiration of the credit facility on May 1, 2009, we deconsolidated Holocom as we are no longer deemed to be the primary beneficiary.  We were recording our investment in Holocom under the cost method until it was fully impaired at May 31, 2010 (see Note 13).

Financial Instruments and Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, investments in marketable securities, and trade accounts receivable.

At times, our balance of cash maintained with our bank may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured limit of $250,000. At May 31, 2010 and 2009, neither PTSC’s nor PDSG’s cash and cash equivalents balances subject to FDIC insurance exceeded the FDIC limit.  At May 31, 2010 and 2009, PTSC’s cash and cash equivalents balance consisting of money market accounts not subject to FDIC insurance was $10,095,240 and $5,987,845, respectively.  We limit our exposure of loss by maintaining our cash with financially stable financial institutions. When we have excess cash, our cash equivalents are placed in high quality money market accounts with major financial institutions. We believe this investment policy limits our exposure to concentrations of credit risk.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the wide variety of customers and markets which comprise our customer base, as well as their dispersion across many different geographic areas. We routinely assess the financial strength of our customers and, as a consequence, believe that our accounts receivable credit risk exposure is limited. Generally, we do not require collateral or other security to support customer receivables.  As of May 31, 2010, PDSG’s customers A and B accounted for 71.5% and 22.1%, respectively, of gross accounts receivable.  As of May 31, 2009, PDSG’s customers A, B and C accounted for 59.7%, 17.5% and 13.4%, respectively, of gross accounts receivable.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Fair Value of Financial Instruments
Our financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and long term debt.  The carrying value of these financial instruments, other than the investments in marketable securities, approximates fair value because of the immediate or short-term maturity of the instruments.  The interest rate on our long term debt is based on market indices.

Our investments in marketable securities consist of auction rate securities.  Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rate.  While we continue to receive interest payments on our auction rate investments despite failed auctions, we believe the carrying value of these auction rate securities no longer approximates fair value.  We estimated the fair value of these securities at May 31, 2010 and 2009 based on an independent valuation performed by Houlihan Smith & Company Inc., an independent valuation firm.  In determining the estimate of fair value, consideration was given to credit quality, estimated cash flows, and estimated probabilities of default, auction failure and a successful auction at par or repurchase at par.  Based on this valuation, we recorded a net temporary recovery of $382,320 in other comprehensive loss at May 31, 2010 which represents the gross valuation recovery of $635,446, net of the related tax expense of $253,126 at May 31, 2010.  For the fiscal year ended May 31, 2009, we recorded a net temporary impairment of $408,697 in other comprehensive income at May 31 2009 which represents the gross valuation adjustment loss of $679,287, net of the related tax benefit of $270,590 at May 31, 2009 (see Note 6).

Cash Equivalents, Restricted Cash, and Short-Term Marketable Securities
For purposes of balance sheet classification and the statements of cash flows, we consider all highly liquid investments acquired with a maturity of three months or less to be cash equivalents.

Restricted cash and cash equivalents at May 31, 2009 consist of two savings accounts required to be held as collateral for corporate credit card accounts.  At May 31, 2010 we have one savings account held as collateral for our corporate credit card account.

At May 31, 2010 and 2009, PTSC’s short-term marketable securities in the amount of $12,105 and $58,292, respectively, consist of accrued interest receivable on our auction rate securities which is receivable semi-annually according to the terms specified in each auction rate security instrument.  These values are reported at cost, which approximate fair market value.

Accounts Receivable
At May 31, 2010 and 2009, our accounts receivable consists of the accounts of PDSG.  PDSG’s accounts receivable consist of trade receivables recorded at the original invoice amount, less an estimated allowance for uncollectible accounts of which there was none at May 31, 2010 and 2009.  Trade receivables are periodically evaluated for collectibility based on past credit histories with customers and their current financial condition.  Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised.  Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts.

Work-In-Process
At May 31, 2010 and 2009, work-in-process represents the excess of recognized revenue over invoices to customers on PDSG’s current contracts in progress.

Investments in Marketable Securities
We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date.  Our investments in marketable securities have been classified and accounted for as available-for-sale based on management’s investment intentions relating to these securities.  Available-for-sale marketable securities are stated at fair market value based on valuation by Houlihan Smith & Company, Inc.  Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income (loss).  We follow the authoritative guidance to assess whether our investments with unrealized loss positions are other than temporarily impaired.  Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations.

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

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets
Management assesses the recoverability of our long-lived assets by determining whether the carrying value can be recovered through projected undiscounted future cash flows.  The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.

Based on a combination of factors occurring during fiscal 2010 and fiscal 2009, including the current economic environment, market conditions, and decline in value of our common stock, management has determined that indicators for impairment of goodwill and intangible assets existed.

The inability of PDSG to meet its business plan and the general economic environment were indicators of potential impairment on our goodwill and intangible assets, accordingly at May 31, 2009 and during fiscal 2010, management determined that goodwill was impaired by approximately $1,096,000 and $236,000, respectively, for the fiscal years ended May 31, 2010 and 2009 and PDSG’s intangibles were impaired by approximately $3,530,000 for the fiscal year ended May 31, 2010.  We have recorded these as impairments of goodwill on our consolidated statements of operations for the fiscal years ended May 31, 2010 and 2009 and as an impairment of purchased intangibles on our consolidated statement of operations for the fiscal year ended May 31, 2010.

Investments in Affiliated Companies
We have a 50% interest in PDS (see Note 13). This investment is accounted for using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee which is presented in the consolidated statements of operations in the caption “Equity in earnings of affiliated companies, net” and also is adjusted by contributions to and distributions from PDS.

Effective June 1, 2010, we adopted new authoritative guidance for consolidation of variable interest entities (see Recent Accounting Pronouncements).

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Investments in Affiliated Companies (continued)
We had a 39.4% interest in Talis (see Note 13).  Prior to the write-off of our investment in Talis during the quarter ended August 31, 2009, we were accounting for our investment using the equity method of accounting.  Under the equity method of accounting, the investment, originally recorded at cost, was adjusted to recognize our share of net earnings or losses of the investee and was presented in the consolidated statements of operations in the caption “Equity in earnings of affiliated companies, net.”  In December 2009,  Talis was dissolved.

We owned 37.1% of the preferred stock of Avot (see Note 13).  Prior to the write-off of our investment in Avot during the quarter ended November 30, 2009, we were accounting for our investment at cost since we did not have the ability to exercise significant influence over the operating and financial policies of Avot.  During March 2010, Avot sold substantially all of its assets and we collected our note receivable and accrued interest.

We own 100% of the preferred stock of Holocom (see Note 13). Prior to impairment, this investment was accounted for at cost since we did not have the ability to exercise significant influence over the operating and financial policies of Holocom.

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

During the fiscal year ended May 31, 2010, management determined that: our investment in Talis was impaired by approximately $680,000, our investment in Avot was impaired by approximately $433,000 and that the inability of Holocom to meet its business plan, raise capital, and the general economic environment were indicators of impairment on our investment and accordingly we wrote off our investment in the preferred stock of Holocom amounting to approximately $435,000.  We have recorded these as “Impairment of investment in affiliated companies, net” on our consolidated statement of operations for the fiscal year ended May 31, 2010.

The inability of Avot to meet its business plan, to raise capital, and the general economic environment were indicators of impairment on our investment, accordingly at May 31, 2009, management determined that our investment in Avot was impaired by approximately $867,000.  We have recorded this as an impairment of investment in affiliated company on our consolidated statement of operations for the fiscal year ended May 31, 2009.

Treasury Stock
We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.

Comprehensive Income (Loss)
Comprehensive income (loss) as presented in the consolidated statements of stockholders’ equity includes unrealized gains and losses which are excluded from the consolidated statements of operations.  For the fiscal years ended May 31, 2010 and 2009, this amount included unrealized gains and losses on investments classified as available-for-sale.  The amount is presented net of fiscal year 2010 tax-related expense of $253,126 and fiscal year 2009 tax-related benefit of $270,589.

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

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

Effective June 1, 2010, we adopted new authoritative guidance for revenue arrangements with multiple deliverables (see Recent Accounting Pronouncements).

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

Selling, General and Administrative
Selling expenses include items such as sales salaries and commissions, marketing and advertising costs and consultant services.  Advertising costs are expensed as incurred and were not significant for the fiscal years ended May 31, 2010, 2009 and 2008.  General and administrative expenses include costs for items such as salaries, legal and accounting, and insurance.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Research and Development
Research and development costs are expensed as incurred and primarily include payroll and related benefit costs and contractor fees.

Income Taxes
We recognize deferred income taxes for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. We establish valuation allowances when necessary to reduce deferred tax assets to the amount we expect to realize.

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

Earnings Per Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. At May 31, 2010, 2009 and 2008, potential common shares of 5,962,917, 9,725,000 and 2,645,000, respectively, related to our outstanding warrants and options were not included in the calculation of diluted income per share as they had an anti-dilutive effect.  Had we reported net income for the year ended May 31, 2010, an additional 410,000 shares of common stock would have been included in the calculation of diluted income per share.

In connection with our acquisition of Crossflo, which is now a part of PDSG, we issued 2,844,630 escrow shares that are contingent upon certain representations and warranties made by Crossflo at the time of the merger agreement (see Note 19).  We exclude these escrow shares from the basic earnings (loss) per share calculations and include the escrowed shares in the diluted earnings per share calculations.

The following presents the basic and diluted earnings (loss) per share for the years ended May 31, 2010, 2009 and 2008:

	Year Ended May 31, 2010
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net loss	$(6,679,821)	407,051,407	$(0.02)
Diluted EPS:	-	-
Loss available to common shareholders	$(6,679,821)	407,051,407	$(0.02)

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Earnings Per Share (continued)

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

Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying footnotes.  Actual results could differ from those estimates.  On an ongoing basis we evaluate our estimates, including, but not limited to: the realizability of accounts and notes receivable, valuation of work-in-process, fair values of investments in marketable securities, the use, recoverability, and /or realizability of certain assets, including investments in affiliated companies, intangible assets, goodwill, deferred tax assets, and stock-based compensation.

Noncontrolling Interest
In fiscal 2010, we adopted authoritative guidance which requires us to present noncontrolling interest (previously shown as minority interest) in our fiscal 2009 and 2008 consolidated statements of operations under the heading “Income attributable to noncontrolling interest” instead of separately presented as a reduction to net income.  Such noncontrolling interest resulted from the accounting for the acquisition of a noncontrolling interest in Holocom. Noncontrolling interest represents a partially owned subsidiary’s income, losses, and components of other comprehensive income (loss) which should be attributed to the controlling and noncontrolling interests or other parties with a right or obligation that affects the attribution of comprehensive income or loss, on the basis of their contractual rights or obligations, if any, otherwise, on the basis of ownership interests.

During the fiscal year ended May 31, 2009, a reconsideration event occurred and we de-consolidated Holocom.  Accordingly, no noncontrolling interest is reported in our fiscal 2009 consolidated balance sheet.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation
Stock-based compensation expense recognized during the year is based on the grant date fair value of the portion of share-based payment awards ultimately expected to vest during the year.  As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeiture rates are based on historical forfeiture experience and estimated future employee forfeitures.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for the consolidation of variable interest entities.  The objective of this authoritative guidance is to improve financial reporting by enterprises involved with variable interest entities.  The revised authoritative guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  We adopted this guidance on June 1, 2010 and are evaluating the effect of the adoption on our consolidated financial statements.

In July 2009, the FASB revised the authoritative guidance relating to software revenue recognition to exclude all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. The revised authoritative guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year provided it has not previously issued financial statements for any period within that year. We adopted this guidance on June 1, 2010, and are evaluating the effect of the adoption on our consolidated financial statements.

In September 2009, the FASB revised the authoritative guidance for revenue arrangements with multiple deliverables.  This revised authoritative guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by a company itself or other vendors. This revised authoritative guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This revised authoritative guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. Early adoption is permitted at the beginning of a company’s fiscal year. We adopted this guidance on June 1, 2010, and are evaluating the effect of the adoption on our consolidated financial statements.

4. Acquisitions

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Acquisitions (continued)

This transaction was accounted for in accordance with FASB authoritative guidance for business combinations and we have allocated the total purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.

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

None of our acquired intangible assets were assigned to research and development assets.  The acquired intangible assets of $6,071,400 had a weighted-average useful life of approximately 8 years.  The intangible assets that made up that amount included customer contracts of $63,600 (0.75 year weighted-average useful life), maintenance agreements of $75,400 (4 year weighted-average useful life) and technologies and processes of $5,932,400 (8 year weighted-average useful life).  During the quarter ended November 30, 2009 intangibles were impaired and the fair value of Crossflo’s technology was reduced to $1,860,000 (see Note 5).

Goodwill in the amount of $1,668,630 was assigned to the Crossflo segment.  This amount is not deductible for income tax purposes.  During the fiscal year ended May 31, 2009 goodwill was impaired by approximately $236,000.  During the quarter ended November 30, 2009 goodwill was impaired by approximately $790,000 (see Note 5).

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Acquisitions (continued)

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
$2,473,853

The terms of the merger agreement provided that additional purchase consideration of 2,844,630 shares of our common stock (“Escrow Shares”) be deposited with a third party escrow agent.  Per the Escrow Agreement, one year following the closing date, the Escrow Shares shall be disbursed as follows: first to Patriot to cover transaction expenses incurred in excess of estimated transaction expenses at closing and for damages incurred as a result of any breach of Crossflo’s representations, warranties and covenants made at closing; next to the former stockholders of Crossflo in accordance with terms of the Escrow Agreement; and lastly any shares remaining in the account shall be returned to Patriot.  In the event that there is not an adequate number of shares remaining in the escrow account one year from closing to satisfy distribution to Crossflo stockholders in accordance with the terms of the Escrow Agreement, Patriot is required to make up any difference in cash.  Please see Note 19 for the status of the escrow shares.

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

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

The aggregate purchase price was $536,225, including $503,071 of cash and $33,154 of note receivable conversion (see Note 8).

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

During the quarter ended November 30, 2009, the intangible assets and goodwill of Verras were written-off through impairment charges (see Note 5).

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Acquisitions (continued)

On January 25, 2010, the assets of Verras were sold for $250,000 and we recognized a $182,397 gain upon disposal.  At closing we received $62,500 and a non-interest bearing promissory note for $187,500.  Terms of the note require payment on each of the three, six and nine month anniversaries of the closing date.  As of the date of this filing we have received $125,000 on the promissory note.  Due to the immaterial nature of Verras, we have not separately disclosed the disposal as discontinued operations in our consolidated statements of operations for the fiscal year ended May 31, 2010.

Sale of Verras assets and resulting gain:
Consideration received	$250,000
Assets sold:
Trade accounts receivable	752
Property and equipment	66,851
Total carrying value of assets sold	67,603
Gain	$182,397

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

During the quarter ended November 30, 2009 the intangible assets and goodwill of Vigilys were written-off through impairment charges (see Note 5).

Proforma Financial Information

Due to the immaterial nature of Vigilys’ operations, no proforma financial statement information will be presented.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Acquisitions (continued)

On August 1, 2010 PDSG sold the Vigilys business line for payments totaling at least $60,000.  $6,000 was payable at closing, and minimum installments of $12,000 are due on the first and second anniversary dates of closing and $30,000 is to be paid on the third anniversary date of closing.

5. Goodwill and Other Intangible Assets

Goodwill originating from acquisitions is not amortized and is tested for impairment on an annual basis and between annual tests based on certain circumstances.

Purchased intangible assets were being amortized over a period of 9 months to 10 years.  After impairment, the technology of PDSG is currently being amortized over 81 months.

Management’s plan of restructuring on October 5, 2009 and the continuing inability of PDSG to meet its business plan were indicators of potential impairment on our intangible assets. Accordingly, during the fiscal year ended May 31, 2010, it was determined that intangibles were impaired by approximately $3,530,000.  We have recorded this as an impairment of purchased intangibles on our consolidated statement of operations for the fiscal year ended May 31, 2010.

The following tables present details of our other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations and asset purchases:

	Estimated				Net Carrying Value
	Life in	Allocated	Accumulated		May 31,
	Years	Value	Amortization	Impairment	2010

Customer contracts –open orders	0.75	$63,600	$(63,600)	$-	$-
Customer relationships	5.00	65,000	(11,064)	(53,936)	-
Maintenance agreements	4.00	75,400	(23,565)	(51,835)	-
Trademarks/names	10.00	124,500	(11,972)	(112,528)	-
Technologies and processes	5.00–8.00	6,136,900	(1,102,714)	(3,311,964)	1,722,222
		$6,465,400	$(1,212,915)	$(3,530,263)	$1,722,222

				Net Carrying Value
	Estimated	Allocated	Accumulated	May 31,
	Life in Years	Value	Amortization	2009

Customer contracts – open orders	0.75	$63,600	$(63,600)	$-
Customer relationships	5.00	65,000	(4,566)	60,434
Maintenance agreements	4.00	75,400	(14,139)	61,261
Trademarks/names	10.00	124,500	(5,744)	118,756
Technologies and processes	5.00–8.00	6,136,900	(573,712)	5,563,188
		$6,465,400	$(661,761)	$5,803,639

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Goodwill and Other Intangible Assets (continued)

We have included the amortization expense and related impairment charges on intangible assets that relate to products sold in cost of sales.  We have included amortization expense associated with our and Holocom’s patents in selling, general and administrative expense on our consolidated statement of operations for the eleven months ended April 30, 2009 and during the fiscal year ended May 31, 2008.

The amortization expense related to intangible assets was as follows:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	May 31, 2010	May 31, 2009	May 31, 2008
Amortization of intangible assets included in:
Cost of sales	$551,154	$661,761	$-
Selling, general and administrative expense	-	2,783	14,346
Total	$551,154	$664,544	$14,346

Future amortization is estimated to be as follows:

Fiscal Year
2011	$275,556
2012	275,556
2013	275,556
2014	275,556
2015	275,556
Thereafter	344,442
Total	$1,722,222

Management’s plan of restructuring on October 5, 2009 and the continuing inability of PDSG to meet its business plan were indicators of potential impairment on our goodwill. Accordingly, during the fiscal year ended May 31, 2010, management determined that goodwill was impaired by an aggregate of approximately $1,096,000.  We have recorded this as an impairment of goodwill on our consolidated statement of operations for the fiscal year ended May 31, 2010.

The inability of PDSG to meet its business plan and the general economic environment were indicators of potential impairment on our goodwill and intangible assets, accordingly at May 31, 2009, management determined that goodwill was impaired by approximately $236,000.  We have recorded this as an impairment of goodwill on our consolidated statement of operations for the fiscal year ended May 31, 2009.

The changes in the carrying amount of goodwill for the fiscal years ended May 31, 2010 and 2009 are as follows:

Balance, June 1, 2008	$-
Goodwill of Crossflo acquired (see Note 4)	1,668,630
Goodwill of Verras acquired (see Note 4)	196,512
Goodwill of Vigilys acquired (see Note 4)	110,004
Impairment of Crossflo goodwill	(235,897)
Balance, May 31, 2009	$1,739,249
Impairment of Verras goodwill	(196,512)
Impairment of Vigilys goodwill	(110,004)
Impairment of Crossflo goodwill	(789,752)
Balance, May 31, 2010	$642,981

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements

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

The following table represents our financial instruments subject to fair value measurement and the valuation approach applied to each class of security:

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance as of May 31, 2010
Auction rate securities	$—	$—	$5,133,835	$5,133,835

The valuation of these securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by Houlihan Smith & Company, Inc.  As a result of the estimated fair value, we have determined that there is a temporary impairment in the valuation of these securities of $416,165 at May 31, 2010.  We have recorded the temporary impairment as an unrealized loss in accumulated other comprehensive loss at May 31, 2010, which represents the cumulative gross valuation adjustment of $416,165, net of the related tax effects of $169,171. These securities are held “available-for-sale” in conformity with authoritative guidance and the unrealized loss is included in other comprehensive income in the current period. Due to the uncertainty related to the liquidity in the auction rate security market, we have classified these auction rate securities as long-term assets on the consolidated balance sheets.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Fair Value Measurements (continued)

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type for the fiscal year ended May 31, 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities	Total
Beginning balance	$10,598,389	$10,598,389
Transfers in to Level 3	—	—
Total realized/unrealized recovery (losses):
Included in earnings	—	—
Recoveries of unrealized losses included in other comprehensive loss	635,446	635,446
Unrealized losses included in other comprehensive income (loss)	—	—
Settlements	(6,100,000)	(6,100,000)
Ending balance	$5,133,835	$5,133,835

Total amount of unrealized losses for the fiscal year ended May 31, 2010 included in accumulated other comprehensive loss (before taxes) attributable to the change in fair market value relating to assets still held at the reporting date	$(416,165)	$(416,165)

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type for the fiscal year ended May 31, 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities	Total
Beginning balance	$—	$—
Transfers in to Level 3	12,527,675	12,527,675
Total realized/unrealized losses:
Included in earnings	—	—
Recoveries of unrealized losses included in other comprehensive loss	—	—
Unrealized losses included in other comprehensive income (loss)	(679,286)	(679,286)
Settlements	(1,250,000)	(1,250,000)
Ending balance	$10,598,389	$10,598,389

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Fair Value Measurements (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities	Total
Total amount of unrealized losses for the fiscal year ended May 31, 2009 included in accumulated other comprehensive loss (before taxes) attributable to the change in fair market value relating to assets still held at the reporting date	$(1,051,611)	$(1,051,611)

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. All unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other comprehensive income (loss).

During June 2010, $350,000 of our ARS was redeemed by the issuers at par.

7. Accounts Receivable

Trade accounts receivable at May 31, 2010 is $149,504 which relates entirely to PDSG.  At May 31, 2009, trade accounts receivable was $168,402, of which $166,694 was held by PDSG. No allowance for doubtful accounts has been recorded for the fiscal years ended May 31, 2010 or 2009.

At May 31, 2010 and 2009, accounts receivable from our investee PDS was $7,010 and $5,467, respectively.  These balances represent reimbursements we submit to PDS for our legal and related costs incurred in various legal matters of which we are listed as co-defendant with TPL.

8.  Notes Receivable

Technology Properties Limited, LLC

On December 24, 2009, we entered into a secured note receivable with TPL for $950,000, intended to cover its operating costs including the furtherance of MMP portfolio licensing, which was due and payable on or before July 12, 2010.  Terms of the note required interest payable at the rate of 10%.  The note was secured by TPL’s portion of its license receivable distribution accounted for as license fees receivable on the May 31, 2010 balance sheet of PDS (see Note 13).  At May 31, 2010 the balance of the note receivable was $991,382, including accrued interest receivable of $41,382.  The note named both TPL and PDS individually both jointly and severally liable to pay us.  Accordingly, on July 15, 2010, PDS paid us $1,003,095 which included the principal balance of the note plus interest of $53,095 through July 15, 2010.

On January 12, 2010, we entered into an unsecured note receivable with TPL for $1,000,000, intended to cover its operating costs including the furtherance of MMP portfolio licensing, which was due and payable on or before February 28, 2010.  Terms of the note required interest payable at the rate of 10%.  As of the date of this filing, TPL is in default (see Note 19).  During the third quarter of fiscal 2010, the $1,013,151 balance of the note receivable including accrued interest through February 28, 2010, was fully reserved for.  We have presented this note net of the allowance on our consolidated balance sheet at May 31, 2010 and recorded the expense associated with this allowance as “Reserve for loan loss” in Other income, net on our consolidated statement of operations for the fiscal year ended May 31, 2010.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Notes Receivable (continued)

Index for Clinical Excellence, Ltd.

On January 25, 2010, the assets of Verras were sold for $250,000.  At closing we received $62,500 and a non-interest bearing promissory note for $187,500 from Index for Clinical Excellence, Ltd.  Terms of the note require payment on each of the three, six and nine month anniversaries of the closing date.  Due to the nominal amount of the note and its short term duration interest income was not separately accounted for.  During April 2010 we received $62,500 and during July 2010 we received $62,500 consisting of the three and six month anniversary payments on the note.  At May 31, 2010 the balance of the note is $125,000.

Avot Media, Inc.

On February 24, 2009, we received a promissory note receivable from Avot for principal of $100,000.  Interest at the rate of 8% accrued on the note until its maturity date of August 24, 2009.

On March 12, 2009, we entered into a secured revolving note receivable with Avot for $500,000.  The note bore interest at a rate of 8% and was due December 12, 2009. The note was secured by the assets of Avot.  Upon entering into the secured revolving loan note, the short term note we received from Avot on February 24, 2009 was cancelled and the principal amount of $100,000 was classified as an initial advance on the revolving loan note.  Under terms of the note, not more than one request for advances shall be made within a single month.  On March 13, 2009, April 1, 2009, May 11, 2009 and June 22, 2009, we advanced $115,000, $115,000, $115,000 and $55,000, respectively, to Avot under terms of the note.  On December 12, 2009, December 30, 2009 and February 18, 2010 we granted Avot forbearances on the note which extended through March 5, 2010 to accommodate Avot during the solicitation of its business for a capital raise or sale which concluded with a March 2010 sale of substantially all of Avot’s assets and our collection of $503,111 on the note receivable principal and interest. At May 31, 2009, the balance of the note receivable was $447,810, including accrued interest receivable of $2,810 recognized during the year ended May 31, 2009.

Verras Medical, Inc. d/b/a Iameter

On October 28, 2008, we received a promissory note from Verras for principal of $33,000.  Interest in the amount of $154 at the rate of 5% accrued on the note until December 1, 2008 at which time the note principal and accrued interest were deducted from the cash payment at closing of the acquisition of Verras (see Note 4).

Holocom, Inc.

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

Convertible Notes Receivable

Crossflo Systems, Inc.

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

On August 5, 2008, we announced our intent to acquire Crossflo for $10 million comprised of cash and stock with an effective completion date of September 1, 2008, subject to approval by Crossflo’s shareholders.  On September 1, 2008, according to provisions of the Merger Agreement, the principal amounts of our secured convertible promissory notes were offset against the shares of stock we provided at closing (see Note 4) and the warrants associated with the notes were cancelled.

Avot Media, Inc.

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

9. Work-In-Process

At May 31, 2010, work-in-process consisting of recognized revenue on PDSG’s current contracts was $264,637 and invoices to customers were $128,000.  At May 31, 2009, work-in-process consisting of recognized revenue on PDSG’s current contracts was $193,826 and invoices to customers were $166,547.  These amounts are shown on our May 31, 2010 and 2009 balance sheets at net of $136,637 and $27,279, respectively, due to their immateriality.

10. Investments in Marketable Securities

The following tables summarize unrealized losses on our investments in marketable securities based on the valuations by Houlihan Smith & Company Inc. at May 31, 2010 and 2009:

	As of May 31, 2010
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Short-term

Accrued interest - auction rate securities	$12,105	$—	$12,105

Long-term

Auction rate securities	5,550,000	(416,165)	5,133,835

Total	$5,562,105	$(416,165)	$5,145,940

	As of May 31, 2009
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Short-term

Accrued interest - auction rate securities	$58,292	$—	$58,292

Long-term

Auction rate securities	11,650,000	(1,051,611)	10,598,389

Total	$11,708,292	$(1,051,611)	$10,656,681

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Investments in Marketable Securities (continued)

As of May 31, 2010 and 2009, we held four and six investments, respectively, that were in an unrealized loss position:

	May 31, 2010
	Continuous Unrealized Loss
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Auction rate securities	$-	$-	$5,133,835	$(416,165)

The following table presents the amortized cost and fair value of our investments in marketable securities classified as available-for-sale at May 31, 2010 and 2009 by contractual maturity:

	May 31, 2010
	Amortized Cost	Fair Value
Maturity
Greater than two years	$5,550,000	$5,133,835

	May 31, 2009
	Amortized Cost	Fair Value
Maturity
Greater than two years	$11,650,000	$10,598,389

As of May 31, 2010 and 2009, we held auction rate securities with a par value totaling $5.6 and $11.7 million, respectively, which failed to sell at auction.  In the event we need to access funds invested in these auction rate securities we would not be able to liquidate these securities until (i) a future auction of these securities is successful, (ii) they are refinanced and redeemed by the issuers, or (iii) a buyer is found outside of the auction process.  The investments consist of student loan auction rate instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (“FFELP”).  These investments are of high credit quality and the AAA credit ratings of the investments have been reaffirmed since May 2010.  These instruments are collateralized in excess of the underlying obligations, are insured by the various state educational agencies, and are guaranteed by the Department of Education as an insurer of last resort.  We have the intent and the ability to hold these investments until the anticipated recovery period.

Due to the uncertainty surrounding the timing of a market recovery, we have classified our auction rate securities as long- term investments in our consolidated balance sheets as of May 31, 2010 and 2009.  As a result of temporary declines in the fair value of our auction rate securities, which we attribute to liquidity issues rather than credit issues, we have recorded an unrealized loss of $246,994 in accumulated other comprehensive loss at May 31, 2010, which represents the gross valuation adjustment of $416,165, net of the related tax benefit of $169,171.  At May 31, 2009 we recorded an unrealized loss of $629,314 in other comprehensive loss which represented the gross valuation adjustment of $1,051,611, net of the related tax benefit of $422,297.

We will continue to evaluate the fair value of our investments in auction rate securities each reporting period for a potential other-than-temporary impairment.

During June 2008, we obtained a credit facility for as long as needed, which provides for financing up to 50% of the par value balance of our outstanding auction rate securities on that date. The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee, and if drawn upon will bear interest at the federal funds rate plus 3% (see Note 16).

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

11. Property and Equipment

Property and equipment consisted of the following at May 31, 2010 and 2009:

	2010	2009
Computer equipment and software	$92,416	$118,794
Furniture and fixtures	51,725	52,147
	144,141	170,941
Less: accumulated depreciation and amortization	(107,042)	(85,466)
Net property and equipment	$37,099	$85,475

Depreciation and amortization expense related to property and equipment was $35,695, $68,457 and $36,359 for the years ended May 31, 2010, 2009 and 2008, respectively.

Prior to the sale of the assets of Verras (see Note 4) we recorded depreciation and amortization expense of $15,377 during the year ended May 31, 2010.

12. License Agreements

In February 2005, we entered into two separate licensing agreements with one customer for our patent portfolio and Ignite microprocessor technology. The aggregate amount of the two licenses was $3,050,000, of which $2,950,000 was for licensing fees and $100,000 was for maintenance services. Maintenance under the agreement was expected to be provided over a period not to exceed four years; which ended in February 2009. Maintenance revenue recognized during the fiscal years ended May 31, 2009 and 2008 was $18,750 and $25,000, respectively. The payment terms of the agreements required aggregate payments of $300,000 at the time of execution, three quarterly payments of $750,000 each on April 1, August 15, and November 15, 2005 and one final payment of $500,000 on February 15, 2006. The $500,000 payment due on February 15, 2006 was paid in March 2006. Total payments received in fiscal 2005 amounted to $1,050,000, and total payments received in fiscal 2006 amounted to $2,000,000. The agreements also provide for the future payment of royalties to us based on sales of product using the Ignite licensed technology. In connection with this license agreement, we became obligated to the co-inventor of the patent portfolio technology for $207,600 pursuant to a July 2004 agreement under which we were obligated to pay a percentage of all patent portfolio licensing proceeds to the co-inventor. The amount due under that license was payable in four installments of $51,900. The co-inventor of the patent portfolio technology filed a lawsuit against us seeking damages and/or enforcement of the July 2004 agreement. We challenged the enforceability of the agreement by counterclaim in that action. On February 14, 2007, a settlement of the litigation was finalized. Terms of the settlement required us to pay $3,400,000 in cash on February 14, 2007 and $3,000,000 on May 1, 2007, which amounted to approximately the debt claimed by the co-inventor to be owed to him under the July 2004 agreement. In addition, the settlement required us to make a donation of $15,000 on February 14, 2007 on behalf of Russell H. Fish III (“Fish”) to Maasai Power and Education Project, Inc., and to pay Fish the equivalent of 4% of 50% of the next $100 million of gross license fees as they are collected by PDS and as distributions are made to us, after excluding the first $20 million collected by PDS after December 1, 2006. Our commitment to make payments to Fish related to such future license revenues was limited to $2 million. During the fiscal year ended May 31, 2008 we recorded $836,400 in settlement and license expenses relating to royalty payments due to the Fish parties.  In January 2008, we made the final payment under the Fish settlement agreement.

13. Investments in Affiliated Companies

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Investments in Affiliated Companies (continued)

We and TPL each own 50% of the membership interests of PDS, and each of us has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, we and TPL agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000.  Neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year.  During the fiscal year ended May 31, 2010 we and TPL each contributed $580,000 to PDS for working capital requirements.  Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement.

Pursuant to the Master Agreement, PDS has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by TPL on behalf of PDS. During the fiscal years ended May 31, 2010, 2009 and 2008, PDS paid $1,500,000, $2,869,114 and $2,952,362, respectively, to TPL pursuant to this commitment.

PDS reimburses TPL for payment of all legal and third-party expert fees and other related third-party costs and expenses, and certain internally generated costs as approved on August 17, 2009 and more fully described below.  During the fiscal years ended May 31, 2010, 2009 and 2008, PDS paid $3,684,154, $5,851,514, and $12,894,053, respectively, to TPL pursuant to the agreement.

On November 13, 2008, the management committee of PDS resolved to pay TPL 3% of the gross licensing revenue received by PDS for the period June 1, 2008 through May 31, 2009, as reimbursement for certain expenses incurred by TPL in connection with TPL’s activities related to a possible amendment of patent laws in the United States.  The aggregate reimbursement under this resolution was not to exceed $1,000,000 for the period June 1, 2008 through May 31, 2009.  From November 2008 to May 31, 2009, PDS expensed $571,500 pursuant to this resolution.  This amount is not included in the legal and third-party expenses above for fiscal 2009.

On August 17, 2009, the management committee of PDS resolved to pay TPL $500,000 per quarter beginning on June 1, 2009 and continuing through May 31, 2010 relating to TPL’s special work and effort regarding the MMP litigation and U.S. Patent Office re-examinations.  In the event that PDS had insufficient funds to make such payments, we were required to advance half of the quarterly amount to PDS.  Our advances to PDS were to be without interest and were to be repaid to us no later than May 31, 2010.  During the fiscal year ended May 31, 2010, TPL received $1,500,000 from PDS pursuant to this agreement which is included in the fiscal 2010 legal and third-party expenses of PDS above.  We did not advance any funds to PDS under this resolution.  On May 31, 2010, the resolution terminated.

During April 2010 we filed two separate actions against TPL in the Superior Courts of San Diego and Santa Clara counties.  We and TPL had been in negotiations to restructure our relationship, however those negotiations failed and the litigation is proceeding (see Note 19).

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, including the notes receivable to TPL described in Note 8, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’ net income of $4,483,190, $10,192,693 and $19,926,145 during the years ended May 31, 2010, 2009 and 2008, respectively, as an increase in our investment.  Cash distributions of $7,557,827, $9,712,417 and $20,288,124 received from PDS during the years ended May 31, 2010, 2009 and 2008, respectively, have been recorded as a reduction in our investment.  Cash contributions of $580,000 made during the fiscal year ended May 31, 2010 have been recorded as in increase in our investment.  Our investment in PDS of $507,629 and $3,002,267 at May 31, 2010 and 2009, respectively, has been recorded as “Investments in Affiliated Companies”.  We have recorded our share of PDS’ net income as “Equity in Earnings of Affiliated Companies, net” in the accompanying consolidated statements of operations for the years ended May 31, 2010, 2009 and 2008.

During the years ended May 31, 2010, 2009 and 2008, TPL entered into licensing agreements with third parties, pursuant to which PDS recorded license revenues of approximately $14,279,000, $29,392,000 and $59,283,000, respectively.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Investments in Affiliated Companies (continued)

At May 31, 2010, PDS had accounts payable and accrued expense balances of approximately $1,724,000 and $7,000 to TPL and PTSC, respectively.  At May 31, 2009, PDS had accounts payable balances of approximately $1,482,000 and $5,500 to TPL and PTSC, respectively.

The condensed balance sheets of PDS at May 31, 2010 and 2009 and statements of income of PDS for the years ended May 31, 2010, 2009 and 2008 are as follows:

Balance Sheets

Assets:

	2010	2009
Cash and cash equivalents	$779,932	$1,343,582
Prepaid expenses	25,000	-
Licenses receivable	2,000,000	6,148,750
Total assets	$2,804,932	$7,492,332

Liabilities and Members’ Equity:

Related party payables and accrued expenses	$1,777,884	$1,487,799
LLC tax payable	11,790	-
Members’ equity	1,015,258	6,004,533
Total liabilities and members’ equity	$2,804,932	$7,492,332

Statements of Income

	2010	2009	2008
License revenues	$14,278,855	$29,392,424	$59,282,971
Operating expenses	5,301,273	7,793,472	18,627,032
Operating income	8,977,582	21,598,952	40,655,939
Interest and other income	588	58,987	216,902
Income before LLC taxes	8,978,170	21,657,939	40,872,841
Provision for LLC taxes	11,790	11,790	11,790
Net income	$8,966,380	$21,646,149	$40,861,051

Talis Data Systems, LLC

On May 16, 2008, we paid $400,000 to acquire a 15.09% share in Talis, a company that produced multi-domain computer and network security products for government, military, and enterprise customers. Talis developed and marketed PCs incorporating its Datagent security device, a patented, hardware based data security solution that avoids the vulnerability of software–based approaches.

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

The inability of Talis to meet its business plan, raise capital, and the general economic environment were indicators of impairment on our investment, accordingly at August 31, 2009, it was determined that our investment in Talis was impaired by approximately $680,000.  We have recorded this as an impairment of investment in affiliated companies on our consolidated statement of operations for the fiscal year ended May 31, 2010.

We were accounting for our investment in Talis under the equity method of accounting.  We had recorded our share of Talis’ net loss of $21,706, $488,024 and $8,376 during the fiscal years ended May 31, 2010, 2009 and 2008, respectively, as a decrease in our investment.  Our investment in Talis was $669,498 at May 31, 2009 and was recorded as “Investments in Affiliated Companies”.  We have recorded our share of Talis’ net loss as “Equity in Earnings of Affiliated Companies” in the accompanying consolidated statements of operations for the years ended May 31, 2010, 2009 and 2008.  The carrying value of our investment in Talis after impairment is zero at May 31, 2010.  During the third quarter of fiscal 2010 Talis was dissolved.

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

We reviewed the Series B Preferred Stock Purchase Agreement and related agreements in addition to evaluating our voting rights for our investment in the preferred stock of Avot, and as such we concluded that we did not have the ability to exercise significant control over Avot.  As a result, we were accounting for our investment in Avot at cost.

During March 2009, we entered into a revolving loan note with Avot.  At May 31, 2010, the note has been paid in full (see Note 8).

The inability of Avot to meet its business plan, to raise capital, and the general economic environment were indicators of impairment of our investment, accordingly at May 31, 2009, management determined that our investment in Avot was impaired by approximately $867,000.  We have recorded this as an impairment of investment in affiliated company on our consolidated statement of operations for the fiscal year ended May 31, 2009.

In September 2009, we entered into an agreement with Avot in which Avot developed a software package for PDSG’s Vigilys product.  Terms of the agreement required PDSG to pay Avot four milestone payments of $50,000 each on September 1, October 1, November 1 and December 1, 2009.  In connection with the agreement, Avot issued us 1,000,000 warrants to purchase shares of Avot’s common stock, with an exercise price of $0.05 per share and a 36 month exercise period.  The warrants were issued in four 250,000 installments consistent with the milestone payments.  The value attributed to the warrants was insignificant.

During the quarter ended November 30, 2009 we wrote off $433,333 which represented the remaining fair value of our preferred stock investment in Avot.  We have presented the $433,333 as an impairment of investment in affiliated companies on our consolidated statements of operations for the fiscal year ended May 31, 2010.

During March 2010, Avot sold substantially all of its assets and we collected our note receivable.  There was not adequate consideration to redeem any portion of our preferred stock investment which had been fully written off during the fiscal quarters ending in May and November 2009.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Investments in Affiliated Companies (continued)

Our investment in Avot as impaired was $433,333 at May 31, 2009 and has been recorded as “Investments in Affiliated Companies” on our consolidated balance sheet at May 31, 2009.

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

During March 2007, we entered into a revolving line of credit with Holocom which caused us to have a variable interest in Holocom and we were required to consolidate Holocom as a variable interest entity.  Prior to initial consolidation, we recognized a $126,746 impairment loss on our preferred stock investment for the losses of Holocom for the period February 2007 through March 26, 2007.  During May 2009, we deconsolidated Holocom due to a re-consideration event (see Note 14).  At May 31, 2009, our investment in Holocom was $435,182 and has been recorded as “Investments in Affiliated Companies” on our consolidated balance sheet at May 31, 2009.

Management determined that the inability of Holocom to meet its business plan, raise capital, and the general economic environment were indicators of impairment on our investment.  At May 31, 2010, we wrote off our investment in the preferred stock of Holocom amounting to $435,182.  We have presented the $435,182 as an impairment of investment in affiliated companies on our consolidated statement of operations for the fiscal year ended May 31, 2010.

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

14. Deconsolidation of Variable Interest Entity

As stated in Note 13, in February 2007, we invested an aggregate of $370,000 in Holocom for 2,100,000 shares of convertible preferred stock.  On March 27, 2007, we entered into an 18-month revolving line of credit with Holocom for a maximum amount of $500,000.  As a result of the line of credit, we had a variable interest in Holocom, a variable interest entity, and we had determined that we were the primary beneficiary as we absorbed more than half of the variable interest entity’s expected losses.  On August 29, 2008 Holocom paid the remaining balance due on the March 2007 line of credit and provided us notice effectively terminating the line of credit on August 29, 2008.  During July 2008, Holocom obtained a credit facility for up to $300,000 from a third party, the facility’s term extended to May 1, 2009, and was guaranteed by us. As a result of our guarantee on the third party credit facility, which we were not contractually required to provide, we maintained a variable interest in Holocom as we are obligated under the guarantee to repay the third party should Holocom default on the credit facility.  During May 2009, Holocom paid the balance due on the July 2008 facility, releasing our guarantee.  As a result of this re-consideration event, we are no longer the sole source of financial support and the primary beneficiary for Holocom; accordingly on May 1, 2009 we deconsolidated Holocom from our financial results.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Deconsolidation of Variable Interest Entity (continued)

Included in our consolidated statements of operations for the fiscal years ended May 31, 2009 and 2008 were the results of Holocom’s operations:

	2009	2008
Product sales and other	$4,709,491	$3,649,898
Cost of product sales	2,136,264	1,510,450
Gross profit	2,573,227	2,139,448
Selling, general & admin expenses	2,081,507	1,993,317
Operating income	491,720	146,131
Gain on sale of subsidiary	-	150,000
Interest and other income	9,626	25,587
Interest expense	(10,435)	(24,483)
Income before income taxes	490,911	297,235
Provision for income taxes	260,355	11,916
Net income	$230,556	$285,319

During eleven months ended April 30, 2009 and the fiscal year ended May 31, 2008, Holocom recognized $6,328 and $7,201, respectively, of employee, consultant and director stock-based compensation expense.  In connection with the deconsolidation of Holocom, we removed additional paid-in capital of $13,529 related to Holocom’s stock-based compensation.

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Deconsolidation of Variable Interest Entity (continued)

April 30, 2009
Net assets at fair value	$794,674
Carrying amount of noncontrolling interest allocable to Holocom	(345,962)
PTSC investment in Holocom at date of deconsolidation	$448,712

No gain or loss was recorded upon deconsolidation as the estimated fair values of Holocom’s net assets equaled their carrying values.

15. Accrued Expenses and Other

At May 31, 2010 and 2009, accrued expenses and other consisted of the following:

	2010	2009
Accrued lease obligation	$19,837	$18,085
Compensation and benefits	269,611	269,440
Commissions payable	2,556	5,805
Payable to Verras Medical on sale	-	300,000
	$292,004	$593,330

16. Notes Payable

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

Long Term

On October 14, 2008, we borrowed $3,000,000 on our credit facility with Wedbush, the proceeds of which is included in cash and cash equivalents at May 31, 2010 and 2009.  The facility is collateralized by the full value of the outstanding auction rate securities, required no origination fee and bears interest at the federal funds rate plus 3%.  The amount we can borrow on the facility is limited by the Financial Industry Regulatory Authority (“FINRA”).  At May 31, 2010 and 2009, the balance on the facility of $3,122,144 and $3,041,577, respectively, included accrued interest of $122,144 and $41,577, respectively, at an approximate average monthly rate of 2.6% and 3%, respectively.  During June 2010, portions of our auction rate securities were redeemed at par value and as of the date of this filing, the par value of our auction rate securities is $5,200,000.  During June 2010, we paid $500,000 on the credit facility.

17. Stockholders’ Equity

On October 30, 2008, our shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from 500,000,000 to 600,000,000.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market.  The repurchase plan has no maximum number of shares and is solely at the discretion of the Board of Directors. The repurchase plan has no set expiration date.

The following table summarizes share repurchases during the years ended May 31, 2010, 2009 and 2008:

	2010	2009	2008
Number of shares repurchased	1,632,983	6,149,316	8,096,721
Aggregate cost	$234,356	$1,127,487	$3,891,094

Private Stock Offerings

On November 5, 2007, 200,000 shares of common stock valued at $0.50 per share (based on the fair value on the date of issuance) were issued to a former officer in connection with a legal settlement.  We recorded an expense of $100,000 in connection with the issuance of these shares.

On September 2, 2008 we issued 17,583,235 shares of our common stock to the exchange agent in connection with the Crossflo acquisition (see Note 4).  The shares were valued at $0.24389 per share based on the provisions of the merger agreement and the value was allocated among the assets as set forth in Note 4 to our consolidated financial statements.

On September 2, 2008 we issued 2,844,630 shares of our common stock to the escrow agent in connection with the Crossflo acquisition.  The shares were valued at $0.24389 per share based on the provisions of the merger agreement and the value was allocated among the assets as set forth in Note 4 to our consolidated financial statements.

On September 4, 2008, we issued 1,456,394 shares of our common stock to Crossflo’s financial consultant for broker services in connection with the Crossflo acquisition.  The shares were valued at $0.24389 per share based on the provisions of the merger agreement and the value was allocated among the assets as set forth in Note 4 to our consolidated financial statements.

On September 5, 2008 we issued 4,133,267 shares of our common stock to Crossflo’s convertible note holders in connection with the Note Conversion Agreement associated with the Crossflo acquisition.  The shares were valued at $0.24389 per share based on the provisions of the merger agreement and the value was allocated among the assets as set forth in Note 4 to our consolidated financial statements.

On September 12, 2008 we issued 970,929 shares of our common stock to Crossflo’s convertible note holders in connection with the Note Conversion Agreement associated with the Crossflo acquisition.  The shares were valued at $0.24389 per share based on the provisions of the merger agreement and the value was allocated among the assets as set forth in Note 4 to our consolidated financial statements.

Warrants

At May 31, 2008, we had warrants outstanding to purchase 300,000 common shares at exercise prices ranging from $0.20 to $1.00 per share, expiring at various dates through 2011.  During the year ended May 31, 2008, we issued no warrants to purchase shares of common stock; an investor exercised warrants to purchase 125,000 shares of common stock for proceeds of $6,250; 1,933,259 warrants expired or were cancelled due to cashless exercises, 3,700,000 warrants were exercised utilizing the cashless method of exercise for 2,702,656 shares, and we repurchased 7,000,000 warrants for $2,760,900 under terms of our warrant repurchase agreement with Lincoln Ventures, LLC.

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

At May 31, 2010, we had warrants outstanding to purchase 325,000 common shares at exercise prices ranging from $0.15 to $1.00 per share, expiring at various dates through 2011.  On January 25, 2010, we issued 25,000 warrants expiring on December 21, 2010 with an exercise price of $0.15 to a former consultant in connection with a legal settlement.  We recorded $857 of share-based compensation in connection with the issuance.  On November 9, 2009, we gave notice to our current investor relations firm of our intent to cancel our contract within 30 days.  Accordingly, the 250,000 warrants granted under contract that were not vested were cancelled.  In connection with the cancellation of the unvested warrants we reversed approximately $10,400 of share-based compensation previously recorded, including $6,932 recorded during the year ended May 31, 2009.

The following table presents outstanding warrants at May 31, 2010, 2009 and 2008:

	2010	2009	2008
Issued in conjunction with:
Services	300,000	550,000	300,000
Legal settlements	25,000	-	-
Total warrants outstanding	325,000	550,000	300,000

Share-based Compensation Summary of Assumptions and Activity

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant.  The expected volatility for the fiscal years ended May 31, 2010, 2009 and 2008 is based on the historical volatilities of our common stock.  These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

	Year Ended May 31, 2010	Year Ended May 31, 2009	Year Ended May 31, 2008

Expected term	5 yrs	5 yrs	5 yrs
Expected volatility	116 – 117%	120 – 125%	122 – 128%
Risk-free interest rate	2.14 - 2.55%	1.67 - 3.23%	2.23 - 4.96%
Expected dividends	-	-	2.82%

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

A summary of option activity as of May 31, 2010 and changes during the fiscal year then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2009	10,210,000	$0.39
Options granted	670,000	$0.18
Options exercised	(100,000)	$0.07
Options forfeited	(5,142,083)	$0.33
Options outstanding at May 31, 2010	5,637,917	$0.42	1.98	$-
Options vested and expected to vest at May 31, 2010	5,419,013	$0.43	1.92	$-
Options exercisable at May 31, 2010	5,000,108	$0.45	1.74	$-

The weighted average grant date fair value of options granted during the fiscal years ended May 31, 2010, 2009 and 2008 was $0.15, $0.14 and $0.32 per option, respectively. The total intrinsic value of options exercised during the fiscal years ended May 31, 2010, 2009 and 2008 was $9,550, $11,000 and $562,150, respectively, based on the differences in market prices on the dates of exercise and the option exercise prices.

The aggregate intrinsic value in the table above represents the differences in market price at the close of the fiscal year ($0.09 per share on May 31, 2010) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.09) on May 31, 2010.

As of May 31, 2010, there was $49,427 of total unrecognized compensation cost related to employee stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next 36 months.
The following table summarizes employee and director stock-based compensation expense for PTSC and employee stock-based compensation expense for PDSG for the fiscal years ended May 31, 2010, 2009 and 2008, which was recorded as follows:

	Year Ended	Year Ended	Year Ended
	May 31, 2010	May 31, 2009	May 31, 2008
Research and development - PDSG	$19,523	$1,542	$-
Selling, general and administrative expense - PDSG	49,498	47,166	-
Selling, general and administrative expense - PTSC	158,696	357,039	502,770
Total	$227,717	$405,747	$502,770

During the eleven months ended April 30, 2009 and the fiscal year ended May 31, 2008, Holocom recognized $6,328 and $7,201, respectively, of employee, consultant and director stock-based compensation expense.

During the fiscal year ended May 31, 2010, we expensed $857 relating to warrants issued during the current fiscal year and we recognized an adjustment of ($6,932) relating to the forfeiture of warrants during the current fiscal year.  During the fiscal year ended May 31, 2009 we expensed $6,932 relating to warrants issued during the fiscal year.  We incurred no such expense during the fiscal year ended May 31, 2008.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

1996 Stock Option Plan

Effective March 1996, as amended, we adopted the 1996 Stock Option Plan. Under the 1996 Stock Option Plan, which expired March 24, 2006, options to purchase up to 4,000,000 shares of our common stock may be granted to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 1996 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal year ended May 31, 2010, the 100,000 options outstanding under the 1996 Stock Option Plan at May 31, 2009 were exercised.

2001 Stock Option Plan

The 2001 Stock Option Plan, which expires in February 2011, provides for the granting of options to purchase up to 3,000,000 shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2001 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal year ended May 31, 2008 we granted options to purchase 699,000 shares of our common stock at market value, under this plan.  We made no grants under this plan during fiscal 2010 and 2009. As of May 31, 2010, options to purchase 275,000 shares of common stock are outstanding under the 2001 Stock Option Plan.

2003 Stock Option Plan

The 2003 Stock Option Plan, which expires in July 2013, provides for the granting of options to acquire up to 6,000,000 shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2003 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal year ended May 31, 2008 we granted options to purchase 3,723,000 shares of our common stock at market value, under this plan. There were no grants made under the 2003 Stock Option Plan during the fiscal years ended May 31, 2010 or 2009. As of May 31, 2010, options to purchase 850,000 shares of common stock are outstanding under the 2003 Stock Option Plan.

2006 Stock Option Plan

On October 30, 2008 our shareholders approved an increase in the number of shares authorized under our 2006 Stock Option Plan from 5,000,000 to 10,000,000.

The 2006 Stock Option Plan, as amended, which expires in March 2016, provides for the granting of options to acquire up to 10,000,000 shares, with a limit of 8,000,000 Incentive Stock Option (“ISO”) shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2006 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder).  During the fiscal years ended May 31, 2010, 2009 and 2008, we granted options to purchase 670,000, 2,275,000, and 2,203,000 shares of our common stock, respectively, under this plan, none, none and 200,000 shares, respectively, of which were ISOs.  As of May 31, 2010, options to purchase 4,512,917 shares of common stock are outstanding under the 2006 Stock Option Plan.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

A summary of the status of our stock option plans and warrants as of May 31, 2010, 2009 and 2008 and changes during the years ended on those dates is presented below:

	Options		Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, June 1, 2007	7,245,000	$0.40	12,060,915	$0.10
Granted	6,625,000	0.43	-	-
Cancelled/Expired	(4,392,154)	0.45	(1,933,259)	0.09
Repurchased	-	-	(7,000,000)	0.08
Exercised	(1,282,846)	0.15	(2,827,656)	0.12

Outstanding, May 31, 2008	8,195,000	0.44	300,000	0.57
Granted	2,275,000	0.20	250,000	0.23
Cancelled/Expired	(160,000)	0.33	-	-
Exercised	(100,000)	0.05	-	-

Outstanding, May 31, 2009	10,210,000	0.39	550,000	0.41
Granted	670,000	0.18	25,000	0.15
Cancelled/Expired	(5,142,083)	0.33	(250,000)	0.23
Exercised	(100,000)	0.07	-	-

Outstanding, May 31, 2010	5,637,917	$0.42	325,000	$0.53

Exercisable, May 31, 2008	4,265,372	$0.47	300,000	$0.57

Exercisable, May 31, 2009	5,806,427	$0.44	300,000	$0.57

Exercisable, May 31, 2010	5,000,108	$0.45	325,000	$0.53

Weighted average fair value of options granted during the year ended May 31, 2008		$0.32		$-

Weighted average fair value of options and warrants granted during the year ended May 31, 2009		$0.14		$0.17

Weighted average fair value of options and warrants granted during the year ended May 31, 2010		$0.15		$0.03

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

18. Income Taxes

The provision (benefit) for income taxes is as follows for the years ended May 31:

	2010	2009	2008
Current:
Federal	$(627,000)	$3,276,790	$12,540,914
State	(46,066)	852,795	3,973,734
Total current	(673,066)	4,129,585	16,514,648

Deferred:
Federal	(2,447,633)	(2,178,742)	(7,615,720)
State	(807,658)	(644,756)	(2,472,899)
Total deferred	(3,255,291)	(2,823,498)	(10,088,619)
Valuation allowance:	-	(341,958)	-
Total provision (benefit)	$(3,928,357)	$964,129	$6,426,029

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended May 31:

	2010	2009	2008

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income tax rate, net of Federal effect	5.3%	6.5%	6.1%
Change in tax rate	(1.0)%	3.0%	1.3%
Stock option expense	-%	0.9%	2.2%
Tax credits	0.2%	(0.4)%	(3.7)%
Tax exempt interest	0.2%	(4.3)%	-%
Deconsolidation of variable interest entity	(0.2)%	1.2%	-%
Goodwill	(2.5)%	3.8%	-%
Other	-%	(2.4)%	-%
Change in valuation allowance	-%	3.1%	(0.6)%
Effective income tax rate	37.0%	46.4%	40.3%

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Income Taxes (continued)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets are as follows as of May 31:

	2010	2009
Current deferred tax assets (liabilities):
State taxes	$(34,509)	$184,143
Accrued expenses	73,182	101,329
Reserve for loan loss	434,034	-
Total net current deferred tax asset	472,707	285,472

Long-term deferred tax assets (liabilities):
Investment in affiliated company	212,202	(793,740)
Basis difference in property and equipment	(5,486)	(3,439)
Basis difference in intangibles	(240,892)	(1,663,883)
Stock based compensation expense	480,869	385,917
Impairment of note receivable	331,896	145,464
State taxes	(796,678)	(495,046)
Deferred rent	8,498	7,748
Other comprehensive loss	178,285	450,510
Capital loss carryover	29,131	29,131
Net operating loss carryforwards	6,178,342	5,122,973
Credit carryover	78,090	-
Valuation allowance	(542,525)	(341,958)
Total net long-term deferred tax asset	5,911,732	2,843,677
Net deferred tax asset	$6,384,439	$3,129,149

On September 1, 2008, we acquired 100 percent of the outstanding shares of Crossflo (see Note 4).  As a result of this transaction, we set up a deferred tax asset related to Crossflo’s net operating loss carryforwards that can be used to offset consolidated taxable income in the future.  At May 31, 2009, the entire $542,525 above, is a partial valuation allowance on some deferred assets of Crossflo, as management has not determined that it is more likely than not that these deferred tax assets will be realized.

We anticipate carrying back a federal net operating loss of approximately $1,394,000 to the tax year ending May 31, 2009.  We have federal and state net operating loss carryforwards available to offset future taxable income of approximately $14,281,000 and $14,966,000, respectively, at May 31, 2010.  These carryforwards begin to expire in the years ending May 31, 2023 and 2013, respectively.  The state of California has suspended NOL deductions for taxable years beginning in 2008 or 2009 for taxpayers with business income of $500,000 or more.

On June 1, 2007, we adopted authoritative guidance which defines criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of this guidance did not result in any cumulative effect adjustment to retained earnings.  Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.  As of May 31, 2010, we are subject to U.S.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Income Taxes (continued)

Federal income tax examinations for the tax years May 31, 1993 through May 31, 2009, and we are subject to state and local income tax examinations for the tax years May 31, 2001 through May 31, 2009 due to the carryover of net operating losses from previous years.

The table below summarizes our liability relating to unrecognized tax benefits under the authoritative guidance:

Balance at May 31, 2009	$-
Increase in unrecognized tax benefit liability	-
Decrease in unrecognized tax benefit liability	-
Accrual of interest related to unrecognized tax benefits	7,000
Balance at May 31, 2010	$7,000

Our liability relating to unrecognized tax benefits has been presented net of our prepaid income taxes on our consolidated balance sheet at May 31, 2010.

Our continuing practice is to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.  This policy did not change as a result of our adoption of the authoritative guidance on June 1, 2007.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

19. Commitments and Contingencies

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

The Acer case seeks declaratory relief that its products do not infringe enforceable claims of the '336, '584, ‘749, '148 patents and US 5,530,890 (the “890 patent”). The HTC case similarly seeks declaratory relief that its products do not infringe enforceable claims of those patents.  We allege counterclaims for patent infringement of the '336, '749, '148 and '890 patents against Acer and HTC.  On June 16, 2009, District Court Judge Jeremy Fogel stayed the HTC and Acer actions until September 18, 2009.  The stay has now been lifted and the cases are in the discovery and pre-claims construction phase.

On December 1, 2008, we, TPL and Alliacense, Ltd. were named as defendants in a lawsuit filed in the United States District Court for the Northern District of California by Barco, N.V.  The Barco case seeks declaratory relief that its products do not infringe enforceable claims of the '584, '749 and '890 patents.  We allege counterclaims for patent infringement of our '749, '890 and '336 patents.  On June 22, 2009, Judge Fogel also stayed the Barco case until September 18, 2009.  That stay has now been lifted and the case is deemed related to the Acer and HTC cases.  The case is now in the discovery and pre-claims construction phase.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Commitments and Contingencies (continued)

On April 29, 2009, we, TPL, and Alliacense Ltd., were named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York by Sirius XM Radio, Inc.  The Sirius case seeks declaratory relief that its products do not infringe enforceable claims of our '749, '584, '890, '336 and '148 patents, and additionally two patents of TPL's "fast logic" portfolio which do not involve us.  The Sirius case was deemed related to the Acer, HTC and Barco cases.  A settlement of the Sirius action has been finalized and that action was dismissed on July 30, 2010.

In the HTC and Barco cases the parties have stipulated to non-infringement of the ‘584 patent and that patent will not be litigated in those cases.

Deutsche Bank Arbitration

On October 16, 2008, we initiated binding arbitration claims before FINRA against Deutsche Bank Securities, Inc., and affiliates ("DBSI") based on advisory services provided to us resulting in our purchases of auction rate securities ("ARS") and the failure of the ARS market in February 2008.  We experienced a loss of liquidity and other damages as a result and allege DBSI engaged in negligence and nondisclosure in providing us services.  DBSI has answered our claims, and an arbitration panel has been selected.  Document discovery has been initiated.  Some instruments have been repurchased by the issuers since the claim was filed (see Note 6).  The arbitration is scheduled to begin August 30, 2010.

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

On August 31, 2009, we initiated an arbitration proceeding before the American Arbitration Association against the three Crossflo principal officers who were signatories to the Merger Agreement alleging they provided false representations and warranties in the Merger Agreement and alleging nondisclosure of information about Crossflo during the due diligence process leading up to the merger.  Those three principal officers deny our claims and have filed counterclaims.  Briefing to determine the scope of counterclaims to be arbitrated is pending before the arbitrator.  The arbitration is scheduled to begin February 13, 2011.

TPL Litigation

On April 12, 2010, we filed an action against Technology Properties Limited LLC ("TPL") in San Diego Superior Court for breach of a promissory note of $1 million issued to us by TPL on January 12, 2010 and which became due and payable on February 28, 2010.  TPL has filed an answer and various defenses denying the claim.

On April 22, 2010 we filed a second action against TPL and Alliacense LLC in Santa Clara Superior Court alleging claims for breach of contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and interference with contract, constructive fraud, for preliminary and permanent injunctions and for an accounting.  The Action stemmed from TPL's notification of a license written in April 2010 which included a license of the MMP patents and other patent to use portfolios and technologies co-owned and potentially owned by TPL in the future.  We objected to the amount of license consideration allocated to the MMP patent license as too low relative to the other license components.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Commitments and Contingencies (continued)

On April 26, 2010, the Court granted our application for a Temporary Restraining Order ("TRO") precluding TPL from executing any license of the MMP patents without providing us five business days' notice of the proposed MMP license and any other proposed license with the licensor, in order to allow us time to seek redress if we are dissatisfied by the proposed licenses.  At that time, TPL filed motions to seal the file and to bar press releases commenting on the contents of the court file, and a motion to compel private arbitration of the dispute.

The Court granted the motion to seal provisionally until TPL's motions were fully briefed and argued and set a hearing on our request that the TRO become a Preliminary Injunction through trial.

Following this, the parties entered into negotiations to restructure their relationship by providing generally for PDS and PTSC oversight of Alliacense operations and to finance Alliacense's operations in pursuit of MMP licensing.  Those negotiations proceeded for nearly three months.  While the negotiations were underway, the parties stipulated to postpone the briefing on the motions several times.  Those negotiations failed and are not continuing.  However TPL stipulated on August 3, 2010 that the TRO already in place would become a Preliminary Injunction.  On August 12, 2010, the Court considered defendants' request to seal the file indefinitely and to compel private arbitration of the dispute and denied both Motions. On August 13, 2010 the Court provisionally allowed some file redactions pursuant to a Motion filed by TPL and will decide the appropriateness of those redactions on September 30, 2010.

401(k) Plan

Patriot and PDSG have retirement plans that comply with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plans. Patriot matches 50% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation. Patriot’s participants vest 33% per year over a three year period in their contributions. Patriot’s matching contributions during the fiscal years ended May 31, 2010, 2009 and 2008 were $18,242, $17,474 and $9,596, respectively.  PDSG does not match participant voluntary contributions.

Employment Contracts

On June 5, 2007, Mr. Pohl, our outgoing chief executive officer retired. As a result, we recorded a severance charge of $100,000 during the fiscal year 2008 based on terms of his employment agreement which provided for salary continuation.

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Commitments and Contingencies (continued)

In connection with Mr. Goerner’s appointment as Interim President and Chief Executive Officer, and commencing on February 29, 2008, we entered into an employment agreement with Mr. Goerner for an initial 120-day term if not terminated pursuant to the agreement, with an extension period of one year and on a continuing basis thereafter.  Pursuant to the agreement, if Mr. Goerner was terminated without cause within the first year of employment, after the initial 120-day term, he was entitled to receive an amount equal to his base salary for the period remaining in the agreement.  Payments were conditional upon the execution of a general release.  In connection with management’s restructuring plan on October 7, 2009, we entered into a Separation Agreement with Mr. Goerner which required us to pay his base salary for the next seven months in exchange for a general release of claims against us.  During the fiscal year 2010 we recorded a one-time severance charge of $145,833 pursuant to the Separation Agreement.  At May 31, 2010 we have satisfied all payments under the Separation Agreement.

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

Bonuses

In connection with the acquisition of Crossflo, retention bonuses were to be paid to individuals who were Crossflo employees pre-merger who remain with PDSG until March 1, 2010.  In connection with the acquisition of Vigilys, a retention bonus was to be paid to a key employee who remains with PDSG until March 27, 2010.  The projected liability for such bonuses was $75,000.  These liabilities were being accrued ratably over the retention periods.  During March 2010 retention bonuses in the amount of $75,000 were paid to qualified key employees.

By the terms of his employment contract, our CFO, who also currently serves as our interim CEO, is eligible to earn an annual bonus equivalent to 50% of his base salary.  In connection with management’s restructuring plan on October 5, 2009, our Compensation Committee determined that this bonus would be payable at the end of the interim period.  The projected liability for such bonus is $145,875 and has been recorded on our consolidated balance sheet in “Accrued expenses and other” at May 31, 2010.

Escrow Shares

As stated in Note 4, in connection with our acquisition of Crossflo, in the event that there is not an adequate number of shares remaining in the escrow account one year from September 1, 2008 (the closing date of the merger agreement between Crossflo and Patriot) to satisfy distribution to Crossflo stockholders in accordance with the terms of the Escrow Agreement, we are required to make up any difference in cash.

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Commitments and Contingencies (continued)

Operating Leases

We have an operating lease agreement for our Carlsbad, California office facility which expires February 28, 2011. Future minimum lease payments required under the operating lease are $59,498 in fiscal year 2011. Rent expense for the fiscal years ended May 31, 2010, 2009 and 2008 was $90,082, $98,544 and $101,634, respectively.

PDSG subleases offices located at 11260 El Camino Real, Suites 100 and 102, San Diego, California through December 2011.  Future minimum lease payments required under the operating lease are $167,001 in fiscal year 2011 and $99,032 in fiscal year 2012.  Rent expense for the fiscal year ended May 31, 2010 and 2009 was $160,518 and $68,765, respectively.

PDSG leased an office located at 248B Harbor Blvd, Belmont, California until the January 25, 2010 sale of Verras.  Rent expense for the fiscal year ended May 31, 2010 and 2009 was $24,792 and $18,594, respectively.

20. Segment Information

Holocom began operations in February 2007 and we consolidated Holocom in our consolidated financial statements commencing in March 2007.  Due to a re-consideration event we deconsolidated Holocom on May 1, 2009 (see Note 14). Holocom was an operating segment as revenue was 10% or more of the total revenue of all operating segments. Segment information regarding Holocom’s operations is presented for June 1, 2008 though April 30, 2009 in the fiscal 2009 column below.

Holocom is engaged in the business of developing and manufacturing network-security hardware for sale to government, military, and other high-security facilities. There was no inter-segment revenue, and the accounting policies for segment reporting were the same as for us as a whole.

We acquired PDSG in a series of transactions in the second, third and fourth quarters of fiscal 2009 (see Note 4) and consolidate our wholly-owned subsidiary PDSG in our consolidated financial statements.  PDSG provides data sharing services and products to the public sector.  There is no inter-segment revenue and the accounting policies for segment reporting are the same as for us as a whole.

These reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.

The “all other” category includes the results for Patriot Scientific Corporation.

Operating segment net revenue, operating loss and income before taxes for each of the years ended May 31 were as follows:

	2010	2009	2008
Net revenue:
Holocom	$-	$4,709,491	$3,649,898
PDSG	567,934	593,451	-
All other	-	51,780	58,320
Total net revenue	$567,934	$5,354,722	$3,708,218

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Segment Information (continued)

	2010	2009	2008
Operating income (loss):
Holocom	$-	$491,720	$146,131
PDSG	(8,948,008)	(3,645,218)	-
All other	(3,816,007)	(3,888,132)	(5,753,763)
Total operating loss	$(12,764,015)	$(7,041,630)	$(5,607,632)
Income (loss) before income taxes:
Holocom	$-	$490,911	$297,235
PDSG	(8,756,032)	(3,642,232)	-
All other	(1,852,146)	5,227,515	15,632,521
Total income (loss) before income taxes	$(10,608,178)	$2,076,194	$15,929,756
Provision (benefit) for income taxes:
Holocom	$-	$260,355	$11,916
PDSG	(2,996,841)	(1,284,941)	-
All other	(931,516)	1,988,715	6,414,113
Total provision (benefit) for income taxes	$(3,928,357)	$964,129	$6,426,029

All Holocom sales were to unaffiliated customers within the United States.  All PDSG sales were to unaffiliated customers within the United States, with the exception of a hosting arrangement with a customer in Japan.

Sales concentration information for Holocom for the years ended May 31, 2009 and 2008 was as follows:

	2009		2008
	Sales	% of sales	Sales	% of sales
Customer A	$1,907,499	40%	$1,354,494	37%
Customer B	$706,553	15%	$889,724	24%
Customer C	-	-	$370,301	10%
Customer D	$1,091,467	23%	-	-

Sales and accounts receivable concentration information for PDSG as of and for the year ended May 31, 2010 and 2009 was as follows:

	2010			2009
	Sales	% of sales	% of A/R	Sales	% of sales	% of A/R
Customer A	-	-	-	$254,794	43%	60%
Customer B	-	-	-	$29,225	5%	18%
Customer C	$106,064	19%	72%	$1,911	-	14%
Customer D	-	-	-	$151,147	25%	-
Customer E	$281,141	50%	22%	-	-	-

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Segment Information (continued)

Operating segment depreciation and amortization for each of the years ended May 31 and total assets at May 31 were as follows:

	2010	2009	2008
Depreciation and amortization:
Holocom	$-	$21,992	$21,877
PDSG	588,806	692,913	-
All other	13,420	18,096	28,828
Total depreciation and amortization	$602,226	$733,001	$50,705

	2010	2009
Total assets:
PDSG	$7,227,033	$10,067,007
All other	20,188,648	23,659,945
Total assets	$27,415,681	$33,726,952

21. Subsequent Events

During the period June 1, 2010 through August 6, 2010, we purchased 348,400 shares of our common stock at an aggregate cost of $38,755 pursuant to our stock buyback program.

On June 1, 2010 we paid $500,000 on our credit facility with Wedbush.

On June 3, 2010, we issued 650,000 stock options from our 2006 Stock Option Plan with an exercise price of $0.10 to two of our directors and our CFO.  The options vested immediately upon issuance.

During June 2010, $350,000 of our ARS was redeemed by the issuers at par.

On July 16, 2010 PDSG received $62,500 from Index for Clinical Excellence, Ltd representing the six month anniversary payment due in accordance with the sale of Verras.

On July 15, 2010 we received payment from PDS of $1,003,095 consisting of principal and interest through July 15, 2010 on our $950,000 secured note with TPL.

On August 1, 2010 PDSG sold the Vigilys business line for $60,000, with an additional $140,000 of consideration contingent on the volume of Vigilys technology revenues earned by the buyer in future periods.  In connection with the sale, on July 31, 2010 PDSG terminated the employment of three employees associated with the Vigilys business line.

Phoenix Digital Solutions, LLC

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
Phoenix Digital Solutions, LLC

We have audited the accompanying balance sheets of Phoenix Digital Solutions, LLC (the "Company") as of May 31, 2010 and 2009, and the related statements of income, members' equity and cash flows for each of the three years in the period ended May 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Phoenix Digital Solutions, LLC as of May 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP
Costa Mesa, California
August 16, 2010

Phoenix Digital Solutions, LLC
Balance Sheets

May 31,	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$779,932	$1,343,582
Prepaid expenses	25,000	-
Licenses receivable	2,000,000	6,148,750
Total assets	$2,804,932	$7,492,332

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Related party payables and accrued expenses	$1,777,884	$1,487,799
LLC tax payable	11,790	-

Total liabilities	1,789,674	1,487,799

Commitments and Contingencies

Members’ equity	1,015,258	6,004,533

Total liabilities and members’ equity	$2,804,932	$7,492,332

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC
Statements of Income

Years Ended May 31,	2010	2009	2008

License revenues	$14,278,855	$29,392,424	$59,282,971

Operating expenses:
General and administrative	5,301,273	7,793,472	18,627,032
Operating income	8,977,582	21,598,952	40,655,939

Other income:
Interest and other income	588	58,987	216,902

Income before LLC taxes	8,978,170	21,657,939	40,872,841

Provision for LLC taxes	11,790	11,790	11,790

Net income	$8,966,380	$21,646,149	$40,861,051

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC
Statements of Members’ Equity

Balance June 1, 2007	$5,767,939
Net income	40,861,051
Distributions	(41,585,011)
Balance May 31, 2008	5,043,979
Net income	21,646,149
Distributions	(20,685,595)
Balance May 31, 2009	6,004,533
Contributions	1,160,000
Net income	8,966,380
Distributions	(15,115,655)
Balance May 31, 2010	$1,015,258

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC
Statements of Cash Flows

Years Ended May 31,	2010	2009	2008

Operating activities:
Net income	$8,966,380	$21,646,149	$40,861,051
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(25,000)	-	175,000
Licenses receivable	4,148,750	(6,148,750)	-
Related party payables and accrued expenses	290,085	(1,716,720)	1,819,401
LLC tax payable	11,790	(11,790)	-
Net cash provided by operating activities	13,392,005	13,768,889	42,855,452

Financing activities:
Contributions from members	1,160,000	-	-
Distributions to members	(15,115,655)	(20,685,595)	(41,585,011)
Net cash used in financing activities	(13,955,655)	(20,685,595)	(41,585,011)

Net increase (decrease) in cash and cash equivalents	(563,650)	(6,916,706)	1,270,441
Cash and cash equivalents, beginning of year	1,343,582	8,260,288	6,989,847
Cash and cash equivalents, end of year	$779,932	$1,343,582	$8,260,288

Supplemental Disclosure of Cash Flow Information
Cash payments for income taxes	$800	$12,590	$12,590

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

Liquidity Risks and Management’s Plans

During the years ended May 31, 2008, 2009 and 2010, the Company has experienced a decline in license revenues. At August 10, 2010, the Company’s cash and cash equivalents balance was $1,177,211.  The ability of PDS to continue as a going concern is dependent on its ability to generate or obtain sufficient cash to meet its obligations on a timely basis.  The Company will need to generate proceeds from new license agreements or obtain equity or debt financing to fund its planned operating expenses and working capital requirements for the foreseeable future.  Currently, the Company has no commitments to obtain additional capital from sources outside of that which may be contributed by the members, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which the members believe have infringed on their patent portfolio, the possibility of legislative action regarding patent rights, petitions with the USPTO to re-examine certain of the patents, the possible effect of new judicial interpretations of patent laws, and current litigation between the members of PDS, there is no assurance that the Company will receive any future revenues from license agreements, or if it does, that such license revenues in the future will be consistent with amounts received in the past.

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

Credit Risk

At May 31, 2010 and 2009, the Company’s cash and cash equivalents balance consisting of money market accounts not subject to FDIC insurance was $779,932 and $1,343,582, respectively.  The Company limits its exposure of loss by maintaining its cash with a financially stable financial institution.

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

At May 31, 2010, the balance in licenses receivable consists of a license agreement for which partial payment was made in fiscal 2010 and the remaining payment of $2,000,000 was received by the Company during July 2010.

At May 31, 2009, the balance in licenses receivable consists of a license received during May 2009, but deposited to an incorrect bank account and a license agreement signed in April 2009 for which partial payment was made in fiscal 2009 and the remaining payment was received in June and July 2009.

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

Phoenix Digital Solutions, LLC
Notes to Financial Statements (Continued)

Formation and Commercialization Agreement (continued)

Pursuant to the LLC Agreement, the members agreed to establish a working capital fund for the Company of $4,000,000, of which each member contributed $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. The members are obligated to fund future working capital requirements at the discretion of the management committee of the Company in order to maintain working capital of not more than $8,000,000. Neither member is required to contribute more than $2,000,000 in any fiscal year.  During the fiscal year ended May 31, 2010 PTSC and TPL each contributed $580,000 to the Company for working capital requirements.  Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement.

On June 7, 2005, the Company entered into a Commercialization Agreement with TPL and PTSC. This Commercialization Agreement allows TPL to commercialize the patent portfolio by entering into settlement and/or license agreements, suing in the name of TPL, PTSC, the Company and Charles Moore, and manage the use of the patent portfolio by third parties.

Under terms of the Commercialization Agreement, the Company is required to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance) to TPL for TPL’s supporting efforts to secure licensing agreements for the Company. During the years ended May 31, 2010, 2009 and 2008, the Company expensed $1,500,000, $2,869,114 and $2,952,362, respectively, pursuant to the agreement. The Company is also required to reimburse TPL for payment of all legal and third-party expert fess and other related third party costs and expenses. During the years ended May 31, 2010, 2009 and 2008, the Company expensed $3,684,154, $5,851,514 and $12,894,053, respectively, pursuant to the agreement.

On November 13, 2008, the Company’s management committee resolved to pay TPL 3% of the gross licensing revenue received by the Company for the period June 1, 2008 through May 31, 2009, as reimbursement for certain expenses incurred by TPL in connection with TPL’s activities related to a possible amendment of patent laws in the United States.  The aggregate reimbursement under this resolution was not to exceed $1,000,000 for the period June 1, 2008 through May 31, 2009.  From November 2008 to May 31, 2009, PDS expensed $571,500 pursuant to this resolution.  This amount is not included in the legal and third-party expenses above for fiscal 2009.

On August 17, 2009, the Company’s management committee resolved to pay TPL $500,000 per quarter beginning on June 1, 2009 and continuing through May 31, 2010 relating to TPL’s special work and effort regarding the MMP litigation and U.S. Patent Office re-examinations.  In the event that the Company had insufficient funds to make such payments, PTSC was required to advance half of the quarterly amount to the Company.  PTSC’s advances to the Company were to be without interest and were to be repaid to PTSC no later than May 31, 2010.  During the fiscal year ended May 31, 2010, TPL received $1,500,000 from the Company pursuant to this agreement which is included in the fiscal 2010 legal and third-party expenses above.  PTSC did not advance any funds to the Company or TPL under this resolution.  On May 31, 2010, the resolution terminated.

All of the amounts are recorded in general and administrative expense in the accompanying statements of income.

Phoenix Digital Solutions, LLC
Notes to Financial Statements (Continued)

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

6. Related Party Transactions

During the fiscal year ended May 31, 2010 TPL and PTSC each contributed $580,000 to the Company for working capital obligations.

During the fiscal years ended May 31, 2010, 2009 and 2008, the Company expensed $14,677, $92,301 and $650,782, respectively, for reimbursement of legal and related fees incurred by PTSC due to patent litigation.

At May 31, 2010, the Company had accounts payable balances of approximately $1,724,000 and $7,000 to TPL and PTSC, respectively, for direct expenses incurred by TPL and PTSC.

At May 31, 2009, the Company had accounts payable balances of approximately $1,482,000 and $5,500 to TPL and PTSC, respectively, for direct expenses incurred by TPL and PTSC.

7. Subsequent Events

During July 2010, the license receivable balance of $2,000,000 was received by the Company.

On July 15, 2010 the Company paid $1,003,095 to PTSC in accordance with terms of PTSC’s $950,000 secured note receivable with TPL due July 12, 2010 which named the Company as jointly and severally liable for payment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 16, 2010	PATRIOT SCIENTIFIC CORPORATION

	By:	/s/ CLIFFORD L. FLOWERS
Clifford L. Flowers
Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)