Form 10-Q
period 2010-08-31
PATRIOT SCIENTIFIC CORP
filed 2010-10-12
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

On October 8, 2010, 408,157,768 shares of common stock, par value $0.00001 per share were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of August 31, 2010 (unaudited) and May 31, 2010	3
Condensed consolidated Statements of Operations for the three months ended August 31, 2010 and August 31, 2009 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the three months ended August 31, 2010 and August 31, 2009 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	6-26
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-37
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	37-38
ITEM 4. Controls and Procedures	38

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	39
ITEM 1A. Risk Factors	39
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	39-40
ITEM 3. Defaults Upon Senior Securities	40
ITEM 4. Removed and Reserved	40
ITEM 5. Other Information	40
ITEM 6. Exhibits	40-41

SIGNATURES	42

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements
Patriot Scientific Corporation
Condensed Consolidated Balance Sheets

	August 31, 2010	May 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$9,507,050	$10,340,110
Restricted cash and cash equivalents	20,732	20,705
Current portion of marketable securities	4,557,590	12,105
Accounts receivable	156,000	149,504
Accounts receivable - affiliated company	37,848	7,010
Notes receivable, net	62,500	1,116,382
Work-in-process	-	136,637
Prepaid income taxes	928,670	930,272
Current portion of deferred tax assets	440,718	472,707
Prepaid expenses and other current assets	193,834	231,718
Total current assets	15,904,942	13,417,150

Marketable securities, net of current portion	-	5,133,835
Property and equipment, net	30,855	37,099
Goodwill	642,981	642,981
Other intangible assets, net	1,653,333	1,722,222
Deferred tax assets, net of current portion	7,104,912	5,911,732
Other assets	87,695	43,033
Investment in affiliated company	-	507,629
Total assets	$25,424,718	$27,415,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$293,192	$493,519
Accrued expenses and other	170,165	292,004
Deferred revenue	69,202	156,084
Current portion of long-term debt, including accrued interest	2,638,740	-
Total current liabilities	3,171,299	941,607

Distributions in excess of investment in affiliated company	652,074	-
Long-term debt, including accrued interest, net of current portion	-	3,122,144
Total long-term liabilities	652,074	3,122,144
Total liabilities	3,823,373	4,063,751

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,167,618 shares issued and 408,372,771 shares outstanding at August 31, 2010 and 438,167,618 shares issued and 408,821,071 shares outstanding at May 31, 2010	4,381	4,381
Additional paid-in capital	77,297,579	77,241,227
Accumulated deficit	(41,562,068)	(39,561,669)
Common stock held in treasury, at cost – 29,794,847 shares and 29,346,547 shares at August 31, 2010 and May 31, 2010, respectively	(14,138,547)	(14,085,015)
Accumulated other comprehensive loss	-	(246,994)
Total stockholders’ equity	21,601,345	23,351,930
Total liabilities and stockholders’ equity	$25,424,718	$27,415,681

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	August 31, 2010	August 31, 2009
Revenues:
License and service revenue	$94,055	$97,035

Cost of sales:
License and service revenue	23,415	31,983
Amortization of purchased intangibles	68,889	206,688
Total cost of sales	92,304	238,671
Gross profit (loss)	1,751	(141,636)

Operating expenses:
Research and development	230,484	314,197
Selling, general and administrative	1,355,769	1,927,795
Total operating expenses	1,586,253	2,241,992
Operating loss	(1,584,502)	(2,383,628)

Other income (expense):
Interest and other income	18,299	42,928
Interest expense	(16,597)	(20,640)
Impairment of investment in affiliated company	-	(680,292)
Gain on sale of Vigilys business line	60,000	-
Realized loss on sale of marketable securities	(648,740)	-
Equity in loss of affiliated companies	(1,159,703)	(264,558)
Total other expense, net	(1,746,741)	(922,562)

Loss before income taxes	(3,331,243)	(3,306,190)

Benefit for income taxes	(1,330,844)	(1,321,111)

Net loss	$(2,000,399)	$(1,985,079)

Basic loss per common share	$-	$-

Diluted loss per common share	$-	$-

Weighted average number of common shares outstanding - basic	405,739,165	407,484,967

Weighted average number of common shares outstanding - diluted	405,739,165	407,484,967

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	August 31, 2010	August 31, 2009

Operating activities:
Net loss	$(2,000,399)	$(1,985,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	75,133	222,402
Share-based compensation relating to issuance of stock options	58,434	38,212
Accrued interest income added to investments and notes receivable	(11,740)	(701)
Equity in loss of affiliated companies	1,159,703	264,558
Realized loss on sale of marketable securities	648,740	-
Gain on sale of Vigilys business line	(60,000)	-
Impairment of investment in affiliated company	-	680,292
Deferred income taxes	(1,330,362)	(1,400,295)
Changes in operating assets and liabilities:
Accounts receivable	(6,496)	43,354
Receivable from affiliated company	(30,838)	2,122
Work-in-process	136,637	(61,786)
Prepaid expenses and other assets	53,222	36,332
Prepaid income taxes	1,602	79,184
Accounts payable and accrued expenses	(305,570)	(214,259)
Deferred revenue	(86,882)	(2,237)
Net cash used in operating activities	(1,698,816)	(2,297,901)

Investing activities:
Proceeds from sales of marketable securities	355,775	787,546
Purchases of property and equipment	-	(67,295)
Repayment of note receivable	1,065,595	-
Issuance of note receivable	-	(55,000)
Investments in affiliated companies	-	(32,500)
Distributions from affiliated company	-	3,666,828
Net cash provided by investing activities	1,421,370	4,299,579

Financing activities:
Repurchase of common stock for treasury	(53,532)	(5,513)
Tax effect of expiration/cancellation/exercise of stock options	(2,082)	-
Payment on note payable	(500,000)	-
Net cash used in financing activities	(555,614)	(5,513)

Net (decrease) increase in cash and cash equivalents	(833,060)	1,996,165
Cash and cash equivalents, beginning of period	10,340,110	6,206,868
Cash and cash equivalents, end of period	$9,507,050	$8,203,033

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$121,184	$-
Cash payments for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized recovery on investments in marketable securities charged to other comprehensive income adjusted for deferred tax benefit	$-	$(164,823)
Reversal of unrealized loss charged to other comprehensive income at May 31, 2010 adjusted for deferred tax benefit due to recognition of loss in current period	$246,994	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements of Patriot Scientific Corporation (the “Company”, “PTSC”, “Patriot”, “we”, “us” or “our”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Report on Form 10-K for our fiscal year ended May 31, 2010.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented.  Operating results for the three month period ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011.

Basis of Consolidation

The condensed consolidated balance sheet at August 31, 2010 includes our accounts and those of our wholly owned subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.  In August 2010, we sold the Vigilys business line.

The condensed consolidated balance sheet at May 31, 2010 includes our accounts and those of our wholly owned subsidiary PDSG which includes Crossflo, the business line of Vigilys and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.  In January 2010, we sold the assets of Verras Medical, Inc.

The condensed consolidated statement of operations for the three months ended August 31, 2010 includes our accounts, and those of our wholly owned subsidiary PDSG which includes Crossflo, the business line of Vigilys (until August 2010) and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated statement of operations for the three months ended August 31, 2009 includes our accounts, and those of our wholly owned subsidiary PDSG which includes Crossflo, the assets of Verras Medical, Inc., the business line of Vigilys and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.

Investments in Marketable Securities

We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date.  Our investments in marketable securities have been classified and accounted for as available-for-sale based on management’s investment intentions relating to these securities.  Available-for-sale marketable securities are stated at fair market value.  Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income (loss).  We follow the authoritative guidance to assess whether our investments with unrealized loss positions are other than temporarily impaired.  Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other expense, net in the condensed consolidated statements of operations.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies

We have a 50% interest in Phoenix Digital Solutions, LLC (“PDS”) (see Note 8). This investment is accounted for using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee which is presented in the condensed consolidated statements of operations in the caption “Equity in loss of affiliated companies” and also is adjusted by contributions to and distributions from PDS.

Effective June 1, 2010, we adopted new authoritative guidance for consolidation of variable interest entities.  The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

We had a 39.4% interest in Talis (see Note 8).  Prior to the write-off of our investment in Talis during the quarter ended August 31, 2009, we were accounting for our investment using the equity method of accounting.  Under the equity method of accounting, the investment, originally recorded at cost, was adjusted to recognize our share of net earnings or losses of the investee and was presented in the consolidated statements of operations in the caption “Equity in loss of affiliated companies”  In December 2009,  Talis was dissolved.

We own 100% of the preferred stock of Holocom (see Note 8). During the year ended May 31, 2010, we wrote off our investment in the preferred stock of Holocom of approximately $435,000.  Prior to impairment, this investment was accounted for at cost since we did not have the ability to exercise significant influence over the operating and financial policies of Holocom.

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

The inability of Talis to meet its business plan and to raise capital and the general economic environment were indicators of impairment on our investment; accordingly, at August 31, 2009, management determined that our investment in Talis was impaired by approximately $680,000.  We have recorded this as an impairment of investment in affiliated company on our condensed consolidated statement of operations for the three months ended August 31, 2009.

Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses which are excluded from the condensed consolidated statements of operations.

Revenue Recognition

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

On June 1, 2010 we adopted new authoritative guidance on a prospective basis for revenue arrangements containing multiple deliverables.  This guidance requires us to allocate PDSG’s revenues to all deliverables based on their relative selling price using a specific hierarchy.  The hierarchy is as follows:  vendor-specific objective evidence (“VSOE”), third-party evidence of selling price (“TPE”) or best estimate of selling price (“BESP”).

When a sale involves multiple elements, PDSG allocates the entire fee from the arrangement to each respective element based on VSOE of fair value and recognizes revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately.  PDSG has established VSOE for its CDX software licenses and PCS based on historical stand-alone sales to third parties or from the stated renewal rates contained in the customer contracts.  PCS is recognized on a straight-line basis over the support period.

PDSG has not yet demonstrated VSOE for the professional services that are rendered in conjunction with its software license sales.  In accordance with the hierarchy we would attempt to establish the selling price of professional services using TPE.  PDSG’s product contains significant differentiation such that the comparable pricing of products with similar functionality cannot be obtained.  PDSG is typically not able to obtain TPE for professional services.

When we are unable to establish selling prices using VSOE or TPE, we use BESP.  The objective of BESP is to determine the price at which PDSG would transact a sale if professional services were sold on a stand-alone basis.  BESP is generally used for offerings that are not typically sold on a stand-alone basis or for highly customized offerings which is the case with PDSG’s professional services deliverable.

Due to the fact that the majority of PDSG’s contracts require significant customization of software, we are recognizing revenue for the CDX software licenses and professional services over the customization period using contract accounting which reflects continuous release of control of the software to the customer. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Research and Development

Research and development costs are expensed as incurred and primarily include payroll and related benefit costs and contractor fees.

Earnings Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings (loss) of  an entity.

As a result of our net loss for the three months ended August 31, 2010 and 2009, we have excluded certain equity-based instruments from the diluted loss per share calculation as their inclusion would have had an anti-dilutive effect. Had we reported net income for this period, an additional 779,994 and 970,000 shares of common stock, respectively, would have been included in the number of shares used to calculate diluted earnings per share for the three months ended August 31, 2010 and 2009. Options and warrants in the amount of approximately 5.7 million shares and 10.8 million shares of common stock were excluded from the computation of diluted shares for the three months ended August 31, 2010 and 2009, respectively, as their inclusion would have had an anti-dilutive effect.

In connection with our acquisition of Crossflo, which is now a part of  PDSG, we issued escrow shares that are contingent upon certain representations and warranties made by Crossflo at the time of the merger agreement (see Note 11).  We exclude these escrow shares from the basic earnings (loss) per share calculations and include the escrowed shares in the diluted earnings per share calculations.

Share-Based Compensation

Share-based compensation expense recognized during the three months ended August 31, 2010 and 2009 is based on the grant date fair value of the portion of share-based payment awards ultimately expected to vest during the year.  As share-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeiture rates are based on historical forfeiture experience and estimated future employee forfeitures.

2. Goodwill and Other Intangible Assets

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Goodwill and Other Intangible Assets (continued)

The following table presents details of our other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations and asset purchases:

	Estimated				Net Carrying Value
	Life in	Allocated	Accumulated		August 31,
	Years	Value	Amortization	Impairment	2010

Technologies and processes	6.75	$1,860,000	$(206,667)	$-	$1,653,333

	Estimated				Net Carrying Value
	Life in	Allocated	Accumulated		May 31,
	Years	Value	Amortization	Impairment	2010

Customer contracts –open orders	0.75	$63,600	$(63,600)	-	$-
Customer relationships	5.00	65,000	(11,064)	(53,936)	-
Maintenance agreements	4.00	75,400	(23,565)	(51,835)	-
Trademarks/names	10.00	124,500	(11,972)	(112,528)	-
Technologies and processes	5.00–8.00	6,136,900	(1,102,714)	(3,311,964)	1,722,222
		$6,465,400	$(1,212,915)	(3,530,263)	$1,722,222

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

The amortization expense related to intangible assets was as follows:

	Three Months Ended	Three Months Ended
	August 31, 2010	August 31, 2009
Amortization of intangible assets included in:
Cost of sales	$68,889	$206,688
Selling, general and administrative expense	-	-
Total	$68,889	$206,688

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Goodwill and Other Intangible Assets (continued)

At August 31, 2010 the estimated future amortization expense of intangible assets is estimated to be as follows:

Year
2011 (remaining nine months)	$206,667
2012	275,556
2013	275,556
2014	275,556
2015	275,556
Thereafter	344,442
Total expected future amortization	$1,653,333

Changes in the net carrying amount of goodwill are as follows:

Balance, June 1, 2009	$1,739,249
Impairment of Verras goodwill	(196,512)
Impairment of Vigilys goodwill	(110,004)
Impairment of Crossflo goodwill	(789,752)
Balance May 31, 2010	642,981
Balance August 31, 2010	$642,981

The inability of PDSG to meet its business plan and the general economic environment were indicators of potential impairment on our goodwill at May 31, 2010; accordingly, it was determined that goodwill was impaired by approximately $1,096,000.  We recorded this as an impairment of goodwill on our consolidated statement of operations for the fiscal years ended May 31, 2010.

At August 31, 2010 the carrying amount of goodwill is $642,981.

3. Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash and cash equivalents at August 31, 2010 and May 31, 2010 consist of a savings account required to be held as collateral for our corporate credit card.

4.  Investments in Marketable Securities

At August 31, 2010, our current portion of marketable securities in the amount of $4,557,590 includes accrued interest receivable of $6,330 on our auction rate securities (“ARS”) which is receivable semi-annually according to the terms specified in each ARS instrument.  This value is reported at cost, which approximates fair market value.  The amount also consists of the par value of our ARS of approximately $5.2 million adjusted for realized loss of $648,740 at August 31, 2010.  We have reclassified our ARS as adjusted for realized loss to short term based on terms of our confidential settlement agreement with Deutsche Bank  (see Note 11). On September 29, 2010 we received the ARS proceeds from Deutsche Bank under terms of the agreement (see Note 13).

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Marketable Securities (continued)

At May 31, 2010, our current portion of marketable securities in the amount of $12,105 includes accrued interest receivable on our auction rate securities which is receivable semi-annually according to the terms specified in each auction rate security instrument.  This value is reported at cost, which approximates fair market value.

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

The following table represents our financial instruments subject to fair value measurement and the valuation approach applied to each class of security:

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance as of August 31, 2010
Auction rate securities	$—	$—	$4,551,260	$4,551,260

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Marketable Securities (continued)

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type for the three months ended August 31, 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities	Total
Beginning balance	$5,133,835	$5,133,835
Transfers in to Level 3	—	—
Total realized/unrealized recovery (losses):
Realized loss included in earnings	(648,740)	(648,740)
Reversal of unrealized losses included in other comprehensive income (loss)	416,165	416,165
Settlements	(350,000)	(350,000)
Ending balance at August 31, 2010	$4,551,260	$4,551,260
Settlements	(4,551,260)	(4,551,260)
Ending balance as of the date of this filing	$-	$-

Total amount of unrealized losses for the three months ended August 31, 2010 included in accumulated other comprehensive loss (before taxes) attributable to the change in fair market value relating to assets still held at the reporting date	$-	$-

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. All unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other comprehensive income (loss).

At August 31, 2010 the  Level 3 fair value of our ARS consists of the par value of approximately $5.2 million adjusted for realized loss of $648,740, recorded as “Realized loss on sale of marketable securities” in the accompanying condensed consolidated statement of operations at August 31, 2010.

The following table summarizes unrealized losses on our investments in marketable securities based on an independent third-party valuation at May 31, 2010:

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Marketable Securities (continued)

At May 31, 2010, we held four investments that were in an unrealized loss position.  The following table presents the amortized cost and fair value of our investments in marketable securities classified as available-for-sale at May 31, 2010 by contractual maturity:

	May 31, 2010
	Amortized Cost	Fair Value
Maturity
Greater than two years	$5,550,000	$5,133,835

As of August 31, 2010 and May 31, 2010, we held auction rate securities with a par value totaling approximately $5.2 and $5.6 million, respectively, which failed to sell at auction.  In the event we needed to access funds invested in these auction rate securities we would not have been able to liquidate these securities until (i) a future auction of these securities was successful, (ii) they were refinanced and redeemed by the issuers, or (iii) a buyer was found outside of the auction process.  The investments consisted of student loan auction rate instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (“FFELP”).  These instruments were insured by the various state educational agencies and were guaranteed by the Department of Education as an insurer of last resort.  We had the intent and the ability to hold these investments until the anticipated recovery period.

As a result of temporary declines in the fair value of our auction rate securities, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized loss of $246,994 in other comprehensive loss at May 31, 2010 which represented the gross valuation adjustment of $416,165, net of the related tax benefit of $169,171.

Due to the uncertainty surrounding the timing of a market recovery, we classified our auction rate securities as long- term investments in our condensed consolidated balance sheet as of May 31, 2010.

During September 2010, we reached a confidential settlement agreement with Deutsche Bank (see Note 11).  Under terms of the agreement, we transferred approximately $5.2 million in illiquid  auction rate securities instruments to Deutsche Bank for a substantial portion of the face value of the securities, and if the instruments are redeemed by a certain date then we will receive the full face amount of the instruments.  On October 4, 2010, we received proceeds from Deutsche Bank of $4,557,590 (see Note 13).

During June 2008, we obtained a credit facility for as long as needed, which provided for financing up to 50% of the par value balance of our outstanding auction rate securities on that date. The facility was collateralized by the full value of the outstanding auction rate securities, required no origination fee, and bore interest at the federal funds rate plus 3% (see Note 9).  On September 20, 2010 we paid $2,642,954, which consisted of the balance on the credit facility at August 31, 2010 plus interest through September 20, 2010.

5. Accounts Receivable

Trade accounts receivable at August 31, 2010 and May 31, 2010 is $156,000 and $149,504, respectively, which relates entirely to PDSG. No allowance for doubtful accounts has been recorded at August 31, 2010 or May 31, 2010.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Accounts Receivable (continued)

At August 31, 2010 and May 31, 2010, accounts receivable from our investee PDS was $37,848 and $7,010, respectively.  These balances represent reimbursements we submit to PDS for our legal and related costs incurred in various legal matters of which we are listed as co-defendant with Technology Properties Limited (“TPL”).

6. Notes Receivable

Technology Properties Limited, LLC

On December 24, 2009, we entered into a secured note receivable with TPL for $950,000, intended to cover its operating costs including the furtherance of Moore Microprocessor Patent (“MMP”) portfolio licensing, which was due and payable on or before July 12, 2010.  Terms of the note required interest payable at the rate of 10%.  The note was secured by TPL’s portion of its license receivable distribution accounted for as license fees receivable on the May 31, 2010 balance sheet of PDS (see Note 8).  At May 31, 2010 the balance of the note receivable was $991,382, including accrued interest receivable of $41,382.  The note named both TPL and PDS individually both jointly and severally liable to pay us.  Accordingly, on July 15, 2010, PDS paid us $1,003,095 which included the principal balance of the note plus interest of $53,095 through July 15, 2010.

On January 12, 2010, we entered into an unsecured note receivable with TPL for $1,000,000, intended to cover its operating costs including the furtherance of MMP portfolio licensing, which was due and payable on or before February 28, 2010.  Terms of the note requires interest payable at the rate of 10%.  As of the date of this filing, TPL is in default (see Note 11).  During the third quarter of fiscal 2010, the $1,013,151 balance of the note receivable including accrued interest through February 28, 2010, was fully reserved for.

Index for Clinical Excellence, Ltd.

On January 25, 2010, the assets of Verras were sold for $250,000.  At closing we received $62,500 and a non-interest bearing promissory note for $187,500 from Index for Clinical Excellence, Ltd.  Terms of the note require payment on each of the three, six and nine month anniversaries of the closing date.  Due to the nominal amount of the note and its short term duration interest income was not separately accounted for.  During April 2010 we received $62,500 and during July 2010 we received $62,500 consisting of the three  and six month anniversary payments on the note.  At May 31, 2010 the balance of the note was $125,000 and at August 31, 2010 the balance of the note is $62,500.

7. Work-In-Process

At August 31, 2010, cumulative billings on PDSG’s contracts in process totaled $284,000 and cumulative revenue recognized on these contracts totaled $247,156.  The difference in these amounts represent billings in excess of work-in-process and are shown at net of $36,844 due to their immateriality.  We have recorded this amount as a component of accrued expenses and other on our condensed consolidated balance sheet at August 31, 2010.

At May 31, 2010, work-in-process consisting of recognized revenue on PDSG’s current contracts was $264,637 and invoices to customers were $128,000.  These amounts are shown as work-in-process on our condensed consolidated balance sheet at May 31, 2010 at net of $136,637 due to their immateriality.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

8. Investments in Affiliated Companies

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

We and TPL each own 50% of the membership interests of PDS, and each of us has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, we and TPL agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. Neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement. PDS has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by TPL on behalf of PDS. During the three months ended August 31, 2010 and 2009, PDS expensed $0 and $500,000, respectively, pursuant to this commitment (see Note 11).

PDS reimburses TPL for payment of all legal and third-party expert fees and other related third-party costs and other expenses.  During the three months ended August 31, 2010 and 2009, PDS expensed $615,585 and $2,295,208, respectively, pursuant to the agreement.  These expenses are recorded in the accompanying statements of operations presented below.

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

During April 2010, we filed two separate actions against TPL in the Superior Courts of San Diego and Santa Clara counties.  We and TPL had been in negotiations to restructure our relationship, however those negotiations failed and the litigation is proceeding (see Note 11).

On July 15, 2010, we received payment from PDS of $1,003,095 consisting of principal and interest through July 15, 2010 on our $950,000 secured note with TPL for which PDS was jointly and severally liable.  This amount has been recorded as a note receivable from TPL on PDS’ balance sheet on July 15, 2010.  Due to TPL’s inability to pay the note, it has been fully reserved for at July 15, 2010 and the allowance has been recorded as “Reserve for loan loss and uncollectable receivable” on PDS’ statement of operations for the three months ended August 31, 2010.

During June 2010, PDS advanced Alliacense $410,000 to fund payroll and rent obligations.  Due to non-payment by Alliacense, this amount has been fully reserved for at August 31, 2010 and the allowance has been recorded as “Reserve for loan loss and uncollectable receivable” on PDS’ statement of operations for the three months ended August 31, 2010.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

We are accounting for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’ net loss during the three months ended August 31, 2010 and 2009 of $1,159,703 and $242,851, respectively, as a decrease in our investment.  Cash distributions received from PDS during  the three months ended August 31, 2010 and 2009 of $0 and $3,666,828, respectively were recorded as reductions in our investment.

During the three months ended August 31, 2010, our share of loss in PDS exceeds our investment in PDS by $652,074.  Such amount has been recorded as “Distributions in excess of investment in affiliated company” on our condensed consolidated balance sheet at August 31, 2010, due to our and TPL’s obligation to fund the working capital of PDS at the discretion of PDS’ management committee.  We have recorded our share of PDS’ net loss for the three months ended August 31, 2010 and 2009 as “Equity in loss of affiliated companies” in the accompanying condensed consolidated statements of operations.

During the three months ended August 31, 2010 and 2009, TPL entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $0 and $2,327,655, respectively.

At August 31, 2010, PDS had accounts payable balances of approximately $2,039,000 and $38,000  to TPL and PTSC, respectively.  At May 31, 2010, PDS had accounts payable balances of approximately $1,724,000 and $7,000 to TPL and PTSC, respectively.

Variable Interest Entity Disclosures

At October 1, 2010, PDS’ cash and cash equivalents balance was $342,481.  Management has concluded that PDS’ equity investment at risk is insufficient to finance its activities as the volume of license revenue has not supported litigation costs independent of additional working capital funding.  As of the date of this filing, PDS is a variable interest entity (“VIE”) of which we are not the primary beneficiary and therefore will not consolidate PDS’ financials with our own as we cannot direct the licensing activity of TPL on behalf of PDS.

We have not provided financial support to PDS other than required capital contributions and we are not contractually obligated to provide financial support to PDS other than to fund the working capital account at the discretion of PDS’ management committee.  In the event we, and not TPL, provide working capital funding to PDS we would consolidate PDS’ financials with our own as our ownership in PDS would be greater than 50%.

Our variable interest in PDS consists of 50% of PDS’ Members Deficit or ($652,074) at August 31, 2010.  We are unable to quantify our maximum exposure to loss associated with this VIE as we may incur future capital funding requirements.

PDS’ balance sheets at August 31, 2010 and May 31, 2010 and statements of operations for the three months ended August 31, 2010 and 2009 are as follows:

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

Balance Sheets

ASSETS:

	August 31, 2010	May 31, 2010
Cash and cash equivalents	$832,958	$779,932
Prepaid expenses	-	25,000
Licenses receivable	-	2,000,000
Total assets	$832,958	$2,804,932

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT):

	August 31, 2010	May 31, 2010
Related party payables and accrued expenses	$2,137,106	$1,777,884
LLC tax payable	-	11,790
Members’ equity (deficit)	(1,304,148)	1,015,258
Total liabilities and members’ equity (deficit)	$832,958	$2,804,932

Statements of Operations

	Three Months Ended August 31,
	2010	2009
Revenues	$-	$2,327,655
Operating expenses	906,560	2,813,664
Operating loss	(906,560)	(486,009)
Reserve for loan loss and uncollectable receivable	(1,413,095)	-
Interest income	250	307
Net loss	$(2,319,405)	$(485,702)

Talis Data Systems, LLC

We had a 39.4% interest in Talis.  The inability of Talis to meet its business plan, to raise capital, and the general economic environment were indicators of impairment on our investment, accordingly at August 31, 2009, management determined that our investment in Talis was impaired by approximately $680,000.  We have recorded this as an impairment of investment in affiliated company on our condensed consolidated statement of operations for the three months ended August 31, 2009.

We were accounting for our investment in Talis under the equity method of accounting.  We had recorded our share of Talis’ net loss of $21,706 during the two months ended July 31, 2009 as “Equity in loss of affiliated companies” in the accompanying condensed consolidated statements of operations for the two months ended July 31, 2009.  The carrying value of our investment in Talis after impairment was zero at August 31, 2009.  During the third quarter of fiscal 2010, Talis was dissolved.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

Due to the immaterial nature of Talis’ operations, no condensed financial statement information is presented herein.

Scripps Secured Data, Inc. (d/b/a Holocom, Inc.)

We own 100% of the preferred stock of Holocom. During May 31, 2010 we wrote off our investment in the preferred stock of Holocom amounting to approximately $435,000.  Prior to impairment, this investment was accounted for at cost since we did not have the ability to exercise significant influence over the operating and financial policies of Holocom.

9.   Note Payable

On October 14, 2008, we borrowed $3,000,000 on our credit facility with Wedbush, the proceeds of which was included in cash and cash equivalents at August 31, 2010 and May 31, 2010.  The facility was collateralized by the full value of the outstanding auction rate securities, required no origination fee and bore interest at the federal funds rate plus 3%.  The amount we could borrow on the facility was limited by the Financial Industry Regulatory Authority (“FINRA”).  At August 31, 2010 and May 31, 2010, the balance on the facility of $2,638,740 and $3,122,144, respectively, included accrued interest of $17,557 and $122,144, respectively, at an approximate average monthly rate of 2.7% and 2.6%, respectively.  During June 2010, we paid $500,000 on the credit facility.  On September 20, 2010 we paid $2,642,954, the balance on the credit facility at August 31, 2010 plus interest through September 20, 2010, accordingly, we have classified the note balance plus accrued interest as short-term at August 31, 2010.

10.   Stockholders’ Equity

Comprehensive Loss

Comprehensive loss includes unrealized losses on certain investments classified as available-for-sale, net of tax, which are excluded from our condensed consolidated statements of operations. Due to the subsequent settlement of our ARS, we reversed the unrealized loss of $246,994 (adjusted for deferred tax benefit) as of August 31, 2010.  Comprehensive loss for the three months ended August 31, 2009 was as follows:

Three Months Ended
August 31, 2009
Net loss	$(1,985,079)
Unrealized holding gain (losses) on investments, net of taxes	99,167
Total comprehensive loss	$(1,885,912)

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market.  As part of the program we purchased 448,300 and 50,000 shares of our common stock at an aggregate cost of $53,531 and $5,513 during the three months ended August 31, 2010 and 2009, respectively.

Equity Transactions

The following table summarizes equity transactions during the three months ended August 31, 2010:

	Common Stock		Additional	Accumulated
	Shares	Amounts	Paid-in Capital	Deficit	Treasury Stock
Balance June 1, 2010	408,821,071	$4,381	$77,241,227	$(39,561,669)	$(14,085,015)
Share-based compensation	-	-	58,434	-	-
Tax effect of stock option expirations/cancellations	-	-	(2,082)	-	-
Repurchase of common stock for treasury	(448,300)	-	-	-	(53,532)
Net loss	-	-	-	(2,000,399)	-
Balance August 31, 2010	408,372,771	$4,381	$77,297,579	$(41,562,068)	$(14,138,547)

Stock Options and Warrant Activity

As of August 31, 2010, we had 275,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.47 to $0.86 per share expiring through 2012; and 5,087,803 options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.09 to $0.70 per share expiring through 2015.  Some of the options outstanding under the 2006 Stock Option Plan are not presently exercisable and are subject to meeting certain vesting criteria.

During the three months ended August 31, 2010, we recorded $58,434 of share-based compensation expense related to vesting of stock options, including $5,458 related to PDSG.  During the three months ended August 31, 2009, we recorded $38,212 of share-based compensation expense related to vesting of stock options and warrants, including $16,008 related to PDSG.

As of August 31, 2010, we had warrants outstanding to purchase 325,000 common shares at exercise prices ranging from $0.15 to $1.00 per share, expiring at various dates through 2011.  No warrants were issued, exercised or expired during the three months ended August 31, 2010.

Share-based Compensation

Summary of Assumptions and Activity

The fair value of share-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three months ended August 31, 2010 is based on the historical volatilities of our common stock.  These factors could change  in the future, affecting the determination of share-based compensation expense in future periods.

	Three Months Ended August 31, 2010 (Unaudited)		Three Months Ended August 31, 2009 (Unaudited)

Expected term	5	years	5	years
Expected volatility	106%		117%
Risk-free interest rate	2.17%		2.55%

A summary of option activity as of August 31, 2010 and changes during the three months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2010	5,637,917	$0.42
Options granted	650,000	$0.10
Options exercised	-	$-
Options forfeited	(925,114)	$0.16
Options outstanding at August 31, 2010	5,362,803	$0.43	2.35	$25,850
Options vested and expected to vest at August 31, 2010	5,202,235	$0.43	2.33	$25,850
Options exercisable at August 31, 2010	4,841,666	$0.45	2.21	$22,000

The weighted average grant date fair value of options granted during the three months ended August 31, 2010 and 2009 was $0.08 per option.  There were no options exercised during the three months ended August 31, 2010 or 2009.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.13 per share on August 31, 2010) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.13) on August 31, 2010.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

As of August 31, 2010, there was $42,997 of total unrecognized compensation cost, net of forfeitures, related to employee stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next 33 months.

The following table summarizes employee and director share-based compensation expense for Patriot and employee share-based compensation for PDSG for the three months ended August 31, 2010 and 2009, which was recorded as follows:

	Three Months Ended	Three Months Ended
	August 31, 2010	August 31, 2009
Research and development – PDSG	$586	$1,181
Selling, general and administrative expense - PDSG	4,872	14,827
Selling, general and administrative expense - Patriot	52,976	20,124
Total	$58,434	$36,132

During the three months ended August 31, 2009, we expensed $2,080 relating to warrants issued during the period.  We incurred no such expense during the three months ended August 31, 2010.

11.  Commitments and Contingencies

Litigation

Patent Litigation

On February 8, 2008, we, TPL and Alliacense Ltd. were named as defendants in separate lawsuits filed in the United States District Court for the Northern District of California by HTC Corporation, and Acer, Inc., and affiliated entities of each of them.

The Acer case seeks declaratory relief that its products do not infringe enforceable claims of the '336, ‘749, '148 patents and US 5,530,890 (the “890 patent”). The HTC case similarly seeks declaratory relief that its products do not infringe enforceable claims of those patents.  We allege counterclaims for patent infringement of the '336, '749, '148 and '890 patents against Acer and HTC.  On June 16, 2009, District Court Judge Jeremy Fogel stayed the HTC and Acer actions until September 18, 2009.  The stay has been lifted and the cases are in the discovery and claims construction phase.

On December 1, 2008, we, TPL and Alliacense, Ltd. were named as defendants in a lawsuit filed in the United States District Court for the Northern District of California by Barco, N.V.  The Barco case seeks declaratory relief that its products do not infringe enforceable claims of the '749 and '890 patents.  We allege counterclaims for patent infringement of our '749, '890 and '336 patents.  On June 22, 2009, Judge Fogel also stayed the Barco case until September 18, 2009.  That stay has been lifted and the case is deemed related to the Acer and HTC cases.  The case is now in the discovery and claims construction phase.

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

Deutsche Bank Arbitration

On October 16, 2008, we initiated binding arbitration claims before FINRA against Deutsche Bank Securities, Inc., and affiliates ("DBSI") based on advisory services provided to us resulting in our purchases of auction rate securities ("ARS") and the failure of the ARS market in February 2008.  We experienced a loss of liquidity and other damages as a result and allege DBSI engaged in negligence and nondisclosure in providing us services. Our arbitration and litigation with DBSI settled on September 14, 2010. Under the terms of the confidential settlement agreement, we transferred approximately $5.2 million in illiquid auction rate securities instruments to DBSI in exchange for the payment of a substantial portion of the face value of the securities, and if the instruments are redeemed by a certain date, then we will receive the full face amount of the instruments.

DBSI's parent, Deutsche Bank AG, denied being required to arbitrate the dispute with DBSI before FINRA, and so we filed an action against Deutsche Bank AG in the United States District Court for the Southern District of California based on its liability with respect to our investments in ARS.  A stay of this action has been in place through the FINRA arbitration with DBSI.  With the settlement of the FINRA arbitration, the claims against Deutsche Bank AG are being dismissed.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

TPL Litigation

On April 12, 2010, we filed an action against TPL in San Diego Superior Court for breach of a promissory note of $1 million issued to us by TPL on January 12, 2010 and which became due and payable on February 28, 2010.  TPL has filed an answer and various defenses denying the claim.

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

TPL stipulated on August 3, 2010 that the TRO already in place would become a Preliminary Injunction.  On August 12, 2010, the Court considered defendants’ request to seal the file indefinitely and to compel private arbitration of the dispute and denied both Motions.  On September 30, 2010 the Court agreed to redaction of the court file at TPL’s request for commercially sensitive data such as dollar amounts of licenses, percentage allocation to MMP licenses and other such confidential data.

401(k) Plan

Patriot and PDSG have retirement plans that comply with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plans. Patriot matches 50% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation. Patriot’s participants vest 33% per year over a three year period in their contributions. Patriot’s matching contributions during the three months ended August 31, 2010 and 2009 were $3,165 and $6,020, respectively.  PDSG does not match participant voluntary contributions.

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

12. Segment Information

We acquired PDSG in a series of transactions in the second, third and fourth quarters of fiscal 2009 and consolidate our wholly-owned subsidiary PDSG in our condensed consolidated financial statements.  PDSG provides data sharing services and products to the public sector.  There is no inter-segment revenue and the accounting policies for segment reporting are the same as for us as a whole.

This reportable segment is a strategic business unit that is managed separately because it requires different technology and marketing strategies.

The “all other” category includes the results for Patriot Scientific Corporation.

Operating segment net revenue, operating loss and loss before taxes for the three months ended August 31, 2010 and 2009 were as follows:

	Three Months Ended
	August 31, 2010	August 31, 2009
Net revenue:
PDSG	$94,055	$97,035
All other	-	-
Total net revenue	$94,055	$97,035

Operating loss:
PDSG	$(600,258)	$(1,466,181)
All other	(984,244)	(917,447)
Total operating loss	$(1,584,502)	$(2,383,628)

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Segment Information (continued)

	Three Months Ended
	August 31, 2010	August 31, 2009
Loss before taxes:
PDSG	$(540,258)	$(1,456,845)
All other	(2,790,985)	(1,849,345)
Total loss before taxes	$(3,331,243)	$(3,306,190)

Operating segment total assets at August 31, 2010 and May 31, 2010 were as follows:

	August 31, 2010	May 31, 2010
Total assets:
PDSG	$7,226,034	$7,227,033
All other	18,198,684	20,188,648
Total assets	$25,424,718	$27,415,681

All PDSG sales were to unaffiliated customers within the United States, with the exception of a hosting arrangement with a customer in Japan.

Accounts receivable concentration information for PDSG as of August 31, 2010 and May 31, 2010  and sales concentration information for the three months ended August 31, 2010 and 2009 were as follows:

	Three months ended August 31, 2010		August 31, 2010	Three months ended August 31, 2009		May 31, 2010
	Sales	% of sales	% of A/R	Sales	% of sales	% of A/R
Customer A	$55,367	59%	100%	$28,880	30%	22%
Customer B	-----	-----	-----	$33,050	34%	72%
Customer C	-----	-----	-----	$11,337	12%	-----
Customer D	$19,511	21%	-----	-----	-----	-----

13.  Subsequent Events

During the period September 1, 2010 through October 8, 2010, we purchased 215,003 shares of our common stock at an aggregate cost of $24,465 pursuant to our stock buyback program.

On September 20, 2010 we paid $2,642,954 to Wedbush to settle our outstanding loan balance in full.

On September 29, 2010 we received proceeds of $4,557,590 from Deutsche Bank in connection with our ARS settlement.  We realized a loss of $648,740 on the settlement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND THE REST OF THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS". SEE ALSO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 2010.

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

During fiscal 2010 and through the date of this filing we and TPL each contributed $580,000 to fund the working capital of PDS.  We expect the contributions to continue in the future due to the working capital demands of PDS.  Additionally, we have loaned TPL an aggregate of $1,950,000, evidenced by a secured note in the principal amount of $950,000 and an unsecured note in the principal amount of $1,000,000 intended to cover its operating costs including the furtherance of licensing our MMP Portfolio of microprocessor patents.  At February 28, 2010, we reserved $1,013,151 against the unsecured $1,000,000 note receivable which includes accrued interest.  In April 2010, we filed suit against TPL for breach of contract regarding the $1,000,000 note non-payment.  On July 15, 2010, we received $1,003,095 consisting of principal and accrued interest through July 15, 2010 on the $950,000 secured note.

On October 5, 2009, we announced a reorganization of PDSG and our management.  On January 25, 2010, we sold the Iameter assets and during August 2010, we sold the Vigilys business line.  As a result of our reorganization and PDSG’s continued inability to meet its business plan, we have incurred impairment charges for our intangibles and goodwill in the PDSG segment of our business.  We continue to fund the day to day operating costs of PDSG while continuing to reduce expenses.  Our merger and acquisition activities have ceased since our October 2009 reorganization.

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

We are currently in litigation with TPL arising from the April 2010 actions filed for breach of the Commercialization Agreement and TPL’s default on the $1,000,000 unsecured note.  See Part II, Item 1. “Legal Proceedings” as well as Part II, Item 1A. “Risk Factors” in this Quarterly Report for more information.

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

On June 1, 2010 we adopted new authoritative guidance on a prospective basis for revenue arrangements containing multiple deliverables.  This guidance requires us to allocate PDSG’s revenues to all deliverables based on their relative selling price using a specific hierarchy.  The hierarchy is as follows:  vendor-specific objective evidence (“VSOE”), third-party evidence of selling price (“TPE”) or best estimate of selling price (“BESP”).

When a sale involves multiple elements, PDSG allocates the entire fee from the arrangement to each respective element based on VSOE of fair value and recognizes revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately.  PDSG has established VSOE for its CDX software licenses and PCS based on historical stand-alone sales to third parties or from the stated renewal rates contained in the customer contracts.  PCS is recognized on a straight-line basis over the support period.

PDSG has not yet demonstrated VSOE for the professional services that are rendered in conjunction with its software license sales.  In accordance with the hierarchy we would attempt to establish the selling price of professional services using TPE.  PDSG’s product contains significant differentiation such that the comparable pricing of products with similar functionality cannot be obtained.  PDSG is typically not able to obtain TPE for professional services.

When we are unable to establish selling prices using VSOE or TPE, we use BESP.  The objective of BESP is to determine the price at which PDSG would transact a sale if professional services were sold on a stand-alone basis.  BESP is generally used for offerings that are not typically sold on a stand-alone basis or for highly customized offerings which is the case with PDSG’s professional services deliverable.

Due to the fact that the majority of PDSG’s contracts require significant customization of software, we are recognizing revenue for the CDX software licenses and professional services over the customization period using contract accounting which reflects continuous release of control of the software to the customer. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

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

Share-based compensation expense recognized during the period is based on the grant date fair value of the portion of share-based payment awards ultimately expected to vest during the period. As share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeiture rates are based on historical forfeiture experience and estimated future employee forfeitures.

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

We have a 50% interest in Phoenix Digital Solutions, LLC (“PDS”). We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the condensed consolidated statements of operations in the caption “Equity in loss of affiliated companies.” and also is adjusted by contributions to and distributions from PDS.

We had a 39.4% interest in Talis.  Prior to the write-off of our investment in Talis during the quarter ended August 31, 2009, we were accounting for our investment using the equity method of accounting.  Under the equity method of accounting, the investment, originally recorded at cost, was adjusted to recognize our share of net earnings or losses of the investee and was presented in the consolidated statements of operations in the caption “Equity in loss of affiliated companies”  In December 2009,  Talis was dissolved.

We own 100% of the preferred stock of Holocom. During May 31, 2010 we wrote off our investment in the preferred stock of Holocom amounting to approximately $435,000.  Prior to impairment, this investment was accounted for at cost since we did not have the ability to exercise significant influence over the operating and financial policies of Holocom.

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

Results of Operations

Comparison of the Three Months Ended August 31, 2010 and Three Months Ended August 31, 2009.

Consolidated:
	Three months ended
	August 31, 2010		August 31, 2009
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue:
License and service revenue	$94,055	100.0%	$97,035	100.0%

Cost of sales:
License and service revenue	23,415	24.9%	31,983	33.0%
Amortization of purchased intangibles	68,889	73.2%	206,688	-
Total cost of sales	92,304	98.1%	238,671	-
Gross profit (loss)	$1,751	1.9%	$(141,636)	-

PDSG

Revenue consisting of software licenses and associated services relating to PDSG’s CDX product decreased from approximately $97,000 for the three months ended August 31, 2009 to approximately $94,000 for the three months ended August 31, 2010.  Cost of sales includes the direct time of PDSG employees on each project. Included in cost of sales is approximately $68,900 and $206,700, respectively, of amortization expense on purchased intangible assets for the three months ended August 31, 2010 and 2009.

Revenue amounts do not include activity which resulted in losses of approximately $1,160,000 and $243,000, respectively, for the  three months ended August 31, 2010 and 2009 from our investment in PDS and losses of approximately $22,000 for the three months ended August 31, 2009 from our investment in Talis.

Consolidated:

	Three months ended
	August 31, 2010	August 31, 2009
Research and development	$230,484	$314,197

PDSG

Research and development costs consist of PDSG’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of PDSG’s software product.  The primary decreases in research and development costs for the three months ended August 31, 2010 as compared to August 31, 2009 were approximately $33,000 in outside contractor costs due to completion of CDX4 and approximately $58,000 in salaries and related costs due to management’s restructuring plan implemented in October of 2009.  For the three months ended August 31, 2010 and 2009, approximately $600 and $1,200, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

Consolidated:

	Three months ended
	August 31, 2010	August 31, 2009
Selling, general and administrative	$1,355,769	$1,927,795

Segment Results:

	Three months ended
	August 31, 2010	August 31, 2009
PDSG:
Selling, general and administrative	$371,525	$1,010,348
PTSC:
Selling, general and administrative	$984,244	$917,447

PDSG

Selling, general and administrative expenses decreased from approximately $1,010,000 for the three months ended August 31, 2009 to approximately $372,000 for the three months ended August 31, 2010, due to management’s restructuring plan to reduce expenses.  Decreases consisted primarily of approximately $433,400 in salaries and related expenses and approximately $113,600 in consultant expenses.  For the three months ended August 31, 2010 and 2009, approximately $5,000 and $15,000, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

PTSC

Selling, general and administrative expenses increased from approximately $917,000 for the three months ended August 31, 2009 to approximately $984,000 for the three months ended August 31, 2010.  The increase consisted primarily of approximately $167,000 in legal expense related to our litigation with Deutsche Bank and TPL and approximately $114,000 in consulting expense related to PDSG .  These increases were offset by decreases due to management’s restructuring plan to reduce expenses of approximately $160,000 in payroll and related expenses and approximately $30,000 in public and investor relations expenses.  For the three months ended August 31, 2010 and 2009, approximately $53,000 and $22,000, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

Consolidated

Selling, general and administrative expenses decreased from approximately $1,928,000 for the three months ended August 31, 2009 to approximately $1,356,000 for the three months ended August 31, 2010.

Consolidated:
	Three months ended
	August 31, 2010	August 31, 2009
Other income (expense):
Interest and other income	$18,299	$42,928
Interest expense	(16,597)	(20,640)
Impairment of investment in affiliated company	-	(680,292)
Gain on sale of Vigilys business line	60,000	-
Realized loss on sale of marketable securities	(648,740)	-
Equity in loss of affiliated companies	(1,159,703)	(264,558)
Total other expense, net	$(1,746,741)	$(922,562)

Segment Results:
	Three months ended
	August 31, 2010	August 31, 2009
PDSG:
Interest and other income	$-	$9,336
Gain on sale of Vigilys business line	60,000	-
	$60,000	$9,336
PTSC:
Interest and other income	$18,299	$33,592
Interest expense	(16,597)	(20,640)
Impairment of investment in affiliated company	-	(680,292)
Realized loss on sale of marketable securities	(648,740)	-
Equity in loss of affiliated companies	(1,159,703)	(264,558)
Total other expense, net	$(1,806,741)	$(931,898)

Consolidated

Our other income and expenses for the three months ended August 31, 2010 included equity in the loss of PDS consisting of net loss after expenses in the amount of approximately $1,160,000.  Our other income and expenses for the three months ended August 31, 2009 included equity in the loss of PDS consisting of net loss after expenses in the amount of approximately $243,000 and our share of loss in Talis consisting of approximately $22,000 after expenses.  Our investment in PDS and Talis was accounted for in accordance with the equity method of accounting for investments. For the three months ended August 31, 2009, we recorded an impairment of our investment in Talis of approximately $680,000.  Interest and other income decreased from approximately $43,000 for the three months ended August 31, 2009 to approximately $18,000 for the three months ended August 31, 2010 due to declines in interest rates for our cash, cash equivalents and long term investment accounts.  During the three months ended August 31, 2010, we recorded a gain on the sale of the Vigilys business line of $60,000.  During the three months ended August 31, 2010, we realized a loss on our ARS of $648,740 according to terms of our confidential settlement agreement with Deutsche Bank.

During the three months ended August 31, 2010 and 2009, we recorded a benefit for income taxes of approximately $1,331,000 and $1,321,000, respectively related to federal and California taxes.

We recorded a net loss for the three months ended August 31, 2010 and 2009 of $2,000,399 and $1,985,079.

Liquidity and Capital Resources

Liquidity

Our cash and short-term investment balances increased from approximately $10,352,000 as of May 31, 2010  to approximately $14,065,000 as of August 31, 2010. We also have restricted cash balances amounting to approximately $21,000 as of May 31, 2010 and August 31, 2010. Total current assets increased from approximately $13,417,000 as of May 31, 2010 to approximately $15,905,000 as of August 31, 2010. Total current liabilities amounted to approximately $942,000 and approximately $3,171,000 as of May 31, 2010 and August 31, 2010, respectively. The change in our current position as of August 31, 2010 as compared with May 31, 2010 results in part from collection of our $950,000 note receivable plus accrued interest and our re-classification of our auction rate securities and debt balance to short-term as a result of our September 2010 settlement with Deutsche Bank.

During June 2008, we obtained a credit facility for as long as needed, which provided for financing based on the par value balance of our outstanding auction rate securities. The facility was collateralized by the full value of the outstanding auction rate securities, required no origination fee, and bore interest at the federal funds rate plus 3%.  On October 14, 2008, we borrowed $3,000,000 on the credit facility.  During June 2010, we repaid $500,000 on the credit facility and on September 20, 2010 we paid $2,642,954, the balance on the credit facility at August 31, 2010 plus interest through September 20, 2010.

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

While our current liquid cash resources as of August 31, 2010, are expected to provide the funds necessary to support our operations through at least the next twelve months, the cash flows from our interest in PDS represents our primary significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position as the revenues from our PDSG subsidiary are insufficient to cover the costs of their operations and the costs of Patriot Scientific Corporation as a whole.  While our cash position has been enhanced as a result of our September 2010 auction rate securities settlement with Deutsche Bank, PDS did not receive any license revenue during the three months ended August 31, 2010.  It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and net short-term investment position (as reduced by our line-of-credit) of $11,425,900 at August 31, 2010.

Cash Flows From Operating Activities

Cash used in operating activities was approximately $1,699,000 and $2,298,000 for the three months ended August 31, 2010 and 2009, respectively. The principal components of the current period amount were: loss in earnings of affiliated company of approximately $1,160,000, realized loss on sale of marketable securities of approximately $649,000 and work-in-process of approximately $137,000. These increases were offset by: net loss of approximately $2,000,000, changes in deferred income taxes of approximately $1,330,000 and changes in accounts payable and accrued expenses of approximately $306,000. The change in results over the prior period is mainly attributable to the current period loss in PDS as compared to the three months ended August 31, 2009 and our realized loss on sale of marketable securities.

Cash Flows From Investing Activities

Cash provided by investing activities was approximately $1,421,000 and $4,300,000 for the three months ended August 31, 2010 and 2009, respectively. We received no distributions from PDS for the three months ended August 31, 2010.  Cash provided by investing activities during the current period was mainly attributable to our collection of our $950,000 note receivable plus interest and proceeds from sales of marketable securities of approximately $356,000.

Cash Flows From Financing Activities

Cash used in financing activities for the three months ended August 31, 2010 and 2009 was approximately $556,000 and $6,000, respectively.  For the three months ended August 31, 2010, cash of approximately $54,000 was used to purchase common stock for treasury and we paid $500,000 on our note with Wedbush.

Capital Resources

Our current resources as of August 31, 2010 are expected to provide the funds necessary to support our operations through at least the next twelve months.

Contractual Obligations and Commitments

During the three months ended August 31, 2010 we did not enter into any material contractual obligations or commitments.

Recent Accounting Pronouncements

During the three months ended August 31, 2010, there were no recent issuances of accounting pronouncements as compared to those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010, that are of significance, or have potential material significance to us.

Risk Factors

We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock. We believe the following to be our most significant risk factors as of the date this report is being filed. The risks and uncertainties described below are not the only ones we face.  Please refer to our risk factors contained in our Form 10-K for the year ended May 31, 2010 for additional risk factors.

We Have Initiated Legal Proceedings Against Our Joint Venture Partner Which Could Adversely Affect Our Relationship With Them And Our Receipt Of Licensing Revenues.

Under our joint venture arrangement with TPL, TPL is responsible for the licensing and enforcement of our microprocessor patent portfolio.  In April 2010 we filed two actions against TPL (and with respect to one action, another defendant) alleging breach of a $1 million promissory note issued to us by TPL and other causes of action.  Because we are wholly dependent on TPL to secure licensing revenues with respect to our microprocessor patent portfolio, which revenues have represented substantially all of our income since June 2005, the commencement of these adversarial proceedings against TPL could have an adverse affect on our continued relationship with TPL and its ability to effectively negotiate licenses or enforce our rights with respect to our microprocessor patent portfolio, which in turn could adversely affect our revenues and financial condition.

We Have Reported Licensing Income In Prior Fiscal Years Which May Not Be Indicative Of Our Future Income.

We have entered into license agreements through our joint venture with TPL and have reported licensing income as a result of this activity for the fiscal years 2006 to 2010. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, potential adverse outcomes associated with the U. S. Patent and Trademark Office (“USPTO”) re-examinations, and the possible effect of new judicial interpretations of patent laws, we may not receive revenues from such agreements in the future consistent with amounts received in the past, and we may not receive future revenues from license agreements at all.

We Are Dependent Upon A Joint Venture In Which Our Role Is Of A Passive Nature For Substantially All Of Our Income.

In June 2005, we entered into a joint venture with TPL, pursuant to which TPL is responsible for the licensing and enforcement of our microprocessor patent portfolio. This joint venture has been the source of substantially all of our income since June 2005. Therefore, in light of the absence of significant revenue from other sources, we should be regarded as entirely dependent on the success or failure of the licensing and prosecution efforts of TPL on behalf of the joint venture, and the ability of TPL to obtain capital when necessary to fund its operations.  In December 2009 and January 2010, we provided operational funding by loaning TPL $950,000 and $1,000,000, respectively.  The $1,000,000 note which was due to be repaid by February 28, 2010 is currently in default, and we have provided a full allowance against this receivable.  On July 15, 2010, we received $1,003,095 from PDS for payment on the $950,000 note issued in December 2009 plus accrued interest. We do not anticipate making additional loans to TPL, and its ability to access liquidity from other sources is not certain.

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

Vigorous protection and pursuit of intellectual property rights or positions characterize the fiercely competitive semiconductor industry, which has resulted in significant and often protracted and expensive litigation. Therefore, our competitors and others may assert that our technologies or products infringe on their patents or proprietary rights. Persons we believe are infringing our patents are likely to vigorously defend their actions and assert that our patents are invalid. Problems with patents or other rights could result in significant costs, limit future license revenue, and impair or hinder our acquisition strategy. If infringement claims against us are deemed valid or if our infringement claims are successfully opposed, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions or to defend against infringement claims.  From time to time parties have petitioned the USPTO to re-examine certain of our patents. An adverse decision in litigation or in the re-examination process could have a very significant and adverse effect on our business.

We have been named as co-defendants in multiple lawsuits regarding the MMP Portfolio.  See footnote 11 to our condensed consolidated financial statements and Part II, Item 1. “Legal Proceedings” in this quarterly report on Form 10-Q for more information.

Disruptions In The Debt And Equity Markets Will Have An Adverse Affect On Our Ability To Obtain Funding.

The debt and equity markets have been experiencing volatility and disruption for several fiscal periods.  These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk, and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.  The cost of accessing the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and reduced or ceased to provide funding to borrowers.  Adverse changes in the economy could limit our ability to obtain financing from debt or equity sources or could adversely affect the terms on which we may be able to obtain any such financing for our operating activities.  See Part I – Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Liquidity.” in this quarterly report on Form 10-Q for more information.

Unstable Market And Economic Conditions May Have Serious Adverse Consequences On Our Business.

Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. A prolonged or profound economic downturn may result in adverse changes to our sales and pricing, which would harm our operating results. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon development plans. There is also a possibility that our stock price may decline further, due in part to the volatility of the stock market and the general economic downturn

Changes In Our Relationships With Companies In Which We Hold Less Than A Majority Interest Could Change The Way We Account For Such Interests In The Future.

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

If A Large Number Of Our Shares Are Sold All At Once Or In Blocks, The Market Price Of Our Shares Would MostLikely Decline.

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

Our commercial checking account was linked to a sweep account. This sweep account was maintained by our financial institution in an offshore account located in the Cayman Islands. This sweep account was a deposit liability of our financial institution, the funds were not insured by the Federal Deposit Insurance Corporation (“FDIC”); in liquidation the funds would have had a lesser preference than deposits held in the United States, and the funds were subject to cross-border risks.  In August 2010, we discontinued the sweep function associated with our commercial checking account.

Auction Rate Securities

Our exposure to market risk for changes in interest rates related primarily to our auction rate securities.  During the fiscal year ended May 31, 2009, investment banks were reporting an inability to successfully obtain subscribers for high credit quality auction rate securities.  At August 31, 2010, we held such auction rate securities with a par value totaling approximately $5.2 million that failed to sell at auction.  During June 2010, auction rate securities with a par value of $350,000 were redeemed by the issuers at par.  In the event we needed to access funds invested in these auction rate securities we would not have been able to liquidate these securities until a future auction of these securities was successful, they were refinanced and redeemed by the issuers, or a buyer was found outside of the auction process.  During September 2010, we reached a confidential settlement with Deutsche Bank (see footnote 11 to our condensed consolidated financial statements) and we received proceeds from Deutsche Bank on September 29, 2010 (see footnote 13 to our condensed consolidated financial statements).  The investments consisted of student loan auction rate instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (“FFELP”).  These instruments were insured by the various state educational agencies and were guaranteed by the Department of Education as an insurer of last resort.

We have reclassified the par value of our ARS as adjusted for realized losses to short term in our condensed consolidated balance sheet as of August 31, 2010 based on terms of our confidential settlement agreement with Deutsche Bank (see footnote 11 to our condensed consolidated financial statements).

During June 2008, we obtained a credit facility which provided for financing of the par value balance of our outstanding auction rate securities based on collateral limits set by FINRA. The facility was collateralized by the full value of the outstanding auction rate securities, required no origination fee, and bore interest at the federal funds rate plus 3%.  On October 14, 2008, we drew $3,000,000 on the credit facility.  During June 2010, we paid $500,000 on the credit facility.  On September 20, 2010 we paid $2,642,954, the balance on the credit facility at August 31, 2010 plus interest through September 20, 2010, accordingly, we have classified the note balance plus accrued interest as short-term at August 31, 2010.

Item 4. Controls and Procedures

Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of August 31, 2010, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of August 31, 2010, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

Patent Litigation

Our patent litigation with TPL and Alliacense Ltd. in the United States District Court for the Northern District of California against Acer, Inc., HTC Corporation and affiliated entities, as described in Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the year ended May 31, 2010 ("Annual Report"), is still ongoing, but there have been no material developments in such litigation since our Annual Report.

Our patent litigation with TPL and Alliacense Ltd. in the United States District Court for the Northern District of California against Barco, N.V., as described in Item 3 – “Legal Proceedings” in our Annual Report, is still ongoing, but there have been no material developments in such litigation since our Annual Report.

Deutsche Bank Arbitration

Our arbitration claims before FINRA against Deutsche Bank Securities, Inc. and affiliates, as described in Item 3 – “Legal Proceedings” in our Annual Report, has been settled (see footnote 11 to our condensed consolidated financial statements).

Crossflo Systems, Inc. Litigation

Our arbitration claims before the American Arbitration Association against the three Crossflo principal officers who were signatories to the Merger Agreement as described in Item 3 – “Legal Proceedings” in our Annual Report, is still ongoing, but there have been no material developments in such arbitration since our Annual Report.

TPL Litigation

Our actions against TPL in San Diego Superior Court for breach of a promissory note of $1 million and our actions against TPL and Alliacense LLC in Santa Clara Superior Court alleging claims for breach of contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and interference with contract, constructive fraud, for preliminary and permanent injunctions and for an accounting as described in Item 3 – “Legal Proceedings” in our Annual Report, are still ongoing, but there have been no material developments in such litigation since our Annual Report.

Item 1A. Risk Factors

Please see Part I, Item 2, above, for our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2006, our Board of Directors authorized a stock repurchase program.  We commenced the program in July 2006 and plan to repurchase outstanding shares of our common stock on the open market from time to time.  As part of the program, we purchased 448,300 shares of our common stock at an aggregate cost of $53,531 during the three months ended August 31, 2010.

Following is a summary of all repurchases by us of our common stock during the three month period ended August 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs

June 1 – 30, 2010	174,000	$0.09	174,000
July 1 – 31, 2010	94,400	$0.11	94,400
August 1 – 31, 2010	179,900	$0.15	179,900
Total	448,300	$0.12	448,300

The repurchase plan has no maximum number of shares or dollar amount and is solely at the discretion of the Board of Directors.  The repurchase plan has no set expiration date.

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

DATED: October 12, 2010	PATRIOT SCIENTIFIC CORPORATION

	By:	/S/ CLIFFORD L. FLOWERS
Clifford L. Flowers
Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)