Form 10-Q
period 2010-11-30
PATRIOT SCIENTIFIC CORP
filed 2011-01-14
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

On January 13, 2011, 407,847,053 shares of common stock, par value $0.00001 per share were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of November 30, 2010 (unaudited) and May 31, 2010	3
Condensed consolidated Statements of Operations for the three and six months ended November 30, 2010 and November 30, 2009 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the six months ended November 30, 2010 and November 30, 2009 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	6-26
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-43
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	43
ITEM 4. Controls and Procedures	43
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	43-44
ITEM 1A. Risk Factors	44
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
ITEM 3. Defaults Upon Senior Securities	44
ITEM 4. Removed and Reserved	45
ITEM 5. Other Information	45
ITEM 6. Exhibits	45-46

SIGNATURES

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements
Patriot Scientific Corporation
Condensed Consolidated Balance Sheets

	November 30, 2010	May 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10,421,521	$10,340,110
Restricted cash and cash equivalents	20,757	20,705
Current portion of marketable securities	-	12,105
Accounts receivable	72,800	149,504
Accounts receivable - affiliated company	62,127	7,010
Notes receivable, net	-	1,116,382
Work-in-process	-	136,637
Prepaid income taxes	928,670	930,272
Current portion of deferred tax assets	447,743	472,707
Prepaid expenses and other current assets	152,368	231,718
Total current assets	12,105,986	13,417,150

Marketable securities, net of current portion	-	5,133,835
Property and equipment, net	24,611	37,099
Goodwill	-	642,981
Other intangible assets, net	1,584,444	1,722,222
Deferred tax assets, net of current portion	7,659,954	5,911,732
Other assets	85,917	43,033
Investment in affiliated company	-	507,629
Total assets	$21,460,912	$27,415,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158,110	$493,519
Accrued expenses and other	196,554	292,004
Deferred revenue	68,735	156,084
Total current liabilities	423,399	941,607

Distributions in excess of investment in affiliated company	968,210	-
Other non-current liabilities	3,240	-
Long-term debt, including accrued interest, net of current portion	-	3,122,144
Total long-term liabilities	971,450	3,122,144
Total liabilities	1,394,849	4,063,751

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,167,618 shares issued and 407,976,878 shares outstanding at November 30, 2010 and 438,167,618 shares issued and 408,821,071 shares outstanding at May 31, 2010	4,381	4,381
Additional paid-in capital	77,305,131	77,241,227
Accumulated deficit	(43,061,599)	(39,561,669)
Common stock held in treasury, at cost – 30,190,740 shares and 29,346,547 shares at November 30, 2010 and May 31, 2010, respectively	(14,181,850)	(14,085,015)
Accumulated other comprehensive loss	-	(246,994)
Total stockholders’ equity	20,066,063	23,351,930
Total liabilities and stockholders’ equity	$21,460,912	$27,415,681

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009
Revenues:
License and service revenue	$72,775	$66,416	$166,830	$163,451

Cost of sales:
License and service revenue	5,000	40,204	28,415	72,187
Amortization of purchased intangibles	68,889	206,688	137,778	413,376
Impairment of purchased intangibles	-	3,530,263	-	3,530,263
Total cost of sales	73,889	3,777,155	166,193	4,015,826
Gross profit (loss)	(1,114)	(3,710,739)	637	(3,852,375)

Operating expenses:
Research and development	157,545	540,557	388,029	854,754
Selling, general and administrative	940,399	2,011,030	2,296,169	3,938,825
Impairment of goodwill	642,981	1,096,268	642,981	1,096,268
Total operating expenses	1,740,925	3,647,855	3,327,179	5,889,847
Operating loss	(1,742,039)	(7,358,594)	(3,326,542)	(9,742,222)

Other income (expense):
Interest and other income	791	25,847	19,090	68,774
Interest expense	(4,213)	(19,629)	(20,810)	(40,269)
Impairment of investment in affiliated companies	-	(433,333)	-	(1,113,625)
Gain on sale of Vigilys business line	-	-	60,000	-
Realized loss on sale of marketable securities	-	-	(648,740)	-
Equity in earnings (loss) of affiliated companies, net	(316,136)	3,736,918	(1,475,839)	3,472,360
Total other income (expense), net	(319,558)	3,309,803	(2,066,299)	2,387,240

Loss before income taxes	(2,061,597)	(4,048,791)	(5,392,841)	(7,354,982)

Benefit for income taxes	(562,067)	(1,302,171)	(1,892,911)	(2,623,282)

Net loss	$(1,499,530)	$(2,746,620)	$(3,499,930)	$(4,731,700)

Basic loss per common share	$-	$(0.01)	$(0.01)	$(0.01)

Diluted loss per common share	$-	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding-basic	405,306,851	407,429,202	405,524,188	407,457,238

Weighted average number of common shares outstanding-diluted	405,306,851	407,429,202	405,524,188	407,457,238

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	November 30, 2010	November 30, 2009

Operating activities:
Net loss	$(3,499,930)	$(4,731,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	150,266	446,503
Share-based compensation relating to issuance of stock options	65,984	147,926
Impairment of intangibles	-	3,530,263
Impairment of goodwill	642,981	1,096,268
Accrued interest income added to investments and notes receivable	(11,765)	(657)
Equity in (earnings) loss of affiliated companies	1,475,839	(3,472,360)
Realized loss on sale of marketable securities	648,740	-
Gain on sale of Vigilys business line	(60,000)	-
Impairment of investment in affiliated companies	-	1,113,625
Loss on sale of assets	-	965
Deferred income taxes	(1,892,429)	(2,930,109)
Changes in operating assets and liabilities:
Accounts receivable	76,704	149,347
Receivable from affiliated company	(55,117)	5,082
Work-in-process	136,637	(37,974)
Prepaid expenses and other current assets	96,466	140,703
Prepaid income taxes	1,602	306,827
Accounts payable and accrued expenses	(427,617)	(153,263)
Deferred revenue	(87,349)	(6,195)
Net cash used in operating activities	(2,738,988)	(4,394,749)

Investing activities:
Proceeds from sales of marketable securities	4,913,365	3,278,806
Proceeds from sale of restricted investments	-	31,643
Purchases of property and equipment	-	(69,507)
Issuance of note receivable	-	(55,000)
Repayment of note receivable	1,128,095	-
Investments in affiliated companies	-	(112,500)
Distributions from affiliated company	-	6,727,827
Net cash provided by investing activities	6,041,460	9,801,269

Financing activities:
Repurchase of common stock for treasury	(96,835)	(40,235)
Tax effect of expiration/cancellation/exercise of stock options	(2,082)	-
Payment on note payable	(3,122,144)	-
Net cash used in financing activities	(3,221,061)	(40,235)

Net increase in cash and cash equivalents	81,411	5,366,285
Cash and cash equivalents, beginning of period	10,340,110	6,206,868
Cash and cash equivalents, end of period	$10,421,521	$11,573,153

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$137,785	$-
Cash payments for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized recovery on investments in marketable securities charged to other comprehensive income adjusted for deferred tax benefit	$-	$(237,948)
Reversal of unrealized loss charged to other comprehensive income at May 31, 2010 adjusted for deferred tax benefit due to recognition of loss in current period	$(246,994)	$-

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented.  Operating results for the six month period ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011.

Basis of Consolidation

The condensed consolidated balance sheet at November 30, 2010 includes our accounts and those of our wholly owned subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.  In August 2010, we sold the Vigilys business line.

The condensed consolidated balance sheet at May 31, 2010 includes our accounts and those of our wholly owned subsidiary PDSG which includes Crossflo, the business line of Vigilys and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated. In January 2010, we sold the assets of Verras Medical, Inc.

The condensed consolidated statement of operations for the three and six months ended November 30, 2010 includes our accounts, and those of our wholly owned subsidiary PDSG which includes Crossflo, the business line of Vigilys (until August 2010) and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated statement of operations for the three and six months ended November 30, 2009 includes our accounts and those of our wholly owned subsidiary PDSG which includes Crossflo, the assets of Verras Medical, Inc., the business line Vigilys and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.

Investments in Marketable Securities

We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date.  Our investments in marketable securities have been classified and accounted for as available-for-sale based on management’s investment intentions relating to these securities.  Available-for-sale marketable securities are stated at fair market value.  Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income (loss).  We follow the authoritative guidance to assess whether our investments with unrealized loss positions are other than temporarily impaired.  Realized gains and losses and declines in fair value judged to be other than temporary are determined based on the specific identification method and are reported in other expense, net in the condensed consolidated statements of operations.  During the quarter ended November 30, 2010, we disposed of our remaining investments in marketable securities which had an aggregate fair value of $5.2 million (see Note 4).

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
This investment is accounted for using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee which is presented in the condensed consolidated statements of operations in the caption “Equity in earnings (loss) of affiliated companies” and also is adjusted by contributions to and distributions from PDS.

We had a 39.4% interest in Talis (see Note 8).  Prior to the write-off of our investment in Talis during the quarter ended August 31, 2009, we were accounting for our investment using the equity method of accounting.  Under the equity method of accounting, the investment, originally recorded at cost, was adjusted to recognize our share of net earnings or losses of the investee and was presented in the consolidated statements of operations in the caption “Equity in loss of affiliated companies.” In December 2009, Talis was dissolved.

We owned 37.1% of the preferred stock of Avot Media, Inc. (“Avot”) (see Note 8).  Prior to the write-off of our investment in Avot during the quarter ended November 30, 2009, we were accounting for our investment at cost since we did not have the ability to exercise significant influence over the operating and financial policies of Avot.  During March 2010, Avot sold substantially all of its assets and we collected our note receivable and accrued interest.

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

As a result of our net loss for the three and six months ended November 30, 2010 and 2009, we have excluded certain equity-based instruments from the diluted loss per share calculation as their inclusion would have had an anti-dilutive effect. Had we reported net income for this period, an additional 755,000 and 2,867,496 shares of common stock, respectively, would have been included in the number of shares used to calculate diluted earnings per share for the three months ended November 30, 2010 and 2009 and an additional 755,000 and 1,735,000 shares of common stock, respectively, would have been included in the number of shares used to calculate diluted earnings per share for the six months ended November 30, 2010 and 2009. Options and warrants in the amount of approximately 5.6 million shares and 7.9 million shares of common stock were excluded from the computation of diluted shares for the three and six months ended November 30, 2010 and 2009, respectively, as their inclusion would have had an anti-dilutive effect.

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

Share-Based Compensation

Share-based compensation expense recognized during the three and six months ended November 30, 2010 and 2009 is based on the grant date fair value of the portion of share-based payment awards ultimately expected to vest during the year.  As share-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeiture rates are based on historical forfeiture experience and estimated future employee forfeitures.

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

The following table presents details of our other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations and asset purchases:

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Goodwill and Other Intangible Assets (continued)

	Estimated				Net Carrying Value
	Life in	Allocated	Accumulated		November 30,
	Years	Value	Amortization	Impairment	2010

Technologies and processes	6.75	$1,860,000	$(275,556)	$-	$1,584,444

	Estimated				Net Carrying Value
	Life in	Allocated	Accumulated		May 31,
	Years	Value	Amortization	Impairment	2010

Customer contracts – open orders	0.75	$63,600	$(63,600)	$-	$-
Customer relationships	5.00	65,000	(11,064)	(53,936)	-
Maintenance agreements	4.00	75,400	(23,565)	(51,835)	-
Trademarks/names	10.00	124,500	(11,972)	(112,528)	-
Technologies and processes	5.00–8.00	6,136,900	(1,102,714)	(3,311,964)	1,722,222
		$6,465,400	$(1,212,915)	$(3,530,263)	$1,722,222

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

The amortization expense related to intangible assets was as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	November 30, 2010	November 30, 2010	November 30, 2009	November 30, 2009
Amortization of intangible assets included in:
Cost of sales	$68,889	$137,778	$206,688	$413,376
Selling, general and administrative expense	-	-	-	-
Total	$68,889	$137,778	$206,688	$413,376

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Goodwill and Other Intangible Assets (continued)

At November 30, 2010 the estimated future amortization expense of intangible assets is estimated to be as follows:

Year
2011 (remaining six months)	$137,778
2012	275,556
2013	275,556
2014	275,556
2015	275,556
Thereafter	344,442
Total expected future amortization	$1,584,444

Changes in the net carrying amount of goodwill are as follows:

Balance, June 1, 2009	$1,739,249
Impairment of Verras goodwill	(196,512)
Impairment of Vigilys goodwill	(110,004)
Impairment of Crossflo goodwill	(789,752)
Balance May 31, 2010	642,981
Impairment of Crossflo goodwill	(642,981)
Balance November 30, 2010	$-

The inability of PDSG to meet its business plan and the general economic environment were indicators of potential impairment on our goodwill at May 31, 2010; accordingly, it was determined that goodwill was impaired by approximately $1,096,000.  We recorded this as an impairment of goodwill on our consolidated statement of operations for the fiscal years ended May 31, 2010.

During the current quarter we wrote off the remaining goodwill associated with our acquisition of Crossflo due to the inability of PDSG to meet its business plan.  We recorded this as an impairment of goodwill on our consolidated statement of operations for the three and six months ended November 30, 2010.

3. Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash and cash equivalents at November 30, 2010 and May 31, 2010 consist of a savings account required to be held as collateral for our corporate credit card.

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

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type for the six months ended November 30, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Beginning balance June 1, 2010	$5,133,835
Total realized/unrealized recovery (losses):
Realized loss included in earnings	(648,740)
Reversal of unrealized losses included in other comprehensive income (loss)	416,165
Settlements	(350,000)
Settlements	(4,551,260)
Ending balance November 30, 2010	$-

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

At May 31, 2010, we held auction rate securities with a par value totaling approximately $5.6 million which failed to sell at auction.  In the event we needed to access funds invested in these auction rate securities we would not have been able to liquidate these securities until (i) a future auction of these securities was successful, (ii) they were refinanced and redeemed by the issuers, or (iii) a buyer was found outside of the auction process.  The investments consisted of student loan auction rate instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (“FFELP”).  These instruments were insured by the various state educational agencies and were guaranteed by the Department of Education as an insurer of last resort.  We had the intent and the ability to hold these investments until the anticipated recovery period.

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

During September 2010, we reached a confidential settlement agreement with Deutsche Bank.  Under terms of the agreement, we transferred approximately $5.2 million in illiquid auction rate securities instruments to Deutsche Bank for a substantial portion of the face value of the securities, and if the instruments are redeemed by a certain date then we will receive the full face amount of the instruments.  On October 4, 2010, we received settlement proceeds from Deutsche Bank of $4,551,260 plus $6,330 of interest income.

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

5. Accounts Receivable

Trade accounts receivable at November 30, 2010 and May 31, 2010 is $72,800 and $149,504, respectively, which relates entirely to PDSG. No allowance for doubtful accounts has been recorded at November 30, 2010 or May 31, 2010.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Accounts Receivable (continued)

At November 30, 2010 and May 31, 2010, accounts receivable from our investee PDS was $62,127 and $7,010, respectively.  These balances represent reimbursements we submit to PDS for our legal and related costs incurred in various legal matters of which we are listed as co-defendant with Technology Properties Limited (“TPL”).

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

Index for Clinical Excellence, Ltd.

On January 25, 2010, the assets of Verras were sold for $250,000.  At closing we received $62,500 and a non-interest bearing promissory note for $187,500 from Index for Clinical Excellence, Ltd.  Terms of the note require payment on each of the three, six and nine month anniversaries of the closing date.  Due to the nominal amount of the note and its short term duration interest income was not separately accounted for.  During April 2010, July 2010 and October 2010 we received the three, six and nine month anniversary payments consisting of $62,500 each on the note.  At May 31, 2010 the balance of the note was $125,000.

7. Work-In-Process

At November 30, 2010, cumulative billings on PDSG’s contracts in process totaled $284,000 and cumulative revenue recognized on these contracts totaled $238,423.  The difference in these amounts represents billings in excess of work-in-process and is shown at net of $45,577 due to their immateriality.  We have recorded this amount as a component of accrued expenses and other on our condensed consolidated balance sheet at November 30, 2010.

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

We and TPL each own 50% of the membership interests of PDS, and each of us has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, we and TPL agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. Neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement. PDS has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by TPL on behalf of PDS. During the six months ended November 30, 2010 and 2009, PDS expensed $500,000 and $1,000,000, respectively, pursuant to this commitment (see Note 11). At November 30, 2010, PDS has accrued the September 1, 2010 quarterly payment to TPL.  This expense is recorded in the accompanying statement of operations presented below.

PDS reimburses TPL for payment of all legal and third-party expert fees and other related third-party costs and other expenses.  During the six months ended November 30, 2010 and 2009, PDS expensed $2,017,463 and $3,002,738, respectively, pursuant to the agreement.  These expenses are recorded in the accompanying statements of operations presented below.

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

On July 15, 2010, we received payment from PDS of $1,003,095 consisting of principal and interest through July 15, 2010 on our $950,000 secured note with TPL for which PDS was jointly and severally liable.  This amount has been recorded as a note receivable from TPL on PDS’ balance sheet on July 15, 2010.  Due to TPL’s inability to pay the note, it has been fully reserved for at July 15, 2010 and the allowance has been recorded as “Reserve for loan loss and uncollectable receivable” on PDS’ statement of operations for the six months ended November 30, 2010.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

During June 2010, PDS advanced Alliacense $410,000 to fund payroll and rent obligations.  Due to non-payment by Alliacense, this amount has been fully reserved for at August 31, 2010 and the allowance has been recorded as “Reserve for loan loss and uncollectable receivable” on PDS’ statement of operations for the six months ended November 30, 2010.

We are accounting for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’ net loss during the six months ended November 30, 2010 of $1,475,839 as a decrease in our investment.  We have recorded our share of PDS’ net income during the six months ended November 30, 2009 of $3,494,067 as an increase in our investment.  Cash distributions received from PDS during the six months ended November 30, 2010 and 2009 of $0 and $6,727,827, respectively were recorded as reductions in our investment.

During the six months ended November 30, 2010, our share of loss in PDS exceeds our investment in PDS by $968,210.  Such amount has been recorded as “Distributions in excess of investment in affiliated company” on our condensed consolidated balance sheet at November 30, 2010, due to our and TPL’s obligation to fund the working capital of PDS at the discretion of PDS’ management committee.  We have recorded our share of PDS’ net loss for the six months ended November 30, 2010 as “Equity in earnings (loss) of affiliated companies, net” in the accompanying condensed consolidated statements of operations.

During the three months ended November 30, 2010 and 2009, TPL entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $1,409,000 and $8,696,000, respectively.
During the six months ended November 30, 2010 and 2009, TPL entered into licensing agreements with third parties, pursuant to which PDS recorded aggregate proceeds of $1,409,000 and $11,023,655, respectively

At November 30, 2010, PDS had accounts payable balances of approximately $3,188,000 and $62,000 to TPL and PTSC, respectively.  At May 31, 2010, PDS had accounts payable balances of approximately $1,724,000 and $7,000 to TPL and PTSC, respectively.

Variable Interest Entity Disclosures

At January 13, 2011, PDS’ cash and cash equivalents balance was $7,007,897.  Management has concluded that PDS’ equity investment at risk is insufficient to finance its activities as the volume of license revenue has not supported litigation costs independent of additional working capital funding.

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

Our variable interest in PDS consists of 50% of PDS’ Members Deficit or ($968,210) at November 30, 2010.  We are unable to quantify our maximum exposure to loss associated with this VIE as we may incur future capital funding requirements.

PDS’ balance sheets at November 30, 2010 and May 31, 2010 and statements of operations for the three and six months ended November 30, 2010 and 2009 are as follows:

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

Balance Sheets

ASSETS:
	November 30, 2010	May 31, 2010
Cash and cash equivalents	$325,442	$779,932
Prepaid expenses	100,000	25,000
Licenses receivable	-	2,000,000
Total assets	$425,442	$2,804,932

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT):

	November 30, 2010	May 31, 2010
Related party payables and accrued expenses	$2,361,861	$1,777,884
LLC tax payable	-	11,790
Members’ equity (deficit)	(1,936,419)	1,015,258
Total liabilities and members’ equity (deficit)	$425,442	$2,804,932

Statements of Operations

	Three Months Ended		Six Months Ended
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009
Revenues	$1,409,000	$8,696,000	$1,409,000	$11,023,655
Operating expenses	2,041,305	1,222,237	2,947,865	4,035,901
Operating income (loss)	(632,305)	7,473,763	(1,538,865)	6,987,754
Reserve for loan loss and uncollectable receivable	-	-	(1,413,095)	-
Interest income	33	72	283	380
Net income (loss)	$(632,272)	$7,473,835	$(2,951,677)	$6,988,134

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

9.   Note Payable

On October 14, 2008, we borrowed $3,000,000 on our credit facility with Wedbush, the proceeds of which was included in cash and cash equivalents at November 30, 2010 and May 31, 2010.  The facility was collateralized by the full value of the outstanding auction rate securities, required no origination fee and bore interest at the federal funds rate plus 3%.  The amount we could borrow on the facility was limited by the Financial Industry Regulatory Authority (“FINRA”).  At May 31, 2010, the balance on the facility of $3,122,144 included accrued interest of $122,144 at an approximate average monthly rate of 2.6%.  During June 2010, we paid $500,000 on the credit facility.  On September 20, 2010 we paid $2,642,954, the balance on the credit facility at August 31, 2010 plus interest through September 20, 2010.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

10.   Stockholders’ Equity

Comprehensive Loss

Comprehensive loss includes unrealized losses on certain investments classified as available-for-sale, net of tax, which are excluded from our condensed consolidated statements of operations. Due to the subsequent settlement of our ARS, we reversed the unrealized loss of $246,994 (adjusted for deferred tax benefit) as of August 31, 2010.  Comprehensive loss for the three and six months ended November 30, 2009 was as follows:

	Three Months Ended	Six Months Ended
	November 30, 2009	November 30, 2009

Net loss	$(2,746,620)	$(4,731,700)
Unrealized holding gain on investments, net of taxes	138,781	237,948
Total comprehensive loss	$(2,607,839)	$(4,493,752)

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market.  As part of the program we purchased 844,193 and 204,531 shares of our common stock at an aggregate cost of $96,835 and $40,235 during the six months ended November 30, 2010 and 2009, respectively.

Equity Transactions

The following table summarizes equity transactions during the six months ended November 30, 2010:

	Common Stock		Additional	Accumulated
	Shares	Amounts	Paid-in Capital	Deficit	Treasury Stock

Balance June 1, 2010	408,821,071	$4,381	$77,241,227	$(39,561,669)	$(14,085,015)
Share-based compensation	-	-	65,986	-	-
Tax effect of stock option expirations/cancellations	-	-	(2,082)	-	-
Repurchase of common stock for treasury	(844,193)	-	-	-	(96,835)
Net loss	-	-	-	(3,499,930)	-
Balance November 30, 2010	407,976,878	$4,381	$77,305,131	$(43,061,599)	$(14,181,850)

Stock Options and Warrant Activity

As of November 30, 2010, we had 275,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.47 to $0.86 per share expiring through 2012; and 5,037,292 options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.09 to $0.70 per share expiring through 2015.  Some of the options outstanding under the 2006 Stock Option Plan are not presently exercisable and are subject to meeting certain vesting criteria.

During the six months ended November 30, 2010, we recorded $65,984 of share-based compensation expense related to vesting of stock options, including $10,479 related to PDSG.  During the six months ended November 30, 2009, we recorded $147,926 of non-cash compensation expense related to vesting of stock options and warrants, including $30,224 related to PDSG.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

As of November 30, 2010, we had warrants outstanding to purchase 325,000 common shares at exercise prices ranging from $0.15 to $1.00 per share, expiring at various dates through 2011.  No warrants were issued, exercised or expired during the six months ended November 30, 2010.

Share-based Compensation

Summary of Assumptions and Activity

The fair value of share-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three and six months ended November 30, 2010 is based on the historical volatilities of our common stock.  These factors could change in the future, affecting the determination of share-based compensation expense in future periods.

	Three Months Ended November 30, 2010 (Unaudited)	Six Months Ended November 30, 2010 (Unaudited)		Three Months Ended November 30, 2009 (Unaudited)		Six Months Ended November 30, 2009 (Unaudited)

Expected term	*	5	years	5	years	5	years
Expected volatility	*	106%		117%		116-117%
Risk-free interest rate	*	2.17%		2.19%		2.19–2.55%

* No stock options were granted during the three month period ended November 30, 2010.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

A summary of option activity as of November 30, 2010 and changes during the six months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2010	5,637,917	$0.42
Options granted	650,000	$0.10
Options exercised	-	$-
Options forfeited	(975,625)	$0.16
Options outstanding at November 30, 2010	7 5,312,292	$0.43	2.11	$400
Options vested and expected to vest at November 30, 2010	5,174,431	$0.44	2.09	$400
Options exercisable at November 30, 2010	4,836,569	$0.45	1.98	$-

The weighted average grant date fair value of options granted during the six months ended November 30, 2010 and 2009 was $0.08 and $0.14 per option, respectively.  There were no options exercised during the six months ended November 30, 2010 or 2009.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.10 per share on November 30, 2010) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.10) on November 30, 2010.

As of November 30, 2010, there was $38,709 of total unrecognized compensation cost, net of forfeitures, related to employee stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next 30 months.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

The following table summarizes employee and director share-based compensation expense for Patriot and employee share-based compensation for PDSG for the three and six months ended November 30, 2010 and 2009, which was recorded as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	November 30, 2010	November 30, 2010	November 30, 2009	November 30, 2009
Research and development - PDSG	$483	$1,070	$3,366	$4,548
Selling, general and administrative expense - PDSG	4,537	9,409	10,849	25,676
Selling, general and administrative expense - Patriot	2,531	55,505	104,511	124,635
Total	$7,551	$65,984	$118,726	$154,859

During the three and six months ended November 30, 2009, we expensed $1,387 and $3,467, respectively, relating to warrants issued during the period.  We incurred no such expense during the three and six months ended November 30, 2010.

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

The Acer case seeks declaratory relief that its products do not infringe enforceable claims of the '336, ‘749, '148 patents and US 5,530,890 (the “890 patent”). The HTC case similarly seeks declaratory relief that its products do not infringe enforceable claims of those patents.  We allege counterclaims for patent infringement of the '336, '749, '148 and '890 patents against Acer and HTC.  On June 16, 2009, District Court Judge Jeremy Fogel stayed the HTC and Acer actions until September 18, 2009.  The stay has been lifted and the cases are in the discovery and claims construction phase.  A claims construction hearing will likely occur in late winter or spring 2011.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

On December 1, 2008, we, TPL and Alliacense, Ltd. were named as defendants in a lawsuit filed in the United States District Court for the Northern District of California by Barco, N.V.  The Barco case seeks declaratory relief that its products do not infringe enforceable claims of the '749 and '890 patents.  We allege counterclaims for patent infringement of our '749, '890 and '336 patents.  On June 22, 2009, Judge Fogel also stayed the Barco case until September 18, 2009.  That stay has been lifted and the case is deemed related to the Acer and HTC cases.  The case is now in the discovery and claims construction phase.  A claims construction hearing will likely occur in late winter or spring 2011.  Barco has moved for Summary Judgment with respect to allegations that it has infringed on the '336 patent on grounds independent of claims construction.  That Motion is scheduled for hearing on February 25, 2011.

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

On August 31, 2009, we initiated an arbitration proceeding before the American Arbitration Association against the three Crossflo principal officers who were signatories to the Merger Agreement alleging they provided false representations and warranties in the Merger Agreement and alleging nondisclosure of information about Crossflo during the due diligence process leading up to the merger.  Those three principal officers deny our claims and have filed counterclaims.  The arbitration is scheduled to begin July 6, 2011.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

TPL stipulated on August 3, 2010 that the TRO already in place would become a Preliminary Injunction.  On August 12, 2010, the Court considered defendants’ request to seal the file indefinitely and to compel private arbitration of the dispute and denied both Motions.  On September 30, 2010 the Court agreed to redaction of the court file at TPL’s request for commercially sensitive data such as dollar amounts of licenses, percentage allocation to MMP licenses and other such confidential data.  TPL has appealed the denial of its Motion to Compel Arbitration which appeal stays the Superior Court proceeding.  The appeal is not likely to be heard for another six months.  If the Appeal is unsuccessful then the Superior Court action will be activated.  If it is successful, some or all of the case would proceed to arbitration.

In December 2010, we and TPL renewed discussions about resolving some or all the issues of the Santa Clara and San Diego Actions These discussions are ongoing.

401(k) Plan

Patriot and PDSG have retirement plans that comply with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plans. Patriot matches 50% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation. Patriot’s participants vest 33% per year over a three year period in their matching contributions. Patriot’s matching contributions during the six months ended November 30, 2010 and 2009 were $5,407 and $11,625, respectively.  PDSG does not match participant voluntary contributions.

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

Bonuses

During the quarter ended November 30, 2010, a retention bonus program was implemented to be paid to individuals who remain with PDSG until February 29, 2012.  The projected liability for such bonuses is $90,000.  This liability is being accrued ratably over the retention period.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

Escrow Shares

On August 31, 2009 we gave notice to the former shareholders of Crossflo and Union Bank of California (the “Escrow Agent”) under Section 2.5 of the Agreement and Plan of Merger between us and Crossflo (the “Agreement”), outlining damages incurred by us in conjunction with the acquisition of Crossflo, and seeking the return of 2,844,630 shares of our common stock held by the Escrow Agent.  Subsequently, former shareholders of Crossflo representing a majority of the escrowed shares responded in protest to our claim, delaying the release of the escrowed shares until a formal resolution is reached.  In the event we fail to prevail in our claim against the escrowed shares, we may be obligated to deposit into escrow approximately $256,000 of cash consideration due to the decline in our average stock price over the one year escrow period, calculated in accordance with the Section 2.5 of the Agreement.  We have evaluated the potential for loss regarding our claim and believe that it is probable that we will prevail although there is no assurance that we will.  Accordingly, we have not recorded a liability for this matter.

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

This reportable segment is a strategic business unit that is managed separately because it requires different technology and marketing strategies.

The “all other” category includes the results for Patriot Scientific Corporation.

Operating segment net revenue, operating loss and loss before taxes for the three and six months ended November 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009
Net revenue:
PDSG	$72,775	$66,416	$166,830	$163,451
All other	-	-	-	-
Total net revenue	$72,775	$66,416	$166,830	$163,451

Operating loss:
PDSG	$(1,067,237)	$(6,213,347)	$(1,667,496)	$(7,679,529)
All other	(674,802)	(1,145,247)	(1,659,046)	(2,062,693)
Total operating loss	$(1,742,039)	$(7,358,594)	$(3,326,542)	$(9,742,222)

Income (loss) before taxes:
PDSG	$(1,066,728)	$(6,213,347)	$(1,606,987)	$(7,670,193)
All other	(994,869)	2,164,556	(3,785,854)	315,211
Total loss before taxes	$(2,061,597)	$(4,048,791)	$(5,392,841)	$(7,354,982)

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Segment Information (continued)

Operating segment total assets at November 30, 2010 and May 31, 2010 were as follows:

	November 30, 2010	May 31, 2010
Total assets:
PDSG	$6,535,146	$7,227,033
All other	14,925,766	20,188,648
Total assets	$21,460,912	$27,415,681

All PDSG sales were to unaffiliated customers within the United States, with the exception of a hosting arrangement with a customer in Japan.

Accounts receivable concentration information for PDSG as of November 30, 2010 and May 31, 2010 and sales concentration information for the six months ended November 30, 2010 and 2009 were as follows:

	Six months ended November 30, 2010		November 30, 2010	Six months ended November 30, 2009		May 31, 2010
	Sales	% of sales	% of A/R	Sales	% of sales	% of A/R
Customer A	$78,364	47%	45%	$34,465	21%	22%
Customer B	$29,450	18%	55%	-----	-----	-----
Customer C	$19,511	12%	-----	-----	-----	-----
Customer D	$18,468	11%	-----	-----	-----	-----
Customer E	-----	-----	-----	$61,440	38%	72%
Customer F	-----	-----	-----	$19,732	12%	-----

13.  Subsequent Events

During the period December 1, 2010 through January 13, 2011, we purchased 129,825 shares of our common stock at an aggregate cost of $11,706 pursuant to our stock buyback program.

In December 2010 we received $47,860 from Deutsche Bank relating to partial redemptions of auction rate securities occurring on December 1, 2010.  Such amount is a recovery on the $648,740 realized loss on sale of marketable securities recognized during the quarter ended August 31, 2010.  Deutsche Bank had repurchased our illiquid auction rate securities pursuant to our settlement agreement with them in September 2010.

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

We follow authoritative guidance to evaluate whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  We are assessing our deferred tax assets under more likely than not scenarios in which they may be realized through future income.  Accordingly, our deferred tax assets may be subject to a valuation allowance in an upcoming fiscal period.  We will continue to analyze the more likely than not standard each quarter, and if it is determined that a valuation allowance is necessary, it may have a material impact.

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

We follow authoritative guidance to adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate. We are also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2010 and Three Months Ended November 30, 2009.

Consolidated:
	Three months ended
	November 30, 2010		November 30, 2009
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue:
License and service revenue	$72,775	100.0%	$66,416	100.0%
Cost of sales:
License and service revenue	5,000	6.9%	40,204	60.5%
Amortization of purchased intangibles	68,889	94.7%	206,688	-
Impairment of purchased intangibles	-	-	3,530,263	-
Total cost of sales	73,889	-	3,777,155	-
Gross profit (loss)	$(1,114)	-	$(3,710,739)	-

PDSG

Revenue consisting of software licenses and associated services relating to PDSG’s CDX product increased from approximately $66,000 for the three months ended November 30, 2009 to approximately $73,000 for the three months ended November 30, 2010.  Cost of sales includes the direct time of PDSG employees on each project. Included in cost of sales is approximately $68,900 and $206,700, respectively, of amortization expense on purchased intangible assets for the three months ended November 30, 2010 and 2009.  The direct time costs of PDSG employees decreased for the three months ended November 30, 2010 as compared to the prior period due to the fact that the current period revenue amount consists mainly of software licensing.

Management’s plan of restructuring on October 5, 2009 and the continuing inability of PDSG to meet its business plan were indicators of potential impairment on our intangible assets. Accordingly, at November 30, 2009, management determined that intangibles were impaired by approximately $3,530,000.

Consolidated:
	Three months ended
	November 30, 2010	November 30, 2009
Research and development	$157,545	$540,557

PDSG

Research and development costs consist of PDSG’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of PDSG’s software product.  The primary decreases in research and development costs for the three months ended November 30, 2010 as compared to November 30, 2009 were approximately $254,000 in outside contractor costs due to completion of CDX4 and approximately $129,000 in salaries and related costs due to management’s restructuring plan implemented in October of 2009.  For the three months ended November 30, 2010 and 2009, approximately $500 and $3,400, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

Consolidated:

	Three months ended
	November 30, 2010	November 30, 2009
Selling, general and administrative	$940,399	$2,011,030

Segment Results:
	Three months ended
	November 30, 2010	November 30, 2009
PDSG:
Selling, general and administrative	$265,597	$865,783
PTSC:
Selling, general and administrative	$674,802	$1,145,247

PDSG

Selling, general and administrative expenses decreased from approximately $866,000 for the three months ended November 30, 2009 to approximately $266,000 for the three months ended November 30, 2010, due to management’s restructuring plan to reduce expenses.  Decreases consisted primarily of approximately $380,000 in salaries and related expenses and approximately $68,000 in marketing expenses.  For the three months ended November 30, 2010 and 2009, approximately $5,000 and $11,000, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

PTSC

Selling, general and administrative expenses decreased from approximately $1,145,000 for the three months ended November 30, 2009 to approximately $675,000 for the three months ended November 30, 2010.  The decrease consisted primarily of approximately $363,000 in salaries and related expenses due to our recording of severance pay to our former CEO and contractual bonus to our CFO in the prior period.  This decrease was offset by increases in legal expenses of approximately $65,000 due to our litigation with TPL and the Crossflo officers.  For the three months ended November 30, 2010 and 2009, approximately $2,500 and $105,000, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

Consolidated

Selling, general and administrative expenses decreased from approximately $2,011,000 for the three months ended November 30, 2009 to approximately $940,000 for the three months ended November 30, 2010 primarily due to management’s plan of restructuring implemented in October 2009.

Consolidated:
	Three months ended
	November 30, 2010	November 30, 2009
Impairment of goodwill	$642,981	$1,096,268

PDSG

Management’s plan of restructuring on October 5, 2009 and the continuing inability of PDSG to meet its business plan were indicators of potential impairment on our goodwill. Accordingly, at November 30, 2010 and 2009, management determined that goodwill was impaired by approximately $643,000 and $1,096,000, respectively.

Consolidated:
	Three months ended
	November 30, 2010	November 30, 2009
Operating loss	$(1,742,039)	$(7,358,594)

Segment Results:
	Three months ended
	November 30, 2010	November 30, 2009
PDSG:
Operating loss	$(1,067,237)	$(6,213,347)
PTSC:
Operating loss	$(674,802)	$(1,145,247)

PDSG

Operating loss decreased from approximately $6,213,000 for the three months ended November 30, 2009 to approximately $1,067,000 for the three months ended November 30, 2010 primarily due to impairments of goodwill and intangibles amounting to approximately $4,627,000 recognized during the three months ended November 30, 2009 and management’s plan of restructuring implemented in October 2009 which reduced salaries and related expenses.

PTSC

Operating loss decreased from approximately $1,145,000 for the three months ended November 30, 2009 to approximately $675,000 for the three months ended November 30, 2010 primarily due to management’s plan of restructuring implemented in October 2009 which reduced salaries and related expenses.

Consolidated:
	Three months ended
	November 30, 2010	November 30, 2009
Other income (expense):
Interest and other income	$791	$25,847
Interest expense	(4,213)	(19,629)
Impairment of investment in affiliated company	-	(433,333)
Equity in earnings (loss) of affiliated companies	(316,136)	3,736,918
Total other income (expense), net	$(319,558)	$3,309,803

Segment Results:
	Three months ended
	November 30, 2010	November 30, 2009
PDSG:
Interest and other income	$509	$-
PTSC:
Interest and other income	$282	$25,847
Interest expense	(4,213)	(19,629)
Impairment of investment in affiliated company	-	(433,333)
Equity in earnings (loss) of affiliated companies	(316,136)	3,736,918
Total other income (expense), net	$(320,067)	$3,309,803

Consolidated

Our other income and expenses for the three months ended November 30, 2010 included equity in the loss of PDS consisting of net loss after expenses in the amount of approximately $316,000.  Our other income and expenses for the three months ended November 30, 2009 included equity in the earnings of PDS consisting of net income after expenses in the amount of approximately $3,737,000.  The reason for the decline in our earnings in PDS as compared to the prior period is due to the lack of licensing revenue generated by PDS.   Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. For the three months ended November 30, 2009, we recorded an impairment of our investment in Avot of approximately $433,000.

Consolidated:
	Three months ended
	November 30, 2010	November 30, 2009
Loss before income taxes	$(2,061,597)	$(4,048,791)

Segment Results:
	Three months ended
	November 30, 2010	November 30, 2009
PDSG:
Loss before income taxes	$(1,066,728)	$(6,213,347)
PTSC:
Income (loss) before income taxes	$(994,869)	$2,164,556

PDSG

Loss before income taxes decreased from approximately $6,213,000 for the three months ended November 30, 2009 to approximately $1,067,000 for the three months ended November 30, 2010 primarily due to impairments of goodwill and intangibles amounting to approximately $4,627,000 recognized during the three months ended November 30, 2009 and management’s plan of restructuring implemented in October 2009 which reduced salaries and related expenses.

PTSC

For the three months ended November 30, 2009, we recorded approximately $2,165,000 in income before income taxes as compared to a loss before income taxes of approximately $995,000 for the three months ended November 30, 2010 primarily due to recording approximately $3,737,000 in equity in earnings of PDS during the three months ended November 30, 2009 as compared to a loss in earnings of PDS of approximately $316,000 during the three months ended November 30, 2010.

Benefit for income taxes

During the three months ended November 30, 2010 and 2009, we recorded a benefit for income taxes of approximately $562,000 and $1,302,000, respectively related to federal and California taxes.

Net loss

We recorded a net loss for the three months ended November 30, 2010 and 2009 of $1,499,530 and $2,746,620.

Comparison of the Six Months Ended November 30, 2010 and Six Months Ended November 30, 2009.

Consolidated:
	Six months ended
	November 30, 2010		November 30, 2009
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue:
License and service revenue	$166,830	100.0%	$163,451	100.0%
Cost of sales:
License and service revenue	28,415	17.0%	72,187	44.2%
Amortization of purchased intangibles	137,778	82.6%	413,376	-
Impairment of purchased intangibles	-	-	3,530,263	-
Total cost of sales	166,193	99.6%	4,015,826	-
Gross profit (loss)	$637	0.4%	$(3,852,375)	-

PDSG

Revenue consisting of software licenses and associated services relating to PDSG’s CDX product increased from approximately $163,000 for the six months ended November 30, 2009 to approximately $167,000 for the six months ended November 30, 2010.  Cost of sales includes the direct time of PDSG employees on each project. Included in cost of sales is approximately $138,000 and $413,000, respectively, of amortization expense on purchased intangible assets for the six months ended November 30, 2010 and 2009.

Consolidated:
	Six months ended
	November 30, 2010	November 30, 2009
Research and development	$388,029	$854,754

PDSG

Research and development costs consist of PDSG’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of PDSG’s software product.  The primary decreases in research and development costs for the six months ended November 30, 2010 as compared to November 30, 2009 were approximately $287,000 in outside contractor costs due to completion of CDX4 and approximately $187,000 in salaries and related costs due to management’s restructuring plan implemented in October of 2009.  For the six months ended November 30, 2010 and 2009, approximately $1,000 and $4,500, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

Consolidated:
	Six months ended
	November 30, 2010	November 30, 2009
Selling, general and administrative	$2,296,169	$3,938,825

Segment Results:
	Six months ended
	November 30, 2010	November 30, 2009
PDSG:
Selling, general and administrative	$637,123	$1,876,132
PTSC:
Selling, general and administrative	$1,659,046	$2,062,693

PDSG

Selling, general and administrative expenses decreased from approximately $1,876,000 for the six months ended November 30, 2009 to approximately $637,000 for the six months ended November 30, 2010, due to management’s restructuring plan to reduce expenses.  Decreases consisted primarily of approximately $813,000 in salaries and related expenses and approximately $109,000 in marketing expenses.  For the six months ended November 30, 2010 and 2009, approximately $9,000 and $26,000, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

PTSC

Selling, general and administrative expenses decreased from approximately $2,063,000 for the six months ended November 30, 2009 to approximately $1,659,000 for the six months ended November 30, 2010.  The decrease consisted primarily of approximately $523,000 in payroll and related expenses due to management’s plan of restructuring implemented in October 2009 and approximately $42,500 in accounting fees.  These decreases were offset by increases in legal expenses of approximately $232,000 related to our litigation with TPL and the Crossflo officers.  For the six months ended November 30, 2010 and 2009, approximately $56,000 and $125,000, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

Consolidated

Selling, general and administrative expenses decreased from approximately $3,939,000 for the six months ended November 30, 2009 to approximately $2,296,000 for the six months ended November 30, 2010 primarily due to management’s plan of restructuring implemented in October 2009.

Consolidated:
	Six months ended
	November 30, 2010	November 30, 2009
Impairment of goodwill	$642,981	$1,096,268

PDSG

Management’s plan of restructuring on October 5, 2009 and the continuing inability of PDSG to meet its business plan were indicators of potential impairment on our goodwill. Accordingly, at November 30, 2010 and 2009, management determined that goodwill was impaired by approximately $643,000 and $1,096,000, respectively.

Consolidated:
	Six months ended
	November 30, 2010	November 30, 2009
Operating loss	$(3,326,542)	$(9,742,222)

Segment Results:
	Six months ended
	November 30, 2010	November 30, 2009
PDSG:
Operating loss	$(1,667,496)	$(7,679,529)
PTSC:
Operating loss	$(1,659,046)	$(2,062,693)

PDSG

Operating loss decreased from approximately $7,680,000 for the six months ended November 30, 2009 to approximately $1,667,000 for the six months ended November 30, 2010 primarily due to impairments of goodwill and intangibles amounting to approximately $4,627,000 recognized during the six months ended November 30, 2009 and management’s plan of restructuring implemented in October 2009 which reduced salaries and related expenses.

PTSC

Operating loss decreased from approximately $2,063,000 for the six months ended November 30, 2009 to approximately $1,659,000 for the six months ended November 30, 2010 primarily due to management’s plan of restructuring implemented in October 2009 which reduced salaries and related expenses.

Consolidated:
	Six months ended
	November 30, 2010	November 30, 2009
Other income (expense):
Interest and other income	$19,090	$68,774
Interest expense	(20,810)	(40,269)
Impairment of investment in affiliated company	-	(1,113,625)
Gain on sale of Vigilys business line	60,000	-
Realized loss on sale of marketable securities	(648,740)	-
Equity in earnings (loss) of affiliated companies	(1,475,839)	3,472,360
Total other income (expense), net	$(2,066,299)	$2,387,240

Segment Results:
	Six months ended
	November 30, 2010	November 30, 2009
PDSG:
Interest and other income	$509	$9,336
Gain on sale of Vigilys business line	60,000	-
	$60,509	$9,336
PTSC:
Interest and other income	$18,581	$59,438
Interest expense	(20,810)	(40,269)
Impairment of investment in affiliated company	-	(1,113,625)
Realized loss on sale of marketable securities	(648,740)	-
Equity in earnings (loss) of affiliated companies	(1,475,839)	3,472,360
Total other income (expense), net	$(2,126,808)	$2,377,904

Consolidated

Our other income and expenses for the six months ended November 30, 2010 included equity in the loss of PDS consisting of net loss after expenses in the amount of approximately $1,476,000.  Our other income and expenses for the six months ended November 30, 2009 included equity in the earnings of PDS consisting of net income after expenses in the amount of approximately $3,472,000.  The reason for the decline in our earnings in PDS as compared to the prior period is due to the lack of licensing revenue generated by PDS.   Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. For the six months ended November 30, 2009, we recorded an impairment of our investment in Talis of approximately $680,000 and an impairment of our investment in Avot of approximately $433,000.  Interest and other income decreased from approximately $59,000 for the six months ended November 30, 2009 to approximately $19,000 for the six months ended November 30, 2010 due to declines in interest rates for our cash and cash equivalents.  During the six months ended November 30, 2010, we recorded a gain on the sale of the Vigilys business line of $60,000.  During the six months ended November 30, 2010, we realized a loss on our ARS of $648,740 according to terms of our confidential settlement agreement with Deutsche Bank.

Consolidated:
	Six months ended
	November 30, 2010	November 30, 2009
Loss before income taxes	$(5,392,841)	$(7,354,982)

Segment Results:
	Six months ended
	November 30, 2010	November 30, 2009
PDSG:
Loss before income taxes	$(1,606,987)	$(7,670,193)
PTSC:
Income (loss) before income taxes	$(3,785,854)	$315,211

PDSG

Loss before income taxes decreased from approximately $7,670,000 for the six months ended November 30, 2009 to approximately $1,607,000 for the six months ended November 30, 2010 primarily due to impairments of goodwill and intangibles amounting to approximately $4,627,000 recognized during the six months ended November 30, 2009 and management’s plan of restructuring implemented in October 2009 which reduced salaries and related expenses.

PTSC

For the six months ended November 30, 2009, we recorded approximately $315,000 in income before income taxes as compared to a loss before income taxes of approximately $3,786,000 for the six months ended November 30, 2010 primarily due to recording approximately $3,494,000 in equity in earnings of PDS during the six months ended November 30, 2009 as compared to a loss in earnings of PDS of approximately $1,476,000 during the six months ended November 30, 2010.

Benefit for income taxes

During the six months ended November 30, 2010 and 2009, we recorded a benefit for income taxes of approximately $1,893,000 and $2,623,000, respectively related to federal and California taxes.

Net loss

We recorded a net loss for the six months ended November 30, 2010 and 2009 of $3,499,930 and $4,731,700.

Liquidity and Capital Resources

Liquidity

Our cash and short-term investment balances increased from approximately $10,352,000 as of May 31, 2010 to approximately $10,422,000 as of November 30, 2010. We also have restricted cash balances amounting to approximately $21,000 as of May 31, 2010 and November 30, 2010. Total current assets decreased from approximately $13,417,000 as of May 31, 2010 to approximately $12,106,000 as of November 30, 2010. Total current liabilities amounted to approximately $942,000 and approximately $423,000 as of May 31, 2010 and November 30, 2010, respectively. The change in our current position as of November 30, 2010 as compared with May 31, 2010 results in part from collection of our $950,000 note receivable plus accrued interest.

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

While our current liquid cash resources as of November 30, 2010, are expected to provide the funds necessary to support our operations through at least the next twelve months, the cash flows from our interest in PDS represents our primary significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position as the revenues from our PDSG subsidiary are insufficient to cover the costs of their operations and the costs of Patriot Scientific Corporation as a whole.  While our cash position has been enhanced as a result of our September 2010 auction rate securities settlement with Deutsche Bank, it is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash position of $10,421,521 at November 30, 2010.

Cash Flows From Operating Activities

Cash used in operating activities was approximately $2,739,000 and $4,395,000 for the six months ended November 30, 2010 and 2009, respectively. The principal components of the current period amount were: loss in earnings of affiliated company of approximately $1,476,000, realized loss on sale of marketable securities of approximately $649,000 and work-in-process of approximately $137,000. These increases were offset by: net loss of approximately $3,500,000, changes in deferred income taxes of approximately $1,892,000, the impairment of goodwill of approximately $643,000 and changes in accounts payable and accrued expenses of approximately $428,000. The change in results over the prior period is mainly attributable to the current period loss in PDS as compared to the six months ended November 30, 2009 and our realized loss on sale of marketable securities.

Cash Flows From Investing Activities

Cash provided by investing activities was approximately $6,041,000 and $9,801,000 for the six months ended November 30, 2010 and 2009, respectively. We received no distributions from PDS for the six months ended November 30, 2010.  Cash provided by investing activities during the current period was mainly attributable to our collection of our $950,000 note receivable plus interest and proceeds from sales of marketable securities of approximately $4,913,000 which includes proceeds we received from Deutsche Bank in connection with our ARS settlement.

Cash Flows From Financing Activities

Cash used in financing activities for the six months ended November 30, 2010 and 2009 was approximately $3,221,000 and $40,000, respectively.  For the six months ended November 30, 2010, cash of approximately $97,000 was used to purchase common stock for treasury and we paid $3,122,000 on our note with Wedbush.
Capital Resources

While our current liquid cash resources as of November 30, 2010, are expected to provide the funds necessary to support our operations through at least the next twelve months, the cash flows from our interest in PDS represents our primary significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position as the revenues from our PDSG subsidiary are insufficient to cover the costs of their operations and the costs of Patriot Scientific Corporation as a whole.  While our cash position has been enhanced as a result of our September 2010 auction rate securities settlement with Deutsche Bank, it is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash position of $10,421,521 at November 30, 2010.

Contractual Obligations and Commitments

During the three months ended November 30, 2010 we estimate a future obligation of $90,000 for retention bonus payments to PDSG employees.

In November 2010, we sublet the PDSG office space formerly occupied by Vigilys employees.  The 14 month sublease calls for PDSG to receive rent payments of $3,240 per month beginning in January 2011 continuing through December 2011.

These changes to our contractual obligations and commitments at November 30, 2010 are reflected in the table below:

Contractual Cash Obligations	Total Amounts Committed	1-3 Years	3-6 Years

Operating leases – facilities	$157,130	$157,130	$-
Retention bonus payments	$90,000	$90,000	$-

Recent Accounting Pronouncements

During the three months ended November 30, 2010, there were no recent issuances of accounting pronouncements as compared to those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010, that are of significance, or have potential material significance to us.

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

Under our joint venture arrangement with TPL, TPL is responsible for the licensing and enforcement of our microprocessor patent portfolio.  In April 2010 we filed two actions against TPL (and with respect to one action, another defendant) alleging breach of a $1 million promissory note issued to us by TPL and other causes of action.  Because we are wholly dependent on TPL to secure licensing revenues with respect to our microprocessor patent portfolio, which revenues have represented substantially all of our income since June 2005, the commencement of these adversarial proceedings against TPL has had, and will likely continue to have, an adverse affect on our continued relationship with TPL and its ability to effectively negotiate licenses or enforce our rights with respect to our microprocessor patent portfolio, which in turn has adversely affected, and is likely to continue to adversely affect our revenues and financial condition.

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

Item 4. Controls and Procedures

Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of November 30, 2010, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of November 30, 2010, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

TPL Litigation

Our action against TPL in San Diego Superior Court for breach of a promissory note of $1 million and our actions against TPL and Alliacense LLC in Santa Clara Superior Court alleging claims for breach of contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and interference with contract, constructive fraud, for preliminary and permanent injunctions and for an accounting as described in Item 3 – “Legal Proceedings” in our Annual Report, are still ongoing, but there have been no material developments in such litigation since our Annual Report.

Item 1A. Risk Factors

Please see Part I, Item 2, above, for our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2006, our Board of Directors authorized a stock repurchase program.  We commenced the program in July 2006 and plan to repurchase outstanding shares of our common stock on the open market from time to time.  As part of the program, we purchased 395,893 shares of our common stock at an aggregate cost of $43,304 during the three months ended November 30, 2010.

Following is a summary of all repurchases by us of our common stock during the three month period ended November 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
September 1 – 30, 2010	189,503	$0.11	189,503
October 1 – 31, 2010	54,990	$0.11	54,990
November 1 – 30, 2010	151,400	$0.10	151,400
Total	395,893	$0.11	395,893

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

3.7	Bylaws of the Company, incorporated by reference to Exhibit 3.7 to our Current Report on Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)
3.7.1	Amendment to bylaws of the Company, incorporated by reference to Exhibit 3.7.1 to our Current Report on Form 8-K dated November 4, 2010 (Commission file No. 000-22182)
31.1*	Certification of Clifford L. Flowers, Interim CEO, pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Clifford L. Flowers, CFO, pursuant Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Clifford L. Flowers, CFO and Interim CEO, pursuant to Section 1350 of Chapter 63 Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: January 14, 2011	PATRIOT SCIENTIFIC CORPORATION

	By:	/s/ CLIFFORD L. FLOWERS
Clifford L. Flowers
Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)