Form 10-Q
period 2011-02-28
PATRIOT SCIENTIFIC CORP
filed 2011-04-11
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

Commission File Number 0-22182

PATRIOT SCIENTIFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1070278 (I.R.S. Employer Identification No.)

701 Palomar Airport Road, Suite 170, Carlsbad, California (Address of principal executive offices)	92011 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

On April 7, 2011, 407,792,782 shares of common stock, par value $0.00001 per share were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of February 28, 2011 (unaudited) and May 31, 2010	3
Condensed consolidated Statements of Operations for the three and nine months ended February 28, 2011 and February 28, 2010 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the nine months ended February 28, 2011 and February 28, 2010 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	6-28
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-44
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	45
ITEM 4. Controls and Procedures	45

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	46
ITEM 1A. Risk Factors	46
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
ITEM 3. Defaults Upon Senior Securities	47
ITEM 4. Removed and Reserved	47
ITEM 5. Other Information	47
ITEM 6. Exhibits	47-48

SIGNATURES	49

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Patriot Scientific Corporation
Condensed Consolidated Balance Sheets

	February 28, 2011	May 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10,262,192	$10,340,110
Restricted cash and cash equivalents	20,783	20,705
Current portion of marketable securities	1,225,050	12,105
Accounts receivable	124,532	149,504
Accounts receivable - affiliated company	4,583	7,010
Notes receivable, net	-	1,116,382
Work-in-process	-	136,637
Prepaid income taxes	904,200	930,272
Current portion of deferred tax assets	-	472,707
Prepaid expenses and other current assets	93,571	231,718
Total current assets	12,634,911	13,417,150

Marketable securities, net of current portion	-	5,133,835
Property and equipment, net	20,724	37,099
Goodwill	-	642,981
Other intangible assets, net	1,515,555	1,722,222
Deferred tax assets, net of current portion	-	5,911,732
Other assets	89,273	43,033
Investment in affiliated company	524,897	507,629
Total assets	$14,785,360	$27,415,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,699	$493,519
Accrued expenses and other	262,171	292,004
Deferred revenue	45,518	156,084
Total current liabilities	376,388	941,607

Other non-current liabilities	3,240	-
Long-term debt, including accrued interest, net of current portion	-	3,122,144
Total long-term liabilities	3,240	3,122,144
Total liabilities	379,628	4,063,751

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,167,618 shares issued and 407,792,782 shares outstanding at February 28, 2011 and 438,167,618 shares issued and 408,821,071 shares outstanding at May 31, 2010	4,381	4,381
Additional paid-in capital	77,310,374	77,241,227
Accumulated deficit	(48,710,607)	(39,561,669)
Common stock held in treasury, at cost – 30,374,836 shares and 29,346,547 shares at February 28, 2011 and May 31, 2010, respectively	(14,198,416)	(14,085,015)
Accumulated other comprehensive loss	-	(246,994)
Total stockholders’ equity	14,405,732	23,351,930
Total liabilities and stockholders’ equity	$14,785,360	$27,415,681

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010
Revenues:
License and service revenue	$109,857	$183,474	$276,687	$346,925

Cost of sales:
License and service revenue	17,376	19,915	45,791	92,102
Amortization of purchased intangibles	68,889	68,889	206,667	482,265
Impairment of purchased intangibles	-	-	-	3,530,263
Total cost of sales	86,265	88,804	252,458	4,104,630
Gross profit (loss)	23,592	94,670	24,229	(3,757,705)

Operating expenses:
Research and development	183,065	361,742	571,094	1,216,496
Selling, general and administrative	805,993	1,254,359	3,102,162	5,193,184
Impairment of goodwill	-	-	642,981	1,096,268
Total operating expenses	989,058	1,616,101	4,316,237	7,505,948
Operating loss	(965,466)	(1,521,431)	(4,292,008)	(11,263,653)

Other income (expense):
Interest and other income	86,069	50,396	105,158	119,170
Interest expense	-	(19,788)	(20,810)	(60,057)
Impairment of investment in affiliated companies	-	-	-	(1,113,625)
Gain on sale of Verras Medical, Inc. assets	-	182,397	-	182,397
Gain on sale of Vigilys business line	-	-	60,000	-
Recovery of (reserve for) loan loss	1,013,151	(1,013,151)	1,013,151	(1,013,151)
Realized gain (loss) on sale of marketable securities	47,860	-	(600,879)	-
Equity in earnings of affiliated companies, net	2,300,912	385,697	825,074	3,858,057
Total other income (expense), net	3,447,992	(414,449)	1,381,694	1,972,791

Income (loss) before income taxes	2,482,526	(1,935,880)	(2,910,314)	(9,290,862)

Provision (benefit) for income taxes	8,131,535	(997,609)	6,238,624	(3,620,891)

Net loss	$(5,649,009)	$(938,271)	$(9,148,938)	$(5,669,971)

Basic loss per common share	$(0.01)	$-	$(0.02)	$(0.01)

Diluted loss per common share	$(0.01)	$-	$(0.02)	$(0.01)

Weighted average number of common shares outstanding-basic	405,013,021	407,006,768	405,355,673	407,308,729

Weighted average number of common shares outstanding-diluted	405,013,021	407,006,768	405,355,673	407,308,729

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	February 28, 2011	February 28, 2010
Operating activities:
Net loss	$(9,148,938)	$(5,669,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	225,217	526,426
Share-based compensation relating to issuance of stock options	71,862	213,273
Impairment of intangibles	-	3,530,263
Impairment of goodwill	642,981	1,096,268
Accrued interest income added to investments and notes receivable	(11,841)	(31,050)
Equity in earnings of affiliated companies	(825,074)	(3,858,057)
Realized loss on sale of marketable securities	600,879	-
Gain on sale of Vigilys business line	(60,000)	-
Gain on sale of Verras Medical, Inc. assets	-	(182,397)
Impairment of investment in affiliated companies	-	1,113,625
Loss on sale of assets	1,719	965
Deferred income taxes	6,215,268	(3,615,844)
Reserve for (recovery of) loan loss	(1,013,151)	1,013,151
Changes in operating assets and liabilities:
Accounts receivable	24,972	(43,405)
Receivable from affiliated company	2,427	3,424
Work-in-process	136,637	27,279
Prepaid expenses and other current assets	151,907	221,657
Prepaid income taxes	26,072	(5,047)
Accounts payable and accrued expenses	(451,413)	(389,961)
Deferred revenue	(110,566)	119,206
Net cash used in operating activities	(3,521,042)	(5,930,195)

Investing activities:
Proceeds from sales of marketable securities	4,961,226	3,648,681
Purchases of marketable securities	(1,225,000)	-
Proceeds from sale of restricted investments	-	31,643
Purchases of property and equipment	(3,894)	(72,669)
Issuance of note receivable	-	(2,005,000)
Proceeds on sale of Verras Medical, Inc. assets	-	62,500
Repayment of note receivable	2,141,246	-
Investments in affiliated companies	-	(612,500)
Distributions from affiliated company	807,806	7,377,827
Net cash provided by investing activities	6,681,384	8,430,482

Financing activities:
Proceeds from exercise of common stock warrants and options	-	7,450
Repurchase of common stock for treasury	(113,401)	(165,564)
Tax effect of expiration/cancellation/exercise of stock options	(2,715)	-
Payment on note payable	(3,122,144)	-
Net cash used in financing activities	(3,238,260)	(158,114)

Net (decrease) increase in cash and cash equivalents	(77,918)	2,342,173
Cash and cash equivalents, beginning of period	10,340,110	6,206,868
Cash and cash equivalents, end of period	$10,262,192	$8,549,041

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$137,785	$-
Cash payments for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized recovery on investments in marketable securities charged to other comprehensive income adjusted for deferred tax benefit	$-	$236,235
Reversal of unrealized loss charged to other comprehensive income at May 31, 2010 adjusted for deferred tax benefit due to recognition of loss in current period	$(246,994)	$-

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented.  Operating results for the nine month period ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011.

Basis of Consolidation

The condensed consolidated balance sheet at February 28, 2011 includes our accounts and those of our wholly owned subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.  In August 2010, we sold the Vigilys business line.

The condensed consolidated balance sheet at May 31, 2010 includes our accounts and those of our wholly owned subsidiary PDSG which includes Crossflo, the business line of Vigilys and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated. In January 2010, we sold the assets of Verras Medical, Inc.

The condensed consolidated statement of operations for the three and nine months ended February 28, 2011 includes our accounts, and those of our wholly owned subsidiary PDSG which includes Crossflo, the business line of Vigilys (until August 2010) and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated statement of operations for the three and nine months ended February 28, 2010 includes our accounts and those of our wholly owned subsidiary PDSG which includes Crossflo, the assets of Verras Medical, Inc. (until January 2010), the business line Vigilys and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.

Investments in Marketable Securities

We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date.  Our investments in marketable securities have been classified and accounted for as available-for-sale based on management’s investment intentions relating to these securities.  Available-for-sale marketable securities are stated at fair market value.  Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income (loss).  We follow the authoritative guidance to assess whether our investments with unrealized loss positions are other than temporarily impaired.  Realized gains and losses and declines in fair value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations.  During the quarter ended November 30, 2010, we disposed of our remaining investments in auction rate securities which had an aggregate fair value of $5.2 million (see Note 3).

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

We have a 50% interest in Phoenix Digital Solutions, LLC (“PDS”) (see Note 7).  As of the date of this filing, PDS is a variable interest entity (“VIE”) of which we are not the primary beneficiary and therefore will not consolidate PDS’ financials with our own as we cannot direct the licensing activity of TPL on behalf of PDS. This investment is accounted for using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee which is presented in the condensed consolidated statements of operations in the caption “Equity in earnings of affiliated companies, net” and also is adjusted by contributions to and distributions from PDS.

We had a 39.4% interest in Talis (see Note 7).  Prior to the write-off of our investment in Talis during the quarter ended August 31, 2009, we were accounting for our investment using the equity method of accounting.  Under the equity method of accounting, the investment, originally recorded at cost, was adjusted to recognize our share of net earnings or losses of the investee and was presented in the consolidated statements of operations in the caption “Equity in earnings of affiliated companies.” In December 2009, Talis was dissolved.

We owned 37.1% of the preferred stock of Avot Media, Inc. (“Avot”) (see Note 7).  Prior to the write-off of our investment in Avot during the quarter ended November 30, 2009, we were accounting for our investment at cost since we did not have the ability to exercise significant influence over the operating and financial policies of Avot.  During March 2010, Avot sold substantially all of its assets and we collected our note receivable and accrued interest.

We own 100% of the preferred stock of Holocom (see Note 7). During the year ended May 31, 2010, we wrote off our investment in the preferred stock of Holocom of approximately $435,000.  Prior to impairment, this investment was accounted for at cost since we did not have the ability to exercise significant influence over the operating and financial policies of Holocom.

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

On June 1, 2010, we adopted new authoritative guidance on a prospective basis for revenue arrangements containing multiple deliverables.  This guidance requires us to allocate PDSG’s revenues to all deliverables based on their relative selling price using a specific hierarchy.  The hierarchy is as follows:  vendor-specific objective evidence (“VSOE”), third-party evidence of selling price (“TPE”) or best estimate of selling price (“BESP”).

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

As a result of our net loss for the three and nine months ended February 28, 2011 and 2010, we have excluded certain equity-based instruments from the diluted loss per share calculation as their inclusion would have had an anti-dilutive effect. Had we reported net income for this period, an additional 0 and 405,313 shares of common stock, respectively, would have been included in the number of shares used to calculate diluted earnings per share for the three months ended February 28, 2011 and 2010 and an additional 755,000 and 1,415,313 shares of common stock, respectively, would have been included in the number of shares used to calculate diluted earnings per share for the nine months ended February 28, 2011 and 2010. Options and warrants in the amount of approximately 5.3 million shares and 6.1 million shares of common stock were excluded from the computation of diluted shares for the three and nine months ended February 28, 2011 and 2010, respectively, as their inclusion would have had an anti-dilutive effect.

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

Share-Based Compensation

Share-based compensation expense recognized during the three and nine months ended February 28, 2011 and 2010 is based on the grant date fair value of the portion of share-based payment awards ultimately expected to vest during the year.  As share-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeiture rates are based on historical forfeiture experience and estimated future employee forfeitures.

2. Goodwill and Other Intangible Assets

Goodwill originating from acquisitions is not amortized and is tested for impairment on an annual basis and between annual tests based on certain circumstances.  As of November 30, 2010, all goodwill has been impaired.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Goodwill and Other Intangible Assets (continued)

The following table presents details of our other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations and asset purchases:

	Estimated				Net Carrying Value
	Life in	Allocated	Accumulated		February 28,
	Years	Value	Amortization	Impairment	2011

Technologies and processes	6.75	$1,860,000	$(344,445)	$-	$1,515,555

	Estimated				Net Carrying Value
	Life in	Allocated	Accumulated		May 31,
	Years	Value	Amortization	Impairment	2010

Customer contracts –open orders	0.75	$63,600	$(63,600)	$-	$-
Customer relationships	5.00	65,000	(11,064)	(53,936)	-
Maintenance agreements	4.00	75,400	(23,565)	(51,835)	-
Trademarks/names	10.00	124,500	(11,972)	(112,528)	-
Technologies and processes	5.00–8.00	6,136,900	(1,102,714)	(3,311,964)	1,722,222
		$6,465,400	$(1,212,915)	$(3,530,263)	$1,722,222

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

The amortization expense related to intangible assets was as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	February 28, 2011	February 28, 2011	February 28, 2010	February 28, 2010
Amortization of intangible assets included in:
Cost of sales	$68,889	$206,667	$68,889	$482,265
Selling, general and administrative expense	-	-	-	-
Total	$68,889	$206,667	$68,889	$482,265

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Goodwill and Other Intangible Assets (continued)

At February 28, 2011, the estimated future amortization expense of intangible assets is estimated to be as follows:

Year
2011 (remaining three months)	$68,889
2012	275,556
2013	275,556
2014	275,556
2015	275,556
Thereafter	344,442
Total expected future amortization	$1,515,555

Changes in the net carrying amount of goodwill are as follows:

Balance, June 1, 2009	$1,739,249
Impairment of Verras goodwill	(196,512)
Impairment of Vigilys goodwill	(110,004)
Impairment of Crossflo goodwill	(789,752)
Balance May 31, 2010	642,981
Impairment of Crossflo goodwill	(642,981)
Balance February 28, 2011	$-

The inability of PDSG to meet its business plan and the general economic environment were indicators of potential impairment on our goodwill at May 31, 2010; accordingly, it was determined that goodwill was impaired by approximately $1,096,000.  We recorded this as an impairment of goodwill on our consolidated statement of operations for the fiscal year ended May 31, 2010.

During the quarter ended November 30, 2010, we wrote off the remaining goodwill associated with our acquisition of Crossflo due to the inability of PDSG to meet its business plan.  We recorded this as an impairment of goodwill on our consolidated statement of operations for the nine months ended February 28, 2011.

3. Cash and Investments

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash and cash equivalents at February 28, 2011 and May 31, 2010 consist of a savings account required to be held as collateral for our corporate credit card.

At February 28, 2011, our current portion of marketable securities in the amount of $1,225,050 consists of the par value plus accrued interest of time deposits we purchased during February 2011 and at May 31, 2010, our current portion of marketable securities in the amount of $12,105 consists of accrued interest receivable on our auction rate securities which was receivable semi-annually according to the terms specified in each auction rate security instrument.  These values are reported at cost, which approximate fair market value.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Cash and Investments (continued)

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

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at February 28, 2011 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	February 28,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash:
Cash	$307,931	$307,931	$-	$-
Restricted cash	20,783	20,783	-	-
Cash equivalents:
Money market funds	9,954,261	9,954,261	-	-
Marketable securities:
Certificates of deposit	1,225,050	1,225,050	-	-
Total	$11,508,025	$11,508,025	$-	$-

		Fair Value Measurements at May 31, 2010 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash:
Cash	$244,870	$244,870	$-	$-
Restricted cash	20,705	20,705	-	-
Cash equivalents:
Money market funds	10,095,240	10,095,240	-	-
Marketable securities:
Auction rate securities	5,133,835	-	-	5,133,835
Total	$15,494,650	$10,360,815	$-	$5,133,835

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Cash and Investments (continued)

The following table summarizes the activity for the period by investment type for the nine months ended February 28, 2011 and 2010:

	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Time Deposits	Auction Rate Securities
Beginning balance June 1, 2010	$-	$5,133,835
Purchases and interest	1,225,050	-
Total realized/unrealized recovery (losses):
Realized loss included in earnings	-	(648,740)
Reversal of unrealized losses included in other comprehensive income (loss)	-	416,165
Settlements	-	(350,000)
Settlements	-	(4,551,260)
Ending balance February 28, 2011	$1,225,050	$-

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Description	Auction Rate Securities
Beginning balance, June 1, 2009	$11,650,000
Transfers in to Level 3	—
Total realized/unrealized losses:	—
Included in earnings	—
Included in comprehensive income (loss)	(658,969)
Settlements	(3,600,000)
Ending balance, February 28, 2010	$7,391,031

Total recovery of previously unrealized losses for the nine months ended February 28, 2010 included in other comprehensive loss attributable to the change in fair market value relating to assets still held at the reporting date	$392,642

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Cash and Investments (continued)

During February 2011 we purchased certificates of deposit with varying maturity dates greater than three months.  The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of February 28, 2011:

	February 28, 2011
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in one year or less	$1,225,050	$-	$1,225,050

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Cash and Investments (continued)

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

During June 2008, we obtained a credit facility for as long as needed, which provided for financing up to 50% of the par value balance of our outstanding auction rate securities on that date. The facility was collateralized by the full value of the outstanding auction rate securities, required no origination fee, and bore interest at the federal funds rate plus 3% (see Note 9).  On September 20, 2010, we paid $2,642,954, which consisted of the balance on the credit facility at August 31, 2010 plus interest through September 20, 2010.  The credit facility was terminated in connection with the settlement agreement with Deutsche Bank.

4. Accounts Receivable

Trade accounts receivable at February 28, 2011 and May 31, 2010 is $124,532 and $149,504, respectively, which relates entirely to PDSG. No allowance for doubtful accounts has been recorded at February 28, 2011 or May 31, 2010.

At February 28, 2011 and May 31, 2010, accounts receivable from our investee PDS was $4,583 and $7,010, respectively.  These balances represent reimbursements we submit to PDS for our legal and related costs incurred in various legal matters of which we are listed as co-defendant with Technology Properties Limited (“TPL”).

5. Notes Receivable

Technology Properties Limited, LLC

On December 24, 2009, we entered into a secured note receivable with TPL for $950,000, intended to cover its operating costs including the furtherance of Moore Microprocessor Patent (“MMP”) portfolio licensing, which was due and payable on or before July 12, 2010.  Terms of the note required interest payable at the rate of 10%.  The note was secured by TPL’s portion of its license receivable distribution accounted for as license fees receivable on the May 31, 2010 balance sheet of PDS (see Note 7).  At May 31, 2010 the balance of the note receivable was $991,382, including accrued interest receivable of $41,382.  The note named both TPL and PDS individually; both jointly and severally liable to pay us.  Accordingly, on July 15, 2010, PDS paid us $1,003,095 which included the principal balance of the note plus interest of $53,095 through July 15, 2010.

On January 12, 2010, we entered into an unsecured note receivable with TPL for $1,000,000, intended to cover its operating costs including the furtherance of MMP portfolio licensing, which was due and payable on or before February 28, 2010.  Terms of the note required interest payable at the rate of 10%.  TPL defaulted on the note on February 28, 2010.  During the third quarter of fiscal 2010, the $1,013,151 balance of the note receivable including accrued interest through February 28, 2010, was fully reserved for.  On January 19, 2011, we and TPL reached a settlement regarding the San Diego Superior Court action (see Note 11) and we received $1,098,903 in January 2011 consisting of the principal balance of the note plus accrued interest through January 2011.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Notes Receivable (continued)

Index for Clinical Excellence, Ltd.

On January 25, 2010, the assets of Verras were sold for $250,000.  At closing we received $62,500 and a non-interest bearing promissory note for $187,500 from Index for Clinical Excellence, Ltd.  Terms of the note require payment on each of the three, six and nine month anniversaries of the closing date.  Due to the nominal amount of the note and its short term duration interest income was not separately accounted for.  During April 2010, July 2010 and October 2010 we received the three, six and nine month anniversary payments consisting of $62,500 each on the note.  At May 31, 2010 the balance of the note was $125,000 and the balance was paid in full as of February 28, 2011.

6. Work-In-Process

At February 28, 2011, cumulative billings on PDSG’s contracts in process totaled $395,900 and cumulative revenue recognized on these contracts totaled $321,471.  The difference in these amounts represents billings in excess of work-in-process and is shown at net of $74,429 due to their immateriality.  We have recorded this amount as a component of accrued expenses and other on our condensed consolidated balance sheet at February 28, 2011.

At May 31, 2010, work-in-process consisting of recognized revenue on PDSG’s current contracts was $264,637 and invoices to customers were $128,000.  These amounts are shown as work-in-process on our condensed consolidated balance sheet at May 31, 2010 at net of $136,637 due to their immateriality.

7. Investments in Affiliated Companies

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

We and TPL each own 50% of the membership interests of PDS, and each of us has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, we and TPL agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. Neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement. PDS has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by TPL on behalf of PDS. During the nine months ended February 28, 2011 and 2010, PDS expensed $2,000,000 and $1,500,000, respectively, pursuant to this commitment (see Note 11).  This expense is recorded in the accompanying statements of operations presented below.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

PDS reimburses TPL for payment of all legal and third-party expert fees and other related third-party costs and other expenses.  During the nine months ended February 28, 2011 and 2010, PDS expensed $4,780,936 and $3,590,714, respectively, pursuant to the agreement.  These expenses are recorded in the accompanying statements of operations presented below.

On August 17, 2009, the management committee of PDS resolved to pay TPL $500,000 per quarter beginning on June 1, 2009 and continuing through May 31, 2010 relating to TPL’s special work and effort regarding the MMP litigation and U.S. Patent Office re-examinations.  In the event that PDS had insufficient funds to make such payments, we were required to advance half of the quarterly amount to PDS.  Our advances to PDS were to be without interest and were to be repaid to us no later than May 31, 2010.  During the fiscal year ended May 31, 2010, TPL received $1,500,000 from PDS pursuant to this agreement which is included in the fiscal 2010 legal and third-party expenses of PDS above.  We did not advance any funds to PDS under this resolution.  On May 31, 2010, the resolution terminated. On January 19, 2011, in accordance with our settlement agreement with TPL, PDS agreed to pay TPL an additional $750,000 pursuant to this agreement representing reimbursement of special litigation support costs incurred by TPL.

During April 2010, we filed two separate actions against TPL in the Superior Courts of San Diego and Santa Clara counties.  We and TPL had been in negotiations to restructure our relationship.  On January 19, 2011, we settled the San Diego Superior Court action (see Note 11).

On July 15, 2010, we received payment from PDS of $1,003,095 consisting of principal and interest through July 15, 2010 on our $950,000 secured note with TPL for which PDS was jointly and severally liable.  This amount has been recorded as a note receivable from TPL on PDS’ balance sheet on July 15, 2010.  Due to TPL’s inability to pay the note, it was fully reserved for at July 15, 2010 and the allowance was recorded as “Reserve for loan loss and uncollectable receivable” on PDS’ statement of operations for the six months ended November 30, 2010.  On January 19, 2011, pursuant to our settlement agreement with TPL, $1,048,903 consisting of principal and interest through January 2011 was offset against the March 1, 2010 and June 1, 2010 $500,000 quarterly expense amounts payable to TPL in accordance with the LLC Agreement for supporting efforts to secure licensing agreements  and a portion of the fiscal 2010 special litigation support payments owed to TPL by PDS.  PDS has paid TPL in cash for the September 1, 2010 and subsequent quarters’ expense amounts pursuant to the LLC Agreement for supporting efforts to secure licensing agreements.

During June 2010, PDS advanced Alliacense $410,000 to fund payroll and rent obligations.  Due to non-payment by Alliacense, this amount was fully reserved for at August 31, 2010 and the allowance was recorded as “Reserve for loan loss and uncollectable receivable” on PDS’ statement of operations for the six months ended November 30, 2010. On January 19, 2011, pursuant to our settlement agreement with TPL, the $410,000 was offset against the fiscal 2010 special litigation support payments owed to TPL by PDS.

On January 19, 2011, pursuant to our settlement agreement with TPL, PDS agreed to pay TPL $67,000 per month from September 1, 2010 to April 30, 2011 relating to TPL’s special work and effort regarding internal costs related to litigation support and patent re-examinations.

We are accounting for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’ net income during the nine months ended February 28, 2011 and 2010 of $825,074 and $3,858,057, respectively, as an increase in our investment.  Cash distributions received from PDS during the nine months ended February 28, 2011 and 2010 of $807,806 and $7,377,827, respectively were recorded as reductions in our investment.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

Our investment in PDS is $524,897 at February 28, 2011 and has been recorded as “Investment in Affiliated Company”.  We have recorded our share of PDS’ net income for the nine months ended February 28, 2011 as “Equity in earnings of affiliated companies, net” in the accompanying condensed consolidated statements of operations.

During the three months ended February 28, 2011 and 2010, TPL entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $7,441,000 and $1,875,000, respectively.

During the nine months ended February 28, 2011 and 2010, TPL entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $8,850,000 and $12,898,655, respectively

At February 28, 2011, PDS had accounts payable balances of approximately $1,666,000 and $4,600 to TPL and PTSC, respectively.  At May 31, 2010, PDS had accounts payable balances of approximately $1,724,000 and $7,000 to TPL and PTSC, respectively.

Variable Interest Entity Disclosures

At April 7, 2011, PDS’ cash and cash equivalents balance was $1,392,328.  Management has concluded that PDS’ equity investment at risk is insufficient to finance its activities as the volume of license revenue has not supported litigation costs independent of additional working capital funding.

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

Our variable interest in PDS consists of 50% of PDS’ Members Equity or $524,897 at February 28, 2011.  We are unable to quantify our maximum exposure to loss associated with this VIE as we may incur future capital funding requirements.

PDS’ balance sheets at February 28, 2011 and May 31, 2010 and statements of income for the three and nine months ended February 28, 2011 and 2010 are as follows:

Balance Sheets

ASSETS:

	February 28, 2011	May 31, 2010
Cash and cash equivalents	$2,636,165	$779,932
Prepaid expenses	100,000	25,000
Licenses receivable	-	2,000,000
Total assets	$2,736,165	$2,804,932

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Affiliated Companies (continued)

LIABILITIES AND MEMBERS’ EQUITY:

	February 28, 2011	May 31, 2010
Related party payables and accrued expenses	$1,673,781	$1,777,884
LLC tax payable	12,590	11,790
Members’ equity	1,049,794	1,015,258
Total liabilities and members’ equity	$2,736,165	$2,804,932

Statements of Income

	Three Months Ended		Nine Months Ended
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010

Revenues	$7,441,000	$1,875,000	$8,850,000	$12,898,655
Operating expenses	4,298,078	1,103,621	7,245,943	5,139,522
Operating income	3,142,922	771,379	1,604,057	7,759,133
Recovery of loan loss and uncollectable receivable	1,413,095	-	-	-
Interest income	45,808	15	46,090	395
Net income	$4,601,825	$771,394	$1,650,147	$7,759,528

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

We were accounting for our investment in Talis under the equity method of accounting.  We had recorded our share of Talis’ net loss of $21,706 during the two months ended July 31, 2009 as “Equity in earnings of affiliated companies, net” in the accompanying condensed consolidated statement of operations for the two months ended July 31, 2009.  The carrying value of our investment in Talis after impairment was zero at August 31, 2009.  During the third quarter of fiscal 2010, Talis was dissolved.

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

During the quarter ended November 30, 2009, we wrote off $433,333 which represented the remaining fair value of our preferred stock investment in Avot.  We have presented the $433,333 as an impairment of investment in affiliated companies on our consolidated statement of operations for the fiscal year ended May 31, 2010.

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

8. Income Taxes

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

During the quarter ended February 28, 2011, we determined that is was not more likely than not that all of our deferred tax assets will be realized in the future due to our continuing pre-tax and taxable losses.  As a result of this determination we have placed a full valuation allowance against our deferred tax assets as of February 28, 2011 and increased our tax provision by approximately $8,107,000.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

9. Note Payable

On October 14, 2008, we borrowed $3,000,000 on our credit facility with Wedbush.  The facility was collateralized by the full value of the outstanding auction rate securities, required no origination fee and bore interest at the federal funds rate plus 3%.  The amount we could borrow on the facility was limited by the Financial Industry Regulatory Authority (“FINRA”).  At May 31, 2010, the balance on the facility of $3,122,144 included accrued interest of $122,144 at an approximate average monthly rate of 2.6%.  During June 2010, we paid $500,000 on the credit facility.  On September 20, 2010, we paid $2,642,954, the balance on the credit facility at August 31, 2010 plus interest through September 20, 2010.  The credit facility was terminated in connection with the settlement with Deutsche Bank (see Note 3).

10. Stockholders’ Equity

Comprehensive Loss

Comprehensive loss includes unrealized losses on certain investments classified as available-for-sale, net of tax, which are excluded from our condensed consolidated statements of operations. Due to the subsequent settlement of our ARS, we reversed the unrealized loss of $246,994 (adjusted for deferred tax benefit) as of August 31, 2010.  Comprehensive loss for the three and nine months ended February 28, 2010 was as follows:

	Three Months Ended	Nine Months Ended
	February 28, 2010	February 28, 2010

Net loss	$(938,271)	$(5,669,971)
Unrealized holding gain (loss) on investments, net of taxes	(1,713)	236,235
Total comprehensive loss	$(939,984)	$(5,433,736)

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market.  As part of the program we purchased 1,028,289 and 1,057,378 shares of our common stock at an aggregate cost of $113,401 and $165,564 during the nine months ended February 28, 2011 and 2010, respectively.

Equity Transactions

The following table summarizes equity transactions during the nine months ended February 28, 2011:

	Common Stock		Additional	Accumulated
	Shares	Amounts	Paid-in Capital	Deficit	Treasury Stock

Balance June 1, 2010	408,821,071	$4,381	$77,241,227	$(39,561,669)	$(14,085,015)
Share-based compensation	-	-	71,862	-	-
Tax effect of stock option expirations/cancellations	-	-	(2,715)	-	-
Repurchase of common stock for treasury	(1,028,289)	-	-	-	(113,401)
Net loss	-	-	-	(9,148,938)	-
Balance February 28, 2011	407,792,782	$4,381	$77,310,374	$(48,710,607)	$(14,198,416)

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

Stock Options and Warrant Activity

As of February 28, 2011, we had 275,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.47 to $0.86 per share expiring through 2012; and 4,899,502 options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.09 to $0.70 per share expiring through 2015.  Some of the options outstanding under the 2006 Stock Option Plan are not presently exercisable and are subject to meeting certain vesting criteria.

During the nine months ended February 28, 2011, we recorded $71,862 of share-based compensation expense related to vesting of stock options, including $15,483 related to PDSG.  During the nine months ended February 28, 2010, we recorded $213,273 of non-cash compensation expense related to vesting of stock options and warrants, including $63,085 related to PDSG.

As of February 28, 2011, we had warrants outstanding to purchase 100,000 common shares at an exercise price of $1.00 per share, expiring in March of 2011.  No warrants were issued or exercised during the nine months ended February 28, 2011.  During the quarter ended February 28, 2011, 225,000 warrants at exercise prices ranging from $0.15 to $0.50 per share expired.

Share-based Compensation

Summary of Assumptions and Activity

The fair value of share-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three and nine months ended February 28, 2011 is based on the historical volatilities of our common stock.  These factors could change in the future, affecting the determination of share-based compensation expense in future periods.

	Three Months Ended February 28, 2011 (Unaudited)	Nine Months Ended February 28, 2011 (Unaudited)		Three Months Ended February 28, 2010 (Unaudited)		Nine Months Ended February 28, 2010 (Unaudited)

Expected term	*	5	years	5	years	5	years
Expected volatility	*	106%		116%		116-117%
Risk-free interest rate	*	2.17%		2.14%		2.14–2.55%

* No stock options were granted during the three month period ended February 28, 2011.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

A summary of option activity as of February 28, 2011 and changes during the nine months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2010	5,637,917	$0.42
Options granted	650,000	$0.10
Options exercised	-	$-
Options forfeited	(1,113,415)	$0.16

Options outstanding at February 28, 2011	5,174,502	$0.44	1.50	$25,250

Options vested and expected to vest at February 28, 2011	5,048,307	$0.44	1.47	$25,250

Options exercisable at February 28, 2011	4,922,111	$0.45	1.43	$21,250

The weighted average grant date fair value of options granted during the nine months ended February 28, 2011 and 2010 was $0.08 and $0.15 per option, respectively.  There were no options exercised during the  nine months ended February 28, 2011.  The total intrinsic value of options exercised during the nine months ended February 28, 2010 was $9,550.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.13 per share on February 28, 2011) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.13) on February 28, 2011.

As of February 28, 2011, there was $18,546 of total unrecognized compensation cost, net of forfeitures, related to employee stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next 27 months.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

The following table summarizes employee and director share-based compensation expense for Patriot and employee share-based compensation for PDSG for the three and nine months ended February 28, 2011 and 2010, which was recorded as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	February 28, 2011	February 28, 2011	February28, 2010	February 28, 2010
Research and development - PDSG	$483	$1,552	$14,061	$18,609
Selling, general and administrative expense - PDSG	4,521	13,931	18,800	44,476
Selling, general and administrative expense - Patriot	872	56,379	31,628	156,263
Total	$5,876	$71,862	$64,489	$219,348

During the three and nine months ended February 28, 2010, we expensed $858 and $4,325, respectively, relating to warrants issued during the period.  We incurred no such expense during the three and nine months ended February 28, 2011.

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

The Acer case seeks declaratory relief that its products do not infringe enforceable claims of the '336, ‘749, '148 patents and US 5,530,890 (the “890 patent”). The HTC case similarly seeks declaratory relief that its products do not infringe enforceable claims of those patents.  We allege counterclaims for patent infringement of the '336, '749, '148 and '890 patents against Acer and HTC.  On June 16, 2009, District Court Judge Jeremy Fogel stayed the HTC and Acer actions until September 18, 2009.  The stay has been lifted and the cases are in the discovery and claims construction phase.  A claims construction hearing is scheduled for May 10, 2011.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

On December 1, 2008, we, TPL and Alliacense, Ltd. were named as defendants in a lawsuit filed in the United States District Court for the Northern District of California by Barco, N.V.  The Barco case seeks declaratory relief that its products do not infringe enforceable claims of the '749 and '890 patents.  We allege counterclaims for patent infringement of our '749, '890 and '336 patents.  On June 22, 2009, Judge Fogel also stayed the Barco case until September 18, 2009.  That stay has been lifted and the case is deemed related to the Acer and HTC cases.  The case is now in the discovery and claims construction phase.  A claims construction hearing is scheduled for May 10, 2011.  Barco moved for Summary Judgment with respect to allegations that it has infringed on the '336 patent on grounds independent of claims construction.  That Motion was denied on February 25, 2011.

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

On August 31, 2009, we initiated an arbitration proceeding before the American Arbitration Association against the three Crossflo principal officers who were signatories to the Merger Agreement alleging they provided false representations and warranties in the Merger Agreement and alleging nondisclosure of information about Crossflo during the due diligence process leading up to the merger.  Those three principal officers deny our claims and have filed counterclaims.  The arbitration is scheduled to begin July 6, 2011.  The parties have had one mediation session that is expected to resume in Spring 2011.

TPL Litigation

On April 12, 2010, we filed an action against TPL in San Diego Superior Court for breach of a promissory note of $1 million issued to us by TPL on January 12, 2010 and which became due and payable on February 28, 2010.  TPL had filed an answer and various defenses denying the claim.  On January 19, 2011, we settled the San Diego Superior Court action with TPL (see Notes 5 and 7).

On April 22, 2010, we filed a second action against TPL and Alliacense LLC in Santa Clara Superior Court alleging claims for breach of contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and interference with contract, constructive fraud, for preliminary and permanent injunctions and for an accounting.  The Action stemmed from TPL's notification of a license written in April 2010 which included a license of the MMP patents and other patent to use portfolios and technologies co-owned and potentially owned by TPL in the future.  We objected to the amount of license consideration allocated to the MMP patent license as too low relative to the other license components.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

TPL stipulated on August 3, 2010 that the TRO already in place would become a Preliminary Injunction.  On August 12, 2010, the Court considered defendants’ request to seal the file indefinitely and to compel private arbitration of the dispute and denied both Motions.  On September 30, 2010, the Court agreed to redaction of the court file at TPL’s request for commercially sensitive data such as dollar amounts of licenses, percentage allocation to MMP licenses and other such confidential data.  TPL has appealed the denial of its Motion to Compel Arbitration which appeal stays the Superior Court proceeding.  The appeal is not likely to be heard for another six months.  If the Appeal is unsuccessful then the Superior Court action will be activated.  If it is successful, some or all of the case would proceed to arbitration.

We are currently in discussions with TPL regarding resolving the Santa Clara action.  The discussions are ongoing.

401(k) Plan

Patriot and PDSG have retirement plans that comply with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plans. Prior to January 1, 2011 Patriot matched 50% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation.  On January 1, 2011 Patriot implemented a Safe Harbor 401(k) retirement plan which requires Patriot to match 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Patriot’s participants vest 33% per year over a three year period in their matching contributions. Patriot’s matching contributions during the nine months ended February 28, 2011 and 2010 were $7,761 and $14,602, respectively.  PDSG does not match participant voluntary contributions.

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

This reportable segment is a strategic business unit that is managed separately because it requires different technology and marketing strategies.

The “all other” category includes the results for Patriot Scientific Corporation.

Operating segment net revenue, operating loss and loss before taxes for the three and nine months ended February 28, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010
Net revenues:
PDSG	$109,857	$183,474	$276,687	$346,925
All other	-	-	-	-
Total net revenues	$109,857	$183,474	$276,687	$346,925

Operating loss:
PDSG	$(426,560)	$(746,431)	$(2,094,055)	$(8,425,959)
All other	(538,906)	(775,000)	(2,197,953)	(2,837,694)
Total operating loss	$(965,466)	$(1,521,431)	$(4,292,008)	$(11,263,653)

Income (loss) before taxes:
PDSG	$(426,508)	$(564,033)	$(2,033,494)	$(8,234,226)
All other	2,909,034	(1,371,847)	(876,820)	(1,056,636)
Total income (loss) before taxes	$2,482,526	$(1,935,880)	$(2,910,314)	$(9,290,862)

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Segment Information (continued)

Operating segment total assets at February 28, 2011 and May 31, 2010 were as follows:

	February 28, 2011	May 31, 2010
Total assets:
PDSG	$1,936,815	$7,227,033
All other	12,848,545	20,188,648
Total assets	$14,785,360	$27,415,681

All PDSG sales were to unaffiliated customers within the United States, with the exception of a hosting arrangement with a customer in Japan.

Accounts receivable concentration information for PDSG as of February 28, 2011 and May 31, 2010 and sales concentration information for the nine months ended February 28, 2011 and 2010 were as follows:

	Nine months ended February 28, 2011		February 28, 2011	Nine months ended February 28, 2010		May 31, 2010
	Sales	% of sales	% of A/R	Sales	% of sales	% of A/R
Customer A	$99,333	36%	-----	$128,231	37%	22%
Customer B	$50,193	18%	81%	-----	-----	-----
Customer C	$47,947	17%	19%	-----	-----	-----
Customer D	$27,702	10%	-----	$13,671	4%	-----
Customer E	$17,892	6%	-----	$100,254	29%	72%

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

During fiscal 2010 and through the date of this filing we and TPL each contributed $580,000 to fund the working capital of PDS.  We expect the contributions to continue in the future due to the working capital demands of PDS.  Additionally, we have loaned TPL an aggregate of $1,950,000, evidenced by a secured note in the principal amount of $950,000 and an unsecured note in the principal amount of $1,000,000 intended to cover its operating costs including the furtherance of licensing our MMP Portfolio of microprocessor patents.  At February 28, 2010, we reserved $1,013,151 against the unsecured $1,000,000 note receivable which includes accrued interest.  In April 2010, we filed suit against TPL for breach of contract regarding the $1,000,000 note non-payment.  On July 15, 2010, we received $1,003,095 consisting of principal and accrued interest through July 15, 2010 on the $950,000 secured note.  In January 2011, we settled the breach of contract action with respect to the $1,000,000 note and we received $1,098,903 consisting of principal and accrued interest on the unsecured note.

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

We are currently in litigation with TPL arising from the April 2010 action filed for breach of the Commercialization Agreement.  See Part II, Item 1. “Legal Proceedings” as well as Part II, Item 1A. “Risk Factors” in this Quarterly Report for more information.

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

During the quarter ended February 28, 2011, we determined that is was not more likely than not that all of our deferred tax assets will be realized in the future due to our continuing pre-tax and taxable losses.  As a result of this determination we have placed a full valuation allowance against our deferred tax assets as of February 28, 2011 and increased our tax provision by approximately $8,107,000.

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

5.    Investments in Affiliated Companies

We have a 50% interest in Phoenix Digital Solutions, LLC (“PDS”). We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the condensed consolidated statements of operations in the caption “Equity in earnings of affiliated companies.” and also is adjusted by contributions to and distributions from PDS.

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

Results of Operations

Comparison of the Three Months Ended February 28, 2011 and Three Months Ended February 28, 2010.

Consolidated:
	Three months ended
	February 28, 2011		February 28, 2010
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue:
License and service revenue	$109,857	100.0%	$183,474	100.0%
Cost of sales:
License and service revenue	17,376	15.8%	19,915	10.9%
Amortization of purchased intangibles	68,889	62.7%	68,889	37.5%
Total cost of sales	86,265	78.5%	88,804	48.4%
Gross profit	$23,592	21.5%	$94,670	51.6%

PDSG

Revenue consisting of software licenses and associated services relating to PDSG’s CDX product decreased from approximately $183,000 for the three months ended February 28, 2010 to approximately $110,000 for the three months ended February 28, 2011.  The decrease of approximately $73,000 was primarily due to the fact that revenue agreements are one time contracts that vary in size and scope depending upon the requirements of the customer.  Cost of sales includes the direct time of PDSG employees on each project. Included in cost of sales is approximately $68,900 of amortization expense on purchased intangible assets for each of  the three month periods ended February 28, 2011 and 2010.

Consolidated:
	Three months ended
	February 28, 2011	February 28, 2010
Research and development	$183,065	$361,742

PDSG

Research and development costs consist of PDSG’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of PDSG’s software product.  The primary decreases in research and development costs for the three months ended February 28, 2011 as compared to February 28, 2010 were approximately $66,000 in outside contractor costs due to completion of CDX4 and approximately $97,000 in salaries and related costs due to management’s restructuring plan implemented in October of 2009.  For the three months ended February 28, 2011 and 2010, approximately $500 and $14,100, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

Consolidated:
	Three months ended
	February 28, 2011	February 28, 2010
Selling, general and administrative	$805,993	$1,254,359

Segment Results:
	Three months ended
	February 28, 2011	February 28, 2010
PDSG:
Selling, general and administrative	$267,087	$479,359
PTSC:
Selling, general and administrative	$538,906	$775,000

PDSG

Selling, general and administrative expenses decreased from approximately $479,000 for the three months ended February 28, 2010 to approximately $267,000 for the three months ended February 28, 2011, due to management’s restructuring plan to reduce expenses.  Decreases consisted primarily of approximately $149,000 in salaries and related expenses and approximately $14,000 in rent expenses.  For the three months ended February 28, 2011 and 2010, approximately $4,500 and $19,000, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

PTSC

Selling, general and administrative expenses decreased from approximately $775,000 for the three months ended February 28, 2010 to approximately $539,000 for the three months ended February 28, 2011.  The decrease consisted primarily of approximately $83,000 in consulting fees due to the termination of the services of Attain in the current quarter, approximately $47,000 in public and investor relations expenses, and approximately $52,000 in legal and accounting fees.  For the three months ended February 28, 2011 and 2010, approximately $900 and $33,000, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

Consolidated

Selling, general and administrative expenses decreased from approximately $1,254,000 for the three months ended February 28, 2010 to approximately $806,000 for the three months ended February 28, 2011 primarily due to continued cost reductions implemented by management.

Consolidated:
	Three months ended
	February 28, 2011	February 28, 2010
Operating loss	$(965,466)	$(1,521,431)

Segment Results:
	Three months ended
	February 28, 2011	February 28, 2010
PDSG:
Operating loss	$(426,560)	$(746,431)
PTSC:
Operating loss	$(538,906)	$(775,000)

PDSG

Operating loss decreased from approximately $746,000 for the three months ended February 28, 2010 to approximately $427,000 for the three months ended February 28, 2011 primarily due to decreases in operating expenses as management continues to implement cost reductions.

PTSC

Operating loss decreased from approximately $775,000 for the three months ended February 28, 2010 to approximately $539,000 for the three months ended February 28, 2011 due to decreases in operating expenses as management continues to implement cost reductions.

Consolidated:
	Three months ended
	February 28, 2011	February 28, 2010
Other income (expense):
Interest and other income	$86,069	$50,396
Interest expense	-	(19,788)
Gain on sale of Verras Medical, Inc. assets	-	182,397
Realized gain on marketable securities	47,860	-
Recovery of (reserve for) loan loss	1,013,151	(1,013,151)
Equity in earnings of affiliated companies	2,300,912	385,697
Total other income (expense), net	$3,447,992	$(414,449)

Segment Results:
	Three months ended
	February 28, 2011	February 28, 2010
PDSG:
Gain on sale of Verras Medical, Inc. assets	$-	$182,397
Interest and other income	52	-
Total other income (expense), net	$52	$182,397
PTSC:
Interest and other income	$86,017	$50,396
Interest expense	-	(19,788)
Realized gain on marketable securities	47,860	-
Recovery of (reserve for) loan loss	1,013,151	(1,013,151)
Equity in earnings of affiliated companies	2,300,912	385,697
Total other income (expense), net	$3,447,940	$(596,846)

Consolidated

Our other income and expenses for the three months ended February 28, 2011 and 2010 included equity in the earnings of PDS consisting of net income after expenses in the amount of approximately $2,301,000 and $386,000, respectively.  Our investment in PDS is accounted for in accordance with the equity method of accounting for investments.  During January 2011, we settled our note litigation with TPL and recovered our note receivable balance including principal and interest.  Accordingly, we reversed our allowance for loan loss at the settlement date.  During December 2010, we received proceeds at par value from the partial settlement of auction rate securities initiated by the issuers of these securities.  In September 2010, we transferred our auction rate securities to Deutsche Bank under terms of our settlement agreement.  The agreement allows us to recover the full face value of the auction rate securities if they are redeemed by the issuers by a certain date.

Consolidated:
	Three months ended
	February 28, 2011	February 28, 2010
Income (loss) before income taxes	$2,482,526	$(1,935,880)

Segment Results:
	Three months ended
	February 28, 2011	February 28, 2010
PDSG:
Loss before income taxes	$(426,508)	$(564,033)
PTSC:
Income (loss) before income taxes	$2,909,034	$(1,371,847)

PDSG

Loss before income taxes decreased from approximately $564,000 for the three months ended February 28, 2010 to approximately $427,000 for the three months ended February 28, 2011 primarily due to decreases in operating expenses as management continues to implement cost reduction measures.

PTSC

For the three months ended February 28, 2011, we recorded approximately $2,909,000 in income before income taxes as compared to a loss before income taxes of approximately $1,372,000 for the three months ended February 28, 2010 primarily due to recording approximately $2,301,000 in equity in earnings of PDS during the three months ended February 28, 2011 and compared to approximately $386,000 in equity earnings of PDS during the three months ended February 28, 2010 and the reversal of the allowance for loan loss of approximately $1,013,000 during the three months ended February 28, 2011.

Provision (benefit) for income taxes

During the three months ended February 28, 2011, we recorded a provision for income taxes related to federal and California taxes of approximately $8,132,000 due to the full valuation allowance placed on our deferred tax assets.

During the three months ended February 28, 2010, we recorded a benefit for income taxes of approximately $998,000 related to federal and California taxes.

Net loss

We recorded a net loss for the three months ended February 28, 2011 and 2010 of $5,649,009 and $938,271, respectively.

Comparison of the Nine Months Ended February 28, 2011 and Nine Months Ended February 28, 2010.

Consolidated:
	Nine months ended
	February 28, 2011		February 28, 2010
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue:
License and service revenue	$276,687	100.0%	$346,925	100.0%
Cost of sales:
License and service revenue	45,791	16.5%	92,102	26.6%
Amortization of purchased intangibles	206,667	74.7%	482,265	-
Impairment of purchased intangibles	-	-	3,530,263	-
Total cost of sales	252,458	91.2%	4,104,630	-
Gross profit (loss)	$24,229	8.8%	$(3,757,705)	-

PDSG

Revenue consisting of software licenses and associated services relating to PDSG’s CDX product decreased from approximately $347,000 for the nine months ended February 28, 2010 to approximately $277,000 for the nine months ended February 28, 2011.  Cost of sales includes the direct time of PDSG employees on each project. Included in cost of sales is approximately $207,000 and $482,000, respectively, of amortization expense on purchased intangible assets for the nine months ended February 28, 2011 and 2010.

Consolidated:
	Nine months ended
	February 28, 2011	February 28, 2010
Research and development	$571,094	$1,216,496

PDSG

Research and development costs consist of PDSG’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of PDSG’s software product.  The primary decreases in research and development costs for the nine months ended February 28, 2011 as compared to February 28, 2010 were approximately $354,000 in outside contractor costs due to completion of CDX4 and approximately $284,000 in salaries and related costs due to management’s restructuring plan implemented in October of 2009.  For the nine months ended February 28, 2011 and 2010, approximately $2,000 and $19,000, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

Consolidated:
	Nine months ended
	February 28, 2011	February 28, 2010
Selling, general and administrative	$3,102,162	$5,193,184

Segment Results:
	Nine months ended
	February 28, 2011	February 28, 2010
PDSG:
Selling, general and administrative	$904,209	$2,355,490
PTSC:
Selling, general and administrative	$2,197,953	$2,837,694

PDSG

Selling, general and administrative expenses decreased from approximately $2,355,000 for the nine months ended February 28, 2010 to approximately $904,000 for the nine months ended February 28, 2011, due to management’s restructuring plan to reduce expenses.  Decreases consisted primarily of approximately $880,000 in salaries and related expenses and approximately $111,000 in marketing expenses.  For the nine months ended February 28, 2011 and 2010, approximately $14,000 and $44,00, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

PTSC

Selling, general and administrative expenses decreased from approximately $2,838,000 for the nine months ended February 28, 2010 to approximately $2,198,000 for the nine months ended February 28, 2011.  The decrease consisted primarily of approximately $529,000 in payroll and related expenses due to management’s plan of restructuring implemented in October 2009, approximately $73,000 in public and investor relations expenses and approximately $44,000 in accounting fees.  These decreases were offset by increases in legal expenses of approximately $182,000 related to our litigation with TPL and the Crossflo officers.  For the nine months ended February 28, 2011 and 2010, approximately $56,000 and $150,000, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

Consolidated

Selling, general and administrative expenses decreased from approximately $5,193,000 for the nine months ended February 28, 2010 to approximately $3,102,000 for the nine months ended February 28, 2011 primarily due to management’s plan of restructuring implemented in October 2009.

Consolidated:
	Nine months ended
	February 28, 2011	February 28, 2010
Impairment of goodwill	$642,981	$1,096,268

PDSG

Management’s plan of restructuring on October 5, 2009 and the continuing inability of PDSG to meet its business plan were indicators of potential impairment on our goodwill. Accordingly, at February 28, 2011 and 2010, management determined that goodwill was impaired by approximately $643,000 and $1,096,000, respectively.

Consolidated:
	Nine months ended
	February 28, 2011	February 28, 2010
Operating loss	$(4,292,008)	$(11,263,653)

Segment Results:
	Nine months ended
	February 28, 2011	February 28, 2010
PDSG:
Operating loss	$(2,094,055)	$(8,425,959)
PTSC:
Operating loss	$(2,197,953)	$(2,837,694)

PDSG

Operating loss decreased from approximately $8,426,000 for the nine months ended February 28, 2010 to approximately $2,094,000 for the nine months ended February 28, 2011 primarily due to impairments of goodwill and intangibles amounting to approximately $4,627,000 recognized during the nine months ended February 28, 2010 and management’s plan of restructuring implemented in October 2009 which reduced salaries and related expenses.

PTSC

Operating loss decreased from approximately $2,838,000 for the nine months ended February 28, 2010 to approximately $2,198,000 for the nine months ended February 28, 2011 primarily due to management’s plan of restructuring implemented in October 2009 which reduced salaries and related expenses.

Consolidated:
	Nine months ended
	February 28, 2011	February 28, 2010
Other income (expense):
Interest and other income	$105,158	$119,170
Interest expense	(20,810)	(60,057)
Gain on sale of Verras Medical, Inc. assets	-	182,397
Recovery of (reserve for) loan losses	1,013,151	(1,013,151)
Impairment of investment in affiliated company	-	(1,113,625)
Gain on sale of Vigilys business line	60,000	-
Realized loss on sale of marketable securities	(600,879)	-
Equity in earnings of affiliated companies	825,074	3,858,057
Total other income, net	$1,381,694	$1,972,791

Segment Results:
	Nine months ended
	February 28, 2011	February 28, 2010
PDSG:
Interest and other income	$561	$9,336
Gain on sale of Verras Medical, Inc. assets	-	182,397
Gain on sale of Vigilys business line	60,000	-
	$60,561	$191,733
PTSC:
Interest and other income	$104,597	$109,834
Interest expense	(20,810)	(60,057)
Recovery of (reserve for) loan losses	1,013,151	(1,013,151)
Impairment of investment in affiliated company	-	(1,113,625)
Realized loss on sale of marketable securities	(600,879)	-
Equity in earnings of affiliated companies	825,074	3,858,057
Total other income, net	$1,321,133	$1,781,058

Consolidated

Our other income and expenses for the nine months ended February 28, 2011 and 2010 included equity in the earnings of PDS consisting of net income after expenses in the amount of approximately $825,000 and approximately $3,858,000, respectively.   Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. For the nine months ended February 28, 2010, we recorded an impairment of our investment in Talis of approximately $680,000 and an impairment of our investment in Avot of approximately $433,000.  During the nine months ended February 28, 2011, we recorded a gain on the sale of the Vigilys business line of $60,000.  During the nine months ended February 28, 2011, we realized a loss net of partial par value redemptions on our ARS of approximately $601,000 according to terms of our confidential settlement agreement with Deutsche Bank.  During January 2011, we settled our note litigation with TPL and recovered our note receivable balance including principal and interest.  Accordingly, we reversed our allowance for loan loss at the settlement date.

Consolidated:
	Nine months ended
	February 28, 2011	February 28, 2010
Loss before income taxes	$(2,910,314)	$(9,290,862)

Segment Results:
	Nine months ended
	February 28, 2011	February 28, 2010
PDSG:
Loss before income taxes	$(2,033,494)	$(8,234,226)
PTSC:
Loss before income taxes	$(876,820)	$(1,056,636)

PDSG

Loss before income taxes decreased from approximately $8,234,000 for the nine months ended February 28, 2010 to approximately $2,033,000 for the nine months ended February 28, 2011 primarily due to impairments of goodwill and intangibles amounting to approximately $4,627,000 recognized during the nine months ended February 28, 2010 and management’s plan of restructuring implemented in October 2009 which reduced salaries and related expenses.

PTSC

Loss before income taxes decreased from approximately $1,057,000 for the nine months ended February 28, 2010 to approximately $877,000 for the nine months ended February 28, 2011 primarily due to management’s plan of restructuring implemented in October 2009 which primarily reduced salaries and related expenses and the recovery of loan loss of approximately $1,013,000 from TPL.

Provision (benefit) for income taxes

During the nine months ended February 28, 2011, we recorded a provision for income taxes related to federal and California taxes of approximately $6,239,000 due to the full valuation allowance placed on our deferred tax assets during the quarter ended February 28, 2011.  We determined that is was not more likely than not that all of our deferred tax assets will be realized in the future due to our continuing pre-tax and taxable losses.  As a result of this determination we have placed a full valuation allowance against our deferred tax assets as of February 28, 2011 and increased our tax provision by approximately $8,107,000.

During the nine months ended February 28, 2010, we recorded a benefit for income taxes of approximately $3,621,000 related to federal and California taxes.

Net loss

We recorded a net loss for the nine months ended February 28, 2011 and 2010 of $9,148,938 and $5,669,971, respectively.

Liquidity and Capital Resources

Liquidity

Our cash and short-term investment balances increased from approximately $10,352,000 as of May 31, 2010 to approximately $11,487,000 as of February 28, 2011. We also have restricted cash balances amounting to approximately $21,000 as of May 31, 2010 and February 28, 2011. Total current assets decreased from approximately $13,417,000 as of May 31, 2010 to approximately $12,635,000 as of February 28, 2011. Total current liabilities amounted to approximately $942,000 and approximately $376,000 as of May 31, 2010 and February 28, 2011, respectively. The change in our current position as of February 28, 2011 as compared with May 31, 2010 results in part from collection of our $950,000 note receivable plus accrued interest.

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

While our current liquid cash resources as of February 28, 2011, are expected to provide the funds necessary to support our operations through at least the next twelve months, the cash flows from our interest in PDS represents our primary significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position as the revenues from our PDSG subsidiary are insufficient to cover the costs of their operations and the costs of Patriot Scientific Corporation as a whole.  While our cash position has been enhanced as a result of our September 2010 auction rate securities settlement with Deutsche Bank, it is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $11,487,242 at February 28, 2011.

Cash Flows From Operating Activities

Cash used in operating activities was approximately $3,521,000 and $5,930,000 for the nine months ended February 28, 2011 and 2010, respectively. The principal components of the current period amount were: changes in deferred income taxes of approximately $6,215,000, realized loss on sale of marketable securities of approximately $601,000 and impairment of goodwill of approximately $643,000. These increases were offset by: net loss of approximately $9,149,000, reversal of the allowance for loan loss of approximately $1,013,000, equity in earnings of affiliated company of approximately $825,000, and changes in accounts payable and accrued expenses of approximately $451,000. The change in results over the prior period is mainly attributable to our valuation allowance on our deferred tax assets for the current period, the current period earnings in PDS as compared to the nine months ended February 28, 2010 and our prior period impairments of intangibles and goodwill.

Cash Flows From Investing Activities

Cash provided by investing activities was approximately $6,681,000 and $8,430,000 for the nine months ended February 28, 2011 and 2010, respectively.  Cash provided by investing activities during the current period was mainly attributable to the collection of our $950,000 and $1,000,000 notes receivable plus interest, proceeds from sales of marketable securities of approximately $4,913,000 which includes proceeds we received from Deutsche Bank in connection with our ARS settlement and approximately $808,000 in distributions from PDS.

Cash Flows From Financing Activities

Cash used in financing activities for the nine months ended February 28, 2011 and 2010 was approximately $3,238,000 and $158,000, respectively.  For the nine months ended February 28, 2011, cash of approximately $113,000 was used to purchase common stock for treasury and we paid $3,122,000 on our note with Wedbush.

Capital Resources

While our current liquid cash resources as of February 28, 2011, are expected to provide the funds necessary to support our operations through at least the next twelve months, the cash flows from our interest in PDS represents our primary significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position as the revenues from our PDSG subsidiary are insufficient to cover the costs of their operations and the costs of Patriot Scientific Corporation as a whole.  While our cash position has been enhanced as a result of our September 2010 auction rate securities settlement with Deutsche Bank, it is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $11,487,242 at February 28, 2011.

Contractual Obligations and Commitments

On January 1, 2011 we entered into a 24 month lease for 1,371 square feet of office space at 701 Palomar Airport Road.  Monthly base rent in year one is $2,948 and $3,036 in year two.

This change to our contractual obligations and commitments at February 28, 2011 is reflected in the table below:

Contractual Cash Obligations	Total Amounts Committed	1-3 Years	3-6 Years

Operating leases – facilities	$174,419	$174,419	$-
Retention bonus payments	$90,000	$90,000	$-

Recent Accounting Pronouncements

During the three months ended February 28, 2011, there were no recent issuances of accounting pronouncements as compared to those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010, that are of significance, or have potential material significance to us.

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

Under our joint venture arrangement with TPL, TPL is responsible for the licensing and enforcement of our microprocessor patent portfolio.  In April 2010 we filed two actions against TPL (and with respect to one action, another defendant) alleging breach of a $1 million promissory note issued to us by TPL and other causes of action.  Because we are wholly dependent on TPL to secure licensing revenues with respect to our microprocessor patent portfolio, which revenues have represented substantially all of our income since June 2005, the commencement of these adversarial proceedings against TPL has had, and will likely continue to have, an adverse affect on our continued relationship with TPL and its ability to effectively negotiate licenses or enforce our rights with respect to our microprocessor patent portfolio, which in turn has adversely affected, and is likely to continue to adversely affect our revenues and financial condition.  On January 19, 2011 we settled one of the actions regarding breach of the $1 million promissory note; however, the other action is still pending.

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

We Are Dependent Upon A Joint Venture In Which Our Role Is Of A Passive Nature For Substantially All Of Our Income.

In June 2005, we entered into a joint venture with TPL, pursuant to which TPL is responsible for the licensing and enforcement of our microprocessor patent portfolio. This joint venture has been the source of substantially all of our income since June 2005. Therefore, in light of the absence of significant revenue from other sources, we should be regarded as entirely dependent on the success or failure of the licensing and prosecution efforts of TPL on behalf of the joint venture, and the ability of TPL to obtain capital when necessary to fund its operations.  In December 2009 and January 2010, we provided operational funding by loaning TPL $950,000 and $1,000,000, respectively.  The $1,000,000 note which was due to be repaid by February 28, 2010 went into default; however, on January 19, 2011 we received $1,098, 903 consisting of principal and accrued interest in settlement of this note.  On July 15, 2010, we received $1,003,095 from PDS for payment on the $950,000 note issued in December 2009 plus accrued interest. We do not anticipate making additional loans to TPL, and its ability to access liquidity from other sources is not certain.

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

Item 4. Controls and Procedures

Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of February 28, 2011, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of February 28, 2011, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

TPL Litigation

Our action against TPL and Alliacense LLC in Santa Clara Superior Court alleging claims for breach of contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and interference with contract, constructive fraud, for preliminary and permanent injunctions and for an accounting as described in Item 3 – “Legal Proceedings” in our Annual Report, is still ongoing, but there have been no material developments in such litigation since our Annual Report.

Our action against TPL in San Diego Superior Court for breach of a promissory note of $1 million was settled on January 19, 2011.

Item 1A. Risk Factors

Please see Part I, Item 2, above, for our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2006, our Board of Directors authorized a stock repurchase program.  We commenced the program in July 2006 and plan to repurchase outstanding shares of our common stock on the open market from time to time.  As part of the program, we purchased 184,096 shares of our common stock at an aggregate cost of $16,565 during the three months ended February 28, 2011.

Following is a summary of all repurchases by us of our common stock during the three month period ended February 28, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
December 1 – 31, 2010	110,000	$0.09	110,000
January 1 – 31, 2010	64,846	$0.09	64,846
February 1 – 28, 2011	9,250	$0.09	9,250
Total	184,096	$0.09	184,096

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

PATRIOT SCIENTIFIC CORPORATION

DATED: April 11, 2011	By:	/S/ CLIFFORD L. FLOWERS
Clifford L. Flowers
Interim Chief Executive Officer and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)