Form 10-K
period 2011-05-31
PATRIOT SCIENTIFIC CORP
filed 2011-08-29
CIK 836564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

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

Large accelerated filer [_]          Accelerated filer [_]          Non-accelerated filer [_]          (do not check if smaller reporting company)

   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_]  NO [X]

Approximate aggregate market value of the registrant’s common stock held by non-affiliates on November 30, 2010 was $40,376,945 based on a closing price of $0.10 as reported on the OTC Electronic Bulletin Board system.  For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

On August 12, 2011, 406,972,710 shares of common stock, par value $0.00001 per share were outstanding.

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

These forward-looking statements are subject to certain risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to those items shown under “Item 1A. Risk Factors.”  You should read this report completely with the understanding that our actual results may differ materially from what we expect.  Unless required by law, we undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1                 BUSINESS

The Company

Patriot Scientific Corporation (the “Company”, “PTSC”, “we”, “us”, or “our”) pursues two distinct technology enabled business strategies.  First, through our joint venture, Phoenix Digital Solutions, LLC (“PDS”) we are an intellectual-property licensing company with several patents (described below) covering the design of microprocessor chips. Chips with our patented technology are used throughout the world in products ranging from computers and cameras to printers, automobiles and industrial devices.  We pursue the commercialization of our patented microprocessor technologies through broad and open licensing and by litigating against those who may be infringing on our patents.  Secondly, through our wholly-owned subsidiary Patriot Data Solutions Group, Inc. formerly known as Crossflo Systems, Inc. (“PDSG”), we provide data sharing and secure data solutions to address the critical data/information sharing needs of federal, state, and local public safety and law enforcement agencies.

Our business address is 701 Palomar Airport Road, Suite 170, Carlsbad, California 92011; our main telephone number is (760) 547-2700. Our internet website page is located at http://www.ptsc.com. All of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our internet website.  The information on, or that can be accessed through, our website is not part of this Annual Report.

PTSC is a corporation organized under Delaware law on March 24, 1992, and is the successor by merger to Patriot Financial Corporation, a Colorado corporation, incorporated on June 10, 1987. In June 2005, we entered into a joint venture agreement with Technology Properties Limited, Inc. (“TPL”) to form PDS. During February 2007, we acquired the preferred stock of Holocom, Inc. formerly known as Scripps Secured Data, Inc. (“Holocom”) a company located in San Diego, California that develops and manufactures network-security hardware to government, military, and other high-security facilities.  During May 2008, we acquired a minority ownership interest in Talis Data Systems, LLC (“Talis”), a Delaware LLC that produces multi-domain computer networking hardware.  During the third quarter of fiscal 2010, Talis was dissolved.  In September 2008, we acquired PDSG which engages in data-sharing services and products primarily in the public safety/government sector.  During the fiscal year 2009, we acquired preferred shares of Avot Media, Inc. (“Avot”) an innovator of video transcoding and near real-time streaming to web-enabled mobile devices.  During March 2010, Avot sold substantially all of its assets.

PDSG is a segment of our business, and Holocom was a segment of our business until April 30, 2009.  Refer to footnote 15 of our consolidated financial statements for more information regarding these segments.

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

Patent Description. Over the years we’ve developed a number of innovative technologies that have been embodied in our own products and, through licensing, into other companies’ products. Many of these patented technologies are available under the MMP portfolio. The MMP portfolio includes several U.S. patents as well as European and Japanese patents. Some highlights of the patent portfolio are:

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

Pursuant to the Commercialization Agreement, PDS granted to TPL the exclusive right to grant licenses and sub-licenses of the Microprocessor Patents and to pursue claims against violators of the Microprocessor Patents, in each case, on behalf of PDS, us, TPL and Moore, and TPL agreed to use reasonable best efforts to commercialize the Microprocessor Patents in accordance with a mutually agreed business plan. Pursuant to the Commercialization Agreement, PDS agreed to a reimbursement policy with regard to TPL’s expenses incurred in connection with the commercialization of the Microprocessor Patents. All proceeds generated by TPL in connection with the commercialization of the Microprocessor Patents are paid directly to PDS.  From the inception of the Commercialization Agreement to May 31, 2011, gross license revenues to PDS totaled $284,923,235.

Pursuant to the Master Agreement, we and TPL have entered into the Limited Liability Company Operating Agreement of PDS (“LLC Agreement”). We and TPL each own 50% of the membership interests of PDS, and each have the right to appoint one member of the not to exceed three (3) member management committee. The two (2) current appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, we and TPL must each contribute to the working capital of PDS (in addition to the Microprocessor Patent licenses described above), and at the discretion of PDS’ management committee we may be obligated to make future contributions in equal amounts in order to maintain a working capital fund. The LLC Agreement provides that PDS shall indemnify its members, managers, officers and employees, to the fullest extent permitted by applicable law, for any liabilities incurred as a result of their involvement with PDS, if the person seeking indemnification acted in good faith and in a manner reasonably believed to be in the best interest of PDS.

In April 2010, we filed actions against TPL in San Diego County for default on their note receivable with us and in Santa Clara County for breach of the Commercialization Agreement.  See Part 1, Item 3. “Legal Proceedings” in this Annual Report for more information.

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

Management has determined that the inability of Holocom to meet its business plan, raise capital, and the general economic environment are indicators of impairment on our investment.  Accordingly, at May 31, 2010, we wrote-off our investment in the preferred stock of Holocom, amounting to a $435,182 write-off.  We continue to hold 100% of the preferred stock in Holocom.

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

Avot Media, Inc.  Avot was an innovator of video transcoding and near real-time streaming to web-enabled mobile devices.  During the quarter ended August 31, 2008, we invested an aggregate of $1,300,000, including conversion of a note receivable in the amount of $250,000, to obtain 14,444,444 shares of Series B preferred stock issued by Avot, representing 53.3% of the Series B preferred stock and 37.1% of all Avot’s preferred shares issued and outstanding.  On March 12, 2009, we entered into a secured revolving loan note with Avot for $500,000.  The note bore interest at a rate of 8% and was due December 12, 2009.  During fiscal 2009 and 2010 we wrote-off our investment in Avot as management determined that our investment was impaired due to Avot’s inability to meet its business plan, to raise capital, and the general economic environment. During March 2010, Avot sold substantially all of its assets and we collected our $500,000 note.

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

We have six unexpired U.S. patents issued dating back to 1989 on our microprocessor technology. We have one unexpired microprocessor technology patent issued in two European countries and one unexpired patent issued in Japan. These patents in the U.S and overseas are currently set to expire between 2012 and 2016.  We may file additional applications under international treaties depending on an evaluation of the costs and anticipated benefits that may be obtained by expanding possible patent coverage.

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

In November, 2004, we filed a patent application for “Remote Power Charging of Electronic Devices”.

During fiscal 2009, we finalized an agreement with NuPower Semiconductor whereby we became co-assignees of a total of seven U.S. patents (five of which had issued and two of which had notices of allowance) related to power management for microprocessor based systems.  The agreement was effective until November 30, 2010.  The assignment was final in fiscal 2010 with the United States Patent and Trademark Office (“USPTO”) following the final issuance of the remaining two patents.  These patents are currently set to expire between 2026 and 2029.

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

Research and Development

During fiscal years 2011 and 2010, we incurred $753,017 and $1,503,724, respectively, of research and development expenses related to PDSG technologies.

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

Sales and Marketing

All of PDSG’s sales for the fiscal years ended May 31, 2011 and 2010 were to domestic customers with the exception of one CDX hosting arrangement with a customer in Japan.

PDSG markets its products and services to domestic federal, state, and local governmental agencies through direct contracts and via partnerships with prime contractors.

All of our operating assets are located within the United States. While sales to certain geographic areas generally vary from year to year, we do not expect that changes in the geographic composition of sales will materially affect our operations.

Dependence Upon Single Customers

Ten percent (10%) or more of our consolidated license and service revenues were derived from sales to the following PDSG customers for the fiscal years ended May 31 as follows:

	2011	2010
Customer A	$136,229	$281,141
Customer B	-	$106,064
Customer C	$81,642	-
Customer D	$151,323	-

As of May 31, 2011 and 2010, our backlog is $834,485 and $268,103, respectively, which consists of revenues from contracts executed with customers which have yet to be recognized as of the applicable fiscal years then ended.

All of our equity in the earnings of affiliates for the years ended May 31, 2011 and 2010 was attributable to our unconsolidated affiliate, PDS, except for $21,707 in losses from our investment in Talis for the year ended May 31, 2010.

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

Employees

At May 31, 2011, we have twelve employees. All employees are full time. We also engage consultants and part-time persons, as needed.

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

Under our joint venture arrangement with TPL, TPL is responsible for the licensing and enforcement of our microprocessor patent portfolio.  In April 2010 we filed two actions against TPL (and with respect to one action, Alliacense, LLC) alleging breach of a $1 million promissory note issued to us by TPL and other causes of action.  Because we are wholly dependent on TPL to secure licensing revenues with respect to our microprocessor patent portfolio, which revenues have represented substantially all of our income since June 2005, the commencement of these adversarial proceedings against TPL has had, and will likely continue to have, an adverse affect on our continued relationship with TPL and its ability to effectively negotiate licenses or enforce our rights with respect to our microprocessor patent portfolio, which in turn has adversely affected, and is likely to continue to adversely affect our revenues and financial condition.  On January 19, 2011 upon receiving payment in full, we settled one of the actions regarding breach of the $1 million promissory note; however, the other action is still pending.  On August 3, 2011, we announced that protracted discussions with TPL had not resulted in settlement and that we intend to pursue a resolution through litigation.

We Have Reported Licensing Income In Prior Fiscal Years Which May Not Be Indicative Of Our Future Income.

We have entered into license agreements through our joint venture with TPL and have reported licensing income as a result of this activity for the fiscal years 2006 to 2011. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, potential adverse outcomes associated with the U. S. Patent and Trademark Office (“USPTO”) re-examinations, our litigation with TPL, the litigation initiated by an inventor of the microprocessor portfolio with TPL, and the possible effect of new judicial interpretations of patent laws, we may not receive revenues from such agreements in the future consistent with amounts received in the past, and we may not receive future revenues from license agreements at all.

Our Joint Venture Is At Risk For Going Concern.

PDS, our joint venture with TPL, has experienced significant declines in revenues while at the same time incurring significant legal costs associated with pending litigation with companies which we allege have infringed on our patent portfolio.  Currently, there are no commitments by us or TPL to provide additional working capital to PDS.  PDS has cash resources available to continue as a going concern at least through September 30, 2011.

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

We have been named as co-defendants in multiple lawsuits regarding the MMP Portfolio.  See footnote 14 to our consolidated financial statements and Part I, Item 3. “Legal Proceedings” in this Report on Form 10-K for more information.

Our Wholly-Owned Subsidiary Cannot Operate Without Our Continued Support.

Since the acquisition of our wholly-owned subsidiary PDSG in September 2008, we have provided 100% of PDSG’s operational funding amounting to approximately $8,200,000 through May 31, 2011.  After restructuring measures initiated in October 2009 and continued through 2010, PDSG continues to remain unable to generate sufficient revenues to support its operations and remains entirely dependent on our funding.  Should a sale of PDSG occur, it may be on distressed terms with only minimal consideration realized.

Disruptions In The Debt And Equity Markets Will Have An Adverse Affect On Our Ability To Obtain Funding.

The debt and equity markets have been experiencing volatility and disruption for several years.  These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk, and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.  The cost of accessing the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and reduced or ceased to provide funding to borrowers.  Adverse changes in the economy could limit our ability to obtain financing from debt or equity sources or could adversely affect the terms on which we may be able to obtain any such financing for our operating activities See Part II – Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Liquidity.” in this report on Form 10-K for more information.

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

Exercise Of Options May Have A Substantial Dilutive Effect On Our Common Stock.

If the current per share market price of our Common Stock at the time of exercise of any stock options is in excess of the various exercise prices of such securities, exercise of such securities would have a dilutive effect on our Common Stock. As of May 31, 2011, holders of our outstanding exercisable options would receive 2,792,612 shares of our Common Stock, absent any cashless exercise, at a weighted average exercise price of $0.34 per share. Any additional financing that we secure likely will require that we grant rights senior to those of our Common Stock which may result in substantial dilution of the existing ownership interests of our common stockholders.

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

The Market For Our Stock Is Subject To Rules Relating To Low-Priced Stock (“Penny Stock”) Which May Limit Our Ability To Raise Capital.

Our Common Stock is currently listed for trading in the OTCQB operated by OTC Markets, Inc. and is subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Exchange Act. In general, the penny stock rules apply to non-NASDAQ or non-national stock exchange companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” on behalf of persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document, quote information, broker’s commission information and rights and remedies available to investors in penny stocks. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules, and as a result, the number of broker-dealers willing to act as market makers in such securities is limited. The “penny stock rules,” therefore, may have an adverse impact on the market for our Common Stock and may affect our ability to raise additional capital if we decide to do so.

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

None.

ITEM 2.                PROPERTIES

We currently lease 1,371 square feet of office space located at 701 Palomar Airport Road, Suite 170, Carlsbad, California. The lease expires December 31, 2012.

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

The Acer case seeks declaratory relief that its products do not infringe enforceable claims of the '336, ‘749, '148 patents and US 5,530,890 (the “890 patent”). The HTC case similarly seeks declaratory relief that its products do not infringe enforceable claims of those patents.  We allege counterclaims for patent infringement of the '336, '749, '148 and '890 patents against Acer and HTC.  On June 16, 2009, District Court Judge Jeremy Fogel stayed the HTC and Acer actions until September 18, 2009.  The stay has been lifted and the cases are in the discovery and claims construction phase.  A claims construction hearing is expected to be scheduled in late 2011.

On December 1, 2008, we, TPL and Alliacense, Ltd. were named as defendants in a lawsuit filed in the United States District Court for the Northern District of California by Barco, N.V.  The Barco case seeks declaratory relief that its products do not infringe enforceable claims of the '749 and '890 patents.  We allege counterclaims for patent infringement of our '749, '890 and '336 patents.  On June 22, 2009, Judge Fogel also stayed the Barco case until September 18, 2009.  That stay has been lifted and the case is deemed related to the Acer and HTC cases.  The case is now in the discovery and claims construction phase.  Barco moved for Summary Judgment with respect to allegations that it has infringed on the '336 patent on grounds independent of claims construction.  That Motion was denied on February 25, 2011.  A claims construction hearing is expected to be scheduled in late 2011.

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

On August 31, 2009, we initiated an arbitration proceeding before the American Arbitration Association against the three Crossflo principal officers who were signatories to the Merger Agreement alleging they provided false representations and warranties in the Merger Agreement and alleging nondisclosure of information about Crossflo during the due diligence process leading up to the merger.  Those three principal officers deny our claims and have filed counterclaims.  The arbitration is scheduled to begin November 8, 2011.

TPL Litigation

On April 22, 2010, we filed an action against TPL and Alliacense LLC in Santa Clara Superior Court alleging claims for breach of contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and interference with contract, constructive fraud, for preliminary and permanent injunctions and for an accounting.  The Action stemmed from TPL's notification of a license written in April 2010 which included a license of the MMP patents and other patent to use portfolios and technologies co-owned and potentially owned by TPL in the future.  We objected to the amount of license consideration allocated to the MMP patent license as too low relative to the other license components.

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

TPL stipulated on August 3, 2010 that the TRO already in place would become a Preliminary Injunction.  On August 12, 2010, the Court considered defendants’ request to seal the file indefinitely and to compel private arbitration of the dispute and denied both Motions.  On September 30, 2010, the Court agreed to redaction of the court file at TPL’s request for commercially sensitive data such as dollar amounts of licenses, percentage allocation to MMP licenses and other such confidential data.  TPL has appealed the denial of its Motion to Compel Arbitration which appeal stays the Superior Court proceeding.  The appeal is in the briefing stage and expected to be decided in late 2011 or early 2012.  If the Appeal is unsuccessful then the Superior Court action will be activated.  If it is successful, some or all of the case would proceed to arbitration.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently listed for trading in the OTCQB operated by OTC Markets, Inc. under the symbol PTSC.  Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for our shares has been sporadic and at times very limited.

The following table sets forth the high and low closing bid quotations for our Common Stock for the fiscal years ended May 31, 2011 and 2010.

	BID QUOTATIONS
	HIGH	LOW
Fiscal Year Ended May 31, 2011
First Quarter	$0.21	$0.08
Second Quarter	$0.14	$0.09
Third Quarter	$0.14	$0.08
Fourth Quarter	$0.13	$0.08

	HIGH	LOW
Fiscal Year Ended May 31, 2010
First Quarter	$0.18	$0.11
Second Quarter	$0.36	$0.14
Third Quarter	$0.19	$0.12
Fourth Quarter	$0.15	$0.09

On August 12, 2011 the closing price of our stock was $0.06 and we had approximately 690 stockholders of record. Because most of our Common Stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy

On February 22, 2007, our Board of Directors adopted a semi-annual dividend payment policy, subject to determination by our Board of Directors in light of our financial condition, other possible applications of our available resources, and relevant business considerations.  We paid no dividends during the fiscal years ended May 31, 2011 and 2010.

Equity Compensation Plan Information

Our stockholders previously approved each of our 2003 and 2006 Stock Option Plans. The following table sets forth certain information concerning aggregate stock options authorized for issuance under our 2003 and 2006 Stock Option Plans as of May 31, 2011. For a narrative description of the material features of the plans, refer to footnote 12 of our consolidated financial statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,010,000	$0.33	10,703,404

The number of securities available for future issuance under our stock option plans is as follows at May 31, 2011: 2003 Stock Option Plan 3,473,404 shares, 2006 Stock Option Plan 7,230,000 shares.

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On April 28, 2006 our Board of Directors authorized a stock repurchase program. We commenced the program in July 2006 and plan to repurchase outstanding shares of our Common Stock on the open market from time to time. We repurchased Common Stock during the fourth quarter of fiscal year 2011 using available cash resources as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
March 1 - 31, 2011	-	$-	-
April 1 - 30, 2011	127,598	$0.10	127,598
May 1 - 31, 2011	138,385	$0.09	138,385
Total	265,983	$0.09	265,983

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

Overview

In June 2005, we entered into a series of agreements with TPL and others to facilitate the pursuit of unlicensed users of our intellectual property. We intend to continue our joint venture with TPL to pursue license agreements with unlicensed users of our technology. We believe that utilizing the option of working through TPL, as compared to creating and using our own licensing team for those activities, avoids a competitive devaluation of our principal assets and is a prudent way to achieve the desired results as we seek to obtain fair value from users of our intellectual property.  In April 2010, we filed an action against TPL regarding TPL’s management of the MMP portfolio.  On August 3, 2011 we issued a press release stating that we cannot come to a settlement with TPL in this matter and are pursuing litigation.

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

Cash shortfalls and liquidity issues currently experienced by PDS and TPL, and continued negative cash flows incurred by PDSG, will have an adverse effect on our liquidity.  Accordingly, we have and may continue to examine alternatives that could allow for the partnering or divestiture of PDSG.  If successful, these measures may provide for a further reduction in expenses and cash use, or additionally in the event of divestiture, cash proceeds, although given the operational history of PDSG to date there can be no guarantee that a divestiture will result in the realization of material consideration.  On July 28, 2011, PDSG announced new business initiatives including Software as a Service offerings aimed at providing alternative methods to drive new revenues.

We are currently in litigation with TPL arising from the April 2010 actions filed for breach of the Commercialization Agreement.  See Part 1, Item 3. “Legal Proceedings” as well as Part 1, Item 1A. “Risk Factors” in this Annual Report for more information.

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

PDSG has not yet demonstrated VSOE for the professional services that are rendered in conjunction with its software license sales.  In accordance with the hierarchy we attempt to establish the selling price of professional services using TPE.  PDSG’s product contains significant differentiation such that the comparable pricing of products with similar functionality cannot be obtained.  PDSG is typically not able to obtain TPE for professional services.

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

Due to the fact that the majority of PDSG’s contracts require significant customization of software, we are recognizing revenue for the CDX software licenses and professional services over the customization period using contract accounting which reflects continuous release of control of the software to the customer. The adoption of this guidance did not have a material effect on our consolidated financial statements.

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

During the quarter ended February 28, 2011, we determined that all of our deferred tax assets would not be realized in the future due to our continuing pre-tax and taxable losses.  As a result of this determination we have placed a full valuation allowance against our deferred tax assets as of February 28, 2011 and increased our tax provision by approximately $8,107,000.

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

We own 100% of the preferred stock of Holocom. During May 31, 2010 we wrote-off our investment in the preferred stock of Holocom amounting to approximately $435,000.  Prior to impairment, this investment was accounted for at cost since we did not have the ability to exercise significant influence over the operating and financial policies of Holocom.

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

RESULTS OF OPERATIONS

Comparison of fiscal 2011 and 2010

Consolidated:

	May 31, 2011		May 31, 2010
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue:
License and service revenue	$468,678	100.0%	$567,934	100.0%
Cost of sales:
License and service revenue	76,242	16.3%	119,568	21.0%
Amortization of purchased intangibles	252,593	53.9%	551,154	97.0%
Impairment of purchased intangibles	1,469,629	-%	3,530,263	-%
Total cost of sales	1,798,464	-%	4,200,985	-%
Gross loss	$(1,329,786)	-%	$(3,633,051)	-%

PDSG

Revenue consisting of software licenses and associated services relating to PDSG’s CDX product decreased from approximately $568,000 for the fiscal year ended May 31, 2010 to approximately $469,000 for the fiscal year ended May 31, 2011.  The decrease of approximately $99,000 was primarily due to the fact that revenue agreements are one time contracts that vary in size and scope depending upon the requirements of the customer.  Cost of sales includes the direct time of PDSG employees on each project. Included in cost of sales is approximately $253,000 and $551,000, respectively, of amortization expense on purchased intangible assets for each of the fiscal years ended May 31, 2011 and 2010.

Management’s plan of restructuring on October 5, 2009 and the continuing inability of PDSG to meet its business plan were indicators of potential impairment on our intangible assets. Accordingly, during the fiscal years ended May 31, 2011 and 2010, management determined that intangibles were impaired by approximately $1,470,000 and $3,530,000, respectively.

Consolidated:
	May 31, 2011	May 31, 2010
Research and development	$753,017	$1,503,724

PDSG

Research and development costs consist of PDSG’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of PDSG’s software product.  The primary decreases in research and development costs for the fiscal year ended May 31, 2011 as compared to 2010 were approximately $396,000 in outside contractor costs due to completion of CDX4 and approximately $338,000 in salaries and related costs due to management’s restructuring plan implemented in October of 2009.  For the fiscal years ended May 31, 2011 and 2010, approximately $2,000 and $20,000, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

Consolidated:
	May 31, 2011	May 31, 2010
Selling, general and administrative	$3,713,240	$6,530,972

Segment Results:
	May 31, 2011	May 31, 2010
PDSG:
Selling, general and administrative	$1,162,574	$2,714,965
PTSC:
Selling, general and administrative	$2,550,666	$3,816,007

PDSG

Selling, general and administrative expenses decreased from approximately $2,715,000 for the fiscal year ended May 31, 2010 to approximately $1,163,000 for the fiscal year May 31, 2011, due to management’s restructuring plan to reduce expenses.  Decreases consisted primarily of approximately $1,038,000 in salaries and related expenses and approximately $254,000 in marketing expenses.  For fiscal years ended May 31, 2011 and 2010, approximately $18,000 and $49,000, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

PTSC

Selling, general and administrative expenses decreased from approximately $3,816,000 for the fiscal year ended May 31, 2010 to approximately $2,551,000 for the fiscal year ended May 31, 2011.  The decrease consisted primarily of approximately $546,000 in payroll and related expenses due to management’s plan of restructuring implemented in October 2009, approximately $250,000 in consulting fees, approximately $155,000 in legal and accounting fees, and approximately $79,000 in public and investor relations expenses.  For the fiscal year ended May 31, 2011 and 2010, approximately $56,000 and $153,000, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

Consolidated

Selling, general and administrative expenses decreased from approximately $6,531,000 for the fiscal year ended May 31, 2010 to approximately $3,713,000 for the fiscal year ended May 31, 2011 primarily due to management’s plan of restructuring implemented in October 2009.

Consolidated:

	May 31, 2011	May 31, 2010
Impairment of goodwill	$642,981	$1,096,268

PDSG

Management’s plan of restructuring on October 5, 2009 and the continuing inability of PDSG to meet its business plan were indicators of potential impairment on our goodwill. Accordingly, during the fiscal years ended May 31, 2011 and 2010, management determined that goodwill was impaired by approximately $643,000 and $1,096,000, respectively.

Consolidated:

	May 31, 2011	May 31, 2010
Operating loss	$(6,439,024)	$(12,764,015)

Segment Results:

	May 31, 2011	May 31, 2010
PDSG:
Operating loss	$(3,888,358)	$(8,948,008)
PTSC:
Operating loss	$(2,550,666)	$(3,816,007)

PDSG

Operating loss decreased from approximately $8,948,000 for the fiscal year ended May 31, 2010 to approximately $3,888,000 for the fiscal year ended May 31, 2011 primarily due to decreases in impairments of goodwill and intangibles in the current fiscal year as compared to the prior fiscal year and management’s plan of restructuring implemented in October 2009 which reduced salaries and related expenses.

PTSC

Operating loss decreased from approximately $3,816,000 for the fiscal year ended May 31, 2010 to approximately $2,551,000 for the fiscal year ended May 31, 2011 primarily due to management’s plan of restructuring implemented in October 2009 which reduced salaries and related expenses.

Consolidated:

	May 31, 2011	May 31, 2010
Other income (expense):
Interest and other income	$109,246	$154,482
Interest expense	(20,810)	(80,567)
Gain on sale of Verras Medical, Inc. assets	-	182,397
Gain on sale of Vigilys business line	60,000	-
Recovery of (reserve for) loan losses	1,013,151	(1,013,151)
Impairment of investment in affiliated company	-	(1,548,807)
Realized loss on sale of marketable securities	(600,879)	-
Equity in earnings of affiliated companies	600,460	4,461,483
Total other income, net	$1,161,168	$2,155,837

Segment Results:

	May 31, 2011	May 31, 2010
PDSG:
Interest and other income	$763	$9,579
Gain on sale of Verras Medical, Inc. assets	-	182,397
Gain on sale of Vigilys business line	60,000	-
Total other income, net	$60,763	$191,976
PTSC:
Interest and other income	$108,483	$144,903
Interest expense	(20,810)	(80,567)
Recovery of (reserve for) loan losses	1,013,151	(1,013,151)
Impairment of investment in affiliated company	-	(1,548,807)
Realized loss on sale of marketable securities	(600,879)	-
Equity in earnings of affiliated companies	600,460	4,461,483
Total other income, net	$1,100,405	$1,963,861

Consolidated

Our other income and expenses for the fiscal years ended May 31, 2011 and 2010 included equity in the earnings of PDS consisting of net income after expenses in the amount of approximately $600,000 and approximately $4,462,000, respectively.  The decrease is due to PDS’ lack of license revenues and increased legal expenses in connection with the HTC, Acer, and Barco cases.  Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. During the fiscal year ended May 31, 2010, we recorded an impairment of our investment in Talis of approximately $680,000, an impairment of our investment in Avot of approximately $433,000 and we wrote-off our investment in Holocom of approximately $435,000.  During the fiscal year May 31, 2011, we recorded a gain on the sale of the Vigilys business line of $60,000.  During the fiscal year ended May 31, 2011, we realized a loss net of partial par value redemptions on our ARS of approximately $601,000 according to terms of our confidential settlement agreement with Deutsche Bank.  During January 2011, we settled our note litigation with TPL and recovered our note receivable balance including principal and interest.  Accordingly, we reversed our allowance for loan loss at the settlement date.

Consolidated:

	May 31, 2011	May 31, 2010
Loss before income taxes	$(5,277,856)	$(10,608,178)

Segment Results:

	May 31, 2011	May 31, 2010
PDSG:
Loss before income taxes	$(3,827,595)	$(8,756,032)
PTSC:
Loss before income taxes	$(1,450,261)	$(1,852,146)

PDSG

Loss before income taxes decreased from approximately $8,756,000 for the fiscal year ended May 31, 2010 to approximately $3,828,000 for the fiscal year ended May 31, 2011 primarily due to decreases in impairments of goodwill and intangibles in the current fiscal year as compared to the prior fiscal year and management’s plan of restructuring implemented in October 2009 which reduced salaries and related expenses.

PTSC

Loss before income taxes decreased from approximately $1,852,000 for fiscal year ended May 31, 2010 to approximately $1,450,000 for the fiscal year ended May 31, 2011 primarily due to management’s plan of restructuring implemented in October 2009 which primarily reduced salaries and related expenses.

Provision (benefit) for income taxes

During the fiscal year ended May 31, 2011, we recorded a provision for income taxes related to federal and California taxes of approximately $6,238,000 due to the full valuation allowance placed on our deferred tax assets during the quarter ended February 28, 2011.  We determined that all of our deferred tax assets would not be realized in the future due to our continuing pre-tax and taxable losses.  As a result of this determination we have placed a full valuation allowance against our deferred tax assets as of February 28, 2011 and increased our tax provision by approximately $8,107,000.

During the fiscal year ended May 31, 2010, we recorded a benefit for income taxes of approximately $3,928,000 related to federal and California taxes.

Net loss

We recorded a net loss for the fiscal years ended May 31, 2011 and 2010 of $11,515,390 and $6,679,821, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash and short-term marketable securities balances increased from approximately $10,352,000 as of May 31, 2010 to approximately $10,661,000 as of May 31, 2011. We also have a restricted cash balance amounting to approximately $21,000 as of May 31, 2011 and 2010. Total current assets decreased from approximately $13,417,000 as of May 31, 2010 to approximately $12,196,000 as of May 31, 2011. Total current liabilities amounted to approximately $942,000 and approximately $576,000 as of May 31, 2010 and May 31, 2011, respectively. The change in our current position as of May 31, 2011 as compared with May 31, 2010 results primarily from the collection of our note receivable issuance during the fiscal year ended May 31, 2011 and the valuation allowance placed on the current portion of our deferred tax assets during the current fiscal year ended May 31, 2011 .

Current global economic conditions have resulted in increased volatility in the financial markets.  The cost of accessing the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and reduced or ceased to provide funding to borrowers.  Adverse changes in the economy could limit our ability to obtain financing from debt or equity sources or could adversely affect the terms on which we may be able to obtain any such financing.  Currently, we have sufficient resources to fund our operations through at least the next twelve months assuming we do not fund any obligations to PDS.

Cash shortfalls currently experienced by PDS and TPL, and continued negative cash flows incurred by PDSG, will have an adverse effect on our liquidity.  Accordingly, we have and may continue to examine alternatives that could allow for the partnering or divestiture of PDSG.  If successful, these measures may provide for a further reduction in expenses and cash use, or additionally in the event of divestiture, cash proceeds, although given the operational history of PDSG to date there can be no guarantee that a divestiture will result in the realization of material consideration.  With respect to PDS and TPL, we do not intend to fund any cash requirements of these entities.

While our current liquid cash resources as of May 31, 2011, are expected to provide the funds necessary to support our operations through at least the next twelve months, the cash flows from our interest in PDS represents our primary significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position as the revenues from our PDSG subsidiary are insufficient to cover the costs of their operations and the costs of Patriot Scientific Corporation as a whole.  While our cash position has been enhanced as a result of our September 2010 auction rate securities settlement with Deutsche Bank, it is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $10,660,674 at May 31, 2011.

Cash Flows From Operating Activities

Cash used in operating activities for the fiscal years ended May 31, 2011 and 2010 was approximately $4,321,000 and $7,317,000, respectively. The principal non-cash components of the current fiscal year were: deferred taxes of approximately $6,215,000 and impairment of intangibles and goodwill of approximately $2,113,000.  These items were offset by: net loss of approximately $11,515,000, and recovery of loan loss of approximately $1,013,000.

Decreases in our net income and equity in earnings of affiliates for the fiscal years ended May 31, 2011 and 2010 are primarily due to the decrease in our share of earnings in our affiliate PDS.

Cash Flows From Investing Activities

Cash provided by investing activities for the fiscal years ended May 31, 2011 and 2010 was approximately $5,698,000 and $11,674,000, respectively.  Decreases were primarily due to decreases in distributions received from PDS.  Cash used during the fiscal year ended May 31, 2011 included approximately $2,205,000 in purchases of certificates of deposit. Cash provided by investing activities during the current fiscal year consisted of approximately $4,961,000 which includes proceeds we received from Deutsche Bank in connection with our ARS settlement, approximately $808,000 in distributions from PDS and approximately $2,141,000 of repayments on our note receivable advances to TPL.

Cash Flows From Financing Activities

Cash used in financing activities for the fiscal years ended May 31, 2011 and 2010 was approximately $3,264,000 and $223,000, respectively.   For the fiscal year ended May 31, 2011, cash of approximately $3,122,000 was used to repay our line of credit with Wedbush and cash of approximately $138,000 was used to repurchase shares of our common stock for treasury.  For the fiscal year ended May 31, 2010 cash of approximately $234,000 was used to repurchase shares of our common stock for treasury.

Capital Resources

While our current liquid cash resources as of May 31, 2011, are expected to provide the funds necessary to support our operations through at least the next twelve months, the cash flows from our interest in PDS represents our primary significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position as the revenues from our PDSG subsidiary are insufficient to cover the costs of their operations and the costs of Patriot Scientific Corporation as a whole.  While our cash position has been enhanced as a result of our September 2010 auction rate securities settlement with Deutsche Bank, it is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $10,660,674 at May 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for the consolidation of variable interest entities.  The objective of this authoritative guidance is to improve financial reporting by enterprises involved with variable interest entities.  The revised authoritative guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  We adopted this guidance on June 1, 2010 and the adoption had no impact on our consolidated financial statements.

In July 2009, the FASB revised the authoritative guidance relating to software revenue recognition to exclude all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. The revised authoritative guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year provided it has not previously issued financial statements for any period within that year. We adopted this guidance on June 1, 2010, and the adoption had no impact on our consolidated financial statements.

In September 2009, the FASB revised the authoritative guidance for revenue arrangements with multiple deliverables.  This revised authoritative guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. This revised authoritative guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under previous requirements. This revised authoritative guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. Early adoption is permitted at the beginning of a company’s fiscal year. We adopted this guidance on June 1, 2010, and the adoption had no impact on our consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning June 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning March 1, 2012. We do not anticipate adoption to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning June 1, 2012 and will result in presentation changes only for our consolidated financial statements.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report and begin on page F-1 with the index to consolidated financial statements.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2011 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2011.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management's report in this Annual Report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In addition, projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

•
Leadership Experience – We seek directors who demonstrate extraordinary leadership qualities.  Strong leaders bring vision, diverse perspectives, and broad business insight to the company.  They demonstrate practical management experience, skills for managing change, and knowledge of industries, geographies and risk management strategies relevant to the company.

•
Finance Experience – We believe that all directors should possess an understanding of finance and related reporting processes.  We also seek directors who qualify as “audit committee financial experts” as defined in rules of the Securities and Exchange Commission for service on the Audit Committee.

•
Industry Experience – We seek directors who have relevant industry experience including: existing and new technologies, new or expanding businesses and a deep understanding of the company’s business environments.

The following table and biographical summaries set forth information, including principal occupation, business experience, other directorships and director qualifications concerning the members of our Board of Directors and our executive officer as of May 31, 2011. There is no blood or other familial relationship between or among our directors or executive officer.  At our annual shareholder meeting in January 2011, we reduced our board seats to three as Helmut Falk Jr., Donald Schrock and Dharmesh Mistry were not re-elected to our board.

NAME	AGE	POSITION and TERM
Carlton M. Johnson, Jr.	51	Director (since August 2001)
Gloria H. Felcyn	64	Director (since October 2002)
Clifford L. Flowers	53	Chief Financial Officer/Secretary (since September 17, 2007) Interim CEO (since October 5, 2009) Director (since January 19, 2011)

CARLTON M. JOHNSON, JR. Carlton Johnson has served as a director of the Company since 2001, and is Chairman of the Executive Committee of the Board of Directors. Mr. Johnson is in-house legal counsel for Roswell Capital Partners, LLC, a position he has held since June 1996. Mr. Johnson has been admitted to the practice of law in Alabama since 1986, Florida since 1982 and Georgia since 1997. He has been a shareholder in the Pensacola, Florida AV- rated law firm of Smith, Sauer, DeMaria Johnson and was President-Elect of the 500 member Escambia-Santa Rosa Bar Association. He also served on the Florida Bar Young Lawyers Division Board of Governors. Mr. Johnson earned a degree in History/Political Science at Auburn University and Juris Doctor at Samford University - Cumberland School of Law. Since 1999, Mr. Johnson has served on the board of directors of Peregrine Pharmaceuticals, Inc., a publicly held emerging bio-tech company.  Mr. Johnson serves as chairman of Peregrine’s audit committee and is a member of Peregrine’s compensation and nominating committees. Since May 2009, Mr. Johnson has served on the board of directors of CryoPort, Inc. a publicly held company providing cost-efficient frozen shipping to biopharmaceutical and biotechnology industries.  Mr. Johnson serves as chairman of CryoPort’s compensation committee and as a member of its audit committee and nomination and governance committee.  Since November 2009, Mr. Johnson has served on the board of directors of ECOtality, Inc. a leader in clean electric transportation and storage technologies.  Mr. Johnson serves on the audit committee and compensation committee of ECOtality.

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

CLIFFORD L. FLOWERS. Cliff Flowers became our Chief Financial Officer and Secretary on September 17, 2007.  On October 5, 2009 Mr. Flowers was named Interim CEO and was elected a director of the Company on January 19, 2011.  From May 2007 to September 17, 2007, Mr. Flowers was the interim CFO for BakBone Software Inc., working as a consultant on behalf of Resources Global Professionals, Inc.  From June 2004 through December 2006, Mr. Flowers was the senior vice president of finance and operations and CFO for Financial Profiles, Inc. a developer and marketer of software for the financial planning industry.  Prior to joining Financial Profiles, Mr. Flowers served as CFO of Xifin, Inc., a provider of hosted software services to the commercial laboratory marketplace.  Prior to Xifin, Mr. Flowers served for nine years in positions of increasing responsibility at Previo, Inc., a developer and marketer of various PC and server-based products, including back up and business continuity offerings.  As CFO of Previo, Mr. Flowers’ global responsibilities included all financial operations and legal affairs.  He earlier served as an audit manager with Price Waterhouse, LLP.  Mr. Flowers is a graduate of San Diego State University with a B.S. summa cum laude in Business Administration with an emphasis in accounting.

The Board of Directors concluded that Mr. Flowers should serve as a director due to his leadership and financial experience combined with the perspective and experience he brings as our current Chief Financial Officer and interim Chief Executive Officer.

Board Leadership Structure

Our bylaws provide that the Chairman of the Board shall preside over all meetings of the Board of Directors.  Our bylaws also state that the Chairman of the Board shall serve as the Chief Executive Officer unless determined otherwise by our Board.  Since October 5, 2009 our Chief Financial Officer has served as our interim CEO and our Board has not appointed a Chairman of the Board.  On January 19, 2011, our Chief Financial Officer who also serves as our interim CEO was elected to the Board of Directors.  During meetings of our Board of Directors, Mr. Johnson, an independent director, serves as Chairman of the Board.

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

Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during fiscal year 2011.

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

ITEM 11.              EXECUTIVE COMPENSATION

The following table summarizes the compensation of the named executive officers for the fiscal years ended May 31, 2011 and 2010.  For fiscal 2011, the named executive officers are our Chief Executive Officer and our Chief Financial Officer.  For fiscal 2010, the named executive officers are our Chief Executive Officer, Chief Financial Officer and Vice President of Business Development.

Summary Compensation Table
For Fiscal Years Ended May 31, 2011 and 2010

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	All Other Compensation ($) (2)	Total Compensation ($)
Frederick C. Goerner, CEO(a)	2010	$95,731	$-		$-	$168,236	$263,967

Clifford L. Flowers, Interim	2011	292,872	-		12,000	8,455	313,327
CEO and CFO
Clifford L. Flowers, Interim	2010	272,103	208,375	(3)	-	8,095	488,573
CEO and CFO

Paul R. Bibeau,	2010	85,354	-		-	18,655	104,009
V.P. Business Development

1.
Represents the aggregate grant date fair value of grants awarded in fiscal 2011 and 2010 computed in accordance with authoritative guidance issued by the Financial Accounting Standards Board.  For the fiscal year ended May 31, 2010, Mr. Goerner forfeited 2,000,000 options due to vesting criteria not being met upon our October 5, 2009 restructuring.

2.	See the All Other Compensation Table below for details of the total amounts represented.

3.	Mr. Flowers was paid a $62,500 discretionary bonus in July 2009 per his employment contract. At May 31, 2010 $145,875 was accrued for his interim CEO bonus which was paid to him in fiscal 2011.

(a)	Mr. Goerner served as CEO until October 5, 2009. Mr. Flowers is currently serving as Interim CEO.

All Other Compensation Table
For Fiscal Years Ended May 31, 2011 and 2010

Name and Principal Position	Year	Vacation Payout On Termination ($)	401(k) Company Match ($)	Severance ($) (1)	Other ($) (2)	Total ($)
Frederick C. Goerner, CEO	2010	$7,267	$3,023	$145,833	$12,113	$168,236

Clifford L. Flowers, Interim	2011	-	8,455	-	-	8,455
CEO and CFO
Clifford L. Flowers, Interim	2010	-	8,095	-	-	8,095
CEO and CFO

Paul R. Bibeau,	2010	3,050	2,624	12,981	-	18,655
V.P. Business Development

1.	Severance for both Mr. Goerner and Mr. Bibeau was paid entirely in fiscal 2010.

2.	Consists of $3,500 in outplacement services and $8,613 in health and dental insurance premium reimbursement payments to Mr. Goerner in connection with his Separation Agreement.

The following table shows the number of shares covered by exercisable and un-exercisable options held by our named executive officers as of May 31, 2011.

 Outstanding Equity Awards
As of May 31, 2011

Name	Number of Securities Underlying Options (#)Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date
Clifford L. Flowers	750,000	(1)	-	0.45	9/17/2012
	150,000		-	0.10	6/3/2015

1.	On October 5, 2009, in connection with Mr. Flowers’ appointment as Interim CEO, the Compensation Committee authorized his unvested options to immediately vest.

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

Director Compensation

As described more fully below, this table summarizes the annual cash compensation for our non-employee directors during the fiscal year ended May 31, 2011.

Director Compensation
For Fiscal Year Ended May 31, 2011

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)	All Other Compensation	Total Compensation ($)
Carlton M. Johnson, Jr.	$122,400	(1)	$20,000	--	$142,400
Gloria H. Felcyn	96,000	(2)	20,000	--	116,000
Helmut Falk, Jr.	24,000	(3)	-	--	24,000
Donald E. Schrock	38,400	(4)	-	--	38,400
Dharmesh Mistry	56,000	(5)	-	--	56,000

1.	Consists of $28,800 board fee, $36,000 Phoenix Digital Solutions, LLC management committee fee, $28,800 Compensation Committee Chair fee and $28,800 Executive Committee Chair fee.

2.	Consists of $28,800 board fee and $67,200 Audit Committee Chair fee.

3.	Mr. Falk was paid board fees through January 2011. Mr. Falk was not nominated to be reelected at our annual meeting of stockholders in January 2011.

4.
Consists of $19,200 board fee and $19,200 Corporate Development, M & A Committee Chair fee through January 2011.  Mr. Schrock was not nominated to be reelected at our annual meeting of stockholders in January 2011.

5.	Consists of $24,000 board fee and $32,000 Technology Committee Chair fee through January 2011. Mr. Mistry was not nominated to be reelected at our annual meeting of stockholders in January 2011.

At May 31, 2011, the aggregate number of options outstanding was:  Mr. Johnson – 450,000 shares and Ms. Felcyn – 450,000 shares.

Directors who are not our employees are compensated for their service as a director as shown in the table below:

Schedule of Director Fees
May 31, 2011

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

The following table sets forth, as of August 12, 2011, the stock ownership of each of our officers and directors, of all our officers and directors as a group, and of each person known to us to be a beneficial owner of 5% or more of our Common Stock. The number of shares of Common Stock outstanding as of August 12, 2011, was 406,972,710.  Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. Each individual’s address is 701 Palomar Airport Road, Suite 170, Carlsbad, California 92011-1045.

Name	Amount & Nature of Beneficial Ownership		Percent of Class
Gloria H. Felcyn, CPA	1,259,700	(1)	*
Carlton M. Johnson, Jr.	975,000	(2)	*
Clifford L. Flowers	900,000	(3)	*
All directors & officers as a group (3 persons)	3,134,700	(4)	0.77%

*Less than 1%

(1)	Includes 450,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 12, 2011.

(2)	Includes 450,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 12, 2011.

(3)	Represents shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 12, 2011.

(4)	Includes 1,800,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 12, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Directors, Executive Officers and Principal Stockholders

There were no transactions, or series of transactions during the fiscal year ended May 31, 2011, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $120,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater stockholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest other than as described below.

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

Audit Fees

During the fiscal years ended May 31, 2011 and 2010, the aggregate fees billed by our principal accountants for professional services rendered for the audit of our annual financial statements, audits of effectiveness of internal control over financial reporting for fiscal 2010 only, and reviews of quarterly financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings were $166,650 and $229,900, respectively.

Audit-Related Fees

None.

Tax Fees

During the fiscal years ended May 31, 2011 and 2010, the aggregate fees billed by our principal accountant for tax compliance, tax advice and tax planning rendered on our behalf were $13,708 and $18,934, respectively, which related to the preparation of federal and state income tax returns.

All Other Fees

Our principal accountant billed no other fees for the fiscal years ended May 31, 2011 and 2010, except as disclosed above.

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

1.
Financial Statements. The following consolidated financial statements and Report of Independent Registered Public Accounting Firm are included starting on page F-1 of this Report:

Patriot Scientific Corporation

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of May 31, 2011 and 2010
Consolidated Statements of Operations for the Years Ended May 31, 2011 and 2010
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the Years Ended May 31, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended May 31, 2011 and 2010
Notes to Consolidated Financial Statements

Phoenix Digital Solutions, LLC

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm
Balance Sheets as of May 31, 2011 and 2010
Statements of Income for the Years Ended May 31, 2011 and 2010
Statement of Members’ Equity for the Years Ended May 31, 2011 and 2010
Statements of Cash Flows for the Years Ended May 31, 2011 and 2010
Notes to Financial Statements

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

3.5	Certificate of Merger issued by the Delaware Secretary of State on May 8, 1992, incorporated by reference to Exhibit 3.5 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)
3.6	Certificate of Merger issued by the Colorado Secretary of State on May 12, 1992, incorporated by reference to Exhibit 3.6 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)
3.7	Bylaws of the Company, incorporated by reference to Exhibit 3.7 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)
4.1	Specimen common stock certificate, incorporated by reference to Exhibit 4.1 Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)
4.2†	2003 Stock Option Plan of the Company dated July 2, 2003 incorporated by reference to Exhibit 4.27 to Registration Statement on Form S-8 filed September 4, 2003 (Commission file No. 333-108489)
4.3†	2006 Stock Option Plan of the Company as amended and restated, incorporated by reference to Appendix C to the Company Proxy Statement filed September 22, 2008 (Commission file No. 000-22182)
10.1
Master Agreement, dated as of June 7, 2005, by and among the Company, Technology Properties Limited Inc., a California corporation and Charles H. Moore, an individual, incorporated by reference to Exhibit 10.40 to Form 8-K filed June 15, 2005 (Commission file No. 000-22182)

10.2
Commercialization Agreement dated as of June 7, 2005 by and among the JV LLC, Technology Properties Limited Inc., a California corporation, and the Company, incorporated by reference to Exhibit 10.41 to Form 8-K filed June 15, 2005 (Commission file No. 000-22182)

10.3
Limited Liability Company Operating Agreement of JV LLC, a Delaware limited liability company, dated as of June 7, 2005, incorporated by reference to Exhibit 10.42 to Form 8-K filed June 15, 2005 (Commission file No. 000-22182)

10.4†
Employment Agreement dated September 17, 2007 by and between the Company and Clifford L. Flowers, incorporated by reference to Exhibit 10.1 to Form 8-K filed September 19, 2007 (Commission file No. 000-22182)

10.5†
Employment Agreement dated February 29, 2008 by and between the Company and Frederick C. Goerner, incorporated by reference to Exhibit 99.1 to Form 8-K filed May 20, 2008 (Commission file No. 000-22182)

10.6*	Form of Indemnification Agreement by and between the Company and the Board of Directors
14.1	Code of Ethics for Senior Financial Officers incorporated by reference to Exhibit 14.1 to Form 10-K for the fiscal year ended May 31, 2003, filed August 29, 2003 (Commission file No. 000-22182)
21*	List of subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Clifford L. Flowers, Interim CEO, pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Clifford L. Flowers, CFO, pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32.1*	Certification of Clifford L. Flowers, Interim CEO and CFO, pursuant to 18 U.S.C. Section 1350
99.1
Form of Incentive Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8 filed March 26, 2001 (Commission file No. 333-57602)

99.2
Form of Non-Qualified Stock Option Agreement to the Company’s 2001 Stock Option Plan incorporated by reference to Exhibit 99.7 to Registration Statement on Form S-8 filed March 26, 2001 (Commission file No. 333-57602)

99.3
Form of Incentive Stock Option Agreement to the Company’s 2003 Stock Option Plan incorporated by reference to Exhibit 99.8 to Registration Statement on Form S-8 filed September 4, 2003 (Commission file No. 333-108489)

99.4
Form of Non-Qualified Stock Option Agreement to the Company’s 2003 Stock Option Plan incorporated by reference to Exhibit 99.9 to Registration Statement on Form S-8 filed September 4, 2003 (Commission file No. 333-108489)

99.5
Form of Incentive Stock Option Agreement to the Company’s 2006 Stock Option Plan incorporated by reference to Exhibit 99.10 on Form 10-K for the fiscal year ended May 31, 2009, filed August 14, 2009 (Commission file No. 000-22182)

99.6
Form of Non-Qualified Stock Option Agreement to the Company’s 2006 Stock Option Plan incorporated by reference to Exhibit 99.11 on Form 10-K for the fiscal year ended May 31, 2009, filed August 14, 2009 (Commission file No. 000-22182)

Patriot Scientific Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Patriot Scientific Corporation

We have audited the accompanying consolidated balance sheets of Patriot Scientific Corporation and subsidiaries (the "Company") as of May 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the two years in the period ended May 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting for the year ended May 31, 2011. Our audit for the year ended May 31, 2011 included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion for the year ended May 31, 2011. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patriot Scientific Corporation and subsidiaries as of May 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the two years in the period ended May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP
Costa Mesa, California
August 29, 2011

Patriot Scientific Corporation
Consolidated Balance Sheets

May 31,	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$8,453,665	$10,340,110
Restricted cash and cash equivalents	20,809	20,705
Current portion of marketable securities	2,207,009	12,105
Accounts receivable	187,465	149,504
Accounts receivable – affiliated company	129,345	7,010
Notes receivable, net	-	1,116,382
Work-in-process	30,581	136,637
Prepaid income taxes	904,200	930,272
Current portion of deferred tax assets	-	472,707
Prepaid expenses and other current assets	262,629	231,718
Total current assets	12,195,703	13,417,150

Marketable securities, net of current portion	-	5,133,835
Property and equipment, net	17,613	37,099
Goodwill	-	642,981
Other intangible assets, net	-	1,722,222
Deferred tax assets, net of current portion	-	5,911,732
Other assets	83,804	43,033
Investment in affiliated company	300,283	507,629
Total assets	$12,597,403	$27,415,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$328,245	$493,519
Accrued expenses and other	196,830	292,004
Deferred revenue	50,502	156,084
Total current liabilities	575,577	941,607

Other non-current liabilities	3,240	-
Long term debt, including accrued interest	-	3,122,144
Total liabilities	578,817	4,063,751

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,167,618 shares issued and 407,526,799 shares outstanding at May 31, 2011 and 438,167,618 shares issued and 408,821,071 shares outstanding at May 31, 2010	4,381	4,381
Additional paid-in capital	77,314,301	77,241,227
Accumulated deficit	(51,077,059)	(39,561,669)
Common stock held in treasury, at cost – 30,640,819 shares at May 31, 2011 and 29,346,547 shares at May 31, 2010	(14,223,037)	(14,085,015)
Accumulated other comprehensive loss	-	(246,994)
Total stockholders’ equity	12,018,586	23,351,930
Total liabilities and stockholders’ equity	$12,597,403	$27,415,681

See accompanying notes to consolidated financial statements

Patriot Scientific Corporation
Consolidated Statements of Operations

Years Ended May 31,	2011	2010
Revenues:
License and service revenue	$468,678	$567,934

Cost of sales:
License and service revenue	76,242	119,568
Amortization of purchased intangibles	252,593	551,154
Impairment of purchased intangibles	1,469,629	3,530,263
Total cost of sales	1,798,464	4,200,985
Gross loss	(1,329,786)	(3,633,051)

Operating expenses:
Research and development	753,017	1,503,724
Selling, general and administrative	3,713,240	6,530,972
Impairment of goodwill	642,981	1,096,268
Total operating expenses	5,109,238	9,130,964
Operating loss	(6,439,024)	(12,764,015)

Other income (expense):
Interest and other income	109,246	154,482
Interest expense	(20,810)	(80,567)
Gain on sale of Verras Medical, Inc. assets	-	182,397
Gain on sale of Vigilys business line	60,000	-
Recovery of (reserve for) loan loss	1,013,151	(1,013,151)
Impairment of investment in affiliated companies	-	(1,548,807)
Realized loss on sale of marketable securities	(600,879)	-
Equity in earnings of affiliated companies, net	600,460	4,461,483
Total other income, net	1,161,168	2,155,837

Loss before income taxes	(5,277,856)	(10,608,178)

Provision (benefit) for income taxes	6,237,534	(3,928,357)

Net loss	$(11,515,390)	$(6,679,821)

Basic loss per common share	$(0.03)	$(0.02)

Diluted loss per common share	$(0.03)	$(0.02)

Weighted average number of common shares outstanding - basic	405,252,953	407,051,407

Weighted average number of common shares outstanding - diluted	405,252,953	407,051,407

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

	Common Stock					Accumulated
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Other Comprehensive Loss	Stockholders’ Equity	Comprehensive Loss
Balance, June 1, 2009	410,354,054	$4,380	$77,008,332	$(32,881,848)	$(13,850,659)	$(629,314)	$29,650,891
Exercise of options at $0.07 per share	100,000	1	7,449				7,450
Share-based compensation			221,642				221,642
Tax effect of exercise of stock options			3,804				3,804
Purchase of common stock for treasury	(1,632,983)	-	-	-	(234,356)	-	(234,356)
Net loss				(6,679,821)			(6,679,821)	(6,679,821)
Unrealized gain on investments, net of tax	-	-	-	-	-	382,320	382,320	382,320
Total comprehensive loss								$(6,297,501)
Balance, May 31, 2010	408,821,071	$4,381	$77,241,227	$(39,561,669)	$(14,085,015)	$(246,994)	$23,351,930
Share-based compensation		-	76,879	-	-	-	76,879
Tax effect of exercise of stock options		-	(3,805)	-	-	-	(3,805)
Purchase of common stock for treasury	(1,294,272)	-	-	-	(138,022)	-	(138,022)
Net loss		-	-	(11,515,390)	-	-	(11,515,390)	(11,515,390)
Reversal of unrealized loss due to recognition in current fiscal year						246,994	246,994	246,994
Total comprehensive loss								$(11,268,396)
Balance May 31, 2011	407,526,799	$4,381	$77,314,301	$(51,077,059)	$(14,223,037)	$-	$12,018,586

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation
Consolidated Statements of Cash Flows

Years Ended May 31,	2011	2010
Operating activities:
Net loss	$(11,515,390)	$(6,679,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	277,163	602,226
Share-based compensation relating to issuance of stock options	76,879	221,642
Impairment of intangibles	1,469,629	3,530,263
Impairment of goodwill	642,981	1,096,268
Accrued interest income added to investments and notes receivable	(13,826)	(55,020)
Equity in earnings of affiliated companies	(600,460)	(4,461,483)
Realized loss on sale of marketable securities	600,879	-
Impairment of investment in affiliated companies	-	1,548,807
Gain on sale of Verras Medical, Inc. assets	-	(182,397)
Gain on sale of Vigilys business line	(60,000)	-
Loss on sale of assets	1,719	3,122
Reserve for (recovery of) loan loss	(1,013,151)	1,013,151
Deferred income taxes	6,215,268	(3,508,416)
Changes in operating assets and liabilities:
Accounts receivable	(37,961)	18,146
Receivable from affiliated company	(122,335)	(1,543)
Work-in-process	106,056	(109,358)
Prepaid expenses and other current assets	(11,682)	83,213
Prepaid income taxes	26,072	(423,746)
Deferred revenue	(105,582)	129,773
Accounts payable and accrued expenses	(257,208)	(142,083)
Net cash used in operating activities	(4,320,949)	(7,317,256)
Investing activities:
Proceeds from sale of marketable securities	4,961,226	6,146,187
Purchases of marketable securities	(2,205,000)	-
Proceeds from sale of restricted investments	-	31,643
Purchases of property and equipment	(6,803)	(72,669)
Issuance of note receivable	-	(2,005,000)
Repayment of note receivable	2,141,246	628,112
Investments in affiliated companies	-	(612,500)
Distributions from affiliated company	807,806	7,557,827
Net cash provided by investing activities	5,698,475	11,673,600
Financing activities:
Proceeds from exercise of common stock options	-	7,450
Repurchase of common stock for treasury	(138,022)	(234,356)
Tax effect of expiration/cancellation/exercise of stock options	(3,805)	3,804
Payment on note payable	(3,122,144)	-
Net cash used in financing activities	(3,263,971)	(223,102)
Net increase (decrease) in cash and cash equivalents	(1,886,445)	4,133,242
Cash and cash equivalents, beginning of year	10,340,110	6,206,868
Cash and cash equivalents, end of year	$8,453,665	$10,340,110

Patriot Scientific Corporation
Consolidated Statements of Cash Flows, continued

Years Ended May 31,	2011	2010

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$137,785	$-
Cash payments for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized recovery on investments in marketable securities charged to other comprehensive income adjusted for deferred tax benefit	$-	$382,320
Reversal of unrealized loss charged to other comprehensive income at May 31, 2010 adjusted for deferred tax benefit due to recognition of loss in current fiscal year	$(246,994)	$-

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

Our primary operating activity has been as an intellectual property company that licenses our jointly held patent portfolio technology, through our interest in PDS, to others and litigates against those who infringe upon the patent portfolio technology.  Through the acquisition of PDSG, an additional primary operating activity is providing data sharing services and secure data solutions.

Liquidity and Management’s Plans

Cash shortfalls currently experienced by PDS and TPL, and continued negative cash flows incurred by PDSG, will have an adverse effect on our liquidity.  Accordingly, we have and may continue to examine alternatives that could allow for the partnering or divestiture of PDSG.  If successful, these measures may provide for a further reduction in expenses and cash use, or additionally in the event of divestiture, cash proceeds, although given the operational history of PDSG to date there can be no guarantee that a divestiture will result in the realization of material consideration.  With respect to PDS and TPL, we do not intend to fund any cash requirements of these entities.

While our current liquid cash resources as of May 31, 2011, are expected to provide the funds necessary to support our operations through at least the next twelve months, the cash flows from our interest in PDS represents our primary significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position as the revenues from our PDSG subsidiary are insufficient to cover the costs of their operations and the costs of Patriot Scientific Corporation as a whole.  While our cash position has been enhanced as a result of our September 2010 auction rate securities settlement with Deutsche Bank, it is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $10,660,674 at May 31, 2011.

2. Summary of Significant Accounting Policies

Basis of Consolidation
The consolidated balance sheet at May 31, 2011 includes our accounts and those of our wholly owned subsidiary PDSG which includes Crossflo Systems, Inc., and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.  In August 2010, we sold the business line Vigilys.

The consolidated balance sheet at May 31, 2010 includes our accounts and those of our wholly owned subsidiary PDSG which includes our acquisitions of Crossflo Systems, Inc., the business line Vigilys and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.  In January 2010, we sold the assets of Verras Medical, Inc.

The consolidated statement of operations for the fiscal year ended May 31, 2011 includes our accounts, and those of our wholly owned subsidiary PDSG which includes Crossflo Systems, Inc., the business line Vigilys (until August 2010) and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Basis of Consolidation (continued)
The consolidated statement of operations for the fiscal year ended May 31, 2010 includes our accounts, and those of our wholly owned subsidiary PDSG which includes Crossflo Systems, Inc., the operations of Verras Medical, Inc. (until January 2010), and the business line Vigilys and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.

Financial Instruments and Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, investments in marketable securities, and trade accounts receivable.

At times, our balance of cash maintained with our bank may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured limit of $250,000. At May 31, 2011 and 2010, neither PTSC’s nor PDSG’s cash and cash equivalents balances subject to FDIC insurance exceeded the FDIC limit.  At May 31, 2011 and 2010, PTSC’s cash and cash equivalents balance consisting of money market accounts not subject to FDIC insurance was $8,080,005 and $10,095,240, respectively.  We limit our exposure of loss by maintaining our cash with financially stable financial institutions. When we have excess cash, our cash equivalents are placed in certificates of deposit and high quality money market accounts with major financial institutions. We believe this investment policy limits our exposure to concentrations of credit risk.

At May 31, 2011, investments in marketable securities consist of certificates of deposit with maturities greater than three months.  Each certificate of deposit is invested with a financial institution for $245,000 or less so as not to exceed the FDIC insurance limit.

At May 31, 2010, investments in marketable securities consisted of AAA rated student loan auction rate instruments issued by various state agencies pursuant to the Federal Family Educational Loan Program (“FFELP”).  These investments were collateralized in excess of the underlying obligations, were insured by the various state educational agencies, and were guaranteed by the Department of Education as an insurer of last resort.

Concentrations of credit risk with respect to accounts receivable can be significant. We routinely assess the financial strength of our customers and, as a consequence, believe that our accounts receivable credit risk exposure is limited. Generally, we do not require collateral or other security to support customer receivables.  The table below illustrates PDSG’s gross accounts receivable concentrations by customer as of May 31, 2011 and 2010:

	2011	2010
Customer A	13.2%	71.5
Customer B	-	22.1
Customer C	71.3%	-
Customer D	15.5%	-

Fair Value of Financial Instruments
Our financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and long term debt.  The carrying value of these financial instruments, other than the investments in marketable securities consisting of auction rate securities, approximates fair value because of the immediate or short-term maturity of the instruments.  The interest rate on our long term debt was based on market indices,  The fair value of our cash equivalents and investments in marketable securities is determined based on quoted prices in active markets for identical assets or Level 1 inputs. The fair value of our auction rate securities was based on Level 3 inputs. Level 3 inputs are unobservable inputs used to estimate the fair value of assets or liabilities and are utilized to the extent observable inputs are not available. We recognize transfers between Levels 1 through 3 of the fair value hierarchy at the beginning of the reporting period. We believe that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Cash Equivalents, Restricted Cash, and Short-Term Marketable Securities
For purposes of balance sheet classification and the statements of cash flows, we consider all highly liquid investments acquired with a maturity of three months or less to be cash equivalents.

Restricted cash and cash equivalents at May 31, 2011 and 2010 consist of a savings account held as collateral for our corporate credit card account.

At May 31, 2011 our short-term marketable securities in the amount of $2,207,009 consist of certificates of deposit with various financial institutions, with maturity dates of twelve months or less.

Accounts Receivable
At May 31, 2011 and 2010, our accounts receivable consists of the accounts of PDSG.  PDSG’s accounts receivable consist of trade receivables recorded at the original invoice amount, less an estimated allowance for uncollectible accounts of which there was none at May 31, 2011 and 2010.  Trade receivables are periodically evaluated for collectibility based on past credit histories with customers and their current financial condition.  Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised.  Trade receivables that are deemed uncollectible are written off against the allowance for uncollectible accounts.

Work-In-Process
At May 31, 2011 and 2010, work-in-process represents the excess of recognized revenue over invoices to customers on PDSG’s current contracts in-progress.

Investments in Marketable Securities
We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date.  Our investments in marketable securities have been classified and accounted for as available-for-sale based on management’s investment intentions relating to these securities.  Available-for-sale marketable securities are stated at fair value.  Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income (loss).  We follow the authoritative guidance to assess whether our investments with unrealized loss positions are other than temporarily impaired.  Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations.  During the year ended May 31, 2011, we disposed of our remaining investments in auction rate securities which had an aggregate fair value of $5.2 million (see Note 4).

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

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets
Management assesses the recoverability of our long-lived assets by determining whether the carrying value can be recovered through projected undiscounted future cash flows for identifiable intangible assets with infinite lives and based on a valuation utilizing the income approach for goodwill.  The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets (continued)
Based on a combination of factors occurring during fiscal 2011 and fiscal 2010, including the current economic environment, market conditions, and decline in value of our common stock, management has determined that indicators for impairment of goodwill and intangible assets existed.

The inability of PDSG to meet its business plan and the general economic environment were indicators of potential impairment on our goodwill and intangible assets, accordingly, management determined that goodwill was impaired by approximately $643,000 and $1,096,000, respectively, for the fiscal years ended May 31, 2011 and 2010 and PDSG’s intangibles were impaired by approximately $1,470,000 and $3,530,000, respectively, for the fiscal years ended May 31, 2011 and 2010.  We have recorded these as impairments of goodwill and purchased intangibles on our consolidated statements of operations for the fiscal years ended May 31, 2011 and 2010 in general and administrative expenses and cost of sales, respectively.

Investments in Affiliated Companies
We have a 50% interest in PDS (see Note 9). Effective June 1, 2010, we adopted new authoritative guidance for consolidation of variable interest entities (“VIE”).  The adoption of this guidance did not have a material effect on our consolidated financial statements.  As of the date of this filing, PDS is a VIE of which we are not the primary beneficiary and therefore do not consolidate PDS’ accounts with our own as we cannot direct the licensing activity of TPL on behalf of PDS.  This investment is accounted for using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee which is presented in the consolidated statements of operations in the caption “Equity in earnings of affiliated companies, net” and also is adjusted by contributions to and distributions from PDS.

We had a 39.4% interest in Talis (see Note 9).  Prior to the write-off of our investment in Talis during the quarter ended August 31, 2009, we were accounting for our investment using the equity method of accounting.  Under the equity method of accounting, the investment, originally recorded at cost, was adjusted to recognize our share of net earnings or losses of the investee and was presented in the consolidated statements of operations in the caption “Equity in earnings of affiliated companies, net.”  In December 2009,  Talis was dissolved.

We owned 37.1% of the preferred stock of Avot (see Note 9).  Prior to the write-off of our investment in Avot during the quarter ended November 30, 2009, we were accounting for our investment at cost since we did not have the ability to exercise significant influence over the operating and financial policies of Avot.  During March 2010, Avot sold substantially all of its assets and we collected our note receivable and accrued interest.

We own 100% of the preferred stock of Holocom (see Note 9). Prior to impairment, this investment was accounted for at cost since we did not have the ability to exercise significant influence over the operating and financial policies of Holocom.

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

During the fiscal year ended May 31, 2010, management determined that: our investment in Talis was impaired by approximately $680,000, our investment in Avot was impaired by approximately $433,000 and that the inability of Holocom to meet its business plan, raise capital, and the general economic environment were indicators of impairment on our investment, and accordingly we wrote-off our investment in the preferred stock of Holocom amounting to approximately $435,000.  We have recorded these as “Impairment of investment in affiliated companies, net” on our consolidated statement of operations in other income (expense) for the fiscal year ended May 31, 2010.

Treasury Stock
We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Comprehensive Income (Loss)
Comprehensive income (loss) as presented in the consolidated statements of stockholders’ equity includes unrealized gains and losses which are excluded from the consolidated statements of operations.  For the fiscal year ended May 31, 2010, this amount included unrealized gains and losses on investments classified as available-for-sale.  The amount is presented net of fiscal year 2010 tax-related expense of $253,126.  For the fiscal year ended May 31, 2011 due to the settlement of our ARS, we reversed the unrealized loss of $416,165 adjusted for deferred tax benefit of $169,171 as of August 31, 2010.

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

PDSG has not yet demonstrated VSOE for the professional services that are rendered in conjunction with its software license sales.  In accordance with the hierarchy we attempt to establish the selling price of professional services using TPE.  PDSG’s product contains significant differentiation such that the comparable pricing of products with similar functionality cannot be obtained.  PDSG is typically not able to obtain TPE for professional services.

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

Due to the fact that the majority of PDSG’s contracts require significant customization of software, we are recognizing revenue for the CDX software licenses and professional services over the customization period using contract accounting which reflects continuous release of control of the software to the customer. The adoption of this guidance did not have a material effect on our consolidated financial statements.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Selling, General and Administrative
Selling expenses include items such as sales salaries and commissions, marketing and advertising costs and consultant services.  Advertising costs are expensed as incurred and were not significant for the fiscal years ended May 31, 2011 and 2010.  General and administrative expenses include costs for items such as salaries, legal and accounting, and insurance.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that the deferred tax assets recorded on our balance sheet will not be recovered. Accordingly, we have a full valuation allowance on our net deferred tax assets.

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

Net Loss Per Share
Basic net loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. At May 31, 2011 potential common shares of 3,010,000 related to our outstanding options were not included in the calculation of diluted income per share as we had no income.  At May 31, 2010 potential common shares of 5,962,917 related to our outstanding warrants and options were not included in the calculation of diluted income per share as we had no income.  Had we reported net income for the years ended May 31, 2011 and 2010, an additional 755,000 and 410,000, respectively, shares of common stock would have been included in the calculation of diluted income per share.

In connection with our acquisition of Crossflo, which is now a part of PDSG, we issued 2,844,630 escrow shares that are contingent upon certain representations and warranties made by Crossflo at the time of the merger agreement (see Note 14).  We exclude these escrow shares from the basic loss per share calculations and include the escrowed shares in the diluted earnings per share calculations.

The following presents the basic loss per share for the years ended May 31, 2011 and 2010:

	Year Ended May 31, 2011
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net loss	$(11,515,390)	405,252,953	$(0.03)
Diluted EPS:	-	-
Loss available to common shareholders	$(11,515,390)	405,252,953	$(0.03)

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Net Loss Per Share (continued)

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

Share-Based Compensation
Share-based compensation expense recognized during the year is based on the grant date fair value of the portion of share-based payment awards ultimately expected to vest during the year.  As share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeiture rates are based on historical forfeiture experience and estimated future employee forfeitures.

Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for the consolidation of variable interest entities.  The objective of this authoritative guidance is to improve financial reporting by enterprises involved with variable interest entities.  The revised authoritative guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  We adopted this guidance on June 1, 2010 and the adoption had no impact on our consolidated financial statements.

In July 2009, the FASB revised the authoritative guidance relating to software revenue recognition to exclude all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. The revised authoritative guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year provided it has not previously issued financial statements for any period within that year. We adopted this guidance on June 1, 2010, and the adoption had no impact on our consolidated financial statements.

In September 2009, the FASB revised the authoritative guidance for revenue arrangements with multiple deliverables.  This revised authoritative guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. This revised authoritative guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under previous requirements. This revised authoritative guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. Early adoption is permitted at the beginning of a company’s fiscal year. We adopted this guidance on June 1, 2010, and the adoption had no impact on our consolidated financial statements.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued guidance to amend the disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning June 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning March 1, 2012. We do not anticipate adoption to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning June 1, 2012 and will result in presentation changes only for our consolidated financial statements.

3. Goodwill and Other Intangible Assets

Goodwill originating from acquisitions is not amortized and is tested for impairment on an annual basis and between annual tests based on certain circumstances.

Purchased intangible assets were being amortized over a period of 9 months to 10 years.  After impairment, the technology of PDSG was being amortized over 81 months.

Management’s plan of restructuring on October 5, 2009 and the continuing inability of PDSG to meet its business plan were indicators of potential impairment on our intangible assets. Accordingly, during the fiscal years ended May 31, 2011 and 2010, it was determined that intangibles were impaired by approximately $1,470,000 and $3,530,000, respectively.  We have recorded this as an impairment of purchased intangibles on our consolidated statements of operations for the fiscal years ended May 31, 2011 and 2010.

The following tables present detail of our other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations and asset purchases:

	Estimated Life in Years	Allocated Value	Accumulated Amortization	Impairment	Net Carrying Value May 31, 2011

Technologies and processes	6.75	$1,722,222	$(252,593)	$(1,469,629)	$-

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Goodwill and Other Intangible Assets (continued)

	Estimated				Net Carrying Value
	Life in	Allocated	Accumulated		May 31,
	Years	Value	Amortization	Impairment	2010

Customer contracts –open orders	0.75	$63,600	$(63,600)	$-	$-
Customer relationships	5.00	65,000	(11,064)	(53,936)	-
Maintenance agreements	4.00	75,400	(23,565)	(51,835)	-
Trademarks/names	10.00	124,500	(11,972)	(112,528)	-
Technologies and processes	5.00–8.00	6,136,900	(1,102,714)	(3,311,964)	1,722,222
		$6,465,400	$(1,212,915)	$(3,530,263)	$1,722,222

We have included the amortization expense and related impairment charges on intangible assets that relate to products sold in cost of sales.

The amortization expense related to intangible assets was as follows:

	Fiscal Year Ended	Fiscal Year Ended
	May 31, 2011	May 31, 2010
Amortization of intangible assets included in:
Cost of sales	$252,593	$551,154

Management’s plan of restructuring on October 5, 2009 and the continuing inability of PDSG to meet its business plan were indicators of potential impairment on our goodwill. Accordingly, during the fiscal years ended May 31, 2011 and 2010, management determined that goodwill was impaired by an aggregate of approximately $643,000 and $1,096,000, respectively.  We have recorded this as an impairment of goodwill on our consolidated statement of operations for the fiscal years ended May 31, 2011 and 2010.

The changes in the carrying amount of goodwill for the fiscal years ended May 31, 2011 and 2010 are as follows:

Balance, June 1, 2009	$1,739,249
Impairment of Verras goodwill	(196,512)
Impairment of Vigilys goodwill	(110,004)
Impairment of Crossflo goodwill	(789,752)
Balance, May 31, 2010	$642,981
Impairment of Crossflo goodwill	(642,981)
Balance, May 31, 2011	$-

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements

At May 31, 2011, our current portion of marketable securities in the amount of $2,207,009 consists of the par value plus accrued interest of time deposits.  At May 31, 2010, our current portion of marketable securities in the amount of $12,105 consists of accrued interest receivable on our auction rate securities which was receivable semi-annually according to the terms specified in each auction rate security instrument.  These values are reported at cost, which approximate fair market value.

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

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at May 31, 2011 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash:
Cash	$128,655	$128,655	$-	$-
Restricted cash	20,809	20,809	-	-
Cash equivalents:
Money market funds	8,080,005	8,080,005	-	-
Certificates of deposit	245,005	245,005	-	-
Marketable securities:
Certificates of deposit	2,207,009	2,207,009	-	-
Total	$10,681,483	$10,681,483	$-	$-

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Fair Value Measurements (continued)

		Fair Value Measurements at May 31, 2010 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash:
Cash	$244,870	$244,870	$-	$-
Restricted cash	20,705	20,705	-	-
Cash equivalents:
Money market funds	10,095,240	10,095,240	-	-
Marketable securities:
Auction rate securities	5,133,835	-	-	5,133,835
Total	$15,494,650	$10,360,815	$-	$5,133,835

The following table summarizes the activity for the period by investment type for the fiscal years ended May 31, 2011 and 2010:

	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Time Deposits	Auction Rate Securities
Beginning balance June 1, 2010	$-	$5,133,835
Purchases and interest	2,452,014	-
Total realized/unrealized recovery (losses):
Realized loss included in earnings	-	(600,879)
Reversal of unrealized losses included in other comprehensive income (loss)	-	416,165
Settlements	-	(350,000)
Settlements	-	(4,599,121)
Ending balance May 31, 2011	$2,452,014	$-

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Fair Value Measurements (continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Beginning balance, June 1, 2009	$10,598,389
Transfers in to Level 3	—
Total realized/unrealized recovery (losses):	—
Included in earnings	—
Recoveries of unrealized losses included in other comprehensive loss	635,446
Unrealized losses included in other comprehensive income (loss)	-
Settlements	(6,100,000)
Ending balance, May 31, 2010	$5,133,835

Total amount of unrealized losses for the fiscal year ended May 31, 2010 included in accumulated other comprehensive loss (before taxes) attributable to the change in fair market value relating to assets still held at the reporting date.	$(416,165)

During the fiscal year ended May 31, 2011 we purchased certificates of deposit with varying maturity dates.  The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2011:

	May 31, 2011
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in one year or less	$2,452,014	$-	$2,452,014

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

As a result of temporary declines in the fair value of our auction rate securities, which we attributed to liquidity issues rather than credit issues, we recorded an unrealized loss of $246,994 in other comprehensive loss at May 31, 2010 which represented the gross valuation adjustment of $416,165, net of the related tax benefit of $169,171.

Due to the uncertainty surrounding the timing of a market recovery, we classified our auction rate securities as long- term investments in our consolidated balance sheet as of May 31, 2010.

During September 2010, we reached a confidential settlement agreement with Deutsche Bank.  Under terms of the agreement, we transferred approximately $5.2 million in illiquid auction rate securities instruments to Deutsche Bank for a substantial portion of the face value of the securities, and if the instruments are redeemed by a certain date then we will receive the full face amount of the instruments.  On October 4, 2010, we received settlement proceeds from Deutsche Bank of $4,551,260 plus $6,330 of interest income.  During the fiscal year ended May 31, 2011 we received proceeds of $47,860 pursuant to this agreement and during June 2011 we received proceeds of $39,005 based on partial redemptions of these securities at par value.

During June 2008, we obtained a credit facility for as long as needed, which provided for financing up to 50% of the par value balance of our outstanding auction rate securities on that date. The facility was collateralized by the full value of the outstanding auction rate securities, required no origination fee, and bore interest at the federal funds rate plus 3% (see Note 11).  On September 20, 2010, we paid $2,642,954, which consisted of the balance on the credit facility at August 31, 2010 plus interest through September 20, 2010.  The credit facility was terminated in connection with the settlement agreement with Deutsche Bank.

5.  Accounts Receivable

Trade accounts receivable at May 31, 2011 and 2010 is $187,465 and $149,504, respectively, which relates entirely to PDSG.  No allowance for doubtful accounts has been recorded for the fiscal years ended May 31, 2011 or 2010.

At May 31, 2011 and 2010, accounts receivable from our investee PDS was $129,345 and $7,010, respectively.  These balances represent reimbursements we submit to PDS for our legal and related costs incurred in various legal matters of which we are listed as co-defendant with TPL.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

6.  Notes Receivable

On December 24, 2009, we entered into a secured note receivable with TPL for $950,000, intended to cover its operating costs including the furtherance of Moore Microprocessor Patent (“MMP”) portfolio licensing, which was due and payable on or before July 12, 2010.  Terms of the note required interest payable at the rate of 10%.  The note was secured by TPL’s specific portion of its future license receivable distribution.  At May 31, 2010 the balance of the note receivable was $991,382, including accrued interest receivable of $41,382.  The note named both TPL and PDS individually; both jointly and severally liable to pay us.  Accordingly, on July 15, 2010, PDS paid us $1,003,095 which included the principal balance of the note plus interest of $53,095 through July 15, 2010.

On January 12, 2010, we entered into an unsecured note receivable with TPL for $1,000,000, intended to cover its operating costs including the furtherance of MMP portfolio licensing, which was due and payable on or before February 28, 2010.  Terms of the note required interest payable at the rate of 10%.  TPL defaulted on the note on February 28, 2010.  During the third quarter of fiscal 2010, the $1,013,151 balance of the note receivable including accrued interest through February 28, 2010, was fully reserved for.  On January 19, 2011, we and TPL reached a settlement regarding the San Diego Superior Court action (see Note 9) and we received $1,098,903 in January 2011 consisting of the principal balance of the note plus accrued interest through January 2011.

Index for Clinical Excellence, Ltd.

On January 25, 2010, the assets of Verras were sold for $250,000.  At closing we received $62,500 and a non-interest bearing promissory note for $187,500 from Index for Clinical Excellence, Ltd.  Terms of the note required payment on each of the three, six and nine month anniversaries of the closing date.  Due to the nominal amount of the note and its short term duration interest income was not separately accounted for.  During April 2010, July 2010 and October 2010 we received the three, six and nine month anniversary payments consisting of $62,500 each on the note.  At May 31, 2010 the balance of the note was $125,000 and the balance was paid in full as of May 31, 2011.

7. Work-In-Process

At May 31, 2011, work-in-process consisting of recognized revenue on PDSG’s current contracts was $455,381 and invoices to customers were $424,800.  At May 31, 2010, work-in-process consisting of recognized revenue on PDSG’s current contracts was $264,637 and invoices to customers were $128,000.  These amounts are shown on our May 31, 2011 and 2010 balance sheets at net of $30,581 and $136,637, respectively, due to their immateriality.

8. Property and Equipment

Property and equipment consisted of the following at May 31, 2011 and 2010:

	2011	2010
Computer equipment and software	$82,865	$92,416
Furniture and fixtures	31,580	51,725
	114,445	144,141
Less: accumulated depreciation and amortization	(96,832)	(107,042)
Net property and equipment	$17,613	$37,099

Depreciation and amortization expense related to property and equipment was $24,570 and $35,695 for the years ended May 31, 2011 and 2010, respectively.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

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

We and TPL each own 50% of the membership interests of PDS, and each of us has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, we and TPL agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000.  Neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year.  During the fiscal year ended May 31, 2010 we and TPL each contributed $580,000 to PDS for working capital requirements.  No such contributions were made during the fiscal year ended May 31, 2011.  Distributable cash and allocation of profits and losses are allocated to the members in the priority defined in the LLC Agreement.

Pursuant to the Master Agreement, PDS has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by TPL on behalf of PDS. During the fiscal years ended May 31, 2011 and 2010, PDS paid $2,500,000 and $1,500,000, respectively, to TPL pursuant to this commitment.  This expense is recorded in the accompanying statements of operations presented below.

PDS reimburses TPL for payment of all legal and third-party expert fees and other related third-party costs and expenses, and certain internally generated costs as approved on August 17, 2009 and more fully described below.  During the fiscal years ended May 31, 2011 and 2010, PDS expensed $6,833,708 and $3,684,154, respectively, to TPL pursuant to the agreement.  This expense is recorded in the accompanying statements of operations presented below.

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

During April 2010, we filed two separate actions against TPL in the Superior Courts of San Diego and Santa Clara counties.  We and TPL had been in negotiations to restructure our relationship.  On January 19, 2011, we settled the San Diego Superior Court action.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Investments in Affiliated Companies (continued)

On July 15, 2010, we received payment from PDS of $1,003,095 consisting of principal and interest through July 15, 2010 on our $950,000 secured note with TPL for which PDS was jointly and severally liable.  This amount was recorded as a note receivable from TPL on PDS’ balance sheet on July 15, 2010.  Due to TPL’s inability to pay the note, it was fully reserved for at July 15, 2010 and the allowance was recorded as “Reserve for loan loss and uncollectable receivable” on PDS’ statement of operations for the six months ended November 30, 2010.  On January 19, 2011, pursuant to our settlement agreement with TPL, $1,048,903 consisting of principal and interest through January 2011 was applied against the March 1, 2010 and June 1, 2010 $500,000 quarterly expense amounts payable to TPL in accordance with the LLC Agreement for supporting efforts to secure licensing agreements and a portion of the fiscal 2010 special litigation support payments owed to TPL by PDS.  PDS has paid TPL in cash for the September 1, 2010 and subsequent quarters’ expense amounts pursuant to the LLC Agreement for supporting efforts to secure licensing agreements.

During June 2010, PDS advanced Alliacense, LLC TPL’s intellectual property licensing enterprise, $410,000 to fund payroll and rent obligations.  Due to non-payment by Alliacense, this amount was fully reserved for at August 31, 2010 and the allowance was recorded as “Reserve for loan loss and uncollectable receivable” on PDS’ statement of operations for the six months ended November 30, 2010. On January 19, 2011, pursuant to our settlement agreement with TPL, the $410,000 was applied against the fiscal 2010 special litigation support payments owed to TPL by PDS.

On January 19, 2011, pursuant to our settlement agreement with TPL, PDS agreed to pay TPL $67,000 per month from September 1, 2010 to April 30, 2011 relating to TPL’s special work and effort regarding internal costs related to litigation support and patent re-examinations.

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’ net income of $600,460 and $4,483,190 during the years ended May 31, 2011 and 2010, respectively, as an increase in our investment.  Cash distributions of $807,806 and $7,557,827 received from PDS during the years ended May 31, 2011 and 2010, respectively, have been recorded as a reduction in our investment.  Cash contributions of $580,000 made during the fiscal year ended May 31, 2010 have been recorded as in increase in our investment.  Our investment in PDS of $300,283 and $507,629 at May 31, 2011 and 2010, respectively, has been recorded as “Investment in affiliated company”.  We have recorded our share of PDS’ net income as “Equity in earnings of affiliated companies, net” in the accompanying consolidated statements of operations for the years ended May 31, 2011 and 2010.

During the years ended May 31, 2011 and 2010, TPL entered into licensing agreements with third parties, pursuant to which PDS recorded license revenues of approximately $11,090,000 and $14,279,000, respectively.

At May 31, 2011, PDS had accounts payable balances of approximately $1,754,000 and $129,400 to TPL and PTSC, respectively.  At May 31, 2010, PDS had accounts payable and accrued expense balances of approximately $1,724,000 and $7,000 to TPL and PTSC, respectively.

Variable Interest Entity Disclosures

At August 26, 2011, PDS’ cash and cash equivalents balance was $689,169.  Management has concluded that PDS’ equity investment at risk is insufficient to finance its activities as the volume of license revenue has not supported litigation costs independent of additional working capital funding.

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

Our variable interest in PDS consists of 50% of PDS’ Members Equity or $300,283 at May 31, 2011.  We are unable to quantify our maximum exposure to loss associated with this VIE as we may incur future capital funding requirements.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Investments in Affiliated Companies (continued)

The condensed balance sheets of PDS at May 31, 2011 and 2010 and statements of income of PDS for the years ended May 31, 2011 and 2010 are as follows:

Balance Sheets

Assets:
	2011	2010
Cash and cash equivalents	$1,895,653	$779,932
Prepaid expenses	600,000	25,000
Licenses receivable	-	2,000,000
Total assets	$2,495,653	$2,804,932

Liabilities and Members’ Equity:
Related party payables and accrued expenses	$1,883,296	$1,777,884
LLC tax payable	11,790	11,790
Members’ equity	600,567	1,015,258
Total liabilities and members’ equity	$2,495,653	$2,804,932

Statements of Income
	2011	2010
License revenues	$11,090,000	$14,278,855
Operating expenses	9,922,580	5,301,273
Operating income	1,167,420	8,977,582
Interest and other income	46,091	588
Income before LLC taxes	1,213,511	8,978,170
Provision for LLC taxes	12,590	11,790
Net income	$1,200,921	$8,966,380

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

We were accounting for our investment in Talis under the equity method of accounting.  We had recorded our share of Talis’ net loss of $21,706 during the two months ended July 31, 2009 as “Equity in earnings of affiliated companies, net” in the accompanying consolidated statement of operations for the fiscal year ended May 31, 2010.  The carrying value of our investment in Talis after impairment was zero at August 31, 2009.  During the third quarter of fiscal 2010, Talis was dissolved.

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

The inability of Avot to meet its business plan, to raise capital, and the general economic environment were indicators of impairment of our investment, accordingly at May 31, 2009, management determined that our investment in Avot was impaired by approximately $867,000.  We had recorded this as an impairment of investment in affiliated company on our consolidated statement of operations for the fiscal year ended May 31, 2009.

During the quarter ended November 30, 2009, we wrote-off $433,333 which represented the remaining carrying value of our preferred stock investment in Avot.  We have presented the $433,333 as an impairment of investment in affiliated companies on our consolidated statement of operations for the fiscal year ended May 31, 2010.

During March 2010, Avot sold substantially all of its assets and we collected our note receivable.  There was not adequate consideration to redeem any portion of our preferred stock investment which had been fully written off during the fiscal quarters ending in May 2009 and November 2009.

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

We reviewed the Preferred Stock Purchase Agreement and related agreements to determine whether our convertible preferred stock investment in Holocom was in substance an investment in common stock pursuant to authoritative guidance.  We also evaluated our voting rights pursuant to other agreements with Holocom and, when considered together with authoritative guidance, we believe that we do not have the ability to exercise significant influence over Holocom. As a result, we were accounting for our investment in Holocom at cost.

Management determined that the inability of Holocom to meet its business plan, raise capital, and the general economic environment were indicators of impairment on our investment.  At May 31, 2010, we wrote-off our investment in the preferred stock of Holocom amounting to $435,182.  We have presented the $435,182 as an impairment of investment in affiliated companies on our consolidated statement of operations for the fiscal year ended May 31, 2010.

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

10. Accrued Expenses and Other

At May 31, 2011 and 2010, accrued expenses and other consisted of the following:

	2011	2010
Accrued lease obligation	$17,362	$19,837
Compensation and benefits	175,864	269,611
Commissions payable	3,604	2,556
	$196,830	$292,004

11. Notes Payable

Long Term

On October 14, 2008, we borrowed $3,000,000 on our credit facility with Wedbush.  The facility was collateralized by the full value of the outstanding auction rate securities, required no origination fee and bore interest at the federal funds rate plus 3%.  The amount we could borrow on the facility was limited by the Financial Industry Regulatory Authority (“FINRA”).  At May 31, 2010, the balance on the facility of $3,122,144 included accrued interest of $122,144 at an approximate average annual rate of 2.6%.  During June 2010, we paid $500,000 on the credit facility.  On September 20, 2010, we paid $2,642,954, the balance on the credit facility at August 31, 2010 plus interest through September 20, 2010.  The credit facility was terminated in connection with the settlement with Deutsche Bank.

12. Stockholders’ Equity

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market.  The repurchase plan has no maximum number of shares and is solely at the discretion of the Board of Directors. The repurchase plan has no set expiration date.

The following table summarizes share repurchases during the years ended May 31, 2011 and 2010:

	2011	2010
Number of shares repurchased	1,294,272	1,632,983
Aggregate cost	$138,022	$234,356

Warrants

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

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

The following table presents outstanding warrants at May 31, 2011 and 2010:

	2011	2010
Issued in conjunction with:
Services	$-	300,000
Legal settlements	-	25,000
Total warrants outstanding	-	325,000

Share-based Compensation Summary of Assumptions and Activity

The fair value of share-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant.  The expected volatility for the fiscal years ended May 31, 2011 and 2010 is based on the historical volatilities of our common stock.  These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

	Year Ended May 31, 2011	Year Ended May 31, 2010
Expected term	5 yrs	5 yrs
Expected volatility	106%	116 – 117%
Risk-free interest rate	2.17%	2.14 - 2.55%

A summary of option activity as of May 31, 2011 and changes during the fiscal year then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2010	5,637,917	$0.42
Options granted	650,000	$0.10
Options exercised	-	$-
Options forfeited	(3,277,917)	$0.44
Options outstanding at May 31, 2011	3,010,000	$0.33	2.19	$-
Options vested and expected to vest at May 31, 2011	2,901,306	$0.33	2.18	$-
Options exercisable at May 31, 2011	2,792,612	$0.34	2.17	$-

The weighted average grant date fair value of options granted during the fiscal years ended May 31, 2011 and 2010 was $0.08 and $0.15 per option, respectively. The total intrinsic value of options exercised during the fiscal year ended May 31, 2010 was $9,550 based on the difference in market price on the date of exercise and the option exercise price.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

The aggregate intrinsic value in the table above represents the differences in market price at the close of the fiscal year ($0.08 per share on May 31, 2011) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.08) on May 31, 2011.

As of May 31, 2011, there was $16,759 of total unrecognized compensation cost related to employee stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next 24 months.
The following table summarizes employee and director stock-based compensation expense for PTSC and employee stock-based compensation expense for PDSG for the fiscal years ended May 31, 2011 and 2010, which was recorded as follows:

	Year Ended	Year Ended
	May 31, 2011	May 31, 2010
Research and development - PDSG	$2,038	$19,523
Selling, general and administrative expense - PDSG	18,462	49,498
Selling, general and administrative expense - PTSC	56,379	158,696
Total	$76,879	$227,717

During the fiscal year ended May 31, 2010, we expensed $857 relating to warrants issued during the fiscal year and we recognized an adjustment of ($6,932) relating to the forfeiture of warrants during the fiscal year.  We incurred no such expense during the fiscal year ended May 31, 2011.

2001 Stock Option Plan

The 2001 Stock Option Plan, which expired in February 2011, provided for the granting of options to purchase up to 3,000,000 shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2001 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder).  We made no grants under this plan during fiscal 2011 and 2010. As of May 31, 2011, options to purchase 240,000 shares of common stock are outstanding under the 2001 Stock Option Plan.

2003 Stock Option Plan

The 2003 Stock Option Plan, which expires in July 2013, provides for the granting of options to acquire up to 6,000,000 shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2003 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). There were no grants made under the 2003 Stock Option Plan during the fiscal years ended May 31, 2011 and 2010. As of May 31, 2011, there are no options outstanding under the 2003 Stock Option Plan.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

2006 Stock Option Plan

The 2006 Stock Option Plan, as amended, which expires in March 2016, provides for the granting of options to acquire up to 10,000,000 shares, with a limit of 8,000,000 Incentive Stock Option (“ISO”) shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2006 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder).  During the fiscal years ended May 31, 2011 and 2010, we granted options to purchase 650,000 and 670,000 shares of our common stock, respectively, under this plan none of which were ISOs.  As of May 31, 2011, options to purchase 2,770,000 shares of common stock are outstanding under the 2006 Stock Option Plan.

A summary of the status of our stock option plans and warrants as of May 31, 2011 and 2010 and changes during the years ended on those dates is presented below:

	Options		Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, June 1, 2009	10,210,000	$0.39	550,000	$0.41
Granted	670,000	0.18	25,000	0.15
Cancelled/Expired	(5,142,083)	0.33	(250,000)	0.23
Exercised	(100,000)	0.07	-	-
Outstanding, May 31, 2010	5,637,917	0.42	325,000	0.53
Granted	650,000	0.10	-	-
Cancelled/Expired	(3,277,917)	0.44	(325,000)	0.53
Exercised	-	-	-	-

Outstanding, May 31, 2011	3,010,000	$0.33	-	$-

Exercisable, May 31, 2010	5,000,108	$0.45	325,000	$0.53

Exercisable, May 31, 2011	2,792,612	$0.34	-	$-

Weighted average fair value of options and warrants granted during the year ended May 31, 2010		$0.15		$0.03

Weighted average fair value of options granted during the year ended May 31, 2011		$0.08

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

13. Income Taxes

The provision (benefit) for income taxes is as follows for the years ended May 31:

	2011	2010
Current:
Federal	$(110,102)	$(627,000)
State	(36,803)	(46,066)
Total current	(146,905)	(673,066)

Deferred:
Federal	5,161,525	(2,447,633)
State	1,222,914	(807,658)
Total deferred	6,384,439	(3,255,291)
Total provision (benefit)	$6,237,534	$(3,928,357)

During the fiscal year ended May 31, 2011, we determined that all of our deferred tax assets would not be realized in the future due to our continuing pre-tax and taxable losses.  As a result of this determination we have placed a full valuation allowance against our deferred tax assets and increased our tax provision by approximately $8,971,000.

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended May 31:

	2011		2010

Statutory federal income tax rate	35.0%		35.0%
State income tax rate, net of Federal effect	(13.8%	)	5.3%
Change in tax rate	(1.0%	)	(1.0%	)
Stock option expense	(0.7%	)	- %
Tax credits	- %		0.2%
Tax exempt interest	- %		0.2%
Deconsolidation of variable interest entity	- %		(0.2%	)
Goodwill	(4.1%%	)	(2.5%	)
Other	(4.5%	)	- %
Change in valuation allowance	(129.1%	)	- %
Effective income tax rate	(118.2%	)	37.0%

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Income Taxes (continued)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets are as follows as of May 31:

	2011	2010
Current deferred tax assets (liabilities):
State taxes	$49,287	$(34,509)
Accrued expenses	72,031	73,182
Reserve for loan loss	-	434,034
Less: valuation allowance	(121,318)	-
Total net current deferred tax asset	-	472,707

Long-term deferred tax assets (liabilities):
Investment in affiliated company	(507,180)	212,202
Basis difference in property and equipment	5,905	(5,486)
Basis difference in intangibles	176,415	(240,892)
Stock based compensation expense	462,607	480,869
Impairment of note receivable	331,896	331,896
State taxes	-	(796,678)
Deferred rent	5,721	8,498
Other comprehensive loss	-	178,285
Capital loss carryover	887,155	29,131
Net operating loss carryforwards	7,919,035	6,178,342
Credit carryover	111,090	78,090
Valuation allowance	(9,392,644)	(542,525)
Total net long-term deferred tax asset	-	5,911,732
Net deferred tax asset	$-	$6,384,439

We have carried back a federal net operating loss of approximately $1,394,000 to the tax year ending May 31, 2009.  We have federal and state net operating loss carryforwards available to offset future taxable income of approximately $17,827,000 and $21,018,000, respectively, at May 31, 2011.  These carryforwards begin to expire in the years ending May 31, 2023 and 2013, respectively.  The state of California has suspended NOL deductions for taxable years beginning in 2008 or 2009 for taxpayers with business income of $500,000 or more.

On June 1, 2007, we adopted authoritative guidance which defines criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of this guidance did not result in any cumulative effect adjustment to retained earnings.  Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.  As of May 31, 2011, we are subject to U.S. Federal income tax examinations for the tax years May 31, 1994 through May 31, 2010, and we are subject to state and local income tax examinations for the tax years May 31, 2002 through May 31, 2010 due to the carryover of net operating losses related to PDSG from previous years.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Income Taxes (continued)

The table below summarizes our liability relating to unrecognized tax benefits under the authoritative guidance for the fiscal years ended May 31, 2011 and 2010:

Balance at June 1, 2009	$-
Increase in unrecognized tax benefit liability	-
Decrease in unrecognized tax benefit liability	-
Accrual of interest related to unrecognized tax benefits	7,000
Balance at May 31, 2010	$7,000
Increase in unrecognized tax benefit liability	-
Decrease in unrecognized tax benefit liability	-
Accrual of interest related to unrecognized tax benefits	-
Balance at May 31, 2011	$7,000

Our liability relating to unrecognized tax benefits has been presented net of our prepaid income taxes on our consolidated balance sheet at May 31, 2011 and 2010.

Our continuing practice is to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.  This policy did not change as a result of our adoption of the authoritative guidance on June 1, 2007.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

14. Commitments and Contingencies

Litigation

Patent Litigation

On February 8, 2008, we, TPL and Alliacense Ltd. were named as defendants in separate lawsuits filed in the United States District Court for the Northern District of California by HTC Corporation, and Acer, Inc., and affiliated entities of each of them.

The Acer case seeks declaratory relief that its products do not infringe enforceable claims of the '336, ‘749, '148 patents and US 5,530,890 (the “890 patent”). The HTC case similarly seeks declaratory relief that its products do not infringe enforceable claims of those patents.  We allege counterclaims for patent infringement of the '336, '749, '148 and '890 patents against Acer and HTC.  On June 16, 2009, District Court Judge Jeremy Fogel stayed the HTC and Acer actions until September 18, 2009.  The stay has been lifted and the cases are in the discovery and claims construction phase.  A claims construction hearing is expected to be scheduled in late 2011.

On December 1, 2008, we, TPL and Alliacense, Ltd. were named as defendants in a lawsuit filed in the United States District Court for the Northern District of California by Barco, N.V.  The Barco case seeks declaratory relief that its products do not infringe enforceable claims of the '749 and '890 patents.  We allege counterclaims for patent infringement of our '749, '890 and '336 patents.  On June 22, 2009, Judge Fogel also stayed the Barco case until September 18, 2009.  That stay has been lifted and the case is deemed related to the Acer and HTC cases.  The case is now in the discovery and claims construction phase.  Barco moved for Summary Judgment with respect to allegations that it has infringed on the '336 patent on grounds independent of claims construction.  That Motion was denied on February 25, 2011.  A claims construction hearing is expected to be scheduled in late 2011.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Commitments and Contingencies (continued)

Crossflo Systems, Inc. Litigation

Under the terms of our Agreement and Plan of Merger (the "Merger Agreement") with Crossflo, and certain of its principal officers, an escrow account was established to hold back approximately 10% of the merger consideration payable to the shareholders of Crossflo (the "Escrow Merger Consideration").  See Escrow Shares below.  We contend that certain representations and warranties made by Crossflo and certain of its principal officers in the Merger Agreement were false when made, and were false as of the closing of the merger.  We submitted a demand to the escrow agent on August 31, 2009 not to release the Escrow Merger Consideration to the Crossflo shareholders and to instead return it to us.  A sufficient number of Crossflo shareholders have opposed our demand that the escrow consideration has not been released to either side.

On August 31, 2009, we initiated an arbitration proceeding before the American Arbitration Association against the three Crossflo principal officers who were signatories to the Merger Agreement alleging they provided false representations and warranties in the Merger Agreement and alleging nondisclosure of information about Crossflo during the due diligence process leading up to the merger.  Those three principal officers deny our claims and have filed counterclaims.  The arbitration is scheduled to begin November 8, 2011.

TPL Litigation

On April 22, 2010, we filed an action against TPL and Alliacense LLC in Santa Clara Superior Court alleging claims for breach of contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and interference with contract, constructive fraud, for preliminary and permanent injunctions and for an accounting.  The Action stemmed from TPL's notification of a license written in April 2010 which included a license of the MMP patents and other patent to use portfolios and technologies co-owned and potentially owned by TPL in the future.  We objected to the amount of license consideration allocated to the MMP patent license as too low relative to the other license components.

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

TPL stipulated on August 3, 2010 that the TRO already in place would become a Preliminary Injunction.  On August 12, 2010, the Court considered defendants’ request to seal the file indefinitely and to compel private arbitration of the dispute and denied both Motions.  On September 30, 2010, the Court agreed to redaction of the court file at TPL’s request for commercially sensitive data such as dollar amounts of licenses, percentage allocation to MMP licenses and other such confidential data.  TPL has appealed the denial of its Motion to Compel Arbitration which appeal stays the Superior Court proceeding.  The appeal is in the briefing stage and expected to be decided in late 2011 or early 2012.  If the Appeal is unsuccessful then the Superior Court action will be activated.  If it is successful, some or all of the case would proceed to arbitration.

401(k) Plan

Patriot and PDSG have retirement plans that comply with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plans. Prior to January 1, 2011 Patriot matched 50% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation.  On January 1, 2011 Patriot implemented a Safe Harbor 401(k) retirement plan which requires Patriot to match 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Patriot’s participants vest 33% per year over a three year period in their matching contributions. Patriot’s matching contributions during the fiscal years ended May 31, 2011 and 2010 were $17,790 and $18,242, respectively.  PDSG does not match participant voluntary contributions.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Commitments and Contingencies (continued)

Employment Contracts

In connection with Mr. Flowers’ appointment as the Chief Financial Officer, and commencing on September 17, 2007, we entered into an employment agreement with Mr. Flowers for an initial 120-day term if not terminated pursuant to the agreement, with an extension period of one year and on a continuing basis thereafter.  Pursuant to the agreement, if Mr. Flowers is terminated without cause or resigns with good reason any time after two years of continuous employment, he is entitled to receive an amount equal to twelve months of his annual base salary.  Mr. Flowers is also entitled to certain payments upon a change of control of the Company if the surviving corporation does not retain him. All such payments are conditional upon the execution of a general release.

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

By the terms of his employment contract, our CFO, who also currently serves as our interim CEO, is eligible to earn an annual bonus equivalent to 50% of his base salary.  In connection with management’s restructuring plan on October 5, 2009, our Compensation Committee determined that this bonus would be payable at the end of the interim period.  The projected liability for such bonus was $145,875 and was recorded on our consolidated balance sheet in “Accrued expenses and other” at May 31, 2010.  The bonus was paid during fiscal 2011.  No such bonus has been accrued for fiscal 2011.

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Commitments and Contingencies (continued)

During the fiscal year ended May 31, 2011, a retention bonus program was implemented to be paid to individuals who remain with PDSG until February 29, 2012.  The projected liability for such bonuses is $90,000.  This liability is being accrued ratably over the retention period.

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

Operating Leases

We lease our facilities through operating leases that expire at various dates through 2013.  Rental expense, net of sublease income, is presented in the following table:

	Year Ended	Year Ended
	May 31, 2011	May 31, 2010
Rental expense	$213,154	$275,392

A summary of future minimum payments under our operating lease commitments, net of sublease income as of May 31, 2011 is as follows:

Fiscal Year
2012	$112,166
2013	21,253
Total minimum lease payments	133,419

15. Segment Information

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

Operating segment net revenue, operating loss and loss before taxes for each of the years ended May 31 were as follows:

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Segment Information (continued)

	2011	2010
Net revenue:
PDSG	$468,678	$567,934
PTSC	-	-
Total net revenue	$468,678	$567,934
Operating loss:
PDSG	$(3,888,358)	$(8,948,008)
PTSC	(2,550,666)	(3,816,007)
Total operating loss	$(6,439,024)	$(12,764,015)
Loss before income taxes:
PDSG	$(3,827,595)	$(8,756,032)
PTSC	(1,450,261)	(1,852,146)
Total loss before income taxes	$(5,277,856)	$(10,608,178)
Provision (benefit) for income taxes:
PDSG	$4,267,167	$(2,996,841)
PTSC	1,970,367	(931,516)
Total provision (benefit) for income taxes	$6,237,534	$(3,928,357)

All PDSG sales were to unaffiliated customers within the United States, with the exception of a hosting arrangement with a customer in Japan.

Sales and accounts receivable concentration information for PDSG as of and for the year ended May 31, 2011 and 2010 was as follows:

	2011			2010
	Sales	% of sales	% of A/R	Sales	% of sales	% of A/R
Customer A	$136,229	29%	-	$281,141	50%	22%
Customer B	$23,928	5%	13%	$106,064	19%	72%
Customer C	$81,642	17%	15%	-	-	-
Customer D	$151,323	32%	71%	-	-	-

Operating segment depreciation and amortization for each of the years ended May 31 and total assets at May 31 were as follows:

	2011	2010
Depreciation and amortization:
PDSG	$267,797	$588,806
PTSC	9,366	13,420
Total depreciation and amortization	$277,163	$602,226

Patriot Scientific Corporation
Notes to Consolidated Financial Statements (Continued)

Segment Information (continued)

	2011	2010
Total assets:
PDSG	$399,560	$7,227,033
PTSC	12,197,843	20,188,648
Total assets	$12,597,403	$27,415,681

16. Subsequent Events

During the period June 1, 2011 through August 12, 2011, we purchased 554,089 shares of our common stock at an aggregate cost of $43,023 pursuant to our stock buyback program.

In July 2011 we received $38,985 from Deutsche Bank relating to partial redemptions of auction rate securities occurring on June 1, 2011.  Such amount is a recovery on the $600,879 realized loss on sale of marketable securities recognized during the fiscal year ended May 31, 2011.  Deutsche Bank had repurchased our illiquid auction rate securities pursuant to our settlement agreement with them in September 2010.

On August 4, 2011 we received a refund of federal taxes in the amount of $400,042 relating to the NOL carryback for the fiscal year ended May 31, 2009.

Phoenix Digital Solutions, LLC

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
Phoenix Digital Solutions, LLC

We have audited the accompanying balance sheets of Phoenix Digital Solutions, LLC (the "Company") as of May 31, 2011 and 2010, and the related statements of income, members' equity and cash flows for each of the two years in the period ended May 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Phoenix Digital Solutions, LLC as of May 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As more fully described in Note 1 to the financial statements, the Company has experienced a decline in license revenues and because of the uncertain nature of the negotiations that lead to license revenues, there is no assurance that the Company will receive any future revenues from license agreements, or if it does, that such license revenues in the future will be consistent with amounts received in the past. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
August 29, 2011

Phoenix Digital Solutions, LLC
Balance Sheets

May 31,	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$1,895,653	$779,932
Prepaid expenses	600,000	25,000
Licenses receivable	-	2,000,000
Total assets	$2,495,653	$2,804,932

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Related party payables and accrued expenses	$1,883,296	$1,777,884
LLC tax payable	11,790	11,790

Total liabilities	1,895,086	1,789,674

Commitments and Contingencies

Members’ equity	600,567	1,015,258

Total liabilities and members’ equity	$2,495,653	$2,804,932

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC
Statements of Income

Years Ended May 31,	2011	2010

License revenues	$11,090,000	$14,278,855

Operating expenses:
General and administrative	9,922,580	5,301,273

Operating income	1,167,420	8,977,582

Other income:
Interest and other income	46,091	588

Income before LLC taxes	1,213,511	8,978,170

Provision for LLC taxes	12,590	11,790

Net income	$1,200,921	$8,966,380

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC
Statements of Members’ Equity

Balance June 1, 2009	$6,004,533
Contributions	1,160,000
Net income	8,966,380
Distributions	(15,115,655)
Balance May 31, 2010	1,015,258
Net income	1,200,921
Distributions	(1,615,612)
Balance May 31, 2011	$600,567

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC
Statements of Cash Flows

Years Ended May 31,	2011	2010

Operating activities:
Net income	$1,200,921	$8,966,380
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(575,000)	(25,000)
Licenses receivable	2,000,000	4,148,750
Related party payables and accrued expenses	105,412	290,085
LLC tax payable	-	11,790
Net cash provided by operating activities	2,731,333	13,392,005

Financing activities:
Contributions from members	-	1,160,000
Distributions to members	(1,615,612)	(15,115,655)
Net cash used in financing activities	(1,615,612)	(13,955,655)

Net increase (decrease) in cash and cash equivalents	1,115,721	(563,650)
Cash and cash equivalents, beginning of year	779,932	1,343,582
Cash and cash equivalents, end of year	$1,895,653	$779,932

Supplemental Disclosure of Cash Flow Information
Cash payments for income taxes	$12,590	$800

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

Going Concern and Management’s Plans

The Company’s financial statements have been prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

During the years ended May 31, 2011 and 2010, the Company has experienced a decline in license revenues. At August 26, 2011, the Company’s cash and cash equivalents balance was $689,169.  The ability of PDS to continue as a going concern is dependent on its ability to generate or obtain sufficient cash to meet its obligations on a timely basis.  The Company will need to generate proceeds from new license agreements or obtain equity or debt financing to fund its planned operating expenses and working capital requirements for the foreseeable future.  Currently, the Company has no commitments to obtain additional capital from sources outside of that which may be contributed by the members, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which the members believe have infringed on their patent portfolio, the possibility of legislative action regarding patent rights, the possible effect of new judicial interpretations of patent laws, and current litigation between the members of PDS, there is no assurance that the Company will receive any future revenues from license agreements, or if it does, that such license revenues in the future will be consistent with amounts received in the past.

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

Management believes that its current sources of funds and current liquid assets will allow the Company to continue as a going concern through at least September 30, 2011. As such, these financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Phoenix Digital Solutions, LLC
Notes to Financial Statements (Continued)

Summary of Significant Accounting Policies (continued)

Revenue Recognition
The Company recognizes revenue when all obligations are satisfied under the license agreement and realization of the revenue is assured, which is generally upon receipt of the license proceeds (see Note 3).

Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

Financial Instruments and Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

Credit Risk

At May 31, 2011, the Company’s cash and cash equivalents balance consisting of its checking account balance over the FDIC insurance limit and its money market account not subject to FDIC insurance was $1,645,653.

At May 31, 2010, the Company’s cash and cash equivalents balance consisting of money market accounts not subject to FDIC insurance was $779,932.  The Company limits its exposure of loss by maintaining its cash with a financially stable financial institution.

Legal Fees

For the years ended May 31, 2011 and 2010, one legal service provider accounted for $5,024,404 and $1,038,568, respectively, of legal costs associated with the litigation of the MMP patent portfolio.  These amounts are included in general and administrative expense in the accompanying statements of income.

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

3. Prepaid Expenses

At May 31, 2011 prepaid expenses consist of the June 1, 2011 $500,000 quarterly amount for supporting efforts to secure licensing agreements by TPL on behalf of PDS of which TPL requested early payment in May 2011 and a $100,000 retainer for the attorney representing TPL in the HTC/Acer/Barco litigation.

At May 31, 2010 prepaid expenses consist of a retainer in the amount of $25,000 for the attorney presenting the Company in the dispute between TPL and PTSC regarding the Commercialization Agreement.

4. Licenses Receivable

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

Phoenix Digital Solutions, LLC
Notes to Financial Statements (Continued)

5. Formation and Commercialization Agreement

The Company has two members: Technology Properties Limited Inc. (“TPL”), and Patriot Scientific Corporation (“PTSC”). Each member owns 50% of the membership interests of the Company. Each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee.

Pursuant to the LLC Agreement, the members agreed to establish a working capital fund for the Company of $4,000,000, of which each member contributed $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. The members are obligated to fund future working capital requirements at the discretion of the management committee of the Company in order to maintain working capital of not more than $8,000,000. Neither member is required to contribute more than $2,000,000 in any fiscal year.  During the fiscal year ended May 31, 2010 PTSC and TPL each contributed $580,000 to the Company for working capital requirements.  No such contributions were made during the fiscal year ended May 31, 2011.  Distributable cash and allocation of profits and losses are allocated to the members in the priority defined in the LLC Agreement.

On June 7, 2005, the Company entered into a Commercialization Agreement with TPL and PTSC. This Commercialization Agreement allows TPL to commercialize the patent portfolio by entering into settlement and/or license agreements, suing in the name of TPL, PTSC, the Company and Charles Moore, and manage the use of the patent portfolio by third parties.

Under terms of the Commercialization Agreement, the Company is required to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance) to TPL for TPL’s supporting efforts to secure licensing agreements for the Company. During the years ended May 31, 2011 and 2010, the Company expensed $2,500,000 and $1,500,000, respectively, pursuant to the agreement. The Company is also required to reimburse TPL for payment of all legal and third-party expert fess and other related third party costs and expenses. During the years ended May 31, 2011 and 2010, the Company expensed $6,833,708 and $3,684,154, respectively, pursuant to the agreement.

On August 17, 2009, the Company’s management committee resolved to pay TPL $500,000 per quarter beginning on June 1, 2009 and continuing through May 31, 2010 relating to TPL’s special work and effort regarding the MMP litigation and U.S. Patent Office re-examinations.  In the event that the Company had insufficient funds to make such payments, PTSC was required to advance half of the quarterly amount to the Company.  PTSC’s advances to the Company were to be without interest and were to be repaid to PTSC no later than May 31, 2010.  During the fiscal year ended May 31, 2010, TPL received $1,500,000 from the Company pursuant to this agreement which is included in the fiscal 2010 legal and third-party expenses above.  PTSC did not advance any funds to the Company or TPL under this resolution.  On May 31, 2010, the resolution terminated.  On January 19, 2011, in accordance with PTSC’s settlement agreement with TPL, PDS agreed to pay TPL an additional $750,000 pursuant to this agreement representing reimbursement of special litigation support costs incurred by TPL.

All of the amounts are recorded in general and administrative expense in the accompanying statements of income.

During April 2010, PTSC filed two separate actions against TPL in the Superior Courts of San Diego and Santa Clara counties.  PTSC and TPL had been in negotiations to restructure their relationship.  On January 19, 2011, PTSC settled the San Diego Superior Court action.

On July 15, 2010, the Company paid PTSC $1,003,095 consisting of principal and interest through July 15, 2010 on PTSC’s $950,000 secured note with TPL for which the Company was jointly and severally liable.  This amount had been recorded as a note receivable from TPL on the Company’s balance sheet on July 15, 2010.  Due to TPL’s inability to pay the note, it was fully reserved for at July 15, 2010 and the allowance was recorded as “Reserve for loan loss and uncollectable receivable” on the Company’s statement of operations for the six months ended November 30, 2010.  On January 19, 2011, pursuant to PTSC’s settlement agreement with TPL, $1,048,903 consisting of principal and interest through January 2011 was applied against the March 1, 2010 and June 1, 2010 $500,000 quarterly expense amounts payable to TPL in accordance with the LLC Agreement for supporting efforts to secure licensing agreements and a portion of the fiscal 2010 special litigation support payments owed to TPL by the Company.  The Company has paid TPL in cash for the September 1, 2010 and subsequent quarters’ expense amounts pursuant to the LLC Agreement for supporting efforts to secure licensing agreements.

Phoenix Digital Solutions, LLC
Notes to Financial Statements (Continued)

Formation and Commercialization Agreement (continued)

During June 2010, the Company advanced Alliacense, LLC TPL’s intellectual property licensing enterprise $410,000 to fund payroll and rent obligations.  Due to non-payment by Alliacense, this amount was fully reserved for at August 31, 2010 and the allowance was recorded as “Reserve for loan loss and uncollectable receivable” on the Company’s statement of operations for the six months ended November 30, 2010. On January 19, 2011, pursuant to PTSC’s settlement agreement with TPL, the $410,000 was applied against the fiscal 2010 special litigation support payments owed to TPL by the Company.

On January 19, 2011, pursuant to PTSC’s settlement agreement with TPL, the Company agreed to pay TPL $67,000 per month from September 1, 2010 to April 30, 2011 relating to TPL’s special work and effort regarding internal costs related to litigation support and patent re-examinations.

6. Commitments and Contingencies

Litigation

On April 22, 2010, PTSC filed an action against TPL and Alliacense LLC in Santa Clara Superior Court alleging claims for breach of contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and interference with contract, constructive fraud, for preliminary and permanent injunctions and for an accounting.  The Action stemmed from TPL's notification of a license written in April 2010 which included a license of the MMP patents and other patent to use portfolios and technologies co-owned and potentially owned by TPL in the future.  PTSC objected to the amount of license consideration allocated to the MMP patent license as too low relative to the other license components.

On April 26, 2010, the Court granted PTSC's application for a Temporary Restraining Order ("TRO") precluding TPL from executing any license of the MMP patents without providing PTSC five business days' notice of the proposed MMP license and any other proposed license with the licensor, in order to allow PTSC time to seek redress if PTSC is dissatisfied by the proposed licenses.  At that time, TPL filed motions to seal the file and to bar press releases commenting on the contents of the court file, and a motion to compel private arbitration of the dispute.

TPL stipulated on August 3, 2010 that the TRO already in place would become a Preliminary Injunction.  On August 12, 2010, the Court considered defendants’ request to seal the file indefinitely and to compel private arbitration of the dispute and denied both Motions.  On September 30, 2010, the Court agreed to redaction of the court file at TPL’s request for commercially sensitive data such as dollar amounts of licenses, percentage allocation to MMP licenses and other such confidential data.  TPL has appealed the denial of its Motion to Compel Arbitration which appeal stays the Superior Court proceeding.  The appeal is in the briefing stage and expected to be decided in late 2011 or early 2012.  If the Appeal is unsuccessful then the Superior Court action will be activated.  If it is successful, some or all of the case would proceed to arbitration.  Based on the status of this litigation these financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Phoenix Digital Solutions, LLC
Notes to Financial Statements (Continued)

Commitments and Contingencies (continued)

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

7. Related Party Transactions

Significant related party transactions between the Company and TPL are described in Note 5 “Formation and Commercialization Agreement.”

During the fiscal year ended May 31, 2010 TPL and PTSC each contributed $580,000 to the Company for working capital obligations.

During the fiscal years ended May 31, 2011 and 2010, the Company expensed $204,498 and $14,677, respectively, for reimbursement of legal and related fees incurred by PTSC due to patent litigation.

At May 31, 2011, the Company had accounts payable balances of approximately $1,754,000 and $129,400 to TPL and PTSC, respectively, for direct expenses incurred by TPL and PTSC.

At May 31, 2010, the Company had accounts payable balances of approximately $1,724,000 and $7,000 to TPL and PTSC, respectively, for direct expenses incurred by TPL and PTSC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 29, 2011	PATRIOT SCIENTIFIC CORPORATION /S/ CLIFFORD L. FLOWERS Clifford L. Flowers Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)