Form 10-Q
period 2011-08-31
PATRIOT SCIENTIFIC CORP
filed 2011-10-17
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

On October 7, 2011, 406,754,660 shares of common stock, par value $0.00001 per share were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of August 31, 2011 (unaudited) and May 31, 2011	3
Condensed consolidated Statements of Operations for the three months ended August 31, 2011 and August 31, 2010 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the three months ended August 31, 2011 and August 31, 2010 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	6-22
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-34
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	34
ITEM 4. Controls and Procedures	34

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	35
ITEM 1A. Risk Factors	35
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
ITEM 3. Defaults Upon Senior Securities	36
ITEM 4. Removed and Reserved	36
ITEM 5. Other Information	36
ITEM 6. Exhibits	36

SIGNATURES	37

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation
Condensed Consolidated Balance Sheets

	August 31, 2011	May 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,336,233	$8,453,665
Restricted cash and cash equivalents	20,835	20,809
Current portion of marketable securities	4,478,331	2,207,009
Accounts receivable	27,456	187,465
Accounts receivable - affiliated company	227,268	129,345
Work-in-process	122,360	30,581
Prepaid income taxes	502,559	904,200
Prepaid expenses and other current assets	200,926	262,629
Total current assets	10,915,968	12,195,703

Marketable securities, net of current portion	245,009	-
Property and equipment, net	15,107	17,613
Other assets	77,742	83,804
Investment in affiliated company	-	300,283
Total assets	$11,253,826	$12,597,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,848	$328,245
Accrued expenses and other	199,234	196,830
Deferred revenue	31,674	50,502
Total current liabilities	341,756	575,577

Other non-current liabilities	-	3,240
Total liabilities	341,756	578,817

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,167,618 shares issued and 406,895,160 shares outstanding at August 31, 2011 and 438,167,618 shares issued and 407,526,799 shares outstanding at May 31, 2011	4,381	4,381
Additional paid-in capital	77,319,310	77,314,301
Accumulated deficit	(52,141,028)	(51,077,059)
Common stock held in treasury, at cost – 31,272,458 shares and 30,640,819 shares at August 31, 2011 and May 31, 2011, respectively	(14,270,593)	(14,223,037)
Total stockholders’ equity	10,912,070	12,018,586
Total liabilities and stockholders’ equity	$11,253,826	$12,597,403

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	August 31, 2011	August 31, 2010
Revenues:
License and service revenue	$134,563	$94,055

Cost of sales:
License and service revenue	33,084	23,415
Amortization of purchased intangibles	-	68,889
Total cost of sales	33,084	92,304
Gross profit	101,479	1,751

Operating expenses:
Research and development	170,195	230,484
Selling, general and administrative	736,505	1,355,769
Total operating expenses	906,700	1,586,253
Operating loss	(805,221)	(1,584,502)

Other income (expense):
Interest and other income	43,135	18,299
Interest expense	-	(16,597)
Gain on sale of Vigilys business line	-	60,000
Realized loss on sale of marketable securities	-	(648,740)
Equity in loss of affiliated company	(300,283)	(1,159,703)
Total other expense, net	(257,148)	(1,746,741)

Loss before income taxes	(1,062,369)	(3,331,243)

Provision (benefit) for income taxes	1,600	(1,330,844)

Net loss	$(1,063,969)	$(2,000,399)

Basic loss per common share	$-	$-

Diluted loss per common share	$-	$-

Weighted average number of common shares outstanding - basic	404,333,621	405,739,165

Weighted average number of common shares outstanding - diluted	404,333,621	405,739,165

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	August 31, 2011	August 31, 2010
Operating activities:
Net loss	$(1,063,969)	$(2,000,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,506	75,133
Share-based compensation relating to issuance of stock options	5,009	58,434
Accrued interest income added to investments and notes receivable	(2,357)	(11,740)
Equity in loss of affiliated company	300,283	1,159,703
Realized loss on sale of marketable securities	-	648,740
Gain on sale of Vigilys business line	-	(60,000)
Deferred income taxes	-	(1,330,362)
Changes in operating assets and liabilities:
Accounts receivable	160,009	(6,496)
Receivable from affiliated company	(97,923)	(30,838)
Work-in-process	(91,779)	136,637
Prepaid expenses and other current assets	67,765	53,222
Prepaid income taxes	401,641	1,602
Accounts payable and accrued expenses	(218,233)	(305,570)
Deferred revenue	(18,828)	(86,882)
Net cash used in operating activities	(555,876)	(1,698,816)

Investing activities:
Proceeds from sales of marketable securities	490,000	355,775
Purchases of marketable securities	(3,004,000)	-
Repayment of note receivable	-	1,065,595
Net cash (used in) provided by investing activities	(2,514,000)	1,421,370

Financing activities:
Repurchase of common stock for treasury	(47,556)	(53,532)
Tax effect of expiration/cancellation/exercise of stock options	-	(2,082)
Payment on note payable	-	(500,000)
Net cash used in financing activities	(47,556)	(555,614)

Net decrease in cash and cash equivalents	(3,117,432)	(833,060)
Cash and cash equivalents, beginning of period	8,453,665	10,340,110
Cash and cash equivalents, end of period	$5,336,233	$9,507,050

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$-	$121,184
Cash receipts from income tax refund	$400,042	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reversal of unrealized loss charged to other comprehensive income at May 31, 2010 adjusted for deferred tax benefit due to recognition of loss in current period	$-	$(246,994)

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements of Patriot Scientific Corporation (the “Company”, “PTSC”, “Patriot”, “we”, “us” or “our”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Report on Form 10-K for our fiscal year ended May 31, 2011.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented.  Operating results for the three month period ended August 31, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012.

Basis of Consolidation

The condensed consolidated balance sheets at August 31, 2011 and May 31, 2011 include our accounts and those of our wholly owned subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated statement of operations for the three months ended August 31, 2011 includes our accounts, and those of our wholly owned subsidiary PDSG which includes Crossflo, and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated statement of operations for the three months ended August 31, 2010 includes our accounts and those of our wholly owned subsidiary PDSG which includes Crossflo, the business line Vigilys (until August 2010) and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.

Liquidity and Management’s Plans

Cash shortfalls currently experienced by Phoenix Digital Solutions, LLC (“PDS”) and continued negative cash flows incurred by PDSG will have an adverse effect on our liquidity.  Accordingly, we have and may continue to examine alternatives that could allow for the partnering or divestiture of PDSG (see Note 11).  If successful, these measures may provide for a further reduction in expenses and cash use, or additionally in the event of divestiture, cash proceeds, although given the operational history of PDSG to date there can be no guarantee that a divestiture will result in the realization of material consideration.  With respect to PDS, we do not have any contractual commitments and do not intend to fund any cash requirements. In addition, we do not have any intention of funding any cash requirements of our 50% partner in PDS, Technology Properties Limited, Inc. (“TPL”).

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Liquidity and Management’s Plans (continued)

While our current liquid cash resources as of August 31, 2011, are expected to provide the funds necessary to support our operations through at least the next twelve months, the cash flows from our interest in PDS represents our primary significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position as the revenues from our PDSG subsidiary are insufficient to cover the costs of their operations and the costs of Patriot Scientific Corporation as a whole.  It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $9,814,564 at August 31, 2011.

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

Investment in Affiliated Company

We review our investment in an affiliated company to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near term prospects of the investee. If the decline in value is deemed to be other than temporary, we would recognize an impairment loss.

We have a 50% interest in PDS (see Note 6).  As of the date of this filing, PDS is a variable interest entity (“VIE”) of which we are not the primary beneficiary and therefore will not consolidate PDS’ financial statements with our own as we cannot direct the licensing activity of TPL on behalf of PDS.

This investment is accounted for using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee which is presented in the condensed consolidated statements of operations in the caption “Equity in loss of affiliated company” and also is adjusted by contributions to and distributions from PDS.

During the three months ended August 31, 2011, our share of loss in PDS exceeds our investment in PDS by $732,286.  We have not recorded the excess loss on our consolidated financial statements as we do not intend to fund any cash requirements of PDS, which is a change in our policy of accounting for PDS.  Under the equity method of accounting, we are to continue to report losses up to our carrying amount of the investment. Once the investment balance is reduced to $0, we are to discontinue applying the equity method until such time that our share of future net income reported by PDS equals our share of net losses not recognized during the period the equity method was suspended.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

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

At August 31, 2011 potential common shares of 3,010,000 related to our outstanding options were not included in the calculation of diluted income per share as we had no income.  At August 31, 2010 potential common shares of 5,687,803 related to our outstanding warrants and options were not included in the calculation of diluted income per share as we had no income.  Had we reported net income for the three months ended August 31, 2011 and 2010, an additional 0 and 779,994, respectively, shares of common stock would have been included in the calculation of diluted income per share.

In connection with our acquisition of Crossflo, which is now a part of PDSG, we issued escrow shares that are contingent upon certain representations and warranties made by Crossflo at the time of the merger agreement (see Note 9).  We exclude these escrow shares from the basic loss per share calculations and include the escrowed shares in the diluted earnings per share calculations.

Share-Based Compensation

Share-based compensation expense recognized during the three months ended August 31, 2011 and 2010 is based on the grant date fair value of the portion of share-based payment awards ultimately expected to vest during the year.  As share-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeiture rates are based on historical forfeiture experience and estimated future employee forfeitures.

2.  Goodwill and Other Intangible Assets

Goodwill originating from acquisitions was not amortized and was tested for impairment on an annual basis and between annual tests based on certain circumstances.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Goodwill and Other Intangible Assets (continued)

Changes in the net carrying amount of goodwill were as follows:

Balance, June 1, 2010	$642,981
Impairment of Crossflo goodwill	(642,981)
Balance May 31, 2011	$-

During the quarter ended November 30, 2010, we wrote off the remaining goodwill associated with our acquisition of Crossflo due to the inability of PDSG to meet its business plan.  We recorded this as an impairment of goodwill on our consolidated statement of operations for the nine months ended February 28, 2011.

Purchased identifiable intangible assets were being amortized on a straight line basis over their estimated lives.  Management’s plan of restructuring and the continuing inability of PDSG to meet its business plan were indicators of potential impairment on our intangible assets. Accordingly, during the fiscal year ended May 31, 2011 it was determined that intangibles were fully impaired by approximately $1,470,000.  We have recorded this as an impairment of purchased intangibles on our consolidated statement of operations for the fiscal year ended May 31, 2011.

The amortization expense related to intangible assets was as follows:

	Three Months Ended August 31, 2011	Three Months Ended August 31, 2010
Amortization of intangible assets included in:
Cost of sales	$-	$68,889

3.  Cash, Cash Equivalents, Restricted Cash and Marketable Securities

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash and cash equivalents at August 31, 2011 and May 31, 2011 consist of deposits in a savings account required to be held as collateral for our corporate credit card.

At August 31, 2011 and May 31, 2011, our current portion of marketable securities in the amount of $4,478,331 and $2,207,009, respectively, consists of the par value plus accrued interest of our time deposits.  At August 31, 2011, our non-current portion of marketable securities in the amount of $245,009 consists of the par value plus accrued interest of time deposits.  These values are reported at cost, which approximate fair market value.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

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

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at August 31, 2011 Using
	Fair Value at August 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$271,496	$271,496	$-	$-
Money market funds	5,064,737	5,064,737	-	-
Restricted cash	20,835	20,835
Marketable securities:
Short-term:
Certificates of deposit	4,478,331	4,478,331	-	-
Long-term:
Certificates of deposit	245,009	245,009
Total	$10,080,408	$10,080,408	$-	$-

		Fair Value Measurements at May 31, 2011 Using
	Fair Value at May 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$128,655	$128,655	$-	$-
Money market funds	8,080,005	8,080,005	-	-
Certificates of deposit	245,005	245,005	-	-
Restricted cash	20,809	20,809	-	-
Marketable securities:
Certificates of deposit	2,207,009	2,207,009	-	-
Total	$10,681,483	$10,681,483	$-	$-

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

The following table summarizes the activity for the period by investment type for the three months ended August 31, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Description	Auction Rate Securities
Beginning balance, June 1, 2010	$5,133,835
Total realized/unrealized recovery (losses):
Included in earnings	(648,740)
Included in comprehensive income (loss)	416,165
Settlements	(350,000)
Ending balance, August 31, 2010	$4,551,260

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

Beginning in fiscal 2011, we purchased certificates of deposit with varying maturity dates greater than three months.  The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of August 31, 2011:

	August 31, 2011
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in one year or less	$4,478,331	$-	$4,478,331
Due in one year or more	$245,009	$-	$245,009

During the fiscal year ended May 31, 2011, we purchased certificates of deposit with varying maturity dates.  The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2011:

	May 31, 2011
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in one year or less	$2,452,014	$-	$2,452,014

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

4.  Accounts Receivable

Trade accounts receivable at August 31, 2011 and May 31, 2011 is $27,456 and $187,465, respectively, which relates entirely to PDSG. No allowance for doubtful accounts has been recorded at August 31, 2011 or May 31, 2011.

At August 31, 2011 and May 31, 2011, accounts receivable from our investee PDS was $227,268 and $129,345, respectively.  These balances represent reimbursements we submit to PDS for our legal and related costs incurred in various legal matters of which we are listed as co-defendant with TPL.  We expect to collect the entire amount of our accounts receivable from PDS upon settlement of our legal action against TPL (see Note 9).

5.  Work-In-Process

At August 31, 2011, work-in-process consisting of recognized revenue on PDSG’s current contracts was $574,616 and invoices to customers were $452,256.  At May 31, 2011, work-in-process consisting of recognized revenue on PDSG’s current contracts was $455,381 and invoices to customers were $424,800.  These amounts are shown on our August 31, 2011 and May 31, 2011 balance sheets at net of $122,360 and $30,581, respectively, due to their immateriality.

6.  Investment in Affiliated Company

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

We and TPL each own 50% of the membership interests of PDS, and each of us has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, we and TPL agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. Neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement. PDS has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by TPL on behalf of PDS. During the three months ended August 31, 2011 and 2010, PDS expensed $500,000 and $0, respectively, pursuant to this commitment.  This expense is recorded in the accompanying statements of operations presented below.

PDS reimburses TPL for payment of all legal and third-party expert fees and other related third-party costs and other expenses.  During the three months ended August 31, 2011 and 2010, PDS expensed $1,635,516 and $615,585, respectively, pursuant to the agreement.  These expenses are recorded in the accompanying PDS statements of operations presented below.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

On April 12, 2010, we filed an action against TPL in the San Diego Superior Court.  On January 19, 2011, pursuant to our settlement agreement with TPL, PDS agreed to pay TPL $67,000 per month from September 1, 2010 to April 30, 2011 relating to TPL’s special work and effort regarding internal costs related to litigation support and patent re-examinations.

On April 22, 2010, we filed an action against TPL in the Superior Court of Santa Clara County.  We and TPL had been in negotiations to restructure our relationship.  On October 6, 2011, we announced that we had settled this action (see Note 11).  Pursuant to this executed settlement agreement with TPL, PDS agreed to pay TPL $172,000 for June 2011, and $86,000 per month thereafter until 60 days after the Markman hearing relating to TPL’s special work and effort regarding internal costs related to litigation support.  Accordingly, we have accrued $344,000 at August 31, 2011 pursuant to the executed settlement agreement and this expense is recorded in the accompanying PDS statements of operations presented below.

We are accounting for our investment in PDS under the equity method of accounting, and accordingly have recorded our reportable share of PDS’ net loss during the three months ended August 31, 2011 and 2010 of $300,283 and $1,159,703, respectively, as a decrease in our investment.  We received no cash distributions from PDS during the three months ended August 31, 2011 and 2010.  During the three months ended August 31, 2011 our entire share of PDS’ net loss is $1,032,570 and at May 31, 2011 our investment in PDS was $300,283.  For the three months ended August 31, 2011 we have recorded our share of PDS’ net loss to the extent of our basis in the investment.  The remaining loss will be carried forward until such time as it can be recovered.  Accordingly, our investment in PDS is $0 on our August 31, 2011 balance sheet.  We have recorded our share of PDS’ net loss for the three months ended August 31, 2011 as “Equity in loss of affiliated company” in the accompanying condensed consolidated statements of operations.

During the three months ended August 31, 2011 and 2010, TPL entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $512,300 and $0, respectively.

At August 31, 2011, PDS had accounts payable balances of approximately $2,026,000 and $227,000 to TPL and PTSC, respectively.  At May 31, 2011, PDS had accounts payable balances of approximately $1,754,000 and $129,000 to TPL and PTSC, respectively.

Variable Interest Entity Disclosures

At October 7, 2011, PDS’ cash and cash equivalents balance was $79,130.  Management has concluded that PDS’ equity investment at risk is insufficient to finance its activities as the volume of license revenue has not supported litigation costs independent of additional working capital funding.

We have not provided financial support to PDS other than required capital contributions and we are not contractually obligated to provide financial support to PDS other than to fund the working capital account at the discretion of PDS’ management committee.  In the event we, and not TPL, provide working capital funding to PDS we would consolidate PDS’ financial statements with our own as our ownership in PDS would be greater than 50%.

Our variable interest in PDS consists of 50% of PDS’ Members Equity (Deficit) or $(732,286) at August 31, 2011.  We are unable to quantify our maximum exposure to loss associated with this VIE, however we do not have any contractual commitments and do not intend to fund any cash requirements of PDS.

PDS’ balance sheets at August 31, 2011 and May 31, 2011 and statements of operations for the three months ended August 31, 2011 and 2010 are as follows:

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Balance Sheets

ASSETS:

	August 31, 2011	May 31, 2011
	(Unaudited)	(Audited)
Cash and cash equivalents	$689,169	$1,895,653
Prepaid expenses	100,000	600,000
Total assets	$789,169	$2,495,653

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT):

	August 31, 2011	May 31, 2011
	(Unaudited)	(Audited)
Related party payables and accrued expenses	$2,253,741	$1,883,296
LLC tax payable	-	11,790
Members’ equity (deficit)	(1,464,572)	600,567
Total liabilities and members’ equity (deficit)	$789,169	$2,495,653

Statements of Operations

	Three Months Ended August 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues	$512,300	$-
Operating expenses	2,577,439	906,560
Operating loss	(2,065,139)	(906,560)
Reserve for loan loss and uncollectable receivable	-	(1,413,095)
Interest income	-	250
Net loss	$(2,065,139)	$(2,319,405)

7.   Income Taxes

During the third quarter of fiscal 2011, we determined that is was not more likely than not that all of our deferred tax assets will be realized in the future due to our continuing pre-tax and taxable losses.  As a result of this determination we have placed a full valuation allowance against our deferred tax assets.  There have been no changes to our determination during the current fiscal year.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

8.   Stockholders’ Equity

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market.  As part of the program, we purchased 631,639 and 448,300 shares of our common stock at an aggregate cost of $47,556 and $53,531 during the three months ended August 31, 2011 and 2010, respectively.

Equity Transactions

The following table summarizes equity transactions during the three months ended August 31, 2011:

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock

Balance June 1, 2011	407,526,799	$4,381	$77,314,301	$(51,077,059)	$(14,223,037)
Share-based compensation	-	-	5,009	-	-
Repurchase of common stock for treasury	(631,639)	-	-	-	(47,556)
Net loss	-	-	-	(1,063,969)	-
Balance August 31, 2011	406,895,160	$4,381	$77,319,310	$(52,141,028)	$(14,270,593)

Stock Options and Warrant Activity

As of August 31, 2011, we had 240,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at a range of $0.47 to $0.86 per share expiring through 2012; and 2,770,000 options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.09 to $0.60 per share expiring through 2015.  Some of the options outstanding under the 2006 Stock Option Plan are not presently exercisable and are subject to meeting certain vesting criteria.

During the three months ended August 31, 2011, we recorded $5,009 of share-based compensation expense related to vesting of stock options granted to PDSG employees.  During the three months ended August 31, 2010, we recorded $58,434 of share-based compensation expense related to vesting of stock options, including $5,458 related to PDSG.

Share-based Compensation

Summary of Assumptions and Activity

The fair value of share-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three months ended August 31, 2011 is based on the historical volatilities of our common stock.  These factors could change in the future, affecting the determination of share-based compensation expense in future periods.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

	Three Months Ended August 31, 2011 (Unaudited)		Three Months Ended August 31, 2010 (Unaudited)

Expected term	*	years	5	years
Expected volatility	*	%	106%
Risk-free interest rate	*	%	2.17%

* No stock options were granted during the three month period ended August 31, 2011.

A summary of option activity as of August 31, 2011 and changes during the three months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remainin Contractual Ter (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2011	3,010,000	$0.33
Options granted	-	$-
Options exercised	-	$-
Options forfeited	-	$-
Options outstanding at August 31, 2011	3,010,000	$0.33	1.94	$-
Options vested and expected to vest at August 31, 2011	2,918,807	$0.33	1.93	$-
Options exercisable at August 31, 2011	2,827,614	$0.34	1.92	$-

The weighted average grant date fair value of options granted during the three months ended August 31, 2010 was $0.08 per option.  There were no options exercised during the three months ended August 31, 2011 or 2010.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.07 per share on August 31, 2011) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.07) on August 31, 2011.

As of August 31, 2011, there was $14,637 of total unrecognized compensation cost, net of forfeitures, related to employee stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next 21 months.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

The following table summarizes employee and director share-based compensation expense for Patriot and employee share-based compensation for PDSG for the three months ended August 31, 2011 and 2010, which was recorded as follows:

	Three Months Ended August 31, 2011	Three Months Ended August 31, 2010
Research and development – PDSG	$484	$586
Selling, general and administrative expense - PDSG	4,525	4,872
Selling, general and administrative expense - Patriot	-	52,976
Total	$5,009	$58,434

9.  Commitments and Contingencies

Litigation

Patent Litigation

On February 8, 2008, we, TPL and Alliacense Ltd. were named as defendants in separate lawsuits filed in the United States District Court for the Northern District of California by HTC Corporation, and Acer, Inc., and affiliated entities of each of them.

The Acer case seeks declaratory relief that its products do not infringe enforceable claims of the '336, ‘749, '148 patents and US 5,530,890 (the “890 patent”). The HTC case similarly seeks declaratory relief that its products do not infringe enforceable claims of those patents.  We allege counterclaims for patent infringement of the '336, '749, '148 and '890 patents against Acer and HTC.  On June 16, 2009, District Court Judge Jeremy Fogel stayed the HTC and Acer actions until September 18, 2009.  The stay has been lifted and the cases are in the discovery and claims construction phase.  A claims construction hearing is scheduled for January 27, 2012.

On December 1, 2008, we, TPL and Alliacense, Ltd. were named as defendants in a lawsuit filed in the United States District Court for the Northern District of California by Barco, N.V.  The Barco case seeks declaratory relief that its products do not infringe enforceable claims of the '749 and '890 patents.  We allege counterclaims for patent infringement of our '749, '890 and '336 patents.  On June 22, 2009, Judge Fogel also stayed the Barco case until September 18, 2009.  That stay has been lifted and the case is deemed related to the Acer and HTC cases.  The case is now in the discovery and claims construction phase.  Barco moved for Summary Judgment with respect to allegations that it has infringed on the '336 patent on grounds independent of claims construction.  That Motion was denied on February 25, 2011.  A claims construction hearing is scheduled for January 27, 2012.

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

On August 31, 2009, we initiated an arbitration proceeding before the American Arbitration Association against the three Crossflo principal officers who were signatories to the Merger Agreement alleging they provided false representations and warranties in the Merger Agreement and alleging nondisclosure of information about Crossflo during the due diligence process leading up to the merger.  Those three principal officers deny our claims and have filed counterclaims.  The arbitration is expected to commence during January 2012.

TPL Litigation

On April 22, 2010, we filed an action against TPL and Alliacense LLC in Santa Clara Superior Court alleging claims for breach of contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and interference with contract, constructive fraud, for preliminary and permanent injunctions and for an accounting.  The Action stemmed from TPL's notification of a license written in April 2010 which included a license of the MMP patents and other patents to use portfolios and technologies co-owned and potentially owned by TPL in the future.  We objected to the amount of license consideration allocated to the MMP patent license as too low relative to the other license components.  On October 6, 2011, we announced that we had settled this action with TPL see Note 11 for terms of our executed settlement agreement.

401(k) Plan

Patriot and PDSG have retirement plans that comply with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plans. Patriot matches 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Patriot’s participants vest 33% per year over a three year period in their matching contributions. Patriot’s matching contributions during the three months ended August 31, 2011 and 2010 were $5,257 and $3,165, respectively.  PDSG does not match participant voluntary contributions.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

Bonuses

During fiscal 2011, a retention bonus program was implemented to be paid to individuals who remain with PDSG until February 29, 2012.  The projected liability for such bonuses is $90,000.  This liability is being accrued ratably over the retention period.

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

10.  Segment Information

We acquired PDSG in a series of transactions in the second, third and fourth quarters of fiscal 2009 and consolidate our wholly-owned subsidiary PDSG in our condensed consolidated financial statements.  PDSG provides data sharing services and products to the public sector.  There is no inter-segment revenue and the accounting policies for segment reporting are the same as for us as a whole.

This reportable segment is a strategic business unit that is managed separately because it requires different technology and marketing strategies.

Operating segment net revenue, operating loss and loss before taxes for the three months ended August 31, 2011 and 2010 were as follows:

	Three Months Ended
	August 31, 2011	August 31, 2010
Net revenue:
PDSG	$134,563	$94,055
PTSC	-	-
Total net revenue	$134,563	$94,055

Operating loss:
PDSG	$(333,136)	$(600,258)
PTSC	(472,085)	(984,244)
Total operating loss	$(805,221)	$(1,584,502)

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Segment Information (continued)

	Three Months Ended
	August 31, 2011	August 31, 2010
Loss before taxes:
PDSG	$(332,627)	$(540,258)
PTSC	(729,742)	(2,790,985)
Total loss before taxes	$(1,062,369)	$(3,331,243)

Operating segment total assets at August 31, 2011 and May 31, 2011 were as follows:

	August 31, 2011	May 31, 2011
Total assets:
PDSG	$407,372	$399,560
PTSC	10,846,454	12,197,843
Total assets	$11,253,826	$12,597,403

All PDSG sales were to unaffiliated customers within the United States, with the exception of a hosting arrangement with a customer in Japan.

Accounts receivable concentration information for PDSG as of August 31, 2011 and May 31, 2011 and sales concentration information for the three months ended August 31, 2011 and 2010 were as follows:

	Three months ended August 31, 2011		August 31, 2011	Three months ended August 31, 2010		May 31, 2011
	Sales	% of sales	% of A/R	Sales	% of sales	% of A/R
Customer A	$28,241	21%	-----	$55,367	59%	-----
Customer B	$6,201	5%	-----	$5,964	6%	13%
Customer C	$2,700	2%	-----	-----	-----	16%
Customer D	$88,187	66%	98%	-----	-----	71%
Customer E	-----	-----	-----	$19,511	21%	-----

11.  Subsequent Events

During the period September 1, 2011 through October 7, 2011, we purchased 140,500 shares of our common stock at an aggregate cost of $6,668 pursuant to our stock buyback program.

On October 6, 2011, we settled our dispute with TPL regarding the management of the MMP Portfolio.  Pursuant to the terms of the executed settlement agreement, TPL has agreed to have PDS take the following actions:  1) allocate to PTSC $1,100,000 at the rate of five and ten percent of future distributions due to TPL as a member of PDS, 2) TPL has agreed to increased review and procedures by PDS and us on all MMP Portfolio licensing, 3) we have agreed to have PDS pay TPL for certain litigation and reexamination support services at the rate of  $172,000 for June 2011, and $86,000 per month thereafter until 60 days after the Markman hearing in the current patent infringement litigation, 4) the parties have agreed to established guidelines and procedures relating to proposed license arrangements to be entered into by TPL involving the MMP Portfolio patents and one or more other patents within TPL’s portfolio that is not an MMP Portfolio patent, and 5) a procedure for allocating revenue between the MMP Portfolio patents and the non-MMP Portfolio patents, if needed.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Subsequent Events (continued)

On October 7, 2011, PTSC retained the services of an investment banker to seek a buyer for PDSG.  At August 31, 2011 the carrying amount of PDSG’s major classes of assets and liabilities are:

Assets
Current assets:
Cash and cash equivalents	$143,937
Accounts receivable	27,456
Work-in-process	122,360
Prepaid expenses and other current assets	32,475
Total current assets	326,228
Property and equipment, net	6,438
Other assets	74,706
Total assets	$407,372

Liabilities
Current liabilities:
Accounts payable	$17,753
Accrued expenses and other	155,067
Deferred revenue	31,674
Total current liabilities	$204,494

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND THE REST OF THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS". SEE ALSO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 2011.

Overview

In June 2005, we entered into a series of agreements with TPL and others to facilitate the pursuit of unlicensed users of our intellectual property. We intend to continue our joint venture with TPL to pursue license agreements with unlicensed users of our technology. We believe that utilizing the option of working through TPL, as compared to creating and using our own licensing team for those activities, avoids a competitive devaluation of our principal assets and is a prudent way to achieve the desired results as we seek to obtain fair value from users of our intellectual property.  In April 2010, we filed an action against TPL regarding TPL’s management of the MMP portfolio.  On October 6, 2011, we announced that we had settled this action with TPL see Note 11 to our condensed consolidated financial statements for terms of our settlement agreement.

On October 5, 2009, we announced a reorganization of PDSG and our management.  On January 25, 2010, we sold the Iameter assets and during August 2010, we sold the Vigilys business line.  As a result of our reorganization and PDSG’s continued inability to meet its business plan, we have incurred impairment charges for our intangibles and goodwill in the PDSG segment of our business.  On July 28, 2011, PDSG announced new business initiatives including Software as a Service offerings aimed at providing alternative methods to generate new revenues.  We continue to fund the day to day operating costs of PDSG.  Our merger and acquisition activities have ceased since our October 2009 reorganization.

Cash shortfalls and liquidity issues currently experienced by PDS and continued negative cash flows incurred by PDSG will have an adverse effect on our liquidity.  Accordingly, we have and may continue to examine alternatives that could allow for the partnering or divestiture of PDSG.  During October 2011, we retained an investment banker to seek a buyer for PDSG although given the operational history of PDSG to date there can be no guarantee that a divestiture will result in the realization of material consideration.  With respect to PDS and TPL, we do not have any contractual commitments and do not intend to fund any cash requirements of these entities.

On October 7, 2011 PDS’ cash balance is $79,130.  Management’s plans for the continued operation of PDS rely on the ability of TPL to obtain license agreements to cover the operational costs of PDS.

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

During the fiscal 2011, we determined that is was not more likely than not that all of our deferred tax assets will be realized in the future due to our continuing pre-tax and taxable losses.  As a result of this determination we have placed a full valuation allowance against our deferred tax assets.

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

5.    Investment in Affiliated Company

We have a 50% interest in Phoenix Digital Solutions, LLC (“PDS”). We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the condensed consolidated statements of operations in the caption “Equity in loss of affiliated company.” and also is adjusted by contributions to and distributions from PDS.

During the three months ended August 31, 2011, our share of loss in PDS exceeds our investment in PDS by $732,286.  We have not recorded the excess loss on our consolidated financial statements as we do not intend to fund any cash requirements of PDS, which is a change in our policy of accounting for PDS.  Under the equity method of accounting, we are to continue to report losses up to our carrying amount of the investment. Once the investment balance is reduced to $0, we are to discontinue applying the equity method until such time that our share of future net income reported by PDS equals our share of net losses not recognized during the period the equity method was suspended.

We review our investment in an affiliated company to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near term prospects of the investee. If the decline in value is deemed to be other than temporary, we would recognize an impairment loss.

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

Results of Operations

Comparison of the Three Months Ended August 31, 2011 and Three Months Ended August 31, 2010.

Consolidated:
	Three months ended
	August 31, 2011		August 31, 2010
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue:
License and service revenue	$134,563	100.0%	$94,055	100.0%

	Three months ended
	August 31, 2011		August 31, 2010
	Dollars	% of Revenue	Dollars	% of Revenue
Cost of sales:
License and service revenue	33,084	24.6%	23,415	24.9%
Amortization of purchased intangibles	-	-	68,889	73.2%
Total cost of sales	33,084	24.6%	92,304	98.1%
Gross profit	$101,479	75.4%	$1,751	1.9%

PDSG

Revenue consisting of software licenses and associated services relating to PDSG’s CDX product increased from approximately $94,000 for the three months ended August 31, 2010 to approximately $135,000 for the three months ended August 31, 2011.  The increase was primarily due to the level of activity and progress towards completion rendered on one time contracts that vary in size and scope depending upon the requirements of the customer.  Cost of sales includes the direct time of PDSG employees on each project. Included in cost of sales is approximately $68,900 of amortization expense on purchased intangible assets for the three months ended August 31, 2010.  During fiscal 2011, we wrote off PDSG’s remaining balance of purchased intangible assets.

Consolidated:
	Three months ended
	August 31, 2011	August 31, 2010
Research and development	$170,195	$230,484

PDSG

Research and development costs consist of PDSG’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of PDSG’s software product.  The primary decreases in research and development costs for the three months ended August 31, 2011 as compared to August 31, 2010 were approximately $10,000 in outside contractor costs due to completion of CDX4 and approximately $45,000 in salaries and related costs due to management’s restructuring plan implemented in October of 2009.  For the three months ended August 31, 2011 and 2010, approximately $500 and $600, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

Consolidated:
	Three months ended
	August 31, 2011	August 31, 2010
Selling, general and administrative	$736,505	$1,355,769

Segment Results:
	Three months ended
	August 31, 2011	August 31, 2010
PDSG:
Selling, general and administrative	$264,420	$371,525
PTSC:
Selling, general and administrative	$472,085	$984,244

PDSG

Selling, general and administrative expenses decreased from approximately $372,000 for the three months ended August 31, 2010 to approximately $264,000 for the three months ended August 31, 2011, due to management’s restructuring plan to reduce expenses.  Decreases consisted primarily of approximately $80,000 in salaries and related expenses and approximately $21,000 in legal and accounting expenses.  For the three months ended August 31, 2011 and 2010, approximately $4,500 and $4,900, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

PTSC

Selling, general and administrative expenses decreased from approximately $984,000 for the three months ended August 31, 2010 to approximately $472,000 for the three months ended August 31, 2011.  The decrease consisted primarily of approximately $246,000 in legal fees due to the settlement of the Deutsche Bank matter and the settlement of one of the TPL actions, approximately $118,000 in consulting fees due to the termination of the services of Attain, and approximately $44,000 in board of directors’ fees.  For the three months ended August 31, 2010, approximately $53,000 of share-based compensation was recorded in connection with vesting of employee stock options.

Consolidated

Selling, general and administrative expenses decreased from approximately $1,356,000 for the three months ended August 31, 2010 to approximately $737,000 for the three months ended August 31, 2011 primarily due to continued cost reductions implemented by management.

Consolidated:
	Three months ended
	August 31, 2011	August 31, 2010
Operating loss	$(805,221)	$(1,584,502)

Segment Results:
	Three months ended
	August 31, 2011	August 31, 2010
PDSG:
Operating loss	$(333,136)	$(600,258)
PTSC:
Operating loss	$(472,085)	$(984,244)

PDSG

Operating loss decreased from approximately $600,000 for the three months ended August 31, 2010 to approximately $333,000 for the three months ended August 31, 2011 primarily due to decreases in operating expenses as management continued to implement cost reductions.

PTSC

Operating loss decreased from approximately $984,000 for the three months ended August 31, 2010 to approximately $472,000 for the three months ended August 31, 2011 due to decreases in operating expenses as management continued to implement cost reductions.

Consolidated:
	Three months ended
	August 31, 2011	August 31, 2010
Other income (expense):
Interest and other income	$43,135	$18,299
Interest expense	-	(16,597)
Gain on sale of Vigilys business line	-	60,000
Realized loss on marketable securities	-	(648,740)
Equity in loss of affiliated company	(300,283)	(1,159,703)
Total other expense, net	$(257,148)	$(1,746,741)

Segment Results:
	Three months ended
	August 31, 2011	August 31, 2010
PDSG:
Other income (expense):
Gain on sale of Vigilys business line	$-	$60,000
Interest and other income	509	-
Total other income, net	$509	$60,000
PTSC:
Other income (expense):
Interest and other income	$42,626	$18,299
Interest expense	-	(16,597)
Realized loss on marketable securities	-	(648,740)
Equity in loss of affiliated company	(300,283)	(1,159,703)
Total other expense, net	$(257,657)	$(1,806,741)

Consolidated

Our other income and expenses for the three months ended August 31, 2011 and 2010 included equity in the loss of PDS consisting of net loss after expenses in the amount of approximately $300,000 and $1,160,000, respectively.  Our investment in PDS is accounted for in accordance with the equity method of accounting for investments.

Consolidated:
	Three months ended
	August 31, 2011	August 31, 2010
Loss before income taxes	$(1,062,369)	$(3,331,243)

Segment Results:
	Three months ended
	August 31, 2011	August 31, 2010
PDSG:
Loss before income taxes	$(332,627)	$(540,258)
PTSC:
Loss before income taxes	$(729,742)	$(2,790,985)

PDSG

Loss before income taxes decreased from approximately $540,000 for the three months ended August 31, 2010 to approximately $333,000 for the three months ended August 31, 2011 primarily due to decreases in operating expenses as management continued to implement cost reduction measures.

PTSC

Loss before income taxes decreased from approximately $2,791,000 for the three months ended August 31, 2010 to approximately $730,000 for the three months ended August 31, 2011 primarily due to reduced losses from PDS during the three months ended August 31, 2011 and the realization of losses on our marketable securities during the three months ended August 31, 2010.

Provision (benefit) for income taxes

During the three months ended August 31, 2011, we recorded a provision for income taxes related to California taxes of $1,600.

During the three months ended August 31, 2010, we recorded a benefit for income taxes of approximately $1,331,000 related to federal and California taxes.

Net loss

We recorded a net loss for the three months ended August 31, 2011 and 2010 of $1,063,969 and $2,000,399, respectively.

Liquidity and Capital Resources

Liquidity

Our cash and short-term investment balances decreased from approximately $10,661,000 as of May 31, 2011 to approximately $9,815,000 as of August 31, 2011. We also have restricted cash balances amounting to approximately $21,000 as of May 31, 2011 and August 31, 2011. Total current assets decreased from approximately $12,196,000 as of May 31, 2011 to approximately $10,916,000 as of August 31, 2011. Total current liabilities amounted to approximately $576,000 and approximately $342,000 as of May 31, 2011 and August 31, 2011, respectively.

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

Cash shortfalls currently experienced by PDS and continued negative cash flows incurred by PDSG will have an adverse effect on our liquidity.  Accordingly, we have and may continue to examine alternatives that could allow for the partnering or divestiture of PDSG (see Note 11).  If successful, these measures may provide for a further reduction in expenses and cash use, or additionally in the event of divestiture, cash proceeds, although given the operational history of PDSG to date there can be no guarantee that a divestiture will result in the realization of material consideration.  With respect to PDS and TPL, we do not have any contractual commitments and do not intend to fund any cash requirements of these entities.

While our current liquid cash resources as of August 31, 2011, are expected to provide the funds necessary to support our operations through at least the next twelve months, the cash flows from our interest in PDS represents our primary significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position as the revenues from our PDSG subsidiary are insufficient to cover the costs of its operations and the costs of Patriot Scientific Corporation as a whole.  It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $9,814,564 at August 31, 2011.

Cash Flows From Operating Activities

Cash used in operating activities was approximately $556,000 and $1,699,000 for the three months ended August 31, 2011 and 2010, respectively. The principal components of the current period amount were: equity in loss of affiliated company of approximately $300,000 and changes in prepaid income taxes of $402,000. These increases were offset by: net loss of approximately $1,064,000, and changes in accounts payable and accrued expenses of approximately $218,000. The change in results over the prior period is mainly attributable to the change in deferred income taxes and the reduction in the current period loss in PDS as compared to the three months ended August 31, 2010.

Cash Flows From Investing Activities

Cash used in investing activities was approximately $2,514,000 for the three months ended August 31, 2011 and cash provided by investing activities was approximately $1,421,000 for the three months ended August 31, 2010.  Cash used in investing activities during the current period was mainly attributable to the purchase of certificates of deposit.

Cash Flows From Financing Activities

Cash used in financing activities for the three months ended August 31, 2011 and 2010 was approximately $48,000 and $556,000, respectively.  For the three months ended August 31, 2011, cash of approximately $48,000 was used to purchase common stock for treasury.

Capital Resources

While our current liquid cash resources as of August 31, 2011, are expected to provide the funds necessary to support our operations through at least the next twelve months, the cash flows from our interest in PDS represents our primary significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position as the revenues from our PDSG subsidiary are insufficient to cover the costs of its operations and the costs of Patriot Scientific Corporation as a whole.  It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $9,814,564 at August 31, 2011.

Recent Accounting Pronouncements

During the three months ended August 31, 2011, there were no recent issuances of accounting pronouncements as compared to those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011, that are of significance, or have potential material significance to us.

Risk Factors

We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock. We believe the following to be our most significant risk factors as of the date this report is being filed. The risks and uncertainties described below are not the only ones we face.  Please refer to our risk factors contained in our Form 10-K for the year ended May 31, 2011 for additional risk factors.

We Have Reported Licensing Income In Prior Fiscal Years Which May Not Be Indicative Of Our Future Income.

We have entered into license agreements through our joint venture with TPL and have reported licensing income as a result of this activity for the fiscal years 2006 to 2011. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, potential adverse outcomes associated with the U. S. Patent and Trademark Office (“USPTO”) re-examinations,  the litigation initiated by an inventor of the microprocessor portfolio with TPL, and the possible effect of new judicial interpretations of patent laws, we may not receive revenues from such agreements in the future consistent with amounts received in the past, and we may not receive future revenues from license agreements at all.

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

Our Joint Venture Is At Risk For Going Concern.

PDS, our joint venture with TPL, has experienced significant declines in revenues while at the same time incurring significant legal costs associated with pending litigation with companies which we allege have infringed on our patent portfolio.  Currently, there are no commitments by us or TPL to provide additional working capital to PDS and we do not intend to fund any cash requirements for PDS.  We expect PDS will fund its operations through licensing revenue.

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

We have been named as co-defendants in multiple lawsuits regarding the MMP Portfolio.  See footnote 9 to our condensed consolidated financial statements and Part II, Item 1. “Legal Proceedings” in this quarterly report on Form 10-Q for more information.

Our Wholly-Owned Subsidiary Cannot Operate Without Our Continued Support.

Since the acquisition of our wholly-owned subsidiary PDSG in September 2008, we have provided 100% of PDSG’s operational funding amounting to approximately $8,550,000 through August 31, 2011.  After restructuring measures initiated in October 2009 and continued through August 31, 2011, PDSG continues to remain unable to generate sufficient revenues to support its operations and remains entirely dependent on our funding.  During October 2011, PTSC retained the services of an investment banker to seek a buyer for PDSG.  Should a sale of PDSG occur, it may be on distressed terms with only minimal consideration realized.

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

Item 4.  Controls and Procedures

Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of August 31, 2011, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of August 31, 2011, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Patent Litigation

Our patent litigation with TPL and Alliacense Ltd. in the United States District Court for the Northern District of California against Acer, Inc., HTC Corporation and affiliated entities, as described in Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the year ended May 31, 2011 ("Annual Report"), is still ongoing, but there have been no material developments in such litigation since our Annual Report.

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

TPL Litigation

On October 6, 2011, we announced that we had settled this action with TPL see Note 11 to our condensed consolidated financial statements for terms of our settlement agreement.

Item 1A.  Risk Factors

Please see Part I, Item 2, above, for our risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2006, our Board of Directors authorized a stock repurchase program.  We commenced the program in July 2006 and plan to repurchase outstanding shares of our common stock on the open market from time to time.  As part of the program, we purchased 631,639 shares of our common stock at an aggregate cost of $47,556 during the three months ended August 31, 2011.

Following is a summary of all repurchases by us of our common stock during the three month period ended August 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs

June 1 – 30, 2011	222,862	$0.08	222,862
July 1 – 31, 2011	305,627	$0.07	305,627
August 1 – 31, 2011	103,150	$0.06	103,150
Total	631,639	$0.08	631,639

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

3.7	Bylaws of the Company, incorporated by reference to Exhibit 3.7 to our Current Report on Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)
3.7.1	Amendment to bylaws of the Company, incorporated by reference to Exhibit 3.7.1 to our Current Report on Form 8-K dated November 4, 2010 (Commission file No. 000-22182)
31.1*	Certification of Clifford L. Flowers, Interim CEO, pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Clifford L. Flowers, CFO, pursuant Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Clifford L. Flowers, CFO and Interim CEO, pursuant to Section 1350 of Chapter 63 Title 18 of the United States Code
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT SCIENTIFIC CORPORATION

DATED: October 17, 2011	By:	/s/ CLIFFORD L. FLOWERS
Clifford L. Flowers Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)