Form 10-Q
period 2011-11-30
PATRIOT SCIENTIFIC CORP
filed 2012-01-17
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

On January 9, 2012, 406,000,233 shares of common stock, par value $0.00001 per share were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed consolidated Balance Sheets as of November 30, 2011 (unaudited) and May 31, 2011	3

Condensed consolidated Statements of Operations for the three and six months ended November 30, 2011 and November 30, 2010 (unaudited)	4

Condensed consolidated Statements of Cash Flows for the six months ended November 30, 2011 and November 30, 2010 (unaudited)	5

Notes to condensed consolidated Financial Statements (unaudited)	6-24

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-40

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	40

ITEM 4. Controls and Procedures	40
PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	41

ITEM 1A. Risk Factors	41

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

ITEM 3. Defaults Upon Senior Securities	42

ITEM 4. Removed and Reserved	42

ITEM 5. Other Information	42

ITEM 6. Exhibits	42-43

SIGNATURES

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements
Patriot Scientific Corporation
Condensed Consolidated Balance Sheets

	November 30, 2011	May 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,688,331	$8,453,665
Restricted cash and cash equivalents	20,861	20,809
Current portion of marketable securities	3,287,457	2,207,009
Accounts receivable	113,786	187,465
Accounts receivable - affiliated company	-	129,345
Work-in-process	36,898	30,581
Prepaid income taxes	500,958	904,200
Prepaid expenses and other current assets	157,547	262,629
Total current assets	9,805,838	12,195,703

Marketable securities, net of current portion	245,336	-
Property and equipment, net	12,599	17,613
Other assets	57,221	83,804
Investment in affiliated company	-	300,283
Total assets	$10,120,994	$12,597,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,186	$328,245
Accrued expenses and other	145,636	196,830
Deferred revenue	13,412	50,502
Total current liabilities	227,234	575,577

Other non-current liabilities	-	3,240
Total liabilities	227,234	578,817

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,167,618 shares issued and 406,552,249 shares outstanding at November 30, 2011 and 438,167,618 shares issued and 407,526,799 shares outstanding at May 31, 2011	4,381	4,381
Additional paid-in capital	77,324,313	77,314,301
Accumulated deficit	(53,145,510)	(51,077,059)
Common stock held in treasury, at cost – 31,615,369 shares and 30,640,819 shares at November 30, 2011 and May 31, 2011, respectively	(14,289,424)	(14,223,037)
Total stockholders’ equity	9,893,760	12,018,586
Total liabilities and stockholders’ equity	$10,120,994	$12,597,403

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
Revenues:
License and service revenue	$47,587	$72,775	$182,150	$166,830

Cost of sales:
License and service revenue	12,313	5,000	45,397	28,415
Amortization of purchased intangibles	-	68,889	-	137,778
Total cost of sales	12,313	73,889	45,397	166,193
Gross profit (loss)	35,274	(1,114)	136,753	637

Operating expenses:
Research and development	150,757	157,545	320,952	388,029
Selling, general and administrative	665,813	940,399	1,402,317	2,296,169
Impairment of goodwill	-	642,981	-	642,981
Total operating expenses	816,570	1,740,925	1,723,269	3,327,179
Operating loss	(781,296)	(1,742,039)	(1,586,516)	(3,326,542)

Other income (expense):
Interest and other income	5,682	791	48,816	19,090
Interest expense	-	(4,213)	-	(20,810)
Gain on sale of Vigilys business line	-	-	-	60,000
Realized loss on sale of marketable securities	-	-	-	(648,740)
Equity in loss of affiliated company	(227,268)	(316,136)	(527,551)	(1,475,839)
Total other income (expense), net	(221,586)	(319,558)	(478,735)	(2,066,299)

Loss before income taxes	(1,002,882)	(2,061,597)	(2,065,251)	(5,392,841)

Provision (benefit) for income taxes	1,600	(562,067)	3,200	(1,892,911)

Net loss	$(1,004,482)	$(1,499,530)	$(2,068,451)	$(3,499,930)

Basic loss per common share	$-	$-	$(0.01)	$(0.01)

Diluted loss per common share	$-	$-	$(0.01)	$(0.01)

Weighted average number of common shares outstanding-basic	403,891,972	405,306,851	404,114,005	405,524,188

Weighted average number of common shares outstanding-diluted	403,891,972	405,306,851	404,114,005	405,524,188

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	November 30, 2011	November 30, 2010

Operating activities:
Net loss	$(2,068,451)	$(3,499,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	5,014	150,266
Share-based compensation relating to issuance of stock options	10,012	65,984
Impairment of goodwill	-	642,981
Accrued interest income added to investments and notes receivable	(1,836)	(11,765)
Equity in loss of affiliated company	527,551	1,475,839
Realized loss on sale of marketable securities	-	648,740
Gain on sale of Vigilys business line	-	(60,000)
Deferred income taxes	-	(1,892,429)
Changes in operating assets and liabilities:
Accounts receivable	73,679	76,704
Receivable from affiliated company	(97,923)	(55,117)
Work-in-process	(6,317)	136,637
Prepaid expenses and other current assets	131,665	96,466
Prepaid income taxes	403,242	1,602
Accounts payable and accrued expenses	(314,493)	(427,617)
Deferred revenue	(37,090)	(87,349)
Net cash used in operating activities	(1,374,947)	(2,738,988)

Investing activities:
Proceeds from sales of marketable securities	1,225,000	4,913,365
Purchases of marketable securities	(2,549,000)	-
Repayment of note receivable	-	1,128,095
Net cash (used in) provided by investing activities	(1,324,000)	6,041,460

Financing activities:
Repurchase of common stock for treasury	(66,387)	(96,835)
Tax effect of expiration/cancellation/exercise of stock options	-	(2,082)
Payment on note payable	-	(3,122,144)
Net cash used in financing activities	(66,387)	(3,221,061)

Net (decrease) increase in cash and cash equivalents	(2,765,334)	81,411
Cash and cash equivalents, beginning of period	8,453,665	10,340,110
Cash and cash equivalents, end of period	$5,688,331	$10,421,521

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$-	$137,785
Cash receipts from income tax refund	$400,042	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reversal of unrealized loss charged to other comprehensive income at May 31, 2010 adjusted for deferred tax benefit due to recognition of loss in current period	$-	$(246,994)

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented.  Operating results for the six month period ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012.

Basis of Consolidation

The condensed consolidated balance sheets at November 30, 2011 and May 31, 2011 include our accounts and those of our wholly owned subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated statement of operations for the three months ended November 30, 2011 and  2010 and the six months ended November 30, 2011 includes our accounts, and those of our wholly owned subsidiary PDSG which includes Crossflo, and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated statement of operations for the six months ended November 30, 2010 includes our accounts, and those of our wholly owned subsidiary PDSG which includes Crossflo, the business line of Vigilys (until August 2010) and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.

Liquidity and Management’s Plans

Cash shortfalls currently experienced by Phoenix Digital Solutions, LLC (“PDS”) and continued negative cash flows incurred by PDSG will have an adverse effect on our liquidity.  Accordingly, we have and may continue to examine alternatives that could allow for the partnering or divestiture of PDSG.  If successful, these measures may provide for a further reduction in expenses and cash use, or additionally in the event of divestiture, cash proceeds, although given the operational history of PDSG to date there can be no guarantee that a divestiture will result in the realization of material consideration.  With respect to PDS, although we presently do not have any contractual commitments to fund any cash requirements (see Note 6), in December 2011 we did contribute $200,000 in additional capital to PDS, in order to fund a portion of a legal retainer discussed below. In addition, we do not have any intention of funding any cash requirements of our 50% partner in PDS, Technology Properties Limited, Inc. (“TPL”).

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Liquidity and Management’s Plans (continued)

Our current liquid cash resources as of November 30, 2011, are expected to provide the funds necessary to support our operations through at least the next twelve months assuming we do not continue to fund the obligations of PDS.  The cash flows from our interest in PDS represent our primary significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position as the revenues from our PDSG subsidiary are insufficient to cover the costs of their operations and the costs of Patriot Scientific Corporation as a whole.  It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $8,975,788 at November 30, 2011.  In December 2011, TPL engaged new counsel on behalf of PDS, and committed PDS to paying an initial retainer in the amount of $2,400,000, payable in monthly installments from December 2011 through August 2012.  The $200,000 that we contributed to PDS referred to above, was used to pay the first installment of such retainer.  The remaining balance of the retainer is anticipated to be funded by PDS from licensing revenues. In the event that PDS does not have the funds to pay one or more installments of the retainer, we and TPL must decide whether to contribute additional capital to PDS to fund such installments. The newly retained counsel will continue the Northern California cases to trial after the claims construction hearing.

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

Investment in Affiliated Company

We review our investment in PDS to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near term prospects of PDS. If the decline in value is deemed to be other than temporary, we would recognize an impairment loss.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

During the six months ended November 30, 2011, our share of loss in PDS exceeds our investment in PDS by $1,563,261. We presently do not have a contractual obligation to fund any cash requirements of PDS (see Note 6) and accordingly we have not recorded the excess loss on our consolidated financial statements, which is a change in our policy of accounting for PDS.  Under the equity method of accounting, we are to continue to report losses up to our carrying amount of the investment and advances. Once the investment balance is reduced to $0, we are to discontinue applying the equity method until such time that our share of future net income reported by PDS equals our share of net losses not recognized during the period the equity method was suspended.

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

We allocate PDSG’s revenues to all deliverables based on their relative selling price using a specific hierarchy.  The hierarchy is as follows:  vendor-specific objective evidence (“VSOE”), third-party evidence of selling price (“TPE”) or best estimate of selling price (“BESP”).  When a sale involves multiple elements, PDSG allocates the entire fee from the arrangement to each respective element based on VSOE of fair value and recognizes revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately.  PDSG has established VSOE for its CDX software licenses and PCS based on historical stand-alone sales to third parties or from the stated renewal rates contained in the customer contracts.  PCS is recognized on a straight-line basis over the support period.

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

Net Loss Per Share

Basic net loss per share includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

For the three and six months ended November 30, 2011 potential common shares of 2,895,000 related to our outstanding options were not included in the calculation of diluted income per share as we had no income.  For the three and six months ended November 30, 2010 potential common shares of 5,637,292 related to our outstanding warrants and options were not included in the calculation of diluted income per share as we had no income.  Had we reported net income for the three and six months ended November 30, 2011 and 2010, an additional 0 and 755,000 shares of common stock, respectively, would have been included in the number of shares used to calculate diluted earnings per share and an additional 0 and 755,000 shares of common stock, respectively, would have been included in the number of shares used to calculate diluted earnings per share.

In connection with our acquisition of Crossflo, which is now a part of PDSG, we issued escrow shares that are contingent upon certain representations and warranties made by Crossflo at the time of the merger agreement (see Note 9).  We exclude these escrow shares from the basic loss per share calculations and include the escrowed shares in the diluted earnings per share calculations.

Share-Based Compensation

Share-based compensation expense recognized during the three and six months ended November 30, 2011 and 2010 is based on the grant date fair value of the portion of share-based payment awards ultimately expected to vest during the year.  As share-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeiture rates are based on historical forfeiture experience and estimated future employee forfeitures.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Income Taxes

We follow authoritative guidance in accounting for uncertainties in income taxes.  This authoritative guidance prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Under this guidance we may only recognize tax positions that meet a “more likely than not” threshold.

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

During the quarter ended November 30, 2010, we wrote-off the remaining goodwill associated with our acquisition of Crossflo due to the inability of PDSG to meet its business plan.  We recorded this as an impairment of goodwill on our consolidated statement of operations for the nine months ended February 28, 2011.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Goodwill and Other Intangible Assets (continued)

Purchased identifiable intangible assets were being amortized on a straight-line basis over their estimated lives.  Management’s plan of restructuring and the continuing inability of PDSG to meet its business plan were indicators of potential impairment on our intangible assets. Accordingly, during the fiscal year ended May 31, 2011 it was determined that intangibles were fully impaired by approximately $1,470,000.  We have recorded this as an impairment of purchased intangibles on our consolidated statement of operations for the fiscal year ended May 31, 2011.

The amortization expense related to intangible assets was as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	November 30, 2011	November 30, 2011	November 30, 2010	November 30, 2010
Amortization of intangible assets included in:
Cost of sales	$-	$-	$68,889	$137,778

3. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash and cash equivalents at November 30, 2011 and May 31, 2011 consist of deposits in a savings account required to be held as collateral for our corporate credit card.

At November 30, 2011 and May 31, 2011, our current portion of marketable securities in the amount of $3,287,457 and $2,207,009, respectively, consists of the par value plus accrued interest of our time deposits.  At November 30, 2011, our non-current portion of marketable securities in the amount of $245,336 consists of the par value plus accrued interest of time deposits.  These marketable securities are classified as available for sale and are reported at fair market value.

We follow authoritative guidance to account for our marketable securities as available for sale.  Under this authoritative guidance we are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We determine fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment or valuations by third party professionals. The three levels of inputs that we may use to measure fair value are:

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at November 30, 2011 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	November 30,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$97,223	$97,223	$-	$-
Money market funds	3,907,200	3,907,200	-	-
Certificates of deposit	1,683,908	1,683,908	-	-
Restricted cash	20,861	20,861	-	-
Marketable securities:
Short-term:
Certificates of deposit	3,287,457	3,287,457	-	-
Long-term:
Certificates of deposit	245,336	245,336	-	-
Total	$9,241,985	$9,241,985	$-	$-

		Fair Value Measurements at May 31, 2011 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$128,655	$128,655	$-	$-
Money market funds	8,080,005	8,080,005	-	-
Certificates of deposit	245,005	245,005	-	-
Restricted cash	20,809	20,809	-	-
Marketable securities:
Certificates of deposit	2,207,009	2,207,009	-	-
Total	$10,681,483	$10,681,483	$-	$-

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

The following table summarizes the activity for the period by investment type for the six months ended November 30, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Beginning balance, June 1, 2010	$5,133,835
Total realized/unrealized recovery (losses):
Included in earnings	(648,740)
Included in comprehensive income (loss)	416,165
Settlements	(350,000)
Settlements	(4,551,260)
Ending balance, November 30, 2010	$-

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

Beginning in fiscal 2011, we purchased certificates of deposit with varying maturity dates greater than three months.  The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of November 30, 2011:

	November 30, 2011
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$1,683,908	$-	$1,683,908
Due in one year or less	$3,287,457	$-	$3,287,457
Due in one year or more	$245,336	$-	$245,336

During the fiscal year ended May 31, 2011, we purchased certificates of deposit with varying maturity dates.  The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2011:

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

	May 31, 2011
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$245,005	$-	$245,005
Due in one year or less	$2,207,009	$-	$2,207,009

4. Accounts Receivable

Trade accounts receivable at November 30, 2011 and May 31, 2011 is $113,786 and $187,465, respectively, which relates entirely to PDSG. No allowance for doubtful accounts has been recorded at November 30, 2011 or May 31, 2011.

5. Work-In-Process

At November 30, 2011, work-in-process consisting of recognized revenue on PDSG’s current contracts was $442,773 and invoices to customers was $405,875.  At May 31, 2011, work-in-process consisting of recognized revenue on PDSG’s current contracts was $455,381 and invoices to customers were $424,800.  These amounts are shown on our November 30, 2011 and May 31, 2011 balance sheets at net of $36,898 and $30,581, respectively, due to their immateriality.

6. Investment in Affiliated Company

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

We and TPL each own 50% of the membership interests of PDS, and each of us has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There has not been a third management committee member since May 2010, nor are there any current attempts to seek a replacement member. Pursuant to the LLC Agreement, we and TPL agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. Since there is currently not a third member of the management committee, working capital contributions made to PDS require the approval of both management committee members. On December 14, 2011 we contributed $200,000 and TPL forfeited rights to $200,000 of special litigation support payments due it pursuant to the October 6, 2011 settlement agreement for an in-kind capital contribution of $200,000 in order to fund a portion of a retainer due to new counsel engaged (see Note 1, Liquidity and Management’s Plans).  Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement. PDS has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by TPL on behalf of PDS. During the six months ended November 30, 2011 and 2010, PDS expensed $1,000,000 and $500,000, respectively, pursuant to this commitment.  This expense is recorded in the accompanying statements of operations presented below.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

PDS reimburses TPL for payment of all legal and third-party expert fees and other related third-party costs and other expenses.  During the six months ended November 30, 2011 and 2010, PDS expensed $3,296,798 and $2,017,463, respectively, pursuant to the agreement.  These expenses are recorded in the accompanying PDS statements of operations presented below.

On April 12, 2010, we filed an action against TPL in the San Diego Superior Court.  On January 19, 2011, pursuant to our settlement agreement with TPL, PDS agreed to pay TPL $67,000 per month from September 1, 2010 to April 30, 2011 relating to TPL’s special work and effort regarding internal costs related to litigation support and patent re-examinations.

On April 22, 2010, we filed an action against TPL in the Superior Court of Santa Clara County.  We and TPL had been in negotiations to restructure our relationship.  On October 6, 2011, we announced that we had settled this action.  Pursuant to this executed settlement agreement with TPL, PDS agreed to pay TPL $172,000 for June 2011, and $86,000 per month thereafter until 60 days after the Markman hearing relating to TPL’s special work and effort regarding internal costs related to litigation support.  Accordingly, PDS has accrued $602,000 at November 30, 2011 pursuant to the executed settlement agreement and this expense is recorded in the accompanying PDS statements of operations presented below.

We are accounting for our investment in PDS under the equity method of accounting, and accordingly have recorded our reportable share of PDS’ net loss during the six months ended November 30, 2011 and 2010 of $527,551 and $1,475,839, respectively, as a decrease in our investment.  We received no cash distributions from PDS during the six months ended November 30, 2011 and 2010.  During the three months ended November 30, 2011, we accounted for $227,268 previously advanced by us for legal services which are reimbursable by PDS, under the equity method of accounting given that this amount remains unreimbursed at November 30, 2011.  Accordingly, our investment in and advances to PDS are $0 and $227,268.  During the During the six months ended November 30, 2011 our entire share of PDS’ net loss is $2,090,812 and at May 31, 2011 our investment in PDS was $300,283.  For the six months ended November 30, 2011 we have recorded our share of PDS’ net loss to the extent of our basis in the investment.  The remaining loss will be carried forward until such time as it can be recovered.  Accordingly, our investment in PDS is $0 on our November 30, 2011 balance sheet.  We have recorded our share of PDS’ net loss for the six months ended August 31, 2011 as “Equity in loss of affiliated company” in the accompanying condensed consolidated statements of operations.

During the three months ended November 30, 2011 and 2010, TPL entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $45,000 and $1,409,000, respectively.

During the six months ended November 30, 2011 and 2010, TPL entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $557,300 and $1,409,000, respectively.

At November 30, 2011, PDS had accounts payable balances of approximately $2,965,704 and $227,000 to TPL and PTSC, respectively.  At May 31, 2011, PDS had accounts payable balances of approximately $1,754,000 and $129,000 to TPL and PTSC, respectively.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Variable Interest Entity Disclosures

On January 9, 2012, PDS’ cash and cash equivalents balance was $314,388.  Management has concluded that our equity investment at risk in PDS is insufficient to finance its activities as the volume of license revenue has not supported litigation costs independent of additional working capital funding.

We have not provided financial support to PDS other than required capital contributions and the $200,000 contribution we agreed to make in December 2011 as described above, and we are not contractually obligated to provide financial support to PDS other than to fund the working capital account at the discretion of PDS’ management committee.  In the event we, and not TPL, provide working capital funding to PDS we would consolidate PDS’ financial statements with our own as our ownership in PDS would be greater than 50%.

Our variable interest in PDS consists of 50% of PDS’ Members Equity (Deficit) in addition to the accounts payable balance due us for a total of $(2,017,797) at November 30, 2011.  We are unable to quantify our maximum exposure to loss associated with this VIE, however, we do not have any contractual commitments and do not intend to fund any cash requirements of PDS.

PDS’ balance sheets at November 30, 2011 and May 31, 2011 and statements of operations for the three and six months ended November 30, 2011 and 2010 are as follows:

Balance Sheets

ASSETS:

	November 30, 2011	May 31, 2011
	(Unaudited)	(Audited)
Cash and cash equivalents	$48,927	$1,895,653
Prepaid expenses	-	600,000
Total assets	$48,927	$2,495,653

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT):

	November 30, 2011	May 31, 2011
	(Unaudited)	(Audited)
Related party payables and accrued expenses	$3,629,984	$1,883,296
LLC tax payable	-	11,790
Members’ equity (deficit)	(3,581,057)	600,567
Total liabilities and members’ equity (deficit)	$48,927	$2,495,653

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Statements of Operations

	Three Months Ended		Six Months Ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$45,000	$1,409,000	$557,300	$1,409,000
Operating expenses	2,161,485	2,041,305	4,738,924	2,947,865
Operating loss	(2,116,485)	(632,305)	(4,181,624)	(1,538,865)
Reserve for loan loss and uncollectable receivable	-	-	-	(1,413,095)
Interest income	-	33	-	283
Net loss	$(2,116,485)	$(632,272)	$(4,181,624)	$(2,951,677)

7.   Income Taxes

During the third quarter of fiscal 2011, we determined that it was not more likely than not that all of our deferred tax assets will be realized in the future due to our continuing pre-tax and taxable losses.  As a result of this determination we have placed a full valuation allowance against our deferred tax assets.  There have been no changes to our determination during the current fiscal year.

8.   Stockholders’ Equity

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market.  As part of the program we purchased 974,550 and 844,193 shares of our common stock at an aggregate cost of $66,387 and $96,835 during the six months ended November 30, 2011 and 2010, respectively.

Equity Transactions

The following table summarizes equity transactions during the six months ended November 30, 2011:

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock

Balance June 1, 2011	407,526,799	$4,381	$77,314,301	$(51,077,059)	$(14,223,037)
Share-based compensation	-	-	10,012	-	-
Repurchase of common stock for treasury	(974,550)	-	-	-	(66,387)
Net loss	-	-	-	(2,068,451)	-
Balance November 30, 2011	406,552,249	$4,381	$77,324,313	$(53,145,510)	$(14,289,424)

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

Stock Options and Warrant Activity

As of November 30, 2011, we had 125,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at $0.47 per share expiring in 2012; and 2,770,000 options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.09 to $0.60 per share expiring through 2015.  Some of the options outstanding under the 2006 Stock Option Plan are not presently exercisable and are subject to meeting certain vesting criteria.

During the six months ended November 30, 2011, we recorded $10,012 of share-based compensation expense related to vesting of stock options granted to PDSG employees.  During the six months ended November 30, 2010, we recorded $65,984 of share-based compensation expense related to vesting of stock options, including $10,479 related to PDSG.

Share-based Compensation

Summary of Assumptions and Activity

The fair value of share-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three and six months ended November 30, 2011 is based on the historical volatilities of our common stock.  These factors could change in the future, affecting the determination of share-based compensation expense in future periods.

	Three Months Ended November 30, 2011 (Unaudited)	Six Months Ended November 30, 2011 (Unaudited)	Three Months Ended November 30, 2010 (Unaudited)	Six Months Ended November 30, 2010 (Unaudited)

Expected term	*	*	*	5	years
Expected volatility	*	*	*	106%
Risk-free interest rate	*	*	*	2.17%

* No stock options were granted during these periods.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

A summary of option activity as of November 30, 2011 and changes during the six months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2011	3,010,000	$0.33
Options granted	-	$-
Options exercised	-	$-
Options forfeited	(115,000)	$0.86
Options outstanding at November 30, 2011	2,895,000	$0.31	1.76	$-
Options vested and expected to vest at November 30, 2011	2,821,306	$0.31	1.75	$-
Options exercisable at November 30, 2011	2,747,611	$0.31	1.75	$-

The weighted average grant date fair value of options granted during the six months ended November 30, 2010 was $0.08.  There were no options exercised during the six months ended November 30, 2011 or 2010.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.05 per share on November 30, 2011) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.05) on November 30, 2011.

As of November 30, 2011, there was $12,090 of total unrecognized compensation cost, net of forfeitures, related to employee stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next 18 months.

The following table summarizes employee and director share-based compensation expense for Patriot and employee share-based compensation for PDSG for the three and six months ended November 30, 2011 and 2010, which was recorded as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	November 30, 2011	November 30, 2011	November 30, 2010	November 30, 2010

Research and development - PDSG	$483	$967	$483	$1,070
Selling, general and administrative expense - PDSG	4,520	9,045	4,537	9,409
Selling, general and administrative expense - Patriot	-	-	2,531	55,505
Total	$5,003	$10,012	$7,551	$65,984

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

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

A claims construction hearing is scheduled for January 27, 2012.  Acer has asked the Court to consider a Motion for Summary Judgment to be decided in February 2012, but a briefing schedule has not been established.

On December 1, 2008, we, TPL and Alliacense, Ltd. were named as defendants in a lawsuit filed in the United States District Court for the Northern District of California by Barco, N.V.  The Barco case seeks declaratory relief that its products do not infringe enforceable claims of the '749 and '890 patents.  We allege counterclaims for patent infringement of our '749, '890 and '336 patents.  On June 22, 2009, Judge Fogel also stayed the Barco case until September 18, 2009.  That stay has been lifted and the case is deemed related to the Acer and HTC cases.  The case is in the discovery and claims construction phase.  Barco moved for Summary Judgment with respect to allegations that it has infringed on the '336 patent on grounds independent of claims construction.  That Motion was denied on February 25, 2011.

A claims construction hearing in this matter is also scheduled for January 27, 2012.  Barco has asked the Court to consider a Summary Judgment Motion in late February 2012, but a briefing schedule has not been established.

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

On August 31, 2009, we initiated an arbitration proceeding before the American Arbitration Association against the three Crossflo principal officers who were signatories to the Merger Agreement alleging they provided false representations and warranties in the Merger Agreement and alleging nondisclosure of information about Crossflo during the due diligence process leading up to the merger.  Those three principal officers deny our claims and have filed counterclaims for monetary damages alleging libel associated with the making of our demands on escrow and related disclosures in our periodic filings, and misrepresentation associated with our purported intent to fund the operations of Crossflo post acquisition.  The arbitration is expected to commence January 24, 2012 and to be completed in February 2012. We have evaluated the potential for loss regarding these issues and believe it is probable that we will prevail although there is no assurance we will.  Accordingly, we have not recorded a liability for this matter.

TPL Litigation

On April 22, 2010, we filed an action against TPL and Alliacense LLC in Santa Clara Superior Court alleging claims for breach of contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and interference with contract, constructive fraud, for preliminary and permanent injunctions and for an accounting.  The Action stemmed from TPL's notification of a license written in April 2010 which included a license of the MMP patents and other patents to use portfolios and technologies co-owned and potentially owned by TPL in the future.  We objected to the amount of license consideration allocated to the MMP patent license as too low relative to the other license components.  On October 6, 2011, we settled our dispute with TPL regarding the management of the MMP Portfolio.  Pursuant to the terms of the executed settlement agreement, TPL has agreed to:  1) pay PTSC, at the rate of five or ten percent, $1,100,000 of future distributions due to TPL as a member of PDS, (PTSC will recognize these amounts upon a receipt of cash payments from TPL.) 2) TPL has agreed to increased review and procedures by PDS and us on all MMP Portfolio licensing, 3) we have agreed to have PDS pay TPL for certain litigation and reexamination support services at the rate of  $172,000 for June 2011, and $86,000 per month thereafter until 60 days after the Markman hearing in the current patent infringement litigation, 4) the parties have agreed to established guidelines and procedures relating to proposed license arrangements to be entered into by TPL involving the MMP Portfolio patents and one or more other patents within TPL’s portfolio that is not an MMP Portfolio patent, and 5) a procedure for allocating revenue between the MMP Portfolio patents and the non-MMP Portfolio patents, if needed.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

401(k) Plan

Patriot and PDSG have retirement plans that comply with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plans. Patriot matches 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Patriot’s participants vest 33% per year over a three year period in their matching contributions. Patriot’s matching contributions during the six months ended November 30, 2011 and 2010 were $8,766 and $5,407, respectively.  PDSG does not match participant voluntary contributions.

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

Bonuses

During fiscal 2011, a retention bonus program was implemented to be paid to individuals who remain with PDSG until February 29, 2012.  The projected liability for such bonuses was $90,000.  This liability was being accrued ratably over the retention period.  In November 2011, the retention bonus program was rescinded and replaced with an incentive bonus program for PDSG employees.  Under the terms of the new bonus program the employees are eligible for a bonus if PDSG is acquired and the employees are retained by an acquirer or severance payments in the event PDSG employees are not retained by an acquirer.  As we are unable to determine the outcome of PDSG we have not recorded a liability for the bonus program or severance payments.

Escrow Shares

On August 31, 2009 we gave notice to the former shareholders of Crossflo and Union Bank of California (the “Escrow Agent”) under Section 2.5 of the Agreement and Plan of Merger between us and Crossflo (the “Agreement”), outlining damages incurred by us in conjunction with the acquisition of Crossflo, and seeking the return of 2,844,630 shares of our common stock held by the Escrow Agent.  Subsequently, former shareholders of Crossflo representing a majority of the escrowed shares responded in protest to our claim, delaying the release of the escrowed shares until a formal resolution is reached.  In the event we fail to prevail in our claim against the escrowed shares, we may be obligated to deposit into escrow approximately $256,000 of cash consideration due to the decline in our average stock price over the one year escrow period, calculated in accordance with the Section 2.5 of the Agreement.  We have evaluated the potential for loss regarding our claim and believe that it is probable that the resolution of this issue will not result in a material obligation to the Company, although there is no assurance of this.  Accordingly, we have not recorded a liability for this matter.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

10. Segment Information

We operate in two segments. PDSG provides data sharing and secure data solutions to address the information sharing needs of federal, state, and local public safety and law enforcement agencies.  PTSC has historically managed our investments in joint ventures and affiliates and provides all overhead for the corporate registrant. Within PTSC there is currently one joint venture, PDS, which is accounted for under the equity method.

Operating segment net revenue, operating loss and loss before taxes for the three and six months ended November 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
Net revenue:
PDSG	$47,587	$72,775	$182,150	$166,830
PTSC	-	-	-	-
Total net revenue	$47,587	$72,775	$182,150	$166,830

Operating loss:
PDSG	$(329,919)	$(1,067,237)	$(663,055)	$(1,667,496)
PTSC	(451,377)	(674,802)	(923,461)	(1,659,046)
Total operating loss	$(781,296)	$(1,742,039)	$(1,586,516)	$(3,326,542)

Loss before taxes:
PDSG	$(329,919)	$(1,066,728)	$(662,546)	$(1,606,987)
PTSC	(672,963)	(994,869)	(1,402,705)	(3,785,854)
Total loss before taxes	$(1,002,882)	$(2,061,597)	$(2,065,251)	$(5,392,841)

Operating segment total assets at November 30, 2011 and May 31, 2011 were as follows:

	November 30, 2011	May 31, 2011
Total assets:
PDSG	$298,036	$399,560
PTSC	9,822,958	12,197,843
Total assets	$10,120,994	$12,597,403

All PDSG sales were to unaffiliated customers within the United States, with the exception of a hosting arrangement with a customer in Japan.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Segment Information (continued)

Accounts receivable concentration information for PDSG as of November 30, 2011 and May 31, 2011 and sales concentration information for the three and six months ended November 30, 2011 and 2010 were as follows:

	Three months ended November 30, 2011		Three months ended November 30, 2010
	Sales	% of sales	Sales	% of sales
Customer A	—	—	$22,997	32%
Customer B	—	—	$29,450	40%
Customer D	$9,234	19%	$9,234	13%
Customer E	$26,117	55%	—	—
Customer F	$6,201	13%	—	—

	Six months ended November 30, 2011		November 30, 2011	Six months ended November 30, 2010		May 31, 2011
	Sales	% of sales	% of A/R	Sales	% of sales	% of A/R
Customer A	$32,026	18%	29%	$78,364	47%	—
Customer B	—	—	—	$29,450	18%	15%
Customer C	—	—	—	$19,511	12%	—
Customer D	$18,468	10%	—	$18,468	11%	—
Customer E	$114,304	63%	71%	—	—	71%

11.  Subsequent Events

During the period December 1, 2011 through January 9, 2012, we purchased 552,016 shares of our common stock at an aggregate cost of $28,985 pursuant to our stock buyback program.

In December 2011 we received $40,054 from Deutsche Bank relating to partial redemptions of auction rate securities occurring on December 1, 2011.  Such amount is a recovery on the $648,740 realized loss on sale of marketable securities recognized during the quarter ended August 31, 2010.  Deutsche Bank had repurchased our illiquid auction rate securities pursuant to our settlement agreement with them in September 2010.

On December 14, 2011, we contributed $200,000 to PDS following a determination by PDS’ management committee that additional funds were required so that PDS could fund the initial installment of a legal retainer payable to newly engaged IP counsel.  In connection with our contribution, TPL forfeited rights to $200,000 of special litigation support payments due it pursuant to the October 6, 2011 settlement agreement.  The forfeited right will be treated as an in-kind capital contribution of $200,000.

During December 2011, we renewed the PDSG lease of Suite 100 through March 2012 at $11,028 per month.

On January 4, 2012 we received a federal tax refund of $421,937.

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

Overview

In June 2005, we entered into a series of agreements with TPL and others to facilitate the pursuit of unlicensed users of our intellectual property. In October 2011 we settled litigation with TPL that was initiated by us over matters related to the management of the MMP Portfolio.  We intend to continue our joint venture with TPL to pursue license agreements with unlicensed users of our technology. We believe that continuing to work through TPL, as compared to pursuing other alternatives, including creating and using our own licensing team for those activities, avoids a competitive devaluation of our principal assets and is a prudent way to achieve the desired results as we seek to obtain fair value from users of our intellectual property.

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

Cash shortfalls and liquidity issues currently experienced by PDS and continued negative cash flows incurred by PDSG will have an adverse effect on our liquidity.  Accordingly, we have and may continue to examine alternatives that could allow for the partnering or divestiture of PDSG.  During October 2011, we retained an investment banker to seek a buyer for PDSG although given the operational history of PDSG to date there can be no guarantee that a divestiture will result in the realization of material consideration.  With respect to PDS and TPL, we do not have any contractual commitments to fund any cash requirements of these entities.

On January 9, 2012 PDS’ cash balance is $314,388.  Management’s plans for the continued operation of PDS rely on the ability of TPL to obtain license agreements to cover the operational costs of PDS.   PDS has experienced a decline in licensing revenues and has experienced an increase in legal costs due to the patent litigation actions currently in progress.  In the event that TPL cannot obtain license agreements to cover the operational costs of PDS, we and TPL must decide whether to fund PDS’ legal costs on a go forward basis.

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

2.           Investment in Affiliated Company

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

During the six months ended November 30, 2011, our share of loss in PDS exceeds our investment in PDS by $2,017,797.  We presently do not have a contractual obligation to fund any cash requirements of PDS and accordingly we have not recorded the excess loss on our consolidated financial statements, which is a change in our policy of accounting for PDS. Under the equity method of accounting, we are to continue to report losses up to our carrying amount of the investment. Once the investment balance is reduced to $0, we are to discontinue applying the equity method until such time that our share of future net income reported by PDS equals our share of net losses not recognized during the period the equity method was suspended.

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

3.           Revenue Recognition

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

We allocate PDSG’s revenues to all deliverables based on their relative selling price using a specific hierarchy.  The hierarchy is as follows:  vendor-specific objective evidence (“VSOE”), third-party evidence of selling price (“TPE”) or best estimate of selling price (“BESP”).  When a sale involves multiple elements, PDSG allocates the entire fee from the arrangement to each respective element based on VSOE of fair value and recognizes revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately.  PDSG has established VSOE for its CDX software licenses and PCS based on historical stand-alone sales to third parties or from the stated renewal rates contained in the customer contracts.  PCS is recognized on a straight-line basis over the support period.

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

4.           Research and Development

Research and development costs are expensed as incurred and primarily include payroll and related benefit costs and contractor fees.

5.           Share-Based Compensation

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

6.           Income Taxes

We follow authoritative guidance in accounting for uncertainties in income taxes.  This authoritative guidance prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Under this guidance we may only recognize tax positions that meet a “more likely than not” threshold.

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

7.           Assessment of Contingent Liabilities

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

Results of Operations

Comparison of the Three Months Ended November 30, 2011 and Three Months Ended November 30, 2010.

Consolidated:
	Three months ended
	November 30, 2011		November 30, 2010
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue:
License and service revenue	$47,587	100.0%	$72,775	100.0%
Cost of sales:
License and service revenue	12,313	25.9%	5,000	6.9%
Amortization of purchased intangibles	-	-	68,889	94.7%
Total cost of sales	12,313	25.9%	73,889	-
Gross profit (loss)	$35,274	74.1%	$(1,114)	-

PDSG

Revenue consisting of software licenses and associated services relating to PDSG’s CDX product decreased from approximately $73,000 for the three months ended November 30, 2010 to approximately $48,000 for the three months ended November 30, 2011.  The decrease was primarily due to the level of activity and progress towards completion rendered on one time contracts that vary in size and scope depending upon the requirements of the customer.  Cost of sales includes the direct time of PDSG employees on each project. Included in cost of sales is approximately $68,900 of amortization expense on purchased intangible assets for the three months ended November 30, 2010.  Profit margin excluding amortization decreased for the three months ended November 30, 2011 as compared to the three months ended November 30, 2010 due to a greater portion of service revenue generated in the current period as compared to the prior period.  During fiscal 2011, we wrote off PDSG’s remaining balance of purchased intangible assets.

Consolidated:
	Three months ended
	November 30, 2011	November 30, 2010
Research and development	$150,757	$157,545

PDSG

Research and development costs consist of PDSG’s payroll and related expenses for software engineers.  The primary decreases in research and development costs for the three months ended November 30, 2011 as compared to November 30, 2010 were approximately $2,500 in outside contractor costs due to completion of CDX4 and approximately $4,000 in salaries and related costs due to management’s restructuring plan implemented in October of 2009.  For the three months ended November 30, 2011 and 2010, approximately $500 and $500, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

Consolidated:
	Three months ended
	November 30, 2011	November 30, 2010
Selling, general and administrative	$665,813	$940,399

Segment Results:
	Three months ended
	November 30, 2011	November 30, 2010
PDSG:
Selling, general and administrative	$214,436	$265,597
PTSC:
Selling, general and administrative	$451,377	$674,802

PDSG

Selling, general and administrative expenses decreased from approximately $266,000 for the three months ended November 30, 2010 to approximately $214,000 for the three months ended November 30, 2011, due to management’s restructuring plan to reduce expenses.  Decreases consisted primarily of approximately $45,000 in salaries and related expenses and approximately $13,000 in rent expenses due to the sublease of Suite 102.  For the three months ended November 30, 2011 and 2010, approximately $4,500 and $4,500, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

PTSC

Selling, general and administrative expenses decreased from approximately $675,000 for the three months ended November 30, 2010 to approximately $451,000 for the three months ended November 30, 2011.  The decrease consisted primarily of approximately $68,000 in legal fees, approximately $58,000 in consulting fees due to the termination of the services of Attain, and approximately $44,000 in board of directors’ fees due to fewer directors serving on our board during the current year period.  For the three months ended November 30, 2010, approximately $3,000 of share-based compensation was recorded in connection with vesting of employee stock options.

Consolidated

Selling, general and administrative expenses decreased from approximately $940,000 for the three months ended November 30, 2010 to approximately $666,000 for the three months ended November 30, 2011 primarily due to continued cost reductions implemented by management.

Consolidated:
	Three months ended
	November 30, 2011	November 30, 2010
Impairment of goodwill	$-	$642,981

PDSG

Management’s plan of restructuring on October 5, 2009 and the continuing inability of PDSG to meet its business plan were indicators of potential impairment on our goodwill. Accordingly, at November 30, 2010, management determined that goodwill was impaired by approximately $643,000.

Consolidated:
	Three months ended
	November 30, 2011	November 30, 2010
Operating loss	$(781,296)	$(1,742,039)

Segment Results:
	Three months ended
	November 30, 2011	November 30, 2010
PDSG:
Operating loss	$(329,919)	$(1,067,237)
PTSC:
Operating loss	$(451,377)	$(674,802)

PDSG

Operating loss decreased from approximately $1,067,000 for the three months ended November 30, 2010 to approximately $330,000 for the three months ended November 30, 2011 primarily due to the lack of goodwill impairment in the current fiscal year and decreases in operating expenses as management continued to implement cost reductions.

PTSC

Operating loss decreased from approximately $675,000 for the three months ended November 30, 2010 to approximately $451,000 for the three months ended November 30, 2011 due to decreases in operating expenses for legal, consulting and board fees.

Consolidated:
	Three months ended
	November 30, 2011	November 30, 2010
Other income (expense):
Interest and other income	$5,682	$791
Interest expense	-	(4,213)
Equity in loss of affiliated company	(227,268)	(316,136)
Total other income (expense), net	$(221,586)	$(319,558)

Segment Results:
	Three months ended
	November 30, 2011	November 30, 2010
PDSG:
Other income (expense):
Interest and other income	$-	$509

	Three months ended
	November 30, 2011	November 30, 2010
PTSC:
Other income (expense):
Interest and other income	$5,682	$282
Interest expense	-	(4,213)
Equity in loss of affiliated company	(227,268)	(316,136)
Total other income (expense), net	$(221,586)	$(320,067)

Consolidated

Our other income and expenses for the three months ended November 30, 2011 and 2010 included equity in the loss of PDS of approximately $227,000 and $316,000, respectively.  Our investment in PDS is accounted for in accordance with the equity method of accounting for investments, accordingly we will only record income to the extent PDS eliminates accumulated losses and after basis in our investment is zero we will only record losses to the extent that we advance or contribute funds to PDS.

Consolidated:
	Three months ended
	November 30, 2011	November 30, 2010
Loss before income taxes	$(1,002,882)	$(2,061,597)

Segment Results:
	Three months ended
	November 30, 2011	November 30, 2010
PDSG:
Loss before income taxes	$(329,919)	$(1,066,728)
PTSC:
Loss before income taxes	$(672,963)	$(994,869)

PDSG

Loss before income taxes decreased from approximately $1,067,000 for the three months ended November 30, 2010 to approximately $330,000 for the three months ended November 30, 2011 primarily due to the lack of goodwill impairment in the current fiscal year and decreases in operating expenses as management continued to implement cost reduction measures.

PTSC

Loss before income taxes decreased from approximately $995,000 for the three months ended November 30, 2010 to approximately $673,000 for the three months ended November 30, 2011 primarily due to our inability to recognize our losses from PDS during the three months ended November 30, 2011 as our losses have exceeded the cost basis of our investment.

Provision (benefit) for income taxes

During the three months ended November 30, 2011, we recorded a provision for income taxes related to California taxes of $1,600.

During the three months ended November 30, 2010, we recorded a benefit for income taxes of approximately $562,000 related to federal and California taxes.

Net loss

We recorded a net loss for the three months ended November 30, 2011 and 2010 of $1,004,482 and $1,499,530, respectively.

Comparison of the Six Months Ended November 30, 2011 and Six Months Ended November 30, 2010.

Consolidated:
	Six months ended
	November 30, 2011		November 30, 2010
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue:
License and service revenue	$182,150	100.0%	$166,830	100.0%
Cost of sales:
License and service revenue	45,397	24.9%	28,415	17.0%
Amortization of purchased intangibles	-	-	137,778	82.6%
Total cost of sales	45,397	24.9%	166,193	99.6%
Gross profit	$136,753	75.1%	$637	0.4%

PDSG

Revenue consisting of software licenses and associated services relating to PDSG’s CDX product increased from approximately $167,000 for the six months ended November 30, 2010 to approximately $182,000 for the six months ended November 30, 2011.  The increase was primarily due to the level of activity and progress towards completion rendered on one time contracts that vary in size and scope depending upon the requirements of the customer.  Cost of sales includes the direct time of PDSG employees on each project. Profit margin excluding amortization decreased for the six months ended November 30, 2011 as compared to the six months ended November 30, 2010 due to a greater portion of service revenue generated in the current period as compared to the prior period.  Included in cost of sales is approximately $138,000 of amortization expense on purchased intangible assets for the six months ended November 30, 2010.  During fiscal 2011, we wrote off PDSG’s remaining balance of purchased intangible assets.

Consolidated:
	Six months ended
	November 30, 2011	November 30, 2010
Research and development	$320,952	$388,029

PDSG

Research and development costs consist of PDSG’s payroll and related expenses for software engineers.  The primary decreases in research and development costs for the six months ended November 30, 2011 as compared to November 30, 2010 were approximately $13,000 in outside contractor costs due to completion of CDX4 and approximately $48,000 in salaries and related costs due to management’s restructuring plan implemented in October of 2009.  For the six months ended November 30, 2011 and 2010, approximately $1,100 and $1,000, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

Consolidated:
	Six months ended
	November 30, 2011	November 30, 2010
Selling, general and administrative	$1,402,317	$2,296,169

Segment Results:
	Six months ended
	November 30, 2011	November 30, 2010
PDSG:
Selling, general and administrative	$478,856	$637,123
PTSC:
Selling, general and administrative	$923,461	$1,659,046

PDSG

Selling, general and administrative expenses decreased from approximately $637,000 for the six months ended November 30, 2010 to approximately $479,000 for the six months ended November 30, 2011, due to management’s restructuring plan to reduce expenses.  Decreases consisted primarily of approximately $106,000 in salaries and related expenses and approximately $22,000 in rent expenses due to the sublease of Suite 102.  For the six months ended November 30, 2011 and 2010, approximately $9,000 and $9,400, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

PTSC

Selling, general and administrative expenses decreased from approximately $1,659,000 for the six months ended November 30, 2010 to approximately $923,000 for the six months ended November 30, 2011.  The decrease consisted primarily of approximately $341,000 in legal fees due to the settlement of the Deutsche Bank matter and the settlement of one of the TPL actions, approximately $176,000 in consulting fees due to the termination of the services of Attain, approximately $89,000 in board of directors’ fees due to fewer directors serving on our board during the current year period and approximately $24,000 in rent expense.  For the six months ended November 30, 2010, approximately $56,000 of share-based compensation was recorded in connection with vesting of employee stock options.

Consolidated

Selling, general and administrative expenses decreased from approximately $2,296,000 for the six months ended November 30, 2010 to approximately $1,402,000 for the six months ended November 30, 2011 primarily due to continued cost reductions implemented by management.

Consolidated:
	Six months ended
	November 30, 2011	November 30, 2010
Impairment of goodwill	$-	$642,981

PDSG

Management’s plan of restructuring on October 5, 2009 and the continuing inability of PDSG to meet its business plan were indicators of potential impairment on our goodwill. Accordingly, at November 30, 2010, management determined that goodwill was impaired by approximately $643,000.

Consolidated:
	Six months ended
	November 30, 2011	November 30, 2010
Operating loss	$(1,586,516)	$(3,326,542)

Segment Results:
	Six months ended
	November 30, 2011	November 30, 2010
PDSG:
Operating loss	$(663,055)	$(1,667,496)
PTSC:
Operating loss	$(923,461)	$(1,659,046)

PDSG

Operating loss decreased from approximately $1,667,000 for the six months ended November 30, 2010 to approximately $663,000 for the six months ended November 30, 2011 primarily due to the lack of goodwill impairment in the current fiscal year and decreases in operating expenses as management continued to implement cost reductions.

PTSC

Operating loss decreased from approximately $1,659,000 for the six months ended November 30, 2010 to approximately $923,000 for the six months ended November 30, 2011 due to decreases in operating expenses for legal, consulting and board fees.

Consolidated:
	Six months ended
	November 30, 2011	November 30, 2010
Other income (expense):
Interest and other income	$48,816	$19,090
Interest expense	-	(20,810)
Gain on sale of Vigilys business line	-	60,000
Realized loss on sale of marketable securities	-	(648,740)
Equity in loss of affiliated company	(527,551)	(1,475,839)
Total other expense, net	$(478,735)	$(2,066,299)

Segment Results:
	Six months ended
	November 30, 2011	November 30, 2010
PDSG:
Other income (expense):
Interest and other income	$509	$509
Gain on sale of Vigilys business line	-	60,000
Total other income	$509	$60,509
PTSC:
Other income (expense):
Interest and other income	$48,307	$18,581
Interest expense	-	(20,810)
Realized loss on sale of marketable securities	-	(648,740)
Equity in earnings (loss) of affiliated companies	(527,551)	(1,475,839)
Total other expense, net	$(479,244)	$(2,126,808)

Consolidated

Our other income and expenses for the six months ended November 30, 2011 and 2010 included equity in the loss of PDS of approximately $528,000 and $1,476,000, respectively.  Since the quarter ended August 31, 2011 we have not been able to fully recognize our losses in PDS as the losses have exceeded our cost basis in the investment.  Our investment in PDS is accounted for in accordance with the equity method of accounting for investments.  During the six months ended November 30, 2010, we recorded a gain on the sale of the Vigilys business line of $60,000.  During the six months ended November 30, 2010, we realized a loss on our ARS of $648,740 according to terms of our confidential settlement agreement with Deutsche Bank.

Consolidated:
	Six months ended
	November 30, 2011	November 30, 2010
Loss before income taxes	$(2,065,251)	$(5,392,841)

Segment Results:
	Six months ended
	November 30, 2011	November 30, 2010
PDSG:
Loss before income taxes	$(662,546)	$(1,606,987)
PTSC:
Loss before income taxes	$(1,402,705)	$(3,785,854)

PDSG

Loss before income taxes decreased from approximately $1,607,000 for the six months ended November 30, 2010 to approximately $663,000 for the six months ended November 30, 2011 primarily due to the lack of goodwill impairment in the current fiscal year and decreases in operating expenses as management continued to implement cost reduction measures.

PTSC

Loss before income taxes decreased from approximately $3,786,000 for the six months ended November 30, 2010 to approximately $1,403,000 for the six months ended November 30, 2011 primarily due to our inability to recognize our losses from PDS during the three months ended November 30, 2011 as our losses have exceeded the cost basis of our investment and decreases in legal, consulting and other operating expenses.

Provision (benefit) for income taxes

During the six months ended November 30, 2011, we recorded a provision for income taxes related to California taxes of $3,200.

During the six months ended November 30, 2010, we recorded a benefit for income taxes of approximately $1,893,000 related to federal and California taxes.

Net loss

We recorded a net loss for the six months ended November 30, 2011 and 2010 of $2,068,451 and $3,499,930, respectively.

Liquidity and Capital Resources

Liquidity

Our cash and short-term investment balances decreased from approximately $10,661,000 as of May 31, 2011 to approximately $8,976,000 as of November 30, 2011. We also have restricted cash balances amounting to approximately $21,000 as of May 31, 2011 and November 30, 2011. Total current assets decreased from approximately $12,196,000 as of May 31, 2011 to approximately $9,806,000 as of November 30, 2011. Total current liabilities amounted to approximately $576,000 and approximately $227,000 as of May 31, 2011 and November 30, 2011, respectively.

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

Cash shortfalls currently experienced by PDS and continued negative cash flows incurred by PDSG will have an adverse effect on our liquidity.  Accordingly, we have and may continue to examine alternatives that could allow for the partnering or divestiture of PDSG.  If successful, these measures may provide for a further reduction in expenses and cash use, or additionally in the event of divestiture, cash proceeds, although given the operational history of PDSG to date there can be no guarantee that a divestiture will result in the realization of material consideration.  With respect to PDS and TPL, we do not have any contractual commitments to fund any cash requirements of these entities.

Our current liquid cash resources as of November 30, 2011, are expected to provide the funds necessary to support our operations through at least the next twelve months assuming we do not continue to fund the obligations of PDS.  The cash flows from our interest in PDS represent our primary significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position as the revenues from our PDSG subsidiary are insufficient to cover the costs of its operations and the costs of Patriot Scientific Corporation as a whole.  It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $8,975,788 at November 30, 2011.

Cash Flows From Operating Activities

Cash used in operating activities was approximately $1,375,000 and $2,739,000 for the six months ended November 30, 2011 and 2010, respectively. The principal components of the current period amount were: loss in earnings of affiliated company of approximately $528,000, and prepaid income taxes of approximately $403,000. These increases were offset by: net loss of approximately $2,068,000, and changes in accounts payable and accrued expenses of approximately $314,000. The principal components of the prior period are the prior period net loss and the change in deferred income taxes offset by the: realized loss on sale of marketable securities, impairment of goodwill and equity in loss of affiliated company.

Cash Flows From Investing Activities

Cash used in investing activities was approximately $1,324,000 for the six months ended November 30, 2011 as compared to cash provided by investing activities of approximately $6,041,000 for the six months ended November 30, 2010. We received no distributions from PDS for the six months ended November 30, 2011 and 2010.  Cash activities for the current period were attributable to purchases and sales of marketable securities and cash received for repayment of a note receivable during the six months ended November 30, 2010.

Cash Flows From Financing Activities

Cash used in financing activities for the six months ended November 30, 2011 and 2010 was approximately $66,000 and $3,221,000, respectively.  For the six months ended November 30, 2011 and 2010, cash of approximately $66,000 and $97,000 was used to purchase common stock for treasury.  For the six months ended November 30, 2010 cash of approximately $3,122,000 was used to repay our note with Wedbush.

Capital Resources

While our current liquid cash resources as of November 30, 2011, are expected to provide the funds necessary to support our operations through at least the next twelve months assuming we do not continue to fund the obligations of PDS. The cash flows from our interest in PDS represent our primary significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position as the revenues from our PDSG subsidiary are insufficient to cover the costs of its operations and the costs of Patriot Scientific Corporation as a whole.  It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $8,975,788 at November 30, 2011.

In December 2011, TPL engaged new counsel on behalf of PDS, and committed PDS to paying an initial retainer payable in monthly installments.  The $200,000 that we contributed to PDS referred to above, was used to pay the first installment of such retainer.  The remaining balance of the retainer is anticipated to be funded by PDS from licensing revenues. In the event that PDS does not have the funds to pay one or more installments of the retainer, we and TPL must decide whether to contribute additional capital to PDS to fund such installments. The newly retained counsel will continue the Northern California cases to trial after the claims construction hearing.

Recent Accounting Pronouncements

During the six months ended November 30, 2011, there were no recent issuances of accounting pronouncements as compared to those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011, that are of significance, or have potential material significance to us.

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

Our Joint Venture Is At Risk For Going Concern And An Inability To Meet Certain Obligations.

PDS, our joint venture with TPL, which received a going concern opinion in our May 31, 2011 financial statements, has experienced significant declines in revenues while at the same time incurring significant legal costs associated with pending litigation with companies which we allege have infringed on our patent portfolio.  Currently, there are no commitments by us or TPL to provide additional working capital to PDS.  We expect PDS will fund its operations through licensing revenue.

In December 2011, TPL engaged new counsel on behalf of PDS, and committed PDS to paying an initial retainer payable in monthly installments.  The $200,000 that we contributed to PDS referred to above, was used to pay the first installment of such retainer.  The remaining balance of the retainer is anticipated to be funded by PDS from licensing revenues, which have declined over recent years to a point where PDS’ ability to make the foregoing retainer payments is in substantial doubt unless licensing revenues substantially increases in the near term.

In the event that PDS does not have the funds to pay one or more installments of the retainer, we and TPL must decide whether to contribute additional capital to PDS to fund such installments. The newly retained counsel will continue the Northern California cases to trial after the claims construction hearing.

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

In the event that one or more of these lawsuits regarding the MMP Portfolio are not resolved in our favor, such outcome (or lack of an outcome) could weaken the MMP Portfolio which would have a negative affect on PDS's ability to procure future license revenues and, therefore, adversely affect PDS's and our cash flows.

Our Wholly-Owned Subsidiary Cannot Operate Without Our Continued Support.

Since the acquisition of our wholly-owned subsidiary PDSG in September 2008, we have provided 100% of PDSG’s operational funding amounting to approximately $8,850,000 through November 30, 2011.  After restructuring measures initiated in October 2009 and continued through November 30, 2011, PDSG continues to remain unable to generate sufficient revenues to support its operations and remains entirely dependent on our funding.  During October 2011, PTSC retained the services of an investment banker to seek a buyer for PDSG.  Should a sale of PDSG occur, it may be on distressed terms with only minimal consideration realized.

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

For our investment accounted for under the equity method (PDS), we record as part of other income or expense our share of the increase or decrease in the equity of this company in which we have invested.  It is possible that, in the future, our relationships and/or our interests in or with this equity method investee could change. Such potential future changes could result in consolidation of such entity which could result in changes in our reported results.

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

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of November 30, 2011, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of November 30, 2011, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2006, our Board of Directors authorized a stock repurchase program.  We commenced the program in July 2006 and plan to repurchase outstanding shares of our common stock on the open market from time to time.  As part of the program, we purchased 342,911 shares of our common stock at an aggregate cost of $18,831 during the three months ended November 30, 2011.

Following is a summary of all repurchases by us of our common stock during the three month period ended November 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs

September 1 – 30, 2011	100,000	$0.05	100,000
October 1 – 31, 2011	82,150	$0.05	82,150
November 1 – 30, 2011	160,761	$0.06	160,761
Total	342,911	$0.05	342,911

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

DATED: January 17, 2012	PATRIOT SCIENTIFIC CORPORATION /S/ CLIFFORD L. FLOWERS Clifford L. Flowers Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)