Form 10-Q
period 2012-02-29
PATRIOT SCIENTIFIC CORP
filed 2012-04-16
CIK 836564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

On April 9, 2012, 405,948,183 shares of common stock, par value $0.00001 per share were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of February 29, 2012 (unaudited) and May 31, 2011	3
Condensed consolidated Statements of Operations for the three and nine months ended February 29, 2012 and February 28, 2011 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the nine months ended February 29, 2012 and February 28, 2011 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	6-22
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-36
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	36
ITEM 4. Controls and Procedures	36

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	37
ITEM 1A. Risk Factors	37
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
ITEM 3. Defaults Upon Senior Securities	38
ITEM 4. Mine Safety Disclosures	38
ITEM 5. Other Information	38
ITEM 6. Exhibits	38-39

SIGNATURES	40

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Patriot Scientific Corporation
Condensed Consolidated Balance Sheets

	February 29, 2012	May 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$6,465,707	$8,453,665
Restricted cash and cash equivalents	20,887	20,809
Current portion of marketable securities	2,061,481	2,207,009
Accounts receivable - affiliated company	-	129,345
Prepaid income taxes	-	904,200
Prepaid expenses and other current assets	66,146	222,654
Current assets of discontinued operations	27,955	258,021
Total current assets	8,642,176	12,195,703

Marketable securities, net of current portion	245,733	-
Property and equipment, net	8,333	9,467
Other assets	-	3,036
Investment in affiliated company	-	300,283
Non-current assets of discontinued operations	47,623	88,914
Total assets	$8,943,865	$12,597,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,210	$305,846
Accrued expenses and other	50,790	53,907
Income taxes payable	2,284	-
Current liabilities of discontinued operations	231,379	215,824
Total current liabilities	326,663	575,577

Non-current liabilities of discontinued operations	-	3,240
Total liabilities	326,663	578,817

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,167,618 shares issued and 405,948,183 shares outstanding at February 29, 2012 and 438,167,618 shares issued and 407,526,799 shares outstanding at May 31, 2011	4,381	4,381
Additional paid-in capital	77,329,269	77,314,301
Accumulated deficit	(54,391,634)	(51,077,059)
Common stock held in treasury, at cost – 32,219,435 shares and 30,640,819 shares at February 29, 2012 and May 31, 2011, respectively	(14,324,814)	(14,223,037)
Total stockholders’ equity	8,617,202	12,018,586
Total liabilities and stockholders’ equity	$8,943,865	$12,597,403

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Operating expenses:
Selling, general and administrative	$623,375	$538,906	$1,546,836	$2,197,953
Total operating expenses	623,375	538,906	1,546,836	2,197,953

Other income (expense):
Interest and other income	44,668	86,017	92,976	104,597
Interest expense	-	-	-	(20,810)
Recovery of loan loss	-	1,013,151	-	1,013,151
Realized gain (loss) on sale of marketable securities	-	47,860	-	(600,879)
Equity in earnings (loss) of affiliated company	(105,000)	2,300,912	(632,551)	825,074
Total other income (expense), net	(60,332)	3,447,940	(539,575)	1,321,133

Income (loss) from continuing operations before income taxes	(683,707)	2,909,034	(2,086,411)	(876,820)

Provision (benefit) for income taxes	(4,304)	3,483,746	(1,104)	1,971,457

Loss from continuing operations	(679,403)	(574,712)	(2,085,307)	(2,848,277)

Loss from discontinued operations, net	(566,722)	(5,074,297)	(1,229,268)	(6,300,661)

Net loss	$(1,246,125)	$(5,649,009)	$(3,314,575)	$(9,148,938)

Basic loss per common share:
Loss from continuing operations	$-	$-	$(0.01)	$(0.01)
Loss from discontinued operations	$-	$(0.01)	$-	$(0.01)
Net loss	$-	$(0.01)	$(0.01)	$(0.02)

Diluted loss per common share:
Loss from continuing operations	$-	$-	$(0.01)	$(0.01)
Loss from discontinued operations	$-	$(0.01)	$-	$(0.01)
Net loss	$-	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding-basic	403,247,828	405,013,021	403,826,335	405,355,673

Weighted average number of common shares outstanding-diluted	403,247,828	405,013,021	403,826,335	405,355,673

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	February 29, 2012	February 28, 2011

Operating activities:
Net loss	$(3,314,575)	$(9,148,938)
Less: loss from discontinued operations	(1,229,268)	(6,300,661)
	(2,085,307)	(2,848,277)
Adjustments to reconcile net loss before discontinued operations to net cash provided by (used in) operating activities:
Depreciation	2,394	7,147
Share-based compensation relating to issuance of stock options	-	56,379
Accrued interest income added to investments and notes receivable	(4,092)	(11,841)
Equity in (earnings) loss of affiliated company	632,551	(825,074)
Realized loss on sale of marketable securities	-	600,879
Loss on sale of assets	736	1,719
Deferred income taxes	-	1,884,351
Recovery of loan loss	-	(1,013,151)
Changes in operating assets and liabilities:
Receivable from affiliated company	1,135,136	(1,097,573)
Prepaid expenses and other current assets	159,544	154,620
Income taxes payable	(1,281,576)	89,823
Accounts payable and accrued expenses	(266,753)	(538,320)
Net cash used in operating activities of continuing operations	(1,707,367)	(3,539,318)
Net cash provided by operating activities of discontinued operations	19,373	18,276
Net cash used in operating activities	(1,687,994)	(3,521,042)

Investing activities:
Proceeds from sales of marketable securities	1,225,000	4,961,226
Purchases of marketable securities	(2,549,000)	(1,225,000)
Reclassification of marketable securities to cash and cash equivalents	1,227,809	-
Repayment of note receivable	-	2,016,246
Purchase of property and equipment	(1,996)	(3,894)
Investment in affiliated company	(100,000)	-
Distributions from affiliated company	-	807,806
Net cash (used in) provided by investing activities of continuing operations	(198,187)	6,556,384
Net cash provided by investing activities of discontinued operations	-	125,000
Net cash (used in) provided by investing activities	(198,187)	6,681,384

Financing activities:
Repurchase of common stock for treasury	(101,777)	(113,401)
Tax effect of expiration/cancellation/exercise of stock options	-	(2,715)
Payment on note payable	-	(3,122,144)
Net cash used in financing activities	(101,777)	(3,238,260)

Net decrease in cash and cash equivalents	(1,987,958)	(77,918)
Cash and cash equivalents, beginning of period	8,453,665	10,340,110
Cash and cash equivalents, end of period	$6,465,707	$10,262,192

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$-	$137,785
Cash receipts from income tax refunds	$907,588	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reversal of unrealized loss charged to other comprehensive income at May 31, 2010 adjusted for deferred tax benefit due to recognition of loss in current period	$-	$(246,994)

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented.  Operating results for the nine month period ended February 29, 2012 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012.

Basis of Consolidation

The condensed consolidated balance sheets at February 29, 2012 and May 31, 2011 include our accounts and those of our wholly owned subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated statement of operations for the three months ended February 29, 2012 and  February 28, 2011 and the nine months ended February 29, 2012 includes our accounts, and those of our wholly owned subsidiary PDSG which includes Crossflo, and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.

PDSG is being presented as discontinued operations in the condensed consolidated statements of operations for all periods presented.  See “Discontinued Operations and Assets Held for Sale” below for additional information.

The condensed consolidated statement of operations for the nine months ended February 28, 2011 includes our accounts, and those of our wholly owned subsidiary PDSG which includes Crossflo, the business line of Vigilys (until August 2010) and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.

Reclassification

Certain amounts presented in the prior periods’ condensed consolidated financial statements related to discontinued operations have been reclassified to conform to the current period’s presentation.

Discontinued Operations and Assets Held for Sale

On February 17, 2012 our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows.  In accordance with authoritative guidance we have classified the assets, liabilities, operations and cash flows of PDSG as discontinued operations for all periods presented.  We are in the process of negotiating a sale transaction pursuant to which we would sell substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years.  In the event that we are unable to consummate the sale transaction by May 11, 2012, it is anticipated that we will cease PDSG operations as of such date with closure costs consisting primarily of payroll related expenses estimated at approximately $350,000.  Based on preliminary estimates of the sales proceeds, we have reduced the carrying value of the net assets of PDSG by approximately $14,600 at February 29, 2012.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Discontinued Operations and Assets Held for Sale (continued)

Summarized operating results of discontinued operations for the three and nine months ended February 29, 2012 and February 28, 2011 are as follows:

	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$(2,279)	$109,857	$179,871	$276,687
Loss before income taxes	$(566,722)	$(426,508)	$(1,229,268)	$(2,033,494)

Included in loss from discontinued operations, net are income tax expenses of $4,647,789 and $4,267,167 for the three and nine months ended February 28, 2011.

The following table summarizes the carrying amount at February 29, 2012 and May 31, 2011 of the major classes of assets and liabilities of PDSG classified as discontinued operations:

	February 29, 2012	May 31, 2011
	(Unaudited)
Current assets:
Accounts receivable	$-	$187,465
Work-in-process	-	30,581
Other current assets	27,955	39,975
	$27,955	$258,021

Long-lived assets:
Property and equipment, net	$-	$8,146
Other	47,623	80,768
	$47,623	$88,914

Current liabilities:
Accounts payable and accrued liabilities	$231,379	$165,322
Deferred revenue	-	50,502
	$231,379	$215,824

Non-current liabilities:
Other	$-	$3,240

On March 27, 2012, we executed an interim agreement with the potential purchaser of the assets of PDSG.  The interim agreement requires the purchaser to fund the operations of PDSG including the lease renewal beginning with the month of April 2012 and continuing until the transaction is closed or until three full days after advising us that the transaction will not go forward in order to hold open the proposed sale transaction while the terms of the purchase agreement are being finalized.  We expect the sale transaction to close on or around April 30, 2012 and no later than May 11, 2012.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Liquidity and Management’s Plans

Cash shortfalls currently experienced by Phoenix Digital Solutions, LLC (“PDS”) will have an adverse effect on our liquidity. Although we presently do not have any contractual commitments to fund any cash requirements (see Note 3), in December 2011, March 2012 and April 2012 we contributed $200,000, $150,000 and $150,000,  respectively, in additional capital to PDS, in order to fund a portion of a legal retainer discussed below. TPL satisfied its December 2011 capital contribution via an in-kind contribution by forfeiting amounts otherwise due it from PDS, and contributed cash to satisfy the March 2012 and April 2012 capital funding. We may determine that it is in the best interests of the MMP licensing program that we provide our 50% share of capital to provide for legal retainer payments in the event license revenues received by PDS are insufficient to meet these needs.

Our current liquid cash resources as of February 29, 2012, are expected to provide the funds necessary to support our operations through at least the next twelve months.  The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position.  It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $8,527,188 at February 29 2012.  In December 2011, TPL engaged new litigation counsel on behalf of PDS, and committed PDS to paying an initial retainer in the amount of $2,400,000, payable in monthly installments from December 2011 through August 2012.  The $200,000, $150,000 and $150,000 that we contributed to PDS referred to above, was used to pay the first, half of the fourth and half of the fifth, installments of such retainer.  The remaining balance of the retainer will either be funded by PDS from licensing revenues or, in the event that PDS does not have the funds to pay one or more installments of the retainer, we expect that we and TPL will contribute additional capital to PDS to fund such installments. The newly retained counsel will continue the Northern California cases to trial after the claims construction hearing.

While we do not have any contractual commitments and do not presently intend to fund any cash requirements of TPL and/or PDS other than the aforementioned legal retainer payments, given PDS’s current financial condition and/or the need to ensure TPL’s (and Alliacense’s) on-going efforts on behalf of PDS, we may determine, based on multiple factors including recommendations from patent litigation counsel, that providing additional funding to either PDS and/or TPL is in our and our stockholders’ best interests in order to support the continued licensing of the MMP Portfolio.  Any additional funding provided to TPL by PDS would be in exchange for additional services and/or concessions to existing contracts. In the event that we provide funding to PDS that is not reciprocated by TPL, we may determine that we have controlling financial interest in PDS, in which case, we would be required to consolidate PDS in our consolidated financial statements.  If we determine that it is appropriate to consolidate PDS, we would measure the assets, liabilities and noncontrolling interests of PDS at their fair values at the date that we have the controlling financial interest.

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

We have a 50% interest in PDS (see Note 3).  As of the date of this filing, PDS is a variable interest entity (“VIE”) of which we are not the primary beneficiary and therefore do not consolidate PDS’ financial statements with our own as we cannot direct the licensing activity of TPL on behalf of PDS.

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

During the nine months ended February 29, 2012, our share of loss in PDS exceeds our investment in PDS by $1,543,237. We presently do not have a contractual obligation to fund any cash requirements of PDS (see Note 3) and accordingly we have not recorded the excess loss on our consolidated financial statements, which is a change in our policy of accounting for PDS.  We will not record our excess loss in PDS unless we guarantee the obligations of PDS or are otherwise committed to provide further financial support for PDS.  Under the equity method of accounting, we only recognize losses from PDS up to our carrying amount of the investment and advances. Once the investment balance is reduced to $0, we discontinue recognizing losses until such time that our share of future net income reported by PDS equals our share of net losses not recognized during the period the equity method was suspended.

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

PDSG sold software and services to end users primarily through relationships with systems integrators and prime contractors.  PDSG recognized revenue in accordance with authoritative guidance for the software industry.  PDSG’s revenue was derived primarily from the following sources: (i) software licensing, (ii) related professional services, and (iii) post contract customer support (“PCS”) agreements.  PCS agreements typically include software updates, on a when and if available basis, telephone and Internet access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Revenue Recognition (continued)

PDSG’s contracts with customers, including systems integrators and prime contractors, were multiple element arrangements which contained professional services that were considered essential to the functionality of the other elements of the arrangement.  PDSG accounted for revenue on these arrangements according to authoritative guidance for contract accounting. Under this guidance, PDSG recognized revenue based on progress towards contract completion measured by actual hours incurred in relation to the estimate of total expected hours. PDSG measured these revenues by applying the contract-specific estimated percentage of completion to the total contract amount for software and professional services.  PDSG routinely updated the estimates of future hours for agreements in process and reported any cumulative effects of such adjustments in current operations. PDSG immediately recognized any loss expected on these contracts when it is projected that loss was probable.

We allocated PDSG’s revenues to all deliverables based on their relative selling price using a specific hierarchy.  The hierarchy was as follows:  vendor-specific objective evidence (“VSOE”), third-party evidence of selling price (“TPE”) or best estimate of selling price (“BESP”).  When a sale involved multiple elements, PDSG allocated the entire fee from the arrangement to each respective element based on VSOE of fair value and recognized revenue when each element’s revenue recognition criteria were met. VSOE of fair value for each element was established based on the price charged when the same element was sold separately.  PDSG had established VSOE for its CDX software licenses and PCS based on historical stand-alone sales to third parties or from the stated renewal rates contained in the customer contracts.  PCS was recognized on a straight-line basis over the support period.

PDSG had not yet demonstrated VSOE for the professional services that were rendered in conjunction with its software license sales.  In accordance with the hierarchy we would attempt to establish the selling price of professional services using TPE.  PDSG’s product contains significant differentiation such that the comparable pricing of products with similar functionality could not be obtained.  PDSG was typically not able to obtain TPE for professional services.

When we were unable to establish selling prices using VSOE or TPE, we used BESP.  The objective of BESP is to determine the price at which PDSG would transact a sale if professional services were sold on a stand-alone basis.  BESP is generally used for offerings that are not typically sold on a stand-alone basis or for highly customized offerings which is the case with PDSG’s professional services deliverable.

Research and Development

Research and development costs were expensed as incurred and primarily included payroll and related benefit costs and contractor fees.

Net Loss Per Share

Basic net loss per share includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

For the three and nine months ended February 29, 2012 potential common shares of 2,450,000 related to our outstanding options were not included in the calculation of diluted income per share as we had no income.  For the three and nine months ended February 28, 2011 potential common shares of 5,274,502 related to our outstanding warrants and options were not included in the calculation of diluted income per share as we had no income.  Had we reported net income for the three and nine months ended February 29, 2012 no shares of common stock would have been included in the number of shares used to calculate diluted earnings per share.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Net Loss Per Share (continued)

Had we reported net income for the three and nine months ended February 28, 2011, an additional 0 and 755,000 shares of common stock, respectively, would have been included in the number of shares used to calculate diluted earnings per share.

In connection with our acquisition of Crossflo, which is now a part of PDSG, we issued escrow shares that are contingent upon certain representations and warranties made by Crossflo at the time of the merger agreement (see Note 6).  We exclude these escrow shares from the basic loss per share calculations and include the escrowed shares in the diluted earnings per share calculations.

Share-Based Compensation

Share-based compensation expense recognized during the three and nine months ended February 29, 2012 and February 28, 2011 is based on the grant date fair value of the portion of share-based payment awards ultimately expected to vest during the year.  As share-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeiture rates are based on historical forfeiture experience and estimated future employee forfeitures.

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

During fiscal 2011, we determined that is was not more likely than not that all of our deferred tax assets will be realized in the future due to our continuing pre-tax and taxable losses.  As a result of this determination we have placed a full valuation allowance against our deferred tax assets.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

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

Restricted cash and cash equivalents at February 29, 2012 and May 31, 2011 consist of deposits in a savings account required to be held as collateral for our corporate credit card.

At February 29, 2012 and May 31, 2011, our current portion of marketable securities in the amount of $2,061,481 and $2,207,009, respectively, consists of the par value plus accrued interest of our time deposits.  At February 29, 2012, our non-current portion of marketable securities in the amount of $245,733 consists of the par value plus accrued interest of time deposits.  These marketable securities are classified as available for sale and are reported at fair market value.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at February 29, 2012 Using
	Fair Value at February 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$294,940	$294,940	$-	$-
Money market funds	4,942,598	4,942,598	-	-
Certificates of deposit	1,228,169	1,228,169
Restricted cash	20,887	20,887
Marketable securities:
Short-term:
Certificates of deposit	2,061,481	2,061,481	-	-
Long-term:
Certificates of deposit	245,733	245,733
Total	$8,793,808	$8,793,808	$-	$-

		Fair Value Measurements at May 31, 2011 Using
	Fair Value at May 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$128,655	$128,655	$-	$-
Money market funds	8,080,005	8,080,005	-	-
Certificates of deposit	245,005	245,005	-	-
Restricted cash	20,809	20,809	-	-
Marketable securities:
Certificates of deposit	2,207,009	2,207,009	-	-
Total	$10,681,483	$10,681,483	$-	$-

The following table summarizes the activity for the period by investment type for the nine months ended February 28, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Beginning balance, June 1, 2010	$5,133,835
Total realized/unrealized recovery (losses):
Included in earnings	(648,740)
Included in comprehensive income (loss)	416,165
Settlements	(350,000)
Settlements	(4,551,260)
Ending balance, February 28, 2011	$-

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

Beginning in fiscal 2011, we purchased certificates of deposit with varying maturity dates greater than three months.  The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of February 29, 2012:

	February 29, 2012
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$1,228,169	$-	$1,228,169
Due in one year or less	$2,061,481	$-	$2,061,481
Due in one year or more	$245,733	$-	$245,733

The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2011:

	May 31, 2011
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$245,005	$-	$245,005
Due in one year or less	$2,207,009	$-	$2,207,009

3.  Investment in Affiliated Company

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

We and TPL each own 50% of the membership interests of PDS, and each of us has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There has not been a third management committee member since May 2010, nor are there any current attempts to seek a replacement member. Pursuant to the

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

LLC Agreement, we and TPL agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. Since there is currently not a third member of the management committee, working capital contributions made to PDS require the approval of both management committee members. On December 14, 2011 we contributed $200,000 and TPL forfeited rights to $200,000 of special litigation support payments due it pursuant to the October 6, 2011 settlement agreement for an in-kind capital contribution of $200,000 in order to fund a portion of a retainer due to newly engaged counsel (see Note 1, Liquidity and Management’s Plans).  On March 23, 2012 and April 13, 2012 we and TPL each contributed $150,000 and $150,000 to PDS to fund a portion of a retainer due to such counsel.  Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement. PDS has committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by TPL on behalf of PDS. During the nine months ended February 29, 2012 and February 28, 2011, PDS expensed $1,500,000 and $2,000,000, respectively, pursuant to this commitment.  This expense is recorded in the accompanying statements of operations presented below.

PDS reimburses TPL for payment of all legal and third-party expert fees and other related third-party costs and other expenses.  During the nine months ended February 29, 2012 and February 28, 2011, PDS expensed $5,412,451 and $4,780,936, respectively, pursuant to the agreement.  These expenses are recorded in the accompanying PDS statements of operations presented below.

On April 12, 2010, we filed an action against TPL in the San Diego Superior Court.  On January 19, 2011, pursuant to our settlement agreement with TPL, PDS agreed to pay TPL $67,000 per month from September 1, 2010 to April 30, 2011 relating to TPL’s special work and effort regarding internal costs related to litigation support and patent re-examinations.

On April 22, 2010, we filed an action against TPL in the Superior Court of Santa Clara County.  We and TPL had been in negotiations to restructure our relationship.  On October 6, 2011, we announced that we had settled this action.  Pursuant to this executed settlement agreement with TPL, PDS agreed to pay TPL $172,000 for June 2011, and $86,000 per month thereafter until 60 days after the Markman hearing relating to TPL’s special work and effort regarding internal costs related to litigation support.  Accordingly, PDS has recognized $860,000 through February 29, 2012 pursuant to the executed settlement agreement and this expense is recorded in the accompanying PDS statements of operations presented below.

We are accounting for our investment in PDS under the equity method of accounting, and accordingly have recorded our reportable share of PDS’ net loss during the nine months ended February 29, 2012 of $632,551 as a decrease in our investment.  We have recorded our share of PDS’ net income during the nine months ended February 28, 2011 of $825,074 as an increase in our investment.  We received no cash distributions from PDS during the nine months ended February 29, 2012.  Cash distributions received from PDS during the nine months ended February 28, 2011 of $807,806 were recorded as a reduction in our investment.  During the three months ended November 30, 2011 we accounted for $227,268 previously advanced by us for legal services which are reimbursable by PDS, under the equity method of accounting given that this amount remains unreimbursed at November 30, 2011.  During the three months ended February 29, 2012 we advanced PDS $5,000 for legal services and received $100,000 in payment on previous advances.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Accordingly, our investment in, and advances to PDS, are $0 and $132,268, respectively.  During the nine months ended February 29, 2012 our entire share of PDS’ net loss is $2,175,788 and at May 31, 2011 our investment in PDS was $300,283.  For the nine months ended February 29, 2012 we have recorded our share of PDS’ net loss to the extent of our basis in the investment.  The remaining loss will be carried forward until such time as it can be recovered.  We will not record our excess loss in PDS unless we guarantee the obligations of PDS or are otherwise committed to provide further financial support for PDS.  Accordingly, our investment in PDS is $0 on our February 29, 2012 balance sheet.  We have recorded our share of PDS’ net income for the nine months ended February 28, 2011 as “Equity in earnings of affiliated company” in the accompanying condensed consolidated statements of operations.

During the three months ended February 29, 2012 and February 28, 2011, TPL entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $2,452,000 and $7,441,000, respectively.

During the nine months ended February 29, 2012 and February 28, 2011, TPL entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $3,009,300 and $8,850,000, respectively.

At February 29, 2012, PDS had accounts payable balances of approximately $1,902,000 and $132,000 to TPL and PTSC, respectively.  At May 31, 2011, PDS had accounts payable balances of approximately $1,754,000 and $129,000 to TPL and PTSC, respectively.

Variable Interest Entity Disclosures

On April 9, 2012, PDS’ cash and cash equivalents balance was $45,904.  Management has concluded that our equity investment at risk in PDS is insufficient to finance its activities as the volume of license revenue has not supported litigation costs independent of additional working capital funding.

We have not provided material financial support to PDS other than required capital contributions, the $200,000 contribution we agreed to make in December 2011 and the March 2012 and April 2012 contributions of $150,000 and $150,000 as described above, and we are not contractually obligated to provide financial support to PDS other than to fund the working capital account at the discretion of PDS’ management committee.  In the event we, and not TPL, provide working capital funding to PDS we would consolidate PDS’ financial statements with our own as our ownership in PDS would be greater than 50%.

Our variable interest in PDS consists of 50% of PDS’ Members Equity (Deficit) in addition to the accounts payable balance due us for a total of $(1,807,773) at February 29, 2012.  We are unable to quantify our maximum exposure to loss associated with this VIE.  We do not have any contractual commitments and do not presently intend to fund any cash requirements of PDS, however we may determine that it is in the best interests of the MMP licensing program that we provide our 50% share of capital to provide for legal retainer payments in the event license revenues received by PDS are insufficient to meet these needs.

PDS’ balance sheets at February 29, 2012 and May 31, 2011 and statements of operations for the three and nine months ended February 29, 2012 and February 28, 2011 are as follows:

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Balance Sheets

ASSETS:

	February 29, 2012 (Unaudited)	May 31, 2011 (Audited)
Cash and cash equivalents	$96,590	$1,895,653
Prepaid expenses	-	600,000
Total assets	$96,590	$2,495,653

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT):

	February 29, 2012 (Unaudited)	May 31, 2011 (Audited)
Related party payables and accrued expenses	$3,447,600	$1,883,296
LLC tax payable	-	11,790
Members’ equity (deficit)	(3,351,010)	600,567
Total liabilities and members’ equity	$96,590	$2,495,653

Statements of Operations

	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$2,452,000	$7,441,000	$3,009,300	$8,850,000
Operating expenses	2,621,953	4,298,078	7,360,877	7,245,943
Operating loss	(169,953)	3,142,922	(4,351,577)	1,604,057
Reserve for loan loss and uncollectable receivable	-	1,413,095	-	-
Interest income	-	45,808	-	46,090
Net loss	$(169,953)	$4,601,825	$(4,351,577)	$1,650,147

4.   Income Taxes

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

5.   Stockholders’ Equity

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market.  As part of the program we purchased 1,578,616 and 1,028,289 shares of our common stock at an aggregate cost of $101,777 and $113,401 during the nine months ended February 29, 2012 and February 28, 2011, respectively.

Equity Transactions

The following table summarizes equity transactions during the nine months ended February 29, 2012:

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock

Balance June 1, 2011	407,526,799	$4,381	$77,314,301	$(51,077,059)	$(14,223,037)
Share-based compensation	-	-	14,968	-	-
Repurchase of common stock for treasury	(1,578,616)	-	-	-	(101,777)
Net loss	-	-	-	(3,314,575)	-
Balance February 29, 2012	405,948,183	$4,381	$77,329,269	$(54,391,634)	$(14,324,814)

Stock Options and Warrant Activity

As of February 29, 2012, we had 125,000 options outstanding pursuant to our 2001 Stock Option Plan exercisable at $0.47 per share expiring in 2012; and 2,325,000 options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.09 to $0.45 per share expiring through 2015.  Some of the options outstanding under the 2006 Stock Option Plan are on a vesting schedule and are not presently exercisable.

During the nine months ended February 29, 2012, we recorded $14,968 of share-based compensation expense related to vesting of stock options granted to PDSG employees.  During the nine months ended February 28, 2011, we recorded $71,862 of share-based compensation expense related to vesting of stock options, including $15,483 related to PDSG.

Share-based Compensation

Summary of Assumptions and Activity

The fair value of share-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the nine months ended February 28, 2011 is based on the historical volatilities of our common stock.  These factors could change in the future, affecting the determination of share-based compensation expense in future periods.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

	Three Months Ended February 29, 2012 (Unaudited)	Nine Months Ended February 29, 2012 (Unaudited)	Three Months Ended February 28, 2011 (Unaudited)	Nine Months Ended February 28, 2011 (Unaudited)

Expected term	*	*	*	5	years
Expected volatility	*	*	*	106%
Risk-free interest rate	*	*	*	2.17%

* No stock options were granted during these periods.

A summary of option activity as of February 29, 2012 and changes during the nine months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2011	3,010,000	$0.33
Options granted	-	$-
Options exercised	-	$-
Options forfeited	(560,000)	$0.64
Options outstanding at February 29, 2012	2,450,000	$0.26	1.77	$53,500
Options vested and expected to vest at February 29, 2012	2,399,118	$0.26	1.77	$53,500
Options exercisable at February 29, 2012	2,348,235	$0.26	1.77	$46,800

The weighted average grant date fair value of options granted during the nine months ended February 28, 2011 was $0.08.  There were no options exercised during the nine months ended February 29, 2012 or February 28, 2011.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.16 per share on February 29, 2012) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.16) on February 29, 2012.

As of February 29, 2012, there was $8,555 of total unrecognized compensation cost, net of forfeitures, related to employee stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next 13 months.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

The following table summarizes employee and director share-based compensation expense for Patriot and employee share-based compensation for PDSG for the three and nine months ended February 29, 2012 and February 28, 2011, which was recorded as follows:

	Three Months Ended February 29, 2012	Nine Months Ended February29, 2012	Three Months Ended February28, 2011	Nine Months Ended February 28, 2011
Research and development - PDSG	$483	$1,450	$483	$1,552
Selling, general and administrative expense - PDSG	4,472	13,518	4,521	13,931
Selling, general and administrative expense - Patriot	-	-	872	56,379
Total	$4,955	$14,968	$5,876	$71,862

6.  Commitments and Contingencies

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

A claims construction hearing was conducted on January 27, 2012.  The issues are under submission and we do not know when the Court will issue its ruling.  Acer has asked the Court to consider a Motion for Summary Judgments, but a briefing schedule likely will not be established until after the Markman ruling.

On December 1, 2008, we, TPL and Alliacense, Ltd. were named as defendants in a lawsuit filed in the United States District Court for the Northern District of California by Barco, N.V.  The Barco case seeks declaratory relief that its products do not infringe enforceable claims of the '749 and '890 patents.  We allege counterclaims for patent infringement of our '749, '890 and '336 patents.

A claims construction hearing in this matter was conducted on January 27, 2012.  The issues are under submission and we do not know when the Court will issue its ruling.  Barco has asked the Court to consider a Summary Judgment Motion, but a briefing schedule likely will not be established until after the Markman ruling.

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

On August 31, 2009, we initiated an arbitration proceeding before the American Arbitration Association against the three Crossflo principal officers who were signatories to the Merger Agreement alleging they provided false representations and warranties in the Merger Agreement and alleging nondisclosure of information about Crossflo during the due diligence process leading up to the merger.  Those three principal officers deny our claims and filed counterclaims for monetary damages alleging libel associated with the making of our demands on escrow and related disclosures in our periodic filings, and misrepresentation associated with our purported intent to fund the operations of Crossflo post acquisition.

During March 2012, we reached a confidential settlement with the three principal officers of Crossflo which is subject to certain conditions.  If the conditions are not met, the arbitration will be rescheduled in fall 2012.  If the settlement conditions are met, the settlement consideration will have neither a positive nor negative material impact on us.

401(k) Plan

Patriot and PDSG have retirement plans that comply with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plans. Patriot matches 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Patriot’s participants vest 33% per year over a three year period in their matching contributions. Patriot’s matching contributions during the nine months ended February 29, 2012 and February 28, 2011 were $13,357 and $7,761, respectively.  PDSG does not match participant voluntary contributions.

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

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

Bonuses

During fiscal 2011, a retention bonus program was implemented to be paid to individuals who remain with PDSG until February 29, 2012.  The projected liability for such bonuses was $90,000.  This liability was being accrued ratably over the retention period.  In November 2011, the retention bonus program was rescinded and replaced with an incentive bonus program for PDSG employees.  Under the terms of the new bonus program the employees are eligible for a bonus if PDSG is acquired and the employees are retained by an acquirer or severance payments in the event PDSG employees are not retained by an acquirer.  At February 29, 2012 we have accrued for approximately $68,000 in severance payments and approximately $73,000 in incentive bonus payments due to PDSG employees under the November 2011 plan.

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

7.  Segment Information

Prior to the quarter ended February 29, 2012, we operated in two segments. PDSG was reflected as a separate reporting unit. With our board of directors authorization to sell the assets of PDSG, we have classified PDSG as discontinued operations (see Note 1).  As a result, we now operate in one segment.

8.  Subsequent Events

On March 23, 2012, we and TPL each contributed $150,000 to PDS following a determination by PDS’ management committee that additional funds were required so that PDS could fund an installment of a legal retainer payable to newly engaged IP counsel.

During March 2012, we reached a confidential settlement with the three principal officers of Crossflo which is subject to certain conditions.  If the conditions are not met, the arbitration will be rescheduled in fall 2012.  If the settlement conditions are met, the settlement consideration will have neither a positive nor negative material impact on us.

On March 27, 2012, we executed an interim agreement with the potential purchaser of the assets of PDSG.  The interim agreement requires the purchaser to fund the operations of PDSG including the lease renewal beginning with the month of April 2012 and continuing until the transaction is closed or until three full days after advising us that the transaction will not go forward in order to hold open the proposed sale transaction while the terms of the purchase agreement are being finalized.  We expect the sale transaction to close on or around April 30, 2012 and no later than May 11, 2012.

During April 2012, we renewed the PDSG facility lease of Suite 100 on a month to month basis at $11,028 per month.

On April 13, 2012, we and TPL each contributed $150,000 to PDS following a determination by PDS’ management committee that additional funds were required so that PDS could fund an installment of a legal retainer payable to newly engaged IP counsel.

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

On October 5, 2009, we announced a reorganization of PDSG and our management.  On January 25, 2010, we sold the Iameter assets and during August 2010, we sold the Vigilys business line.  As a result of our reorganization and PDSG’s continued inability to meet its business plan, we have incurred impairment charges for our intangibles and goodwill in the PDSG segment of our business.  On July 28, 2011, PDSG announced new business initiatives including Software as a Service offerings aimed at providing alternative methods to generate new revenues.  We continued to fund the day to day operating costs of PDSG through March 2012.  On March 27, 2012 we entered into an interim agreement with the potential purchaser of PDSG to fund the operations of PDSG until a sale is finalized.  Our merger and acquisition activities have ceased since our October 2009 reorganization.

Cash shortfalls currently experienced by PDS will have an adverse effect on our liquidity. Although we presently do not have any contractual commitments to fund any cash requirements, in December 2011, March 2012 and April 2012 we contributed $200,000, $150,000 and $150,000, respectively, in additional capital to PDS, in order to fund a portion of a legal retainer.  We may determine that it is in the best interests of the MMP licensing program that we provide our 50% share of capital to provide for legal retainer payments in the event license revenues received by PDS are insufficient to meet these needs.

On April 9, 2012 PDS’ cash balance was $45,904.  Management’s plans for the continued operation of PDS rely on the ability of TPL to obtain license agreements to cover the operational costs of PDS.   PDS has experienced a decline in licensing revenues and has experienced an increase in legal costs due to the patent litigation actions currently in progress.  In the event that TPL cannot obtain license agreements to cover the operational costs of PDS, we and TPL must decide whether to fund PDS’ legal costs on a go forward basis.

While we do not have any contractual commitments and do not presently intend to fund any cash requirements of TPL and/or PDS other than the aforementioned legal retainer payments, given PDS’s current financial condition and/or the need to ensure TPL’s (and Alliacense’s) on-going efforts on behalf of PDS, we may determine, based on multiple factors including recommendations from patent litigation counsel, that providing additional funding to either PDS and/or TPL is in our and our stockholders’ best interests in order to support the continued licensing of the MMP Portfolio.   Any additional funding provided to TPL by PDS would be in exchange for additional services and/or concessions to existing contracts. In the event that we provide funding to PDS that is not reciprocated by TPL, we may determine that we have controlling financial interest in PDS, in which case, we would be required to consolidate PDS in our consolidated financial statements.  If we determine that it is appropriate to consolidate PDS, we would measure the assets, liabilities and noncontrolling interests of PDS at their fair values at the date that we have the controlling financial interest.

The results of PDSG, which was previously reported as a separate business segment, is being presented as discontinued operations in the condensed consolidated statement of operations for all periods presented.

Discontinued Operations and Assets Held for Sale

On February 17, 2012 our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows.  In accordance with authoritative guidance we have classified the assets, liabilities, operations and cash flows of PDSG as discontinued operations for all periods presented.  We are in the process of negotiating a sale transaction pursuant to which we would sell substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years.  In the event that we are unable to consummate the sale transaction by May 11, 2012, it is anticipated that we will cease PDSG operations as of such date with closure costs consisting primarily of payroll related expenses estimated at approximately $350,000.  Based on preliminary estimates of the sales proceeds, we have reduced the carrying value of the net assets of PDSG by approximately $14,600 at February 29, 2012.

The following table summarizes the carrying amount at February 29, 2012 and May 31, 2011 of the major classes of assets and liabilities of PDSG classified as discontinued operations:

	February 29, 2012	May 31, 2011
	(Unaudited)
Current assets:
Accounts receivable	$-	$187,465
Work-in-process	-	30,581
Other current assets	27,955	39,975
	$27,955	$258,021

Long-lived assets:
Property and equipment, net	$-	$8,146
Other	47,623	80,768
	$47,623	$88,914

Current liabilities:
Accounts payable and accrued liabilities	$231,379	$165,322
Deferred revenue	-	50,502
	$231,379	$215,824

Non-current liabilities:
Other	$-	$3,240

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

During the nine months ended February 29, 2012, our share of loss in PDS exceeds our investment in PDS by $1,543,237. We presently do not have a contractual obligation to fund any cash requirements of PDS (see Note 3) and accordingly we have not recorded the excess loss on our consolidated financial statements, which is a change in our policy of accounting for PDS.  We will not record our excess loss in PDS unless we guarantee the obligations of PDS or are otherwise committed to provide further financial support for PDS.  Under the equity method of accounting, we only recognize losses from PDS up to our carrying amount of the investment and advances. Once the investment balance is reduced to $0, we discontinue recognizing losses until such time that our share of future net income reported by PDS equals our share of net losses not recognized during the period the equity method was suspended.

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

PDSG sold software and services to end users primarily through relationships with systems integrators and prime contractors.  PDSG recognized revenue in accordance with authoritative guidance for the software industry.  PDSG’s revenue was derived primarily from the following sources: (i) software licensing, (ii) related professional services, and (iii) post contract customer support (“PCS”) agreements.  PCS agreements typically include software updates, on a when and if available basis, telephone and Internet access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period.

PDSG’s contracts with customers, including systems integrators and prime contractors, were multiple element arrangements which contained professional services that were considered essential to the functionality of the other elements of the arrangement.  PDSG accounted for revenue on these arrangements according to authoritative guidance for contract accounting. Under this guidance, PDSG recognized revenue based on progress towards contract completion measured by actual hours incurred in relation to the estimate of total expected hours. PDSG measured these revenues by applying the contract-specific estimated percentage of completion to the total contract amount for software and professional services.  PDSG routinely updated the estimates of future hours for agreements in process and reported any cumulative effects of such adjustments in current operations. PDSG immediately recognized any loss expected on these contracts when it is projected that loss was probable.

We allocated PDSG’s revenues to all deliverables based on their relative selling price using a specific hierarchy.  The hierarchy was as follows:  vendor-specific objective evidence (“VSOE”), third-party evidence of selling price (“TPE”) or best estimate of selling price (“BESP”).  When a sale involved multiple elements, PDSG allocated the entire fee from the arrangement to each respective element based on VSOE of fair value and recognized revenue when each element’s revenue recognition criteria were met. VSOE of fair value for each element was established based on the price charged when the same element was sold separately.  PDSG had established VSOE for its CDX software licenses and PCS based on historical stand-alone sales to third parties or from the stated renewal rates contained in the customer contracts.  PCS was recognized on a straight-line basis over the support period.

PDSG had not yet demonstrated VSOE for the professional services that were rendered in conjunction with its software license sales.  In accordance with the hierarchy we would attempt to establish the selling price of professional services using TPE.  PDSG’s product contains significant differentiation such that the comparable pricing of products with similar functionality could not be obtained.  PDSG was typically not able to obtain TPE for professional services.

When we were unable to establish selling prices using VSOE or TPE, we used BESP.  The objective of BESP is to determine the price at which PDSG would transact a sale if professional services were sold on a stand-alone basis.  BESP is generally used for offerings that are not typically sold on a stand-alone basis or for highly customized offerings which is the case with PDSG’s professional services deliverable.

4.    Research and Development

Research and development costs were expensed as incurred and primarily included payroll and related  benefit costs and contractor fees.

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

During fiscal 2011, we determined that is was not more likely than not that all of our deferred tax assets will be realized in the future due to our continuing pre-tax and taxable losses.  As a result of this determination we have placed a full valuation allowance against our deferred tax assets.

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

Results of Operations

Comparison of the Three Months Ended February 29, 2012 and Three Months Ended February 28, 2011.

	Three months ended
	February 29, 2012	February 28, 2011
Selling, general and administrative	$623,375	$538,906

Selling, general and administrative expenses increased from approximately $539,000 for the three months ended February 28, 2011 to approximately $623,000 for the three months ended February 29, 2012.  The increase consisted primarily of approximately $81,000 in payroll and related costs, approximately $44,000 in legal fees due to the arbitration with the Crossflo officers, and approximately $36,000 in consulting fees due to the broker fees for the sale of PDSG.  These increases were offset by decreases of approximately $30,000 in board of directors fees due to less directors serving on the board, approximately $14,000 in accounting fees and approximately $13,000 in rent expense.

	Three months ended
	February 29, 2012	February 28, 2011
Other income (expense):
Interest and other income	$44,668	$86,017
Recovery of loan loss	-	1,013,151
Realized gain on sale of marketable securities	-	47,860
Equity in earnings (loss) of affiliated company	(105,000)	2,300,912
Total other income (expense), net	$(60,332)	$3,447,940

Our other income and expenses for the three months ended February 29, 2012 and February 28, 2011 included equity in the loss of PDS of approximately $105,000 for the three months ended February 29, 2012 and equity in the earnings of PDS of approximately $2,301,000 for the three months ended February 28, 2011.  Our investment in PDS is accounted for in accordance with the equity method of accounting for investments, accordingly we will only record income to the extent PDS eliminates accumulated losses and after basis in our investment is zero we will only record losses to the extent that we advance or contribute funds to PDS.  The change in the earnings of PDS is due to the decline in licensing revenue and the continuing legal costs incurred by PDS in connection with the patent litigation.

	Three months ended
	February 29, 2012	February 28, 2011
Income (loss) from continuing operations before income taxes	$(683,707)	$2,909,034

For the three months ended February 28, 2011 we recorded income from continuing operations before income taxes primarily due to the recovery of loan loss of approximately $1,013,000 and our equity in the earnings of PDS of approximately $2,301,000.  For the three months ended February 29, 2012 we are unable to recognize our losses from PDS as our losses have exceeded the cost basis of our investment.

Provision (benefit) for income taxes

During the three months ended February 29, 2012, we recorded a benefit for income taxes related to federal and California taxes of approximately $4,300.

During the three months ended February 28, 2011, we recorded a provision for income taxes of approximately $3,484,000 related to federal and California taxes.

Net loss

We recorded a net loss for the three months ended February 29, 2012 and February 28, 2011 of $1,246,125 and $5,649,009, respectively.

Comparison of the Nine Months Ended February 29, 2012 and Nine Months Ended February 28, 2011.

	Nine months ended
	February 29, 2012	February 28, 2011
Selling, general and administrative	$1,546,836	$2,197,953

Selling, general and administrative expenses decreased from approximately $2,198,000 for the nine months ended February 28, 2011 to approximately $1,547,000 for the nine months ended February 29, 2012.  The decrease consisted primarily of approximately $266,000 in legal fees due to the settlement of the Deutsche Bank matter and the settlement of one of the TPL actions, approximately $140,000 in consulting fees due to the termination of the services of Attain, approximately $118,000 in board of directors’ fees due to fewer directors serving on our board during the current year period and approximately $36,000 in rent expense.  For the nine months ended February 28, 2011, approximately $56,000 of share-based compensation was recorded in connection with vesting of employee stock options.

	Nine months ended
	February 29, 2012	February 28, 2011
Other income (expense):
Interest and other income	$92,976	$104,597
Interest expense	-	(20,810)
Recovery of loan loss	-	1,013,151
Realized loss on sale of marketable securities	-	(600,879)
Equity in earnings (loss) of affiliated company	(632,551)	825,074
Total other expense, net	$(539,575)	$1,321,133

Our other income and expenses for the nine months ended February 29, 2012 and February 28, 2011 included equity in the loss of PDS of approximately $633,000 and equity in the earnings of PDS of approximately $825,000, respectively.  Since the quarter ended August 31, 2011 we have not been able to fully recognize our losses in PDS as the losses have exceeded our cost basis in the investment.  Our investment in PDS is accounted for in accordance with the equity method of accounting for investments.  During the nine months ended February 28, 2011, we realized a loss on our ARS of approximately $601,000 according to terms of our confidential settlement agreement with Deutsche Bank and we recovered our loan from TPL which had been previously fully reserved.

	Nine months ended
	February 29, 2012	February 28, 2011
Loss from continuing operations before income taxes	$(2,086,411)	$(876,820)

Loss from continuing operations before income taxes increased from approximately $877,000 for the nine months ended February 28, 2011 to approximately $2,086,000 for the nine months ended February 29, 2012 primarily due to the recovery of loan loss and income from PDS in the prior period.

Provision (benefit) for income taxes

During the nine months ended February 29, 2012, we recorded a benefit for income taxes related to federal and California taxes of $1,100.

During the nine months ended February 28, 2011, we recorded a provision for income taxes of approximately $1,971,000 related to federal and California taxes.

Net loss

We recorded a net loss for the nine months ended February 29, 2012 and February 28, 2011 of $3,314,575 and $9,148,938, respectively.

Results of Discontinued Operations

Comparison of the Three Months Ended February 29, 2012 and Three Months Ended February 28, 2011.

	Three months ended
	February 29, 2012		February 28, 2011
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue:
License and service revenue	$(2,279)	100.0%	$109,857	100.0%
Cost of sales:
License and service revenue	2,058	-	17,376	15.8%
Amortization of purchased intangibles	-	-	68,889	62.7%
Total cost of sales	2,058	-	86,265	78.5%
Gross (loss) profit	$(4,337)	-	$23,592	21.5%

Revenue consisting of software licenses and associated services relating to PDSG’s CDX product decreased from approximately $110,000 for the three months ended February 28, 2011 to approximately $(2,000) for the three months ended February 29, 2012.  The decrease was primarily due to the fact that revenue agreements are one time contracts that vary in size and scope depending upon the requirements of the customer.  The current quarter includes an adjustment to a contract for services that were not performed.  Cost of sales includes the direct time of PDSG employees on each project. Included in cost of sales is approximately $68,900 of amortization expense on purchased intangible assets for the three month period ended February 28, 2011.

	Three months ended
	February 29, 2012	February 28, 2011
Research and development	$279,514	$183,065

Research and development costs consist of PDSG’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of PDSG’s software product.  The primary increases in research and development costs for the three months ended February 29, 2012 as compared to February 28, 2011 were approximately $68,000 in severance costs and approximately $26,000 in salaries and related costs.  For the three months ended February 29, 2012 and February 28, 2011, approximately $483 and $483, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

	Three months ended
	February 29, 2012	February 28, 2011
Selling, general and administrative	$268,313	$267,087

Selling, general and administrative expenses increased from approximately $267,000 for the three months ended February 28, 2011 to approximately $268,000 for the three months ended February 29, 2012.  For the three months ended February 29, 2012 and February 28, 2011, approximately $4,500 and $4,500, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

	Three months ended
	February 29, 2012	February 28, 2011
Operating loss	$(552,164)	$(426,560)

Operating loss increased from approximately $427,000 for the three months ended February 28, 2011 to approximately $552,000 for the three months ended February 29, 2012 primarily due to salaries and related costs.
Comparison of the Nine Months Ended February 29, 2012 and Nine Months Ended February 28, 2011.

	Nine months ended
	February 29, 2012		February 28, 2011
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue:
License and service revenue	$179,871	100.0%	$276,687	100.0%
Cost of sales:
License and service revenue	47,455	26.4%	45,791	16.5%
Amortization of purchased intangibles	-	-	206,667	74.7%
Total cost of sales	47,455	26.4%	252,458	91.2%
Gross profit	$132,416	73.6%	$24,229	8.8%

Revenue consisting of software licenses and associated services relating to PDSG’s CDX product decreased from approximately $277,000 for the nine months ended February 28, 2011 to approximately $180,000 for the nine months ended February 29, 2012.  Cost of sales includes the direct time of PDSG employees on each project. Included in cost of sales is approximately $207,000 of amortization expense on purchased intangible assets for the nine months ended February 28, 2011.

	Nine months ended
	February 29, 2012	February 28, 2011
Research and development	$600,466	$571,094

Research and development costs consist of PDSG’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of PDSG’s software product.  The primary increase in research and development costs for the nine months ended February 29, 2012 as compared to February 28, 2011 was approximately $46,000 in salaries and related costs.  For the nine months ended February 29, 2012 and February 28, 2011, approximately $1,500 and $1,600, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

	Nine months ended
	February 29, 2012	February 28, 2011
Selling, general and administrative	$747,169	$904,209

Selling, general and administrative expenses decreased from approximately $904,000 for the nine months ended February 28, 2011 to approximately $747,000 for the nine months ended February 29, 2012, due to management’s restructuring plan to reduce expenses.  Decreases consisted primarily of approximately $64,000 in salaries and related expenses, approximately $38,000 in legal and accounting expenses and approximately $21,000 in rent expenses.  For the nine months ended February 29, 2012 and February 28, 2011, approximately $13,500 and $13,900, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

	Nine months ended
	February 29, 2012	February 28, 2011
Impairment of goodwill	$-	$642,981

Management’s plan of restructuring on October 5, 2009 and the continuing inability of PDSG to meet its business plan were indicators of potential impairment on our goodwill. Accordingly, at February 28, 2011 management determined that goodwill was impaired by approximately $643,000.

	Nine months ended
	February 29, 2012	February 28, 2011
Operating loss	$(1,215,219)	$(2,094,055)

Operating loss decreased from approximately $2,094,000 for the nine months ended February 28, 2011 to approximately $1,215,000 for the nine months ended February 29, 2012 primarily due to the impairment of goodwill recognized during the nine months ended February 28, 2011 and management’s plan of restructuring implemented in October 2009 which reduced salaries and related expenses.

Liquidity and Capital Resources

Liquidity

Our cash and short-term investment balances decreased from approximately $10,661,000 as of May 31, 2011 to approximately $8,527,000 as of February 29, 2012. We also have restricted cash balances amounting to approximately $21,000 as of May 31, 2011 and February 29, 2012. Total current assets decreased from approximately $12,196,000 as of May 31, 2011 to approximately $8,642,000 as of February 29, 2012. Total current liabilities amounted to approximately $576,000 and approximately $327,000 as of May 31, 2011 and February 29, 2012, respectively.

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

Cash shortfalls currently experienced by PDS will have an adverse effect on our liquidity. Although we presently do not have any contractual commitments to fund any cash requirements, in December 2011, March 2012 and April 2012 we contributed $200,000, $150,000 and $150,000, respectively, in additional capital to PDS, in order to fund a portion of a legal retainer. TPL satisfied its December 2011 capital contribution via an in-kind contribution by forfeiting amounts otherwise due it from PDS, and contributed cash to satisfy the March 2012 and April 2012 capital funding. We may determine that it is in the best interests of the MMP licensing program that we provide our 50% share of capital to provide for legal retainer payments in the event license revenues received by PDS are insufficient to meet these needs.

While we do not have any contractual commitments and do not presently intend to fund any cash requirements of TPL and/or PDS other than certain litigation related legal retainer payments, given PDS’s current financial condition and/or the need to ensure TPL’s (and Alliacense’s) on-going efforts on behalf of PDS, we may determine, based on multiple factors including recommendations from patent litigation counsel, that providing additional funding to either PDS and/or TPL is in our and our stockholders’ best interests in order to support the continued licensing of the MMP Portfolio.   Any additional funding provided to TPL by PDS would be in exchange for additional services and/or concessions to existing contracts. In the event that we provide funding to PDS that is not reciprocated by TPL, we may determine that we have controlling financial interest in PDS, in which case, we would be required to consolidate PDS in our consolidated financial statements.  If we determine that it is appropriate to consolidate PDS, we would measure the assets, liabilities and noncontrolling interests of PDS at their fair values at the date that we have the controlling financial interest.

Our current liquid cash resources as of February 29, 2012, are expected to provide the funds necessary to support our operations through at least the next twelve months assuming we do not continue to fund the obligations of PDS.  The cash flows from our interest in PDS represent our primary significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position.  It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $8,527,188 at February 29, 2012.

Cash Flows From Operating Activities

Cash used in operating activities of continuing operations was approximately $1,707,000 and $3,539,000 for the nine months ended February 29, 2012 and February 28, 2011, respectively. The principal components of the current period amount were: loss in earnings of affiliated company of approximately $633,000, and receivable from affiliated company of approximately $1,135,000. These increases were offset by: net loss from continuing operations of approximately $2,085,000, and changes in income taxes payable and accounts payable and accrued expenses of approximately $1,282,000 and $267,000, respectively. The principal components of the prior period are the prior period net loss from continuing operations, the recovery of loan loss, the equity in earnings of affiliated company, and the change in receivable from affiliated company offset by the: realized loss on sale of marketable securities, the equity in loss of affiliated company and the change in deferred taxes due to our valuation allowance on our deferred tax assets in the current period.

Cash provided by operating activities of discontinued operations was approximately $19,000 and $18,000 for the nine months ended February 29, 2012 and February 28, 2011, respectively.

Cash Flows From Investing Activities

Cash used in investing activities of continuing operations was approximately $198,000 for the nine months ended February 29, 2012 as compared to cash provided by investing activities of continuing operations of approximately $6,556,000 for the nine months ended February 28, 2011.  Cash activities for the current period were primarily attributable to purchases and sales of marketable securities.  Cash activities for the prior period were primarily attributable to purchases and sales of marketable securities and cash received for repayment of a note receivable. We also received distributions from PDS for the nine months ended February 28, 2011 of approximately $808,000.

Cash provided by investing activities of discontinued operations was approximately $125,000 for the nine months ended February 28, 2011 and related to repayment of a note receivable resulting from the sale of the assets of Verras Medical.

Cash Flows From Financing Activities

Cash used in financing activities for the nine months ended February 29, 2012 and February 28, 2011 was approximately $102,000 and $3,238,000, respectively.  For the nine months ended February 29, 2012 and February 28, 2011, cash of approximately $102,000 and $113,000 was used to purchase common stock for treasury.  For the nine months ended February 28, 2011 cash of approximately $3,122,000 was used to repay our note with Wedbush.

Capital Resources

Our current liquid cash resources as of February 29, 2012, are expected to provide the funds necessary to support our operations through at least the next twelve months.  The cash flows from our interest in PDS represent our primary significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position.  It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $8,527,188 at February 29, 2012.

In December 2011, TPL engaged new litigation counsel on behalf of PDS, and committed PDS to paying an initial retainer payable in monthly installments.  The $200,000 that we contributed to PDS in December 2011 and the $150,000 and $150,000 that we and TPL each contributed in March 2012 and April 2012 was used to pay the first, fourth and fifth installments of the retainer.  The remaining balance of the retainer is anticipated to be funded by PDS from licensing revenues. In the event that PDS does not have the funds to pay one or more installments of the retainer, we expect that we and TPL will contribute additional capital to PDS to fund such installments. The newly retained counsel will continue the Northern California cases to trial after the claims construction hearing.

Recent Accounting Pronouncements

During the nine months ended February 29, 2012, there were no recent issuances of accounting pronouncements as compared to those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011, that are of significance, or have potential material significance to us.

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

In December 2011, TPL engaged new counsel on behalf of PDS, and committed PDS to paying an initial retainer payable in monthly installments.  The $200,000 that we contributed to PDS in December 2011 and the $150,000 and $150,000 that we and TPL each contributed in March 2012 and April 2012 was used to pay the first, fourth and fifth installments of the retainer.  The remaining balance of the retainer is anticipated to be funded by PDS from licensing revenues, which have declined over recent years to a point where PDS’ ability to make the foregoing retainer payments is in substantial doubt unless licensing revenues substantially increases in the near term.

In the event that PDS does not have the funds to pay one or more installments of the retainer, we and TPL must decide whether to contribute additional capital to PDS to fund such installments. The newly retained counsel will continue the Northern California cases to trial after the claims construction hearing.

Adverse Changes In The Financial Condition Of Our Joint Venture Partner, TPL, Could Have A Significant And Adverse Effect On Us.

While we are not privy to the financial condition of our joint venture partner, TPL, several factors could have a negative effect on TPL’s financial condition, such as the continued decline in MMP Portfolio license revenue and increased MMP Portfolio related litigation costs.  Additionally, the adverse outcome of known current contract litigation against TPL and other factors to which we are not privy while not impacting us directly, may impact us indirectly to the extent the licensing program is negatively affected. In the event that one or more of the foregoing adversely affects TPL’s financial condition, TPL’s ability to continue to aggressively pursue the licensing of the MMP Portfolio on behalf of PDS could be severely impacted which would in turn adversely affect our revenue and cash flow.

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

We have been named as co-defendants in multiple lawsuits regarding the MMP Portfolio.  See footnote 6 to our condensed consolidated financial statements and Part II, Item 1. “Legal Proceedings” in this quarterly report on Form 10-Q for more information.

In the event that one or more of these lawsuits regarding the MMP Portfolio are not resolved in our favor, such outcome (or lack of an outcome) could weaken the MMP Portfolio which would have a negative affect on PDS's ability to procure future license revenues and, therefore, adversely affect PDS's and our cash flows.

Our Wholly-Owned Subsidiary Cannot Operate Without Our Continued Support.

Since the acquisition of our wholly-owned subsidiary PDSG in September 2008, we have provided 100% of PDSG’s operational funding amounting to approximately $9,150,000 through February 29, 2012.  After restructuring measures initiated in October 2009 and continued through February 29, 2012, PDSG continues to remain unable to generate sufficient revenues to support its operations and remains entirely dependent on our funding.  During October 2011, PTSC retained the services of an investment banker to seek a buyer for PDSG.  Should a sale of PDSG occur, it may be on distressed terms with only minimal consideration realized. We are in the process of negotiating a sale transaction pursuant to which we would sell substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years.  In the event that we are unable to consummate the sale transaction by May 11, 2012, it is anticipated that we will cease PDSG operations as of such date.

On March 27, 2012, we executed an interim agreement with the potential purchaser of the assets of PDSG.  The interim agreement requires the purchaser to fund the operations of PDSG including the lease renewal beginning with the month of April and continuing until the transaction is closed or until three full days after advising us that the transaction will not go forward in order to hold open the proposed sale transaction while the terms of the purchase agreement are being finalized.  We expect the sale transaction to close on or around April 30, 2012 and no later than May 11, 2012.

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

Item 4.  Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of February 29, 2012, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of February 29, 2012, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Crossflo Systems, Inc. Litigation

During March 2012, we reached a confidential settlement with the three principal officers of Crossflo which is subject to certain conditions see Note 6 to our condensed consolidated financial statements.

Item 1A.  Risk Factors

Please see Part I, Item 2, above, for our risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2006, our Board of Directors authorized a stock repurchase program.  We commenced the program in July 2006 and plan to repurchase outstanding shares of our common stock on the open market from time to time.  As part of the program, we purchased 604,066 shares of our common stock at an aggregate cost of $35,389 during the three months ended February 29, 2012.

Following is a summary of all repurchases by us of our common stock during the three month period ended February 29, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs

December 1 – 31, 2011	552,016	$0.05	552,016
January 1 – 31, 2012	12,050	$0.08	12,050
February 1 – 29, 2012	40,000	$0.13	40,000
Total	604,066	$0.06	604,066

The repurchase plan has no maximum number of shares or dollar amount and is solely at the discretion of the Board of Directors.  The repurchase plan has no set expiration date.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None

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

DATED: April 16, 2012	PATRIOT SCIENTIFIC CORPORATION /S/ CLIFFORD L. FLOWERS Clifford L. Flowers Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)