Form 10-K
period 2012-05-31
PATRIOT SCIENTIFIC CORP
filed 2012-08-29
CIK 836564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2012

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to _______________

Commission File Number 0-22182

PATRIOT SCIENTIFIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1070278 (I.R.S. Employer Identification No.)

701 Palomar Airport Road, Suite 170, Carlsbad, California (Address of principal executive offices)	92011 (Zip Code)

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

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_]  NO [X]

Approximate aggregate market value of the registrant’s common stock held by non-affiliates on November 30, 2011 was $20,260,877 based on a closing price of $0.05 as reported on the OTC Electronic Bulletin Board system. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

On August 15, 2012, 405,575,249 shares of common stock, par value $0.00001 per share were outstanding.

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

The Company

Patriot Scientific Corporation (the “Company”, “PTSC”, “we”, “us”, or “our”) is an intellectual-property licensing company with several patents (described below) covering the design of microprocessor chips. Chips with our patented technology are used throughout the world in products ranging from computers and cameras to printers, automobiles and industrial devices. Through our joint venture, Phoenix Digital Solutions, LLC (“PDS”) we pursue the commercialization of our patented microprocessor technologies through broad and open licensing and by litigating against those who may be infringing on our patents.

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

PTSC is a corporation organized under Delaware law on March 24, 1992, and is the successor by merger to Patriot Financial Corporation, a Colorado corporation, incorporated on June 10, 1987. In June 2005, we entered into a joint venture agreement with Technology Properties Limited, Inc. (“TPL”) to form PDS. During February 2007, we acquired the preferred stock of Holocom, Inc. formerly known as Scripps Secured Data, Inc. (“Holocom”) a company located in San Diego, California that develops and manufactures network-security hardware to government, military, and other high-security facilities. In September 2008, we acquired Patriot Data Solutions Group, Inc. formerly known as Crossflo Systems, Inc. (“PDSG”) which engaged in data-sharing services and products primarily in the public safety/government sector. During April 2012, we sold substantially all of the assets of PDSG.

PDSG was a segment of our business prior to the quarter ended February 29, 2012 and it is now classified as discontinued operations in our consolidated financial statements. Refer to footnote 10 of our consolidated financial statements for more information regarding this segment.

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

Industry Background. The global semiconductor (or silicon “chip”) market has many segments and categories. The best-known - and most profitable - of these is the microprocessor segment. Microprocessor chips are the “brains” of most electronic and electrical devices throughout the world. Although microprocessors are often closely associated with personal computers (“PCs”), PCs account for only a small fraction of the microprocessor chips made and sold every year. The vast majority of microprocessors are used in everyday items like automobiles, digital cameras, cell phones, video game players, data networks, industrial flow-control valves, sensors, medical devices, weapons, home appliances, robots, security systems, televisions, and much more. These “embedded microprocessors” (so called because they’re embedded into another product) are far more ubiquitous than the chips inside personal computers. This is the market that our technology serves.

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

Pursuant to the Commercialization Agreement, PDS granted to TPL the exclusive right to grant licenses and sub-licenses of the Microprocessor Patents and to pursue claims against violators of the Microprocessor Patents, in each case, on behalf of PDS, us, TPL and Moore, and TPL agreed to use reasonable best efforts to commercialize the Microprocessor Patents in accordance with a mutually agreed business plan. Pursuant to the Commercialization Agreement, PDS agreed to a reimbursement policy with regard to TPL’s expenses incurred in connection with the commercialization of the Microprocessor Patents. All proceeds generated by TPL in connection with the commercialization of the Microprocessor Patents are paid directly to PDS. From the inception of the Commercialization Agreement to May 31, 2012, gross license revenues to PDS totaled $288,952,535.

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

On July 11, 2012, we entered into a Licensing Program Services Agreement (the “Program Agreement”) with PDS, TPL, and Alliacense Limited, LLC (“Alliacense”, an affiliate of TPL) creating an amendment to the Commercialization Agreement, and an Agreement (the “TPL Agreement”) with TPL. Pursuant to the Program Agreement, PDS engaged Alliacense to negotiate MMP portfolio licenses and to pursue claims against violators of the MMP portfolio on behalf of PDS, TPL, and the Company. The Program Agreement continues through the useful life of the MMP portfolio patents. Pursuant to the TPL Agreement, we and TPL agreed to certain allocations of obligations in connection with the engagement of Alliacense.

On July 17, 2012, we entered into an Agreement with PDS, TPL, and Alliacense whereby we agreed to certain additional allocations of obligations relating to the Program Agreement.

The July 2012 agreements paved the way for an aggressive litigation strategy subsequently initiated on July 24, 2012 whereby we, TPL, and PDS filed parallel actions with the U.S. International Trade Commission (“ITC”) and in U.S. District Court against multiple companies alleged to be infringers of the MMP portfolio. We believe that the significant investment in legal effort and costs incurred to date at PDS, in addition to this expanded litigation strategy, is necessary for the protection of our interests in the MMP portfolio and its future success.

During February 2007, we acquired the preferred stock of Holocom, a company that develops and manufactures network-security hardware to government, military, and other high-security facilities. Our management has determined that the inability of Holocom to meet its business plan, raise capital, and the general economic environment are indicators of impairment on our investment. Accordingly, at May 31, 2010, we wrote-off our investment in the preferred stock of Holocom, amounting to a $435,182 write-off. We continue to hold 100% of the preferred stock in Holocom.

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

We have five unexpired U.S. patents issued dating back to 1989 on our microprocessor technology. We have one unexpired microprocessor technology patent issued in two European countries and one unexpired patent issued in Japan. These patents in the U.S and overseas are currently set to expire between 2013 and 2016. We may file additional applications under international treaties depending on an evaluation of the costs and anticipated benefits that may be obtained by expanding possible patent coverage.

In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is important to compete effectively in the semiconductor industry. It may become necessary or desirable in the future for us to obtain patent and technology licenses from other companies relating to technology that may be employed in future products or processes. To date, we have not received notices of claimed infringement of patents based on our existing processes or products but, due to the nature of the industry, we may receive such claims in the future.

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

Products and Services

On April 30, 2012 substantially all of the assets of PDSG were sold in exchange for a royalty on PDSG revenues for a period of three years. Accordingly, our investment in the MMP portfolio represents virtually all of our business interests at this time.

Employees

At May 31, 2012, we have three employees. All employees are full time. We also engage consultants and part-time persons, as needed.

Our future success depends in significant part upon the continued services of our key personnel. The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain key employees. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. None of our employees are covered by key man life insurance policies.

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

We Have Reported Licensing Income In Prior Fiscal Years Which May Not Be Indicative Of Our Future Income.

We have entered into license agreements through our joint venture with TPL and have reported income from the joint venture for the fiscal years 2006 to 2011. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, potential adverse outcomes associated with the U. S. Patent and Trademark Office (“USPTO”) re-examinations, the litigation initiated by an inventor of the microprocessor portfolio with TPL, and the possible effect of new judicial interpretations of patent laws, we may not receive revenues from such agreements in the future consistent with amounts received in the past, and we may not receive future revenues from license agreements at all.

We Are Dependent Upon A Joint Venture In Which Our Role Is Of A Passive Nature For Substantially All Of Our Income.

In June 2005, we entered into a joint venture with TPL, which as a result of agreements entered into in June 2005 and July 2012, TPL and its affiliate Alliacense are responsible for the licensing and enforcement of our microprocessor patent portfolio. This joint venture has been the source of substantially all of our income since June 2005. Therefore, in light of the absence of significant revenue from other sources, we should be regarded as entirely dependent on the success or failure of the licensing and prosecution efforts of TPL and Alliacense on behalf of the joint venture, and the ability of TPL and Alliacense to obtain capital when necessary to fund their operations.

Our Joint Venture Is At Risk For Going Concern And An Inability To Meet Certain Obligations.

PDS, our joint venture with TPL, which received a going concern opinion in its May 31, 2012 and 2011 financial statements, has experienced significant declines in revenues while at the same time incurring significant legal costs associated with pending litigation with companies which we allege have infringed on our patent portfolio. Terms of the July 2012 licensing agreement with Alliacense will require TPL and us to fund PDS in the event PDS does not generate enough licensing revenue to cover the licensing and litigation support fees of Alliacense.

In December 2011, TPL engaged new counsel on behalf of PDS, and committed PDS to paying an initial retainer payable in monthly installments. The $200,000 that we contributed to PDS in December 2011 and the $150,000 that we and TPL each contributed in each of March 2012, April 2012 and May 2012 was used to pay the first, fourth, fifth and sixth installments of the retainer. The remaining balance of the retainer, as well as Alliacense’s license and litigation support fees, is anticipated to be funded by PDS from licensing revenues, which have declined over recent years to a point where PDS’ ability to make future payments is in substantial doubt unless licensing revenues substantially increases in the near term.

In the event that PDS does not have the funds to pay one or more of the aforementioned costs we and TPL must decide whether to contribute additional capital to PDS to fund such payments. The newly retained counsel will continue to represent the MMP portfolio in the original Northern California cases, as well as in additional actions filed in U.S. District Court and in actions filed with the ITC.

Adverse Changes In The Financial Condition Of Our Joint Venture Partner, TPL Or Its Affiliate, Could Have A Significant And Adverse Effect On Us.

While we are not privy to the financial condition of our joint venture partner, TPL or its affiliate, Alliacense, several factors could have a negative effect on TPL’s or Alliacense’s financial condition, such as the continued decline in MMP Portfolio license revenue and increased MMP Portfolio related litigation costs. Additionally, the adverse outcome of known current contract litigation against TPL and other factors to which we are not privy while not impacting us directly, may impact us indirectly to the extent the licensing program is negatively affected. In the event that one or more of the foregoing adversely affects TPL’s or Alliacense’s financial condition, TPL and or Alliacense’s ability to continue to aggressively pursue the licensing of the MMP Portfolio on behalf of PDS could be severely impacted which would in turn adversely affect our revenue and cash flow.

A Successful Challenge To Our Intellectual Property Rights Could Have A Significant And Adverse Effect On Us.

A successful challenge to our ownership of our technology or the proprietary nature of our intellectual property could materially damage our business prospects. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. With respect to our core technologies, we currently have seven U.S. patents five of which are unexpired, one European patent, and one Japanese patent issued. Any issued patent may be challenged and invalidated. Patents may not be issued for any of our pending applications. Any claims allowed from existing or pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents.

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

We have been named as co-defendants in multiple lawsuits regarding the MMP Portfolio. See footnote 9 to our consolidated financial statements and Part I, Item 3. “Legal Proceedings” in this Report on Form 10-K for more information.

In the event that one or more of these lawsuits regarding the MMP Portfolio are not resolved in our favor, such outcome (or lack of an outcome) could weaken the MMP Portfolio which would have a negative affect on PDS' ability to procure future license revenues and, therefore, adversely affect PDS' and our cash flows.

Disruptions In The Debt And Equity Markets Will Have An Adverse Affect On Our Ability To Obtain Funding.

The debt and equity markets have been experiencing volatility and disruption for several years. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk, and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding. The cost of accessing the credit markets has increased as many lenders and institutional investors have enacted tighter lending standards and reduced or ceased to provide funding to borrowers. Adverse changes in the economy could limit our ability to obtain financing from debt or equity sources or could adversely affect the terms on which we may be able to obtain any such financing for our operating activities See Part II – Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Liquidity.” in this report on Form 10-K for more information.

Unstable Market And Economic Conditions May Have Serious Adverse Consequences On Our Business.

Our general business strategy may be adversely affected by the economic downturn and volatile business environment and continued unpredictable and unstable market conditions. A prolonged or profound economic downturn may result in adverse changes to our sales and pricing, which would harm our operating results. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our strategy, financial performance and stock price and could require us to delay or abandon plans. There is also a possibility that our stock price may decline further, due in part to the volatility of the stock market and the general economic downturn.

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

Exercise Of Options May Have A Dilutive Effect On Our Common Stock.

If the current per share market price of our Common Stock at the time of exercise of any stock options is in excess of the various exercise prices of such securities, exercise of such securities would have a dilutive effect on our Common Stock. As of May 31, 2012, holders of our outstanding exercisable options would receive 2,360,838 shares of our Common Stock, absent any cashless exercise, at a weighted average exercise price of $0.26 per share. Any additional financing that we secure likely will require that we grant rights senior to those of our Common Stock which may result in dilution of the existing ownership interests of our common stockholders.

We May Issue Preferred Stock, And The Terms Of Such Preferred Stock May Reduce The Value Of Our Common Stock.

We are authorized to issue up to a total of 5,000,000 shares of preferred stock in one or more series. Our Board of Directors may determine whether to issue shares of preferred stock without further action by holders of our Common Stock. If we issue shares of preferred stock, it could affect the rights or reduce the value of our Common Stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. If we seek capital for our business, such capital may be raised through the issuance of preferred stock.

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

Our Future Success Depends In Significant Part Upon The Continued Services Of Key Personnel.

Our future success depends in significant part upon the continued services of our key personnel. The competition for highly qualified personnel is intense, and we may not be able to retain our key employees or attract and retain additional highly qualified personnel in the future. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. None of our employees are covered by key man life insurance policies.

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

The Acer case seeks declaratory relief that its products do not infringe enforceable claims of the '336, ‘749, '148, and '890 patents. The HTC case similarly seeks declaratory relief that its products do not infringe enforceable claims of those patents. We allege counterclaims for patent infringement of the '336, '749, '148 and '890 patents against Acer and HTC.

On December 1, 2008, we, TPL and Alliacense, Ltd. were named as defendants in a lawsuit filed in the United States District Court for the Northern District of California by Barco, N.V. The Barco case seeks declaratory relief that its products do not infringe enforceable claims of the '749, '890 and '336 patents. We allege counterclaims for patent infringement of the '749, '890 and '336 patents.

A claim construction hearing was conducted on January 27, 2012 in all three matters. The Court issued a partial ruling on June 12, 2012, upholding our construction of most claims terms at issue. The ruling requested further briefing from the parties on several terms. We expect that briefing to be completed in summer 2012, but we do not know when the remaining portion of the claim construction ruling may be issued by the Court.

On July 24, 2012 complaints were filed on behalf of PTSC, TPL, and PDS with the ITC alleging infringement of the ‘336 patent, and in U.S. District Court for the Northern District of California alleging infringement of the ‘749, ‘890 and ‘336 patents.  The ITC complaint names Acer Inc., Amazon.com Inc., Barnes & Noble Inc., Garmin Ltd., HTC Corporation, Huawei Technologies Co. Ltd., Kyocera Corporation, LG Electronics, Nintendo Co. Ltd., Novatel Wireless Inc., Samsung Electronics Co. Ltd., Sierra Wireless Inc., and ZTE Corporation.  The new district court complaints name all of those parties except Acer and HTC, which are already in litigation with PTSC and TPL regarding infringement of the '749, '890 and '336 patents in the Northern District of California.  The new actions seek:  (1) an ITC Exclusion Order prohibiting the importation of unlicensed products; (2) damages for past infringement; and, (3) the pursuit of injunctions in both the U.S. District Court and the ITC barring the sale of infringing products in the United States in the future.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently listed for trading in the OTCQB operated by OTC Markets, Inc. under the symbol PTSC. Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for our shares has been sporadic and at times very limited.

The following table sets forth the high and low closing bid quotations for our Common Stock for the fiscal years ended May 31, 2012 and 2011.

	BID QUOTATIONS
	HIGH	LOW
Fiscal Year Ended May 31, 2012
First Quarter	$0.09	$0.05
Second Quarter	$0.09	$0.04
Third Quarter	$0.20	$0.05
Fourth Quarter	$0.17	$0.09

Fiscal Year Ended May 31, 2011
First Quarter	$0.21	$0.08
Second Quarter	$0.14	$0.09
Third Quarter	$0.14	$0.08
Fourth Quarter	$0.13	$0.08

On August 15, 2012 the closing price of our stock was $0.14 and we had approximately 685 stockholders of record. Because most of our Common Stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy

On February 22, 2007, our Board of Directors adopted a semi-annual dividend payment policy, subject to determination by our Board of Directors in light of our financial condition, other possible applications of our available resources, and relevant business considerations. We paid no dividends during the fiscal years ended May 31, 2012 and 2011.

Equity Compensation Plan Information

Our stockholders previously approved each of our 2003 and 2006 Stock Option Plans. The following table sets forth certain information concerning aggregate stock options authorized for issuance under our 2003 and 2006 Stock Option Plans as of May 31, 2012. For a narrative description of the material features of the plans, refer to footnote 7 of our consolidated financial statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,360,838	$0.26	11,237,566

The number of securities available for future issuance under our stock option plans is as follows at May 31, 2012: 2003 Stock Option Plan 3,473,404 shares, 2006 Stock Option Plan 7,764,162 shares.

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On April 28, 2006 our Board of Directors authorized a stock repurchase program. We commenced the program in July 2006 and plan to repurchase outstanding shares of our Common Stock on the open market from time to time. We repurchased Common Stock during the fourth quarter of fiscal year 2012 using available cash resources as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
March 1 - 31, 2012	–	$–	–
April 1 - 30, 2012	132,225	$0.11	132,225
May 1 - 31, 2012	80,000	$0.10	80,000
Total	212,225	$0.11	212,225

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

In June 2005, we entered into a series of agreements with TPL and others to facilitate the pursuit of unlicensed users of our intellectual property. In October 2011 we settled litigation with TPL that was initiated by us over matters related to the management of the MMP Portfolio. In July 2012 we entered into additional agreements with TPL, PDS and the TPL affiliate Alliacense in furtherance of the management and commercialization of the MMP Portfolio. The July 2012 agreements paved the way for an aggressive litigation strategy subsequently initiated on July 24, 2012 whereby Alliacense filed parallel actions with the ITC and in U.S. District Court against multiple companies alleged to be infringers of the MMP portfolio. We believe that the significant investment in legal effort and costs incurred to date at PDS, in addition to this expanded litigation strategy, is necessary for the protection of our interests in the MMP portfolio and its future success. We intend to continue our joint venture with TPL to pursue license agreements with unlicensed users of our technology. We believe that continuing to work through TPL and its affiliate Alliacense, as compared to pursuing other alternatives, including creating and using our own licensing team for those activities, avoids a competitive devaluation of our principal assets and is a prudent way to achieve the desired results as we seek to obtain fair value from users of our intellectual property.

On October 5, 2009, we announced a reorganization of PDSG. PDSG sold the Iameter assets and the Vigilys business line in January and August 2010, respectively. As a result of our reorganization and PDSG’s continued inability to meet its business plan, we incurred impairment charges for our intangibles and goodwill in the PDSG segment of our business. On July 28, 2011, PDSG announced new business initiatives including Software as a Service offerings aimed at providing alternative methods to generate new revenues. We continued to fund the day-to-day operating costs of PDSG through March 2012. On March 27, 2012 we entered into an interim agreement with the eventual purchaser of PDSG to fund the operations of PDSG until the sale was finalized on April 30, 2012, at which time substantially all of the assets of PDSG were sold. Our merger and acquisition activities have ceased since our October 2009 reorganization.

During fiscal 2011 and through the date of this filing we and TPL each contributed $1,236,750 to fund the working capital of PDS. We expect the contributions to continue in the future due to the working capital demands of PDS. Additionally, we had loaned TPL an aggregate of $1,950,000, evidenced by a secured note in the principal amount of $950,000 and an unsecured note in the principal amount of $1,000,000 intended to cover its operating costs including the furtherance of licensing our MMP Portfolio of microprocessor patents. At February 28, 2010, we reserved $1,013,151 against the unsecured $1,000,000 note receivable which included accrued interest. In April 2010, we filed suit against TPL for breach of contract regarding the $1,000,000 note non-payment. On July 15, 2010, we received $1,003,095 consisting of principal and accrued interest through July 15, 2010 on the $950,000 secured note. In January 2011, we settled the breach of contract action with respect to the $1,000,000 note and we received $1,098,903 consisting of principal and accrued interest on the unsecured note.

Cash shortfalls currently experienced by PDS will have an adverse effect on our liquidity. In December 2011, March 2012, April 2012 and May 2012 we contributed $200,000, $150,000, $150,000 and $150,000, respectively, in additional capital to PDS, in order to fund a portion of a legal retainer. To date we have determined that it is in the best interests of the MMP licensing program that we provide our 50% share of capital to provide for PDS expenses including legal retainer payments, as well as licensing and litigation support payments to Alliacense, in the event license revenues received by PDS are insufficient to meet these needs.

On August 15, 2012 PDS’ cash balance was $40,912. Management’s plans for the continued operation of PDS rely on the ability of Alliacense to obtain license agreements to cover the operational costs of PDS. PDS has experienced a decline in licensing revenues and has experienced an increase in legal costs due to the patent litigation actions currently in progress although as a result of the fee arrangement with current litigation counsel, we expect the legal costs of PDS to decrease substantially from 2012 levels. In the event that Alliacense cannot obtain license agreements to cover the operational costs of PDS, we and TPL must decide whether to fund PDS’ legal costs on a go forward basis.

In the event that we provide funding to PDS that is not reciprocated by TPL, which could result in our having a larger ownership percentage in PDS, we may determine that we have controlling financial interest in PDS, in which case, we would be required to consolidate PDS in our consolidated financial statements. If we determine that it is appropriate to consolidate PDS, we would measure the assets, liabilities and noncontrolling interests of PDS at their fair values at the date that we have the controlling financial interest.

The results of PDSG, which was previously reported as a separate business segment, is being presented as discontinued operations in the consolidated statements of operations for all periods presented.

Discontinued Operations and Assets Held for Sale

On February 17, 2012 our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows. In accordance with authoritative guidance we have classified the assets, liabilities, operations and cash flows of PDSG as discontinued operations for all periods presented. During March 2012, we entered into an interim agreement with the purchaser of the assets of PDSG which required the purchaser to pay PDSG $93,450 to subsidize the April 2012 expenses of PDSG during the sale transaction negotiations. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years. At May 31, 2012, the loss on the asset sale of PDSG is approximately $11,000.

Summarized operating results of discontinued operations for the fiscal years ended May 31, 2012 and 2011 are as follows:

	May 31, 2012	May 31, 2011
Revenues	$179,871	$468,678
Gross profit (loss)	$132,277	$(1,329,786)
Operating loss from discontinued operations	$(1,446,690)	$(3,888,358)
Other income from discontinued operations	$93,959	$60,763
Loss on sale of discontinued operations	$(10,988)	$–
Loss before income taxes	$(1,363,719)	$(3,827,595)
Loss from discontinued operations	$(1,363,719)	$(3,827,595)

The following table summarizes the carrying amount at May 31, 2012 and May 31, 2011 of the major classes of assets and liabilities of PDSG classified as discontinued operations:

	May 31, 2012	May 31, 2011
Current assets:
Accounts receivable	$–	$187,465
Work-in-process	–	30,581
Other current assets	7,273	39,975
	$7,273	$258,021
Long-lived assets:
Property and equipment, net	$–	$8,146
Other	42,000	80,768
	$42,000	$88,914

Current liabilities:
Accounts payable and accrued liabilities	$–	$165,322
Deferred revenue	–	50,502
	$–	$215,824
Non-current liabilities:
Other	$–	$3,240

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

We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. Our investments in marketable securities have been classified and accounted for as available-for-sale based on management’s investment intentions relating to these securities. Available-for-sale marketable securities are stated at fair market value. Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income (loss). We follow the authoritative guidance to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in fair value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.

2.	Investment in Affiliated Company

We have a 50% interest in PDS. We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statements of operations in the caption “Equity in earnings (loss) of affiliated company.” and also is adjusted by contributions to and distributions from PDS.

PDS recognizes revenue from technology license agreements at the time a contract is entered into, the license method is determined (paid-in-advance or on-going royalty), obligations under the license agreement are satisfied, and the realization of revenue is assured which is generally upon the receipt of the license proceeds. PDS may at times enter into license agreements whereby contingent revenues are recognized as one or more contractual milestones are met.

During the fiscal year ended May 31, 2012, our share of loss in PDS exceeds our investment in PDS by $740,824. Such amount has been recorded as “Cumulative losses in excess of investment in affiliated company” on our consolidated balance sheet at May 31, 2012, due to our and TPL’s intent to fund the working capital of PDS based on the July 2012 licensing contract with Alliacense. This is a change in our policy of accounting for PDS as since the quarter ended August 31, 2011 we had not been accounting for our losses in PDS as we did not intend to fund the cash requirements of PDS.

At May 31, 2012, our investment in PDS is presented as a liability pursuant to generally accepted accounting principles; however we review our investment in an affiliated company to determine whether events or changes in circumstances indicate that an asset carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near term prospects of the investee. If the decline in value is deemed to be other than temporary, we would recognize an impairment loss.

3.	Revenue Recognition

PDS recognizes revenue from technology license agreements at the time a contract is entered into, the license method is determined (paid-in-advance or on-going royalty), obligations under the license agreement are satisfied, and the realization of revenue is assured which is generally upon the receipt of the license proceeds. PDS may at times enter into license agreements whereby contingent revenues are recognized as one or more contractual milestones are met.

4.	Share-Based Compensation

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

5.	Income Taxes

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

6.	Assessment of Contingent Liabilities

We are involved in various legal matters and disputes claims which arise in the ordinary course of our business. We accrue for any estimated losses at the time when we can make a reliable estimate of such loss and it is probable that it has been incurred. By their very nature, contingencies are difficult to estimate. We continually evaluate information related to all contingencies to determine that the basis on which we have recorded our estimated exposure is appropriate.

RESULTS OF OPERATIONS

Comparison of fiscal 2012 and 2011

	May 31, 2012	May 31, 2011
Selling, general and administrative	$1,994,784	$2,550,666

Selling, general and administrative expenses decreased from approximately $2,551,000 for the fiscal year ended May 31, 2011 to approximately $1,995,000 for the fiscal year ended May 31, 2012. The decrease consisted primarily of approximately $300,000 in legal and accounting fees, approximately $140,000 in consulting fees and approximately $118,000 in board of directors fees due to less directors serving on the board. For the fiscal year ended May 31, 2011 approximately $56,000 of share-based compensation was recorded in connection with vesting of employee stock options.

	May 31, 2012	May 31, 2011
Other income (expense):
Interest and other income	$18,146	$108,483
Interest expense	–	(20,810)
Recovery of loan losses	–	1,013,151
Realized recovery (loss) on sale of marketable securities	347,452	(600,879)
Equity in earnings (loss) of affiliated company	(1,828,375)	600,460
Total other income (expense), net	$(1,462,777)	$1,100,405

Our other income and (expenses) for the fiscal year ended May 31, 2012 and 2011 included equity in the loss of PDS of approximately $1,828,000 for the fiscal year ended May 31, 2012 and equity in the earnings of PDS of approximately $600,000 for the fiscal year ended May 31, 2011. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the decline in licensing revenue and the continuing legal costs incurred by PDS in connection with the patent litigation. Included in interest and other income for the fiscal year ended May 31, 2012 is approximately $347,000 of recovery of our ARS which during the fiscal year ended May 31, 2011, we realized a loss net of partial par value redemptions of approximately $601,000 according to terms of our confidential settlement agreement with Deutsche Bank. In June 2012 we received $55,873 from Deutsche Bank relating to partial redemptions of auction rate securities occurring on June 1, 2012. Such amount is a recovery on the $600,879 realized loss on sale of marketable securities recognized during the fiscal year ended May 31, 2011. Through June 2012 we have received proceeds totaling $403,325 relating to the recovery of our fiscal 2011 realized loss. During January 2011, we settled our note litigation with TPL and recovered our note receivable balance including principal and interest of approximately $1,013,000. Accordingly, we reversed our allowance for loan loss at the settlement date.

	May 31, 2012	May 31, 2011
Loss from continuing operations before income taxes	$(3,457,561)	$(1,450,261)

Loss before income taxes increased from approximately $1,450,000 for fiscal year ended May 31, 2011 to approximately $3,458,000 for the fiscal year ended May 31, 2012 primarily due to: the decrease in selling, general and administrative expenses of approximately $556,000, the fiscal year 2012 equity loss in PDS, and the fiscal year 2011 recovery of loan losses.

Provision (benefit) for income taxes

During the fiscal year ended May 31, 2012, we recorded a benefit for income taxes related to federal and California taxes of approximately $900.

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

Results of Discontinued Operations

Comparison of fiscal 2012 and 2011

	May 31, 2012		May 31, 2011
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue:
License and service revenue	$179,871	100.0%	$468,678	100.0%

	May 31, 2012		May 31, 2011
	Dollars	% of Revenue	Dollars	% of Revenue
Cost of sales:
License and service revenue	47,594	26.5%	76,242	16.3%
Amortization of purchased intangibles	–	-%	252,593	53.9%
Impairment of purchased intangibles	–	-%	1,469,629	-%
Total cost of sales	47,594	26.5%	1,798,464	-%
Gross profit (loss)	$132,277	73.5%	$(1,329,786)	-%

Revenue consisting of software licenses and associated services relating to PDSG’s CDX product decreased from approximately $469,000 for the fiscal year ended May 31, 2011 to approximately $180,000 for the fiscal year ended May 31, 2012. The decrease was primarily due to PDSG’s failure to secure new contracts for software and services at a rate sufficient to replace concluding projects given that revenue agreements are one time contracts that vary in size and scope depending upon the requirements of the customer. Cost of sales includes the direct time of PDSG employees on each project. Included in cost of sales is approximately $253,000 of amortization expense on purchased intangible assets for the fiscal year ended May 31, 2011.

Management’s plan of restructuring on October 5, 2009 and the continuing inability of PDSG to meet its business plan were indicators of potential impairment on our intangible assets. Accordingly, during the fiscal year ended May 31, 2011, management determined that intangibles were impaired by approximately $1,470,000.

	May 31, 2012	May 31, 2011
Research and development	$688,599	$753,017

Research and development costs consist of PDSG’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of PDSG’s software product. The primary decreases in research and development costs for the fiscal year ended May 31, 2012 as compared to the fiscal year ended May 31, 2011 were approximately $13,000 in outside contractor costs due to completion of CDX4 and approximately $47,000 in salaries and related costs due to personnel reductions. For the fiscal years ended May 31, 2012 and 2011, approximately $1,500 and $2,000, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

	May 31, 2012	May 31, 2011
Selling, general and administrative	$890,368	$1,162,574

Selling, general and administrative expenses decreased from approximately $1,163,000 for the fiscal year ended May 31, 2011 to approximately $890,000 for the fiscal year ended May 31, 2012, due to the reduction in personnel cost and expense due to the discontinued operations and asset sale of PDSG in April 2012 and the agreement between PDSG and the purchaser requiring the purchaser to pay the operating costs of PDSG during April 2012. For fiscal years ended May 31, 2012 and 2011, approximately $15,000 and $18,000, respectively, of share-based compensation was recorded in connection with vesting of employee stock options.

	May 31, 2012	May 31, 2011
Impairment of goodwill	$–	$642,981

Management’s plan of restructuring on October 5, 2009 and the continuing inability of PDSG to meet its business plan were indicators of potential impairment on our goodwill. Accordingly, during the fiscal year ended May 31, 2011 management determined that goodwill was impaired by approximately $643,000.

	May 31, 2012	May 31, 2011
Operating loss	$(1,446,690)	$(3,888,358)

Operating loss decreased from approximately $3,888,000 for the fiscal year ended May 31, 2011 to approximately $1,447,000 for the fiscal year ended May 31, 2012 primarily due to the impairments of goodwill and intangibles in the prior fiscal year.

	May 31, 2012	May 31, 2011
Other income (expense):
Interest and other income	$93,959	$763
Gain on sale of Vigilys business line	–	60,000
Loss on sale of company	(10,988)	–
Total other income, net	$82,971	$60,763

Other income increased for the fiscal year ended May 31, 2012 as compared to the fiscal year ended May 31, 2011 due to the reimbursement of April 2012 operating expenses agreed upon by the purchaser of substantially all of the assets of PDSG.

	May 31, 2012	May 31, 2011
Loss before income taxes	$(1,363,719)	$(3,827,595)

Loss before income taxes decreased from approximately $3,828,000 for the fiscal year ended May 31, 2011 to approximately $1,364,000 for the fiscal year ended May 31, 2012 primarily due to the impairments of goodwill and intangibles taken in the prior fiscal year.

Net loss from discontinued operations

We recorded a loss from discontinued operations, net for the fiscal years ended May 31, 2012 and 2011 of $1,363,719 and $3,827,595 respectively.

Net loss

We recorded a net loss for the fiscal years ended May 31, 2012 and 2011 of $4,820,405 and $11,515,390, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash and short-term marketable securities balances decreased from approximately $10,661,000 as of May 31, 2011 to approximately $7,606,000 as of May 31, 2012. We also have a restricted cash balance amounting to approximately $21,000 as of May 31, 2012 and 2011. Total current assets decreased from approximately $12,196,000 as of May 31, 2011 to approximately $7,860,000 as of May 31, 2012. Total current liabilities amounted to approximately $307,000 and approximately $576,000 as of May 31, 2012 and May 31, 2011, respectively. The change in our working capital position as of May 31, 2012 as compared with May 31, 2011 results primarily from our funding of PDSG losses and capital contributions to PDS during fiscal 2012.

The cost of accessing the credit markets could be challenging as many lenders and institutional investors have enacted tighter lending standards and reduced or ceased to provide funding to borrowers. Credit sources if identified, could come at significant cost. Adverse changes in the economy could limit our ability to obtain financing from debt or equity sources or could adversely affect the terms on which we may be able to obtain any such financing.

Cash shortfalls currently experienced by PDS will have an adverse effect on our liquidity. In December 2011, March 2012, April and May 2012 we contributed $200,000, $150,000, $150,000 and $150,000, respectively, in additional capital to PDS, in order to fund a portion of a legal retainer. TPL satisfied its December 2011 capital contribution via an in-kind contribution by forfeiting amounts otherwise due it from PDS, and contributed cash to satisfy the March 2012, April 2012 and May 2012 capital funding. We may determine that it is in the best interests of the MMP licensing program that we provide our 50% share of capital to provide for PDS expenses including legal retainer payments, as well as licensing and litigation support payments to Alliacense, in the event license revenues received by PDS are insufficient to meet these needs..

We expect to fund our share of the PDS capital shortfalls in the event PDS does not generate enough licensing revenue to cover all of its expenses, including fees and costs owed to Alliacense pursuant to the July 2012 Program Agreement. In the event that we provide funding to PDS that is not reciprocated by TPL, which could result in our having a larger ownership percentage in PDS, we may determine that we have controlling financial interest in PDS, in which case, we would be required to consolidate PDS in our consolidated financial statements. If we determine that it is appropriate to consolidate PDS, we would measure the assets, liabilities and noncontrolling interests of PDS at their fair values at the date that we have the controlling financial interest.

Our current liquid cash resources as of May 31, 2012, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our primary significant source of cash generation. In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $7,606,280 at May 31, 2012.

Cash Flows From Operating Activities

Cash used in operating activities of continuing operations for the fiscal years ended May 31, 2012 and 2011 was approximately $2,040,000 and $2,819,000, respectively. The principal component of the current fiscal year was the net loss from continuing operations of approximately $3,457,000 offset by the non-cash equity in the loss of affiliated company of approximately $1,828,000. The principal components of the prior fiscal year are the prior year net loss from continuing operations, the recovery of loan loss, and the equity in earnings of affiliated company offset by: the realized loss on sale of marketable securities and the change in deferred taxes due to the valuation allowance recorded in the prior year.

Cash used in operating activities of discontinued operations was approximately $362,000 and $1,501,000 for fiscal years ended May 31, 2012 and 2011, respectively. The decrease in cash used in operating activities of discontinued operations for the current fiscal year is due to changes in the accounts receivable and income taxes payable accounts of approximately $187,000 and $907,000, respectively.

Cash Flows From Investing Activities

Cash used in investing activities of continuing operations for the fiscal year ended May 31, 2012 was approximately $1,228,000 as compared to cash provided by investing activities of continuing operations for the fiscal year ended May 31, 2011 of approximately $5,573,000. Cash activities for the current fiscal year were primarily attributable to purchases and sales of marketable securities and contributions to PDS of $650,000. Cash activities for the prior fiscal year were primarily attributable to purchases and sales of marketable securities and cash received for repayment of a note receivable. We also received distributions from PDS for the fiscal year ended May 31, 2011 of approximately $808,000.

Cash provided by investing activities of discontinued operations was approximately $125,000 for the fiscal year ended May 31, 2011 and related to repayment of a note receivable resulting from the sale of the assets of Verras Medical.

Cash Flows From Financing Activities

Cash used in financing activities for the fiscal years ended May 31, 2012 and 2011 was approximately $124,000 and $3,264,000, respectively. For the fiscal years ended May 31, 2012 and 2011, cash of approximately $124,000 and $138,000 was used to purchase our common stock for treasury. For the fiscal year ended May 31, 2011 cash of approximately $3,122,000 was used to repay our note with Wedbush.

Capital Resources

In December 2011, TPL engaged new litigation counsel on behalf of PDS, and committed PDS to paying an initial retainer payable in monthly installments. The $200,000 that we contributed to PDS in December 2011 and the $150,000, $150,000 and $150,000 that we and TPL each contributed in March 2012, April 2012 and May 2012 was used to pay the first, fourth, fifth and sixth installments of the retainer. The remaining balance of the retainer is anticipated to be funded by PDS from licensing revenues. In the event that PDS does not have the funds to pay one or more installments of the retainer, we expect that we and TPL will contribute additional capital to PDS to fund such installments. The newly retained counsel will continue the Northern California cases to trial after the claims construction hearing.

Our current liquid cash resources as of May 31, 2012, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our primary significant source of cash generation. In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $7,606,280 at May 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning June 1, 2012 and will result in a presentation change in our consolidated financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2012 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2012.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Director Qualifications – We believe that individuals who serve on our Board should possess the requisite education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and should have the highest ethical standards, a strong sense of professionalism and dedication to serving the interests of our stockholders. The following are qualifications, experience and skills for Board members which are important to our business:

—	Leadership Experience – We seek directors who demonstrate extraordinary leadership qualities. Strong leaders bring vision, diverse perspectives, and broad business insight to the company. They demonstrate practical management experience, skills for managing change, and knowledge of industries, geographies and risk management strategies relevant to the company.

—	Finance Experience – We believe that all directors should possess an understanding of finance and related reporting processes. We also seek directors who qualify as “audit committee financial experts” as defined in rules of the Securities and Exchange Commission for service on the Audit Committee.

—	Industry Experience – We seek directors who have relevant industry experience including: existing and new technologies, new or expanding businesses and a deep understanding of the company’s business environments.

The following table and biographical summaries set forth information, including principal occupation, business experience, other directorships and director qualifications concerning the members of our Board of Directors and our executive officer as of May 31, 2012. There is no blood or other familial relationship between or among our directors or executive officer.

NAME	AGE	POSITION and TERM
Carlton M. Johnson, Jr.	52	Director (since August 2001)
Gloria H. Felcyn	65	Director (since October 2002)
Clifford L. Flowers	54	Chief Financial Officer/Secretary (since September 17, 2007) Interim CEO (since October 5, 2009) Director (since January 19, 2011)

CARLTON M. JOHNSON, JR. Carlton Johnson has served as a director of the Company since 2001, and is Chairman of the Executive Committee of the Board of Directors. Mr. Johnson is in-house legal counsel for Roswell Capital Partners, LLC, a position he has held since June 1996. Mr. Johnson has been admitted to the practice of law in Alabama since 1986, Florida since 1982 and Georgia since 1997. He has been a shareholder in the Pensacola, Florida AV- rated law firm of Smith, Sauer, DeMaria Johnson and was President-Elect of the 500 member Escambia-Santa Rosa Bar Association. He also served on the Florida Bar Young Lawyers Division Board of Governors. Mr. Johnson earned a degree in History/Political Science at Auburn University and Juris Doctor at Samford University - Cumberland School of Law. Since 1999, Mr. Johnson has served on the board of directors of Peregrine Pharmaceuticals, Inc., a publicly held emerging bio-tech company, and currently serves as chairman of Peregrine’s board of directors. Mr. Johnson serves as chairman of Peregrine’s audit committee and is a member of Peregrine’s compensation and nominating committees. From May 2009 to March 2012, Mr. Johnson served on the board of directors of CryoPort, Inc. a publicly held company providing cost-efficient frozen shipping to biopharmaceutical and biotechnology industries. Mr. Johnson served as chairman of CryoPort’s compensation committee and as a member of its audit committee and nomination and governance committee. Since November 2009, Mr. Johnson has served on the board of directors of ECOtality, Inc. a leader in clean electric transportation and storage technologies. Mr. Johnson serves on the audit committee and compensation committee of ECOtality.

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

Board Leadership Structure

Our bylaws provide that the Chairman of the Board shall preside over all meetings of the Board of Directors. Our bylaws also state that the Chairman of the Board shall serve as the Chief Executive Officer unless determined otherwise by our Board. Since October 5, 2009 our Chief Financial Officer has served as our interim CEO and our Board has not appointed a Chairman of the Board. During meetings of our Board of Directors, Mr. Johnson, an independent director, acts as Chairman of the Board.

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

Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during fiscal year 2012.

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

The following table summarizes the compensation of the named executive officers for the fiscal years ended May 31, 2012 and 2011.  For fiscal 2012 and 2011, the named executive officers are our Chief Executive Officer and our Chief Financial Officer.

Summary Compensation Table

For Fiscal Years Ended May 31, 2012 and 2011

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($)(2)	All Other Compensation ($) (3)	Total Compensation ($)
Clifford L. Flowers, Interim	2012	$310,748	$125,500	$–	$10,398	$446,646
CEO and CFO

Clifford L. Flowers, Interim	2011	292,872	–	12,000	8,455	313,327
CEO and CFO

1.	Mr. Flowers was paid a $125,500 discretionary bonus during fiscal 2012 per his employment contract.

2.	Represents the aggregate grant date fair value of grants awarded in fiscal 2012 and 2011 computed in accordance with authoritative guidance issued by the Financial Accounting Standards Board.

3.	See the All Other Compensation Table below for details of the total amounts represented.

All Other Compensation Table

For Fiscal Years Ended May 31, 2012 and 2011

Name and Principal Position	Year	401(k) Company Match ($)	Total ($)
Clifford L. Flowers, Interim	2012	$10,398	$10,398
CEO and CFO

Clifford L. Flowers, Interim	2011	8,455	8,455
CEO and CFO

The following table shows the number of shares covered by exercisable and un-exercisable options held by our named executive officers as of May 31, 2012.

 Outstanding Equity Awards

As of May 31, 2012

Name	Number of Securities Underlying Options (#)Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date
Clifford L. Flowers	750,000	(1)	–	0.45	9/17/2012
	150,000		–	0.10	6/3/2015

1.	On October 5, 2009, in connection with Mr. Flowers’ appointment as Interim CEO, the Compensation Committee authorized his unvested options to immediately vest.

Employment Contracts

In connection with Mr. Flowers’ appointment as Chief Financial Officer on September 17, 2007, we entered into an Employment Agreement (the “Flowers Agreement”) with Mr. Flowers for an initial 120-day term if not terminated pursuant to the Flowers Agreement, with an extension period of one year and on a day-to-day basis thereafter.  Pursuant to the Flowers Agreement, Mr. Flowers’ initial base salary was $225,000 per year and he is eligible to receive an annual merit bonus of up to 50% of his base salary, as determined in the sole discretion of the Board of Directors. Effective October 1, 2008, October 5, 2009 and December 15, 2011, Mr. Flowers’ base salary was increased to $231,750, $291,750 and $327,750, respectively.  Also pursuant to the Flowers Agreement and on the date of the Flowers Agreement, Mr. Flowers received a fully vested grant of non-qualified stock options to purchase 150,000 shares of our Common Stock and a grant of non-qualified stock options to purchase 600,000 shares of our Common Stock vesting over four years. Mr. Flowers’ right to exercise the foregoing stock options became fully vested on October 9, 2009, in connection with his appointment as Interim CEO. The Flowers Agreement also provides for Mr. Flowers to receive customary employee benefits, including health, life and disability insurance.

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

Director Compensation

As described more fully below, this table summarizes the annual cash compensation for our non-employee directors during the fiscal year ended May 31, 2012.

Director Compensation

For Fiscal Year Ended May 31, 2012

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)	All Other Compensation	Total Compensation ($)
Carlton M. Johnson, Jr.	$122,400	(1)	$–	–	$122,400
Gloria H. Felcyn	96,000	(2)	–	–	96,000

1.	Consists of $28,800 board fee, $36,000 Phoenix Digital Solutions, LLC management committee fee, $28,800 Compensation Committee Chair fee and $28,800 Executive Committee Chair fee.

2.	Consists of $28,800 board fee and $67,200 Audit Committee Chair fee.

At May 31, 2012, the aggregate number of options outstanding was:  Mr. Johnson – 250,000 shares and Ms. Felcyn – 250,000 shares.

Directors who are not our employees are compensated for their service as a director as shown in the table below:

Schedule of Director Fees

May 31, 2012

Compensation Item	Amount
Board	$28,800
Audit Committee Chair	67,200
Compensation Committee Chair	28,800
Executive Committee Chair	28,800
Phoenix Digital Solutions, LLC Management Committee Board Member	36,000

All retainers are paid in monthly installments.

Other

We reimburse all directors for travel and other necessary business expenses incurred in the performance of their services for us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 15, 2012, the stock ownership of each of our officers and directors, of all our officers and directors as a group, and of each person known to us to be a beneficial owner of 5% or more of our Common Stock. The number of shares of Common Stock outstanding as of August 15, 2012, was 405,575,249. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. Each individual’s address is 701 Palomar Airport Road, Suite 170, Carlsbad, California 92011-1045.

Name	Amount & Nature of Beneficial Ownership		Percent of Class
Gloria H. Felcyn, CPA	1,201,690	(1)	*
Carlton M. Johnson, Jr.	775,000	(2)	*
Clifford L. Flowers	900,000	(3)	*
All directors & officers as a group (3 persons)	2,876,690	(4)	0.71%

*Less than 1%

(1)	Includes 250,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 15, 2012.

(2)	Includes 250,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 15, 2012.

(3)	Represents shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 15, 2012.

(4)	Includes 1,400,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 15, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Directors, Executive Officers and Principal Stockholders

There were no transactions, or series of transactions during the fiscal year ended May 31, 2012, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $120,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater stockholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest other than as described below.

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

In addition, our independent auditor may not provide any services to our officers or Audit Committee members, including financial counseling or tax services.

Audit Fees

During the fiscal years ended May 31, 2012 and 2011, the aggregate fees billed by our principal accountants for professional services rendered for the audit of our annual financial statements, and reviews of quarterly financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings were $128,590 and $166,650, respectively.

Audit-Related Fees

None.

Tax Fees

During the fiscal years ended May 31, 2012 and 2011, the aggregate fees billed by our principal accountant for tax compliance, tax advice and tax planning rendered on our behalf were $15,650 and $13,708, respectively, which related to the preparation of federal and state income tax returns.

All Other Fees

Our principal accountant billed no other fees for the fiscal years ended May 31, 2012 and 2011, except as disclosed above.

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

1.

Financial Statements. The following consolidated financial statements and Report of Independent Registered Public Accounting Firm are included starting on page F-1 of this Report:

Patriot Scientific Corporation

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended May 31, 2012 and 2011

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the Years Ended May 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended May 31, 2012 and 2011

Notes to Consolidated Financial Statements

Phoenix Digital Solutions, LLC

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Balance Sheets as of May 31, 2012 and 2011

Statements of Operations for the Years Ended May 31, 2012 and 2011

Statement of Members’ Equity (Deficit) for the Years Ended May 31, 2012 and 2011

Statements of Cash Flows for the Years Ended May 31, 2012 and 2011

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
2.2

Assets Purchase Agreement and Plan of Reorganization dated June 22, 1994, among the Company, nanoTronics Corporation and Helmut Falk, incorporated by reference to Exhibit 10.4 to Form 8-K dated July 6, 1994 (Commission file No. 000-22182)

2.2.1

Amendment to Development Agreement dated April 23, 1996 between the Company and Sierra Systems, incorporated by reference to Exhibit 2.2.1 to Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed April 29, 1996 (Commission file No. 333-01765)

2.3

Form of Exchange Offer dated December 4, 1996 between the Company and certain shareholders of Metacomp, Inc., incorporated by reference to Exhibit 2.3 to Form 8-K filed January 9, 1997 (Commission file No. 000-22182)

2.4

Letter of Transmittal to Accompany Shares of Common Stock of Metacomp, Inc. Tendered Pursuant to the Exchange Offer Dated December 4, 1996, incorporated by reference to Exhibit 2.4 to Form 8-K filed January 9, 1997 (Commission file No. 000-22182)

2.5

Agreement and Plan of Merger dated August 4, 2008, among the Company, PTSC Acquisition 1 Corp, Crossflo Systems, Inc. and the Crossflo principal officers, incorporated by reference to Exhibit 99.1 to Form 8-K filed August 11, 2008 (Commission file No. 000-22182)

3.1

Original Articles of incorporation of the Company’s predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, (Commission file No. 33-23143-FW)

3.2

Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18, (Commission file No. 33-23143-FW)

3.3

Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 24, 1992, incorporated by reference to Exhibit 3.3 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.3.1

Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to Form 10-KSB for the fiscal year ended May 31, 1995 (Commission file No. 000-22182)

3.3.2

Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on June 24, 1997, incorporated by reference to Exhibit 3.3.2 to Form 10-KSB for the fiscal year ended May 31, 1997, filed July 18, 1997 (Commission file No. 000-22182)

3.3.3

Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 28, 2000, incorporated by reference to Exhibit 3.3.3 to Registration Statement on Form S-3 filed May 5, 2000 (Commission file No. 333-36418)

3.3.4

Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on May 6, 2002, incorporated by reference to Exhibit 3.3.4 to Form 10-Q for the quarterly period ended February 28, 2009, filed April 9, 2009 (Commission file No. 000-22182)

32

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

10.5	Form of Indemnification Agreement by and between the Company and the Board of Directors, incorporated by reference to Exhibit 10.6 to Form 10-K filed August 29, 2011 (Commission file No. 000-22182)
10.6

Licensing Program Services Agreement effective July 11, 2012 among Phoenix Digital Solutions, LLC, Alliacense Limited, LLC, Technology Properties Limited, LLC and the Company, incorporated by reference to Exhibit 10.7 to Form 8-K filed July 17, 2012 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement.)

10.7

Agreement effective July 11, 2012 between Technology Properties Limited, LLC and the Company, incorporated by reference to Exhibit 10.8 to Form 8-K filed July 17, 2012 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement.)

10.8

Agreement effective July 17, 2012 among Phoenix Digital Solutions, LLC, Alliacense Limited, LLC, Technology Properties Limited, LLC and the Company, incorporated by reference to Exhibit 10.9 to Form 8-K filed July 17, 2012 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement.)

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

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

** Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Patriot Scientific Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Patriot Scientific Corporation

We have audited the accompanying consolidated balance sheets of Patriot Scientific Corporation and subsidiaries (the "Company") as of May 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting for the years ended May 31, 2012 and 2011. Our audits for the years ended May 31, 2012 and 2011 included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion for the years ended May 31, 2012 and 2011. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patriot Scientific Corporation and subsidiaries as of May 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

August 29, 2012

Patriot Scientific Corporation

Consolidated Balance Sheets

May 31,	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$4,699,174	$8,453,665
Restricted cash and cash equivalents	20,913	20,809
Current portion of marketable securities	2,907,106	2,207,009
Accounts receivable – affiliated company	–	129,345
Prepaid income taxes	–	904,200
Prepaid expenses and other current assets	225,077	222,654
Current assets of discontinued operations	7,273	258,021
Total current assets	7,859,543	12,195,703

Marketable securities, net of current portion	229,045	–
Property and equipment, net	7,536	9,467
Other assets	–	3,036
Investment in affiliated company	–	300,283
Non-current assets of discontinued operations	42,000	88,914
Total assets	$8,138,124	$12,597,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$239,546	$305,846
Accrued expenses and other	64,643	53,907
Income tax payable	2,513	–
Current liabilities of discontinued operations	–	215,824
Total current liabilities	306,702	575,577

Cumulative losses in excess of investment in affiliated company	740,824	–
Non-current liabilities of discontinued operations	–	3,240
Total liabilities	1,047,526	578,817

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,167,618 shares issued and 405,735,958 shares outstanding at May 31, 2012 and 438,167,618 shares issued and 407,526,799 shares outstanding at May 31, 2011	4,381	4,381
Additional paid-in capital	77,330,935	77,314,301
Accumulated deficit	(55,897,464)	(51,077,059)
Common stock held in treasury, at cost – 32,431,660 shares at May 31, 2012 and 30,640,819 shares at May 31, 2011	(14,347,254)	(14,223,037)
Total stockholders’ equity	7,090,598	12,018,586
Total liabilities and stockholders’ equity	$8,138,124	$12,597,403

See accompanying notes to consolidated financial statements

Patriot Scientific Corporation

Consolidated Statements of Operations

Years Ended May 31,	2012	2011
Operating expenses:
Selling, general and administrative	$1,994,784	$2,550,666
Total operating expenses	1,994,784	2,550,666

Other income (expense):
Interest and other income	18,146	108,483
Interest expense	–	(20,810)
Recovery of loan losses	–	1,013,151
Realized recovery (loss) on marketable securities	347,452	(600,879)
Equity in earnings (loss) of affiliated company	(1,828,375)	600,460
Total other income (expense), net	(1,462,777)	1,100,405

Loss from continuing operations before income taxes	(3,457,561)	(1,450,261)

Provision (benefit) for income taxes	(875)	6,237,534

Loss from continuing operations	(3,456,686)	(7,687,795)

Loss from discontinued operations, net	(1,363,719)	(3,827,595)

Net loss	$(4,820,405)	$(11,515,390)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.01)	$(0.02)
Loss from discontinued operations	$–	$(0.01)
Net loss	$(0.01)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	403,626,888	405,252,953

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

	Common Stock		Additional			Accumulated Other
	Shares	Amounts	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Loss	Stockholders’ Equity	Comprehensive Loss
Balance, June 1, 2010	408,821,071	$4,381	$77,241,227	$(39,561,669)	$(14,085,015)	$(246,994)	$23,351,930
Share-based compensation	—	—	76,879	—	—		76,879
Tax effect of exercise of stock options		—	(3,805)	—	—	—	(3,805)
Purchase of common stock for treasury	(1,294,272)	—	—	—	(138,022)	—	(138,022)
Net loss		—	—	(11,515,390)	—	—	(11,515,390)	(11,515,390)
Reversal of unrealized loss due to recognition in current fiscal year		—	—	—	—	246,994	246,994	246,994
Total comprehensive loss								$(11,268,396)
Balance, May 31, 2011	407,526,799	4,381	77,314,301	(51,077,059)	(14,223,037)	—	12,018,586
Share-based compensation		—	16,634	—	—	—	16,634
Purchase of common stock for treasury	(1,790,841)	—	—	—	(124,217)	—	(124,217)
Net loss	—	—	—	(4,820,405)	—	—	(4,820,405)
Balance May 31, 2012	405,735,958	$4,381	$77,330,935	$(55,897,464)	$(14,347,254)	$—	$7,090,598

 See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation

Consolidated Statements of Cash Flows

Years Ended May 31,	2012	2011
Operating activities:
Net loss	$(4,820,405)	$(11,515,390)
Less: Net loss from discontinued operations	(1,363,719)	(3,827,595)
Net loss from continuing operations	(3,456,686)	(7,687,795)
Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Depreciation	3,191	9,366
Share-based compensation relating to issuance of stock options	–	56,379
Accrued interest income added to investments and notes receivable	(5,641)	(13,826)
Equity in (earnings) loss of affiliated company	1,828,375	(600,460)
Realized (recovery) loss on sale of marketable securities	(347,452)	600,879
Loss on sale of assets	736	1,719
Recovery of loan loss	–	(1,013,151)
Deferred income taxes	–	6,151,518
Changes in operating assets and liabilities:
Accounts receivable - affiliated company	(7,923)	(122,335)
Prepaid expenses and other current assets	613	(624)
Accounts payable, accrued expenses, and other	(55,564)	(290,960)
Income taxes payable	–	89,823
Net cash used in operating activities of continuing operations	(2,040,351)	(2,819,467)
Net cash used in operating activities of discontinued operations	(361,774)	(1,501,482)
Net cash used in operating activities	(2,402,125)	(4,320,949)

Investing activities:
Proceeds from sales of marketable securities	4,616,847	4,961,226
Purchases of marketable securities	(5,193,000)	(2,205,000)
Purchases of property and equipment	(1,996)	(6,803)
Repayment of note receivable	–	2,016,246
Investment in affiliated company	(650,000)	–
Distributions from affiliated company	–	807,806
Net cash (used in) provided by investing activities of continuing operations	(1,228,149)	5,573,475
Net cash provided by investing activities of discontinued operations	–	125,000
Net cash (used in) provided by investing activities	(1,228,149)	5,698,475

Financing activities:
Repurchase of common stock for treasury	(124,217)	(138,022)
Tax effect of expiration/cancellation/exercise of stock options	–	(3,805)
Payment on note payable	–	(3,122,144)
Net cash used in financing activities	(124,217)	(3,263,971)
Net decrease in cash and cash equivalents	(3,754,491)	(1,886,445)
Cash and cash equivalents, beginning of year	8,453,665	10,340,110
Cash and cash equivalents, end of year	$4,699,174	$8,453,665

Patriot Scientific Corporation

Consolidated Statements of Cash Flows, continued

Years Ended May 31,	2012	2011

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$–	$137,785
Cash receipts from income tax refunds	$907,588	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reversal of unrealized loss charged to other comprehensive income at May 31, 2010 adjusted for deferred tax benefit due to recognition of loss	$–	$(246,994)

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements

1. Organization and Business

Patriot Scientific Corporation (the “Company”, “PTSC”, “we”, “us”, or “our”), was organized under Delaware law on March 24, 1992 and is the successor by merger to Patriot Financial Corporation, a Colorado corporation, incorporated on June 10, 1987. In June 2005, we entered into a joint venture agreement with Technology Properties Limited, Inc. (“TPL”) to form Phoenix Digital Solutions, LLC (“PDS”). During February 2007, we acquired the preferred stock of Holocom, Inc. formerly known as Scripps Secured Data, Inc. (“Holocom”) a company located in San Diego, California that develops and manufactures network-security hardware to government, military, and other high-security facilities. In September 2008, we acquired Patriot Data Solutions Group, Inc. formerly known as Crossflo Systems, Inc. (“PDSG”) which engaged in data-sharing services and products primarily in the public safety/government sector. In January 2010, we sold the assets of Verras Medical, Inc. and in August 2010 we sold the Vigilys business line both formerly associated with PDSG. During April 2012, we sold substantially all of the assets of PDSG.

Through our joint venture PDS we pursue the commercialization of our patented microprocessor technologies through broad and open licensing and by litigating against those who may be infringing on our patents.

Reclassification

Certain amounts presented in the prior periods’ consolidated financial statements related to discontinued operations and recovery on marketable securities have been reclassified to conform to the current period’s presentation.

Liquidity and Management’s Plans

Cash shortfalls currently experienced by PDS will have an adverse effect on our liquidity. In December 2011, March 2012, April 2012 and May 2012 we contributed $200,000, $150,000, $150,000 and $150,000, respectively, in additional capital to PDS, in order to fund a portion of a legal retainer discussed below. TPL satisfied its December 2011 capital contribution via an in-kind contribution by forfeiting amounts otherwise due it from PDS, and contributed cash to satisfy the March 2012, April 2012 and May 2012 capital funding. We may determine that it is in the best interests of the MMP licensing program that we provide our 50% share of capital to provide for legal retainer payments in the event license revenues received by PDS are insufficient to meet these needs.

Our current liquid cash resources as of May 31, 2012, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $7,606,280 at May 31, 2012. In December 2011, TPL engaged new litigation counsel on behalf of PDS, and committed PDS to paying an initial retainer in the amount of $2,400,000, payable in monthly installments from December 2011 through August 2012. The $200,000, $150,000 and $150,000 that we contributed to PDS referred to above, was used to pay the first, half of the fourth, half of the fifth and half of the sixth, installments of such retainer. The remaining balance of the retainer will either be funded by PDS from licensing revenues or, in the event that PDS does not have the funds to pay one or more installments of the retainer, we expect that we and TPL will contribute additional capital to PDS to fund such installments. The newly retained counsel will continue the Northern California cases to trial after the claims construction hearing.

In the event that we provide funding to PDS that is not reciprocated by TPL, which could result in our having a larger ownership percentage in PDS, we may determine that we have controlling financial interest in PDS, in which case, we would be required to consolidate PDS in our consolidated financial statements. If we determine that it is appropriate to consolidate PDS, we would measure the assets, liabilities and noncontrolling interests of PDS at their fair values at the date that we have the controlling financial interest.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated balance sheets at May 31, 2012 and 2011 include our accounts and those of our wholly owned subsidiary PDSG which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

The consolidated statement of operations for the fiscal year ended May 31, 2012 includes our accounts, and those of our wholly owned subsidiary PDSG which includes Crossflo, and our inactive subsidiary Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

The consolidated statement of operations for the fiscal year ended May 31, 2011 includes our accounts, and those of our wholly owned subsidiary PDSG which includes Crossflo, the business line Vigilys (until August 2010) and our inactive subsidiary Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

PDSG is being presented as discontinued operations in the consolidated statements of operations for all periods presented. See “Discontinued Operations” below for additional information.

Discontinued Operations

On February 17, 2012 our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows. In accordance with authoritative guidance we have classified the assets, liabilities, operations and cash flows of PDSG as discontinued operations for all periods presented. During March 2012, we entered into an interim agreement with the purchaser of the assets of PDSG which required the purchaser to pay PDSG $93,450 to subsidize the April 2012 expenses of PDSG during the sale transaction negotiations. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years. At May 31, 2012, the loss on the asset sale of PDSG is approximately $11,000.

Summarized operating results of discontinued operations for the fiscal years ended May 31, 2012 and 2011 are as follows:

	May 31, 2012	May 31, 2011
Revenues	$179,871	$468,678
Gross profit (loss)	$132,277	$(1,329,786)
Operating loss from discontinued operations	$(1,446,690)	$(3,888,358)
Other income from discontinued operations	$93,959	$60,763
Loss on sale of discontinued operations	$(10,988)	$–
Loss before income taxes	$(1,363,719)	$(3,827,595)
Loss from discontinued operations	$(1,363,719)	$(3,827,595)

The following table summarizes the carrying amount at May 31, 2012 and 2011 of the major classes of assets and liabilities of PDSG classified as discontinued operations:

	May 31, 2012	May 31, 2011
Current assets:
Accounts receivable	$–	$187,465
Work-in-process	–	30,581
Other current assets	7,273	39,975
	$7,273	$258,021

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Discontinued Operations (continued)

	May 31, 2012	May 31, 2011

Long-lived assets:
Property and equipment, net	$–	$8,146
Other	42,000	80,768
	$42,000	$88,914

Current liabilities:
Accounts payable and accrued liabilities	$–	$165,322
Deferred revenue	–	50,502
	$–	$215,824

Non-current liabilities:
Other	$–	$3,240

Financial Instruments and Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, and investments in marketable securities.

At times, our balance of cash maintained with our bank may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured limit of $250,000. At May 31, 2012 and 2011, neither PTSC’s nor PDSG’s cash and cash equivalents balances subject to FDIC insurance exceeded the FDIC limit. At May 31, 2012 and 2011, PTSC’s cash and cash equivalents balance consisting of money market accounts not subject to FDIC insurance was $2,559,456 and $8,080,005, respectively. We limit our exposure of loss by maintaining our cash with financially stable financial institutions. When we have excess cash, our cash equivalents are placed in certificates of deposit and high quality money market accounts with major financial institutions. We believe this investment policy limits our exposure to concentrations of credit risk.

At May 31, 2012 and 2011, investments in marketable securities consist of certificates of deposit with maturities greater than three months. Each certificate of deposit is invested with a financial institution for $245,000 or less so as not to exceed the FDIC insurance limit.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts payable and accrued expenses. The carrying value of these financial instruments approximates fair value because of the immediate or short-term maturity of the instruments. The fair value of our cash equivalents and investments in marketable securities is determined based on quoted prices in active markets for identical assets or Level 1 inputs. We believe that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

Cash Equivalents, Restricted Cash, and Short-Term Marketable Securities

For purposes of balance sheet classification and the statements of cash flows, we consider all highly liquid investments acquired with a maturity of three months or less to be cash equivalents.

Restricted cash and cash equivalents at May 31, 2012 and 2011 consist of a savings account held as collateral for our corporate credit card account.

At May 31, 2012 and 2011 our short-term marketable securities in the amount of $2,907,106 and $2,207,009 consist of certificates of deposit with various financial institutions, with maturity dates of twelve months or less.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Investments in Marketable Securities

We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. Our investments in marketable securities have been classified and accounted for as available-for-sale based on management’s investment intentions relating to these securities. Available-for-sale marketable securities are stated at fair market value. Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income (loss). We follow the authoritative guidance to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in fair value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.

Property, Equipment and Depreciation

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years.  Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense when incurred.

Investments in Affiliated Companies

We have a 50% interest in PDS (see Note 5). As of the date of this filing, PDS is a variable interest entity (“VIE”) of which we are not the primary beneficiary and therefore we do not consolidate PDS’ financial statements with our own as we cannot direct the licensing activity of TPL on behalf of PDS.

This investment is accounted for using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee which is presented in the consolidated statements of operations in the caption “Equity in earnings (loss) of affiliated company” and also is adjusted by contributions to and distributions from PDS.

PDS recognizes revenue from technology license agreements at the time a contract is entered into, the license method is determined (paid-in-advance or on-going royalty), obligations under the license agreement are satisfied, and the realization of revenue is assured which is generally upon the receipt of the license proceeds. PDS may at times enter into license agreements whereby contingent revenues are recognized as one or more contractual milestones are met.

As of May 31, 2012, our share of loss in PDS exceeds our investment in PDS by $740,824. Such amount has been recorded as “Cumulative losses in excess of investment in affiliated company” on our consolidated balance sheet at May 31, 2012, due to our and TPL’s intent to fund the working capital requirements of PDS. This is a change in our policy of accounting for PDS as since the quarter ended August 31, 2011 we had not been accounting for our losses in PDS as we did not intend to fund the cash requirements of PDS.

We own 100% of the preferred stock of Holocom (see Note 5). Prior to impairment, this investment was accounted for at cost since we did not have the ability to exercise significant influence over the operating and financial policies of Holocom.

At May 31, 2012, our investment in PDS is presented as a liability pursuant to generally accepted accounting principles; however we review our investment in an affiliated company to determine whether events or changes in circumstances indicate that an asset carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near term prospects of the investee. If the decline in value is deemed to be other than temporary, we would recognize an impairment loss.

Treasury Stock

We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) as presented in the consolidated statements of stockholders’ equity includes unrealized gains and losses which are excluded from the consolidated statements of operations. For the fiscal year ended May 31, 2011 due to the settlement of our auction rate securities, we reversed the unrealized loss of $416,165 adjusted for deferred tax benefit of $169,171 as of August 31, 2010.

Revenue Recognition

PDS recognizes revenue from technology license agreements at the time a contract is entered into, the license method is determined (paid-in-advance or on-going royalty), obligations under the license agreement are satisfied, and the realization of revenue is assured which is generally upon the receipt of the license proceeds. PDS may at times enter into license agreements whereby contingent revenues are recognized as one or more contractual milestones are met.

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

Assessment of Contingent Liabilities

We are involved in various legal matters and disputes which arise in the ordinary course of our business. We accrue for any estimated losses at the time when we can make a reliable estimate of such loss and it is probable that it has been incurred. By their very nature, contingencies are difficult to estimate. We continually evaluate information related to all contingencies to determine that the basis on which we have recorded our estimated exposure is appropriate.

Net Loss Per Share

Basic net loss per share for continuing and discontinued operations includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share for continuing and discontinued operations reflect the potential dilution of securities that could share in the earnings of an entity.

At May 31, 2012 and 2011 potential common shares of 2,360,838 and 3,010,000, respectively, related to our outstanding options were not included in the calculation of diluted loss per share for continuing and discontinued operations as we recorded a loss. Had we reported net income for the years ended May 31, 2012 and 2011, an additional 0 and 755,000, respectively, shares of common stock would have been included in the calculation of diluted income per share for continuing and discontinued operations.

In connection with our acquisition of Crossflo, which is now a part of PDSG, we issued escrow shares that are contingent upon certain representations and warranties made by Crossflo at the time of the merger agreement (see Note 9). We exclude these escrow shares from the basic loss per share calculations and include the escrowed shares in the diluted loss per share calculations.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning June 1, 2012 and will result in a presentation change in our consolidated financial statements.

3. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash and cash equivalents at May 31, 2012 and 2011 consist of deposits in a savings account required to be held as collateral for our corporate credit card.

At May 31, 2012 and 2011, our current portion of marketable securities in the amount of $2,907,106 and $2,207,009, respectively, consists of the par value plus accrued interest of our time deposits. At May 31, 2012, our non-current portion of marketable securities in the amount of $229,045 consists of the par value plus accrued interest of time deposits. These marketable securities are classified as available for sale and are reported at fair market value.

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at May 31, 2012 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$77,745	$77,745	$–	$–
Money market funds	2,559,456	2,559,456	–	–
Certificates of deposit	2,061,973	2,061,973	–	–
Restricted cash	20,913	20,913	–	–
Marketable securities:
Short-term:
Certificates of deposit	2,907,106	2,907,106	–	–
Long-term:
Certificates of deposit	229,045	229,045	–	–
Total	$7,856,238	$7,856,238	$–	$–

		Fair Value Measurements at May 31, 2011 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$128,655	$128,655	$–	$–
Money market funds	8,080,005	8,080,005	–	–
Certificates of deposit	245,005	245,005	–	–
Restricted cash	20,809	20,809	–	–
Marketable securities:
Certificates of deposit	2,207,009	$2,207,009	–	–
Total	$10,681,483	$10,681,483	$–	$–

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

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

The following table summarizes the activity for auction rate securities for the fiscal year ended May 31, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Beginning balance, June 1, 2010	$5,133,835
Total realized/unrealized recovery (losses):
Included in earnings	(600,879)
Included in comprehensive income (loss)	416,165
Settlements	(350,000)
Settlements	(4,599,121)
Ending balance, May 31, 2011	$–

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. All unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other comprehensive income (loss).

Beginning in fiscal 2011, we purchased certificates of deposit with varying maturity dates greater than three months. The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2012:

	May 31, 2012
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$2,061,973	$–	$2,061,973
Due in one year or less	$2,907,106	$–	$2,907,106
Due in one year or more	$229,045	$–	$229,045

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2011:

	May 31, 2011
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$245,005	$–	$245,005
Due in one year or less	$2,207,009	$–	$2,207,009

4. Property and Equipment

Property and equipment consisted of the following at May 31, 2012 and 2011:

	2012	2011
Computer equipment and software	$28,658	$29,071
Furniture and fixtures	23,545	23,876
	52,203	52,947
Less: accumulated depreciation	(44,667)	(43,480)
Net property and equipment	$7,536	$9,467

Depreciation expense related to property and equipment was $3,191 and $9,366 for the years ended May 31, 2012 and 2011, respectively.

5. Investments in Affiliated Companies

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

We and TPL each own 50% of the membership interests of PDS, and each of us has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There has not been a third management committee member since May 2010, nor are there any current attempts to seek a replacement member. Pursuant to the LLC Agreement, we and TPL agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. As of May 31, 2012, there is no working capital reserve due to expenses in excess of license revenues in fiscal 2012. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. Since there is currently not a third member of the management committee, working capital contributions made to PDS require the approval of both management committee members.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Investments in Affiliated Companies (continued)

On December 14, 2011 we contributed $200,000 and TPL forfeited rights to $200,000 of special litigation support payments due it pursuant to the October 6, 2011 settlement agreement for an in-kind capital contribution of $200,000 in order to fund a portion of a retainer due to newly engaged counsel (see Note 1, Liquidity and Management’s Plans). On March 23, 2012, April 13, 2012, and May 15, 2012 we and TPL each contributed $150,000, $150,000, and $150,000 to PDS to fund a portion of a retainer due to such counsel. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement.

Pursuant to the Commercialization Agreement, PDS had committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by TPL on behalf of PDS. During the fiscal years ended May 31, 2012 and 2011, PDS expensed $2,000,000 and $2,500,000, respectively, pursuant to this commitment.

PDS reimburses TPL for payment of all legal and third-party expert fees and other related third-party costs and expenses, and certain internally generated costs as approved on August 17, 2009 and more fully described below. During the fiscal years ended May 31, 2012 and 2011, PDS expensed $5,563,594 and $6,833,992, respectively, to TPL pursuant to the agreement. This expense is recorded in the accompanying statements of operations presented below.

During the fiscal year ended May 31, 2012 PDS reversed approximately $491,000 of legal fees previously expensed and recorded as accounts payable to TPL as the statute of limitations had expired.

On April 12, 2010, we filed an action against TPL in San Diego Superior Court for breach of a promissory note of $1 million issued to us by TPL on January 12, 2010 and which became due and payable on February 28, 2010. On January 19, 2011, we settled the San Diego Superior Court action with TPL.

On April 22, 2010, we filed an action against TPL and Alliacense in Santa Clara Superior Court alleging claims for breach of contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and interference with contract, constructive fraud, for preliminary and permanent injunctions and for an accounting. The Action stemmed from TPL's notification of a license written in April 2010 which included a license of the MMP patents and other patents to use portfolios and technologies co-owned and potentially owned by TPL in the future. We objected to the amount of license consideration allocated to the MMP patent license as too low relative to the other license components. On October 6, 2011, we announced settlement of this action with TPL

On July 15, 2010, we received payment from PDS of $1,003,095 consisting of principal and interest through July 15, 2010 on our $950,000 secured note with TPL for which PDS was jointly and severally liable. This amount was recorded as a note receivable from TPL on PDS’ balance sheet on July 15, 2010. Due to TPL’s inability to pay the note, it was fully reserved for at July 15, 2010 and the allowance was recorded as “Reserve for loan loss and uncollectable receivable” on PDS’ statement of operations for the six months ended November 30, 2010. On January 19, 2011, pursuant to our settlement agreement with TPL, $1,048,903 consisting of principal and interest through January 2011 was applied against the March 1, 2010 and June 1, 2010 $500,000 quarterly expense amounts payable to TPL in accordance with the LLC Agreement for supporting efforts to secure licensing agreements and a portion of the fiscal 2010 special litigation support payments owed to TPL by PDS. PDS has paid TPL in cash for the September 1, 2010 and subsequent quarters’ expense amounts pursuant to the LLC Agreement for supporting efforts to secure licensing agreements.

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

On April 22, 2010, we filed an action against TPL in the Superior Court of Santa Clara County. We and TPL had been in negotiations to restructure our relationship. On October 6, 2011, we announced that we had settled this action. Pursuant to this executed settlement agreement with TPL, PDS agreed to pay TPL $172,000 for June 2011, and $86,000 per month thereafter until 60 days after the Markman hearing relating to TPL’s special work and effort regarding internal costs related to litigation support. Accordingly, PDS has recognized $946,000 through May 31, 2012 pursuant to the executed settlement agreement and this expense is recorded in the accompanying statements of operations presented below.

On July 11, 2012, we entered into a Licensing Program Services Agreement (the “Program Agreement”) with PDS, TPL, and Alliacense Limited, LLC (“Alliacense”, an affiliate of TPL), and an Agreement (the “TPL Agreement”) with TPL. Pursuant to the Program Agreement, PDS engaged Alliacense to negotiate MMP portfolio licenses and to pursue claims against violators of the MMP portfolio on behalf of PDS, TPL, and the Company. The Program Agreement continues through the useful life of the MMP portfolio patents. Pursuant to the TPL Agreement, we and TPL agreed to certain allocations of obligations in connection with the engagement of Alliacense.

On July 17, 2012, we entered into an Agreement with PDS, TPL, and Alliacense whereby we agreed to certain additional allocations of obligations relating to the Program Agreement.

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’ net loss during the fiscal year ended May 31, 2012 of $1,828,375 as a decrease in our investment and net income of $600,460 during the year ended May 31, 2011 as an increase in our investment. Cash distributions of $807,806 received from PDS during the year ended May 31, 2011 have been recorded as a reduction in our investment. We received no cash distributions from PDS during the fiscal year ended May 31, 2012. Cash contributions of $650,000 made during the fiscal year ended May 31, 2012 have been recorded as in increase in our investment. We have recorded our share of PDS’ net loss and net income as “Equity in earnings (loss) of affiliated company” in the accompanying consolidated statements of operations for the years ended May 31, 2012 and 2011, respectively.

During the fiscal year ended May 31, 2012 we accounted for an advance of $227,268 for legal services, which are reimbursable by PDS as equity in loss of PDS, under the equity method of accounting given that this amount remains unreimbursed at May 31, 2012. During the fiscal year ended May 31, 2012 we advanced PDS $10,000 for legal services and received $100,000 in payment on previous advances.

During the fiscal year ended May 31, 2012, our share of loss in PDS exceeds our investment in PDS by $740,824. Such amount has been recorded as “Cumulative losses in excess of investment in affiliated company” on our consolidated balance sheet at May 31, 2012, due to our and TPL’s intent to fund the working capital of PDS. This is a change in our policy of accounting for PDS as since the quarter ended August 31, 2011 we had not been accounting for our losses in PDS as we did not intend to fund the cash requirements of PDS.

During the years ended May 31, 2012 and 2011, TPL entered into licensing agreements with third parties, pursuant to which PDS recorded license revenues of approximately $4,029,000 and $11,090,000, respectively.

At May 31, 2012, PDS had accounts payable and accrued expense balances of approximately $1,948,000 and $137,000 to TPL and PTSC, respectively. At May 31, 2011, PDS had accounts payable balances of approximately $1,754,000 and $129,400 to TPL and PTSC, respectively.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Investments in Affiliated Companies (continued)

Variable Interest Entity Disclosures

At August 15, 2012, PDS’ cash and cash equivalents balance was $40,912.

We have contributed the $200,000 contribution we agreed to make in December 2011 and the March 2012, April 2012, and May 2012 contributions of $150,000, $150,000, and $150,000 as described above. In July and August 2012, we and TPL each contributed $50,000 and $536,750, respectively. In the event we, and not TPL, provide working capital funding to PDS we would consolidate PDS’ financial statements with our own as our ownership in PDS would be greater than 50%.

Our variable interest in PDS consists of 50% of PDS’ Members Equity (Deficit) of ($878,092) as well as the accounts payable balance due us of $137,268 for a total of $(1,015,360) at May 31, 2012. At May 31, 2012, we intend to continue to fund PDS consistent with our 50% joint venture ownership percentage.

The condensed balance sheets of PDS at May 31, 2012 and 2011 and statements of operations of PDS for the years ended May 31, 2012 and 2011 are as follows:

Balance Sheets

Assets:

	2012	2011
Cash and cash equivalents	$1,003,489	$1,895,653
Prepaid expenses	–	600,000
Total assets	$1,003,489	$2,495,653

Liabilities and Members’ Equity:

Related party payables and accrued expenses	$2,747,883	$1,883,296
LLC tax payable	11,790	11,790
Members’ equity (deficit)	(1,756,184)	600,567
Total liabilities and members’ equity	$1,003,489	$2,495,653

Statements of Operations

	2012	2011
License revenues	$4,029,300	$11,090,000
Operating expenses	7,673,461	9,922,580
Operating income (loss)	(3,644,161)	1,167,420
Interest and other income	–	46,091
Income (loss) before LLC taxes	(3,644,161)	1,213,511
Provision for LLC taxes	12,590	12,590
Net income (loss)	$(3,656,751)	$1,200,921

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

6. Accrued Expenses and Other

At May 31, 2012 and 2011, accrued expenses and other consisted of the following:

	2012	2011
Accrued lease obligation	$2,889	$4,008
Compensation and benefits	61,754	49,899
	$64,643	$53,907

7. Stockholders’ Equity

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market. The repurchase plan has no maximum number of shares and is solely at the discretion of the Board of Directors. The repurchase plan has no set expiration date.

The following table summarizes share repurchases during the years ended May 31, 2012 and 2011:

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

	2012	2011
Number of shares repurchased	1,790,841	1,294,272
Aggregate cost	$124,217	$138,022

Share-based Compensation Summary of Assumptions and Activity

The fair value of share-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the fiscal years ended May 31, 2012 and 2011 is based on the historical volatilities of our common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

	Year Ended May 31, 2012	Year Ended May 31, 2011

Expected term	*	5 yrs
Expected volatility	*	106%
Risk-free interest rate	*	2.17%

* No stock options were granted during the fiscal year ended May 31, 2012.

A summary of option activity as of May 31, 2012 and changes during the fiscal year then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2011	3,010,000	$0.33
Options granted	–	$–
Options exercised	–	$–
Options forfeited	(649,162)	$0.58
Options outstanding at May 31, 2012	2,360,838	$0.26	1.10	$308
Options vested and expected to vest at May 31, 2012	2,360,838	$0.26	1.10	$308
Options exercisable at May 31, 2012	2,360,838	$0.26	1.10	$308

The weighted average grant date fair value of options granted during the fiscal year ended May 31, 2011 was $0.08 per option.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

The aggregate intrinsic value in the table above represents the differences in market price at the close of the fiscal year ($0.10 per share on May 31, 2012) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.10) on May 31, 2012.

The following table summarizes employee and director stock-based compensation expense for PTSC and employee stock-based compensation expense for PDSG for the fiscal years ended May 31, 2012 and 2011, which was recorded as follows:

	Year Ended	Year Ended
	May 31, 2012	May 31, 2011
Research and development - PDSG	$1,541	$2,038
Selling, general and administrative expense - PDSG	15,093	18,462
Selling, general and administrative expense - PTSC	–	56,379
Total	$16,634	$76,879

2001 Stock Option Plan

The 2001 Stock Option Plan, which expired in February 2011, provided for the granting of options to purchase up to 3,000,000 shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2001 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). We made no grants under this plan during fiscal 2012 and 2011. As of May 31, 2012, options to purchase 125,000 shares of common stock are outstanding under the 2001 Stock Option Plan.

2003 Stock Option Plan

The 2003 Stock Option Plan, which expires in July 2013, provides for the granting of options to acquire up to 6,000,000 shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2003 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). There were no grants made under the 2003 Stock Option Plan during the fiscal years ended May 31, 2012 and 2011. As of May 31, 2012, there are no options outstanding under the 2003 Stock Option Plan.

2006 Stock Option Plan

The 2006 Stock Option Plan, as amended, which expires in March 2016, provides for the granting of options to acquire up to 10,000,000 shares, with a limit of 8,000,000 Incentive Stock Option (“ISO”) shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2006 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal year ended May 31, 2011, we granted options to purchase 650,000 shares of our common stock under this plan none of which were ISOs. There were no grants made under the 2006 Stock Option Plan during the fiscal year ended May 31, 2012. As of May 31, 2012, options to purchase 2,235,838 shares of common stock are outstanding under the 2006 Stock Option Plan.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes

The provision (benefit) for income taxes from continuing operations is as follows for the years ended May 31:

	2012	2011
Current:
Federal	$(4,075)	$(110,102)
State	3,200	(36,803)
Total current	(875)	(146,905)

Deferred:
Federal	(1,531,321)	(1,653,245)
State	(398,831)	(933,752)
Total deferred	(1,930,152)	(2,586,997)
Valuation allowance	1,930,152	8,971,436
Total provision (benefit)	$(875)	$6,237,534

During the fiscal year ended May 31, 2011, we determined that all of our deferred tax assets would not be realized in the future due to our continuing pre-tax and taxable losses. As a result of this determination we have placed a full valuation allowance against our deferred tax assets and increased our tax provision by approximately $8,971,000.

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended May 31:

	2012		2011

Statutory federal income tax rate	35.0%		35.0%
State income tax rate, net of Federal effect	-%		(13.8%	)
Change in tax rate	(1.0%	)	(1.0%	)
Stock option expense	(2.2%	)	(0.7%	)
Tax exempt interest	.2%		-%
Goodwill	-%		(4.1%	)
Other	.4%		(4.5%	)
Change in valuation allowance	(32.4%	)	(129.1%	)
Effective income tax rate	0.0%		(118.2%	)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets from continuing operations are as follows as of May 31:

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Income Taxes (continued)

	2012	2011
Current deferred tax assets (liabilities):
State taxes	$815	$49,287
Accrued expenses	24,949	72,031
Less: valuation allowance	(25,764)	(121,318)
Total net current deferred tax asset	–	–

Long-term deferred tax assets (liabilities):
Investment in affiliated company	536,480	(507,180)
Basis difference in property and equipment	(2,371)	5,905
Basis difference in intangibles	9,943	176,415
Stock based compensation expense	374,131	462,607
Impairment of note receivable	331,896	331,896
Deferred rent	–	5,721
Capital loss carryover	775,942	887,155
Net operating loss carryforwards	9,285,312	7,919,035
Credit carryover	107,017	111,090
Valuation allowance	(11,418,350)	(9,392,644)
Total net long-term deferred tax asset	–	–
Net deferred tax asset	$–	$–

We have federal and state net operating loss carryforwards available to offset future taxable income of approximately $21,038,000 and $24,123,000, respectively, at May 31, 2012. These carryforwards begin to expire in the years ending May 31, 2023 and 2013, respectively. The state of California has suspended NOL deductions for taxable years beginning in 2008 or 2009 for taxpayers with business income of $300,000 or more.

On June 1, 2007, we adopted authoritative guidance which defines criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of this guidance did not result in any cumulative effect adjustment to retained earnings. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of May 31, 2012, we are subject to U.S. Federal income tax examinations for the tax years May 31, 1995 through May 31, 2011, and we are subject to state and local income tax examinations for the tax years May 31, 2003 through May 31, 2011 due to the carryover of net operating losses related to PDSG from previous years.

The table below summarizes our liability relating to unrecognized tax benefits under the authoritative guidance for the fiscal years ended May 31, 2012 and 2011:

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Income Taxes (continued)

Balance at June 1, 2010	$6,588
Increase in unrecognized tax benefit liability	–
Decrease in unrecognized tax benefit liability	–
Accrual of interest related to unrecognized tax benefits	–
Balance at May 31, 2011	$6,588
Increase in unrecognized tax benefit liability	–
Decrease in unrecognized tax benefit liability	(4,075)
Accrual of interest related to unrecognized tax benefits	–
Balance at May 31, 2012	$2,513

Our liability relating to unrecognized tax benefits has been presented net of our prepaid income taxes on our consolidated balance sheet at May 31, 2012 and 2011.

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

The Acer case seeks declaratory relief that its products do not infringe enforceable claims of the '336, ‘749, '148, and '890 patents. The HTC case similarly seeks declaratory relief that its products do not infringe enforceable claims of those patents. We allege counterclaims for patent infringement of the '336, '749, '148 and '890 patents against Acer and HTC.

On December 1, 2008, we, TPL and Alliacense, Ltd. were named as defendants in a lawsuit filed in the United States District Court for the Northern District of California by Barco, N.V. The Barco case seeks declaratory relief that its products do not infringe enforceable claims of the '749, '890 and '336 patents. We allege counterclaims for patent infringement of the '749, '890 and '336 patents.

A claim construction hearing was conducted on January 27, 2012 in all three matters. The Court issued a partial ruling on June 12, 2012, upholding our construction of most claims terms at issue. The ruling requested further briefing from the parties on several terms. We expect that briefing to be completed in summer 2012, but we do not know when the remaining portion of the claim construction ruling may be issued by the Court.

On July 24, 2012 complaints were filed on behalf of PTSC, TPL, and PDS with the U.S. International Trade Commission (“ITC”) alleging infringement of the ‘336 patent, and in U.S. District Court for the Northern District of California alleging infringement of the ‘749, ‘890 and ‘336 patents.  The ITC complaint names Acer Inc., Amazon.com Inc., Barnes & Noble Inc., Garmin Ltd., HTC Corporation, Huawei Technologies Co. Ltd., Kyocera Corporation, LG Electronics, Nintendo Co. Ltd., Novatel Wireless Inc., Samsung Electronics Co. Ltd., Sierra Wireless Inc., and ZTE Corporation.  The new district court complaints name all of those parties except Acer and HTC, which are already in litigation with PTSC and TPL regarding infringement of the '749, '890 and '336 patents in the Northern District of California.  The new actions seek:  (1) an ITC Exclusion Order prohibiting the importation of unlicensed products; (2) damages for past infringement; and, (3) the pursuit of injunctions in both the U.S. District Court and the ITC barring the sale of infringing products in the United States in the future.

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

401(k) Plan

Patriot has and PDSG had retirement plans that comply with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plans. Prior to January 1, 2011 Patriot matched 50% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation. On January 1, 2011 Patriot implemented a Safe Harbor 401(k) retirement plan which requires Patriot to match 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Patriot’s participants vest 33% per year over a three year period in their matching contributions. Patriot’s matching contributions during the fiscal years ended May 31, 2012 and 2011 were $15,504 and $17,790, respectively. PDSG did not match participant voluntary contributions.

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Commitments and Contingencies (continued)

Guarantees and Indemnities

We have made certain guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party. We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware and California for PDSG. In connection with our facility lease, we have indemnified our lessor for certain claims arising from the use of the facility. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these guarantees and indemnities in the accompanying consolidated balance sheets.

Bonuses

During fiscal 2012 our Compensation Committee awarded our CFO a bonus of $125,500 which was paid during fiscal 2012.

During fiscal 2011, a retention bonus program was implemented to be paid to individuals who remain with PDSG until February 29, 2012. The projected liability for such bonuses was $90,000. This liability was being accrued ratably over the retention period. In November 2011, the retention bonus program was rescinded and replaced with an incentive bonus program for PDSG employees. Under the terms of the new bonus program the employees were eligible for a bonus if PDSG was acquired and the employees were retained by an acquirer or severance payments in the event PDSG employees were not retained by an acquirer. During fiscal 2012 we paid approximately $68,000 in severance payments and approximately $73,000 in incentive bonus payments due to PDSG employees under the November 2011 plan.

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Commitments and Contingencies (continued)

Operating Lease

We lease our facility through an operating lease that expires in December 2012. Rental expense is presented in the following table:

	Year Ended	Year Ended
	May 31, 2012	May 31, 2011
Rental expense	$35,279	$72,076

A summary of future minimum payments under our operating lease commitment as of May 31, 2012 is as follows:

Fiscal Year
2013	$21,253

10. Segment Information

Prior to the quarter ended February 29, 2012, we operated in two segments. PDSG was reflected as a separate reporting unit. On April 30, 2012 we sold substantially all of the assets of PDSG and we have classified PDSG as discontinued operations (see Note 1). As a result, we now operate in one segment.

11. Subsequent Events

During the period June 1, 2012 through August 15, 2012, we purchased 160,709 shares of our common stock at an aggregate cost of $14,256 pursuant to our stock buyback program.

On July 11, 2012, we entered into a Licensing Program Services Agreement (the “Program Agreement”) with PDS, TPL, and Alliacense, and an Agreement (the “TPL Agreement”) with TPL. Pursuant to the Program Agreement, PDS engaged Alliacense to negotiate MMP portfolio licenses and to pursue claims against violators of the MMP portfolio on behalf of PDS, TPL, and the Company. The Program Agreement continues through the useful life of the MMP portfolio patents. Pursuant to the TPL Agreement, we and TPL agreed to certain allocations of obligations in connection with the engagement of Alliacense.

On July 17, 2012, we entered into an Agreement with PDS, TPL, and Alliacense whereby we agreed to certain additional allocations of obligations relating to the Program Agreement.

On August 15, 2012, August 6, 2012, and July 20, 2012 we and TPL each contributed $86,750, $450,000, and $50,000, respectively, to PDS.

Phoenix Digital Solutions, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

Phoenix Digital Solutions, LLC

We have audited the accompanying balance sheets of Phoenix Digital Solutions, LLC (the "Company") as of May 31, 2012 and 2011, and the related statements of operations, members' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Phoenix Digital Solutions, LLC as of May 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has experienced a decline in license revenues and because of the uncertain nature of the negotiations that lead to license revenues, there is no assurance that the Company will receive any future revenues from license agreements, or if it does, that such license revenues in the future will be consistent with amounts received in the past. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

August 29, 2012

Phoenix Digital Solutions, LLC

Balance Sheets

May 31,	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$1,003,489	$1,895,653
Prepaid expenses	–	600,000
Total assets	$1,003,489	$2,495,653

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

Current liabilities:
Related party payables and accrued expenses	$2,747,883	$1,883,296
LLC tax payable	11,790	11,790

Total liabilities	2,759,673	1,895,086

Commitments and Contingencies

Members’ equity (deficit)	(1,756,184)	600,567

Total liabilities and members’ equity (deficit)	$1,003,489	$2,495,653

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Operations

Years Ended May 31,	2012	2011

License revenues	$4,029,300	$11,090,000

Operating expenses:
General and administrative	7,673,461	9,922,580
Operating income (loss)	(3,644,161)	1,167,420

Other income:
Interest and other income	–	46,091

Income (loss) before LLC taxes	(3,644,161)	1,213,511

Provision for LLC taxes	12,590	12,590

Net income (loss)	$(3,656,751)	$1,200,921

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Members’ Equity (Deficit)

Years Ended May 31, 2012 and 2011

Balance June 1, 2010	$1,015,258
Net income	1,200,921
Distributions	(1,615,612)
Balance May 31, 2011	600,567
Contributions	1,300,000
Net loss	(3,656,751)
Balance May 31, 2012	$(1,756,184)

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Cash Flows

Years Ended May 31,	2012	2011
Operating activities:
Net income (loss)	$(3,656,751)	$1,200,921
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Forgiveness of accounts payable	(491,124)	–
Changes in operating assets and liabilities:
Prepaid expenses	600,000	(575,000)
Licenses receivable	–	2,000,000
Related party payables and accrued expenses	1,555,711	105,412
Net cash (used in) provided by operating activities	(1,992,164)	2,731,333

Financing activities:
Contributions from members	1,100,000	–
Distributions to members	–	(1,615,612)
Net cash provided by (used in) financing activities	1,100,000	(1,615,612)
Net increase (decrease) in cash and cash equivalents	(892,164)	1,115,721
Cash and cash equivalents, beginning of year	1,895,653	779,932
Cash and cash equivalents, end of year	$1,003,489	$1,895,653

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$12,590	$12,590
Supplemental Disclosure of Non-Cash Financing Activities:
In-kind capital contribution	$200,000	$–

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Notes to Financial Statements

1. Organization and Business

Phoenix Digital Solutions, LLC (the “Company”) is a Delaware limited liability company organized on June 7, 2005. Through a commercialization agreement dated June 7, 2005 as amended in July 2012, the Company holds the rights to certain patents of its members. The Company receives license fees from license agreements entered into between licensees and a member of the Company and distributes license fee proceeds to its members.

Going Concern and Management’s Plans

The Company’s financial statements have been prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

During the years ended May 31, 2012 and 2011, the Company has experienced a decline in license revenues. At August 15, 2012, the Company’s cash and cash equivalents balance was $40,912. The ability of PDS to continue as a going concern is dependent on its ability to generate or obtain sufficient cash to meet its obligations on a timely basis. The Company will need to generate proceeds from new license agreements or obtain equity or debt financing to fund its planned operating expenses and working capital requirements for the foreseeable future. Currently, the Company has no commitments to obtain additional capital from sources outside of that which may be contributed by the members, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

The Company recognizes revenue from technology license agreements at the time a contract is entered into, the license method is determined (paid-in-advance or on-going royalty), obligations under the license agreement are satisfied, and the realization of revenue is assured which is generally upon the receipt of the license proceeds. The Company may at times enter into license agreements whereby contingent revenues are recognized as one or more contractual milestones are met.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

Financial Instruments and Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

Credit Risk

At May 31, 2012, the Company’s cash and cash equivalents balance consisting of its checking account balance over the FDIC insurance limit and its money market account not subject to FDIC insurance was $0.

At May 31, 2011, the Company’s cash and cash equivalents balance consisting of its checking account balance over the FDIC insurance limit and its money market account not subject to FDIC insurance was $2,349.

Legal Fees

For the years ended May 31, 2012 and 2011, one legal service provider accounted for $2,609,573 and $5,024,404, respectively, of legal costs associated with the litigation of the MMP patent portfolio.  For the year ended May 31, 2012 another legal service provide accounted for $2,474,072 of legal costs associated with the litigation of the MMP patent portfolio, this provider had no such costs for the year ended May 31, 2011. These amounts are included in general and administrative expense in the accompanying statements of operations.

Intellectual Property Rights

The Company relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently has five U.S. patents, one European patent, and one Japanese patent issued. A successful challenge to its ownership of the technology or the proprietary nature of the intellectual property would materially damage the Company’s business prospects. Any issued patent may be challenged and invalidated.

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, and certain of its accounts payable and accrued expenses. The carrying value of these financial instruments approximates fair value because of the immediate or short-term maturity of the instruments.

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

Fair Value of Financial Instruments (continued)

The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment or valuations by third party professionals. The three levels of inputs that the Company may use to measure fair value are:

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

The following tables detail the fair value measurements within the fair value hierarchy of the Company’s cash and cash equivalents:

Fair Value Measurements at May 31, 2012 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Cash	$1,003,489	$1,003,489	$–	$–

		Fair Value Measurements at May 31, 2011 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$1,893,304	$1,893,304	$–	$–
Money market funds	2,349	2,349	–	–
Total	$1,895,653	$1,895,653	$–	$–

4. Prepaid Expenses

At May 31, 2011 prepaid expenses consist of the June 1, 2011 $500,000 quarterly amount for supporting efforts to secure licensing agreements by TPL on behalf of PDS of which TPL requested early payment in May 2011 and a $100,000 retainer for the attorney that had been representing TPL in the HTC/Acer/Barco litigation.

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

Pursuant to the LLC Agreement, the members agreed to establish a working capital fund for the Company of $4,000,000, of which each member contributed $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. The members are obligated to fund future working capital requirements at the discretion of the management committee of the Company in order to maintain working capital of not more than $8,000,000. Neither member is required to contribute more than $2,000,000 in any fiscal year. During the fiscal year ended May 31, 2012 PTSC and TPL each contributed $650,000 to the Company for working capital requirements. No such contributions were made during the fiscal year ended May 31, 2011. Distributable cash and allocation of profits and losses are allocated to the members in the priority defined in the LLC Agreement.

On June 7, 2005, the Company entered into a Commercialization Agreement with TPL and PTSC. This Commercialization Agreement allows TPL to commercialize the patent portfolio by entering into settlement and/or license agreements, litigating in the name of TPL, PTSC, the Company and Charles Moore, and manage the use of the patent portfolio by third parties.

On July 11, 2012, the Company entered into a Licensing Program Services Agreement (the “Program Agreement”) with PTSC, TPL, and Alliacense Limited, LLC (“Alliacense”, an affiliate of TPL) creating an amendment to the Commercialization Agreement, and an Agreement (the “TPL Agreement”) between TPL and PTSC. Pursuant to the Program Agreement, the Company engaged Alliacense to negotiate MMP portfolio licenses and to pursue claims against violators of the MMP portfolio on behalf of the Company, TPL, and PTSC. The Program Agreement continues through the useful life of the MMP portfolio patents.

On July 17, 2012, the Company entered into an Agreement with PTSC, TPL, and Alliacense whereby the parties agreed to certain additional allocations of obligations relating to the Program Agreement.

Under terms of the Commercialization Agreement, the Company was required to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance) to TPL for TPL’s supporting efforts to secure licensing agreements for the Company. During the years ended May 31, 2012 and 2011, the Company expensed $2,000,000 and $2,500,000, respectively, pursuant to the agreement. The Company is also required to reimburse TPL for payment of all legal and third-party expert fess and other related third party costs and expenses. During the years ended May 31, 2012 and 2011, the Company expensed $5,563,594 and $6,833,992, respectively, pursuant to the agreement.

Member Litigation:

During April 2010, PTSC filed two separate actions against TPL in the Superior Courts of San Diego and Santa Clara counties. PTSC and TPL had been in negotiations to restructure their relationship. On January 19, 2011, PTSC settled the San Diego Superior Court action. In accordance with PTSC’s settlement agreement with TPL, the Company agreed to pay TPL an additional $750,000 pursuant to this agreement representing reimbursement of special litigation support costs incurred by TPL. Additionally, pursuant to PTSC’s January 19, 2011 settlement agreement with TPL, the Company agreed to pay TPL $67,000 per month from September 1, 2010 to April 30, 2011 relating to TPL’s special work and effort regarding internal costs related to litigation support and patent re-examinations.

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

Formation and Commercialization Agreement (continued)

On October 6, 2011, PTSC settled the Santa Clara action. Pursuant to the executed settlement agreement with TPL, the Company agreed to pay TPL $172,000 for June 2011, and $86,000 per month thereafter until 60 days after the Markman hearing relating to TPL’s special work and effort regarding internal costs related to litigation support. Accordingly, the Company has recognized $946,000 through May 31, 2012 pursuant to the executed settlement agreement.

All of the quarterly amounts described above related to these litigation matters are recorded in general and administrative expense for the years ended May 31, 2012 and 2011 in the accompanying statements of operations.

Member Financing Transactions:

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

6. Delinquent Accounts Payable

During the fiscal year ended May 31, 2012 the Company reversed approximately $491,000 of legal fees previously expensed and recorded as accounts payable to TPL as the statute of limitations had expired. This reversal is recorded as a reduction of legal expenses in general and administrative expense.

7. Commitments and Contingencies

Litigation

On April 22, 2010, PTSC filed an action against TPL and Alliacense in Santa Clara Superior Court alleging claims for breach of contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and interference with contract, constructive fraud, for preliminary and permanent injunctions and for an accounting. The Action stemmed from TPL's notification of a license written in April 2010 which included a license of the MMP patents and other patents to use portfolios and technologies co-owned and potentially owned by TPL in the future. PTSC objected to the amount of license consideration allocated to the MMP patent license as too low relative to the other license components. On October 6, 2011, PTSC announced settlement of this action with TPL (see Note 5).

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

Under the Commercialization Agreement, the Company and PTSC hold harmless TPL and its representatives with respect to all claims of any nature by or on behalf of the Company and PTSC related to the preparation, execution and delivery of duties and responsibilities under the Commercialization Agreement.

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

8. Related Party Transactions

During the fiscal year ended May 31, 2012 TPL contributed $450,000 in cash and forfeited rights to $200,000 of special litigation support payments due it for an in-kind capital contribution of $200,000 and PTSC contributed $650,000 to the Company for working capital obligations.

Per the Commercialization Agreement, the Company had committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of the Company) for supporting efforts to secure licensing agreements by TPL on behalf of the Company. During the fiscal years ended May 31, 2012 and 2011, the Company expensed $2,000,000 and $2,500,000, respectively, pursuant to this commitment.

During the fiscal years ended May 31, 2012 and 2011, the Company expensed $946,000 and $1,286,000 pursuant to various settlement agreements with TPL (see Note 5) for TPL’s special work and effort regarding internal costs related to litigation support and patent re-examinations.

During the fiscal years ended May 31, 2012 and 2011, the Company expensed $4,617,594 and $5,547,992, respectively, for reimbursement of legal and related fees incurred by TPL due to patent litigation.

During the fiscal years ended May 31, 2012 and 2011, the Company expensed $104,377 and $204,498, respectively, for reimbursement of legal and related fees incurred by PTSC due to patent litigation.

At May 31, 2012, the Company had accounts payable balances of approximately $1,948,000 and $137,000 to TPL and PTSC, respectively, for direct expenses incurred by TPL and PTSC.

At May 31, 2011, the Company had accounts payable balances of approximately $1,754,000 and $129,400 to TPL and PTSC, respectively, for direct expenses incurred by TPL and PTSC.

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

9. Subsequent Events

On July 11, 2012, the Company entered into a Licensing Program Services Agreement (the “Program Agreement”) with PTSC, TPL, and Alliacense. Pursuant to the Program Agreement, the Company engaged Alliacense to negotiate MMP portfolio licenses and to pursue claims against violators of the MMP portfolio on behalf of the Company, TPL, and PTSC. The Program Agreement continues through the useful life of the MMP portfolio patents.

On July 17, 2012, the Company entered into an Agreement with PTSC, TPL, and Alliacense whereby the parties agreed to certain additional allocations of obligations relating to the Program Agreement.

On August 15, 2012, August 6, 2012, and July 20, 2012 we and TPL each contributed $86,750, $450,000, and $50,000, respectively, to PDS.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 29, 2012	PATRIOT SCIENTIFIC CORPORATION

/S/ CLIFFORD L. FLOWERS

Clifford L. Flowers
Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)