Form 10-Q
period 2012-08-31
PATRIOT SCIENTIFIC CORP
filed 2012-10-15
CIK 836564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

On October 10, 2012, 405,300,843 shares of common stock, par value $0.00001 per share were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of August 31, 2012 (unaudited) and May 31, 2012	3
Condensed consolidated Statements of Operations for the three months ended August 31, 2012 and August 31, 2011 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the three months ended August 31, 2012 and August 31, 2011 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	6-19
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-29
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	29
ITEM 4. Controls and Procedures	29

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	30
ITEM 1A. Risk Factors	30
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
ITEM 3. Defaults Upon Senior Securities	31
ITEM 4. Mine Safety Disclosures	31
ITEM 5. Other Information	31
ITEM 6. Exhibits	31-33

SIGNATURES

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	August 31, 2012	May 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,424,934	$4,699,174
Restricted cash and cash equivalents	20,940	20,913
Current portion of marketable securities	2,111,070	2,907,106
Prepaid expenses and other current assets	175,985	225,077
Current assets of discontinued operations	2,017	7,273
Total current assets	6,734,946	7,859,543

Marketable securities, net of current portion	194,155	229,045
Property and equipment, net	7,409	7,536
Non-current assets of discontinued operations	42,000	42,000
Total assets	$6,978,510	$8,138,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,062	$239,546
Accrued expenses and other	52,298	64,643
Income taxes payable	5,078	2,513
Total current liabilities	83,438	306,702

Cumulative losses in excess of investment in affiliated company	711,142	740,824
Total liabilities	794,580	1,047,526

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,167,618 shares issued and 405,575,249 shares outstanding at August 31, 2012 and 438,167,618 shares issued and 405,735,958 shares outstanding at May 31, 2012	4,381	4,381
Additional paid-in capital	77,330,935	77,330,935
Accumulated deficit	(56,789,876)	(55,897,464)
Common stock held in treasury, at cost – 32,592,369 shares and 32,431,660 shares at August 31, 2012 and May 31, 2012, respectively	(14,361,510)	(14,347,254)
Total stockholders’ equity	6,183,930	7,090,598
Total liabilities and stockholders’ equity	$6,978,510	$8,138,124

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	August 31, 2012	August 31, 2011
Operating expenses:
Selling, general and administrative	$392,062	$472,085
Total operating expenses	392,062	472,085

Other income (expense):
Interest and other income	4,265	3,621
Realized recovery on marketable securities	55,873	39,005
Equity in loss of affiliated company	(557,068)	(300,283)
Total other expense, net	(496,930)	(257,657)

Loss from continuing operations before income taxes	(888,992)	(729,742)

Provision for income taxes	2,565	1,600

Loss from continuing operations	(891,557)	(731,342)

Loss from discontinued operations, net	(855)	(332,627)

Net loss	$(892,412)	$(1,063,969)

Basic and diluted loss per common share:
Loss from continuing operations	$–	$–
Loss from discontinued operations	$–	$–
Net loss	$–	$–

Weighted average number of common shares outstanding – basic and diluted	402,796,509	404,333,621

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	August 31, 2012	August 31, 2011

Operating activities:
Net loss	$(892,412)	$(1,063,969)
Less: Net loss from discontinued operations	(855)	(332,627)
	(891,557)	(731,342)
Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Depreciation	666	798
Accrued interest income added to investments	(2,438)	(2,357)
Equity in loss of affiliated company	557,068	300,283
Realized recovery on sale of marketable securities	(55,873)	(39,005)
Changes in operating assets and liabilities:
Receivable from affiliated company	–	(97,923)
Prepaid expenses and other current assets	49,092	54,203
Income taxes payable	2,565	401,641
Accounts payable and accrued expenses	(225,829)	(222,491)
Net cash used in operating activities of continuing operations	(566,306)	(336,193)
Net cash provided by (used in) operating activities of discontinued operations	4,401	(258,688)
Net cash used in operating activities	(561,905)	(594,881)

Investing activities:
Proceeds from sales of marketable securities	2,263,210	529,005
Purchases of marketable securities	(1,374,000)	(3,004,000)
Purchase of property and equipment	(539)	–
Investment in affiliated company	(586,750)	–
Net cash provided by (used in) investing activities	301,921	(2,474,995)

Financing activities:
Repurchase of common stock for treasury	(14,256)	(47,556)
Net cash used in financing activities	(14,256)	(47,556)

Net decrease in cash and cash equivalents	(274,240)	(3,117,432)
Cash and cash equivalents, beginning of period	4,699,174	8,453,665
Cash and cash equivalents, end of period	$4,424,934	$5,336,233

Supplemental Disclosure of Cash Flow Information:
Cash receipts from income tax refunds	$–	$400,042

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements of Patriot Scientific Corporation (the “Company”, “PTSC”, “Patriot”, “we”, “us” or “our”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Report on Form 10-K for our fiscal year ended May 31, 2012.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented. Operating results for the three month period ended August 31, 2012 are not necessarily indicative of the results that may be expected for the year ending May 31, 2013.

Subsequent events have been evaluated through the issuance date of these financial statements.

Basis of Consolidation

The condensed consolidated balance sheets at August 31, 2012 and May 31, 2012 include our accounts and those of our wholly owned subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated statement of operations for the three months ended August 31, 2012 and 2011 includes our accounts, and those of our wholly owned subsidiary PDSG which includes Crossflo, and our inactive subsidiary Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

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

Discontinued Operations and Assets Held for Sale

On February 17, 2012, our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows. In accordance with authoritative guidance we have classified the assets, liabilities, operations and cash flows of PDSG as discontinued operations for all periods presented. During March 2012, we entered into an interim agreement with the purchaser of the assets of PDSG which required the purchaser to pay PDSG $93,450 to subsidize the April 2012 expenses of PDSG during the sale transaction negotiations. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years. At August 31, 2012, the loss on the asset sale of PDSG is approximately $10,500.

Patriot Scientific Corporation Notes to Unaudited Condensed Consolidated Financial Statements

Discontinued Operations and Assets Held for Sale (continued)

Summarized operating results of discontinued operations for the three months ended August 31, 2012 and 2011 are as follows:

	August 31, 2012	August 31, 2011
Revenues	$–	$134,563
Gross profit (loss)	$–	$101,479
Operating loss from discontinued operations	$(1,387)	$(333,136)
Other income from discontinued operations	$–	$509
Gain on sale of discontinued operations	$532	$–
Loss before income taxes	$(855)	$(332,627)
Loss from discontinued operations	$(855)	$(332,627)

PDSG activity for the three months ended August 31, 2012 consists of operating expenses for: insurance, taxes and bank fees offset by PDSG royalty revenues.

The following table summarizes the carrying amount at August 31, 2012 and May 31, 2012 of the major classes of assets and liabilities of PDSG classified as discontinued operations:

	August 31, 2012	May 31, 2012
Current assets:
Other current assets	$2,017	$7,273
	$2,017	$7,273

Long-lived assets:
Other	$42,000	$42,000
	$42,000	$42,000

Liquidity and Management’s Plans

Cash shortfalls currently experienced by Phoenix Digital Solutions, LLC (“PDS”) will have an adverse effect on our liquidity. During fiscal 2012 we contributed $650,000 in additional capital to PDS, in order to fund a portion of a legal retainer. During the three months ended August 31, 2012 we and TPL each contributed $586,750 to fund the remaining portions of the legal retainer and the operations of PDS. We have determined that it is in the best interests of the MMP licensing program that we provide our 50% share of capital for the operating expenses of PDS as license revenues received by PDS are insufficient to meet these needs.

Our current liquid cash resources as of August 31, 2012, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $6,536,004 at August 31, 2012.

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

As of August 31, 2012 and May 31, 2012, our share of loss in PDS exceeds our investment in PDS by $711,142 and $740,824, respectively. Such amounts have been recorded as “Cumulative losses in excess of investment in affiliated company” on our condensed consolidated balance sheets at August 31, 2012 and May 31, 2012, due to our and TPL’s intent to fund the working capital requirements of PDS.

At August 31, 2012 and May 31, 2012, our investment in PDS is presented as a liability pursuant to accounting principles generally accepted in the U.S. In the event our investment in PDS was to reflect an asset balance, we would review our investment in an affiliated company to determine whether events or changes in circumstances indicate that an asset carrying amount may not be recoverable. The primary factors we would consider in our determination are the financial condition, operating performance and near term prospects of the investee. If the decline in value is deemed to be other than temporary, we would recognize an impairment loss.

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

At August 31, 2012 and 2011 potential common shares of 1,575,000 and 3,010,000, respectively, related to our outstanding options were not included in the calculation of diluted loss per share for continuing and discontinued operations as we recorded a loss. Had we reported net income for the three months ended August 31, 2012 and 2011, an additional 650,000 and 0, respectively, shares of common stock would have been included in the calculation of diluted income per share for continuing and discontinued operations.

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

We have determined that it was not more likely than not that all of our deferred tax assets will be realized in the future due to our continuing pre-tax and taxable losses. As a result of this determination we have placed a full valuation allowance against our deferred tax assets.

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

Restricted cash and cash equivalents at August 31, 2012 and May 31, 2012 consist of deposits in a savings account required to be held as collateral for our corporate credit card.

At August 31, 2012 and May 31, 2012, our current portion of marketable securities in the amount of $2,111,070 and $2,907,106, respectively, consists of the par value plus accrued interest of our time deposits. At August 31, 2012 and May 31, 2012, our non-current portion of marketable securities in the amount of $194,155 and $229,045, respectively, consists of the par value plus accrued interest of time deposits. These marketable securities are classified as available for sale and are reported at fair market value.

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

Patriot Scientific Corporation Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at August 31, 2012 Using
	Fair Value at August 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$301,059	$301,059	$–	$–
Money market funds	1,916,102	1,916,102	–	–
Certificates of deposit	2,207,773	2,207,773	–	–
Restricted cash	20,940	20,940	–	–
Marketable securities:
Short-term:
Certificates of deposit	2,111,070	2,111,070	–	–
Long-term:
Certificates of deposit	194,155	194,155	–	–
Total	$6,751,099	$6,751,099	$–	$–

		Fair Value Measurements at May 31, 2012 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$77,745	$77,745	$–	$–
Money market funds	2,559,456	2,559,456	–	–
Certificates of deposit	2,061,973	2,061,973	–	–
Restricted cash	20,913	20,913	–	–
Marketable securities:
Short-term:
Certificates of deposit	2,907,106	2,907,106	–	–
Long-term:
Certificates of deposit	229,045	229,045	–	–
Total	$7,856,238	$7,856,238	$–	$–

Beginning in fiscal 2011, we purchased certificates of deposit with varying maturity dates greater than three months. The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of August 31, 2012:

	August 31, 2012
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$2,207,773	$–	$2,207,773
Due in one year or less	$2,111,070	$–	$2,111,070
Due in one year or more	$194,155	$–	$194,155

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

We and TPL each own 50% of the membership interests of PDS, and each of us has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There has not been a third management committee member since May 2010, nor are there any current attempts to seek a replacement member. Pursuant to the LLC Agreement, we and TPL agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. Since there is currently not a third member of the management committee, working capital contributions made to PDS require the approval of both management committee members. During the three months ended August 31, 2012 we and TPL each contributed $586,750 to fund the remaining portions of the legal retainer and the operations of PDS. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement.

Pursuant to our June 7, 2005 agreement with PDS and TPL to license the MMP Portfolio (“Commercialization Agreement”), PDS had committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by TPL on behalf of PDS. During the three months ended August 31, 2012 and 2011, PDS expensed $185,000 and $500,000, respectively, pursuant to this commitment. These expenses are recorded in the accompanying PDS statements of operations presented below.

PDS reimburses TPL for payment of all legal and third-party expert fees and other related third-party costs and other expenses, although the majority of third-party costs are paid directly by PDS. During the three months ended August 31, 2012 and 2011, PDS expensed $117,877 and $1,635,516, respectively, pursuant to the agreement. As a result of the fee arrangement with current litigation counsel we expect the legal costs of

Patriot Scientific Corporation Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

PDS to decrease substantially from fiscal year end 2012 levels. These expenses are recorded in the accompanying PDS statements of operations presented below.

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

On July 17, 2012, we entered into an Agreement with PDS and TPL whereby we agreed to certain additional allocations of obligations relating to the Program Agreement.

Pursuant to the Program Agreement, PDS has committed to advance Alliacense a quarterly amount of $500,000 for supporting efforts to secure licensing agreements on behalf of PDS. These advances replace the quarterly amounts previously paid to TPL pursuant to the Commercialization Agreement. During the three months ended August 31, 2012 PDS expensed $315,000 pursuant to this commitment. This expense is recorded in the accompanying PDS statement of operations for the three months ended August 31, 2012 presented below. Certain terms of the Program Agreement and the TPL Agreement if enacted could provide for some reductions and/or limitations to the amount of the quarterly advances provided to Alliacense.

Pursuant to the Program Agreement PDS has committed to pay Alliacense fees relating to Alliacense’s special work and effort regarding internal costs related to MMP maintenance and litigation support including support for the complaints filed on behalf of TPL, PDS and us with the U.S. International Trade Commission (“ITC”) on July 24, 2012. During the three months ended August 31, 2012 PDS expensed $943,103 pursuant to this commitment. These expenses are recorded in the accompanying PDS statement of operations for the three months ended August 31, 2012 presented below.

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’ net loss during the three months ended August 31, 2012 and 2011 of $557,068 and $300,283, respectively, as a decrease in our investment. We received no cash distributions from PDS during the three months ended August 31, 2012 and 2011. During the fiscal year ended May 31, 2012 we accounted for an advance of $227,268 for legal services, which are reimbursable by PDS as equity in loss of PDS, under the equity method of accounting given that this amount remained unreimbursed at May 31, 2012. During the fiscal year ended May 31, 2012 we advanced PDS $10,000 for legal services and received $100,000 in payment on previous advances.

At August 31, 2012 and May 31, 2012, our share of loss in PDS exceeds our investment in PDS by $711,142 and $740,824, respectively. Such amounts have been recorded as “Cumulative losses in excess of investment in affiliated company” on our condensed consolidated balance sheets at August 31, 2012 and May 31, 2012, due to our and TPL’s intent to fund the working capital of PDS.

We have recorded our share of PDS’ net loss for the three months ended August 31, 2012 and 2011 as “Equity in loss of affiliated company” in the accompanying condensed consolidated statements of operations.

During the three months ended August 31, 2012 and 2011, TPL entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $450,000 and $512,300, respectively.

Patriot Scientific Corporation Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

At August 31, 2012, PDS had accounts payable balances of approximately $1,588,000 and $137,000 to TPL and PTSC, respectively. At May 31, 2012, PDS had accounts payable and accrued expense balances of approximately $1,948,000 and $137,000 to TPL and PTSC, respectively.

Variable Interest Entity Disclosures

At October 10, 2012, PDS’ cash and cash equivalents balance was $40,723.

In July and August 2012, we and TPL each contributed $50,000 and $536,750, respectively. In the event we, and not TPL, provide working capital funding to PDS we would consolidate PDS’ financial statements with our own as our ownership in PDS would be greater than 50%.

Our variable interest in PDS consists of 50% of PDS’ Members Deficit of ($848,410) as well as the accounts payable balance due us of $137,268 for a total of $(985,678) at August 31, 2012. At August 31, 2012, we intend to continue to fund PDS consistent with our 50% joint venture ownership percentage.

PDS’ balance sheets at August 31, 2012 and May 31, 2012 and statements of operations for the three months ended August 31, 2012 and 2011 are as follows:

Balance Sheets

ASSETS:

	August 31, 2012	May 31, 2012
	(Unaudited)	(Audited)
Cash and cash equivalents	$40,912	$1,003,489
Prepaid expenses	31,736	–
Total assets	$72,648	$1,003,489

LIABILITIES AND MEMBERS’ DEFICIT:

	August 31, 2012	May 31, 2012
	(Unaudited)	(Audited)
Related party payables and accrued expenses	$1,769,468	$2,747,883
LLC tax payable	–	11,790
Members’ deficit	(1,696,820)	(1,756,184)
Total liabilities and members’ deficit	$72,648	$1,003,489

Patriot Scientific Corporation Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Statements of Operations

	Three Months Ended August 31,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues	$450,000	$512,300
Operating expenses	1,564,136	2,577,439
Operating loss	(1,114,136)	(2,065,139)
Net loss	$(1,114,136)	$(2,065,139)

4. Income Taxes

We have determined that it was not more likely than not that all of our deferred tax assets will be realized in the future due to our continuing pre-tax and taxable losses. As a result of this determination we have placed a full valuation allowance against our deferred tax assets. There have been no changes to our determination during the current fiscal year.

5. Stockholders’ Equity

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market. As part of the program we purchased 160,709 and 631,639 shares of our common stock at an aggregate cost of $14,256 and $47,556 during the three months ended August 31, 2012 and 2011, respectively.

Equity Transactions

The following table summarizes equity transactions during the three months ended August 31, 2012:

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock

Balance June 1, 2012	405,735,958	$4,381	$77,330,935	$(55,897,464)	$(14,347,254)
Repurchase of common stock for treasury	(160,709)	–	–	–	(14,256)
Net loss	–	–	–	(892,412)	–
Balance August 31, 2012	405,575,249	$4,381	$77,330,935	$(56,789,876)	$(14,361,510)

Stock Option Activity

As of August 31, 2012, we had 1,575,000 fully vested options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.10 to $0.45 per share expiring through 2015.

During the three months ended August 31, 2011, we recorded $5,009 of share-based compensation expense related to vesting of stock options granted to PDSG employees.

Patriot Scientific Corporation Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

Share-based Compensation

Summary of Assumptions and Activity

The fair value of share-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three months ended August 31, 2012 is based on the historical volatilities of our common stock. These factors could change in the future, affecting the determination of share-based compensation expense in future periods.

	Three Months Ended August 31, 2012 (Unaudited)		Three Months Ended August 31, 2011 (Unaudited)
Expected term	*	years	*	years
Expected volatility	*	%	*	%
Risk-free interest rate	*	%	*	%

* No stock options were granted during these periods.

A summary of option activity as of August 31, 2012 and changes during the three months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2012	2,360,838	$0.26
Options granted	–	$–
Options exercised	–	$–
Options forfeited	(785,838)	$0.24
Options outstanding at August 31, 2012	1,575,000	$0.27	1.32	$37,750
Options vested and expected to vest at August 31, 2012	1,575,000	$0.27	1.32	$37,750
Options exercisable at August 31, 2012	1,575,000	$0.27	1.32	$37,750

Patriot Scientific Corporation Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

There were no options granted or exercised during the three months ended August 31, 2012 or 2011.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.15 per share on August 31, 2012) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.15) on August 31, 2012.

The following table summarizes employee share-based compensation for PDSG for the three months ended August 31, 2012 and 2011, which was recorded in loss from discontinued operations, net as follows:

	Three Months Ended	Three Months Ended
	August 31, 2012	August 31, 2011
Research and development – PDSG	$–	$484
Selling, general and administrative expense - PDSG	–	4,525
Total	$–	$5,009

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

A claim construction hearing was conducted on January 27, 2012 in all three matters. The Court issued a partial ruling on June 12, 2012, upholding our construction of most claims terms at issue. The ruling requested further briefing from the parties on several terms. Supplemental claims construction briefing and discovery is underway. A claims construction hearing on the remaining terms in issue is set for November 30, 2012. Trial is set for June 24, 2013.

Patriot Scientific Corporation Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

On July 24, 2012 complaints were filed on behalf of us, TPL, and PDS with the ITC alleging infringement of the ‘336 patent, and in U.S. District Court for the Northern District of California alleging infringement of the ‘749, ‘890 and ‘336 patents.  The ITC complaint names Acer Inc., Amazon.com Inc., Barnes & Noble Inc., Garmin Ltd., HTC Corporation, Huawei Technologies Co. Ltd., Kyocera Corporation, LG Electronics, Nintendo Co. Ltd., Novatel Wireless Inc., Samsung Electronics Co. Ltd., Sierra Wireless Inc., and ZTE Corporation.  The new district court complaints name all of those parties except Acer and HTC, which are already in litigation with us and TPL regarding infringement of the '749, '890 and '336 patents in the Northern District of California.  The new actions seek:  (1) an ITC Exclusion Order prohibiting the importation of unlicensed products; (2) damages for past infringement; and, (3) the pursuit of injunctions in both the U.S. District Court and the ITC barring the sale of infringing products in the United States in the future. Respondents in the ITC action have indicated they intend to move for a stay of the investigation pending resolution of patent ownership and standing issues that are the subject a of pending lawsuit against TPL. Our counsel is working diligently to oppose this motion. We do not know when or how that Motion may be addressed by the ITC. Assuming the ITC proceedings are not stayed, the District Court Actions against these new parties are likely to be stayed while the ITC actions proceed.

Crossflo Litigation

On August 31, 2009, we initiated an arbitration proceeding before the American Arbitration Association against the three Crossflo principal officers. During March 2012, we reached a confidential settlement with the Crossflo officers which is subject to certain conditions. If the settlement conditions are met, the settlement consideration will have neither a positive nor negative material impact on us.

401(k) Plan

Patriot has a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. Patriot matches 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Patriot’s participants vest 33% per year over a three year period in their matching contributions. Patriot’s matching contributions during the three months ended August 31, 2012 and 2011 were $3,753 and $5,257, respectively.

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

8. Subsequent Events

During the period September 1, 2012 through October 10, 2012, we purchased 274,406 shares of our common stock at an aggregate cost of $28,780 pursuant to our stock buyback program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND THE REST OF THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS". SEE ALSO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 2012.

Overview

In June 2005, we entered into a series of agreements with TPL and others to facilitate the pursuit of unlicensed users of our intellectual property. In October 2011 we settled litigation with TPL that was initiated by us over matters related to the management of the MMP Portfolio. In July 2012 we entered into additional agreements with TPL, PDS and the TPL affiliate Alliacense in furtherance of the management and commercialization of the MMP Portfolio. The July 2012 Agreements (“July 2012 Agreements”) paved the way for an aggressive litigation strategy subsequently initiated on July 24, 2012 whereby Alliacense filed parallel actions with the ITC and in the U.S. District Court against multiple companies alleged to be infringers of the MMP portfolio. We believe that the significant investment in legal effort and costs incurred to date at PDS, in addition to this expanded litigation strategy, is necessary for the protection of our interests in the MMP portfolio and its future success. We intend to continue our joint venture with TPL to pursue license agreements with unlicensed users of our technology. We believe that continuing to work through TPL and its affiliate Alliacense, as compared to pursuing other alternatives, including creating and using our own licensing team for those activities, avoids a competitive devaluation of our principal assets and is a prudent way to achieve the desired results as we seek to obtain fair value from users of our intellectual property.

During fiscal 2011 and through the date of this filing we and TPL each contributed $1,236,750 to fund the working capital of PDS. We expect the contributions to continue in the future due to the working capital demands of PDS. Cash shortfalls currently experienced by PDS will have an adverse effect on our liquidity. To date we have determined that it is in the best interests of the MMP licensing program that we provide our 50% share of capital to provide for PDS litigation support payments to Alliacense, in the event license revenues received by PDS are insufficient to meet these needs.

On October 10, 2012 PDS’ cash balance was $40,723. Management’s plans for the continued operation of PDS rely on the ability of Alliacense to obtain license agreements to cover the operational costs of PDS. PDS has experienced a decline in licensing revenues and has experienced an increase in legal costs due to the patent litigation actions currently in progress although; as a result of the fee arrangement with current litigation counsel we expect the legal costs of PDS to decrease substantially from fiscal year end 2012 levels. In the event that Alliacense cannot obtain license agreements to cover the operational costs of PDS, we and TPL must decide whether to fund PDS’ legal costs on a go forward basis.

In the event that we provide funding to PDS that is not reciprocated by TPL, which could result in our having a larger ownership percentage in PDS, we may determine that we have controlling financial interest in PDS, in which case, we would be required to consolidate PDS in our condensed consolidated financial statements. If we determine that it is appropriate to consolidate PDS, we would measure the assets, liabilities and noncontrolling interests of PDS at their fair values at the date that we have the controlling financial interest.

The results of PDSG, which was previously reported as a separate business segment, is being presented as discontinued operations in the condensed consolidated statements of operations for all periods presented.

Discontinued Operations and Assets Held for Sale

On February 17, 2012, our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows. In accordance with authoritative guidance we have classified the assets, liabilities, operations and cash flows of PDSG as discontinued operations for all periods presented. During March 2012, we entered into an interim agreement with the purchaser of the assets of PDSG which required the purchaser to pay PDSG $93,450 to subsidize the April 2012 expenses of PDSG during the sale transaction negotiations. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years. At August 31, 2012, the loss on the asset sale of PDSG is approximately $10,500.

Summarized operating results of discontinued operations for the three months ended August 31, 2012 and 2011 are as follows:

	August 31, 2012	August 31, 2011
Revenues	$–	$134,563
Gross profit	$–	$101,479
Operating loss from discontinued operations	$(1,387)	$(333,136)
Other income from discontinued operations	$–	$509
Gain on sale of discontinued operations	$532	$–
Loss before income taxes	$(855)	$(332,627)
Loss from discontinued operations	$(855)	$(332,627)

PDSG activity for the three months ended August 31, 2012 consists of operating expenses for: insurance, taxes and bank fees offset by PDSG royalty revenues.

The following table summarizes the carrying amount at August 31, 2012 and May 31, 2012 of the major classes of assets and liabilities of PDSG classified as discontinued operations:

	August 31, 2012	May 31, 2012
Current assets:
Other current assets	$2,017	$7,273
	$2,017	$7,273

Long-lived assets:
Other	$42,000	$42,000
	$42,000	$42,000

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

2. Investment in Affiliated Company

We have a 50% interest in PDS. We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statements of operations in the caption “Equity in loss of affiliated company” and also is adjusted by contributions to and distributions from PDS.

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

At August 31, 2012, our share of loss in PDS exceeds our investment in PDS by $711,142. Such amount has been recorded as “Cumulative losses in excess of investment in affiliated company” on our condensed consolidated balance sheet at August 31, 2012, due to our and TPL’s intent to fund the working capital of PDS based on the July 2012 licensing contract with Alliacense.

At August 31, 2012, our investment in PDS is presented as a liability pursuant to generally accepted accounting principles in the United States of America. In the event our investment in PDS was to reflect an asset balance, we would review our investment in an affiliated company to determine whether events or changes in circumstances indicate that an asset carrying amount may not be recoverable. The primary factors we would consider in our determination are the financial condition, operating performance and near term prospects of the investee. If the decline in value is deemed to be other than temporary, we would recognize an impairment loss.

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

We have determined that it was not more likely than not that all of our deferred tax assets will be realized in the future due to our continuing pre-tax and taxable losses. As a result of this determination we have placed a full valuation allowance against our deferred tax assets.

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

Results of Operations

Comparison of the Three Months Ended August 31, 2012 and Three Months Ended August 31, 2011.

	Three months ended
	August 31, 2012	August 31, 2011
Selling, general and administrative	$392,062	$472,085

Selling, general and administrative expenses decreased from approximately $472,000 for the three months ended August 31, 2011 to approximately $392,000 for the three months ended August 31, 2012. The decrease consisted primarily of approximately $68,000 in legal and accounting fees.

	Three months ended
	August 31, 2012	August 31, 2011
Other income (expense):
Interest and other income	$4,265	$3,621
Realized gain on sale of marketable securities	55,873	39,005
Equity in loss of affiliated company	(557,068)	(300,283)
Total other expense, net	$(496,930)	$(257,657)

Our other income and (expenses) for the three months ended August 31, 2012 and 2011 included equity in the loss of PDS of approximately $557,000 and $300,000, respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the decline in licensing revenue and the continuing legal costs incurred by PDS in connection with the patent litigation. Included in interest and other income for the three months ended August 31, 2012 and 2011 is approximately $56,000 and $39,000, respectively, of recovery on the $600,879 realized loss on sale of marketable securities relating to our auction rate securities recognized during the fiscal year ended May 31, 2011. Through August 2012 we have received proceeds totaling $403,325 relating to the recovery of our fiscal 2011 realized loss.

	Three months ended
	August 31, 2012	August 31, 2011
Loss from continuing operations before income taxes	$(888,992)	$(729,742)

Loss before income taxes increased from approximately $730,000 for the three months ended August 31, 2011 to approximately $889,000 for the three months ended August 31, 2012 primarily due to the equity loss in PDS.

Provision for income taxes

During the three months ended August 31, 2012 and 2011, we recorded a provision for income taxes related to federal and California taxes of approximately $2,600 and $1,600, respectively.

Net loss

We recorded a net loss for the three months ended August 31, 2012 and 2011 of $892,412 and $1,063,969, respectively.

Results of Discontinued Operations

Comparison of the Three Months Ended August 31, 2012 and Three Months Ended August 31, 2011.

	Three months ended
	August 31, 2012		August 31, 2011
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue:
License and service revenue	$–	–	$134,563	100.0%
Cost of sales:
License and service revenue	–	–	33,084	24.6%
Gross profit	$–	–	$101,479	75.4%

Revenue consisted of software licenses and associated services relating to PDSG’s CDX product. Cost of sales included the direct time of PDSG employees on each project.

	Three months ended
	August 31, 2012	August 31, 2011
Research and development	$–	$170,195

Research and development costs consisted of PDSG’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of PDSG’s software product. For the three months ended August 31, 2011, approximately $500 of share-based compensation was recorded in connection with vesting of employee stock options.

	Three months ended
	August 31, 2012	August 31, 2011
Selling, general and administrative	$1,387	$264,420

Selling, general and administrative expenses decreased from approximately $264,000 for the three months ended August 31, 2011 to approximately $1,000 for the three months ended August 31, 2012 due to the sale of substantially all of the assets of PDSG in April 2012. For the three months ended August 31, 2011 approximately $4,500 of share-based compensation was recorded in connection with vesting of employee stock options.

	Three months ended
	August 31, 2012	August 31, 2011
Operating loss	$(1,387)	$(333,136)

Operating loss decreased from approximately $333,000 for the three months ended August 31, 2011 to approximately $1,000 for the three months ended August 31, 2012 due to the sale of substantially all of the assets of PDSG in April 2012.

Loss from Discontinued Operations, Net

We recorded a net loss from discontinued operations for the three months ended August 31, 2012 and 2011 of $855 and $332,627, respectively.

Liquidity and Capital Resources

Liquidity

Our cash and short-term investment balances decreased from approximately $7,606,000 as of May 31, 2012 to approximately $6,536,000 as of August 31, 2012. We also have restricted cash balances amounting to approximately $21,000 as of May 31, 2012 and August 31, 2012. Total current assets decreased from approximately $7,860,000 as of May 31, 2012 to approximately $6,735,000 as of August 31, 2012. Total current liabilities amounted to approximately $307,000 and approximately $83,000 as of May 31, 2012 and August 31, 2012, respectively. The change in our working capital position as of August 31, 2012 as compared with May 31, 2012 results primarily from our capital contributions to PDS.

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

Cash shortfalls currently experienced by PDS will have an adverse effect on our liquidity. During fiscal 2012 we contributed $650,000 in additional capital to PDS, in order to fund a portion of a legal retainer. During the three months ended August 31, 2012, we and TPL each contributed $586,750 to fund the remaining portions of the legal retainer and the operations of PDS. We have determined that it is in the best interests of the MMP licensing program that we provide our 50% share of capital for the operating expenses of PDS as license revenues received by PDS are insufficient to meet these needs.

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

Our current liquid cash resources as of August 31, 2012, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our primary significant source of cash generation. In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $6,536,004 at August 31, 2012.

Cash Flows From Operating Activities

Cash used in operating activities of continuing operations was approximately $566,000 and $336,000 for the three months ended August 31, 2012 and 2011, respectively. The principal component of the current period amount was the loss in earnings of affiliated company of approximately $557,000. This increase was offset by the net loss from continuing operations of approximately $892,000, and changes in accounts payable and accrued expenses of approximately $226,000. The principal components of the prior period are the prior period net loss from continuing operations and changes in accounts payable and accrued expenses, offset by the loss in earnings of affiliated company and change in income taxes payable.

Cash provided by operating activities of discontinued operations was approximately $4,000 for the three months ended August 31, 2012. Cash used in operating activities of discontinued operations was approximately $259,000 for the three months ended August 31, 2011. The change is attributed to the sale of the PDSG assets in April of 2012.

Cash Flows From Investing Activities

Cash provided by investing activities of continuing operations was approximately $302,000 for the three months ended August 31, 2012 as compared to cash used in investing activities of continuing operations of approximately $2,475,000 for the three months ended August 31, 2011. Cash activities for the current period were primarily attributable to purchases and sales of marketable securities and capital contributions to PDS. Cash activities for the prior period were primarily attributable to purchases and sales of marketable securities.

Cash Flows From Financing Activities

Cash used in financing activities for the three months ended August 31, 2012 and 2011 was approximately $14,000 and $48,000, respectively. Cash activities for the current and prior periods were attributable to purchases of common stock for treasury.

Capital Resources

Our current liquid cash resources as of August 31, 2012, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our primary significant source of cash generation. In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $6,536,004 at August 31, 2012.

Recent Accounting Pronouncements

During the three months ended August 31, 2012, there were no recent issuances of accounting pronouncements as compared to those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012, that are of significance, or have potential material significance to us.

Risk Factors

We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock. We believe the following to be our most significant risk factors as of the date this report is being filed. The risks and uncertainties described below are not the only ones we face. Please refer to our risk factors contained in our Form 10-K for the year ended May 31, 2012 for additional risk factors.

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

Disruptions In The Debt And Equity Markets Will Have An Adverse Affect On Our Ability To Obtain Funding.

The debt and equity markets have been experiencing volatility and disruption for several years. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk, and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding. The cost of accessing the credit markets has increased as many lenders and institutional investors have enacted tighter lending standards and reduced or ceased to provide funding to borrowers. Adverse changes in the economy could limit our ability to obtain financing from debt or equity sources or could adversely affect the terms on which we may be able to obtain any such financing for our operating activities See Part I – Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Liquidity.” in this report on Form 10-Q for more information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of August 31, 2012, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of August 31, 2012, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

Patent Litigation

Our patent litigation with TPL and Alliacense Ltd. in the United States District Court for the Northern District of California against Acer, Inc., HTC Corporation and affiliated entities, as described in Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the year ended May 31, 2012 ("Annual Report"), is still ongoing, but there have been no material developments in such litigation since our Annual Report.

Our patent litigation with TPL and Alliacense Ltd. in the United States District Court for the Northern District of California against Barco, N.V., as described in Item 3 – “Legal Proceedings” in our Annual Report, is still ongoing, but there have been no material developments in such litigation since our Annual Report.

Our patent litigation with TPL and PDS in the ITC against Acer Inc., Amazon.com Inc., Barnes & Noble Inc., Garmin Ltd., HTC Corporation, Huawei Technologies Co. Ltd., Kyocera Corporation, LG Electronics, Nintendo Co. Ltd., Novatel Wireless Inc., Samsung Electronics Co. Ltd., Sierra Wireless Inc., and ZTE Corporation, as described in Item 3 – “Legal Proceedings” in our Annual Report, is still ongoing. Respondents in the ITC action have indicated they intend to move for a stay of the investigation pending resolution of patent ownership and standing issues that are the subject of a pending lawsuit against TPL. Our ITC counsel is working diligently to oppose this motion. We do not know when or how that Motion may be addressed by the ITC. Assuming the ITC proceedings are not stayed, the District Court Actions against these new parties are likely to be stayed while the ITC actions proceed.

Item 1A. Risk Factors

Please see Part I, Item 2, above, for our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2006, our Board of Directors authorized a stock repurchase program. We commenced the program in July 2006 and plan to repurchase outstanding shares of our common stock on the open market from time to time. As part of the program, we purchased 160,709 shares of our common stock at an aggregate cost of $14,256 during the three months ended August 31, 2012.

Following is a summary of all repurchases by us of our common stock during the three month period ended August 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
June 1 – 30, 2012	30,769	$0.10	30,769
July 1 – 31, 2012	129,940	$0.09	129,940
August 1 – 31, 2012	–	$–	–
Total	160,709	$0.09	160,709

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

Those exhibits marked with a cross (†) refer to contracts with respect to which we have requested confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The confidential portions of such exhibits have been omitted and are marked accordingly and the confidential portions have been filed separately with the Securities and Exchange Commission.

Exhibit No.	Document
2.1

Agreement and Plan of Merger dated August 4, 2008, among Patriot Scientific Corporation, PTSC Acquisition 1 Corp, Crossflo Systems, Inc. and the Crossflo principal officers, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed August 11, 2008 (Commission file No. 000-22182)

3.1

Original Articles of incorporation of Patriot Scientific Corporation’s predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18, (Commission file No. 33-23143-FW)

3.2

Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18, (Commission file No. 33-23143-FW)

3.3

Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on March 24, 1992, incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

31

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
10.7

Licensing Program Services Agreement effective July 11, 2012 among Phoenix Digital Solutions, LLC, Alliacense Limited, LLC, Technology Properties Limited, LLC, and the Company, incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated July 11, 2012 (Commission file No. 000-22182).†

10.8

Agreement effective July 11, 2012 between Technology Properties Limited, LLC and the Company, incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated July 11, 2012 (Commission file No. 000-22182).†

10.9

Agreement effective July 17, 2012 among Phoenix Digital Solutions, LLC, Alliacense Limited, LLC, Technology Properties Limited, LLC, and the Company, incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated July 11, 2012 (Commission file No. 000-22182).†

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

DATED: October 15, 2012

PATRIOT SCIENTIFIC CORPORATION

/S/ CLIFFORD L. FLOWERS

/s/ Clifford L. Flowers

Clifford L. Flowers

Interim Chief Executive Officer and Chief Financial Officer

(Duly Authorized and Principal Financial Officer)