Form 10-Q
period 2012-11-30
PATRIOT SCIENTIFIC CORP
filed 2013-01-14
CIK 836564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X ] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

On January 9, 2013, 405,255,843 shares of common stock, par value $0.00001 per share were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of November 30, 2012 (unaudited) and May 31, 2012	3
Condensed consolidated Statements of Operations for the three and six months ended November 30, 2012 and November 30, 2011 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the six months ended November 30, 2012 and November 30, 2011 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	6-19
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-31
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	31
ITEM 4. Controls and Procedures	31
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	32
ITEM 1A. Risk Factors	32
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
ITEM 3. Defaults Upon Senior Securities	33
ITEM 4. Mine Safety Disclosures	33
ITEM 5. Other Information	33
ITEM 6. Exhibits	33-35

SIGNATURES	36

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	November 30, 2012	May 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3,044,013	$4,699,174
Restricted cash and cash equivalents	20,966	20,913
Current portion of marketable securities	3,957,076	2,907,106
Accounts receivable – affiliated company	7,012	–
Prepaid expenses and other current assets	121,076	225,077
Current assets of discontinued operations	2,895	7,273
Total current assets	7,153,038	7,859,543

Marketable securities, net of current portion	194,470	229,045
Property and equipment, net	5,437	7,536
Investment in affiliated company	32,311	–
Non-current assets of discontinued operations	36,000	42,000
Total assets	$7,421,256	$8,138,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,880	$239,546
Accrued expenses and other	62,729	64,643
Income taxes payable	2,826	2,513
Total current liabilities	77,435	306,702

Cumulative losses in excess of investment in affiliated company	–	740,824
Total liabilities	77,435	1,047,526

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,167,618 shares issued and 405,255,843 shares outstanding at November 30, 2012 and 438,167,618 shares issued and 405,735,958 shares outstanding at May 31, 2012	4,381	4,381
Additional paid-in capital	77,330,935	77,330,935
Accumulated deficit	(55,597,181)	(55,897,464)
Common stock held in treasury, at cost – 32,911,775 shares and 32,431,660 shares at November 30, 2012 and May 31, 2012, respectively	(14,394,314)	(14,347,254)
Total stockholders’ equity	7,343,821	7,090,598
Total liabilities and stockholders’ equity	$7,421,256	$8,138,124

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
Operating expenses:
Selling, general and administrative	$238,171	$451,376	$630,233	$923,461
Total operating expenses	238,171	451,376	630,233	923,461

Other income (expense):
Interest income	4,024	4,681	8,170	8,302
Other income	191,250	1,000	191,369	1,000
Realized recovery on marketable securities	–	–	55,873	39,005
Equity in earnings (loss) of affiliated company	1,234,662	(227,268)	677,594	(527,551)
Total other income (expense), net	1,429,936	(221,587)	933,006	(479,244)

Income (loss) from continuing operations before income taxes	1,191,765	(672,963)	302,773	(1,402,705)

Provision for income taxes	148	1,600	2,713	3,200

Income (loss) from continuing operations	1,191,617	(674,563)	300,060	(1,405,905)

Income (loss) from discontinued operations, net	1,078	(329,919)	223	(662,546)

Net income (loss)	$1,192,695	$(1,004,482)	$300,283	$(2,068,451)

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$–	$–	$–	$(0.01)
Income (loss) from discontinued operations	$–	$–	$–	$–
Net income (loss)	$–	$–	$–	$(0.01)

Weighted average number of common shares outstanding - basic	402,533,531	403,891,972	402,665,735	404,114,005
Weighted average number of common shares outstanding - diluted	405,378,161	403,891,972	405,510,365	404,114,005

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	November 30, 2012	November 30, 2011

Operating activities:
Net income (loss)	$300,283	$(2,068,451)
Less: Net income (loss) from discontinued operations	223	(662,546)
Income (loss) from continuing operations	300,060	(1,405,905)
Adjustments to reconcile net income (loss) before discontinued operations to net cash used in operating activities:
Depreciation	1,303	1,597
Accrued interest income added to investments	(4,369)	(1,836)
Equity in (earnings) loss of affiliated company	(677,594)	527,551
Realized recovery on sale of marketable securities	(55,873)	(39,005)
Loss on disposal of fixed assets	2,036	–
Changes in operating assets and liabilities:
Receivable from affiliated company	130,256	(97,923)
Prepaid expenses and other current assets	104,001	98,263
Income taxes payable	313	–
Accounts payable and accrued expenses	(229,580)	(252,592)
Net cash used in operating activities of continuing operations	(429,447)	(1,169,850)
Net cash provided by (used in) operating activities of discontinued operations	10,602	(244,102)
Net cash used in operating activities	(418,845)	(1,413,952)

Investing activities:
Proceeds from sales of marketable securities	2,753,793	1,264,005
Purchases of marketable securities	(3,709,000)	(2,549,000)
Purchase of property and equipment	(1,240)	–
Investment in affiliated company	(857,809)	–
Distributions from affiliated company	625,000	–
Net cash used in investing activities	(1,189,256)	(1,284,995)

Financing activities:
Repurchase of common stock for treasury	(47,060)	(66,387)
Net cash used in financing activities	(47,060)	(66,387)

Net decrease in cash and cash equivalents	(1,655,161)	(2,765,334)
Cash and cash equivalents, beginning of period	4,699,174	8,453,665
Cash and cash equivalents, end of period	$3,044,013	$5,688,331

Supplemental Disclosure of Cash Flow Information:
Cash receipts from income tax refunds	$–	$400,042

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented. Operating results for the six month period ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ending May 31, 2013.

Subsequent events have been evaluated through the issuance date of these unaudited condensed consolidated financial statements.

Basis of Consolidation

The condensed consolidated balance sheets at November 30, 2012 and May 31, 2012 include our accounts and those of our wholly owned subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated statement of operations for the three and six months ended November 30, 2012 and 2011 includes our accounts, and those of our wholly owned subsidiary PDSG which includes Crossflo, and our inactive subsidiary Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

PDSG is being presented as discontinued operations in the condensed consolidated statements of operations for all periods presented. See “Discontinued Operations” below for additional information.

Reclassification

Certain amounts presented in the prior periods’ condensed consolidated financial statements related to discontinued operations and interest and other income have been reclassified to conform to the current periods’ presentation.

Our investments in certificates of deposit have been reclassified from Level 1 to Level 2 in the fair value measurements table (see Note 2).

Discontinued Operations and Assets Held for Sale

On February 17, 2012, our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows. In accordance with authoritative guidance we have classified the assets, liabilities, operations and cash flows of PDSG as discontinued operations for all periods presented. During March 2012, we entered into an interim agreement with the purchaser of the assets of PDSG which required the purchaser to pay PDSG $93,450 to subsidize the April 2012 expenses of PDSG during the sale transaction negotiations. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years. At November 30, 2012, the loss on the asset sale of PDSG is approximately $8,300.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Discontinued Operations and Assets Held for Sale (continued)

Summarized operating results of discontinued operations for the three and six months ended November 30, 2012 and 2011 are as follows:

	Three Months Ended		Six Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$–	$47,587	$–	$182,150
Gross profit	$–	$35,274	$–	$136,753
Operating loss from discontinued operations	$(1,075)	$(329,919)	$(2,462)	$(663,055)
Other income from discontinued operations	$–	$–	$–	$509
Gain on sale of discontinued operations	$2,153	$–	$2,685	$–
Income (loss) before income taxes	$1,078	$(329,919)	$223	$(662,546)
Income (loss) from discontinued operations	$1,078	$(329,919)	$223	$(662,546)

PDSG activity for the three and six months ended November 30, 2012 consists of operating expenses for: legal, insurance, taxes and bank fees offset by PDSG royalty revenues.

The following table summarizes the carrying amount at November 30, 2012 and May 31, 2012 of the major classes of assets and liabilities of PDSG classified as discontinued operations:

	November 30, 2012	May 31, 2012
Current assets:
Other current assets	$2,895	$7,273
	$2,895	$7,273

Long-lived assets:
Other receivable	$36,000	$42,000
	$36,000	$42,000

Liquidity and Management’s Plans

To the extent cash shortfalls are experienced by Phoenix Digital Solutions, LLC (“PDS”) it will have an adverse effect on our liquidity. During fiscal 2012 we contributed $650,000 in additional capital to PDS, in order to fund a portion of a legal retainer. During the six months ended November 30, 2012 we and Technology Properties Limited, Inc. (“TPL”) each contributed $857,809 to fund the remaining portions of the legal retainer and the operations of PDS. During November and December 2012, we received distributions from PDS of $625,000 and $350,000, respectively. We have determined that it is in the best interests of the Moore Microprocessor Patent (“MMP”) licensing program that we contribute our 50% share of additional capital to PDS for its operating expenses when license revenues received by PDS are insufficient to pay such expenses.

Our current liquid cash resources as of November 30, 2012, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $7,001,089 at November 30, 2012.

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

At May 31, 2012, our share of loss in PDS exceeded our investment in PDS by $740,824. This amount is recorded as “Cumulative losses in excess of investment in affiliated company” on our condensed consolidated balance sheet at May 31, 2012, due to our and TPL’s intent to fund the working capital requirements of PDS. At May 31, 2012, our investment in PDS is presented as a liability pursuant to accounting principles generally accepted in the United States of America.

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

Earnings Per Share

Basic earnings per share for continuing and discontinued operations includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share for continuing and discontinued operations reflect the potential dilution of securities that could share in the earnings of an entity.

For the three and six months ended November 30, 2011 potential common shares of 2,895,000 related to our outstanding options were not included in the calculation of diluted loss per share for continuing and discontinued operations as we recorded a loss. Had we reported net income for the three and six months ended November 30, 2011, no additional shares of common stock would have been included in the calculation of diluted income per share for continuing and discontinued operations.

For the three and six months ended November 30, 2012 potential common shares of 825,000 related to our outstanding options were not included in the calculation of diluted income per share for continuing and discontinued operations. For the three and six months ended November 30, 2012 we included the PDSG escrow shares of 2,844,630 in the calculation of diluted income per share for continuing and discontinued operations.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Income Taxes (continued)

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

Restricted cash and cash equivalents at November 30, 2012 and May 31, 2012 consist of deposits in a savings account required to be held as collateral for our corporate credit card.

At November 30, 2012 and May 31, 2012, the current portion of our investments in certificates of deposit in the amount of $3,957,076 and $2,907,106, respectively, consists of the par value plus accrued interest of our certificates of deposit. At November 30, 2012 and May 31, 2012, the non-current portion of our investments in certificates of deposit in the amount of $194,470 and $229,045, respectively, consists of the par value plus accrued interest of our certificates of deposit. Our investments in certificates of deposit are classified as held-to-maturity. At November 30, 2012 and May 31, 2012, the fair value of these investments approximates their cost basis.

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

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at November 30, 2012 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	November 30,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$65,263	$65,263	$–	$–
Money market funds	1,997,949	1,997,949	–	–
Certificates of deposit	980,801	–	980,801	–
Restricted cash	20,966	20,966	–	–
Marketable securities:
Short-term:
Certificates of deposit	3,957,076	–	3,957,076	–
Long-term:
Certificates of deposit	194,470	–	194,470	–
Total	$7,216,525	$2,084,178	$5,132,347	$–

		Fair Value Measurements at May 31, 2012 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$77,745	$77,745	$–	$–
Money market funds	2,559,456	2,559,456	–	–
Certificates of deposit	2,061,973	–	2,061,973	–
Restricted cash	20,913	20,913	–	–
Marketable securities:
Short-term:
Certificates of deposit	2,907,106	–	2,907,106	–
Long-term:
Certificates of deposit	229,045	–	229,045	–
Total	$7,856,238	$2,658,114	$5,198,124	$–

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

Beginning in fiscal 2011, we purchased certificates of deposit with varying maturity dates greater than three months. The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of November 30, 2012:

	November 30, 2012
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$980,801	$–	$980,801
Due in one year or less	$3,957,076	$–	$3,957,076
Due in one year or more	$194,470	$–	$194,470

The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2012:

	May 31, 2012
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$2,061,973	$–	$2,061,973
Due in one year or less	$2,907,106	$–	$2,907,106
Due in one year or more	$229,045	$–	$229,045

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

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There has not been a third management committee member since May 2010, nor are there any current attempts to seek a replacement member. Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. Since there is currently not a third member of the management committee, working capital contributions made to PDS require the approval of both management committee members. During the six months ended November 30, 2012 we and TPL each contributed $857,809 to fund the remaining portions of the legal retainer and the operations of PDS. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Pursuant to our June 7, 2005 agreement with PDS and TPL to license the MMP Portfolio (“Commercialization Agreement”), PDS had committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by TPL on behalf of PDS. During the six months ended November 30, 2012 and 2011, PDS expensed $185,000 and $1,000,000, respectively, pursuant to this commitment. These expenses are recorded in the accompanying PDS statements of operations presented below. These expenses concluded with the execution of the July 11, 2012 Licensing Program Services Agreement (the “Program Agreement”).

PDS reimburses TPL for payment of all legal and third-party expert fees and other related third-party costs and other expenses, although the majority of third-party costs are paid directly by PDS. During the six months ended November 30, 2012 and 2011, PDS expensed $908,185 and $3,296,798, respectively, pursuant to the agreement. While as a result of the fee arrangement with current litigation counsel we expect the attorney fees of PDS to decrease substantially from fiscal year end 2012 levels, we also expect some offsetting increase for other litigation related costs as the actions before the United States District Court for the Northern District of California (“U.S. District Court”) and the U.S. International Trade Commission (“ITC”) move forward. These expenses are recorded in the accompanying PDS statements of operations presented below.

On July 11, 2012, we entered into the Program Agreement with PDS, TPL, and Alliacense Limited, LLC (“Alliacense”, an affiliate of TPL), and an Agreement (the “TPL Agreement”) with TPL. Pursuant to the Program Agreement, PDS engaged Alliacense to negotiate MMP portfolio licenses and to pursue claims against violators of the MMP portfolio on behalf of PDS, TPL, and the Company. The Program Agreement continues through the useful life of the MMP portfolio patents. Pursuant to the TPL Agreement, we and TPL agreed to certain allocations of obligations in connection with the engagement of Alliacense.

On July 17, 2012, we entered into an Agreement with PDS and TPL whereby we agreed to certain additional allocations of obligations relating to the Program Agreement.

Pursuant to the Program Agreement, PDS has committed to advance Alliacense a quarterly amount of $500,000 which represent an advance of licensing fees due Alliacense, for supporting efforts to secure licensing agreements on behalf of PDS. These payments can be capped at $2,000,000 pursuant to six-month notice from PDS, at which time the PDS management committee will review and decide the warranting of future advance payments. These advances replace the quarterly amounts previously paid to TPL pursuant to the Commercialization Agreement. During the three and six months ended November 30, 2012 PDS expensed $500,000 and $815,000, respectively pursuant to this commitment. These expenses are recorded in the accompanying PDS statement of operations for the three and six months ended November 30, 2012 presented below.

Pursuant to the Program Agreement PDS has committed to pay Alliacense litigation support fees relating to Alliacense’s special work and effort regarding internal costs related to MMP maintenance and litigation support including support in the U.S. District Court and the complaints filed on behalf of TPL, PDS and us with the ITC on July 24, 2012. During the three and six months ended November 30, 2012 PDS expensed $510,418 and $1,453,521, respectively, pursuant to this commitment. Future litigation support payments to Alliacense relating to the ITC litigation fall under a contingency arrangement. These expenses are recorded in the accompanying PDS statement of operations for the three and six months ended November 30, 2012 presented below.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

We are accounting for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’ net income during the three and six months ended November 30, 2012 of $1,234,662 and $677,594, respectively, as an increase in our investment. We have recorded PDS’ net loss during the three and six months ended November 30, 2011 of $227,268 and $527,551, respectively, as a decrease in our investment. During the three months ended November 30, 2012 we received cash distributions of $625,000. We received no cash distributions for the three and six months ended November 30, 2011. These distributions have been recorded as a decrease in our investment. During the fiscal year ended May 31, 2012 we accounted for an advance of $227,268 for legal services, which are reimbursable by PDS as equity in loss of PDS, under the equity method of accounting given that this amount remained unreimbursed at May 31, 2012. During the fiscal year ended May 31, 2012 we advanced PDS $10,000 for legal services and received $100,000 in payment on previous advances. During the three months ended November 30, 2012 we received a total of $229,157 which represented the balance due us on legal services advanced to PDS in prior fiscal periods. During December 2012, we received approximately $7,012 from PDS for legal services incurred during the three months ended November 30, 2012.

At May 31, 2012, our share of loss in PDS exceeded our investment in PDS by $740,824. This amount is recorded as “Cumulative losses in excess of investment in affiliated company” on our condensed consolidated balance sheet at May 31, 2012.

We have recorded our share of PDS’ net income and loss for the six months ended November 30, 2012 and 2011 as “Equity in earnings (loss) of affiliated company” in the accompanying condensed consolidated statements of operations.

During the three and six months ended November 30, 2012, PDS entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $4,370,000 and $4,820,000, respectively.

During the three and six months ended November 30, 2011, TPL entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $45,000 and $557,300, respectively.

At November 30, 2012, PDS had accounts payable balances of approximately $1,467,000 and $7,000 to TPL and PTSC, respectively. At May 31, 2012, PDS had accounts payable and accrued expense balances of approximately $1,948,000 and $137,000 to TPL and PTSC, respectively.

Variable Interest Entity Disclosures

At January 9, 2013, PDS’ cash and cash equivalents balance was $285,428.

For the period June 1, 2012 through November 30, 2012, we and TPL each contributed $857,809 to fund the operations of PDS. In the event we, and not TPL, provide working capital funding to PDS we would consolidate PDS’ financial statements with our own as our ownership in PDS would be greater than 50%.

Our variable interest in PDS consists of 50% of PDS’ Members Equity of $32,311 as well as the accounts payable balance due us of $7,012 for a total of $39,323 at November 30, 2012. At November 30, 2012, we intend to continue to fund PDS consistent with our 50% joint venture ownership percentage.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

PDS’ balance sheets at November 30, 2012 and May 31, 2012 and statements of operations for the three and six months ended November 30, 2012 and 2011 are as follows:

Balance Sheets

ASSETS:

	November 30, 2012	May 31, 2012
	(Unaudited)	(Audited)
Cash and cash equivalents	$2,375,726	$1,003,489
Prepaid expenses	30,687	–
Total assets	$2,406,413	$1,003,489

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT):

	November 30, 2012	May 31, 2012
	(Unaudited)	(Audited)
Related party payables and accrued expenses	$2,341,791	$2,747,883
LLC tax payable	–	11,790
Members’ equity (deficit)	64,622	(1,756,184)
Total liabilities and members’ equity (deficit)	$2,406,413	$1,003,489

Statements of Operations

	Three Months Ended		Six Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$4,370,000	$45,000	$4,820,000	$557,300
Expenses	1,900,675	2,161,485	3,464,811	4,738,924
Operating income (loss)	2,469,325	(2,116,485)	1,355,189	(4,181,624)
Net income (loss)	$2,469,325	$(2,116,485)	$1,355,189	$(4,181,624)

4. Income Taxes

We have determined that it was not more likely than not that all of our deferred tax assets will be realized in the future due to our continuing pre-tax and taxable losses. As a result of this determination we have placed a full valuation allowance against our deferred tax assets. There have been no changes to our determination during the current fiscal year.

5. Stockholders’ Equity

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market. As part of the program we purchased 480,115 and 974,550 shares of our common stock at an aggregate cost of $47,060 and $66,387 during the six months ended November 30, 2012 and 2011, respectively.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

Equity Transactions

The following table summarizes equity transactions during the six months ended November 30, 2012:

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock

Balance June 1, 2012	405,735,958	$4,381	$77,330,935	$(55,897,464)	$(14,347,254)
Repurchase of common stock for treasury	(480,115)	–	–	–	(47,060)
Net income	–	–	–	300,283	–
Balance November 30, 2012	405,255,843	$4,381	$77,330,935	$(55,597,181)	$(14,394,314)

Stock Option Activity

As of November 30, 2012, we had 825,000 fully vested options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.10 to $0.12 per share expiring through 2015.

During the six months ended November 30, 2011, we recorded $10,012 of share-based compensation expense related to vesting of stock options granted to PDSG employees.

Share-based Compensation

Summary of Assumptions and Activity

The fair value of share-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. No stock options were granted during the three and six months ended November 30, 2012 and 2011.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

A summary of option activity as of November 30, 2012 and changes during the six months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2012	2,360,838	$0.26
Options granted	–	$–
Options exercised	–	$–
Options forfeited/expired	(1,535,838)	$0.34
Options outstanding at November 30, 2012	825,000	$0.10	2.22	$13,000
Options vested and expected to vest at November 30, 2012	825,000	$0.10	2.22	$13,000
Options exercisable at November 30, 2012	825,000	$0.10	2.22	$13,000

There were no options granted or exercised during the six months ended November 30, 2012 or 2011.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.12 per share on November 30, 2012) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.12) on November 30, 2012.

The following table summarizes employee share-based compensation for PDSG for the three and six months ended November 30, 2012 and 2011, which was recorded in loss from discontinued operations, net as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	November 30, 2012	November 30, 2012	November 30, 2011	November 30, 2011
Research and development - PDSG	$–	$–	$483	$967
Selling, general and administrative expense - PDSG	–	–	4,520	9,045
Total	$–	$–	$5,003	$10,012

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

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

On December 1, 2008, we, TPL and Alliacense, Ltd. were named as defendants in a lawsuit filed in the United States District Court for the Northern District of California by Barco, N.V. The Barco case sought declaratory relief that its products do not infringe enforceable claims of the '749, '890 and '336 patents. We alleged counterclaims for patent infringement of the '749, '890 and '336 patents. Based on mutual agreement, the Barco case was dismissed with prejudice on November 30, 2012.

The Court issued a first claim construction ruling in June 2012, which preserved our ability to proceed on our infringement claims against Acer and HTC. Thereafter, Chief Judge James Ware retired and our case was reassigned to Magistrate Judge Paul S. Grewal, who held a supplemental claim construction hearing on November 30, 2012. Judge Grewal then issued a supplemental claim construction ruling on December 5, 2012, which preserved our ability to proceed with our infringement claims. Judge Grewal has set the case for jury trial starting on June 24, 2013.

On July 24, 2012 complaints were filed on behalf of us, TPL, and PDS with the ITC (ITC Investigation No. 337-TA-853, or the “853 Investigation”) alleging infringement of the ‘336 patent, and in U.S. District Court for the Northern District of California alleging infringement of the ‘749, ‘890 and ‘336 patents against respondents Acer Inc., Amazon.com Inc., Barnes & Noble Inc., Garmin Ltd., HTC Corporation, Huawei Technologies Co. Ltd., Kyocera Corporation, LG Electronics, Nintendo Co. Ltd., Novatel Wireless Inc., Samsung Electronics Co. Ltd., Sierra Wireless Inc., and ZTE Corporation.

Certain respondents moved for a stay of the 853 Investigation pending resolution of patent ownership and standing issues that are the subject of a pending lawsuit against TPL. Our ITC counsel worked diligently to oppose that motion. We do not know when or how that motion may be addressed by the ITC.

Several respondents (Garmin and Sierra Wireless) also moved for termination of the 853 Investigation based on an alleged violation of the duty of candor. The ITC judge rejected that motion in an order dated December 18, 2012.

The 853 Investigation is currently set for a two week trial in the ITC beginning on June 3, 2013, with a claim construction hearing set for March 5, 2013. All of the District Court Actions against the new parties (i.e., all respondents other than Acer and HTC) are currently stayed pending resolution of the 853 Investigation.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

401(k) Plan

Patriot has a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. Patriot matches 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Patriot’s participants vest 33% per year over a three year period in their matching contributions. Patriot’s matching contributions during the three months ended November 30, 2012 and 2011 were $1,092 and $3,509, respectively. Patriot’s matching contributions during the six months ended November 30, 2012 and 2011 were $4,845 and $8,766, respectively.

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

8. Subsequent Events

On December 3, 2012 we received a distribution of $350,000 from PDS.

On December 21, 2012 we received $7,012 from PDS in repayment of our accounts receivable from affiliate balance.

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

During fiscal 2011 and through the date of this filing we and TPL each contributed $1,507,809 to fund the working capital of PDS. To the extent MMP portfolio license proceeds are insufficient; we expect working capital contributions to PDS to continue in the future. Cash shortfalls currently experienced by PDS will have an adverse effect on our liquidity. To date we have determined that it is in the best interests of the MMP licensing program that we contribute our 50% share of additional capital to PDS to provide for PDS litigation support payments to Alliacense, in the event license revenues received by PDS are insufficient to meet these needs.

On January 9, 2013 PDS’ cash balance was $285,428. Management’s plans for the continued operation of PDS rely on the ability of Alliacense to obtain license agreements to cover the operational costs of PDS. The November 30, 2012 fiscal quarter notwithstanding, PDS has experienced a decline in licensing revenues and has experienced an increase in legal costs due to the patent litigation actions currently in progress although as a result of the fee arrangement with current litigation counsel we expect the legal costs of PDS to decrease substantially from fiscal year end 2012 levels. In the event that Alliacense cannot obtain license agreements to cover the operational costs of PDS, we and TPL must decide whether to fund PDS’ legal costs on a go forward basis.

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

Discontinued Operations and Assets Held for Sale

On February 17, 2012, our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows. In accordance with authoritative guidance we have classified the assets, liabilities, operations and cash flows of PDSG as discontinued operations for all periods presented. During March 2012, we entered into an interim agreement with the purchaser of the assets of PDSG which required the purchaser to pay PDSG $93,450 to subsidize the April 2012 expenses of PDSG during the sale transaction negotiations. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years. At November 30, 2012, the loss on the asset sale of PDSG is approximately $8,300.

Summarized operating results of discontinued operations for the three and six months ended November 30, 2012 and 2011 are as follows:

	Three Months Ended		Six Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$–	$47,587	$–	$182,150
Gross profit	$–	$35,274	$–	$136,753
Operating loss from discontinued operations	$(1,075)	$(329,919)	$(2,462)	$(663,055)
Other income from discontinued operations	$–	$–	$–	$509
Gain on sale of discontinued operations	$2,153	$–	$2,685	$–
Income (loss) before income taxes	$1,078	$(329,919)	$223	$(662,546)
Income (loss) from discontinued operations	$1,078	$(329,919)	$223	$(662,546)

PDSG activity for the three and six months ended November 30, 2012 consists of operating expenses for: legal, insurance, taxes and bank fees offset by PDSG royalty revenues.

The following table summarizes the carrying amount at November 30, 2012 and May 31, 2012 of the major classes of assets and liabilities of PDSG classified as discontinued operations:

	November 30, 2012	May 31, 2012
Current assets:
Other current assets	$2,895	$7,273
	$2,895	$7,273

Long-lived assets:
Other receivable	$36,000	$42,000
	$36,000	$42,000

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

Results of Operations

Comparison of the Three Months Ended November 30, 2012 and Three Months Ended November 30, 2011.

	Three months ended
	November 30, 2012	November 30, 2011
Selling, general and administrative	$238,171	$451,376

Selling, general and administrative expenses decreased from approximately $451,000 for the three months ended November 30, 2011 to approximately $238,000 for the three months ended November 30, 2012. The decrease consisted primarily of approximately $181,000 in legal and accounting fees and approximately $35,000 in consulting fees.

	Three months ended
	November 30, 2012	November 30, 2011
Other income (expense):
Interest income	$4,024	$4,681
Other income	191,250	1,000
Equity in earnings (loss) of affiliated company	1,234,662	(227,268)
Total other income (expense), net	$1,429,936	$(221,587)

Our other income and (expenses) for the three months ended November 30, 2012 and 2011 included equity in the earnings (loss) of PDS of approximately $1,235,000 and $(227,000), respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the increase in licensing revenue for the current period. The increase in interest and other income for the three months ended November 30, 2012 as compared to the same period in the prior fiscal year is primarily due to the one time receipt of proceeds associated with the settlement of certain litigation unrelated to our patent portfolio.

	Three months ended
	November 30, 2012	November 30, 2011
Income (loss) from continuing operations before income taxes	$1,191,765	$(672,963)

Income (loss) from continuing operations before income taxes increased from approximately ($673,000) for the three months ended November 30, 2011 to approximately $1,192,000 for the three months ended November 30, 2012 due to the change in equity in earnings of PDS.

Provision for income taxes

During the three months ended November 30, 2012 and 2011, we recorded a provision for income taxes related to federal and California taxes of approximately $150 and $1,600, respectively.

Net income (loss)

Our net income (loss) for the three months ended November 30, 2012 and 2011, was $1,192,695 and ($1,004,482), respectively.

Comparison of the Six Months Ended November 30, 2012 and Six Months Ended November 30, 2011.

	Six months ended
	November 30, 2012	November 30, 2011
Selling, general and administrative	$630,233	$923,461

Selling, general and administrative expenses decreased from approximately $923,000 for the six months ended November 30, 2011 to approximately $630,000 for the six months ended November 30, 2012. The decrease consisted primarily of approximately $249,000 in legal and accounting fees and approximately $41,000 in consulting fees.

	Six months ended
	November 30, 2012	November 30, 2011
Other income (expense):
Interest income	$8,170	$8,302
Other income	191,369	1,000
Realized recovery on marketable securities	55,873	39,005
Equity in earnings (loss) of affiliated company	677,594	(527,551)
Total other income (expense), net	$933,006	$(479,244)

Our other income and (expenses) for the six months ended November 30, 2012 and 2011 included equity in the earnings (loss) of PDS of approximately $678,000 and $(528,000), respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the increase in licensing revenue during the current period. Included in realized recovery on marketable securities for the six months ended November 30, 2012 and 2011 is approximately $56,000 and $39,000, respectively, of recovery on the $600,879 realized loss on sale of marketable securities relating to our auction rate securities recognized during the fiscal year ended May 31, 2011. Through November 2012 we have received proceeds totaling $403,325 relating to the recovery of our fiscal 2011 realized loss. Also included in interest and other income for the three months ended November 30, 2012 is the one time receipt of proceeds associated with the settlement of certain litigation unrelated to our patent portfolio.

	Six months ended
	November 30, 2012	November 30, 2011
Income (loss) from continuing operations before income taxes	$302,773	$(1,402,705)

Income (loss) from continuing operations before income taxes increased from approximately ($1,403,000) for the six months ended November 30, 2011 to approximately $303,000 for the six months ended November 30, 2012 due to the change in equity in earnings of PDS.

Provision for income taxes

During the six months ended November 30, 2012 and 2011, we recorded a provision for income taxes related to federal and California taxes of approximately $2,700 and $3,200, respectively.

Net income (loss)

We recorded net income (loss) for the six months ended November 30, 2012 and 2011, of $300,283 and ($2,068,451), respectively.

Results of Discontinued Operations

Comparison of the Three Months Ended November 30, 2012 and Three Months Ended November 30, 2011.

	Three months ended
	November 30, 2012		November 30, 2011
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue:
License and service revenue	$–	–	$47,587	100.0%
Cost of sales:
License and service revenue	–	–	12,313	25.9%
Gross profit	$–	–	$35,274	74.1%

Revenue consisted of software licenses and associated services relating to PDSG’s CDX product. Cost of sales included the direct time of PDSG employees on each project.

	Three months ended
	November 30, 2012	November 30, 2011
Research and development	$–	$150,757

Research and development costs consisted of PDSG’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of PDSG’s software product. For the three months ended November 30, 2011, approximately $500 of share-based compensation was recorded in connection with vesting of employee stock options.

	Three months ended
	November 30, 2012	November 30, 2011
Selling, general and administrative	$1,075	$214,436

Selling, general and administrative expenses decreased from approximately $214,000 for the three months ended November 30, 2011 to approximately $1,000 for the three months ended November 30, 2012 due to the sale of substantially all of the assets of PDSG in April 2012. For the three months ended November 30, 2011 approximately $4,500 of share-based compensation was recorded in connection with vesting of employee stock options.

	Three months ended
	November 30, 2012	November 30, 2011
Other income:
Interest and other income	$2,153	$–
Total other income	$2,153	$–

Interest and other income for the three months ended November 30, 2012 of approximately $2,000 consists of royalties earned for the period. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years.

	Three months ended
	November 30, 2012	November 30, 2011
Operating income (loss)	$1,078	$(329,919)

Operating loss decreased from approximately $330,000 for the three months ended November 30, 2011 to operating income of approximately $1,000 for the three months ended November 30, 2012 due to the sale of substantially all of the assets of PDSG in April 2012.

Income (Loss) from Discontinued Operations, Net

We recorded net income from discontinued operations for the three months ended November 30, 2012 of $1,078 and a net loss from discontinued operations for the three months ended November 30, 2011 of $329,919.

Comparison of the Six Months Ended November 30, 2012 and Six Months Ended November 30, 2011.

	Six months ended
	November 30, 2012		November 30, 2011
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue:
License and service revenue	$–	–	$182,150	100.0%
Cost of sales:
License and service revenue	–	–	45,397	24.9%
Gross profit	$–	–	$136,753	75.1%

Revenue consisted of software licenses and associated services relating to PDSG’s CDX product. Cost of sales included the direct time of PDSG employees on each project.

	Six months ended
	November 30, 2012	November 30, 2011
Research and development	$–	$320,952

Research and development costs consisted of PDSG’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of PDSG’s software product. For the six months ended November 30, 2011, approximately $1,100 of share-based compensation was recorded in connection with vesting of employee stock options.

	Six months ended
	November 30, 2012	November 30, 2011
Selling, general and administrative	$2,462	$478,856

Selling, general and administrative expenses decreased from approximately $479,000 for the six months ended November 30, 2011 to approximately $2,500 for the six months ended November 30, 2012 due to the sale of substantially all of the assets of PDSG in April 2012. For the six months ended November 30, 2011 approximately $9,000 of share-based compensation was recorded in connection with vesting of employee stock options.

	Six months ended
	November 30, 2012	November 30, 2011
Other income:
Interest and other income	$2,685	$509
Total other income	$2,685	$509

Interest and other income for the six months ended November 30, 2012 of approximately $2,700 consists of royalties earned for the period. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years.

	Six months ended
	November 30, 2012	November 30, 2011
Operating income (loss)	$223	$(662,546)

Operating loss decreased from approximately $663,000 for the six months ended November 30, 2011 to operating income of approximately $200 for the six months ended November 30, 2012 due to the sale of substantially all of the assets of PDSG in April 2012.

Income (Loss) from Discontinued Operations, Net

We recorded net income from discontinued operations for the six months ended November 30, 2012 of $223 and a net loss from discontinued operations for the six months ended November 30, 2011 of $662,546.

Liquidity and Capital Resources

Liquidity

Our cash and short-term investment balances decreased from approximately $7,606,000 as of May 31, 2012 to approximately $7,001,000 as of November 30, 2012. We also have restricted cash balances amounting to approximately $21,000 as of May 31, 2012 and November 30, 2012. Total current assets decreased from approximately $7,860,000 as of May 31, 2012 to approximately $7,153,000 as of November 30, 2012. Total current liabilities amounted to approximately $307,000 and approximately $77,000 as of May 31, 2012 and November 30, 2012, respectively. The change in our working capital position as of November 30, 2012 as compared with May 31, 2012 results primarily from our capital contributions to and distributions from PDS.

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

To the extent cash shortfalls are experienced by PDS it will have an adverse effect on our liquidity. During fiscal 2012 we contributed $650,000 in additional capital to PDS, in order to fund a portion of a legal retainer. During the six months ended November 30, 2012, we and TPL each contributed $857,809 to fund the remaining portions of the legal retainer and the operations of PDS. We have determined that it is in the best interests of the MMP licensing program that we contribute our 50% share of additional capital to PDS for its operating expenses when license revenues received by PDS are insufficient to pay such expenses.

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

Our current liquid cash resources as of November 30, 2012, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our primary significant source of cash generation. In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $7,001,089 at November 30, 2012.

Cash Flows From Operating Activities

Cash used in operating activities of continuing operations was approximately $429,000 and $1,170,000 for the six months ended November 30, 2012 and 2011, respectively. The principal components of the current period amount were the earnings of affiliated company of approximately $678,000 and changes in accounts payable and accrued expenses of approximately $230,000. These decreases were primarily offset by net income from continuing operations of approximately $300,000, changes in the receivable from affiliated company of approximately $130,000 and changes in prepaid expenses and other current assets of approximately $104,000. The principal components of the prior period are the prior period net loss from continuing operations and changes in accounts payable and accrued expenses, offset by the loss in earnings of affiliated company.

Cash provided by operating activities of discontinued operations was approximately $11,000 for the six months ended November 30, 2012. Cash used in operating activities of discontinued operations was approximately $244,000 for the six months ended November 30, 2011. The change is attributed to the sale of the PDSG assets in April of 2012.

Cash Flows From Investing Activities

Cash used in investing activities of continuing operations for the six months ended November 30, 2012 and 2011 was approximately $1,189,000 and $1,285,000, respectively. Cash activities for the current period were primarily attributable to purchases and sales of marketable securities and capital contributions to and distributions from PDS. Cash activities for the prior period were attributable to purchases and sales of marketable securities.

Cash Flows From Financing Activities

Cash used in financing activities for the six months ended November 30, 2012 and 2011 was approximately $47,000 and $66,000, respectively. Cash activities for the current and prior periods were attributable to purchases of common stock for treasury.

Capital Resources

Our current liquid cash resources as of November 30, 2012, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our primary significant source of cash generation. In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $7,001,089 at November 30, 2012.

Recent Accounting Pronouncements

During the six months ended November 30, 2012, there were no recent issuances of accounting pronouncements as compared to those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012, that are of significance, or have potential material significance to us.

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

Adverse Changes In The Financial Condition Of Our Joint Venture Partner, TPL, Could Have A Significant And Adverse Effect On Us.

While we are not privy to the financial condition of our joint venture partner, TPL or its affiliate, Alliacense, several factors could have a negative effect on TPL’s or Alliacense’s financial condition, such as the decline in MMP Portfolio license revenue and increased MMP Portfolio related litigation costs. Additionally, the adverse outcome of known current contract litigation against TPL and other factors to which we are not privy while not impacting us directly, may impact us indirectly to the extent the licensing program is negatively affected. In the event that one or more of the foregoing adversely affects TPL’s or Alliacense’s financial condition, TPL and or Alliacense’s ability to continue to aggressively pursue the licensing of the MMP Portfolio on behalf of PDS could be severely impacted which would in turn adversely affect our revenue and cash flow.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of November 30, 2012, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of November 30, 2012, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our patent litigation with TPL and Alliacense Ltd. in the United States District Court for the Northern District of California against Barco, N.V., as described in Item 3 – “Legal Proceedings” in our Annual Report, was dismissed with prejudice on November 30, 2012 based on mutual agreement.

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

Several respondents (Garmin and Sierra Wireless) moved for termination of the litigation based on an alleged violation of the duty of candor. The ITC judge rejected that motion in an order dated December 18, 2012.

Item 1A. Risk Factors

Please see Part I, Item 2, above, for our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2006, our Board of Directors authorized a stock repurchase program. We commenced the program in July 2006 and plan to repurchase outstanding shares of our common stock on the open market from time to time. As part of the program, we purchased 319,406 shares of our common stock at an aggregate cost of $32,804 during the three months ended November 30, 2012.

Following is a summary of all repurchases by us of our common stock during the three month period ended November 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
September 1 – 30, 2012	103,906	$0.12	103,906
October 1 – 31, 2012	170,500	$0.10	170,500
November 1 – 30, 2012	45,000	$0.09	45,000
Total	319,406	$0.10	319,406

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
2.1

Agreement and Plan of Merger dated August 4, 2008, among Patriot Scientific Corporation, PTSC Acquisition 1 Corp, Crossflo Systems, Inc. and the Crossflo principal officers, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed August 11, 2008 (Commission file No. 000-22182)

3.1

Original Articles of incorporation of Patriot Scientific Corporation’s predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18, (Commission file No. 33-23143-FW)

3.2

Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18, (Commission file No. 33-23143-FW)

3.3

Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on March 24, 1992, incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

33

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

DATED: January 14, 2013	PATRIOT SCIENTIFIC CORPORATION /S/ CLIFFORD L. FLOWERS Clifford L. Flowers Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)

