Form 10-Q
period 2013-02-28
PATRIOT SCIENTIFIC CORP
filed 2013-04-15
CIK 836564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

On April 10, 2013, 405,172,405 shares of common stock, par value $0.00001 per share were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of February 28, 2013 (unaudited) and May 31, 2012	3
Condensed consolidated Statements of Operations for the three and nine months ended February 28, 2013 and February 29, 2012 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the nine months ended February 28, 2013 and February 29, 2012 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	6-22
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-35
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	35
ITEM 4. Controls and Procedures	35
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	36
ITEM 1A. Risk Factors	36
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
ITEM 3. Defaults Upon Senior Securities	37
ITEM 4. Mine Safety Disclosures	37
ITEM 5. Other Information	37
ITEM 6. Exhibits	37-39

SIGNATURES

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	February 28, 2013	May 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,878,216	$4,699,174
Restricted cash and cash equivalents	20,992	20,913
Current portion of marketable securities	2,341,871	2,907,106
Accounts receivable – affiliated company	10,285	–
Prepaid expenses and other current assets	71,800	225,077
Current assets of discontinued operations	2,010	7,273
Total current assets	7,325,174	7,859,543

Marketable securities, net of current portion	–	229,045
Property and equipment, net	5,734	7,536
Other assets	3,036	–
Non-current assets of discontinued operations	33,000	42,000
Total assets	$7,366,944	$8,138,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,727	$239,546
Accrued expenses and other	55,578	64,643
Income taxes payable	–	2,513
Total current liabilities	90,305	306,702

Cumulative losses in excess of investment in affiliated company	854,618	740,824
Total liabilities	944,923	1,047,526

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,167,618 shares issued and 405,172,405 shares outstanding at February 28, 2013 and 438,167,618 shares issued and 405,735,958 shares outstanding at May 31, 2012	4,381	4,381
Additional paid-in capital	77,330,935	77,330,935
Accumulated deficit	(56,508,901)	(55,897,464)
Common stock held in treasury, at cost – 32,995,213 shares and 32,431,660 shares at February 28, 2013 and May 31, 2012, respectively	(14,404,394)	(14,347,254)
Total stockholders’ equity	6,422,021	7,090,598
Total liabilities and stockholders’ equity	$7,366,944	$8,138,124

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Operating expenses:
Selling, general and administrative	$345,111	$623,375	$975,344	$1,546,836
Total operating expenses	345,111	623,375	975,344	1,546,836

Other income (expense):
Interest income	4,995	4,614	13,165	12,918
Other income	26,250	–	217,618	1,000
Realized recovery on marketable securities	–	40,054	55,873	79,058
Equity in earnings (loss) of affiliated company	(601,929)	(105,000)	75,666	(632,551)
Total other income (expense), net	(570,684)	(60,332)	362,322	(539,575)

Loss from continuing operations before income taxes	(915,795)	(683,707)	(613,022)	(2,086,411)

Benefit for income taxes	(2,826)	(4,304)	(113)	(1,104)

Loss from continuing operations	(912,969)	(679,403)	(612,909)	(2,085,307)

Income (loss) from discontinued operations, net	1,248	(566,722)	1,472	(1,229,268)

Net loss	$(911,721)	$(1,246,125)	$(611,437)	$(3,314,575)

Basic and diluted loss per common share:
Loss from continuing operations	$–	$–	$–	$(0.01)
Income (loss) from discontinued operations	$–	$–	$–	$–
Net loss	$–	$–	$–	$(0.01)

Weighted average number of common shares outstanding-basic and diluted	402,396,196	403,247,828	402,576,876	403,826,335

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	February 28, 2013	February 29, 2012

Operating activities:
Net loss	$(611,437)	$(3,314,575)
Less: Net income (loss) from discontinued operations	1,472	(1,229,268)
Loss from continuing operations	(612,909)	(2,085,307)
Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Depreciation	1,934	2,394
Accrued interest income added to investments	(6,668)	(4,092)
Equity in (earnings) loss of affiliated company	(75,666)	632,551
Realized recovery on sale of marketable securities	(55,873)	(79,058)
Loss on disposal of fixed assets	2,036	736
Changes in operating assets and liabilities:
Receivable from affiliated company	126,983	1,135,136
Prepaid expenses and other current assets	150,241	159,544
Income taxes payable	(2,513)	(1,281,576)
Accounts payable and accrued expenses	(213,884)	(266,753)
Net cash used in operating activities of continuing operations	(686,319)	(1,786,425)
Net cash provided by operating activities of discontinued operations	15,735	19,373
Net cash used in operating activities	(670,584)	(1,767,052)

Investing activities:
Proceeds from sales of marketable securities	5,502,541	2,531,867
Purchases of marketable securities	(4,645,799)	(2,549,000)
Purchase of property and equipment	(2,168)	(1,996)
Investment in affiliated company	(1,097,808)	(100,000)
Distributions from affiliated company	1,150,000	–
Net cash provided by (used in) investing activities	906,766	(119,129)

Financing activities:
Repurchase of common stock for treasury	(57,140)	(101,777)
Net cash used in financing activities	(57,140)	(101,777)

Net increase (decrease) in cash and cash equivalents	179,042	(1,987,958)
Cash and cash equivalents, beginning of period	4,699,174	8,453,665
Cash and cash equivalents, end of period	$4,878,216	$6,465,707
Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$2,400	$–
Cash receipts from income tax refunds	$–	$907,588

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented.  Operating results for the nine month period ended February 28, 2013 are not necessarily indicative of the results that may be expected for the year ending May 31, 2013.

Subsequent events have been evaluated through the issuance date of these unaudited condensed consolidated financial statements.

Basis of Consolidation

The condensed consolidated balance sheets at February 28, 2013 and May 31, 2012 include our accounts and those of our wholly owned subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated statements of operations for the three and nine months ended February 28, 2013 and February 29, 2012 includes our accounts, and those of our wholly owned subsidiary PDSG which includes Crossflo, and our inactive subsidiary Plasma Scientific Corporation.  All significant intercompany accounts and transactions have been eliminated.

PDSG is being presented as discontinued operations in the condensed consolidated statements of operations for all periods presented.  See “Discontinued Operations” below for additional information.

Reclassification

Certain amounts presented in the prior period’s condensed consolidated financial statements related to discontinued operations and interest and other income have been reclassified to conform to the current period’s presentation.  Certain amounts presented in the prior period’s condensed consolidated statement of cash flows related to realized recovery on sale of marketable securities and proceeds from the sale of marketable securities have been reclassified to conform to the current period’s presentation.

Our investments in certificates of deposit have been reclassified from Level 1 to Level 2 in the fair value measurements table (see Note 2).

Discontinued Operations and Assets Held for Sale

On February 17, 2012, our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows.  In accordance with authoritative guidance we have classified the assets, liabilities, operations and cash flows of PDSG as discontinued operations for all periods presented.  During March 2012, we entered into an interim agreement with the purchaser of the assets of PDSG which required the purchaser to pay PDSG $93,450 to subsidize the April 2012 expenses of PDSG during the sale transaction negotiations. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years.  At February 28, 2013, the loss on the asset sale of PDSG is approximately $6,300.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Discontinued Operations and Assets Held for Sale (continued)

Summarized operating results of discontinued operations for the three and nine months ended February 28, 2013 and February 29, 2012 are as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$–	$(2,279)	$–	$179,871
Gross profit (loss)	$–	$(4,337)	$–	$132,416
Operating loss from discontinued operations	$(761)	$(552,164)	$(3,222)	$(1,215,219)
Other income from discontinued operations	$–	$–	$–	$509
Gain (loss) on sale of discontinued operations	$2,009	$(14,558)	$4,694	$(14,558)
Income (loss) before income taxes	$1,248	$(566,722)	$1,472	$(1,229,268)
Income (loss) from discontinued operations	$1,248	$(566,722)	$1,472	$(1,229,268)

PDSG activity for the three and nine months ended February 28, 2013 consists of operating expenses for: legal, insurance, taxes and bank fees offset by PDSG royalty revenues.

The following table summarizes the carrying amount at February 28, 2013 and May 31, 2012 of the major classes of assets and liabilities of PDSG classified as discontinued operations:

	February 28, 2013	May 31, 2012
Current assets:
Other current assets	$2,009	$7,273
	$2,009	$7,273

Long-lived assets:
Other receivable	$33,000	$42,000
	$33,000	$42,000

Liquidity and Management’s Plans

To the extent cash shortfalls are experienced by Phoenix Digital Solutions, LLC (“PDS”) it will have an adverse effect on our liquidity. During fiscal 2012, we contributed $650,000 in additional capital to PDS, in order to fund a portion of a legal retainer.  During the nine months ended February 28, 2013, we and Technology Properties Limited, Inc. (“TPL”) each contributed $1,097,808 to fund the remaining portions of the legal retainer and the operations of PDS.  During November 2012, December 2012 and February 2013, we received distributions from PDS of $625,000, $350,000 and $175,000, respectively. We have determined that it is in the best interests of the Moore Microprocessor Patent (“MMP”) licensing program that we contribute our 50% share of additional capital to PDS for its operating expenses when license revenues received by PDS are insufficient to pay such expenses.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Liquidity and Management’s Plans (continued)

As the litigation with HTC Corporation, and Acer, Inc., in the United States District Court for the Northern District of California (“U.S. District Court”), and the actions with the U.S. International Trade Commission (“ITC”) Investigation No. 337-TA-853 progress, PDS is incurring significant third-party costs for expert testimony, depositions and other related legal costs.  While the costs going forward for legal representation are principally under a contingency arrangement and the need for litigation support and the associated costs from Alliacense Limited, LLC (“Alliacense”, an affiliate of TPL) is expected to decrease, these third-party costs remain significant.  We will be required to make capital contributions to PDS for these costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

Our current liquid cash resources as of February 28, 2013, are expected to provide the funds necessary to support our operations through at least the next twelve months.  The cash flows from our interest in PDS represent our only significant source of cash generation. In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $7,220,087 at February 28, 2013.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code (see Note 8).  We have been appointed to the creditors’ committee and will be closely monitoring the progress in this matter as it relates to our interest in PDS. In the event that we provide funding to PDS that is not reciprocated by TPL, which would result in our having a larger ownership percentage in PDS, we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.  If we determine that it is appropriate to consolidate PDS, we would measure the assets, liabilities and noncontrolling interests of PDS at their fair values at the date that we have the controlling financial interest.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

PDS, as an unconsolidated equity investee, recognizes revenue from technology license agreements at the time a contract is entered into, the license method is determined (paid-in-advance or on-going royalty), obligations under the license agreement are satisfied, and the realization of revenue is assured which is generally upon the receipt of the license proceeds. PDS may at times enter into license agreements whereby contingent revenues are recognized as one or more contractual milestones are met.

At February 28, 2013 and May 31, 2012, our share of loss in PDS exceeds our investment in PDS by $854,618 and $740,824, respectively. These amounts are recorded as “Cumulative losses in excess of investment in affiliated company” on our condensed consolidated balance sheets at February 28, 2013 and May 31, 2012, due to our and TPL’s intent to fund the working capital requirements of PDS.

At February 28, 2013 and May 31, 2012, our investment in PDS is presented as a liability pursuant to accounting principles generally accepted in the United States of America.  In the event our investment in PDS was to reflect an asset balance, we would review our investment in an affiliated company to determine whether events or changes in circumstances indicate that an asset carrying amount may not be recoverable. The primary factors we would consider in our determination are the financial condition, operating performance and near term prospects of the investee. If the decline in value is deemed to be other than temporary, we would recognize an impairment loss.

Earnings Per Share

Basic net loss per share for continuing and discontinued operations includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share for continuing and discontinued operations reflect the potential dilution of securities that could share in the earnings of an entity.

For the three and nine months ended February 28, 2013 and February 29, 2012 potential common shares of 825,000 and 2,450,000, respectively, related to our outstanding options were not included in the calculation of diluted loss per share for continuing and discontinued operations as we recorded a loss. Had we reported net income for the three months ended February 28, 2013 and February 29, 2012, an additional 825,000 and 0, respectively, shares of common stock would have been included in the calculation of diluted income per share for continuing and discontinued operations. Had we reported net income for the nine months ended February 28, 2013 and February 29, 2012, an additional 650,000 and 0, respectively, shares of common stock would have been included in the calculation of diluted income per share for continuing and discontinued operations.

In connection with our acquisition of Crossflo, which is now a part of PDSG, we issued escrow shares that are contingent upon certain representations and warranties made by Crossflo at the time of the merger agreement (see Note 6).  We exclude these escrow shares from the basic loss per share calculations. Had we reported net income for the three and nine months ended February 28, 2013 and February 29, 2012, the escrowed shares would have been included in the diluted income per share calculations.

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

Restricted cash and cash equivalents at February 28, 2013 and May 31, 2012 consist of deposits in a savings account required to be held as collateral for our corporate credit card.

At February 28, 2013 and May 31, 2012, the current portion of our investments in certificates of deposit in the amount of $2,341,871 and $2,907,106, respectively, consists of the par value plus accrued interest of our certificates of deposit.  At May 31, 2012, the non-current portion of our investments in certificates of deposit in the amount of $229,045 consists of the par value plus accrued interest of our certificates of deposit.  Our investments in certificates of deposit are classified as held-to-maturity.  At February 28, 2013 and May 31, 2012, the fair value of these investments approximates their cost basis.

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

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at February 28, 2013 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	February 28,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$554,903	$554,903	$–	$–
Money market funds	1,573,860	1,573,860	–	–
Certificates of deposit	2,749,453	–	2,749,453	–
Restricted cash	20,992	20,992	–	–
Marketable securities:
Short-term:
Certificates of deposit	2,341,871	–	2,341,871	–
Total	$7,241,079	$2,149,755	$5,091,324	$–

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

Beginning in fiscal 2011, we purchased certificates of deposit with varying maturity dates greater than three months.  The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of February 28, 2013:

	February 28, 2013
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$2,749,453	$–	$2,749,453
Due in one year or less	$2,341,871	$–	$2,341,871

The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2012:

	May 31, 2012
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$2,061,973	$–	$2,061,973
Due in one year or less	$2,907,106	$–	$2,907,106
Due in one year or more	$229,045	$–	$229,045

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

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

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There has not been a third management committee member since May 2010, nor are there any current attempts to seek a replacement member. Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. Since there is currently not a third member of the management committee, working capital contributions made to PDS require the approval of both management committee members. During the nine months ended February 28, 2013 we and TPL each contributed $1,097,808 to fund the remaining portions of the legal retainer and the operations of PDS.  Distributable cash and allocation of profits and losses have been allocated to the members in the priority defined in the LLC Agreement.

Pursuant to our June 7, 2005 agreement with PDS and TPL to license the MMP Portfolio (“Commercialization Agreement”), PDS had committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by TPL on behalf of PDS. During the nine months ended February 28, 2013 and February 29, 2012, PDS expensed $185,000 and $1,500,000, respectively, pursuant to this commitment. These expenses are recorded in the accompanying PDS statements of operations presented below.  These expenses concluded with the execution of the July 11, 2012 Licensing Program Services Agreement (the “Program Agreement”).

PDS reimburses TPL for payment of all legal and third-party expert fees and other related third-party costs and other expenses, although the majority of third-party costs are paid directly by PDS. During the nine months ended February 28, 2013 and February 29, 2012, PDS expensed $2,593,099 and $5,412,451, respectively, pursuant to the agreement.  While as a result of the fee arrangement with current litigation counsel we expect the attorney fees of PDS to decrease substantially from fiscal year end 2012 levels, we also expect some offsetting increase for other litigation related costs as the actions before the U.S. District Court and the ITC move forward.  These expenses are recorded in the accompanying PDS statements of operations presented below.

On July 11, 2012, we entered into the Program Agreement executed by PDS, TPL, PTSC, and Alliacense and an Agreement (the “TPL Agreement”) with TPL. Pursuant to the Program Agreement, PDS engaged Alliacense to negotiate MMP portfolio licenses and to pursue claims against violators of the MMP portfolio on behalf of PDS, TPL, and the Company. The Program Agreement continues through the useful life of the MMP portfolio patents. Pursuant to the TPL Agreement, we and TPL agreed to certain allocations of obligations in connection with the engagement of Alliacense.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

On July 17, 2012, we entered into an Agreement with PDS and TPL whereby we agreed to certain additional allocations of obligations relating to the Program Agreement.

Pursuant to the Program Agreement, PDS has committed to Alliacense a quarterly amount of $500,000 which represents the licensing services fees due Alliacense, subject to a contingency arrangement which provides for a percentage on future revenues, for its efforts to secure licensing agreements on behalf of PDS. These payments can be capped at $2,000,000 pursuant to six-month notice from PDS, at which time the PDS management committee will review and decide the warranting of future payments. These payments replace the quarterly amounts previously paid to TPL pursuant to the Commercialization Agreement. During the three and nine months ended February 28, 2013 PDS expensed $500,000 and $1,315,000, respectively pursuant to this contingency commitment. These expenses are recorded in the accompanying PDS statement of operations for the three and nine months ended February 28, 2013 presented below.

Pursuant to the Program Agreement, PDS has committed to pay Alliacense litigation support fees relating to Alliacense’s special work and effort regarding internal costs related to MMP maintenance and litigation support including support in the U.S. District Court and the complaints filed on behalf of TPL, PDS and us with the ITC.  During the three and nine months ended February 28, 2013, PDS expensed $297,596 and $1,751,117, respectively, pursuant to this commitment.  Future litigation support payments to Alliacense relating to the ITC litigation are subject to a contingency arrangement which provides for a percentage of future recoveries in these actions. These expenses are recorded in the accompanying PDS statement of operations for the three and nine months ended February 28, 2013 presented below.

During January 2013, TPL and Moore settled their litigation. Terms of the settlement include the payment by PDS to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever comes first. Per terms of the agreement PDS paid Moore $150,000 on the settlement date and will pay Moore $16,667 per month from July through December 2013 and $20,833 per month beginning January 2014 through December 2016.  Terms of the settlement also require Moore to receive an advisory seat on the PDS Operating Committee effective February 1, 2013.

We are accounting for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’ net loss during the three months ended February 28, 2013 of $601,929 as a decrease in our investment. We have recorded our share of PDS’ net income during the nine months ended February 28, 2013 of $75,666 as an increase in our investment. We have recorded PDS’ net loss during the three and nine months ended February 29, 2012 of $105,000 and $632,551, respectively, as a decrease in our investment.  During the nine months ended February 28, 2013, we received cash distributions of $1,150,000. We received no cash distributions for the nine months ended February 29, 2012. These distributions have been recorded as a decrease in our investment.

During the fiscal year ended May 31, 2012, we accounted for an advance of $227,268 for legal services, which are reimbursable by PDS as equity in loss of PDS, under the equity method of accounting given that this amount remained unreimbursed at May 31, 2012. During the fiscal year ended May 31, 2012, we advanced PDS $10,000 for legal services and received $100,000 in payment on previous advances. During the three months ended November 30, 2012 we received a total of $229,157 which represented the balance due us on legal services advanced to PDS in prior fiscal periods. During December 2012, we received approximately $7,012 from PDS for legal services incurred during the three months ended November 30, 2012. At February 28, 2013, our receivable from PDS of $10,285 represents advances for February 2013 legal services.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

At February 28, 2013 and May 31, 2012, our share of loss in PDS exceeded our investment in PDS by $854,618 and $740,824, respectively.  These amounts are recorded as “Cumulative losses in excess of investment in affiliated company” on our condensed consolidated balance sheets at February 28, 2013 and May 31, 2012.

We have recorded our share of PDS’ net income and loss for the nine months ended February 28, 2013 and February 29, 2012 as “Equity in earnings (loss) of affiliated company” in the accompanying condensed consolidated statements of operations.

During the three and nine months ended February 28, 2013, PDS entered into licensing agreements with third parties, pursuant to which PDS recognized revenues of $0 and $4,820,000, respectively.

During the three and nine months ended February 28, 2013, PDS recognized revenues of $1,500,000 for license agreements previously entered into by TPL.

During the three and nine months ended February 29, 2012, TPL entered into licensing agreements with third parties, pursuant to which PDS recognized revenues of $2,452,000 and $3,009,300, respectively.

At February 28, 2013, PDS had a prepaid balance to Alliacense of $500,000 for advance payment of the March 1, 2013 quarterly payment.  At February 28, 2013, PDS had accounts payable balances of approximately $1,340,169, $215,219, and $10,000 to TPL, Alliacense, and PTSC, respectively. At May 31, 2012, PDS had accounts payable and accrued expense balances of approximately $1,340,169 and $137,000 to TPL and PTSC, respectively.

Variable Interest Entity Disclosures

At April 10, 2013, PDS’ cash and cash equivalents balance was $1,093.

For the period June 1, 2012 through February 28, 2013, we and TPL each contributed $1,097,808 to fund the operations of PDS.

Our variable interest in PDS consists of 50% of PDS’ Members Deficit of $(854,618) as well as the accounts payable balance due us of $10,285 for a total of $(864,903) at February 28, 2013.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code (see Note 8).  We have been appointed to the creditors’ committee and will be closely monitoring the progress in this matter as it relates to our interest in PDS. In the event that we provide funding to PDS that is not reciprocated by TPL, which would result in our having a larger ownership percentage in PDS, we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.  If we determine that it is appropriate to consolidate PDS, we would measure the assets, liabilities and noncontrolling interests of PDS at their fair values at the date that we have the controlling financial interest.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

PDS’ balance sheets at February 28, 2013 and May 31, 2012 and statements of operations for the three and nine months ended February 28, 2013 and February 29, 2012 are as follows:

Balance Sheets

ASSETS:

	February 28, 2013	May 31, 2012
	(Unaudited)	(Audited)
Cash and cash equivalents	$383,253	$1,003,489
Prepaid expenses	761,352	–
Total assets	$1,144,605	$1,003,489

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT):

	February 28, 2013	May 31, 2012
	(Unaudited)	(Audited)
Related party payables and accrued expenses	$2,853,840	$2,747,883
LLC tax payable	–	11,790
Members’ equity (deficit)	(1,709,235)	(1,756,184)
Total liabilities and members’ equity (deficit)	$1,144,605	$1,003,489

Statements of Operations

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$1,500,000	$2,452,000	$6,320,000	$3,009,300
Expenses	2,703,857	2,621,953	6,168,668	7,360,877
Operating income (loss)	(1,203,857)	(169,953)	151,332	(4,351,577)
Net income (loss)	$(1,203,857)	$(169,953)	$151,332	$(4,351,577)

PDS Related Party Balances And Transactions

Balances with related parties as of February 28, 2013 (unaudited) and May 31, 2012 are summarized as follows:

	February 28, 2013	May 31, 2012
Assets:		$–
Prepaid expenses (Advances to Alliacense)	$500,000

Liabilities:
Related party payables (TPL) (1)	$1,340,169	$1,340,169
Related party payables (Alliacense)	$215,219	$–

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Transactions with related parties for the three and nine months ended February 28, 2013 and February 29, 2012 are as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Expenses paid or accrued (TPL) (2), (3)	$1,675,247	$2,615,653	$2,778,099	$6,912,451

Expenses paid or accrued (Alliacense)	$797,596	$–	$3,066,117	$–

(1)	Pursuant to the terms of the Commercialization Agreement, PDS will reimburse TPL for the payment of all legal and third party expert fees and other related third party costs and expenses upon TPL’s submission of documentation supporting that payment by them has occurred.

(2)	Included in TPL expenses are legal costs of $1,670,850 and $1,825,503 for the three months ended February 28, 2013 and February 29, 2012, respectively paid directly by PDS to third parties (see below).

(3)	Included in TPL expenses are legal costs of $2,560,361 and $2,261,867 for the nine months ended February 28, 2013 and February 29, 2012, respectively paid directly by PDS to third parties (see below).

Significant Contractual Legal Relationship

PTSC through its unconsolidated affiliate, PDS has incurred legal fees from an unrelated law firm and legal subcontractors to provide substantial legal services for the commercialization of the MMP portfolio of microprocessor patents.

Accounts payable balances due this law firm and legal subcontractors as of February 28, 2013 and May 31, 2012 were $1,286,666 and $0, respectively.

Transactions with this law firm and legal subcontractors for the three and nine months ended February 28, 2013 and February 29, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Legal costs	$1,670,850	$1,825,503	$2,560,361	$2,261,867

Contractual Commitments

In January 2013, PDS entered into a contractual commitment with a related party entity to provide consulting services at a cost of $250,000 per year for a duration of four years or the completion of all outstanding MMP litigation, whichever comes first.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

For the three and nine months ended February 28, 2013, PDS expensed $150,000 and $150,000, respectively, related to this agreement.

In connection with the Program Agreement, PDS is required to make payments to Alliacense of $500,000 no later than three days prior to the start of each calendar quarter. Such payments are non-accountable and non-recoupable, but are offset against the licensing series fees owed to Alliacense pursuant to the Program Agreement. Upon six months notice to Alliacense, and in conjunction with a proportionate reduction in the scope of the Project Description, as defined, PDS may determine to implement a maximum of advances not-yet-offset of $2,000,000.

4.   Income Taxes

We have determined that it was not more likely than not that all of our deferred tax assets will be realized in the future due to our continuing pre-tax and taxable losses.  As a result of this determination we have placed a full valuation allowance against our deferred tax assets.  There have been no changes to our determination during the current fiscal year.

5.   Stockholders’ Equity

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market.  As part of the program we purchased 563,553 and 1,578,616 shares of our common stock at an aggregate cost of $57,140 and $101,777 during the nine months ended February 28, 2013 and February 29, 2012, respectively.

Equity Transactions

The following table summarizes equity transactions during the nine months ended February 28, 2013:

	Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amounts	Capital	Deficit	Stock

Balance June 1, 2012	405,735,958	$4,381	$77,330,935	$(55,897,464)	$(14,347,254)
Repurchase of common stock for treasury	(563,553)	–	–	–	(57,140)
Net loss	–	–	–	(611,437)	–
Balance February 28, 2013	405,172,405	$4,381	$77,330,935	$(56,508,901)	$(14,404,394)

Stock Option Activity

As of February 28, 2013, we had 825,000 fully vested options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.10 to $0.12 per share expiring through 2015.

During the nine months ended February 29, 2012, we recorded $14,968 of share-based compensation expense related to vesting of stock options granted to PDSG employees.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

Share-based Compensation

Summary of Assumptions and Activity

The fair value of share-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant.  No stock options were granted during the three and nine months ended February 28, 2013 and February 29, 2012.

A summary of option activity as of February 28, 2013 and changes during the nine months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2012	2,360,838	$0.26
Options granted	–	$–
Options exercised	–	$–
Options forfeited/expired	(1,535,838)	$0.34
Options outstanding at February 28, 2013	825,000	$0.10	1.98	$6,500
Options vested and expected to vest at February 28, 2013	825,000	$0.10	1.98	$6,500
Options exercisable at February 28, 2013	825,000	$0.10	1.98	$6,500

There were no options granted or exercised during the nine months ended February 28, 2013 or February 29, 2012.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.11 per share on February 28, 2013) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.11) on February 28, 2013.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

The following table summarizes employee share-based compensation for PDSG for the three and nine months ended February 28, 2013 and February 29, 2012, which was recorded in loss from discontinued operations, net as follows:

	Three Months Ended February 28,	Nine Months Ended February 28,	Three Months Ended February 29,	Nine Months Ended February 29,
	2013	2013	2012	2012
Research and development - PDSG	$–	$–	$483	$1,450
Selling, general and administrative expense - PDSG	–	–	4,472	13,518
Total	$–	$–	$4,955	$14,968

6.  Commitments and Contingencies

Litigation

Patent Litigation

On February 8, 2008, we, TPL and Alliacense Ltd. were named as defendants in separate lawsuits filed in the United States District Court for the Northern District of California by HTC Corporation, and Acer, Inc., and affiliated entities of each of them.  (Those cases were related, and are referred to herein as the “N.D. Cal. Case”).

The Acer case seeks declaratory relief that its products do not infringe enforceable claims of the '336, ‘749, '148, and '890 patents.  The HTC case similarly seeks declaratory relief that its products do not infringe enforceable claims of those patents. We allege counterclaims for patent infringement of the '336, '749, '148 and '890 patents against Acer and HTC in the N.D. Cal. Case.

The Court issued a first claim construction ruling in the N.D. Cal. Case on June 12, 2012, which preserved our ability to proceed on our infringement claims against Acer and HTC.  Thereafter, Chief Judge James Ware retired and the N.D. Cal. Case was reassigned to Magistrate Judge Paul S. Grewal, who held a supplemental claim construction hearing on November 30, 2012.  Judge Grewal then issued a supplemental claim construction ruling on December 5, 2012, which preserved our ability to proceed with our infringement claims. Judge Grewal has set the N.D. Cal. Case for jury trial starting on September 23, 2013.  However, the N.D. Cal. Case is currently stayed under 11 U.S.C. § 362(a) due to a filing under Chapter 11 by TPL. TPL has asked the bankruptcy court to lift the stay of the N.D. Cal. Case; and believes that the stay will likely be lifted by no later than April 24, 2013.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

Certain respondents moved for a stay of the 853 Investigation pending resolution of patent ownership and standing issues that are the subject of a pending lawsuit against TPL.  The ITC judge denied that motion in an order dated April 4, 2013.

Several respondents (Garmin and Sierra Wireless) also moved for termination of the 853 Investigation based on an alleged violation of the duty of candor. The ITC judge rejected that motion in an order dated December 18, 2012.

The ITC judge conducted a claim construction hearing on March 5, 2013, and is expected to issue a Markman ruling by no later than May 3, 2013. In addition, the 853 Investigation is currently set for a two week trial beginning on June 3, 2013.  All of the District Court Actions against the new parties (i.e., all respondents other than Acer and HTC) are currently stayed pending resolution of the 853 Investigation.

401(k) Plan

Patriot has a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. Patriot matches 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Patriot’s participants vest 33% per year over a three year period in their matching contributions. Patriot’s matching contributions during the three months ended February 28, 2013 and February 29, 2012 were $2,739 and $4,592, respectively.  Patriot’s matching contributions during the nine months ended February 28, 2013 and February 29, 2012 were $7,584 and $13,357, respectively.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

7. Segment Information

Prior to the quarter ended February 29, 2012, we operated in two segments. PDSG was reflected as a separate reporting unit. On April 30, 2012, we sold substantially all of the assets of PDSG and we have classified PDSG as discontinued operations (see Note 1). As a result, we now operate in one segment.

8.  Subsequent Events

On March 20, 2013, TPL, our joint venture partner in PDS, filed a petition under Chapter 11 of the United States Bankruptcy Code. A creditors’ committee has been formed and we are a member of the committee. We intend to pursue all options to protect the financial condition and operations of PTSC and PDS and have retained legal counsel to represent our interests. Due to the recent timing of the TPL bankruptcy, we are unable to estimate the outcome, if any, on its financial condition or results of operations.

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

Overview

In June 2005, we entered into a series of agreements with TPL and others to facilitate the pursuit of unlicensed users of our intellectual property. In October 2011, we settled litigation with TPL that was initiated by us over matters related to the management of the MMP Portfolio.  In July 2012, we entered into additional agreements with TPL, PDS and the TPL affiliate Alliacense in furtherance of the management and commercialization of the MMP Portfolio.  The July 2012 Agreements (“July 2012 Agreements”) paved the way for an aggressive litigation strategy subsequently initiated on July 24, 2012 whereby Alliacense filed parallel actions with the ITC and in the U.S. District Court against multiple companies alleged to be infringers of the MMP portfolio.  We believe that the significant investment in legal effort and costs incurred to date at PDS, in addition to this expanded litigation strategy, is necessary for the protection of our interests in the MMP portfolio and its future success. We intend to continue our joint venture with TPL to pursue license agreements with unlicensed users of our technology. We believe that continuing to work through TPL and its affiliate Alliacense, as compared to pursuing other alternatives, including creating and using our own licensing team for those activities, avoids a competitive devaluation of our principal assets and is a prudent way to achieve the desired results as we seek to obtain fair value from users of our intellectual property.

During fiscal 2012 and through the date of this filing, we and TPL each contributed $1,747,808 to fund the working capital of PDS.  To the extent MMP portfolio license proceeds are insufficient; we expect working capital contributions to PDS to continue in the future.  Cash shortfalls currently experienced by PDS will have an adverse effect on our liquidity. To date, we have determined that it is in the best interests of the MMP licensing program that we contribute our 50% share of additional capital to PDS to provide for PDS litigation support payments to Alliacense, in the event license revenues received by PDS are insufficient to meet these needs.

On April 10, 2013 PDS’ cash balance was $1,093.  Management’s plans for the continued operation of PDS rely on the ability of Alliacense to obtain license agreements to cover the operational costs of PDS.   The November 30, 2012 fiscal quarter notwithstanding, PDS has experienced a decline in licensing revenues and has experienced an increase in legal costs due to the patent litigation actions currently in progress although as a result of the fee arrangement with current litigation counsel we expect the legal costs of PDS to decrease substantially from fiscal year end 2012 levels.

As the litigation with HTC Corporation, and Acer, Inc., in the U.S. District Court, and the actions with the ITC Investigation No. 337-TA-853 progress, PDS is incurring significant third-party costs for expert testimony, depositions and other related legal costs.  While the costs going forward for legal representation are principally under a contingency arrangement and the need for litigation support and the associated costs from Alliacense is expected to decrease, these third-party costs remain significant.  We will be required to make capital contributions to PDS for these costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code (see Note 8).  We have been appointed to the creditors’ committee and will be closely monitoring the progress in this matter as it relates to our interest in PDS. In the event that we provide funding to PDS that is not reciprocated by TPL, which would result in our having a larger ownership percentage in PDS, we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.  If we determine that it is appropriate to consolidate PDS, we would measure the assets, liabilities and noncontrolling interests of PDS at their fair values at the date that we have the controlling financial interest.

The results of PDSG, which was previously reported as a separate business segment, is being presented as income (loss) from discontinued operations, net in the condensed consolidated statements of operations for all periods presented.

Discontinued Operations and Assets Held for Sale

On February 17, 2012, our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows.  In accordance with authoritative guidance we have classified the assets, liabilities, operations and cash flows of PDSG as discontinued operations for all periods presented.  During March 2012, we entered into an interim agreement with the purchaser of the assets of PDSG which required the purchaser to pay PDSG $93,450 to subsidize the April 2012 expenses of PDSG during the sale transaction negotiations. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years.  At February 28, 2013, the loss on the asset sale of PDSG is approximately $6,300.

Summarized operating results of discontinued operations for the three and nine months ended February 28, 2013 and February 29, 2012 are as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$–	$(2,279)	$–	$179,871
Gross profit (loss)	$–	$(4,337)	$–	$132,416
Operating loss from discontinued operations	$(761)	$(552,164)	$(3,222)	$(1,215,219)
Other income from discontinued operations	$–	$–	$–	$509
Gain (loss) on sale of discontinued operations	$2,009	$(14,558)	$4,694	$(14,558)
Income (loss) before income taxes	$1,248	$(566,722)	$1,472	$(1,229,268)
Income (loss) from discontinued operations	$1,248	$(566,722)	$1,472	$(1,229,268)

PDSG activity for the three and nine months ended February 28, 2013 consists of operating expenses for:  legal, insurance, taxes and bank fees offset by PDSG royalty revenues.

The following table summarizes the carrying amount at February 28, 2013 and May 31, 2012 of the major classes of assets and liabilities of PDSG classified as discontinued operations:

	February 28, 2013	May 31, 2012
Current assets:
Other current assets	$2,009	$7,273
	$2,009	$7,273

Long-lived assets:
Other receivable	$33,000	$42,000
	$33,000	$42,000

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

PDS, as an unconsolidated equity investee,  recognizes revenue from technology license agreements at the time a contract is entered into, the license method is determined (paid-in-advance or on-going royalty), obligations under the license agreement are satisfied, and the realization of revenue is assured which is generally upon the receipt of the license proceeds.  PDS may at times enter into license agreements whereby contingent revenues are recognized as one or more contractual milestones are met.

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

5.           Assessment of Contingent Liabilities

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

Results of Operations

Comparison of the Three Months Ended February 28, 2013 and Three Months Ended February 29, 2012.

	Three months ended
	February 28, 2013	February 29, 2012
Selling, general and administrative	$345,111	$623,375

Selling, general and administrative expenses decreased from approximately $623,000 for the three months ended February 29, 2012 to approximately $345,000 for the three months ended February 28, 2013.  The decrease consisted primarily of approximately $122,000 in legal and related fees primarily associated with the Crossflo officers legal matter in fiscal 2012, $72,000 in salaries and related payroll costs and approximately $53,000 in investor relations fees due to the fact that the 2011 annual meeting was held in February 2012 and the 2012 annual meeting will be held in April 2013.

	Three months ended
	February 28, 2013	February 29, 2012
Other income (expense):
Interest income	$4,995	$4,614
Other income	26,249	–
Realized recovery on marketable securities	–	40,054
Equity in loss of affiliated company	(601,929)	(105,000)
Total other expense, net	$(570,685)	$(60,332)

Our other income (expenses) for the three months ended February 28, 2013 and February 29, 2012 included equity in the loss of PDS of approximately $(602,000) and $(105,000), respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the increasing legal costs and decreasing licensing revenue for the current period.

	Three months ended
	February 28, 2013	February 29, 2012
Loss from continuing operations before income taxes	$(915,795)	$(683,707)

Loss from continuing operations before income taxes increased from approximately $(684,000) for the three months ended February 29, 2012 to approximately $(916,000) for the three months ended February 28, 2013 primarily due to the change in equity in loss of PDS.

Benefit for income taxes

During the three months ended February 28, 2013 and February 29, 2012, we recorded a benefit for income taxes related to federal and California taxes of approximately $(2,800) and $(4,300), respectively.

Net loss

Our net loss for the three months ended February 28, 2013 and February 29, 2012, was $(911,721) and $(1,246,125), respectively.

Comparison of the Nine Months Ended February 28, 2013 and Nine Months Ended February 29, 2012.

	Nine months ended
	February 28, 2013	February 29, 2012
Selling, general and administrative	$975,344	$1,546,836

Selling, general and administrative expenses decreased from approximately $1,547,000 for the nine months ended February 29, 2012 to approximately $975,000 for the nine months ended February 28, 2013.  The decrease consisted primarily of approximately $336,000 in legal and related fees of which approximately $145,000 was associated with  the Crossflo officers legal matter in fiscal 2012, and approximately $92,000 recorded as a credit stemming from PDS’ reimbursement to PTSC in the current nine month period for legal costs incurred for the benefit of PDS that were originally expensed by us principally during the nine month period ending February 29, 2012, $74,000 in consulting fees due to the sale of the PDSG assets in fiscal 2012, $59,000 in salaries and related payroll costs and approximately $52,000 in investor relations fees due to the fact that the 2011 annual meeting was held in February 2012 and the 2012 annual meeting will be held in April 2013.

	Nine months ended
	February 28, 2013	February 29, 2012
Other income (expense):
Interest income	$13,165	$12,918
Other income	217,618	1,000
Realized recovery on marketable securities	55,873	79,058
Equity in earnings (loss) of affiliated company	75,666	(632,551)
Total other income (expense), net	$362,322	$(539,575)

Our other income (expenses) for the nine months ended February 28, 2013 and February 29, 2012 included equity in the earnings (loss) of PDS of approximately $76,000 and $(633,000), respectively.  Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is primarily due to the increase in licensing revenue during the current fiscal year. Included in realized recovery on marketable securities for the nine months ended February 28, 2013 and February 29, 2012 is approximately $56,000 and $79,000, respectively, of recovery on the $600,879 realized loss on sale of marketable securities relating to our auction rate securities recognized during the fiscal year ended May 31, 2011.  Through February 2013, we have received proceeds totaling $403,325 relating to the recovery of our fiscal 2011 realized loss. Also included in interest and other income for the nine months ended February 28, 2013 is the one time receipt of proceeds associated with the settlement of certain litigation unrelated to our patent portfolio.

	Nine months ended
	February 28, 2013	February 29, 2012
Loss from continuing operations before income taxes	$(613,022)	$(2,086,411)

Loss from continuing operations before income taxes decreased from  approximately ($2,086,000) for the nine months ended February 29, 2012 to approximately $(613,000) for the nine months ended February 28, 2013 due to the change in equity in earnings of PDS and decrease in operating expenses.

Benefit for income taxes

During the nine months ended February 28, 2013 and February 29, 2012, we recorded a benefit for income taxes related to federal and California taxes of approximately $(100) and $(1,100), respectively.

Net loss

Our net loss for the nine months ended February 28, 2013 and February 29, 2012, was $(611,437) and $(3,314,575), respectively.

Results of Discontinued Operations

Comparison of the Three Months Ended February 28, 2013 and Three Months Ended February 29, 2012.

	Three months ended
	February 28, 2013		February 29, 2012
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue:
License and service revenue	$–	–	$(2,279)	100.0%
Cost of sales:
License and service revenue	–	–	2,058	–
Gross loss	$–	–	$(4,337)	–

Revenue consisted of software licenses and associated services relating to PDSG’s CDX product.  Cost of sales included the direct time of PDSG employees on each project.

	Three months ended
	February 28, 2013	February 29, 2012
Research and development	$–	$279,514

Research and development costs consisted of PDSG’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of PDSG’s software product.  For the three months ended February 29, 2012, approximately $500 of share-based compensation was recorded in connection with vesting of employee stock options.

	Three months ended
	February 28, 2013	February 29, 2012
Selling, general and administrative	$761	$268,313

Selling, general and administrative expenses decreased from approximately $268,000 for the three months ended February 29, 2012 to approximately $800 for the three months ended February 28, 2013 due to the sale of substantially all of the assets of PDSG in April 2012.  For the three months ended February 29, 2012 approximately $4,500 of share-based compensation was recorded in connection with vesting of employee stock options.

	Three months ended
	February 28, 2013	February 29, 2012
Other income:
Interest and other income	$2,009	$–
Total other income	$2,009	$–

Interest and other income for the three months ended February 28, 2013 of approximately $2,000 consists of royalties earned for the period.  On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years.

	Three months ended
	February 28, 2013	February 29, 2012
Operating income (loss)	$1,248	$(552,164)

Operating loss decreased from approximately $(552,000) for the three months ended February 29, 2012 to operating income of approximately $1,200 for the three months ended February 28, 2013 due to the sale of substantially all of the assets of PDSG in April 2012.

Income (Loss) from Discontinued Operations, Net

We recorded net income from discontinued operations for the three months ended February 28, 2013 of $1,248 and a net loss from discontinued operations for the three months ended February 29, 2012 of $(566,722).

Comparison of the Nine Months Ended February 28, 2013 and Nine Months Ended February 29, 2012.

	Nine months ended
	February 28, 2013		February 29, 2012
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue:
License and service revenue	$–	–	$179,871	100.0%
Cost of sales:
License and service revenue	–	–	47,455	26.4%
Gross profit	$–	–	$132,416	73.6%

Revenue consisted of software licenses and associated services relating to PDSG’s CDX product. Cost of sales included the direct time of PDSG employees on each project.

	Nine months ended
	February 28, 2013	February 29, 2012
Research and development	$–	$600,466

Research and development costs consisted of PDSG’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of PDSG’s software product. For the nine months ended February 29, 2012, approximately $1,500 of share-based compensation was recorded in connection with vesting of employee stock options.

	Nine months ended
	February 28, 2013	February 29, 2012
Selling, general and administrative	$3,222	$747,169

Selling, general and administrative expenses decreased from approximately $747,000 for the nine months ended February 29, 2012 to approximately $3,000 for the nine months ended February 28, 2013 due to the sale of substantially all of the assets of PDSG in April 2012.  For the nine months ended February 29, 2012 approximately $13,500 of share-based compensation was recorded in connection with vesting of employee stock options.

	Nine months ended
	February 28, 2013	February 29, 2012
Other income:
Interest and other income	$4,694	$509
Total other income	$4,694	$509

Interest and other income for the nine months ended February 28, 2013 of approximately $4,700 consists of royalties earned for the period.  On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years.

	Nine months ended
	February 28, 2013	February 29, 2012
Operating income (loss)	$1,472	$(1,215,219)

Operating loss decreased from approximately $(1,215,000) for the nine months ended February 29, 2012 to operating income of approximately $1,500 for the nine months ended February 28, 2013 due to the sale of substantially all of the assets of PDSG in April 2012.

Income (Loss) from Discontinued Operations, Net

We recorded net income from discontinued operations for the nine months ended February 28, 2013 of $1,472 and a net loss from discontinued operations for the nine months ended February 29, 2012 of $(1,229,268).

Liquidity and Capital Resources

Liquidity

Our cash and short-term investment balances decreased from approximately $7,606,000 as of May 31, 2012 to approximately $7,220,000 as of February 28, 2013. We also have restricted cash balances amounting to approximately $21,000 as of May 31, 2012 and February 28, 2013. Total current assets decreased from approximately $7,860,000 as of May 31, 2012 to approximately $7,325,000 as of February 28, 2013. Total current liabilities amounted to approximately $307,000 and approximately $90,000 as of May 31, 2012 and February 28, 2013, respectively.  The change in our working capital position as of February 28, 2013 as compared with May 31, 2012 results primarily from our capital contributions to and distributions from PDS.

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

To the extent cash shortfalls are experienced by PDS it will have an adverse effect on our liquidity. During fiscal 2012, we contributed $650,000 in additional capital to PDS in order to fund a portion of a legal retainer.  During the nine months ended February 28, 2013, we and TPL each contributed $1,097,808 to fund the remaining portions of the legal retainer and the operations of PDS.  During November 2012, December 2012 and February 2013, we received distributions from PDS of $625,000, $350,000 and $175,000, respectively. We have determined that it is in the best interests of the MMP licensing program that we contribute our 50% share of additional capital to PDS for its operating expenses when license revenues received by PDS are insufficient to pay such expenses.

As the litigation with HTC Corporation, and Acer, Inc., in the U.S. District Court, and the actions with the ITC Investigation No. 337-TA-853 progress, PDS is incurring significant third-party costs for expert testimony, depositions and other related legal costs.  While the costs going forward for legal representation are principally under a contingency arrangement and the need for litigation support and the associated cost from Alliacense is expected to decrease, these third-party costs remain significant.  We will be required to make capital contributions to PDS for these costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

Our current liquid cash resources as of February 28, 2013, are expected to provide the funds necessary to support our operations through at least the next twelve months.  The cash flows from our interest in PDS represent our only significant source of cash generation. In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $7,220,087 at February 28, 2013.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code (see Note 8).  We have been appointed to the creditors’ committee and will be closely monitoring the progress in this matter as it relates to our interest in PDS. In the event that we provide funding to PDS that is not reciprocated by TPL, which would result in our having a larger ownership percentage in PDS, we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements. If we determine that it is appropriate to consolidate PDS, we would measure the assets, liabilities and noncontrolling interests of PDS at their fair values at the date that we have the controlling financial interest.

Cash Flows From Operating Activities

Cash used in operating activities of continuing operations was approximately $686,000 and $1,786,000 for the nine months ended February 28, 2013 and February 29, 2012, respectively. The principal components of the current period amount were the net loss from continuing operations of approximately $613,000 and changes in accounts payable and accrued expenses of approximately $214,000. These decreases were primarily offset by changes in the receivable from affiliated company of approximately $127,000 and changes in prepaid expenses and other current assets of approximately $150,000. The principal components of the prior period are the prior period net loss from continuing operations and changes in accounts payable and accrued expenses, offset by the loss in earnings of affiliated company and changes in the receivable from affiliated company.

Cash provided by operating activities of discontinued operations for the nine months ended February 28, 2013 and February 29, 2012 was approximately $16,000 and $19,000, respectively.  The change is attributed to the sale of the PDSG assets in April of 2012.

Cash Flows From Investing Activities

Cash provided by investing activities of continuing operations for the nine months ended February 28, 2013 was approximately $907,000.  Cash used in investing activities of continuing operations for the nine months ended February 29, 2012 was approximately $119,000. Cash activities for the current period were primarily attributable to purchases and sales of marketable securities and capital contributions to and distributions from PDS.  Cash activities for the prior period were attributable to purchases and sales of marketable securities.

Cash Flows From Financing Activities

Cash used in financing activities for the nine months ended February 28, 2013 and February 29, 2012 was approximately $57,000 and $102,000, respectively. Cash activities for the current and prior periods were attributable to purchases of common stock for treasury.

Capital Resources

Our current liquid cash resources as of February 28, 2013, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation. In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $7,220,087 at February 28, 2013.

Recent Accounting Pronouncements

During the nine months ended February 28, 2013, there were no recent issuances of accounting pronouncements as compared to those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012, that are of significance, or have potential material significance to us.

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

We May Be Required To Fund Our Joint Venture’s Legal Costs.

On March 20, 2013 TPL filed a petition under Chapter 11 of the United States Bankruptcy Code.  While TPL’s petition does not affect the licensing agreement between PDS and Alliacense, PDS has incurred increased third-party legal costs as the litigation with HTC Corporation, and Acer, Inc., in the U.S. District Court, and the actions with the ITC Investigation No. 337-TA-853 progress.  If PDS does not receive sufficient licensing revenues to pay these expenses, we may be required to pay these expenses. In the event the cost of the U.S. District Court and ITC Investigation actions exceeds our ability to fund these efforts, our options for additional sources of financing may be limited.

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

In the event that one or more of these lawsuits regarding the MMP Portfolio are not resolved in our favor, such outcome (or lack of an outcome) could weaken the MMP Portfolio which would have a negative effect on PDS's ability to procure future license revenues and, therefore, adversely affect PDS's and our cash flows.

We Are Dependent On A Single Law Firm To Defend And Enforce Our Intellectual Property Rights.

A single law firm has been engaged to defend and enforce our intellectual property rights.  Any significant interruption in their services, or the loss of their services for any reason, would have a material adverse effect on our ability to defend and prosecute such lawsuits and, therefore, have a material adverse effect on our business, financial condition and result of operations.  The law firm’s services could be disrupted for a variety of reasons, and any disruption would have a material adverse effect on our business. Our inability to engage the services of a new law firm in a timely manner could have a substantial negative effect on our business.

Disruptions In The Debt And Equity Markets Will Have An Adverse Effect On Our Ability To Obtain Funding.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of February 28, 2013, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of February 28, 2013, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2006, our Board of Directors authorized a stock repurchase program.  We commenced the program in July 2006 and plan to repurchase outstanding shares of our common stock on the open market from time to time.  As part of the program, we purchased 83,438 shares of our common stock at an aggregate cost of $10,079 during the three months ended February 28, 2013.

Following is a summary of all repurchases by us of our common stock during the three month period ended February 28, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs

December 1 – 31, 2012	–	$–	–
January 1 – 31, 2013	20,000	$0.12	20,000
February 1 – 28, 2013	63,438	$0.12	63,438
Total	83,438	$0.12	83,438

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

37

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

38

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

39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT SCIENTIFIC CORPORATION

DATED: April 15, 2013	By:	/s/ CLIFFORD L. FLOWERS
CLIFFORD L. FLOWERS
Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)

40