Form 10-K
period 2013-05-31
PATRIOT SCIENTIFIC CORP
filed 2013-08-23
CIK 836564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐   NO ☒

Approximate aggregate market value of the registrant’s common stock held by non-affiliates on November 30, 2012 was $48,453,498 based on a closing price of $0.12 as reported on the OTC Electronic Bulletin Board system. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

On August 16, 2013, 405,247,405 shares of common stock, par value $0.00001 per share were outstanding.

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

Our Technology

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

Our Partners and Affiliates

Phoenix Digital Solutions, LLC. On June 7, 2005, we entered into a Master Agreement (the “Master Agreement”) with TPL, and Charles H. Moore, an individual (“Moore”). We, TPL and Moore were parties to certain lawsuits filed by us alleging infringement (the “Infringement Litigation”) of seven U.S. patents issued dating back to 1989 on our microprocessor technology (the “Microprocessor Patents”) and a lawsuit also filed by us alleging claims for declaratory judgment for determination and correction of inventorship of the Microprocessor Patents (the “Inventorship Litigation”). The transactions described in the Master Agreement and related agreements (the “Transactions”) included the settlement or dismissal of the Inventorship Litigation.

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

Pursuant to the Commercialization Agreement, PDS granted to TPL the exclusive right to grant licenses and sub-licenses of the Microprocessor Patents and to pursue claims against violators of the Microprocessor Patents, in each case, on behalf of PDS, us, TPL and Moore, and TPL agreed to use reasonable best efforts to commercialize the Microprocessor Patents in accordance with a mutually agreed business plan. Pursuant to the Commercialization Agreement, PDS agreed to a reimbursement policy with regard to TPL’s expenses incurred in connection with the commercialization of the Microprocessor Patents. All proceeds generated by TPL in connection with the commercialization of the Microprocessor Patents were paid directly to PDS. From the inception of the Commercialization Agreement to May 31, 2013, gross license revenues to PDS totaled $301,522,535.

Pursuant to the Master Agreement, we and TPL entered into the Limited Liability Company Operating Agreement of PDS (“LLC Agreement”). We and TPL each own 50% of the membership interests of PDS, and each have the right to appoint one member of the not to exceed three (3) member management committee. The two (2) current appointees are required to select a mutually acceptable third member of the management committee. There has not been a third management committee member since May 2010. Pursuant to the LLC Agreement, we and TPL must each contribute to the working capital of PDS and at the discretion of PDS’ management committee we may be obligated to make future contributions in equal amounts in order to maintain a working capital fund. The LLC Agreement provides that PDS shall indemnify its members, managers, officers and employees, to the fullest extent permitted by applicable law, for any liabilities incurred as a result of their involvement with PDS, if the person seeking indemnification acted in good faith and in a manner reasonably believed to be in the best interest of PDS.

On July 11, 2012, we entered into a Licensing Program Services Agreement (the “Program Agreement”) with PDS, TPL, and Alliacense Limited, LLC (“Alliacense”, an affiliate of TPL) creating an amendment to the Commercialization Agreement, and an Agreement (the “TPL Agreement”) with TPL. Pursuant to the Program Agreement, PDS engaged Alliacense to negotiate Moore Microprocessor Patent (“MMP”) portfolio licenses and to pursue claims against violators of the MMP portfolio on behalf of PDS, TPL, and the Company. The Program Agreement continues through the useful life of the MMP portfolio patents. Pursuant to the TPL Agreement, we and TPL agreed to certain allocations of obligations in connection with the engagement of Alliacense.

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

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee and will be closely monitoring the progress in this matter as it relates to our interest in PDS. If we provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.

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

As of the date of this filing, we have four unexpired U.S. patents issued dating back to 1997 on our microprocessor technology. These patents will expire between 2014 and 2015. We also have three European and two Japanese patents all expiring in 2016. We also have three U.S. patents, six European, and one Japanese patent all of which expired between August 2009 and June 2013. These patents, while expired, may have certain retrospective statutory benefits that will fully diminish six years after the patent expiration date (e.g. for the expired U.S. patents).

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

There can be no assurance that any patents will be issued from future applications or that any patents that are issued will provide meaningful protection or other commercial advantages to us. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful.

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

Employees

At May 31, 2013, we have three employees. All employees are full time. We also engage consultants and part-time persons, as needed.

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

We May Be Required To Fund Our Joint Venture’s Legal Costs.

On March 20, 2013 TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. While TPL’s petition does not at present affect the licensing agreement between PDS and Alliacense, PDS has incurred increased third-party legal costs as the litigation with HTC Corporation, and Acer, Inc., in the U.S. District Court, and the actions with the ITC Investigation No. 337-TA-853 progress. If PDS does not receive sufficient licensing revenues to pay these expenses, we may be required to pay these expenses. In the event the cost of the U.S. District Court and ITC Investigation actions exceeds our ability to fund these efforts, our options for additional sources of financing may be limited.

We Have Reported Licensing Income In Prior Fiscal Years Which May Not Be Indicative Of Our Future Income.

We have entered into license agreements through our joint venture with TPL and have reported income from the joint venture for the fiscal years 2006 to 2011 and 2013. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, and the possible effect of new judicial interpretations of patent laws, we may not receive revenues from such agreements in the future consistent with amounts received in the past, and we may not receive future revenues from license agreements at all.

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

Our Joint Venture Is At Risk For Going Concern And An Inability To Meet Certain Obligations.

PDS, our joint venture with TPL, which received a going concern opinion in its May 31, 2013, 2012 and 2011 financial statements, has experienced significant declines in revenues while at the same time incurring significant legal costs associated with pending litigation with companies which we allege have infringed on our patent portfolio. Terms of the July 2012 licensing agreement with Alliacense will require TPL and us to fund PDS in the event PDS does not generate enough licensing revenue to cover the licensing and litigation support fees of Alliacense.

PDS’ licensing revenues have declined over recent years to a point where PDS’ ability to make future payments is in substantial doubt unless licensing revenues substantially increase in the near term. In the event that PDS does not have the funds to pay one or more of the aforementioned costs we and TPL must decide whether to contribute additional capital to PDS to fund such payments and due to TPL’s bankruptcy filing, we may be required to pay these expenses.

Our Microprocessor Patents Are In The Process Of Expiring.

We have four unexpired U.S. patents, two of which will expire in 2014 and two of which will expire in 2015, and three European and two Japanese patents expiring in 2016. We also have three U.S. patents, six European, and one Japanese patent all of which expired between August 2009 and June 2013. While expired patents may have certain retrospective statutory benefits, their value as assets for licensing and cash generation is significantly diminished.

A Successful Challenge To Our Intellectual Property Rights Could Have A Significant And Adverse Effect On Us.

A successful challenge to our ownership of our technology or the proprietary nature of our intellectual property could materially damage our business prospects. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. With respect to our core technologies, we currently have four unexpired U.S., three European and two Japanese patents issued. Any issued patent may be challenged and invalidated. Any claims allowed from existing patents may not be of sufficient scope or strength to provide significant protection. Our competitors may also be able to design around our patents.

Vigorous protection and pursuit of intellectual property rights or positions characterize the fiercely competitive semiconductor industry, which has resulted in significant and often protracted and expensive litigation. Therefore, our competitors and others may assert that our technologies infringe on their patents or proprietary rights. Persons we believe are infringing our patents are likely to vigorously defend their actions and assert that our patents are invalid. Problems with patents or other rights could result in significant costs, and limit future license revenue. If infringement claims against us are deemed valid or if our infringement claims are successfully opposed, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions or to defend against infringement claims. From time to time parties have petitioned the USPTO to re-examine certain of our patents. An adverse decision in litigation or in the re-examination process could have a very significant and adverse effect on our business.

We are party to multiple lawsuits regarding the MMP Portfolio. See footnote 9 to our consolidated financial statements and Part I, Item 3. “Legal Proceedings” in this Report on Form 10-K for more information.

In the event that one or more of these lawsuits regarding the MMP Portfolio are not resolved in our favor, such outcome (or lack of an outcome) could significantly weaken the MMP Portfolio which would have a negative affect on PDS' ability to generate future license revenues and, therefore, adversely affect PDS' and our cash flows.

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

A Change In Our Relationship With PDS Could Change The Way We Account For Our Interest In The Future.

For our investment in PDS accounted for under the equity method, we record as part of other income or expense our share of the increase or decrease in the equity of this company in which we have invested. It is possible that, in the future, our relationships and/or our interests in or with this equity method investee could change. Such potential future changes could result in consolidation of such entity which could result in changes in our reported results.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1B.	PROPERTIES

We currently lease 1,371 square feet of office space located at 701 Palomar Airport Road, Suite 170, Carlsbad, California. The lease expires January 31, 2014.

The current floor space provides adequate and suitable facilities for all of our corporate functions.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

On February 8, 2008, we, TPL and Alliacense Ltd. were named as defendants in separate lawsuits filed in the United States District Court for the Northern District of California by HTC Corporation, and Acer, Inc., and affiliated entities of each of them. (Those cases are deemed related and are referred to herein as the “N.D. Cal. Case”). HTC and Acer seek declaratory relief that their products do not infringe enforceable claims of the '336 patent. We allege counterclaims for patent infringement of the '336 and '890 patents as to certain of their products.

The Court issued a first claim construction ruling in the N.D. Cal. Case on June 12, 2012, which preserved our ability to proceed on our infringement claims against Acer and HTC. Thereafter, Chief District Judge James Ware retired and the N.D. Cal. case was reassigned to Magistrate Judge Paul S. Grewal, who held a supplemental claim construction hearing on November 30, 2012. Judge Grewal then issued a supplemental claim construction ruling on December 5, 2012, which preserved our ability to proceed with our infringement claims. Judge Grewal considered a number of motions challenging our claims on August 13, 2013 but has not yet ruled on them. The N.D. Cal. case is set for a jury trial starting on September 23, 2013.

On July 24, 2012 complaints were filed on behalf of us, TPL, and PDS against Acer, Inc., Amazon.com, Inc., Barnes & Noble, Inc., Garmin, Ltd., HTC Corporation, Huawei Technologies Co., Ltd., Kyocera Corporation, LG Electronics, Nintendo C., Ltd., Novatel Wireless, Inc., Samsung Electronics Co., Ltd., Sierra Wireless, Ltd. and ZTE Corporation with the U.S. International Trade Commission ("ITC") (ITC Investigation No. 337-TA-853, or the “853 Investigation”) alleging infringement of the ‘336 patent. We also filed new parallel proceedings in the U.S. District Court for the Northern District of California alleging infringement of the ‘749, ‘890 and ‘336 patents against Amazon.com Inc., Barnes & Noble Inc., Garmin Ltd., Huawei Technologies Co. Ltd., Kyocera Corporation, LG Electronics, Nintendo Co. Ltd., Novatel Wireless Inc., Samsung Electronics Co. Ltd., Sierra Wireless Inc., and ZTE Corporation. We subsequently reached a settlement with Sierra Wireless, Inc. Trial proceedings before the ITC began on June 3, 2013 and concluded the following week. An initial determination is expected from the ITC by September 6, 2013. The target date in the ITC proceeding, in which the ITC could potentially issue an importation ban on infringing products, is January 6, 2014. All of the district court actions against the new parties (i.e., all respondents other than Acer and HTC) are currently stayed pending resolution of the 853 Investigation.

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

The following table sets forth the high and low closing bid quotations for our Common Stock for the fiscal years ended May 31, 2013 and 2012.

	BID QUOTATIONS
	HIGH	LOW
Fiscal Year Ended May 31, 2013
First Quarter	$0.17	$0.08
Second Quarter	$0.12	$0.08
Third Quarter	$0.16	$0.11
Fourth Quarter	$0.15	$0.09

Fiscal Year Ended May 31, 2012
First Quarter	$0.09	$0.05
Second Quarter	$0.09	$0.04
Third Quarter	$0.20	$0.05
Fourth Quarter	$0.17	$0.09

On August 16, 2013 the closing price of our stock was $0.11 and we had approximately 679 stockholders of record. Because most of our Common Stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy

On February 22, 2007, our Board of Directors adopted a semi-annual dividend payment policy, subject to determination by our Board of Directors in light of our financial condition, other possible applications of our available resources, and relevant business considerations. We paid no dividends during the fiscal years ended May 31, 2013 and 2012.

Equity Compensation Plan Information

Our stockholders previously approved our 2006 Stock Option Plan. The following table sets forth certain information concerning aggregate stock options authorized for issuance under our 2006 Stock Option Plan as of May 31, 2013. For a narrative description of the material features of the plan, refer to footnote 7 of our consolidated financial statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plan approved by security holders	750,000	$0.10	9,175,000

At May 31, 2013, there are 9,175,000 shares available for future issuance under our 2006 stock option plan.

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On April 28, 2006 our Board of Directors authorized a stock repurchase program. We commenced the program in July 2006 and plan to repurchase outstanding shares of our Common Stock on the open market from time to time. We repurchased no Common Stock during the fourth quarter of fiscal year 2013.

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

In June 2005, we entered into a series of agreements with TPL and others to facilitate the pursuit of unlicensed users of our intellectual property. In October 2011 we settled litigation with TPL that was initiated by us over matters related to the management of the MMP Portfolio. In July 2012 we entered into additional agreements with TPL, PDS and the TPL affiliate Alliacense in furtherance of the management and commercialization of the MMP Portfolio. The July 2012 agreements paved the way for an aggressive litigation strategy subsequently initiated on July 24, 2012 whereby Alliacense filed parallel actions with the ITC and in U.S. District Court against multiple companies alleged to be infringers of the MMP portfolio. We believe that the significant investment in legal effort and costs incurred to date at PDS, in addition to this expanded litigation strategy, is necessary for the protection of our interests in the MMP portfolio and its future success. We intend to continue our joint venture with TPL to pursue license agreements with unlicensed users of our technology. It has been our belief that continuing to work through TPL and its affiliate Alliacense, as compared to pursuing other alternatives, including creating and using our own licensing team for those activities, avoids a competitive devaluation of our principal assets and is a prudent way to achieve the desired results as we seek to obtain fair value from users of our intellectual property.

During fiscal 2012 and through the date of this filing, we and TPL each contributed $1,747,809 to fund the working capital of PDS. To the extent MMP portfolio license proceeds are insufficient, we expect working capital contributions to PDS to continue in the future. Cash shortfalls currently experienced by PDS will have an adverse effect on our liquidity. To date, we have determined that it is in the best interests of the MMP licensing program that we contribute our 50% share of additional capital to PDS to provide for PDS litigation support payments to Alliacense, in the event license revenues received by PDS are insufficient to meet these needs.

On August 16, 2013 PDS’ cash balance was $206,605. Management’s plans for the continued operation of PDS rely on the ability of Alliacense to obtain license agreements to cover the operational costs of PDS. Notwithstanding the November 30, 2012 and May 31, 2013 fiscal quarters, PDS has experienced a decline in licensing revenues and has experienced significant legal costs due to the patent litigation actions currently in progress. As the litigation with HTC Corporation, and Acer, Inc., in the U.S. District Court, and the actions with the ITC Investigation No. 337-TA-853 progress, PDS is incurring significant third-party costs for expert testimony, depositions and other related legal costs. We will be required to make capital contributions to PDS for these costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee and will be closely monitoring the progress in this matter as it relates to our interest in PDS. If we provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements. If we determine that it is appropriate to consolidate PDS, we would measure the assets, liabilities and noncontrolling interests of PDS at their fair values at the date that we have the controlling financial interest.

On April 30, 2012, substantially all of the assets of PDSG were sold. The results of PDSG, which were previously reported as a separate business segment, are being presented as discontinued operations in the consolidated statements of operations for all periods presented.

Discontinued Operations and Assets Held for Sale

On February 17, 2012 our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows. In accordance with authoritative guidance we have classified the assets, liabilities, operations and cash flows of PDSG as discontinued operations for all periods presented. During March 2012, we entered into an interim agreement with the purchaser of the assets of PDSG which required the purchaser to pay PDSG $93,450 to subsidize the April 2012 expenses of PDSG during the sale transaction negotiations. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years. From April 30, 2012 to May 31, 2013, the gain on the asset sale of PDSG is approximately $4,000.

Summarized operating results of discontinued operations for the fiscal years ended May 31, 2013 and 2012 are as follows:

	May 31, 2013	May 31, 2012
Revenues	$–	$179,871
Gross profit	$–	$132,277
Operating loss from discontinued operations	$(3,224)	$(1,446,690)
Other income from discontinued operations	$–	$93,959
Gain (loss) on sale of discontinued operations	$15,376	$(10,988)
Income (loss) before income taxes	$12,152	$(1,363,719)
Income (loss) from discontinued operations	$12,152	$(1,363,719)

PDSG activity for the fiscal year ended May 31, 2013 consists of operating expenses for: legal, insurance, taxes and bank fees offset by PDSG royalty revenues.

The following table summarizes the carrying amount of the major classes of assets and liabilities of PDSG classified as discontinued operations at May 31, 2013 and May 31, 2012:

	May 31, 2013	May 31, 2012
Current assets:
Other current assets	$40,682	$7,273
	$40,682	$7,273
Long-lived assets:
Other receivable	$–	$42,000
	$–	$42,000

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

PDS, as an unconsolidated equity investee, recognizes revenue from technology license agreements at the time a contract is entered into, the license method is determined (paid-in-advance or on-going royalty), performance obligations under the license agreement are satisfied, and the realization of revenue is assured which is generally upon the receipt of the license proceeds. PDS may at times enter into license agreements whereby contingent revenues are recognized as one or more contractual milestones are met.

We review our investment in PDS to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near term prospects of the PDS. If a decline in value is deemed to be other than temporary, we would recognize an impairment loss.

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

RESULTS OF OPERATIONS

Comparison of fiscal 2013 and 2012

	May 31, 2013	May 31, 2012
Selling, general and administrative	$1,381,430	$1,994,784

Selling, general and administrative expenses decreased from approximately $1,995,000 for the fiscal year ended May 31, 2012 to approximately $1,381,000 for the fiscal year ended May 31, 2013. The decrease consisted primarily of approximately $327,000 in legal fees primarily associated with the Crossflo officers’ legal mater in fiscal 2012, $153,000 in salaries and related payroll costs, and approximately $78,000 in consulting fees.

	May 31, 2013	May 31, 2012
Other income (expense):
Interest income	$17,494	$16,591
Other income	217,618	1,555
Realized recovery on marketable securities	55,873	347,452
Equity in earnings (loss) of affiliated company	2,174,395	(1,828,375)
Total other income (expense), net	$2,465,380	$(1,462,777)

Our other income and (expenses) for the fiscal year ended May 31, 2013 and 2012 included equity in the earnings of PDS of approximately $2,174,000 for the fiscal year ended May 31, 2013 and equity in the loss of PDS of approximately $1,828,000 for the fiscal year ended May 31, 2012. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the increase in licensing revenues during fiscal 2013 as compared to the prior fiscal year. The increase in other income for the fiscal year ended May 31, 2013 as compared to the prior fiscal year is primarily due to the one time receipt of proceeds associated with the settlement of certain litigation unrelated to our patent portfolio. Included in other income and expense for the fiscal years ending May 31, 2013 and 2012 is approximately $56,000 and approximately $347,000, respectively, of recovery on the $600,879 realized loss on sale of marketable securities relating to our auction rate securities recognized during the fiscal year ended May 31, 2011. Through August 2013 we have received proceeds totaling $403,325 relating to the recovery of our fiscal 2011 realized loss.

	May 31, 2013	May 31, 2012
Income (loss) from continuing operations before income taxes	$1,083,950	$(3,457,561)

Income from continuing operations before income taxes of approximately $1,084,000 for the fiscal year ended May 31, 2013 increased from a loss before income taxes of approximately $3,458,000 for fiscal year ended May 31, 2012 primarily due to our current year equity in earnings of PDS.

Benefit for income taxes

During the fiscal years ended May 31, 2013 and 2012, we recorded a benefit for income taxes related to federal and California taxes of approximately $(100) and $(900), respectively.

Results of Discontinued Operations

Comparison of fiscal 2013 and 2012

	May 31, 2013		May 31, 2012
	Dollars	% of Revenue		Dollars
Revenue:
License and service revenue	$–	–	$179,871	100.0%
Cost of sales:
License and service revenue	–	–	47,594	26.5%
Gross profit	$–	–	$132,277	73.5%

Revenue consisted of software licenses and associated services relating to PDSG’s CDX product. Cost of sales included the direct time of PDSG employees on each project.

	May 31, 2013	May 31, 2012
Research and development	$–	$688,599

Research and development costs consisted of PDSG’s payroll and related expenses for software engineers as well as outside contractors retained to assist in the development of PDSG’s software product. For the fiscal year ended May 31, 2012, approximately $1,500 of share-based compensation was recorded in connection with vesting of employee stock options.

	May 31, 2013	May 31, 2012
Selling, general and administrative	$3,224	$890,368

Selling, general and administrative expenses decreased from approximately $890,000 for the fiscal year ended May 31, 2012 to approximately $3,000 for the fiscal year ended May 31, 2013, due to the sale of substantially all of PDSG’s assets in April 2012. For fiscal year ended May 31, 2012, approximately $15,000 of share-based compensation was recorded in connection with vesting of employee stock options.

	May 31, 2013	May 31, 2012
Operating loss	$(3,224)	$(1,446,690)

Operating loss decreased from approximately $(1,447,000) for the fiscal year ended May 31, 2012 to approximately $(3,000) for the fiscal year ended May 31, 2013 primarily due to the sale of substantially all of the assets of PDSG in fiscal 2012.

	May 31, 2013	May 31, 2012
Other income (expense):
Interest and other income	$15,376	$93,959
Loss on sale of company	–	(10,988)
Total other income, net	$15,376	$82,971

Other income decreased for the fiscal year ended May 31, 2013 as compared to the fiscal year ended May 31, 2012 due to the reimbursement of April 2012 operating expenses agreed upon by the purchaser of substantially all of the assets of PDSG included in interest and other income in fiscal 2012.

Income (loss) from discontinued operations, net

We recorded net income from discontinued operations for the fiscal year ended May 31, 2013 of $12,152 consisting of royalty revenue earned under the terms of the asset sale agreement net of residual expenses and a net loss from discontinued operations for the fiscal year ended May 31, 2012 of $(1,363,719).

Net income (loss)

We recorded net income (loss) for the fiscal years ended May 31, 2013 and 2012 of $1,096,215 and $(4,820,405), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash and short-term marketable securities balances increased from approximately $7,606,000 as of May 31, 2012 to approximately $7,767,000 as of May 31, 2013. We also have a restricted cash balance amounting to approximately $21,000 as of May 31, 2013 and 2012. Total current assets increased from approximately $7,860,000 as of May 31, 2012 to approximately $8,040,000 as of May 31, 2013. Total current liabilities amounted to approximately $278,000 and approximately $307,000 as of May 31, 2013 and May 31, 2012, respectively. The change in our working capital position as of May 31, 2013 as compared with May 31, 2012 results primarily from our capital contributions to and distributions from PDS during fiscal 2013.

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

Cash shortfalls currently experienced by PDS will have an adverse effect on our liquidity. During the fiscal year ended May 31, 2012 we and TPL each contributed $650,000 in additional capital to PDS, in order to fund a portion of a legal retainer. During the fiscal year ended May 31, 2013 we and TPL each contributed $1,097,809 in additional capital to fund the operations of PDS. To date we have determined that it is in the best interests of the MMP licensing program that we provide our 50% share of capital to provide for PDS expenses including legal retainer payments, as well as licensing and litigation support payments to Alliacense, in the event license revenues received by PDS are insufficient to meet these needs. We believe it is likely that contributions to PDS to fund working capital will continue to be required.

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

Our current liquid cash resources as of May 31, 2013, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $7,767,350 at May 31, 2013.

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

Cash Flows From Operating Activities

Cash used in operating activities of continuing operations for the fiscal years ended May 31, 2013 and 2012 was approximately $1,031,000 and $2,040,000, respectively. The principal component of the current fiscal year was the equity in earnings of affiliated company of approximately $2,174,000 offset by the net income from continuing operations of approximately $1,084,000. The principal components of the prior fiscal year are the prior year net loss from continuing operations of $3,456,686 offset by the equity in loss of affiliated company of $1,828,375.

Cash provided by operating activities of discontinued operations for the fiscal year ended May 31, 2013 was approximately $21,000 as compared to cash used in operating activities of discontinued operations for the fiscal year ended May 31, 2012 of approximately $362,000. The decrease in cash used in operating activities of discontinued operations for the current fiscal year is due to the sale of substantially all of the assets of PDSG in April 2012.

Cash Flows From Investing Activities

Cash provided by investing activities for the fiscal year ended May 31, 2013 was approximately $3,934,000 as compared to cash used by investing activities for the fiscal year ended May 31, 2012 of approximately $1,228,000. Cash activities for the current fiscal year were primarily attributable to purchases and sales of marketable securities and contributions to and distributions from PDS. Cash activities for the prior fiscal year were primarily attributable to purchases and sales of marketable securities and contributions to PDS.

Cash Flows From Financing Activities

Cash used in financing activities for the fiscal years ended May 31, 2013 and 2012 was approximately $50,000 and $124,000, respectively. For the fiscal years ended May 31, 2013 and 2012, cash of approximately $57,000 and $124,000 was used to purchase our common stock for treasury.

Capital Resources

Our current liquid cash resources as of May 31, 2013, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our primary significant source of cash generation. In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $7,767,350 at May 31, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

None.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2013 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2013.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Director Qualifications – We believe that individuals who serve on our Board should possess the requisite education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and should have the highest ethical standards, a strong sense of professionalism and dedication to serving the interests of our stockholders. The following are qualifications, experience and skills for Board members which are important to our business:

•	Leadership Experience – We seek directors who demonstrate extraordinary leadership qualities. Strong leaders bring vision, diverse perspectives, and broad business insight to the company. They demonstrate practical management experience, skills for managing change, and knowledge of industries, geographies and risk management strategies relevant to the company.

•	Finance Experience – We believe that all directors should possess an understanding of finance and related reporting processes. We also seek directors who qualify as “audit committee financial experts” as defined in rules of the SEC for service on the Audit Committee.

•	Industry Experience – We seek directors who have relevant industry experience including: existing and new technologies, new or expanding businesses and a deep understanding of the Company’s business environments.

The following table and biographical summaries set forth information, including principal occupation, business experience, other directorships and director qualifications concerning the members of our Board of Directors and our executive officer as of May 31, 2013. There is no blood or other familial relationship between or among our directors or executive officer.

NAME	AGE	POSITION and TERM
Carlton M. Johnson, Jr.	53	Director (since August 2001)
Gloria H. Felcyn	66	Director (since October 2002)
Clifford L. Flowers	55	Chief Financial Officer/Secretary (since September 17, 2007) Interim CEO (since October 5, 2009) Director (since January 19, 2011)

CARLTON M. JOHNSON, JR. Carlton Johnson has served as a director of the Company since 2001, and is Chairman of the Executive Committee of the Board of Directors. Mr. Johnson is in-house legal counsel for Roswell Capital Partners, LLC, a position he has held since June 1996. Mr. Johnson has been admitted to the practice of law in Alabama since 1986, Florida since 1982 and Georgia since 1997. He has been a shareholder in the Pensacola, Florida AV- rated law firm of Smith, Sauer, DeMaria Johnson and was President-Elect of the 500 member Escambia-Santa Rosa Bar Association. He also served on the Florida Bar Young Lawyers Division Board of Governors. Mr. Johnson earned a degree in History/Political Science at Auburn University and Juris Doctor at Samford University - Cumberland School of Law. Since 1999, Mr. Johnson has served on the board of directors of Peregrine Pharmaceuticals, Inc., a publicly held emerging bio-tech company, and currently serves as chairman of Peregrine’s board of directors. Mr. Johnson serves as chairman of Peregrine’s audit committee and is a member of Peregrine’s compensation and nominating committees. From May 2009 to March 2012, Mr. Johnson served on the board of directors of CryoPort, Inc. a publicly held company providing cost-efficient frozen shipping to biopharmaceutical and biotechnology industries. Mr. Johnson served as chairman of CryoPort’s compensation committee and as a member of its audit committee and nomination and governance committee. From November 2009 to December 2011, Mr. Johnson served on the board of directors of ECOtality, Inc. a leader in clean electric transportation and storage technologies. Mr. Johnson served on the audit committee and compensation committee of ECOtality.

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

Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during fiscal year 2013.

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

The following table summarizes the compensation of the named executive officers for the fiscal years ended May 31, 2013 and 2012.  For fiscal 2013 and 2012, the named executive officers are our Chief Executive Officer and our Chief Financial Officer.

Summary Compensation Table

For Fiscal Years Ended May 31, 2013 and 2012

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($)(2)	All Other Compensation ($) (3)	Total Compensation ($)
Clifford L. Flowers, Interim	2013	$323,428	$–	$–	$9,989	$333,417
CEO and CFO

Clifford L. Flowers, Interim	2012	310,748	125,500	–	10,398	446,646
CEO and CFO

1.	Mr. Flowers was paid a $125,500 discretionary bonus during fiscal 2012 per his employment contract.

2.	Represents the aggregate grant date fair value of grants awarded in fiscal 2013 and 2012 computed in accordance with authoritative guidance issued by the Financial Accounting Standards Board.

3.	See the All Other Compensation Table below for details of the total amounts represented.

All Other Compensation Table

For Fiscal Years Ended May 31, 2013 and 2012

Name and Principal Position	Year	401(k) Company Match ($)	Total ($)
Clifford L. Flowers, Interim	2013	$9,989	$9,989
CEO and CFO

Clifford L. Flowers, Interim	2012	10,398	10,398
CEO and CFO

The following table shows the number of shares covered by exercisable and un-exercisable options held by our named executive officers as of May 31, 2013.

Outstanding Equity Awards

As of May 31, 2013

Name	Number of Securities Underlying Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date
Clifford L. Flowers	75,000	–	0.10	6/3/2015

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

Director Compensation

As described more fully below, this table summarizes the annual cash compensation for our non-employee directors during the fiscal year ended May 31, 2013.

Director Compensation

For Fiscal Year Ended May 31, 2013

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

At May 31, 2013, the aggregate number of options outstanding was:  Mr. Johnson – 250,000 shares and Ms. Felcyn – 250,000 shares.

Directors who are not our employees are compensated for their service as a director as shown in the table below:

Schedule of Director Fees

May 31, 2013

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

The following table sets forth, as of August 16, 2013, the stock ownership of each of our officers and directors, of all our officers and directors as a group, and of each person known to us to be a beneficial owner of 5% or more of our Common Stock. The number of shares of Common Stock outstanding as of August 16, 2013, was 405,247,405. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. Each individual’s address is 701 Palomar Airport Road, Suite 170, Carlsbad, California 92011-1045.

Name	Amount & Nature of Beneficial Ownership	Percent of Class
Gloria H. Felcyn, CPA	1,501,690 (1)	*
Carlton M. Johnson, Jr.	1,075,000 (2)	*
Clifford L. Flowers	250,000 (3)	*
All directors & officers as a group (3 persons)	2,826,690 (4)	0.70%

*Less than 1%

(1)	Includes 550,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 16, 2013.

(2)	Includes 550,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 16, 2013.

(3)	Includes 175,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 16, 2013.

(4)	Includes 1,275,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 16, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Directors, Executive Officers and Principal Stockholders

There were no transactions, or series of transactions during the fiscal year ended May 31, 2013, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $120,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater stockholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest other than as described below.

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

Audit Fees

During the fiscal years ended May 31, 2013 and 2012, the aggregate fees billed by our principal accountants for professional services rendered for the audit of our annual consolidated financial statements, and reviews of quarterly consolidated financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings were $121,000 and $128,590, respectively.

Audit-Related Fees

None.

Tax Fees

During the fiscal years ended May 31, 2013 and 2012, the aggregate fees billed by our principal accountant for tax compliance, tax advice and tax planning rendered on our behalf were $12,600 and $15,650, respectively, which are related to the preparation of federal and state income tax returns.

All Other Fees

Our principal accountant billed no other fees for the fiscal years ended May 31, 2013 and 2012, except as disclosed above.

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

1.

Financial Statements. The following consolidated financial statements and Report of Independent Registered Public Accounting Firm are included starting on page F-1 of this Report:

Patriot Scientific Corporation

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended May 31, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the Years Ended May 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended May 31, 2013 and 2012

Notes to Consolidated Financial Statements

Phoenix Digital Solutions, LLC

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Balance Sheets as of May 31, 2013 and 2012

Statements of Operations for the Years Ended May 31, 2013 and 2012

Statement of Members’ Equity (Deficit) for the Years Ended May 31, 2013 and 2012

Statements of Cash Flows for the Years Ended May 31, 2013 and 2012

Notes to Financial Statements

2.	Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the consolidated financial statements or notes thereof.

3.	Exhibits. Those exhibits marked with a (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list. Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements.

Exhibit No.	Document
2.1

Agreement and Plan of Merger dated August 4, 2008, among the Company, PTSC Acquisition 1 Corp, Crossflo Systems, Inc. and the Crossflo principal officers, incorporated by reference to Exhibit 99.1 to Form 8-K filed August 11, 2008 (Commission file No. 000-22182)

3.1

Original Articles of incorporation of the Company’s predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, (Commission file No. 33-23143-FW)

3.2

Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18, (Commission file No. 33-23143-FW)

3.3

Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 24, 1992, incorporated by reference to Exhibit 3.3 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.3.1

Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to Form 10-KSB for the fiscal year ended May 31, 1995 (Commission file No. 000-22182)

3.3.2

Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on June 24, 1997, incorporated by reference to Exhibit 3.3.2 to Form 10-KSB for the fiscal year ended May 31, 1997, filed July 18, 1997 (Commission file No. 000-22182)

3.3.3

Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 28, 2000, incorporated by reference to Exhibit 3.3.3 to Registration Statement on Form S-3 filed May 5, 2000 (Commission file No. 333-36418)

3.3.4

Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on May 6, 2002, incorporated by reference to Exhibit 3.3.4 to Form 10-Q for the quarterly period ended February 28, 2009, filed April 9, 2009 (Commission file No. 000-22182)

3.3.5

Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on October 16, 2003, incorporated by reference to Exhibit 3.3.5 to Registration Statement on Form SB-2 filed May 21, 2004 (Commission file No. 333-115752)

3.3.6

Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 29, 2005, incorporated by reference to Exhibit 3.3.6 to Form 10-Q for the quarterly period ended February 28, 2009, filed April 9, 2009 (Commission file No. 000-22182)

3.3.7

Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 14, 2005, incorporated by reference to Exhibit 3.3.7 to Form 10-Q for the quarterly period ended February 28, 2009, filed April 9, 2009 (Commission file No. 000-22182)

3.3.8

Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 18, 2009, incorporated by reference to Exhibit 3.3.8 to Form 10-K for the fiscal year ended May 31, 2009, filed August 14, 2009 (Commission file No. 000-22182)

28

3.4

Articles and Certificate of Merger of Patriot Financial Corporation into the Company dated May 1, 1992, with Agreement and Plan of Merger attached thereto as Exhibit A, incorporated by reference to Exhibit 3.4 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.5	Certificate of Merger issued by the Delaware Secretary of State on May 8, 1992, incorporated by reference to Exhibit 3.5 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)
3.6	Certificate of Merger issued by the Colorado Secretary of State on May 12, 1992, incorporated by reference to Exhibit 3.6 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)
3.7	Bylaws of the Company, incorporated by reference to Exhibit 3.7 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)
3.7.1	Amendment to bylaws of the Company, incorporated by reference to Exhibit 3.7.1 to our Current Report on Form 8-K dated November 4, 2010 (Commission file No. 000-22182)
4.1	Specimen common stock certificate, incorporated by reference to Exhibit 4.1 Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)
4.2†	2006 Stock Option Plan of the Company as amended and restated, incorporated by reference to Appendix C to the Company Proxy Statement filed September 22, 2008 (Commission file No. 000-22182)
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

99.2

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

Patriot Scientific Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Patriot Scientific Corporation

We have audited the accompanying consolidated balance sheets of Patriot Scientific Corporation and subsidiaries (the “Company”) as of May 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Notes 5 and 9, the Company has extensive transactions with Technology Properties Limited, LLC and Alliacense Limited, LLC both related parties. Accordingly, the accompanying consolidated financial statements may not be indicative of the financial position or results of operations that would have occurred had the Company operated without such related party relationships.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patriot Scientific Corporation and subsidiaries as of May 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

August 22, 2013

Patriot Scientific Corporation

Consolidated Balance Sheets

May 31,	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$7,572,887	$4,699,174
Restricted cash and cash equivalents	21,018	20,913
Current portion of marketable securities	194,463	2,907,106
Accounts receivable – affiliated company	16,538	–
Prepaid expenses and other current assets	194,901	225,077
Current assets of discontinued operations	40,682	7,273
Total current assets	8,040,489	7,859,543

Marketable securities, net of current portion	–	229,045
Property and equipment, net	5,078	7,536
Other assets	3,036	–
Investment in affiliated company	366,304	–
Non-current assets of discontinued operations	–	42,000
Total assets	$8,414,907	$8,138,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,213	$239,546
Accrued expenses and other	58,521	64,643
Income tax payable	–	2,513
Total current liabilities	277,734	306,702

Cumulative losses in excess of investment in affiliated company	–	740,824
Total liabilities	277,734	1,047,526

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 405,247,405 shares outstanding at May 31, 2013 and 438,167,618 shares issued and 405,735,958 shares outstanding at May 31, 2012	4,382	4,381
Additional paid-in capital	77,338,434	77,330,935
Accumulated deficit	(54,801,249)	(55,897,464)
Common stock held in treasury, at cost – 32,995,213 shares at May 31, 2013 and 32,431,660 shares at May 31, 2012	(14,404,394)	(14,347,254)
Total stockholders’ equity	8,137,173	7,090,598
Total liabilities and stockholders’ equity	$8,414,907	$8,138,124

See accompanying notes to consolidated financial statements

Patriot Scientific Corporation

Consolidated Statements of Operations

Years Ended May 31,	2013	2012
Operating expenses:
Selling, general and administrative	$1,381,430	$1,994,784
Total operating expenses	1,381,430	1,994,784

Other income (expense):
Interest income	17,494	16,591
Other income	217,618	1,555
Realized recovery on marketable securities	55,873	347,452
Equity in earnings (loss) of affiliated company	2,174,395	(1,828,375)
Total other income (expense), net	2,465,380	(1,462,777)

Income (loss) from continuing operations before income taxes	1,083,950	(3,457,561)

Benefit for income taxes	(113)	(875)

Income (loss) from continuing operations	1,084,063	(3,456,686)

Income (loss) from discontinued operations, net	12,152	(1,363,719)

Net income (loss)	$1,096,215	$(4,820,405)

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$–	$(0.01)
Income (loss) from discontinued operations	$–	$–
Net income (loss)	$–	$(0.01)

Weighted average number of common shares outstanding – basic	402,522,925	403,626,888
Weighted average number of common shares outstanding – diluted	405,425,823	403,626,888

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
Balance, June 1, 2011	407,526,799	$4,381	$77,314,301	$(51,077,059)	$(14,223,037)	$12,018,586
Share-based compensation	–	–	16,634	–	–	16,634
Purchase of common stock for treasury	(1,790,841)	–	–	–	(124,217)	(124,217)
Net loss	–	–	–	(4,820,405)	–	(4,820,405)
Balance, May 31, 2012	405,735,958	4,381	77,330,935	(55,897,464)	(14,347,254)	7,090,598
Exercise of options at $0.10 per share	75,000	1	7,499	–	–	7,500
Purchase of common stock for treasury	(563,553)	–	–	–	(57,140)	(57,140)
Net income	–	–	–	1,096,215	–	1,096,215
Balance, May 31, 2013	405,247,405	$4,382	$77,338,434	$(54,801,249)	$(14,404,394)	$8,137,173

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation

Consolidated Statements of Cash Flows

Years Ended May 31,	2013	2012
Operating activities:
Net income (loss)	$1,096,215	$(4,820,405)
Less: Net income (loss) from discontinued operations	12,152	(1,363,719)
Net income (loss) from continuing operations	1,084,063	(3,456,686)
Adjustments to reconcile net income (loss) before discontinued operations to net cash used in operating activities:
Depreciation	2,590	3,191
Accrued interest income added to investments	(8,270)	(5,641)
Equity in (earnings) loss of affiliated company	(2,174,395)	1,828,375
Realized recovery on sale of marketable securities	(55,873)	(347,452)
Loss on sale of assets	2,036	736
Changes in operating assets and liabilities:
Accounts receivable – affiliated company	120,730	(7,923)
Prepaid expenses and other current assets	27,140	613
Accounts payable, accrued expenses, and other	(26,456)	(55,564)
Income taxes payable	(2,513)	–
Net cash used in operating activities of continuing operations	(1,030,948)	(2,040,351)
Net cash provided by (used in) operating activities of discontinued operations	20,744	(361,774)
Net cash used in operating activities	(1,010,204)	(2,402,125)

Investing activities:
Proceeds from sales of marketable securities	7,651,525	4,616,847
Purchases of marketable securities	(4,645,799)	(5,193,000)
Purchases of property and equipment	(2,168)	(1,996)
Investment in affiliated company	(1,097,809)	(650,000)
Distributions from affiliated company	2,027,808	–
Net cash provided by (used in) investing activities	3,933,557	(1,228,149)

Financing activities:
Repurchase of common stock for treasury	(57,140)	(124,217)
Exercise of stock options	7,500	–
Net cash used in financing activities	(49,640)	(124,217)
Net increase (decrease) in cash and cash equivalents	2,873,713	(3,754,491)
Cash and cash equivalents, beginning of year	4,699,174	8,453,665
Cash and cash equivalents, end of year	$7,572,887	$4,699,174

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$2,400	$–
Cash receipts from income tax refunds	$–	$907,588

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

Reclassification

Certain amounts presented in the prior periods’ consolidated financial statements related to discontinued operations, recovery on marketable securities, and interest and other income have been reclassified to conform to the current period’s presentation.

Liquidity and Management’s Plans

Cash shortfalls currently experienced by PDS will have an adverse effect on our liquidity. During the fiscal year ended May 31, 2012 we and TPL each contributed $650,000 in additional capital to PDS, in order to fund a portion of a legal retainer. During the fiscal year ended May 31, 2013 we and TPL each contributed $1,097,809 in additional capital to fund the operations of PDS. To date we have determined that it is in the best interests of the Moore Microprocessor Patent (“MMP”) licensing program that we provide our 50% share of capital to provide for PDS expenses including legal retainer payments, as well as licensing and litigation support payments to Alliacense Limited, LLC (“Alliacense”, an affiliate of TPL), in the event license revenues received by PDS are insufficient to meet these needs. We believe it is likely that contributions to PDS to fund working capital will continue to be required.

As the litigation with HTC Corporation and Acer, Inc., in the U.S. District Court, and the actions with the ITC Investigation No. 337-TA-853 progress, PDS is incurring significant third-party costs for expert testimony, depositions and other related legal costs. We will be required to make capital contributions to PDS for these costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

Our current liquid cash resources as of May 31, 2013, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $7,767,350 at May 31, 2013.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee and will be closely monitoring the progress in this matter as it relates to our interest in PDS. If we provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements. If we determine that it is appropriate to consolidate PDS, we would measure the assets, liabilities and noncontrolling interests of PDS at their fair values at the date that we have the controlling financial interest.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated balance sheets at May 31, 2013 and 2012 and consolidated statements of operations for the fiscal years ended May 31, 2013 and 2012 includes our accounts and those of our wholly owned subsidiary PDSG which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

PDSG is being presented as discontinued operations in the consolidated statements of operations for all periods presented. See “Discontinued Operations” below for additional information.

Discontinued Operations

On February 17, 2012 our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows. In accordance with authoritative guidance we have classified the assets, liabilities, operations and cash flows of PDSG as discontinued operations for all periods presented. During March 2012, we entered into an interim agreement with the purchaser of the assets of PDSG which required the purchaser to pay PDSG $93,450 to subsidize the April 2012 expenses of PDSG during the sale transaction negotiations. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years. From April 30, 2012 to May 31, 2013, the gain on the asset sale of PDSG is approximately $4,000.

Summarized operating results of discontinued operations for the fiscal years ended May 31, 2013 and 2012 are as follows:

	May 31, 2013	May 31, 2012
Revenues	$–	$179,871
Gross profit	$–	$132,277
Operating loss from discontinued operations	$(3,224)	$(1,446,690)
Other income from discontinued operations	$–	$93,959
Gain (loss) on sale of discontinued operations	$15,376	$(10,988)
Income (loss) before income taxes	$12,152	$(1,363,719)
Income (loss) from discontinued operations	$12,152	$(1,363,719)

PDSG activity for the fiscal year ended May 31, 2013 consists of operating expenses for: legal, insurance, taxes and bank fees offset by PDSG royalty revenues.

The following table summarizes the carrying amount of the major classes of assets and liabilities of PDSG classified as discontinued operations at May 31, 2013 and May 31, 2012:

	May 31, 2013	May 31, 2012
Current assets:
Other current assets	$40,682	$7,273
	$40,682	$7,273
Long-lived assets:
Other receivable	$–	$42,000
	$–	$42,000

Financial Instruments and Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, and investments in marketable securities.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Financial Instruments and Concentrations of Credit Risk (continued)

At times, our balance of cash maintained with our bank may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured limit of $250,000. At May 31, 2013, our cash and cash equivalents balances subject to FDIC insurance exceeded the FDIC limit by $35,084. At May 31, 2013 and 2012, our cash and cash equivalents balance consisting of money market accounts not subject to FDIC insurance was $5,225,176 and $2,559,456, respectively. We limit our exposure of loss by maintaining our cash with financially stable financial institutions. When we have excess cash, our cash equivalents are placed in certificates of deposit and high quality money market accounts with major financial institutions. We believe this investment policy limits our exposure to concentrations of credit risk.

At May 31, 2013 and 2012, investments in marketable securities consist of certificates of deposit with maturities greater than three months. Each certificate of deposit is invested with a financial institution for $245,000 or less so as not to exceed the FDIC insurance limit.

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

Restricted cash and cash equivalents at May 31, 2013 and 2012 consist of a savings account held as collateral for our corporate credit card account.

At May 31, 2013 and 2012 our short-term marketable securities in the amount of $194,463 and $2,907,106 consist of certificates of deposit with various financial institutions, with maturity dates of twelve months or less.

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

PDS, as an unconsolidated equity investee, recognizes revenue from technology license agreements at the time a contract is entered into, the license method is determined (paid-in-advance or on-going royalty), performance obligations under the license agreement are satisfied, and the realization of revenue is assured which is generally upon the receipt of the license proceeds. PDS may at times enter into license agreements whereby contingent revenues are recognized as one or more contractual milestones are met.

We review our investment in PDS to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near term prospects of the PDS. If a decline in value is deemed to be other than temporary, we would recognize an impairment loss.

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

We follow authoritative guidance to evaluate whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. We assess our deferred tax assets annually under more likely than not scenarios in which they may be realized through future income.

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

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

Earnings (Loss) Per Share

Basic earnings per share for continuing and discontinued operations includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share for continuing and discontinued operations reflect the potential dilution of securities that could share in the earnings of an entity.

For the fiscal year ended May 31, 2013 potential common shares of 175,000 related to our outstanding options were not included in the calculation of diluted income per share for continuing and discontinued operations. For the fiscal year ended May 31, 2013, we included the PDSG escrow shares of 2,844,630 in the calculation of diluted income per share for continuing and discontinued operations.

At May 31, 2012 potential common shares of 2,360,838 related to our outstanding options were not included in the calculation of diluted loss per share for continuing and discontinued operations as we recorded a loss. Had we reported net income for the year ended May 31, 2012 an additional 0 shares of common stock would have been included in the calculation of diluted income per share for continuing and discontinued operations.

In connection with our acquisition of Crossflo, which became a part of PDSG, we issued escrow shares that are contingent upon certain representations and warranties made by Crossflo at the time of the merger agreement (see Note 9). We exclude these escrow shares from the basic loss per share calculations and include the escrowed shares in the diluted loss per share calculations.

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Intellectual Property Rights

PDS, our investment in affiliate, relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. PDS currently licenses four unexpired U.S. patents issued dating back to 1997 on our microprocessor technology in addition to three European and two Japanese patents. The U.S. patents will expire between 2014 and 2015 and the European and Japanese patents will expire in 2016. PDS also licenses three U.S. patents, six European, and one Japanese patent all of which expired between August 2009 and June 2013. These patents, while expired, may have certain retrospective statutory benefits that will fully diminish six years after the patent expiration date (e.g. for the expired U.S. patents). The patent useful life for purposes of negotiating licenses is finite and these patents are subject to legal challenges, which in combination with the limited life, could adversely impact the stream of revenues. A successful challenge to the ownership of the technology or the proprietary nature of the intellectual property would materially damage business prospects. Any issued patent may be challenged and invalidated.

3. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash and cash equivalents at May 31, 2013 and 2012 consist of deposits in a savings account required to be held as collateral for our corporate credit card.

At May 31, 2013 and 2012, our current portion of marketable securities in the amount of $194,463 and $2,907,106, respectively, consists of the par value plus accrued interest of our time deposits. At May 31, 2012, our non-current portion of marketable securities in the amount of $229,045 consists of the par value plus accrued interest of time deposits. These marketable securities are classified as available for sale and are reported at fair market value.

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at May 31, 2013 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$197,862	$197,862	$–	$–
Money market funds	5,225,176	5,225,176	–	–
Certificates of deposit	2,149,849	–	2,149,849	–
Restricted cash	21,018	21,018	–	–
Marketable securities:
Short-term:
Certificates of deposit	194,463	–	194,463	–
Total	$7,788,368	$5,444,056	$2,344,312	$–

		Fair Value Measurements at May 31, 2012 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$77,745	$77,745	$–	$–
Money market funds	2,559,456	2,559,456	–	–
Certificates of deposit	2,061,973	–	2,061,973	–
Restricted cash	20,913	20,913	–	–
Marketable securities:
Short-term:
Certificates of deposit	2,907,106	–	2,907,106	–
Long-term:
Certificates of deposit	229,045	–	229,045	–
Total	7,856,238	2,658,114	5,198,124	–

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

Beginning in fiscal 2011, we purchased certificates of deposit with varying maturity dates greater than three months. The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2013:

	May 31, 2013
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$2,149,849	$–	$2,149,849
Due in one year or less	$194,463	$–	$194,463

The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2012:

	May 31, 2012
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$2,061,973	$–	$2,061,973
Due in one year or less	$2,907,106	$–	$2,907,106
Due in one year or more	$229,045	$–	$229,045

4. Property and Equipment

Property and equipment consisted of the following at May 31, 2013 and 2012:

	2013	2012
Computer equipment and software	$28,741	$28,658
Furniture and fixtures	21,176	23,545
	49,917	52,203
Less: accumulated depreciation	(44,839)	(44,667)
Net property and equipment	$5,078	$7,536

Depreciation expense related to property and equipment was $2,590 and $3,191 for the years ended May 31, 2013 and 2012, respectively.

5. Investment in Affiliated Company

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Investment in Affiliated Company (continued)

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There has not been a third management committee member since May 2010. Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. Since there is currently not a third member of the management committee, working capital contributions made to PDS require the approval of both management committee members. On December 14, 2011 we contributed $200,000 and TPL forfeited rights to $200,000 of special litigation support payments due it pursuant to the October 6, 2011 settlement agreement for an in-kind capital contribution of $200,000 in order to fund a portion of a retainer due to newly engaged counsel. On March 23, 2012, April 13, 2012, and May 15, 2012 we and TPL each contributed $150,000, $150,000, and $150,000 to PDS to fund a portion of a retainer due to such counsel. During the fiscal year ended May 31, 2013 we and TPL each contributed $1,097,809 to fund the remaining portions of the legal retainer and the operations of PDS. Distributable cash and allocation of profits and losses have been allocated to the members in the priority defined in the LLC Agreement.

Pursuant to our June 7, 2005 agreement with PDS and TPL to license the MMP Portfolio (“Commercialization Agreement”), PDS had committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by TPL on behalf of PDS. During the fiscal years ended May 31, 2013 and 2012, PDS expensed $185,000 and $2,000,000, respectively, pursuant to this commitment. These expenses are recorded in the accompanying PDS statements of operations presented below. These expenses concluded with the execution of the July 11, 2012 Licensing Program Services Agreement (the “Program Agreement”).

PDS reimburses TPL for payment of all legal and third-party expert fees and other related third-party costs and expenses, and certain internally generated costs as approved on August 17, 2009 and more fully described below. During the fiscal years ended May 31, 2013 and 2012, PDS expensed $3,367,294 and $5,563,594, respectively, to TPL pursuant to the agreement. These expenses are recorded in the accompanying PDS statements of operations presented below net of $376,049 and $491,124, respectively, of legal fee reversals previously expensed and recorded as accounts payable to TPL during the fiscal years ended May 31, 2013 and 2012 as the statute of limitations had expired.

On July 11, 2012, we entered into the Program Agreement with PDS, TPL, and Alliacense, and an Agreement (the “TPL Agreement”) with TPL. Pursuant to the Program Agreement, PDS engaged Alliacense to negotiate MMP portfolio licenses and to pursue claims against violators of the MMP portfolio on behalf of PDS, TPL, and the Company. The Program Agreement continues through the useful life of the MMP portfolio patents. Pursuant to the TPL Agreement, we and TPL agreed to certain allocations of obligations in connection with the engagement of Alliacense.

On July 17, 2012, we entered into an Agreement with PDS, TPL, and Alliacense whereby we agreed to certain additional allocations of obligations relating to the Program Agreement.

Pursuant to the Program Agreement, PDS has committed to Alliacense a quarterly amount of $500,000 which represents the licensing services fees due Alliacense, subject to a contingency arrangement which provides for a percentage on future revenues, for its efforts to secure licensing agreements on behalf of PDS. These payments can be capped at $2,000,000 pursuant to six-month notice from PDS, at which time the PDS management committee will review and decide the warranting of future payments. These payments replace the quarterly amounts previously paid to TPL pursuant to the Commercialization Agreement. During the fiscal year ended May 31, 2013, Alliacense earned $1,858,647 pursuant to this commitment. This expense is recorded in the accompanying PDS statement of operations for the fiscal year ended May 31, 2013 presented below.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Investment in Affiliated Company (continued)

Pursuant to the Program Agreement, PDS has committed to pay Alliacense litigation support fees relating to Alliacense’s special work and effort regarding internal costs related to MMP maintenance and litigation support including support in the U.S. District Court and the complaints filed on behalf of TPL, PDS and us with the ITC. During the fiscal year ended May 31, 2013, PDS expensed $1,786,414 pursuant to this commitment. Future litigation support payments to Alliacense relating to the ITC litigation are subject to a contingency arrangement which provides for a percentage of future recoveries in these actions. This expense is recorded in the accompanying PDS statement of operations for the fiscal year ended May 31, 2013 presented below.

During January 2013, TPL and Moore settled their litigation. Terms of the settlement include the payment by PDS to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever comes first. Per terms of the agreement PDS paid Moore $150,000 on the settlement date and will pay Moore $16,667 per month from August 2013 through January 2014 and $20,833 per month beginning February 2014 through January 2017.

We are accounting for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’ net income during the fiscal year ended May 31, 2013 of $2,174,395 as an increase in our investment and net loss of $1,828,375 during the fiscal year ended May 31, 2012 as a decrease in our investment. Cash distributions of $2,027,808 received from PDS during the year ended May 31, 2013 have been recorded as a reduction in our investment. We received no cash distributions from PDS during the fiscal year ended May 31, 2012. Cash contributions of $1,097,809 and $650,000 made during the fiscal years ended May 31, 2013 and 2012, respectively, have been recorded as in increase in our investment. We have recorded our share of PDS’ net income and net loss as “Equity in earnings (loss) of affiliated company” in the accompanying consolidated statements of operations for the years ended May 31, 2013 and 2012, respectively.

During the fiscal year ended May 31, 2012 we accounted for an advance of $227,268 for legal services, which was reimbursable by PDS as equity in loss of PDS, under the equity method of accounting given that this amount remained unreimbursed at May 31, 2012. During the fiscal year ended May 31, 2012 we advanced PDS $10,000 for legal services and received $100,000 in payment on previous advances.

During the fiscal year ended May 31, 2012, our share of loss in PDS exceeded our investment in PDS by $740,824. Such amount has been recorded as “Cumulative losses in excess of investment in affiliated company” on our consolidated balance sheet at May 31, 2012, due to our and TPL’s intent to fund the working capital of PDS.

During the fiscal year ended May 31, 2013, PDS entered into licensing agreements with third parties, pursuant to which PDS recognized revenues of $10,620,000.

During the fiscal year ended May 31, 2013, PDS recognized revenues of $1,500,000 for license agreements previously entered into by TPL.

During the fiscal years ended May 31, 2013 and 2012, TPL entered into licensing agreements with third parties, pursuant to which PDS recorded license revenues of approximately $450,000 and $4,029,000, respectively.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Investment in Affiliated Company (continued)

At May 31, 2013, PDS had a prepaid balance to Alliacense of approximately $456,000 for advance payment of the June 1, 2013 quarterly payment less license fees earned. At May 31, 2013, PDS had accounts payable balances of approximately $1,494,000, $34,000, and $17,000 to TPL, Alliacense, and PTSC, respectively. At May 31, 2012, PDS had accounts payable and accrued expenses balances of approximately $2,611,000 and $137,000 to TPL and PTSC, respectively.

Variable Interest Entity Disclosures

At August 16, 2013, PDS’ cash balance was $206,605.

For the fiscal years ended May 31, 2013 and 2012, we and TPL have each contributed $1,097,809 and $650,000, respectively, to fund the operations of PDS.

Our variable interest in PDS consists of 50% of PDS’ Members Equity of $366,304 as well as the accounts payable balance due us of $16,538 for a total of $349,766 at May 31, 2013.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee and will be closely monitoring the progress in this matter as it relates to our interest in PDS. If we provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements. If we determine that it is appropriate to consolidate PDS, we would measure the assets, liabilities and noncontrolling interests of PDS at their fair values at the date that we have the controlling financial interest.

PDS’ balance sheets at May 31, 2013 and 2012 and statements of operations for the years ended May 31, 2013 and 2012 are as follows:

Balance Sheets

Assets:

	2013	2012
Cash and cash equivalents	$1,320,932	$1,003,489
Prepaid expenses	717,540	–
Licenses receivable	250,000	–
Total assets	$2,288,472	$1,003,489

Liabilities and Members’ Equity:

	2013	2012
Related party payables and accrued expenses	$1,544,075	$2,747,883
Income tax payable	11,790	11,790
Members’ equity (deficit)	732,607	(1,756,184)
Total liabilities and members’ equity	$2,288,472	$1,003,489

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Investment in Affiliated Company (continued)

Statements of Operations

	2013	2012
Revenues	$12,570,000	$4,029,300
Expenses	7,548,619	7,673,461
Operating income (loss)	5,021,381	(3,644,161)
Income (loss) before income taxes and foreign taxes	5,021,381	(3,644,161)
Provision for income taxes and foreign taxes	672,590	12,590
Net income (loss)	$4,348,791	$(3,656,751)

PDS Related Party Balances And Transactions

Balances with related parties as of May 31, 2013 and 2012 are summarized as follows:

	May 31, 2013	May 31, 2012
Assets:
Prepaid expenses (Advances to Alliacense)	$456,353	$–
Liabilities:
Related party payables and accrued expenses (TPL) (1)	$1,493,775	$2,610,615
Related party payables (PTSC)	16,538	137,268
Related party payables (Alliacense)	33,762	–
Total liabilities	$1,544,075	$2,747,883

Transactions with related parties for the fiscal years ended May 31, 2013 and 2012 are as follows:

	May 31, 2013	May 31, 2012

Expenses paid or accrued (TPL)	$3,552,294	$7,563,594
Expenses paid or accrued (Alliacense)	$3,645,061	$–

(1)	Pursuant to the terms of the Commercialization Agreement, PDS will reimburse TPL for the payment of all legal and third party expert fees and other related third party costs and expenses upon TPL’s submission of documentation supporting that payment by them has occurred.

Significant Contractual Legal Relationship

PTSC through its unconsolidated affiliate, PDS has incurred legal fees from an unrelated law firm and legal subcontractors to provide substantial legal services for the commercialization of the MMP portfolio of microprocessor patents.

Accounts payable balances due this law firm and legal subcontractors as of May 31, 2013 and 2012 were $518,694 and $0, respectively.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Investment in Affiliated Company (continued)

Transactions with this law firm and legal subcontractors for the fiscal years ended May 31, 2013 and 2012 were as follows:

	May 31, 2013	May 31, 2012
Legal costs	$3,689,419	$2,474,072

Contractual Commitments

In January 2013, PDS entered into a contractual commitment with a related party entity to provide consulting services at a cost of $250,000 per year for a duration of four years or the completion of all outstanding MMP litigation, whichever comes first.

For the fiscal year ended May 31, 2013, PDS expensed $150,000 related to this agreement.

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

We review our investment in PDS to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near term prospects of the PDS. If a decline in value is deemed to be other than temporary, we would recognize an impairment loss.

6. Accrued Expenses and Other

At May 31, 2013 and 2012, accrued expenses and other consisted of the following:

	2013	2012
Accrued lease obligation	$1,814	$2,889
Compensation and benefits	56,707	61,754
	$58,521	$64,643

7. Stockholders’ Equity

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market. The repurchase plan has no maximum number of shares and is solely at the discretion of the Board of Directors. The repurchase plan has no set expiration date.

The following table summarizes share repurchases during the years ended May 31, 2013 and 2012:

	2013	2012
Number of shares repurchased	563,553	1,790,841
Aggregate cost	$57,140	$124,217

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

Share-based Compensation Summary of Assumptions and Activity

The fair value of share-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. No stock options were granted during the fiscal years ended May 31, 2013 and 2012.

A summary of option activity as of May 31, 2013 and changes during the fiscal year then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2012	2,360,838	$0.26
Options granted	–	$–
Options exercised	(75,000)	$0.10
Options forfeited	(1,535,838)	$0.34
Options outstanding at May 31, 2013	750,000	$0.10	1.70	$–
Options vested and expected to vest at May 31, 2013	750,000	$0.10	1.70	$–
Options exercisable at May 31, 2013	750,000	$0.10	1.70	$–

The aggregate intrinsic value in the table above represents the differences in market price at the close of the fiscal year ($0.10 per share on May 31, 2013) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.10) on May 31, 2013.

The following table summarizes employee and director stock-based compensation expense for PTSC and employee stock-based compensation expense for PDSG for the fiscal years ended May 31, 2013 and 2012, which was recorded as follows:

	Year Ended	Year Ended
	May 31, 2013	May 31, 2012
Research and development - PDSG	$–	$1,541
Selling, general and administrative expense - PDSG	–	15,093
Selling, general and administrative expense - PTSC	–	–
Total	$–	$16,634

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

2003 Stock Option Plan

The 2003 Stock Option Plan, which expired in July 2013, provided for the granting of options to acquire up to 6,000,000 shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant for incentive stock options or not less than 85% of the fair market value on the date of grant for non-qualified stock options. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2003 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). There were no grants made under the 2003 Stock Option Plan during the fiscal years ended May 31, 2013 and 2012. As of May 31, 2013, there are no options outstanding under the 2003 Stock Option Plan.

2006 Stock Option Plan

The 2006 Stock Option Plan, as amended, which expires in March 2016, provides for the granting of options to acquire up to 10,000,000 shares, with a limit of 8,000,000 Incentive Stock Option (“ISO”) shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2006 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). There were no grants made under the 2006 Stock Option Plan during the fiscal years ended May 31, 2013 and 2012. As of May 31, 2013, options to purchase 750,000 shares of common stock are outstanding under the 2006 Stock Option Plan.

8. Income Taxes

The provision (benefit) for income taxes from continuing operations is as follows for the years ended May 31:

	2013	2012
Current:
Federal	$(2,513)	$(4,075)
State	2,400	3,200
Total current	(113)	(875)

Deferred:
Federal	571,104	(1,531,321)
State	146,377	(398,831)
Total deferred	717,481	(1,930,152)
Valuation allowance	(717,481)	1,930,152
Total deferred	–	–
Total benefit	$(113)	$(875)

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Income Taxes (continued)

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended May 31:

	2013		2012
Statutory federal income tax rate	35.0%		35.0%
State income tax rate, net of Federal effect	0.2%		-%
Change in tax rate	(1.0%	)	(1.0%	)
Stock option expense	7.6%		(2.2%	)
Tax exempt interest	-%		0.2%
FIN 48 liability	(0.2%	)	-%
Other	7.0%		0.4%
Change in valuation allowance	(48.6%	)	(32.4%	)
Effective income tax rate	0.0%		0.0%

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets from continuing operations are as follows as of May 31:

	2013	2012
Current deferred tax assets:
State taxes	$815	$815
Accrued expenses	14,751	24,949
Less: valuation allowance	(15,566)	(25,764)
Total net current deferred tax asset	-	-

Long-term deferred tax assets (liabilities):
Investment in affiliated company	(106,419)	536,480
Basis difference in property and equipment	(2,166)	(2,371)
Basis difference in intangibles	18,334	9,943
Stock based compensation expense	227,284	374,131
Impairment of note receivable	331,896	331,896
Capital loss carryover	643,144	775,942
Net operating loss carryforwards	9,491,977	9,285,312
Credit carryover	107,017	107,017
Valuation allowance	(10,711,067)	(11,418,350)
Total net long-term deferred tax asset	-	-
Net deferred tax asset	$-	$-

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Income Taxes (continued)

We have federal and state net operating loss carryforwards available to offset future taxable income of approximately $21,515,000 and $24,626,000, respectively, at May 31, 2013. These carryforwards begin to expire in the years ending May 31, 2023 and 2013, respectively. The state of California has suspended NOL deductions for taxable years beginning in 2008 or 2009 for taxpayers with business income of $300,000 or more.

On June 1, 2007, we adopted authoritative guidance which defines criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of this guidance did not result in any cumulative effect adjustment to retained earnings. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of May 31, 2013, we are subject to U.S. Federal income tax examinations for the tax years May 31, 1996 through May 31, 2012, and we are subject to state and local income tax examinations for the tax years May 31, 2004 through May 31, 2012 due to the carryover of net operating losses related to PDSG from previous years.

The table below summarizes our liability relating to unrecognized tax benefits under the authoritative guidance for the fiscal years ended May 31, 2013 and 2012:

Balance at June 1, 2011	$6,588
Increase in unrecognized tax benefit liability	–
Decrease in unrecognized tax benefit liability	(4,075)
Accrual of interest related to unrecognized tax benefits	–
Balance at May 31, 2012	$2,513
Increase in unrecognized tax benefit liability	–
Decrease in unrecognized tax benefit liability	(2,513)
Accrual of interest related to unrecognized tax benefits	–
Balance at May 31, 2013	$–

Our liability relating to unrecognized tax benefits has been presented net of our prepaid income taxes on our consolidated balance sheet at May 31, 2012.

Our continuing practice is to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of our adoption of the authoritative guidance on June 1, 2007. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

9. Commitments and Contingencies

Litigation

Patent Litigation

On February 8, 2008, we, TPL and Alliacense Ltd. were named as defendants in separate lawsuits filed in the United States District Court for the Northern District of California by HTC Corporation, and Acer, Inc., and affiliated entities of each of them. (Those cases are deemed related and are referred to herein as the “N.D. Cal. Case”). HTC and Acer seek declaratory relief that their products do not infringe enforceable claims of the '336 patent. We allege counterclaims for patent infringement of the '336 and '890 patents as to certain of their products.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Commitments and Contingencies (continued)

The Court issued a first claim construction ruling in the N.D. Cal. Case on June 12, 2012, which preserved our ability to proceed on our infringement claims against Acer and HTC. Thereafter, Chief District Judge James Ware retired and the N.D. Cal. case was reassigned to Magistrate Judge Paul S. Grewal, who held a supplemental claim construction hearing on November 30, 2012. Judge Grewal then issued a supplemental claim construction ruling on December 5, 2012, which preserved our ability to proceed with our infringement claims. Judge Grewal considered a number of motions challenging our claims on August 13, 2013 but has not yet ruled on them. The N.D. Cal. case is set for a jury trial starting on September 23, 2013.

On July 24, 2012 complaints were filed on behalf of us, TPL, and PDS against Acer, Inc., Amazon.com, Inc., Barnes & Noble, Inc., Garmin, Ltd., HTC Corporation, Huawei Technologies Co., Ltd., Kyocera Corporation, LG Electronics, Nintendo C., Ltd., Novatel Wireless, Inc., Samsung Electronics Co., Ltd., Sierra Wireless, Ltd. and ZTE Corporation with the U.S. International Trade Commission ("ITC") (ITC Investigation No. 337-TA-853, or the “853 Investigation”) alleging infringement of the ‘336 patent. We also filed new parallel proceedings in the U.S. District Court for the Northern District of California alleging infringement of the ‘749, ‘890 and ‘336 patents against Amazon.com Inc., Barnes & Noble Inc., Garmin Ltd., Huawei Technologies Co. Ltd., Kyocera Corporation, LG Electronics, Nintendo Co. Ltd., Novatel Wireless Inc., Samsung Electronics Co. Ltd., Sierra Wireless Inc., and ZTE Corporation. We subsequently reached a settlement with Sierra Wireless, Inc. Trial proceedings before the ITC began on June 3, 2013 and concluded the following week. An initial determination is expected from the ITC by September 6, 2013. The target date in the ITC proceeding, in which the ITC could potentially issue an importation ban on infringing products, is January 6, 2014. All of the district court actions against the new parties (i.e., all respondents other than Acer and HTC) are currently stayed pending resolution of the 853 Investigation.

Licensing Fee Dispute

In February 2013, PDS received a license fee installment attributable to the January 2013 satisfaction of a contingency contained in an MMP license agreement entered into in May 2012. Alliacense has asserted a claim against PDS for $300,000 under the premise that it is owed a percentage of the license fee installment pursuant to the Program Agreement it entered into with PDS, TPL and us in July 2012. TPL has also asserted a claim against PDS for $225,000 under the premise that it is owed a percentage of the license fee installment pursuant to the terms of the June 2005 Commercialization Agreement between PDS, TPL and us. Our position is that no percentage is due Alliacense as it had not been engaged for services at the time the May 2012 license agreement was entered into, and that it had no role in the satisfaction of the contingency that triggered the installment fee. Regarding TPL, our position is that a percentage to TPL could be justified, subject to, and fully offset by, advances previously made to it by PDS. We intend to vigorously defend our interest in PDS against the assertions made by Alliacense and TPL. While no amounts have been accrued in regards to these matters, we believe pursuant to the criteria defined in Accounting Standards Codification 450-20-50 Disclosure of Certain Loss Contingencies, it is reasonably possible PDS could recognize a charge to earnings in the range of $0 to $300,000.

401(k) Plan

We have a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. We match 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Our participants vest 33% per year over a three year period in their matching contributions. Our matching contributions during the fiscal years ended May 31, 2013 and 2012 were $10,801 and $15,504, respectively.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Commitments and Contingencies (continued)

PDSG had a retirement plan that complied with Section 401(k) of the Internal Revenue Code. All employees were eligible to participate in the plan and PDSG did not match participant voluntary contributions. On April 30, 2012 substantially all of the assets of PDSG were sold and the PDSG 401(k) plan was transferred to the purchaser’s 401(k) plan.

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

Operating Lease

We lease our facility through an operating lease that expires in January 2014. Rental expense is presented in the following table:

	Year Ended	Year Ended
	May 31, 2013	May 31, 2012
Rental expense	$34,791	$35,279

Future minimum payments under our operating lease commitment as of May 31, 2013 amount to $23,581.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

10. Subsequent Events

We have evaluated subsequent events after the balance sheet date and based on our evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

On June 4, 2013, we issued 760,000 stock options from our 2006 Stock Option Plan with an exercise price of $0.12 to our employees and directors. The options vested immediately upon issuance.

Phoenix Digital Solutions, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

Phoenix Digital Solutions, LLC

We have audited the accompanying balance sheets of Phoenix Digital Solutions, LLC (the "Company") as of May 31, 2013 and 2012, and the related statements of operations, members' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Notes 6, 8, and 9, the Company has extensive transactions with Technology Properties Limited, LLC and Alliacense Limited LLC both related parties. Accordingly, the accompanying financial statements may not be indicative of the financial position or results of operations that would have occurred had the Company operated without such related party relationships.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Phoenix Digital Solutions, LLC as of May 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, because of the uncertain nature of the negotiations that lead to license revenues, there is no assurance that the Company will receive any future revenues from license agreements, or if it does, that such license revenues in the future will be consistent with amounts received in the past. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

August 22, 2013

Phoenix Digital Solutions, LLC

Balance Sheets

May 31,	2013	2012

ASSETS

Current assets:
Cash	$1,320,932	$1,003,489
Prepaid expenses	717,540	–
Licenses receivable	250,000	–
Total assets	$2,288,472	$1,003,489

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

Current liabilities:
Related party payables and accrued expenses	$1,544,075	$2,747,883
Income tax payable	11,790	11,790

Total liabilities	1,555,865	2,759,673

Commitments and Contingencies

Members’ equity (deficit)	732,607	(1,756,184)

Total liabilities and members’ equity (deficit)	$2,288,472	$1,003,489

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Operations

Years Ended May 31,	2013	2012

License revenues	$12,570,000	$4,029,300

Operating expenses:
General and administrative	7,548,619	7,673,461
Operating income (loss)	5,021,381	(3,644,161)

Income (loss) before provision for income taxes and foreign taxes	5,021,381	(3,644,161)

Provision for income taxes and foreign taxes	672,590	12,590

Net income (loss)	$4,348,791	$(3,656,751)

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Members’ Equity (Deficit)

Years Ended May 31, 2013 and 2012

Balance June 1, 2011	$600,567
Contributions	1,300,000
Net loss	(3,656,751)
Balance May 31, 2012	(1,756,184)
Contributions	2,195,617
Distributions	(4,055,617)
Net income	4,348,791
Balance May 31, 2013	$732,607

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Cash Flows

Years Ended May 31,	2013	2012
Operating activities:
Net income (loss)	$4,348,791	$(3,656,751)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Forgiveness of accounts payable	(376,049)	(491,124)
Changes in operating assets and liabilities:
Prepaid expenses	(717,540)	600,000
Licenses receivable	(250,000)	–
Related party payables and accrued expenses	(827,759)	1,555,711
Net cash provided by (used in) operating activities	2,177,443	(1,992,164)

Financing activities:
Contributions from members	2,195,617	1,100,000
Distributions to members	(4,055,617)	–
Net cash (used in) provided by financing activities	(1,860,000)	1,100,000
Net increase (decrease) in cash	317,443	(892,164)
Cash , beginning of year	1,003,489	1,895,653
Cash , end of year	$1,320,932	$1,003,489

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$672,590	$12,590

Supplemental Disclosure of Non-Cash Financing Activities:
In-kind capital contribution	$–	$200,000

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Notes to Financial Statements

1. Organization and Business

Phoenix Digital Solutions, LLC (the “Company” or “PDS”) is a Delaware limited liability company organized on June 7, 2005. Through a commercialization agreement dated June 7, 2005 as amended in July 2012, the Company holds the rights to certain patents of its members. The Company receives license fees from license agreements entered into between licensees and the Company and distributes license fee proceeds to its members.

Basis of Presentation

The Company’s financial statements have been prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

Going Concern and Management’s Plans

At August 16, 2013, the Company’s cash balance was $206,605. The ability of PDS to continue as a going concern is dependent on its ability to generate or obtain sufficient cash to meet its obligations on a timely basis. The Company will need to generate proceeds from new license agreements or obtain equity or debt financing from its members to fund its planned operating expenses and working capital requirements for the foreseeable future. Currently, the Company has no commitments to obtain additional capital from sources outside of that which may be contributed by the members, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which the members believe have infringed on their patent portfolio, the possibility of legislative action regarding patent rights, and the possible effect of new judicial interpretations of patent laws, there is no assurance that the Company will receive any future revenues from license agreements, or if it does, that such license revenues in the future will be consistent with amounts received in the past.

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

On March 20, 2013, Technology Properties Limited Inc. (“TPL”) filed a petition under Chapter 11 of the United States Bankruptcy Code. Patriot Scientific Corporation (“PTSC”) has been appointed to the creditors’ committee and will be closely monitoring the progress in this matter as it relates to PTSC’s interest in PDS.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed, the above conditions raise sufficient doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

The Company recognizes revenue from technology license agreements at the time a contract is entered into, the license method is determined (paid-in-advance or on-going royalty), performance obligations under the license agreement are satisfied, and the realization of revenue is assured which is generally upon the receipt of the license proceeds. The Company may at times enter into license agreements whereby contingent revenues are recognized as one or more contractual milestones are met.

Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.

At times, the Company’s balance of cash maintained with its bank may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured limit of $250,000. At May 31, 2013, the Company’s cash balance subject to FDIC insurance exceeded the FDIC limit by $1,070,932. The Company limits its exposure of loss by maintaining its cash with financially stable financial institutions.

Legal Fees

For the year ended May 31, 2012, one legal service provider accounted for $2,609,573 of legal costs associated with the litigation of the Moore Microprocessor Patent (“MMP”) portfolio, this provider had no such costs for the year ended May 31, 2013.  For the years ended May 31, 2013 and 2012 another legal service provider accounted for $2,082,638 and $2,474,072, respectively, of legal costs associated with the litigation of the MMP patent portfolio. These amounts are included in general and administrative expense in the accompanying statements of operations.

Intellectual Property Rights

The Company relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently licenses four unexpired U.S. patents issued dating back to 1997 on PTSC’s microprocessor technology in addition to three European and two Japanese patents. The U.S. patents will expire between 2014 and 2015 and the European and Japanese patents will expire in 2016. The Company also licenses three U.S. patents, six European, and one Japanese patent all of which expired between August 2009 and June 2013. These patents, while expired, may have certain retrospective statutory benefits that will fully diminish six years after the patent expiration date (e.g. for the expired U.S. patents). The patent useful life for purposes of negotiating licenses is finite and these patents are subject to legal challenges, which in combination with the limited life, could adversely impact the stream of revenues. A successful challenge to its ownership of the technology or the proprietary nature of the intellectual property would materially damage the Company’s business prospects. Any issued patent may be challenged and invalidated.

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, licenses receivable and certain of its accounts payable and accrued expenses. The carrying value of these financial instruments approximates fair value because of the immediate or short-term maturity of the instruments.

4. Prepaid Expenses

At May 31, 2013, prepaid expenses consist of:

May 31, 2013
Prepaid Expenses	$506,291
Retainers	211,249
Total	$717,540

Prepaid expenses in the table above consist of the amount advanced to Alliacense Limited, LLC (“Alliacense”, an affiliate of TPL) in May 2013 for licensing services fees, less the amount of license fees earned for the quarter ended May 31, 2013. Also included in prepaid expenses are fees paid for the court reporter services for the U.S. International Trade Commission (“ITC”) trial held in June 2013.

Retainers in the table above consist of the balances with the court appointed Special Master and Technical Advisor in the United States District Court for the Northern District of California (“U.S. District Court”) and the amount the Company advanced to its current patent litigation firm for the ITC and U.S. District Court cases.

5. Licenses Receivable

The Company recognizes revenue from technology license agreements at the time a contract is entered into, the license method is determined (paid-in-advance or on-going royalty), performance obligations under the license agreement are satisfied, and the realization of revenue is assured which is generally upon the receipt of the license proceeds.

At May 31, 2013, the balance in licenses receivable consists of a license agreement entered into during May 2013, for which payment was received by the Company during June and July 2013.

6. Formation of Joint Venture and Commercialization Agreement

The Company, a joint venture has two members: TPL, and PTSC. Each member owns 50% of the membership interests of the Company. Each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There has not been a third management committee member since May 2010.

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

Formation of Joint Venture and Commercialization Agreement (continued)

Contribution Requirements

Pursuant to the Company’s Limited Liability Company Operating Agreement (the “LLC Agreement”), the members agreed to establish a working capital fund for the Company of $4,000,000, of which each member contributed $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. The members are obligated to fund future working capital requirements at the discretion of the management committee of the Company in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither member is required to contribute more than $2,000,000 in any fiscal year. Since there is currently not a third member of the management committee, working capital contributions made to the Company require the approval of both management committee members. During the fiscal years ended May 31, 2013 and 2012 PTSC and TPL each contributed $1,097,809 and $650,000, respectively, to the Company for working capital requirements. Distributable cash and allocation of profits and losses are allocated to the members in the priority defined in the LLC Agreement.

Joint Venture Contractual Agreements

On June 7, 2005, the Company entered into a Commercialization Agreement (the “Commercialization Agreement”) with TPL and PTSC. This Commercialization Agreement allows TPL to commercialize the patent portfolio by entering into settlement and/or license agreements, litigating in the name of TPL, PTSC, the Company and Charles Moore (“Moore”), and manage the use of the patent portfolio by third parties.

On July 11, 2012, the Company entered into a Licensing Program Services Agreement (the “Program Agreement”) with PTSC, TPL, and Alliacense creating an amendment to the Commercialization Agreement, and an Agreement (the “TPL Agreement”) between TPL and PTSC. Pursuant to the Program Agreement, the Company engaged Alliacense to negotiate MMP portfolio licenses and to pursue claims against violators of the MMP portfolio on behalf of the Company, TPL, and PTSC. The Program Agreement continues through the useful life of the MMP portfolio patents.

On July 17, 2012, the Company entered into an Agreement with PTSC, TPL, and Alliacense whereby the parties agreed to certain additional allocations of obligations relating to the Program Agreement.

Under terms of the Commercialization Agreement, the Company was required to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance) to TPL for TPL’s supporting efforts to secure licensing agreements for the Company. During the years ended May 31, 2013 and 2012 the Company expensed $185,000 and $2,000,000, respectively, pursuant to the agreement. The Company is also required to reimburse TPL for payment of all legal and third-party expert fess and other related third party costs and expenses. During the years ended May 31, 2013 and 2012 the Company expensed $3,367,294 and $5,563,594, respectively, pursuant to the agreement.

Pursuant to the Program Agreement effective July 11, 2012, the Company has committed to Alliacense a quarterly amount of $500,000 which represents the licensing services fees due Alliacense, subject to a contingency arrangement which provides for a percentage on future revenues, for its efforts to secure licensing agreements on behalf of the Company. These payments can be capped at $2,000,000 pursuant to six-month notice from the Company, at which time the management committee will review and decide on future payments, if any. These payments replace the quarterly amounts previously paid to TPL pursuant to the Commercialization Agreement. During the fiscal year ended May 31, 2013, the Company expensed $1,815,000 pursuant to this contractual obligation.

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

Formation of Joint Venture and Commercialization Agreement (continued)

Pursuant to the Program Agreement effective July 11, 2012, the Company is contractually obligated to pay Alliacense litigation support fees relating to Alliacense’s special work and effort regarding internal costs related to MMP maintenance and litigation support including support in the U.S. District Court and the complaints filed on behalf of TPL, PTSC and the Company with the ITC. During the fiscal year ended May 31, 2013, the Company expensed $1,786,414 pursuant to this contractual obligation. Future litigation support payments to Alliacense relating to the ITC litigation are subject to a contingency arrangement which provides for a percentage of future recoveries in these actions.

During January 2013, TPL and Moore settled their litigation. Terms of the settlement include payment by the Company to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever comes first. Per terms of the agreement the Company paid Moore $150,000 on the settlement date and will pay Moore $16,667 per month from August 2013 through January 2014 and $20,833 per month beginning February 2014 through January 2017.

Significant Contractual Legal Relationship

The Company has incurred legal fees from an unrelated law firm and legal subcontractors to provide substantial legal services for the commercialization of the MMP portfolio of microprocessor patents.

Accounts payable balances due this law firm and legal subcontractors as of May 31, 2013 and 2012 were $518,694 and $0, respectively.

Transactions with this law firm and legal subcontractors for the fiscal years ended May 31, 2013 and 2012 were as follows:

	May 31, 2013	May 31, 2012
Legal costs	$3,689,419	$2,474,072

7. Delinquent Accounts Payable

During the fiscal years ended May 31, 2013 and 2012, the Company reversed approximately $376,000 and $491,000, respectively, of legal fees previously expensed and recorded as accounts payable to TPL as the statute of limitations had expired. This reversal is recorded as a reduction of legal expenses in general and administrative expense in the accompanying statements of operations.

8. Commitments and Contingencies

Member Litigation

On October 6, 2011, PTSC settled a legal action. Pursuant to the executed settlement agreement with TPL, the Company agreed to pay TPL $172,000 for June 2011, and $86,000 per month thereafter until 60 days after the Markman hearing relating to TPL’s special work and effort regarding internal costs related to litigation support. Accordingly, the Company recognized $946,000 through May 31, 2012 pursuant to the executed settlement agreement. This amount has been recorded in general and administrative expense for the year ended May 31, 2012 in the accompanying statements of operations.

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

Commitments and Contingencies (continued)

Licensing Fee Dispute

In February 2013, the Company received a license fee installment attributable to the January 2013 satisfaction of a contingency contained in an MMP license agreement entered into in May 2012. Alliacense has asserted a claim against the Company for $300,000 under the premise that it is owed a percentage of the license fee installment pursuant to the Program Agreement it entered into with Patriot, TPL and the Company in July 2012. TPL has also asserted a claim against the Company for $225,000 under the premise that it is owed a percentage of the license fee installment pursuant to the terms of the June 2005 Commercialization Agreement between Patriot, TPL and the Company. The Company’s position is that no percentage is due Alliacense as it had not been engaged for services at the time the May 2012 license agreement was entered into, and that Alliacense had no role in the satisfaction of the contingency that triggered the installment fee. Regarding TPL, the Company’s position is that a percentage to TPL could be justified, subject to, and fully offset by, advances previously made to it by the Company. The Company intends to vigorously defend itself against the assertions made by Alliacense and TPL. While no amounts have been accrued in regards to these matters, the Company believes pursuant to the criteria defined in Accounting Standards Codification 450-20-50 Disclosure of Certain Loss Contingencies, it is reasonably possible the Company could recognize a charge to earnings in the range of $0 to $300,000.

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

Contractual Commitments

In January 2013, the Company entered into a contractual commitment with a related party entity to provide consulting services at a cost of $250,000 per year for duration of four years or the completion of all outstanding MMP litigation, whichever comes first.

For the fiscal year ended May 31, 2013, the Company expensed $150,000 related to this agreement.

In connection with the Program Agreement, the Company is required to make payments to Alliacense of $500,000 no later than three days prior to the start of each calendar quarter. Such payments are non-accountable and non-recoupable, but are offset against the licensing fees owed to Alliacense pursuant to the Program Agreement. Upon six months notice to Alliacense, and in conjunction with a proportionate reduction in the scope of the Project Description, as defined, the Company may determine to implement a maximum of advances not-yet-offset of $2,000,000.

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

9. Related Party Transactions

During the fiscal year ended May 31, 2013, TPL and PTSC each contributed $1,097,809 to the Company for working capital obligations.

During the fiscal year ended May 31, 2012, TPL contributed $450,000 in cash and forfeited rights to $200,000 of special litigation support payments due it for an in-kind capital contribution of $200,000 and PTSC contributed $650,000 to the Company for working capital obligations.

Per the Commercialization Agreement, the Company had committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of the Company) for supporting efforts to secure licensing agreements by TPL on behalf of the Company. During the fiscal years ended May 31, 2013 and 2012 the Company expensed $185,000 and $2,000,000, respectively, pursuant to this commitment.

During the fiscal year ended May 31, 2012, the Company expensed $946,000 pursuant to various settlement agreements with TPL (see Note 6) for TPL’s special work and effort regarding internal costs related to litigation support and patent re-examinations.

During the fiscal years ended May 31, 2013 and 2012, the Company expensed $3,367,294 and $4,617,594, respectively, for reimbursement of legal and related fees incurred by TPL due to patent litigation. These legal fees are net of $376,049 and $491,124, respectively, of legal fee reversals previously expensed and recorded as accounts payable to TPL during the fiscal years ended May 31, 2013 and 2012, as the statute of limitations had expired.

During the fiscal years ended May 31, 2013 and 2012, the Company expensed $194,422 and $104,377, respectively, for reimbursement of legal and related fees incurred by PTSC due to patent litigation.

Pursuant to the Program Agreement, the Company has committed to Alliacense a quarterly amount of $500,000 which represents the licensing services fees due Alliacense, subject to a contingency arrangement which provides for a percentage on future revenues, for its efforts to secure licensing agreements on behalf of the Company. These payments can be capped at $2,000,000 pursuant to six-month notice from the Company, at which time the management committee will review and decide the warranting of future payments. These payments replace the quarterly amounts previously paid to TPL pursuant to the Commercialization Agreement. During the fiscal year ended May 31, 2013 Alliacense earned $1,858,647 pursuant to this contingency commitment.

Pursuant to the Program Agreement, the Company has committed to pay Alliacense litigation support fees relating to Alliacense’s special work and effort regarding internal costs related to MMP maintenance and litigation support including support in the U.S. District Court and the complaints filed on behalf of TPL, PTSC and the Company with the ITC. During the fiscal year ended May 31, 2013, the Company expensed $1,786,414 pursuant to this commitment

At May 31, 2013, the Company had prepaid expenses (advances to Alliacense) of approximately $456,000.

At May 31, 2013, the Company had accounts payable balances of approximately $1,494,000, $34,000 and $17,000 to TPL, Alliacense, and PTSC, respectively, for direct expenses and third party fees incurred by TPL, Alliacense, and PTSC.

At May 31, 2012, the Company had accounts payable and accrued expenses balances of approximately $2,611,000 and $137,000 to TPL and PTSC, respectively, for direct expenses and third party fees incurred by TPL and PTSC.

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

Related Party Transactions (continued)

A summary of related party transactions described above is as follows:

Related party transactions as of May 31,	2013	2012

Advances to Alliacense	$456,353	$–
Accounts payable and accrued expenses due TPL	$1,493,775	$2,610,615
Accounts payable due Alliacense	33,762	–
Accounts payable due PTSC	16,538	137,268
Total payables and accrued expenses	$1,544,075	$2,747,883

Contributions (50% from TPL and PTSC)	$2,195,617	$1,300,000
Distributions (50% to TPL and PTSC)	$4,055,617	$–

Related party transactions for the years ended May 31,	2013	2012

PTSC Commercialization Agreement payments	$185,000	$2,000,000
Settlement costs expensed and paid or accrued to TPL	–	946,000
TPL legal fees and reimbursements expensed	3,743,343	5,108,718
Reversal of legal fees previously expensed as accounts payable to TPL	(376,049)	(491,124)
Total TPL expenses paid or accrued	$3,552,294	$7,563,594

Alliacense litigation support fees	$1,786,414	$–
Alliacense license fees earned	1,858,647	–
Total Alliacense expenses paid or accrued	$3,645,061	$–

PTSC legal fees and reimbursements expensed	$194,422	$104,377
Payments to Charles Moore per TPL and Moore litigation settlement	$150,000	$–

10. Subsequent Events

The Company has evaluated subsequent events after the balance sheet date and based on its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 22, 2013	PATRIOT SCIENTIFIC CORPORATION

/s/ CLIFFORD L. FLOWERS
Clifford L. Flowers
Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)