Form 10-Q
period 2013-08-31
PATRIOT SCIENTIFIC CORP
filed 2013-10-15
CIK 836564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

On October 9, 2013, 404,798,797 shares of common stock, par value $0.00001 per share were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of August 31, 2013 (unaudited) and May 31, 2013	3
Condensed consolidated Statements of Operations for the three months ended August 31, 2013 and August 31, 2012 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the three months ended August 31, 2013 and August 31, 2012 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	6-21
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-31
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	31
ITEM 4. Controls and Procedures	31
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	32
ITEM 1A. Risk Factors	32
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
ITEM 3. Defaults Upon Senior Securities	32
ITEM 4. Mine Safety Disclosures	32
ITEM 5. Other Information	32
ITEM 6. Exhibits	32-34

SIGNATURES

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	August 31, 2013	May 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$7,059,005	$7,572,887
Restricted cash and cash equivalents	21,044	21,018
Marketable securities	194,155	194,463
Accounts receivable – affiliated company	33,400	16,538
Prepaid expenses and other current assets	150,803	194,901
Current assets of discontinued operations	70,358	40,682
Total current assets	7,528,765	8,040,489

Property and equipment, net	4,502	5,078
Other assets	3,036	3,036
Investment in affiliated company	274,869	366,304
Total assets	$7,811,172	$8,414,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,574	$219,213
Accrued expenses and other	43,497	58,521
Income tax payable	2,400	–
Total current liabilities	98,471	277,734
Total liabilities	98,471	277,734

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 405,247,405 shares outstanding at August 31, 2013 and May 31, 2013	4,382	4,382
Additional paid-in capital	77,400,852	77,338,434
Accumulated deficit	(55,288,139)	(54,801,249)
Common stock held in treasury, at cost – 32,995,213 shares at August 31, 2013 and May 31, 2013	(14,404,394)	(14,404,394)
Total stockholders’ equity	7,712,701	8,137,173
Total liabilities and stockholders’ equity	$7,811,172	$8,414,907

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	August 31, 2013	August 31, 2012
Operating expenses:
Selling, general and administrative	$438,654	$392,062
Total operating expenses	438,654	392,062

Other income (expense):
Interest income	490	4,147
Other income	–	118
Realized recovery on marketable securities	–	55,873
Equity in loss of affiliated company	(85,184)	(557,068)
Total other expense, net	(84,694)	(496,930)

Loss from continuing operations before income taxes	(523,348)	(888,992)

Provision for income taxes	3,900	2,565

Loss from continuing operations	(527,248)	(891,557)

Income (loss) from discontinued operations, net	40,358	(855)

Net loss	$(486,890)	$(892,412)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$–	$–
Income (loss) from discontinued operations	$–	$–
Net loss	$–	$–

Weighted average number of common shares outstanding – basic and diluted	402,402,775	402,796,509

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	August 31, 2013	August 31, 2012

Operating activities:
Net loss	$(486,890)	$(892,412)
Less: Net income (loss) from discontinued operations	40,358	(855)
Net loss from continuing operations	(527,248)	(891,557)
Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Depreciation	576	666
Share-based compensation	62,418	–
Accrued interest income added to investments	–	(2,438)
Equity in loss of affiliated company	85,184	557,068
Realized recovery on sale of marketable securities	–	(55,873)
Changes in operating assets and liabilities:
Accounts receivable - affiliated company	(16,862)	–
Prepaid expenses and other current assets	44,098	49,092
Accounts payable, accrued expenses, and other	(181,381)	(225,829)
Income taxes payable	2,400	2,565
Net cash used in operating activities of continuing operations	(530,815)	(566,306)
Net cash provided by operating activities of discontinued operations	10,683	4,401
Net cash used in operating activities	(520,132)	(561,905)

Investing activities:
Proceeds from sales of marketable securities	–	2,263,210
Purchases of marketable securities	–	(1,374,000)
Purchase of property and equipment	–	(539)
Investment in affiliated company	–	(586,750)
Distributions from affiliated company	6,250	–
Net cash provided by investing activities	6,250	301,921

Financing activities:
Repurchase of common stock for treasury	–	(14,256)
Net cash used in financing activities	–	(14,256)

Net decrease in cash and cash equivalents	(513,882)	(274,240)
Cash and cash equivalents, beginning of period	7,572,887	4,699,174
Cash and cash equivalents, end of period	$7,059,005	$4,424,934

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,500	$–

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements of Patriot Scientific Corporation (the “Company”, “PTSC”, “Patriot”, “we”, “us” or “our”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Report on Form 10-K for our fiscal year ended May 31, 2013.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented. Operating results for the three month period ended August 31, 2013 are not necessarily indicative of the results that may be expected for the year ending May 31, 2014.

Subsequent events have been evaluated through the issuance date of these financial statements.

Basis of Consolidation

The condensed consolidated balance sheets at August 31, 2013 and May 31, 2013 and condensed consolidated statements of operations for the three months ended August 31, 2013 and 2012 includes our accounts and those of our wholly owned subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

PDSG is being presented as discontinued operations in the condensed consolidated statements of operations for all periods presented. See “Discontinued Operations” below for additional information.

Reclassification

Certain amounts presented in the prior periods’ condensed consolidated financial statements related to interest and other income have been reclassified to conform to the current period’s presentation.

Discontinued Operations and Assets Held for Sale

On February 17, 2012, our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows. In accordance with authoritative guidance we have classified the assets, operations and cash flows of PDSG as discontinued operations for all periods presented. During March 2012, we entered into an interim agreement with the purchaser of the assets of PDSG which required the purchaser to pay PDSG $93,450 to subsidize the April 2012 expenses of PDSG during the sale transaction negotiations. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years. From April 30, 2012 to August 31, 2013, the gain on the asset sale of PDSG is approximately $44,700.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Discontinued Operations and Assets Held for Sale (continued)

Summarized operating results of discontinued operations for the three months ended August 31, 2013 and 2012 are as follows:

	August 31, 2013	August 31, 2012
Operating loss from discontinued operations	$–	$(1,387)
Gain on sale of discontinued operations	$40,358	$532
Income (loss) before income taxes	$40,358	$(855)
Income (loss) from discontinued operations	$40,358	$(855)

PDSG activity for the three months ended August 31, 2013 consists of PDSG royalty revenues.

PDSG activity for the three months ended August 31, 2012 consists of operating expenses for: insurance, taxes and bank fees offset by PDSG royalty revenues.

The following table summarizes the carrying amount at August 31, 2013 and May 31, 2013 of the major classes of assets of PDSG classified as discontinued operations:

	August 31, 2013	May 31, 2013
Current assets:
Other current assets	$70,358	$40,682

Liquidity and Management’s Plans

Cash shortfalls currently experienced by Phoenix Digital Solutions, LLC (“PDS”) will have an adverse effect on our liquidity. During the fiscal year ended May 31, 2013, we and Technology Properties Limited, Inc. (“TPL”) each contributed $1,097,809 in additional capital to fund the operations of PDS. We and TPL have made no such contributions for the three months ended August 31, 2013. To date, we have determined that it is in the best interests of the Moore Microprocessor Patent (“MMP”) licensing program that we provide our 50% share of capital to provide for PDS expenses including legal retainer payments, as well as licensing and litigation support payments to Alliacense Limited, LLC (“Alliacense”, an affiliate of TPL), in the event license revenues received by PDS are insufficient to meet these needs. We believe it is likely that contributions to PDS to fund working capital will continue to be required.

PDS has been incurring significant third-party costs for expert testimony, depositions and other related litigation costs. We could be required to make capital contributions to PDS for any future litigation related costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses (see Note 6).

Our current liquid cash resources as of August 31, 2013, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $7,253,160 at August 31, 2013.

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

Earnings (Loss) Per Share

Basic net loss per share for continuing and discontinued operations includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share for continuing and discontinued operations reflect the potential dilution of securities that could share in the earnings of an entity.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings (Loss) Per Share (continued)

At August 31, 2013 and 2012 potential common shares of 1,510,000 and 1,575,000, respectively, related to our outstanding options were not included in the calculation of diluted loss per share for continuing and discontinued operations as we recorded a loss. Had we reported net income for the three months ended August 31, 2013 and 2012, an additional 575,000 and 650,000, respectively, shares of common stock would have been included in the calculation of diluted income per share for continuing and discontinued operations using the treasury stock method.

In connection with our acquisition of Crossflo, which is part of PDSG, we issued escrow shares that are contingent upon certain representations and warranties made by Crossflo at the time of the merger agreement (see Note 6). We exclude these escrow shares from the basic loss per share calculations and include the escrowed shares in the diluted loss per share calculations.

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

We have determined that it was more likely than not that all of our deferred tax assets will not be realized in the future due to our continuing pre-tax and taxable losses. As a result of this determination we have placed a full valuation allowance against our deferred tax assets.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

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

Restricted cash and cash equivalents at August 31, 2013 and May 31, 2013 consist of deposits in a savings account required to be held as collateral for our corporate credit card.

At August 31, 2013 and May 31, 2013, our marketable securities in the amount of $194,155 and $194,463, respectively, consists of the par value plus accrued interest of our time deposits. These marketable securities are classified as available for sale and are reported at fair market value.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at August 31, 2013 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	August 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$108,210	$108,210	$–	$–
Money market funds	6,950,795	6,950,795	–	–
Restricted cash	21,044	21,044	–	–
Marketable securities:
Short-term:
Certificates of deposit	194,155	–	194,155	–
Total	$7,274,204	$7,080,049	$194,155	$–

		Fair Value Measurements at May 31, 2013 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$197,862	$197,862	$–	$–
Money market funds	5,225,176	5,225,176	–	–
Certificates of deposit	2,149,849	–	2,149,849	–
Restricted cash	21,018	21,018	–	–
Marketable securities:
Short-term:
Certificates of deposit	194,463	–	194,463	–
Total	$7,788,368	$5,444,056	$2,344,312	$–

Beginning in fiscal 2011, we purchased certificates of deposit with varying maturity dates greater than three months. The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of August 31, 2013:

	August 31, 2013
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in one year or less	$194,155	$–	$194,155

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

Pursuant to our June 7, 2005 agreement with PDS and TPL to license the MMP Portfolio (“Commercialization Agreement”), PDS had committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by TPL on behalf of PDS. During the three months ended August 31, 2012, PDS expensed $185,000, pursuant to this commitment. This expense is recorded in the accompanying PDS statement of operations for the three months ended August 31, 2012 presented below. These expenses concluded with the execution of the July 11, 2012 Licensing Program Services Agreement (the “Program Agreement”).

PDS reimburses TPL for payment of all legal and third-party expert fees and other related third-party costs and expenses, although the majority of third-party costs are paid directly by PDS. During the three months ended August 31, 2013 and 2012, PDS expensed $973,531 and $117,877, respectively, to TPL pursuant to the agreement. These expenses are recorded in the accompanying PDS statements of operations presented below net of $309,892 and $3,838, respectively, of legal fee reversals previousl expensed and recorded as accounts payable to TPL during the three months ended August 31, 2013 and 2012 as the statute of limitations had expired.

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

Pursuant to the Program Agreement, PDS has committed to Alliacense a quarterly amount of $500,000 which represents the licensing services fees due Alliacense, subject to a contingency arrangement which provides for a percentage on future revenues, for its efforts to secure licensing agreements on behalf of PDS. These payments can be capped at $2,000,000 pursuant to six-month notice from PDS, at which time the PDS management committee will review and decide the warranting of future payments. These payments replace the quarterly amounts previously paid to TPL pursuant to the Commercialization Agreement. During the three months ended August 31, 2013 and 2012, PDS expensed $481,353 and $315,000, respectively, pursuant to this commitment. These expenses are recorded in the accompanying PDS statements of operations presented below. Certain terms of the Program Agreement and the TPL Agreement if enacted could provide for some reductions and/or limitations to the amount of the quarterly advances provided to Alliacense.

Pursuant to the Program Agreement PDS has committed to pay Alliacense litigation support fees relating to Alliacense’s special work and effort related to MMP maintenance and litigation support including support in the U.S. District Court and the complaints filed on behalf of TPL, PDS and us with the U.S. International Trade Commission (“ITC”) on July 24, 2012. During the three months ended August 31, 2013 and 2012, PDS expensed $122,578 and $943,103, respectively, pursuant to this commitment. Future litigation support payments to Alliacense relating to the ITC litigation are subject to a contingency arrangement which provides for a percentage of future recoveries in these actions. These expenses are recorded in the accompanying PDS statements of operations presented below.

During January 2013, TPL and Moore settled their litigation. Terms of the settlement include the payment by PDS to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever comes first. Per terms of the agreement PDS paid Moore $150,000 on the settlement date and will pay Moore $16,667 per month from August 2013 through January 2014 and $20,833 per month beginning February 2014 through January 2017. During the three months ended August 31, 2013, PDS expensed $16,667 pursuant to this commitment. This expense is recorded in the accompanying PDS statement of operations for the three months ended August 31, 2013 presented below.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’ net loss during the three months ended August 31, 2013 of $85,184 as a decrease in our investment. We received distributions of $6,250 from PDS during the three months ended August 31, 2013 and we have recorded these distributions as a decrease in our investment.

We have recorded our share of PDS’ net loss for the three months ended August 31, 2013 and 2012 as “Equity in loss of affiliated company” in the accompanying condensed consolidated statements of operations.

During the three months ended August 31, 2013, PDS entered into licensing agreements with third parties, pursuant to which PDS recognized revenues of $1,490,000.

During the three months ended August 31, 2012, TPL entered into licensing agreements with third parties, pursuant to which PDS recognized revenues of $450,000.

At August 31, 2013, PDS had accounts payable balances of approximately $690,000, $18,000, and $33,400 to TPL, Alliacense, and PTSC, respectively.

At May 31, 2013, PDS had a prepaid balance to Alliacense of approximately $456,000 for advance payment of the June 1, 2013 quarterly payment less license fees earned. At May 31, 2013, PDS had accounts payable balances of approximately $1,494,000, $34,000, and $17,000 to TPL, Alliacense, and PTSC, respectively.

PDS’ balance sheets at August 31, 2013 and May 31, 2013 and statements of operations for the three months ended August 31, 2013 and 2012 are as follows:

Balance Sheets

Assets:

	August 31, 2013	May 31, 2013
	(Unaudited)	(Audited)
Cash	$1,679,938	$1,320,932
Prepaid expenses	200,104	717,540
Licenses receivable	–	250,000
Total assets	$1,880,042	$2,288,472

Liabilities and Members’ Equity:

	August 31, 2013	May 31, 2013
	(Unaudited)	(Audited)
Related party payables	$1,330,304	$1,544,075
Income tax payable	–	11,790
Members’ equity	549,738	732,607
Total liabilities and members’ equity	$1,880,042	$2,288,472

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Statements of Operations

	Three Months Ended August 31,
	2013	2012
	(Unaudited)	(Unaudited)
Revenues	$1,490,000	$450,000
Expenses	1,660,369	1,564,136
Operating loss	(170,369)	(1,114,136)
Net loss	$(170,369)	$(1,114,136)

PDS Related Party Balances And Transactions

Balances with related parties as of August 31, 2013 and May 31, 2013 are summarized as follows:

	August 31, 2013	May 31, 2013
Assets:
Prepaid expenses (Advances to Alliacense)	$–	$456,353
Liabilities:
Related party payables and accrued expenses (TPL) (1)	$1,279,088	$1,493,775
Related party payables (PTSC)	33,400	16,538
Related party payables (Alliacense)	17,816	33,762
Total liabilities	$1,330,304	$1,544,075

Transactions with related parties for the three months ended August 31, 2013 and 2012 are as follows:

	August 31, 2013	August 31, 2012
Expenses paid or accrued (TPL)	$973,531	$302,877
Expenses paid or accrued (Alliacense)	$603,931	$1,258,103

(1)	Pursuant to the terms of the Commercialization Agreement, PDS will reimburse TPL for the payment of all legal and third party expert fees and other related third party costs and expenses upon TPL’s submission of documentation supporting that payment by them has occurred.

Significant Contractual Legal Relationship

PTSC through its unconsolidated affiliate, PDS has incurred litigation related costs from an unrelated law firm and legal subcontractors to provide substantial legal services for the commercialization of the MMP portfolio of microprocessor patents.

Accounts payable balances due this law firm and legal subcontractors as of August 31, 2013 and May 31, 2013 were $589,420 and $518,694, respectively.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Transactions with this law firm and legal subcontractors for the three months ended August 31, 2013 and 2012 were as follows:

	August 31, 2013	August 31, 2012
Legal costs	$1,123,916	$108,090

Contractual Commitments

In January 2013, PDS entered into a contractual commitment with a related party entity to provide consulting services at a cost of $250,000 per year for a duration of four years or the completion of all outstanding MMP litigation, whichever comes first.

For the three months ended August 31, 2013, PDS expensed $16,667 related to this agreement.

In connection with the Program Agreement, PDS is required to make payments to Alliacense of $500,000 no later than three days prior to the start of each calendar quarter. Such payments are non-accountable and non-recoupable, but are offset against the licensing series fees owed to Alliacense pursuant to the Program Agreement. Upon six-months notice to Alliacense, and in conjunction with a proportionate reduction in the scope of the Project Description, as defined, PDS may determine to implement a maximum of advances not-yet-offset of $2,000,000.

We review our investment in PDS to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near term prospects of PDS. If a decline in value is deemed to be other than temporary, we would recognize an impairment loss.

4. Income Taxes

We have determined that it was more likely than not that all of our deferred tax assets will not be realized in the future due to our continuing pre-tax and taxable losses. As a result of this determination we have placed a full valuation allowance against our deferred tax assets. There have been no changes to our determination during the current fiscal year.

5. Stockholders’ Equity

Equity Transactions

The following table summarizes equity transactions during the three months ended August 31, 2013:

	Common Stock		Additional	Accumulated	Treasury
	Shares	Amounts	Paid-in Capital	Deficit	Stock
Balance June 1, 2013	405,247,405	$4,382	$77,338,434	$(54,801,249)	$(14,404,394)
Share-based compensation	–	–	62,418	–	–
Net loss	–	–	–	(486,890)	–
Balance August 31, 2013	405,247,405	$4,382	$77,400,852	$(55,288,139)	$(14,404,394)

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

Stock Option Activity

As of August 31, 2013, we had 1,510,000 fully vested options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.10 to $0.12 per share expiring through 2018.

On June 4, 2013, we issued 760,000 stock options from our 2006 Stock Option Plan with an exercise price of $0.12 to our employees and directors. The options vested immediately upon issuance.

During the three months ended August 31, 2013, we recorded $62,418 of share-based compensation expense related to the stock options granted to PTSC directors and employees.

Share-based Compensation

Summary of Assumptions and Activity

The fair value of share-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three months ended August 31, 2013 is based on the historical volatilities of our common stock. These factors could change in the future, affecting the determination of share-based compensation expense in future periods.

	Three Months Ended August 31, 2013 (Unaudited)		Three Months Ended August 31, 2012 (Unaudited)
Expected term	5	years	*	years
Expected volatility	88%		*	%
Risk-free interest rate	1.05%		*	%

* No stock options were granted during this period.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

A summary of option activity as of August 31, 2013 and changes during the three months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2013	750,000	$0.10
Options granted	760,000	$0.12
Options exercised	–	$–
Options forfeited	–	$–
Options outstanding at August 31, 2013	1,510,000	$0.11	3.11	$5,750
Options vested and expected to vest at August 31, 2013	1,510,000	$0.11	3.11	$5,750
Options exercisable at August 31, 2013	1,510,000	$0.11	3.11	$5,750

The weighted average grant date fair value of options granted during the three months ended August 31, 2013 was $0.08 per option. There were no options granted during the three months ended August 31, 2012.

There were no options exercised during the three months ended August 31, 2013 or 2012.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.11 per share on August 31, 2013) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.11) on August 31, 2013.

The following table summarizes our employee share-based compensation for the three months ended August 31, 2013 and 2012, which was recorded in selling, general and administrative expense as follows:

	Three Months Ended	Three Months Ended
	August 31, 2013	August 31, 2012
Selling, general and administrative expense	$62,418	$–

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

6. Commitments and Contingencies

Litigation

Patent Litigation

On February 8, 2008, we, TPL and Alliacense Ltd. were named as defendants in separate lawsuits filed in the United States District Court for the Northern District of California by HTC Corporation, and Acer, Inc., and affiliated entities of each of them. (Those cases were deemed related and are referred to herein as the “N.D. Cal. Case”). HTC and Acer sought declaratory relief that their products did not infringe enforceable claims of the '336 patent. We alleged counterclaims for patent infringement of the '336 and '890 patents as to certain of their products.

The Court issued a first claim construction ruling in the N.D. Cal. Case on June 12, 2012, which preserved our ability to proceed on our infringement claims against Acer and HTC. Thereafter, Chief District Judge James Ware retired and the N.D. Cal. Case was reassigned to Magistrate Judge Paul S. Grewal, who held a supplemental claim construction hearing on November 30, 2012. Judge Grewal then issued a supplemental claim construction ruling on December 5, 2012, which preserved our ability to proceed with our infringement claims. On September 6, 2013 Acer entered into an MMP Portfolio license agreement that also provided for the dismissal of all claims in the N.D. Cal Case, as well as the filing of a joint motion to terminate Acer as a respondent in the ITC 853 Investigation (described more fully below). On September 19, 2013 the ‘890 patent was dropped from the N.D. Cal Case pursuant to stipulation by all parties. A jury trial was held in the N.D. Cal. Case against HTC, beginning on September 23, 2013. On October 3, 2013, the jury returned a verdict in favor of us and TPL, finding that HTC had infringed the ‘336 patent with damages of $958,560.

On July 24, 2012 complaints were filed on behalf of us, TPL, and PDS against Acer, Inc., Amazon.com, Inc., Barnes & Noble, Inc., Garmin, Ltd., HTC Corporation, Huawei Technologies Co., Ltd., Kyocera Corporation, LG Electronics, Nintendo C., Ltd., Novatel Wireless, Inc., Samsung Electronics Co., Ltd., Sierra Wireless, Ltd. and ZTE Corporation with the U.S. International Trade Commission ("ITC") (ITC Investigation No. 337-TA-853, or the “853 Investigation”) alleging infringement of the ‘336 patent. We also filed new parallel proceedings in the U.S. District Court for the Northern District of California alleging infringement of the ‘749, ‘890 and ‘336 patents against Amazon.com Inc., Barnes & Noble Inc., Garmin Ltd., Huawei Technologies Co. Ltd., Kyocera Corporation, LG Electronics, Nintendo Co. Ltd., Novatel Wireless Inc., Samsung Electronics Co. Ltd., Sierra Wireless Inc., and ZTE Corporation. We subsequently reached a settlement with Sierra Wireless, Inc. Trial proceedings before the ITC began on June 3, 2013 and concluded the following week. Settlements were subsequently reached with Kyocera Corporation, Amazon.com, Inc., and Acer, Inc. An Initial Determination was rendered on September 6, 2013 finding that none of the remaining Respondents had infringed the ‘336 patent. We filed a petition for review of the Initial Determination with the full ITC on September 23, 2013. We expect to learn within 45 days of the date of the Initial Determination if the petition for review will be granted. If granted, the ITC could potentially reconsider the finding of noninfringement. If we prevail in a review by the full ITC such that the ‘336 is found to be infringed, then the target date in the ITC proceeding in which the ITC could potentially issue an importation ban on infringing products, is January 6, 2014. All of the district court actions against the new parties (i.e., all respondents other than Acer and HTC) that have not previously settled are currently stayed pending resolution of the 853 Investigation.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

Licensing Fee Disputes

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

In September 2013, Alliacense asserted it was owed amounts pursuant to a contingency provision of the Program Agreement it entered into with PDS, TPL and us in July 2012. We have requested Alliacense provide additional supporting information. Until such additional information is made available to us we cannot determine if the amounts as requested are owed. While no amounts have been accrued in regards to these matters, we believe pursuant to the criteria defined in Accounting Standards Codification 450-20-50 Disclosure of Certain Loss Contingencies, it is reasonably possible that as a result of the amounts asserted by Alliacense, PDS could recognize a charge to earnings in the range of $0 to $201,150 relating to the quarter ended August 31, 2013 and $0 to $421,956 relating to the quarter ended November 30, 2013.

401(k) Plan

Patriot has a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. Patriot matches 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Patriot’s participants vest 33% per year over a three year period in their matching contributions. Patriot’s matching contributions during the three months ended August 31, 2013 and 2012 were $3,754 and $3,753, respectively.

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

7. Subsequent Events

We have evaluated subsequent events after the balance sheet date and based on our evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

During the period September 1, 2013 through October 9, 2013, we purchased 448,608 shares of our common stock at an aggregate cost of $40,009 pursuant to our stock buyback program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND THE REST OF THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS". SEE ALSO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 2013.

Overview

In June 2005, we entered into a series of agreements with TPL and others to facilitate the pursuit of unlicensed users of our intellectual property. In October 2011 we settled litigation with TPL that was initiated by us over matters related to the management of the MMP Portfolio. In July 2012 we entered into additional agreements with TPL, PDS and the TPL affiliate, Alliacense, in furtherance of the management and commercialization of the MMP Portfolio. The July 2012 Agreements (“July 2012 Agreements”) paved the way for an aggressive litigation strategy subsequently initiated on July 24, 2012 whereby Alliacense filed parallel actions with the ITC and in the U.S. District Court against multiple companies alleged to be infringers of the MMP portfolio. We believe that the significant investment in legal effort and costs incurred to date at PDS, in addition to this expanded litigation strategy, is necessary for the protection of our interests in the MMP portfolio and its future success. We intend to continue our joint venture with TPL to pursue license agreements with unlicensed users of our technology. It has been our belief that continuing to work through TPL and its affiliate Alliacense, as compared to pursuing other alternatives, including creating and using our own licensing team for those activities, avoids a competitive devaluation of our principal assets and is a prudent way to achieve the desired results as we seek to obtain fair value from users of our intellectual property.

During fiscal 2013 and through the date of this filing, we and TPL each contributed $1,097,809 to fund the working capital of PDS. To the extent MMP portfolio license proceeds are insufficient, we expect working capital contributions to PDS to continue in the future. Cash shortfalls currently experienced by PDS will have an adverse effect on our liquidity. To date, we have determined that it is in the best interests of the MMP licensing program that we contribute our 50% share of additional capital to PDS to provide for PDS litigation support payments to Alliacense, in the event license revenues received by PDS are insufficient to meet these needs.

On October 9, 2013 PDS’ cash balance was $2,889,079. Management’s plans for the continued operation of PDS rely on the ability of Alliacense to obtain license agreements to cover the operational costs of PDS. Notwithstanding the November 30, 2012 and May 31, 2013 fiscal quarters, PDS has experienced a decline in licensing revenues and has been incurring significant third-party costs for expert testimony, depositions and other related legal costs pursuant to litigation with HTC Corporation, and Acer, Inc., in U.S. District Court, and actions with the ITC Investigation No. 337-TA-853. Although the HTC and Acer U.S. District Court actions have concluded and an Initial Determination rendered by the ITC, as a result of actions against additional defendants in U.S. District Court which are currently stayed, and a petition for review of the Initial Determination which is currently under consideration by the full ITC, we could be required to make capital contributions to PDS for any future litigation related costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

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

Discontinued Operations and Assets Held for Sale

On February 17, 2012, our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows. In accordance with authoritative guidance we have classified the assets, operations and cash flows of PDSG as discontinued operations for all periods presented. During March 2012, we entered into an interim agreement with the purchaser of the assets of PDSG which required the purchaser to pay PDSG $93,450 to subsidize the April 2012 expenses of PDSG during the sale transaction negotiations. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years. From April 30, 2012 to August 31, 2013, the gain on the asset sale of PDSG is approximately $44,700.

Summarized operating results of discontinued operations for the three months ended August 31, 2013 and 2012 are as follows:

	August 31, 2013	August 31, 2012
Operating loss from discontinued operations	$–	$(1,387)
Gain on sale of discontinued operations	$40,358	$532
Income (loss) before income taxes	$40,358	$(855)
Income (loss) from discontinued operations	$40,358	$(855)

PDSG activity for the three months ended August 31, 2013 consists of PDSG royalty revenues.

PDSG activity for the three months ended August 31, 2012 consists of operating expenses for: insurance, taxes and bank fees offset by PDSG royalty revenues.

The following table summarizes the carrying amount at August 31, 2013 and May 31, 2013 of the major classes of assets of PDSG classified as discontinued operations:

	August 31, 2013	May 31, 2013
Current assets:
Other current assets	$70,358	$40,682

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

We have determined that it was more likely than not that all of our deferred tax assets will not be realized in the future due to our continuing pre-tax and taxable losses. As a result of this determination we have placed a full valuation allowance against our deferred tax assets.

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

Results of Operations

Comparison of the Three Months Ended August 31, 2013 and Three Months Ended August 31, 2012.

	Three months ended
	August 31, 2013	August 31, 2012
Selling, general and administrative	$438,654	$392,062

Selling, general and administrative expenses increased from approximately $392,000 for the three months ended August 31, 2012 to approximately $439,000 for the three months ended August 31, 2013. The increase consisted primarily of approximately $62,000 in share-based compensation expense for stock options issued in June 2013.

	Three months ended
	August 31, 2013	August 31, 2012
Other income (expense):
Interest income	$490	$4,147
Other income	–	118
Realized gain on sale of marketable securities	–	55,873
Equity in loss of affiliated company	(85,184)	(557,068)
Total other expense, net	$(84,694)	$(496,930)

Our other income and (expenses) for the three months ended August 31, 2013 and 2012 included equity in the loss of PDS of approximately $85,000 and $557,000, respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the equity in loss of PDS is due to an increase in licensing revenue as compared to the prior period and the continuing legal costs incurred by PDS in connection with the patent litigation. Included in interest and other income for the three months ended August 31, 2012 is approximately $56,000 of recovery on the $600,879 realized loss on sale of marketable securities relating to our auction rate securities recognized during the fiscal year ended May 31, 2011. Through August 2012 we have received proceeds totaling $403,325 relating to the recovery of our fiscal 2011 realized loss.

	Three months ended
	August 31, 2013	August 31, 2012
Loss from continuing operations before income taxes	$(523,348)	$(888,992)

Loss before income taxes decreased from approximately $889,000 for the three months ended August 31, 2012 to approximately $523,000 for the three months ended August 31, 2013 primarily due to the decrease in our equity in loss of PDS.

Provision for income taxes

During the three months ended August 31, 2013 and 2012, we recorded a provision for income taxes related to federal and California taxes of approximately $3,900 and $2,600, respectively.

Results of Discontinued Operations

Comparison of the Three Months Ended August 31, 2013 and Three Months Ended August 31, 2012.

	Three months ended
	August 31, 2013	August 31, 2012
Selling, general and administrative	$–	$1,387

Selling, general and administrative expenses decreased from approximately $1,000 for the three months ended August 31, 2012 due to the sale of substantially all of the assets of PDSG in April 2012.

	Three months ended
	August 31, 2013	August 31, 2012
Operating loss	$–	$(1,387)

Operating loss decreased from approximately $1,000 for the three months ended August 31, 2012 due to the sale of substantially all of the assets of PDSG in April 2012 and no further operating expenses being incurred by PDSG due to the asset sale.

	Three months ended
	August 31, 2013	August 31, 2012
Other income (expense):
Other income	$40,358	$532
Total other income, net	$40,358	$532

Other income increased for the three months ended August 31, 2013 as compared to the three months ended August 31, 2012 due to royalty income earned by PDSG per terms of the asset sale agreement.

Income (loss) from discontinued operations, net

We recorded net income from discontinued operations for the three months ended August 31, 2013 of $40,358 consisting of royalty revenue earned under the terms of the asset sale agreement and a net loss from discontinued operations for the three months ended August 31, 2012 of $(855).

Net loss

We recorded net loss for the three months ended August 31, 2013 and 2012 of $(486,890) and $(892,412), respectively.

Liquidity and Capital Resources

Liquidity

Our cash and cash equivalents and short-term investment balances decreased from approximately $7,767,000 as of May 31, 2013 to approximately $7,253,000 as of August 31, 2013. We also have restricted cash balances amounting to approximately $21,000 as of May 31, 2013 and August 31, 2013. Total current assets decreased from approximately $8,040,000 as of May 31, 2013 to approximately $7,529,000 as of August 31, 2013. Total current liabilities amounted to approximately $278,000 and approximately $98,000 as of May 31, 2013 and August 31, 2013, respectively. The change in our working capital position as of August 31, 2013 as compared with May 31, 2013 results primarily from the decrease in our cash balance and the change in our accounts payable balance.

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

PDS has been incurring significant third-party costs for expert testimony, depositions and other related litigation costs. We could be required to make capital contributions to PDS for any future litigation related costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses (see Note 6 of the accompanying condensed consolidated financial statements).

Our current liquid cash resources as of August 31, 2013 are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $7,253,160 at August 31, 2013.

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

Cash Flows From Operating Activities

Cash used in operating activities of continuing operations was approximately $531,000 and $566,000 for the three months ended August 31, 2013 and 2012, respectively. The principal component of the current period amount was the loss in earnings of affiliated company of approximately $85,000. This increase was offset by the net loss from continuing operations of approximately $527,000, and changes in accounts payable and accrued expenses of approximately $182,000. The principal components of the prior period are the prior period net loss from continuing operations and changes in accounts payable and accrued expenses, offset by the loss in earnings of affiliated company and change in income taxes payable.

Cash provided by operating activities of discontinued operations was approximately $11,000 and $4,000 for the three months ended August 31, 2013 and 2012, respectively, due to PDSG’s royalty agreement in connection with the April 2012 asset sale.

Cash Flows From Investing Activities

Cash provided by investing activities of continuing operations was approximately $6,300 and $302,000 for the three months ended August 31, 2013 and 2012, respectively. Cash activities for the current period were attributable to distributions from PDS. Cash activities for the prior period were primarily attributable to purchases and sales of marketable securities and capital contributions to PDS.

Cash Flows From Financing Activities

Cash used in financing activities for the three months ended August 31, 2012 was approximately $14,000 and was attributable to purchases of common stock for treasury. No treasury stock purchases were made during the quarter ended August 31, 2013.

Capital Resources

Our current liquid cash resources as of August 31, 2013, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our primary significant source of cash generation. In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $7,253,160 at August 31, 2013.

Recent Accounting Pronouncements

During the three months ended August 31, 2013, there were no recent issuances of accounting pronouncements as compared to those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013, that are of significance, or have potential material significance to us.

Risk Factors

We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock. We believe the following to be our most significant risk factors as of the date this report is being filed. The risks and uncertainties described below are not the only ones we face. Please refer to our risk factors contained in our Form 10-K for the year ended May 31, 2013 for additional risk factors.

We May Be Required To Fund Our Joint Venture’s Legal Costs.

On March 20, 2013 TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. While TPL’s petition does not at present affect the licensing agreement between PDS and Alliacense, PDS has incurred significant third-party legal costs in matters before the U.S. District Court, and the actions with the ITC Investigation No. 337-TA-853, both of which have certain aspects which are ongoing. If PDS does not receive sufficient licensing revenues to pay these expenses, we may be required to pay these expenses. In the event the cost of the U.S. District Court and ITC Investigation actions exceeds our ability to fund these efforts, our options for additional sources of financing may be limited.

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

We are parties to multiple lawsuits regarding the MMP Portfolio. See footnote 6 to our condensed consolidated financial statements and Part II, Item 1. “Legal Proceedings” in this quarterly report on Form 10-Q for more information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of August 31, 2013, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of August 31, 2013, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

Patent Litigation

Our patent litigation with TPL and Alliacense Ltd. in the United States District Court for the Northern District of California against Acer, Inc., HTC Corporation and affiliated entities, as described in Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the year ended May 31, 2013 ("Annual Report"), has been settled as follows: on September 6, 2013 Acer entered into an MMP Portfolio license agreement that also provided for the dismissal of all claims in the N.D. Cal Case, as well as the filing of a joint motion to terminate Acer as a respondent in the ITC 853 Investigation. A jury trial was held in the N.D. Cal. Case against HTC, beginning on September 23, 2013. On October 3, 2013, the jury returned a verdict in favor of us and TPL, finding that HTC had infringed the ‘336 patent with damages of $958,560.

Our patent litigation with TPL and PDS in the ITC against Barnes & Noble Inc., Garmin Ltd., HTC Corporation, Huawei Technologies Co. Ltd., LG Electronics, Nintendo Co. Ltd., Novatel Wireless Inc., Samsung Electronics Co. Ltd., and ZTE Corporation, as described in Item 3 – “Legal Proceedings” in our Annual Report, is still ongoing. During August and September 2013, Kyocera Corporation and Amazon.com, Inc. settled their litigation in this matter with PDS. An Initial Determination was rendered on September 6, 2013 finding that none of the remaining Respondents had infringed the ‘336 patent. We filed a petition for review of the Initial Determination with the full ITC on September 23, 2013. We expect to learn within 45 days of the date of the Initial Determination if the petition for review will be granted.

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
33

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

10.8	Agreement effective July 11, 2012 between Technology Properties Limited, LLC and the Company, incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated July 11, 2012 (Commission file No. 000-22182).†

10.9	Agreement effective July 17, 2012 among Phoenix Digital Solutions, LLC, Alliacense Limited, LLC, Technology Properties Limited, LLC, and the Company, incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated July 11, 2012 (Commission file No. 000-22182).†

31.1*	Certification of Clifford L. Flowers, Interim CEO, pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Clifford L. Flowers, CFO, pursuant Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Clifford L. Flowers, CFO and Interim CEO, pursuant to Section 1350 of Chapter 63 Title 18 of the United States Code

101.INS **	XBRL Instance Document

101.SCH **	XBRL Schema Document

101.CAL **	XBRL Calculation Linkbase Document

101.DEF **	XBRL Definition Linkbase Document

101.LAB **	XBRL Label Linkbase Document

101.PRE **	XBRL Presentation Linkbase Document

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: October 15, 2013	PATRIOT SCIENTIFIC CORPORATION /S/ CLIFFORD L. FLOWERS Clifford L. Flowers Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)