Form 10-Q
period 2013-11-30
PATRIOT SCIENTIFIC CORP
filed 2014-01-14
CIK 836564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

On January 9, 2014, 404,798,797 shares of common stock, par value $0.00001 per share were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of November 30, 2013 (unaudited) and May 31, 2013	3
Condensed consolidated Statements of Operations for the three and six months ended November 30, 2013 and November 30, 2012 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the six months ended November 30, 2013 and November 30, 2012 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	6-22
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-33
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	33
ITEM 4. Controls and Procedures	33
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	34
ITEM 1A. Risk Factors	34
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
ITEM 3. Defaults Upon Senior Securities	35
ITEM 4. Mine Safety Disclosures	35
ITEM 5. Other Information	35
ITEM 6. Exhibits	35-37

SIGNATURES	38

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	November 30, 2013	May 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$6,354,303	$7,572,887
Restricted cash and cash equivalents	21,071	21,018
Marketable securities	900,537	194,463
Accounts receivable – affiliated company	69,519	16,538
Prepaid expenses and other current assets	103,944	194,901
Current assets of discontinued operations	21,225	40,682
Total current assets	7,470,599	8,040,489

Property and equipment, net	3,926	5,078
Other assets	3,036	3,036
Investment in affiliated company	378,122	366,304
Total assets	$7,855,683	$8,414,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,294	$219,213
Accrued expenses and other	55,632	58,521
Income tax payable	31,813	–
Total current liabilities	115,739	277,734
Total liabilities	115,739	277,734

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 404,798,797 shares outstanding at November 30, 2013 and 438,242,618 shares issued and 405,247,405 shares outstanding at May 31, 2013	4,382	4,382
Additional paid-in capital	77,400,852	77,338,434
Accumulated deficit	(55,220,887)	(54,801,249)
Common stock held in treasury, at cost – 33,443,821 shares and 32,995,213 shares at November 30, 2013 and May 31, 2013, respectively	(14,444,403)	(14,404,394)
Total stockholders’ equity	7,739,944	8,137,173
Total liabilities and stockholders’ equity	$7,855,683	$8,414,907

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Operating expenses:
Selling, general and administrative	$373,491	$238,171	$812,145	$630,233
Total operating expenses	373,491	238,171	812,145	630,233

Other income (expense):
Interest income	675	4,024	1,165	8,170
Other income	–	191,250	–	191,369
Realized recovery (loss) on marketable securities	(347)	–	(347)	55,873
Equity in earnings of affiliated company	472,003	1,234,662	386,819	677,594
Total other income, net	472,331	1,429,936	387,637	933,006

Income (loss) from continuing operations before income taxes	98,840	1,191,765	(424,508)	302,773

Provision for income taxes	31,813	148	35,713	2,713

Income (loss) from continuing operations	67,027	1,191,617	(460,221)	300,060

Income from discontinued operations, net	225	1,078	40,583	223

Net income (loss)	$67,252	$1,192,695	$(419,638)	$300,283

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$–	$–	$–	$–
Income from discontinued operations	$–	$–	$–	$–
Net income (loss)	$–	$–	$–	$–

Weighted average number of common shares outstanding-basic	402,025,727	402,533,531	402,215,280	402,665,735
Weighted average number of common shares outstanding-diluted	404,922,629	405,378,161	402,215,280	405,510,365

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	November 30, 2013	November 30, 2012

Operating activities:
Net income (loss)	$(419,638)	$300,283
Less: Net income from discontinued operations	40,583	223
Income (loss) from continuing operations	(460,221)	300,060
Adjustments to reconcile net income (loss) before discontinued operations to net cash used in operating activities:
Depreciation	1,152	1,303
Share-based compensation	62,418	–
Accrued interest income added to investments	(19)	(4,369)
Equity in earnings of affiliated company	(386,819)	(677,594)
Realized (recovery) loss on sale of marketable securities	347	(55,873)
Loss on disposal of fixed assets	–	2,036
Changes in operating assets and liabilities:
Accounts receivable - affiliated company	(52,981)	130,256
Prepaid expenses and other current assets	90,957	104,001
Income taxes payable	31,813	313
Accounts payable, accrued expenses, and other	(193,808)	(229,580)
Net cash used in operating activities of continuing operations	(907,161)	(429,447)
Net cash provided by operating activities of discontinued operations	60,041	10,602
Net cash used in operating activities	(847,120)	(418,845)

Investing activities:
Proceeds from sales of marketable securities	296,696	2,753,793
Purchases of marketable securities	(1,003,151)	(3,709,000)
Purchase of property and equipment	–	(1,240)
Investment in affiliated company	–	(857,809)
Distributions from affiliated company	375,000	625,000
Net cash used in investing activities	(331,455)	(1,189,256)

Financing activities:
Repurchase of common stock for treasury	(40,009)	(47,060)
Net cash used in financing activities	(40,009)	(47,060)

Net decrease in cash and cash equivalents	(1,218,584)	(1,655,161)
Cash and cash equivalents, beginning of period	7,572,887	4,699,174
Cash and cash equivalents, end of period	$6,354,303	$3,044,013

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$3,900	$–

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented. Operating results for the six month period ended November 30, 2013 are not necessarily indicative of the results that may be expected for the year ending May 31, 2014.

Subsequent events have been evaluated through the issuance date of these condensed consolidated financial statements.

Basis of Consolidation

The condensed consolidated balance sheets at November 30, 2013 and May 31, 2013 and condensed consolidated statements of operations for the three and six months ended November 30, 2013 and 2012 includes our accounts and those of our wholly owned subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

PDSG is being presented as discontinued operations in the condensed consolidated statements of operations for all periods presented. See “Discontinued Operations” below for additional information.

Discontinued Operations and Assets Held for Sale

On February 17, 2012, our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows. In accordance with authoritative guidance we have classified the assets, operations and cash flows of PDSG as discontinued operations for all periods presented. During March 2012, we entered into an interim agreement with the purchaser of the assets of PDSG which required the purchaser to pay PDSG $93,450 to subsidize the April 2012 expenses of PDSG during the sale transaction negotiations. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years. From April 30, 2012 to November 30, 2013, the gain on the asset sale of PDSG is approximately $45,000.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Discontinued Operations and Assets Held for Sale (continued)

Summarized operating results of discontinued operations for the three and six months ended November 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating loss from discontinued operations	$–	$(1,075)	$–	$(2,462)
Gain on sale of discontinued operations	$225	$2,153	$40,583	$2,685
Income before income taxes	$225	$1,078	$40,583	$223
Income from discontinued operations	$225	$1,078	$40,583	$223

PDSG activity for the three and six months ended November 30, 2013 consists of PDSG royalty revenues.

PDSG activity for the three and six months ended November 30, 2012 consists of operating expenses for legal, insurance, taxes and bank fees offset by PDSG royalty revenues.

The following table summarizes the carrying amount at November 30, 2013 and May 31, 2013 of the major classes of assets of PDSG classified as discontinued operations:

	Unaudited
	November 30, 2013	May 31, 2013
Current assets:
Other current assets	$21,225	$40,682

Liquidity and Management’s Plans

Cash shortfalls currently experienced by Phoenix Digital Solutions, LLC (“PDS”) will have an adverse effect on our liquidity. During the fiscal year ended May 31, 2013, we and Technology Properties Limited, Inc. (“TPL”) each contributed $1,097,809 in additional capital to fund the operations of PDS. We and TPL have made no such contributions for the six months ended November 30, 2013. To date, we have determined that it is in the best interests of the Moore Microprocessor Patent (“MMP”) licensing program that we provide our 50% share of capital to provide for PDS expenses including legal retainers, and litigation related payments, as well as licensing and litigation support payments to Alliacense Limited, LLC (“Alliacense”, an affiliate of TPL), in the event license revenues received by PDS are insufficient to meet these needs. We believe it is likely that contributions to PDS to fund working capital will continue to be required.

PDS has been incurring significant third-party costs for expert testimony, depositions and other related litigation costs. We could be required to make capital contributions to PDS for any future litigation related costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses (see Note 6).

Our current liquid cash resources as of November 30, 2013, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $7,254,840 at November 30, 2013.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Liquidity and Management’s Plans (continued)

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. If we provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements. If we determine that it is appropriate to consolidate PDS, we would measure the assets, liabilities and noncontrolling interests of PDS at their fair values at the date that we have the controlling financial interest.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

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

For the three months ended November 30, 2013 potential common shares of 935,000 related to our outstanding options were not included in the calculation of diluted income per share for continuing and discontinued operations. For the three months ended November 30, 2013 we included the PDSG escrow shares of 2,844,630 in the calculation of diluted income per share for continuing and discontinued operations.

For the six months ended November 30, 2013 potential common shares of 1,510,000 related to our outstanding options were not included in the calculation of diluted loss per share for continuing and discontinued operations as we recorded a loss. Had we reported net income for the six months ended November 30, 2013, 575,000 additional shares of common stock would have been included in the calculation of diluted income per share for continuing and discontinued operations.

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

Restricted cash and cash equivalents at November 30, 2013 and May 31, 2013 consist of deposits in a savings account required to be held as collateral for our corporate credit card.

At November 30, 2013 and May 31, 2013, our marketable securities in the amount of $900,537 and $194,463, respectively, consist of the par value plus accrued interest of our time deposits. These marketable securities are classified as available for sale and are reported at fair market value.

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

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at November 30, 2013 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	November 30,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$149,647	$149,647	$–	$–
Money market funds	5,760,174	5,760,174	–	–
Certificates of deposit	444,482	–	444,482	–
Restricted cash	21,071	21,071	–	–
Marketable securities:
Short-term:
Certificates of deposit	900,537	–	900,537	–
Total	$7,275,911	$5,930,892	$1,345,019	$–

		Fair Value Measurements at May 31, 2013 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$197,862	$197,862	$–	$–
Money market funds	5,225,176	5,225,176	–	–
Certificates of deposit	2,149,849	–	2,149,849	–
Restricted cash	21,018	21,018	–	–
Marketable securities:
Short-term:
Certificates of deposit	194,463	–	194,463	–
Total	$7,788,368	$5,444,056	$2,344,312	$–

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

Beginning in fiscal 2011, we purchased certificates of deposit with varying maturity dates greater than three months. The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of November 30, 2013:

	November 30, 2013
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$444,482	$–	$444,482
Due in one year or less	$900,537	$–	$900,537

The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2013:

	May 31, 2013
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$2,149,849	$–	$2,149,849
Due in one year or less	$194,463	$–	$194,463

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Pursuant to our June 7, 2005 agreement with PDS and TPL to license the MMP Portfolio (“Commercialization Agreement”), PDS had committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by TPL on behalf of PDS. During the six months ended November 30, 2012, PDS expensed $185,000 pursuant to this commitment. This expense is recorded in the accompanying PDS statement of income for the six months ended November 30, 2012 presented below. These expenses concluded with the execution of the July 11, 2012 Licensing Program Services Agreement (the “Program Agreement”).

PDS reimburses TPL for payment of all legal and third-party expert fees and other related third-party costs and expenses, although the majority of third-party costs are paid directly by PDS. During the three months ended November 30, 2013 and 2012, PDS expensed $849,404 and $790,308, respectively, pursuant to the agreement. These expenses are recorded in the accompanying PDS statements of income presented below net of $80,415 and $3,838, respectively, of legal fee reversals previously expensed and recorded as accounts payable to TPL during the three months ended November 30, 2013 and 2012 as the statute of limitations had expired. During the six months ended November 30, 2013 and 2012, PDS expensed $2,218,435 and $908,185, respectively, pursuant to the agreement. These expenses are recorded in the accompanying PDS statements of income presented below net of $390,307 and $3,838, respectively, of legal fee reversals previously expensed and recorded as accounts payable to TPL during the six months ended November 30, 2013 and 2012 as the statute of limitations had expired.

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

Pursuant to the Program Agreement, PDS has committed to Alliacense a quarterly amount of $500,000 which represents the licensing services fees due Alliacense, subject to a contingency arrangement which provides for a percentage on future revenues, for its efforts to secure licensing agreements on behalf of PDS. The continuation of these payments is under review (see Note 6). These payments can be capped at $2,000,000 pursuant to six-month notice from PDS, at which time the PDS management committee will review and decide the warranting of future payments. These payments replace the quarterly amounts previously paid to TPL pursuant to the Commercialization Agreement. During the three months ended November 30, 2013 and 2012, PDS expensed $475,000 and $500,000, respectively, pursuant to this commitment and during the six months ended November 30, 2013 and 2012, PDS expensed $956,353 and $815,000, respectively, pursuant to this commitment. These expenses are recorded in the accompanying PDS statements of income presented below. Certain terms of the Program Agreement and the TPL Agreement if enacted could provide for some reductions and/or limitations to the amount of the quarterly advances provided to Alliacense.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Pursuant to the Program Agreement PDS has committed to pay Alliacense litigation support fees relating to Alliacense’s special work and effort related to MMP maintenance and litigation support including support in the U.S. District Court and the complaints filed on behalf of TPL, PDS and us with the U.S. International Trade Commission (“ITC”) on July 24, 2012. During the three months ended November 30, 2013 and 2012, PDS expensed $61,857 and $510,418, respectively, pursuant to this commitment and during the six months ended November 30, 2013 and 2012, PDS expensed $180,413 and $1,453,521, respectively, pursuant to this commitment. Future litigation support payments to Alliacense relating to the ITC litigation are potentially subject to a contingency arrangement which provides for a percentage of future recoveries in these actions. These expenses are recorded in the accompanying PDS statements of income presented below.

During the three months ended November 30, 2013, PDS paid Alliacense $300,000 against multiple outstanding disputed items (see Note 6.)

During January 2013, TPL and Moore settled their litigation. Terms of the settlement include the payment by PDS to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever comes first. Per terms of the agreement PDS paid Moore $150,000 on the settlement date and will pay Moore $16,667 per month from August 2013 through January 2014 and $20,833 per month beginning February 2014 through January 2017. During the three and six months ended November 30, 2013, PDS expensed $50,001 and $66,668, respectively, pursuant to this commitment. These expenses are recorded in the accompanying PDS statements of income presented below.

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’ net income during the three and six months ended November 30, 2013 of $472,003 and $386,819 respectively, as an increase in our investment. We received distributions of $375,000 from PDS during the six months ended November 30, 2013 and we have recorded these distributions as a decrease in our investment. Our share of PDS’ net income during the three and six months ended November 30, 2012 was $1,234,662 and $677,594, respectively, which we have recorded as an increase in our investment. During the three months ended November 30, 2012 we received cash distributions of $625,000 and have recorded these distributions as a decrease in our investment.

We have recorded our share of PDS’ net income for the three and six months ended November 30, 2013 and 2012 as “Equity in earnings of affiliated company” in the accompanying condensed consolidated statements of operations.

During the three and six months ended November 30, 2013, PDS entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $3,532,000 and $5,022,000, respectively.

During the three and six months ended November 30, 2012, PDS entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $4,370,000 and $4,820,000, respectively.

At November 30, 2013, PDS had accounts payable balances of approximately $585,000, $25,000, and $70,000 to TPL, Alliacense, and PTSC, respectively.

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

PDS’ balance sheets at November 30, 2013 and May 31, 2013 and statements of income for the three and six months ended November 30, 2013 and 2012 are as follows:

Balance Sheets

Assets:

	November 30, 2013	May 31, 2013
	(Unaudited)	(Audited)
Cash	$1,230,027	$1,320,932
Prepaid expenses	221,481	717,540
Licenses receivable	–	250,000
Total assets	$1,451,508	$2,288,472

Liabilities and Members’ Equity:

	November 30, 2013	May 31, 2013
	(Unaudited)	(Audited)
Related party payables	$695,264	$1,544,075
Income tax payable	–	11,790
Members’ equity	756,244	732,607
Total liabilities and members’ equity	$1,451,508	$2,288,472

Statements of Income

	Three Months Ended		Six Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$3,532,000	$4,370,000	$5,022,000	$4,820,000
Expenses	2,181,594	1,900,675	3,841,963	3,464,811
Operating income	1,350,406	2,469,325	1,180,037	1,355,189
Income before provision for income taxes and foreign taxes	1,350,406	2,469,325	1,180,037	1,355,189
Provision for income taxes and foreign taxes	(406,400)	–	(406,400)	–
Net income	$944,006	$2,469,325	$773,637	$1,355,189

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

PDS Related Party Balances And Transactions

Balances with related parties as of November 30, 2013 and May 31, 2013 are summarized as follows:

	November 30, 2013	May 31, 2013
Assets:
Prepaid expenses (Advances to Alliacense)	$–	$456,353
Liabilities:
Related party payables and accrued expenses (TPL) (1)	$584,524	$1,493,775
Related party payables (PTSC)	69,519	16,538
Related party payables (Alliacense)	24,597	33,762
Total liabilities	$678,640	$1,544,075

(1)	Pursuant to the terms of the Commercialization Agreement, PDS will reimburse TPL for the payment of all legal and third party expert fees and other related third party costs and expenses upon TPL’s submission of documentation supporting that payment by them has occurred.

Transactions with related parties for the three and six months ended November 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Expenses paid or accrued (TPL)	$849,404	$790,308	$2,218,435	$1,093,185
Expenses paid or accrued (Alliacense)	836,857	1,010,417	1,440,788	2,268,521

Significant Contractual Legal Relationship

PTSC, through its unconsolidated affiliate, PDS has incurred litigation related costs from an unrelated law firm and legal subcontractors with respect to substantial legal services for the commercialization of the MMP portfolio of microprocessor patents.

Accounts payable balances due this law firm and legal subcontractors as of November 30, 2013 and May 31, 2013 were $16,622 and $518,694, respectively.

Transactions with this law firm and legal subcontractors for the three and six months ended November 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Legal costs	$1,325,298	$781,420	$2,449,214	$889,510

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

For the three and six months ended November 30, 2013, PDS expensed $50,001 and $66,668, respectively, related to this agreement.

In connection with the Program Agreement, PDS is required to make payments to Alliacense of $500,000 no later than three days prior to the start of each calendar quarter. Such payments are non-accountable and non-recoupable, but are offset against the licensing series fees owed to Alliacense pursuant to the Program Agreement. The continuation of these payments is under review (see Note 6). Upon six-months’ notice to Alliacense, and in conjunction with a proportionate reduction in the scope of the Project Description, as defined, PDS may determine to implement a maximum of advances not-yet-offset of $2,000,000.

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

5. Stockholders’ Equity

Share Repurchases

During July 2006, we commenced our Board of Director-approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market. As part of the program we purchased 448,608 and 480,115 shares of our common stock at an aggregate cost of $40,009 and $47,060 during the six months ended November 30, 2013 and 2012, respectively.

Equity Transactions

The following table summarizes equity transactions during the six months ended November 30, 2013:

	Common Stock		Additional	Accumulated
	Shares	Amounts	Paid-in Capital	Deficit	Treasury Stock

Balance June 1, 2013	405,247,405	$4,382	$77,338,434	$(54,801,249)	$(14,404,394)
Share-based compensation	–	–	62,418	–	–
Repurchase of common stock for treasury	(448,608)	–	–	–	(40,009)
Net loss	–	–	–	(419,638)	–
Balance November 30, 2013	404,798,797	$4,382	$77,400,852	$(55,220,887)	$(14,444,403)

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

Stock Option Activity

As of November 30, 2013, we had 1,510,000 fully vested options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.10 to $0.12 per share expiring through 2018.

On June 4, 2013, we issued 760,000 stock options from our 2006 Stock Option Plan with an exercise price of $0.12 to our employees and directors. The options vested immediately upon issuance.

During the three and six months ended November 30, 2013, we recorded $0 and $62,418, respectively, of share-based compensation expense related to the stock options granted to PTSC directors and employees.

Share-based Compensation

Summary of Assumptions and Activity

The fair value of share-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three and six months ended November 30, 2013 is based on the historical volatilities of our common stock. These factors could change in the future, affecting the determination of share-based compensation expense in future periods.

	Three Months Ended November 30, 2013 (Unaudited)	Six Months Ended November 30, 2013 (Unaudited)		Three Months Ended November 30, 2012 (Unaudited)	Six Months Ended November 30, 2012 (Unaudited)
Expected term	*	5	years	*	*
Expected volatility	*	88%		*	*
Risk-free interest rate	*	1.05%		*	*

* No stock options were granted during these periods.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

A summary of option activity as of November 30, 2013 and changes during the six months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2013	750,000	$0.10
Options granted	760,000	$0.12
Options exercised	–	$–
Options forfeited/expired	–	$–
Options outstanding at November 30, 2013	1,510,000	$0.11	2.87	$5,750
Options vested and expected to vest at November 30, 2013	1,510,000	$0.11	2.87	$5,750
Options exercisable at November 30, 2013	1,510,000	$0.11	2.87	$5,750

The weighted average grant date fair value of options granted during the six months ended November 30, 2013 was $0.08 per option. There were no options granted or exercised during the six months ended November 30, 2012.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.11 per share on November 30, 2013) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.11) on November 30, 2013.

The following table summarizes our employee share-based compensation for the three and six months ended November 30, 2013 and 2012, which was recorded in selling, general and administrative expense as follows:

	Three Months Ended November 30, 2013	Six Months Ended November 30, 2013	Three Months Ended November 30, 2012	Six Months Ended November 30, 2012
Selling, general and administrative expense	$–	$62,418	$–	$–

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

On July 24, 2012 complaints were filed on behalf of us, TPL, and PDS against Acer, Inc., Amazon.com, Inc., Barnes & Noble, Inc., Garmin, Ltd., HTC Corporation, Huawei Technologies Co., Ltd., Kyocera Corporation, LG Electronics, Nintendo C., Ltd., Novatel Wireless, Inc., Samsung Electronics Co., Ltd., Sierra Wireless, Ltd. and ZTE Corporation with the U.S. International Trade Commission ("ITC") (ITC Investigation No. 337-TA-853, or the “853 Investigation”) alleging infringement of the ‘336 patent. We also filed new parallel proceedings in the U.S. District Court for the Northern District of California alleging infringement of the ‘749, ‘890 and ‘336 patents against Amazon.com Inc., Barnes & Noble Inc., Garmin Ltd., Huawei Technologies Co. Ltd., Kyocera Corporation, LG Electronics, Nintendo Co. Ltd., Novatel Wireless Inc., Samsung Electronics Co. Ltd., Sierra Wireless Inc., and ZTE Corporation. We subsequently reached a settlement with Sierra Wireless, Inc. Trial proceedings before the ITC began on June 3, 2013 and concluded the following week. Settlements were subsequently reached with Kyocera Corporation, Amazon.com, Inc., and Acer, Inc. An Initial Determination (“ID”) was rendered on September 6, 2013 finding that none of the remaining Respondents had infringed the ‘336 patent. We filed a petition for review of the ID with the full ITC on September 23, 2013. On November 25, 2013 the ITC announced that it will review, in part, the ID finding. The ITC could potentially reconsider the finding of noninfringement. If we prevail such that the ‘336 is found to be infringed, then the revised target date in the ITC proceeding in which the ITC could potentially issue an importation ban on infringing products, is February 19, 2014. All of the district court actions against the new parties (i.e., all respondents other than Acer and HTC) that have not previously settled are currently stayed pending resolution of the 853 Investigation.

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

In November 2013, PDS paid Alliacense $300,000 against the licensing fees and contingency amounts in dispute, and against the $500,000 quarterly advance due for the quarter ending February 28, 2014, as the parties’ obligations under the Program Agreement are assessed. We believe pursuant to the criteria defined in Accounting Standards Codification 450-20-50 Disclosure of Certain Loss Contingencies, it is reasonably possible that as a result of the amounts asserted, PDS could recognize additional charges to earnings pertaining to the periods ended November 30, 2013 in the range of $0 to approximately $600,000.

401(k) Plan

Patriot has a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. Patriot matches 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Patriot’s participants vest 33% per year over a three year period in their matching contributions. Patriot’s matching contributions during the three months ended November 30, 2013 and 2012 were $3,217 and $1,092, respectively. Patriot’s matching contributions during the six months ended November 30, 2013 and 2012 were $6,970 and $4,845, respectively.

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

On January 9, 2014 PDS’ cash balance was $1,213,209. Management’s plans for the continued operation of PDS rely on the ability of Alliacense to obtain license agreements to cover the operational costs of PDS. Notwithstanding the November 30, 2012 and May 31, 2013 fiscal quarters, PDS has experienced a decline in licensing revenues and has been incurring significant third-party costs for expert testimony, depositions and other related legal costs pursuant to litigation with HTC Corporation, and Acer, Inc., in U.S. District Court, and actions with the ITC Investigation No. 337-TA-853. Although the HTC and Acer U.S. District Court actions have concluded and an Initial Determination rendered by the ITC, as a result of actions against additional defendants in U.S. District Court which are currently stayed, and a petition for review of the Initial Determination which is currently under consideration by the full ITC, we could be required to make capital contributions to PDS for any future litigation related costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. If we provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements. If we determine that it is appropriate to consolidate PDS, we would measure the assets, liabilities and noncontrolling interests of PDS at their fair values at the date that we have the controlling financial interest.

The results of PDSG, which was previously reported as a separate business segment, is being presented as discontinued operations in the condensed consolidated statements of operations for all periods presented.

Discontinued Operations and Assets Held for Sale

On February 17, 2012, our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows. In accordance with authoritative guidance we have classified the assets, liabilities, operations and cash flows of PDSG as discontinued operations for all periods presented. During March 2012, we entered into an interim agreement with the purchaser of the assets of PDSG which required the purchaser to pay PDSG $93,450 to subsidize the April 2012 expenses of PDSG during the sale transaction negotiations. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years. From April 30, 2012 to November 30, 2013, the gain on the asset sale of PDSG is approximately $45,000.

Summarized operating results of discontinued operations for the three and six months ended November 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating loss from discontinued operations	$–	$(1,075)	$–	$(2,462)
Gain on sale of discontinued operations	$225	$2,153	$40,583	$2,685
Income before income taxes	$225	$1,078	$40,583	$223
Income from discontinued operations	$225	$1,078	$40,583	$223

PDSG activity for the three and six months ended November 30, 2013 consists of PDSG royalty revenues.

PDSG activity for the three and six months ended November 30, 2012 consists of operating expenses for: legal, insurance, taxes and bank fees offset by PDSG royalty revenues.

The following table summarizes the carrying amount at November 30, 2013 and May 31, 2013 of the major classes of assets of PDSG classified as discontinued operations:

	Unaudited
	November 30, 2013	May 31, 2013
Current assets:
Other current assets	$21,225	$40,682

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

Results of Operations

Comparison of the Three Months Ended November 30, 2013 and Three Months Ended November 30, 2012.

	Three months ended
	November 30, 2013	November 30, 2012
Selling, general and administrative	$373,491	$238,171

Selling, general and administrative expenses increased from approximately $238,000 for the three months ended November 30, 2012 to approximately $373,000 for the three months ended November 30, 2013. The increase consisted primarily of approximately $129,000 in legal and accounting fees.

	Three months ended
	November 30, 2013	November 30, 2012
Other income (expense):
Interest income	$675	$4,024
Other income	–	191,250
Realized loss on marketable securities	(347)	–
Equity in earnings of affiliated company	472,003	1,234,662
Total other income, net	$472,331	$1,429,936

Our other income for the three months ended November 30, 2013 and 2012 included equity in the earnings of PDS of approximately $1,235,000 and $472,000, respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the decrease in licensing revenue for the current period. The decrease in other income for the three months ended November 30, 2012 as compared to the same period in the current fiscal year is primarily due to the one time receipt of proceeds associated with the settlement of certain litigation unrelated to our patent portfolio.

	Three months ended
	November 30, 2013	November 30, 2012
Income from continuing operations before income taxes	$98,840	$1,191,765

Income from continuing operations before income taxes decreased from approximately $1,192,000 for the three months ended November 30, 2012 to approximately $99,000 for the three months ended November 30, 2013 due to the change in equity in earnings of PDS.

Provision for income taxes

During the three months ended November 30, 2013 and 2012, we recorded a provision for income taxes related to federal and California taxes of approximately $32,000 and $150, respectively.

Net income (loss)

Our net income for the three months ended November 30, 2013 and 2012, was $67,252 and $1,192,695 respectively.

Comparison of the Six Months Ended November 30, 2013 and Six Months Ended November 30, 2012.

	Six months ended
	November 30, 2013	November 30, 2012
Selling, general and administrative	$812,145	$630,233

Selling, general and administrative expenses increased from approximately $630,000 for the six months ended November 30, 2012 to approximately $812,000 for the six months ended November 30, 2013. The increase consisted primarily of approximately $107,000 in legal and accounting fees and approximately $62,000 in stock based compensation expense.

	Six months ended
	November 30, 2013	November 30, 2012
Other income (expense):
Interest income	$1,165	$8,170
Other income	–	191,369
Realized recovery (loss) on marketable securities	(347)	55,873
Equity in earnings of affiliated company	386,819	677,594
Total other income, net	$387,637	$933,006

Our other income for the six months ended November 30, 2013 and 2012 included equity in the earnings of PDS of approximately $387,000 and $678,000, respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the decrease in licensing revenue during the current period. Included in realized recovery on marketable securities for the six months ended November 30, 2012 is approximately $56,000 of recovery on the $600,879 realized loss on sale of marketable securities relating to our auction rate securities recognized during the fiscal year ended May 31, 2011. Through November 2012 we have received proceeds totaling $403,325 relating to the recovery of our fiscal 2011 realized loss. Also included in interest and other income for the six months ended November 30, 2012 is the one time receipt of proceeds associated with the settlement of certain litigation unrelated to our patent portfolio.

	Six months ended
	November 30, 2013	November 30, 2012
Income (loss) from continuing operations before income taxes	$(424,508)	$302,773

Income (loss) from continuing operations before income taxes decreased from approximately $303,000 for the six months ended November 30, 2012 to approximately ($425,000) for the six months ended November 30, 2013 due to the change in equity in earnings of PDS.

Provision for income taxes

During the six months ended November 30, 2013 and 2012, we recorded a provision for income taxes related to federal and California taxes of approximately $36,000 and $2,700, respectively.

Net income (loss)

We recorded net income (loss) for the six months ended November 30, 2013 and 2012, of ($419,638) and $300,283, respectively.

Results of Discontinued Operations

Comparison of the Three Months Ended November 30, 2013 and Three Months Ended November 30, 2012.

	Three months ended
	November 30, 2013	November 30, 2012
Selling, general and administrative	$–	$1,075

Selling, general and administrative expenses decreased from approximately $1,000 for the three months ended November 30, 2012 due to the sale of substantially all of the assets of PDSG in April 2012.

	Three months ended
	November 30, 2013	November 30, 2012
Other income:
Interest and other income	$225	$2,153
Total other income	$225	$2,153

Interest and other income for the three months ended November 30, 2013 and 2012 of approximately $200 and $2,000, respectively, consists of royalties earned for the period. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years.

Income from discontinued operations, net

We recorded net income from discontinued operations of $225 and $1,078 for the three months ended November 30, 2013 and 2012, respectively.

Comparison of the Six Months Ended November 30, 2013 and Six Months Ended November 30, 2012.

	Six months ended
	November 30, 2013	November 30, 2012
Selling, general and administrative	$–	$2,462

Selling, general and administrative expenses decreased from approximately $2,500 for the six months ended November 30, 2012 due to the sale of substantially all of the assets of PDSG in April 2012.

	Six months ended
	November 30, 2013	November 30, 2012
Other income:
Interest and other income	$40,583	$2,685
Total other income	$40,583	$2,685

Interest and other income of approximately $40,600 and $2,700 for the six months ended November 30, 2013 and 2012, respectively, consists of royalties earned for the period. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years.

Income from discontinued operations, net

We recorded net income from discontinued operations of $40,583 and $223 for the six months ended November 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

Liquidity

Our cash and cash equivalents and short-term investment balances decreased from approximately $7,767,000 as of May 31, 2013 to approximately $7,255,000 as of November 30, 2013. We also have restricted cash balances amounting to approximately $21,000 as of May 31, 2013 and November 30, 2013. Total current assets decreased from approximately $8,040,000 as of May 31, 2013 to approximately $7,471,000 as of November 30, 2013. Total current liabilities amounted to approximately $278,000 and approximately $116,000 as of May 31, 2013 and November 30, 2013, respectively. The change in our working capital position as of November 30, 2013 as compared with May 31, 2013 results primarily from payment of our operating expenses.

Cash shortfalls currently experienced by PDS will have an adverse effect on our liquidity. During the fiscal year ended May 31, 2013 and through the date of this filing we and TPL each contributed $1,097,809 in additional capital to fund the operations of PDS. To datewe have determined that it is in the best interests of the MMP licensing program that we provide our 50% share of capital to provide for PDS expenses including legal retainers and litigation related payments, as well as licensing and litigation support payments to Alliacense, in the event license revenues received by PDS are insufficient to meet these needs. We believe it is likely that contributions to PDS to fund working capital will continue to be required.

PDS has been incurring significant third-party costs for expert testimony, depositions and other related litigation costs. We could be required to make capital contributions to PDS for any future litigation related costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses (see Note 6 of the accompanying condensed consolidated financial statements).

Our current liquid cash resources as of November 30, 2013 are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $7,254,840 at November 30, 2013.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. In the event that we provide funding to PDS that is not reciprocated by TPL, which would result in our having a larger ownership percentage in PDS, we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements. If we determine that it is appropriate to consolidate PDS, we would measure the assets, liabilities and noncontrolling interests of PDS at their fair values at the date that we have the controlling financial interest.

Cash Flows From Operating Activities

Cash used in operating activities of continuing operations was approximately $907,000 and $429,000 for the six months ended November 30, 2013 and 2012, respectively. The principal components of the current period amount were net loss from continuing operations of approximately $460,000, the earnings of affiliated company of approximately $387,000 and changes in accounts payable and accrued expenses of approximately $194,000. These decreases were primarily offset by changes in prepaid expenses and other current assets of approximately $91,000, share-based compensation of approximately $62,000 and income taxes payable of approximately $32,000. The principal components of the prior period are the prior period changes in accounts payable and accrued expenses, earnings of affiliated company offset by net income from continuing operations.

Cash provided by operating activities of discontinued operations was approximately $60,000 and $11,000 for the six months ended November 30, 2013 and 2012, respectively. Cash provided by discontinued operations activities relates to royalty revenue received during the period.

Cash Flows From Investing Activities

Cash used in investing activities of continuing operations for the six months ended November 30, 2013 and 2012 was approximately $331,000 and $1,189,000, respectively. Cash activities for the current period were primarily attributable to purchases and sales of marketable securities and distributions from PDS. Cash activities for the prior period were attributable to purchases and sales of marketable securities and contributions to and distributions from PDS.

Cash Flows From Financing Activities

Cash used in financing activities for the six months ended November 30, 2013 and 2012 was approximately $40,000 and $47,000, respectively. Cash activities for the current and prior periods were attributable to purchases of common stock for treasury.

Capital Resources

Our current liquid cash resources as of November 30, 2013, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our primary significant source of cash generation. In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $7,254,840 at November 30, 2013.

Recent Accounting Pronouncements

During the six months ended November 30, 2013, there were no recent issuances of accounting pronouncements as compared to those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013, that are of significance, or have potential material significance to us.

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

We May Be Required To Fund Our Joint Venture’s Legal Costs.

On March 20, 2013 TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. While TPL’s petition does not at present affect the licensing agreement between PDS and Alliacense, PDS has incurred significant legal costs in matters before the U.S. District Court, and the actions with the ITC Investigation No. 337-TA-853, both of which have certain aspects which are ongoing. If PDS does not receive sufficient licensing revenues to pay these expenses, we may be required to pay these expenses. In the event the cost of the U.S. District Court and ITC Investigation actions exceeds our ability to fund these efforts, our options for additional sources of financing may be limited.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of November 30, 2013, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of November 30, 2013, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our patent litigation with TPL and PDS in the ITC against Barnes & Noble Inc., Garmin Ltd., HTC Corporation, Huawei Technologies Co. Ltd., LG Electronics, Nintendo Co. Ltd., Novatel Wireless Inc., Samsung Electronics Co. Ltd., and ZTE Corporation, as described in Item 3 – “Legal Proceedings” in our Annual Report, is still ongoing. During August and September 2013, Kyocera Corporation and Amazon.com, Inc. settled their litigation in this matter with PDS. An Initial Determination was rendered on September 6, 2013 finding that none of the remaining Respondents had infringed the ‘336 patent. We filed a petition for review of the Initial Determination with the full ITC on September 23, 2013. On November 25, 2013, the ITC announced that it would review, in part, the Initial Determination finding.

Item 1A. Risk Factors

Please see Part I, Item 2, above, for our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2006, our Board of Directors authorized a stock repurchase program. We commenced the program in July 2006 and plan to repurchase outstanding shares of our common stock on the open market from time to time. As part of the program, we purchased 448,608 shares of our common stock at an aggregate cost of $40,009 during the three months ended November 30, 2013.

Following is a summary of all repurchases by us of our common stock during the three month period ended November 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs

September 1 – 30, 2013	448,608	$0.09	448,608
October 1 – 31, 2013	–	$–	–
November 1 – 30, 2013	–	$–	–
Total	448,608	$0.09	448,608

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

35

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

36

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

37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: January 14, 2014	PATRIOT SCIENTIFIC CORPORATION /S/ CLIFFORD L. FLOWERS Clifford L. Flowers Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)

38