Form 10-Q
period 2014-02-28
PATRIOT SCIENTIFIC CORP
filed 2014-04-14
CIK 836564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

Yes  ☐     No   ☒

On April 9, 2014, 402,233,879 shares of common stock, par value $0.00001 per share were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of February 28, 2014 (unaudited) and May 31, 2013	3
Condensed consolidated Statements of Operations for the three and nine months ended February 28, 2014 and February 28, 2013 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the nine months ended February 28, 2014 and February 28, 2013 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	6-22
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-34
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	34
ITEM 4. Controls and Procedures	34
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	35
ITEM 1A. Risk Factors	35
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
ITEM 3. Defaults Upon Senior Securities	36
ITEM 4. Mine Safety Disclosures	36
ITEM 5. Other Information	36
ITEM 6. Exhibits	36-38

SIGNATURES

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	February 28, 2014	May 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,861,992	$7,572,887
Restricted cash and cash equivalents	21,098	21,018
Marketable securities	1,000,535	194,463
Accounts receivable – affiliated company	80,745	16,538
Prepaid expenses and other current assets	58,179	194,901
Current assets of discontinued operations	15,000	40,682
Total current assets	7,037,549	8,040,489

Property and equipment, net	3,350	5,078
Other assets	3,036	3,036
Investment in affiliated company	348,234	366,304
Total assets	$7,392,169	$8,414,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,185	$219,213
Accrued expenses and other	48,782	58,521
Income tax payable	21,388	–
Total current liabilities	92,355	277,734
Total liabilities	92,355	277,734

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 404,138,879 shares outstanding at February 28, 2014 and 438,242,618 shares issued and 405,247,405 shares outstanding at May 31, 2013	4,382	4,382
Additional paid-in capital	77,400,852	77,338,434
Accumulated deficit	(55,616,897)	(54,801,249)
Common stock held in treasury, at cost – 34,103,739 shares and 32,995,213 shares at February 28, 2014 and May 31, 2013, respectively	(14,488,523)	(14,404,394)
Total stockholders’ equity	7,299,814	8,137,173
Total liabilities and stockholders’ equity	$7,392,169	$8,414,907

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Operating expenses:
Selling, general and administrative	$379,004	$345,111	$1,191,149	$975,344
Total operating expenses	379,004	345,111	1,191,149	975,344

Other income (expense):
Interest income	2,458	4,995	3,623	13,165
Other income	–	26,250	–	217,618
Realized recovery (loss) on marketable securities	–	–	(347)	55,873
Equity in earnings (loss) of affiliated company	(29,889)	(601,929)	356,930	75,666
Total other income (expense), net	(27,431)	(570,684)	360,206	362,322

Loss from continuing operations before income taxes	(406,435)	(915,795)	(830,943)	(613,022)

Provision (benefit) for income taxes	(10,425)	(2,826)	25,288	(113)

Loss from continuing operations	(396,010)	(912,969)	(856,231)	(612,909)

Income from discontinued operations, net	–	1,248	40,583	1,472

Net loss	$(396,010)	$(911,721)	$(815,648)	$(611,437)

Basic and diluted loss per common share:
Loss from continuing operations	$–	$–	$–	$–
Income from discontinued operations	$–	$–	$–	$–
Net loss	$–	$–	$–	$–

Weighted average number of common shares outstanding-basic and diluted	401,933,416	402,396,196	402,122,360	402,576,876

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	February 28, 2014	February 28, 2013

Operating activities:
Net loss	$(815,648)	$(611,437)
Less: Net income from discontinued operations	40,583	1,472
Loss from continuing operations	(856,231)	(612,909)
Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Depreciation	1,728	1,934
Share-based compensation	62,418	–
Accrued interest income added to investments	(967)	(6,668)
Equity in earnings of affiliated company	(356,930)	(75,666)
Realized loss (recovery) on sale of marketable securities	347	(55,873)
Loss on disposal of fixed assets	–	2,036
Changes in operating assets and liabilities:
Accounts receivable - affiliated company	(64,207)	126,983
Prepaid expenses and other current assets	136,722	150,241
Income taxes payable	21,388	(2,513)
Accounts payable, accrued expenses, and other	(206,768)	(213,884)
Net cash used in operating activities of continuing operations	(1,262,500)	(686,319)
Net cash provided by operating activities of discontinued operations	66,266	15,735
Net cash used in operating activities	(1,196,234)	(670,584)

Investing activities:
Proceeds from sales of marketable securities	1,197,619	5,502,541
Purchases of marketable securities	(2,003,151)	(4,645,799)
Purchase of property and equipment	–	(2,168)
Investment in affiliated company	–	(1,097,808)
Distributions from affiliated company	375,000	1,150,000
Net cash (used in) provided by investing activities	(430,532)	906,766

Financing activities:
Repurchase of common stock for treasury	(84,129)	(57,140)
Net cash used in financing activities	(84,129)	(57,140)

Net (decrease) increase in cash and cash equivalents	(1,710,895)	179,042
Cash and cash equivalents, beginning of period	7,572,887	4,699,174
Cash and cash equivalents, end of period	$5,861,992	$4,878,216

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$3,900	$2,400

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented. Operating results for the nine month period ended February 28, 2014 are not necessarily indicative of the results that may be expected for the year ending May 31, 2014.

Basis of Consolidation

The condensed consolidated balance sheets at February 28, 2014 and May 31, 2013 and condensed consolidated statements of operations for the three and nine months ended February 28, 2014 and 2013 include our accounts and those of our wholly owned subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

PDSG is being presented as discontinued operations in the condensed consolidated statements of operations for all periods presented. See “Discontinued Operations and Assets Held for Sale” below for additional information.

Discontinued Operations and Assets Held for Sale

On February 17, 2012, our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows. In accordance with authoritative guidance we have classified the assets, operations and cash flows of PDSG as discontinued operations for all periods presented. During March 2012, we entered into an interim agreement with the purchaser of the assets of PDSG which required the purchaser to pay PDSG $93,450 to subsidize the April 2012 expenses of PDSG during the sale transaction negotiations. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years. From April 30, 2012 to February 28, 2014, the gain on the asset sale of PDSG is approximately $45,000.

Summarized operating results of discontinued operations for the three and nine months ended February 28, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating loss from discontinued operations	$–	$(761)	$–	$(3,222)
Gain on sale of discontinued operations	$–	$2,009	$40,583	$4,694
Income before income taxes	$–	$1,248	$40,583	$1,472
Income from discontinued operations	$–	$1,248	$40,583	$1,472

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Discontinued Operations and Assets Held for Sale (continued)

PDSG activity for the three and nine months ended February 28, 2014 consists of PDSG royalty revenues.

PDSG activity for the three and nine months ended February 28, 2013 consists of operating expenses for legal, insurance, taxes and bank fees offset by PDSG royalty revenues.

The following table summarizes the carrying amount at February 28, 2014 and May 31, 2013 of the major classes of assets of PDSG classified as discontinued operations:

	February 28, 2014	May 31, 2013
	(Unaudited)
Current assets:
Other current assets	$15,000	$40,682

Liquidity and Management’s Plans

Cash shortfalls currently experienced by Phoenix Digital Solutions, LLC (“PDS”) will have an adverse effect on our liquidity. During the fiscal year ended May 31, 2013, we and Technology Properties Limited, Inc. (“TPL”) each contributed $1,097,809 in additional capital to fund the operations of PDS. We and TPL have made no such contributions for the nine months ended February 28, 2014. To date, we have determined that it is in the best interests of the Moore Microprocessor Patent (“MMP”) licensing program that we provide our 50% share of capital to provide for PDS expenses including legal retainers, and litigation related payments, as well as licensing and litigation support payments to Alliacense Limited, LLC (“Alliacense”, an affiliate of TPL), in the event license revenues received by PDS are insufficient to meet these needs. We believe it is likely that contributions to PDS to fund working capital will continue to be required.

PDS had been incurring significant third-party costs for expert testimony, depositions and other related litigation costs. We could be required to make capital contributions to PDS for any future litigation related costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

Our current liquid cash resources as of February 28, 2014, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $6,862,527 at February 28, 2014.

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

For the three and nine months ended February 28, 2014 and 2013 potential common shares of 1,335,000 and 825,000, respectively, related to our outstanding options were not included in the calculation of basic and diluted loss per share for continuing and discontinued operations as we recorded a loss. Had we reported net income for the three and nine months ended February 28, 2014, 0 and 575,000, respectively, additional shares of common stock would have been included in the calculation of diluted income per share for continuing and discontinued operations. Had we reported net income for the three and nine months ended February 28, 2013, 825,000 and 650,000, respectively, additional shares of common stock would have been included in the calculation of diluted income per share for continuing and discontinued operations.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings Per Share (continued)

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

Intellectual Property Rights

PDS, our investment in affiliate, relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. PDS currently licenses three unexpired U.S. patents issued dating back to 1997 on our microprocessor technology in addition to three European and two Japanese patents. The U.S. patents will expire between August 19, 2014 and 2015 and the European and Japanese patents will expire in 2016. PDS also licenses

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Intellectual Property Rights (continued)

four U.S. patents, six European, and one Japanese patent all of which expired between August 2009 and February 2014. These patents, while expired, may have certain retrospective statutory benefits that will fully diminish six years after the patent expiration date (e.g. for the expired U.S. patents). The patent useful life for purposes of negotiating licenses is finite and these patents are subject to legal challenges, which in combination with the limited life, could adversely impact the stream of revenues. A successful challenge to the ownership of the technology or the proprietary nature of the intellectual property would materially damage business prospects. Any issued patent may be challenged and invalidated.

2. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash and cash equivalents at February 28, 2014 and May 31, 2013 consist of deposits in a savings account required to be held as collateral for our corporate credit card.

At February 28, 2014 and May 31, 2013, our marketable securities in the amount of $1,000,535 and $194,463, respectively, consist of the par value plus accrued interest of our time deposits. These marketable securities are classified as available for sale and are reported at fair market value.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

	Fair Value Measurements at February 28, 2014 (Unaudited) Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	February 28,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$49,022	$49,022	$–	$–
Money market funds	4,911,913	4,911,913	–	–
Certificates of deposit	901,057	–	901,057	–
Restricted cash	21,098	21,098	–	–
Marketable securities:
Short-term:
Certificates of deposit	1,000,535	–	1,000,535	–
Total	$6,883,625	$4,982,033	$1,901,592	$–

	Fair Value Measurements at May 31, 2013 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$197,862	$197,862	$–	$–
Money market funds	5,225,176	5,225,176	–	–
Certificates of deposit	2,149,849	–	2,149,849	–
Restricted cash	21,018	21,018	–	–
Marketable securities:
Short-term:
Certificates of deposit	194,463	–	194,463	–
Total	$7,788,368	$5,444,056	$2,344,312	$–

We purchase certificates of deposit with varying maturity dates greater than three months. The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of February 28, 2014:

	February 28, 2014 (Unaudited)
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$901,057	$–	$901,057
Due in one year or less	$1,000,535	$–	$1,000,535

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

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There has not been a third management committee member since May 2010 however we have initiated arbitration seeking the appointment of a third member (see Note 6). Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. Since there is currently not a third member of the management committee, working capital contributions made to PDS require the approval of both management committee members. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement.

Pursuant to our June 7, 2005 agreement with PDS and TPL to license the MMP Portfolio (“Commercialization Agreement”), PDS had committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by TPL on behalf of PDS. During the nine months ended February 28, 2013, PDS expensed $185,000 pursuant to this commitment. This expense is recorded in the accompanying PDS statement of operations for the nine months ended February 28, 2013 presented below. These expenses concluded with the execution of the July 11, 2012 Licensing Program Services Agreement (the “Program Agreement”).

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

PDS reimburses TPL for payment of all legal and third-party expert fees and other related third-party costs and expenses, although the majority of third-party costs are paid directly by PDS. During the three months ended February 28, 2014 and 2013, PDS reversed $(7,432) and expensed $1,684,915, respectively, pursuant to the Commercialization and Program agreements. These expenses are recorded in the accompanying PDS statements of operations presented below net of $7,432 and $0, respectively, of legal fee reversals previously expensed and recorded as accounts payable to TPL during the three months ended February 28, 2014 and 2013 as the statute of limitations had expired. During the nine months ended February 28, 2014 and 2013, PDS expensed $2,211,003 and $2,593,099, respectively, pursuant to the agreement. These expenses are recorded in the accompanying PDS statements of operations presented below net of $397,739 and $3,838, respectively, of legal fee reversals previously expensed and recorded as accounts payable to TPL during the nine months ended February 28, 2014 and 2013 as the statute of limitations had expired.

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

Pursuant to the Program Agreement, PDS had committed to Alliacense a quarterly amount of $500,000 which represented the licensing services fees due Alliacense, subject to a contingency arrangement which provides for a percentage on future revenues, for its efforts to secure licensing agreements on behalf of PDS. Effective with the quarter ended February 28, 2014, PDS discontinued these payments (see Note 6). These payments had replaced the quarterly amounts previously paid to TPL pursuant to the Commercialization Agreement. During the three months ended February 28, 2014 and 2013, PDS expensed $0 and $500,000, respectively, pursuant to this commitment and during the nine months ended February 28, 2014 and 2013, PDS expensed $956,353 and $1,315,000, respectively, pursuant to this commitment. These expenses are recorded in the accompanying PDS statements of operations presented below.

Pursuant to the Program Agreement PDS has committed to pay Alliacense litigation support fees relating to Alliacense’s special work and effort related to MMP maintenance and litigation support including support in the U.S. District Court and the complaints filed on behalf of TPL, PDS and us with the U.S. International Trade Commission (“ITC”) on July 24, 2012. During the three months ended February 28, 2014 and 2013, PDS expensed $0 and $297,596, respectively, pursuant to this commitment and during the nine months ended February 28, 2014 and 2013, PDS expensed $180,413 and $1,751,117, respectively, pursuant to this commitment. Future litigation support payments to Alliacense relating to the ITC litigation are potentially subject to a contingency arrangement which provides for a percentage of future recoveries in these actions. These expenses are recorded in the accompanying PDS statements of operations presented below.

During the three months ended November 30, 2013, PDS paid Alliacense $300,000 against multiple outstanding disputed items (see Note 6.)

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

During January 2013, TPL and Moore settled their litigation. Terms of the settlement include the payment by PDS to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever comes first. Per terms of the agreement PDS paid Moore $150,000 on the settlement date and paid Moore $16,667 per month from August 2013 through January 2014 and will pay $20,833 per month beginning February 2014 through January 2017. During the three months ended February 28, 2014 and 2013, PDS expensed $54,167 and $150,000, respectively, pursuant to this commitment. During the nine months ended February 28, 2014 and 2013, PDS expensed $120,835 and $150,000, respectively, pursuant to this commitment. These expenses are recorded in the accompanying PDS statements of operations presented below.

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’ net loss during the three months ended February 28, 2014 and 2013 of $29,889 and $601,929, respectively, as a decrease in our investment. We received distributions of $375,000 and $1,150,000 from PDS during the nine months ended February 28, 2014 and 2013, respectively, and we have recorded these distributions as a decrease in our investment. Our share of PDS’ net income during the nine months ended February 28, 2014 and 2013 was $356,930 and $75,666, respectively, which we have recorded as an increase in our investment.

We have recorded our share of PDS’ net income and loss for the three and nine months ended February 28, 2014 and 2013 as “Equity in earnings (loss) of affiliated company” in the accompanying condensed consolidated statements of operations.

During the three and nine months ended February 28, 2014, PDS entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $0 and $5,022,000, respectively.

During the three and nine months ended February 28, 2013, PDS entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $1,500,000 and $6,320,000, respectively.

At February 28, 2014, PDS had accounts payable balances of approximately $577,000, $25,000, and $81,000 to TPL, Alliacense, and PTSC, respectively.

At May 31, 2013, PDS had a prepaid balance to Alliacense of approximately $456,000 for advance payment of the June 1, 2013 quarterly payment less license fees earned. At May 31, 2013, PDS had accounts payable balances of approximately $1,494,000, $34,000, and $17,000 to TPL, Alliacense, and PTSC, respectively.

PDS’ balance sheets at February 28, 2014 and May 31, 2013 and statements of operations for the three and nine months ended February 28, 2014 and 2013 are as follows:

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Balance Sheets

Assets:

	February 28, 2014	May 31, 2013
	(Unaudited)	(Audited)
Cash	$1,179,754	$1,320,932
Prepaid expenses	221,481	717,540
Licenses receivable	–	250,000
Total assets	$1,401,235	$2,288,472

Liabilities and Members’ Equity:

	February 28, 2014	May 31, 2013
	(Unaudited)	(Audited)
Related party payables	$704,768	$1,544,075
Income tax payable	–	11,790
Members’ equity	696,467	732,607
Total liabilities and members’ equity	$1,401,235	$2,288,472

Statements of Operations

	Three Months Ended		Nine Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$–	$1,500,000	$5,022,000	$6,320,000
Expenses	59,777	2,703,857	3,901,740	6,168,668
Operating income (loss)	(59,777)	(1,203,857)	1,120,260	151,332
Income (loss) before provision for income taxes and foreign taxes	(59,777)	(1,203,857)	1,120,260	151,332
Provision for income taxes and foreign taxes	–	–	(406,400)	–
Net income (loss)	$(59,777)	$(1,203,857)	$713,860	$151,332

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

PDS Related Party Balances And Transactions

Balances with related parties as of February 28, 2014 and May 31, 2013 are summarized as follows:

	February 28, 2014	May 31, 2013
	(Unaudited)
Assets:
Prepaid expenses (Advances to Alliacense)	$–	$456,353
Liabilities:
Related party payables and accrued expenses (TPL) (1)	$577,092	$1,493,775
Related party payables (PTSC)	80,745	16,538
Related party payables (Alliacense)	24,597	33,762
Total liabilities	$682,434	$1,544,075

(1)	Pursuant to the terms of the Commercialization Agreement, PDS will reimburse TPL for the payment of all legal and third party expert fees and other related third party costs and expenses upon TPL’s submission of documentation supporting that payment by them has occurred.

Transactions with related parties for the three and nine months ended February 28, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expenses (reversed), paid or accrued (TPL)	$(7,432)	$1,684,915	$2,211,003	$2,778,099
Expenses paid or accrued (Alliacense)	–	797,596	1,440,788	3,066,117

Significant Contractual Legal Relationship

PTSC, through its unconsolidated affiliate, PDS has incurred litigation related costs from an unrelated law firm and legal subcontractors with respect to substantial legal services for the commercialization of the MMP portfolio of microprocessor patents.

Accounts payable balances due this law firm and legal subcontractors as of February 28, 2014 and May 31, 2013 were $0 and $518,694, respectively.

Transactions with this law firm and legal subcontractors for the three and nine months ended February 28, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Legal costs	$–	$1,670,850	$2,449,214	$2,560,361

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Contractual Commitments

In January 2013, PDS entered into a contractual commitment with a related party to provide consulting services at a cost of $250,000 per year for a duration of four years or the completion of all outstanding MMP litigation, whichever comes first.

For the three and nine months ended February 28, 2014, PDS expensed $54,167 and $120,835, respectively, related to this agreement. For the three and nine months ended February 28, 2013, PDS expensed $150,000 related to this agreement.

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

5. Stockholders’ Equity

Share Repurchases

During July 2006, we commenced our Board of Director-approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market. As part of the program we purchased 1,108,526 and 563,553 shares of our common stock at an aggregate cost of $84,129 and $57,140 during the nine months ended February 28, 2014 and 2013, respectively.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

Equity Transactions

The following table summarizes equity transactions during the nine months ended February 28, 2014:

	Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amounts	Capital	Deficit	Stock
Balance June 1, 2013	405,247,405	$4,382	$77,338,434	$(54,801,249)	$(14,404,394)
Share-based compensation	–	–	62,418	–	–
Repurchase of common stock for treasury	(1,108,526)	–	–	–	(84,129)
Net loss	–	–	–	(815,648)	–
Balance February 28, 2014	404,138,879	$4,382	$77,400,852	$(55,616,897)	$(14,488,523)

Stock Option Activity

As of February 28, 2014, we had 1,335,000 fully vested options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.10 to $0.12 per share expiring through 2018.

On June 4, 2013, we issued 760,000 stock options from our 2006 Stock Option Plan with an exercise price of $0.12 to our employees and directors. The options vested immediately upon issuance.

During the three and nine months ended February 28, 2014, we recorded $0 and $62,418, respectively, of share-based compensation expense related to the stock options granted to PTSC directors and employees.

Share-based Compensation

Summary of Assumptions and Activity

The fair value of share-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three and nine months ended February 28, 2014 is based on the historical volatilities of our common stock. These factors could change in the future, affecting the determination of share-based compensation expense in future periods.

	Three Months Ended February 28, 2014 (Unaudited)	Nine Months Ended February 28, 2014 (Unaudited)		Three Months Ended February 28, 2013 (Unaudited)	Nine Months Ended February 28, 2013 (Unaudited)
Expected term	*	5	years	*	*
Expected volatility	*	88%		*	*
Risk-free interest rate	*	1.05%		*	*

* No stock options were granted during these periods.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

A summary of option activity as of February 28, 2014 and changes during the nine months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2013	750,000	$0.10
Options granted	760,000	$0.12
Options exercised	–	$–
Options forfeited/expired	(175,000)	$0.12
Options outstanding at February 28, 2014	1,335,000	$0.11	2.97	$–
Options vested and expected to vest at February 28, 2014	1,335,000	$0.11	2.97	$–
Options exercisable at February 28, 2014	1,335,000	$0.11	2.97	$–

The weighted average grant date fair value of options granted during the nine months ended February 28, 2014 was $0.08 per option. There were no options granted or exercised during the nine months ended February 28, 2013.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.05 per share on February 28, 2014) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.05) on February 28, 2014.

The following table summarizes our employee share-based compensation for the three and nine months ended February 28, 2014 and 2013, which was recorded in selling, general and administrative expense as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	February 28, 2014	February 28, 2014	February 28, 2013	February 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Selling, general and administrative expense	$–	62,418	$–	$–

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

The Court issued a first claim construction ruling in the N.D. Cal. Case on June 12, 2012, which preserved our ability to proceed on our infringement claims against Acer and HTC. Thereafter, Chief District Judge James Ware retired and the N.D. Cal. Case was reassigned to Magistrate Judge Paul S. Grewal, who held a supplemental claim construction hearing on November 30, 2012. Judge Grewal then issued a supplemental claim construction ruling on December 5, 2012, which preserved our ability to proceed with our infringement claims. On September 6, 2013 Acer entered into an MMP Portfolio license agreement that also provided for the dismissal of all claims in the N.D. Cal Case, as well as the filing of a joint motion to terminate Acer as a respondent in the ITC 853 Investigation (described more fully below). On September 19, 2013 the ‘890 patent was dropped from the N.D. Cal Case pursuant to stipulation by all parties. A jury trial was held in the N.D. Cal. Case against HTC, beginning on September 23, 2013. On October 3, 2013, the jury returned a verdict in favor of us and TPL, finding that HTC had infringed the ‘336 patent with damages of $958,560. HTC has appealed the jury verdict and we have filed cross appeals regarding the period available for infringement damages related to the ‘890 patent. The parties met with a magistrate for a settlement conference on April 8, 2014. As a result of that meeting, information is being shared and the parties are scheduled to meet again on May 7, 2014.

On July 24, 2012 complaints were filed on behalf of us, TPL, and PDS against Acer, Inc., Amazon.com, Inc., Barnes & Noble, Inc., Garmin, Ltd., HTC Corporation, Huawei Technologies Co., Ltd., Kyocera Corporation, LG Electronics, Nintendo C., Ltd., Novatel Wireless, Inc., Samsung Electronics Co., Ltd., Sierra Wireless, Ltd. and ZTE Corporation with the U.S. International Trade Commission ("ITC") (ITC Investigation No. 337-TA-853, or the “853 Investigation”) alleging infringement of the ‘336 patent. We also filed new parallel proceedings in the U.S. District Court for the Northern District of California alleging infringement of the ‘749, ‘890 and ‘336 patents against Amazon.com Inc., Barnes & Noble Inc., Garmin Ltd., Huawei Technologies Co. Ltd., Kyocera Corporation, LG Electronics, Nintendo Co. Ltd., Novatel Wireless Inc., Samsung Electronics Co. Ltd., Sierra Wireless Inc., and ZTE Corporation. We subsequently reached a settlement with Sierra Wireless, Inc. Trial proceedings before the ITC began on June 3, 2013 and concluded the following week. Settlements were subsequently reached with Kyocera Corporation, Amazon.com, Inc., and Acer, Inc. An Initial Determination (“ID”) was rendered on September 6, 2013 finding that none of the remaining Respondents had infringed the ‘336 patent. We filed a petition for review of the ID with the full ITC on September 23, 2013. On February 20, 2014, the ITC provided notice affirming the September 6, 2013 ID. We have until April 21, 2014 should we wish to file an appeal of the ITC decision to the United States Court of Appeals for the Federal Circuit. All of the district court actions against the new parties (i.e., all respondents other than Acer and HTC) that have not previously settled are currently stayed pending resolution of the 853 Investigation.

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

Effective with the quarter ended February 28, 2014 and pursuant to positions taken by us, which have been communicated in detail to Alliacense, PDS discontinued the Program Agreement’s quarterly licensing service fees to Alliacense. We intend to vigorously defend our interest in PDS against assertions made by Alliacense in opposition to our position.

In November 2013, PDS paid Alliacense $300,000 against the licensing fees, contingency amounts, and licensing service fees in dispute, as the parties’ obligations under the Program Agreement are assessed. We believe pursuant to the criteria defined in Accounting Standards Codification 450-20-50 Disclosure of Certain Loss Contingencies, it is reasonably possible that as a result of the amounts asserted, PDS could recognize additional charges to earnings through the date of this filing in the range of $0 to approximately $1,600,000. We have evaluated the potential for loss regarding these claims and believe that it is probable that the resolution of this issue will not result in a material obligation to the PDS, although there is no assurance of this.  Accordingly, we have not recorded a liability for this matter.

PDS Management Committee Arbitration

In January 2014, our representative to the PDS management committee filed with the American Arbitration Association (“AAA”) a demand for arbitration pursuant to the terms of the LLC Agreement. The demand seeks the appointment of a third member, referred to as the independent manager member, to the PDS management committee. The AAA has appointed an arbitrator who will be responsible for selecting the independent manager from a listing of candidates supplied by each of the TPL and PTSC management committee members. We believe the appointment of the independent manager will facilitate decision-making in the best interests of PDS.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

401(k) Plan

Patriot has a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. Patriot matches 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Patriot’s participants vest 33% per year over a three year period in their matching contributions. Patriot’s matching contributions during the three months ended February 28, 2014 and 2013 were $3,642 and $2,739, respectively. Patriot’s matching contributions during the nine months ended February 28, 2014 and 2013 were $10,612 and $7,584, respectively.

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

During the period March 1, 2014 through April 9, 2014, we purchased 1,905,000 shares of our common stock at an aggregate cost of $94,904 pursuant to our stock buyback program.

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

Overview

In June 2005, we entered into a series of agreements with TPL and others to facilitate the pursuit of unlicensed users of our intellectual property. In October 2011 we settled litigation with TPL that was initiated by us over matters related to the management of the MMP Portfolio. In July 2012 we entered into additional agreements with TPL, PDS and the TPL affiliate, Alliacense, in furtherance of the management and commercialization of the MMP Portfolio. The July 2012 Agreements (“July 2012 Agreements”) paved the way for an aggressive litigation strategy subsequently initiated on July 24, 2012 whereby Alliacense filed parallel actions with the ITC and in the U.S. District Court against multiple companies alleged to be infringers of the MMP portfolio. While we continue to believe that the significant investment in legal effort and costs incurred to date at PDS, in addition to this expanded litigation strategy, is necessary for the protection of our interests in the MMP portfolio and its future success, to date it has generated mixed results.

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

On April 9, 2014 PDS’ cash balance was $1,137,752. Management’s plans for the continued operation of PDS rely on the ability of Alliacense to obtain license agreements to cover the operational costs of PDS. Notwithstanding the November 30, 2012 and May 31, 2013 fiscal quarters, where licensing revenues were $4,370,000 and $6,250,000, respectively, PDS has experienced a decline in licensing revenues. In fact, Alliacense has not obtained any license agreements since September 2013 and it is unclear when any additional licensing revenues may be generated.

We believe that PDS should take action to ensure that Alliacense is maximizing the value of the MMP Portfolio. However, our and TPL’s representatives to the PDS management have not been able to agree on a course of action and no action has been taken with respect to Alliacense’s performance at this time. In January 2014, our representative to the PDS management committee filed with the American Arbitration Association (“AAA”) a demand for arbitration seeking the appointment of a third member, referred to as the independent manager member, to the PDS management committee in an effort to eliminate the deadlock on this and other issues. PDS may not be able to take any action with respect to Alliacense’s performance, or on other matters, unless and until the independent manager is appointed.

On April 4, 2014, we were notified of the resignation of TPL's representative to the PDS management committee, and the concurrent appointment by TPL of its new representative to PDS.  While we are hopeful that this may relieve some of the decision deadlock at PDS, the impact of this action has yet to be determined.

Further frustrating management’s plans for the continued operation of PDS, PDS has been notified by its current patent counsel that they are no longer able to work on a contingency basis. PDS and its current patent counsel are currently discussing alternative, hybrid hourly/contingency fee arrangements. While it is unclear whether PDS will come to an agreement with its current patent litigation counsel, it is reasonably likely that PDS’ legal fees will materially increase in the future. Additionally, a significant delay in revising the terms of PDS’ engagement of its current patent counsel or in engaging new counsel could result in material delays in the underlying litigation and delays in receiving any judgments resulting therefrom, if any.

In any event, management expects to continue to incur significant legal expenses for the continued operation of PDS. PDS has been incurring significant third-party costs for expert testimony, depositions and other related legal costs pursuant to litigation with HTC Corporation, and Acer, Inc., in U.S. District Court, and actions with the ITC Investigation No. 337-TA-853. The HTC and Acer U.S. District Court actions have largely concluded except for certain post-trial appeals pending in the HTC matter, and a ruling has now been issued by the ITC affirming its previous Initial Determination. However, as a result of any future litigation including actions against additional defendants in U.S. District Court which are currently stayed we could be required to make capital contributions to PDS for any future litigation related costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

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

Discontinued Operations and Assets Held for Sale

On February 17, 2012, our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows. In accordance with authoritative guidance we have classified the assets, operations and cash flows of PDSG as discontinued operations for all periods presented. During March 2012, we entered into an interim agreement with the purchaser of the assets of PDSG which required the purchaser to pay PDSG $93,450 to subsidize the April 2012 expenses of PDSG during the sale transaction negotiations. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years. From April 30, 2012 to February 28, 2014, the gain on the asset sale of PDSG is approximately $45,000.

Summarized operating results of discontinued operations for the three and nine months ended February 28, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating loss from discontinued operations	$–	$(761)	$–	$(3,222)
Gain on sale of discontinued operations	$–	$2,009	$40,583	$4,694
Income before income taxes	$–	$1,248	$40,583	$1,472
Income from discontinued operations	$–	$1,248	$40,583	$1,472

PDSG activity for the three and nine months ended February 28, 2014 consists of PDSG royalty revenues.

PDSG activity for the three and nine months ended February 28, 2013 consists of operating expenses for legal, insurance, taxes and bank fees offset by PDSG royalty revenues.

The following table summarizes the carrying amount at February 28, 2014 and May 31, 2013 of the major classes of assets of PDSG classified as discontinued operations:

	February 28, 2014	May 31, 2013
	(Unaudited)
Current assets:
Other current assets	$15,000	$40,682

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

Results of Operations

Comparison of the Three Months Ended February 28, 2014 and Three Months Ended February 28, 2013.

	Three months ended
	February 28, 2014	February 28, 2013
Selling, general and administrative	$379,004	$345,111

Selling, general and administrative expenses increased from approximately $345,000 for the three months ended February 28, 2013 to approximately $379,000 for the three months ended February 28, 2014. The increase consisted primarily of approximately $27,000 in legal fees.

	Three months ended
	February 28, 2014	February 28, 2013
Other income (expense):
Interest income	$2,458	$4,995
Other income	–	26,250
Equity in loss of affiliated company	(29,889)	(601,929)
Total other expense, net	$(27,431)	$(570,684)

Our other expense, (net) for the three months ended February 28, 2014 and 2013 included equity in the loss of PDS of approximately $(30,000) and $(602,000), respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The reduction in the equity loss in the current quarter is attributable to the cessation of significant litigation related activity not covered by contingent cost agreements, coupled with the absence of licensing revenues for the period.

	Three months ended
	February 28, 2014	February 28, 2013
Loss from continuing operations before income taxes	$(406,435)	$(915,795)

Loss from continuing operations before income taxes decreased from approximately $(916,000) for the three months ended February 28, 2013 to approximately $(406,000) for the three months ended February 28, 2014 due to the change in equity in earnings of PDS.

Benefit for income taxes

During the three months ended February 28, 2014 and 2013, we recorded a benefit for income taxes related to federal and California taxes of approximately $(10,400) and $(2,800), respectively.

Net loss

Our net loss for the three months ended February 28, 2014 and 2013, was $(396,010) and $(911,721) respectively.

Comparison of the Nine Months Ended February 28, 2014 and Nine Months Ended February 28, 2013.

	Nine months ended
	February 28, 2014	February 28, 2013
Selling, general and administrative	$1,191,149	$975,344

Selling, general and administrative expenses increased from approximately $975,000 for the nine months ended February 28, 2013 to approximately $1,191,000 for the nine months ended February 28, 2014. The increase consisted primarily of approximately $153,000 in legal fees and approximately $62,000 in stock based compensation expense.

	Nine months ended
	February 28, 2014	February 28, 2013
Other income (expense):
Interest income	$3,623	$13,165
Other income	–	217,618
Realized recovery (loss) on marketable securities	(347)	55,873
Equity in earnings of affiliated company	356,930	75,666
Total other income, net	$360,206	$362,322

Our other income for the nine months ended February 28, 2014 and 2013 included equity in the earnings of PDS of approximately $357,000 and $76,000, respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the decrease in legal expenses and payments to Alliacense during the current period as compared to the prior period. Included in realized recovery on marketable securities for the nine months ended February 28, 2013 is approximately $56,000 of recovery on the $600,879 realized loss on sale of marketable securities relating to our auction rate securities recognized during the fiscal year ended May 31, 2011. Through February 2013 we have received proceeds totaling $403,325 relating to the recovery of our fiscal 2011 realized loss. Also included in interest and other income for the nine months ended February 28, 2013 is the one time receipt of proceeds associated with the settlement of certain litigation unrelated to our patent portfolio.

	Nine months ended
	February 28, 2014	February 28, 2013
Loss from continuing operations before income taxes	$(830,943)	$(613,022)

Loss from continuing operations before income taxes increased from approximately $(613,000) for the nine months ended February 28, 2013 to approximately $(831,000) for the nine months ended February 28, 2014 due to the change in equity in earnings of PDS.

Provision (benefit) for income taxes

During the nine months ended February 28, 2014 we recorded a provision for income taxes related to federal and California taxes of approximately $25,000.

During the nine months ended February 28, 2013 we recorded a benefit for income taxes related to federal and California taxes of approximately $(100).

Net loss

Our net loss for the nine months ended February 28, 2014 and 2013, was $(815,648) and $(611,437) respectively.

Results of Discontinued Operations

Comparison of the Three Months Ended February 28, 2014 and Three Months Ended February 28, 2013.

	Three months ended
	February 28, 2014	February 28, 2013
Selling, general and administrative	$–	$761

Selling, general and administrative expenses decreased approximately $800 for the three months ended February 28, 2013 due to the sale of substantially all of the assets of PDSG in April 2012.

	Three months ended
	February 28, 2014	February 28, 2013
Other income:
Interest and other income	$–	$2,009
Total other income	$–	$2,009

Interest and other income for the three months ended February 28, 2013 of approximately $2,000 consists of royalties earned for the period. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years.

Income from discontinued operations, net

We recorded net income from discontinued operations of $0 and $1,248 for the three months ended February 28, 2014 and 2013, respectively.

Comparison of the Nine Months Ended February 28, 2014 and Nine Months Ended February 28, 2013.

	Nine months ended
	February 28, 2014	February 28, 2013
Selling, general and administrative	$–	$3,222

Selling, general and administrative expenses decreased approximately $3,000 for the nine months ended February 28, 2013 due to the sale of substantially all of the assets of PDSG in April 2012.

	Nine months ended
	February 28, 2014	February 28, 2013
Other income:
Interest and other income	$40,583	$4,694
Total other income	$40,583	$4,694

Interest and other income of approximately $40,600 and $4,700 for the nine months ended February 28, 2014 and 2013, respectively, consists of royalties earned for the period. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years.

Income from discontinued operations, net

We recorded net income from discontinued operations of $40,583 and $1,472 for the nine months ended February 28, 2014 and 2013, respectively.

Liquidity and Capital Resources

Liquidity

Our cash and cash equivalents and short-term investment balances decreased from approximately $7,767,000 as of May 31, 2013 to approximately $6,863,000 as of February 28 2014. We also have restricted cash balances amounting to approximately $21,000 as of May 31, 2013 and February 28, 2014. Total current assets decreased from approximately $8,040,000 as of May 31, 2013 to approximately $7,038,000 as of February 28, 2014. Total current liabilities amounted to approximately $278,000 and approximately $92,000 as of May 31, 2013 and February 28, 2014, respectively. The change in our working capital position as of February 28, 2014 as compared with May 31, 2013 results primarily from payment of our operating expenses.

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

PDS had been incurring significant third-party costs for expert testimony, depositions and other related litigation costs. We could be required to make capital contributions to PDS for any future litigation related costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

Our current liquid cash resources as of February 28, 2014 are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation. In the event of a continued decrease or interruption in MMP Portfolio licensing, we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $6,862,527 at February 28, 2014.

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

Cash Flows From Operating Activities

Cash used in operating activities of continuing operations was approximately $1,263,000 and $686,000 for the nine months ended February 28, 2014 and 2013, respectively. The principal components of the current period amount were net loss from continuing operations of approximately $856,000, the earnings of affiliated company of approximately $357,000 and changes in accounts payable and accrued expenses of approximately $207,000. These decreases were primarily offset by changes in prepaid expenses and other current assets of approximately $137,000, share-based compensation of approximately $62,000 and income taxes payable of approximately $21,000. The principal components of the prior period are the prior period net loss from continuing operations, changes in accounts payable and accrued expenses, earnings of affiliated company offset by changes in prepaid expenses and accounts receivable from affiliated company.

Cash provided by operating activities of discontinued operations was approximately $66,000 and $16,000 for the nine months ended February 28, 2014 and 2013, respectively. Cash provided by discontinued operations activities relates to royalty revenue received during the period.

Cash Flows From Investing Activities

Cash used in investing activities for the nine months ended February 28, 2014 was approximately $431,000. Cash provided by investing activities for the nine months ended February 28, 2013 was approximately $907,000. Cash activities for the current period were primarily attributable to purchases and sales of marketable securities and distributions from PDS. Cash activities for the prior period were attributable to purchases and sales of marketable securities and contributions to and distributions from PDS.

Cash Flows From Financing Activities

Cash used in financing activities for the nine months ended February 28, 2014 and 2013 was approximately $84,000 and $57,000, respectively. Cash activities for the current and prior periods were attributable to purchases of common stock for treasury.

Capital Resources

Our current liquid cash resources as of February 28, 2014, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our primary significant source of cash generation. In the event of a continued decrease or interruption in MMP Portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $6,862,527 at February 28, 2014.

Recent Accounting Pronouncements

During the nine months ended February 28, 2014, there were no recent issuances of accounting pronouncements as compared to those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013, that are of significance, or have potential material significance to us.

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

We May Be Required To Fund Our Joint Venture’s Legal Costs.

On March 20, 2013 TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. While TPL’s petition does not at present affect the licensing agreement between PDS and Alliacense, PDS has incurred significant legal costs in matters before the U.S. District Court, and the actions with the ITC Investigation No. 337-TA-853, one or both of which have certain aspects which are ongoing. If PDS does not receive sufficient licensing revenues to pay these expenses, we may be required to pay these expenses. In the event the cost of legal actions exceeds our ability to fund these efforts, our options for additional sources of financing may be limited.

The Impact Of TPL’s Bankruptcy On PDS And The Future Success Of The Licensing Program Is Uncertain.

While TPL’s bankruptcy petition does not appear to affect the licensing agreement between PDS and Alliacense, the consequences of an approved plan of reorganization under Chapter 11, the appointment of a Chapter 11 trustee, or the conversion to a Chapter 7 proceeding may have consequences to PDS and the licensing program which are uncertain and potentially adverse. For example, a trustee may approve the sale of TPL’s interest in PDS to be sold to an unknown third party. It is unclear how that may affect the operation of PDS or the licensing program, but it may be adverse.

We Have Reported Licensing Income In Prior Fiscal Years Which May Not Be Indicative Of Our Future Income.

We have entered into license agreements through our joint venture with TPL and have reported income from the joint venture for the fiscal years 2006 to 2011 and 2013. The joint venture has recorded losses for the three and nine months ended February 28, 2014, and recorded no license revenues for the quarter then ended. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, and the possible effect of new judicial interpretations of patent laws, we may not receive revenues from such agreements in the future consistent with amounts received in the past, and we may not receive future revenues from license agreements at all.

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

We Are Involved In Multiple Disputes With Our Joint Venture Partner.

We are involved in multiple disputes with our joint venture partner TPL and its affiliate Alliacense, including objections over amounts invoiced by Alliacense to the joint venture and approval of reimbursements to us of amounts we incurred on the joint venture’s behalf. Since there currently are only two appointed managers of the joint venture, a deadlock exists on these and other issues that are unlikely to be resolved quickly. If the deadlock continues, the joint venture may not be able to take actions when appropriate or necessary. We have initiated a formal arbitration proceeding seeking the appointment of an independent manager to the management committee of the joint venture (see Note 6 to the condensed consolidated financial statements). We have concluded that a delay or failure to resolve the issues with TPL and Alliacense and to obtain the appointment of an independent manager may have a negative impact on the licensing program and PDS’ business.

Our Joint Venture Is At Risk For Going Concern And An Inability To Meet Certain Obligations.

PDS, our joint venture with TPL, which received a going concern opinion in its May 31, 2013, 2012 and 2011 financial statements, has experienced significant declines in revenues while at the same time incurring significant legal costs associated with litigation with companies which we allege have infringed on our patent portfolio. Terms of the July 2012 licensing agreement with Alliacense will require TPL and us to fund PDS in the event PDS does not generate enough licensing revenue to cover the licensing and litigation support fees of Alliacense.

PDS’ licensing revenues have declined over recent years to a point where PDS’ ability to make future payments is in substantial doubt unless licensing revenues substantially increase in the near term. In the event that PDS does not have the funds to pay one or more of the aforementioned costs, we and TPL must decide whether to contribute additional capital to PDS to fund such payments and due to TPL’s bankruptcy filing, we may be required to pay these expenses without any contribution from TPL.

Our Microprocessor Patents Are In The Process Of Expiring.

We have three unexpired U.S. patents, one of which will expire on August 19, 2014 and two of which will expire in 2015, and three European and two Japanese patents expiring in 2016. We also have four U.S. patents, six European, and one Japanese patent all of which expired between August 2009 and February 2014. While expired patents may have certain retrospective statutory benefits, their value as assets for licensing and cash generation is significantly diminished.

A Successful Challenge To Our Intellectual Property Rights Could Have A Significant And Adverse Effect On Us. We Have Had Mixed Results In Our Litigation Efforts To Date.

A successful challenge to our ownership of our technology or the proprietary nature of our intellectual property could materially damage our business prospects. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. With respect to our core technologies, we currently have three unexpired U.S., three European and two Japanese patents issued. Any issued patent may be challenged and invalidated. Any claims allowed from existing patents may not be of sufficient scope or strength to provide significant protection. Our competitors may also be able to design around our patents.

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

We are parties to multiple lawsuits regarding the MMP Portfolio and have had mixed results in our litigation efforts to date. See footnote 6 to our condensed consolidated financial statements and Part II, Item 1. “Legal Proceedings” in this quarterly report on Form 10-Q for more information.

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

We Are Dependent On A Single Law Firm To Defend And Enforce Our Intellectual Property Rights.

A single law firm has been engaged to defend and enforce our intellectual property rights on a contingency fee basis. We have been notified by that law firm that it is no longer able to work on a contingency basis. We are currently discussing alternative, hybrid hourly/contingency fee arrangements with that law firm. Any significant interruption in their services, or the loss of their services for any reason, would have a material adverse effect on our ability to defend and prosecute such lawsuits and, therefore, have a material adverse effect on our business, financial condition and result of operations. The law firm’s services could be disrupted for a variety of reasons, and any disruption would have a material adverse effect on our business. Our inability to engage the services of a new law firm in a timely manner could have a substantial negative effect on our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of February 28, 2014, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of February 28, 2014, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

Patent Litigation

Our patent litigation with TPL and Alliacense Ltd. in the United States District Court for the Northern District of California against Acer, Inc., HTC Corporation and affiliated entities, as described in Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the year ended May 31, 2013 ("Annual Report"), has been settled as follows: on September 6, 2013 Acer entered into an MMP Portfolio license agreement that also provided for the dismissal of all claims in the N.D. Cal Case, as well as the filing of a joint motion to terminate Acer as a respondent in the ITC 853 Investigation. A jury trial was held in the N.D. Cal. Case against HTC, beginning on September 23, 2013. On October 3, 2013, the jury returned a verdict in favor of us and TPL, finding that HTC had infringed the ‘336 patent with damages of $958,560. HTC has appealed the jury verdict and we have filed cross appeals regarding the period available for infringement damages related to the ‘890 patent. The parties met with a magistrate for a settlement conference on April 8, 2014. As a result of that meeting, information is being shared and the parties are scheduled to meet again on May 7, 2014.

Our patent litigation with TPL and PDS in the ITC against Barnes & Noble Inc., Garmin Ltd., HTC Corporation, Huawei Technologies Co. Ltd., LG Electronics, Nintendo Co. Ltd., Novatel Wireless Inc., Samsung Electronics Co. Ltd., and ZTE Corporation, as described in Item 3 – “Legal Proceedings” in our Annual Report, is still ongoing. During August and September 2013, Kyocera Corporation and Amazon.com, Inc. settled their litigation in this matter with PDS. An Initial Determination (“ID”) was rendered on September 6, 2013 finding that none of the remaining Respondents had infringed the ‘336 patent. We filed a petition for review of the ID with the full ITC on September 23, 2013. On February 20, 2014, the ITC provided notice affirming the September 6, 2013 ID. We have until April 21, 2014 should we wish to file an appeal of the ITC decision to the United States Court of Appeals for the Federal Circuit.

Item 1A. Risk Factors

Please see Part I, Item 2, above, for our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2006, our Board of Directors authorized a stock repurchase program. We commenced the program in July 2006 and plan to repurchase outstanding shares of our common stock on the open market from time to time. As part of the program, we purchased 659,918 shares of our common stock at an aggregate cost of $44,120 during the three months ended February 28, 2014.

Following is a summary of all repurchases by us of our common stock during the three month period ended February 28, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs

December 1 – 31, 2013	–	$–	–
January 1 – 31, 2014	–	$–	–
February 1 – 28, 2014	659,918	$0.07	659,918
Total	659,918	$0.07	659,918

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
2.1

Agreement and Plan of Merger dated August 4, 2008, among Patriot Scientific Corporation, PTSC Acquisition 1 Corp, Crossflo Systems, Inc. and the Crossflo principal officers, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed August 11, 2008 (Commission file No. 000-22182)

3.1

Original Articles of incorporation of Patriot Scientific Corporation’s predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18, (Commission file No. 33-23143-FW)

3.2

Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18, (Commission file No. 33-23143-FW)

36

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
38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: April 14, 2014	PATRIOT SCIENTIFIC CORPORATION /S/ CLIFFORD L. FLOWERS Clifford L. Flowers Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)

