Form 10-K
period 2014-05-31
PATRIOT SCIENTIFIC CORP
filed 2014-08-19
CIK 836564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

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

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Approximate aggregate market value of the registrant’s common stock held by non-affiliates on November 30, 2013 was $44,357,182 based on a closing price of $0.11 per share as reported on the OTC Electronic Bulletin Board system. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

On August 13, 2014, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

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

Pursuant to the Commercialization Agreement, PDS granted to TPL the exclusive right to grant licenses and sub-licenses of the Microprocessor Patents and to pursue claims against violators of the Microprocessor Patents, in each case, on behalf of PDS, us, TPL and Moore, and TPL agreed to use reasonable best efforts to commercialize the Microprocessor Patents in accordance with a mutually agreed business plan. Pursuant to the Commercialization Agreement, PDS agreed to a reimbursement policy with regard to TPL’s expenses incurred in connection with the commercialization of the Microprocessor Patents. All proceeds generated by TPL in connection with the commercialization of the Microprocessor Patents were paid directly to PDS. From the inception of the Commercialization Agreement to May 31, 2014, gross license revenues to PDS totaled $306,544,535.

Pursuant to the Master Agreement, we and TPL entered into the Limited Liability Company Operating Agreement of PDS (“LLC Agreement”). We and TPL each own 50% of the membership interests of PDS, and each have the right to appoint one member of the not to exceed three (3) member management committee. The two (2) current appointees are required to select a mutually acceptable third member of the management committee. There has not been a third management committee member since May 2010 although we have initiated arbitration seeking the appointment of a third member. Pursuant to the LLC Agreement, we and TPL must each contribute to the working capital of PDS and at the discretion of PDS’s management committee we may be obligated to make future contributions in equal amounts in order to maintain a working capital fund. The LLC Agreement provides that PDS shall indemnify its members, managers, officers and employees, to the fullest extent permitted by applicable law, for any liabilities incurred as a result of their involvement with PDS, if the person seeking indemnification acted in good faith and in a manner reasonably believed to be in the best interest of PDS.

On July 11, 2012, we entered into a Licensing Program Services Agreement (the “Program Agreement”) with PDS, TPL, and Alliacense Limited, LLC (“Alliacense”, an affiliate of TPL) creating an amendment to the Commercialization Agreement, and an Agreement (the “TPL Agreement”) with TPL. Pursuant to the Program Agreement, PDS engaged Alliacense to negotiate Moore Microprocessor Patent (“MMP”) portfolio licenses and to pursue claims against violators of the MMP portfolio on behalf of PDS, TPL, and the Company. The Program Agreement continues through the useful life of the MMP portfolio patents. Pursuant to the TPL Agreement, we and TPL agreed to certain allocations of obligations in connection with the engagement of Alliacense. On July 24, 2014, the Program Agreement was amended with PDS and Alliacense entering into the Amended Alliacense Services and Novation Agreement (the “Novation Agreement”). Pursuant to the Novation Agreement certain performance goals and incentives were established for Alliacense that may impact the continuity of their services. The Novation Agreement also provides for the addition of a second licensing company to complement the MMP licensing commercialization.

On July 17, 2012, we entered into an Agreement with PDS, TPL, and Alliacense whereby we agreed to certain additional allocations of obligations relating to the Program Agreement.

The July 2012 and 2014 agreements facilitate an aggressive litigation strategy which currently includes actions in U.S. District Court against multiple companies alleged to be infringers of the MMP portfolio. We believe that the significant investment in legal effort and costs incurred to date at PDS is necessary for the protection of our interests in the MMP portfolio and its future success.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. On July 18, 2014, TPL and the creditors’ committee announced that a term sheet serving as the basis for a Joint Plan of Reorganization (the “Plan”) has been agreed to with the expectation that the Plan will be presented to the Bankruptcy Court for approval on September 17, 2014. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.

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

As of the date of this filing, we have two unexpired U.S. patents issued dating back to 1998 on our microprocessor technology. These patents will expire in 2015. We also have three European and two Japanese patents all expiring in 2016. We also have five U.S. patents, six European, and one Japanese patent all of which expired between August 2009 and August 19, 2014. These patents, while expired, may have certain retrospective statutory benefits that will fully diminish six years after the patent expiration date.

There can be no assurance that our patents will provide meaningful commercial advantages to us. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful.

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

Employees

At May 31, 2014, we have three employees. All employees are full time. We also engage consultants and part-time persons, as needed.

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

We May Be Required To Fund Our Joint Venture’s Legal Costs.

On March 20, 2013 TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. While TPL’s petition does not at present affect the licensing agreement between PDS and Alliacense, PDS has incurred significant legal costs in ongoing matters before the U.S. District Court. If PDS does not receive sufficient licensing revenues to pay these expenses, we may be required to pay these expenses. In the event the cost of legal actions exceeds our ability to fund these efforts, our options for additional sources of financing may be limited.

The Impact Of TPL’s Bankruptcy On PDS And The Future Success Of The Licensing Program Is Uncertain.

While TPL’s bankruptcy petition does not appear to affect the licensing program between PDS and Alliacense, the consequences of an approved plan of reorganization under Chapter 11, the appointment of a Chapter 11 trustee, or the conversion to a Chapter 7 proceeding may have consequences to PDS and the licensing program which are uncertain and potentially adverse. For example, a trustee may approve the sale of TPL’s interest in PDS to be sold to an unknown third party. It is unclear how that may affect the operation of PDS or the licensing program, but it may be adverse.

We Have Reported Licensing Income In Prior Fiscal Years Which May Not Be Indicative Of Our Future Income.

We have entered into license agreements through our joint venture with TPL and have reported income from the joint venture for the fiscal years 2006 to 2011 and 2013 to 2014. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, and the possible effect of new judicial interpretations of patent laws, we may not receive revenues from such agreements in the future consistent with amounts received in the past, and we may not receive future revenues from license agreements at all.

We Are Dependent Upon A Joint Venture In Which Our Role Is Of A Passive Nature For Substantially All Of Our Income.

In June 2005, we entered into a joint venture with TPL, which as a result of agreements entered into in June 2005, July 2012 and July 2014, TPL and its affiliate Alliacense is responsible for the licensing and enforcement of our microprocessor patent portfolio. This joint venture has been the source of substantially all of our income since June 2005. Therefore, in light of the absence of significant revenue from other sources, and until a second licensing entity has demonstrated an ability to generate significant cash flows, we should be regarded as entirely dependent on the success or failure of the licensing and prosecution efforts of TPL and Alliacense on behalf of the joint venture, and the ability of TPL and Alliacense to obtain capital when necessary to fund their operations.

We Have Been Involved In Multiple Disputes With Our Joint Venture Partner.

We have been involved in multiple disputes with our joint venture partner TPL and its affiliate Alliacense, including objections over amounts invoiced by Alliacense to the joint venture and approval of reimbursements to us of amounts we incurred on the joint venture’s behalf. Since there currently are only two appointed managers of the joint venture, a deadlock can exist on these and similar issues that may not be resolved quickly. If a deadlock continues, the joint venture may not be able to take actions when appropriate or necessary. We have initiated a formal arbitration proceeding seeking the appointment of an independent manager to the management committee of the joint venture. We have concluded that a delay or failure to obtain the appointment of an independent manager may have a negative impact on the licensing program and PDS’s business.

Our Joint Venture Is At Risk For Going Concern And An Inability To Meet Certain Obligations.

PDS, our joint venture with TPL, which received a going concern opinion in its May 31, 2014, 2013, 2012 and 2011 financial statements, has experienced significant declines in revenues while at the same time incurring significant legal costs associated with pending litigation with companies which we allege have infringed on our patent portfolio.

PDS’s licensing revenues have declined over recent years to a point where PDS’s ability to make future payments is in substantial doubt unless licensing revenues substantially increase in the near term. In the event that PDS does not have the funds to pay one or more of the aforementioned costs, we and TPL must decide whether to contribute additional capital to PDS to fund such payments and due to TPL’s bankruptcy filing, we may be required to pay these expenses without any contribution from TPL.

Our Microprocessor Patents Are In The Process Of Expiring.

We have two unexpired U.S. patents, which will expire in 2015, and three European and two Japanese patents expiring in 2016. We also have five U.S. patents, six European, and one Japanese patent all of which expired between August 2009 and August 19, 2014. While expired patents may have certain retrospective statutory benefits, their value as assets for licensing and cash generation is significantly diminished.

A Successful Challenge To Our Intellectual Property Rights Could Have A Significant And Adverse Effect On Us.

A successful challenge to our ownership of our technology or the proprietary nature of our intellectual property could materially damage our business prospects. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. With respect to our core technologies, we currently have two unexpired U.S., three European and two Japanese patents issued. Any issued patent may be challenged and invalidated. Any claims allowed from existing patents may not be of sufficient scope or strength to provide significant protection. Our competitors may also be able to design around our patents.

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

We are party to multiple lawsuits regarding the MMP portfolio and have had mixed results in our litigation efforts to date. See footnote 9 to our consolidated financial statements and Part I, Item 3. “Legal Proceedings” in this Report on Form 10-K for more information.

In the event that one or more of these lawsuits regarding the MMP portfolio is not resolved in our favor, such outcome (or lack of an outcome) could weaken the MMP portfolio which would have a negative effect on PDS's ability to procure future license revenues and, therefore, adversely affect PDS’s and our cash flows.

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

A Change In Our Relationship With PDS Could Change The Way We Account For Our Interest In The Future.

Our investment in PDS is accounted for under the equity method, we record as part of other income or expense our share of the increase or decrease in the equity of this company in which we have invested. It is possible that, in the future, our relationships and/or our interests in or with this equity method investee could change. Such potential future changes could result in consolidation of such entity which could result in changes in our reported results.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

We currently lease 1,371 square feet of office space located at 701 Palomar Airport Road, Suite 170, Carlsbad, California. The lease expires February 28, 2015.

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

The Court issued a first claim construction ruling in the N.D. Cal. Case on June 12, 2012, which preserved our ability to proceed on our infringement claims against Acer and HTC. Thereafter, Chief District Judge James Ware retired and the N.D. Cal. Case was reassigned to Magistrate Judge Paul S. Grewal, who held a supplemental claim construction hearing on November 30, 2012. Judge Grewal then issued a supplemental claim construction ruling on December 5, 2012, which preserved our ability to proceed with our infringement claims. On September 6, 2013 Acer entered into an MMP portfolio license agreement that also provided for the dismissal of all claims in the N.D. Cal Case, as well as the filing of a joint motion to terminate Acer as a respondent in the ITC 853 Investigation (described more fully below). On September 19, 2013 the ‘890 patent was dropped from the N.D. Cal Case pursuant to stipulation by all parties. A jury trial was held in the N.D. Cal. Case against HTC, beginning on September 23, 2013. On October 3, 2013, the jury returned a verdict in favor of us and TPL, finding that HTC had infringed the ‘336 patent with damages of $958,560. HTC has appealed the jury verdict and we have filed cross appeals regarding the period available for infringement damages related to the ‘890 patent. The parties participated in magistrate-supervised settlement activity and continue to engage in settlement discussions. However, we cannot opine regarding whether HTC will ultimately enter into a license on the MMP portfolio.

On July 24, 2012 complaints were filed on behalf of us, TPL, and PDS against Acer, Inc., Amazon.com, Inc., Barnes & Noble, Inc., Garmin, Ltd., HTC Corporation, Huawei Technologies Co., Ltd., Kyocera Corporation, LG Electronics, Nintendo Co., Ltd., Novatel Wireless, Inc., Samsung Electronics Co., Ltd., Sierra Wireless, Ltd. and ZTE Corporation with the U.S. International Trade Commission ("ITC") (ITC Investigation No. 337-TA-853, or the “853 Investigation”) alleging infringement of the ‘336 patent. We also filed new parallel proceedings in the U.S. District Court for the Northern District of California alleging infringement of the US 5,440,749 patent (the “‘749 patent”), and the ‘890 and ‘336 patents against Amazon.com Inc., Barnes & Noble Inc., Garmin Ltd., Huawei Technologies Co. Ltd., Kyocera Corporation, LG Electronics, Nintendo Co. Ltd., Novatel Wireless Inc., Samsung Electronics Co. Ltd., Sierra Wireless Inc., and ZTE Corporation. We subsequently reached a settlement with Sierra Wireless, Inc. Trial proceedings before the ITC began on June 3, 2013 and concluded the following week. Settlements were subsequently reached with Kyocera Corporation, Amazon.com, Inc., and Acer, Inc. An Initial Determination (“ID”) was rendered on September 6, 2013 finding that none of the remaining Respondents had infringed the ‘336 patent. We filed a petition for review of the ID with the full ITC on September 23, 2013. On February 20, 2014, the ITC provided notice affirming the September 6, 2013 ID. We have chosen not to file an appeal of the ITC decision to the United States Court of Appeals for the Federal Circuit. All of the district court actions against the new parties (i.e., all respondents other than Acer and HTC) that have not previously settled and which had been stayed pending resolution of the 853 Investigation will now proceed.

Licensing Fee Disputes

PDS and Alliacense had been involved in multiple disputes regarding amounts asserted by Alliacense as owed by PDS.  The disputed amounts included sums for past services and advances.  On July 24, 2014, PDS and Alliacense entered into the Amended Alliacense Services and Novation Agreement, which included provisions for resolving all of the claims in dispute for $623,000.  Of that amount, $300,000 was paid by PDS to Alliacense in November 2013, with the balance paid by PDS to Alliacense in two payments of $161,500 each on June 20, 2014 and July 25, 2014.

PDS Management Committee Arbitration

In January 2014, our representative to the PDS management committee filed with the American Arbitration Association (“AAA”) a demand for arbitration pursuant to the terms of the LLC Agreement. The demand seeks the appointment of a third member, referred to as the independent manager member, to the PDS management committee. The AAA appointed an arbitrator who has determined that the parties in action need to be amended to reflect the PDS owners as opposed to its managers. Therefore we are seeking a lifting of the Bankruptcy Court’s stay so that TPL can be made a party to the arbitration process, after which the arbitrator will be responsible for selecting the independent manager from a listing of candidates supplied by TPL and PTSC. We believe the appointment of the independent manager will facilitate decision-making in the best interests of PDS.

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

The following table sets forth the high and low closing bid quotations for our Common Stock for the fiscal years ended May 31, 2014 and 2013.

	BID QUOTATIONS
	HIGH	LOW
Fiscal Year Ended May 31, 2014
First Quarter	$0.12	$0.10
Second Quarter	$0.19	$0.09
Third Quarter	$0.12	$0.05
Fourth Quarter	$0.06	$0.04

	BID QUOTATIONS
	HIGH	LOW
Fiscal Year Ended May 31, 2013
First Quarter	$0.17	$0.08
Second Quarter	$0.12	$0.08
Third Quarter	$0.16	$0.11
Fourth Quarter	$0.15	$0.09

On August 13, 2014, the closing price of our stock was $0.05 per share and we had approximately 679 stockholders of record. Because most of our Common Stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy

On February 22, 2007, our Board of Directors adopted a semi-annual dividend payment policy, subject to determination by our Board of Directors in light of our financial condition, other possible applications of our available resources, and relevant business considerations. We paid no dividends during the fiscal years ended May 31, 2014 and 2013.

Equity Compensation Plan Information

Our stockholders previously approved our 2006 Stock Option Plan. The following table sets forth certain information concerning aggregate stock options authorized for issuance under our 2006 Stock Option Plan as of May 31, 2014. For a narrative description of the material features of the plan, refer to footnote 7 of our consolidated financial statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plan approved by security holders	1,335,000	$0.11	8,590,000

As of May 31, 2014, there are 8,590,000 shares available for future issuance under our 2006 Stock Option Plan.

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On April 28, 2006 our Board of Directors authorized a stock repurchase program. We commenced the program in July 2006 and plan to repurchase outstanding shares of our Common Stock on the open market from time to time. As part of the program, we purchased 2,745,931 shares of our common stock at an aggregate cost of $137,345 during the three months ended May 31, 2014.

The following is a summary of all repurchases by us of our common stock during the three month period ended May 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs

March 1 – 31, 2014	1,505,000	$0.05	1,505,000
April 1 – 30, 2014	1,165,831	$0.05	1,165,831
May 1 – 31, 2014	75,100	$0.05	75,100
Total	2,745,931	$0.05	2,745,931

The repurchase plan has no maximum number of shares and is solely at the discretion of the Board of Directors. The repurchase plan has no set expiration date.

ITEM 6.           SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

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

Overview

In June 2005, we entered into a series of agreements with TPL and others to facilitate the pursuit of unlicensed users of our intellectual property. In October 2011 we settled litigation with TPL that was initiated by us over matters related to the management of the MMP portfolio. In July 2012 we entered into additional agreements with TPL, PDS and the TPL affiliate, Alliacense, including the Licensing Program Services Agreement (the “Program Agreement”) in furtherance of the management and commercialization of the MMP portfolio. On July 24, 2014, the Program Agreement was amended with PDS and Alliacense entering into the Amended Alliacense Services and Novation Agreement (the “Novation Agreement”). The July 2012 and 2014 agreements facilitate an aggressive licensing and litigation strategy which currently includes actions in the U.S. District Court against multiple companies alleged to be infringers of the MMP portfolio. We continue to believe that the significant investment in legal effort and costs incurred to date at PDS is necessary for the protection of our interests in the MMP portfolio and its future success, although to date it has generated mixed results.

During fiscal 2013, we and TPL each contributed $1,097,809 to fund the working capital of PDS. We and TPL did not contribute any amounts to PDS during fiscal 2014 and through the date of this filing. To the extent MMP portfolio license proceeds are insufficient, we expect working capital contributions to PDS to continue in the future. Cash shortfalls currently experienced by PDS will have an adverse effect on our liquidity. To date, we have determined that it is in the best interests of the MMP licensing program that we contribute our 50% share of additional capital to PDS in the event license revenues received by PDS are insufficient.

On August 13, 2014 PDS’s cash balance was $435,240. Management’s plans for the continued operation of PDS rely on the ability of Alliacense to obtain license agreements to cover the operational costs of PDS. PDS has experienced a decline in licensing revenues and Alliacense has not obtained any license agreements since September 2013 and it is unclear when any additional licensing revenues may be generated.

The Novation Agreement, which amended the Program Agreement, provides for the utilization of a second licensing agent in order to complement the MMP licensing commercialization, and increase the opportunity for the successful licensing of the MMP portfolio.

In January 2014, our representative to the PDS management committee filed with the AAA a demand for arbitration seeking the appointment of a third member, referred to as the independent manager member, to the PDS management committee in an effort to eliminate potential deadlock on issues important to PDS. PDS may not be able to take any action with respect to Alliacense’s performance, or on other disputed matters, unless and until the independent manager is appointed.

Management expects to continue to incur significant legal expenses for the continued operation of PDS. PDS has been incurring significant third-party costs for expert testimony, depositions and other related legal costs pursuant to litigation in U.S. District Court and actions with the ITC Investigation No. 337-TA-853 although the ITC matters have now concluded. We could be required to make capital contributions to PDS for any future litigation related costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. On July 18, 2014, TPL and the creditors’ committee announced that a term sheet serving as the basis for a Joint Plan of Reorganization (the “Plan”) has been agreed to with the expectation that the Plan will be presented to the Bankruptcy Court for approval on September 17, 2014. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.

Discontinued Operations

On February 17, 2012 our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows. In accordance with authoritative guidance we have classified the assets, liabilities, operations and cash flows of PDSG as discontinued operations for all periods presented. During March 2012, we entered into an interim agreement with the purchaser of the assets of PDSG which required the purchaser to pay PDSG $93,450 to subsidize the April 2012 expenses of PDSG during the sale transaction negotiations. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years. From April 30, 2012 to May 31, 2014, the gain on the asset sale of PDSG is approximately $93,000.

Summarized operating results of discontinued operations for the fiscal years ended May 31, 2014 and 2013 are as follows:

	May 31, 2014	May 31, 2013
Operating loss from discontinued operations	$–	$(3,224)
Gain on sale of discontinued operations	$89,060	$15,376
Income before income taxes	$89,060	$12,152
Income from discontinued operations	$89,060	$12,152

PDSG activity for the fiscal year ended May 31, 2014 consists of PDSG royalty revenues.

PDSG activity for the fiscal year ended May 31, 2013 consists of operating expenses for: legal, insurance, taxes and bank fees offset by PDSG royalty revenues.

The following table summarizes the carrying amount of the major classes of assets and liabilities of PDSG classified as discontinued operations at May 31, 2014 and May 31, 2013:

	May 31, 2014	May 31, 2013
Current assets:
Other current assets	$57,477	$40,682

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

We have a 50% interest in PDS. We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statements of operations in the caption “Equity in earnings of affiliated company” and also is adjusted by contributions to and distributions from PDS.

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

RESULTS OF OPERATIONS

Comparison of fiscal 2014 and 2013

	May 31, 2014	May 31, 2013
Selling, general and administrative	$1,660,090	$1,381,430

Selling, general and administrative expenses increased from approximately $1,381,000 for the fiscal year ended May 31, 2013 to approximately $1,660,000 for the fiscal year ended May 31, 2014. The increase consisted primarily of approximately $131,000 in legal fees associated with TPL matters, approximately $92,000 in legal fees associated with PDS and approximately $62,000 in non-cash share- based compensation expense.

	May 31, 2014	May 31, 2013
Other income (expense):
Interest income	$5,832	$17,494
Other income	–	217,618
Realized recovery (loss) on marketable securities	(347)	55,873
Equity in earnings of affiliated company	104,677	2,174,395
Total other income, net	$110,162	$2,465,380

Our other income for the fiscal years ended May 31, 2014 and 2013 included equity in the earnings of PDS of approximately $105,000 and $2,174,000, respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the decrease in licensing revenues during fiscal 2014 as compared to the prior fiscal year. Other income for the fiscal year ended May 31, 2013 is primarily due to the one time receipt of proceeds associated with the settlement of certain litigation unrelated to our patent portfolio. Included in other income for the fiscal year ending May 31, 2013 is approximately $56,000 of recovery on the $600,879 realized loss on sale of marketable securities relating to our auction rate securities recognized during the fiscal year ended May 31, 2011. Through August 2013 we have received proceeds totaling $403,325 relating to the recovery of our fiscal 2011 realized loss.

	May 31, 2014	May 31, 2013
Income (loss) from continuing operations before income taxes	$(1,549,928)	$1,083,950

Income from continuing operations before income taxes of approximately $1,084,000 for the fiscal year ended May 31, 2013 decreased to a loss from continuing operations before income taxes of approximately $(1,550,000) for the fiscal year ended May 31, 2014 primarily due to the decrease in our equity in earnings of PDS for the fiscal year ended May 31, 2014.

Provision (benefit) for income taxes

During the fiscal years ended May 31, 2014 and 2013, we recorded a provision (benefit) for income taxes related to federal and California taxes of approximately $6,000 and $(100), respectively.

Results of Discontinued Operations

Comparison of fiscal 2014 and 2013

	May 31, 2014	May 31, 2013
Selling, general and administrative	$–	$3,224

Selling, general and administrative expenses were approximately $3,000 for the fiscal year ended May 31, 2013, due to the sale of substantially all of PDSG’s assets in April 2012.

	May 31, 2014	May 31, 2013
Operating loss	$–	$(3,224)

Operating loss was approximately $(3,000) for the fiscal year ended May 31, 2013 due to the sale of substantially all of the assets of PDSG in fiscal 2012.

	May 31, 2014	May 31, 2013
Other income:
Interest and other income	$89,060	$15,376
Total other income, net	$89,060	$15,376

Interest and other income of approximately $89,000 and $15,000 for the fiscal years ended May 31, 2014 and 2013, respectively, consists of royalties earned for the periods. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years.

Income from discontinued operations, net

We recorded net income from discontinued operations for the fiscal years ended May 31, 2014 and 2013 of $89,060 and $12,152, respectively, consisting of royalty revenue earned under the terms of the asset sale agreement net of residual expenses.

Net income (loss)

We recorded net income (loss) for the fiscal years ended May 31, 2014 and 2013 of $(1,466,867) and $1,096,215, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash, cash equivalents and short-term marketable securities balances decreased from approximately $7,767,000 as of May 31, 2013 to approximately $6,418,000 as of May 31, 2014. We also have a restricted cash balance amounting to approximately $21,000 as of May 31, 2014 and 2013. Total current assets decreased from approximately $8,040,000 as of May 31, 2013 to approximately $6,700,000 as of May 31, 2014. Total current liabilities amounted to approximately $290,000 and approximately $278,000 as of May 31, 2014 and May 31, 2013, respectively. The change in our working capital position as of May 31, 2014 as compared with May 31, 2013 results primarily from the fact that we did not receive distributions from PDS to cover our operating expenses and utilized cash on hand to pay such expenses.

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

Cash shortfalls currently experienced by PDS will have an adverse effect on our liquidity. During the fiscal year ended May 31, 2013 we and TPL each contributed $1,097,809 in additional capital to fund the operations of PDS. We and TPL have made no such contributions for the fiscal year ended May 31, 2014. To date we have determined that it is in the best interests of the MMP licensing program that we provide our 50% share of capital to provide for PDS expenses including legal retainer payments in the event license revenues received by PDS are insufficient to meet these needs. We believe it is likely that contributions to PDS to fund working capital will continue to be required.

PDS had been incurring significant third-party costs for expert testimony, depositions and other related legal costs. We could be required to make capital contributions to PDS for any future litigation related costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

Our current liquid cash resources as of May 31, 2014, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and short-term investment position of $6,417,855 at May 31, 2014.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. On July 18, 2014, TPL and the creditors’ committee announced that a term sheet serving as the basis for a Joint Plan of Reorganization (the “Plan”) has been agreed to with the expectation that the Plan will be presented to the Bankruptcy Court for approval on September 17, 2014. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.

Cash Flows From Operating Activities

Cash used in operating activities of continuing operations for the fiscal years ended May 31, 2014 and 2013 was approximately $1,577,000 and $1,031,000, respectively. The principal components of the current fiscal year were the equity in earnings of affiliated company of approximately $105,000 and the net loss from continuing operations of approximately $1,556,000 offset by share-based compensation of approximately $62,000. The principal component of the prior fiscal year was the equity in earnings of affiliated company of approximately $2,174,000 offset by the net income from continuing operations of approximately $1,084,000.

Cash provided by operating activities of discontinued operations for the fiscal years ended May 31, 2014 and 2013 was approximately $72,000 and $21,000, respectively. Cash provided by discontinued operations activities relates to royalty revenue received during the periods.

Cash Flows From Investing Activities

Cash used in investing activities for the fiscal year ended May 31, 2014 was approximately $1,131,000 as compared to cash provided by investing activities for the fiscal year ended May 31, 2013 of approximately $3,934,000. Cash activities for the current fiscal year were primarily attributable to purchases and sales of marketable securities and distributions from PDS. Cash activities for the prior fiscal year were primarily attributable to purchases and sales of marketable securities and contributions to and distributions from PDS.

Cash Flows From Financing Activities

Cash used in financing activities for the fiscal years ended May 31, 2014 and 2013 was approximately $221,000 and $50,000, respectively. For the fiscal years ended May 31, 2014 and 2013, cash of approximately $221,000 and $57,000 was used to purchase our common stock for treasury.

Capital Resources

Our current liquid cash resources as of May 31, 2014, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our primary significant source of cash generation. In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash, cash equivalents and short-term investment position of $6,417,855 at May 31, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2014 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2014.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table and biographical summaries set forth information, including principal occupation, business experience, other directorships and director qualifications concerning the members of our Board of Directors and our executive officer as of May 31, 2014. There is no blood or other familial relationship between or among our directors or executive officer.

NAME	AGE	POSITION and TERM
Carlton M. Johnson, Jr.	54	Director (since August 2001)
Gloria H. Felcyn	67	Director (since October 2002)
Clifford L. Flowers	56	Chief Financial Officer/Secretary (since September 17, 2007) Interim CEO (since October 5, 2009) Director (since January 19, 2011)

CARLTON M. JOHNSON, JR. Carlton Johnson has served as a director of the Company since 2001, and is Chairman of the Executive Committee of the Board of Directors. From June 1996 through March 2013, Mr. Johnson served as in-house legal counsel for Roswell Capital Partners, LLC and related entities. Mr. Johnson has been admitted to the practice of law in Alabama since 1986, Florida since 1988 and Georgia since 1997. He has been a shareholder in the Pensacola, Florida AV- rated law firm of Smith, Sauer, DeMaria Johnson and was President-Elect of the 500 member Escambia-Santa Rosa Bar Association. He also served on the Florida Bar Young Lawyers Division Board of Governors. Mr. Johnson earned a degree in History/Political Science at Auburn University and a Juris Doctor at Samford University - Cumberland School of Law. Since 1999, Mr. Johnson has served on the board of directors of Peregrine Pharmaceuticals, Inc., a publicly held emerging bio-tech company, and currently serves as chairman of Peregrine’s board of directors. Mr. Johnson serves as chairman of Peregrine’s audit committee and is a member of Peregrine’s compensation and nominating committees. From May 2009 to March 2012, Mr. Johnson served on the board of directors of Cryoport, Inc. a publicly held company providing cost-efficient frozen shipping to biopharmaceutical and biotechnology industries. Mr. Johnson served as chairman of Cryoport’s compensation committee and as a member of its audit committee and nomination and governance committee. From November 2009 to December 2011, Mr. Johnson served on the board of directors of ECOtality, Inc. a leader in clean electric transportation and storage technologies. Mr. Johnson served on the audit committee and nominating committee of ECOtality.

The Board of Directors concluded that Mr. Johnson should serve as a director in light of the extensive public company finance and corporate governance experience that he has obtained through serving on the boards and audit committees of Peregrine Pharmaceuticals, Inc., Cryoport, Inc., and ECOtality, Inc.

GLORIA H. FELCYN. Gloria Felcyn has served as a director of the Company since October, 2002 and is the Chairman of the Audit Committee of the Board of Directors.  Since 1982, Ms. Felcyn has been the principal in her own certified public accounting firm, during which time she represented Helmut Falk Sr. and nanoTronics, along with other major individual and corporate clients in Silicon Valley.  Following Mr. Falk’s death, Ms. Felcyn represented his estate and family trust as Executrix and Trustee of the Falk Estate and The Falk Trust.  Prior to establishing her firm, Ms. Felcyn worked for the national accounting firm of Hurdman and Cranston from 1969 through 1970 and Price Waterhouse & Co. in San Francisco and New York City from 1970 through 1976, during which period, she represented major Fortune 500 companies. Subsequent to that, Ms. Felcyn worked in the field of international tax planning with a major real estate syndication company in Los Angeles until 1982 when she decided to start her own practice in Northern California.  A major portion of Ms. Felcyn’s current practice is “Forensic Accounting”, which involves valuation of business entities and investigation of assets. Ms. Felcyn has published tax articles for “The Tax Advisor” and co-authored a book published in 1982, “International Tax Planning”.  Ms. Felcyn has a degree in Business Economics from Trinity University and is a member of the American Institute of CPAs.

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

Our independent directors meet in executive sessions without management present to evaluate whether management is performing its responsibilities in a manner consistent with the direction of the Board. Additionally, all Board committee members are independent directors. The committee chairs have authority to hold executive sessions without management present. The Board has determined that its current structure is in the best interests of the Company and its stockholders. We believe the independent nature of the Audit Committee and the Compensation Committee as well as the practice of regular meetings of the independent directors in executive session without Mr. Flowers present ensures that the Board maintains a level of independent oversight of management that is appropriate for the Company.

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

Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during fiscal year 2014.

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

ITEM 11.        EXECUTIVE COMPENSATION

The following table summarizes the compensation of the named executive officers for the fiscal years ended May 31, 2014 and 2013.  For fiscal 2014 and 2013, the named executive officers are our Interim Chief Executive Officer and our Chief Financial Officer.

Summary Compensation Table

For Fiscal Years Ended May 31, 2014 and 2013

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total Compensation ($)
Clifford L. Flowers, Interim	2014	$327,750	$–	$8,213	$10,200	$346,163
CEO and CFO

Clifford L. Flowers, Interim	2013	323,428	–	–	9,989	333,417
CEO and CFO

1.	Represents the aggregate grant date fair value of grants awarded in fiscal 2014 computed in accordance with authoritative guidance issued by the Financial Accounting Standards Board.
2.	See the All Other Compensation Table below for details of the total amounts represented.

All Other Compensation Table

For Fiscal Years Ended May 31, 2014 and 2013

Name and Principal Position	Year	401(k) Company Match ($)	Total ($)
Clifford L. Flowers, Interim	2014	$10,200	$10,200
CEO and CFO

Clifford L. Flowers, Interim	2013	9,989	9,989
CEO and CFO

The following table shows the number of shares covered by exercisable and un-exercisable options held by our named executive officers as of May 31, 2014.

Outstanding Equity Awards

As of May 31, 2014

Name	Number of Securities Underlying Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date
Clifford L. Flowers	75,000	–	$0.10	6/3/2015
Clifford L. Flowers	100,000	–	$0.12	6/4/2018

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

Director Compensation

As described more fully below, this table summarizes the annual cash compensation for our non-employee directors during the fiscal year ended May 31, 2014.

Director Compensation

For Fiscal Year Ended May 31, 2014

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(3)	All Other Compensation	Total Compensation ($)
Carlton M. Johnson, Jr.	$122,400	(1)	$24,638	$–	$147,038
Gloria H. Felcyn	96,000	(2)	24,638	–	120,638

1.	Consists of $28,800 board fee, $36,000 Phoenix Digital Solutions, LLC management committee fee, $28,800 Compensation Committee Chair fee and $28,800 Executive Committee Chair fee.

2.	Consists of $28,800 board fee and $67,200 Audit Committee Chair fee.

3.	Represents the aggregate grant date fair value of grants awarded in fiscal 2014 computed in accordance with authoritative guidance issued by the Financial Accounting Standards Board.

Director Outstanding Equity Awards

As of May 31, 2014

Name	Number of Securities Underlying Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date
Carlton M. Johnson, Jr.	250,000	–	$0.10	6/3/2015
Carlton M. Johnson, Jr.	300,000	–	$0.12	6/4/2018

Gloria H. Felcyn	250,000	–	$0.10	6/3/2015
Gloria H. Felcyn	300,000	–	$0.12	6/4/2018

Directors who are not our employees are compensated for their service as a director as shown in the table below:

Schedule of Director Fees

May 31, 2014

Compensation Item	Amount
Board	$28,800
Audit Committee Chair	67,200
Compensation Committee Chair	28,800
Executive Committee Chair	28,800
Phoenix Digital Solutions, LLC Management Committee Board Member	36,000

All retainers are paid in monthly installments.

Other

We reimburse all directors for travel and other necessary business expenses incurred in the performance of their services for us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 13, 2014, the stock ownership of each of our officers and directors, of all our officers and directors as a group, and of each person known to us to be a beneficial owner of 5% or more of our Common Stock. The number of shares of Common Stock outstanding as of August 13, 2014, was 401,392,948. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. Each individual’s address is 701 Palomar Airport Road, Suite 170, Carlsbad, California 92011-1045.

Name	Amount & Nature of Beneficial Ownership	Percent of Class
Gloria H. Felcyn, CPA	1,501,690 (1)	*
Carlton M. Johnson, Jr.	1,075,000 (2)	*
Clifford L. Flowers	250,000 (3)	*
All directors & officers as a group (3 persons)	2,826,690 (4)	0.70%

*Less than 1%

(1)	Includes 550,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 13, 2014.

(2)	Includes 550,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 13, 2014.

(3)	Includes 175,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 13, 2014.

(4)	Includes 1,275,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 13, 2014.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Directors, Executive Officers and Principal Stockholders

There were no transactions, or series of transactions during the fiscal years ended May 31, 2014 or 2013, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $120,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater stockholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest other than as described below.

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

Audit Fees

During the fiscal years ended May 31, 2014 and 2013, the aggregate fees billed by our principal accountants for professional services rendered for the audit of our annual consolidated financial statements, and reviews of quarterly consolidated financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings were $103,400 and $121,000, respectively.

Audit-Related Fees

None.

Tax Fees

During the fiscal years ended May 31, 2014 and 2013, the aggregate fees billed by our principal accountants for tax compliance, tax advice and tax planning rendered on our behalf were $12,200 and $12,600, respectively, which are related to the preparation of federal and state income tax returns.

All Other Fees

Our principal accountants billed no other fees for the fiscal years ended May 31, 2014 and 2013, except as disclosed above.

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

Patriot Scientific Corporation
Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of May 31, 2014 and 2013
Consolidated Statements of Operations for the Years Ended May 31, 2014 and 2013
Consolidated Statements of Stockholders’ Equity for the Years Ended May 31, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended May 31, 2014 and 2013
Notes to Consolidated Financial Statements
Phoenix Digital Solutions, LLC
Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm
Balance Sheets as of May 31, 2014 and 2013
Statements of Income for the Years Ended May 31, 2014 and 2013
Statements of Members’ Equity (Deficit) for the Years Ended May 31, 2014 and 2013
Statements of Cash Flows for the Years Ended May 31, 2014 and 2013
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
2.1

Agreement and Plan of Merger dated August 4, 2008, among the Company, PTSC Acquisition 1 Corp, Crossflo Systems, Inc. and the Crossflo principal officers, incorporated by reference to Exhibit 99.1 to Form 8-K filed August 11, 2008 (Commission file No. 000-22182)

3.1

Original Articles of incorporation of the Company’s predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, (Commission file No. 33-23143-FW)

3.2

Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18, (Commission file No. 33-23143-FW)

3.3

Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 24, 1992, incorporated by reference to Exhibit 3.3 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.3.1

Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to Form 10-KSB for the fiscal year ended May 31, 1995 (Commission file No. 000-22182)

3.3.2

Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on June 24, 1997, incorporated by reference to Exhibit 3.3.2 to Form 10-KSB for the fiscal year ended May 31, 1997, filed July 18, 1997 (Commission file No. 000-22182)

3.3.3

Certificate of Amendment to the Certificate of Incorporation of the Company, asfiled with the Delaware Secretary of State on April 28, 2000, incorporated by reference to Exhibit 3.3.3 to Registration Statement on Form S-3 filed May 5, 2000 (Commission file No. 333-36418)

3.3.4

Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on May 6, 2002, incorporated by reference to Exhibit 3.3.4 to Form 10-Q for the quarterly period ended February 28, 2009, filed April 9, 2009 (Commission file No. 000-22182)

3.3.5

Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on October 16, 2003, incorporated by reference to Exhibit 3.3.5 to Registration Statement on Form SB-2 filed May 21, 2004 (Commission file No. 333-115752)

3.3.6

Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 29, 2005, incorporated by reference to Exhibit 3.3.6 to Form 10-Q for the quarterly period ended February 28, 2009, filed April 9, 2009 (Commission file No. 000-22182)

3.3.7

Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 14, 2005, incorporated by reference to Exhibit 3.3.7 to Form 10-Q for the quarterly period ended February 28, 2009, filed April 9, 2009 (Commission file No. 000-22182)

3.3.8

Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 18, 2009, incorporated by reference to Exhibit 3.3.8 to Form 10-K for the fiscal year ended May 31, 2009, filed August 14, 2009 (Commission file No. 000-22182)

29

3.4

Articles and Certificate of Merger of Patriot Financial Corporation into the Company dated May 1, 1992, with Agreement and Plan of Merger attached thereto as Exhibit A, incorporated by reference to Exhibit 3.4 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

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

30

10.8

Agreement effective July 17, 2012 among Phoenix Digital Solutions, LLC, Alliacense Limited, LLC, Technology Properties Limited, LLC and the Company, incorporated by reference to Exhibit 10.9 to Form 8-K filed July 17, 2012 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement.)

10.9

Agreement effective July 24, 2014 among Phoenix Digital Solutions, LLC and Alliacense Limited, LLC, incorporated by reference to Exhibit 10.10 to Form 8-K filed July 30, 2014 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement.)

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

31

Patriot Scientific Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Patriot Scientific Corporation

We have audited the accompanying consolidated balance sheets of Patriot Scientific Corporation and subsidiaries (the “Company”) as of May 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Notes 5 and 9, the Company has extensive transactions with Technology Properties Limited, LLC and Alliacense Limited, LLC, both related parties. Accordingly, the accompanying consolidated financial statements may not be indicative of the financial position or results of operations that would have occurred had the Company operated without such related party relationships.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patriot Scientific Corporation and subsidiaries as of May 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

August 19, 2014

Patriot Scientific Corporation

Consolidated Balance Sheets

May 31,	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$4,716,208	$7,572,887
Restricted cash and cash equivalents	21,123	21,018
Marketable securities	1,701,647	194,463
Accounts receivable – affiliated company	–	16,538
Prepaid expenses and other current assets	203,146	194,901
Current assets of discontinued operations	57,477	40,682
Total current assets	6,699,601	8,040,489

Property and equipment, net	2,775	5,078
Other assets	3,036	3,036
Investment in affiliated company	95,981	366,304
Total assets	$6,801,393	$8,414,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$224,059	$219,213
Accrued expenses and other	62,485	58,521
Income tax payable	3,599	–
Total current liabilities	290,143	277,734
Total liabilities	290,143	277,734

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at May 31, 2014 and 438,242,618 shares issued and 405,247,405 shares outstanding at May 31, 2013	4,382	4,382
Additional paid-in capital	77,400,852	77,338,434
Accumulated deficit	(56,268,116)	(54,801,249)
Common stock held in treasury, at cost – 36,849,670 shares at May 31, 2014 and 32,995,213 shares at May 31, 2013	(14,625,868)	(14,404,394)
Total stockholders’ equity	6,511,250	8,137,173
Total liabilities and stockholders’ equity	$6,801,393	$8,414,907

See accompanying notes to consolidated financial statements

Patriot Scientific Corporation

Consolidated Statements of Operations

Years Ended May 31,	2014	2013
Operating expenses:
Selling, general and administrative	$1,660,090	$1,381,430
Total operating expenses	1,660,090	1,381,430

Other income (expense):
Interest income	5,832	17,494
Other income	–	217,618
Realized (loss) recovery on marketable securities	(347)	55,873
Equity in earnings of affiliated company	104,677	2,174,395
Total other income, net	110,162	2,465,380

Income (loss) from continuing operations before income taxes	(1,549,928)	1,083,950

Provision (benefit) for income taxes	5,999	(113)

Income (loss) from continuing operations	(1,555,927)	1,084,063

Income from discontinued operations, net	89,060	12,152

Net income (loss)	$(1,466,867)	$1,096,215

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$–	$–
Income from discontinued operations	$–	$–
Net income (loss)	$–	$–

Weighted average number of common shares outstanding – basic	401,448,304	402,522,925
Weighted average number of common shares outstanding – diluted	401,448,304	405,425,823

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional
			Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amounts	Capital	Deficit	Stock	Equity
Balance, June 1, 2012	405,735,958	$4,381	$77,330,935	$(55,897,464)	$(14,347,254)	$7,090,598
Exercise of options at $0.10 per share	75,000	1	7,499	–	–	7,500
Purchase of common stock for treasury	(563,553)	–	–	–	(57,140)	(57,140)
Net income	–	–	–	1,096,215	–	1,096,215
Balance, May 31, 2013	405,247,405	4,382	77,338,434	(54,801,249)	(14,404,394)	8,137,173
Share-based compensation	–	–	62,418	–	–	62,418
Purchase of common stock for treasury	(3,854,457)	–	–	–	(221,474)	(221,474)
Net loss	–	–	–	(1,466,867)	–	(1,466,867)
Balance, May 31, 2014	401,392,948	$4,382	$77,400,852	$(56,268,116)	$(14,625,868)	$6,511,250

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation

Consolidated Statements of Cash Flows

Years Ended May 31,	2014	2013
Operating activities:
Net income (loss)	$(1,466,867)	$1,096,215
Less: Net income from discontinued operations	89,060	12,152
Net income (loss) from continuing operations	(1,555,927)	1,084,063
Adjustments to reconcile net income (loss) before discontinued operations to net cash used in operating activities:
Depreciation	2,303	2,590
Share-based compensation	62,418	–
Accrued interest income added to investments	(2,104)	(8,270)
Equity in earnings of affiliated company	(104,677)	(2,174,395)
Realized loss (recovery) on sale of marketable securities	347	(55,873)
Loss on sale of assets	–	2,036
Changes in operating assets and liabilities:
Accounts receivable – affiliated company	16,538	120,730
Prepaid expenses and other current assets	(8,245)	27,140
Accounts payable, accrued expenses, and other	8,809	(26,456)
Income taxes payable	3,599	(2,513)
Net cash used in operating activities of continuing operations	(1,576,939)	(1,030,948)
Net cash provided by operating activities of discontinued operations	72,266	20,744
Net cash used in operating activities	(1,504,673)	(1,010,204)

Investing activities:
Proceeds from sales of marketable securities	1,197,619	7,651,525
Purchases of marketable securities	(2,703,151)	(4,645,799)
Purchases of property and equipment	–	(2,168)
Investment in affiliated company	–	(1,097,809)
Distributions from affiliated company	375,000	2,027,808
Net cash (used in) provided by investing activities	(1,130,532)	3,933,557

Financing activities:
Repurchase of common stock for treasury	(221,474)	(57,140)
Exercise of stock options	–	7,500
Net cash used in financing activities	(221,474)	(49,640)
Net increase (decrease) in cash and cash equivalents	(2,856,679)	2,873,713
Cash and cash equivalents, beginning of year	7,572,887	4,699,174
Cash and cash equivalents, end of year	$4,716,208	$7,572,887

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	3,900	2,400
Cash receipts from income tax refunds	1,500	–

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

Liquidity and Management’s Plans

Cash shortfalls currently experienced by PDS will have an adverse effect on our liquidity. During the fiscal year ended May 31, 2013 we and TPL each contributed $1,097,809 in additional capital to fund the operations of PDS. We and TPL have made no such contributions for the fiscal year ended May 31, 2014. To date we have determined that it is in the best interests of the Moore Microprocessor Patent (“MMP”) licensing program that we provide our 50% share of capital to provide for PDS expenses including legal retainers and litigation related payments in the event license revenues received by PDS are insufficient to meet these needs. We believe it is likely that contributions to PDS to fund working capital will continue to be required.

PDS had been incurring significant third-party costs for expert testimony, depositions and other related litigation costs. We could be required to make capital contributions to PDS for any future litigation related costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

Our current liquid cash resources as of May 31, 2014, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $6,417,855 at May 31, 2014.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. On July 18, 2014, TPL and the creditors’ committee announced that a term sheet serving as the basis for a Joint Plan of Reorganization (the “Plan”) has been agreed to with the expectation that the Plan will be presented to the Bankruptcy Court for approval on September 17, 2014. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated balance sheets at May 31, 2014 and 2013 and consolidated statements of operations for the fiscal years ended May 31, 2014 and 2013 includes our accounts and those of our wholly owned subsidiary PDSG which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

PDSG is being presented as discontinued operations in the consolidated statements of operations for all periods presented. See “Discontinued Operations” below for additional information.

Discontinued Operations

On February 17, 2012 our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows. In accordance with authoritative guidance we have classified the assets, liabilities, operations and cash flows of PDSG as discontinued operations for all periods presented. During March 2012, we entered into an interim agreement with the purchaser of the assets of PDSG which required the purchaser to pay PDSG $93,450 to subsidize the April 2012 expenses of PDSG during the sale transaction negotiations. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years. From April 30, 2012 to May 31, 2014, the gain on the asset sale of PDSG is approximately $93,000.

Summarized operating results of discontinued operations for the fiscal years ended May 31, 2014 and 2013 are as follows:

	May 31, 2014	May 31, 2013
Operating loss from discontinued operations	$–	$(3,224)
Gain on sale of discontinued operations	$89,060	$15,376
Income before income taxes	$89,060	$12,152
Income from discontinued operations	$89,060	$12,152

PDSG activity for the fiscal year ended May 31, 2014 consists of PDSG royalty revenues.

PDSG activity for the fiscal year ended May 31, 2013 consists of operating expenses for: legal, insurance, taxes and bank fees offset by PDSG royalty revenues.

The following table summarizes the carrying amount of the major classes of assets and liabilities of PDSG classified as discontinued operations at May 31, 2014 and May 31, 2013:

	May 31, 2014	May 31, 2013
Current assets:
Other current assets	$57,477	$40,682

Financial Instruments and Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, and investments in marketable securities.

At times, our balance of cash maintained with our bank may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured limit of $250,000. At May 31, 2014 and 2013, our cash and cash equivalents balances subject to FDIC insurance exceeded the FDIC limit by $111,526 and $35,084, respectively. At May 31, 2014 and 2013, our cash and cash equivalents balance consisting of money market accounts not subject to FDIC insurance was $4,375,653 and $5,225,176, respectively.

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

At May 31, 2014 and 2013, investments in marketable securities consist of certificates of deposit with maturities greater than three months. Each certificate of deposit is invested with a financial institution for $250,000 or less so as not to exceed the FDIC insurance limit.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts payable and accrued expenses and other. The carrying value of these financial instruments approximates fair value because of the immediate or short-term maturity of the instruments. The fair value of our cash equivalents is determined based on quoted prices in active markets for identical assets or Level 1 inputs. The fair value of our investments in marketable securities is determined based on quoted prices in non-active markets for identical assets or Level 2 inputs. We believe that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

Cash Equivalents, Restricted Cash, and Short-Term Marketable Securities

We consider all highly liquid investments acquired with a maturity of three months or less to be cash equivalents.

Restricted cash and cash equivalents at May 31, 2014 and 2013 consist of a savings account held as collateral for our corporate credit card account.

At May 31, 2014 and 2013 our short-term marketable securities in the amount of $1,701,647 and $194,463 consist of certificates of deposit with various financial institutions, with maturity dates of twelve months or less.

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

Investment in Affiliated Company

We have a 50% interest in PDS. We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statements of operations in the caption “Equity in earnings of affiliated company” and also is adjusted by contributions to and distributions from PDS.

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

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

For the fiscal year ended May 31, 2014 potential common shares of 1,335,000 related to our outstanding options were not included in the calculation of diluted loss per share for continuing and discontinued operations as we recorded a loss. Had we reported net income for the year ended May 31, 2014 no additional shares of common stock would have been included in the calculation of diluted income per share for continuing and discontinued operations. For the fiscal year ended May 31, 2014, we excluded the PDSG escrow shares of 2,844,630 in the calculation of diluted loss per share for continuing and discontinued operations as we recorded a loss.

For the fiscal year ended May 31, 2013 potential common shares of 175,000 related to our outstanding options were not included in the calculation of diluted income per share for continuing and discontinued operations. For the fiscal year ended May 31, 2013, we included the PDSG escrow shares of 2,844,630 in the calculation of diluted income per share for continuing and discontinued operations.

In connection with our acquisition of Crossflo, which became a part of PDSG, we issued escrow shares that are contingent upon certain representations and warranties made by Crossflo at the time of the merger agreement (see Note 9). We exclude these escrow shares from the basic income (loss) per share calculations and include the escrowed shares in the diluted income per share calculations.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates. On an ongoing basis we evaluate our estimates, including, but not limited to: fair values of investments in marketable securities, the use, recoverability, and /or realizability of certain assets, including investments in affiliated companies, deferred tax assets, and share-based compensation.

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Intellectual Property Rights

PDS, our investment in affiliated company, relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. There are currently two unexpired U.S. patents issued dating back to 1998 on our microprocessor technology in addition to three European and two Japanese patents. The U.S. patents will expire in 2015 and the European and Japanese patents will expire in 2016. There are also five U.S. patents, six European, and one Japanese patent all of which expired between August 2009 and August 19, 2014. These patents, while expired, may have certain retrospective statutory benefits that will fully diminish six years after the patent expiration date. The patent useful life for purposes of negotiating licenses is finite and these patents are subject to legal challenges, which in combination with the limited life, could adversely impact the stream of revenues. A successful challenge to the ownership of the technology or the proprietary nature of the intellectual property would materially damage business prospects. Any issued patent may be challenged and invalidated.

3. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash and cash equivalents at May 31, 2014 and 2013 consist of deposits in a savings account required to be held as collateral for our corporate credit card.

At May 31, 2014 and 2013, our current portion of marketable securities in the amount of $1,701,647 and $194,463, respectively, consists of the par value plus accrued interest of our time deposits. These marketable securities are classified as available for sale and are reported at fair market value.

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

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

		Fair Value Measurements at May 31, 2014 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$340,555	$340,555	$–	$–
Money market funds	4,375,653	4,375,653	–	–
Restricted cash and cash equivalents	21,123	21,123	–	–
Marketable securities:
Short-term:
Certificates of deposit	1,701,647	–	1,701,647	–
Total	$6,438,978	$4,737,331	$1,701,647	$–

		Fair Value Measurements at May 31, 2013 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$197,862	$197,862	$–	$–
Money market funds	5,225,176	5,225,176	–	–
Certificates of deposit	2,149,849	–	2,149,849	–
Restricted cash and cash equivalents	21,018	21,018	–	–
Marketable securities:
Short-term:
Certificates of deposit	194,463	–	194,463	–
Total	$7,788,368	$5,444,056	$2,344,312	$–

We purchase certificates of deposit with varying maturity dates greater than three months. The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2014:

	May 31, 2014
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in one year or less	$1,701,647	$–	$1,701,647

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2013:

	May 31, 2013
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$2,149,849	$–	$2,149,849
Due in one year or less	$194,463	$–	$194,463

4. Property and Equipment

Property and equipment consisted of the following at May 31, 2014 and 2013:

	2014	2013
Computer equipment and software	$25,767	$28,741
Furniture and fixtures	21,176	21,176
	46,943	49,917
Less: accumulated depreciation	(44,168)	(44,839)
Net property and equipment	$2,775	$5,078

Depreciation expense related to property and equipment was $2,303 and $2,590 for the years ended May 31, 2014 and 2013, respectively.

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

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There has not been a third management committee member since May 2010 although we have initiated arbitration seeking the appointment of a third member (see Note 9). Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. Since there is currently not a third member of the management committee, working capital contributions made to PDS require the approval of both management committee members. During the fiscal year ended May 31, 2013 we and TPL each contributed $1,097,809 to fund the remaining portions of the legal retainer and the operations of PDS. No such contributions were made during the fiscal year ended May 31, 2014. Distributable cash and allocation of profits and losses have been allocated to the members in the priority defined in the LLC Agreement.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Investment in Affiliated Company (continued)

Pursuant to our June 7, 2005 agreement with PDS and TPL to license the MMP portfolio (“Commercialization Agreement”), PDS had committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of PDS) for supporting efforts to secure licensing agreements by TPL on behalf of PDS. During the fiscal year ended May 31, 2013, PDS expensed $185,000 pursuant to this commitment. This expense is recorded in the accompanying PDS statement of income for the fiscal year ended May 31, 2013 presented below. These expenses concluded with the execution of the July 11, 2012 Licensing Program Services Agreement (the “Program Agreement”).

PDS reimburses TPL for payment of all legal and third-party expert fees and other related third-party costs and expenses, although the majority of third-party costs are paid directly by PDS. During the fiscal years ended May 31, 2014 and 2013, PDS expensed $2,300,323 and $3,367,294, respectively pursuant to the agreement. These expenses are recorded in the accompanying PDS statements of income presented below net of $400,708 and $376,049, respectively, of legal fee reversals previously expensed and recorded as accounts payable to TPL during the fiscal years ended May 31, 2014 and 2013 as the statute of limitations had expired.

On July 11, 2012, we entered into the Program Agreement with PDS, TPL, and Alliacense, and an Agreement (the “TPL Agreement”) with TPL. Pursuant to the Program Agreement, PDS engaged Alliacense to negotiate MMP portfolio licenses and to pursue claims against violators of the MMP portfolio on behalf of PDS, TPL, and the Company. The Program Agreement continues through the useful life of the MMP portfolio patents. Pursuant to the TPL Agreement, we and TPL agreed to certain allocations of obligations in connection with the engagement of Alliacense. On July 24, 2014, the Program Agreement was amended with PDS and Alliacense entering into the Amended Alliacense Services and Novation Agreement (the “Novation Agreement”). Pursuant to the Novation Agreement certain performance goals and incentives were established for Alliacense that may impact the continuity of their services. The Novation Agreement also provides for the addition of a second licensing company to complement the MMP licensing commercialization.

On July 17, 2012, we entered into an Agreement with PDS, TPL, and Alliacense whereby we agreed to certain additional allocations of obligations relating to the Program Agreement.

Pursuant to the Program Agreement, PDS had committed to Alliacense a quarterly amount of $500,000 which represented the licensing services fees due Alliacense, subject to a contingency arrangement which provided for a percentage on future revenues, for its efforts to secure licensing agreements on behalf of PDS. During fiscal 2014, PDS discontinued these payments which were formally eliminated by terms of the Novation Agreement. These payments had replaced the quarterly amounts previously paid to TPL pursuant to the Commercialization Agreement. During the fiscal year ended May 31, 2014 PDS expensed $956,353 pursuant to this commitment and during the fiscal year ended May 31, 2013 Alliacense earned $1,858,647 pursuant to this commitment. These expenses are recorded in the accompanying PDS statements of income for the fiscal years ended May 31, 2014 and 2013 presented below.

Pursuant to the Program Agreement, PDS had committed to pay Alliacense litigation support fees relating to Alliacense’s special work and effort regarding internal costs related to MMP maintenance and litigation support including support in the U.S. District Court and the complaints filed on behalf of TPL, PDS and us with the ITC. During the fiscal years ended May 31, 2014 and 2013, PDS expensed $184,435 and $1,786,414, respectively, pursuant to this commitment. Future litigation support payments to Alliacense relating to the ITC litigation had been subject to a contingency arrangement which provided for a percentage of future recoveries in these actions. The Novation Agreement eliminated the Program Agreement’s litigation support activity by Alliacense. These expenses are recorded in the accompanying PDS statements of income for the fiscal years ended May 31, 2014 and 2013 presented below.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Investment in Affiliated Company (continued)

During the fiscal year ended May 31, 2014, PDS paid Alliacense $300,000 against multiple outstanding disputed items and accrued $323,000 in connection with a settlement of these items (see Note 9).

During January 2013, TPL and Moore settled their litigation. Terms of the settlement include the payment by PDS to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever comes first. Per terms of the agreement PDS paid Moore $150,000 on the settlement date and will pay Moore $16,667 per month from August 2013 through January 2014 and $20,833 per month beginning February 2014 through January 2017. During the fiscal years ended May 31, 2014 and 2013, PDS paid Moore $183,334 and $150,000, respectively, pursuant to this contractual obligation. These expenses are recorded in the accompanying PDS statements of income for the fiscal years ended May 31, 2014 and 2013 presented below.

During the fiscal year ended May 31, 2014, we expensed $92,050 of legal fees on behalf of PDS.

We are accounting for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net income during the fiscal years ended May 31, 2014 and 2013 of $104,677 and $2,174,395, respectively, as an increase in our investment. Cash distributions of $375,000 and $2,027,808 received from PDS during the years ended May 31, 2014 and 2013, respectively, have been recorded as a reduction in our investment. Cash contributions of $1,097,809 made during the fiscal year ended May 31, 2013 have been recorded as in increase in our investment. We have recorded our share of PDS’s net income as “Equity in earnings of affiliated company” in the accompanying consolidated statements of operations for the years ended May 31, 2014 and 2013, respectively.

During the fiscal years ended May 31, 2014 and 2013, PDS entered into licensing agreements with third parties, pursuant to which PDS recognized revenues of $5,022,000 and $10,620,000, respectively.

During the fiscal year ended May 31, 2013, PDS recognized revenues of $1,500,000 for license agreements previously entered into by TPL.

During the fiscal year ended May 31, 2013, TPL entered into licensing agreements with third parties, pursuant to which PDS recorded license revenues of approximately $450,000.

At May 31, 2014, PDS had accounts payable balances of approximately $666,000, $25,000 and $92,000 to TPL, Alliacense, and PTSC, respectively. At May 31, 2013, PDS had a prepaid balance to Alliacense of approximately $456,000 for advance payment of the June 1, 2013 quarterly payment less license fees earned. At May 31, 2013, PDS had accounts payable balances of approximately $1,494,000, $34,000, and $17,000 to TPL, Alliacense, and PTSC, respectively.

At May 31, 2014, PDS had a settlement fee payable to Alliacense of $323,000 related to licensing fee disputes.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. On July 18, 2014, TPL and the creditors’ committee announced that a term sheet serving as the basis for a Joint Plan of Reorganization (the “Plan”) has been agreed to with the expectation that the Plan will be presented to the Bankruptcy Court for approval on September 17, 2014. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements. If we determine that it is appropriate to consolidate PDS, we would measure the assets, liabilities and noncontrolling interests of PDS at their fair values at the date that we have the controlling financial interest.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Investment in Affiliated Company (continued)

PDS’s balance sheets at May 31, 2014 and 2013 and statements of income for the years ended May 31, 2014 and 2013 are as follows:

Balance Sheets

Assets:

	2014	2013
Cash	$1,063,536	$1,320,932
Prepaid expenses	247,776	717,540
Licenses receivable	–	250,000
Total assets	$1,311,312	$2,288,472

Liabilities and Members’ Equity:

	2014	2013
Related party payables and accrued expenses	$1,107,560	$1,544,075
Income tax payable	11,790	11,790
Members’ equity	191,962	732,607
Total liabilities and members’ equity	$1,311,312	$2,288,472

Statements of Income

	2014	2013
Revenues	$5,022,000	$12,570,000
Expenses	4,393,655	7,548,619
Operating income	628,345	5,021,381
Income before provision for income taxes and foreign taxes	628,345	5,021,381
Provision for income taxes and foreign taxes	418,990	672,590
Net income	$209,355	$4,348,791

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Investment in Affiliated Company (continued)

PDS Related Party Balances And Transactions

Balances with related parties as of May 31, 2014 and 2013 are summarized as follows:

	May 31, 2014	May 31, 2013
Assets:
Prepaid expenses (Advances to Alliacense)	$–	$456,353
Liabilities:
Related party payables and accrued expenses (TPL) (1)	$666,412	$1,493,775
Related party payables (PTSC)	92,050	16,538
Related party payables (Alliacense)	24,598	33,762
Settlement fee payable (Alliacense)	323,000	–
Total liabilities	$1,106,060	$1,544,075

Transactions with related parties for the fiscal years ended May 31, 2014 and 2013 are as follows:

	May 31, 2014	May 31, 2013
Expenses paid or accrued (TPL)	$2,300,323	$3,552,294
Expenses paid or accrued (Alliacense)	$1,763,788	$3,645,061

(1)	Pursuant to the terms of the Commercialization Agreement, PDS will reimburse TPL for the payment of all legal and third party expert fees and other related third party costs and expenses upon TPL’s submission of documentation supporting that payment by them has occurred.

Significant Contractual Legal Relationship

PTSC through its unconsolidated affiliate, PDS has incurred legal fees from an unrelated law firm and legal subcontractors to provide substantial legal services for the commercialization of the MMP portfolio of microprocessor patents.

Accounts payable balances due this law firm and legal subcontractors as of May 31, 2014 and 2013 were $92,289 and $518,694, respectively.

Transactions with this law firm and legal subcontractors for the fiscal years ended May 31, 2014 and 2013 were as follows:

	May 31, 2014	May 31, 2013
Legal costs	$2,541,502	$3,689,419

Contractual Commitments

In January 2013, PDS entered into a contractual commitment with a related party entity to provide consulting services at a cost of $250,000 per year for a duration of four years or the completion of all outstanding MMP litigation, whichever comes first.

For the fiscal years ended May 31, 2014 and 2013, PDS expensed $183,334 and $150,000, respectively, related to this agreement.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Investment in Affiliated Company (continued)

In connection with the Program Agreement, PDS was required to make payments to Alliacense of $500,000 no later than three days prior to the start of each calendar quarter. Such payments were non-accountable and non-recoupable, but were offset against the licensing services fees owed to Alliacense pursuant to the Program Agreement. During fiscal 2014, PDS discontinued these payments. During the fiscal years ended May 31, 2014 and 2013, PDS expensed $956,353 and $1,815,000, respectively, pursuant to this contractual obligation.

We review our investment in PDS to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near term prospects of PDS. If a decline in value is deemed to be other than temporary, we would recognize an impairment loss.

6. Accrued Expenses and Other

At May 31, 2014 and 2013, accrued expenses and other consisted of the following:

	2014	2013
Accrued lease obligation	$2,088	$1,814
Compensation and benefits	60,397	56,707
	$62,485	$58,521

7. Stockholders’ Equity

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market. The repurchase plan has no maximum number of shares and is solely at the discretion of the Board of Directors. The repurchase plan has no set expiration date.

The following table summarizes share repurchases during the years ended May 31, 2014 and 2013:

	2014	2013
Number of shares repurchased	3,854,457	563,553
Aggregate cost	$221,474	$57,140

Share-based Compensation Summary of Assumptions and Activity

The fair value of share-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the fiscal year ended May 31, 2014 is based on the historical volatilities of our common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

	Year Ended May 31, 2014	Year Ended May 31, 2013

Expected term	5 yrs	*
Expected volatility	88%	*
Risk-free interest rate	1.05%	*

* No stock options were granted during the fiscal year ended May 31, 2013.

A summary of option activity as of May 31, 2014 and changes during the fiscal year then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2013	750,000	$0.10
Options granted	760,000	$0.12
Options exercised	–	$–
Options forfeited	(175,000)	$0.12
Options outstanding at May 31, 2014	1,335,000	$0.11	2.72	$–

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options vested and expected to vest at May 31, 2014	1,335,000	$0.11	2.72	$–
Options exercisable at May 31, 2014	1,335,000	$0.11	2.72	$–

The weighted average grant date fair value of options granted during the fiscal year ended May 31, 2014 was $0.08 per option.

The aggregate intrinsic value in the table above represents the differences in market price at the close of the fiscal year ($0.05 per share on May 31, 2014) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.05) on May 31, 2014.

The following table summarizes employee and director stock-based compensation expense for the fiscal years ended May 31, 2014 and 2013, which was recorded as follows:

	Year Ended	Year Ended
	May 31, 2014	May 31, 2013
Selling, general and administrative expense	$62,418	$–

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

2006 Stock Option Plan

The 2006 Stock Option Plan, as amended, which expires in March 2016, provides for the granting of options to acquire up to 10,000,000 shares, with a limit of 8,000,000 Incentive Stock Option (“ISO”) shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2006 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal year ended May 31, 2014, we granted options to employees and directors to purchase 760,000 shares of our common stock under this plan, none of which were ISOs. There were no grants made under the 2006 Stock Option Plan during the fiscal year ended May 31, 2013. As of May 31, 2014, options to purchase 1,335,000 shares of common stock are outstanding under the 2006 Stock Option Plan.

8. Income Taxes

The provision (benefit) for income taxes from continuing operations is as follows for the years ended May 31:

	2014	2013
Current:
Federal	$1,170	$(2,513)
State	4,829	2,400
Total current	5,999	(113)

Deferred:
Federal	(492,332)	571,104
State	(129,766)	146,377
Total deferred	(622,098)	717,481
Valuation allowance	622,098	(717,481)
Total deferred	–	–
Total provision (benefit)	$5,999	$(113)

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Income Taxes (continued)

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended May 31:

	2014		2013

Statutory federal income tax rate	35.0%		35.0%
State income tax rate, net of Federal effect	(0.2%	)	0.2%
Change in tax rate	(1.0%	)	(1.0%	)
Stock option expense	(0.3%	)	7.6%
FIN 48 liability	-%		(0.2%	)
Other	(0.1%	)	7.0%
Change in valuation allowance	(33.8%	)	(48.6%	)
Effective income tax rate	(0.4%	)	0.0%

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets from continuing operations are as follows as of May 31:

	2014	2013
Current deferred tax assets:
State taxes	$1,642	$815
Accrued expenses	16,441	14,751
Prepaids	(1,448)	–
Less: valuation allowance	(16,635)	(15,566)
Total net current deferred tax asset	–	–

Long-term deferred tax assets (liabilities):
Investment in affiliated company	1,242,400	(106,419)
Basis difference in property and equipment	(718)	(2,166)
Basis difference in intangibles	18,334	18,334
Stock based compensation expense	247,688	227,284
Impairment of note receivable	331,896	331,896
Capital loss carryover	225,454	643,144
Net operating loss carryforwards	9,156,427	9,491,977
Credit carryover	110,615	107,017
Valuation allowance	(11,332,096)	(10,711,067)
Total net long-term deferred tax asset	–	–
Net deferred tax asset	$–	$–

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Income Taxes (continued)

We have federal and state net operating loss carryforwards available to offset future taxable income of approximately $20,841,000 and $23,420,000, respectively, at May 31, 2014. These carryforwards begin to expire in the years ending May 31, 2023 and 2013, respectively.

We follow authoritative guidance which defines criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of May 31, 2014, we are subject to U.S. Federal income tax examinations for the tax years May 31, 1997 through May 31, 2014, and we are subject to state and local income tax examinations for the tax years May 31, 2005 through May 31, 2014 due to the carryover of net operating losses related to PDSG from previous years.

The table below summarizes our liability relating to unrecognized tax benefits under the authoritative guidance for the fiscal years ended May 31, 2014 and 2013:

Balance at June 1, 2012	$2,513
Increase in unrecognized tax benefit liability	–
Decrease in unrecognized tax benefit liability	(2,513)
Accrual of interest related to unrecognized tax benefits	–
Balance at May 31, 2013	$–
Increase in unrecognized tax benefit liability	–
Decrease in unrecognized tax benefit liability	–
Accrual of interest related to unrecognized tax benefits	–
Balance at May 31, 2014	$–

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

The Court issued a first claim construction ruling in the N.D. Cal. Case on June 12, 2012, which preserved our ability to proceed on our infringement claims against Acer and HTC. Thereafter, Chief District Judge James Ware retired and the N.D. Cal. Case was reassigned to Magistrate Judge Paul S. Grewal, who held a supplemental claim construction hearing on November 30, 2012. Judge Grewal then issued a supplemental claim construction ruling on December 5, 2012, which preserved our ability to proceed with our infringement claims. On September 6, 2013 Acer entered into an MMP portfolio license agreement that also provided for the dismissal of all claims in the N.D. Cal Case, as well as the filing of a joint motion to terminate Acer as a respondent in the ITC 853 Investigation (described more fully below). On September 19, 2013 the ‘890 patent was dropped from the N.D. Cal Case pursuant to stipulation by all parties. A jury trial was held in the N.D. Cal. Case against HTC, beginning on September 23, 2013. On October 3, 2013, the jury returned a verdict in favor of us and TPL, finding that HTC had infringed the ‘336 patent with damages of $958,560. HTC has appealed the jury verdict and we have filed cross appeals regarding the period available for infringement damages related to the ‘890 patent. The parties participated in magistrate-supervised settlement activity and continue to engage in settlement discussions. However, we cannot opine regarding whether HTC will ultimately enter into a license on the MMP portfolio.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Commitments and Contingencies (continued)

On July 24, 2012 complaints were filed on behalf of us, TPL, and PDS against Acer, Inc., Amazon.com, Inc., Barnes & Noble, Inc., Garmin, Ltd., HTC Corporation, Huawei Technologies Co., Ltd., Kyocera Corporation, LG Electronics, Nintendo Co., Ltd., Novatel Wireless, Inc., Samsung Electronics Co., Ltd., Sierra Wireless, Ltd. and ZTE Corporation with the U.S. International Trade Commission ("ITC") (ITC Investigation No. 337-TA-853, or the “853 Investigation”) alleging infringement of the ‘336 patent. We also filed new parallel proceedings in the U.S. District Court for the Northern District of California alleging infringement of the US 5,440,749 patent (the “‘749 patent”), and the ‘890 and ‘336 patents against Amazon.com Inc., Barnes & Noble Inc., Garmin Ltd., Huawei Technologies Co. Ltd., Kyocera Corporation, LG Electronics, Nintendo Co. Ltd., Novatel Wireless Inc., Samsung Electronics Co. Ltd., Sierra Wireless Inc., and ZTE Corporation. We subsequently reached a settlement with Sierra Wireless, Inc. Trial proceedings before the ITC began on June 3, 2013 and concluded the following week. Settlements were subsequently reached with Kyocera Corporation, Amazon.com, Inc., and Acer, Inc. An Initial Determination (“ID”) was rendered on September 6, 2013 finding that none of the remaining Respondents had infringed the ‘336 patent. We filed a petition for review of the ID with the full ITC on September 23, 2013. On February 20, 2014, the ITC provided notice affirming the September 6, 2013 ID. We have chosen not to file an appeal of the ITC decision to the United States Court of Appeals for the Federal Circuit. All of the district court actions against the new parties (i.e., all respondents other than Acer and HTC) that have not previously settled and which had been stayed pending resolution of the 853 Investigation will now proceed.

Licensing Fee Disputes

PDS and Alliacense had been involved in multiple disputes regarding amounts asserted by Alliacense as owed by PDS. The disputed amounts included sums for past services and advances. On July 24, 2014, PDS and Alliacense entered into the Amended Alliacense Services and Novation Agreement, which included provisions for resolving all of the claims in dispute for $623,000. Of that amount, $300,000 was paid by PDS to Alliacense in November 2013, with the balance paid by PDS to Alliacense in two payments of $161,500 each on June 20, 2014 and July 25, 2014.

PDS Management Committee Arbitration

In January 2014, our representative to the PDS management committee filed with the American Arbitration Association (“AAA”) a demand for arbitration pursuant to the terms of the LLC Agreement. The demand seeks the appointment of a third member, referred to as the independent manager member, to the PDS management committee. The AAA appointed an arbitrator who has determined that the parties in action need to be amended to reflect the PDS owners as opposed to its managers. Therefore we are seeking a lifting of the Bankruptcy Court’s stay so that TPL can be made a party to the arbitration process, after which the arbitrator will be responsible for selecting the independent manager from a listing of candidates supplied by TPL and PTSC. We believe the appointment of the independent manager will facilitate decision-making in the best interests of PDS.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Commitments and Contingencies (continued)

401(k) Plan

We have a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. We match 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Our participants vest 33% per year over a three year period in their matching contributions. Our matching contributions during the fiscal years ended May 31, 2014 and 2013 were $10,610 and $10,801, respectively.

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Commitments and Contingencies (continued)

Operating Lease

We lease our facility through an operating lease that expires in February 2015. Rental expense is presented in the following table:

	Year Ended	Year Ended
	May 31, 2014	May 31, 2013
Rental expense	$36,444	$34,791

Future minimum payments under our operating lease commitment as of May 31, 2014 amount to $27,146.

10. Subsequent Events

We have evaluated subsequent events after the balance sheet date and based on our evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto other than as disclosed herein and in the accompanying notes.

On July 24, 2014, PDS amended the Licensing Program Services Agreement with Alliacense (see Note 9).

Phoenix Digital Solutions, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

Phoenix Digital Solutions, LLC

We have audited the accompanying balance sheets of Phoenix Digital Solutions, LLC (the "Company") as of May 31, 2014 and 2013, and the related statements of income, members' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Notes 6, 8, and 9, the Company has extensive transactions with Technology Properties Limited, LLC and Alliacense Limited LLC, both related parties. Accordingly, the accompanying financial statements may not be indicative of the financial position or results of operations that would have occurred had the Company operated without such related party relationships.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Phoenix Digital Solutions, LLC as of May 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

August 19, 2014

Phoenix Digital Solutions, LLC

Balance Sheets

May 31,	2014	2013

ASSETS

Current assets:
Cash	$1,063,536	$1,320,932
Prepaid expenses	247,776	717,540
Licenses receivable	–	250,000
Total assets	$1,311,312	$2,288,472

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Related party payables and accrued expenses	$1,107,560	$1,544,075
Income tax payable	11,790	11,790

Total liabilities	1,119,350	1,555,865

Commitments and Contingencies

Members’ equity	191,962	732,607

Total liabilities and members’ equity	$1,311,312	$2,288,472

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Income

Years Ended May 31,	2014	2013

License revenues	$5,022,000	$12,570,000

Operating expenses:
General and administrative	4,393,655	7,548,619
Operating income	628,345	5,021,381

Income before provision for income taxes and foreign taxes	628,345	5,021,381

Provision for income taxes and foreign taxes	418,990	672,590

Net income	$209,355	$4,348,791

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Members’ Equity (Deficit)

Years Ended May 31, 2014 and 2013

Balance June 1, 2013	$(1,756,184)
Contributions	2,195,617
Distributions	(4,055,617)
Net income	4,348,791
Balance May 31, 2013	732,607
Distributions	(750,000)
Net income	209,355
Balance May 31, 2014	$191,962

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Cash Flows

Years Ended May 31,	2014	2013
Operating activities:
Net income	$209,355	$4,348,791
Adjustments to reconcile net income to net cash provided by operating activities:
Forgiveness of accounts payable	(400,708)	(376,049)
Changes in operating assets and liabilities:
Prepaid expenses	469,765	(717,540)
Licenses receivable	250,000	(250,000)
Related party payables and accrued expenses	(35,808)	(827,759)
Net cash provided by operating activities	492,604	2,177,443

Financing activities:
Contributions from members	–	2,195,617
Distributions to members	(750,000)	(4,055,617)
Net cash used in financing activities	(750,000)	(1,860,000)
Net increase (decrease) in cash	(257,396)	317,443
Cash, beginning of year	1,320,932	1,003,489
Cash, end of year	$1,063,536	$1,320,932

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$418,990	$672,590

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

Going Concern and Management’s Plans

At August 13, 2014, the Company’s cash balance was $435,240. The ability of PDS to continue as a going concern is dependent on its ability to generate or obtain sufficient cash to meet its obligations on a timely basis. The Company will need to generate proceeds from new license agreements or obtain equity or debt financing from its members to fund its planned operating expenses and working capital requirements for the foreseeable future. Currently, the Company has no commitments to obtain additional capital from sources outside of that which may be contributed by the members, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

On March 20, 2013, Technology Properties Limited Inc. (“TPL”) filed a petition under Chapter 11 of the United States Bankruptcy Code. Patriot Scientific Corporation (“PTSC”) has been appointed to the creditors’ committee and has been closely monitoring the progress in this matter as it relates to PTSC’s interest in PDS. On July 18, 2014, TPL and the creditors’ committee announced that a term sheet serving as the basis for a Joint Plan of Reorganization (the “Plan”) has been agreed to with the expectation that the Plan will be presented to the Bankruptcy Court for approval on September 17, 2014.

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

At times, the Company’s balance of cash maintained with its bank may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured limit of $250,000. At May 31, 2014, the Company’s cash balance subject to FDIC insurance exceeded the FDIC limit by $813,536. The Company limits its exposure of loss by maintaining its cash with financially stable financial institutions.

Legal Fees

For the years ended May 31, 2014 and 2013, one legal service provider accounted for $1,599,199 and $2,082,638, respectively, of legal costs associated with the litigation of the Moore Microprocessor Patent (“MMP”) portfolio. These amounts are included in general and administrative expense in the accompanying statements of income.

Intellectual Property Rights

The Company relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently licenses two unexpired U.S. patents issued dating back to 1998 on PTSC’s microprocessor technology in addition to three European and two Japanese patents. The U.S. patents will expire in 2015 and the European and Japanese patents will expire in 2016. The Company also licenses five U.S. patents, six European, and one Japanese patent all of which expired between August 2009 and August 19, 2014. These patents, while expired, may have certain retrospective statutory benefits that will fully diminish six years after the patent expiration date. The patent useful life for purposes of negotiating licenses is finite and these patents are subject to legal challenges, which in combination with the limited life, could adversely impact the stream of revenues. A successful challenge to its ownership of the technology or the proprietary nature of the intellectual property would materially damage the Company’s business prospects. Any issued patent may be challenged and invalidated.

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and certain of its accounts payable and accrued expenses. The carrying value of these financial instruments approximates fair value because of the immediate or short-term maturity of the instruments.

4. Prepaid Expenses

At May 31, 2014 and 2013, prepaid expenses consist of:

	May 31, 2014	May 31, 2013

Prepaid expenses	$26,295	$506,291
Retainers	221,481	211,249
Total	$247,776	$717,540

At May 31, 2014, prepaid expenses in the table above consist of the balance of a directors and officers’ insurance premium for the period June 2014 to March 2015.

Retainers in the table above consist of the amount the Company advanced to its current patent litigation firm for the ITC and U.S. District Court cases.

At May 31, 2013, prepaid expenses in the table above consist of the amount advanced to Alliacense Limited, LLC (“Alliacense”, an affiliate of TPL) in May 2013 for licensing services fees, less the amount of license fees earned for the quarter ended May 31, 2013. Also included in prepaid expenses are fees paid for the court reporter services for the U.S. International Trade Commission (“ITC”) trial held in June 2013.

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

6. Formation of Joint Venture and Commercialization Agreement

The Company, a joint venture has two members: TPL, and PTSC. Each member owns 50% of the membership interests of the Company. Each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There has not been a third management committee member since May 2010 although PTSC has initiated arbitration seeking the appointment of a third member.

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

Formation of Joint Venture and Commercialization Agreement (continued)

Contribution Requirements

Pursuant to the Company’s Limited Liability Company Operating Agreement (the “LLC Agreement”), the members agreed to establish a working capital fund for the Company of $4,000,000, of which each member contributed $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. The members are obligated to fund future working capital requirements at the discretion of the management committee of the Company in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither member is required to contribute more than $2,000,000 in any fiscal year. Since there is currently not a third member of the management committee, working capital contributions made to the Company require the approval of both management committee members. During the fiscal year ended May 31, 2013 PTSC and TPL each contributed $1,097,809 to the Company for working capital requirements. No contributions were made during the fiscal year ended May 31, 2014. Distributable cash and allocation of profits and losses are allocated to the members in the priority defined in the LLC Agreement.

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

On July 11, 2012, the Company entered into a Licensing Program Services Agreement (the “Program Agreement”) with PTSC, TPL, and Alliacense creating an amendment to the Commercialization Agreement, and an Agreement (the “TPL Agreement”) between TPL and PTSC. Pursuant to the Program Agreement, the Company engaged Alliacense to negotiate MMP portfolio licenses and to pursue claims against violators of the MMP portfolio on behalf of the Company, TPL, and PTSC. The Program Agreement continues through the useful life of the MMP portfolio patents. On July 24, 2014, the Program Agreement was amended with the Company and Alliacense entering into the Amended Alliacense Services and Novation Agreement (the “Novation Agreement”). Pursuant to the Novation Agreement certain performance goals and incentives were established for Alliacense that may impact the continuity of their services. The Novation Agreement also provides for the addition of a second licensing company to complement the MMP licensing commercialization.

On July 17, 2012, the Company entered into an Agreement with PTSC, TPL, and Alliacense whereby the parties agreed to certain additional allocations of obligations relating to the Program Agreement.

Under terms of the Commercialization Agreement, the Company was required to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance) to TPL for TPL’s supporting efforts to secure licensing agreements for the Company. During the year ended May 31, 2013 the Company expensed $185,000 pursuant to the agreement. These expenses concluded with the execution of the July 11, 2012 Program Agreement.

The Company is also required to reimburse TPL for payment of all legal and third-party expert fees and other related third-party costs and expenses, although the majority of third-party costs are paid directly by the Company. During the years ended May 31, 2014 and 2013 the Company expensed $2,300,323 and $3,367,294, respectively, pursuant to the Commercialization and Program agreements. These amounts are recorded in the statements of income net of $400,708 and $376,049 for the fiscal years ended May 31, 2014 and 2013, respectively, as legal fees previously expensed and recorded as accounts payable to TPL were reversed due to the expiration of the statute of limitations (see Note 7).

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

Formation of Joint Venture and Commercialization Agreement (continued)

Pursuant to the Program Agreement effective July 11, 2012, the Company had committed to Alliacense a quarterly amount of $500,000 which represented the licensing services fees due Alliacense, subject to a contingency arrangement which provided for a percentage on future revenues, for its efforts to secure licensing agreements on behalf of the Company. During fiscal 2014, the Company discontinued these payments which were formally eliminated by the terms of the Novation Agreement. These payments had replaced the quarterly amounts previously paid to TPL pursuant to the Commercialization Agreement. During the fiscal years ended May 31, 2014 and 2013, the Company expensed $956,353 and $1,815,000, respectively, pursuant to this contractual obligation.

Pursuant to the Program Agreement effective July 11, 2012, the Company was contractually obligated to pay Alliacense litigation support fees relating to Alliacense’s special work and effort regarding internal costs related to MMP maintenance and litigation support including support in the U.S. District Court and the complaints filed on behalf of TPL, PTSC and the Company with the ITC. During the fiscal years ended May 31, 2014 and 2013, the Company expensed $184,435 and $1,786,414, respectively, pursuant to this contractual obligation. Future litigation support payments to Alliacense relating to the ITC litigation had been subject to a contingency arrangement which provided for a percentage of future recoveries in these actions. The Novation Agreement eliminated the Program Agreement’s litigation support activity by Alliacense.

During the fiscal year ended May 31, 2014, the Company paid Alliacense $300,000 against multiple outstanding disputed items and accrued $323,000 in connection with a settlement of these items (see Note 8).

During January 2013, TPL and Moore settled their litigation. Terms of the settlement include payment by the Company to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever comes first. Per terms of the agreement the Company paid Moore $150,000 on the settlement date and will pay Moore $16,667 per month from August 2013 through January 2014 and $20,833 per month beginning February 2014 through January 2017. During the fiscal years ended May 31, 2014 and 2013, the Company paid Moore $183,334 and $150,000, respectively, pursuant to this contractual obligation.

Significant Contractual Legal Relationship

The Company has incurred legal fees from an unrelated law firm and legal subcontractors to provide substantial legal services for the commercialization of the MMP portfolio of microprocessor patents.

Accounts payable balances due this law firm and legal subcontractors as of May 31, 2014 and 2013 were $92,289 and $518,694, respectively.

Transactions with this law firm and legal subcontractors for the fiscal years ended May 31, 2014 and 2013 were as follows:

	May 31,	May 31,
	2014	2013
Legal costs	$2,541,502	$3,689,419

7. Delinquent Accounts Payable

During the fiscal years ended May 31, 2014 and 2013, the Company reversed approximately $401,000 and $376,000, respectively, of legal fees previously expensed and recorded as accounts payable as the statute of limitations had expired. This reversal is recorded as a reduction of legal expenses in general and administrative expense in the accompanying statements of income.

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

8. Commitments and Contingencies

Licensing Fee Dispute

The Company and Alliacense had been involved in multiple disputes regarding amounts asserted by Alliacense as owed by the Company.  The disputed amounts included sums for past services and advances. On July 24, 2014, the Company and Alliacense entered into the Amended Alliacense Services and Novation Agreement, which included provisions for resolving all of the claims in dispute for $623,000.  Of that amount, $300,000 was paid by the Company to Alliacense in November 2013, with the balance paid by the Company to Alliacense in two payments of $161,500 each on June 20, 2014 and July 25, 2014.

Management Committee Arbitration

In January 2014, PTSC’s representative to the Company’s management committee filed with the American Arbitration Association (“AAA”) a demand for arbitration pursuant to the terms of the LLC Agreement. The demand seeks the appointment of a third member, referred to as the independent manager member, to the Company’s management committee. The AAA appointed an arbitrator who has determined that the parties in action need to be amended to reflect the Company’s owners as opposed to its managers.  Therefore PTSC is seeking a lifting of the Bankruptcy Court’s stay so that TPL can be made a party to the arbitration process, after which the arbitrator will be responsible for selecting the independent manager from a listing of candidates supplied by TPL and PTSC. We believe the appointment of the independent manager will facilitate decision-making in the best interests of the Company.

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

For the fiscal years ended May 31, 2014 and 2013, the Company expensed $183,334 and $150,000, respectively, related to this agreement.

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

Commitments and Contingencies (continued)

In connection with the Program Agreement, the Company was required to make payments to Alliacense of $500,000 no later than three days prior to the start of each calendar quarter. Such payments were non-accountable and non-recoupable, but were offset against the licensing fees owed to Alliacense pursuant to the Program Agreement. During fiscal 2014, the Company discontinued these payments. During the fiscal years ended May 31, 2014 and 2013, the Company expensed $956,353 and $1,815,000, respectively, pursuant to this contractual obligation.

9. Related Party Transactions

During the fiscal year ended May 31, 2013, TPL and PTSC each contributed $1,097,809 to the Company for working capital obligations.

Per the Commercialization Agreement, the Company had committed to pay a quarterly amount ranging between $500,000 and $1,000,000 (based upon a percentage of the working capital fund balance of the Company) for supporting efforts to secure licensing agreements by TPL on behalf of the Company. During the fiscal year ended May 31, 2013 the Company expensed $185,000 pursuant to this commitment.

During the fiscal years ended May 31, 2014 and 2013, the Company expensed $2,300,323 and $3,367,294, respectively, for reimbursement of legal and related fees incurred by TPL due to patent litigation. These legal fees are net of $400,708 and $376,049, respectively, of legal fee reversals previously expensed and recorded as accounts payable to TPL during the fiscal years ended May 31, 2014 and 2013, as the statute of limitations had expired.

During the fiscal years ended May 31, 2014 and 2013, the Company expensed $137,802 and $194,422, respectively, for reimbursement of legal and related fees incurred by PTSC due to patent litigation.

Pursuant to the Program Agreement the Company had committed to Alliacense a quarterly amount of $500,000 which represented the licensing services fees due Alliacense, subject to a contingency arrangement which provided for a percentage on future revenues, for its efforts to secure licensing agreements on behalf of the Company. During fiscal 2014, the Company discontinued these payments. These payments had replaced the quarterly amounts previously paid to TPL pursuant to the Commercialization Agreement. During the fiscal year ended May 31, 2014 the Company expensed $956,353 and during the fiscal year ended May 31, 2013 Alliacense earned $1,858,647 pursuant to this contingency commitment.

Pursuant to the Program Agreement, the Company had committed to pay Alliacense litigation support fees relating to Alliacense’s special work and effort regarding internal costs related to MMP maintenance and litigation support including support in the U.S. District Court and the complaints filed on behalf of TPL, PTSC and the Company with the ITC. During the fiscal years ended May 31, 2014 and 2013, the Company expensed $184,435 and $1,786,414, respectively, pursuant to this commitment.

At May 31, 2013, the Company had prepaid expenses (advances to Alliacense) of approximately $456,000.

At May 31, 2014, the Company had accounts payable balances of approximately $666,000, $25,000 and $92,000 to TPL, Alliacense, and PTSC, respectively, for direct expenses and third party fees incurred by TPL, Alliacense, and PTSC.

At May 31, 2013, the Company had accounts payable balances of approximately $1,494,000, $34,000 and $17,000 to TPL, Alliacense, and PTSC, respectively, for direct expenses and third party fees incurred by TPL, Alliacense, and PTSC.

At May 31, 2014, the Company had a settlement fee payable to Alliacense of $323,000 related to licensing fee disputes.

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

Related Party Transactions (continued)

A summary of related party transactions described above is as follows:

Related party balances as of May 31,	2014	2013

Advances to Alliacense	$–	$456,353
Accounts payable and accrued expenses due TPL	$666,412	$1,493,775
Accounts payable due Alliacense	24,598	33,762
Accounts payable due PTSC	92,050	16,538
Settlement fee payable to Alliacense	323,000	–
Total payables and accrued expenses	$1,106,060	$1,544,075

Related party transactions for the years ended May 31,	2014	2013

PTSC Commercialization Agreement payments	$–	$185,000
TPL legal fees and reimbursements expensed	2,701,031	3,743,343
Reversal of legal fees previously expensed as accounts payable to TPL	(400,708)	(376,049)
Total TPL expenses paid or accrued	$2,300,323	$3,552,294

Alliacense litigation support fees	$184,435	$1,786,414
Alliacense license fees earned	956,353	1,858,647
Total Alliacense expenses paid or accrued	$1,140,788	$3,645,061

PTSC legal fees and reimbursements expensed	$137,802	$194,422
Payments to Charles Moore per TPL and Moore litigation settlement	$183,334	$150,000

Contributions (50% from TPL and PTSC)	$–	$2,195,617
Distributions (50% to TPL and PTSC)	$750,000	$4,055,617

10. Subsequent Events

The Company has evaluated subsequent events after the balance sheet date and based on its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying financial statements or disclosure in the notes thereto other than as disclosed herein and in the accompanying notes.

On June 20, 2014 and July 24, 2014, the Company paid Alliacense $161,500 and $161,500, respectively, against multiple outstanding disputed items (see Note 8).

On July 24, 2014, the Company amended the Licensing Program Services Agreement with Alliacense (see Note 8).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 19, 2014	PATRIOT SCIENTIFIC CORPORATION /S/ CLIFFORD L. FLOWERS Clifford L. Flowers Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)