Form 10-Q
period 2014-08-31
PATRIOT SCIENTIFIC CORP
filed 2014-10-15
CIK 836564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

On October 9, 2014, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of August 31, 2014 (unaudited) and May 31, 2014	3
Condensed consolidated Statements of Operations for the three months ended August 31, 2014 and August 31, 2013 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the three months ended August 31, 2014 and August 31, 2013 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	6-20
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-29
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	30
ITEM 4. Controls and Procedures	30

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	30
ITEM 1A. Risk Factors	31
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
ITEM 3. Defaults Upon Senior Securities	31
ITEM 4. Mine Safety Disclosures	31
ITEM 5. Other Information	31
ITEM 6. Exhibits	31-34

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	August 31, 2014	May 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,449,307	$4,716,208
Restricted cash and cash equivalents	21,150	21,123
Marketable securities	1,502,182	1,701,647
Prepaid expenses and other current assets	156,782	203,146
Current assets of discontinued operations	11,800	57,477
Total current assets	6,141,221	6,699,601

Property and equipment, net	2,942	2,775
Other assets	3,036	3,036
Investment in affiliated company	–	95,981
Total assets	$6,147,199	$6,801,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,178	$224,059
Accrued expenses and other	44,370	62,485
Income tax payable	2,299	3,599
Total current liabilities	101,847	290,143

Cumulative losses in excess of investment in affiliated company	128,055	–
Total liabilities	229,902	290,143

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at August 31, 2014 and May 31, 2014	4,382	4,382
Additional paid-in capital	77,400,852	77,400,852
Accumulated deficit	(56,862,069)	(56,268,116)
Common stock held in treasury, at cost – 36,849,670 shares at August 31, 2014 and May 31, 2014	(14,625,868)	(14,625,868)
Total stockholders’ equity	5,917,297	6,511,250
Total liabilities and stockholders’ equity	$6,147,199	$6,801,393

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	August 31, 2014	August 31, 2013
Operating expenses:
Selling, general and administrative	$372,625	$438,654
Total operating expenses	372,625	438,654

Other income (expense):
Interest income	2,248	490
Other income	60	–
Equity in loss of affiliated company	(224,036)	(85,184)
Total other expense, net	(221,728)	(84,694)

Loss from continuing operations before income taxes	(594,353)	(523,348)

Provision for income taxes	2,400	3,900

Loss from continuing operations	(596,753)	(527,248)

Income from discontinued operations, net	2,800	40,358

Net loss	$(593,953)	$(486,890)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$–	$–
Income from discontinued operations	$–	$–
Net loss	$–	$–

Weighted average number of common shares outstanding – basic and diluted	401,392,948	402,402,775

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	August 31, 2014	August 31, 2013

Operating activities:
Net loss	$(593,953)	$(486,890)
Less: Net income from discontinued operations	2,800	40,358
Net loss from continuing operations	(596,753)	(527,248)
Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Depreciation	535	576
Share-based compensation	–	62,418
Accrued interest income added to investments	(1,640)	–
Equity in loss of affiliated company	224,036	85,184
Changes in operating assets and liabilities:
Accounts receivable - affiliated company	–	(16,862)
Prepaid expenses and other current assets	46,364	44,098
Accounts payable, accrued expenses and other	(186,995)	(181,381)
Income tax payable	(1,300)	2,400
Net cash used in operating activities of continuing operations	(515,753)	(530,815)
Net cash provided by operating activities of discontinued operations	48,476	10,683
Net cash used in operating activities	(467,277)	(520,132)

Investing activities:
Proceeds from sales of marketable securities	951,078	–
Purchases of marketable securities	(750,000)	–
Purchase of property and equipment	(702)	–
Distributions from affiliated company	–	6,250
Net cash provided by investing activities	200,376	6,250

Net decrease in cash and cash equivalents	(266,901)	(513,882)
Cash and cash equivalents, beginning of period	4,716,208	7,572,887
Cash and cash equivalents, end of period	$4,449,307	$7,059,005

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$3,700	$1,500

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements of Patriot Scientific Corporation (the “Company”, “PTSC”, “Patriot”, “we”, “us” or “our”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Report on Form 10-K for our fiscal year ended May 31, 2014.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented. Operating results for the three month period ended August 31, 2014 are not necessarily indicative of the results that may be expected for the year ending May 31, 2015.

Basis of Consolidation

The condensed consolidated balance sheets at August 31, 2014 and May 31, 2014 and condensed consolidated statements of operations for the three months ended August 31, 2014 and 2013 include our accounts and those of our wholly owned subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

PDSG is being presented as discontinued operations in the condensed consolidated statements of operations for all periods presented. See “Discontinued Operations and Assets Held for Sale” below for additional information.

Liquidity and Management’s Plans

Cash shortfalls currently experienced by Phoenix Digital Solutions, LLC (“PDS”) will have an adverse effect on our liquidity. To date, we have determined that it is in the best interests of the Moore Microprocessor Patent (“MMP”) licensing program that we provide our 50% share of capital to provide for PDS expenses including legal retainers, and litigation related payments in the event license revenues received by PDS are insufficient to meet these needs. We believe it is likely that contributions to PDS to fund working capital will continue to be required.

PDS had been incurring significant third-party costs for expert testimony, depositions and other related litigation costs. We could be required to make capital contributions to PDS for any future litigation related costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

Our current liquid cash resources as of August 31, 2014, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $5,951,489 at August 31, 2014.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Liquidity and Management’s Plans (continued)

On March 20, 2013, Technology Properties Limited, Inc. (“TPL”) filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. On July 18, 2014, TPL and the creditors’ committee announced that a term sheet serving as the basis for a Joint Plan of Reorganization (the “Joint Plan”) had been agreed to. On September 3, 2014 and September 17, 2014, respectively, the Joint Plan and Joint Disclosure Statement were filed with the Bankruptcy Court. A competing reorganization plan has also been filed with the Court. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.

Discontinued Operations and Assets Held for Sale

On February 17, 2012, our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows. In accordance with authoritative guidance we have classified the assets, operations and cash flows of PDSG as discontinued operations for all periods presented. During March 2012, we entered into an interim agreement with the purchaser of the assets of PDSG which required the purchaser to pay PDSG $93,450 to subsidize the April 2012 expenses of PDSG during the sale transaction negotiations. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years. From April 30, 2012 to August 31, 2014, the gain on the asset sale of PDSG is approximately $96,000.

Summarized operating results of discontinued operations for the three months ended August 31, 2014 and 2013 are as follows:

	Three Months Ended
	August 31, 2014	August 31, 2013
	(Unaudited)	(Unaudited)
Gain on sale of discontinued operations	$2,800	$40,358
Income before income taxes	$2,800	$40,358
Income from discontinued operations	$2,800	$40,358

PDSG activity for the three months ended August 31, 2014 and 2013 consists of PDSG royalty revenues.

The following table summarizes the carrying amount at August 31, 2014 and May 31, 2014 of the major classes of assets of PDSG classified as discontinued operations:

	August 31, 2014	May 31, 2014
	(Unaudited)
Current assets:
Other current assets	$11,800	$57,477

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

At August 31, 2014, our share of loss in PDS exceeds our investment in PDS by $128,055. This amount is recorded as “Cumulative losses in excess of investment in affiliated company” on our condensed consolidated balance sheet at August 31, 2014, due to the intent to fund the working capital requirements of PDS.

At August 31, 2014, our investment in PDS is presented as a liability pursuant to accounting principles generally accepted in the United States of America. In the event our investment in PDS was to reflect an asset balance, we would review our investment in PDS to determine whether events or changes in circumstances indicate that an asset carrying amount may not be recoverable. The primary factors we would consider in our determination are the financial condition, operating performance and near term prospects of the investee. If the decline in value is deemed to be other than temporary, we would recognize an impairment loss.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings (Loss) Per Share (continued)

At August 31, 2014 and 2013 potential common shares of 1,335,000 and 1,510,000, respectively, related to our outstanding options were not included in the calculation of diluted loss per share for continuing and discontinued operations as we recorded a loss. Had we reported net income for the three months ended August 31, 2014 and 2013, none and 575,000, respectively, shares of common stock would have been included in the calculation of diluted income per share for continuing and discontinued operations using the treasury stock method.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-15, "Presentation of Financial Statements – Going Concern." ASU 2014-15 provides guidance in generally accepted accounting principles about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and for annual periods and interim periods thereafter (fiscal year 2017 for the Company). Early adoption is permitted. We have not yet determined the potential effects of the adoption of ASU 2014-15 on our condensed consolidated financial statements.

2. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash and cash equivalents at August 31, 2014 and May 31, 2014 consist of deposits in a savings account required to be held as collateral for our corporate credit card.

At August 31, 2014 and May 31, 2014, our marketable securities in the amount of $1,502,182 and $1,701,647, respectively, consist of the par value plus accrued interest of our time deposits. These marketable securities are classified as available-for-sale and are reported at fair market value.

We follow authoritative guidance to account for our marketable securities as available-for-sale. Under this authoritative guidance we are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We determine fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment or valuations by third party professionals. The three levels of inputs that we may use to measure fair value are:

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

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

	Fair Value Measurements at August 31, 2014 (Unaudited) Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	August 31,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$72,035	$72,035	$–	$–
Money market funds	3,426,046	3,426,046	–	–
Certificates of deposit	951,226	951,226	–	–
Restricted cash and cash equivalents	21,150	21,150	–	–
Marketable securities:
Short-term:
Certificates of deposit	1,502,182	–	1,502,182	–
Total	$5,972,639	$4,470,457	$1,502,182	$–

	Fair Value Measurements at May 31, 2014 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$340,555	$340,555	$–	$–
Money market funds	4,375,653	4,375,653	–	–
Restricted cash and cash equivalents	21,123	21,123	–	–
Marketable securities:
Short-term:
Certificates of deposit	1,701,647	–	1,701,647	–
Total	$6,438,978	$4,737,331	$1,701,647	$–

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

We purchase certificates of deposit with varying maturity dates greater than three months. The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of August 31, 2014:

	August 31, 2014 (Unaudited)
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$951,226	$–	$951,226
Due in one year or less	$1,502,182	$–	$1,502,182

The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2014:

	May 31, 2014
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in one year or less	$1,701,647	$–	$1,701,647

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

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There has not been a third management committee member since May 2010; however we have initiated arbitration seeking the appointment of a third member (see Note 6). Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. Since there is currently not a third member of the management committee, working capital contributions made to PDS require the approval of both management committee members. Distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement.

Previously PDS reimbursed TPL for payment of all legal and third-party expert fees and other related third-party costs and expenses. Presently the majority of third-party costs are paid directly by PDS. During the three months ended August 31, 2014 and 2013, PDS expensed $401,943 and $973,531, respectively, pursuant to the Commercialization and Program agreements. These expenses are recorded in the accompanying PDS statements of operations presented below net of $0 and $309,892, respectively, of legal fee reversals previously expensed and recorded as accounts payable to TPL during the three months ended August, 2014 and 2013 as the statute of limitations had expired.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

On July 11, 2012, we entered into the Program Agreement with PDS, TPL, and Alliacense, and an Agreement (the “TPL Agreement”) with TPL. Pursuant to the Program Agreement, PDS engaged Alliacense to negotiate MMP portfolio licenses and to pursue claims against violators of the MMP portfolio on behalf of PDS, TPL, and the Company. The Program Agreement continues through the useful life of the MMP portfolio patents. Pursuant to the TPL Agreement, we and TPL agreed to certain allocations of obligations in connection with the engagement of Alliacense. On July 24, 2014, the Program Agreement was amended with PDS and Alliacense entering into the Amended Alliacense Services and Novation Agreement (the “Novation Agreement”). Pursuant to the Novation Agreement certain performance goals and incentives were established for Alliacense that may impact the continuity of their services. The Novation Agreement also provides for the addition of a second licensing company, which was engaged on October 10, 2014, to complement the MMP licensing commercialization.

On July 17, 2012, we entered into an Agreement with PDS, TPL and Alliacense whereby we agreed to certain additional allocations of obligations relating to the Program Agreement.

Pursuant to the Program Agreement, PDS had committed to Alliacense a quarterly amount of $500,000 which represented the licensing services fees due Alliacense, subject to a contingency arrangement which provided for a percentage on future revenues, for its efforts to secure licensing agreements on behalf of PDS. During fiscal 2014, PDS discontinued these payments which were formally eliminated by terms of the Novation Agreement. These payments had replaced the quarterly amounts previously paid to TPL pursuant to the Commercialization Agreement. During the three months ended August 31, 2013, PDS expensed $481,353 pursuant to this commitment. This expense is recorded in the accompanying PDS statement of operations presented below.

Pursuant to the Program Agreement PDS had committed to pay Alliacense litigation support fees relating to Alliacense’s special work and effort regarding internal costs related to MMP maintenance and litigation support including support in the U.S. District Court and the complaints filed on behalf of TPL, PDS and us with the U.S. International Trade Commission (“ITC”) on July 24, 2012. During the three months ended August 31, 2014 and 2013, PDS reversed $(24,598) in connection with the Novation Agreement, and expensed $122,578, respectively, pursuant to this commitment. Future litigation support payments to Alliacense relating to the ITC litigation had been subject to a contingency arrangement which provided for a percentage of future recoveries in these actions. The Novation Agreement eliminated the Program Agreement’s litigation support activity by Alliacense. These amounts are recorded in the accompanying PDS statements of operations presented below.

During the fiscal year ended May 31, 2014 and the three months ended August 31, 2014, PDS paid Alliacense $300,000 and $323,000, respectively, pursuant to the terms of the Novation Agreement (see Note 6).

During January 2013, TPL and Moore settled their litigation. Terms of the settlement include the payment by PDS to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation, whichever comes first. Per terms of the agreement, PDS paid Moore $150,000 on the settlement date and paid Moore $16,667 per month from August 2013 through January 2014 and will pay $20,833 per month beginning February 2014 through January 2017. During the three months ended August 31, 2014 and 2013, PDS expensed $62,499 and $16,667, respectively, pursuant to this commitment. These expenses are recorded in the accompanying PDS statements of operations presented below.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net loss during the three months ended August 31, 2014 and 2013 of $224,036 and $85,184, respectively, as a decrease in our investment. We received distributions of $6,250 from PDS during the three months ended August 31, 2013 and we have recorded these distributions as a decrease in our investment.

At August 31, 2014, our share of loss in PDS exceeds our investment in PDS by $128,055. This amount is recorded as “Cumulative losses in excess of investment in affiliated company” on our condensed consolidated balance sheet at August 31, 2014.

We have recorded our share of PDS’s net loss for the three months ended August 31, 2014 and 2013 as “Equity in loss of affiliated company” in the accompanying condensed consolidated statements of operations.

During the three months ended August 31, 2014 and 2013, PDS entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $0 and $1,490,000, respectively.

At August 31, 2014, PDS had accounts payable balances of approximately $574,000, and $92,000 to TPL and PTSC, respectively.

PDS’s balance sheets at August 31, 2014 and May 31, 2014 and statements of operations for the three months ended August 31, 2014 and 2013 are as follows:

Balance Sheets

Assets:

	August 31, 2014	May 31, 2014
	(Unaudited)	(Audited)
Cash	$414,407	$1,063,536
Prepaid expenses	142,949	247,776
Total assets	$557,356	$1,311,312

Liabilities and Members’ Equity (Deficit):

	August 31, 2014	May 31, 2014
	(Unaudited)	(Audited)
Payables	$813,467	$1,107,560
Income tax payable	–	11,790
Members’ equity (deficit)	(256,111)	191,962
Total liabilities and members’ equity	$557,356	$1,311,312

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Statements of Operations

	Three Months Ended August 31,
	2014	2013
	(Unaudited)	(Unaudited)
Revenues	$–	$1,490,000
Expenses	448,072	1,660,369
Operating loss	(448,072)	(170,369)
Net loss	$(448,072)	$(170,369)

PDS Related Party Balances And Transactions

Balances with related parties as of August 31, 2014 and May 31, 2014 are summarized as follows:

	August 31, 2014	May 31, 2014
	(Unaudited)
Liabilities:
Related party payables and accrued expenses (TPL) (1)	$574,123	$666,412
Related party payables (PTSC)	92,050	92,050
Related party payables (Alliacense)	–	24,598
Settlement fee payable (Alliacense)	–	323,000
Total liabilities	$666,173	$1,106,060

(1)	Pursuant to the terms of the Commercialization Agreement, PDS reimbursed TPL for the payment of all legal and third party expert fees and other related third party costs and expenses upon TPL’s submission of documentation supporting that payment by them had occurred.

Transactions with related parties for the three months ended August 31, 2014 and 2013 are as follows:

	August 31, 2014	August 31, 2013
	(Unaudited)	(Unaudited)
Expenses paid or accrued (TPL)	$401,943	$973,531
Expenses paid (reversed) or accrued (Alliacense)	$(24,598)	$603,931

Significant Contractual Legal Relationship

PTSC, through its unconsolidated affiliate, PDS has incurred litigation related costs from an unrelated law firm and legal subcontractors with respect to substantial legal services for the commercialization of the MMP portfolio of microprocessor patents.

Accounts payable balances due this law firm and legal subcontractors as of August 31, 2014 and May 31, 2014 were $147,293 and $92,289, respectively.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Transactions with this law firm and legal subcontractors for the three months ended August 31, 2014 and 2013 were as follows:

	August 31, 2014	August 31, 2013
	(Unaudited)	(Unaudited)
Legal costs	$401,943	$1,123,916

Contractual Commitments

In January 2013, PDS entered into a contractual commitment with a related party to provide consulting services at a cost of $250,000 per year for a duration of four years or the completion of all outstanding MMP litigation, whichever comes first.

For the three months ended August 31, 2014 and 2013, PDS expensed $62,499 and $16,667, respectively, related to this agreement.

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

5. Stockholders’ Equity

Equity Transactions

The following table summarizes equity transactions during the three months ended August 31, 2014:

	Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amounts	Capital	Deficit	Stock
Balance June 1, 2014	401,392,948	$4,382	$77,400,852	$(56,268,116)	$(14,625,868)
Net loss	–	–	–	(593,953)	–
Balance August 31, 2014	401,392,948	$4,382	$77,400,852	$(56,862,069)	$(14,625,868)

Stock Option Activity

As of August 31, 2014, we had 1,335,000 fully vested options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.10 to $0.12 per share expiring through 2018.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

Share-based Compensation

Summary of Assumptions and Activity

The fair value of share-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatilities of our common stock. These factors could change in the future, affecting the determination of share-based compensation expense in future periods.

	Three Months Ended August 31, 2014 (Unaudited)		Three Months Ended August 31, 2013 (Unaudited)
Expected term	*	years	5	years
Expected volatility	*	%	88%
Risk-free interest rate	*	%	1.05%

* No stock options were granted during this period.

A summary of option activity as of August 31, 2014 and changes during the three months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2014	1,335,000	$0.11
Options granted	–	$–
Options exercised	–	$–
Options forfeited/expired	–	$–
Options outstanding at August 31, 2014	1,335,000	$0.11	2.47	$–
Options vested and expected to vest at August 31, 2014	1,335,000	$0.11	2.47	$–
Options exercisable at August 31, 2014	1,335,000	$0.11	2.47	$–

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

There were no options granted or exercised during the three months ended August 31, 2014.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.06 per share on August 31, 2014) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.06 per share) on August 31, 2014.

The following table summarizes our employee share-based compensation for the three months ended August 31, 2014 and 2013, which was recorded in selling, general and administrative expense as follows:

	Three Months Ended	Three Months Ended
	August 31, 2014	August 31, 2013
	(Unaudited)	(Unaudited)
Selling, general and administrative expense	$–	$62,418

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

On July 24, 2012 complaints were filed on behalf of us, TPL, and PDS against Acer, Inc., Amazon.com, Inc., Barnes & Noble, Inc., Garmin, Ltd., HTC Corporation, Huawei Technologies Co., Ltd., Kyocera Corporation, LG Electronics, Nintendo Co., Ltd., Novatel Wireless, Inc., Samsung Electronics Co., Ltd., Sierra Wireless, Ltd. and ZTE Corporation with the U.S. International Trade Commission (“ITC”) (ITC Investigation No. 337-TA-853, or the “853 Investigation”) alleging infringement of the ‘336 patent. We also filed new parallel proceedings in the U.S. District Court for the Northern District of California alleging infringement of the US 5,440,749 patent (the “‘749 patent”), and the ‘890 and ‘336 patents against Amazon.com Inc., Barnes & Noble Inc., Garmin Ltd., Huawei Technologies Co. Ltd., Kyocera Corporation, LG Electronics, Nintendo Co. Ltd., Novatel Wireless Inc., Samsung Electronics Co. Ltd., Sierra Wireless Inc., and ZTE Corporation. We subsequently reached a settlement with Sierra Wireless, Inc. Trial proceedings before the ITC began on June 3, 2013 and concluded the following week. Settlements were subsequently reached with Kyocera Corporation, Amazon.com, Inc., and Acer, Inc. An Initial Determination (“ID”) was rendered on September 6, 2013 finding that none of the remaining Respondents had infringed the ‘336 patent. We filed a petition for review of the ID with the full ITC on September 23, 2013. On February 20, 2014, the ITC provided notice affirming the September 6, 2013 ID. We have chosen not to file an appeal of the ITC decision to the United States Court of Appeals for the Federal Circuit. All of the district court actions against the new parties (i.e., all respondents other than Acer and HTC) that have not previously settled and which had been stayed pending resolution of the 853 Investigation are proceeding.

Licensing Fee Disputes

PDS and Alliacense had been involved in multiple disputes regarding amounts asserted by Alliacense as owed by PDS. The disputed amounts included sums for past services and advances.  On July 24, 2014, PDS and Alliacense entered into the Novation Agreement, which included provisions for resolving all of the claims in dispute for $623,000. Of that amount, $300,000 was paid by PDS to Alliacense in November 2013, with the balance paid by PDS to Alliacense in two payments of $161,500 each on June 20, 2014 and July 25, 2014.

PDS Management Committee Arbitration

In January 2014, our representative to the PDS management committee filed with the American Arbitration Association (“AAA”) a demand for arbitration pursuant to the terms of the LLC Agreement. The demand seeks the appointment of a third member, referred to as the independent manager member, to the PDS management committee. The AAA appointed an arbitrator who had determined that the parties in action need to be amended to reflect the PDS owners as opposed to its managers. As a result the Bankruptcy Court lifted its stay allowing TPL to be made a party to the arbitration process. The arbitrator will be responsible for selecting the independent manager from a listing of candidates supplied by TPL and PTSC.

401(k) Plan

Patriot has a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. Patriot matches 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Patriot’s participants vest 33% per year over a three year period in their matching contributions. Patriot’s matching contributions during the three months ended August 31, 2014 and 2013 were $3,750 and $3,754, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND THE REST OF THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS". SEE ALSO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 2014.

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

To the extent MMP portfolio license proceeds are insufficient, we expect working capital contributions may need to be made for PDS in the future. Cash shortfalls currently experienced by PDS will have an adverse effect on our liquidity. To date, we have determined that it is in the best interests of the MMP licensing program that we contribute our 50% share of additional capital to PDS in the event license revenues received by PDS are insufficient.

On October 9, 2014 PDS’s cash balance was $393,037. Management’s plans for the continued operation of PDS rely on the ability of PDS to obtain license agreements to cover its operational costs. PDS has experienced a decline in licensing revenues and has not obtained significant license revenues since September 2013 and it is unclear when any additional licensing revenues may be generated.

The Novation Agreement, which amended the Program Agreement, provides for the utilization of a second licensing agent, which was engaged on October 10, 2014, in order to complement the MMP licensing commercialization, and increase the opportunity for the successful licensing of the MMP portfolio.

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

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. On July 18, 2014, TPL and the creditors’ committee announced that a term sheet serving as the basis for a Joint Plan of Reorganization (the “Plan”) had been agreed to. On September 3 and September 17, 2014, respectively, the Joint Plan and Joint Disclosure Statement were filed with the Bankruptcy Court. A competing reorganization plan has also been filed with the Court. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.

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

At August 31, 2014, our share of loss in PDS exceeds our investment in PDS by $128,055. This amount is recorded as “Cumulative losses in excess of investment in affiliated company” on our condensed consolidated balance sheet at August 31, 2014, due to the intent to fund the working capital requirements of PDS.

At August 31, 2014, our investment in PDS is presented as a liability pursuant to accounting principles generally accepted in the United States of America. In the event our investment in PDS was to reflect an asset balance, we would review our investment in PDS to determine whether events or changes in circumstances indicate that an asset carrying amount may not be recoverable. The primary factors we would consider in our determination are the financial condition, operating performance and near term prospects of the investee. If the decline in value is deemed to be other than temporary, we would recognize an impairment loss.

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

Results of Operations

Comparison of the Three Months Ended August 31, 2014 and Three Months Ended August 31, 2013.

	Three months ended
	August 31, 2014	August 31, 2013
Selling, general and administrative	$372,625	$438,654

Selling, general and administrative expenses decreased from approximately $439,000 for the three months ended August 31, 2013 to approximately $373,000 for the three months ended August 31, 2014. The decrease consisted primarily of approximately $62,000 in share-based compensation recorded for the three months ended August 31, 2013.

	Three months ended
	August 31, 2014	August 31, 2013
Other income (expense):
Interest income	$2,248	$490
Other income	60	–
Equity in loss of affiliated company	(224,036)	(85,184)
Total other expense, net	$(221,728)	$(84,694)

Our other expense, net for the three months ended August 31, 2014 and 2013 included equity in the loss of PDS of approximately $(224,000) and $(85,000), respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The increase in the equity loss in the current quarter is attributable to PDS’s payment of a retainer to its legal counsel.

	Three months ended
	August 31, 2014	August 31, 2013
Loss from continuing operations before income taxes	$(594,353)	$(523,348)

Loss from continuing operations before income taxes increased from approximately $(523,000) for the three months ended August 31, 2013 to approximately $(594,000) for the three months ended August 31, 2014 due to the change in equity in loss of PDS as offset by the decrease in selling, general and administrative expenses.

Provision for income taxes

During the three months ended August 31, 2014 and 2013, we recorded a provision for income taxes related to federal and California taxes of $2,400 and $3,900, respectively.

Results of Discontinued Operations

Comparison of the Three Months Ended August 31, 2014 and Three Months Ended August 31, 2013.

	Three months ended
	August 31, 2014	August 31, 2013
Other income:
Royalty income	$2,800	$40,358
Total other income	$2,800	$40,358

Royalty income for the three months ended August 31, 2014 and 2013 of approximately $3,000 and $40,000, respectively, consists of royalties earned for the period related to PDSG. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years.

Net loss

Our net loss for the three months ended August 31, 2014 and 2013, was $(593,953) and $(486,890) respectively.

Liquidity and Capital Resources

Liquidity

Our cash and cash equivalents and short-term investment balances decreased from approximately $6,418,000 as of May 31, 2014 to approximately $5,951,000 as of August 31 2014. We also have restricted cash balances amounting to approximately $21,000 as of May 31, 2014 and August 31, 2014. Total current assets decreased from approximately $6,700,000 as of May 31, 2014 to approximately $6,141,000 as of August 31, 2014. Total current liabilities amounted to approximately $290,000 and approximately $102,000 as of May 31, 2014 and August 31, 2014, respectively. The change in our working capital position as of August 31, 2014 as compared with May 31, 2014 results primarily from payment of our operating expenses.

Cash shortfalls currently experienced by PDS will have an adverse effect on our liquidity. To date, we have determined that it is in the best interests of the MMP licensing program that we provide our 50% share of capital to provide for PDS expenses including legal retainers, and litigation related payments in the event license revenues received by PDS are insufficient to meet these needs. We believe it is likely that contributions to PDS to fund working capital will continue to be required.

PDS had been incurring significant third-party costs for expert testimony, depositions and other related litigation costs. We could be required to make capital contributions to PDS for any future litigation related costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. On July 18, 2014, TPL and the creditors’ committee announced that a term sheet serving as the basis for a Joint Plan of Reorganization (the “Joint Plan”) had been agreed to. On September 3, 2014 and September 17, 2014, respectively, the Joint Plan and Joint Disclosure Statement were filed with the Bankruptcy Court. A competing reorganization plan has also been filed with the Court. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.

Cash Flows From Operating Activities

Cash used in operating activities of continuing operations was approximately $516,000 and $531,000 for the three months ended August 31, 2014 and 2013, respectively. The principal components of the current period amount were net loss from continuing operations of approximately $597,000 and changes in accounts payable and accrued expenses of approximately $187,000. These decreases were primarily offset by equity in loss of affiliated company of approximately $224,000 and changes in prepaid expenses and other current assets of approximately $46,000. The principal components of the prior period are the prior period net loss from continuing operations and changes in accounts payable and accrued expenses offset by equity in loss of affiliated company and share-based compensation expense.

Cash provided by operating activities of discontinued operations was approximately $48,000 and $11,000 for the three months ended August 31, 2014 and 2013, respectively. Cash provided by discontinued operations activities relates to royalty revenue received during the period.

Cash Flows From Investing Activities

Cash provided by investing activities for the three months ended August 31, 2014 and 2013 was approximately $200,000 and $6,000 respectively. Cash activities for the current period were primarily attributable to purchases and sales of marketable securities. Cash activities for the prior period were attributable to distributions from PDS.

Capital Resources

Our current liquid cash resources as of August 31, 2014, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $5,951,489 at August 31, 2014.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-15, "Presentation of Financial Statements – Going Concern." ASU 2014-15 provides guidance in generally accepted accounting principles about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and for annual periods and interim periods thereafter (fiscal year 2017 for the Company). Early adoption is permitted. We have not yet determined the potential effects of the adoption of ASU 2014-15 on our condensed consolidated financial statements.

Risk Factors

We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock. We believe the following to be our most significant risk factors as of the date this report is being filed. The risks and uncertainties described below are not the only ones we face. Please refer to our risk factors contained in our Form 10-K for the year ended May 31, 2014 for additional risk factors.

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

We Have Reported Licensing Income In Prior Fiscal Years Which May Not Be Indicative Of Our Future Income.

We have entered into license agreements through our joint venture with TPL and have reported income from the joint venture for the fiscal years 2006 to 2011 and 2013 to 2014. The joint venture has recorded a loss for the three months ended August 31, 2014, and recorded no license revenues for the quarter then ended. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, and the possible effect of new judicial interpretations of patent laws, we may not receive revenues from such agreements in the future consistent with amounts received in the past, and we may not receive future revenues from license agreements at all.

We Are Dependent Upon A Joint Venture In Which Our Role Is Of A Passive Nature For Substantially All Of Our Income.

In June 2005, we entered into a joint venture with TPL, which as a result of agreements entered into in June 2005, July 2012 and July 2014, TPL and its affiliate Alliacense is responsible for the licensing and enforcement of our microprocessor patent portfolio. This joint venture has been the source of substantially all of our income since June 2005. Therefore, in light of the absence of significant revenue from other sources, and until the second licensing entity has demonstrated an ability to generate significant cash flows, we should be regarded as entirely dependent on the success or failure of the licensing and prosecution efforts of TPL and Alliacense on behalf of the joint venture, and the ability of TPL and Alliacense to obtain capital when necessary to fund their operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of August 31, 2014, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of August 31, 2014, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Patent Litigation

Our patent litigation with TPL and Alliacense Ltd. in the United States District Court for the Northern District of California against Acer, Inc., HTC Corporation and affiliated entities, as described in Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the year ended May 31, 2014 ("Annual Report"), has been settled as follows: on September 6, 2013 Acer entered into an MMP Portfolio license agreement that also provided for the dismissal of all claims in the N.D. Cal Case, as well as the filing of a joint motion to terminate Acer as a respondent in the ITC 853 Investigation. A jury trial was held in the N.D. Cal. Case against HTC, beginning on September 23, 2013. On October 3, 2013, the jury returned a verdict in favor of us and TPL, finding that HTC had infringed the ‘336 patent with damages of $958,560. HTC has appealed the jury verdict and we have filed cross appeals regarding the period available for infringement damages related to the ‘890 patent. The parties participated in magistrate-supervised settlement activity and continue to engage in settlement discussions. However, we cannot opine regarding whether HTC will ultimately enter into a license of the MMP portfolio.

Our patent litigation with TPL and PDS in the ITC against Barnes & Noble Inc., Garmin Ltd., HTC Corporation, Huawei Technologies Co. Ltd., LG Electronics, Nintendo Co. Ltd., Novatel Wireless Inc., Samsung Electronics Co. Ltd., and ZTE Corporation, as described in Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the year ended May 31, 2014, is still ongoing. During August and September 2013, Kyocera Corporation and Amazon.com, Inc. settled their litigation in this matter with PDS. An Initial Determination (“ID”) was rendered on September 6, 2013 finding that none of the remaining Respondents had infringed the ‘336 patent. We filed a petition for review of the ID with the full ITC on September 23, 2013. On February 20, 2014, the ITC provided notice affirming the September 6, 2013 ID. We have chosen not to file an appeal of the ITC decision to the United States Court of Appeals for the Federal Circuit. All of the district court actions against the new parties (i.e., all respondents other than Acer and HTC) that have not previously settled and which had been stayed pending resolution of the 853 Investigation have proceeded.

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

Those exhibits marked with a cross (†) refer to management contracts or compensatory plans or arrangements.

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

31

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

32

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
10.6

Licensing Program Services Agreement effective July 11, 2012 among Phoenix Digital Solutions, LLC, Alliacense Limited, LLC, Technology Properties Limited, LLC, and the Company, incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated July 11, 2012 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement)

10.7

Agreement effective July 11, 2012 between Technology Properties Limited, LLC and the Company, incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated July 11, 2012 (Commission file No. 000-22182)(Confidential treatment has been requested with respect to portions of this agreement)

10.8

Agreement effective July 17, 2012 among Phoenix Digital Solutions, LLC, Alliacense Limited, LLC, Technology Properties Limited, LLC, and the Company, incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated July 11, 2012 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement)

33

10.9

Agreement effective July 24, 2014 among Phoenix Digital Solutions, LLC and Alliacense Limited, LLC, incorporated by reference to Exhibit 10.10 to Form 8-K filed July 30, 2014 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement)

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

34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: October 15, 2014	PATRIOT SCIENTIFIC CORPORATION /S/ CLIFFORD L. FLOWERS Clifford L. Flowers Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)