Form 10-Q
period 2014-11-30
PATRIOT SCIENTIFIC CORP
filed 2015-01-14
CIK 836564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_](do not check if smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]  No [X]

On January 9, 2015, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of November 30, 2014 (unaudited) and May 31, 2014	3
Condensed consolidated Statements of Operations for the three and six months ended November 30, 2014 and November 30, 2013 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the six months ended November 30, 2014 and November 30, 2013 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	6-21
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-32
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	32
ITEM 4. Controls and Procedures	32
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	33
ITEM 1A. Risk Factors	33
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 3. Defaults Upon Senior Securities	33
ITEM 4. Mine Safety Disclosures	33
ITEM 5. Other Information	33
ITEM 6. Exhibits	34-36

SIGNATURES	37

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	November 30, 2014	May 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3,617,393	$4,716,208
Restricted cash and cash equivalents	21,177	21,123
Marketable securities	2,003,829	1,701,647
Prepaid income tax	501	–
Prepaid expenses and other current assets	115,812	203,146
Current assets of discontinued operations	9,465	57,477
Total current assets	5,768,177	6,699,601

Property and equipment, net	2,878	2,775
Other assets	3,036	3,036
Investment in affiliated company	–	95,981
Total assets	$5,774,091	$6,801,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,868	$224,059
Accrued expenses and other	55,594	62,485
Income tax payable	–	3,599
Total current liabilities	82,462	290,143

Cumulative losses in excess of investment in affiliated company	208,497	–
Total liabilities	290,959	290,143

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at November 30, 2014 and May 31, 2014	4,382	4,382
Additional paid-in capital	77,400,852	77,400,852
Accumulated deficit	(57,296,234)	(56,268,116)
Common stock held in treasury, at cost – 36,849,670 shares at November 30, 2014 and May 31, 2014	(14,625,868)	(14,625,868)
Total stockholders’ equity	5,483,132	6,511,250
Total liabilities and stockholders’ equity	$5,774,091	$6,801,393

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Operating expenses:
Selling, general and administrative	$357,373	$373,491	$729,997	$812,145
Total operating expenses	357,373	373,491	729,997	812,145

Other income (expense):
Interest income	2,384	675	4,632	1,165
Other income	–	–	60	–
Realized loss on marketable securities	–	(347)	–	(347)
Equity in earnings (loss) of affiliated company	(79,642)	472,003	(303,678)	386,819
Total other income (expense), net	(77,258)	472,331	(298,986)	387,637

Income (loss) from continuing operations before income taxes	(434,631)	98,840	(1,028,983)	(424,508)

Provision for income taxes	–	31,813	2,400	35,713

Income (loss) from continuing operations	(434,631)	67,027	(1,031,383)	(460,221)

Income from discontinued operations, net	465	225	3,265	40,583

Net income (loss)	$(434,166)	$67,252	$(1,028,118)	$(419,638)

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$–	$–	$–	$–
Income from discontinued operations	$–	$–	$–	$–
Net income (loss)	$–	$–	$–	$–

Weighted average number of common shares outstanding-basic	398,548,318	402,025,727	398,548,318	402,215,280
Weighted average number of common shares outstanding-diluted	398,548,318	404,922,629	398,548,318	402,215,280

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	November 30, 2014	November 30, 2013

Operating activities:
Net loss	$(1,028,118)	$(419,638)
Less: Net income from discontinued operations	3,265	40,583
Loss from continuing operations	(1,031,383)	(460,221)
Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Depreciation	1,139	1,152
Share-based compensation	–	62,418
Accrued interest income added to investments	(3,314)	(19)
Equity in (earnings) loss of affiliated company	303,678	(386,819)
Realized loss on sale of marketable securities	–	347
Changes in operating assets and liabilities:
Accounts receivable - affiliated company	–	(52,981)
Prepaid income tax	(501)	–
Prepaid expenses and other current assets	87,334	90,957
Income tax payable	(3,599)	31,813
Accounts payable, accrued expenses, and other	(204,081)	(193,808)
Net cash used in operating activities of continuing operations	(850,727)	(907,161)
Net cash provided by operating activities of discontinued operations	51,276	60,041
Net cash used in operating activities	(799,451)	(847,120)

Investing activities:
Proceeds from sales of marketable securities	951,078	296,696
Purchases of marketable securities	(1,250,000)	(1,003,151)
Purchase of property and equipment	(1,242)	–
Distributions from affiliated company	800	375,000
Net cash used in investing activities	(299,364)	(331,455)

Financing activities:
Repurchase of common stock for treasury	–	(40,009)
Net cash used in financing activities	–	(40,009)

Net decrease in cash and cash equivalents	(1,098,815)	(1,218,584)
Cash and cash equivalents, beginning of period	4,716,208	7,572,887
Cash and cash equivalents, end of period	$3,617,393	$6,354,303

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$6,500	$3,900

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented. Operating results for the six month period ended November 30, 2014 are not necessarily indicative of the results that may be expected for the year ending May 31, 2015.

Basis of Consolidation

The condensed consolidated balance sheets at November 30, 2014 and May 31, 2014 and condensed consolidated statements of operations for the three and six months ended November 30, 2014 and 2013 include our accounts and those of our wholly owned subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

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

Our current liquid cash resources as of November 30, 2014, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $5,621,222 at November 30, 2014.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Liquidity and Management’s Plans (continued)

On March 20, 2013, Technology Properties Limited, Inc. (“TPL”) filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. On July 18, 2014, TPL and the creditors’ committee announced that a term sheet serving as the basis for a Joint Plan of Reorganization (the “Joint Plan”) had been agreed to. On September 3, 2014 and September 17, 2014, respectively, the Joint Plan and Joint Disclosure Statement were filed with the Bankruptcy Court, and a confirmation hearing has been scheduled for February 11, 2015. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.

Discontinued Operations and Assets Held for Sale

On February 17, 2012, our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows. In accordance with authoritative guidance we have classified the assets, operations and cash flows of PDSG as discontinued operations for all periods presented. During March 2012, we entered into an interim agreement with the purchaser of the assets of PDSG which required the purchaser to pay PDSG $93,450 to subsidize the April 2012 expenses of PDSG during the sale transaction negotiations. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years. From April 30, 2012 to November 30, 2014, the gain on the asset sale of PDSG is approximately $97,000.

Summarized operating results of discontinued operations for the three and six months ended November 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gain on sale of discontinued operations	$465	$225	$3,265	$40,583
Income before income taxes	$465	$225	$3,265	$40,583
Income from discontinued operations	$465	$225	$3,265	$40,583

PDSG activity for the three and six months ended November 30, 2014 and 2013 consists of PDSG royalty revenues.

The following table summarizes the carrying amount at November 30, 2014 and May 31, 2014 of the major classes of assets of PDSG classified as discontinued operations:

	November 30, 2014	May 31, 2014
	(Unaudited)
Current assets:
Other current assets	$9,465	$57,477

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

At November 30, 2014, our share of loss in PDS exceeds our investment in PDS by $208,497. This amount is recorded as “Cumulative losses in excess of investment in affiliated company” on our condensed consolidated balance sheet at November 30, 2014, due to the intent to fund the working capital requirements of PDS.

At November 30, 2014, our investment in PDS is presented as a liability pursuant to accounting principles generally accepted in the United States of America. In the event our investment in PDS was to reflect an asset balance, we would review our investment in PDS to determine whether events or changes in circumstances indicate that an asset carrying amount may not be recoverable. The primary factors we would consider in our determination are the financial condition, operating performance and near term prospects of the investee. If the decline in value is deemed to be other than temporary, we would recognize an impairment loss.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings (Loss) Per Share (continued)

For the three and six months ended November 30, 2014, potential common shares of 1,335,000 related to our outstanding options were not included in the calculation of diluted loss per share for continuing and discontinued operations as we recorded a loss. Had we reported net income for the three and six months ended November 30, 2014, no shares of common stock would have been included in the calculation of diluted income per share for continuing and discontinued operations using the treasury stock method.

For the three months ended November 30, 2013, potential common shares of 935,000 related to our outstanding options were not included in the calculation of diluted income per share for continuing and discontinued operations. For the three months ended November 30, 2013, we included the PDSG escrow shares of 2,844,630 (see below) in the calculation of diluted income per share for continuing and discontinued operations.

For the six months ended November 30, 2013, potential common shares of 1,510,000 related to our outstanding options were not included in the calculation of diluted loss per share for continuing and discontinued operations as we recorded a loss. Had we reported net income for the six months ended November 30, 2013, 575,000 additional shares of common stock would have been included in the calculation of diluted income per share for continuing and discontinued operations.

In connection with our acquisition of Crossflo, which is part of PDSG, we issued escrow shares that are contingent upon certain representations and warranties made by Crossflo at the time of the merger agreement (see Note 6). We exclude these escrow shares from the basic and diluted loss per share calculations and include the escrowed shares in the diluted earnings per share calculations.

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

Restricted cash and cash equivalents at November 30, 2014 and May 31, 2014 consist of deposits in a savings account required to be held as collateral for our corporate credit card.

At November 30, 2014 and May 31, 2014, our marketable securities in the amount of $2,003,829 and $1,701,647, respectively, consist of the par value plus accrued interest of our time deposits. These marketable securities are classified as available-for-sale and are reported at fair market value.

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

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at November 30, 2014 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	November 30,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$39,412	$39,412	$–	$–
Money market funds	3,577,981	3,577,981	–	–
Restricted cash and cash equivalents	21,177	21,177	–	–
Marketable securities:
Short-term:
Certificates of deposit	2,003,829	–	2,003,829	–
Total	$5,642,399	$3,638,570	$2,003,829	$–

		Fair Value Measurements at May 31, 2014 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$340,555	$340,555	$–	$–
Money market funds	4,375,653	4,375,653	–	–
Restricted cash and cash equivalents	21,123	21,123	–	–
Marketable securities:
Short-term:
Certificates of deposit	1,701,647	–	1,701,647	–
Total	$6,438,978	$4,737,331	$1,701,647	$–

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

We purchase certificates of deposit with varying maturity dates greater than three months. The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of November 30, 2014:

	November 30, 2014 (Unaudited)
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in one year or less	$2,003,829	$–	$2,003,829

The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2014:

	May 31, 2014
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in one year or less	$1,701,647	$–	$1,701,647

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

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There had not been a third management committee member since May 2010, however, as a result of our initiating arbitration seeking the appointment of a third member, on December 16, 2014, an independent manager to the PDS management committee was selected by the arbitrator (see Note 6). Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. PDS working capital contributions would require the approval of a majority of the management committee members. Any distributable cash and allocation of profits and losses will be allocated to the members in the priority defined in the LLC Agreement.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Previously, pursuant to our June 7, 2005 agreement with PDS and TPL to license the MMP Portfolio (“Commercialization Agreement”), PDS reimbursed TPL for payment of all legal and third-party expert fees and other related third-party costs and expenses. Presently the majority of third-party costs are paid directly by PDS. During the three months ended November 30, 2014 and 2013, PDS expensed $103,125 and $849,404, respectively, pursuant to the Commercialization Agreement and the July 11, 2012 Program Agreement (see below). These expenses are recorded in the accompanying PDS statements of operations presented below net of $0 and $80,415, respectively, of legal fee reversals previously expensed and recorded as accounts payable to TPL during the three months ended November 30, 2014 and 2013 as the statute of limitations had expired. During the six months ended November 30, 2014 and 2013, PDS expensed $505,068 and $2,218,435, respectively, pursuant to the agreements. These expenses are recorded in the accompanying PDS statements of operations presented below net of $0 and $390,307, respectively, of legal fee reversals previously expensed and recorded as accounts payable to TPL during the six months ended November 30, 2014 and 2013 as the statute of limitations had expired.

On July 11, 2012, we entered into the Program Agreement (“Program Agreement”) with PDS, TPL, and Alliacense, and an Agreement (the “TPL Agreement”) with TPL. Pursuant to the Program Agreement, PDS engaged Alliacense to negotiate MMP portfolio licenses and to pursue claims against violators of the MMP portfolio on behalf of PDS, TPL, and the Company. The Program Agreement continues through the useful life of the MMP portfolio patents. Pursuant to the TPL Agreement, we and TPL agreed to certain allocations of obligations in connection with the engagement of Alliacense. On July 24, 2014, the Program Agreement was amended with PDS and Alliacense entering into the Amended Alliacense Services and Novation Agreement (the “Novation Agreement”). Pursuant to the Novation Agreement certain performance goals and incentives were established for Alliacense that may impact the continuity of their services. The Novation Agreement also provides for the addition of a second licensing company, which was engaged on October 10, 2014, to complement the MMP licensing commercialization. However, to-date Alliacense has failed to cooperate with its obligations under the Novation Agreement for the deployment of the second licensing company despite our repeated demands.

On July 17, 2012, we entered into an agreement with PDS and TPL whereby we agreed to certain additional allocations of obligations relating to the Program Agreement.

Pursuant to the Program Agreement, PDS had committed to Alliacense a quarterly amount of $500,000 which represented the licensing services fees due Alliacense, subject to a contingency arrangement which provided for a percentage on future revenues, for its efforts to secure licensing agreements on behalf of PDS. During fiscal 2014, PDS discontinued these payments which were formally eliminated by terms of the Novation Agreement. These payments had replaced the quarterly amounts previously paid to TPL pursuant to the Commercialization Agreement. During the three and six months ended November 30, 2013, PDS expensed $475,000 and $956,353, respectively, pursuant to this commitment. These expenses are recorded in the accompanying PDS statements of operations presented below.

Pursuant to the Program Agreement, PDS had committed to pay Alliacense litigation support fees relating to Alliacense’s special work and effort regarding internal costs related to MMP maintenance and litigation support including support in the U.S. District Court and the complaints filed on behalf of TPL, PDS and us with the U.S. International Trade Commission (“ITC”) on July 24, 2012. During the three months ended November 30, 2013, PDS expensed $61,857 pursuant to this commitment and during the six months ended November 30, 2014 and 2013, PDS reversed $(24,598) in connection with the Novation Agreement, and expensed $180,413, respectively, pursuant to this commitment. Future litigation support payments to Alliacense relating to the ITC litigation had been subject to a contingency arrangement which provided for a percentage of future recoveries in these actions. The Novation Agreement eliminated the Program Agreement’s litigation support activity by Alliacense. These amounts are recorded in the accompanying PDS statements of operations presented below.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Pursuant to the Novation Agreement, PDS paid Alliacense licensing fees of $4,000 during the three and six months ended November 30, 2014.

During the fiscal year ended May 31, 2014 and the three months ended August 31, 2014, PDS paid Alliacense $300,000 and $323,000, respectively, pursuant to the terms of the Novation Agreement (see Note 6).

During January 2013, TPL and Moore settled their litigation. Terms of the settlement include the payment by PDS to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever comes first. Per terms of the agreement PDS paid Moore $150,000 on the settlement date and paid Moore $16,667 per month from August 2013 through January 2014, and will pay $20,833 per month beginning February 2014 through January 2017. During the three months ended November 30, 2014 and 2013, PDS expensed $62,499 and $50,001, respectively, pursuant to this commitment and during the six months ended November 30, 2014 and 2013, PDS expensed $124,998 and $66,668, respectively, pursuant to this commitment. These expenses are recorded in the accompanying PDS statements of operations presented below.

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net loss during the three and six months ended November 31, 2014 of $79,642 and $303,678, respectively, as a decrease in our investment and recorded our share of PDS’ net income during the three and six months ended November 30, 2013 of $472,003 and $386,819 respectively, as an increase in our investment. We received distributions of $800 and $375,000, respectively, from PDS during the six months ended November 30, 2014 and 2013 and we have recorded these distributions as a decrease in our investment.

At November 30, 2014, our share of loss in PDS exceeds our investment in PDS by $208,497. This amount is recorded as “Cumulative losses in excess of investment in affiliated company” on our condensed consolidated balance sheet at November 30, 2014.

We have recorded our share of PDS’ net income and loss for the three and six months ended November 30, 2014 and 2013 as “Equity in earnings (loss) of affiliated company” in the accompanying condensed consolidated statements of operations.

During the three and six months ended November 30, 2014, PDS entered into a licensing agreement with a third party, pursuant to which PDS received proceeds of $20,000.

During the three and six months ended November 30, 2013, PDS entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $3,532,000 and $5,022,000, respectively.

At November 30, 2014, PDS had accounts payable balances of approximately $574,000 and $92,000 to TPL and PTSC, respectively.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

PDS’ balance sheets at November 30, 2014 and May 31, 2014 and statements of operations for the three and six months ended November 30, 2014 and 2013 are as follows:

Balance Sheets

Assets:

	November 30, 2014	May 31, 2014
	(Unaudited)	(Audited)
Cash	$315,680	$1,063,536
Prepaid expenses and other current assets	10,568	247,776
Total assets	$326,248	$1,311,312

Liabilities and Members’ Equity (Deficit):

	November 30, 2014	May 31, 2014
	(Unaudited)	(Audited)
Payables	$743,243	$1,107,560
Income tax payable	–	11,790
Members’ equity (deficit)	(416,995)	191,962
Total liabilities and members’ equity	$326,248	$1,311,312

Statements of Operations

	Three Months Ended		Six Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$20,000	$3,532,000	$20,000	$5,022,000
Expenses	179,284	2,181,594	627,356	3,841,963
Operating income (loss)	(159,284)	1,350,406	(607,356)	1,180,037
Income (loss) before provision for income taxes and foreign taxes	(159,284)	1,350,406	(607,356)	1,180,037
Provision for income taxes and foreign taxes	–	(406,400)	–	(406,400)
Net income (loss)	$(159,284)	$944,006	$(607,356)	$773,637

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

PDS Related Party Balances And Transactions

Balances with related parties as of November 30, 2014 and May 31, 2014 are summarized as follows:

	November 30, 2014	May 31, 2014
	(Unaudited)
Liabilities:
Related party payables and accrued expenses (TPL) (1)	$574,123	$666,412
Related party payables (PTSC)	92,050	92,050
Related party payables (Alliacense)	–	24,598
Settlement fee payable (Alliacense)	–	323,000
Total liabilities	$666,173	$1,106,060

(1)	Pursuant to the terms of the Commercialization Agreement, PDS reimbursed TPL for the payment of all legal and third party expert fees and other related third party costs and expenses upon TPL’s submission of documentation supporting that payment by them had occurred.

Transactions with related parties for the three and six months ended November 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Expenses paid or accrued (TPL)	$103,125	$849,404	$505,068	$2,218,435
Expenses paid (reversed) or accrued (Alliacense)	4,000	836,857	(20,598)	1,440,788

Significant Contractual Legal Relationship

PTSC, through its unconsolidated affiliate, PDS has incurred litigation related costs from an unrelated law firm and legal subcontractors with respect to substantial legal services for the commercialization of the MMP portfolio of microprocessor patents.

Accounts payable balances due this law firm and legal subcontractors as of November 30, 2014 and May 31, 2014 were $75,709 and $92,289, respectively.

Transactions with this law firm and legal subcontractors for the three and six months ended November 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Legal costs	$103,125	$1,325,298	$505,068	$2,449,214

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

For the three and six months ended November 30, 2014, PDS expensed $62,499 and $124,998, respectively, related to this agreement.

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

5. Stockholders’ Equity

Equity Transactions

The following table summarizes equity transactions during the six months ended November 30, 2014:

	Common Stock		Additional Paid-	Accumulated	Treasury
	Shares	Amounts	in Capital	Deficit	Stock

Balance June 1, 2014	401,392,948	$4,382	$77,400,852	$(56,268,116)	$(14,625,868)
Net loss	–	–	–	(1,028,118)	–
Balance November 30, 2014	401,392,948	$4,382	$77,400,852	$(57,296,234)	$(14,625,868)

Stock Option Activity

As of November 30, 2014, we had 1,335,000 fully vested options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.10 to $0.12 per share expiring through 2018.

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

	Three Months Ended November 30, 2014 (Unaudited)	Six Months Ended November 30, 2014 (Unaudited)	Three Months Ended November 30, 2013 (Unaudited)	Six Months Ended November 30, 2013 (Unaudited)
Expected term	*	*	*	5 Years
Expected volatility	*	*	*	88%
Risk-free interest rate	*	*	*	1.05%

* No stock options were granted during these periods.

A summary of option activity as of November 30, 2014 and changes during the six months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2014	1,335,000	$0.11
Options granted	–	$–
Options exercised	–	$–
Options forfeited/expired	–	$–
Options outstanding at November 30, 2014	1,335,000	$0.11	2.22	$–
Options vested and expected to vest at November 30, 2014	1,335,000	$0.11	2.22	$–
Options exercisable at November 30, 2014	1,335,000	$0.11	2.22	$–

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

There were no options granted or exercised during the six months ended November 30, 2014.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.04 per share on November 30, 2014) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.04) on November 30, 2014.

The following table summarizes our employee share-based compensation for the three and six months ended November 30, 2014 and 2013, which was recorded in selling, general and administrative expense as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	November 30, 2014	November 30, 2014	November 30, 2013	November 30, 2013
Selling, general and administrative expense	$–	$–	$–	$62,418

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

The Court issued a first claim construction ruling in the N.D. Cal. Case on June 12, 2012, which preserved our ability to proceed on our infringement claims against Acer and HTC. Thereafter, Chief District Judge James Ware retired and the N.D. Cal. Case was reassigned to Magistrate Judge Paul S. Grewal, who held a supplemental claim construction hearing on November 30, 2012. Judge Grewal then issued a supplemental claim construction ruling on December 5, 2012, which preserved our ability to proceed with our infringement claims. On September 6, 2013 Acer entered into an MMP portfolio license agreement that also provided for the dismissal of all claims in the N.D. Cal Case, as well as the filing of a joint motion to terminate Acer as a respondent in the ITC 853 Investigation (described more fully below). On September 19, 2013 the ‘890 patent was dropped from the N.D. Cal Case pursuant to stipulation by all parties. A jury trial was held in the N.D. Cal. Case against HTC, beginning on September 23, 2013. On October 3, 2013, the jury returned a verdict in favor of us and TPL, finding that HTC had infringed the ‘336 patent with damages of $958,560. HTC appealed the jury verdict and we filed cross appeals regarding the period available for infringement damages related to the ‘890 patent. On December 30, 2014, the parties filed a joint motion requesting continuance of oral arguments and advised the court that a settlement which would result in the dismissal of the pending appeals had been reached. On January 7, 2015, the parties filed a stipulated motion to voluntarily dismiss the HTC appeal and our cross appeals on the basis of the settlement agreement. The Federal Circuit granted that motion and dismissed the appeal the same day.

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

Alliacense Disputes

PDS and Alliacense had been involved in multiple disputes regarding amounts asserted by Alliacense as owed by PDS.  The disputed amounts included sums for past services and advances.  On July 24, 2014, PDS and Alliacense entered into the Novation Agreement, which included provisions for resolving all of the claims in dispute for $623,000.  Of that amount, $300,000 was paid by PDS to Alliacense in November 2013, with the balance paid by PDS to Alliacense in two payments of $161,500 each on June 20, 2014 and July 25, 2014. The Novation Agreement also provided for the addition of a second licensing company, however, to-date Alliacense has failed to cooperate with its obligations under the Novation Agreement for the deployment of the second licensing company despite our repeated demands. We expect the appointment of the independent managing member to PDS will enable the PDS Management Committee to take action as required to resolve this matter.

PDS Arbitration- Independent Managing Member

In January 2014, our representative to the PDS management committee filed with the American Arbitration Association (“AAA”) a demand for arbitration pursuant to the terms of the LLC Agreement.  The demand sought the appointment of a third member, referred to as the independent manager member, to the PDS management committee.  The AAA appointed an arbitrator who had determined that the parties in action need to be amended to reflect the PDS owners as opposed to its managers.  As a result the Bankruptcy Court lifted its stay allowing TPL to be made a party to the arbitration process. On December 16, 2014, the arbitrator selected an independent managing member to the PDS management committee.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

401(k) Plan

Patriot has a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. Patriot matches 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Patriot’s participants vest 33% per year over a three year period in their matching contributions. Patriot’s matching contributions during the three months ended November 30, 2014 and 2013 were $3,208 and $3,217, respectively. Patriot’s matching contributions during the six months ended November 30, 2014 and 2013 were $6,949 and $6,970, respectively.

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

To the extent MMP portfolio license proceeds are insufficient, we expect working capital contributions may need to be made to PDS in the future. Cash shortfalls currently experienced by PDS will have an adverse effect on our liquidity. To date, we have determined that it is in the best interests of the MMP licensing program that we contribute our 50% share of additional capital to PDS in the event license revenues received by PDS are insufficient.

On January 9, 2015 PDS’s cash balance was $1,686,784. Management’s plans for the continued operation of PDS rely on the ability of PDS to obtain license agreements to cover its operational costs. PDS has experienced a decline in licensing revenues and has not obtained significant license revenues since September 2013 and it is unclear when any additional licensing revenues may be generated.

The Novation Agreement, which amended the Program Agreement, provides for the utilization of a second licensing agent, which was engaged on October 10, 2014, in order to complement the MMP licensing commercialization, and increase the opportunity for the successful licensing of the MMP portfolio. However, to-date Alliacense has failed to cooperate with its obligations under the Novation Agreement for the deployment of the second licensing company despite our repeated demands.

In January 2014, our representative to the PDS management committee filed with the American Arbitration Association (“AAA”) a demand for arbitration seeking the appointment of a third member, referred to as the independent manager member, to the PDS management committee in an effort to eliminate potential deadlock on issues important to PDS. On December 16, 2014, the arbitrator selected an independent manager to the PDS management committee. We expect the appointment of the independent managing member will enable the PDS Management Committee to take action as required to resolve matters regarding Alliacense and the deployment of the second licensing company.

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

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. On July 18, 2014, TPL and the creditors’ committee announced that a term sheet serving as the basis for a Joint Plan of Reorganization (the “Plan”) had been agreed to. On September 3 and September 17, 2014, respectively, the Joint Plan and Joint Disclosure Statement were filed with the Bankruptcy Court, and a confirmation hearing has been scheduled for February 11, 2015. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.

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

At November 30, 2014, our share of loss in PDS exceeds our investment in PDS by $208,497. This amount is recorded as “Cumulative losses in excess of investment in affiliated company” on our condensed consolidated balance sheet at November 30, 2014, due to the intent to fund the working capital requirements of PDS.

At November 30, 2014, our investment in PDS is presented as a liability pursuant to accounting principles generally accepted in the United States of America. In the event our investment in PDS was to reflect an asset balance, we would review our investment in PDS to determine whether events or changes in circumstances indicate that an asset carrying amount may not be recoverable. The primary factors we would consider in our determination are the financial condition, operating performance and near term prospects of the investee. If the decline in value is deemed to be other than temporary, we would recognize an impairment loss.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2014 and Three Months Ended November 30, 2013.

	Three months ended
	November 30, 2014	November 30, 2013
Selling, general and administrative	$357,373	$373,491

Selling, general and administrative expenses decreased from approximately $373,000 for the three months ended November 30, 2013 to approximately $357,000 for the three months ended November 30, 2014. The decrease consisted primarily of approximately $10,000 in investor and public relations expenses and approximately $9,000 in travel and related expenses.

	Three months ended
	November 30, 2014	November 30, 2013
Other income (expense):
Interest income	$2,384	$675
Realized loss on marketable securities	–	(347)
Equity in earnings (loss) of affiliated company	(79,642)	472,003
Total other income (expense), net	$(77,258)	$472,331

Our other income (expense) for the three months ended November 30, 2014 and 2013 included equity in the earnings (loss) of PDS of approximately $(80,000) and $472,000, respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the decrease in licensing revenue for the current period.

	Three months ended
	November 30, 2014	November 30, 2013
Income (loss) from continuing operations before income taxes	$(434,631)	$98,840

Income (loss) from continuing operations before income taxes decreased from approximately $99,000 for the three months ended November 30, 2013 to a loss of approximately $(435,000) for the three months ended November 30, 2014 due to the change in equity in earnings of PDS.

Provision for income taxes

During the three months ended November 30, 2013 we recorded a provision for income taxes related to federal and California taxes of approximately $32,000.

Results of Discontinued Operations

Comparison of the Three Months Ended November 30, 2014 and Three Months Ended November 30, 2013.

	Three months ended
	November 30, 2014	November 30, 2013
Other income:
Royalty income	$465	$225
Total other income	$465	$225

Royalty income for the three months ended November 30, 2014 and 2013 of approximately $500 and $200, respectively, consists of royalties earned for the period related to PDSG. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years.

Net income (loss)

Our net income (loss) for the three months ended November 30, 2014 and 2013, was $(434,166) and $67,252 respectively.

Comparison of the Six Months Ended November 30, 2014 and Six Months Ended November 30, 2013.

	Six months ended
	November 30, 2014	November 30, 2013
Selling, general and administrative	$729,997	$812,145

Selling, general and administrative expenses decreased from approximately $812,000 for the six months ended November 30, 2013 to approximately $730,000 for the six months ended November 30, 2014. The decrease consisted primarily of approximately $9,000 in investor and public relations expenses, approximately $10,000 in travel and related expenses and approximately $62,000 in non-cash stock based compensation expense.

	Six months ended
	November 30, 2014	November 30, 2013
Other income (expense):
Interest income	$4,632	$1,165
Other income	60	–
Realized loss on marketable securities	–	(347)
Equity in earnings (loss) of affiliated company	(303,678)	386,819
Total other income (expense), net	$(298,986)	$387,637

Our other income (expense) for the six months ended November 30, 2014 and 2013 included equity in the earnings (loss) of PDS of approximately $387,000 and $(304,000), respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the decrease in licensing revenue during the current period.

	Six months ended
	November 30, 2014	November 30, 2013
Loss from continuing operations before income taxes	$(1,028,983)	$(424,508)

Loss from continuing operations before income taxes increased from approximately $(425,000) for the six months ended November 30, 2013 to approximately $(1,029,000) for the six months ended November 30, 2014 due to the change in equity in earnings of PDS.

Provision for income taxes

During the six months ended November 30, 2014 and 2013, we recorded a provision for income taxes related to federal and California taxes of approximately $2,400 and $36,000, respectively.

Results of Discontinued Operations

Comparison of the Six Months Ended November 30, 2014 and Six Months Ended November 30, 2013.

	Six months ended
	November 30, 2014	November 30, 2013
Other income:
Royalty income	$3,265	$40,583
Total other income	$3,265	$40,583

Royalty income for the six months ended November 30, 2014 and 2013 of approximately $3,000 and $41,000, respectively, consists of royalties earned for the period related to PDSG. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years.

Net loss

Our net loss for the six months ended November 30, 2014 and 2013, was $(1,028,118) and $(419,638), respectively.

Liquidity and Capital Resources

Liquidity

Our cash and cash equivalents and short-term investment balances decreased from approximately $6,418,000 as of May 31, 2014 to approximately $5,621,000 as of November 30, 2014. We also have restricted cash balances amounting to approximately $21,000 as of May 31, 2014 and November 30, 2014. Total current assets decreased from approximately $6,700,000 as of May 31, 2014 to approximately $5,768,000 as of November 30, 2014. Total current liabilities amounted to approximately $290,000 and approximately $82,000 as of May 31, 2014 and November 30, 2014, respectively. The change in our working capital position as of November 30, 2014 as compared with May 31, 2014 results primarily from payment of our operating expenses.

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

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. On July 18, 2014, TPL and the creditors’ committee announced that a term sheet serving as the basis for a Joint Plan of Reorganization (the “Joint Plan”) had been agreed to. On September 3, 2014 and September 17, 2014, respectively, the Joint Plan and Joint Disclosure Statement were filed with the Bankruptcy Court, and a confirmation hearing has been scheduled for February 11, 2015. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.

Cash Flows From Operating Activities

Cash used in operating activities of continuing operations was approximately $851,000 and $907,000 for the six months ended November 30, 2014 and 2013, respectively. The principal components of the current period amount were net loss from continuing operations of approximately $1,031,000 and changes in accounts payable and accrued expenses of approximately $204,000. These decreases were primarily offset by the equity in loss of affiliated company of approximately $304,000 and changes in prepaid expenses and other current assets of approximately $87,000. The principal components of the prior period are the prior period changes in accounts payable and accrued expenses, equity in loss of affiliated company, and loss from continuing operations offset by share-based compensation expense, prior period changes in prepaid expenses, other current assets and income tax payable.

Cash provided by operating activities of discontinued operations was approximately $51,000 and $60,000 for the six months ended November 30, 2014 and 2013, respectively. Cash provided by discontinued operations activities relates to royalty revenue received during the period.

Cash Flows From Investing Activities

Cash used in investing activities of continuing operations for the six months ended November 30, 2014 and 2013 was approximately $299,000 and $331,000, respectively. Cash activities for the current and prior periods were primarily attributable to purchases and sales of marketable securities and distributions from PDS.

Cash Flows From Financing Activities

Cash used in financing activities for the six months ended November 30, 2013 was approximately $40,000 consisting of common stock purchases for treasury.

Capital Resources

Our current liquid cash resources as of November 30, 2014, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our primary significant source of cash generation. In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $5,621,222 at November 30, 2014.

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

Risk Factors

We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock. We believe the following to be our most significant risk factors as of the date this report is being filed. The risks and uncertainties described below are not the only ones we face. Please refer to our risk factors contained in our Annual Report on Form 10-K for the year ended May 31, 2014 for additional risk factors.

Delays In Deploying A Second Licensing Agent Could Have A Significant And Adverse Effect On Us.

Alliacense is currently PDS’s sole licensing agent implementing the MMP licensing program.  Alliacense has not generated significant licensing revenues since September 2013. We believe that the deployment of a second licensing company is critical to the successful implementation of the MMP licensing program.  Pursuant to the Amended Alliacense Services and Novation Agreement, a second licensing company was engaged by PDS, however, Alliacense has failed to cooperate with its obligations under the Novation Agreement for the deployment of the second licensing company. Alliacense’s inability or unwillingness to fulfill its obligations under the Novation Agreement to enable the deployment of the second licensing company could have a significant and adverse effect on our ability to generate revenues from the MMP portfolio.

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

We Have Reported Licensing Income In Prior Fiscal Years Which May Not Be Indicative Of Our Future Income.

We have entered into license agreements through our joint venture with TPL and have reported income from the joint venture for the fiscal years 2006 to 2011 and 2013 to 2014. The joint venture has recorded a loss for the six months ended November 30, 2014. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, and the possible effect of new judicial interpretations of patent laws, we may not receive revenues from such agreements in the future consistent with amounts received in the past, and we may not receive future revenues from license agreements at all.

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

We Have Been Involved In Multiple Disputes With Our Joint Venture Partner.

We have been involved in multiple disputes with our joint venture partner TPL and its affiliate Alliacense. During times when there are only two appointed managers of the joint venture, a deadlock can exist on important issues that may not be resolved quickly. In the event of a protracted deadlock, the joint venture may not be able to take actions when appropriate or necessary. We have had to initiate a formal arbitration proceeding seeking the appointment of an independent manager to the management committee of the joint venture (see Note 6 to the condensed consolidated financial statements). We have concluded that the absence of an independent manager may have a negative impact on the licensing program and PDS’s business.

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

Our Future Success Depends In Significant Part Upon The Continued Services Of Our Key Senior Management.

Our future success depends in significant part upon the continued services of our senior management. The competition for highly qualified personnel is intense, and we may not be able to retain our key employees or attract and retain additional highly qualified personnel in the future. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. None of our employees are covered by key man life insurance policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of November 30, 2014, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of November 30, 2014, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

Patent Litigation

Our patent litigation with TPL and Alliacense Ltd. in the United States District Court for the Northern District of California against Acer, Inc., HTC Corporation and affiliated entities, as described in Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the year ended May 31, 2014 ("Annual Report"), has been settled as follows: on September 6, 2013 Acer entered into an MMP portfolio license agreement that also provided for the dismissal of all claims in the N.D. Cal Case, as well as the filing of a joint motion to terminate Acer as a respondent in the ITC 853 Investigation. A jury trial was held in the N.D. Cal. Case against HTC, beginning on September 23, 2013. On October 3, 2013, the jury returned a verdict in favor of us and TPL, finding that HTC had infringed the ‘336 patent with damages of $958,560. HTC has appealed the jury verdict and we have filed cross appeals regarding the period available for infringement damages related to the ‘890 patent. On December 30, 2014, the parties filed a joint motion requesting continuance of oral arguments and advised the court that a settlement which would result in the dismissal of the pending appeals had been reached. On January 7, 2015, the parties filed a stipulated motion to voluntarily dismiss the HTC appeal and our cross appeals on the basis of the settlement agreement. The Federal Circuit granted that motion and dismissed the appeal the same day.

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

34

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
10.6

Licensing Program Services Agreement effective July 11, 2012 among Phoenix Digital Solutions, LLC, Alliacense Limited, LLC, Technology Properties Limited, LLC, and the Company, incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated July 11, 2012 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement)

35

10.7

Agreement effective July 11, 2012 between Technology Properties Limited, LLC and the Company, incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated July 11, 2012 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement)

10.8

Agreement effective July 17, 2012 among Phoenix Digital Solutions, LLC, Alliacense Limited, LLC, Technology Properties Limited, LLC, and the Company, incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated July 11, 2012 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement)

10.9

Agreement effective July 24, 2014 among Phoenix Digital Solutions, LLC and Alliacense Limited, LLC, incorporated by reference to Exhibit 10.10 to Form 8-K filed July 30, 2014 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement)

10.10

Letter agreement dated October 10, 2014 between Phoenix Digital Solutions, LLC and Dominion Harbor Group, LLC (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement)

10.11

Form of Incentive Stock Option Agreement to the Company’s 2006 Stock Option Plan incorporated by reference to Exhibit 99.10 on Form 10-K for the fiscal year ended May 31, 2009, filed August 14, 2009 (Commission file No. 000-22182)

10.12

Form of Non-Qualified Stock Option Agreement to the Company’s 2006 Stock Option Plan incorporated by reference to Exhibit 99.11 on Form 10-K for the fiscal year ended May 31, 2009, filed August 14, 2009 (Commission file No. 000-22182)

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

36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: January 14, 2015	PATRIOT SCIENTIFIC CORPORATION /S/ CLIFFORD L. FLOWERS Clifford L. Flowers Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)

37