Form 10-Q
period 2015-02-28
PATRIOT SCIENTIFIC CORP
filed 2015-04-14
CIK 836564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

On April 9, 2015, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of February 28, 2015 (unaudited) and May 31, 2014	3
Condensed consolidated Statements of Operations for the three and nine months ended February 28, 2015 and February 28, 2014 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the nine months ended February 28, 2015 and February 28, 2014 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	6-21
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-32
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	32
ITEM 4. Controls and Procedures	32

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	33
ITEM 1A. Risk Factors	33
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 3. Defaults Upon Senior Securities	33
ITEM 4. Mine Safety Disclosures	34
ITEM 5. Other Information	34
ITEM 6. Exhibits	34-37

SIGNATURES	38

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	February 28, 2015	May 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,012,444	$4,716,208
Restricted cash and cash equivalents	21,203	21,123
Marketable securities	2,454,348	1,701,647
Prepaid income tax	3,955	–
Prepaid expenses and other current assets	66,997	203,146
Current assets of discontinued operations	9,969	57,477
Total current assets	5,568,916	6,699,601

Property and equipment, net	2,440	2,775
Other assets	3,036	3,036
Investment in affiliated company	3,216	95,981
Total assets	$5,577,608	$6,801,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,400	$224,059
Accrued expenses and other	45,795	62,485
Income tax payable	–	3,599
Total current liabilities	69,195	290,143
Total liabilities	69,195	290,143

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at February 28, 2015 and May 31, 2014	4,382	4,382
Additional paid-in capital	77,400,852	77,400,852
Accumulated deficit	(57,270,953)	(56,268,116)
Common stock held in treasury, at cost – 36,849,670 shares at February 28, 2015 and May 31, 2014	(14,625,868)	(14,625,868)
Total stockholders’ equity	5,508,413	6,511,250
Total liabilities and stockholders’ equity	$5,577,608	$6,801,393

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Operating expenses:
Selling, general and administrative	$247,668	$379,004	$977,666	$1,191,149
Total operating expenses	247,668	379,004	977,666	1,191,149

Other income (expense):
Interest income	2,667	2,458	7,299	3,623
Other income	–	–	60	–
Realized loss on marketable securities	–	–	–	(347)
Equity in earnings (loss) of affiliated company	269,314	(29,889)	(34,364)	356,930
Total other income (expense), net	271,981	(27,431)	(27,005)	360,206

Income (loss) from continuing operations before income taxes	24,313	(406,435)	(1,004,671)	(830,943)

Provision (benefit) for income taxes	–	(10,425)	2,400	25,288

Income (loss) from continuing operations	24,313	(396,010)	(1,007,071)	(856,231)

Income from discontinued operations, net	969	–	4,234	40,583

Net income (loss)	$25,282	$(396,010)	$(1,002,837)	$(815,648)

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$–	$–	$–	$–
Income from discontinued operations	$–	$–	$–	$–
Net income (loss)	$–	$–	$–	$–

Weighted average number of common shares outstanding-basic	398,548,318	401,933,416	398,548,318	402,122,360
Weighted average number of common shares outstanding-diluted	401,392,948	401,933,416	398,548,318	402,122,360

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	February 28, 2015	February 28, 2014

Operating activities:
Net loss	$(1,002,837)	$(815,648)
Less: Net income from discontinued operations	4,234	40,583
Loss from continuing operations	(1,007,071)	(856,231)
Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Depreciation	1,577	1,728
Share-based compensation	–	62,418
Accrued interest income added to investments	(3,859)	(967)
Equity in (earnings) loss of affiliated company	34,364	(356,930)
Realized loss on sale of marketable securities	–	347
Changes in operating assets and liabilities:
Accounts receivable - affiliated company	–	(64,207)
Prepaid income tax	(3,955)	–
Prepaid expenses and other current assets	136,148	136,722
Income tax payable	(3,599)	21,388
Accounts payable, accrued expenses, and other	(217,347)	(206,768)
Net cash used in operating activities of continuing operations	(1,063,742)	(1,262,500)
Net cash provided by operating activities of discontinued operations	51,742	66,266
Net cash used in operating activities	(1,012,000)	(1,196,234)

Investing activities:
Proceeds from sales of marketable securities	1,451,078	1,197,619
Purchases of marketable securities	(2,200,000)	(2,003,151)
Purchase of property and equipment	(1,242)	–
Distributions from affiliated company	58,400	375,000
Net cash used in investing activities	(691,764)	(430,532)

Financing activities:
Repurchase of common stock for treasury	–	(84,129)
Net cash used in financing activities	–	(84,129)

Net decrease in cash and cash equivalents	(1,703,764)	(1,710,895)
Cash and cash equivalents, beginning of period	4,716,208	7,572,887
Cash and cash equivalents, end of period	$3,012,444	$5,861,992

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$9,954	$3,900

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented. Operating results for the nine month period ended February 28, 2015 are not necessarily indicative of the results that may be expected for the year ending May 31, 2015.

Basis of Consolidation

The condensed consolidated balance sheets at February 28, 2015 and May 31, 2014, condensed consolidated statements of operations for the three and nine months ended February 28, 2015 and 2014 and condensed consolidated statements of cash flows for the nine months ended February 28, 2015 and 2014 include our accounts and those of our wholly owned subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

PDSG is being presented as discontinued operations in the condensed consolidated statements of operations and cash flows for all periods presented. See “Discontinued Operations and Assets Held for Sale” below for additional information.

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

Our current liquid cash resources as of February 28, 2015, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $5,466,792 at February 28, 2015.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Liquidity and Management’s Plans (continued)

On March 20, 2013, Technology Properties Limited, Inc. (“TPL”) filed a petition under Chapter 11 of the United States Bankruptcy Code. On July 18, 2014, TPL and the creditors’ committee announced that a term sheet serving as the basis for a Joint Plan of Reorganization (the “Joint Plan”) had been agreed to. The Joint Plan was confirmed by the Bankruptcy Court on February 11, 2015 with the entered confirmation order becoming final on April 2, 2015.  The Joint Plan provides that the Effective Date will be the later of (i) the first business day that is at least 30 days after the entry of the confirmation order or (ii) the first Business Day on which the reorganized company has sufficient cash to make all payments required under the Plan on the Effective Date.  We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.

Discontinued Operations and Assets Held for Sale

On February 17, 2012, our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows. In accordance with authoritative guidance we have classified the assets, operations and cash flows of PDSG as discontinued operations for all periods presented. During March 2012, we entered into an interim agreement with the purchaser of the assets of PDSG which required the purchaser to pay PDSG $93,450 to subsidize the April 2012 expenses of PDSG during the sale transaction negotiations. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years. From April 30, 2012 to February 28, 2015, the gain on the asset sale of PDSG is approximately $98,000.

Summarized operating results of discontinued operations for the three and nine months ended February 28, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gain on sale of discontinued operations	$969	$–	$4,234	$40,583
Income before income taxes	$969	$–	$4,234	$40,583
Income from discontinued operations	$969	$–	$4,234	$40,583

PDSG activity for the three and nine months ended February 28, 2015 and 2014 consists of PDSG royalty revenues.

The following table summarizes the carrying amount at February 28, 2015 and May 31, 2014 of the major classes of assets of PDSG classified as discontinued operations:

	February 28, 2015	May 31, 2014
	(Unaudited)
Current assets:
Other current assets	$9,969	$57,477

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investments in Marketable Securities

We classify our investments in marketable securities in certificates of deposit at the time of purchase as held-to-maturity and reevaluate such classifications at each balance sheet date. Held-to-maturity investments consist of securities that we have the intent and ability to retain until maturity. These securities are recorded at cost and adjusted for the amortization of premiums and discounts, which approximates fair value. Cash inflows and outflows related to the sale and purchase of investments are classified as investing activities in our condensed consolidated statements of cash flows.

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

For the three months ended February 28, 2015 potential common shares of 1,335,000 related to our outstanding options were not included in the calculation of diluted income per share for continuing and discontinued operations as they were anti-dilutive. For the three months ended February 28, 2015 we included the PDSG escrow shares of 2,844,630 in the calculation of diluted income per share for continuing and discontinued operations.

For the nine months ended February 28, 2015 potential common shares of 1,335,000 related to our outstanding options were not included in the calculation of diluted loss per share for continuing and discontinued operations as we recorded a loss. Had we reported net income for the nine months ended February 28, 2015, no additional shares of common stock would have been included in the calculation of diluted income per share for continuing and discontinued operations.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings (Loss) Per Share (continued)

For the three and nine months ended February 28, 2014 potential common shares of 1,335,000 related to our outstanding options were not included in the calculation of basic and diluted loss per share for continuing and discontinued operations as we recorded a loss. Had we reported net income for the three and nine months ended February 28, 2014, 0 and 575,000, respectively, additional shares of common stock would have been included in the calculation of diluted income per share for continuing and discontinued operations using the treasury stock method.

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

Intellectual Property Rights

PDS, our investment in affiliated company, relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. There are currently two unexpired U.S. patents issued dating back to 1998 on our microprocessor technology in addition to three European and two Japanese patents. The U.S. patents will expire in July and September 2015 and the European and Japanese patents will expire in 2016. There are also five U.S. patents, six European, and one Japanese patent all of which expired between August 2009 and August 19, 2014. These patents, while expired, may have certain retrospective statutory benefits that will fully diminish six years after the patent expiration date. The patent useful life for purposes of negotiating licenses is finite and these patents are subject to legal challenges, which in combination with the limited life, could adversely impact the stream of revenues. A successful challenge to the ownership of the technology or the proprietary nature of the intellectual property would materially damage business prospects. Any issued patent may be challenged and invalidated.

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

Restricted cash and cash equivalents at February 28, 2015 and May 31, 2014 consist of deposits in a savings account required to be held as collateral for our corporate credit card.

At February 28, 2015 and May 31, 2014, our marketable securities in the amount of $2,454,348 and $1,701,647, respectively, consist of the par value plus accrued interest of our time deposits. These marketable securities are classified as held-to-maturity and are reported at amortized cost, which approximates fair market value.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

We follow authoritative guidance to account for our marketable securities as held-to-maturity. Under this authoritative guidance we are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We determine fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment or valuations by third party professionals. The three levels of inputs that we may use to measure fair value are:

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

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at February 28, 2015 (Unaudited) Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	February 28,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$182,341	$182,341	$–	$–
Money market funds	2,830,103	2,830,103	–	–
Restricted cash and cash equivalents	21,203	21,203	–	–
Marketable securities:
Short-term:
Certificates of deposit	2,454,348	–	2,454,348	–
Total	$5,487,995	$3,033,647	$2,454,348	$–

		Fair Value Measurements at May 31, 2014 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$340,555	$340,555	$–	$–
Money market funds	4,375,653	4,375,653	–	–
Restricted cash and cash equivalents	21,123	21,123	–	–
Marketable securities:
Short-term:
Certificates of deposit	1,701,647	–	1,701,647	–
Total	$6,438,978	$4,737,331	$1,701,647	$–

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

We purchase certificates of deposit with varying maturity dates greater than three months. The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of February 28, 2015:

	February 28, 2015 (Unaudited)
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in one year or less	$2,454,348	$–	$2,454,348

The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2014:

	May 31, 2014
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in one year or less	$1,701,647	$–	$1,701,647

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Previously, pursuant to our June 7, 2005 agreement with PDS and TPL to license the MMP Portfolio (“Commercialization Agreement”), PDS reimbursed TPL for payment of all legal and third-party expert fees and other related third-party costs and expenses. Presently the majority of third-party costs are paid directly by PDS. During the three months ended February 28, 2015 and 2014, PDS expensed $669,987 and reversed $(7,432), respectively, pursuant to the Commercialization Agreement and the July 11, 2012 Program Agreement (see below). These expenses are recorded in the accompanying PDS statements of operations presented below net of $20,215 and $7,432, respectively, of legal fee reversals previously expensed and recorded as accounts payable to TPL during the three months ended February 28, 2015 and 2014 as the statute of limitations had expired. During the nine months ended February 28, 2015 and 2014, PDS expensed $1,175,054 and $2,211,003, respectively, pursuant to the agreements. These expenses are recorded in the accompanying PDS statements of operations presented below net of $20,215 and $397,739, respectively, of legal fee reversals previously expensed and recorded as accounts payable to TPL during the nine months ended February 28, 2015 and 2014 as the statute of limitations had expired.

On July 11, 2012, we entered into the Program Agreement (“Program Agreement”) with PDS, TPL, and Alliacense, and an Agreement (the “TPL Agreement”) with TPL. Pursuant to the Program Agreement, PDS engaged Alliacense to negotiate MMP portfolio licenses and to pursue claims against violators of the MMP portfolio on behalf of PDS, TPL, and the Company. The Program Agreement continues through the useful life of the MMP portfolio patents. Pursuant to the TPL Agreement, we and TPL agreed to certain allocations of obligations in connection with the engagement of Alliacense. On July 24, 2014, the Program Agreement was amended with PDS and Alliacense entering into the Amended Alliacense Services and Novation Agreement (the “Novation Agreement”). Pursuant to the Novation Agreement certain performance goals and incentives were established for Alliacense that may impact the continuity of their services. The Novation Agreement also provides for the addition of a second licensing company, which was engaged on October 10, 2014, to complement the MMP licensing commercialization. However, to-date Alliacense has fulfilled only a portion of its obligations under the Novation Agreement associated with the deployment of the second licensing company despite our repeated demands.

On July 17, 2012, we entered into an agreement with PDS and TPL whereby we agreed to certain additional allocations of obligations relating to the Program Agreement.

Pursuant to the Program Agreement, PDS had committed to Alliacense a quarterly amount of $500,000 which represented the licensing services fees due Alliacense, subject to a contingency arrangement which provided for a percentage on future revenues, for its efforts to secure licensing agreements on behalf of PDS. During fiscal 2014, PDS discontinued these payments which were formally eliminated by terms of the Novation Agreement. These payments had replaced the quarterly amounts previously paid to TPL pursuant to the Commercialization Agreement. During the three and nine months ended February 28, 2014, PDS expensed $0 and $956,353, respectively, pursuant to this commitment. These expenses are recorded in the accompanying PDS statements of operations presented below.

Pursuant to the Program Agreement, PDS had committed to pay Alliacense litigation support fees relating to Alliacense’s special work and effort regarding internal costs related to MMP maintenance and litigation support including support in the U.S. District Court and the complaints filed on behalf of TPL, PDS and us with the U.S. International Trade Commission (“ITC”) on July 24, 2012. During the nine months ended February 28, 2015 and 2014, PDS reversed $(24,598) in connection with the Novation Agreement, and expensed $180,413, respectively, pursuant to this commitment. Future litigation support payments to Alliacense relating to the ITC litigation had been subject to a contingency arrangement which provided for a percentage of future recoveries in these actions. The Novation Agreement eliminated the Program Agreement’s litigation support activity by Alliacense. These amounts are recorded in the accompanying PDS statements of operations presented below.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Pursuant to the Novation Agreement, PDS paid Alliacense licensing fees of $151,600 and $155,600, respectively, during the three and nine months ended February 28, 2015.

During the fiscal year ended May 31, 2014 and the three months ended August 31, 2014, PDS paid Alliacense $300,000 and $323,000, respectively, pursuant to the terms of the Novation Agreement (see Note 6).

During January 2013, TPL and Moore settled their litigation. Terms of the settlement include the payment by PDS to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever comes first. Per terms of the agreement PDS paid Moore $150,000 on the settlement date and paid Moore $16,667 per month from August 2013 through January 2014, and will pay $20,833 per month beginning February 2014 through January 2017. During the three months ended February 28, 2015 and 2014, PDS expensed $62,499 and $54,167, respectively, pursuant to this commitment and during the nine months ended February 28, 2015 and 2014, PDS expensed $187,497 and $120,835, respectively, pursuant to this commitment. These expenses are recorded in the accompanying PDS statements of operations presented below.

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net loss during the nine months ended February 28, 2015 and three months ended February 28, 2014 of $34,364 and $29,889, respectively, as a decrease in our investment and recorded our share of PDS’ net income during the three months ended February 28, 2015 and nine months ended February 28, 2014 of $269,314 and $356,930, respectively, as an increase in our investment. We received distributions of $58,400 and $375,000, respectively, from PDS during the nine months ended February 28, 2015 and 2014 and we have recorded these distributions as a decrease in our investment.

We have recorded our share of PDS’ net income and loss for the three and nine months ended February 28, 2015 and 2014 as “Equity in earnings (loss) of affiliated company” in the accompanying condensed consolidated statements of operations.

During the three and nine months ended February 28, 2015, PDS entered into licensing agreements with third parties, pursuant to which PDS received proceeds of $1,800,000 and $1,820,000, respectively.

During the three and nine months ended February 28, 2014, PDS entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $0 and $5,022,000, respectively.

At February 28, 2015, PDS had an accounts payable balance of approximately $554,000 to TPL.

PDS’ balance sheets at February 28, 2015 and May 31, 2014 and statements of operations for the three and nine months ended February 28, 2015 and 2014 are as follows:

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Balance Sheets

Assets:

	February 28, 2015	May 31, 2014
	(Unaudited)	(Audited)
Cash	$640,470	$1,063,536
Prepaid expenses and other current assets	2,629	247,776
Total assets	$643,099	$1,311,312

Liabilities and Members’ Equity:

	February 28, 2015	May 31, 2014
	(Unaudited)	(Audited)
Payables	$636,666	$1,107,560
Income tax payable	–	11,790
Members’ equity	6,433	191,962
Total liabilities and members’ equity	$643,099	$1,311,312

Statements of Operations

	Three Months Ended		Nine Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$1,800,000	$–	$1,820,000	$5,022,000
Expenses	901,372	59,777	1,528,729	3,901,740
Operating income (loss)	898,628	(59,777)	291,271	1,120,260
Income (loss) before provision for income taxes and foreign taxes	898,628	(59,777)	291,271	1,120,260
Provision for income taxes and foreign taxes	(360,000)	–	(360,000)	(406,400)
Net income (loss)	$538,628	$(59,777)	$(68,729)	$713,860

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

PDS Related Party Balances And Transactions

Balances with related parties as of February 28, 2015 and May 31, 2014 are summarized as follows:

	February 28, 2015	May 31, 2014
	(Unaudited)	(Audited)
Liabilities:
Related party payables and accrued expenses (TPL) (1)	$553,624	$666,412
Related party payables (PTSC)	–	92,050
Related party payables (Alliacense)	–	24,598
Settlement fee payable (Alliacense)	–	323,000
Total liabilities	$553,624	$1,106,060

(1)	Pursuant to the terms of the Commercialization Agreement, PDS reimbursed TPL for the payment of all legal and third party expert fees and other related third party costs and expenses upon TPL’s submission of documentation supporting that payment by them had occurred.

Transactions with related parties for the three and nine months ended February 28, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Expenses (reversed), paid or accrued (TPL)	$669,987	$(7,432)	$1,175,054	$2,211,003
Expenses paid or accrued (Alliacense)	151,600	–	131,002	1,440,788

Significant Contractual Legal Relationship

PTSC, through its unconsolidated affiliate, PDS has incurred litigation related costs from an unrelated law firm and legal subcontractors with respect to substantial legal services for the commercialization of the MMP portfolio of microprocessor patents.

Accounts payable balances due this law firm and legal subcontractors as of February 28, 2015 and May 31, 2014 were $81,542 and $92,289, respectively.

Transactions with this law firm and legal subcontractors for the three and nine months ended February 28, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Legal costs	$690,202	$–	$1,195,269	$2,449,214

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

For the three and nine months ended February 28, 2015, PDS expensed $62,499 and $187,497, respectively, related to this agreement.

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

5. Stockholders’ Equity

Equity Transactions

The following table summarizes equity transactions during the nine months ended February 28, 2015:

	Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amounts	Capital	Stock	Stock

Balance June 1, 2014	401,392,948	$4,382	$77,400,852	$(56,268,116)	$(14,625,868)
Net loss	–	–	–	(1,002,837)	–
Balance February 28, 2015	401,392,948	$4,382	$77,400,852	$(57,270,953)	$(14,625,868)

Stock Option Activity

As of February 28, 2015, we had 1,335,000 fully vested options outstanding pursuant to our 2006 Stock Option Plan exercisable at a range of $0.10 to $0.12 per share expiring through 2018.

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

	Three Months Ended February 28, 2015 (Unaudited)	Nine Months Ended February 28, 2015 (Unaudited)	Three Months Ended February 28, 2014 (Unaudited)	Nine Months Ended February 28, 2014 (Unaudited)
Expected term	*	*	*	5	Years
Expected volatility	*	*	*	88%
Risk-free interest rate	*	*	*	1.05%

* No stock options were granted during these periods.

A summary of option activity as of February 28, 2015 and changes during the nine months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2014	1,335,000	$0.11
Options granted	–	$–
Options exercised	–	$–
Options forfeited/expired	–	$–
Options outstanding at February 28, 2015	1,335,000	$0.11	1.97	$–
Options vested and expected to vest at February 28, 2015	1,335,000	$0.11	1.97	$–
Options exercisable at February 28, 2015	1,335,000	$0.11	1.97	$–

There were no options granted or exercised during the nine months ended February 28, 2015.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.06 per share on February 28, 2015) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.06) on February 28, 2015.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

The following table summarizes our employee share-based compensation for the three and nine months ended February 28, 2015 and 2014, which was recorded in selling, general and administrative expense as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	February 28, 2015	February 28 2015	February 28, 2014	February 28, 2014
Selling, general and administrative expense	$–	$–	$–	$62,418

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

On February 4, 2015 Barnes & Noble, Inc. filed a motion asserting that our cause of action on the ‘336 patent was barred by the Kessler doctrine because of the ITC’s finding of non-infringement. A hearing was held on March 17, 2015 in the U.S. District Court for the Northern District of California regarding the matter. A ruling is expected shortly.

On April 10, 2015 multiple defendants in the District Court action filed a motion arguing for invalidity of the ‘749 patent. The court has scheduled a hearing for May 19, 2015 in regards to this matter.

Alliacense Disputes

PDS and Alliacense had been involved in multiple disputes regarding amounts asserted by Alliacense as owed by PDS.  The disputed amounts included sums for past services and advances.  On July 24, 2014, PDS and Alliacense entered into the Novation Agreement, which included provisions for resolving all of the claims in dispute for $623,000.  Of that amount, $300,000 was paid by PDS to Alliacense in November 2013, with the balance paid by PDS to Alliacense in two payments of $161,500 each on June 20, 2014 and July 25, 2014. The Novation Agreement also provided for the addition of a second licensing company, however, to-date Alliacense has fulfilled only a portion of its obligations under the Novation Agreement associated with the deployment of the second licensing company despite our repeated demands. The PDS Management Committee is undertaking actions to compel Alliacense to perform, which if unsuccessful, could lead to the termination of the Alliacense agreements.

PDS Arbitration- Independent Managing Member

In January 2014, our representative to the PDS management committee filed with the American Arbitration Association (“AAA”) a demand for arbitration pursuant to the terms of the LLC Agreement.  The demand sought the appointment of third member, referred to as the independent manager member to the PDS management committee.  On December 16, 2014, the AAA appointed arbitrator selected an independent managing member from one of the nominees submitted by Patriot, thereby filling the open management committee seat.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

401(k) Plan

Patriot has a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. Patriot matches 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Patriot’s participants vest 33% per year over a three year period in their matching contributions. Patriot’s matching contributions during the three months ended February 28, 2015 and 2014 were $4,370 and $3,642, respectively. Patriot’s matching contributions during the nine months ended February 28, 2015 and 2014 were $11,327 and $10,612, respectively.

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

On April 9, 2015 PDS’s cash balance was $586,445. Management’s plans for the continued operation of PDS rely on the ability of PDS to obtain license agreements to cover its operational costs. PDS has experienced a decline in licensing revenues and has not obtained significant license revenues since September 2013 and it is unclear when any additional licensing revenues may be generated.

The Novation Agreement, which amended the Program Agreement, provides for the utilization of a second licensing agent, which was engaged on October 10, 2014, in order to complement the MMP licensing commercialization, and increase the opportunity for the successful licensing of the MMP portfolio. However, to-date Alliacense has fulfilled only a portion of its obligations under the Novation Agreement associated with the deployment of the second licensing company despite our repeated demands.

In January 2014, our representative to the PDS management committee filed with the American Arbitration Association (“AAA”) a demand for arbitration seeking the appointment of a third member, referred to as the independent manager member, to the PDS management committee in an effort to eliminate potential deadlock on issues important to PDS. On December 16, 2014, the AAA appointed arbitrator selected an independent managing member from one of the nominees submitted by Patriot, thereby filling the open management committee seat.

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

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. On July 18, 2014, TPL and the creditors’ committee announced that a term sheet serving as the basis for a Joint Plan of Reorganization (the “Joint Plan”) had been agreed to. The Joint Plan was confirmed by the Bankruptcy Court on February 11, 2015 with the entered confirmation order becoming final on April 2, 2015.  The Joint Plan provides that the Effective Date will be the later of (i) the first business day that is at least 30 days after the entry of the confirmation order or (ii) the first Business Day on which the reorganized company has sufficient cash to make all payments required under the Plan on the Effective Date.  We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.

We have been informed by Agility IP Law, LLP (patent litigation counsel for Phoenix Digital Solutions/Patriot for the assertion of the ‘336, ‘890 and ‘749 patents) that Agility will be dissolving effective April 17, 2015. The attorneys of Agility who have worked on the assertion of the patents will be moving to other law firms, and will not be able to continue to represent PDS/Patriot in the pending cases in the Northern District of California. However, PDS has hired the firm of Nelson Bumgardner, P.C. to take over as lead trial counsel in the Northern California cases to continue protecting our intellectual property rights.

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

1.     Investments in Marketable Securities

We classify our investments in marketable securities in certificates of deposit at the time of purchase as held-to-maturity and reevaluate such classifications at each balance sheet date. Held-to-maturity investments consist of securities that we have the intent and ability to retain until maturity. These securities are recorded at cost and adjusted for the amortization of premiums and discounts, which approximates fair value. Cash inflows and outflows related to the sale and purchase of investments are classified as investing activities in our condensed consolidated statements of cash flows.

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

Results of Operations

Comparison of the Three Months Ended February 28, 2015 and Three Months Ended February 28, 2014.

	Three months ended
	February 28, 2015	February 28, 2014
Selling, general and administrative	$247,668	$379,004

Selling, general and administrative expenses decreased from approximately $379,000 for the three months ended February 28, 2014 to approximately $248,000 for the three months ended February 28, 2015. The decrease consisted primarily of approximately $110,000 in legal fees as we received reimbursement from PDS for our legal fees relating to PDS cases.

	Three months ended
	February 28, 2015	February 28, 2014
Other income (expense):
Interest income	$2,667	$2,458
Equity in earnings (loss) of affiliated company	269,314	(29,889)
Total other income (expense), net	$271,981	$(27,431)

Our other income (expense) for the three months ended February 28, 2015 and 2014 included equity in the earnings (loss) of PDS of approximately $269,000 and $(30,000), respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the increase in licensing revenue for the current period.

	Three months ended
	February 28, 2015	February 28, 2014
Income (loss) from continuing operations before income taxes	$24,313	$(406,435)

Income (loss) from continuing operations before income taxes increased from a loss of approximately $(406,000) for the three months ended February 28, 2014 to income of approximately $24,000 for the three months ended February 28, 2015 due to the change in equity in earnings of PDS.

Benefit for income taxes

During the three months ended February 28, 2014 we recorded a benefit for income taxes related to federal and California taxes of approximately $(10,400).

Results of Discontinued Operations

Comparison of the Three Months Ended February 28, 2015 and Three Months Ended February 28, 2014.

	Three months ended
	February 28, 2015	February 28, 2014
Other income:
Royalty income	$969	$–
Total other income	$969	$–

Royalty income for the three months ended February 28, 2015 of approximately $1,000 consists of royalties earned for the period related to PDSG. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years.

Net income (loss)

Our net income (loss) for the three months ended February 28, 2015 and 2014, was $25,282 and $(396,010) respectively.

Comparison of the Nine Months Ended February 28, 2015 and Nine Months Ended February 28, 2014.

	Nine months ended
	February 28, 2015	February 28, 2014
Selling, general and administrative	$977,666	$1,191,149

Selling, general and administrative expenses decreased from approximately $1,191,000 for the nine months ended February 28, 2014 to approximately $978,000 for the nine months ended February 28, 2015. The decrease consisted primarily of approximately $105,000 in legal fees as we received reimbursement from PDS for our legal fees relating to PDS cases. Other decreases consisted of approximately $12,000 in travel expenses, approximately $11,000 in accounting fees and approximately $62,000 in non-cash stock based compensation expense.

	Nine months ended
	February 28, 2015	February 28, 2014
Other income (expense):
Interest income	$7,299	$3,623
Other income	60	–
Realized loss on marketable securities	–	(347)
Equity in earnings (loss) of affiliated company	(34,364)	356,930
Total other income (expense), net	$(27,005)	$360,206

Our other income (expense) for the nine months ended February 28, 2015 and 2014 included equity in the earnings (loss) of PDS of approximately $(34,000) and $357,000, respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the decrease in licensing revenue during the nine month period ended February 28, 2015.

	Nine months ended
	February 28, 2015	February 28, 2014
Loss from continuing operations before income taxes	$(1,004,671)	$(830,943)

Loss from continuing operations before income taxes increased from approximately $(831,000) for the nine months ended February 28, 2014 to approximately $(1,005,000) for the nine months ended February 28, 2015 due to the change in equity in earnings of PDS.

Provision for income taxes

During the nine months ended February 28, 2015 and 2014 we recorded a provision for income taxes related to federal and California taxes of approximately $2,400 and $25,000, respectively.

Results of Discontinued Operations

Comparison of the Nine Months Ended February 28, 2015 and Nine Months Ended February 28, 2014.

	Nine months ended
	February 28, 2015	February 28, 2014
Other income:
Royalty income	$4,234	$40,583
Total other income	$4,234	$40,583

Royalty income for the nine months ended February 28, 2015 and 2014 of approximately $4,000 and $41,000, respectively, consists of royalties earned for the period related to PDSG. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years.

Net loss

Our net loss for the nine months ended February 28, 2015 and 2014, was $(1,002,837) and $(815,648), respectively.

Liquidity and Capital Resources

Liquidity

Our cash and cash equivalents and short-term investment balances decreased from approximately $6,418,000 as of May 31, 2014 to approximately $5,467,000 as of February 28, 2015. We also have restricted cash balances amounting to approximately $21,000 as of May 31, 2014 and February 28, 2015. Total current assets decreased from approximately $6,700,000 as of May 31, 2014 to approximately $5,569,000 as of February 28, 2015. Total current liabilities amounted to approximately $290,000 and approximately $69,000 as of May 31, 2014 and February 28, 2015, respectively. The change in our working capital position as of February 28, 2015 as compared with May 31, 2014 results primarily from payment of our operating expenses.

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

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. On July 18, 2014, TPL and the creditors’ committee announced that a term sheet serving as the basis for a Joint Plan of Reorganization (the “Joint Plan”) had been agreed to. The Joint Plan was confirmed by the Bankruptcy Court on February 11, 2015 with the entered confirmation order becoming final on April 2, 2015.  The Joint Plan provides that the Effective Date will be the later of (i) the first business day that is at least 30 days after the entry of the confirmation order or (ii) the first Business Day on which the reorganized company has sufficient cash to make all payments required under the Plan on the Effective Date.  We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.

Cash Flows From Operating Activities

Cash used in operating activities of continuing operations was approximately $1,064,000 and $1,263,000 for the nine months ended February 28, 2015 and 2014, respectively. The principal components of the current period amount were net loss from continuing operations of approximately $1,007,000 and changes in accounts payable and accrued expenses of approximately $217,000. These decreases were primarily offset by the equity in loss of affiliated company of approximately $34,000 and changes in prepaid expenses and other current assets of approximately $136,000. The principal components of the prior period are the prior period changes in accounts payable and accrued expenses, equity in earnings of affiliated company, and loss from continuing operations offset by share-based compensation expense, prior period changes in prepaid expenses, other current assets and income tax payable.

Cash provided by operating activities of discontinued operations was approximately $52,000 and $66,000 for the nine months ended February 28, 2015 and 2014, respectively. Cash provided by discontinued operations activities relates to royalty revenue received during the period.

Cash Flows From Investing Activities

Cash used in investing activities of continuing operations for the nine months ended February 28, 2015 and 2014 was approximately $692,000 and $431,000, respectively. Cash activities for the current and prior periods were primarily attributable to purchases and sales of marketable securities and distributions from PDS.

Cash Flows From Financing Activities

Cash used in financing activities for the nine months ended February 28, 2014 was approximately $84,000 consisting of common stock purchases for treasury.

Capital Resources

Our current liquid cash resources as of February 28, 2015, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our primary significant source of cash generation. In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $5,466,792 at February 28, 2015.

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

Delays In Deploying A Second Licensing Agent Could Have A Significant And Adverse Effect On Us.

Alliacense had been PDS’s sole licensing agent implementing the MMP licensing program.  Alliacense has not generated significant licensing revenues since September 2013. We believe that the deployment of a second licensing company is critical to the successful implementation of the MMP licensing program. Pursuant to the Amended Alliacense Services and Novation Agreement, a second licensing company was engaged by PDS; however, to-date Alliacense has fulfilled only a portion of its obligations under the Novation Agreement associated with the deployment of the second licensing company despite our repeated demands. Alliacense’s inability or unwillingness to fulfill its obligations under the Novation Agreement to enable the successful deployment of the second licensing company could have a significant and adverse effect on our ability to generate revenues from the MMP portfolio.

We May Be Required To Fund Our Joint Venture’s Legal Costs.

On March 20, 2013 TPL filed a petition under Chapter 11 of the United States Bankruptcy Code, with the plan of reorganization expected to become effective in May 2015. While TPL’s bankruptcy and reorganization does not at present affect the licensing agreement between PDS and Alliacense, PDS has incurred significant legal costs in ongoing matters before the U.S. District Court. If PDS does not receive sufficient licensing revenues to pay these expenses, we may be required to pay these expenses. In the event the cost of legal actions exceeds our ability to fund these efforts, our options for additional sources of financing may be limited.

The Impact Of TPL’s Bankruptcy And Reorganization On PDS And The Future Success Of The Licensing Program Is Uncertain.

While TPL’s bankruptcy and reorganization does not appear to affect the licensing program between PDS and Alliacense, the consequences should the reorganization under Chapter 11 be unsuccessful, which could include lawsuits from creditors or a motion to convert the case to Chapter 7, would be uncertain and potentially adverse to PDS and the licensing program. For example, if the case is converted, a trustee may propose the sale of TPL’s interest in PDS to be sold to an unknown third party, if allowed by applicable law and approved by the bankruptcy court. It is unclear how that may affect the operation of PDS or the licensing program, but it may be adverse.

We Have Reported Licensing Income In Prior Fiscal Years Which May Not Be Indicative Of Our Future Income.

We have entered into license agreements through our joint venture with TPL and have reported income from the joint venture for the fiscal years 2006 to 2011 and 2013 to 2014. The joint venture has recorded a loss for the nine months ended February 28, 2015. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, and the possible effect of new judicial interpretations of patent laws, we may not receive revenues from such agreements in the future consistent with amounts received in the past, and we may not receive future revenues from license agreements at all.

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

We Have Been Involved In Multiple Disputes With Our Joint Venture Partner.

We have been involved in multiple disputes with our joint venture partner TPL and its affiliate Alliacense. During times when there are only two appointed managers of the joint venture, a deadlock can exist on important issues that may not be resolved quickly. In the event of a protracted deadlock, the joint venture may not be able to take actions when appropriate or necessary. Previously we have had to initiate formal arbitration proceedings seeking the appointment of an independent manager to the management committee of the joint venture (see Note 6 to the condensed consolidated financial statements). Although an independent manager is currently in place, we have concluded that any future absences of an independent manager may have a negative impact on the licensing program and PDS’s business.

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

PDS’s licensing revenues have declined over recent years to a point where PDS’s ability to make future payments is in substantial doubt unless licensing revenues substantially increase in the near term. In the event that PDS does not have the funds to pay one or more of the aforementioned costs, we and TPL must decide whether to contribute additional capital to PDS to fund such payments and due to TPL’s bankruptcy and reorganization, we may be required to pay these expenses without any contribution from TPL.

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

A New Law Firm Has Recently Been Engaged To Defend And Enforce Our Intellectual Property Rights.

On April 13, 2015, PDS engaged a law firm to replace the former law firm in connection with the defense and enforcement of our intellectual property rights. The new law firm will be required to spend time and resources to understand our intellectual property rights and status of the lawsuits currently in progress. The new law firm may not make the same recommendations as our former law firm and our strategies with respect to the lawsuit may change. The failure of the new law firm to quickly understand our intellectual property rights and status of the lawsuits currently in progress and implement a cohesive strategy with respect thereto could have a material adverse effect on our ability to defend and prosecute such lawsuits and, therefore, have a material adverse effect on our business, financial condition and result of operations.

We Are Dependent On A Single Law Firm To Defend And Enforce Our Intellectual Property Rights.

While PDS has recently engaged a new law firm, a single law firm continues to defend and enforce our intellectual property rights. Any significant interruption in their services, or the loss of their services for any reason, would have a material adverse effect on our ability to defend and prosecute such lawsuits and, therefore, have a material adverse effect on our business, financial condition and result of operations. The law firm’s services could be disrupted for a variety of reasons, and any disruption would have a material adverse effect on our business. Our inability to engage the services of a new law firm in a timely manner could have a substantial negative effect on our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of February 28, 2015, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of February 28, 2015, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

On February 4, 2015 Barnes & Noble, Inc. filed a motion asserting that our cause of action on the ‘336 patent was barred by the Kessler doctrine because of the ITC’s finding of non-infringement. A hearing was held on March 17, 2015 in the U.S. District Court for the Northern District of California regarding the matter. A ruling is expected shortly.

On April 10, 2015 multiple defendants in the District Court action filed a motion arguing for invalidity of the ‘749 patent. The Court has scheduled a hearing for May 19, 2015 in regards to this matter.

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

35

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

36

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

PATRIOT SCIENTIFIC CORPORATION

DATED: April 14, 2015	/S/ CLIFFORD L. FLOWERS Clifford L. Flowers Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)

38