Form 10-K
period 2015-05-31
PATRIOT SCIENTIFIC CORP
filed 2015-08-31
CIK 836564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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

Large accelerated filer [_]     Accelerated filer [_]     Non-accelerated filer [_]   (do not check if smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_]  NO [X]

Approximate aggregate market value of the registrant’s common stock held by non-affiliates on November 30, 2014 was $15,993,650 based on a closing price of $0.04 per share as reported on the OTC Electronic Bulletin Board system. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

On August 24, 2015, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

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

PART I

ITEM 1 BUSINESS

The Company

Patriot Scientific Corporation (the “Company”, “PTSC”, “we”, “us”, or “our”) is an intellectual-property licensing company with several patents (described below) covering the design of microprocessor chips. Chips with our patented technology are used throughout the world in products ranging from computers and cameras to printers, automobiles and industrial devices. Through our joint venture, Phoenix Digital Solutions, LLC (“PDS”), we pursue the commercialization of our patented microprocessor technologies through broad and open licensing and by litigating against those who may be infringing on our patents.

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

Pursuant to the Master Agreement we caused certain of our respective interests in the Microprocessor Patents to be licensed to PDS, a joint venture limited liability company owned 50% by us and 50% by TPL, and PDS engaged TPL to commercialize the Microprocessor Patents pursuant to a Commercialization Agreement among PDS, TPL and us (the “Commercialization Agreement”). Under the Commercialization Agreement, PDS granted to TPL the exclusive right to grant licenses and sub-licenses of the Microprocessor Patents and to pursue claims against violators of the Microprocessor Patents, in each case, on behalf of PDS, us, TPL and Moore, and TPL agreed to use reasonable best efforts to commercialize the Microprocessor Patents in accordance with a mutually agreed business plan. Pursuant to the Commercialization Agreement, PDS agreed to a reimbursement policy with regard to TPL’s expenses incurred in connection with the commercialization of the Microprocessor Patents. All proceeds generated by TPL in connection with the commercialization of the Microprocessor Patents were paid directly to PDS. From the inception of the Commercialization Agreement to May 31, 2015, gross license revenues to PDS totaled $308,364,535.

Pursuant to the Master Agreement, we and TPL entered into the Limited Liability Company Operating Agreement of PDS (“LLC Agreement”). We and TPL each own 50% of the membership interests of PDS, and each have the right to appoint one member of the not to exceed three (3) member management committee. The TPL and PDS appointees are required to select a mutually acceptable third member of the management committee. While there had not been a third management committee member since May 2010, as a result of our initiation of arbitration seeking the appointment of a third member, on December 16, 2014, an independent manager to the PDS management committee was selected by the arbitrator. Pursuant to the LLC Agreement, we and TPL must each contribute to the working capital of PDS and at the discretion of PDS’s management committee we may be obligated to make future contributions in equal amounts in order to maintain a working capital fund. The LLC Agreement provides that PDS shall indemnify its members, managers, officers and employees, to the fullest extent permitted by applicable law, for any liabilities incurred as a result of their involvement with PDS, if the person seeking indemnification acted in good faith and in a manner reasonably believed to be in the best interest of PDS.

On July 11, 2012, we entered into a Licensing Program Services Agreement (the “Program Agreement”) with PDS, TPL, and Alliacense Limited, LLC (“Alliacense”, an affiliate of TPL) creating an amendment to the Commercialization Agreement, and an Agreement (the “TPL Agreement”) with TPL. Pursuant to the Program Agreement, PDS engaged Alliacense to negotiate Moore Microprocessor Patent (“MMP”) portfolio licenses and to pursue claims against violators of the MMP portfolio on behalf of PDS, TPL, and the Company. The Program Agreement extended through the useful life of the MMP portfolio patents. Pursuant to the TPL Agreement, we and TPL agreed to certain allocations of obligations in connection with the engagement of Alliacense. On July 24, 2014, the Program Agreement was amended with PDS and Alliacense entering into the Amended Alliacense Services and Novation Agreement (the “Novation Agreement”). Pursuant to the Novation Agreement certain performance goals and incentives were established for Alliacense. The Novation Agreement also provided for the addition of a second licensing company, which was engaged on October 10, 2014, to complement the MMP licensing commercialization. However, Alliacense fulfilled only a portion of its obligations under the Novation Agreement associated with the deployment of the second licensing company and on May 11, 2015 Alliacense was terminated by PDS. On July 17, 2012, we entered into an Agreement with PDS, TPL, and Alliacense whereby we agreed to certain additional allocations of obligations relating to the Program Agreement.

The July 2012 and 2014 agreements facilitate an aggressive litigation strategy which currently includes actions in U.S. District Court against multiple companies alleged to be infringers of the MMP portfolio. We believe that the significant investment in legal effort and costs incurred to date at PDS is necessary for the protection of our interests in the MMP portfolio and its future success.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. On July 18, 2014, TPL and the creditors’ committee announced that a term sheet serving as the basis for a Joint Plan of Reorganization (the “Plan”) had been agreed to with the expectation that the Plan would be presented to the Bankruptcy Court for approval on September 17, 2014. The Joint Plan was confirmed by the Bankruptcy Court on February 11, 2015 with the entered confirmation order becoming final on April 2, 2015.  The Joint Plan provides that the Effective Date, which remains pending, will be the later of (i) the first business day that is at least 30 days after the entry of the confirmation order or (ii) the first Business Day on which the reorganized TPL has sufficient cash to make all payments required under the Plan on the Effective Date.

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

As of the date of this filing, we have one unexpired U.S. patent issued in 1998 on our microprocessor technology. This patent will expire in September 2015. We also have three European and two Japanese patents all expiring in October 2016. We also have six U.S. patents, six European, and one Japanese patent all of which expired between August 2009 and July 21, 2015. These patents, while expired, may have certain retrospective statutory benefits that will fully diminish six years after the patent expiration dates.

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

Employees

At May 31, 2015, we have three employees. All employees are full time. We also engage consultants and part-time persons, as needed.

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

Delays In Deploying A Licensing Agent Are Adversely Effecting Us.

PDS’s sole licensing agent implementing the MMP licensing program is Dominion Harbor Group, LLC (“Dominion”), which was appointed in October 2014. Since PDS’s previous licensing agent did not cooperate with the appointment of Dominion, Dominion has been redeveloping information and strategies that should have been transferred from the previous licensing agent. Accordingly, it has taken a significant amount of time for Dominion to develop such information and strategies. As a result, Dominion has not been able to commence revenue generating activities under the licensing program, which is having an adverse effect on our ability to generate revenues from the MMP portfolio. We do not know when Dominion will complete the development of information and strategies. Until such development is completed, we do not expect to be able to generate significant licensing revenues.

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

The Impact Of TPL’s Bankruptcy And Reorganization On PDS And The Future Success Of The Licensing Program Is Uncertain.

While TPL’s bankruptcy and reorganization does not appear to affect the licensing agreement between PDS and Alliacense, the consequences should the reorganization under Chapter 11 be unsuccessful, which could include lawsuits from creditors or a motion to convert the case to Chapter 7, would be uncertain and potentially adverse to PDS and the licensing program. For example, if the case is converted, a trustee may propose the sale of TPL’s interest in PDS to be sold to an unknown third party if allowed by applicable law and approved by the bankruptcy court. It is unclear how that may affect the operation of PDS or the licensing program, but it may be adverse.

We Have Reported Licensing Income In Prior Fiscal Years Which May Not Be Indicative Of Our Future Income.

We have entered into license agreements through our joint venture with TPL and have reported income from the joint venture for the fiscal years 2006 to 2011 and 2013 to 2014. However, the joint venture has not generated significant licensing revenues since September 2013 and the joint venture has recorded a loss for the fiscal year ended May 31, 2015. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, the possible effect of new judicial interpretations of patent laws, and delays in obtaining information necessary for the successful deployment of licensing companies to represent the MMP Portfolio, we may not receive revenues from such agreements in the future consistent with amounts received in the past, and we may not receive future revenues from license agreements at all.

We Are Dependent Upon A Joint Venture For Substantially All Of Our Income.

In June 2005, we entered into the PDS joint venture with TPL, which as a result of agreements entered into in June 2005, July 2012 and July 2014, TPL and its licensing company affiliate Alliacense had been responsible for the licensing and enforcement of our microprocessor patent portfolio. This joint venture has been the source of substantially all of our income since June 2005. While the joint venture remains in place, Alliacense was terminated by PDS on May 11, 2015. Therefore, in light of the absence of significant revenue from other sources and until one or more replacement licensing entities have been successfully deployed and demonstrate an ability to generate significant cash flows, we should be regarded as highly dependent on the success or failure of licensing and settlements occurring in conjunction with existing litigation efforts.

We Have Been Involved In Multiple Disputes With Our Joint Venture Partner.

We have been involved in multiple disputes with our joint venture partner TPL and its affiliate Alliacense. During times when there are only two appointed managers of the joint venture, a deadlock can exist on important issues that may not be resolved quickly. In the event of a protracted deadlock, the joint venture may not be able to take actions when appropriate or necessary. Previously we have had to initiate formal arbitration proceedings seeking the appointment of an independent manager to the management committee of the joint venture (see footnote 6). Although an independent manager is currently in place, we have concluded that any future absences of an independent manager may have a negative impact on the licensing program and PDS’s business.

Our Joint Venture Is At Risk For Going Concern And An Inability To Meet Certain Obligations.

PDS, our joint venture with TPL, which received a going concern opinion since its May 31, 2011 financial statements, has experienced significant declines in revenues while at the same time incurring significant legal costs associated with pending litigation with companies which we allege have infringed on our patent portfolio.

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

Our Microprocessor Patents Are In The Process Of Expiring.

We have one unexpired U.S. patent, that will expire in September 2015, and three European and two Japanese patents expiring in October 2016. We also have six U.S. patents, six European, and one Japanese patent that expired between August 2009 and July 21, 2015. While expired patents may have certain retrospective statutory benefits, their value as assets for licensing and cash generation is significantly diminished.

A Successful Challenge To Our Intellectual Property Rights Could Have A Significant And Adverse Effect On Us.

A successful challenge to our ownership of our technology or the proprietary nature of our intellectual property could materially damage our business prospects. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. With respect to our core technologies, we currently have one unexpired U.S., three European and two Japanese patents issued. Any issued patent may be challenged and invalidated. Any claims allowed from existing patents may not be of sufficient scope or strength to provide significant protection. Our competitors may also be able to design around our patents.

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

A New Law Firm Has Recently Been Engaged To Defend And Enforce Our Intellectual Property Rights.

On April 13, 2015, PDS engaged a law firm to replace the former law firm in connection with the defense and enforcement of our intellectual property rights. The new law firm has been required to spend time and resources to understand our intellectual property rights and status of the lawsuits currently in progress. The new law firm may not make the same recommendations as our former law firm and our strategies with respect to the lawsuits may change. The inability of the new law firm to quickly understand our intellectual property rights and status of the lawsuits currently in progress and implement a cohesive strategy with respect thereto could have a material adverse effect on our ability to defend and prosecute such lawsuits and, therefore, have a material adverse effect on our business, financial condition and result of operations.

We Are Dependent On A Single Law Firm To Defend And Enforce Our Intellectual Property Rights.

PDS has recently engaged a new law firm to defend and enforce our intellectual property rights. Any significant interruption in their services, or the loss of their services for any reason, would have a material adverse effect on our ability to defend and prosecute such lawsuits and, therefore, have a material adverse effect on our business, financial condition and result of operations. The law firm’s services could be disrupted for a variety of reasons, and any disruption would have a material adverse effect on our business. Our inability to engage the services of a new law firm in a timely manner could have a substantial negative effect on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease 1,371 square feet of office space located at 701 Palomar Airport Road, Suite 170, Carlsbad, California. The lease expires March 31, 2016.

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

The Court issued a first claim construction ruling in the N.D. Cal. Case on June 12, 2012, which preserved our ability to proceed on our infringement claims against Acer and HTC. Thereafter, Chief District Judge James Ware retired and the N.D. Cal. Case was reassigned to Magistrate Judge Paul S. Grewal, who held a supplemental claim construction hearing on November 30, 2012. Judge Grewal then issued a supplemental claim construction ruling on December 5, 2012, which preserved our ability to proceed with our infringement claims. On September 6, 2013 Acer entered into an MMP portfolio license agreement that also provided for the dismissal of all claims in the N.D. Cal Case, as well as the filing of a joint motion to terminate Acer as a respondent in the ITC 853 Investigation (described more fully below). On September 19, 2013 the ‘890 patent was dropped from the N.D. Cal Case pursuant to stipulation by all parties. A jury trial was held in the N.D. Cal. Case against HTC, beginning on September 23, 2013. On October 3, 2013, the jury returned a verdict in favor of us and TPL, finding that HTC had infringed the ‘336 patent with damages of $958,560. HTC appealed the jury verdict and we filed cross appeals regarding the period available for infringement damages related to the ‘890 patent. On January 7, 2015, the parties filed a stipulated motion to voluntarily dismiss the HTC appeal and our cross appeals on the basis of having reached a settlement agreement. The Federal Circuit granted that motion and dismissed the appeals the same day.

On July 24, 2012 complaints were filed on behalf of us, TPL, and PDS (collectively referred to as “Plaintiffs”) against Acer, Inc., Amazon.com, Inc., Barnes & Noble, Inc., Garmin, Ltd., HTC Corporation, Huawei Technologies Co., Ltd., Kyocera Corporation, LG Electronics, Nintendo Co., Ltd., Novatel Wireless, Inc., Samsung Electronics Co., Ltd., Sierra Wireless, Ltd. and ZTE Corporation with the U.S. International Trade Commission ("ITC") (ITC Investigation No. 337-TA-853, or the “853 Investigation”) alleging infringement of the ‘336 patent. We also filed new parallel proceedings in the U.S. District Court for the Northern District of California alleging infringement of the US 5,440,749 patent (the “‘749 patent”), and the ‘890 and ‘336 patents against Amazon.com Inc., Barnes & Noble Inc., Garmin Ltd., Huawei Technologies Co. Ltd., Kyocera Corporation, LG Electronics, Nintendo Co. Ltd., Novatel Wireless Inc., Samsung Electronics Co. Ltd., Sierra Wireless Inc., and ZTE Corporation. We subsequently reached a settlement with Sierra Wireless, Inc. Trial proceedings before the ITC began on June 3, 2013 and concluded the following week. Settlements were subsequently reached with Kyocera Corporation, Amazon.com, Inc., and Acer, Inc. An Initial Determination (“ID”) was rendered on September 6, 2013 finding that none of the remaining Respondents had infringed the ‘336 patent. We filed a petition for review of the ID with the full ITC on September 23, 2013. On February 20, 2014, the ITC provided notice affirming the September 6, 2013 ID. We have chosen not to file an appeal of the ITC decision to the United States Court of Appeals for the Federal Circuit. All of the district court actions against the new parties (i.e., all respondents other than Acer and HTC) that have not previously settled and which had been stayed pending resolution of the 853 Investigation are proceeding in front of Judge Vince Chhabria, with Judge Grewal handling all pretrial matters.

On February 4, 2015 Barnes & Noble, Inc. filed a motion asserting that our cause of action on the ‘336 patent was barred by the Kessler doctrine because of the ITC’s finding of non-infringement. A hearing was held on March 17, 2015 in the U.S. District Court for the Northern District of California regarding the matter. On May 31, 2015 Judge Grewal denied this motion. Barnes & Noble asked Judge Chhabria to reconsider this ruling but on July 22, 2015, Plaintiffs and Barnes & Noble filed a notice of settlement stating that Plaintiffs and Barnes & Noble had reached a settlement in principle. This mooted a hearing in front of Judge Chhabria regarding Barnes & Noble’s motion.

On April 10, 2015 multiple defendants in the District Court action filed a motion arguing for invalidity of the ‘749 patent. A hearing was held on May 19, 2015 regarding this matter and on July 28, 2015, Judge Grewal denied this motion as moot.

On June 30, 2015 a hearing was held on Samsung and LG’s motion to strike Plaintiffs’ infringement contentions. On July 11, 2015 Judge Grewal granted in part Samsung and LG’s motion and ordered Plaintiffs to provide amended infringement contentions in accordance with the Court’s order.

On July 1, 2015 the parties in the Novatel Wireless, Inc. action filed a stipulated motion to voluntarily dismiss all claims and counterclaims on the basis of a settlement agreement having been reached. The California district court granted that motion on July 14, 2015.

On July 27, 2015 Plaintiffs and Defendants filed a stipulation whereby each party withdrew their claims regarding the ‘749 and ‘890 patents with prejudice.

On August 26, 2015 Plaintiffs and Garmin entered into a settlement and license agreement.

Alliacense Disputes

PDS and Alliacense had been involved in multiple disputes regarding amounts asserted by Alliacense as owed by PDS.  The disputed amounts included sums for past services and advances.  On July 24, 2014, PDS and Alliacense entered into the Novation Agreement, which included provisions for resolving all of the claims in dispute for $623,000.  Of that amount, $300,000 was paid by PDS to Alliacense in November 2013, with the balance paid by PDS to Alliacense in two payments of $161,500 each on June 20, 2014 and July 25, 2014. The Novation Agreement also provided for the addition of a second licensing company, however, Alliacense fulfilled only a portion of its obligations under the Novation Agreement associated with the deployment of the second licensing company despite our repeated demands and on May 11, 2015 Alliacense was terminated by PDS.

PDS Arbitration- Independent Managing Member

In January 2014, our representative to the PDS management committee filed with the American Arbitration Association (“AAA”) a demand for arbitration pursuant to the terms of the LLC Agreement. The demand sought the appointment of a third member, referred to as the independent manager member to the PDS management committee. On December 16, 2014, the AAA appointed arbitrator selected an independent managing member from one of the nominees submitted by Patriot, thereby filling the open management committee seat.

PDS Arbitration - Alliacense Performance

In June 2015, our representative to the PDS management committee filed with the Judicial Arbitration and Mediation Services (“JAMS”) a demand for arbitration pursuant to Alliacense’s non-performance under terms of the Novation Agreement. The demand seeks a declaration of the respective rights and obligations of the parties under the Novation Agreement.

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

The following table sets forth the high and low closing bid quotations for our Common Stock for the fiscal years ended May 31, 2015 and 2014.

	BID QUOTATIONS
	HIGH	LOW
Fiscal Year Ended May 31, 2015
First Quarter	$0.07	$0.04
Second Quarter	$0.06	$0.04
Third Quarter	$0.08	$0.03
Fourth Quarter	$0.06	$0.03
	BID QUOTATIONS
	HIGH	LOW
Fiscal Year Ended May 31, 2014
First Quarter	$0.12	$0.10
Second Quarter	$0.19	$0.09
Third Quarter	$0.12	$0.05
Fourth Quarter	$0.06	$0.04

On August 24, 2015, the closing price of our stock was $0.04 per share and we had approximately 680 stockholders of record. Because most of our Common Stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy

On February 22, 2007, our Board of Directors adopted a semi-annual dividend payment policy, subject to determination by our Board of Directors in light of our financial condition, other possible applications of our available resources, and relevant business considerations. We paid no dividends during the fiscal years ended May 31, 2015 and 2014.

Equity Compensation Plan Information

Our stockholders previously approved our 2006 Stock Option Plan. The following table sets forth certain information concerning aggregate stock options authorized for issuance under our 2006 Stock Option Plan as of May 31, 2015. For a narrative description of the material features of the plan, refer to footnote 7 of our consolidated financial statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plan approved by security holders	3,335,000	$0.06	6,590,000

As of May 31, 2015, there are 6,590,000 shares available for future issuance under our 2006 Stock Option Plan.

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

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

On August 24, 2015 PDS’s cash balance was $628,528. Management’s plans for the continued operation of PDS rely on the ability of PDS to obtain license agreements to cover its operational costs. PDS has experienced a decline in licensing revenues and has not obtained significant license revenues since September 2013 and it is unclear when any additional licensing revenues may be generated.

The Novation Agreement, which amended the Program Agreement, provides for the utilization of a second licensing agent, which was engaged on October 10, 2014, in order to complement the MMP licensing commercialization, and increase the opportunity for the successful licensing of the MMP portfolio. However, Alliacense fulfilled only a portion of its obligations under the Novation Agreement associated with the deployment of the second licensing company and on May 11, 2015 Alliacense was terminated by PDS. PDS has entered into arbitration with Alliacense to seek a declaration of rights and obligations of the parties under the Novation Agreement.

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

Management expects to continue to incur significant legal expenses for the continued operation of PDS. PDS has been incurring significant third-party costs for expert testimony, depositions and other related legal costs pursuant to litigation in U.S. District Court and previously actions with the ITC Investigation No. 337-TA-853 which concluded in fiscal 2014. We could be required to make capital contributions to PDS for any future litigation related costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. A Joint Plan of Reorganization (the “Joint Plan”) between TPL and the creditor’s committee was confirmed by the Bankruptcy Court on February 11, 2015 with the entered confirmation order becoming final on April 2, 2015. The Joint Plan provides that the Effective Date, which remains pending, will be the later of (i) the first business day that is at least 30 days after the entry of the confirmation order or (ii) the first Business Day on which the reorganized company has sufficient cash to make all payments required under the Plan on the Effective Date.  We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.

Agility IP Law, LLP (patent litigation counsel for Phoenix Digital Solutions/Patriot for the assertion of the ‘336, ‘890 and ‘749 patents) dissolved their firm effective April 17, 2015. The attorneys at Agility who have worked on the assertion of the patents moved to other law firms, and are not able to continue to represent PDS/Patriot in the pending cases in the Northern District of California. However, PDS hired the firm of Nelson Bumgardner, P.C. to take over as lead trial counsel in the Northern California cases to continue protecting our intellectual property rights.

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

1. Investments in Marketable Securities

We classify our investments in marketable securities in certificates of deposit at the time of purchase as held-to-maturity and reevaluate such classifications at each balance sheet date. Held-to-maturity investments consist of securities that we have the intent and ability to retain until maturity. These securities are recorded at cost and adjusted for the amortization of premiums and discounts, which approximates fair value. Cash inflows and outflows related to the sale and purchase of investments are classified as investing activities in our consolidated statements of cash flows.

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

At May 31, 2015, our share of loss in PDS exceeds our investment in PDS by $69,342. This amount is recorded as “Cumulative losses in excess of investment in affiliated company” on our consolidated balance sheet at May 31, 2015, due to our intent to fund the working capital requirements of PDS.

At May 31, 2015, our investment in PDS is presented as a liability pursuant to accounting principles generally accepted in the United States of America. In the event our investment in PDS was to reflect an asset balance, we would review our investment in PDS to determine whether events or changes in circumstances indicate that an asset carrying amount may not be recoverable. The primary factors we would consider in our determination are the financial condition, operating performance and near term prospects of the investee. If the decline in value is deemed to be other than temporary, we would recognize an impairment loss.

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

RESULTS OF OPERATIONS

Comparison of fiscal 2015 and 2014

	May 31, 2015	May 31, 2014
Selling, general and administrative	$1,437,802	$1,660,090

Selling, general and administrative expenses decreased from approximately $1,660,000 for the fiscal year ended May 31, 2014 to approximately $1,438,000 for the fiscal year ended May 31, 2015. The decrease consisted primarily of approximately $163,000 in legal fees; approximately $92,000 of which was recovery of legal fees for PDS cases that were previously written off and approximately $7,000 of which was for PDS third member arbitration fees recovered. The remaining decrease is due to reductions in legal fees as PDS cases with the International Trade Commission were concluded in fiscal 2014. Other decreases consisted of approximately $19,000 in non-cash stock based compensation expense.

	May 31, 2015	May 31, 2014
Other income (expense):
Interest income	$10,080	$5,832
Other income	60	–
Realized loss on marketable securities	–	(347)
Equity in earnings (loss) of affiliated company	(106,923)	104,677
Total other income (expense), net	$(96,783)	$110,162

Our other income and expense for the fiscal years ended May 31, 2015 and 2014 included equity in the earnings (loss) of PDS of approximately $(107,000) and $105,000, respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the decrease in licensing revenues during fiscal 2015 as compared to the prior fiscal year.

	May 31, 2015	May 31, 2014
Loss from continuing operations before income taxes	$(1,534,585)	$(1,549,928)

Loss from continuing operations before income taxes of approximately $(1,550,000) for the fiscal year ended May 31, 2014 decreased to a loss from continuing operations before income taxes of approximately $(1,535,000) for the fiscal year ended May 31, 2015 primarily due to the decrease in our equity in earnings of PDS and approximately $163,000 in reimbursement of legal fees for PDS cases that were previously written off for the fiscal year ended May 31, 2015.

Provision for income taxes

During the fiscal years ended May 31, 2015 and 2014, we recorded a provision for income taxes related to federal and California taxes of approximately $1,600 and $6,000, respectively.

Results of Discontinued Operations

Comparison of fiscal 2015 and 2014

	May 31, 2015	May 31, 2014
Other income (expense):
Royalty income	$7,127	$89,060
Loss on sale - Vigilys	(9,000)	–
Total other income (expense), net	$(1,873)	$89,060

Royalty income decreased from approximately $89,000 to approximately $7,000 for the fiscal years ended May 31, 2015 and 2014, respectively. On April 30, 2015, the three year period during which PDSG earned royalties from the April 30, 2012 sale of PDSG assets expired. The fiscal year 2015 loss on sale of Vigilys amount of $(9,000) represents PDSG’s write-off of the uncollectible balance due on the sale of the Vigilys assets.

Income (loss) from discontinued operations, net

We recorded a net loss from discontinued operations for the fiscal year ended May 31, 2015 of $(1,873) and net income from discontinued operations for the fiscal year ended May 31, 2014 of $89,060.

Net loss

We recorded a net loss for the fiscal years ended May 31, 2015 and 2014 of $(1,538,028) and $(1,466,867), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash, cash equivalents and short-term marketable securities balances decreased from approximately $6,418,000 as of May 31, 2014 to approximately $5,134,000 as of May 31, 2015. We also have a restricted cash balance amounting to approximately $21,000 as of May 31, 2015 and 2014. Total current assets decreased from approximately $6,700,000 as of May 31, 2014 to approximately $5,176,000 as of May 31, 2015. Total current liabilities amounted to approximately $96,000 and approximately $290,000 as of May 31, 2015 and May 31, 2014, respectively. The change in our working capital position as of May 31, 2015 as compared with May 31, 2014 results primarily from the fact that we did not receive sufficient distributions from PDS to cover our operating expenses and utilized cash on hand to pay such expenses.

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

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. A Joint Plan of Reorganization (the “Joint Plan”) between TPL and the creditor’s committee was confirmed by the Bankruptcy Court on February 11, 2015 with the entered confirmation order becoming final on April 2, 2015. The Joint Plan provides that the Effective Date, which remains pending, will be the later of (i) the first business day that is at least 30 days after the entry of the confirmation order or (ii) the first Business Day on which the reorganized company has sufficient cash to make all payments required under the Plan on the Effective Date.  We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.

Cash Flows From Operating Activities

Cash used in operating activities of continuing operations for the fiscal years ended May 31, 2015 and 2014 was approximately $1,400,000 and $1,577,000, respectively. The principal components of the current fiscal year were the net loss from continuing operations of approximately $1,536,000 and changes in accounts payable of approximately $191,000 offset by the equity in loss of affiliated company of approximately $107,000 and changes in prepaid expenses of approximately $188,000. The principal component of the prior fiscal year was the loss from continuing operations of approximately $1,556,000 and the equity in earnings of affiliated company of approximately $105,000.

Cash provided by operating activities of discontinued operations for the fiscal years ended May 31, 2015 and 2014 was approximately $56,000 and $72,000, respectively. Cash provided by discontinued operations activities relates to royalty revenue received during the periods.

Cash Flows From Investing Activities

Cash used in investing activities for the fiscal years ended May 31, 2015 and 2014 was approximately $692,000 and approximately $1,131,000, respectively. Cash activities for the current and prior fiscal years were primarily attributable to purchases and sales of marketable securities and distributions from PDS.

Cash Flows From Financing Activities

Cash used in financing activities for the fiscal year ended May 31, 2014 was approximately $221,000 which was used to purchase our common stock for treasury.

Capital Resources

Our current liquid cash resources as of May 31, 2015, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our primary significant source of cash generation. In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash, cash equivalents and short-term investment position of $5,134,466 at May 31, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-15, "Presentation of Financial Statements – Going Concern." ASU 2014-15 provides guidance in generally accepted accounting principles about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and for annual periods and interim periods thereafter (fiscal year 2017 for the Company). Early adoption is permitted. We have not yet determined the potential effects of the adoption of ASU 2014-15 on our consolidated financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2015 based on the criteria set forth in Internal Control — Integrated Framework - 2013 update issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2015.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table and biographical summaries set forth information, including principal occupation, business experience, other directorships and director qualifications concerning the members of our Board of Directors and our executive officer as of May 31, 2015. There is no blood or other familial relationship between or among our directors or executive officer.

NAME	AGE	POSITION and TERM
Carlton M. Johnson, Jr.	55	Director (since August 2001)
Gloria H. Felcyn	68	Director (since October 2002)
Clifford L. Flowers	57	Chief Financial Officer/Secretary (since September 17, 2007) Interim CEO (since October 5, 2009) Director (since January 19, 2011)

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

Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during fiscal year 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation of the named executive officers for the fiscal years ended May 31, 2015 and 2014.  For fiscal 2015 and 2014, the named executive officers are our Interim Chief Executive Officer and our Chief Financial Officer.

Summary Compensation Table

For Fiscal Years Ended May 31, 2015 and 2014

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($) (2)	Total Compensation ($)
Clifford L. Flowers, Interim	2015	$327,750	$–	$12,963	$9,896	$350,609
CEO and CFO

Clifford L. Flowers, Interim	2014	327,750	–	8,213	10,200	346,163
CEO and CFO

1.	Represents the aggregate grant date fair value of grants awarded in fiscal 2015 and 2014 computed in accordance with authoritative guidance issued by the Financial Accounting Standards Board.

2.	See the All Other Compensation Table below for details of the total amounts represented.

All Other Compensation Table

For Fiscal Years Ended May 31, 2015 and 2014

Name and Principal Position	Year	401(k) Company Match ($)	Total ($)
Clifford L. Flowers, Interim	2015	$9,896	$9,896
CEO and CFO

Clifford L. Flowers, Interim	2014	10,200	10,200
CEO and CFO

The following table shows the number of shares covered by exercisable and un-exercisable options held by our named executive officers as of May 31, 2015.

Outstanding Equity Awards

As of May 31, 2015

Name	Number of Securities Underlying Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date
Clifford L. Flowers	75,000	-	$0.10	6/3/2015
Clifford L. Flowers	100,000	-	$0.12	6/4/2018
Clifford L. Flowers	600,000	-	$0.03	5/4/2020

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

Director Compensation

As described more fully below, this table summarizes the annual cash compensation for our non-employee directors during the fiscal year ended May 31, 2015.

Director Compensation

For Fiscal Year Ended May 31, 2015

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(3)	All Other Compensation	Total Compensation ($)
Carlton M. Johnson, Jr.	$122,400	(1)	$10,802	$--	$133,202
Gloria H. Felcyn	96,000	(2)	10,802	--	106,802

1.	Consists of $28,800 board fee, $36,000 Phoenix Digital Solutions, LLC management committee fee, $28,800 Compensation Committee Chair fee and $28,800 Executive Committee Chair fee.

2.	Consists of $28,800 board fee and $67,200 Audit Committee Chair fee.

3.	Represents the aggregate grant date fair value of grants awarded in fiscal 2015 computed in accordance with authoritative guidance issued by the Financial Accounting Standards Board.

Director Outstanding Equity Awards

As of May 31, 2015

Name	Number of Securities Underlying Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date
Carlton M. Johnson, Jr.	250,000	-	$0.10	6/3/2015
Carlton M. Johnson, Jr.	300,000	-	$0.12	6/4/2018
Carlton M. Johnson, Jr.	500,000	-	$0.03	5/4/2020

Name	Number of Securities Underlying Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date
Gloria H. Felcyn	250,000	-	$0.10	6/3/2015
Gloria H. Felcyn	300,000	-	$0.12	6/4/2018
Gloria H. Felcyn	500,000	-	$0.03	5/4/2020

Directors who are not our employees are compensated for their service as a director as shown in the table below:

Schedule of Director Fees

May 31, 2015

Compensation Item	Amount
Board	$28,800
Audit Committee Chair	67,200
Compensation Committee Chair	28,800
Executive Committee Chair	28,800
Phoenix Digital Solutions, LLC Management Committee Board Member	36,000

All retainers are paid in monthly installments.

Other

We reimburse all directors for travel and other necessary business expenses incurred in the performance of their services for us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 24, 2015, the stock ownership of each of our officers and directors, of all our officers and directors as a group, and of each person known to us to be a beneficial owner of 5% or more of our Common Stock. The number of shares of Common Stock outstanding as of August 24, 2015, was 401,392,948. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. Each individual’s address is 701 Palomar Airport Road, Suite 170, Carlsbad, California 92011-1045.

Name	Amount & Nature of Beneficial Ownership	Percent of Class
Gloria H. Felcyn, CPA	1,751,690 (1)	*
Carlton M. Johnson, Jr.	1,325,000 (2)	*
Clifford L. Flowers	775,000 (3)	*
All directors & officers as a group (3 persons)	3,851,690 (4)	0.96%

*Less than 1%

(1)	Includes 800,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 24, 2015.

(2)	Includes 800,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 24, 2015.

(3)	Includes 700,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 24, 2015.

(4)	Includes 2,300,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 24, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Directors, Executive Officers and Principal Stockholders

There were no transactions, or series of transactions during the fiscal years ended May 31, 2015 or 2014, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $120,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater stockholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest other than as described below.

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

Audit Fees

During the fiscal years ended May 31, 2015 and 2014, the aggregate fees billed by our principal accountants for professional services rendered for the audit of our annual consolidated financial statements, and reviews of quarterly consolidated financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings were $91,850 and $103,400, respectively.

Audit-Related Fees

None.

Tax Fees

During the fiscal years ended May 31, 2015 and 2014, the aggregate fees billed by our principal accountants for tax compliance, tax advice and tax planning rendered on our behalf were $12,525 and $12,200, respectively, which are related to the preparation of federal and state income tax returns.

All Other Fees

Our principal accountants billed no other fees for the fiscal years ended May 31, 2015 and 2014, except as disclosed above.

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

Patriot Scientific Corporation

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended May 31, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the Years Ended May 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended May 31, 2015 and 2014

Notes to Consolidated Financial Statements

Phoenix Digital Solutions, LLC

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Balance Sheets as of May 31, 2015 and 2014

Statements of Operations for the Years Ended May 31, 2015 and 2014

Statements of Members’ Equity (Deficit) for the Years Ended May 31, 2015 and 2014

Statements of Cash Flows for the Years Ended May 31, 2015 and 2014

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

25

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

26

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

10.10

Letter agreement dated October 10, 2014 between Phoenix Digital Solutions, LLC and Dominion Harbor Group, LLC, incorporated by reference to Exhibit 10.10 to Form 10-Q filed April 14, 2015 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement.)

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

27

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

28

Patriot Scientific Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Patriot Scientific Corporation

We have audited the accompanying consolidated balance sheets of Patriot Scientific Corporation and subsidiaries (the “Company”) as of May 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patriot Scientific Corporation and subsidiaries as of May 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

August 31, 2015

Patriot Scientific Corporation

Consolidated Balance Sheets

May 31,	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,679,360	$4,716,208
Restricted cash and cash equivalents	21,229	21,123
Marketable securities	2,455,106	1,701,647
Prepaid income tax	4,785	–
Prepaid expenses and other current assets	15,582	203,146
Current assets of discontinued operations	–	57,477
Total current assets	5,176,062	6,699,601

Property and equipment, net	2,440	2,775
Other assets	3,036	3,036
Investment in affiliated company	–	95,981
Total assets	$5,181,538	$6,801,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,459	$224,059
Accrued expenses and other	57,305	62,485
Income tax payable	–	3,599
Total current liabilities	95,764	290,143

Cumulative losses in excess of investment in affiliated company	69,342	–
Total liabilities	165,106	290,143

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at May 31, 2015 and 2014	4,382	4,382
Additional paid-in capital	77,444,062	77,400,852
Accumulated deficit	(57,806,144)	(56,268,116)
Common stock held in treasury, at cost – 36,849,670 shares at May 31, 2015 and 2014	(14,625,868)	(14,625,868)
Total stockholders’ equity	5,016,432	6,511,250
Total liabilities and stockholders’ equity	$5,181,538	$6,801,393

See accompanying notes to consolidated financial statements

Patriot Scientific Corporation

Consolidated Statements of Operations

Years Ended May 31,	2015	2014
Operating expenses:
Selling, general and administrative	$1,437,802	$1,660,090
Total operating expenses	1,437,802	1,660,090

Other income (expense):
Interest income	10,080	5,832
Other income	60	–
Realized loss on marketable securities	–	(347)
Equity in earnings (loss) of affiliated company	(106,923)	104,677
Total other income (expense), net	(96,783)	110,162

Loss from continuing operations before income taxes	(1,534,585)	(1,549,928)

Provision for income taxes	1,570	5,999

Loss from continuing operations	(1,536,155)	(1,555,927)

Income (loss) from discontinued operations, net	(1,873)	89,060

Net loss	$(1,538,028)	$(1,466,867)

Basic and diluted loss per common share:
Loss from continuing operations	$–	$–
Income (loss) from discontinued operations	$–	$–
Net loss	$–	$–

Weighted average number of common shares outstanding – basic	398,548,318	401,448,304
Weighted average number of common shares outstanding – diluted	398,548,318	401,448,304

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
Balance, June 1, 2013	405,247,405	$4,382	$77,338,434	$(54,801,249)	$(14,404,394)	$8,137,173
Share-based compensation	–	–	62,418	–	–	62,418
Purchase of common stock for treasury	(3,854,457)	–	–	–	(221,474)	(221,474)
Net loss	–	–	–	(1,466,867)	–	(1,466,867)
Balance, May 31, 2014	401,392,948	4,382	77,400,852	(56,268,116)	(14,625,868)	6,511,250
Share-based compensation	–	–	43,210	–	–	43,210
Net loss	–	–	–	(1,538,028)	–	(1,538,028)
Balance, May 31, 2015	401,392,948	$4,382	$77,444,062	$(57,806,144)	$(14,625,868)	$5,016,432

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation

Consolidated Statements of Cash Flows

Years Ended May 31,	2015	2014
Operating activities:
Net loss	$(1,538,028)	$(1,466,867)
Less: Net income (loss) from discontinued operations	(1,873)	89,060
Net loss from continuing operations	(1,536,155)	(1,555,927)
Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Depreciation	2,054	2,303
Share-based compensation	43,210	62,418
Accrued interest income added to investments	(4,645)	(2,104)
Equity in (earnings) loss of affiliated company	106,923	(104,677)
Realized loss on sale of marketable securities	–	347
Changes in operating assets and liabilities:
Accounts receivable – affiliated company	–	16,538
Prepaid income tax	(4,783)	–
Prepaid expenses and other current assets	187,564	(8,245)
Accounts payable, accrued expenses, and other	(190,780)	8,809
Income taxes payable	(3,599)	3,599
Net cash used in operating activities of continuing operations	(1,400,211)	(1,576,939)
Net cash provided by operating activities of discontinued operations	55,604	72,266
Net cash used in operating activities	(1,344,607)	(1,504,673)

Investing activities:
Proceeds from sales of marketable securities	1,951,078	1,197,619
Purchases of marketable securities	(2,700,000)	(2,703,151)
Purchases of property and equipment	(1,719)	–
Distributions from affiliated company	58,400	375,000
Net cash used in investing activities	(692,241)	(1,130,532)

Financing activities:
Repurchase of common stock for treasury	–	(221,474)
Net cash used in financing activities	–	(221,474)
Net decrease in cash and cash equivalents	(2,036,848)	(2,856,679)
Cash and cash equivalents, beginning of year	4,716,208	7,572,887
Cash and cash equivalents, end of year	$2,679,360	$4,716,208

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$9,954	$3,900
Cash receipts from income tax refunds	$–	$1,500

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

Our current liquid cash resources as of May 31, 2015, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $5,134,466 at May 31, 2015.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. A Joint Plan of Reorganization (the “Joint Plan”) between TPL and the creditor’s committee was confirmed by the Bankruptcy Court on February 11, 2015 with the entered confirmation order becoming final on April 2, 2015.  The Joint Plan provides that the Effective Date, which remains pending, will be the later of (i) the first business day that is at least 30 days after the entry of the confirmation order or (ii) the first Business Day on which the reorganized TPL has sufficient cash to make all payments required under the Plan on the Effective Date. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated balance sheets at May 31, 2015 and 2014 and consolidated statements of operations for the fiscal years ended May 31, 2015 and 2014 includes our accounts and those of our wholly owned subsidiary PDSG which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

PDSG is being presented as discontinued operations in the consolidated statements of operations for all periods presented. See “Discontinued Operations” below for additional information.

Discontinued Operations

On February 17, 2012 our board of directors authorized management to sell the assets of PDSG due to the inability of PDSG to meet its business plan and continuing projected negative cash flows. In accordance with authoritative guidance we have classified the assets, liabilities, operations and cash flows of PDSG as discontinued operations for all periods presented. During March 2012, we entered into an interim agreement with the purchaser of the assets of PDSG which required the purchaser to pay PDSG $93,450 to subsidize the April 2012 expenses of PDSG during the sale transaction negotiations. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years. From April 30, 2012 to May 31, 2015, the gain on the asset sale of PDSG is approximately $101,000.

Summarized operating results of discontinued operations for the fiscal years ended May 31, 2015 and 2014 are as follows:

	May 31, 2015	May 31, 2014
Gain (loss) on sale of discontinued operations	$(1,873)	$89,060
Income (loss) before income taxes	$(1,873)	$89,060
Income (loss) from discontinued operations	$(1,873)	$89,060

PDSG activity for the fiscal year ended May 31, 2015 and 2014 consists of PDSG royalty revenues of $7,127 and $89,060, respectively. Additional activity for the fiscal year ended May 31, 2015 includes a $9,000 write-off of the receivable due to PDSG on the balance of the sale of Vigilys assets.

The following table summarizes the carrying amount of the major classes of assets and liabilities of PDSG classified as discontinued operations at May 31, 2015 and May 31, 2014:

	May 31, 2015	May 31, 2014
Current assets:
Other current assets	$–	$57,477

Financial Instruments and Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, and investments in marketable securities.

We invest our cash and cash equivalents primarily in money market mutual funds and certificates of deposit. Cash and cash equivalents are maintained with high quality financial institutions, the composition and maturities of which are regularly monitored by management. At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation. We perform ongoing evaluations of these financial institutions to limit our concentration of risk exposure.

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

Restricted cash and cash equivalents at May 31, 2015 and 2014 consist of a savings account held as collateral for our corporate credit card account.

At May 31, 2015 and 2014 our short-term marketable securities in the amount of $2,455,106 and $1,701,647 consist of certificates of deposit with various financial institutions, with maturity dates of twelve months or less.

Investments in Marketable Securities

We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. Our investments in marketable securities have been classified and accounted for as held-to-maturity based on management’s investment intentions relating to these securities. Held-to-maturity marketable securities are stated at amortized cost. Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income (loss). We follow the authoritative guidance to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in fair value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Investment in Affiliated Company (continued)

At May 31, 2015, our share of loss in PDS exceeds our investment in PDS by $69,342. This amount is recorded as “Cumulative losses in excess of investment in affiliated company” on our consolidated balance sheet at May 31, 2015, due to our intent to fund the working capital requirements of PDS.

At May 31, 2015, our investment in PDS is presented as a liability pursuant to accounting principles generally accepted in the United States of America. In the event our investment in PDS was to reflect an asset balance, we would review our investment in PDS to determine whether events or changes in circumstances indicate that an asset carrying amount may not be recoverable. The primary factors we would consider in our determination are the financial condition, operating performance and near term prospects of the investee. If the decline in value is deemed to be other than temporary, we would recognize an impairment loss.

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

For the fiscal years ended May 31, 2015 and 2014 potential common shares of 3,335,000 and 1,335,000, respectively, related to our outstanding options were not included in the calculation of diluted loss per share for continuing and discontinued operations as we recorded a loss. Had we reported net income for the years ended May 31, 2015 and 2014 2,000,000 and no additional shares, respectively, of common stock would have been included in the calculation of diluted income per share for continuing and discontinued operations. For the fiscal years ended May 31, 2015 and 2014, we excluded the PDSG escrow shares of 2,844,630 in the calculation of diluted loss per share for continuing and discontinued operations as we recorded a loss.

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

Intellectual Property Rights

PDS, our investment in affiliated company, relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We have one unexpired U.S. patent issued in 1998 on our microprocessor technology. This patent will expire in September 2015. We also have three European and two Japanese patents all expiring in October 2016. We also have six U.S. patents, six European, and one Japanese patent all of which expired between August 2009 and July 21, 2015. These patents, while expired, may have certain retrospective statutory benefits that will fully diminish six years after the patent expiration date. The patent useful life for purposes of negotiating licenses is finite and these patents are subject to legal challenges, which in combination with the limited life, could adversely impact the stream of revenues. A successful challenge to the ownership of the technology or the proprietary nature of the intellectual property would materially damage business prospects. Any issued patent may be challenged and invalidated.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-15, "Presentation of Financial Statements – Going Concern." ASU 2014-15 provides guidance in generally accepted accounting principles about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and for annual periods and interim periods thereafter (fiscal year 2017 for the Company). Early adoption is permitted. We have not yet determined the potential effects of the adoption of ASU 2014-15 on our consolidated financial statements.

3. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash and cash equivalents at May 31, 2015 and 2014 consist of deposits in a savings account required to be held as collateral for our corporate credit card.

At May 31, 2015 and 2014, our current portion of marketable securities in the amount of $2,455,106 and $1,701,647, respectively, consists of the par value plus accrued interest of our time deposits. These marketable securities are classified as held-to-maturity and are reported at amortized cost, which approximates fair market value.

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

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

		Fair Value Measurements at May 31, 2015 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$297,259	$297,259	$–	$–
Money market funds	2,382,101	2,382,101	–	–
Restricted cash and cash equivalents	21,229	21,229	–	–
Marketable securities:
Short-term:
Certificates of deposit	2,455,106	–	2,455,106	–
Total	$5,155,695	$2,700,589	$2,455,106	$–

		Fair Value Measurements at May 31, 2014 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$340,555	$340,555	$–	$–
Money market funds	4,375,653	4,375,653	–	–
Restricted cash and cash equivalents	21,123	21,123	–	–
Marketable securities:
Short-term:
Certificates of deposit	1,701,647	–	1,701,647	–
Total	$6,438,978	$4,737,331	$1,701,647	$–

We purchase certificates of deposit with varying maturity dates greater than three months. The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2015:

	May 31, 2015
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in one year or less	$2,455,106	$–	$2,455,106

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

We purchase certificates of deposit with varying maturity dates greater than three months. The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2014:

	May 31, 2014
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in one year or less	$1,701,647	$–	$1,701,647

4. Property and Equipment

Property and equipment consisted of the following at May 31, 2015 and 2014:

	2015	2014
Computer equipment and software	$24,919	$25,767
Furniture and fixtures	20,665	21,176
	45,584	46,943
Less: accumulated depreciation	(43,144)	(44,168)
Net property and equipment	$2,440	$2,775

Depreciation expense related to property and equipment was $2,054 and $2,303 for the years ended May 31, 2015 and 2014, respectively.

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

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There had not been a third management committee member since May 2010, however, as a result of our initiation of arbitration seeking the appointment of a third member, on December 16, 2014, an independent manager to the PDS management committee was selected by the arbitrator (see Note 9). Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. No such contributions were made during the fiscal years ended May 31, 2015 and 2014. Distributable cash and allocation of profits and losses have been allocated to the members in the priority defined in the LLC Agreement.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Investment in Affiliated Company (continued)

PDS previously reimbursed TPL for payment of all legal and third-party expert fees and other related third-party costs and expenses, although the majority of third-party costs are now paid directly by PDS. During the fiscal years ended May 31, 2015 and 2014, PDS expensed $1,247,969 and $2,300,323, respectively, pursuant to the agreement. These expenses are recorded in the accompanying PDS statements of operations presented below net of $20,546 and $400,708, for fiscal 2015 and 2014, respectively, of legal fee reversals previously expensed and recorded as accounts payable to TPL as the statute of limitations had expired.

On July 11, 2012, we entered into the Program Agreement with PDS, TPL, and Alliacense, and an Agreement (the “TPL Agreement”) with TPL. Pursuant to the Program Agreement, PDS engaged Alliacense to negotiate MMP portfolio licenses and to pursue claims against violators of the MMP portfolio on behalf of PDS, TPL, and the Company. The Program Agreement continued through the useful life of the MMP portfolio patents. Pursuant to the TPL Agreement, we and TPL agreed to certain allocations of obligations in connection with the engagement of Alliacense. On July 24, 2014, the Program Agreement was amended with PDS and Alliacense entering into the Amended Alliacense Services and Novation Agreement (the “Novation Agreement”). Pursuant to the Novation Agreement certain performance goals and incentives were established for Alliacense. The Novation Agreement also provided for the addition of a second licensing company, which was engaged on October 10, 2014, to complement the MMP licensing commercialization. However, Alliacense fulfilled only a portion of its obligations under the Novation Agreement associated with the deployment of the second licensing company and on May 11, 2015, Alliacense was terminated by PDS.

On July 17, 2012, we entered into an Agreement with PDS, TPL, and Alliacense whereby we agreed to certain additional allocations of obligations relating to the Program Agreement.

Pursuant to the Program Agreement, PDS had committed to Alliacense a quarterly amount of $500,000 which represented the licensing services fees due Alliacense, subject to a contingency arrangement which provided for a percentage on future revenues, for its efforts to secure licensing agreements on behalf of PDS. During fiscal 2014, PDS discontinued these payments which were formally eliminated by terms of the Novation Agreement. These payments had replaced the quarterly amounts previously paid to TPL pursuant to the Commercialization Agreement. During the fiscal year ended May 31, 2014 PDS expensed $956,353 pursuant to this contractual obligation. These expenses are recorded in the accompanying PDS statement of operations for the fiscal year ended May 31, 2014 presented below.

Pursuant to the Program Agreement, PDS was contractually obligated to pay Alliacense litigation support fees relating to Alliacense’s special work and effort regarding internal costs related to MMP maintenance and litigation support including support in the U.S. District Court and the complaints filed on behalf of TPL, PDS and us with the ITC. During the fiscal years ended May 31, 2015 and 2014, PDS reversed $(24,598) and expensed $184,435, respectively, pursuant to this contractual obligation. Future litigation support payments to Alliacense relating to the ITC litigation had been subject to a contingency arrangement which provided for a percentage of future recoveries in these actions. The Novation Agreement eliminated the Program Agreement’s litigation support activity by Alliacense. These reversals and expenses are recorded in the accompanying PDS statements of operations for the fiscal years ended May 31, 2015 and 2014 presented below.

Pursuant to the Novation Agreement, the PDS paid Alliacense licensing fees of $155,600 during the fiscal year ended May 31, 2015.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Investment in Affiliated Company (continued)

During the fiscal years ended May 31, 2015 and 2014, PDS paid Alliacense $323,000 and $300,000, respectively, against multiple outstanding disputed items in connection with a settlement of these items (see Note 9).

During January 2013, TPL and Moore settled their litigation. Terms of the settlement include the payment by PDS to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever comes first. Per terms of the agreement PDS paid Moore $150,000 on the settlement date and will pay Moore $16,667 per month from August 2013 through January 2014 and $20,833 per month beginning February 2014 through January 2017. During the fiscal years ended May 31, 2015 and 2014, PDS paid Moore $249,996 and $183,334, respectively, pursuant to this contractual obligation. These expenses are recorded in the accompanying PDS statements of operations for the fiscal years ended May 31, 2015 and 2014 presented below.

During the fiscal year ended May 31, 2014, we expensed $92,050 of legal fees on behalf of PDS.

We are accounting for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net loss during the fiscal year ended May 31, 2015 of $106,923 as a decrease in our investment. We have recorded our share of PDS’s net income during the fiscal year ended May 31, 2014 of $104,677 as an increase in our investment. Cash distributions of $58,400 and $375,000 received from PDS during the years ended May 31, 2015 and 2014, respectively, have been recorded as a reduction in our investment. We have recorded our share of PDS’s net income and loss as “Equity in earnings (loss) of affiliated company” in the accompanying consolidated statements of operations for the years ended May 31, 2015 and 2014, respectively.

During the fiscal years ended May 31, 2015 and 2014, PDS entered into licensing agreements with third parties, pursuant to which PDS recognized revenues of $1,820,000 and $5,022,000, respectively.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. A Joint Plan of Reorganization (the “Joint Plan”) between TPL and the creditor’s committee was confirmed by the Bankruptcy Court on February 11, 2015 with the entered confirmation order becoming final on April 2, 2015.  The Joint Plan provides that the Effective Date, which remains pending, will be the later of (i) the first business day that is at least 30 days after the entry of the confirmation order or (ii) the first Business Day on which the reorganized company has sufficient cash to make all payments required under the Plan on the Effective Date.  We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements. If we determine that it is appropriate to consolidate PDS, we would measure the assets, liabilities and noncontrolling interests of PDS at their fair values at the date that we have the controlling financial interest.

PDS’s balance sheets at May 31, 2015 and 2014 and statements of operations for the years ended May 31, 2015 and 2014 are as follows:

Balance Sheets

Assets:

	2015	2014
Cash	$442,621	$1,063,536
Prepaid expenses	26,644	247,776
Total assets	$469,265	$1,311,312

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Investment in Affiliated Company (continued)

Liabilities and Members’ Equity (Deficit):

	2015	2014
Related party payables and accrued expenses	$607,949	$1,107,560
Income tax payable	–	11,790
Members’ equity (deficit)	(138,684)	191,962
Total liabilities and members’ equity (deficit)	$469,265	$1,311,312

Statements of Operations

	2015	2014
Revenues	$1,820,000	$5,022,000
Expenses	1,673,046	4,393,655
Operating income	146,954	628,345
Income before provision for income taxes and foreign taxes	146,954	628,345
Provision for income taxes and foreign taxes	360,800	418,990
Net income (loss)	$(213,846)	$209,355

We review our investment in PDS to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near term prospects of PDS. If a decline in value is deemed to be other than temporary, we would recognize an impairment loss.

6. Accrued Expenses and Other

At May 31, 2015 and 2014, accrued expenses and other consisted of the following:

	2015	2014
Accrued lease obligation	$2,478	$2,088
Compensation and benefits	54,827	60,397
	$57,305	$62,485

7. Stockholders’ Equity

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market. The repurchase plan has no maximum number of shares and is solely at the discretion of the Board of Directors. The repurchase plan has no set expiration date.

There were no share repurchases during the year ended May 31, 2015.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

The following table summarizes share repurchases during the year ended May 31, 2014:

2014
Number of shares repurchased	3,854,457
Aggregate cost	$221,474

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

	Year Ended May 31, 2015	Year Ended May 31, 2014

Expected term	5 yrs	5 yrs
Expected volatility	94%	88%
Risk-free interest rate	1.51%	1.05%

A summary of option activity for the year ended May 31, 2015 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2014	1,335,000	$0.11
Options granted	2,000,000	$0.03
Options exercised	–	$–
Options forfeited	–	$–
Options outstanding at May 31, 2015	3,335,000	$0.06	3.65	$–
Options vested and expected to vest at May 31, 2015	3,335,000	$0.06	3.65	$–
Options exercisable at May 31, 2015	3,335,000	$0.06	3.65	$–

The weighted average grant date fair value of options granted during the fiscal year ended May 31, 2015 was $0.02 per option.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

The aggregate intrinsic value in the table above represents the differences in market price at the close of the fiscal year ($0.03 per share on May 31, 2015) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.03) on May 31, 2015.

The following table summarizes employee and director stock-based compensation expense for the fiscal years ended May 31, 2015 and 2014, which was recorded as follows:

	Year Ended	Year Ended
	May 31, 2015	May 31, 2014
Selling, general and administrative expense	$43,210	$62,418

2006 Stock Option Plan

The 2006 Stock Option Plan, as amended, which expires in March 2016, provides for the granting of options to acquire up to 10,000,000 shares, with a limit of 8,000,000 Incentive Stock Option (“ISO”) shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2006 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal years ended May 31, 2015 and 2014, we granted options to employees and directors to purchase 2,000,000 and 760,000 shares, respectively, of our common stock under this plan, none of which were ISOs. As of May 31, 2015, options to purchase 3,335,000 shares of common stock are outstanding under the 2006 Stock Option Plan.

8. Income Taxes

The provision for income taxes from continuing operations is as follows for the years ended May 31:

	2015	2014
Current:
Federal	$1,599	$1,170
State	(29)	4,829
Total current	1,570	5,999

Deferred:
Federal	(612,594)	(492,332)
State	104,012	(129,766)
Total deferred	(508,582)	(622,098)
Valuation allowance	508,582	622,098
Total deferred	–	–
Total provision	$1,570	$5,999

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Income Taxes (continued)

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended May 31:

	2015		2014

Statutory federal income tax rate	35.0%		35.0%
State income tax rate, net of Federal effect	–%		(0.2%	)
Change in tax rate	(1.0%	)	(1.0%	)
Stock option expense	–%		(0.3%	)
Other	(0.1%	)	(0.1%	)
Change in valuation allowance	(34.0%	)	(33.8%	)
Effective income tax rate	(0.1%	)	(0.4%	)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets from continuing operations are as follows as of May 31:

	2015	2014
Current deferred tax assets:
State taxes	$815	$1,642
Accrued expenses	14,930	16,441
Prepaids	–	(1,448)
Less: valuation allowance	(15,745)	(16,635)
Total net current deferred tax asset	–	–

Long-term deferred tax assets (liabilities):
Investment in affiliated company	1,203,000	1,242,400
Basis difference in property and equipment	(377)	(718)
Basis difference in intangibles	18,335	18,334
Stock based compensation expense	246,139	247,688
Impairment of note receivable	331,896	331,896
Capital loss carryover	225,603	225,454
Net operating loss carryforwards	9,709,955	9,156,427
Credit carryover	107,017	110,615
Valuation allowance	(11,841,568)	(11,332,096)
Total net long-term deferred tax asset	–	–
Net deferred tax asset	$–	$–

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Income Taxes (continued)

We have federal and state net operating loss carryforwards available to offset future taxable income of approximately $22,744,000 and $22,365,000, respectively, at May 31, 2015. These carryforwards begin to expire in the years ending May 31, 2025 and 2015, respectively.

We follow authoritative guidance which defines criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Interest and penalties relating to underpayment of income taxes are recorded in general and administrative expense. As of May 31, 2015, we are subject to U.S. Federal income tax examinations for the tax years May 31, 2003 through May 31, 2015, and we are subject to state and local income tax examinations for the tax years May 31, 2003 through May 31, 2015 due to the carryover of net operating losses related to PDSG from previous years.

We have no liability relating to unrecognized tax benefits under the authoritative guidance for the fiscal years ended May 31, 2015 and 2014.

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

The Court issued a first claim construction ruling in the N.D. Cal. Case on June 12, 2012, which preserved our ability to proceed on our infringement claims against Acer and HTC. Thereafter, Chief District Judge James Ware retired and the N.D. Cal. Case was reassigned to Magistrate Judge Paul S. Grewal, who held a supplemental claim construction hearing on November 30, 2012. Judge Grewal then issued a supplemental claim construction ruling on December 5, 2012, which preserved our ability to proceed with our infringement claims. On September 6, 2013 Acer entered into an MMP portfolio license agreement that also provided for the dismissal of all claims in the N.D. Cal Case, as well as the filing of a joint motion to terminate Acer as a respondent in the ITC 853 Investigation (described more fully below). On September 19, 2013 the ‘890 patent was dropped from the N.D. Cal Case pursuant to stipulation by all parties. A jury trial was held in the N.D. Cal. Case against HTC, beginning on September 23, 2013. On October 3, 2013, the jury returned a verdict in favor of us and TPL, finding that HTC had infringed the ‘336 patent with damages of $958,560. HTC appealed the jury verdict and we filed cross appeals regarding the period available for infringement damages related to the ‘890 patent. On January 7, 2015, the parties filed a stipulated motion to voluntarily dismiss the HTC appeal and our cross appeals on the basis of having reached a settlement agreement. The Federal Circuit granted that motion and dismissed the appeal the same day.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Commitments and Contingencies (continued)

On July 24, 2012 complaints were filed on behalf of us, TPL, and PDS (collectively referred to as “Plaintiffs”) against Acer, Inc., Amazon.com, Inc., Barnes & Noble, Inc., Garmin, Ltd., HTC Corporation, Huawei Technologies Co., Ltd., Kyocera Corporation, LG Electronics, Nintendo Co., Ltd., Novatel Wireless, Inc., Samsung Electronics Co., Ltd., Sierra Wireless, Ltd. and ZTE Corporation with the U.S. International Trade Commission ("ITC") (ITC Investigation No. 337-TA-853, or the “853 Investigation”) alleging infringement of the ‘336 patent. We also filed new parallel proceedings in the U.S. District Court for the Northern District of California alleging infringement of the US 5,440,749 patent (the “‘749 patent”), and the ‘890 and ‘336 patents against Amazon.com Inc., Barnes & Noble Inc., Garmin Ltd., Huawei Technologies Co. Ltd., Kyocera Corporation, LG Electronics, Nintendo Co. Ltd., Novatel Wireless Inc., Samsung Electronics Co. Ltd., Sierra Wireless Inc., and ZTE Corporation. We subsequently reached a settlement with Sierra Wireless, Inc. Trial proceedings before the ITC began on June 3, 2013 and concluded the following week. Settlements were subsequently reached with Kyocera Corporation, Amazon.com, Inc., and Acer, Inc. An Initial Determination (“ID”) was rendered on September 6, 2013 finding that none of the remaining Respondents had infringed the ‘336 patent. We filed a petition for review of the ID with the full ITC on September 23, 2013. On February 20, 2014, the ITC provided notice affirming the September 6, 2013 ID. We have chosen not to file an appeal of the ITC decision to the United States Court of Appeals for the Federal Circuit. All of the district court actions against the new parties (i.e., all respondents other than Acer and HTC) that have not previously settled and which had been stayed pending resolution of the 853 Investigation are proceeding in front of Judge Vince Chhabria, with Judge Grewal handling all pretrial matters.

On February 4, 2015 Barnes & Noble, Inc. filed a motion asserting that our cause of action on the ‘336 patent was barred by the Kessler doctrine because of the ITC’s finding of non-infringement. A hearing was held on March 17, 2015 in the U.S. District Court for the Northern District of California regarding the matter. On May 31, 2015 Judge Grewal denied this motion. Barnes & Noble asked Judge Chhabria to reconsider this ruling but on July 22, 2015, Plaintiffs and Barnes & Noble filed a notice of settlement stating that Plaintiffs and Barnes & Noble had reached a settlement in principle. This mooted a hearing in front of Judge Chhabria regarding Barnes & Noble’s motion.

On April 10, 2015 multiple defendants in the District Court action filed a motion arguing for invalidity of the ‘749 patent. A hearing was held on May 19, 2015 regarding this matter and on July 28, 2015, Judge Grewal denied this motion as moot.

On June 30, 2015 a hearing was held on Samsung and LG’s motion to strike Plaintiffs’ infringement contentions. On July 11, 2015, Judge Grewal granted in part Samsung and LG’s motion and ordered Plaintiffs to provide amended infringement contentions in accordance with the Court’s order.

On July 1, 2015 the parties in the Novatel Wireless, Inc. action filed a stipulated motion to voluntarily dismiss all claims and counterclaims on the basis of a settlement agreement having been reached. The California district court granted that motion on July 14, 2015.

On July 27, 2015 Plaintiffs and Defendants filed a stipulation whereby each party withdrew their claims regarding the ‘749 and ‘890 patents with prejudice.

On August 26, 2015 Plaintiffs and Garmin entered into a settlement and license agreement.

Alliacense Disputes

PDS and Alliacense had been involved in multiple disputes regarding amounts asserted by Alliacense as owed by PDS.  The disputed amounts included sums for past services and advances.  On July 24, 2014, PDS and Alliacense entered into the Novation Agreement, which included provisions for resolving all of the claims in dispute for $623,000.  Of that amount, $300,000 was paid by PDS to Alliacense in November 2013, with the balance paid by PDS to Alliacense in two payments of $161,500 each on June 20, 2014 and July 25, 2014. The Novation Agreement also provided for the addition of a second licensing company, however, Alliacense fulfilled only a portion of its obligations under the Novation Agreement associated with the deployment of the second licensing company and on May 11, 2015 Alliacense was terminated by PDS.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Commitments and Contingencies (continued)

PDS Arbitration- Independent Managing Member

In January 2014, our representative to the PDS management committee filed with the American Arbitration Association (“AAA”) a demand for arbitration pursuant to the terms of the LLC Agreement.  The demand sought the appointment of a third member, referred to as the independent manager member to the PDS management committee.  On December 16, 2014, the AAA appointed arbitrator selected an independent managing member from one of the nominees submitted by Patriot, thereby filling the open management committee seat.

PDS Arbitration - Alliacense Performance

In June 2015, our representative to the PDS management committee filed with the Judicial Arbitration and Mediation Services (“JAMS”) a demand for arbitration pursuant to Alliacense’s non-performance under terms of the Novation Agreement. The demand seeks a declaration of the respective rights and obligations of the parties under the Novation Agreement.

401(k) Plan

We have a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. We match 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Our participants vest 33% per year over a three year period in their matching contributions. Our matching contributions during the fiscal years ended May 31, 2015 and 2014 were $15,935 and $10,610, respectively.

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

Operating Lease

We lease our facility through an operating lease that expires in March 2016. Rental expense is presented in the following table:

	Year Ended	Year Ended
	May 31, 2015	May 31, 2014
Rental expense	$38,889	$36,444

Future minimum payments under our operating lease commitment as of May 31, 2015 amount to $32,219.

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

Phoenix Digital Solutions, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

Phoenix Digital Solutions, LLC

We have audited the accompanying balance sheets of Phoenix Digital Solutions, LLC (the "Company") as of May 31, 2015 and 2014, and the related statements of operations, members' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Phoenix Digital Solutions, LLC as of May 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

August 31, 2015

Phoenix Digital Solutions, LLC

Balance Sheets

May 31,	2015	2014

ASSETS

Current assets:
Cash	$442,621	$1,063,536
Prepaid expenses	26,644	247,776
Total assets	$469,265	$1,311,312

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

Current liabilities:
Related party payables and accrued expenses	$607,949	$1,107,560
Income tax payable	–	11,790

Total liabilities	607,949	1,119,350

Commitments and Contingencies

Members’ equity (deficit)	(138,684)	191,962

Total liabilities and members’ equity (deficit)	$469,265	$1,311,312

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Operations

Years Ended May 31,	2015	2014

License revenues	$1,820,000	$5,022,000

Operating expenses:
General and administrative	1,673,046	4,393,655
Operating income	146,954	628,345

Income before provision for income taxes and foreign taxes	146,954	628,345

Provision for income taxes and foreign taxes	360,800	418,990

Net income (loss)	$(213,846)	$209,355

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Members’ Equity (Deficit)

Years Ended May 31, 2015 and 2014

Balance June 1, 2014	$732,607
Distributions	(750,000)
Net income	209,355
Balance May 31, 2014	191,962
Distributions	(116,800)
Net loss	(213,846)
Balance May 31, 2015	$(138,684)

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Cash Flows

Years Ended May 31,	2015	2014
Operating activities:
Net income (loss)	$(213,846)	$209,355
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Write-off of accounts payable	(20,546)	(400,708)
Changes in operating assets and liabilities:
Prepaid expenses	221,132	469,765
Licenses receivable	–	250,000
LLC tax payable	(11,790)	–
Related party payables and accrued expenses	(479,065)	(35,808)
Net cash provided by (used in) operating activities	(504,115)	492,604

Financing activities:
Distributions to members	(116,800)	(750,000)
Net cash used in financing activities	(116,800)	(750,000)
Net decrease in cash	(620,915)	(257,396)
Cash, beginning of year	1,063,536	1,320,932
Cash, end of year	$442,621	$1,063,536

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$372,590	$418,990

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

Going Concern and Management’s Plans

At August 24, 2015, the Company’s cash balance was $628,528. The ability of PDS to continue as a going concern is dependent on its ability to generate or obtain sufficient cash to meet its obligations on a timely basis. The Company will need to generate proceeds from new license agreements or obtain equity or debt financing from its members to fund its planned operating expenses and working capital requirements for the foreseeable future. Currently, the Company has no commitments to obtain additional capital from sources outside of that which may be contributed by the members, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

On March 20, 2013, Technology Properties Limited Inc. (“TPL”) filed a petition under Chapter 11 of the United States Bankruptcy Code. Patriot Scientific Corporation (“PTSC”) has been appointed to the creditors’ committee and has been closely monitoring the progress in this matter as it relates to PTSC’s interest in PDS. A Joint Plan of Reorganization (the “Joint Plan”) between TPL and the creditor’s committee was confirmed by the Bankruptcy Court on February 11, 2015 with the entered confirmation order becoming final on April 2, 2015. The Joint Plan provides that the Effective Date, which remains pending, will be the later of (i) the first business day that is at least 30 days after the entry of the confirmation order or (ii) the first Business Day on which the reorganized TPL has sufficient cash to make all payments required under the Plan on the Effective Date.

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

Organization and Business (continued)

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

Cash is maintained with high quality financial institutions. At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation. The Company performs ongoing evaluations of these financial institutions to limit its concentration of risk exposure.

Legal Fees

For the years ended May 31, 2015 and 2014, one legal service provider accounted for $1,195,269 and $1,599,199, respectively, of legal costs associated with the litigation of the Moore Microprocessor Patent (“MMP”) portfolio. These amounts are included in general and administrative expense in the accompanying statements of operations.

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

Summary of Significant Accounting Policies (continued)

Intellectual Property Rights

The Company relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently licenses one unexpired U.S. patent issued in 1998 on PTSC’s microprocessor technology in addition to three European and two Japanese patents. The U.S. patent will expire in September 2015 and the European and Japanese patents will expire in October 2016. The Company also licenses six U.S. patents, six European, and one Japanese patent all of which expired between August 2009 and July 21, 2015. These patents, while expired, may have certain retrospective statutory benefits that will fully diminish six years after the patent expiration date. The patent useful life for purposes of negotiating licenses is finite and these patents are subject to legal challenges, which in combination with the limited life, could adversely impact the stream of revenues. A successful challenge to its ownership of the technology or the proprietary nature of the intellectual property would materially damage the Company’s business prospects. Any issued patent may be challenged and invalidated.

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and certain of its accounts payable and accrued expenses. The carrying value of these financial instruments approximates fair value because of the immediate or short-term maturity of the instruments.

4. Prepaid Expenses

At May 31, 2015 and 2014, prepaid expenses consist of:

	May 31, 2015	May 31, 2014

Prepaid expenses	$26,294	$26,295
Other current assets	350	–
Retainers	–	221,481
Total	$26,644	$247,776

At May 31, 2015, prepaid expenses in the table above consist of the balance of a directors and officers’ insurance premium for the period June 2015 to March 2016.

At May 31, 2015, other current assets consist of amounts receivable from a consultant and from the state of Delaware.

At May 31, 2014, prepaid expenses in the table above consist of the balance of a directors and officers’ insurance premium for the period June 2014 to March 2015.

Retainers in the table above consist of the amount the Company advanced to its former patent litigation firm for the ITC and U.S. District Court cases.

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

5. Formation of Joint Venture and Commercialization Agreement

The Company, a joint venture has two members: TPL, and PTSC. Each member owns 50% of the membership interests of the Company. Each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There had not been a third management committee member since May 2010, however, as a result of PTSC’s initiation of arbitration seeking the appointment of a third member, on December 16, 2014, an independent manager to the PDS management committee was selected by the arbitrator.

Contribution Requirements

Pursuant to the Company’s Limited Liability Company Operating Agreement (the “LLC Agreement”), the members agreed to establish a working capital fund for the Company of $4,000,000, of which each member contributed $2,000,000. The working capital fund increases to a maximum of $8,000,000 as license revenues are achieved. The members are obligated to fund future working capital requirements at the discretion of the management committee of the Company in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither member is required to contribute more than $2,000,000 in any fiscal year. No contributions were made during the fiscal years ended May 31, 2015 and 2014. Distributable cash and allocation of profits and losses are allocated to the members in the priority defined in the LLC Agreement.

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

On July 11, 2012, the Company entered into a Licensing Program Services Agreement (the “Program Agreement”) with PTSC, TPL, and Alliacense creating an amendment to the Commercialization Agreement, and an Agreement (the “TPL Agreement”) between TPL and PTSC. Pursuant to the Program Agreement, the Company engaged Alliacense to negotiate MMP portfolio licenses and to pursue claims against violators of the MMP portfolio on behalf of the Company, TPL, and PTSC. The Program Agreement continued through the useful life of the MMP portfolio patents. On July 24, 2014, the Program Agreement was amended with the Company and Alliacense entering into the Amended Alliacense Services and Novation Agreement (the “Novation Agreement”). Pursuant to the Novation Agreement certain performance goals and incentives were established for Alliacense. The Novation Agreement also provided for the addition of a second licensing company, which was engaged on October 10, 2014, to complement the MMP licensing commercialization. However, Alliacense fulfilled only a portion of its obligations under the Novation Agreement associated with the deployment of the second licensing company and on May 11, 2015, Alliacense was terminated by PDS.

On July 17, 2012, the Company entered into an Agreement with PTSC, TPL, and Alliacense whereby the parties agreed to certain additional allocations of obligations relating to the Program Agreement.

During the fiscal years ended May 31, 2015 and 2014, the Company paid Alliacense $323,000 and $300,000, respectively, against multiple outstanding disputed items in connection with a settlement of these items (see Note 7).

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

Formation of Joint Venture and Commercialization Agreement (continued)

During January 2013, TPL and Moore settled their litigation. Terms of the settlement include payment by the Company to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever comes first. Per terms of the agreement the Company paid Moore $150,000 on the settlement date and will pay Moore $16,667 per month from August 2013 through January 2014 and $20,833 per month beginning February 2014 through January 2017 (see Note 8).

Significant Contractual Legal Relationship

The Company had incurred legal fees from an unrelated law firm and legal subcontractors to provide substantial legal services for the commercialization of the MMP portfolio of microprocessor patents. This law firm dissolved in April 2015 and the Company has retained replacement counsel.

Accounts payable balances due this law firm and legal subcontractors as of May 31, 2014 were $92,289.

Transactions with this law firm and legal subcontractors for the fiscal years ended May 31, 2015 and 2014 were as follows:

	May 31, 2015	May 31, 2014
Legal costs	$1,195,269	$2,541,502

6. Delinquent Accounts Payable

During the fiscal years ended May 31, 2015 and 2014, the Company reversed approximately $20,500 and $401,000, respectively, of legal fees and other expenses previously expensed and recorded as accounts payable as the statute of limitations had expired. These reversals are recorded as a reduction of legal and other expenses in general and administrative expense in the accompanying statements of operations.

7. Commitments and Contingencies

Licensing Fee Dispute

The Company and Alliacense had been involved in multiple disputes regarding amounts asserted by Alliacense as owed by the Company.  The disputed amounts included sums for past services and advances.  On July 24, 2014, the Company and Alliacense entered into the Amended Alliacense Services and Novation Agreement, which included provisions for resolving all of the claims in dispute for $623,000.  Of that amount, $300,000 was paid by the Company to Alliacense in November 2013, with the balance paid by the Company to Alliacense in two payments of $161,500 each on June 20, 2014 and July 25, 2014.  The Novation Agreement also provided for the addition of a second licensing company, however, Alliacense fulfilled only a portion of its obligations under the Novation Agreement associated with the deployment of the second licensing company and on May 11, 2015, Alliacense was terminated by PDS.

Management Committee Arbitration

In January 2014, PTSC’s representative to the Company’s management committee filed with the American Arbitration Association (“AAA”) a demand for arbitration pursuant to the terms of the LLC Agreement.  The demand sought the appointment of a third member, referred to as the independent manager member, to the Company’s management committee.  On December 16, 2014, the AAA appointed arbitrator selected an independent managing member from one of the nominees submitted by PTSC, thereby filling the open management committee seat.

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

Commitments and Contingencies (continued)

Alliacense Performance Arbitration

In June 2015, PTSC’s representative to the Company’s management committee filed with the Judicial Arbitration and Mediation Services (“JAMS”) a demand for arbitration pursuant to Alliacense’s non-performance under terms of the Novation Agreement. The demand seeks a declaration of the respective rights and obligations of the parties under the Novation Agreement.

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

For the fiscal years ended May 31, 2015 and 2014, the Company expensed $249,996 and $183,334, respectively, related to this agreement.

In connection with the Program Agreement, the Company was required to make payments to Alliacense of $500,000 no later than three days prior to the start of each calendar quarter. Such payments were non-accountable and non-recoupable, but were offset against the licensing fees owed to Alliacense pursuant to the Program Agreement. During fiscal 2014, the Company discontinued these payments. During the fiscal year ended May 31, 2014 the Company expensed $956,353 pursuant to this contractual obligation.

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

8. Related Party Transactions

A summary of related party transactions described above is as follows:

Related party balances as of May 31,	2015	2014

Accounts payable and accrued expenses due TPL	$607,949	$666,412
Accounts payable due Alliacense	–	24,598
Accounts payable due PTSC	–	92,050
Settlement fee payable to Alliacense	–	323,000
Total payables and accrued expenses	$607,949	$1,106,060

Related party transactions for the years ended May 31,	2015	2014

TPL legal fees and reimbursements expensed	$1,268,515	$2,701,031
Reversal of legal fees and other expenses previously expensed as accounts payable to TPL	(20,546)	(400,708)
Total TPL expenses paid or accrued	$1,247,969	$2,300,323

Alliacense litigation support fees	$(24,598)	$184,435
Alliacense license fees earned	155,600	956,353
Total Alliacense expenses paid, reversed or accrued	$131,002	$1,140,788

PTSC legal fees and reimbursements expensed	$–	$137,802
Payments to Charles Moore per TPL and Moore litigation settlement	$249,996	$183,334

Distributions (50% to TPL and PTSC)	$116,800	$750,000

9. Subsequent Events

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

DATED: August 31, 2015	PATRIOT SCIENTIFIC CORPORATION

/S/ CLIFFORD L. FLOWERS
Clifford L. Flowers
Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)