Form 10-Q
period 2015-08-31
PATRIOT SCIENTIFIC CORP
filed 2015-10-15
CIK 836564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

Yes [_] No [X]

On October 12, 2015, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of August 31, 2015 (unaudited) and May 31, 2015	3
Condensed consolidated Statements of Operations for the three months ended August 31, 2015 and August 31, 2014 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the three months ended August 31, 2015 and August 31, 2014 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	6-18
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-27
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	28
ITEM 4. Controls and Procedures	28
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	29
ITEM 1A. Risk Factors	29
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
ITEM 3. Defaults Upon Senior Securities	29
ITEM 4. Mine Safety Disclosures	29
ITEM 5. Other Information	29
ITEM 6. Exhibits	29-32

SIGNATURES	33

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	August 31, 2015	May 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,143,937	$2,679,360
Restricted cash and cash equivalents	21,256	21,229
Marketable securities	2,455,684	2,455,106
Prepaid income tax	2,385	4,785
Prepaid expenses and other current assets	166,048	15,582
Total current assets	4,789,310	5,176,062

Property and equipment, net	1,963	2,440
Other assets	3,036	3,036
Investment in affiliated company	236,917	–
Total assets	$5,031,226	$5,181,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,431	$38,459
Accrued expenses and other	51,594	57,305
Total current liabilities	90,025	95,764

Cumulative losses in excess of investment in affiliated company	–	69,342
Total liabilities	90,025	165,106

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at August 31, 2015 and May 31, 2015	4,382	4,382
Additional paid-in capital	77,444,062	77,444,062
Accumulated deficit	(57,881,375)	(57,806,144)
Common stock held in treasury, at cost – 36,849,670 shares at August 31, 2015 and May 31, 2015	(14,625,868)	(14,625,868)
Total stockholders’ equity	4,941,201	5,016,432
Total liabilities and stockholders’ equity	$5,031,226	$5,181,538

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	August 31, 2015	August 31, 2014
Operating expenses:
Selling, general and administrative	$398,166	$372,625
Total operating expenses	398,166	372,625

Other income (expense):
Interest income	3,076	2,248
Other income	–	60
Equity in earnings (loss) of affiliated company	322,259	(224,036)
Total other income (expense), net	325,335	(221,728)

Loss from continuing operations before income taxes	(72,831)	(594,353)

Provision for income taxes	2,400	2,400

Loss from continuing operations	(75,231)	(596,753)

Income from discontinued operations, net	–	2,800

Net loss	$(75,231)	$(593,953)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$–	$–
Income from discontinued operations	$–	$–
Net loss	$–	$–

Weighted average number of common shares outstanding – basic and diluted	401,392,948	401,392,948

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	August 31, 2015	August 31, 2014

Operating activities:
Net loss	$(75,231)	$(593,953)
Less: Net income from discontinued operations	–	2,800
Net loss from continuing operations	(75,231)	(596,753)
Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Depreciation	477	535
Accrued interest income added to investments	(605)	(1,640)
Equity in (earnings) loss of affiliated company	(322,259)	224,036
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(150,466)	46,364
Prepaid income tax	2,400	–
Accounts payable, accrued expenses and other	(5,739)	(186,995)
Income tax payable	–	(1,300)
Net cash used in operating activities of continuing operations	(551,423)	(515,753)
Net cash provided by operating activities of discontinued operations	–	48,476
Net cash used in operating activities	(551,423)	(467,277)

Investing activities:
Proceeds from sales of marketable securities	500,000	951,078
Purchases of marketable securities	(500,000)	(750,000)
Purchase of property and equipment	–	(702)
Distributions from affiliated company	16,000	–
Net cash provided by investing activities	16,000	200,376

Net decrease in cash and cash equivalents	(535,423)	(266,901)
Cash and cash equivalents, beginning of period	2,679,360	4,716,208
Cash and cash equivalents, end of period	$2,143,937	$4,449,307

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$–	$3,700

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements of Patriot Scientific Corporation (the “Company”, “PTSC”, “Patriot”, “we”, “us” or “our”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Report on Form 10-K for our fiscal year ended May 31, 2015.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented. Operating results for the three month period ended August 31, 2015 are not necessarily indicative of the results that may be expected for the year ending May 31, 2016.

Basis of Consolidation

The condensed consolidated balance sheets at August 31, 2015 and May 31, 2015 and condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended August 31, 2015 and 2014 include our accounts and those of our wholly owned subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

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

Our current liquid cash resources as of August 31, 2015, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $4,599,621 at August 31, 2015.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Liquidity and Management’s Plans (continued)

On March 20, 2013, Technology Properties Limited, Inc. (“TPL”) filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. A Joint Plan of Reorganization (the “Joint Plan”) between TPL and the creditor’s committee was confirmed by the Bankruptcy Court on February 11, 2015 with the entered confirmation order becoming final on April 2, 2015.  In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our condensed consolidated financial statements.

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

Summarized operating results of discontinued operations for the three months ended August 31, 2015 and 2014 are as follows:

	Three Months Ended
	August 31, 2015	August 31, 2014
	(Unaudited)	(Unaudited)
Gain on sale of discontinued operations	$–	$2,800
Income before income taxes	$–	$2,800
Income from discontinued operations	$–	$2,800

PDSG activity for the three months ended August 31, 2014 consists of PDSG royalty revenues.

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

PDS, as an unconsolidated equity investee, recognizes revenue from technology license agreements at the time a contract is entered into, the license method is determined (paid-in-advance or on-going royalty), performance obligations under the license agreement are satisfied, and the realization of revenue is assured, which is generally upon the receipt of the license proceeds. PDS may at times enter into license agreements whereby contingent revenues are recognized as one or more contractual milestones have been met.

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

At August 31, 2015 and 2014 potential common shares of 2,760,000 and 1,335,000, respectively, related to our outstanding options were not included in the calculation of diluted loss per share for continuing and discontinued operations as we recorded a loss. Had we reported net income for the three months ended August 31, 2015 and 2014, no shares of common stock would have been included in the calculation of diluted income per share for continuing and discontinued operations using the treasury stock method.

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

Intellectual Property Rights

PDS, our investment in affiliated company, relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We have three European and two Japanese patents all expiring in October 2016. We also have seven U.S. patents, six European, and one Japanese patent all of which expired between August 2009 and September 15, 2015. These patents, while expired, may have certain retrospective statutory benefits that will fully diminish six years after the patent expiration date. The patent useful life for purposes of negotiating licenses is finite and these patents are subject to legal challenges, which in combination with the limited life, could adversely impact the stream of revenues. A successful challenge to the ownership of the technology or the proprietary nature of the intellectual property would materially damage business prospects. Any issued patent may be challenged and invalidated.

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

Restricted cash and cash equivalents at August 31, 2015 and May 31, 2015 consist of deposits in a savings account required to be held as collateral for our corporate credit card.

At August 31, 2015 and May 31, 2015, our marketable securities in the amount of $2,455,684 and $2,455,106, respectively, consists of the par value plus accrued interest of our time deposits. These marketable securities are classified as held-to-maturity and are reported at amortized cost, which approximates fair market value.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at August 31, 2015 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	August 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$109,365	$109,365	$–	$–
Money market funds	1,034,482	1,034,482	–	–
Certificates of deposit	1,000,090	–	1,000,090	–
Restricted cash and cash equivalents	21,256	21,256	–	–
Marketable securities:
Short-term:
Certificates of deposit	2,455,684	–	2,455,684	–
Total	$4,620,877	$1,165,103	$3,455,774	$–

		Fair Value Measurements at May 31, 2015 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$297,259	$297,259	$–	$–
Money market funds	2,382,101	2,382,101	–	–
Restricted cash and cash equivalents	21,229	21,229	–	–
Marketable securities:
Short-term:
Certificates of deposit	2,455,106	–	2,455,106	–
Total	$5,155,695	$2,700,589	$2,455,106	$–

We purchase certificates of deposit with varying maturity dates greater than three months. The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of August 31, 2015:

	August 31, 2015 (Unaudited)
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$1,000,090	$–	$1,000,090
Due in one year or less	$2,455,684	$–	$2,455,684

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

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There had not been a third management committee member since May 2010; however, as a result of our initiating arbitration seeking the appointment of a third member, on December 16, 2014, an independent manager to the PDS management committee was selected by the arbitrator. Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. No such contributions were made during the three months ended August 31, 2015 and 2014. Distributable cash and allocation of profits and losses have been allocated to the members in the priority defined in the LLC Agreement.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Pursuant to the Program Agreement, PDS was contractually obligated to pay Alliacense litigation support fees relating to Alliacense’s special work and effort regarding internal costs related to MMP maintenance and litigation support including support in the U.S. District Court and the complaints filed on behalf of TPL, PDS and us with the ITC. During the three months ended August 31, 2014, PDS reversed $(24,598) pursuant to this contractual obligation. The Novation Agreement eliminated the Program Agreement’s litigation support activity by Alliacense. This reversal is recorded in the accompanying PDS statement of operations for the three months ended August 31, 2014 presented below.

During January 2013, TPL and Moore settled their litigation. Terms of the settlement include the payment by PDS to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever comes first. Per terms of the agreement PDS paid Moore $150,000 on the settlement date and paid Moore $16,667 per month from August 2013 through January 2014 and will pay $20,833 per month beginning February 2014 through January 2017. During the three months ended August 31, 2015 and 2014, PDS expensed $62,499 pursuant to this commitment. These expenses are recorded in the accompanying PDS statements of operations presented below.

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net income during the three months ended August 31, 2015 of $322,259 as an increase in our investment and we have recorded our share of PDS’s net loss during the three months ended August 31, 2014 of $224,036 as a decrease in our investment. We received distributions of $16,000 from PDS during the three months ended August 31, 2015 and we have recorded these distributions as a decrease in our investment.

We have recorded our share of PDS’s net income and loss for the three months ended August 31, 2015 and 2014 as “Equity in earnings (loss) of affiliated company” in the accompanying condensed consolidated statements of operations.

During the three months ended August 31, 2015 and 2014, PDS entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $1,050,000 and $0, respectively.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. A Joint Plan of Reorganization (the “Joint Plan”) between TPL and the creditor’s committee was confirmed by the Bankruptcy Court on February 11, 2015 with the entered confirmation order becoming final on April 2, 2015.  We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our condensed consolidated financial statements. If we determine that it is appropriate to consolidate PDS, we would measure the assets, liabilities and noncontrolling interests of PDS at their fair values at the date that we have the controlling financial interest.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

PDS’s balance sheets at August 31, 2015 and May 31, 2015 and statements of operations for the three months ended August 31, 2015 and 2014 are as follows:

Balance Sheets

Assets:

	August 31, 2015	May 31, 2015
	(Unaudited)	(Audited)

Cash	$1,104,929	$442,621
Prepaid expenses	18,406	26,644
Total assets	$1,123,335	$469,265

Liabilities and Members’ Equity (Deficit):

	August 31, 2015	May 31, 2015
	(Unaudited)	(Audited)

Payables	$649,502	$607,949
Members’ equity (deficit)	473,833	(138,684)
Total liabilities and members’ equity (deficit)	$1,123,335	$469,265

Statements of Operations

	Three Months Ended August 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenues	$1,050,000	$–
Expenses	405,483	448,072
Operating income (loss)	644,517	(448,072)
Net income (loss)	$644,517	$(448,072)

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

No stock options were granted during the three months ended August 31, 2015 and 2014.

A summary of option activity as of August 31, 2015 and changes during the three months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2015	3,335,000	$0.06
Options granted	–	$–
Options exercised	–	$–
Options forfeited/expired	(575,000)	$0.10
Options outstanding at August 31, 2015	2,760,000	$0.05	4.15	$20,000
Options vested and expected to vest at August 31, 2015	2,760,000	$0.05	4.15	$20,000
Options exercisable at August 31, 2015	2,760,000	$0.05	4.15	$20,000

There were no options granted or exercised during the three months ended August 31, 2015.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.04 per share on August 31, 2015) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.04 per share) on August 31, 2015.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

6. Commitments and Contingencies

Litigation

Patent Litigation

We, TPL, and PDS (collectively referred to as “Plaintiffs”) are Plaintiffs in ongoing proceedings in the U.S. District Court for the Northern District of California where the Plaintiffs allege infringement of the US 5,809,336 patent (the “‘336 patent”) by: Huawei Technologies Co. Ltd., LG Electronics, Nintendo Co. Ltd., Samsung Electronics Co. Ltd., and ZTE Corporation. This litigation is proceeding in front of District Court Judge Vince Chhabria with U.S. Magistrate Judge Paul Grewal handling all pretrial matters.

These ongoing proceedings relate to the proceedings filed by the Plaintiffs in February 2008 in the U.S. District Court for the Northern District of California alleging infringement of the US 5,440,749 patent (the “‘749 patent”), the US 5,530,890 patent (the “‘890 patent”) and the ‘336 patent against Amazon.com Inc., Barnes & Noble Inc., Garmin Ltd., Huawei Technologies Co. Ltd., Kyocera Corporation, LG Electronics, Nintendo Co. Ltd., Novatel Wireless Inc., Samsung Electronics Co. Ltd., Sierra Wireless Inc., and ZTE Corporation. We have settled with all defendants except those named in the first paragraph to this footnote. Litigation and settlement activity for the quarter ended August 31, 2015 and through the date of this filing is detailed below.

On February 4, 2015, Barnes & Noble, Inc. filed a motion asserting that our cause of action on the ‘336 patent was barred by the Kessler doctrine because of the ITC’s finding of non-infringement. A hearing was held on March 17, 2015 in the U.S. District Court for the Northern District of California regarding the matter. On May 31, 2015, U.S. Magistrate Judge Grewal denied this motion. Barnes & Noble asked District Court Judge Chhabria to reconsider this ruling but on July 22, 2015, Plaintiffs and Barnes & Noble filed a notice of settlement stating that Plaintiffs and Barnes & Noble had reached a settlement in principle. This mooted a hearing in front of District Court Judge Chhabria regarding Barnes & Noble’s motion.

On April 10, 2015, multiple defendants in the District Court action filed a motion arguing for invalidity of the ‘749 patent. A hearing was held on May 19, 2015 regarding this matter and on July 28, 2015, U.S. Magistrate Judge Grewal denied this motion as moot.

On June 30, 2015, a hearing was held on Samsung and LG’s motion to strike Plaintiffs’ infringement contentions. On July 11, 2015, U.S. Magistrate Judge Grewal granted in part Samsung and LG’s motion and ordered Plaintiffs to provide amended infringement contentions in accordance with the Court’s order.

On July 1, 2015, the parties in the Novatel Wireless, Inc. action filed a stipulated motion to voluntarily dismiss all claims and counterclaims on the basis of a settlement agreement having been reached. The California district court granted that motion on July 14, 2015.

On July 22, 2015, Plaintiffs and Barnes & Noble filed a notice of settlement stating that Plaintiffs and Barnes & Noble had reached a settlement in principle.

On July 27, 2015, Plaintiffs and defendants filed a stipulation whereby each party withdrew their claims regarding the ‘749 and ‘890 patents with prejudice.

On August 26, 2015, Plaintiffs and Garmin entered into a settlement and license agreement.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

On August 31, 2015, Plaintiffs and Barnes & Noble entered into a settlement and license agreement.

On September 18, 2015, a Markman hearing was held before U.S. Magistrate Judge Grewal and, on September 22, 2015, he issued a claim construction report and recommendation. On September 25, 2015, as a result of the claim construction report and recommendation, Plaintiffs and defendants, with the exception of Huawei Technologies Co. Ltd., (“Huawei”) agreed to stay all proceedings pending resolution of Plaintiffs’ objections to the claim construction report and recommendation. Plaintiffs further stipulated that, under the claim construction provided by the report and recommendation, defendants’ products do not infringe the ‘336 patent, and, in the event that the Court does not materially modify the claim construction, Plaintiffs and defendants ask that the Court enter a final judgment of non-infringement. After Plaintiffs and Huawei filed opposing letter briefs with the Court, U.S. Magistrate Judge Grewal stayed the action against Huawei pending resolution of Plaintiffs’ objections to the claim construction. On October 6, 2015, Plaintiffs filed objections to the claim construction with District Court Judge Chhabria.

PDS Arbitration - Alliacense Performance

In June 2015, our representative to the PDS management committee filed with the Judicial Arbitration and Mediation Services (“JAMS”) a demand for arbitration pursuant to Alliacense’s non-performance under terms of the Novation Agreement. The demand seeks a declaration of the respective rights and obligations of the parties under the Novation Agreement.

401(k) Plan

We have a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. We match 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Our participants vest 33% per year over a three year period in their matching contributions. Our matching contributions during the three months ended August 31, 2015 and 2014 were $5,201 and $3,750, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND THE REST OF THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS". SEE ALSO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 2015.

Overview

In June 2005, we entered into a series of agreements with TPL and others to facilitate the pursuit of unlicensed users of our intellectual property. Over the years we, TPL and TPL’s affiliate, Alliacense, have entered into various agreements regarding licensing and litigation of the MMP portfolio. Pursuant to a July 2014 Novation Agreement with Alliacense PDS engaged a second licensing agent for the MMP portfolio in October 2014 and on May 11, 2015 PDS terminated Alliacense as licensing agent due to the inability of Alliacense to fulfill its obligations under the Novation Agreement. PDS is currently pursuing a litigation strategy, which includes an action in the U.S. District Court against multiple companies alleged to be infringers of the MMP portfolio. We continue to believe that the significant investment in legal effort and costs incurred to date at PDS is necessary for the protection of our interests in the MMP portfolio and its future success, although to date it has generated mixed results.

Management expects to continue to incur significant legal expenses for the continued operation of PDS. PDS has been incurring significant third-party costs for expert testimony, depositions and other related legal costs pursuant to litigation in U.S. District Court. We could be required to make capital contributions to PDS for any future litigation related costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. A Joint Plan of Reorganization (the “Joint Plan”) between TPL and the creditor’s committee was confirmed by the Bankruptcy Court on February 11, 2015 with the entered confirmation order becoming final on April 2, 2015.  We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our condensed consolidated financial statements.

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

On October 12, 2015, PDS’s cash balance was $1,254,967. Management’s plans for the continued operation of PDS rely on the ability of PDS to obtain license agreements to cover its operational costs. PDS has experienced a decline in licensing revenues and has not obtained significant license revenues since September 2013 and it is unclear when any additional licensing revenues may be generated.

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

PDS, as an unconsolidated equity investee, recognizes revenue from technology license agreements at the time a contract is entered into, the license method is determined (paid-in-advance or on-going royalty), performance obligations under the license agreement are satisfied, and the realization of revenue is assured, which is generally upon the receipt of the license proceeds. PDS may at times enter into license agreements whereby contingent revenues are recognized as one or more contractual milestones have been met.

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

Results of Operations

Comparison of the Three Months Ended August 31, 2015 and Three Months Ended August 31, 2014.

	Three months ended
	August 31, 2015	August 31, 2014
Selling, general and administrative	$398,166	$372,625

Selling, general and administrative expenses increased from approximately $373,000 for the three months ended August 31, 2014 to approximately $398,000 for the three months ended August 31, 2015. The increase consisted primarily of approximately $33,000 in legal fees due to the TPL bankruptcy matter and PDS Northern District of California cases. This increase was offset by a decrease of approximately $13,000 in accounting and auditing fees.

	Three months ended
	August 31, 2015	August 31, 2014
Other income (expense):
Interest income	$3,076	$2,248
Other income	–	60
Equity in earnings (loss) of affiliated company	322,259	(224,036)
Total other income (expense), net	$325,335	$(221,728)

Our other income and expense for the three months ended August 31, 2015 and 2014 included equity in the earnings and (loss) of PDS of approximately $322,000 and $(224,000), respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the increase in licensing revenues during the three months ended August 31, 2015 as compared to the prior period.

	Three months ended
	August 31, 2015	August 31, 2014
Loss from continuing operations before income taxes	$(72,831)	$(594,353)

Loss from continuing operations before income taxes decreased from approximately $(594,000) for the three months ended August 31, 2014 to approximately $(73,000) for the three months ended August 31, 2015 due to the increase in equity in earnings of PDS.

Provision for income taxes

During the three months ended August 31, 2015 and 2014, we recorded a provision for income taxes related to federal and California taxes of $2,400.

Results of Discontinued Operations

Comparison of the Three Months Ended August 31, 2015 and Three Months Ended August 31, 2014.

	Three months ended
	August 31, 2015	August 31, 2014
Other income:
Royalty income	$–	$2,800
Total other income	$–	$2,800

Royalty income for the three months ended August 31, 2014 of approximately $3,000 consists of royalties earned for the period related to PDSG. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years which ended April 30, 2015.

Income from discontinued operations, net

We recorded net income from discontinued operations for the three months ended August 31, 2014 of $2,800.

Net loss

Our net loss for the three months ended August 31, 2015 and 2014 was $(75,231) and $(593,953) respectively.

Liquidity and Capital Resources

Liquidity

Our cash and cash equivalents and short-term investment balances decreased from approximately $5,134,000 as of May 31, 2015 to approximately $4,600,000 as of August 31 2015. We also have restricted cash balances amounting to approximately $21,000 as of May 31, 2015 and August 31, 2015. Total current assets decreased from approximately $5,176,000 as of May 31, 2015 to approximately $4,789,000 as of August 31, 2015. Total current liabilities amounted to approximately $96,000 and approximately $90,000 as of May 31, 2015 and August 31, 2015, respectively. The change in our working capital position as of August 31, 2015 as compared with May 31, 2015 results primarily from the fact that we did not receive sufficient distributions from PDS to cover our operating expenses and utilized cash on hand to pay such expenses.

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

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. A Joint Plan of Reorganization (the “Joint Plan”) between TPL and the creditor’s committee was confirmed by the Bankruptcy Court on February 11, 2015 with the entered confirmation order becoming final on April 2, 2015. We have been appointed to the creditors’ committee and have been closely monitoring the progress in this matter as it relates to our interest in PDS. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our condensed consolidated financial statements.

Cash Flows From Operating Activities

Cash used in operating activities of continuing operations was approximately $551,000 and $516,000 for the three months ended August 31, 2015 and 2014, respectively. The principal components of the current period amount were net loss from continuing operations of approximately $75,000, equity in the earnings of affiliated company of approximately $322,000 and changes in prepaid expenses and other current assets of approximately $150,000. The principal components of the prior period are the prior period net loss from continuing operations and changes in accounts payable and accrued expenses offset by equity in loss of affiliated company.

Cash provided by operating activities of discontinued operations was approximately $48,000 for the three months ended August 31, 2014. Cash provided by discontinued operations activities relates to royalty revenue received during the period. In April 2015, the royalty agreement made between PDSG and the purchaser of PDSG’s assets expired.

Cash Flows From Investing Activities

Cash provided by investing activities for the three months ended August 31, 2015 and 2014 was approximately $16,000 and $200,000 respectively. Cash activities for the current period were attributable to distributions from PDS. Cash activities for the prior period were primarily attributable to purchases and sales of marketable securities.

Capital Resources

Our current liquid cash resources as of August 31, 2015, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $4,599,621 at August 31, 2015.

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

Risk Factors

We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock. We believe the following to be our most significant risk factors as of the date this report is being filed. The risks and uncertainties described below are not the only ones we face. Please refer to our risk factors contained in our Form 10-K for the year ended May 31, 2015 for additional risk factors.

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

We Have Reported Licensing Income In Prior Fiscal Years Which May Not Be Indicative Of Our Future Income.

We have entered into license agreements through our joint venture with TPL and have reported income from the joint venture for the fiscal years 2006 to 2011, 2013 to 2014 and the three months ended August 31, 2015. However, the joint venture has not generated significant licensing revenues since September 2013 and the joint venture has recorded a loss for the fiscal year ended May 31, 2015. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, the possible effect of new judicial interpretations of patent laws, and delays in obtaining information necessary for the successful deployment of licensing companies to represent the MMP Portfolio, we may not receive revenues from such agreements in the future consistent with amounts received in the past, and we may not receive future revenues from license agreements at all.

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

Our Microprocessor Patents Are In The Process Of Expiring.

We have three European and two Japanese patents expiring in October 2016. We also have seven U.S. patents, six European, and one Japanese patent that expired between August 2009 and September 15, 2015. While expired patents may have certain retrospective statutory benefits, their value as assets for licensing and cash generation is significantly diminished.

A Successful Challenge To Our Intellectual Property Rights Could Have A Significant And Adverse Effect On Us.

A successful challenge to our ownership of our technology or the proprietary nature of our intellectual property could materially damage our business prospects. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. With respect to our core technologies, we currently have three European and two Japanese unexpired patents issued. Any issued patent may be challenged and invalidated. Any claims allowed from existing patents may not be of sufficient scope or strength to provide significant protection. Our competitors may also be able to design around our patents.

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

We are party to a lawsuit regarding the MMP portfolio and have had mixed results in our litigation efforts to date. See footnote 6 to our condensed consolidated financial statements and Part II, Item 1. “Legal Proceedings” in this quarterly report on Form 10-Q for more information.

In the event that the lawsuit regarding the MMP portfolio is not resolved in our favor, such outcome (or lack of an outcome) could weaken the MMP portfolio which would have a negative effect on PDS's ability to procure future license revenues and, therefore, adversely affect PDS’s and our cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of August 31, 2015, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of August 31, 2015, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

Patent Litigation

Our patent litigation with TPL and PDS in the United States District Court for the Northern District of California against Huawei Technologies Co. Ltd., LG Electronics, Nintendo Co. Ltd., Samsung Electronics Co. Ltd., and ZTE Corporation, as described in Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the year ended May 31, 2015, is still ongoing.

On July 1, 2015, the parties in the Novatel Wireless, Inc. action filed a stipulated motion to voluntarily dismiss all claims and counterclaims on the basis of a settlement agreement having been reached. The California district court granted that motion on July 14, 2015.

On July 22, 2015, Plaintiffs and Barnes & Noble filed a notice of settlement stating that Plaintiffs and Barnes & Noble had reached a settlement in principle.

On July 27, 2015, Plaintiffs and defendants filed a stipulation whereby each party withdrew their claims regarding the ‘749 and ‘890 patents with prejudice.

On August 26, 2015, Plaintiffs and Garmin entered into a settlement and license agreement.

On August 31, 2015, Plaintiffs and Barnes & Noble entered into a settlement and license agreement.

On September 18, 2015, a Markman hearing was held before U.S. Magistrate Judge Grewal and, on September 22, 2015, he issued a claim construction report and recommendation. On September 25, 2015, as a result of the claim construction report and recommendation, Plaintiffs and defendants, with the exception of Huawei Technologies Co. Ltd., (“Huawei”) agreed to stay all proceedings pending resolution of Plaintiffs’ objections to the claim construction report and recommendation. Plaintiffs further stipulated that, under the claim construction provided by the report and recommendation, defendants’ products do not infringe the ‘336 patent, and, in the event that the Court does not materially modify the claim construction, Plaintiffs and defendants ask that the Court enter a final judgment of non-infringement. After Plaintiffs and Huawei filed opposing letter briefs with the Court, U.S. Magistrate Judge Grewal stayed the action against Huawei pending resolution of Plaintiffs’ objections to the claim construction. On October 6, 2015, Plaintiffs filed objections to the claim construction with District Court Judge Chhabria.

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
2.1

Agreement and Plan of Merger dated August 4, 2008, among Patriot Scientific Corporation, PTSC Acquisition 1 Corp, Crossflo Systems, Inc. and the Crossflo principal officers, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed August 11, 2008 (Commission file No. 000-22182)

3.1

Original Articles of incorporation of Patriot Scientific Corporation’s predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18, (Commission file No. 33-23143-FW)

3.2

Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18, (Commission file No. 33-23143-FW)

3.3

Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on March 24, 1992, incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.3.1

Certificate of Amendment to the Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to our Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995 (Commission file No. 000-22182)

3.3.2

Certificate of Amendment to the Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on June 24, 1997, incorporated by reference to Exhibit 3.3.2 to our Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997, filed July 18, 1997 (Commission file No. 000-22182)

3.3.3

Certificate of Amendment to the Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on April 28, 2000, incorporated by reference to Exhibit 3.3.3 to Registration Statement on Form S-3 filed May 5, 2000 (Commission file No. 333-36418)

3.3.4

Certificate of Amendment to the Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on May 6, 2002, incorporated by reference to Exhibit 3.3.4 to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009, filed April 9, 2009 (Commission file No. 000-22182)

3.3.5

Certificate of Amendment to the Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on October 16, 2003, incorporated by reference to Exhibit 3.3.5 to Registration Statement on Form SB-2 filed May 21, 2004 (Commission file No. 333-115752)

3.3.6

Certificate of Amendment to the Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on April 29, 2005, incorporated by reference to Exhibit 3.3.6 to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009, filed April 9, 2009 (Commission file No. 000-22182)

30

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

DATED: October 15, 2015	PATRIOT SCIENTIFIC CORPORATION /s/ Clifford L. Flowers Clifford L. Flowers Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)

