Form 10-Q
period 2015-11-30
PATRIOT SCIENTIFIC CORP
filed 2016-01-14
CIK 836564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

On January 11, 2016, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements	3
Condensed consolidated Balance Sheets as of November 30, 2015 (unaudited) and May 31, 2015	3
Condensed consolidated Statements of Operations for the three and six months ended November 30, 2015 and November 30, 2014 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the six months ended November 30, 2015 and November 30, 2014 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	6-19
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-30
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	30
ITEM 4. Controls and Procedures	30

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	31
ITEM 1A. Risk Factors	31
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
ITEM 3. Defaults Upon Senior Securities	31
ITEM 4. Mine Safety Disclosures	31
ITEM 5. Other Information	31
ITEM 6. Exhibits	32-35

SIGNATURES	36

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	November 30, 2015	May 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,878,131	$2,679,360
Restricted cash and cash equivalents	21,283	21,229
Marketable securities, current portion	2,205,664	2,455,106
Prepaid income tax	2,385	4,785
Prepaid expenses and other current assets	115,604	15,582
Total current assets	4,223,067	5,176,062

Property and equipment, net	1,505	2,440
Marketable securities, net of current portion	250,226	–
Other assets	3,036	3,036
Investment in affiliated company	447,281	–
Total assets	$4,925,115	$5,181,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,577	$38,459
Accrued expenses and other	58,756	57,305
Total current liabilities	70,333	95,764

Cumulative losses in excess of investment in affiliated company	–	69,342
Total liabilities	70,333	165,106

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at November 30, 2015 and May 31, 2015	4,382	4,382
Additional paid-in capital	77,444,062	77,444,062
Accumulated deficit	(57,967,794)	(57,806,144)
Common stock held in treasury, at cost – 36,849,670 shares at November 30, 2015 and May 31, 2015	(14,625,868)	(14,625,868)
Total stockholders’ equity	4,854,782	5,016,432
Total liabilities and stockholders’ equity	$4,925,115	$5,181,538

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Operating expenses:
Selling, general and administrative	$342,198	$357,373	$740,364	$729,997
Total operating expenses	342,198	357,373	740,364	729,997

Other income (expense):
Interest income	3,415	2,384	6,491	4,632
Other income	–	–	–	60
Equity in earnings (loss) of affiliated company	252,364	(79,642)	574,623	(303,678)
Total other income (expense), net	255,779	(77,258)	581,114	(298,986)

Loss from continuing operations before income taxes	(86,419)	(434,631)	(159,250)	(1,028,983)

Provision for income taxes	–	–	2,400	2,400

Loss from continuing operations	(86,419)	(434,631)	(161,650)	(1,031,383)

Income from discontinued operations, net	–	465	–	3,265

Net loss	$(86,419)	$(434,166)	$(161,650)	$(1,028,118)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$–	$–	$–	$–
Income from discontinued operations	$–	$–	$–	$–
Net loss	$–	$–	$–	$–

Weighted average number of common shares outstanding-basic and diluted	398,548,318	398,548,318	398,548,318	398,548,318

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	November 30, 2015	November 30, 2014

Operating activities:
Net loss	$(161,650)	$(1,028,118)
Less: Net income from discontinued operations	–	3,265
Net loss from continuing operations	(161,650)	(1,031,383)
Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Depreciation	935	1,139
Accrued interest income added to investments	(838)	(3,314)
Equity in (earnings) loss of affiliated company	(574,623)	303,678
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(100,022)	87,334
Prepaid income tax	2,400	(501)
Accounts payable, accrued expenses and other	(25,431)	(204,081)
Income tax payable	–	(3,599)
Net cash used in operating activities of continuing operations	(859,229)	(850,727)
Net cash provided by operating activities of discontinued operations	–	51,276
Net cash used in operating activities	(859,229)	(799,451)

Investing activities:
Proceeds from sales of marketable securities	1,250,000	951,078
Purchases of marketable securities	(1,250,000)	(1,250,000)
Purchase of property and equipment	–	(1,242)
Distributions from affiliated company	58,000	800
Net cash provided by (used in) investing activities	58,000	(299,364)

Net decrease in cash and cash equivalents	(801,229)	(1,098,815)
Cash and cash equivalents, beginning of period	2,679,360	4,716,208
Cash and cash equivalents, end of period	$1,878,131	$3,617,393

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$–	$6,500

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented. Operating results for the six month period ended November 30, 2015 are not necessarily indicative of the results that may be expected for the year ending May 31, 2016.

Basis of Consolidation

The condensed consolidated balance sheets at November 30, 2015 and May 31, 2015 and condensed consolidated statements of operations for the three and six months ended November 30, 2015 and 2014 and condensed consolidated statements of cash flows for the six months ended November 30, 2015 and 2014 include our accounts and those of our wholly owned subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

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

Our current liquid cash resources as of November 30, 2015, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $4,083,795 at November 30, 2015.

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

Summarized operating results of discontinued operations for the three and six months ended November 30, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gain on sale of discontinued operations	$–	$465	$–	$3,265
Income before income taxes	$–	$465	$–	$3,265
Income from discontinued operations	$–	$465	$–	$3,265

PDSG activity for the three and six months ended November 30, 2014 consists of PDSG royalty revenues.

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

For the three and six months ended November 30, 2015, potential common shares of 2,760,000 related to our outstanding options were not included in the calculation of diluted loss per share for continuing and discontinued operations as we recorded a loss. Had we reported net income for the three and six months ended November 30, 2015, no shares of common stock would have been included in the calculation of diluted income per share for continuing and discontinued operations using the treasury stock method.

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

Restricted cash and cash equivalents at November 30, 2015 and May 31, 2015 consist of deposits in a savings account required to be held as collateral for our corporate credit card.

At November 30, 2015 and May 31, 2015, the current portion of our marketable securities in the amount of $2,205,664 and $2,455,106, respectively, consists of the par value plus accrued interest of our time deposits with original maturities of greater than three months and less than one year. At November 30, 2015, the non-current portion of our marketable securities in the amount of $250,226 consists of the par value plus accrued interest of our time deposits with original maturities of more than one year. These marketable securities are classified as held-to-maturity and are reported at amortized cost, which approximates fair market value.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at November 30, 2015 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	November 30,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$40,376	$40,376	$–	$–
Money market funds	1,837,755	1,837,755	–	–
Restricted cash and cash equivalents	21,283	21,283	–	–
Marketable securities:
Short-term:
Certificates of deposit	2,205,664	–	2,205,664
Long-term:
Certificates of deposit	250,226	–	250,226	–
Total	$4,355,304	$1,899,414	$2,455,890	$–

		Fair Value Measurements at May 31, 2015 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$297,259	$297,259	$–	$–
Money market funds	2,382,101	2,382,101	–	–
Restricted cash and cash equivalents	21,229	21,229	–	–
Marketable securities:
Short-term:
Certificates of deposit	2,455,106	–	2,455,106	–
Total	5,155,695	$2,700,589	2,455,106	$–

We purchase certificates of deposit with varying maturity dates greater than three months. The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of November 30, 2015:

	November 30, 2015 (Unaudited)
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in one year or less	$2,205,664	$–	$2,205,664
Due in one year or more	$250,226	$–	$250,226

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

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There had not been a third management committee member since May 2010; however, as a result of our initiating arbitration seeking the appointment of a third member, on December 16, 2014, an independent manager to the PDS management committee was selected by the arbitrator. Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. No such contributions were made during the three and six months ended November 30, 2015 and 2014. Distributable cash and allocation of profits and losses have been allocated to the members in the priority defined in the LLC Agreement.

Previously, pursuant to our June 7, 2005 agreement with PDS and TPL to license the MMP Portfolio (“Commercialization Agreement”), PDS reimbursed TPL for payment of all legal and third-party expert fees and other related third-party costs and expenses. Presently the majority of third-party costs are paid directly by PDS. During the three months ended November 30, 2015 and 2014, PDS expensed $(305,862) and $103,125, respectively, pursuant to the Commercialization Agreement and the July 11, 2012 Program Agreement (see below). These expenses are recorded in the accompanying PDS statements of operations presented below net of $530,044 and $0, respectively, of legal fee reversals previously expensed and recorded as accounts payable to TPL during the three months ended November 30, 2015 and 2014 as the statute of limitations had expired. During the six months ended November 30, 2015 and 2014, PDS expensed $5,257 and $505,068, respectively, pursuant to the agreements. These expenses are recorded in the accompanying PDS statements of operations presented below net of $531,033 and $0, respectively, of legal fee reversals previously expensed and recorded as accounts payable to TPL during the six months ended November 30, 2015 and 2014 as the statute of limitations had expired.

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

Pursuant to the Program Agreement, PDS was contractually obligated to pay Alliacense litigation support fees relating to Alliacense’s special work and effort regarding internal costs related to MMP maintenance and litigation support including support in the U.S. District Court and the complaints filed on behalf of TPL, PDS and us with the ITC. During the six months ended November 30, 2014, PDS reversed $(24,598) pursuant to this contractual obligation. The Novation Agreement eliminated the Program Agreement’s litigation support activity by Alliacense. This reversal is recorded net of expenses in the accompanying PDS statement of operations for the six months ended November 30, 2014 presented below.

During January 2013, TPL and Moore settled their litigation. Terms of the settlement include the payment by PDS to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever comes first. Per terms of the agreement PDS paid Moore $150,000 on the settlement date and paid Moore $16,667 per month from August 2013 through January 2014 and will pay $20,833 per month beginning February 2014 through January 2017. During the three months ended November 30, 2015 and 2014, PDS expensed $62,499 and $62,499, respectively, pursuant to this commitment and during the six months ended November 30, 2015 and 2014, PDS expensed $124,998 and $124,998, respectively, pursuant to this commitment. These expenses are recorded in the accompanying PDS statements of operations presented below.

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net income during the three and six months ended November 30, 2015 of $252,364 and $574,623, respectively, as an increase in our investment and we have recorded our share of PDS’s net loss during the three and six months ended November 30, 2014 of $79,642 and $303,678, respectively, as a decrease in our investment. We received distributions of $58,000 and $800, respectively, from PDS during the six months ended November 30, 2015 and 2014 and we have recorded these distributions as a decrease in our investment.

We have recorded our share of PDS’s net income and loss for the three and six months ended November 30, 2015 and 2014 as “Equity in earnings (loss) of affiliated company” in the accompanying condensed consolidated statements of operations.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

During the three and six months ended November 30, 2015, PDS entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $400,000 and $1,450,000, respectively.

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

PDS’s balance sheets at November 30, 2015 and May 31, 2015 and statements of operations for the three and six months ended November 30, 2015 and 2014 are as follows:

Balance Sheets

Assets:

	November 30, 2015	May 31, 2015
	(Unaudited)	(Audited)
Cash	$1,024,096	$442,621
Prepaid expenses	10,518	26,644
Total assets	$1,034,614	$469,265

Liabilities and Members’ Equity (Deficit):

	November 30, 2015	May 31, 2015
	(Unaudited)	(Audited)
Payables	$140,052	$607,949
Members’ equity (deficit)	894,562	(138,684)
Total liabilities and members’ equity (deficit)	$1,034,614	$469,265

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Statements of Operations

	Three Months Ended		Six Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$400,000	$20,000	$1,450,000	$20,000
Expenses	(104,729)	179,284	300,754	627,356
Operating income (loss)	504,729	(159,284)	1,149,246	(607,356)
Net income (loss)	$504,729	$(159,284)	$1,149,246	$(607,356)

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

No stock options were granted during the three and six months ended November 30, 2015 and 2014.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

A summary of option activity as of November 30, 2015 and changes during the six months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2015	3,335,000	$0.06
Options granted	–	$–
Options exercised	–	$–
Options forfeited/expired	(575,000)	$0.10
Options outstanding at November 30, 2015	2,760,000	$0.05	3.90	$–
Options vested and expected to vest at November 30, 2015	2,760,000	$0.05	3.90	$–
Options exercisable at November 30, 2015	2,760,000	$0.05	3.90	$–

There were no options granted or exercised during the six months ended November 30, 2015.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.0045 per share on November 30, 2015) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.0045 per share) on November 30, 2015.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

On February 4, 2015, Barnes & Noble, Inc. filed a motion asserting that our cause of action on the ‘336 patent was barred by the Kessler doctrine because of the ITC’s finding of non-infringement in 2013. A hearing was held on March 17, 2015 in the U.S. District Court for the Northern District of California regarding the matter. On May 31, 2015, U.S. Magistrate Judge Grewal denied this motion. Barnes & Noble asked District Court Judge Chhabria to reconsider this ruling but on July 22, 2015, Plaintiffs and Barnes & Noble filed a notice of settlement stating that Plaintiffs and Barnes & Noble had reached a settlement in principle. This mooted a hearing in front of District Court Judge Chhabria regarding Barnes & Noble’s motion.

On April 10, 2015, multiple defendants in the District Court action filed a motion arguing for invalidity of the ‘749 patent. A hearing was held on May 19, 2015 regarding this matter. On July 27, 2015, Plaintiffs voluntarily dismissed their claims and on July 28, 2015, U.S. Magistrate Judge Grewal denied this motion as moot.

On June 30, 2015, a hearing was held on Samsung and LG’s motion to strike Plaintiffs’ infringement contentions. On July 11, 2015, U.S. Magistrate Judge Grewal granted in part Samsung and LG’s motion and ordered Plaintiffs to provide amended infringement contentions in accordance with the Court’s order. The Plaintiffs thereafter amended their infringement contentions.

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

On September 18, 2015, a Markman hearing was held before U.S. Magistrate Judge Grewal and, on September 22, 2015, he issued a claim construction report and recommendation. On September 25, 2015, as a result of the claim construction report and recommendation, Plaintiffs and defendants, with the exception of Huawei Technologies Co. Ltd., (“Huawei”) agreed to stay all proceedings pending resolution of Plaintiffs’ objections to the claim construction report and recommendation. Plaintiffs further stipulated that, under the claim construction provided by the report and recommendation, defendants’ products do not infringe the ‘336 patent, and, in the event that the district judge did not materially modify the claim construction, Plaintiffs and defendants agreed to ask that the Court enter a final judgment of non-infringement to facilitate proceeding to appeal. After Plaintiffs and Huawei filed opposing letter briefs with the Court, U.S. Magistrate Judge Grewal stayed the action against Huawei pending resolution of Plaintiffs’ objections to the claim construction. On October 6, 2015, Plaintiffs filed objections to the claim construction with District Court Judge Chhabria. Judge Chhabria rejected those objections on November 9, 2015. Based on that order, the parties stipulated to a judgment of non-infringement as to the ‘336 patent and such judgment was entered on November 13, 2015.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

On December 7, 2015, Plaintiffs filed notices of appeal with the U.S. Federal Circuit appealing the district court’s claim construction. The appeal is pending.

PDS Arbitration - Alliacense Performance

In June 2015, our representative to the PDS management committee filed with the Judicial Arbitration and Mediation Services (“JAMS”) a demand for arbitration pursuant to Alliacense’s non-performance under terms of the Novation Agreement. The demand seeks a declaration of the respective rights and obligations of the parties under the Novation Agreement. This matter is set for three days of arbitration currently commencing on May 17, 2016.

401(k) Plan

We have a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. We match 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Our participants vest 33% per year over a three year period in their matching contributions. Our matching contributions during the three months ended November 30, 2015 and 2014 were $4,734 and $3,208, respectively. Our matching contributions during the six months ended November 30, 2015 and 2014 were $9,935 and $6,949, respectively.

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

On January 11, 2016, PDS’s cash balance was $983,588. Management’s plans for the continued operation of PDS rely on the ability of PDS to obtain license agreements to cover its operational costs. PDS has experienced a decline in licensing revenues and has not obtained significant license revenues since September 2013 and it is unclear when any additional licensing revenues may be generated.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2015 and Three Months Ended November 30, 2014.

	Three months ended
	November 30, 2015	November 30, 2014
Selling, general and administrative	$342,198	$357,373

Selling, general and administrative expenses decreased from approximately $357,000 for the three months ended November 30, 2014 to approximately $342,000 for the three months ended November 30, 2015. The decrease consisted primarily of approximately $10,000 in accounting fees.

	Three months ended
	November 30, 2015	November 30, 2014
Other income (expense):
Interest income	$3,415	$2,384
Equity in earnings (loss) of affiliated company	252,364	(79,642)
Total other income (expense), net	$255,779	$(77,258)

Our other income and expense for the three months ended November 30, 2015 and 2014 included equity in the earnings (loss) of PDS of approximately $252,000 and $(80,000), respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the increase in licensing revenues during the three months ended November 30, 2015 as compared to the prior period.

	Three months ended
	November 30, 2015	November 30, 2014
Loss from continuing operations before income taxes	$(86,419)	$(434,631)

Loss from continuing operations before income taxes decreased from approximately $(435,000) for the three months ended November 30, 2014 to approximately $(86,000) for the three months ended November 30, 2015 due to the increase in equity in earnings of PDS.

Results of Discontinued Operations

Comparison of the Three Months Ended November 30, 2015 and Three Months Ended November 30, 2014.

	Three months ended
	November 30, 2015	November 30, 2014
Other income:
Royalty income	$–	$465
Total other income	$–	$465

Royalty income for the three months ended November 30, 2014 of approximately $500 consists of royalties earned for the period related to PDSG. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years which ended April 30, 2015.

Income from discontinued operations, net

We recorded net income from discontinued operations for the three months ended November 30, 2014 of $465.

Net loss

Our net loss for the three months ended November 30, 2015 and 2014 was $(86,419) and $(434,166) respectively.

Comparison of the Six Months Ended November 30, 2015 and Six Months Ended November 30, 2014.

	Six months ended
	November 30, 2015	November 30, 2014
Selling, general and administrative	$740,364	$729,997

Selling, general and administrative expenses increased from approximately $730,000 for the six months ended November 30, 2014 to approximately $740,000 for the six months ended November 30, 2015. The increase consisted primarily of approximately $37,000 in legal fees due to the TPL bankruptcy matter and PDS Northern District of California cases. This increase was offset by a decrease of approximately $23,000 in accounting and auditing fees.

	Six months ended
	November 30, 2015	November 30, 2014
Other income (expense):
Interest income	$6,491	$4,632
Other income	–	60
Equity in earnings (loss) of affiliated company	574,623	(303,678)
Total other income (expense), net	$581,114	$(298,986)

Our other income and expense for the six months ended November 30, 2015 and 2014 included equity in the earnings (loss) of PDS of approximately $575,000 and $(304,000), respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the increase in licensing revenues during the six months ended November 30, 2015 as compared to the prior period.

	Six months ended
	November 30, 2015	November 30, 2014
Loss from continuing operations before income taxes	$(159,250)	$(1,028,983)

Loss from continuing operations before income taxes decreased from approximately $(1,029,000) for the six months ended November 30, 2014 to approximately $(159,000) for the six months ended November 30, 2015 due to the increase in equity in earnings of PDS.

Provision for income taxes

During the six months ended November 30, 2015 and 2014, we recorded a provision for income taxes related to federal and California taxes of $2,400 and $2,400, respectively.

Results of Discontinued Operations

Comparison of the Six Months Ended November 30, 2015 and Six Months Ended November 30, 2014.

	Six months ended
	November 30, 2015	November 30, 2014
Other income:
Royalty income	$–	$3,265
Total other income	$–	$3,265

Royalty income for the six months ended November 30, 2014 of approximately $3,000 consists of royalties earned for the period related to PDSG. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years which ended April 30, 2015.

Income from discontinued operations, net

We recorded net income from discontinued operations for the six months ended November 30, 2014 of $3,265.

Net loss

Our net loss for the six months ended November 30, 2015 and 2014 was $(161,650) and $(1,028,118) respectively.

Liquidity and Capital Resources

Liquidity

Our cash and cash equivalents and short-term investment balances decreased from approximately $5,134,000 as of May 31, 2015 to approximately $4,084,000 as of November 30 2015. We also have restricted cash balances amounting to approximately $21,000 as of May 31, 2015 and November 30, 2015. Total current assets decreased from approximately $5,176,000 as of May 31, 2015 to approximately $4,223,000 as of November 30, 2015. Total current liabilities amounted to approximately $96,000 and approximately $70,000 as of May 31, 2015 and November 30, 2015, respectively. The change in our working capital position as of November 30, 2015 as compared with May 31, 2015 results primarily from the fact that we did not receive sufficient distributions from PDS to cover our operating expenses and utilized cash on hand to pay such expenses.

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

Cash Flows From Operating Activities

Cash used in operating activities of continuing operations was approximately $859,000 and $851,000 for the six months ended November 30, 2015 and 2014, respectively. The principal components of the current period amount were net loss from continuing operations of approximately $162,000, equity in the earnings of affiliated company of approximately $575,000, changes in prepaid expenses and other current assets of approximately $100,000 and changes in accounts payable and accrued expenses of approximately $25,000. The principal components of the prior period are the prior period net loss from continuing operations and changes in accounts payable and accrued expenses offset by equity in loss of affiliated company.

Cash provided by operating activities of discontinued operations was approximately $51,000 for the six months ended November 30, 2014. Cash provided by discontinued operations activities relates to royalty revenue received during the period. In April 2015, the royalty agreement made between PDSG and the purchaser of PDSG’s assets expired.

Cash Flows From Investing Activities

Cash provided by (used in) investing activities for the six months ended November 30, 2015 and 2014 was approximately $58,000 and $(299,000), respectively. Cash activities for the current period were attributable to distributions from PDS. Cash activities for the prior period were primarily attributable to purchases and sales of marketable securities.

Capital Resources

Our current liquid cash resources as of November 30, 2015, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $4,083,795 at November 30, 2015.

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

We Have Reported Licensing Income In Prior Fiscal Years Which May Not Be Indicative Of Our Future Income.

We have entered into license agreements through our joint venture with TPL and have reported income from the joint venture for the fiscal years 2006 to 2011, 2013 to 2014 and the six months ended November 30, 2015. However, the joint venture has not generated significant licensing revenues since September 2013 and the joint venture has recorded a loss for the fiscal year ended May 31, 2015. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, the possible effect of new judicial interpretations of patent laws, and delays in obtaining information necessary for the successful deployment of licensing companies to represent the MMP Portfolio, we may not receive revenues from such agreements in the future consistent with amounts received in the past, and we may not receive future revenues from license agreements at all.

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

The Failure To Maintain Compliance With OTCQB Listing Standards Could Result In Delisting And Adversely Affect The Market Price And Liquidity Of Our Common Stock.

Our common stock currently trades on the OTCQB marketplace. To maintain that listing, we must satisfy the continued listing requirements of the OTCQB Standards, including among other things, having proprietary priced quotations published by a Market Maker in OTC Link with a minimum closing bid price of $0.01 per share on at least one of the prior thirty consecutive calendar days.

On November 10, 2015, the closing bid price of our common stock dropped below $0.01. On December 14, 2015, we received a letter from the OTC Markets Group notifying us that we were not in compliance with the minimum bid price requirement set forth in the Standards for Continued Eligibility for OTCQB pursuant to the OTCQB Standards Section 2.3(2). Pursuant to such section, we have a 180 calendar day grace period to regain compliance. In order to regain compliance, the minimum closing bid price of our common stock must be $0.01 or greater for ten consecutive trading days. If we do not regain compliance by the end of such 180-day period, or by June 11, 2016, our common stock will be removed from the OTCQB marketplace.

We are evaluating various alternative courses of action to regain compliance with the OTCQB minimum bid price requirement, including submitting a proposal at our next annual meeting for our shareholders to approve a reverse stock split.

There can be no assurance that we will be able to implement our plan, regain and maintain compliance with the continued listing requirements or that our common stock will not be delisted from OTCQB in the future. If our common stock is delisted by OTCQB, we expect prices for our common stock to be quoted on the OTC Pink marketplace. Under such circumstances, stockholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would thereafter exist, which would materially and adversely impact the market value of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of November 30, 2015, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of November 30, 2015, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

On September 18, 2015, a Markman hearing was held before U.S. Magistrate Judge Grewal and, on September 22, 2015, he issued a claim construction report and recommendation. On September 25, 2015, as a result of the claim construction report and recommendation, Plaintiffs and defendants, with the exception of Huawei Technologies Co. Ltd., (“Huawei”) agreed to stay all proceedings pending resolution of Plaintiffs’ objections to the claim construction report and recommendation. Plaintiffs further stipulated that, under the claim construction provided by the report and recommendation, defendants’ products do not infringe the ‘336 patent, and, in the event that the district judge did not materially modify the claim construction, Plaintiffs and defendants agreed to ask that the Court enter a final judgment of non-infringement to facilitate proceeding to appeal. After Plaintiffs and Huawei filed opposing letter briefs with the Court, U.S. Magistrate Judge Grewal stayed the action against Huawei pending resolution of Plaintiffs’ objections to the claim construction. On October 6, 2015, Plaintiffs filed objections to the claim construction with District Court Judge Chhabria. Judge Chhabria rejected those objections on November 9, 2015. Based on that order, the parties stipulated to a judgment of non-infringement as to the ‘336 patent and such judgment was entered on November 13, 2015.

On December 7, 2015, Plaintiffs filed notices of appeal with the U.S. Federal Circuit appealing the district court’s claim construction. The appeal is pending.

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

33

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

34

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

35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: January 14, 2016	PATRIOT SCIENTIFIC CORPORATION /S/ CLIFFORD L. FLOWERS Clifford L. Flowers Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)

36