Form 10-Q
period 2016-02-29
PATRIOT SCIENTIFIC CORP
filed 2016-04-14
CIK 836564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

Commission File Number 0-22182

PATRIOT SCIENTIFIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1070278 (I.R.S. Employer Identification No.)

2038 Corte Del Nogal, Suite 141, Carlsbad, California (Address of principal executive offices)	92011 (Zip Code)

(Registrant’s telephone number, including area code): (760) 795-8517

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

YES ☐     NO ☒

On April 11, 2016, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of February 29, 2016 (unaudited) and May 31, 2015	3
Condensed consolidated Statements of Operations for the three and nine months ended February 29, 2016 and February 28, 2015 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the nine months ended February 29, 2016 and February 28, 2015 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	6-19
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-29
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	29
ITEM 4. Controls and Procedures	29

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	30
ITEM 1A. Risk Factors	30
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
ITEM 3. Defaults Upon Senior Securities	31
ITEM 4. Mine Safety Disclosures	31
ITEM 5. Other Information	31
ITEM 6. Exhibits	31-33

SIGNATURES	34

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	February 29, 2016	May 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,519,157	$2,679,360
Restricted cash and cash equivalents	21,309	21,229
Marketable securities, current portion	2,204,920	2,455,106
Prepaid income tax	2,385	4,785
Prepaid expenses and other current assets	76,241	15,582
Total current assets	3,824,012	5,176,062

Property and equipment, net	1,203	2,440
Marketable securities, net of current portion	250,600	–
Other assets	–	3,036
Investment in affiliated company	316,728	–
Total assets	$4,392,543	$5,181,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,706	$38,459
Accrued expenses and other	49,920	57,305
Total current liabilities	69,626	95,764

Cumulative losses in excess of investment in affiliated company	–	69,342
Total liabilities	69,626	165,106

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at February 29, 2016 and May 31, 2015	4,382	4,382
Additional paid-in capital	77,444,062	77,444,062
Accumulated deficit	(58,499,659)	(57,806,144)
Common stock held in treasury, at cost – 36,849,670 shares at February 29, 2016 and May 31, 2015	(14,625,868)	(14,625,868)
Total stockholders’ equity	4,322,917	5,016,432
Total liabilities and stockholders’ equity	$4,392,543	$5,181,538

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Operating expenses:
Selling, general and administrative	$405,242	$247,668	$1,145,606	$977,666
Total operating expenses	405,242	247,668	1,145,606	977,666

Other income (expense):
Interest income	3,930	2,667	10,421	7,299
Other income	–	–	–	60
Equity in earnings (loss) of affiliated company	(130,553)	269,314	444,070	(34,364)
Total other income (expense), net	(126,623)	271,981	454,491	(27,005)

Income (loss) from continuing operations before income taxes	(531,865)	24,313	(691,115)	(1,004,671)

Provision for income taxes	–	–	2,400	2,400

Income (loss) from continuing operations	(531,865)	24,313	(693,515)	(1,007,071)

Income from discontinued operations, net	–	969	–	4,234

Net income (loss)	$(531,865)	$25,282	$(693,515)	$(1,002,837)

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$–	$–	$–	$–
Income from discontinued operations	$–	$–	$–	$–
Net income (loss)	$–	$–	$–	$–

Weighted average number of common shares outstanding-basic	398,548,318	398,548,318	398,548,318	398,548,318
Weighted average number of common shares outstanding-diluted	398,548,318	401,392,948	398,548,318	398,548,318

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	February 29, 2016	February 28, 2015

Operating activities:
Net loss	$(693,515)	$(1,002,837)
Less: Net income from discontinued operations	–	4,234
Net loss from continuing operations	(693,515)	(1,007,071)
Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Depreciation	1,237	1,577
Accrued interest income added to investments	(494)	(3,859)
Equity in (earnings) loss of affiliated company	(444,070)	34,364
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(57,623)	136,148
Prepaid income tax	2,400	(3,955)
Accounts payable, accrued expenses and other	(26,138)	(217,347)
Income tax payable	–	(3,599)
Net cash used in operating activities of continuing operations	(1,218,203)	(1,063,742)
Net cash provided by operating activities of discontinued operations	–	51,742
Net cash used in operating activities	(1,218,203)	(1,012,000)

Investing activities:
Proceeds from sales of marketable securities	1,950,000	1,451,078
Purchases of marketable securities	(1,950,000)	(2,200,000)
Purchase of property and equipment	–	(1,242)
Distributions from affiliated company	58,000	58,400
Net cash provided by (used in) investing activities	58,000	(691,764)

Net decrease in cash and cash equivalents	(1,160,203)	(1,703,764)
Cash and cash equivalents, beginning of period	2,679,360	4,716,208
Cash and cash equivalents, end of period	$1,519,157	$3,012,444

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$–	$9,954

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented. Operating results for the nine month period ended February 29, 2016 are not necessarily indicative of the results that may be expected for the year ending May 31, 2016.

Basis of Consolidation

The condensed consolidated balance sheets at February 29, 2016 and May 31, 2015 and condensed consolidated statements of operations for the three and nine months ended February 29, 2016 and February 28, 2015 and condensed consolidated statements of cash flows for the nine months ended February 29, 2016 and February 28, 2015 include our accounts and those of our wholly owned subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

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

Our current liquid cash resources as of February 29, 2016, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation. In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $3,724,077 at February 29, 2016.

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

Summarized operating results of discontinued operations for the three and nine months ended February 29, 2016 and February 28, 2015 are as follows:

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gain on sale of discontinued operations	$–	$969	$–	$4,234
Income before income taxes	$–	$969	$–	$4,234
Income from discontinued operations	$–	$969	$–	$4,234

PDSG activity for the three and nine months ended February 28, 2015 consists of PDSG royalty revenues.

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

For the three and nine months ended February 29, 2016, potential common shares of 2,760,000 related to our outstanding options were not included in the calculation of diluted loss per share for continuing and discontinued operations as we recorded a loss. Had we reported net income for the three and nine months ended February 29, 2016, no shares of common stock would have been included in the calculation of diluted income per share for continuing and discontinued operations using the treasury stock method.

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

For the nine months ended February 28, 2015 potential common shares of 1,335,000 related to our outstanding options were not included in the calculation of diluted loss per share for continuing and discontinued operations as we recorded a loss. Had we reported net income for the nine months ended February 28, 2015, no shares of common stock would have been included in the calculation of diluted income per share for continuing and discontinued operations using the treasury stock method.

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

Restricted cash and cash equivalents at February 29, 2016 and May 31, 2015 consist of deposits in a savings account required to be held as collateral for our corporate credit card.

At February 29, 2016 and May 31, 2015, the current portion of our marketable securities in the amount of $2,204,920 and $2,455,106, respectively, consists of the par value plus accrued interest of our time deposits with original maturities of greater than three months and less than one year. At February 29, 2016, the non-current portion of our marketable securities in the amount of $250,600 consists of the par value plus accrued interest of our time deposits with original maturities of more than one year. These marketable securities are classified as held-to-maturity and are reported at amortized cost, which approximates fair market value.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at February 29, 2016 Using
	Fair Value at February 29,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$77,129	$77,129	$–	$–
Money market funds	941,518	941,518	–	–
Certificates of deposit	500,510	–	500,510	–
Restricted cash and cash equivalents	21,309	21,309	–	–
Marketable securities:
Short-term:
Certificates of deposit	2,204,920	–	2,204,920	–
Long-term:
Certificates of deposit	250,600	–	250,600	–
Total	$3,995,986	$1,039,956	$2,956,030	$–

		Fair Value Measurements at May 31, 2015 Using
	Fair Value at May 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$297,259	$297,259	$–	$–
Money market funds	2,382,101	2,382,101	–	–
Restricted cash and cash equivalents	21,229	21,229	–	–
Marketable securities:
Short-term:
Certificates of deposit	2,455,106	–	2,455,106	–
Total	$5,155,695	$2,700,589	$2,455,106	$–

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

We purchase certificates of deposit with varying maturity dates. The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of February 29, 2016:

	February 29, 2016 (Unaudited)
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$500,510	$–	$500,510
Due in one year or less	$2,204,920	$–	$2,204,920
Due in one year or more	$250,600	$–	$250,600

The following table summarizes the maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2015:

	May 31, 2015
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in one year or less	$2,455,106	$–	$2,455,106

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

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There had not been a third management committee member since May 2010; however, as a result of our initiating arbitration seeking the appointment of a third member, on December 16, 2014, an independent manager to the PDS management committee was selected by the arbitrator. Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. No such contributions were made during the three and nine months ended February 29, 2016 and February 28, 2015. Distributable cash and allocation of profits and losses have been allocated to the members in the priority defined in the LLC Agreement.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Previously, pursuant to our June 7, 2005 agreement with PDS and TPL to license the MMP Portfolio (“Commercialization Agreement”), PDS reimbursed TPL for payment of all legal and third-party expert fees and other related third-party costs and expenses. Presently the majority of third-party costs are paid directly by PDS. During the three months ended February 29, 2016 and February 28, 2015, PDS reversed $(11,031) and expensed $669,987, respectively, pursuant to the Commercialization Agreement and the July 11, 2012 Program Agreement (see below). These expenses are recorded in the accompanying PDS statements of operations presented below net of $15,672 and $20,215, respectively, of legal fee reversals previously expensed and recorded as accounts payable to TPL during the three months ended February 29, 2016 and February 28, 2015 as the statute of limitations had expired. During the nine months ended February 29, 2016 and February 28, 2015, PDS reversed $(5,774) and expensed $1,175,054, respectively, pursuant to the agreements. These expenses are recorded in the accompanying PDS statements of operations presented below net of $550,563 and $20,215, respectively, of legal fee reversals previously expensed and recorded as accounts payable to TPL during the nine months ended February 29, 2016 and February 28, 2015 as the statute of limitations had expired.

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

Pursuant to the Program Agreement, PDS was contractually obligated to pay Alliacense litigation support fees relating to Alliacense’s special work and effort regarding internal costs related to MMP maintenance and litigation support including support in the U.S. District Court and the complaints filed on behalf of TPL, PDS and us with the ITC. During the nine months ended February 28, 2015, PDS reversed $(24,598) pursuant to this contractual obligation. The Novation Agreement eliminated the Program Agreement’s litigation support activity by Alliacense. This reversal is recorded net of expenses in the accompanying PDS statement of operations for the nine months ended February 28, 2015 presented below.

During January 2013, TPL and Moore settled their litigation. Terms of the settlement include the payment by PDS to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever comes first. Per terms of the agreement PDS paid Moore $150,000 on the settlement date and paid Moore $16,667 per month from August 2013 through January 2014 and will pay $20,833 per month beginning February 2014 through January 2017. During the three months ended February 29, 2016 and February 28, 2015, PDS expensed $62,499 and $62,499, respectively, pursuant to this commitment and during the nine months ended February 29, 2016 and February 28, 2015, PDS expensed $187,497 and $187,497, respectively, pursuant to this commitment. These expenses are recorded in the accompanying PDS statements of operations presented below.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net loss during the three months ended February 29, 2016 and the nine months ended February 28, 2015 of $130,553 and $34,364, respectively, as decrease in our investment and we have recorded our share of PDS’s net income during the three months ended February 28, 2015 and the nine months ended February 29, 2016 of $269,314 and $444,070, respectively, as an increase in our investment. We received distributions of $58,000 and $58,400, respectively, from PDS during the nine months ended February 29, 2016 and February 28, 2015 and we have recorded these distributions as a decrease in our investment.

We have recorded our share of PDS’s net income and loss for the three and nine months ended February 29, 2016 and February 28, 2015 as “Equity in earnings (loss) of affiliated company” in the accompanying condensed consolidated statements of operations.

During the three and nine months ended February 29, 2016, PDS entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $0 and $1,450,000, respectively.

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

PDS’s balance sheets at February 29, 2016 and May 31, 2015 and statements of operations for the three and nine months ended February 29, 2016 and February 28, 2015 are as follows:

Balance Sheets

Assets:

	February 29, 2016	May 31, 2015
	(Unaudited)	(Audited)
Cash	$941,076	$442,621
Prepaid expenses	2,629	26,644
Total assets	$943,705	$469,265

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Liabilities and Members’ Equity (Deficit):

	February 29, 2016	May 31, 2015
	(Unaudited)	(Audited)
Payables	$310,249	$607,949
Members’ equity (deficit)	633,456	(138,684)
Total liabilities and members’ equity (deficit)	$943,705	$469,265

Statements of Operations

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$–	$1,800,000	$1,450,000	$1,820,000
Expenses	261,106	901,372	561,860	1,528,729
Operating income (loss)	(261,106)	898,628	888,140	291,271
Income (loss) before provision for income taxes and foreign taxes	(261,106)	898,628	888,140	291,271
Provision for income taxes and foreign taxes	–	(360,000)	–	(360,000)
Net income (loss)	$(261,106)	$538,628	$888,140	$(68,729)

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

No stock options were granted during the three and nine months ended February 29, 2016 and February 28, 2015.

A summary of option activity as of February 29, 2016 and changes during the nine months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2015	3,335,000	$0.06
Options granted	–	$–
Options exercised	–	$–
Options forfeited/expired	(575,000)	$0.10

Options outstanding at February 29, 2016	2,760,000	$0.05	3.65	$–
Options vested and expected to vest at February 29, 2016	2,760,000	$0.05	3.65	$–
Options exercisable at February 29, 2016	2,760,000	$0.05	3.65	$–

There were no options granted or exercised during the nine months ended February 29, 2016.

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.0067 per share on February 29, 2016) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.0067 per share) on February 29, 2016.

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

On December 7, 2015, Plaintiffs filed notices of appeal with the U.S. Federal Circuit appealing the district court’s claim construction. Plaintiffs filed their opening appellate brief on March 10, 2016. The appeal is pending.

PDS Arbitration - Alliacense Performance

In June 2015, our representative to the PDS management committee filed with the Judicial Arbitration and Mediation Services (“JAMS”) a demand for arbitration pursuant to Alliacense’s non-performance under terms of the Novation Agreement. The demand seeks a declaration of the respective rights and obligations of the parties under the Novation Agreement. Alliacense has filed counterclaims seeking compensatory and punitive damages. This matter is set for three days of arbitration currently commencing on September 20, 2016.

401(k) Plan

We have a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. We match 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Our participants vest 33% per year over a three year period in their matching contributions. Our matching contributions during the three months ended February 29, 2016 and February 28, 2015 were $5,524 and $4,370, respectively. Our matching contributions during the nine months ended February 29, 2016 and February 28, 2015 were $15,459 and $11,327, respectively.

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

On April 11, 2016, PDS’s cash balance was $784,976. Management’s plans for the continued operation of PDS rely on the ability of PDS to obtain license agreements to cover its operational costs. PDS has experienced a decline in licensing revenues and has not obtained significant license revenues since September 2013 and it is unclear when any additional licensing revenues may be generated.

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

Results of Operations

Comparison of the Three Months Ended February 29, 2016 and Three Months Ended February 28, 2015.

	Three months ended
	February 29, 2016	February 28, 2015
Selling, general and administrative	$405,242	$247,668

Selling, general and administrative expenses increased from approximately $248,000 for the three months ended February 28, 2015 to approximately $405,000 for the three months ended February 29, 2016. The increase is primarily due to legal fees as during the quarter ended February 28, 2015 we received reimbursement from PDS for our legal fees relating to PDS cases of approximately $110,000.

	Three months ended
	February 29, 2016	February 28, 2015
Other income (expense):
Interest income	$3,930	$2,667
Equity in earnings (loss) of affiliated company	(130,553)	269,314
Total other income (expense), net	$(126,623)	$271,981

Our other income and expense for the three months ended February 29, 2016 and February 28, 2015 included equity in the earnings (loss) of PDS of approximately $(131,000) and $269,000, respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the decrease in licensing revenues during the three months ended February 29, 2016 as compared to the prior period.

	Three months ended
	February 29, 2016	February 28, 2015
Income (loss) from continuing operations before income taxes	$(531,865)	$24,313

Income from continuing operations before income taxes decreased from income of approximately $24,000 for the three months ended February 28, 2015 to a loss of approximately $(532,000) for the three months ended February 29, 2016 due to the change in equity in earnings of PDS and increase in our selling, general and administrative expenses.

Results of Discontinued Operations

Comparison of the Three Months Ended February 29, 2016 and Three Months Ended February 28, 2015.

	Three months ended
	February 29, 2016	February 28, 2015
Other income:
Royalty income	$–	$969
Total other income	$–	$969

Royalty income for the three months ended February 28, 2015 of approximately $1,000 consists of royalties earned for the period related to PDSG. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years which ended April 30, 2015.

Income from discontinued operations, net

We recorded net income from discontinued operations for the three months ended February 28, 2015 of $969.

Net income (loss)

Our net income (loss) for the three months ended February 29, 2016 and February 28, 2015 was $(531,865) and $25,282, respectively.

Comparison of the Nine Months Ended February 29, 2016 and Nine Months Ended February 28, 2015.

	Nine months ended
	February 29, 2016	February 28, 2015
Selling, general and administrative	$1,145,606	$977,666

Selling, general and administrative expenses increased from approximately $978,000 for the nine months ended February 28, 2015 to approximately $1,146,000 for the nine months ended February 29, 2016. The increase consisted primarily of approximately $180,000 in legal fees due to the TPL bankruptcy matter, Alliacense arbitration matter and PDS Northern District of California cases. During the nine months ended February 28, 2015 we received reimbursement from PDS for our legal fees relating to PDS cases of approximately $110,000. This increase was offset by a decrease of approximately $17,000 in accounting and auditing fees.

	Nine months ended
	February 29, 2016	February 28, 2015
Other income (expense):
Interest income	$10,421	$7,299
Other income	–	60
Equity in earnings (loss) of affiliated company	444,070	(34,364)
Total other income (expense), net	$454,491	$(27,005)

Our other income and expense for the nine months ended February 29, 2016 and February 28, 2015 included equity in the earnings (loss) of PDS of approximately $444,000 and $(34,000), respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the decrease in legal expenses during the nine months ended February 29, 2016 as compared to the prior period.

	Nine months ended
	February 29, 2016	February 28, 2015
Loss from continuing operations before income taxes	$(691,115)	$(1,004,671)

Loss from continuing operations before income taxes decreased from approximately $(1,005,000) for the nine months ended February 28, 2015 to approximately $(691,000) for the nine months ended February 29, 2016 due to the increase in equity in earnings of PDS.

Provision for income taxes

During the nine months ended February 29, 2016 and February 28, 2015, we recorded a provision for income taxes related to federal and California taxes of $2,400 and $2,400, respectively.

Results of Discontinued Operations

Comparison of the Nine Months Ended February 29, 2016 and Nine Months Ended February 28, 2015.

	Nine months ended
	February 29, 2016	February 28, 2015
Other income:
Royalty income	$–	$4,234
Total other income	$–	$4,234

Royalty income for the nine months ended February 28, 2015 of approximately $4,000 consists of royalties earned for the period related to PDSG. On April 30, 2012, we negotiated a sale transaction in which we sold substantially all of the assets of PDSG in exchange for a royalty on PDSG revenues for a period of three years which ended April 30, 2015.

Income from discontinued operations, net

We recorded net income from discontinued operations for the nine months ended February 28, 2015 of $4,234.

Net loss

Our net loss for the nine months ended February 29, 2016 and February 28, 2015 was $(693,515) and $(1,002,837), respectively.

Liquidity and Capital Resources

Liquidity

Our cash and cash equivalents and short-term investment balances decreased from approximately $5,134,000 as of May 31, 2015 to approximately $3,724,000 as of February 29, 2016. We also have restricted cash balances amounting to approximately $21,000 as of May 31, 2015 and February 29, 2016. Total current assets decreased from approximately $5,176,000 as of May 31, 2015 to approximately $3,824,000 as of February 29, 2016. Total current liabilities amounted to approximately $96,000 and approximately $70,000 as of May 31, 2015 and February 29, 2016, respectively. The change in our working capital position as of February 29, 2016 as compared with May 31, 2015 results primarily from the fact that we did not receive sufficient distributions from PDS to cover our operating expenses and utilized cash on hand to pay such expenses.

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

Cash Flows From Operating Activities

Cash used in operating activities of continuing operations was approximately $1,218,000 and $1,064,000 for the nine months ended February 29, 2016 and February 28, 2015, respectively. The principal components of the current period amount were net loss from continuing operations of approximately $694,000, equity in the earnings of affiliated company of approximately $444,000, changes in prepaid expenses and other current assets of approximately $58,000 and changes in accounts payable and accrued expenses of approximately $26,000. The principal components of the prior period are the prior period net loss from continuing operations and changes in accounts payable and accrued expenses offset by equity in loss of affiliated company and changes in prepaid expenses and other current assets.

Cash provided by operating activities of discontinued operations was approximately $52,000 for the nine months ended February 28, 2015. Cash provided by discontinued operations activities relates to royalty revenue received during the period. In April 2015, the royalty agreement made between PDSG and the purchaser of PDSG’s assets expired.

Cash Flows From Investing Activities

Cash provided by (used in) investing activities for the nine months ended February 29, 2016 and February 28, 2015 was approximately $58,000 and $(692,000), respectively. Cash activities for the current period were attributable to distributions from PDS. Cash activities for the prior period were primarily attributable to purchases and sales of marketable securities.

Capital Resources

Our current liquid cash resources as of February 29, 2016, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $3,724,077 at February 29, 2016.

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

Delays In Deploying A Licensing Agent Are Adversely Effecting Us.

PDS’s sole licensing agent implementing the MMP licensing program is Dominion Harbor Group, LLC (“Dominion”), which was appointed in October 2014. Since PDS’s previous licensing agent did not cooperate with the appointment of Dominion, Dominion has been redeveloping information and strategies that should have been transferred from the previous licensing agent and does not have access to other information. Accordingly, Dominion has expended a significant amount of time to develop other information and strategies and it is missing other information that is important to the implementation of the licensing program. As a result, Dominion has not been able to effectively pursue revenue generating activities under the licensing program, which is having an adverse effect on our ability to generate revenues from the MMP portfolio. We do not know if or when Dominion will obtain access to the missing information or complete the development of alternative information and strategies. Until such information is provided and development is completed, we do not expect to be able to generate significant licensing revenues.

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

We Have Reported Licensing Income In Prior Fiscal Years Which May Not Be Indicative Of Our Future Income.

We have entered into license agreements through our joint venture with TPL and have reported income from the joint venture for the fiscal years 2006 to 2011, 2013 to 2014 and the nine months ended February 29, 2016. However, the joint venture has not generated significant licensing revenues since September 2013 and the joint venture has recorded a loss for the fiscal year ended May 31, 2015. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, the possible effect of new judicial interpretations of patent laws, and delays in obtaining information necessary for the successful deployment of licensing companies to represent the MMP Portfolio, we may not receive revenues from such agreements in the future consistent with amounts received in the past, and we may not receive future revenues from license agreements at all.

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

We Are Dependent On A Single Law Firm To Defend And Enforce Our Intellectual Property Rights.

PDS has engaged a single law firm to defend and enforce our intellectual property rights.  Any significant interruption in their services, or the loss of their services for any reason, would have a material adverse effect on our ability to defend and prosecute such lawsuits and, therefore, have a material adverse effect on our business, financial condition and result of operations.  The law firm’s services could be disrupted for a variety of reasons, and any disruption would have a material adverse effect on our business.  Our inability to engage the services of a new law firm in a timely manner could have a substantial negative effect on our business.

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

We are evaluating various alternative courses of action to regain compliance with the OTCQB minimum bid price requirement and have submitted a proposal for our shareholders to approve a reverse stock split at our next annual meeting.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of February 29, 2016, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of February 29, 2016, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

On December 7, 2015, Plaintiffs filed notices of appeal with the U.S. Federal Circuit appealing the district court’s claim construction. Plaintiffs filed their opening appellate brief on March 10, 2016. The appeal is pending.

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
2.1

Agreement and Plan of Merger dated August 4, 2008, among Patriot Scientific Corporation, PTSC Acquisition 1 Corp, Crossflo Systems, Inc. and the Crossflo principal officers, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed August 11, 2008 (Commission file No. 000-22182)

3.1

Original Articles of incorporation of Patriot Scientific Corporation’s predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18, (Commission file No. 33-23143-FW)

3.2

Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18, (Commission file No. 33-23143-FW)

3.3

Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on March 24, 1992, incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.3.1

Certificate of Amendment to the Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to our Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995 (Commission file No. 000-22182)

3.3.2

Certificate of Amendment to the Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on June 24, 1997, incorporated by reference to Exhibit 3.3.2 to our Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997, filed July 18, 1997 (Commission file No. 000-22182)

3.3.3

Certificate of Amendment to the Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on April 28, 2000, incorporated by reference to Exhibit 3.3.3 to Registration Statement on Form S-3 filed May 5, 2000 (Commission file No. 333-36418)

3.3.4

Certificate of Amendment to the Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on May 6, 2002, incorporated by reference to Exhibit 3.3.4 to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009, filed April 9, 2009 (Commission file No. 000-22182)

3.3.5

Certificate of Amendment to the Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on October 16, 2003, incorporated by reference to Exhibit 3.3.5 to Registration Statement on Form SB-2 filed May 21, 2004 (Commission file No. 333-115752)

31

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

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: April 14, 2016	PATRIOT SCIENTIFIC CORPORATION

/S/ CLIFFORD L. FLOWERS
Clifford L. Flowers
Interim Chief Executive Officer and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

