Form 10-K
period 2016-05-31
PATRIOT SCIENTIFIC CORP
filed 2016-08-29
CIK 836564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

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

Large accelerated filer [_]          Accelerated filer [_]          Non-accelerated filer [  ] (do not check if smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_]  NO [X]

Approximate aggregate market value of the registrant’s common stock held by non-affiliates on November 30, 2015 was $1,799,286 based on a closing price of $0.005 per share as reported on the OTCQB. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

On August 24, 2016, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

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

Our business address is 2038 Corte Del Nogal, Suite 141, Carlsbad, California 92011; our main telephone number is (760) 795-8517. Our internet website page is located at http://www.ptsc.com. All of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our internet website. The information on, or that can be accessed through, our website is not part of this Annual Report.

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

Pursuant to the Master Agreement we caused certain of our respective interests in the Microprocessor Patents to be licensed to PDS, a joint venture limited liability company owned 50% by us and 50% by TPL, and PDS engaged TPL to commercialize the Microprocessor Patents pursuant to a Commercialization Agreement among PDS, TPL and us (the “Commercialization Agreement”). Under the Commercialization Agreement, PDS granted to TPL the exclusive right to grant licenses and sub-licenses of the Microprocessor Patents and to pursue claims against violators of the Microprocessor Patents, in each case, on behalf of PDS, us, TPL and Moore, and TPL agreed to use reasonable best efforts to commercialize the Microprocessor Patents in accordance with a mutually agreed business plan. Pursuant to the Commercialization Agreement, PDS agreed to a reimbursement policy with regard to TPL’s expenses incurred in connection with the commercialization of the Microprocessor Patents. All proceeds generated by TPL in connection with the commercialization of the Microprocessor Patents were paid directly to PDS. From the inception of the Commercialization Agreement to May 31, 2016, gross license revenues to PDS totaled $309,814,535.

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

The July 2012 and 2014 agreements facilitated an aggressive litigation strategy which currently includes actions in U.S. District Court against multiple companies alleged to be infringers of the MMP portfolio. We believe that the significant investment in legal effort and costs incurred to date at PDS is necessary for the protection of our interests in the MMP portfolio and its future success.

On August 10, 2016, PDS entered into an agreement with Alliacense and MMP Licensing, LLC to settle matters relating to Alliacense’s non-performance under terms of the Novation Agreement. The August 10, 2016 agreement requires Alliacense to provide PDS’s second licensing company with certain materials and to cooperate with reasonable discovery requests relating to infringement litigation currently pending in the U.S. District Court for the Northern District of California. MMP Licensing, LLC will provide commercialization services to PDS for the MMP portfolio with respect to certain companies. The August 10, 2016 agreement will expire on October 4, 2022.

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

As of the date of this filing, we have three European and two Japanese patents all expiring on October 4, 2016. We also have seven U.S. patents, six European, and one Japanese patent all of which expired between August 2009 and September 15, 2015. These patents, while expired, may have certain retrospective statutory benefits that will fully diminish six years after the patent expiration dates. The patent useful life for purposes of negotiating licenses is finite and these patents are subject to legal challenges, which in combination with the limited life, could adversely impact the stream of revenues. A successful challenge to the ownership of the technology or the proprietary nature of the intellectual property would materially damage business prospects. Any issued patent may be challenged and invalidated.

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

Employees

At May 31, 2016, we have two employees. All employees are full time. We also engage consultants and part-time persons, as needed.

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

We May Be Required To Fund Our Joint Venture’s Legal Costs.

On March 20, 2013 TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. While TPL’s bankruptcy and reorganization does not at present affect the licensing agreement between PDS and its licensing companies, PDS has incurred significant legal costs in ongoing matters before the U.S. District Court. If PDS does not receive sufficient licensing revenues to pay these expenses, we may be required to pay these expenses. In the event the cost of legal actions exceeds our ability to fund these efforts, our options for additional sources of financing may be limited.

The Impact Of TPL’s Bankruptcy And Reorganization On PDS And The Future Success Of The Licensing Program Is Uncertain.

While TPL’s bankruptcy and reorganization does not appear to affect the licensing agreement between PDS and its licensing companies, the consequences should the reorganization under Chapter 11 be unsuccessful, which could include lawsuits from creditors or a motion to convert the case to Chapter 7, would be uncertain and potentially adverse to PDS and the licensing program. For example, if the case is converted, a trustee may propose the sale of TPL’s interest in PDS to be sold to an unknown third party if allowed by applicable law and approved by the bankruptcy court. It is unclear how that may affect the operation of PDS or the licensing program, but it may be adverse.

We Have Reported Licensing Income In Prior Fiscal Years Which May Not Be Indicative Of Our Future Income.

We have entered into license agreements through our joint venture with TPL and have reported income from the joint venture for the fiscal years 2006 to 2011, 2013 to 2014 and 2016. However, the joint venture has not generated significant licensing revenues since September 2013. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, the possible effect of new judicial interpretations of patent laws, and delays in obtaining information necessary for the successful deployment of licensing companies to represent the MMP Portfolio, we may not receive revenues from such agreements in the future consistent with amounts received in the past, and we may not receive future revenues from license agreements at all.

We Are Dependent Upon A Joint Venture For Substantially All Of Our Income.

In June 2005, we entered into the PDS joint venture with TPL, which as a result of agreements entered into in June 2005, July 2012 and July 2014, TPL and its licensing company affiliate Alliacense had been responsible for the licensing and enforcement of our microprocessor patent portfolio. This joint venture has been the source of substantially all of our income since June 2005. Therefore, in light of the absence of significant revenue from other sources we should be regarded as highly dependent on the success or failure of licensing and settlements occurring in conjunction with existing litigation efforts.

We Have Been Involved In Multiple Disputes With Our Joint Venture Partner.

We have been involved in multiple disputes with our joint venture partner TPL and its affiliate Alliacense. During times when there are only two appointed managers of the joint venture, a deadlock can exist on important issues that may not be resolved quickly. In the event of a protracted deadlock, the joint venture may not be able to take actions when appropriate or necessary. Previously we have had to initiate formal arbitration proceedings seeking the appointment of an independent manager to the management committee of the joint venture (see footnote 5). Although an independent manager is currently in place, we have concluded that any future absences of an independent manager may have a negative impact on the licensing program and PDS’s business.

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

Our Microprocessor Patents Are In The Process Of Expiring.

We have three European and two Japanese patents all expiring on October 4, 2016. We also have seven U.S. patents, six European, and one Japanese patent all of which expired between August 2009 and September 15, 2015. While expired patents may have certain retrospective statutory benefits, their value as assets for licensing and cash generation is significantly diminished.

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

Our Delisting Could Adversely Affect The Market Price And Liquidity Of Our Common Stock.

On June 13, 2016, we received notice from the OTC Markets Group that our 180 day grace period to cure our bid price deficiency had expired and that we would no longer be listed on the OTCQB marketplace.

Our common stock is now quoted on OTC Pink Current Information, which is a more limited market than the OTCQB marketplace. The quotation of our shares on such marketplace may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There can be no assurance that there will be an active market for our shares of common stock either now or in the future or that stockholders will be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, our stockholders may not find purchasers for our securities should they to desire to sell them.

The Market For Our Stock Is Subject To Rules Relating To Low-Priced Stock (“Penny Stock”) Which May Limit Our Ability To Raise Capital.

Our Common Stock is currently subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Exchange Act. In general, the penny stock rules apply to non-NASDAQ or non-national stock exchange companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” on behalf of persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document, quote information, broker’s commission information and rights and remedies available to investors in penny stocks. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules, and as a result, the number of broker-dealers willing to act as market makers in such securities is limited. The “penny stock rules,” therefore, may have an adverse impact on the market for our Common Stock and may affect our ability to raise additional capital if we decide to do so.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We currently lease two offices of approximately 151 and 153 square feet, respectively, located at 2038 Corte Del Nogal, Suites 141 and 142, Carlsbad, California. The lease expires upon 60 days written notice of termination.

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

These ongoing proceedings relate to the proceedings filed by the Plaintiffs in February 2008 in the U.S. District Court for the Northern District of California alleging infringement of the US 5,440,749 patent (the “‘749 patent”), the US 5,530,890 patent (the “‘890 patent”) and the ‘336 patent against Amazon.com Inc., Barnes & Noble Inc., Garmin Ltd., Huawei Technologies Co. Ltd., Kyocera Corporation, LG Electronics, Nintendo Co. Ltd., Novatel Wireless Inc., Samsung Electronics Co. Ltd., Sierra Wireless Inc., and ZTE Corporation. We have settled with all defendants except Huawei Technologies Co. Ltd., LG Electronics, Nintendo Co. Ltd., Samsung Electronics Co. Ltd., and ZTE Corporation. Litigation and settlement activity for the quarter ended August 31, 2015 and through the date of this filing is detailed below.

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

On December 7, 2015, Plaintiffs filed notices of appeal with the U.S. Federal Circuit appealing the district court’s claim construction. Plaintiffs filed their opening appellate brief on March 10, 2016. Defendants filed their response brief on May 23, 2016, with Plaintiffs filing their reply brief on June 23, 2016. The appeal is pending.

PDS Arbitration - Alliacense Performance

In June 2015, our representative to the PDS management committee filed with the Judicial Arbitration and Mediation Services (“JAMS”) a demand for arbitration pursuant to Alliacense’s non-performance under terms of the Novation Agreement. The demand sought a declaration of the respective rights and obligations of the parties under the Novation Agreement. Alliacense had filed counterclaims seeking compensatory and punitive damages.

On August 10, 2016, PDS entered into an agreement with Alliacense and MMP Licensing, LLC to settle matters relating to Alliacense’s non-performance under terms of the Novation Agreement. The August 10, 2016 agreement requires Alliacense to provide PDS’s second licensing company with certain materials and to cooperate with reasonable discovery requests relating to infringement litigation currently pending in the U.S. District Court for the Northern District of California. MMP Licensing, LLC will provide commercialization services to PDS for the MMP portfolio with respect to certain companies. PDS and Alliacense have agreed to cause the arbitration between the parties to be dismissed with prejudice. The August 10, 2016 agreement will expire on October 4, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently listed for trading in the OTC Pink operated by OTC Markets, Inc. under the symbol PTSC. Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for our shares has been sporadic and at times very limited.

The following table sets forth the high and low closing bid quotations for our Common Stock for the fiscal years ended May 31, 2016 and 2015.

	BID QUOTATIONS
	HIGH	LOW
Fiscal Year Ended May 31, 2016
First Quarter	$0.04	$0.03
Second Quarter	$0.04	$0.004
Third Quarter	$0.01	$0.004
Fourth Quarter	$0.01	$0.004

	BID QUOTATIONS
	HIGH	LOW
Fiscal Year Ended May 31, 2015
First Quarter	$0.07	$0.04
Second Quarter	$0.06	$0.04
Third Quarter	$0.08	$0.03
Fourth Quarter	$0.06	$0.03

On August 24, 2016, the closing price of our stock was $0.0065 per share and we had approximately 679 stockholders of record. Because most of our Common Stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy

On February 22, 2007, our Board of Directors adopted a semi-annual dividend payment policy, subject to determination by our Board of Directors in light of our financial condition, other possible applications of our available resources, and relevant business considerations. We paid no dividends during the fiscal years ended May 31, 2016 and 2015.

Equity Compensation Plan Information

Our stockholders previously approved our 2006 Stock Option Plan. The following table sets forth certain information concerning aggregate stock options authorized for issuance under our 2006 Stock Option Plan as of May 31, 2016. For a narrative description of the material features of the plan, refer to footnote 7 of our consolidated financial statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plan approved by security holders	2,760,000	$0.05	–

As of May 31, 2016, there are no shares available for future issuance under our 2006 Stock Option Plan as the plan expired on March 31, 2016.

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

Overview

In June 2005, we entered into a series of agreements with TPL and others to facilitate the pursuit of unlicensed users of our intellectual property. Over the years we, TPL and TPL’s affiliate, Alliacense, have entered into various agreements regarding licensing and litigation of the MMP portfolio. Pursuant to a July 2014 Novation Agreement with Alliacense PDS engaged a second licensing agent for the MMP portfolio in October 2014 and on May 11, 2015 PDS terminated Alliacense as licensing agent due to the inability of Alliacense to fulfill its obligations under the Novation Agreement. In August 2016, PDS and Alliacense entered into an agreement which requires Alliacense to: cooperate with reasonable discovery requests, provide support to litigation counsel, and deliver certain materials to PDS’s second licensing agent. Pursuant to the August 2016 agreement, MMP Licensing, LLC will provide MMP portfolio commercialization services to PDS for certain companies. PDS is currently pursuing a litigation strategy, which includes an action in the U.S. District Court against multiple companies alleged to be infringers of the MMP portfolio. We continue to believe that the significant investment in legal effort and costs incurred to date at PDS is necessary for the protection of our interests in the MMP portfolio and its future success, although to date it has generated mixed results.

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

On August 24, 2016, PDS’s cash balance was $592,035. Management’s plans for the continued operation of PDS rely on the ability of PDS to obtain license agreements to cover its operational costs. PDS has experienced a decline in licensing revenues and has not obtained significant license revenues since September 2013 and it is unclear when any additional licensing revenues may be generated.

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

3.     Share-Based Compensation

Share-based compensation expense is based on the grant date fair value of the portion of share-based payment awards ultimately expected to vest during the period. As share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture rates are based on historical forfeiture experience and estimated future employee forfeitures.

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

RESULTS OF OPERATIONS

Comparison of fiscal 2016 and 2015

	May 31, 2016	May 31, 2015
Selling, general and administrative	$1,576,473	$1,437,802

Selling, general and administrative expenses increased from approximately $1,438,000 for the fiscal year ended May 31, 2015 to approximately $1,576,000 for the fiscal year ended May 31, 2016. The increase consisted primarily of an increase in legal fees due to approximately $92,000 of legal fees for PDS cases previously written off being recovered in fiscal 2015. Other increases consisted of approximately $27,000 in severance costs for a terminated employee and approximately $20,700 in investor relations expenses for use of a proxy solicitor and other costs for our annual shareholder meeting held in April 2016. These increases were offset by a decrease of approximately $43,000 in non-cash stock based compensation expense as no stock options were issued in fiscal 2016 and a decrease of approximately $20,000 in accounting and auditing expenses.

	May 31, 2016	May 31, 2015
Other income (expense):
Interest income	$14,574	$10,080
Other income	–	60
Equity in earnings (loss) of affiliated company	297,699	(106,923)
Total other income (expense), net	$312,273	$(96,783)

Our other income and expense for the fiscal years ended May 31, 2016 and 2015 included equity in the earnings (loss) of PDS of approximately $298,000 and $(107,000), respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to a decrease in legal expenses caused by the replacement of legal counsel in 2015 as well as the reversal of approximately $547,000 in accounts payable to TPL as the statute of limitation had expired.

	May 31, 2016	May 31, 2015
Loss from continuing operations before income taxes	$(1,264,200)	$(1,534,585)

Loss from continuing operations before income taxes of approximately $(1,535,000) for the fiscal year ended May 31, 2015 decreased to a loss from continuing operations before income taxes of approximately $(1,264,000) for the fiscal year ended May 31, 2016 primarily due to the increase in our equity in earnings of PDS.

Provision for income taxes

During the fiscal years ended May 31, 2016 and 2015, we recorded a provision for income taxes related to federal and California taxes of approximately $2,400 and $1,600, respectively.

Results of Discontinued Operations

Comparison of fiscal 2016 and 2015

	May 31, 2016	May 31, 2015
Other income (expense):
Royalty income	$–	$7,127
Loss on sale – Vigilys	–	(9,000)
Total other income (expense), net	$–	$(1,873)

Royalty income was approximately $7,000 for the fiscal year ended May 31, 2015. On April 30, 2015, the three year period during which PDSG earned royalties from the April 30, 2012 sale of PDSG assets expired. The fiscal year 2015 loss on sale of Vigilys amount of $(9,000) represents PDSG’s write-off of the uncollectible balance due on the sale of the Vigilys assets.

Income (loss) from discontinued operations, net

We recorded a net loss from discontinued operations for the fiscal year ended May 31, 2015 of $(1,873).

Net loss

We recorded a net loss for the fiscal years ended May 31, 2016 and 2015 of $(1,266,600) and $(1,538,028), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash, cash equivalents and short-term marketable securities balances decreased from approximately $5,134,000 as of May 31, 2015 to approximately $3,115,000 as of May 31, 2016. We also have a restricted cash balance amounting to approximately $21,000 as of May 31, 2016 and 2015. Total current assets decreased from approximately $5,176,000 as of May 31, 2015 to approximately $3,153,000 as of May 31, 2016. Total current liabilities amounted to approximately $74,000 and approximately $96,000 as of May 31, 2016 and May 31, 2015, respectively. The change in our working capital position as of May 31, 2016 as compared with May 31, 2015 results primarily from the fact that we did not receive sufficient distributions from PDS to cover our operating expenses and utilized cash on hand to pay such expenses.

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

Cash Flows From Operating Activities

Cash used in operating activities of continuing operations for the fiscal years ended May 31, 2016 and 2015 was approximately $1,578,000 and $1,400,000, respectively. The principal components of the current fiscal year were the net loss from continuing operations of approximately $1,267,000, equity in earnings of affiliated company of approximately $298,000 and changes in accounts payable of approximately $22,000. The principal components of the prior fiscal year were the loss from continuing operations of approximately $1,536,000 and changes in accounts payable of approximately $191,000 offset by the equity in loss of affiliated company of approximately $107,000 and changes in prepaid expenses of approximately $188,000.

Cash provided by operating activities of discontinued operations for the fiscal year ended May 31, 2015 was approximately $56,000. Cash provided by discontinued operations activities relates to royalty revenue received during the period.

Cash Flows From Investing Activities

Cash provided by (used in) investing activities for the fiscal years ended May 31, 2016 and 2015 was approximately $59,000 and approximately $(692,000), respectively. Cash activities for the current and prior fiscal years were primarily attributable to purchases and sales of marketable securities and distributions from PDS.

Capital Resources

Our current liquid cash resources as of May 31, 2016, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our primary significant source of cash generation. In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash, cash equivalents and short-term investment position of $3,115,069 at May 31, 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern.” ASU 2014-15 provides guidance in generally accepted accounting principles about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and for annual periods and interim periods thereafter (fiscal year 2017 for the Company). Early adoption is permitted. We have not yet determined the potential effects of the adoption of ASU 2014-15 on our consolidated financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2016 based on the criteria set forth in Internal Control — Integrated Framework – 2013 update issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2016.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table and biographical summaries set forth information, including principal occupation, business experience, other directorships and director qualifications concerning the members of our Board of Directors and our executive officer as of May 31, 2016. There is no blood or other familial relationship between or among our directors or executive officer.

NAME	AGE	POSITION and TERM
Carlton M. Johnson, Jr.	56	Director (since August 2001)
Gloria H. Felcyn	69	Director (since October 2002)
Clifford L. Flowers	58	Chief Financial Officer/Secretary (since September 17, 2007) Interim CEO (since October 5, 2009) Director (since January 19, 2011)

CARLTON M. JOHNSON, JR. Carlton Johnson has served as a director of the Company since 2001, and is Chairman of the Executive Committee of the Board of Directors. From June 1996 through March 2013, Mr. Johnson served as in-house legal counsel for Roswell Capital Partners, LLC and related entities. Mr. Johnson has been admitted to the practice of law in Alabama since 1986, Florida since 1988 and Georgia since 1997. He has been a shareholder in the Pensacola, Florida AV- rated law firm of Smith, Sauer, DeMaria Johnson and was President-Elect of the 500 member Escambia-Santa Rosa Bar Association. He also served on the Florida Bar Young Lawyers Division Board of Governors. Mr. Johnson earned a degree in History/Political Science at Auburn University and a Juris Doctor at Samford University – Cumberland School of Law. Since 1999, Mr. Johnson has served on the board of directors of Peregrine Pharmaceuticals, Inc., a publicly held emerging bio-tech company, and currently serves as chairman of Peregrine’s board of directors. Mr. Johnson serves as chairman of Peregrine’s audit committee and is a member of Peregrine’s compensation and nominating committees. From May 2009 to March 2012, Mr. Johnson served on the board of directors of Cryoport, Inc. a publicly held company providing cost-efficient frozen shipping to biopharmaceutical and biotechnology industries. Mr. Johnson served as chairman of Cryoport’s compensation committee and as a member of its audit committee and nomination and governance committee. From November 2009 to December 2011, Mr. Johnson served on the board of directors of ECOtality, Inc. a leader in clean electric transportation and storage technologies. Mr. Johnson served on the audit committee and nominating committee of ECOtality.

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

Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during fiscal year 2016.

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

ITEM 11.     EXECUTIVE COMPENSATION

The following table summarizes the compensation of the named executive officers for the fiscal years ended May 31, 2016 and 2015.  For fiscal 2016 and 2015, the named executive officers are our Interim Chief Executive Officer and our Chief Financial Officer.

Summary Compensation Table

For Fiscal Years Ended May 31, 2016 and 2015

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($) (2)	Total Compensation ($)
Clifford L. Flowers, Interim	2016	$327,750	$–	$–	$10,600	$338,350
CEO and CFO

Clifford L. Flowers, Interim	2015	327,750	–	12,963	9,896	350,609
CEO and CFO

1.	Represents the aggregate grant date fair value of grants awarded in fiscal 2016 and 2015 computed in accordance with authoritative guidance issued by the Financial Accounting Standards Board.

2.	See the All Other Compensation Table below for details of the total amounts represented.

All Other Compensation Table

For Fiscal Years Ended May 31, 2016 and 2015

Name and Principal Position	Year	401(k) Company Match ($)	Total ($)
Clifford L. Flowers, Interim	2016	$10,600	$10,600
CEO and CFO

Clifford L. Flowers, Interim	2015	9,896	9,896
CEO and CFO

The following table shows the number of shares covered by exercisable and un-exercisable options held by our named executive officers as of May 31, 2016.

Outstanding Equity Awards

As of May 31, 2016

Name	Number of Securities Underlying Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date
Clifford L. Flowers	100,000	–	$0.12	6/4/2018
Clifford L. Flowers	600,000	–	$0.03	5/4/2020

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

Director Compensation

As described more fully below, this table summarizes the annual cash compensation for our non-employee directors during the fiscal year ended May 31, 2016.

Director Compensation

For Fiscal Year Ended May 31, 2016

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)	All Other Compensation	Total Compensation ($)
Carlton M. Johnson, Jr.	$122,400	(1)	$–	$–	$122,400
Gloria H. Felcyn	96,000	(2)	–	–	96,000

1.	Consists of $28,800 board fee, $36,000 Phoenix Digital Solutions, LLC management committee fee, $28,800 Compensation Committee Chair fee and $28,800 Executive Committee Chair fee.

2.	Consists of $28,800 board fee and $67,200 Audit Committee Chair fee.

Director Outstanding Equity Awards

As of May 31, 2016

Name	Number of Securities Underlying Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date
Carlton M. Johnson, Jr.	300,000	–	$0.12	6/4/2018
Carlton M. Johnson, Jr.	500,000	–	$0.03	5/4/2020

Name	Number of Securities Underlying Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date
Gloria H. Felcyn	300,000	–	$0.12	6/4/2018
Gloria H. Felcyn	500,000	–	$0.03	5/4/2020

Directors who are not our employees are compensated for their service as a director as shown in the table below:

Schedule of Director Fees

May 31, 2016

Compensation Item	Amount
Board	$28,800
Audit Committee Chair	67,200
Compensation Committee Chair	28,800
Executive Committee Chair	28,800
Phoenix Digital Solutions, LLC Management Committee Board Member	36,000

All retainers are paid in monthly installments.

Other

We reimburse all directors for travel and other necessary business expenses incurred in the performance of their services for us.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 24, 2016, the stock ownership of each of our officers and directors, of all our officers and directors as a group, and of each person known to us to be a beneficial owner of 5% or more of our Common Stock. The number of shares of Common Stock outstanding as of August 24, 2016, was 401,392,948. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. Each individual’s address is 2038 Corte Del Nogal, Suite 141, Carlsbad, California 92011-1478.

Name	Amount & Nature of Beneficial Ownership	Percent of Class
Gloria H. Felcyn, CPA	1,751,690 (1)	*
Carlton M. Johnson, Jr.	1,325,000 (2)	*
Clifford L. Flowers	775,000 (3)	*
All directors & officers as a group (3 persons)	3,851,690 (4)	0.96%

*Less than 1%

(1)	Includes 800,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 24, 2016.

(2)	Includes 800,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 24, 2016.

(3)	Includes 700,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 24, 2016.

(4)	Includes 2,300,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 24, 2016.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Directors, Executive Officers and Principal Stockholders

There were no transactions, or series of transactions during the fiscal years ended May 31, 2016 or 2015, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $120,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater stockholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest other than as described below.

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

Audit Fees

During the fiscal years ended May 31, 2016 and 2015, the aggregate fees billed by our principal accountants for professional services rendered for the audit of our annual consolidated financial statements, and reviews of quarterly consolidated financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings were $75,350 and $91,850, respectively.

Audit-Related Fees

None.

Tax Fees

During the fiscal years ended May 31, 2016 and 2015, the aggregate fees billed by our principal accountants for tax compliance, tax advice and tax planning rendered on our behalf were $11,661 and $12,525, respectively, which are related to the preparation of federal and state income tax returns.

All Other Fees

Our principal accountants billed no other fees for the fiscal years ended May 31, 2016 and 2015, except as disclosed above.

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

Patriot Scientific Corporation

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended May 31, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the Years Ended May 31, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended May 31, 2016 and 2015

Notes to Consolidated Financial Statements

Phoenix Digital Solutions, LLC

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Balance Sheets as of May 31, 2016 and 2015

Statements of Operations for the Years Ended May 31, 2016 and 2015

Statements of Members’ Equity (Deficit) for the Years Ended May 31, 2016 and 2015

Statements of Cash Flows for the Years Ended May 31, 2016 and 2015

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
2.1

Agreement and Plan of Merger dated August 4, 2008, among the Company, PTSC Acquisition 1 Corp, Crossflo Systems, Inc. and the Crossflo principal officers, incorporated by reference to Exhibit 99.1 to Form 8-K filed August 11, 2008 (Commission file No. 000-22182)

3.1

Original Articles of incorporation of the Company’s predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, (Commission file No. 33-23143-FW)

3.2

Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18, (Commission file No. 33-23143-FW)

3.3

Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 24, 1992, incorporated by reference to Exhibit 3.3 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

27

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

10.11

Agreement effective August 10, 2016 among Phoenix Digital Solutions, LLC, MMP Licensing LLC and Alliacense Limited, LLC, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 16, 2016 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement.)

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

Patriot Scientific Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Patriot Scientific Corporation

We have audited the accompanying consolidated balance sheets of Patriot Scientific Corporation and subsidiaries (the “Company”) as of May 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patriot Scientific Corporation and subsidiaries as of May 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

August 29, 2016

Patriot Scientific Corporation

Consolidated Balance Sheets

May 31,	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,159,576	$2,679,360
Restricted cash and cash equivalents	21,336	21,229
Marketable securities, current portion	1,955,493	2,455,106
Prepaid income tax	2,385	4,785
Prepaid expenses and other current assets	13,788	15,582
Total current assets	3,152,578	5,176,062

Property and equipment, net	–	2,440
Marketable securities, net of current portion	500,409	–
Other assets	–	3,036
Investment in affiliated company	170,357	–
Total assets	$3,823,344	$5,181,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,215	$38,459
Accrued expenses and other	40,297	57,305
Total current liabilities	73,512	95,764

Cumulative losses in excess of investment in affiliated company	–	69,342
Total liabilities	73,512	165,106

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at May 31, 2016 and 2015	4,382	4,382
Additional paid-in capital	77,444,062	77,444,062
Accumulated deficit	(59,072,744)	(57,806,144)
Common stock held in treasury, at cost – 36,849,670 shares at May 31, 2016 and 2015	(14,625,868)	(14,625,868)
Total stockholders’ equity	3,749,832	5,016,432
Total liabilities and stockholders’ equity	$3,823,344	$5,181,538

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation

Consolidated Statements of Operations

Years Ended May 31,	2016	2015
Operating expenses:
Selling, general and administrative	$1,576,473	$1,437,802
Total operating expenses	1,576,473	1,437,802

Other income (expense):
Interest income	14,574	10,080
Other income	–	60
Equity in earnings (loss) of affiliated company	297,699	(106,923)
Total other income (expense), net	312,273	(96,783)

Loss from continuing operations before income taxes	(1,264,200)	(1,534,585)

Provision for income taxes	2,400	1,570

Loss from continuing operations	(1,266,600)	(1,536,155)

Loss from discontinued operations, net	–	(1,873)

Net loss	$(1,266,600)	$(1,538,028)

Basic and diluted loss per common share:
Loss from continuing operations	$–	$–
Loss from discontinued operations	$–	$–
Net loss	$–	$–

Weighted average number of common shares outstanding – basic	398,548,318	398,548,318
Weighted average number of common shares outstanding – diluted	398,548,318	398,548,318

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amounts	Capital	Deficit	Stock	Equity
Balance, June 1, 2014	401,392,948	$4,382	$77,400,852	$(56,268,116)	(14,625,868)	$6,511,250
Share-based compensation	–	–	43,210	–	–	43,210
Net loss	–	–	–	(1,538,028)	–	(1,538,028)
Balance, May 31, 2015	401,392,948	4,382	77,444,062	(57,806,144)	(14,625,868)	5,016,432
Net loss	–	–	–	(1,266,600)	–	(1,266,600)
Balance, May 31, 2016	401,392,948	$4,382	$77,444,062	$(59,072,744)	(14,625,868)	$3,749,832

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation

Consolidated Statements of Cash Flows

Years Ended May 31,	2016	2015
Operating activities:
Net loss	$(1,266,600)	$(1,538,028)
Less: Net loss from discontinued operations	–	(1,873)
Net loss from continuing operations	(1,266,600)	(1,536,155)
Adjustments to reconcile net loss before discontinued operations to net cash used in operating activities:
Depreciation	1,298	2,054
Share-based compensation	–	43,210
Accrued interest income added to investments	(903)	(4,645)
Equity in (earnings) loss of affiliated company	(297,699)	106,923
Loss on disposal of fixed assets	642	–
Changes in operating assets and liabilities:
Prepaid income tax	2,400	(4,783)
Prepaid expenses and other assets	4,830	187,564
Accounts payable, accrued expenses, and other	(22,252)	(190,780)
Income taxes payable	–	(3,599)
Net cash used in operating activities of continuing operations	(1,578,284)	(1,400,211)
Net cash provided by operating activities of discontinued operations	–	55,604
Net cash used in operating activities	(1,578,284)	(1,344,607)

Investing activities:
Proceeds from sales of marketable securities	2,450,000	1,951,078
Purchases of marketable securities	(2,450,000)	(2,700,000)
Purchases of property and equipment	–	(1,719)
Proceeds from sales of fixed assets	500	–
Distributions from affiliated company	58,000	58,400
Net cash provided by (used in) investing activities	58,500	(692,241)

Net decrease in cash and cash equivalents	(1,519,784)	(2,036,848)
Cash and cash equivalents, beginning of year	2,679,360	4,716,208
Cash and cash equivalents, end of year	$1,159,576	$2,679,360

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$–	$9,954

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

Our current liquid cash resources as of May 31, 2016, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $3,115,069 at May 31, 2016.

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated balance sheets at May 31, 2016 and 2015 and consolidated statements of operations for the fiscal years ended May 31, 2016 and 2015 includes our accounts and those of our wholly owned subsidiary PDSG which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

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

Summarized operating results of discontinued operations for the fiscal years ended May 31, 2016 and 2015 are as follows:

	May 31, 2016	May 31, 2015
Loss on sale of discontinued operations	$–	$(1,873)
Loss before income taxes	$–	$(1,873)
Loss from discontinued operations	$–	$(1,873)

PDSG activity for the fiscal year ended May 31, 2015 consists of PDSG royalty revenues of $7,127. Additional activity for the fiscal year ended May 31, 2015 includes a $9,000 write-off of the receivable due to PDSG on the balance of the sale of Vigilys assets. There was no activity during the year ended May 31, 2016.

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements

Cash Equivalents, Restricted Cash, and Marketable Securities

We consider all highly liquid investments acquired with a maturity of three months or less from the purchase date to be cash equivalents.

Restricted cash and cash equivalents at May 31, 2016 and 2015 consist of a savings account held as collateral for our corporate credit card account.

At May 31, 2016 and 2015 our short-term marketable securities in the amount of $1,955,493 and $2,455,106 consist of certificates of deposit with various financial institutions, with maturity dates between three months and twelve months from the purchase date.

At May 31, 2016 our long-term marketable securities in the amount of $500,409 consist of certificates of deposit with various financial institutions, with maturity dates greater than twelve months from the purchase date.

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements

Earnings (Loss) Per Share (continued)

For the fiscal years ended May 31, 2016 and 2015 potential common shares of 2,760,000 and 3,335,000, respectively, related to our outstanding options were not included in the calculation of diluted loss per share for continuing and discontinued operations as we recorded a loss. Had we reported net income for the years ended May 31, 2016 and 2015 no shares and 2,000,000 additional shares, respectively, of common stock would have been included in the calculation of diluted income per share related to stock options for continuing and discontinued operations.

In connection with our acquisition of Crossflo, which became a part of PDSG, we issued 2,844,630 escrow shares that are contingent upon certain representations and warranties made by Crossflo at the time of the merger agreement (see Note 9). We exclude these escrow shares from the basic income (loss) per share calculations and would have included the escrowed shares in the diluted income per share calculations if we reported net income.

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

Intellectual Property Rights

PDS, our investment in affiliated company, relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We have three European and two Japanese patents all expiring on October 4, 2016. We also have seven U.S. patents, six European, and one Japanese patent all of which expired between August 2009 and September 15, 2015. These patents, while expired, may have certain retrospective statutory benefits that will fully diminish six years after the patent expiration dates. The patent useful life for purposes of negotiating licenses is finite and these patents are subject to legal challenges, which in combination with the limited life, could adversely impact the stream of revenues. A successful challenge to the ownership of the technology or the proprietary nature of the intellectual property would materially damage business prospects. Any issued patent may be challenged and invalidated.

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

3. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

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

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at May 31, 2016 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$113,803	$113,803	$–	$–
Money market funds	795,600	795,600	–	–
Certificates of deposit	250,173	–	250,173	–
Restricted cash and cash equivalents	21,336	21,336	–	–
Marketable securities:
Short-term:
Certificates of deposit	1,955,493	–	1,955,493	–
Long-term:
Certificates of deposit	500,409	–	500,409	–
Total	$3,636,814	$930,739	$2,706,075	$–

Patriot Scientific Corporation

Notes to Consolidated Financial Statements

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

We purchase certificates of deposit with varying maturity dates. The following table summarizes the purchase date maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2016:

	May 31, 2016
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$250,173	$–	$250,173
Due in one year or less	$1,955,493	$–	$1,955,493
Due in one year or more	$500,409	$–	$500,409

We purchase certificates of deposit with varying maturity dates. The following table summarizes the purchase date maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2015:

	May 31, 2015
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in one year or less	$2,455,106	$–	$2,455,106

Patriot Scientific Corporation

Notes to Consolidated Financial Statements

4. Property and Equipment

Property and equipment consisted of the following at May 31, 2016 and 2015:

	2016	2015
Computer equipment and software	$9,611	$24,919
Furniture and fixtures	3,147	20,665
	12,758	45,584
Less: accumulated depreciation	(12,758)	(43,144)
Net property and equipment	$–	$2,440

Depreciation expense related to property and equipment was $1,298 and $2,054 for the years ended May 31, 2016 and 2015, respectively.

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

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There had not been a third management committee member since May 2010; however, as a result of our initiation of arbitration seeking the appointment of a third member, on December 16, 2014, an independent manager to the PDS management committee was selected by the arbitrator. Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. No such contributions were made during the fiscal years ended May 31, 2016 and 2015. Distributable cash and allocation of profits and losses have been allocated to the members in the priority defined in the LLC Agreement.

PDS previously reimbursed TPL for payment of all legal and third-party expert fees and other related third-party costs and expenses, although the majority of third-party costs are now paid directly by PDS. During the fiscal years ended May 31, 2016 and 2015, PDS expensed $8,603 and $1,247,969, respectively, pursuant to the agreement. These expenses are recorded in the accompanying PDS statements of operations presented below net of $546,704 and $20,546, for fiscal 2016 and 2015, respectively, of legal fee reversals previously expensed and recorded as accounts payable to TPL as the statute of limitations had expired.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements

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

Pursuant to the Program Agreement, PDS was contractually obligated to pay Alliacense litigation support fees relating to Alliacense’s special work and effort regarding internal costs related to MMP maintenance and litigation support including support in the U.S. District Court and the complaints filed on behalf of TPL, PDS and us with the ITC. During the fiscal year ended May 31, 2015, PDS reversed $(24,598) pursuant to this contractual obligation. The Novation Agreement eliminated the Program Agreement’s litigation support activity by Alliacense. This reversal is recorded net of expenses in the accompanying PDS statement of operations for the fiscal year ended May 31, 2015 presented below.

Pursuant to the Novation Agreement, the PDS paid Alliacense licensing fees of $155,600 during the fiscal year ended May 31, 2015.

During the fiscal year ended May 31, 2015, PDS paid Alliacense $323,000 against multiple outstanding disputed items in connection with a settlement of these items.

On August 10, 2016, PDS entered into an agreement with Alliacense and MMP Licensing, LLC to settle matters relating to Alliacense’s non-performance under terms of the Novation Agreement. The August 10, 2016 agreement requires Alliacense to provide PDS’s second licensing company with certain materials and to cooperate with reasonable discovery requests relating to infringement litigation currently pending in the U.S. District Court for the Northern District of California. MMP Licensing, LLC will provide commercialization services to PDS for the MMP portfolio with respect to certain companies. PDS and Alliacense have agreed to cause the arbitration between the parties to be dismissed with prejudice. The August 10, 2016 agreement will expire on October 4, 2022. Terms of the settlement agreement require PDS to pay Alliacense $84,000 within 24 hours after delivery of materials to PDS’s second licensing agent and to pay Alliacense $84,000 out of subsequent recoveries. On August 11, 2016, PDS paid Alliacense $84,000.

During January 2013, TPL and Moore settled their litigation. Terms of the settlement include the payment by PDS to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever comes first. Per terms of the agreement PDS paid Moore $150,000 on the settlement date and will pay Moore $16,667 per month from August 2013 through January 2014 and $20,833 per month beginning February 2014 through January 2017. During both of the fiscal years ended May 31, 2016 and 2015, PDS paid Moore $249,996 pursuant to this contractual obligation. These expenses are recorded in the accompanying PDS statements of operations for the fiscal years ended May 31, 2016 and 2015 presented below.

We are accounting for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net income during the fiscal year ended May 31, 2016 of $297,699 as an increase in our investment. We have recorded our share of PDS’s net loss during the fiscal year ended May 31, 2015 of $106,923 as a decrease in our investment. Cash distributions of $58,000 and $58,400 received from PDS during the years ended May 31, 2016 and 2015, respectively, have been recorded as a reduction in our investment. We have recorded our share of PDS’s net income and loss as “Equity in earnings (loss) of affiliated company” in the accompanying consolidated statements of operations for the years ended May 31, 2016 and 2015, respectively.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements

Investment in Affiliated Company (continued)

During the fiscal years ended May 31, 2016 and 2015, PDS entered into licensing agreements with third parties, pursuant to which PDS recognized revenues of $1,450,000 and $1,820,000, respectively.

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

PDS’s balance sheets at May 31, 2016 and 2015 and statements of operations for the years ended May 31, 2016 and 2015 are as follows:

Balance Sheets

Assets:

	2016	2015
Cash	$741,971	$442,621
Prepaid expenses	26,295	26,644
Total assets	$768,266	$469,265

Liabilities and Members’ Equity (Deficit):

	2016	2015
Related party payables and accrued expenses	$427,553	$607,949
Members’ equity (deficit)	340,713	(138,684)
Total liabilities and members’ equity (deficit)	$768,266	$469,265

Patriot Scientific Corporation

Notes to Consolidated Financial Statements

Investment in Affiliated Company (continued)

Statements of Operations

	2016	2015
Revenues	$1,450,000	$1,820,000
Expenses	853,803	1,673,046
Income before provision for income taxes and foreign taxes	596,197	146,954
Provision for income taxes and foreign taxes	800	360,800
Net income (loss)	$595,397	$(213,846)

We review our investment in PDS to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near term prospects of PDS. If a decline in value is deemed to be other than temporary, we would recognize an impairment loss.

6. Accrued Expenses and Other

At May 31, 2016 and 2015, accrued expenses and other consisted of the following:

	2016	2015
Accrued lease obligation	$–	$2,478
Compensation and benefits	40,297	54,827
	$40,297	$57,305

7. Stockholders’ Equity

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market. The repurchase plan has no maximum number of shares and is solely at the discretion of the Board of Directors. The repurchase plan has no set expiration date.

There were no share repurchases during the years ended May 31, 2016 and 2015.

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements

Stockholders’ Equity (continued)

	Year Ended May 31, 2016	Year Ended May 31, 2015
Expected term	*	5 yrs
Expected volatility	*	94%
Risk-free interest rate	*	1.51%

* No stock options were granted during the fiscal year ended May 31, 2016.

A summary of option activity for the year ended May 31, 2016 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2015	3,335,000	$0.06
Options granted	–	$–
Options exercised	–	$–
Options forfeited	(575,000)	$0.10
Options outstanding at May 31, 2016	2,760,000	$0.05	3.18	$–
Options vested and expected to vest at May 31, 2016	2,760,000	$0.05	3.18	$–
Options exercisable at May 31, 2016	2,760,000	$0.05	3.18	$–

The aggregate intrinsic value in the table above represents the differences in market price at the close of the fiscal year ($0.004 per share on May 31, 2016) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.004) on May 31, 2016.

The following table summarizes employee and director stock-based compensation expense for the fiscal years ended May 31, 2016 and 2015, which was recorded as follows:

	Year Ended	Year Ended
	May 31, 2016	May 31, 2015
Selling, general and administrative expense	$–	$43,210

Patriot Scientific Corporation

Notes to Consolidated Financial Statements

Stockholders’ Equity (continued)

2006 Stock Option Plan

The 2006 Stock Option Plan, as amended, which expired in March 2016, provided for the granting of options to acquire up to 10,000,000 shares, with a limit of 8,000,000 Incentive Stock Option (“ISO”) shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2006 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). During the fiscal year ended May 31, 2015 we granted options to employees and directors to purchase 2,000,000 shares of our common stock under this plan, none of which were ISOs. We made no grants under this plan during fiscal 2016. As of May 31, 2016, options to purchase 2,760,000 shares of common stock are outstanding under the 2006 Stock Option Plan.

8. Income Taxes

The provision for income taxes from continuing operations is as follows for the years ended May 31:

	2016	2015
Current:
Federal	$–	$1,599
State	2,400	(29)
Total current	2,400	1,570

Deferred:
Federal	(402,084)	(612,594)
State	(103,676)	104,012
Total deferred	(505,760)	(508,582)
Valuation allowance	505,760	508,582
Total deferred	–	–
Total provision	$2,400	$1,570

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended May 31:

	2016	2015
Statutory federal income tax rate	35.0%	35.0%
State income tax rate, net of Federal effect	(0.1)%	-%
Change in tax rate	(1.0)%	(1.0)%
Stock option expense	(1.4)%	-%
Other	-%	(0.1)%
Change in valuation allowance	(32.7)%	(34.0)%
Effective income tax rate	(0.2)%	(0.1)%

Patriot Scientific Corporation

Notes to Consolidated Financial Statements

Income Taxes (continued)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets from continuing operations are as follows as of May 31:

	2016	2015
Current deferred tax assets:
State taxes	$815	$815
Accrued expenses	14,215	14,930
Less: valuation allowance	(15,030)	(15,745)
Total net current deferred tax asset	–	–
Long-term deferred tax assets (liabilities):
Investment in affiliated company	1,203,001	1,203,000
Basis difference in property and equipment	643	(377)
Basis difference in intangibles	–	18,335
Stock based compensation expense	224,514	246,139
Impairment of note receivable	331,896	331,896
Capital loss carryover	225,603	225,603
Net operating loss carryforwards	10,252,600	9,709,955
Credit carryover	109,786	107,017
Valuation allowance	(12,348,043)	(11,841,568)
Total net long-term deferred tax asset	–	–
Net deferred tax asset	$–	$–

We have federal and state net operating loss carryforwards available to offset future taxable income of approximately $24,010,162 and $23,632,876, respectively, at May 31, 2016. These carryforwards begin to expire in the years ending May 31, 2025 and 2016, respectively.

We follow authoritative guidance which defines criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Interest and penalties relating to underpayment of income taxes are recorded in general and administrative expense. As of May 31, 2016, we are subject to U.S. Federal income tax examinations for the tax years May 31, 2004 through May 31, 2016, and we are subject to state and local income tax examinations for the tax years May 31, 2004 through May 31, 2016 due to the carryover of net operating losses related to PDSG from previous years.

We have no liability relating to unrecognized tax benefits under the authoritative guidance for the fiscal years ended May 31, 2016 and 2015.

Our continuing practice is to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements

9. Commitments and Contingencies

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

These ongoing proceedings relate to the proceedings filed by the Plaintiffs in February 2008 in the U.S. District Court for the Northern District of California alleging infringement of the US 5,440,749 patent (the “749 patent”), the US 5,530,890 patent (the “890 patent”) and the ‘336 patent against Amazon.com Inc., Barnes & Noble Inc., Garmin Ltd., Huawei Technologies Co. Ltd., Kyocera Corporation, LG Electronics, Nintendo Co. Ltd., Novatel Wireless Inc., Samsung Electronics Co. Ltd., Sierra Wireless Inc., and ZTE Corporation. We have settled with all defendants except those named in the first paragraph to this footnote. Litigation and settlement activity for the year ended May 31, 2016 and through the date of this filing is detailed below.

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements

Commitments and Contingencies (continued)

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

On December 7, 2015, Plaintiffs filed notices of appeal with the U.S. Federal Circuit appealing the district court’s claim construction. Plaintiffs filed their opening appellate brief on March 10, 2016. Defendants filed their response brief on May 23, 2016, with Plaintiffs filing their reply brief on June 23, 2016. The appeal is pending.

PDS Arbitration - Alliacense Performance

In June 2015, our representative to the PDS management committee filed with the Judicial Arbitration and Mediation Services (“JAMS”) a demand for arbitration pursuant to Alliacense’s non-performance under terms of the Novation Agreement. The demand sought a declaration of the respective rights and obligations of the parties under the Novation Agreement. Alliacense had filed counterclaims seeking compensatory and punitive damages. This matter is set for three days of arbitration commencing on September 20, 2016.

On August 10, 2016, PDS entered into an agreement with Alliacense and MMP Licensing, LLC to settle matters relating to Alliacense’s non-performance under terms of the Novation Agreement. The August 10, 2016 agreement requires Alliacense to provide PDS’s second licensing company with certain materials and to cooperate with reasonable discovery requests relating to infringement litigation currently pending in the U.S. District Court for the Northern District of California. MMP Licensing, LLC will provide commercialization services to PDS for the MMP portfolio with respect to certain companies. The August 10, 2016 agreement will expire on October 4, 2022.

401(k) Plan

We have a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. We match 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Our participants vest 33% per year over a three year period in their matching contributions. Our matching contributions during the fiscal years ended May 31, 2016 and 2015 were $20,146 and $15,935, respectively.

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

Operating Lease

Our facility operating lease at 701 Palomar Airport Road, Suite 170 in Carlsbad, CA expired in March 2016. Our current facility operating lease is on a month to month basis. Rental expense is presented in the following table:

	Year Ended	Year Ended
	May 31, 2016	May 31, 2015
Rental expense	$38,052	$38,889

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

Phoenix Digital Solutions, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

Phoenix Digital Solutions, LLC

We have audited the accompanying balance sheets of Phoenix Digital Solutions, LLC (the "Company") as of May 31, 2016 and 2015, and the related statements of operations, members' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Phoenix Digital Solutions, LLC as of May 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

August 29, 2016

Phoenix Digital Solutions, LLC

Balance Sheets

May 31,	2016	2015

ASSETS

Current assets:
Cash	$741,971	$442,621
Prepaid expenses	26,295	26,644
Total assets	$768,266	$469,265

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

Current liabilities:
Related party payables and accrued expenses	$427,553	$607,949

Commitments and Contingencies

Members’ equity (deficit)	340,713	(138,684)

Total liabilities and members’ equity (deficit)	$768,266	$469,265

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Operations

Years Ended May 31,	2016	2015

License revenues	$1,450,000	$1,820,000

Operating expenses:
General and administrative	853,803	1,673,046

Income before provision for income taxes and foreign taxes	596,197	146,954

Provision for income taxes and foreign taxes	800	360,800

Net income (loss)	$595,397	$(213,846)

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Members’ Equity (Deficit)

Years Ended May 31, 2016 and 2015

Balance June 1, 2014	$191,962
Distributions	(116,800)
Net loss	(213,846)
Balance May 31, 2015	(138,684)
Distributions	(116,000)
Net income	595,397
Balance May 31, 2016	$340,713

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Cash Flows

Years Ended May 31,	2016	2015
Operating activities:
Net income (loss)	$595,397	$(213,846)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Write-off of accounts payable	(546,704)	(20,546)
Changes in operating assets and liabilities:
Prepaid expenses	349	221,132
LLC tax payable	–	(11,790)
Related party payables and accrued expenses	366,308	(479,065)
Net cash provided by (used in) operating activities	415,350	(504,115)

Financing activities:
Distributions to members	(116,000)	(116,800)
Net cash used in financing activities	(116,000)	(116,800)
Net increase (decrease) in cash	299,350	(620,915)
Cash, beginning of year	442,621	1,063,536
Cash, end of year	$741,971	$442,621

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$800	$372,590

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

Going Concern and Management’s Plans

At August 24, 2016, the Company’s cash balance was $592,035. The ability of PDS to continue as a going concern is dependent on its ability to generate or obtain sufficient cash to meet its obligations on a timely basis. The Company will need to generate proceeds from new license agreements or obtain equity or debt financing from its members to fund its planned operating expenses and working capital requirements for the foreseeable future. Currently, the Company has no commitments to obtain additional capital from sources outside of that which may be contributed by the members, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

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

Legal Fees

For the years ended May 31, 2016 and 2015, the Company’s current legal service provider accounted for $529,586 and $49,704, respectively, of legal costs associated with the litigation of the Moore Microprocessor Patent (“MMP”) portfolio. For the years ended May 31, 2016 and 2015, the Company’s former legal service provider accounted for $0 and $1,195,269, respectively, of legal costs associated with the litigation of the MMP portfolio. These amounts are included in general and administrative expense in the accompanying statements of operations.

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

Summary of Significant Accounting Policies (continued)

Intellectual Property Rights

The Company relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently licenses three European and two Japanese patents on PTSC’s microprocessor technology. The European and Japanese patents will expire on October 4, 2016. The Company also licenses seven U.S. patents, six European, and one Japanese patent all of which expired between August 2009 and September 15, 2015. The patent useful life for purposes of negotiating licenses is finite and these patents are subject to legal challenges, which in combination with the limited life, could adversely impact the stream of revenues. A successful challenge to its ownership of the technology or the proprietary nature of the intellectual property would materially damage the Company’s business prospects. Any issued patent may be challenged and invalidated.

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and certain of its accounts payable and accrued expenses. The carrying value of these financial instruments approximates fair value because of the immediate or short-term maturity of the instruments.

4. Prepaid Expenses

At May 31, 2016 and 2015, prepaid expenses consist of:

	May 31, 2016	May 31, 2015

Prepaid expenses	$26,295	$26,294
Other current assets	–	350
Total	$26,295	$26,644

At May 31, 2016, prepaid expenses in the table above consist of the balance of a directors and officers’ insurance premium for the period June 2016 to March 2017.

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

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

Formation of Joint Venture and Commercialization Agreement (continued)

Contribution Requirements

Pursuant to the Company’s Limited Liability Company Operating Agreement (the “LLC Agreement”), the members agreed to establish a working capital fund for the Company of $4,000,000, of which each member contributed $2,000,000. The working capital fund increased to a maximum of $8,000,000 as license revenues are achieved. The members are obligated to fund future working capital requirements at the discretion of the management committee of the Company in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither member is required to contribute more than $2,000,000 in any fiscal year. No contributions were made during the fiscal years ended May 31, 2016 and 2015. Distributable cash and allocation of profits and losses are allocated to the members in the priority defined in the LLC Agreement.

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

On August 10, 2016, the Company entered into an agreement with Alliacense and MMP Licensing, LLC to settle matters relating to Alliacense’s non-performance under terms of the Novation Agreement. The August 10, 2016 agreement requires Alliacense to provide the Company’s second licensing agent with certain materials and to cooperate with reasonable discovery requests relating to infringement litigation currently pending in the U.S. District Court for the Northern District of California. MMP Licensing, LLC will provide commercialization services to the Company for the MMP portfolio with respect to certain companies. The Company and Alliacense have agreed to cause the arbitration between the parties to be dismissed with prejudice. The August 10, 2016 agreement will expire on October 4, 2022. Terms of the settlement agreement require the Company to pay Alliacense $84,000 within 24 hours after delivery of materials to the Company’s second licensing agent and to pay Alliacense $84,000 out of subsequent recoveries. On August 11, 2016, the Company paid Alliacense $84,000.

During January 2013, TPL and Moore settled their litigation. Terms of the settlement include payment by the Company to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever comes first. Per terms of the agreement the Company paid Moore $150,000 on the settlement date and paid Moore $16,667 per month from August 2013 through January 2014 and will pay Moore $20,833 per month beginning February 2014 through January 2017 (see Note 7).

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

Formation of Joint Venture and Commercialization Agreement (continued)

Significant Contractual Legal Relationship

The Company has incurred legal fees from an unrelated law firm to provide substantial legal services for the commercialization of the MMP portfolio of microprocessor patents.

Accounts payable balances due this law firm as of May 31, 2016 were $3,512.

Transactions with this law firm for the fiscal years ended May 31, 2016 and 2015 were as follows:

	May 31, 2016	May 31, 2015
Legal costs	$529,586	$49,704

The Company had incurred legal fees from an unrelated law firm and legal subcontractors to provide substantial legal services for the commercialization of the MMP portfolio of microprocessor patents. This law firm dissolved in April 2015 and the Company has retained replacement counsel.

Transactions with this law firm and legal subcontractors for the fiscal years ended May 31, 2016 and 2015 were as follows:

	May 31, 2016	May 31, 2015
Legal costs	$–	$1,195,269

6. Delinquent Accounts Payable

During the fiscal years ended May 31, 2016 and 2015, the Company reversed approximately $547,000 and $20,500, respectively, of legal fees and other expenses previously expensed and recorded as accounts payable as the statute of limitations had expired. These reversals are recorded as a reduction of legal and other expenses in general and administrative expense in the accompanying statements of operations.

7. Commitments and Contingencies

Alliacense Performance Arbitration

In June 2015, PTSC’s representative to the Company’s management committee filed with the Judicial Arbitration and Mediation Services (“JAMS”) a demand for arbitration pursuant to Alliacense’s non-performance under terms of the Novation Agreement. The demand sought a declaration of the respective rights and obligations of the parties under the Novation Agreement. Alliacense had filed counterclaims seeking compensatory and punitive damages.

On August 10, 2016, the Company entered into an agreement with Alliacense and MMP Licensing, LLC to settle matters relating to Alliacense’s non-performance under terms of the Novation Agreement. The August 10, 2016 agreement requires Alliacense to provide the Company’s second licensing agent with certain materials and to cooperate with reasonable discovery requests relating to infringement litigation currently pending in the U.S. District Court for the Northern District of California. MMP Licensing, LLC will provide commercialization services to the Company for the MMP portfolio with respect to certain companies. The August 10, 2016 agreement will expire on October 4, 2022.

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

For both the fiscal years ended May 31, 2016 and 2015, the Company expensed $249,996 related to this agreement.

8. Related Party Transactions

A summary of related party transactions described above is as follows:

Related party balances as of May 31,	2016	2015

Accounts payable and accrued expenses due TPL	$6,873	$607,949

Related party transactions for the years ended May 31,	2016	2015

TPL legal fees and reimbursements expensed	$555,307	$1,268,515
Reversal of legal fees and other expenses previously expensed as accounts payable to TPL	(546,704)	(20,546)
Total TPL expenses paid, accrued or reversed	$8,603	$1,247,969

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

Related Party Transactions (continued)

Related party transactions for the years ended May 31,	2016	2015

Alliacense litigation support fees	$–	$(24,598)
Alliacense license fees earned	–	155,600
Alliacense settlement fees accrued	168,000	–
Total Alliacense expenses paid, reversed or accrued	$168,000	$131,002

Payments to Charles Moore per TPL and Moore litigation settlement	$249,996	$249,996

Distributions (50% to TPL and PTSC)	$116,000	$116,800

9. Subsequent Events

The Company has evaluated subsequent events after the balance sheet date and based on its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

On August 11, 2016, the Company paid Alliacense $84,000 pursuant to the August 10, 2016 agreement between the Company, Alliacense and MMP Licensing, LLC to settle matters relating to Alliacense’s non-performance under terms of the Novation Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 29, 2016	PATRIOT SCIENTIFIC CORPORATION /S/ CLIFFORD L. FLOWERS Clifford L. Flowers Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)

31