Form 10-Q
period 2016-08-31
PATRIOT SCIENTIFIC CORP
filed 2016-10-17
CIK 836564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2016 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [_] No [X]

On October 12, 2016, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of August 31, 2016 (unaudited) and May 31, 2016	3
Condensed consolidated Statements of Operations for the three months ended August 31, 2016 and August 31, 2015 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the three months ended August 31, 2016 and August 31, 2015 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	6-17
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-25
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	25
ITEM 4. Controls and Procedures	25
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	26
ITEM 1A. Risk Factors	26
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
ITEM 3. Defaults Upon Senior Securities	26
ITEM 4. Mine Safety Disclosures	26
ITEM 5. Other Information	26
ITEM 6. Exhibits	26-29

SIGNATURES

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	August 31, 2016	May 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$987,679	$1,159,576
Restricted cash and cash equivalents	21,362	21,336
Marketable securities	1,706,218	1,955,493
Prepaid income tax	–	2,385
Prepaid expenses and other current assets	123,353	13,788
Total current assets	2,838,612	3,152,578

Property and equipment, net	2,553	–
Marketable securities, net of current portion	501,196	500,409
Investment in affiliated company	114,962	170,357
Total assets	$3,457,323	$3,823,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,475	$33,215
Accrued expenses and other	46,684	40,297
Total current liabilities	83,159	73,512
Total liabilities	83,159	73,512

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at August 31, 2016 and May 31, 2016	4,382	4,382
Additional paid-in capital	77,444,062	77,444,062
Accumulated deficit	(59,448,412)	(59,072,744)
Common stock held in treasury, at cost – 36,849,670 shares at August 31, 2016 and May 31, 2016	(14,625,868)	(14,625,868)
Total stockholders’ equity	3,374,164	3,749,832
Total liabilities and stockholders’ equity	$3,457,323	$3,823,344

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	August 31, 2016	August 31, 2015
Operating expenses:
Selling, general and administrative	$322,372	$398,166
Total operating expenses	322,372	398,166

Other income (expense):
Interest income	4,499	3,076
Equity in earnings (loss) of affiliated company	(55,395)	322,259
Total other income (expense), net	(50,896)	325,335

Loss before income taxes	(373,268)	(72,831)

Provision for income taxes	2,400	2,400

Net loss	$(375,668)	$(75,231)

Basic and diluted loss per common share	$–	$–

Weighted average number of common shares outstanding – basic and diluted	401,392,948	401,392,948

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	August 31, 2016	August 31, 2015

Operating activities:
Net loss	$(375,668)	$(75,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	150	477
Accrued interest income added to investments	(1,538)	(605)
Equity in (earnings) loss of affiliated company	55,395	(322,259)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(109,565)	(150,466)
Prepaid income tax	2,385	2,400
Accounts payable, accrued expenses and other	9,647	(5,739)
Net cash used in operating activities	(419,194)	(551,423)

Investing activities:
Proceeds from sales of marketable securities	750,000	500,000
Purchases of marketable securities	(500,000)	(500,000)
Purchase of property and equipment	(2,703)	–
Distributions from affiliated company	–	16,000
Net cash provided by investing activities	247,297	16,000

Net decrease in cash and cash equivalents	(171,897)	(535,423)
Cash and cash equivalents, beginning of period	1,159,576	2,679,360
Cash and cash equivalents, end of period	$987,679	$2,143,937

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements of Patriot Scientific Corporation (the “Company”, “PTSC”, “Patriot”, “we”, “us” or “our”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Report on Form 10-K for our fiscal year ended May 31, 2016.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented. Operating results for the three month period ended August 31, 2016 are not necessarily indicative of the results that may be expected for the year ending May 31, 2017.

Basis of Consolidation

The condensed consolidated balance sheets at August 31, 2016 and May 31, 2016 and condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended August 31, 2016 and 2015 include our accounts and those of our inactive subsidiaries: Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

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

Our current liquid cash resources as of August 31, 2016, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $2,693,897 at August 31, 2016.

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

Earnings (Loss) Per Share

Basic earnings per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

At August 31, 2016 and 2015 potential common shares of 2,600,000 and 2,760,000, respectively, related to our outstanding options were not included in the calculation of diluted loss per share as we recorded a loss. Had we reported net income for the three months ended August 31, 2016 and 2015, no shares of common stock would have been included in the calculation of diluted income per share using the treasury stock method.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings (Loss) Per Share (continued)

In connection with our acquisition of Crossflo, which is part of PDSG, we issued escrow shares that are contingent upon certain representations and warranties made by Crossflo at the time of the merger agreement (see Note 6). We exclude these escrow shares from the basic loss per share calculations and would have included the escrowed shares in the diluted income per share calculations if we reported net income.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Intellectual Property Rights

PDS, our investment in affiliated company, relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We have seven U.S., nine European, and three Japanese patents all of which expired between August 2009 and October 4, 2016. These patents, while expired, may have certain retrospective statutory benefits that will fully diminish six years after the patent expiration dates. The patent useful life for purposes of negotiating licenses is finite and these patents are subject to legal challenges, which in combination with the limited life, could adversely impact the stream of revenues. A successful challenge to the ownership of the technology or the proprietary nature of the intellectual property would materially damage business prospects. Any issued patent may be challenged and invalidated.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, "Presentation of Financial Statements – Going Concern." ASU 2014-15 provides guidance in generally accepted accounting principles about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and for annual periods and interim periods thereafter (fiscal year 2017 for the Company). Early adoption is permitted. We have not yet determined the potential effects of the adoption of ASU 2014-15 on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The issue addressed in ASU 2016-15 that will affect the Company is classifying distributions received from equity method investments. The guidance provides an accounting policy election for classifying distributions received from equity method investments using either a cumulative earnings approach or a nature of distributions approach. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (fiscal 2019 for the Company). Early adoption is permitted. We have not yet determined the potential effects of the adoption of ASU 2016-15 on our condensed consolidated financial statements.

2. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

We consider all highly liquid investments acquired with a maturity of three months or less from the purchase date to be cash equivalents.

Restricted cash and cash equivalents at August 31, 2016 and May 31, 2016 consist of a savings account held as collateral for our corporate credit card account.

At August 31, 2016 and May 31, 2016, our short-term marketable securities in the amount of $1,706,218 and $1,955,493, respectively, consist of certificates of deposit with various financial institutions, with maturity dates between three months and twelve months from the purchase date.

At August 31, 2016 and May 31, 2016, our long-term marketable securities in the amount of $501,196 and $500,409, respectively, consist of certificates of deposit with various financial institutions, with maturity dates greater than twelve months from the purchase date.

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

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at August 31, 2016 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	August 31,	Identical Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$88,948	$88,948	$–	$–
Money market funds	148,186	148,186	–	–
Certificates of deposit	750,545	–	750,545	–
Restricted cash and cash equivalents	21,362	21,362	–	–
Marketable securities:
Short-term:
Certificates of deposit	1,706,218	–	1,706,218	–
Long-term:
Certificates of deposit	501,196	–	501,196	–
Total	$3,216,455	$258,496	$2,957,959	$–

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

We purchase certificates of deposit with varying maturity dates. The following table summarizes the purchase date maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of August 31, 2016:

	August 31, 2016 (Unaudited)
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$750,545	$–	$750,545
Due in one year or less	$1,706,218	–	$1,706,218
Due in one year or more	$501,196	$–	$501,196

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

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There had not been a third management committee member since May 2010; however, as a result of our initiation of arbitration seeking the appointment of a third member, on December 16, 2014, an independent manager to the PDS management committee was selected by the arbitrator. Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. No such contributions were made during the three months ended August 31, 2016 and 2015. Distributable cash and allocation of profits and losses have been allocated to the members in the priority defined in the LLC Agreement.

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

On August 10, 2016, PDS entered into an agreement with Alliacense and MMP Licensing, LLC to settle matters relating to Alliacense’s non-performance under terms of the Novation Agreement. The August 10, 2016 agreement requires Alliacense to provide PDS’s second licensing company with certain materials and to cooperate with reasonable discovery requests relating to infringement litigation currently pending in the U.S. District Court for the Northern District of California. MMP Licensing, LLC will provide commercialization services to PDS for the MMP portfolio with respect to certain companies. PDS and Alliacense have agreed to cause the arbitration between the parties to be dismissed with prejudice. The August 10, 2016 agreement will expire on October 4, 2022. Terms of the settlement agreement required PDS to pay Alliacense $84,000 within 24 hours after delivery of materials to PDS’s second licensing agent and to pay Alliacense $84,000 out of subsequent recoveries. On August 11, 2016, PDS paid Alliacense $84,000.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

During January 2013, TPL and Moore settled their litigation. Terms of the settlement include the payment by PDS to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever comes first. Per terms of the agreement PDS paid Moore $150,000 on the settlement date and paid Moore $16,667 per month from August 2013 through January 2014 and will pay $20,833 per month beginning February 2014 through January 2017. During both of the three months ended August 31, 2016 and 2015, PDS expensed $62,499 pursuant to this commitment. These expenses are recorded in the accompanying PDS statements of operations presented below.

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net loss during the three months ended August 31, 2016 of $55,395 as a decrease in our investment and we have recorded our share of PDS’s net income during the three months ended August 31, 2015 of $322,259 as an increase in our investment. We received distributions of $16,000 from PDS during the three months ended August 31, 2015 and we have recorded these distributions as a decrease in our investment.

We have recorded our share of PDS’s net income and loss for the three months ended August 31, 2016 and 2015 as “Equity in earnings (loss) of affiliated company” in the accompanying condensed consolidated statements of operations.

During the three months ended August 31, 2016 and 2015, PDS entered into licensing agreements with third parties, pursuant to which PDS received aggregate proceeds of $0 and $1,050,000, respectively.

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

PDS’s balance sheets at August 31, 2016 and May 31, 2016 and statements of operations for the three months ended August 31, 2016 and 2015 are as follows:

Balance Sheets

Assets:

	August 31, 2016	May 31, 2016
	(Unaudited)	(Audited)
Cash	$592,035	$741,971
Prepaid expenses	18,406	26,295
Total assets	$610,441	$768,266

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Liabilities and Members’ Equity:

	August 31, 2016	May 31, 2016
	(Unaudited)	(Audited)
Payables	$380,516	$427,553
Members’ equity	229,925	340,713
Total liabilities and members’ equity	$610,441	$768,266

Statements of Operations

	Three Months Ended August 31,
	2016	2015
	(Unaudited)	(Unaudited)
Revenues	$–	$1,050,000
Expenses	110,578	405,483
Income (loss) before provision for income taxes	(110,578)	644,517
Provision for income taxes	210	–
Net income (loss)	$(110,788)	$644,517

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

A summary of option activity as of August 31, 2016 and changes during the three months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2016	2,760,000	$0.05
Options granted	–	$–
Options exercised	–	$–
Options forfeited/expired	(160,000)	$0.04

Options outstanding at August 31, 2016	2,600,000	$0.06	3.12	$–

Options vested and expected to vest at August 31, 2016	2,600,000	$0.06	3.12	$–

Options exercisable at August 31, 2016	2,600,000	$0.06	3.12	$–

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.006 per share on August 31, 2016) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.006 per share) on August 31, 2016.

6. Commitments and Contingencies

Litigation

Patent Litigation

We, TPL, and PDS (collectively referred to as “Plaintiffs”) are Plaintiffs in ongoing proceedings in the U.S. District Court for the Northern District of California where the Plaintiffs allege infringement of the US 5,809,336 patent (the “‘336 patent”) by: Huawei Technologies Co. Ltd., LG Electronics, Nintendo Co. Ltd., Samsung Electronics Co. Ltd., and ZTE Corporation. This litigation is proceeding in front of District Court Judge Vince Chhabria.

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

There was no material litigation or settlement activity for the quarter ended August 31, 2016 and through the date of this filing.

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

401(k) Plan

We have a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. We match 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Our participants vest 33% per year over a three year period in their matching contributions. Our matching contributions during the three months ended August 31, 2016 and 2015 were $5,414 and $5,201, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND THE REST OF THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS". SEE ALSO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 2016.

Overview

In June 2005, we entered into a series of agreements with TPL and others to facilitate the pursuit of unlicensed users of our intellectual property. Over the years we, TPL and TPL’s affiliate, Alliacense, have entered into various agreements regarding licensing and litigation of the MMP portfolio. Pursuant to a July 2014 Novation Agreement with Alliacense PDS engaged a second licensing agent for the MMP portfolio in October 2014 and on May 11, 2015, PDS terminated Alliacense as licensing agent due to the inability of Alliacense to fulfill its obligations under the Novation Agreement. In August 2016, PDS and Alliacense entered into an agreement which requires Alliacense to: cooperate with reasonable discovery requests, provide support to litigation counsel, and deliver certain materials to PDS’s second licensing agent. Pursuant to the August 2016 agreement, MMP Licensing, LLC will provide MMP portfolio commercialization services to PDS for certain companies. PDS is currently pursuing a litigation strategy, which includes an action in the U.S. District Court against multiple companies alleged to be infringers of the MMP portfolio. We continue to believe that the significant investment in legal effort and costs incurred to date at PDS is necessary for the protection of our interests in the MMP portfolio and its future success, although to date it has generated mixed results.

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

On October 12, 2016, PDS’s cash balance was $2,867,471. Management’s plans for the continued operation of PDS rely on the ability of PDS to obtain license agreements to cover its operational costs. PDS has experienced a decline in licensing revenues and has not obtained significant license revenues since September 2013 and it is unclear when any additional licensing revenues may be generated.

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

4.       Assessment of Contingent Liabilities

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

Results of Operations

Comparison of the Three Months Ended August 31, 2016 and Three Months Ended August 31, 2015.

	Three months ended
	August 31, 2016	August 31, 2015
Selling, general and administrative	$322,372	$398,166

Selling, general and administrative expenses decreased from approximately $398,000 for the three months ended August 31, 2015 to approximately $322,000 for the three months ended August 31, 2016. The decrease consisted primarily of approximately $39,000 in legal fees due to little activity on the TPL bankruptcy matter and PDS Northern District of California cases in the current quarter.

	Three months ended
	August 31, 2016	August 31, 2015
Other income (expense):
Interest income	$4,499	$3,076
Equity in earnings (loss) of affiliated company	(55,395)	322,259
Total other income (expense), net	$(50,896)	$325,335

Our other income and expense for the three months ended August 31, 2016 and 2015 included equity in the (loss) and earnings of PDS of approximately $(55,000) and $322,000, respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the decrease in licensing revenues during the three months ended August 31, 2016 as compared to the prior period.

	Three months ended
	August 31, 2016	August 31, 2015
Loss before income taxes	$(373,268)	$(72,831)

Loss before income taxes increased from approximately $(73,000) for the three months ended August 31, 2015 to approximately $(373,000) for the three months ended August 31, 2016 due to the decrease in equity in earnings of PDS.

Provision for income taxes

During the three months ended August 31, 2016 and 2015, we recorded a provision for income taxes related to federal and California taxes of $2,400.

Net loss

Our net loss for the three months ended August 31, 2016 and 2015 was $(375,668) and $(75,231) respectively.

Liquidity and Capital Resources

Liquidity

Our cash and cash equivalents and short-term investment balances decreased from approximately $3,115,000 as of May 31, 2016 to approximately $2,694,000 as of August 31 2016. We also have a restricted cash balance amounting to approximately $21,000 as of May 31, 2016 and August 31, 2016. Total current assets decreased from approximately $3,153,000 as of May 31, 2016 to approximately $2,839,000 as of August 31, 2016. Total current liabilities amounted to approximately $74,000 and approximately $83,000 as of May 31, 2016 and August 31, 2016, respectively. The change in our working capital position as of August 31, 2016 as compared with May 31, 2016 results primarily from the fact that we did not receive sufficient distributions from PDS to cover our operating expenses and utilized cash on hand to pay such expenses.

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

Cash Flows From Operating Activities

Cash used in operating activities was approximately $419,000 and $551,000 for the three months ended August 31, 2016 and 2015, respectively. The principal components of the current period amount were net loss of approximately $376,000 and changes in prepaid expenses and other current assets of approximately $110,000 offset by the equity in loss of affiliated company of approximately $55,000. The principal components of the prior period are the prior period net loss, changes in prepaid expenses and other current assets and equity in earnings of affiliated company.

Cash Flows From Investing Activities

Cash provided by investing activities for the three months ended August 31, 2016 and 2015 was approximately $247,000 and $16,000 respectively. Cash activities for the current period were primarily attributable to sales and purchases of marketable securities. Cash activities for the prior period were attributable to purchases and sales of marketable securities and distributions from PDS.

Capital Resources

Our current liquid cash resources as of August 31, 2016, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $2,693,897 at August 31, 2016.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The issue addressed in ASU 2016-15 that will affect the Company is classifying distributions received from equity method investments. The guidance provides an accounting policy election for classifying distributions received from equity method investments using either a cumulative earnings approach or a nature of distributions approach. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (fiscal 2019 for the Company). Early adoption is permitted. We have not yet determined the potential effects of the adoption of ASU 2016-15 on our condensed consolidated financial statements.

Risk Factors

We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock. We believe the following to be our most significant risk factors as of the date this report is being filed. The risks and uncertainties described below are not the only ones we face. Please refer to our risk factors contained in our Form 10-K for the year ended May 31, 2016 for additional risk factors.

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

Our Microprocessor Patents Have Expired.

We have seven U.S., nine European, and three Japanese patents that expired between August 2009 and October 4, 2016. While expired patents may have certain retrospective statutory benefits, their value as assets for licensing and cash generation is significantly diminished.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of August 31, 2016, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of August 31, 2016, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

Patent Litigation

Our patent litigation with TPL and PDS in the United States District Court for the Northern District of California against Huawei Technologies Co. Ltd., LG Electronics, Nintendo Co. Ltd., Samsung Electronics Co. Ltd., and ZTE Corporation, as described in Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the year ended May 31, 2016, is still ongoing.

PDS Arbitration - Alliacense Performance

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

27

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

28

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

29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: October 17, 2016	PATRIOT SCIENTIFIC CORPORATION /S/ CLIFFORD L. FLOWERS Clifford L. Flowers Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)

30