Form 10-Q
period 2016-11-30
PATRIOT SCIENTIFIC CORP
filed 2017-01-17
CIK 836564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

Yes [  ] No [X]

On January 13, 2017, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed consolidated Balance Sheets as of November 30, 2016 (unaudited) and May 31, 2016	3
Condensed consolidated Statements of Operations for the three and six months ended November 30, 2016 and November 30, 2015 (unaudited)	4
Condensed consolidated Statements of Cash Flows for the six months ended November 30, 2016 and November 30, 2015 (unaudited)	5
Notes to condensed consolidated Financial Statements (unaudited)	6-16
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-25
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	25
ITEM 4. Controls and Procedures	25

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	26
ITEM 1A. Risk Factors	26
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
ITEM 3. Defaults Upon Senior Securities	26
ITEM 4. Mine Safety Disclosures	26
ITEM 5. Other Information	26
ITEM 6. Exhibits	26-29

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	November 30, 2016	May 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,096,694	$1,159,576
Restricted cash and cash equivalents	21,389	21,336
Marketable securities	1,205,713	1,955,493
Prepaid income tax	2,285	2,385
Prepaid expenses and other current assets	86,045	13,788
Total current assets	3,412,126	3,152,578

Property and equipment, net	2,328	–
Marketable securities, net of current portion	500,409	500,409
Investment in affiliated company	478,642	170,357
Total assets	$4,393,505	$3,823,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,432	$33,215
Accrued expenses and other	38,885	40,297
Total current liabilities	52,317	73,512
Total liabilities	52,317	73,512

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at November 30, 2016 and May 31, 2016	4,382	4,382
Additional paid-in capital	77,444,062	77,444,062
Accumulated deficit	(58,481,388)	(59,072,744)
Common stock held in treasury, at cost – 36,849,670 shares at November 30, 2016 and May 31, 2016	(14,625,868)	(14,625,868)
Total stockholders’ equity	4,341,188	3,749,832
Total liabilities and stockholders’ equity	$4,393,505	$3,823,344

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Operating expenses:
Selling, general and administrative	$284,244	$342,198	$606,616	$740,364
Total operating expenses	284,244	342,198	606,616	740,364

Other income:
Interest income	3,988	3,415	8,487	6,491
Equity in earnings of affiliated company	1,247,280	252,364	1,191,885	574,623
Total other income, net	1,251,268	255,779	1,200,372	581,114

Income (loss) before income taxes	967,024	(86,419)	593,756	(159,250)

Provision for income taxes	–	–	2,400	2,400

Net income (loss)	$967,024	$(86,419)	$591,356	$(161,650)

Basic income (loss) per common share	$–	$–	$–	$–

Diluted income (loss) per common share	$–	$–	$–	$–

Weighted average number of common shares outstanding-basic	398,548,318	398,548,318	398,548,318	398,548,318

Weighted average number of common shares outstanding-diluted	401,392,948	398,548,318	401,398,948	398,548,318

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	November 30, 2016	November 30, 2015

Operating activities:
Net income (loss)	$591,356	$(161,650)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	375	935
Accrued interest income added to investments	(273)	(838)
Equity in earnings of affiliated company	(1,191,885)	(574,623)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(72,257)	(100,022)
Prepaid income tax	100	2,400
Accounts payable, accrued expenses and other	(21,195)	(25,431)
Net cash used in operating activities	(693,779)	(859,229)

Investing activities:
Proceeds from sales of marketable securities	1,250,000	1,250,000
Purchases of marketable securities	(500,000)	(1,250,000)
Purchase of property and equipment	(2,703)	–
Distributions from affiliated company	883,600	58,000
Net cash provided by investing activities	1,630,897	58,000

Net increase (decrease) in cash and cash equivalents	937,118	(801,229)
Cash and cash equivalents, beginning of period	1,159,576	2,679,360
Cash and cash equivalents, end of period	$2,096,694	$1,878,131

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$2,300	$–

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented. Operating results for the six month period ended November 30, 2016 are not necessarily indicative of the results that may be expected for the year ending May 31, 2017.

Basis of Consolidation

The condensed consolidated balance sheets at November 30, 2016 and May 31, 2016 and condensed consolidated statements of operations for the three and six months ended November 30, 2016 and 2015, and condensed consolidated statements of cash flows for the six months ended November 30, 2016 and 2015 include our accounts and those of our inactive subsidiaries: Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

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

Our current liquid cash resources as of November 30, 2016, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $3,302,407 at November 30, 2016.

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

For the three and six months ended November 30, 2016, potential common shares of 2,600,000 related to our outstanding options were not included in the calculation of diluted income per share as their inclusion would be anti-dilutive. For the three and six months ended November 30, 2016 we included the PDSG escrow shares of 2,844,630 in the calculation of diluted income per share.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (fiscal 2019 for the Company), with early adoption permitted. The Company is currently evaluating the effect ASU 2016-18 will have on our condensed consolidated statement of cash flows.

2. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

We consider all highly liquid investments acquired with a maturity of three months or less from the purchase date to be cash equivalents.

Restricted cash and cash equivalents at November 30, 2016 and May 31, 2016 consist of a savings account held as collateral for our corporate credit card account.

At November 30, 2016 and May 31, 2016, our short-term marketable securities in the amount of $1,205,713 and $1,955,493, respectively, consist of certificates of deposit with various financial institutions, with maturity dates between three months and twelve months from the purchase date.

At November 30, 2016 and May 31, 2016, our long-term marketable securities in the amount of $500,409 consist of certificates of deposit with various financial institutions, with maturity dates greater than twelve months from the purchase date.

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

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

	Fair Value Measurements at November 30, 2016 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	November 30,	Identical Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$942,708	$942,708	$–	$–
Money market funds	653,593	653,593	–	–
Certificates of deposit	500,393	–	500,393	–
Restricted cash and cash equivalents	21,389	21,389	–	–
Marketable securities:
Short-term:
Certificates of deposit	1,205,713	–	1,205,713	–
Long-term:
Certificates of deposit	500,409	–	500,409	–
Total	$3,824,205	$1,617,690	$2,206,515	$–

	Fair Value Measurements at May 31, 2016 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$113,803	$113,803	$–	$–
Money market funds	795,600	795,600	–	–
Certificates of deposit	250,173	–	250,173	–
Restricted cash and cash equivalents	21,336	21,336	–	–
Marketable securities:
Short-term:
Certificates of deposit	1,955,493	–	1,955,493	–
Long-term:
Certificates of deposit	500,409	–	500,409	–
Total	$3,636,814	$930,739	$2,706,075	$–

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

We purchase certificates of deposit with varying maturity dates. The following table summarizes the purchase date maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of November 30, 2016:

	November 30, 2016 (Unaudited)
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$500,393	$–	$500,393
Due in one year or less	$1,205,713	$–	$1,205,713
Due in one year or more	$500,409	$–	$500,409

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

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There had not been a third management committee member since May 2010; however, as a result of our initiation of arbitration seeking the appointment of a third member, on December 16, 2014, an independent manager to the PDS management committee was selected by the arbitrator. Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. No such contributions were made during the three and six months ended November 30, 2016 and 2015. Distributable cash and allocation of profits and losses have been allocated to the members in the priority defined in the LLC Agreement.

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

On August 10, 2016, PDS entered into an agreement with Alliacense and MMP Licensing, LLC to settle matters relating to Alliacense’s non-performance under terms of the Novation Agreement. The August 10, 2016 agreement requires Alliacense to provide PDS’s second licensing company with certain materials and to cooperate with reasonable discovery requests relating to infringement litigation currently pending in the U.S. District Court for the Northern District of California. MMP Licensing, LLC will provide commercialization services to PDS for the MMP portfolio with respect to certain companies. PDS and Alliacense have agreed to cause the arbitration between the parties to be dismissed with prejudice. The August 10, 2016 agreement will expire on October 4, 2022. Terms of the settlement agreement required PDS to pay Alliacense $84,000 within 24 hours after delivery of materials to PDS’s second licensing agent and to pay Alliacense $84,000 out of subsequent recoveries. PDS paid Alliacense $84,000 on August 11, 2016 and October 3, 2016, respectively.

On October 3, 2016, Alliacense received proceeds of $600,000 earned on a licensing agreement entered into by PDS during the period ended August 31, 2016. This expense is recorded in the accompanying PDS statement of income presented below.

During January 2013, TPL and Moore settled their litigation. Terms of the settlement include the payment by PDS to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever comes first. Per terms of the agreement PDS paid Moore $150,000 on the settlement date and paid Moore $16,667 per month from August 2013 through January 2014 and will pay $20,833 per month beginning February 2014 through January 2017. During both of the three months ended November 30, 2016 and 2015, PDS expensed $62,499 pursuant to this commitment and during both of the six months ended November 30, 2016 and 2015, PDS expensed $124,998 pursuant to this commitment. These expenses are recorded in the accompanying PDS statements of income presented below.

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net income during the three and six months ended November 30, 2016 of $1,247,280 and $1,191,885, respectively, as an increase in our investment and we have recorded our share of PDS’s net income during the three and six months ended November 30, 2015 of $252,364 and $574,623, respectively, as an increase in our investment. We received distributions of $883,600 and $58,000, respectively, from PDS during the six months ended November 30, 2016 and 2015 and we have recorded these distributions as a decrease in our investment.

We have recorded our share of PDS’s net income for the three and six months ended November 30, 2016 and 2015 as “Equity in earnings of affiliated company” in the accompanying condensed consolidated statements of operations.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

During the three and six months ended November 30, 2016, PDS entered into a licensing agreement with a third party, pursuant to which PDS received proceeds of $3,000,000.

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

PDS’s balance sheets at November 30, 2016 and May 31, 2016 and statements of income for the three and six months ended November 30, 2016 and 2015 are as follows:

Balance Sheets

Assets:

	November 30, 2016	May 31, 2016
	(Unaudited)	(Audited)
Cash	$1,058,559	$741,971
Prepaid expenses	10,518	26,295
Total assets	$1,069,077	$768,266

Liabilities and Members’ Equity:

	November 30, 2016	May 31, 2016
	(Unaudited)	(Audited)
Payables	$111,793	$427,553
Members’ equity	957,284	340,713
Total liabilities and members’ equity	$1,069,077	$768,266

Statements of Income

	Three Months Ended		Six Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$3,000,000	$400,000	$3,000,000	$1,450,000
Expenses	505,441	(104,729)	616,020	300,754
Income before provision for income taxes	2,494,559	504,729	2,383,980	1,149,246
Provision for income taxes	–	–	210	–
Net income	$2,494,559	$504,729	$2,383,770	$1,149,246

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

A summary of option activity as of November 30, 2016 and changes during the six months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2016	2,760,000	$0.05
Options granted	–	$–
Options exercised	–	$–
Options forfeited/expired	(160,000)	$0.04

Options outstanding at November 30, 2016	2,600,000	$0.06	2.87	$–

Options vested and expected to vest at November 30, 2016	2,600,000	$0.06	2.87	$–

Options exercisable at November 30, 2016	2,600,000	$0.06	2.87	$–

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.0058 per share on November 30, 2016) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.0058 per share) on November 30, 2016.

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

On December 7, 2015, Plaintiffs filed notices of appeal with the U.S. Federal Circuit appealing the district court’s claim construction. Plaintiffs filed their opening appellate brief on March 10, 2016. Defendants filed their response brief on May 23, 2016, with Plaintiffs filing their reply brief on June 23, 2016. The Court’s decision is pending.

401(k) Plan

We have a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. We match 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Our participants vest 33% per year over a three year period in their matching contributions. Our matching contributions during the three months ended November 30, 2016 and 2015 were $5,414 and $4,734, respectively. Our matching contributions during the six months ended November 30, 2016 and 2015 were $10,828 and $9,935, respectively.

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

On January 13, 2017, PDS’s cash balance was $926,603. Management’s plans for the continued operation of PDS rely on the ability of PDS to obtain license agreements to cover its operational costs. PDS has experienced a decline in licensing revenues and has not obtained significant license revenues since September 2013 and it is unclear when any additional licensing revenues may be generated.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2016 and Three Months Ended November 30, 2015.

	Three months ended
	November 30, 2016	November 30, 2015
Selling, general and administrative	$284,244	$342,198

Selling, general and administrative expenses decreased from approximately $342,000 for the three months ended November 30, 2015 to approximately $284,000 for the three months ended November 30, 2016. The decrease consisted primarily of approximately $39,000 in legal fees due to little activity on the TPL bankruptcy matter and PDS Northern District of California cases in the current quarter.

	Three months ended
	November 30, 2016	November 30, 2015
Other income:
Interest income	$3,988	$3,415
Equity in earnings of affiliated company	1,247,280	252,364
Total other income, net	$1,251,268	$255,779

Our other income for the three months ended November 30, 2016 and 2015 included equity in the earnings of PDS of approximately $1,247,000 and $252,000, respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the increase in licensing revenues during the three months ended November 30, 2016 as compared to the prior period.

	Three months ended
	November 30, 2016	November 30, 2015
Income (loss) before income taxes	$967,024	$(86,419)

Loss before income taxes was approximately $(86,000) for the three months ended November 30, 2015 and income before income taxes was approximately $967,000 for the three months ended November 30, 2016 because of the increase in equity in earnings of PDS.

Net income (loss)

Our net income (loss) for the three months ended November 30, 2016 and 2015 was $967,024 and $(86,419) respectively.

Comparison of the Six Months Ended November 30, 2016 and Six Months Ended November 30, 2015.

	Six months ended
	November 30, 2016	November 30, 2015
Selling, general and administrative	$606,616	$740,364

Selling, general and administrative expenses decreased from approximately $740,000 for the six months ended November 30, 2015 to approximately $607,000 for the six months ended November 30, 2016. The decrease consisted primarily of approximately $78,000 in legal fees due to decreased activity in the TPL bankruptcy matter and PDS Northern District of California cases.

	Six months ended
	November 30, 2016	November 30, 2015
Other income:
Interest income	$8,487	$6,491
Equity in earnings of affiliated company	1,191,885	574,623
Total other income, net	$1,200,372	$581,114

Our other income for the six months ended November 30, 2016 and 2015 included equity in the earnings of PDS of approximately $1,192,000 and $575,000, respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the increase in licensing revenues during the six months ended November 30, 2016 as compared to the prior period.

	Six months ended
	November 30, 2016	November 30, 2015
Income (loss) before income taxes	$593,756	$(159,250)

Loss from continuing operations before income taxes was approximately $(159,000) for the six months ended November 30, 2015 and income before income taxes was approximately $594,000 for the six months ended November 30, 2016 because of the increase in equity in earnings of PDS.

Provision for income taxes

During the six months ended November 30, 2016 and 2015, we recorded a provision for income taxes related to federal and California taxes of $2,400 and $2,400, respectively.

Net income (loss)

Our net income (loss) for the six months ended November 30, 2016 and 2015 was $591,356 and $(161,650) respectively.

Liquidity and Capital Resources

Liquidity

Our cash and cash equivalents and short-term investment balances increased from approximately $3,115,000 as of May 31, 2016 to approximately $3,302,000 as of November 30, 2016. We also have a restricted cash balance amounting to approximately $21,000 as of May 31, 2016 and November 30, 2016. Total current assets increased from approximately $3,153,000 as of May 31, 2016 to approximately $3,412,000 as of November 30, 2016. Total current liabilities amounted to approximately $74,000 and approximately $52,000 as of May 31, 2016 and November 30, 2016, respectively. The change in our working capital position as of November 30, 2016 as compared with May 31, 2016 results primarily from our receipt of a distribution from PDS during the current quarter.

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

Cash Flows From Operating Activities

Cash used in operating activities was approximately $694,000 and $859,000 for the six months ended November 30, 2016 and 2015, respectively. The principal components of the current period amount were net income of approximately $591,000 offset by the equity in income of affiliated company of approximately $1,192,000. The principal components of the prior period are the prior period net loss, changes in prepaid expenses and other current assets and equity in earnings of affiliated company.

Cash Flows From Investing Activities

Cash provided by investing activities for the six months ended November 30, 2016 and 2015 was approximately $1,631,000 and $58,000 respectively. Cash activities for the current and prior periods were primarily attributable to sales and purchases of marketable securities and distributions from PDS.

Capital Resources

Our current liquid cash resources as of November 30, 2016, are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position of $3,302,407 at November 30, 2016.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (fiscal 2019 for the Company), with early adoption permitted. The Company is currently evaluating the effect ASU 2016-18 will have on our condensed consolidated statement of cash flows.

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

We Have Reported Licensing Income In Prior Fiscal Years Which May Not Be Indicative Of Our Future Income.

We have entered into license agreements through our joint venture with TPL and have reported income from the joint venture for the fiscal years 2006 to 2011, 2013 to 2014 and 2016 and the six months ended November 30, 2016. However, the joint venture has not generated significant licensing revenues since September 2013. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, the possible effect of new judicial interpretations of patent laws, and delays in obtaining information necessary for the successful deployment of licensing companies to represent the MMP Portfolio, we may not receive revenues from such agreements in the future consistent with amounts received in the past, and we may not receive future revenues from license agreements at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of November 30, 2016, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of November 30, 2016, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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
2.1

Agreement and Plan of Merger dated August 4, 2008, among Patriot Scientific Corporation, PTSC Acquisition 1 Corp, Crossflo Systems, Inc. and the Crossflo principal officers, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed August 11, 2008 (Commission file No. 000-22182)

3.1

Original Articles of incorporation of Patriot Scientific Corporation’s predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18, (Commission file No. 33-23143-FW)

26

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

10.10	Letter agreement dated October 10, 2014 between Phoenix Digital Solutions, LLC and Dominion Harbor Group, LLC, incorporated by reference to Exhibit 10.10 to Form 10-Q filed April 14, 2015 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement.)

10.11	Agreement effective August 10, 2016 among Phoenix Digital Solutions, LLC, MMP Licensing LLC and Alliacense Limited, LLC, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 16, 2016 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement.)

10.12†	Amended and Restated Employment Agreement dated December 30, 2016 by and between the Company and Clifford L. Flowers, incorporated by reference to Exhibit 10.1 to Form 8-K filed January 6, 2017 (Commission file No. 000-22182)

31.1*	Certification of Clifford L. Flowers, Interim CEO, pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Clifford L. Flowers, CFO, pursuant Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Clifford L. Flowers, CFO and Interim CEO, pursuant to Section 1350 of Chapter 63 Title 18 of the United States Code

99.1	Form of Incentive Stock Option Agreement to the Company’s 2006 Stock Option Plan incorporated by reference to Exhibit 99.10 on Form 10-K for the fiscal year ended May 31, 2009, filed August 14, 2009 (Commission file No. 000-22182)

99.2	Form of Non-Qualified Stock Option Agreement to the Company’s 2006 Stock Option Plan incorporated by reference to Exhibit 99.11 on Form 10-K for the fiscal year ended May 31, 2009, filed August 14, 2009 (Commission file No. 000-22182)

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: January 17, 2017	PATRIOT SCIENTIFIC CORPORATION /S/ CLIFFORD L. FLOWERS Clifford L. Flowers Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)

