Form 10-Q
period 2017-02-28
PATRIOT SCIENTIFIC CORP
filed 2017-04-13
CIK 836564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

On April 10, 2017, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	February 28, 2017	May 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,815,707	$1,159,576
Restricted cash and cash equivalents	21,416	21,336
Marketable securities	1,502,436	1,955,493
Prepaid income tax	2,285	2,385
Prepaid expenses and other current assets	49,748	13,788
Total current assets	3,391,592	3,152,578

Property and equipment, net	2,102	–
Marketable securities, net of current portion	250,583	500,409
Investment in affiliated company	446,503	170,357
Total assets	$4,090,780	$3,823,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,717	$33,215
Accrued expenses and other	51,198	40,297
Total current liabilities	58,915	73,512
Total liabilities	58,915	73,512

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at February 28, 2017 and May 31, 2016	4,382	4,382
Additional paid-in capital	77,444,062	77,444,062
Accumulated deficit	(58,790,711)	(59,072,744)
Common stock held in treasury, at cost – 36,849,670 shares at February 28, 2017 and May 31, 2016	(14,625,868)	(14,625,868)
Total stockholders’ equity	4,031,865	3,749,832
Total liabilities and stockholders’ equity	$4,090,780	$3,823,344

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Operating expenses:
Selling, general and administrative	$281,265	$405,242	$887,881	$1,145,606
Total operating expenses	281,265	405,242	887,881	1,145,606

Other income (expense):
Interest income	4,081	3,930	12,568	10,421
Equity in earnings (loss) of affiliated company	(32,139)	(130,553)	1,159,746	444,070
Total other income (expense), net	(28,058)	(126,623)	1,172,314	454,491

Income (loss) before income taxes	(309,323)	(531,865)	284,433	(691,115)

Provision for income taxes	–	–	2,400	2,400

Net income (loss)	$(309,323)	$(531,865)	$282,033	$(693,515)

Basic income (loss) per common share	$–	$–	$–	$–

Diluted income (loss) per common share	$–	$–	$–	$–

Weighted average number of common shares outstanding-basic	398,548,318	398,548,318	398,548,318	398,548,318

Weighted average number of common shares outstanding-diluted	398,548,318	398,548,318	401,398,948	398,548,318

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	February 28, 2017	February 29, 2016

Operating activities:
Net income (loss)	$282,033	$(693,515)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	601	1,237
Accrued interest income added to investments	2,803	(494)
Equity in earnings of affiliated company	(1,159,746)	(444,070)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(35,960)	(57,623)
Prepaid income tax	100	2,400
Accounts payable, accrued expenses and other	(14,597)	(26,138)
Net cash used in operating activities	(924,766)	(1,218,203)

Investing activities:
Proceeds from sales of marketable securities	2,450,000	1,950,000
Purchases of marketable securities	(1,750,000)	(1,950,000)
Purchase of property and equipment	(2,703)	–
Distributions from affiliated company	883,600	58,000
Net cash provided by investing activities	1,580,897	58,000

Net increase (decrease) in cash and cash equivalents	656,131	(1,160,203)
Cash and cash equivalents, beginning of period	1,159,576	2,679,360
Cash and cash equivalents, end of period	$1,815,707	$1,519,157

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$2,300	$–

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented. Operating results for the nine month period ended February 28, 2017 are not necessarily indicative of the results that may be expected for the year ending May 31, 2017.

Basis of Consolidation

The condensed consolidated balance sheets at February 28, 2017 and May 31, 2016 and condensed consolidated statements of operations for the three and nine months ended February 28, 2017 and February 29, 2016, and condensed consolidated statements of cash flows for the nine months ended February 28, 2017 and February 29, 2016 include our accounts and those of our inactive subsidiaries: Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

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

Our current liquid cash resources are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings (Loss) Per Share (continued)

For the three months ended February 28, 2017, potential common shares of 2,600,000 related to our outstanding options were not included in the calculation of diluted loss per share as we recorded a loss. Had we reported net income for the three months ended February 28, 2017, no shares of common stock would have been included in the calculation of diluted income per share using the treasury stock method.

For the nine months ended February 28, 2017, potential common shares of 2,600,000 related to our outstanding options were not included in the calculation of diluted income per share as their inclusion would be anti-dilutive. For the nine months ended February 28, 2017 we included the PDSG escrow shares of 2,844,630 in the calculation of diluted income per share.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, "Presentation of Financial Statements – Going Concern." ASU 2014-15 provides guidance in generally accepted accounting principles about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and for annual periods and interim periods thereafter (fiscal year 2017 for the Company). Early adoption is permitted. We adopted this guidance during the three months ended February 28, 2017, which did not have a significant impact on the condensed consolidated financial statements.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements (continued)

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (fiscal 2019 for the Company), with early adoption permitted. The Company is currently evaluating the effect ASU 2016-18 will have on our condensed consolidated statements of cash flows.

2. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

We consider all highly liquid investments acquired with a maturity of three months or less from the purchase date to be cash equivalents.

Restricted cash and cash equivalents at February 28, 2017 and May 31, 2016 consist of a savings account held as collateral for our corporate credit card account.

At February 28, 2017 and May 31, 2016, our short-term marketable securities in the amount of $1,502,436 and $1,955,493, respectively, consist of certificates of deposit with various financial institutions, with maturity dates between three months and twelve months from the purchase date.

At February 28, 2017 and May 31, 2016, our long-term marketable securities in the amount of $250,583 and $500,409, respectively, consist of certificates of deposit with various financial institutions, with maturity dates greater than twelve months from the purchase date.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at February 28, 2017 Using
	Fair Value at February 28,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$84,564	$84,564	$–	$–
Money market funds	580,119	580,119	–	–
Certificates of deposit	1,151,024	–	1,151,024	–
Restricted cash and cash equivalents	21,416	21,416	–	–
Marketable securities:
Short-term:
Certificates of deposit	1,502,436	–	1,502,436	–
Long-term:
Certificates of deposit	250,583	–	250,583	–
Total	$3,590,142	$686,099	$2,904,043	$–

		Fair Value Measurements at May 31, 2016 Using
	Fair Value at May 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$113,803	$113,803	$–	$–
Money market funds	795,600	795,600	–	–
Certificates of deposit	250,173	–	250,173	–
Restricted cash and cash equivalents	21,336	21,336	–	–
Marketable securities:
Short-term:
Certificates of deposit	1,955,493	–	1,955,493	–
Long-term:
Certificates of deposit	500,409	–	500,409	–
Total	$3,636,814	$930,739	$2,706,075	$–

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

We purchase certificates of deposit with varying maturity dates. The following table summarizes the purchase date maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of February 28, 2017:

	February 28, 2017 (Unaudited)
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$1,151,024	$–	$1,151,024
Due in one year or less	$1,502,436	$–	$1,502,436
Due in one year or more	$250,583	$–	$250,583

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

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There had not been a third management committee member since May 2010; however, as a result of our initiation of arbitration seeking the appointment of a third member, on December 16, 2014, an independent manager to the PDS management committee was selected by the arbitrator. Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. No such contributions were made during the three and nine months ended February 28, 2017 and February 29, 2016. Distributable cash and allocation of profits and losses have been allocated to the members in the priority defined in the LLC Agreement.

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

During January 2013, TPL and Moore settled their litigation. Terms of the settlement include the payment by PDS to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever comes first. Per terms of the agreement PDS paid Moore $150,000 on the settlement date and paid Moore $16,667 per month from August 2013 through January 2014 and paid Moore $20,833 per month from February 2014 through January 2017. During the three months ended February 28, 2017 and February 29, 2016, PDS expensed $41,676 and $62,499, respectively, pursuant to this commitment and during the nine months ended February 28, 2017 and February 29, 2016, PDS expensed $166,674 and $187,497, respectively, pursuant to this commitment. These expenses are recorded in the accompanying PDS statements of operations presented below.

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net income during the nine months ended February 28, 2017 and February 29, 2016 of $1,159,746 and $444,070, respectively, as an increase in our investment and we have recorded our share of PDS’s net loss during the three months ended February 28, 2017 and February 29, 2016 of $32,139 and $130,553 as an decrease in our investment. We received distributions of $883,600 and $58,000, respectively, from PDS during the nine months ended February 28, 2017 and February 29, 2016 and we have recorded these distributions as a decrease in our investment.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

We have recorded our share of PDS’s net income and loss for the three and nine months ended February 28, 2017 and February 29, 2016 as “Equity in earnings (loss) of affiliated company” in the accompanying condensed consolidated statements of operations.

During the three and nine months ended February 28, 2017, PDS entered into a licensing agreement with a third party, pursuant to which PDS received proceeds of $0 and $3,000,000, respectively.

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

PDS’s balance sheets at February 28, 2017 and May 31, 2016 and statements of operations for the three and nine months ended February 28, 2017 and February 29, 2016 are as follows:

Balance Sheets

Assets:

	February 28, 2017	May 31, 2016
	(Unaudited)	(Audited)
Cash	$900,601	$741,971
Prepaid expenses	2,629	26,295
Total assets	$903,230	$768,266

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Liabilities and Members’ Equity:

	February 28, 2017	May 31, 2016
	(Unaudited)	(Audited)
Payables	$10,224	$427,553
Members’ equity	893,006	340,713
Total liabilities and members’ equity	$903,230	$768,266

Statements of Operations

	Three Months Ended		Nine Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$–	$–	$3,000,000	$1,450,000
Expenses	64,278	261,106	680,297	561,860
Income (loss) before provision for income taxes	(64,278)	(261,106)	2,319,703	888,140
Provision for income taxes	–	–	210	–
Net income (loss)	$(64,278)	$(261,106)	$2,319,493	$888,140

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

A summary of option activity as of February 28, 2017 and changes during the nine months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2016	2,760,000	$0.05
Options granted	–	$–
Options exercised	–	$–
Options forfeited/expired	(160,000)	$0.04

Options outstanding at February 28, 2017	2,600,000	$0.06	2.63	$–

Options vested and expected to vest at February 28, 2017	2,600,000	$0.06	2.63	$–

Options exercisable at February 28, 2017	2,600,000	$0.06	2.63	$–

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.0051 per share on February 28, 2017) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.0051 per share) on February 28, 2017.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

On December 7, 2015, Plaintiffs filed notices of appeal with the U.S. Federal Circuit appealing the district court’s claim construction. Plaintiffs filed their opening appellate brief on March 10, 2016. Defendants filed their response brief on May 23, 2016, with Plaintiffs filing their reply brief on June 23, 2016. On March 3, 2017, the U.S. Court of Appeals for the Federal Circuit rendered its decision vacating the claims construction that was issued in September 2016 by the U.S. District Court for the Northern District of California and has remanded the matter to the District Court for further proceedings.

401(k) Plan

We have a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. We match 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Our participants vest 33% per year over a three year period in their matching contributions. Our matching contributions during the three months ended February 28, 2017 and February 29, 2016 were $4,641 and $5,524, respectively. Our matching contributions during the nine months ended February 28, 2017 and February 29, 2016 were $15,469 and $15,459, respectively.

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

On April 10, 2017, PDS’s cash balance was $897,111. Management’s plans for the continued operation of PDS rely on the ability of PDS to obtain license agreements to cover its operational costs. PDS has experienced a decline in licensing revenues and has not obtained significant license revenues since September 2013 and it is unclear when any additional licensing revenues may be generated.

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

Results of Operations

Comparison of the Three Months Ended February 28, 2017 and Three Months Ended February 29, 2016.

	Three months ended
	February 28, 2017	February 29, 2016
Selling, general and administrative	$281,265	$405,242

Selling, general and administrative expenses decreased from approximately $405,000 for the three months ended February 29, 2016 to approximately $281,000 for the three months ended February 28, 2017. The decrease consisted primarily of approximately $72,000 in legal fees due to little activity on the TPL bankruptcy matter and PDS Northern District of California cases in the current quarter.

	Three months ended
	February 28, 2017	February 29, 2016
Other income (expense):
Interest income	$4,081	$3,930
Equity in loss of affiliated company	(32,139)	(130,553)
Total other (expense), net	$(28,058)	$(126,623)

Our other expense for the three months ended February 28, 2017 and February 29, 2016 included equity in the loss of PDS of approximately $32,000 and $131,000, respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the decrease in PDS’s operating expenses during the three months ended February 28, 2017 as compared to the prior period.

	Three months ended
	February 28, 2017	February 29, 2016
Loss before income taxes	$(309,323)	$(531,865)

Loss before income taxes decreased from approximately $(532,000) for the three months ended February 29, 2016 to approximately $(309,000) for the three months ended February 28, 2017 because of the decrease in our operating expenses and the decrease in our equity loss in PDS.

Net loss

Our net loss for the three months ended February 28, 2017 and February 29, 2016 was $(309,323) and $(531,865) respectively.

Comparison of the Nine Months Ended February 28, 2017 and Nine Months Ended February 29, 2016.

	Nine months ended
	February 28, 2017	February 29, 2016
Selling, general and administrative	$887,881	$1,145,606

Selling, general and administrative expenses decreased from approximately $1,146,000 for the nine months ended February 29, 2016 to approximately $888,000 for the nine months ended February 28, 2017. The decrease consisted primarily of approximately $150,000 in legal fees due to decreased activity in the TPL bankruptcy matter and PDS Northern District of California cases, approximately $34,000 in salaries and benefits due to a staffing reduction, and approximately $26,000 in D&O insurance expense. In addition to these decreases, the overall decrease in operating expenses is due to our office relocation.

	Nine months ended
	February 28, 2017	February 29, 2016
Other income:
Interest income	$12,568	$10,421
Equity in earnings of affiliated company	1,159,746	444,070
Total other income, net	$1,172,314	$454,491

Our other income for the nine months ended February 28, 2017 and February 29, 2016 included equity in the earnings of PDS of approximately $1,160,000 and $444,000, respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the increase in licensing revenues during the nine months ended February 28, 2017 as compared to the prior period.

	Nine months ended
	February 28, 2017	February 29, 2016
Income (loss) before income taxes	$284,433	$(691,115)

Loss before income taxes was approximately $(691,000) for the nine months ended February 29, 2016 and income before income taxes was approximately $284,000 for the nine months ended February 28, 2017 because of the increase in equity in earnings of PDS.

Provision for income taxes

During the nine months ended February 28, 2017 and February 29, 2016, we recorded a provision for income taxes related to federal and California taxes of $2,400 and $2,400, respectively.

Net income (loss)

Our net income (loss) for the nine months ended February 28, 2017 and February 29, 2016 was $282,033 and $(693,515) respectively.

Liquidity and Capital Resources

Liquidity

Our cash and cash equivalents and short-term investment balances increased from approximately $3,115,000 as of May 31, 2016 to approximately $3,318,000 as of February 28, 2017. We also have a restricted cash balance amounting to approximately $21,000 as of May 31, 2016 and February 28, 2017. Total current assets increased from approximately $3,153,000 as of May 31, 2016 to approximately $3,392,000 as of February 28, 2017. Total current liabilities amounted to approximately $74,000 and approximately $59,000 as of May 31, 2016 and February 28, 2017, respectively. The change in our working capital position as of February 28, 2017 as compared with May 31, 2016 results primarily from our receipt of a distribution from PDS during the prior quarter.

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

Cash Flows From Operating Activities

Cash used in operating activities was approximately $925,000 and $1,218,000 for the nine months ended February 28, 2017 and February 29, 2016, respectively. The principal components of the current period amount were net income of approximately $282,000 offset by the equity in income of affiliated company of approximately $1,160,000. The principal components of the prior period are the prior period net loss, changes in prepaid expenses and other current assets and equity in earnings of affiliated company.

Cash Flows From Investing Activities

Cash provided by investing activities for the nine months ended February 28, 2017 and February 29, 2016 was approximately $1,581,000 and $58,000 respectively. Cash activities for the current and prior periods were primarily attributable to sales and purchases of marketable securities and distributions from PDS.

Capital Resources

Our current liquid cash resources are expected to provide the funds necessary to support our operations through at least the next twelve months. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position.

Inflation

We do not believe that inflation has a material effect on our results of operations.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-15, "Presentation of Financial Statements – Going Concern." ASU 2014-15 provides guidance in generally accepted accounting principles about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and for annual periods and interim periods thereafter (fiscal year 2017 for the Company). Early adoption is permitted. We adopted this guidance during the three months ended February 28, 2017, which did not have a significant impact on the condensed consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (fiscal 2019 for the Company), with early adoption permitted. The Company is currently evaluating the effect ASU 2016-18 will have on our condensed consolidated statements of cash flows.

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

We Have Reported Licensing Income In Prior Fiscal Years Which May Not Be Indicative Of Our Future Income.

We have entered into license agreements through our joint venture with TPL and have reported income from the joint venture for the fiscal years 2006 to 2011, 2013 to 2014 and 2016 and the nine months ended February 28, 2017. However, the joint venture has not generated significant licensing revenues since September 2013. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, the possible effect of new judicial interpretations of patent laws, and delays in obtaining information necessary for the successful deployment of licensing companies to represent the MMP Portfolio, we may not receive revenues from such agreements in the future consistent with amounts received in the past, and we may not receive future revenues from license agreements at all.

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

Vigorous protection and pursuit of intellectual property rights or positions characterize the fiercely competitive semiconductor industry, which has resulted in significant and often protracted and expensive litigation. Therefore, our competitors and others may assert that our technologies infringe on their patents or proprietary rights. Persons we believe are infringing our patents are likely to vigorously defend their actions and assert that our patents are invalid. Problems with patents or other rights could result in significant costs, and limit future license revenue. If infringement claims against us are deemed valid or if our infringement claims are successfully opposed, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions or to defend against infringement claims. From time to time parties have petitioned the USPTO to re-examine certain of our patents. In addition, parties may use the inter partes review (“IPR”) process with the USPTO, created under the 2011 America Invents Act, to challenge our patents. An adverse decision in litigation, the re-examination process, or the IPR process could have a very significant and adverse effect on our business.

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

Changes In U.S. Patent Law Could Diminish The Value Of Patents In General, Thereby Impairing Our Ability To Protect Our Products.

The United States has enacted and is currently implementing the America Invents Act of 2011, wide-ranging patent reform legislation. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to enforce our existing patents and patents that we might obtain in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of February 28, 2017, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of February 28, 2017, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

On March 3, 2017, the U.S. Court of Appeals for the Federal Circuit rendered its decision vacating the claims construction that was issued in September 2016 by the U.S. District Court for the Northern District of California and has remanded the matter to the District Court for further proceedings.

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

27

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

28

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

DATED: April 13, 2017	PATRIOT SCIENTIFIC CORPORATION

/S/ CLIFFORD L. FLOWERS
Clifford L. Flowers
Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)

30