Form 10-K
period 2017-05-31
PATRIOT SCIENTIFIC CORP
filed 2017-08-29
CIK 836564

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ]  NO [X]

Approximate aggregate market value of the registrant’s common stock held by non-affiliates on November 30, 2016 was $2,319,079 based on a closing price of $0.0058 per share as reported on the OTC Pink. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

On August 24, 2017, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

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

The Company

Patriot Scientific Corporation (the “Company”, “PTSC”, “we”, “us”, or “our”) is an intellectual-property licensing company with several patents (described below) covering the design of microprocessor chips. Chips with our patented technology are used throughout the world in products ranging from computers and cameras to printers, automobiles and industrial devices. Through our joint venture, Phoenix Digital Solutions, LLC (“PDS”), we pursue the commercialization of our patented microprocessor technologies through broad and open licensing and by litigating against those who may have infringed on our patents.

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

Pursuant to the Master Agreement we caused certain of our respective interests in the Microprocessor Patents to be licensed to PDS, a joint venture limited liability company owned 50% by us and 50% by TPL, and PDS engaged TPL to commercialize the Microprocessor Patents pursuant to a Commercialization Agreement among PDS, TPL and us (the “Commercialization Agreement”). Under the Commercialization Agreement, PDS granted to TPL the exclusive right to grant licenses and sub-licenses of the Microprocessor Patents and to pursue claims against violators of the Microprocessor Patents, in each case, on behalf of PDS, us, TPL and Moore, and TPL agreed to use reasonable best efforts to commercialize the Microprocessor Patents in accordance with a mutually agreed business plan. Pursuant to the Commercialization Agreement, PDS agreed to a reimbursement policy with regard to TPL’s expenses incurred in connection with the commercialization of the Microprocessor Patents. All proceeds generated by TPL in connection with the commercialization of the Microprocessor Patents were paid directly to PDS. From the inception of the Commercialization Agreement to May 31, 2017, gross license revenues to PDS totaled $312,814,535.

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

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. A Joint Plan of Reorganization (the “Joint Plan”) between TPL and the creditor’s committee was confirmed by the Bankruptcy Court on February 11, 2015 with the entered confirmation order becoming final on April 2, 2015.  We have been appointed to the creditors’ committee.

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

Employees

At May 31, 2017, we have two employees. All employees are full time. We also engage consultants and part-time persons, as needed.

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

We Have Reported Licensing Income In Prior Fiscal Years Which May Not Be Indicative Of Our Future Income.

We have entered into license agreements through our joint venture with TPL and have reported income from the joint venture for the fiscal years 2006 to 2011, 2013 to 2014 and 2016 to 2017. However, the joint venture has not generated significant licensing revenues since September 2013. Because of the uncertain nature of the negotiations that lead to license revenues, pending litigation with companies which we allege have infringed on our patent portfolio, the possibility of legislative action regarding patent rights, the possible effect of new judicial interpretations of patent laws, and delays in obtaining information necessary for the successful deployment of licensing companies to represent the MMP Portfolio, we may not receive revenues from such agreements in the future consistent with amounts received in the past, and we may not receive future revenues from license agreements at all.

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

Our Microprocessor Patents Have Expired.

We have seven U.S., nine European, and three Japanese patents that expired between August 2009 and October 4, 2016. While expired patents may have certain retrospective statutory benefits, their value as assets for licensing and cash generation is significantly diminished. Licensing revenues from these patents are our sole source of income.

A Successful Challenge To Our Intellectual Property Rights Could Have A Significant And Adverse Effect On Us.

A successful challenge to our ownership of our technology or the proprietary nature of our intellectual property could materially damage our business prospects. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. With respect to our core technologies, our patents have expired. Any issued patent may be challenged and invalidated. Any claims allowed from existing patents may not be of sufficient scope or strength to provide significant protection. Our competitors may also be able to design around our patents.

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

In the event that the lawsuit regarding the MMP portfolio is not resolved in our favor, PDS may be liable for the opposing party’s attorneys’ fees and such outcome (or lack of an outcome) could weaken the MMP portfolio which would have a negative effect on PDS's ability to procure future license revenues and, therefore, adversely affect PDS’s and our cash flows.

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

The Law Firm That Has Been Defending And Enforcing Our Intellectual Property Rights Has Withdrawn From Its Representation of Us.

The law firm that was engaged to defend and enforce our intellectual property rights has withdrawn from its representation of us. We have been working to secure replacement counsel, but at this time we, PDS, and TPL have not engaged a replacement law firm. We may not be able to identify a law firm to represent us on a contingency fee basis. A failure to engage another law firm quickly, or at all, will have a material adverse effect on our ability to defend and prosecute such lawsuits and, therefore, have a material adverse effect on our business, financial condition and result of operations.

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

Our Common Stock is Quoted on the OTC Pink Current Information, Which Could Adversely Affect The Market Price And Liquidity Of Our Common Stock.

Our common stock is quoted on OTC Pink Current Information. The quotation of our shares on such marketplace may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

On December 7, 2015, Plaintiffs filed notices of appeal with the U.S. Federal Circuit appealing the district court’s claim construction. Plaintiffs filed their opening appellate brief on March 10, 2016. Defendants filed their response brief on May 23, 2016, with Plaintiffs filing their reply brief on June 23, 2016. On March 3, 2017, the U.S. Court of Appeals for the Federal Circuit rendered its decision modifying the claim construction that was issued in September 2016 by the U.S. District Court for the Northern District of California and has remanded the matter to the District Court for further proceedings.

On May 23, 2017, a case management conference was held in front of District Court Judge Chhabria, who ordered that Plaintiffs amend their infringement contentions on or before June 16, 2017. Judge Chhabria further ordered that Defendants submit any motion for summary judgment based on the amended infringement contentions and the modified claim construction by August 1, 2017. On June 5, 2017, the law firm of Banys, P.C., who had served as local counsel for PDS, withdrew as counsel. PDS continued to be represented by the law firm of Nelson Bumgardner, P.C. On June 16, 2017, Plaintiffs timely amended their infringement contentions. On July 13, 2017, all remaining counsel for each of Patriot, TPL, and PDS moved to withdraw as counsel and further moved to extend all currently pending case deadlines by 60 days for Plaintiffs to seek new counsel. Defendants did not oppose the motions to withdraw or extend deadlines. On July 24, 2017, the Court granted the motion to extend the deadlines. Summary judgment briefs to be filed by Defendants are presently due on September 29, 2017.

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

The following table sets forth the high and low closing bid quotations for our Common Stock for the fiscal years ended May 31, 2017 and 2016.

	BID QUOTATIONS
	HIGH	LOW
Fiscal Year Ended May 31, 2017
First Quarter	$0.006	$0.003
Second Quarter	$0.009	$0.004
Third Quarter	$0.009	$0.003
Fourth Quarter	$0.031	$0.004

	BID QUOTATIONS
	HIGH	LOW
Fiscal Year Ended May 31, 2016
First Quarter	$0.04	$0.03
Second Quarter	$0.04	$0.004
Third Quarter	$0.01	$0.004
Fourth Quarter	$0.01	$0.004

On August 24, 2017, the closing price of our stock was $0.0081 per share and we had approximately 679 stockholders of record. Because most of our Common Stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy

On February 22, 2007, our Board of Directors adopted a semi-annual dividend payment policy, subject to determination by our Board of Directors in light of our financial condition, other possible applications of our available resources, and relevant business considerations. We paid no dividends during the fiscal years ended May 31, 2017 and 2016 and have not paid any dividends since April 9, 2007.

Equity Compensation Plan Information

Our stockholders previously approved our 2006 Stock Option Plan. The following table sets forth certain information concerning aggregate stock options authorized for issuance under our 2006 Stock Option Plan as of May 31, 2017. For a narrative description of the material features of the plan, refer to footnote 7 of our consolidated financial statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plan approved by security holders	2,600,000	$0.06	–

As of May 31, 2017, there are no shares available for future issuance under our 2006 Stock Option Plan as the plan expired on March 31, 2016.

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

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. A Joint Plan of Reorganization (the “Joint Plan”) between TPL and the creditor’s committee was confirmed by the Bankruptcy Court on February 11, 2015 with the entered confirmation order becoming final on April 2, 2015.  We have been appointed to the creditors’ committee. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.

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

On August 24, 2017, PDS’s cash balance was $858,180. Management’s plans for the continued operation of PDS rely on the ability of PDS to obtain license agreements to cover its operational costs. PDS has experienced a decline in licensing revenues and has not obtained significant license revenues since September 2013 and it is unclear when any additional licensing revenues may be generated.

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

RESULTS OF OPERATIONS

Comparison of fiscal 2017 and 2016

	May 31, 2017	May 31, 2016
Selling, general and administrative	$1,216,347	$1,576,473

Selling, general and administrative expenses decreased from approximately $1,576,000 for the fiscal year ended May 31, 2016 to approximately $1,216,000 for the fiscal year ended May 31, 2017. The decrease consisted primarily of approximately $164,000 in legal fees due to decreased activity in the TPL bankruptcy matter and PDS Northern District of California cases, approximately $67,000 in salaries and benefits due to a staffing reduction, and approximately $34,000 in D&O insurance expense. In addition to these decreases, the overall decrease in operating expenses is due to our office relocation.

	May 31, 2017	May 31, 2016
Other income:
Interest income	$18,148	$14,574
Equity in earnings of affiliated company	1,155,231	297,699
Total other income, net	$1,173,379	$312,273

Our other income and expense for the fiscal years ended May 31, 2017 and 2016 included equity in the earnings of PDS of approximately $1,155,000 and $298,000, respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the increase in licensing revenues and a decrease in legal expenses during fiscal 2017 as compared to the prior period.

	May 31, 2017	May 31, 2016
Loss before income taxes	$(42,968)	$(1,264,200)

Loss before income taxes of approximately $(1,264,000) for the fiscal year ended May 31, 2016 decreased to a loss before income taxes of approximately $(43,000) for the fiscal year ended May 31, 2017 due to the increase in our equity in earnings of PDS.

Provision for income taxes

During the fiscal years ended May 31, 2017 and 2016, we recorded a provision for income taxes related to federal and California taxes of approximately $2,400 and $2,400, respectively.

Net loss

We recorded a net loss for the fiscal years ended May 31, 2017 and 2016 of $(45,368) and $(1,266,600), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash, cash equivalents and short-term marketable securities balances increased from approximately $3,115,000 as of May 31, 2016 to approximately $3,183,000 as of May 31, 2017. We also have a restricted cash balance amounting to approximately $21,000 as of May 31, 2017 and 2016. Total current assets increased from approximately $3,153,000 as of May 31, 2016 to approximately $3,317,000 as of May 31, 2017. Total current liabilities amounted to approximately $57,000 and approximately $74,000 as of May 31, 2017 and May 31, 2016, respectively. The change in our working capital position as of May 31, 2017 as compared with May 31, 2016 results primarily from the fact that we received distributions from PDS to cover our operating expenses in fiscal 2017.

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

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee. A Joint Plan of Reorganization (the “Joint Plan”) between TPL and the creditor’s committee was confirmed by the Bankruptcy Court on February 11, 2015 with the entered confirmation order becoming final on April 2, 2015. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.

Cash Flows From Operating Activities

Cash used in operating activities for the fiscal years ended May 31, 2017 and 2016 was approximately $1,311,000 and $1,578,000, respectively. The principal components of the current fiscal year were the net loss of approximately $45,000, equity in earnings of affiliated company of approximately $1,155,000 and changes in prepaid expenses of approximately $97,000. The principal components of the prior fiscal year were the net loss of approximately $1,267,000 and equity in earnings of affiliated company of approximately $298,000.

Cash Flows From Investing Activities

Cash provided by investing activities for the fiscal years ended May 31, 2017 and 2016 was approximately $1,131,000 and approximately $59,000, respectively. Cash activities for the current and prior fiscal years were primarily attributable to purchases and sales of marketable securities and distributions from PDS.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-15, "Presentation of Financial Statements – Going Concern." ASU 2014-15 provides guidance in generally accepted accounting principles about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and for annual periods and interim periods thereafter (fiscal year 2017 for the Company). Early adoption is permitted. We adopted this guidance during the three months ended February 28, 2017, which did not have a significant impact on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The issue addressed in ASU 2016-15 that will affect the Company is classifying distributions received from equity method investments. The guidance provides an accounting policy election for classifying distributions received from equity method investments using either a cumulative earnings approach or a nature of distributions approach. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (fiscal 2019 for the Company). Early adoption is permitted. We have not yet determined the potential effects of the adoption of ASU 2016-15 on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (fiscal 2019 for the Company), with early adoption permitted. The Company is currently evaluating the effect ASU 2016-18 will have on our consolidated statements of cash flows.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2017 based on the criteria set forth in Internal Control — Integrated Framework – 2013 update issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2017.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table and biographical summaries set forth information, including principal occupation, business experience, other directorships and director qualifications concerning the members of our Board of Directors and our executive officer as of May 31, 2017. There is no blood or other familial relationship between or among our directors or executive officer.

NAME	AGE	POSITION and TERM
Carlton M. Johnson, Jr.	57	Director (since August 2001)
Gloria H. Felcyn	70	Director (since October 2002)
Clifford L. Flowers	59	Chief Financial Officer/Secretary (since September 17, 2007) Interim CEO (since October 5, 2009) Director (since January 19, 2011)

CARLTON M. JOHNSON, JR. Carlton Johnson has served as a director of the Company since 2001, and is Chairman of the Executive Committee of the Board of Directors. From June 1996 through March 2013, Mr. Johnson served as in-house legal counsel for Roswell Capital Partners, LLC and related entities. Mr. Johnson has been admitted to the practice of law in Alabama since 1986, Florida since 1988 and Georgia since 1997. He has been a shareholder in the Pensacola, Florida AV- rated law firm of Smith, Sauer, DeMaria Johnson and was President-Elect of the 500 member Escambia-Santa Rosa Bar Association. He also served on the Florida Bar Young Lawyers Division Board of Governors. Mr. Johnson earned a degree in History/Political Science at Auburn University and a Juris Doctor at Samford University - Cumberland School of Law. Since 1999, Mr. Johnson has served on the board of directors of Peregrine Pharmaceuticals, Inc., a publicly held emerging bio-tech company, and currently serves as chairman of Peregrine’s board of directors. Mr. Johnson serves as chairman of Peregrine’s audit committee and is a member of Peregrine’s compensation and nominating committees. From May 2009 to March 2012, Mr. Johnson served on the board of directors of Cryoport, Inc., a publicly held company providing cost-efficient frozen shipping to biopharmaceutical and biotechnology industries. Mr. Johnson served as chairman of Cryoport’s compensation committee and as a member of its audit committee and nomination and governance committee. From November 2009 to December 2011, Mr. Johnson served on the board of directors of ECOtality, Inc., a leader in clean electric transportation and storage technologies. Mr. Johnson served on the audit committee and nominating committee of ECOtality.

The Board of Directors concluded that Mr. Johnson should serve as a director in light of the extensive public company finance and corporate governance experience that he has obtained through serving on the boards and audit committees of Peregrine Pharmaceuticals, Inc., Cryoport, Inc., and ECOtality, Inc.

GLORIA H. FELCYN. Gloria Felcyn has served as a director of the Company since October 2002 and is the Chairman of the Audit Committee of the Board of Directors.  Since 1982, Ms. Felcyn has been the principal in her own certified public accounting firm, during which time she represented Helmut Falk Sr. and nanoTronics, along with other major individual and corporate clients in Silicon Valley.  Following Mr. Falk’s death, Ms. Felcyn represented his estate and family trust as Executrix and Trustee of the Falk Estate and The Falk Trust.  Prior to establishing her firm, Ms. Felcyn worked for the national accounting firm of Hurdman and Cranston from 1969 through 1970 and Price Waterhouse & Co. in San Francisco and New York City from 1970 through 1976, during which period she represented major Fortune 500 companies. Subsequent to that, Ms. Felcyn worked in the field of international tax planning with a major real estate syndication company in Los Angeles until 1982 when she decided to start her own practice in Northern California.  A major portion of Ms. Felcyn’s current practice is “Forensic Accounting”, which involves valuation of business entities and investigation of assets. Ms. Felcyn has published tax articles for “The Tax Advisor” and co-authored a book published in 1982, “International Tax Planning”.  Ms. Felcyn has a degree in Business Economics from Trinity University and is a member of the American Institute of CPAs.

The Board of Directors concluded that Ms. Felcyn should serve as a director and the chairperson of the Audit Committee in light of the extensive financial and accounting experience that she has obtained over her career.

CLIFFORD L. FLOWERS. Cliff Flowers became our Chief Financial Officer and Secretary on September 17, 2007.  On October 5, 2009, Mr. Flowers was named Interim CEO and was elected a director of the Company on January 19, 2011. From May 2007 to September 17, 2007, Mr. Flowers was the interim CFO for BakBone Software Inc., working as a consultant on behalf of Resources Global Professionals, Inc.  From June 2004 through December 2006, Mr. Flowers was the senior vice president of finance and operations and CFO for Financial Profiles, Inc., a developer and marketer of software for the financial planning industry.  Prior to joining Financial Profiles, Mr. Flowers served as CFO of Xifin, Inc., a provider of hosted software services to the commercial laboratory marketplace.  Prior to Xifin, Mr. Flowers served for nine years in positions of increasing responsibility at Previo, Inc., a developer and marketer of various PC and server-based products, including back up and business continuity offerings.  As CFO of Previo, Mr. Flowers’ global responsibilities included all financial operations and legal affairs.  He earlier served as an audit manager with Price Waterhouse, LLP.  Mr. Flowers is a graduate of San Diego State University with a B.S. summa cum laude in Business Administration with an emphasis in accounting.

The Board of Directors concluded that Mr. Flowers should serve as a director due to his leadership and financial experience combined with the perspective and experience he brings as our current Chief Financial Officer, interim Chief Executive Officer and Corporate Secretary.

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

Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during fiscal year 2017.

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

The following table summarizes the compensation of the named executive officers for the fiscal years ended May 31, 2017 and 2016.  For fiscal 2017 and 2016, the named executive officers are our Interim Chief Executive Officer and our Chief Financial Officer.

Summary Compensation Table

For Fiscal Years Ended May 31, 2017 and 2016

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($) (1)	Total Compensation ($)
Clifford L. Flowers, Interim	2017	$327,750	$–	$–	$10,800	$338,550
CEO and CFO

Clifford L. Flowers, Interim	2016	327,750	–	–	10,600	338,350
CEO and CFO

1.	See the All Other Compensation Table below for details of the total amounts represented.

All Other Compensation Table

For Fiscal Years Ended May 31, 2017 and 2016

Name and Principal Position	Year	401(k) Company Match ($)	Total ($)
Clifford L. Flowers, Interim	2017	$10,800	$10,800
CEO and CFO

Clifford L. Flowers, Interim	2016	10,600	10,600
CEO and CFO

The following table shows the number of shares covered by exercisable and un-exercisable options held by our named executive officers as of May 31, 2017.

 Outstanding Equity Awards

As of May 31, 2017

Name	Number of Securities Underlying Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date
Clifford L. Flowers	100,000	-	$0.12	6/4/2018
Clifford L. Flowers	600,000	-	$0.03	5/4/2020

Employment Contracts

In connection with Mr. Flowers’ appointment as Chief Financial Officer on September 17, 2007, we entered into an Employment Agreement (the “Flowers Agreement”) with Mr. Flowers for an initial 120-day term if not terminated pursuant to the Flowers Agreement, with an extension period of one year and on a day-to-day basis thereafter.  On December 30, 2016, we entered into an amended and restated Employment Agreement (the “Amended and Restated Employment Agreement”) with Mr. Flowers. Pursuant to the Flowers Agreement, Mr. Flowers’ initial base salary was $225,000 per year and he is eligible to receive an annual merit bonus of up to 50% of his base salary, as determined in the sole discretion of the Board of Directors. Effective October 1, 2008, October 5, 2009 and December 15, 2011, Mr. Flowers’ base salary was increased to $231,750, $291,750 and $327,750, respectively.  Also pursuant to the Flowers Agreement and on the date of the Flowers Agreement, Mr. Flowers received a fully vested grant of non-qualified stock options to purchase 150,000 shares of our Common Stock and a grant of non-qualified stock options to purchase 600,000 shares of our Common Stock vesting over four years. Mr. Flowers’ right to exercise the foregoing stock options became fully vested on October 9, 2009, in connection with his appointment as Interim CEO. The Flowers Agreement also provides for Mr. Flowers to receive customary employee benefits, including health, life and disability insurance.

Pursuant to the Amended and Restated Employment Agreement, if Mr. Flowers is terminated without cause or resigns with good reason any time after two years of continuous employment, he is entitled to receive an amount equal to 1.25 times his annual base salary.  Mr. Flowers is also entitled to certain payments upon a change of control of the Company if the surviving corporation does not retain him.  All such payments are conditional upon the execution of a general release.

Director Compensation

As described more fully below, this table summarizes the annual cash compensation for our non-employee directors during the fiscal year ended May 31, 2017.

Director Compensation

For Fiscal Year Ended May 31, 2017

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

As of May 31, 2017

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

May 31, 2017

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

The following table sets forth, as of August 24, 2017, the stock ownership of each of our officers and directors, of all our officers and directors as a group, and of each person known to us to be a beneficial owner of 5% or more of our Common Stock. The number of shares of Common Stock outstanding as of August 24, 2017, was 401,392,948. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. Each individual’s address is 2038 Corte Del Nogal, Suite 141, Carlsbad, California 92011-1478.

Name	Amount & Nature of Beneficial Ownership	Percent of Class
Gloria H. Felcyn, CPA	1,751,690 (1)	*
Carlton M. Johnson, Jr.	1,325,000 (2)	*
Clifford L. Flowers	775,000 (3)	*
All directors & officers as a group (3 persons)	3,851,690 (4)	0.96%

* Less than 1%

(1)	Includes 800,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 24, 2017.

(2)	Includes 800,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 24, 2017.

(3)	Includes 700,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 24, 2017.

(4)	Includes 2,300,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 24, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Directors, Executive Officers and Principal Stockholders

There were no transactions, or series of transactions during the fiscal years ended May 31, 2017 or 2016, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $120,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater stockholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest other than as described below.

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

Audit Fees

During the fiscal years ended May 31, 2017 and 2016, the aggregate fees billed by our principal accountants for professional services rendered for the audit of our annual consolidated financial statements, and reviews of quarterly consolidated financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings were $64,350 and $75,350, respectively.

Audit-Related Fees

None.

Tax Fees

During the fiscal years ended May 31, 2017 and 2016, the aggregate fees billed by our principal accountants for tax compliance, tax advice and tax planning rendered on our behalf were $8,500 and $11,661, respectively, which are related to the preparation of federal and state income tax returns.

All Other Fees

Our principal accountants billed no other fees for the fiscal years ended May 31, 2017 and 2016, except as disclosed above.

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

Patriot Scientific Corporation

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2017 and 2016

Consolidated Statements of Operations for the Years Ended May 31, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the Years Ended May 31, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended May 31, 2017 and 2016

Notes to Consolidated Financial Statements

Phoenix Digital Solutions, LLC

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Balance Sheets as of May 31, 2017 and 2016

Statements of Income for the Years Ended May 31, 2017 and 2016

Statements of Members’ Equity for the Years Ended May 31, 2017 and 2016

Statements of Cash Flows for the Years Ended May 31, 2017 and 2016

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

28

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

29

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

10.10

Letter agreement dated October 10, 2014 between Phoenix Digital Solutions, LLC and Dominion Harbor Group, LLC, incorporated by reference to Exhibit 10.10 to Form 8-K filed October 16, 2014 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement.)

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

30

Patriot Scientific Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Patriot Scientific Corporation

We have audited the accompanying consolidated balance sheets of Patriot Scientific Corporation and subsidiaries (the “Company”) as of May 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patriot Scientific Corporation and subsidiaries as of May 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

August 29, 2017

Patriot Scientific Corporation

Consolidated Balance Sheets

May 31,	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$979,641	$1,159,576
Restricted cash and cash equivalents	21,443	21,336
Marketable securities, current portion	2,203,396	1,955,493
Prepaid income tax	2,285	2,385
Prepaid expenses and other current assets	110,421	13,788
Total current assets	3,317,186	3,152,578

Property and equipment, net	1,877	–
Marketable securities, net of current portion	–	500,409
Investment in affiliated company	441,988	170,357
Total assets	$3,761,051	$3,823,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,786	$33,215
Accrued expenses and other	42,801	40,297
Total current liabilities	56,587	73,512
Total liabilities	56,587	73,512

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at May 31, 2017 and 2016	4,382	4,382
Additional paid-in capital	77,444,062	77,444,062
Accumulated deficit	(59,118,112)	(59,072,744)
Common stock held in treasury, at cost – 36,849,670 shares at May 31, 2017 and 2016	(14,625,868)	(14,625,868)
Total stockholders’ equity	3,704,464	3,749,832
Total liabilities and stockholders’ equity	$3,761,051	$3,823,344

See accompanying notes to consolidated financial statements

Patriot Scientific Corporation

Consolidated Statements of Operations

Years Ended May 31,	2017	2016
Operating expenses:
Selling, general and administrative	$1,216,347	$1,576,473
Total operating expenses	1,216,347	1,576,473

Other income:
Interest income	18,148	14,574
Equity in earnings of affiliated company	1,155,231	297,699
Total other income, net	1,173,379	312,273

Loss before income taxes	(42,968)	(1,264,200)

Provision for income taxes	2,400	2,400

Net loss	$(45,368)	$(1,266,600)

Basic loss per common share	$–	$–

Diluted loss per common share	$–	$–

Weighted average number of common shares outstanding – basic	398,548,318	398,548,318
Weighted average number of common shares outstanding – diluted	398,548,318	398,548,318

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amounts	Capital	Deficit	Stock	Equity
Balance, June 1, 2015	401,392,948	$4,382	$77,444,062	$(57,806,144)	$(14,625,868)	$5,016,432
Net loss	–	–	–	(1,266,600)	–	(1,266,600)
Balance, May 31, 2016	401,392,948	4,382	77,444,062	(59,072,744)	(14,625,868)	3,749,832
Net loss	–	–	–	(45,368)	–	(45,368)
Balance, May 31, 2017	401,392,948	$4,382	$77,444,062	$(59,118,112)	$(14,625,868)	$3,704,464

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation

Consolidated Statements of Cash Flows

Years Ended May 31,	2017	2016
Operating activities:
Net loss	$(45,368)	$(1,266,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	826	1,298
Accrued interest income added to investments	2,399	(903)
Equity in earnings of affiliated company	(1,155,231)	(297,699)
Loss on disposal of fixed assets	–	642
Changes in operating assets and liabilities:
Prepaid income tax	100	2,400
Prepaid expenses and other assets	(96,633)	4,830
Accounts payable, accrued expenses and other	(16,925)	(22,252)
Net cash used in operating activities	(1,310,832)	(1,578,284)

Investing activities:
Proceeds from sales of marketable securities	3,200,000	2,450,000
Purchases of marketable securities	(2,950,000)	(2,450,000)
Purchase of property and equipment	(2,703)	–
Proceeds from sales of fixed assets	–	500
Distributions from affiliated company	883,600	58,000
Net cash provided by investing activities	1,130,897	58,500

Net decrease in cash and cash equivalents	(179,935)	(1,519,784)
Cash and cash equivalents, beginning of year	1,159,576	2,679,360
Cash and cash equivalents, end of year	$979,641	$1,159,576

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$2,300	$–

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

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee. A Joint Plan of Reorganization (the “Joint Plan”) between TPL and the creditor’s committee was confirmed by the Bankruptcy Court on February 11, 2015 with the entered confirmation order becoming final on April 2, 2015. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated balance sheets at May 31, 2017 and 2016 and consolidated statements of operations for the fiscal years ended May 31, 2017 and 2016 include our accounts and those of our wholly owned subsidiary PDSG which includes Crossflo Systems, Inc. (“Crossflo”), and our inactive subsidiary Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

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

Restricted cash and cash equivalents at May 31, 2017 and 2016 consist of a savings account held as collateral for our corporate credit card account.

At May 31, 2017 and 2016 our short-term marketable securities in the amount of $2,203,396 and $1,955,493 consist of certificates of deposit with various financial institutions, with maturity dates between three months and twelve months from the purchase date.

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

For the fiscal years ended May 31, 2017 and 2016 potential common shares of 2,600,000 and 2,760,000, respectively, related to our outstanding options were not included in the calculation of diluted loss per share as we recorded a loss. Had we reported net income for the years ended May 31, 2017 and 2016 no shares of common stock would have been included in the calculation of diluted income per share using the treasury stock method.

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The issue addressed in ASU 2016-15 that will affect the Company is classifying distributions received from equity method investments. The guidance provides an accounting policy election for classifying distributions received from equity method investments using either a cumulative earnings approach or a nature of distributions approach. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (fiscal 2019 for the Company). Early adoption is permitted. We have not yet determined the potential effects of the adoption of ASU 2016-15 on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (fiscal 2019 for the Company), with early adoption permitted. The Company is currently evaluating the effect ASU 2016-18 will have on our consolidated statements of cash flows.

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at May 31, 2017 Using
	Fair Value at May 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$93,321	$93,321	$–	$–
Money market funds	435,899	435,899	–	–
Certificates of deposit	450,421	–	450,421	–
Restricted cash and cash equivalents	21,443	21,443	–	–
Marketable securities:
Short-term:
Certificates of deposit	2,203,396	–	2,203,396	–
Total	$3,204,480	$550,663	$2,653,817	$–

		Fair Value Measurements at May 31, 2016 Using
	Fair Value at May 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$113,803	$113,803	$–	$–
Money market funds	795,600	795,600	–	–
Certificates of deposit	250,173	–	250,173	–
Restricted cash and cash equivalents	21,336	21,336	–	–
Marketable securities:
Short-term:
Certificates of deposit	1,955,493	–	1,955,493	–
Long-term:
Certificates of deposit	500,409	–	500,409	–
Total	$3,636,814	$930,739	$2,706,075	$–

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

We purchase certificates of deposit with varying maturity dates. The following table summarizes the purchase date maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2017:

	May 31, 2017
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$450,421	$–	$450,421
Due in one year or less	$2,203,396	$–	$2,203,396

We purchase certificates of deposit with varying maturity dates. The following table summarizes the purchase date maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2016:

	May 31, 2016
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$250,173	$–	$250,173
Due in one year or less	$1,955,493	$–	$1,955,493
Due in one year or more	$500,409	$–	$500,409

4. Property and Equipment

Property and equipment consisted of the following at May 31, 2017 and 2016:

	2017	2016
Computer equipment and software	$10,319	$9,611
Furniture and fixtures	3,147	3,147
	13,466	12,758
Less: accumulated depreciation	(11,589)	(12,758)
Net property and equipment	$1,877	$–

Depreciation expense related to property and equipment was $826 and $1,298 for the years ended May 31, 2017 and 2016, respectively.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

5. Investment in Affiliated Company

Phoenix Digital Solutions, LLC

On June 7, 2005, we entered into a Master Agreement (the “Master Agreement”) with TPL, and Charles H. Moore “Moore”), the co-inventor of the technology which is the subject of the MMP portfolio of microprocessor patents, pursuant to which the parties resolved all legal disputes between them. Pursuant to the Master Agreement, we and TPL entered into the Limited Liability Company Operating Agreement of PDS (the “LLC Agreement”) into which we and Moore contributed our rights to certain of our technologies.

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There had not been a third management committee member since May 2010; however, as a result of our initiation of arbitration seeking the appointment of a third member, on December 16, 2014, an independent manager to the PDS management committee was selected by the arbitrator. Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. No such contributions were made during the fiscal years ended May 31, 2017 and 2016. Distributable cash and allocation of profits and losses have been allocated to the members in the priority defined in the LLC Agreement.

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

During January 2013, TPL and Moore settled their litigation. Terms of the settlement include the payment by PDS to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever comes first. Per terms of the agreement PDS paid Moore $150,000 on the settlement date and paid Moore $16,667 per month from August 2013 through January 2014 and $20,833 per month beginning February 2014 through January 2017. During the fiscal years ended May 31, 2017 and 2016, PDS expensed $166,674 and $249,996, respectively, pursuant to this contractual obligation. These expenses are recorded in the accompanying PDS statements of income for the fiscal years ended May 31, 2017 and 2016 presented below.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Investment in Affiliated Company (continued)

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net income during the fiscal years ended May 31, 2017 and 2016 of $1,155,231 and $297,699, respectively, as an increase in our investment. Cash distributions of $883,600 and $58,000 received from PDS during the years ended May 31, 2017 and 2016, respectively, have been recorded as a reduction in our investment. We have recorded our share of PDS’s net income as “Equity in earnings of affiliated company” in the accompanying consolidated statements of income for the years ended May 31, 2017 and 2016, respectively.

During the fiscal years ended May 31, 2017 and 2016, PDS entered into licensing agreements with third parties, pursuant to which PDS recognized revenues of $3,000,000 and $1,450,000, respectively.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. We have been appointed to the creditors’ committee. The Joint Plan between TPL and the creditor’s committee was confirmed by the Bankruptcy Court on February 11, 2015 with the entered confirmation order becoming final on April 2, 2015. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements. If we determine that it is appropriate to consolidate PDS, we would measure the assets, liabilities and noncontrolling interests of PDS at their fair values at the date that we have the controlling financial interest.

PDS’s balance sheets at May 31, 2017 and 2016 and statements of income for the years ended May 31, 2017 and 2016 are as follows:

Balance Sheets

Assets:

	2017	2016
Cash	$864,180	$741,971
Prepaid expenses	26,378	26,295
Total assets	$890,558	$768,266

Liabilities and Members’ Equity:

	2017	2016
Related party payables and accrued expenses	$6,582	$427,553
Members’ equity	883,976	340,713
Total liabilities and members’ equity	$890,558	$768,266

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Investment in Affiliated Company (continued)

Statements of Income

	2017	2016
Revenues	$3,000,000	$1,450,000
Expenses	688,527	853,803
Income before provision for income taxes and foreign taxes	2,311,473	596,197
Provision for income taxes and foreign taxes	1,010	800
Net income	$2,310,463	$595,397

We review our investment in PDS to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near term prospects of PDS. If a decline in value is deemed to be other than temporary, we would recognize an impairment loss.

6. Accrued Expenses and Other

At May 31, 2017 and 2016, accrued expenses and other consisted of the following:

	2017	2016
Compensation and benefits	$42,801	$40,297

7. Stockholders’ Equity

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market. The repurchase plan has no maximum number of shares and is solely at the discretion of the Board of Directors. The repurchase plan has no set expiration date.

There were no share repurchases during the years ended May 31, 2017 and 2016.

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Stockholders’ Equity (continued)

A summary of option activity for the year ended May 31, 2017 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2016	2,760,000	$0.05
Options granted	–	–
Options exercised	–	–
Options expired	(160,000)	0.04
Options outstanding at May 31, 2017	2,600,000	$0.06	2.38	$–
Options vested and expected to vest at May 31, 2017	2,600,000	$0.06	2.38	$–
Options exercisable at May 31, 2017	2,600,000	$0.06	2.38	$–

The aggregate intrinsic value in the table above represents the differences in market price at the close of the fiscal year ($0.025 per share on May 31, 2017) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.025) on May 31, 2017.

2006 Stock Option Plan

The 2006 Stock Option Plan, as amended, which expired in March 2016, provided for the granting of options to acquire up to 10,000,000 shares, with a limit of 8,000,000 Incentive Stock Option (“ISO”) shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2006 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). We made no grants under this plan during fiscal 2017 and 2016. As of May 31, 2017, options to purchase 2,600,000 shares of common stock are outstanding under the 2006 Stock Option Plan.

8. Income Taxes

The provision for income taxes from continuing operations is as follows for the years ended May 31:

	2017	2016
Current:
Federal	$–	$–
State	2,400	2,400
Total current	2,400	2,400

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Income Taxes (continued)

	2017	2016
Deferred:
Federal	(13,772)	(402,084)
State	278,714	(103,676)
Total deferred	264,942	(505,760)
Valuation allowance	(264,942)	505,760
Total deferred	–	–
Total provision	$2,400	$2,400

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended May 31:

	2017	2016
Statutory federal income tax rate	35.0%	35.0%
State income tax rate, net of Federal effect	(3.7)%	(0.1)%
Change in tax rate	(1.0)%	(1.0)%
Stock option expense	(3.2)%	(1.4)%
Other	(0.6)%	- %
Change in valuation allowance	(32.1)%	(32.7)%
Effective income tax rate	(5.6)%	(0.2)%

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets from continuing operations are as follows as of May 31:

	2017	2016
Current deferred tax assets:
State taxes	$815	$815
Accrued expenses	13,065	14,215
Less: valuation allowance	(13,880)	(15,030)
Total net current deferred tax asset	–	–

Long-term deferred tax assets (liabilities):
Investment in affiliated company	1,196,518	1,203,001
Basis difference in property and equipment	542	643
Stock based compensation expense	222,774	224,514
Impairment of note receivable	331,896	331,896
Capital loss carryover	225,603	225,603
Net operating loss carryforwards	9,997,132	10,252,600
Credit carryover	109,786	109,786
Valuation allowance	(12,084,251)	(12,348,043)
Total net long-term deferred tax asset	–	–
Net deferred tax asset	$–	$–

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Income Taxes (continued)

We have federal and state net operating loss carryforwards available to offset future taxable income of approximately $24,057,955 and $20,559,146, respectively, at May 31, 2017. These carryforwards begin to expire in the years ending May 31, 2025 and 2017, respectively.

We follow authoritative guidance which defines criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Interest and penalties relating to underpayment of income taxes are recorded in general and administrative expense. As of May 31, 2017, we are subject to U.S. Federal income tax examinations for the tax years May 31, 2005 through May 31, 2017, and we are subject to state and local income tax examinations for the tax years May 31, 2005 through May 31, 2017 due to the carryover of net operating losses related to PDSG from previous years.

We have no liability relating to unrecognized tax benefits under the authoritative guidance for the fiscal years ended May 31, 2017 and 2016.

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

On December 7, 2015, Plaintiffs filed notices of appeal with the U.S. Federal Circuit appealing the district court’s claim construction. Plaintiffs filed their opening appellate brief on March 10, 2016. Defendants filed their response brief on May 23, 2016, with Plaintiffs filing their reply brief on June 23, 2016. On March 3, 2017, the U.S. Court of Appeals for the Federal Circuit rendered its decision modifying the claim construction that was issued in September 2016 by the U.S. District Court for the Northern District of California and has remanded the matter to the District Court for further proceedings.

On May 23, 2017, a case management conference was held in front of District Court Judge Chhabria, who ordered that Plaintiffs amend their infringement contentions on or before June 16, 2017. Judge Chhabria further ordered that Defendants submit any motion for summary judgment based on the amended infringement contentions and the modified claim construction by August 1, 2017. On June 5, 2017, the law firm of Banys, P.C., who had served as local counsel for PDS, withdrew as counsel. PDS continued to be represented by the law firm of Nelson Bumgardner, P.C. On June 16, 2017, Plaintiffs timely amended their infringement contentions. On July 13, 2017, all remaining counsel for each of Patriot, TPL, and PDS moved to withdraw as counsel and further moved to extend all currently pending case deadlines by 60 days for Plaintiffs to seek new counsel. Defendants did not oppose the motions to withdraw or extend deadlines. On July 24, 2017, the Court granted the motion to extend the deadlines. Summary judgment briefs to be filed by Defendants are presently due on September 29, 2017.

401(k) Plan

We have a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. We match 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Our participants vest 33% per year over a three year period in their matching contributions. Our matching contributions during the fiscal years ended May 31, 2017 and 2016 were $20,883 and $20,146, respectively.

Employment Contracts

In connection with Mr. Flowers’ appointment as the Chief Financial Officer, and commencing on September 17, 2007, we entered into an employment agreement with Mr. Flowers for an initial 120-day term if not terminated pursuant to the agreement, with an extension period of one year and on a continuing basis thereafter. On December 30, 2016, we entered into an amended and restated employment agreement with Mr. Flowers. Pursuant to the amended December 30, 2016 agreement, if Mr. Flowers is terminated without cause or resigns with good reason any time after two years of continuous employment, he is entitled to receive an amount equal to 1.25 times his annual base salary. Mr. Flowers is also entitled to certain payments upon a change of control of the Company if the surviving corporation does not retain him. All such payments are conditional upon the execution of a general release.

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

	Year Ended	Year Ended
	May 31, 2017	May 31, 2016
Rental expense	$18,720	$38,052

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

Phoenix Digital Solutions, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

Phoenix Digital Solutions, LLC

We have audited the accompanying balance sheets of Phoenix Digital Solutions, LLC (the "Company") as of May 31, 2017 and 2016, and the related statements of income, members' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Phoenix Digital Solutions, LLC as of May 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

August 29, 2017

Phoenix Digital Solutions, LLC

Balance Sheets

May 31,	2017	2016

ASSETS

Current assets:
Cash	$864,180	$741,971
Prepaid expenses	26,378	26,295
Total assets	$890,558	$768,266

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Related party payables and accrued expenses	$6,582	$427,553

Commitments and Contingencies

Members’ equity	883,976	340,713

Total liabilities and members’ equity	$890,558	$768,266

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Income

Years Ended May 31,	2017	2016

License revenues	$3,000,000	$1,450,000

Operating expenses:
General and administrative	688,527	853,803

Income before provision for income taxes and foreign taxes	2,311,473	596,197

Provision for income taxes and foreign taxes	1,010	800

Net income	$2,310,463	$595,397

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Members’ Equity

Years Ended May 31, 2017 and 2016

Balance June 1, 2015	$(138,684)
Distributions	(116,000)
Net income	595,397
Balance May 31, 2016	340,713
Distributions	(1,767,200)
Net income	2,310,463
Balance May 31, 2017	$883,976

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Cash Flows

Years Ended May 31,	2017	2016
Operating activities:
Net income	$2,310,463	$595,397
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of accounts payable	(6,873)	(546,704)
Changes in operating assets and liabilities:
Prepaid expenses	(83)	349
Related party payables and accrued expenses	(414,098)	366,308
Net cash provided by operating activities	1,889,409	415,350

Financing activities:
Distributions to members	(1,767,200)	(116,000)
Net cash used in financing activities	(1,767,200)	(116,000)
Net increase in cash	122,209	299,350
Cash, beginning of year	741,971	442,621
Cash, end of year	$864,180	$741,971

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$1,010	$800

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

Going Concern and Management’s Plans

At August 24, 2017, the Company’s cash balance was $858,180. The ability of PDS to continue as a going concern is dependent on its ability to generate or obtain sufficient cash to meet its obligations on a timely basis. The Company will need to generate proceeds from new license agreements or obtain equity or debt financing from its members to fund its planned operating expenses and working capital requirements for the foreseeable future. Currently, the Company has no commitments to obtain additional capital from sources outside of that which may be contributed by the members, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

On March 20, 2013, Technology Properties Limited Inc. (“TPL”) filed a petition under Chapter 11 of the United States Bankruptcy Code. Patriot Scientific Corporation (“PTSC”) has been appointed to the creditors’ committee. A Joint Plan of Reorganization (the “Joint Plan”) between TPL and the creditor’s committee was confirmed by the Bankruptcy Court on February 11, 2015 with the entered confirmation order becoming final on April 2, 2015.

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

Legal Fees

For the years ended May 31, 2017 and 2016, the Company’s current legal service provider accounted for $18,188 and $529,586, respectively, of legal costs associated with the litigation of the Moore Microprocessor Patent (“MMP”) portfolio. These amounts are included in general and administrative expense in the accompanying statements of operations.

Intellectual Property Rights

The Company relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company licenses seven U.S., nine European, and three Japanese patents on PTSC’s microprocessor technology all of which expired between August 2009 and October 4, 2016. These patents, while expired, may have certain retrospective statutory benefits that will fully diminish six years after the patent expiration dates. The patent useful life for purposes of negotiating licenses is finite and these patents are subject to legal challenges, which in combination with the limited life, could adversely impact the stream of revenues. A successful challenge to the ownership of the technology or the proprietary nature of the intellectual property would materially damage business prospects. Any issued patent may be challenged and invalidated.

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”; ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations”; ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The Company must adopt ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The new revenue standards are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period (fiscal year 2018 for the Company). Early adoption is permitted. Based on the guidance in ASU 2016-10, the Company has concluded that the adoption of the new revenue standards will not affect the recognition, measurement or presentation of revenue in the financial statements upon adoption.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern." ASU 2014-15 provides guidance in generally accepted accounting principles about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and for annual periods and interim periods thereafter (fiscal year 2017 for the Company). Early adoption is permitted. The Company adopted this guidance during the year ended May 31, 2017, which did not have a significant impact on the financial statements.

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and certain of its accounts payable and accrued expenses. The carrying value of these financial instruments approximates fair value because of the immediate or short-term maturity of the instruments.

4. Prepaid Expenses

At May 31, 2017 and 2016 prepaid expenses consist of:

	May 31, 2017	May 31, 2016

Prepaid expenses	$26,378	$26,295

At May 31, 2017 and 2016, prepaid expenses in the table above consist of the balance of a directors and officers’ insurance premium for the periods June 2017 to March 2018 and June 2016 to March 2017, respectively.

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

Contribution Requirements

Pursuant to the Company’s Limited Liability Company Operating Agreement (the “LLC Agreement”), the members agreed to establish a working capital fund for the Company of $4,000,000, of which each member contributed $2,000,000. The working capital fund increased to a maximum of $8,000,000 as license revenues are achieved. The members are obligated to fund future working capital requirements at the discretion of the management committee of the Company in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither member is required to contribute more than $2,000,000 in any fiscal year. No contributions were made during the fiscal years ended May 31, 2017 and 2016. Distributable cash and allocation of profits and losses are allocated to the members in the priority defined in the LLC Agreement.

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

On August 10, 2016, the Company entered into an agreement with Alliacense and MMP Licensing, LLC to settle matters relating to Alliacense’s non-performance under terms of the Novation Agreement. The August 10, 2016 agreement requires Alliacense to provide the Company’s second licensing agent with certain materials and to cooperate with reasonable discovery requests relating to infringement litigation currently pending in the U.S. District Court for the Northern District of California. MMP Licensing, LLC will provide commercialization services to the Company for the MMP portfolio with respect to certain companies. The Company and Alliacense have agreed to cause the arbitration between the parties to be dismissed with prejudice. The August 10, 2016 agreement will expire on October 4, 2022. Terms of the settlement agreement required the Company to pay Alliacense $84,000 within 24 hours after delivery of materials to the Company’s second licensing agent and to pay Alliacense $84,000 out of subsequent recoveries. The Company paid Alliacense $84,000 on August 11, 2016 and October 3, 2016, respectively.

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

Formation of Joint Venture and Commercialization Agreement (continued)

During January 2013, TPL and Moore settled their litigation. Terms of the settlement included payment by the Company to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever comes first. Per terms of the agreement the Company paid Moore $150,000 on the settlement date and paid Moore $16,667 per month from August 2013 through January 2014 and paid Moore $20,833 per month from February 2014 through January 2017 (see Note 7).

Significant Contractual Legal Relationship

The Company has incurred legal fees from an unrelated law firm to provide legal services for the commercialization of the MMP portfolio of microprocessor patents.

Accounts payable balances due this law firm as of May 31, 2017 and 2016 were $1,961 and $3,512, respectively.

Transactions with this law firm for the fiscal years ended May 31, 2017 and 2016 were as follows:

	May 31, 2017	May 31, 2016
Legal costs	$18,188	$529,586

6. Delinquent Accounts Payable

During the fiscal years ended May 31, 2017 and 2016, the Company reversed approximately $6,900 and $547,000, respectively, of legal fees and other expenses previously expensed and recorded as accounts payable as the statute of limitations had expired. These reversals are recorded as a reduction of legal and other expenses in general and administrative expense in the accompanying statements of operations.

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

For the fiscal years ended May 31, 2017 and 2016, the Company expensed $166,674 and $249,996, respectively, related to this agreement.

8. Related Party Transactions

A summary of related party transactions described above is as follows:

Related party balances as of May 31,	2017	2016

Accounts payable and accrued expenses due TPL	$–	$6,873

Related party transactions for the years ended May 31,	2017	2016

TPL legal fees and reimbursements expensed	$31,595	$555,307
Reversal of legal fees and other expenses previously expensed as accounts payable to TPL	(6,873)	(546,704)
Total TPL expenses paid, accrued or reversed	$24,722	$8,603

Alliacense license fees earned	$600,000	$–
Alliacense settlement fees accrued	–	168,000
Total Alliacense expenses paid, reversed or accrued	$600,000	$168,000

Payments to Charles Moore per TPL and Moore litigation settlement	$166,674	$249,996

Distributions (50% to TPL and PTSC)	$1,767,200	$116,000

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

DATED: August 29, 2017	PATRIOT SCIENTIFIC CORPORATION

/S/ CLIFFORD L. FLOWERS
Clifford L. Flowers
Interim Chief Executive Officer and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

32