Form 10-Q
period 2017-08-31
PATRIOT SCIENTIFIC CORP
filed 2017-10-16
CIK 836564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   ☐      NO    ☒

On October 13, 2017, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	August 31, 2017	May 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$250,692	$979,641
Restricted cash and cash equivalents	21,470	21,443
Marketable securities	2,704,022	2,203,396
Prepaid income tax	–	2,285
Prepaid expenses and other current assets	91,959	110,421
Total current assets	3,068,143	3,317,186

Property and equipment, net	1,652	1,877
Investment in affiliated company	428,786	441,988
Total assets	$3,498,581	$3,761,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,446	$13,786
Accrued expenses and other	51,337	42,801
Total current liabilities	86,783	56,587
Total liabilities	86,783	56,587

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at August 31, 2017 and May 31, 2017	4,382	4,382
Additional paid-in capital	77,444,062	77,444,062
Accumulated deficit	(59,410,778)	(59,118,112)
Common stock held in treasury, at cost – 36,849,670 shares at August 31, 2017 and May 31, 2017	(14,625,868)	(14,625,868)
Total stockholders’ equity	3,411,798	3,704,464
Total liabilities and stockholders’ equity	$3,498,581	$3,761,051

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	August 31, 2017	August 31, 2016
Operating expenses:
Selling, general and administrative	$283,324	$322,372
Total operating expenses	283,324	322,372

Other income (expense):
Interest income	6,260	4,499
Equity in loss of affiliated company	(13,202)	(55,395)
Total other expense, net	(6,942)	(50,896)

Loss before income taxes	(290,266)	(373,268)

Provision for income taxes	2,400	2,400

Net loss	$(292,666)	$(375,668)

Basic and diluted loss per common share	$–	$–

Weighted average number of common shares outstanding – basic and diluted	401,392,948	401,392,948

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	August 31, 2017	August 31, 2016
Operating activities:
Net loss	$(292,666)	$(375,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	225	150
Accrued interest income	(653)	(1,538)
Equity in loss of affiliated company	13,202	55,395
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	18,462	(109,565)
Prepaid income tax	2,285	2,385
Accounts payable, accrued expenses and other	30,196	9,647
Net cash used in operating activities	(228,949)	(419,194)

Investing activities:
Proceeds from sales of marketable securities	1,000,000	750,000
Purchases of marketable securities	(1,500,000)	(500,000)
Purchase of property and equipment	–	(2,703)
Net cash (used in) provided by investing activities	(500,000)	247,297

Net decrease in cash and cash equivalents	(728,949)	(171,897)
Cash and cash equivalents, beginning of period	979,641	1,159,576
Cash and cash equivalents, end of period	$250,692	$987,679

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements of Patriot Scientific Corporation (the “Company”, “PTSC”, “Patriot”, “we”, “us” or “our”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Report on Form 10-K for our fiscal year ended May 31, 2017.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented. Operating results for the three month period ended August 31, 2017 are not necessarily indicative of the results that may be expected for the year ending May 31, 2018.

Basis of Consolidation

The condensed consolidated balance sheets at August 31, 2017 and May 31, 2017 and condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended August 31, 2017 and 2016 include our accounts and those of our inactive subsidiaries: Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

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

Our current liquid cash resources are expected to provide the funds necessary to support our operations through at least the next twelve months from the date of this report. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position.

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

At August 31, 2017 and 2016 potential common shares of 2,600,000 related to our outstanding options were not included in the calculation of diluted loss per share as we recorded a loss. Had we reported net income for the three months ended August 31, 2017 and 2016, no shares of common stock would have been included in the calculation of diluted income per share using the treasury stock method.

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

We have determined that it was more likely than not that all of our deferred tax assets will not be realized in the future due to our continuing pre-tax and taxable losses. As a result of this determination we have recorded a full valuation allowance against our deferred tax assets.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (fiscal 2019 for the Company), with early adoption permitted. We are currently evaluating the effect ASU 2016-18 will have on our condensed consolidated statements of cash flows.

2. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

We consider all highly liquid investments acquired with a maturity of three months or less from the purchase date to be cash equivalents.

Restricted cash and cash equivalents at August 31, 2017 and May 31, 2017 consist of a savings account held as collateral for our corporate credit card account.

At August 31, 2017 and May 31, 2017, our short-term marketable securities in the amount of $2,704,022 and $2,203,396, respectively, consist of certificates of deposit with various financial institutions, with maturity dates between three months and twelve months from the purchase date.

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

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at August 31, 2017 Using
	Fair Value at August 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$58,766	$58,766	$–	$–
Money market funds	191,926	191,926	–	–
Restricted cash and cash equivalents	21,470	21,470	–	–
Marketable securities:
Short-term:
Certificates of deposit	2,704,022	–	2,704,022	–
Total	$2,976,184	$272,162	$2,704,022	$–

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

We purchase certificates of deposit with varying maturity dates. The following table summarizes the purchase date maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of August 31, 2017:

	August 31, 2017 (Unaudited)
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in one year or less	$2,704,022	–	$2,704,022

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

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There had not been a third management committee member since May 2010; however, as a result of our initiation of arbitration seeking the appointment of a third member, on December 16, 2014, an independent manager to the PDS management committee was selected by the arbitrator. Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. No such contributions were made during the three months ended August 31, 2017 and 2016. Distributable cash and allocation of profits and losses have been allocated to the members in the priority defined in the LLC Agreement.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

During January 2013, TPL and Moore settled their litigation. Terms of the settlement included the payment by PDS to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever came first. Per terms of the agreement PDS paid Moore $150,000 on the settlement date and paid Moore $16,667 per month from August 2013 through January 2014 and paid $20,833 per month from February 2014 through January 2017. During the three months ended August 31, 2016, PDS expensed $62,499 pursuant to this commitment. This expense is recorded in the accompanying PDS statements of operations presented below.

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net loss during the three months ended August 31, 2017 and 2016 of $13,202 and $55,395, respectively, as a decrease in our investment.

We have recorded our share of PDS’s net loss for the three months ended August 31, 2017 and 2016 as “Equity in loss of affiliated company” in the accompanying condensed consolidated statements of operations.

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

PDS’s balance sheets at August 31, 2017 and May 31, 2017 and statements of operations for the three months ended August 31, 2017 and 2016 are as follows:

Balance Sheets

Assets:

	August 31, 2017	May 31, 2017
	(Unaudited)	(Audited)
Cash	$848,180	$864,180
Prepaid expenses	31,798	26,378
Total assets	$879,978	$890,558

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Liabilities and Members’ Equity:

	August 31, 2017	May 31, 2017
	(Unaudited)	(Audited)
Payables	$22,406	$6,582
Members’ equity	857,572	883,976
Total liabilities and members’ equity	$879,978	$890,558

Statements of Operations

	Three Months Ended August 31,
	2017	2016
	(Unaudited)	(Unaudited)
Expenses	$20,404	$110,578
Loss before provision for income taxes	(20,404)	(110,578)
Provision for income taxes	6,000	210
Net loss	$(26,404)	$(110,788)

We review our investment in PDS to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near term prospects of PDS. If a decline in value is deemed to be other than temporary, we would recognize an impairment loss.

4. Income Taxes

We have determined that it was more likely than not that all of our deferred tax assets will not be realized in the future due to our continuing pre-tax and taxable losses. As a result of this determination we have recorded a full valuation allowance against our deferred tax assets. There have been no changes to our determination during the current fiscal year.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

A summary of option activity as of August 31, 2017 and changes during the three months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2017	2,600,000	$0.06
Options granted	–	$–
Options exercised	–	$–
Options forfeited/expired	–	$–
Options outstanding at August 31, 2017	2,600,000	$0.06	2.12	$–
Options vested and expected to vest at August 31, 2017	2,600,000	$0.06	2.12	$–
Options exercisable at August 31, 2017	2,600,000	$0.06	2.12	$–

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.009 per share on August 31, 2017) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.009 per share) on August 31, 2017.

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

On September 13, 2017, the law firm of Bunsow De Mory LLP was entered before the U.S. District Court for the Northern District of California as successor counsel in representation of Patriot, PDS, and TPL.

Plaintiff’s Summary Judgment response and defendants reply are scheduled for October 20, 2017 and November 3, 2017, respectively, with a hearing before the Court scheduled for November 30, 2017.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Commitments and Contingencies (continued)

401(k) Plan

We have a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. We match 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Our participants vest 33% per year over a three year period in their matching contributions. Our matching contributions during the three months ended August 31, 2017 and 2016 were $4,641 and $5,414, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND THE REST OF THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS". SEE ALSO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 2017.

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

On October 13, 2017, PDS’s cash balance was $730,919. Management’s plans for the continued operation of PDS rely on the ability of PDS to obtain license agreements to cover its operational costs. PDS has experienced a decline in licensing revenues and has not obtained significant license revenues since September 2013 and it is unclear when any additional licensing revenues may be generated.

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

We have determined that it was more likely than not that all of our deferred tax assets will not be realized in the future due to our continuing pre-tax and taxable losses. As a result of this determination we have recorded a full valuation allowance against our deferred tax assets.

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

Results of Operations

Comparison of the Three Months Ended August 31, 2017 and Three Months Ended August 31, 2016.

	Three months ended
	August 31, 2017	August 31, 2016
Selling, general and administrative	$283,324	$322,372

Selling, general and administrative expenses decreased from approximately $322,000 for the three months ended August 31, 2016 to approximately $283,000 for the three months ended August 31, 2017. The decrease consisted primarily of approximately $13,000 in legal fees due to little activity on the TPL bankruptcy matter and PDS Northern District of California cases in the current quarter. Other decreases were accounting fees of approximately $15,500 and insurance expense of approximately $13,000.

	Three months ended
	August 31, 2017	August 31, 2016
Other income (expense):
Interest income	$6,260	$4,499
Equity in loss of affiliated company	(13,202)	(55,395)
Total other expense, net	$(6,942)	$(50,896)

Our other income and expense for the three months ended August 31, 2017 and 2016 included equity in the loss of PDS of approximately $(13,000) and $(55,000), respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the cessation of payments to Moore under terms of his settlement agreement and a decrease in legal fees.

	Three months ended
	August 31, 2017	August 31, 2016
Loss before income taxes	$(290,266)	$(373,268)

Loss before income taxes decreased from approximately $(373,000) for the three months ended August 31, 2016 to approximately $(290,000) for the three months ended August 31, 2017 primarily due to the decrease in equity loss of PDS.

Provision for income taxes

During the three months ended August 31, 2017 and 2016, we recorded a provision for income taxes related to federal and California taxes of $2,400.

Net loss

Our net loss for the three months ended August 31, 2017 and 2016 was $(292,666) and $(375,668) respectively.

Liquidity and Capital Resources

Liquidity

Our cash and cash equivalents and short-term investment balances decreased from approximately $3,183,000 as of May 31, 2017 to approximately $2,955,000 as of August 31 2017. We also have a restricted cash balance amounting to approximately $21,000 as of May 31, 2017 and August 31, 2017. Total current assets decreased from approximately $3,317,000 as of May 31, 2017 to approximately $3,068,000 as of August 31, 2017. Total current liabilities amounted to approximately $57,000 and approximately $87,000 as of May 31, 2017 and August 31, 2017, respectively. The change in our working capital position as of August 31, 2017 as compared with May 31, 2017 results primarily from the fact that we did not receive sufficient distributions from PDS to cover our operating expenses and utilized cash on hand to pay such expenses.

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

Cash Flows From Operating Activities

Cash used in operating activities was approximately $229,000 and $419,000 for the three months ended August 31, 2017 and 2016, respectively. The principal components of the current period amount were net loss of approximately $293,000 offset by the equity in loss of affiliated company of approximately $13,000, changes in prepaid expenses and other current assets of approximately $18,000 and changes in accounts payable and accrued expenses of approximately $30,000. The principal components of the prior period are the prior period net loss, changes in prepaid expenses and other current assets offset by equity in loss of affiliated company.

Cash Flows From Investing Activities

Cash used in investing activities for the three months ended August 31, 2017 was $500,000 while cash provided by investing activities for the three months ended August 31, 2016 was approximately $247,000. Cash activities for the current and prior period were primarily attributable to sales and purchases of marketable securities.

Capital Resources

Our current liquid cash resources are expected to provide the funds necessary to support our operations through at least the next twelve months from the date of this report. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents and short-term investment position.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (fiscal 2019 for the Company), with early adoption permitted. We are currently evaluating the effect ASU 2016-18 will have on our condensed consolidated statements of cash flows.

Risk Factors

We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock. We believe the following to be our most significant risk factors as of the date this report is being filed. The risks and uncertainties described below are not the only ones we face. Please refer to our risk factors contained in our Form 10-K for the year ended May 31, 2017 for additional risk factors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of August 31, 2017, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of August 31, 2017, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

Patent Litigation

Our patent litigation with TPL and PDS in the United States District Court for the Northern District of California against Huawei Technologies Co. Ltd., LG Electronics, Nintendo Co. Ltd., Samsung Electronics Co. Ltd., and ZTE Corporation, as described in Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the year ended May 31, 2017, is still ongoing.

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

30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: October 16, 2017	PATRIOT SCIENTIFIC CORPORATION

/S/ CLIFFORD L. FLOWERS
Clifford L. Flowers

Interim Chief Executive Officer and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

31