Form 10-Q
period 2017-11-30
PATRIOT SCIENTIFIC CORP
filed 2018-01-16
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_]  NO [X]

On January 11, 2018, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	November 30, 2017	May 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$445,194	$979,641
Restricted cash and cash equivalents	21,497	21,443
Marketable securities	2,256,105	2,203,396
Prepaid income tax	2,285	2,285
Prepaid expenses and other current assets	60,931	110,421
Total current assets	2,786,012	3,317,186

Property and equipment, net	1,427	1,877
Investment in affiliated company	324,096	441,988
Total assets	$3,111,535	$3,761,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,227	$13,786
Accrued expenses and other	41,546	42,801
Total current liabilities	50,773	56,587
Total liabilities	50,773	56,587

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at November 30, 2017 and May 31, 2017	4,382	4,382
Additional paid-in capital	77,444,062	77,444,062
Accumulated deficit	(59,761,814)	(59,118,112)
Common stock held in treasury, at cost – 36,849,670 shares at November 30, 2017 and May 31, 2017	(14,625,868)	(14,625,868)
Total stockholders’ equity	3,060,762	3,704,464
Total liabilities and stockholders’ equity	$3,111,535	$3,761,051

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016
Operating expenses:
Selling, general and administrative	$254,159	$284,244	$537,483	$606,616
Total operating expenses	254,159	284,244	537,483	606,616

Other income (expense):
Interest income	7,813	3,988	14,073	8,487
Equity in earnings (loss) of affiliated company	(104,690)	1,247,280	(117,892)	1,191,885
Total other income (expense), net	(96,877)	1,251,268	(103,819)	1,200,372

Income (loss) before income taxes	(351,036)	967,024	(641,302)	593,756

Provision for income taxes	–	–	2,400	2,400

Net income (loss)	$(351,036)	$967,024	$(643,702)	$591,356

Basic and diluted income (loss) per common share	$–	$–	$–	$–

Weighted average number of common shares outstanding-basic	398,548,318	398,548,318	398,548,318	398,548,318

Weighted average number of common shares outstanding-diluted	398,548,318	401,392,948	398,548,318	401,392,948

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	November 30, 2017	November 30, 2016

Operating activities:
Net income (loss)	$(643,702)	$591,356
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	450	375
Accrued interest income	(2,763)	(273)
Equity in (earnings) loss of affiliated company	117,892	(1,191,885)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	49,490	(72,257)
Prepaid income tax	–	100
Accounts payable, accrued expenses and other	(5,814)	(21,195)
Net cash used in operating activities	(484,447)	(693,779)

Investing activities:
Proceeds from sales of marketable securities	2,450,000	1,250,000
Purchases of marketable securities	(2,500,000)	(500,000)
Purchase of property and equipment	–	(2,703)
Distributions from affiliated company	–	883,600
Net cash (used in) provided by investing activities	(50,000)	1,630,897

Net decrease in cash and cash equivalents	(534,447)	937,118
Cash and cash equivalents, beginning of period	979,641	1,159,576
Cash and cash equivalents, end of period	$445,194	$2,096,694

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$2,400	$2,300

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented. Operating results for the six month period ended November 30, 2017 are not necessarily indicative of the results that may be expected for the year ending May 31, 2018.

Basis of Consolidation

The condensed consolidated balance sheets at November 30, 2017 and May 31, 2017 and condensed consolidated statements of operations and condensed consolidated statements of cash flows for the six months ended November 30, 2017 and 2016 include our accounts and those of our inactive subsidiaries: Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

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

For the three and six months ended November 30, 2017, potential common shares of 2,600,000 related to our outstanding options were not included in the calculation of diluted loss per share as we recorded a loss. Had we reported net income for the three and six months ended November 30, 2017, no shares of common stock would have been included in the calculation of diluted income per share using the treasury stock method.

For the three and six months ended November 30, 2016, potential common shares of 2,600,000 related to our outstanding options were not included in the calculation of diluted income per share as their inclusion would be anti-dilutive. For the three and six months ended November 30, 2016, we included the PDSG escrow shares of 2,844,630 in the calculation of diluted income per share.

In connection with our acquisition of Crossflo, which is part of PDSG, we issued escrow shares that are contingent upon certain representations and warranties made by Crossflo at the time of the merger agreement (see Note 6). We excluded these escrow shares from the basic loss per share calculations and would have included the escrowed shares in the diluted income per share calculations if we reported net income for the three and six months ended November 30, 2017.

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

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our condensed consolidated balance sheet. Given that our current deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on our condensed consolidated balance sheet. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which was subsequently amended by ASUs 2015-14, 2016-08, 2016-10, 2016-12, and 2016-20. ASU 2014-09, as amended, supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and creates a new ASC Topic 606 (“ASC 606”). ASU 2014-09, as amended, implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The new revenue standards are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period (fiscal year 2019 for the Company). Early adoption is permitted. We are currently assessing the potential impact of this standard on the revenues generated by PDS.

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

On December 22, 2017, the date the Tax Cuts and Jobs Act (“Tax Cuts Act”) was signed into law, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance regarding accounting for the income tax effects of the Tax Cuts Act, including the impact of the Tax Cuts Act on deferred tax assets and liabilities for financial statements issued in the reporting period that includes the enactment date of December 22, 2017. Given that our current deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on our condensed consolidated financial statements. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

2. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

We consider all highly liquid investments acquired with a maturity of three months or less from the purchase date to be cash equivalents.

Restricted cash and cash equivalents at November 30, 2017 and May 31, 2017 consist of a savings account held as collateral for our corporate credit card account.

At November 30, 2017 and May 31, 2017, our short-term marketable securities in the amount of $2,256,105 and $2,203,396, respectively, consist of certificates of deposit with various financial institutions, with maturity dates between three months and twelve months from the purchase date.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at November 30, 2017 Using
	Fair Value at November 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$97,564	$97,564	$–	$–
Money market funds	347,630	347,630	–	–
Restricted cash and cash equivalents	21,497	21,497	–	–
Marketable securities:
Short-term:
Certificates of deposit	2,256,105	–	2,256,105	–
Total	$2,722,796	$466,691	$2,256,105	$–

		Fair Value Measurements at May 31, 2017 Using
	Fair Value at May 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$93,321	$93,321	$–	$–
Money market funds	435,899	435,899	–	–
Certificates of deposit	450,421	–	450,421	–
Restricted cash and cash equivalents	21,443	21,443	–	–
Marketable securities:
Short-term:
Certificates of deposit	2,203,396	–	2,203,396	–
Total	$3,204,480	$550,663	$2,653,817	$–

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

We purchase certificates of deposit with varying maturity dates. The following table summarizes the purchase date maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of November 30, 2017:

	November 30, 2017 (Unaudited)
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in one year or less	$2,256,105	$–	$2,256,105

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

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There had not been a third management committee member since May 2010; however, as a result of our initiation of arbitration seeking the appointment of a third member, on December 16, 2014, an independent manager to the PDS management committee was selected by the arbitrator. Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. No such contributions were made during the three and six months ended November 30, 2017 and 2016. Distributable cash and allocation of profits and losses have been allocated to the members in the priority defined in the LLC Agreement.

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

During January 2013, TPL and Moore settled their litigation. Terms of the settlement included the payment by PDS to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever came first. Per terms of the agreement PDS paid Moore $150,000 on the settlement date and paid Moore $16,667 per month from August 2013 through January 2014 and paid $20,833 per month from February 2014 through January 2017. During the three and six months ended November 30, 2016, PDS expensed $62,499 and $124,998, respectively, pursuant to this commitment. These expenses are recorded in the accompanying PDS statements of operations presented below.

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net loss during the three and six months ended November 30, 2017 of $104,690 and $117,892, respectively, as a decrease in our investment. We have recorded our share of PDS’s net income during the three and six months ended November 30, 2016 of $1,247,280 and $1,191,885, respectively, as an increase in our investment.

We have recorded our share of PDS’s net income and loss for the three and six months ended November 30, 2017 and 2016 as “Equity in earnings (loss) of affiliated company” in the accompanying condensed consolidated statements of operations.

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

PDS’s balance sheets at November 30, 2017 and May 31, 2017 and statements of operations for the three and six months ended November 30, 2017 and 2016 are as follows:

Balance Sheets

Assets:

	November 30, 2017	May 31, 2017
	(Unaudited)	(Audited)
Cash	$650,858	$864,180
Prepaid expenses	23,884	26,378
Total assets	$674,742	$890,558

Liabilities and Members’ Equity:

	November 30, 2017	May 31, 2017
	(Unaudited)	(Audited)
Payables	$26,550	$6,582
Members’ equity	648,192	883,976
Total liabilities and members’ equity	$674,742	$890,558

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

Statements of Operations

	Three Months Ended		Six Months Ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$–	$3,000,000	$–	$3,000,000
Expenses	209,381	505,441	229,785	616,020
Income (loss) before provision for income taxes	(209,381)	2,494,559	(229,785)	2,383,980
Provision for income taxes	–	–	6,000	210
Net income (loss)	$(209,381)	$2,494,559	$(235,785)	$2,383,770

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

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our condensed consolidated balance sheet. Given that our current deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on our condensed consolidated balance sheet. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

A summary of option activity as of November 30, 2017 and changes during the six months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2017	2,600,000	$0.06
Options granted	–	$–
Options exercised	–	$–
Options forfeited/expired	–	$–
Options outstanding at November 30, 2017	2,600,000	$0.06	1.87	$–
Options vested and expected to vest at November 30, 2017	2,600,000	$0.06	1.87	$–
Options exercisable at November 30, 2017	2,600,000	$0.06	1.87	$–

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.008 per share on November 30, 2017) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.008 per share) on November 30, 2017.

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

The Defendants moved for summary judgment of non-infringement on September 29, 2017, and the Court held a hearing on Defendants’ motion on November 30, 2017. The Court granted Defendants’ motion and entered judgment of non-infringement on December 13, 2017.

Plaintiffs’ filed notices of appeal in these district court matters on January 5, 2018.  An appellate briefing schedule would then be set in accordance with the rules and calendar of the United States Court of Appeals for the Federal Circuit.

Defendant Samsung submitted a Bill of Costs seeking $30,170 in costs.  On January 9, 2018, Plaintiffs filed an objection to virtually all of the submitted costs. The company does not consider the reimbursement of these costs to the defendant to be probable.

401(k) Plan

We have a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan. We match 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Our participants vest 33% per year over a three year period in their matching contributions. Our matching contributions during the three months ended November 30, 2017 and 2016 were $5,414, respectively. Our matching contributions during the six months ended November 30, 2017 and 2016 were $10,055 and $10,828, respectively.

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

On January 11, 2018, PDS’s cash balance was $532,160. Management’s plans for the continued operation of PDS rely on the ability of PDS to obtain license agreements to cover its operational costs. PDS has experienced a decline in licensing revenues and has not obtained significant license revenues since September 2013 and it is unclear when any additional licensing revenues may be generated.

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

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our condensed consolidated balance sheet. Given that our current deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on our condensed consolidated balance sheet. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2017 and Three Months Ended November 30, 2016.

	Three months ended
	November 30, 2017	November 30, 2016
Selling, general and administrative	$254,159	$284,244

Selling, general and administrative expenses decreased from approximately $284,000 for the three months ended November 30, 2016 to approximately $254,000 for the three months ended November 30, 2017. The decrease consisted primarily of approximately $20,000 in board of directors’ fees as PDS’s management fees were paid by PDS. Other decreases were insurance expense of approximately $13,000.

	Three months ended
	November 30, 2017	November 30, 2016
Other income (expense):
Interest income	$7,813	$3,988
Equity in earnings (loss) of affiliated company	(104,690)	1,247,280
Total other income (expense), net	$(96,877)	$1,251,268

Our other income and expense for the three months ended November 30, 2017 and 2016 included equity in the earnings (loss) of PDS of approximately $(105,000) and $1,247,000, respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to PDS receiving license proceeds during the three months ended November 30, 2016 and none during the three months ended November 30, 2017.

	Three months ended
	November 30, 2017	November 30, 2016
Income (loss) before income taxes	$(351,036)	$967,024

Income (loss) before income taxes decreased from approximately $967,000 for the three months ended November 30, 2016 to approximately $(351,000) for the three months ended November 30, 2017 primarily due to the decrease in equity earnings of PDS.

Net income (loss)

Our net income (loss) for the three months ended November 30, 2017 and 2016 was $(351,036) and $967,024 respectively.

Comparison of the Six Months Ended November 30, 2017 and Six Months Ended November 30, 2016.

	Six months ended
	November 30, 2017	November 30, 2016
Selling, general and administrative	$537,483	$606,616

Selling, general and administrative expenses decreased from approximately $607,000 for the six months ended November 30, 2016 to approximately $537,000 for the six months ended November 30, 2017. The decrease consisted primarily of approximately $26,000 in insurance expense, approximately $20,000 in board of directors’ fees as PDS’s management fees were paid by PDS, and approximately $20,000 in legal fees due to decreased activity in the TPL bankruptcy matter.

	Six months ended
	November 30, 2017	November 30, 2016
Other income (expense):
Interest income	$14,073	$8,487
Equity in earnings (loss) of affiliated company	(117,892)	1,191,885
Total other income (expense), net	$(103,819)	$1,200,372

Our other income for the six months ended November 30, 2017 and 2016 included equity in the earnings (loss) of PDS of approximately $(118,000) and $1,192,000, respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the receipt of licensing revenues during the six months ended November 30, 2016.

	Six months ended
	November 30, 2017	November 30, 2016
Income (loss) before income taxes	$(641,302)	$593,756

Loss from continuing operations before income taxes was approximately $(641,000) for the six months ended November 30, 2017 and income before income taxes was approximately $594,000 for the six months ended November 30, 2016 because of the increase in equity in earnings of PDS.

Provision for income taxes

During the six months ended November 30, 2017 and 2016, we recorded a provision for income taxes related to federal and California taxes of $2,400, respectively.

Net income (loss)

Our net income (loss) for the six months ended November 30, 2017 and 2016 was $(643,702) and $591,356 respectively.

Liquidity and Capital Resources

Liquidity

Our cash and cash equivalents and short-term investment balances decreased from approximately $3,183,000 as of May 31, 2017 to approximately $2,701,000 as of November 30 2017. We also have a restricted cash balance amounting to approximately $21,000 as of May 31, 2017 and November 30, 2017. Total current assets decreased from approximately $3,317,000 as of May 31, 2017 to approximately $2,786,000 as of November 30, 2017. Total current liabilities amounted to approximately $57,000 and approximately $51,000 as of May 31, 2017 and November 30, 2017, respectively. The change in our working capital position as of November 30, 2017 as compared with May 31, 2017 results primarily from the fact that we did not receive sufficient distributions from PDS to cover our operating expenses and utilized cash on hand to pay such expenses.

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

Cash Flows From Operating Activities

Cash used in operating activities was approximately $484,000 and $694,000 for the six months ended November 30, 2017 and 2016, respectively. The principal components of the current period amount were net loss of approximately $644,000 offset by the equity in loss of affiliated company of approximately $118,000, and changes in prepaid expenses and other current assets of approximately $49,000. The principal components of the prior period are the prior period net income, offset by equity in earnings of affiliated company, changes in prepaid expenses and other current assets and changes in accounts payable, accrued expenses and other.

Cash Flows From Investing Activities

Cash used in investing activities for the six months ended November 30, 2017 was $50,000 while cash provided by investing activities for the six months ended November 30, 2016 was approximately $1,631,000. Cash activities for the current period were primarily attributable to sales and purchases of marketable securities. Cash activities for the prior period were primarily attributable to sales and purchases of marketable securities and distributions from PDS.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which was subsequently amended by ASUs 2015-14, 2016-08, 2016-10, 2016-12, and 2016-20. ASU 2014-09, as amended, supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and creates a new ASC Topic 606 (“ASC 606”). ASU 2014-09, as amended, implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The new revenue standards are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period (fiscal year 2019 for the Company). Early adoption is permitted. We are currently assessing the potential impact of this standard on the revenues generated by PDS.

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

On December 22, 2017, the date the Tax Cuts and Jobs Act (“Tax Cuts Act”) was signed into law, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance regarding accounting for the income tax effects of the Tax Cuts Act, including the impact of the Tax Cuts Act on deferred tax assets and liabilities for financial statements issued in the reporting period that includes the enactment date of December 22, 2017. Given that our current deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on our condensed consolidated financial statements. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of November 30, 2017, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of November 30, 2017, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

The Defendants moved for summary judgment of non-infringement on September 29, 2017, and the Court held a hearing on Defendants’ motion on November 30, 2017.  The Court granted Defendants’ motion and entered judgment of non-infringement on December 13, 2017.

Plaintiffs’ filed notices of appeal in these district court matters on January 5, 2018.  An appellate briefing schedule would then be set in accordance with the rules and calendar of the United States Court of Appeals for the Federal Circuit.

Defendant Samsung submitted a Bill of Costs seeking $30,170 in costs.  On January 9, 2018, Plaintiffs filed an objection to virtually all of the submitted costs. The company does not consider the reimbursement of these costs to the defendant to be probable.

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

2.1

Agreement and Plan of Merger dated August 4, 2008, among Patriot Scientific Corporation, PTSC Acquisition 1 Corp, Crossflo Systems, Inc. and the Crossflo principal officers, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed August 11, 2008 (Commission file No. 000-22182)

3.1

Original Articles of incorporation of Patriot Scientific Corporation’s predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18, (Commission file No. 33-23143-FW)

3.2

Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18, (Commission file No. 33-23143-FW)

3.3

Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on March 24, 1992, incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.3.1

Certificate of Amendment to the Certificate of Incorporation of Patriot Scientific Corporation, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to our Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995 (Commission file No. 000-22182)

26

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

DATED: January 16, 2018	PATRIOT SCIENTIFIC CORPORATION

/S/ CLIFFORD L. FLOWERS
Clifford L. Flowers

Interim Chief Executive Officer and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

