Form 10-Q
period 2018-02-28
PATRIOT SCIENTIFIC CORP
filed 2018-04-16
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

On April 12, 2018, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	February 28, 2018	May 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,807,277	$979,641
Restricted cash and cash equivalents	21,524	21,443
Marketable securities	703,369	2,203,396
Prepaid income tax	2,285	2,285
Prepaid expenses and other current assets	37,640	110,421
Total current assets	2,572,095	3,317,186

Property and equipment, net	1,425	1,877
Deferred income taxes	52,156	–
Investment in affiliated company	279,354	441,988
Total assets	$2,905,030	$3,761,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,374	$13,786
Accrued expenses and other	90,307	42,801
Total current liabilities	100,681	56,587
Total liabilities	100,681	56,587

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at February 28, 2018 and May 31, 2017	4,382	4,382
Additional paid-in capital	77,444,062	77,444,062
Accumulated deficit	(60,018,227)	(59,118,112)
Common stock held in treasury, at cost – 36,849,670 shares at February 28, 2018 and May 31, 2017	(14,625,868)	(14,625,868)
Total stockholders’ equity	2,804,349	3,704,464
Total liabilities and stockholders’ equity	$2,905,030	$3,761,051

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Operating expenses:
Selling, general and administrative	$274,004	$281,265	$811,487	$887,881
Total operating expenses	274,004	281,265	811,487	887,881

Other income (expense):
Interest income	7,083	4,081	21,156	12,568
Other income	3,094	–	3,094	–
Equity in earnings (loss) of affiliated company	(44,742)	(32,139)	(162,634)	1,159,746
Total other income (expense), net	(34,565)	(28,058)	(138,384)	1,172,314

Income (loss) before income taxes	(308,569)	(309,323)	(949,871)	284,433

Provision for (benefit from) income taxes	(52,156)	–	(49,756)	2,400

Net income (loss)	$(256,413)	$(309,323)	$(900,115)	$282,033

Basic and diluted income (loss) per common share	$–	$–	$–	$–

Weighted average number of common shares outstanding-basic	398,548,318	398,548,318	398,548,318	398,548,318

Weighted average number of common shares outstanding-diluted	398,548,318	398,548,318	398,548,318	401,398,948

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	February 28, 2018	February 28, 2017

Operating activities:
Net income (loss)	$(900,115)	$282,033
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	641	601
Accrued interest income	(54)	2,803
Equity in (earnings) loss of affiliated company	162,634	(1,159,746)
Loss on disposal of property and equipment	1,276	–
Deferred income taxes	(52,156)	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	72,781	(35,960)
Prepaid income tax	–	100
Accounts payable, accrued expenses and other	44,094	(14,597)
Net cash used in operating activities	(670,899)	(924,766)

Investing activities:
Proceeds from sales of marketable securities	4,200,000	2,450,000
Purchases of marketable securities	(2,700,000)	(1,750,000)
Purchase of property and equipment	(1,465)	(2,703)
Distributions from affiliated company	–	883,600
Net cash provided by investing activities	1,498,535	1,580,897

Net increase in cash and cash equivalents	827,636	656,131
Cash and cash equivalents, beginning of period	979,641	1,159,576
Cash and cash equivalents, end of period	$1,807,277	$1,815,707

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$2,400	$2,300

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. Operating results for the nine month period ended February 28, 2018 are not necessarily indicative of the results that may be expected for the year ending May 31, 2018.

Basis of Consolidation

The condensed consolidated balance sheets at February 28, 2018 and May 31, 2017 and condensed consolidated statements of operations and condensed consolidated statements of cash flows for the nine months ended February 28, 2018 and 2017 include our accounts and those of our inactive subsidiaries: Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”), and Plasma Scientific Corporation. All significant intercompany accounts and transactions have been eliminated.

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

PDS has been incurring significant third-party costs for legal fees, expert testimony, depositions and other related litigation costs. We could be required to make capital contributions to PDS for any future litigation related costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

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

On March 20, 2013, Technology Properties Limited, Inc. (“TPL”) filed a petition under Chapter 11 of the United States Bankruptcy Code. On March 5, 2018, TPL’s Motion for Entry of Final Decree Closing Chapter 11 was granted. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our condensed consolidated financial statements.

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

For the three and nine months ended February 28, 2018, potential common shares of 2,600,000 related to our outstanding options were not included in the calculation of diluted loss per share as we recorded a loss. Had we reported net income for the three and nine months ended February 28, 2018, no shares of common stock would have been included in the calculation of diluted income per share using the treasury stock method.

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

In connection with our acquisition of Crossflo, which is part of PDSG, we issued escrow shares that are contingent upon certain representations and warranties made by Crossflo at the time of the merger agreement (see Note 6). We excluded these escrow shares from the basic loss per share calculations and would have included the escrowed shares in the diluted income per share calculations if we reported net income for the three and nine months ended February 28, 2018.

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

With the exception for refundable alternative minimum tax (AMT) credits, we have determined that it was more likely than not that all of our deferred tax assets will not be realized in the future due to our continuing pre-tax and taxable losses. As a result of this determination, and with the exception for the aforementioned refundable tax credits, we have recorded a full valuation allowance against our deferred tax assets.

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

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our condensed consolidated balance sheet. Given that our current deferred tax assets, with the exception of those representing certain refundable tax credits, are offset by a full valuation allowance, these changes will have no net impact on our condensed consolidated balance sheet. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

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

Restricted cash and cash equivalents at February 28, 2018 and May 31, 2017 consist of a savings account held as collateral for our corporate credit card account.

At February 28, 2018 and May 31, 2017, our short-term marketable securities in the amount of $703,369 and $2,203,396, respectively, consist of certificates of deposit with various financial institutions, with maturity dates between three months and twelve months from the purchase date.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at February 28, 2018 Using
	Fair Value at February 28,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$49,855	$49,855	$–	$–
Money market funds	757,291	757,291	–	–
Certificates of deposit	1,000,131	–	1,000,131	–
Restricted cash and cash equivalents	21,524	21,524	–	–
Marketable securities:
Short-term:
Certificates of deposit	703,369	–	703,369	–
Total	$2,532,170	$828,670	$1,703,500	$–

		Fair Value Measurements at May 31, 2017 Using
	Fair Value at May 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$93,321	$93,321	$–	$–
Money market funds	435,899	435,899	–	–
Certificates of deposit	450,421	–	450,421	–
Restricted cash and cash equivalents	21,443	21,443	–	–
Marketable securities:
Short-term:
Certificates of deposit	2,203,396	–	2,203,396	–
Total	$3,204,480	$550,663	$2,653,817	$–

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

We purchase certificates of deposit with varying maturity dates. The following table summarizes the purchase date maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of February 28, 2018:

	February 28, 2018 (Unaudited)
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$1,000,131	$–	$1,000,131
Due in one year or less	$703,369	$–	$703,369

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

No such contributions were made during the three and nine months ended February 28, 2018 and 2017. Distributable cash and allocation of profits and losses have been allocated to the members in the priority defined in the LLC Agreement.

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

During January 2013, TPL and Moore settled their litigation. Terms of the settlement included the payment by PDS to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever came first. Per terms of the agreement PDS paid Moore $150,000 on the settlement date and paid Moore $16,667 per month from August 2013 through January 2014 and paid $20,833 per month from February 2014 through January 2017. During the three and nine months ended February 28, 2017, PDS expensed $41,676 and $166,674, respectively, pursuant to this commitment. These expenses are recorded in the accompanying PDS statements of operations presented below.

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net loss during the three months ended February 28, 2018 and 2017 of $44,742 and $32,139, respectively, and the nine months ended February 28, 2018 of $162,634, as a decrease in our investment. We have recorded our share of PDS’s net income during the nine months ended February 28, 2017 of $1,159,746 as an increase in our investment.

We have recorded our share of PDS’s net income and loss for the three and nine months ended February 28, 2018 and 2017 as “Equity in earnings (loss) of affiliated company” in the accompanying condensed consolidated statements of operations.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. On March 5, 2018, TPL’s Motion for Entry of Final Decree Closing Chapter 11 was granted. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our condensed consolidated financial statements. If we determine that it is appropriate to consolidate PDS, we would measure the assets, liabilities and noncontrolling interests of PDS at their fair values at the date that we have the controlling financial interest.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Company (continued)

PDS’s balance sheets at February 28, 2018 and May 31, 2017 and statements of operations for the three and nine months ended February 28, 2018 and 2017 are as follows:

Balance Sheets

Assets:

	February 28, 2018	May 31, 2017
	(Unaudited)	(Audited)
Cash	$511,200	$864,180
Prepaid expenses	51,441	26,378
Total assets	$562,641	$890,558

Liabilities and Members’ Equity:

	February 28, 2018	May 31, 2017
	(Unaudited)	(Audited)
Payables	$3,933	$6,582
Members’ equity	558,708	883,976
Total liabilities and members’ equity	$562,641	$890,558

Statements of Operations

	Three Months Ended		Nine Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$–	$–	$–	$3,000,000
Expenses	89,484	64,278	319,269	680,297
Income (loss) before provision for income taxes	(89,484)	(64,278)	(319,269)	2,319,703
Provision for income taxes	–	–	6,000	210
Net income (loss)	$(89,484)	$(64,278)	$(325,269)	$2,319,493

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

4. Income Taxes

With the exception for refundable alternative minimum tax (AMT) credits, we have determined that it was more likely than not that all of our deferred tax assets will not be realized in the future due to our continuing pre-tax and taxable losses. As a result of this determination, and with the exception for the aforementioned refundable tax credits, we have recorded a full valuation allowance against our deferred tax assets. There have been no changes to our determination during the current fiscal year.

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our condensed consolidated balance sheet. Given that our current deferred tax assets, with the exception of those representing certain refundable tax credits, are offset by a full valuation allowance, these changes will have no net impact on our condensed consolidated balance sheet. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

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

A summary of option activity as of February 28, 2018 and changes during the nine months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2017	2,600,000	$0.06
Options granted	–	$–
Options exercised	–	$–
Options forfeited/expired	–	$–
Options outstanding at February 28, 2018	2,600,000	$0.06	1.63	$–
Options vested and expected to vest at February 28, 2018	2,600,000	$0.06	1.63	$–
Options exercisable at February 28, 2018	2,600,000	$0.06	1.63	$–

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.004 per share on February 28, 2018) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.004 per share) on February 28, 2018.

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

Plaintiffs’ filed notices of appeal in these district court matters on January 5, 2018.  The appeals were docketed and consolidated under lead case No. 18-1439, captioned as Technology Properties Limited v. Huawei Technologies Co., Ltd.  An appellate briefing schedule has been set, and the Appellants’-Plaintiffs’ opening brief is due on April 23, 2018.

Defendant Samsung submitted a Bill of Costs seeking $30,170 in taxable costs in the underlying district court proceedings; Plaintiffs filed an objection to significant portions of that request. On March 1, 2018, the Clerk of the District Court taxed costs in the amount $829.

401(k) Plan

On March 29, 2018, we terminated our Section 401(k) plan pursuant to a plan to reduce corporate expenses. Our retirement plan complied with Section 401(k) of the Internal Revenue Code and all employees were eligible to participate in the plan. We matched 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Our participants vested 33% per year over a three year period in their matching contributions. Our matching contributions during the three months ended February 28, 2018 and 2017 were $3,325 and $4,641, respectively. Our matching contributions during the nine months ended February 28, 2018 and 2017 were $13,380 and $15,469, respectively.

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

Overview

In June 2005, we entered into a series of agreements with TPL and others to facilitate the pursuit of unlicensed users of our intellectual property. Over the years we, TPL and TPL’s affiliate, Alliacense, have entered into various agreements regarding licensing and litigation of the MMP portfolio. Pursuant to a July 2014 Novation Agreement with Alliacense PDS engaged a second licensing agent for the MMP portfolio in October 2014 and on May 11, 2015, PDS terminated Alliacense as licensing agent due to the inability of Alliacense to fulfill its obligations under the Novation Agreement. In August 2016, PDS and Alliacense entered into an agreement which requires Alliacense to: cooperate with reasonable discovery requests, provide support to litigation counsel, and deliver certain materials to PDS’s second licensing agent. Pursuant to the August 2016 agreement, MMP Licensing, LLC will provide MMP portfolio commercialization services to PDS for certain companies. PDS is currently pursuing a litigation strategy, which includes an action in the U.S. District Court and the U.S. Court of Appeals for the Federal Circuit, against multiple companies alleged to be infringers of the MMP portfolio. We continue to believe that the significant investment in legal effort and costs incurred to date at PDS is necessary for the protection of our interests in the MMP portfolio and its future success, although to date it has generated mixed results.

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

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. On March 5, 2018, TPL’s Motion for Entry of Final Decree Closing Chapter 11 was granted. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our condensed consolidated financial statements.

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

On April 12, 2018, PDS’s cash balance was $471,813. Management’s plans for the continued operation of PDS rely on the ability of PDS to obtain license agreements to cover its operational costs. PDS has experienced a decline in licensing revenues and has not obtained significant license revenues since September 2013 and it is unclear when any additional licensing revenues may be generated.

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

With the exception for refundable alternative minimum tax (AMT) credits, we have determined that it was more likely than not that all of our deferred tax assets will not be realized in the future due to our continuing pre-tax and taxable losses. As a result of this determination, and with the exception for the aforementioned refundable tax credits, we have recorded a full valuation allowance against our deferred tax assets.

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our condensed consolidated balance sheet. Given that our current deferred tax assets, with the exception of those representing certain refundable tax credits, are offset by a full valuation allowance, these changes will have no net impact on our condensed consolidated balance sheet. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

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

Results of Operations

Comparison of the Three Months Ended February 28, 2018 and Three Months Ended February 28, 2017.

	Three months ended
	February 28, 2018	February 28, 2017
Selling, general and administrative	$274,004	$281,265

Selling, general and administrative expenses decreased from approximately $281,000 for the three months ended February 28, 2017 to approximately $274,000 for the three months ended February 28, 2018. The decrease consisted primarily of approximately $26,000 in board of directors’ fees due to a board member volunteering to cease taking board fees beginning in calendar 2018, and a portion of the remaining board member’s fees being paid by PDS. Other decreases were insurance expense of approximately $13,000. These decreases were offset by an increase in salaries and wages of approximately $42,000 due to a severance accrual for an employee terminating in March 2018.

	Three months ended
	February 28, 2018	February 28, 2017
Other income (expense):
Interest income	$7,083	$4,081
Other income	3,094	–
Equity in loss of affiliated company	(44,742)	(32,139)
Total other expense, net	$(34,565)	$(28,058)

Our other income and expense for the three months ended February 28, 2018 and 2017 included equity in the loss of PDS of approximately $(45,000) and $(32,000), respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments.

	Three months ended
	February 28, 2018	February 28, 2017
Loss before income taxes	$(308,569)	$(309,323)

Loss before income taxes remained consistent at approximately $(309,000) for the three months ended February 28, 2017 as compared to the three months ended February 28, 2018.

Net loss

Our net loss for the three months ended February 28, 2018 and 2017 was $(256,413) and $(309,323), respectively, with the fiscal 2018 period inclusive of approximately $52,000 of tax benefit recognized for AMT credit carryforwards which became refundable pursuant to recent changes in the federal tax code.

Comparison of the Nine Months Ended February 28, 2018 and Nine Months Ended February 28, 2017.

	Nine months ended
	February 28, 2018	February 28, 2017
Selling, general and administrative	$811,487	$887,881

Selling, general and administrative expenses decreased from approximately $888,000 for the nine months ended February 28, 2017 to approximately $811,000 for the nine months ended February 28, 2018. The decrease consisted primarily of approximately $46,000 in board of directors’ fees due to a board member volunteering to cease taking board fees beginning in calendar 2018, and a portion of the remaining board member’s fees being paid by PDS; approximately $39,000 in insurance expense, and approximately $24,000 in legal fees due to decreased activity in the TPL bankruptcy matter. These decreases were offset by an increase in salaries and wages of approximately $42,000 due to a severance accrual for an employee terminating in March 2018.

	Nine months ended
	February 28, 2018	February 28, 2017
Other income (expense):
Interest income	$21,156	$12,568
Other income	3,094	–
Equity in earnings (loss) of affiliated company	(162,634)	1,159,746
Total other income (expense), net	$(138,384)	$1,172,314

Our other income for the nine months ended February 28, 2018 and 2017 included equity in the earnings (loss) of PDS of approximately $(163,000) and $1,160,000, respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the receipt of licensing revenues during the nine months ended February 28, 2017.

	Nine months ended
	February 28, 2018	February 28, 2017
Income (loss) before income taxes	$(949,871)	$284,433

Loss from continuing operations before income taxes was approximately $(950,000) for the nine months ended February 28, 2018 and income before income taxes was approximately $284,000 for the nine months ended February 28, 2017 because of the increase in equity in earnings of PDS.

Provision for income taxes

During the nine months ended February 28, 2018 and 2017, we recorded a net benefit from, and a provision for, income taxes related to federal and California taxes of approximately $50,000 and $2,400, respectively.

Net income (loss)

Our net income (loss) for the nine months ended February 28, 2018 and 2017 was $(900,115) and $282,033 respectively, with the fiscal 2018 period inclusive of approximately $52,000 of tax benefit recognized for AMT credit carryforwards which became refundable pursuant to recent changes in the federal tax code

Liquidity and Capital Resources

Liquidity

Our cash and cash equivalents and short-term investment balances decreased from approximately $3,183,000 as of May 31, 2017 to approximately $2,511,000 as of February 28, 2018. We also have a restricted cash balance amounting to approximately $22,000 and approximately $21,000 as of February 28, 2018 and May 31, 2017, respectively. Total current assets decreased from approximately $3,317,000 as of May 31, 2017 to approximately $2,572,000 as of February 28, 2018. Total current liabilities amounted to approximately $57,000 and approximately $101,000 as of May 31, 2017 and February 28, 2018, respectively. The change in our working capital position as of February 28, 2018 as compared with May 31, 2017 results primarily from decrease in investment in the affiliate company due to the allocation of the PDS net loss.

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

PDS has been incurring significant third-party costs for legal fees, expert testimony, depositions and other related litigation costs. We could be required to make capital contributions to PDS for any future litigation related costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. On March 5, 2018, TPL’s Motion for Entry of Final Decree Closing Chapter 11 was granted. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our condensed consolidated financial statements.

Cash Flows From Operating Activities

Cash used in operating activities was approximately $671,000 and $925,000 for the nine months ended February 28, 2018 and 2017, respectively. The principal components of the current period amount were net loss of approximately $952,000 offset by the equity in loss of affiliated company of approximately $163,000, and changes in prepaid expenses and other current assets of approximately $73,000. The principal components of the prior period are the prior period net income, offset by equity in earnings of affiliated company, changes in prepaid expenses and other current assets.

Cash Flows From Investing Activities

Cash provided by investing activities was approximately $1,499,000 and $1,581,000 for the nine months ended February 28, 2018 and 2017, respectively. Cash activities for the current period were primarily attributable to sales and purchases of marketable securities. Cash activities for the prior period were primarily attributable to sales and purchases of marketable securities and distributions from PDS.

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

We May Be Required To Fund Our Joint Venture’s Legal Costs.

On March 20, 2013 TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. On March 5, 2018, TPL’s Motion for Entry of Final Decree Closing Chapter 11 was granted. PDS has incurred significant legal costs in ongoing matters before the U.S. District Court and the U.S. Court of Appeals for the Federal Circuit. If PDS does not receive sufficient licensing revenues to pay these expenses, we may be required to pay these expenses. In the event the cost of legal actions exceeds our ability to fund these efforts, our options for additional sources of financing may be limited.

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

PDS’s licensing revenues have declined over recent years to a point where PDS’s ability to make future payments is in substantial doubt unless licensing revenues substantially increase in the near term. In the event that PDS does not have the funds to pay one or more of the aforementioned costs, we and TPL must decide whether to contribute additional capital to PDS to fund such payments and due to TPL’s emergence from bankruptcy, we may be required to pay these expenses without any contribution from TPL.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of February 28, 2018, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of February 28, 2018, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Plaintiffs’ filed notices of appeal in these district court matters on January 5, 2018.  The appeals were docketed and consolidated under lead case No. 18-1439, captioned as Technology Properties Limited v. Huawei Technologies Co., Ltd.  An appellate briefing schedule has been set, and the Appellants’-Plaintiffs’ opening brief is due on April 23, 2018.

Defendant Samsung submitted a Bill of Costs seeking $30,170 in taxable costs in the underlying district court proceedings; Plaintiffs filed an objection to significant portions of that request.  On March 1, 2018, the Clerk of the District Court taxed costs in the amount $829.

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
99.1

Form of Incentive Stock Option Agreement to the Company’s 2006 Stock Option Plan, incorporated by reference to Exhibit 99.10 on Form 10-K for the fiscal year ended May 31, 2009, filed August 14, 2009 (Commission file No. 000-22182)

99.2

Form of Non-Qualified Stock Option Agreement to the Company’s 2006 Stock Option Plan, incorporated by reference to Exhibit 99.11 on Form 10-K for the fiscal year ended May 31, 2009, filed August 14, 2009 (Commission file No. 000-22182)

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

DATED: April 16, 2018

PATRIOT SCIENTIFIC CORPORATION

/S/ CLIFFORD L. FLOWERS

/s/ Clifford L. Flowers

Clifford L. Flowers

Interim Chief Executive Officer and Chief Financial Officer

(Duly Authorized and Principal Financial Officer)

