Form 10-K
period 2018-05-31
PATRIOT SCIENTIFIC CORP
filed 2018-08-29
CIK 836564

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
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

Approximate aggregate market value of the registrant’s common stock held by non-affiliates on November 30, 2017 was $3,198,730 based on a closing price of $0.0080 per share as reported on the OTC Pink. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

On August 24, 2018, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

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

These forward-looking statements are subject to certain risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to those items shown under “Item 1A. Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part 2. You should read this report completely with the understanding that our actual results may differ materially from what we expect. Unless required by law, we undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

Pursuant to the Master Agreement we caused certain of our respective interests in the Microprocessor Patents to be licensed to PDS, a joint venture limited liability company owned 50% by us and 50% by TPL, and PDS engaged TPL to commercialize the Microprocessor Patents pursuant to a Commercialization Agreement among PDS, TPL and us (the “Commercialization Agreement”). Under the Commercialization Agreement, PDS granted to TPL the exclusive right to grant licenses and sub-licenses of the Microprocessor Patents and to pursue claims against violators of the Microprocessor Patents, in each case, on behalf of PDS, us, TPL and Moore, and TPL agreed to use reasonable best efforts to commercialize the Microprocessor Patents in accordance with a mutually agreed business plan. Pursuant to the Commercialization Agreement, PDS agreed to a reimbursement policy with regard to TPL’s expenses incurred in connection with the commercialization of the Microprocessor Patents. All proceeds generated by TPL in connection with the commercialization of the Microprocessor Patents were paid directly to PDS. From the inception of the Commercialization Agreement to May 31, 2018, gross license revenues to PDS totaled $312,814,535.

Pursuant to the Master Agreement, we and TPL entered into the Limited Liability Company Operating Agreement of PDS (“LLC Agreement”). We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three-member management committee. The TPL and PDS appointees are required to select a mutually acceptable third member of the management committee. Pursuant to the LLC Agreement, we and TPL must each contribute to the working capital of PDS and at the discretion of PDS’s management committee we may be obligated to make future contributions in equal amounts in order to maintain a working capital fund. The LLC Agreement provides that PDS shall indemnify its members, managers, officers and employees, to the fullest extent permitted by applicable law, for any liabilities incurred as a result of their involvement with PDS, if the person seeking indemnification acted in good faith and in a manner reasonably believed to be in the best interest of PDS.

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

On August 10, 2016, PDS entered into an agreement with Alliacense and MMP Licensing, LLC to settle matters relating to Alliacense’s non-performance under terms of the Novation Agreement. The August 10, 2016 agreement required Alliacense to provide PDS’s second licensing company, Dominion Harbor Group (“DHG”), with certain materials and to cooperate with reasonable discovery requests relating to infringement litigation in the U.S. District Court for the Northern District of California. MMP Licensing, LLC will provide commercialization services to PDS for the MMP portfolio with respect to certain companies. The August 10, 2016 agreement, and the agreement retaining DHG as PDS’s second licensing company, will both expire on October 4, 2022.

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

Products and Services

Our investment in the MMP portfolio represents virtually all of our business interests at this time. As our patents have expired, we are exploring developing or acquiring new lines of business.

Employees

At May 31, 2018, we have one full-time employee. We also engage consultants and part-time assistance, as needed.

Our future success depends in significant part upon the continued services of our key personnel. The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain key employees. Our employee is not represented by a labor union, and we consider our relations with our employee to be good. Our employee is not covered by a key man life insurance policy.

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

If We Fail To Maintain Effective Internal Controls Over Financial Reporting, The Price Of Our Common Stock May Be Adversely Affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial fraud.

During the fourth fiscal quarter ended May 31, 2018 we reduced the number of Company employees down from two to one. As a result, there were changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting stemming from the inability to segregate accounting duties amongst employed personnel. We are mitigating the potential impact of this change primarily through greater involvement of our Board of Directors in the review and monitoring of financial transaction processing and financial reporting, and the retention of third parties when possible.

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

Changes In U.S. Patent Law Could Diminish The Value Of Patents In General, Thereby Impairing Our Ability To Protect And Assert Our Patents.

The United States has enacted the America Invents Act of 2011, wide-ranging patent reform legislation. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to enforce our existing patents and patents that we might obtain in the future.

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

Our Future Success Depends In Significant Part Upon The Continued Services Of Our Key Senior Management.

Our future success depends in significant part upon the continued services of our senior management. The competition for highly qualified personnel is intense, and we may not be able to retain our key employees or attract and retain additional highly qualified personnel in the future. Our employee is not represented by a labor union, and we consider our relations with our employee to be good. Our employee is not covered by a key man life insurance policy.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease one office of approximately 151 square feet located at 2038 Corte Del Nogal, Suite 141, Carlsbad, California. The lease expires upon 60 days written notice of termination.

The current floor space provides adequate and suitable facilities for all of our corporate functions.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

Patent Litigation

We, TPL, and PDS (collectively referred to as “Plaintiffs”) are Plaintiffs in ongoing proceedings in the U.S. District Court for the Northern District of California where the Plaintiffs allege infringement of the US 5,809,336 patent (the “‘336 patent”) by: Huawei Technologies Co. Ltd., LG Electronics, Nintendo Co. Ltd., Samsung Electronics Co. Ltd., and ZTE Corporation (collectively referred to as “Defendants”). This litigation is proceeding in front of District Court Judge Vince Chhabria.

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

Plaintiffs filed notices of appeal in these district court matters on January 5, 2018. The appeals were docketed and consolidated under lead case No. 18-1439, captioned as Technology Properties Limited v. Huawei Technologies Co., Ltd in the United States Court of Appeals for the Federal Circuit.  Briefing was complete on July 31, 2018. The court has not yet scheduled an oral argument. We expect that it may take up to eight to twelve months before a decision is received.

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

The following table sets forth the high and low closing bid quotations for our Common Stock for the fiscal years ended May 31, 2018 and 2017.

	BID QUOTATIONS
	HIGH	LOW
Fiscal Year Ended May 31, 2018
First Quarter	$0.0245	$0.0064
Second Quarter	$0.0169	$0.0080
Third Quarter	$0.0088	$0.0035
Fourth Quarter	$0.0081	$0.0035

	BID QUOTATIONS
	HIGH	LOW
Fiscal Year Ended May 31, 2017
First Quarter	$0.006	$0.003
Second Quarter	$0.009	$0.004
Third Quarter	$0.009	$0.003
Fourth Quarter	$0.031	$0.004

On August 24, 2018, the closing price of our stock was $0.01 per share and we had approximately 681 stockholders of record. Because most of our Common Stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy

On February 22, 2007, our Board of Directors adopted a semi-annual dividend payment policy, subject to determination by our Board of Directors in light of our financial condition, other possible applications of our available resources, and relevant business considerations. We paid no dividends during the fiscal years ended May 31, 2018 and 2017 and have not paid any dividends since April 9, 2007.

Equity Compensation Plan Information

Our stockholders previously approved our 2006 Stock Option Plan. The following table sets forth certain information concerning aggregate stock options authorized for issuance under our 2006 Stock Option Plan as of May 31, 2018. For a narrative description of the material features of the plan, refer to footnote 7 of our consolidated financial statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plan approved by security holders	2,600,000	$0.06	–

As of May 31, 2018, there are no shares available for future issuance under our 2006 Stock Option Plan as the plan expired on March 31, 2016.

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

Overview

In June 2005, we entered into a series of agreements with TPL and others to facilitate the pursuit of unlicensed users of our intellectual property. Over the years we, TPL and TPL’s affiliate, Alliacense, have entered into various agreements regarding licensing and litigation of the MMP portfolio. Pursuant to a July 2014 Novation Agreement with Alliacense PDS engaged a second licensing agent for the MMP portfolio in October 2014 and on May 11, 2015 PDS terminated Alliacense as licensing agent due to the inability of Alliacense to fulfill its obligations under the Novation Agreement. In August 2016, PDS and Alliacense entered into an agreement which requires Alliacense to: cooperate with reasonable discovery requests, provide support to litigation counsel, and deliver certain materials to PDS’s second licensing agent. Pursuant to the August 2016 agreement, MMP Licensing, LLC will provide MMP portfolio commercialization services to PDS for certain companies. PDS is currently pursuing a litigation strategy, which includes an action before the U.S. Court of Appeals for the Federal Circuit stemming from litigation in U.S. District Court against multiple companies alleged to be infringers of the MMP portfolio. We continue to believe that the significant investment in legal effort and costs incurred to date at PDS is necessary for the protection of our interests in the MMP portfolio and its future success, although to date it has generated mixed results.

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

On August 24, 2018, PDS’s cash balance was $328,542. Management’s plans for the continued operation of PDS rely on the ability of PDS to obtain license agreements to cover its operational costs. PDS has experienced a decline in licensing revenues and has not obtained significant license revenues since September 2013 and it is unclear when any additional licensing revenues may be generated.

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

2.        Investment in Affiliated Companies

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

We review our investment in PDS to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near-term prospects of PDS. If a decline in value is deemed to be other than temporary, we would recognize an impairment loss.

We own 100% of the preferred stock of Holocom. Prior to impairment, this investment was accounted for at cost since we did not have the ability to exercise significant influence over the operating and financial policies of Holocom.

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

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our consolidated balance sheet. Given that our current deferred tax assets, with the exception of those representing certain refundable tax credits, are offset by a full valuation allowance, these changes will have no net impact on our consolidated balance sheet. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

4.       Assessment of Contingent Liabilities

We are involved as plaintiffs in patent infringement litigation, and from time to time various other legal matters which arise in the ordinary course of our business. We accrue for any estimated losses at the time when we can make a reliable estimate of such loss and it is probable that it has been incurred. By their very nature, contingencies are difficult to estimate. We continually evaluate information related to all contingencies to determine that the basis on which we have recorded our estimated exposure is appropriate.

RESULTS OF OPERATIONS

Comparison of fiscal 2018 and 2017

	May 31, 2018	May 31, 2017
Selling, general and administrative	$1,047,127	$1,216,347

Selling, general and administrative expenses decreased from approximately $1,216,000 for the fiscal year ended May 31, 2017 to approximately $1,047,000 for the fiscal year ended May 31, 2018. The decrease consisted primarily of approximately $80,000 in board of directors’ fees due to a board member volunteering to cease taking board fees beginning in calendar 2018 and a portion of the remaining board member’s fees being paid by PDS; approximately $52,000 in insurance expense and approximately $33,000 in legal fees due to decreased activity in the TPL bankruptcy matter.

	May 31, 2018	May 31, 2017
Other income (expense):
Interest income	$26,669	$18,148
Other income	3,867	–
Equity in earnings (loss) of affiliated company	(242,615)	1,155,231
Total other income (expense), net	$(212,079)	$1,173,379

Our other income and expense for the fiscal years ended May 31, 2018 and 2017 included equity in the earnings (loss) of PDS of approximately $(243,000) and $1,155,000, respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The change in the earnings of PDS is due to the receipt of licensing revenues during fiscal 2017.

	May 31, 2018	May 31, 2017
Loss before provision (benefit) for income taxes	$(1,259,206)	$(42,968)

Loss before provision (benefit) for income taxes of approximately $(43,000) for the fiscal year ended May 31, 2017 increased to a loss before income taxes of approximately $(1,259,000) for the fiscal year ended May 31, 2018 due to the decrease in our equity in earnings of PDS.

Provision (benefit) for income taxes

During the fiscal years ended May 31, 2018 and 2017, we recorded a provision (benefit) for income taxes related to federal and California taxes of approximately $(50,000) and $2,400, respectively.

Net loss

We recorded a net loss for the fiscal years ended May 31, 2018 and 2017 of $(1,209,450) and $(45,368), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash and cash equivalents and short-term investment balances decreased from approximately $3,183,000 as of May 31, 2017 to approximately $2,298,000 as of May 31, 2018. We also have a restricted cash balance amounting to approximately $22,000 and approximately $21,000 as of May 31, 2018 and 2017, respectively. Total current assets decreased from approximately $3,317,000 as of May 31, 2017 to approximately $2,327,000 as of May 31, 2018. Total current liabilities amounted to approximately $85,000 and approximately $57,000 as of May 31, 2018 and May 31, 2017, respectively. The change in our working capital position as of May 31, 2018 as compared with May 31, 2017 results primarily from our inability to receive distributions from PDS to cover our operating expenses.

Cash shortfalls currently experienced by PDS will have an adverse effect on our liquidity. To date we have determined that it is in the best interests of the MMP licensing program that we provide our 50% share of capital to provide for PDS expenses including legal retainers and litigation related payments in the event license revenues received by PDS are insufficient to meet these needs. We believe it is likely that contributions to PDS to fund working capital may be required.

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

Cash Flows From Operating Activities

Cash used in operating activities for the fiscal years ended May 31, 2018 and 2017 was approximately $880,000 and $1,311,000, respectively. The principal components of the current fiscal year were the net loss of approximately $1,209,000 and deferred income taxes of approximately $52,000 offset by equity in loss of affiliated company of approximately $243,000 and accounts payable and accrued expenses of approximately $105,000. The principal components of the prior fiscal year were the net loss of approximately $45,000, equity in earnings of affiliated company of approximately $1,155,000 and prepaid expenses and other of approximately $97,000.

Cash Flows From Investing Activities

Cash provided by investing activities for the fiscal years ended May 31, 2018 and 2017 was approximately $2,199,000 and approximately $1,131,000, respectively. Cash activities for the current fiscal year were primarily attributable to sales and purchases of marketable securities. Cash activities for the prior fiscal year were primarily attributable to sales and purchases of marketable securities and distributions from PDS.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which was subsequently amended by ASUs 2015-14, 2016-08, 2016-10, 2016-12, and 2016-20. ASU 2014-09, as amended, supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and creates a new ASC Topic 606 (“ASC 606”). ASU 2014-09, as amended, implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The new revenue standards are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period (fiscal year 2019 for the Company). Our adoption of this guidance effective June 1, 2019, will not have a significant impact on the financial statements of PDS.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (fiscal 2019 for the Company), with early adoption permitted. We are currently evaluating the effect ASU 2016-18 will have on our consolidated statements of cash flows.

On December 22, 2017, the United States Government passed the Tax Cuts and Jobs Act (“Tax Cuts Act”) that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our consolidated balance sheet. The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance regarding accounting for the income tax effects of the Tax Cuts Act, including the impact of the Tax Cuts Act on deferred tax assets and liabilities for financial statements issued in the reporting period that includes the enactment date of December 22, 2017. Given that our current deferred tax assets, with the exception of those representing certain refundable tax credits, are offset by a full valuation allowance, these changes will have no net impact on our consolidated balance sheet. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2018 based on the criteria set forth in Internal Control — Integrated Framework – 2013 update issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, and after considering the controls implemented to mitigate the impact resulting from insufficient accounting personnel discussed below, our management concluded that our internal control over financial reporting was effective as of May 31, 2018.

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

Changes in Internal Controls over Financial Reporting

During the fourth fiscal quarter ended May 31, 2018 we reduced the number of Company employees down from two to one. As a result, there were changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting stemming from the inability to segregate accounting duties amongst employed personnel. We are mitigating the potential impact of this change primarily through greater involvement of our Board of Directors in the review and monitoring of financial transaction processing and financial reporting, and the retention of third parties when possible.

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

The following table and biographical summaries set forth information, including principal occupation, business experience, other directorships and director qualifications concerning the members of our Board of Directors and our executive officer as of May 31, 2018. There is no blood or other familial relationship between or among our directors or executive officer.

NAME	AGE	POSITION and TERM
Carlton M. Johnson, Jr.	58	Director (since August 2001)
Gloria H. Felcyn	71	Director (since October 2002)
Clifford L. Flowers	60	Chief Financial Officer/Secretary (since September 17, 2007) Interim CEO (since October 5, 2009) Director (since January 19, 2011)

CARLTON M. JOHNSON, JR. Carlton Johnson has served as a director of the Company since 2001, and is Chairman of the Executive Committee of the Board of Directors. From June 1996 through March 2013, Mr. Johnson served as in-house legal counsel for Roswell Capital Partners, LLC and related entities. Mr. Johnson has been admitted to the practice of law in Alabama since 1986, Florida since 1988 and Georgia since 1997. He has been a shareholder in the Pensacola, Florida AV- rated law firm of Smith, Sauer, DeMaria Johnson and was President-Elect of the 500 member Escambia-Santa Rosa Bar Association. He also served on the Florida Bar Young Lawyers Division Board of Governors. Mr. Johnson earned a degree in History/Political Science at Auburn University and a Juris Doctor at Samford University - Cumberland School of Law. Mr. Johnson served on the board of directors of Peregrine Pharmaceuticals, Inc., a publicly held emerging bio-tech company from 1999 through November 2017. From May 2009 to March 2012, Mr. Johnson served on the board of directors of Cryoport, Inc., a publicly held company providing cost-efficient frozen shipping to biopharmaceutical and biotechnology industries. Mr. Johnson served as chairman of Cryoport’s compensation committee and as a member of its audit committee and nomination and governance committee. From November 2009 to December 2011, Mr. Johnson served on the board of directors of ECOtality, Inc., a leader in clean electric transportation and storage technologies. Mr. Johnson served on the audit committee and nominating committee of ECOtality.

The Board of Directors concluded that Mr. Johnson should serve as a director in light of the extensive public company finance and corporate governance experience that he has obtained through serving on the boards and audit committees of Peregrine Pharmaceuticals, Inc., Cryoport, Inc., and ECOtality, Inc.

GLORIA H. FELCYN. Gloria Felcyn has served as a director of the Company since October 2002 and is the Chairman of the Audit Committee of the Board of Directors. From 1982 through April 2018, Ms. Felcyn was principal in her own certified public accounting firm, during which time she represented Helmut Falk Sr. and nanoTronics, along with other major individual and corporate clients in Silicon Valley. Following Mr. Falk’s death, Ms. Felcyn represented his estate and family trust as Executrix and Trustee of the Falk Estate and The Falk Trust.  Prior to establishing her firm, Ms. Felcyn worked for the national accounting firm of Hurdman and Cranston from 1969 through 1970 and Price Waterhouse & Co. in San Francisco and New York City from 1970 through 1976, during which period she represented major Fortune 500 companies. Subsequent to that, Ms. Felcyn worked in the field of international tax planning with a major real estate syndication company in Los Angeles until 1982 when she decided to start her own practice in Northern California.  Ms. Felcyn retired from public accounting effective April 2018. A major portion of Ms. Felcyn’s past practice was “Forensic Accounting”, which involves valuation of business entities and investigation of assets. Ms. Felcyn has published tax articles for “The Tax Advisor” and co-authored a book published in 1982, “International Tax Planning”. Ms. Felcyn has a degree in Business Economics from Trinity University and is a retired member of the American Institute of CPAs.

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

Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during fiscal year 2018.

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

The following table summarizes the compensation of the named executive officers for the fiscal years ended May 31, 2018 and 2017. For fiscal 2018 and 2017, the named executive officers are our Interim Chief Executive Officer and our Chief Financial Officer.

Summary Compensation Table

For Fiscal Years Ended May 31, 2018 and 2017

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($) (1)	Total Compensation ($)
Clifford L. Flowers, Interim	2018	$327,750	$–	$–	$6,766	$334,516
CEO and CFO

Clifford L. Flowers, Interim	2017	327,750	–	–	10,800	338,350
CEO and CFO

1.	See the All Other Compensation Table below for details of the total amounts represented.

All Other Compensation Table

For Fiscal Years Ended May 31, 2018 and 2017

Name and Principal Position	Year	401(k) Company Match ($)	Total ($)
Clifford L. Flowers, Interim	2018	$6,766	$6,766
CEO and CFO

Clifford L. Flowers, Interim	2017	10,800	10,800
CEO and CFO

The following table shows the number of shares covered by exercisable and un-exercisable options held by our named executive officers as of May 31, 2018.

Outstanding Equity Awards

As of May 31, 2018

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

Director Compensation

As described more fully below, this table summarizes the annual cash compensation for our non-employee directors during the fiscal year ended May 31, 2018.

Director Compensation

For Fiscal Year Ended May 31, 2018

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)	All Other Compensation	Total Compensation ($)
Carlton M. Johnson, Jr.	$82,400	(1)	$–	$–	$82,400
Gloria H. Felcyn	56,000	(2)	–	–	56,000

1.	Consists of $28,800 board fee, $36,000 Phoenix Digital Solutions, LLC management committee fee, $28,800 Compensation Committee Chair fee and $28,800 Executive Committee Chair fee. Of these fees, $40,000 was paid by Phoenix Digital Solutions, LLC.

2.	Consists of $16,800 board fee and $39,200 Audit Committee Chair fee. On January 1, 2018, Ms. Felcyn ceased taking board and committee fees.

Director Outstanding Equity Awards

As of May 31, 2018

Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date
Carlton M. Johnson, Jr.	300,000	–	$0.12	6/4/2018
Carlton M. Johnson, Jr.	500,000	–	$0.03	5/4/2020

Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date
Gloria H. Felcyn	300,000	–	$0.12	6/4/2018
Gloria H. Felcyn	500,000	–	$0.03	5/4/2020

Directors who are not our employees are compensated for their service as a director as shown in the table below:

Schedule of Director Fees

May 31, 2018

Compensation Item	Amount
Board	$28,800
Audit Committee Chair	67,200
Compensation Committee Chair	28,800
Executive Committee Chair	28,800
Phoenix Digital Solutions, LLC Management Committee Board Member	36,000

All retainers are paid in monthly installments.

Other

We reimburse all directors for travel and other necessary business expenses incurred in the performance of their services for us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 24, 2018, the stock ownership of each of our officers and directors, of all our officers and directors as a group, and of each person known to us to be a beneficial owner of 5% or more of our Common Stock. The number of shares of Common Stock outstanding as of August 24, 2018, was 401,392,948. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. Each individual’s address is 2038 Corte Del Nogal, Suite 141, Carlsbad, California 92011-1478.

Name	Amount & Nature of Beneficial Ownership	Percent of Class
Gloria H. Felcyn, CPA	1,451,690 (1)	*
Carlton M. Johnson, Jr.	1,025,000 (2)	*
Clifford L. Flowers	675,000 (3)	*
All directors & officers as a group (3 persons)	3,151,690 (4)	0.79%

* Less than 1%

(1)	Includes 500,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 24, 2018.

(2)	Includes 500,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 24, 2018.

(3)	Includes 600,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 24, 2018.

(4)	Includes 1,600,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 24, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Directors, Executive Officers and Principal Stockholders

There were no transactions, or series of transactions during the fiscal years ended May 31, 2018 or 2017, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $120,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater stockholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest other than as described below.

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

Audit Fees

During the fiscal years ended May 31, 2018 and 2017, the aggregate fees billed by our principal accountants for professional services rendered for the audit of our annual consolidated financial statements, and reviews of quarterly consolidated financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings were $51,100 and $64,350, respectively.

Audit-Related Fees

None.

Tax Fees

During the fiscal years ended May 31, 2018 and 2017, the aggregate fees billed by our principal accountants for tax compliance, tax advice and tax planning rendered on our behalf were $9,618 and $8,500, respectively, which are related to the preparation of federal and state income tax returns.

All Other Fees

Our principal accountants billed no other fees for the fiscal years ended May 31, 2018 and 2017, except as disclosed above.

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

Patriot Scientific Corporation

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2018 and 2017

Consolidated Statements of Operations for the Years Ended May 31, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the Years Ended May 31, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended May 31, 2018 and 2017

Notes to Consolidated Financial Statements

Phoenix Digital Solutions, LLC

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Balance Sheets as of May 31, 2018 and 2017

Statements of Operations for the Years Ended May 31, 2018 and 2017

Statements of Members’ Equity for the Years Ended May 31, 2018 and 2017

Statements of Cash Flows for the Years Ended May 31, 2018 and 2017

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

23

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

24

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

25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 29, 2018	PATRIOT SCIENTIFIC CORPORATION

/S/ CLIFFORD L. FLOWERS
Clifford L. Flowers
Interim Chief Executive Officer and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

26

Patriot Scientific Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Patriot Scientific Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Patriot Scientific Corporation and subsidiaries (the "Company") as of May 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KMJ Corbin & Company LLP

We have served as the Company's auditor since 2005.

Costa Mesa, California

August 29, 2018

Patriot Scientific Corporation

Consolidated Balance Sheets

May 31,	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$2,297,890	$979,641
Restricted cash and cash equivalents	21,559	21,443
Marketable securities	–	2,203,396
Prepaid income tax	2,285	2,285
Prepaid expenses and other current assets	5,287	110,421
Total current assets	2,327,021	3,317,186

Property and equipment, net	1,303	1,877
Deferred income taxes	52,156	–
Investment in affiliated company	199,373	441,988
Total assets	$2,579,853	$3,761,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,744	$13,786
Accrued expenses and other	40,095	42,801
Total current liabilities	84,839	56,587
Total liabilities	84,839	56,587

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at May 31, 2018 and 2017	4,382	4,382
Additional paid-in capital	77,444,062	77,444,062
Accumulated deficit	(60,327,562)	(59,118,112)
Common stock held in treasury, at cost – 36,849,670 shares at May 31, 2018 and 2017	(14,625,868)	(14,625,868)
Total stockholders’ equity	2,495,014	3,704,464
Total liabilities and stockholders’ equity	$2,579,853	$3,761,051

See accompanying notes to consolidated financial statements

Patriot Scientific Corporation

Consolidated Statements of Operations

Years Ended May 31,	2018	2017
Operating expenses:
Selling, general and administrative	$1,047,127	$1,216,347
Total operating expenses	1,047,127	1,216,347

Other income (expense):
Interest income	26,669	18,148
Other income	3,867	–
Equity in earnings (loss) of affiliated company	(242,615)	1,155,231
Total other income (expense), net	(212,079)	1,173,379

Loss before provision (benefit) for income taxes	(1,259,206)	(42,968)

Provision (benefit) for income taxes	(49,756)	2,400

Net loss	$(1,209,450)	$(45,368)

Basic loss per common share	$–	$–

Diluted loss per common share	$–	$–

Weighted average number of common shares outstanding – basic	398,548,318	398,548,318
Weighted average number of common shares outstanding – diluted	398,548,318	398,548,318

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amounts	Capital	Deficit	Stock	Equity
Balance, June 1, 2016	401,392,948	$4,382	$77,444,062	$(59,072,744)	$(14,625,868)	$3,749,832
Net loss	–	–	–	(45,368)	–	(45,368)
Balance, May 31, 2017	401,392,948	4,382	77,444,062	(59,118,112)	(14,625,868)	3,704,464
Net loss	–	–	–	(1,209,450)	–	(1,209,450)
Balance, May 31, 2018	401,392,948	$4,382	$77,444,062	$(60,327,562)	$(14,625,868)	$2,495,014

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation

Consolidated Statements of Cash Flows

Years Ended May 31,	2018	2017
Operating activities:
Net loss	$(1,209,450)	$(45,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	763	826
Accrued interest income	3,280	2,399
Equity in (earnings) loss of affiliated company	242,615	(1,155,231)
Loss on disposal of property and equipment	1,276	–
Deferred income taxes	(52,156)	–
Changes in operating assets and liabilities:
Prepaid income tax	–	100
Prepaid expenses and other current assets	105,134	(96,633)
Accounts payable, accrued expenses and other	28,252	(16,925)
Net cash used in operating activities	(880,286)	(1,310,832)

Investing activities:
Proceeds from sales of marketable securities	4,900,000	3,200,000
Purchases of marketable securities	(2,700,000)	(2,950,000)
Purchase of property and equipment	(1,465)	(2,703)
Distributions from affiliated company	–	883,600
Net cash provided by investing activities	2,198,535	1,130,897

Net increase (decrease) in cash and cash equivalents	1,318,249	(179,935)
Cash and cash equivalents, beginning of year	979,641	1,159,576
Cash and cash equivalents, end of year	$2,297,890	$979,641

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$2,400	$2,300

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements

1. Organization and Business

Patriot Scientific Corporation (the “Company”, “PTSC”, “we”, “us”, or “our”), was organized under Delaware law on March 24, 1992 and is the successor by merger to Patriot Financial Corporation, a Colorado corporation, incorporated on June 10, 1987. In June 2005, we entered into a joint venture agreement with Technology Properties Limited, Inc. (“TPL”) to form Phoenix Digital Solutions, LLC (“PDS”). In September 2008, we acquired Patriot Data Solutions Group, Inc. formerly known as Crossflo Systems, Inc. (“PDSG”) which engaged in data-sharing services and products primarily in the public safety/government sector. In January 2010, we sold the assets of Verras Medical, Inc. and in August 2010 we sold the Vigilys business line both formerly associated with PDSG. During April 2012, we sold substantially all of the assets of PDSG. In March 2018, we dissolved Plasma Scientific Corporation.

Through our joint venture PDS, we pursue the commercialization of our patented microprocessor technologies through broad and open licensing and by litigating against those who may be infringing on our patents. As our patents have expired, we are exploring developing or acquiring new lines of business.

Liquidity and Management’s Plans

Cash shortfalls currently experienced by PDS will have an adverse effect on our liquidity. To date, we have determined that it is in the best interests of the Moore Microprocessor Patent (“MMP”) licensing program that we provide our 50% share of capital to provide for PDS expenses including legal retainers and litigation related payments in the event license revenues received by PDS are insufficient to meet these needs. We believe it is likely that contributions to PDS to fund working capital may be required.

PDS had been incurring significant third-party costs for legal fees, expert testimony, depositions and other related litigation costs. We could be required to make capital contributions to PDS for any future litigation related costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated balance sheets at May 31, 2018 and 2017 and consolidated statements of operations for the fiscal years ended May 31, 2018 and 2017 include our accounts and those of our wholly owned subsidiary PDSG which includes Crossflo Systems, Inc. (“Crossflo”). All significant intercompany accounts and transactions have been eliminated. During March 2018, we dissolved our inactive subsidiary Plasma Scientific Corporation.

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

Restricted cash and cash equivalents at May 31, 2018 and 2017 consist of a savings account held as collateral for our corporate credit card account.

At May 31, 2017 our short-term marketable securities in the amount of $2,203,396 consisted of certificates of deposit with various financial institutions, with maturity dates between three months and twelve months from the purchase date.

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

Summary of Significant Accounting Policies continued

Property, Equipment and Depreciation

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years.  Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense when incurred.

Investment in Affiliated Companies

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

We own 100% of the preferred stock of Holocom (see Note 5). Prior to impairment, this investment was accounted for at cost since we do not have the ability to exercise significant influence over the operating and financial policies of Holocom.

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

With the exception for refundable alternative minimum tax (“AMT”) credits, we have determined that it was more likely than not that all of our deferred tax assets will not be realized in the future due to our continuing pre-tax and taxable losses. As a result of this determination, and with the exception for the aforementioned refundable tax credits, we have recorded a full valuation allowance against our deferred tax assets.

On December 22, 2017, the United States Government passed the Tax Cuts and Jobs Act (“Tax Cuts Act”) that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our consolidated balance sheet. The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance regarding accounting for the income tax effects of the Tax Cuts Act, including the impact of the Tax Cuts Act on deferred tax assets and liabilities for financial statements issued in the reporting period that includes the enactment date of December 22, 2017. Given that our current deferred tax assets, with the exception of those representing certain refundable tax credits, are offset by a full valuation allowance, these changes will have no net impact on our consolidated balance sheet. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Summary of Significant Accounting Policies continued

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

For the fiscal years ended May 31, 2018 and 2017, potential common shares of 2,600,000 related to our outstanding options were not included in the calculation of diluted loss per share as we recorded a loss. Had we reported net income for the years ended May 31, 2018 and 2017, no shares of common stock would have been included in the calculation of diluted income per share using the treasury stock method.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates. On an ongoing basis we evaluate our estimates, including, but not limited to: fair values of investments in marketable securities, the use, recoverability, and /or realizability of certain assets, including investments in affiliated companies and deferred tax assets, and valuation of share-based compensation.

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

Summary of Significant Accounting Policies continued

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

On December 22, 2017, the United States Government passed the Tax Cuts and Jobs Act (“Tax Cuts Act”) that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our consolidated balance sheet. The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance regarding accounting for the income tax effects of the Tax Cuts Act, including the impact of the Tax Cuts Act on deferred tax assets and liabilities for financial statements issued in the reporting period that includes the enactment date of December 22, 2017. Given that our current deferred tax assets, with the exception of those representing certain refundable tax credits, are offset by a full valuation allowance, these changes will have no net impact on our consolidated balance sheet. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at May 31, 2018 Using
	Fair Value at May 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$31,622	$31,622	$–	$–
Money market funds	1,265,505	1,265,505	–	–
Certificates of deposit	1,000,763	–	1,000,763	–
Restricted cash and cash equivalents	21,559	21,559	–	–
Total	$2,319,449	$1,318,686	$1,000,763	$–

		Fair Value Measurements at May 31, 2017 Using
	Fair Value at May 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$93,321	$93,321	$–	$–
Money market funds	435,899	435,899	–	–
Certificates of deposit	450,421	–	450,421	–
Restricted cash and cash equivalents	21,443	21,443	–	–
Marketable securities:
Short-term:
Certificates of deposit	2,203,396	–	2,203,396	–
Total	$3,204,480	$550,663	$2,653,817	$–

We purchase certificates of deposit with varying maturity dates. The following table summarizes the purchase date maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2018:

	May 31, 2018
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$1,000,763	$–	$1,000,763

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Cash, Cash Equivalents, Restricted Cash and Marketable Securities (continued)

We purchase certificates of deposit with varying maturity dates. The following table summarizes the purchase date maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2017:

	May 31, 2017
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$450,421	$–	$450,421
Due in one year or less	$2,203,396	$–	$2,203,396

4. Property and Equipment

Property and equipment consisted of the following at May 31, 2018 and 2017:

	2018	2017
Computer equipment and software	$9,082	$10,319
Furniture and fixtures	3,147	3,147
	12,229	13,466
Less: accumulated depreciation	(10,926)	(11,589)
Net property and equipment	$1,303	$1,877

Depreciation expense related to property and equipment was $763 and $826 for the years ended May 31, 2018 and 2017, respectively.

5. Investment in Affiliated Companies

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

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three-member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There had not been a third management committee member since May 2010; however, as a result of our initiation of arbitration seeking the appointment of a third member, on December 16, 2014, an independent manager to the PDS management committee was selected by the arbitrator. Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. No such contributions were made during the fiscal years ended May 31, 2018 and 2017. Distributable cash and allocation of profits and losses have been allocated to the members in the priority defined in the LLC Agreement.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Investment in Affiliated Companies (continued)

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

On August 10, 2016, PDS entered into an agreement with Alliacense and MMP Licensing, LLC to settle matters relating to Alliacense’s non-performance under terms of the Novation Agreement. The August 10, 2016 agreement required Alliacense to provide PDS’s second licensing company, Dominion Harbor Group (“DHG”), with certain materials and to cooperate with reasonable discovery requests relating to infringement litigation in the U.S. District Court for the Northern District of California. MMP Licensing, LLC will provide commercialization services to PDS for the MMP portfolio with respect to certain companies. PDS and Alliacense have agreed to cause the arbitration between the parties to be dismissed with prejudice. The August 10, 2016 agreement, and the agreement retaining DHG as PDS’s second licensing company, will both expire on October 4, 2022. Terms of the settlement agreement required PDS to pay Alliacense $84,000 within 24 hours after delivery of materials to PDS’s second licensing agent and to pay Alliacense $84,000 out of subsequent recoveries. PDS paid Alliacense $84,000 on each of August 11, 2016 and October 3, 2016.

During January 2013, TPL and Moore settled their litigation. Terms of the settlement included the payment by PDS to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever came first. Per terms of the agreement, PDS paid Moore $150,000 on the settlement date and paid Moore $16,667 per month from August 2013 through January 2014 and $20,833 per month beginning February 2014 through January 2017. During the fiscal year ended May 31, 2017, PDS expensed $166,674 pursuant to this contractual obligation. This expense is recorded in the accompanying PDS statement of operations for the fiscal year ended May 31, 2017 presented below.

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net loss during the fiscal year ended May 31, 2018 of $242,615 as a decrease in our investment. We have recorded our share of PDS’s net income during the fiscal year ended May 31, 2017 of $1,155,231 as an increase in our investment. Cash distributions of $883,600 received from PDS during the year ended May 31, 2017 have been recorded as a reduction in our investment. We have recorded our share of PDS’s net income and loss as “Equity in earnings (loss) of affiliated company” in the accompanying consolidated statements of operations for the years ended May 31, 2018 and 2017.

During the fiscal year ended May 31, 2017, PDS entered into licensing agreements with third parties, pursuant to which PDS recognized revenues of $3,000,000.

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

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Investment in Affiliated Companies (continued)

PDS’s balance sheets at May 31, 2018 and 2017 and statements of operations for the years ended May 31, 2018 and 2017 are as follows:

Balance Sheets

Assets:

	2018	2017
Cash	$351,746	$864,180
Prepaid expenses	48,825	26,378
Total assets	$400,571	$890,558

Liabilities and Members’ Equity:

	2018	2017
Payables	$1,826	$6,582
Members’ equity	398,745	883,976
Total liabilities and members’ equity	$400,571	$890,558

Statements of Operations

	2018	2017
Revenues	$–	$3,000,000
Expenses	484,431	688,527
Income (loss) before provision for income taxes and foreign taxes	(484,431)	2,311,473
Provision for income taxes and foreign taxes	800	1,010
Net income (loss)	$(485,231)	$2,310,463

We review our investment in PDS to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near term prospects of PDS. If a decline in value is deemed to be other than temporary, we would recognize an impairment loss.

Holocom, Inc.

We currently own 2,100,000 shares of preferred stock, equivalent to an approximate 46% ownership interest on an after converted basis, in Holocom, Inc. (“Holocom”), a California corporation that manufactures products that protect information transmitted over secure networks. The shares are convertible at our option into shares of Holocom’s common stock on a one-to-one basis. The preferred stock entitles us to receive non-cumulative dividends at the per annum rate of $0.04 per share, when and if declared by the Board of Directors of Holocom, as well as a liquidation preference of $0.40 per share, plus an amount equal to all declared but unpaid dividends.

In 2010, we determined that the inability of Holocom to meet its business plan, raise capital, and the general economic environment were indicators of impairment on our investment and we wrote-off our cost basis investment in Holocom. At May 31, 2018 and 2017, our investment in Holocom was valued at $0.

6. Accrued Expenses and Other

At May 31, 2018 and 2017, accrued expenses and other consisted of the following:

	2018	2017
Compensation and benefits	$40,095	$42,801

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

7. Stockholders’ Equity

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market. The repurchase plan has no maximum number of shares and is solely at the discretion of the Board of Directors. The repurchase plan has no set expiration date.

There were no share repurchases during the years ended May 31, 2018 and 2017.

2006 Stock Option Plan

The 2006 Stock Option Plan, as amended, which expired in March 2016, provided for the granting of options to acquire up to 10,000,000 shares, with a limit of 8,000,000 Incentive Stock Option (“ISO”) shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2006 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). As of May 31, 2018, options to purchase 2,600,000 shares of common stock are outstanding under the 2006 Stock Option Plan.

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

A summary of option activity for the year ended May 31, 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2017	2,600,000	$0.06
Options granted	–	–
Options exercised	–	–
Options forfeited/expired	–	–
Options outstanding at May 31, 2018	2,600,000	$0.06	1.19	$–
Options vested and expected to vest at May 31, 2018	2,600,000	$0.06	1.19	$–
Options exercisable at May 31, 2018	2,600,000	$0.06	1.19	$–

The aggregate intrinsic value in the table above represents the differences in market price at the close of the fiscal year ($0.005 per share on May 31, 2018) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.005 per share) on May 31, 2018.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes

The provision (benefit) for income taxes is as follows for the years ended May 31:

	2018	2017
Current:
Federal	$–	$–
State	2,400	2,400
Total current	2,400	2,400

Deferred:
Federal	(52,156)	–
State	–	–
Total deferred	(52,156)

Total provision (benefit)	$(49,756)	$2,400

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended May 31:

	2018	2017
Statutory federal income tax rate	28.6%	35.0%
State income tax rate, net of Federal effect	(0.1)%	(3.7)%
Change in tax rate	(293.3)%	(1.0)%
Stock option expense	–	(3.2)%
Tax credits	4.1%	–
Other	–	(0.6)%
Change in valuation allowance	264.6%	(32.1)%
Effective income tax rate	(3.9)%	(5.6)%

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets from continuing operations are as follows as of May 31:

	2018	2017
Current deferred tax assets:
State taxes	$504	$815
Accrued expenses	9,938	13,065
Less: valuation allowance	(10,442)	(13,880)
Total net current deferred tax asset	–	–

Long-term deferred tax assets (liabilities):
Investment in affiliated company	852,370	1,196,518
Basis difference in property and equipment	155	542
Stock based compensation expense	30,306	222,774
Impairment of note receivable	231,180	331,896
Capital loss carryover	104	225,603
Net operating loss carryforwards	7,118,899	9,997,132
Credit carryover	109,786	109,786
Valuation allowance	(8,290,644)	(12,084,251)
Total net long-term deferred tax asset	52,156	–
Net deferred tax asset	$52,156	$–

Patriot Scientific Corporation

Notes to Consolidated Financial Statements (Continued)

Income Taxes (continued)

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our consolidated balance sheet. Given that our current deferred tax assets, with the exception of those representing certain refundable tax credits, are offset by a full valuation allowance, these changes will have no net impact on our consolidated balance sheet. The estimated effect of the legislation was a reduction in the deferred tax assets and the corresponding valuation allowance of $3,693,088. Additionally, the AMT credit carryforwards will now be a refundable credit; therefore the valuation allowance on the federal AMT credits in the amount of $52,156 has been released.

While we are able to make reasonable estimates of the impact of the reduction in corporate rate, the final impact of the Tax Act may differ from these estimates due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the Internal Revenue Service, and actions we may take. We are continuing to gather additional information to determine the final impact.

We have federal and state net operating loss carryforwards available to offset future taxable income of approximately $25,318,746 and $18,238,385, respectively, at May 31, 2018. These carryforwards begin to expire in the years ending May 31, 2025 and 2028, respectively.

We follow authoritative guidance which defines criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Interest and penalties relating to underpayment of income taxes are recorded in general and administrative expense. As of May 31, 2018, we are subject to U.S. Federal income tax examinations for the tax years May 31, 2007 through May 31, 2019, and we are subject to state and local income tax examinations for the tax years May 31, 2007 through May 31, 2019 due to the carryover of net operating losses related to PDSG from previous years.

We have no liability relating to unrecognized tax benefits under the authoritative guidance for the fiscal years ended May 31, 2018 and 2017.

Our continuing practice is to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

9. Commitments and Contingencies

Patent Litigation

We, TPL, and PDS (collectively referred to as “Plaintiffs”) are Plaintiffs in ongoing proceedings in the U.S. District Court for the Northern District of California where the Plaintiffs allege infringement of the US 5,809,336 patent (the “‘336 patent”) by: Huawei Technologies Co. Ltd., LG Electronics, Nintendo Co. Ltd., Samsung Electronics Co. Ltd., and ZTE Corporation (collectively referred to as “Defendants”). This litigation is proceeding in front of District Court Judge Vince Chhabria.

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

Plaintiffs filed notices of appeal in these district court matters on January 5, 2018. The appeals were docketed and consolidated under lead case No. 18-1439, captioned as Technology Properties Limited v. Huawei Technologies Co., Ltd in the United States Court of Appeals for the Federal Circuit. Briefing was complete on July 31, 2018. The court has not yet scheduled an oral argument. We expect that it may take up to eight to twelve months before a decision is received.

401(k) Plan

On March 29, 2018, we terminated our Section 401(k) plan pursuant to a plan to reduce corporate expenses. Our retirement plan complied with Section 401(k) of the Internal Revenue Code and all employees were eligible to participate in the plan. We matched 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Our participants vested 33% per year over a three year period in their matching contributions. Our matching contributions during the fiscal years ended May 31, 2018 and 2017 were $14,153 and $20,883, respectively.

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

Escrow Shares

On August 31, 2009, we gave notice to the former shareholders of Crossflo and Union Bank of California (the “Escrow Agent”) under Section 2.5 of the Agreement and Plan of Merger between us and Crossflo (the “Agreement”), outlining damages incurred by us in conjunction with the acquisition of Crossflo, and seeking the return of 2,844,630 shares of our common stock held by the Escrow Agent.  Subsequently, former shareholders of Crossflo representing a majority of the escrowed shares responded in protest to our claim, delaying the release of the escrowed shares until a formal resolution is reached.  In the event we fail to prevail in our claim against the escrowed shares, we may be obligated to deposit into escrow approximately $256,000 of cash consideration due to the decline in our average stock price over the one-year escrow period, calculated in accordance with the Section 2.5 of the Agreement.  We have evaluated the potential for loss regarding our claim and believe that it is probable that the resolution of this issue will not result in a material obligation to the Company, although there is no assurance of this.  Accordingly, we have not recorded a liability for this matter.

Operating Lease

Our current facility operating lease is on a month to month basis. Rental expense is presented in the following table:

	Year Ended	Year Ended
	May 31, 2018	May 31, 2017
Rental expense	$17,985	$18,720

10. Subsequent Events

We have evaluated subsequent events after the balance sheet date and through the filing date of this Annual Report, and based on our evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Phoenix Digital Solutions, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Management Committee

Phoenix Digital Solutions, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Phoenix Digital Solutions, LLC (the "Company") as of May 31, 2018 and 2017, the related statements of operations, members' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, because of the uncertain nature of the negotiations that lead to license revenues, there is no assurance that the Company will receive any future revenues from license agreements, or if it does, that such license revenues in the future will be consistent with amounts received in the past. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KMJ Corbin & Company LLP

We have served as the Company’s auditor since 2005.

Costa Mesa, California

August 29, 2018

Phoenix Digital Solutions, LLC

Balance Sheets

May 31,	2018	2017

ASSETS

Current assets:
Cash	$351,746	$864,180
Prepaid expenses	48,825	26,378
Total assets	$400,571	$890,558

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Related party payables and accrued expenses	$1,826	$6,582

Commitments and Contingencies

Members’ equity	398,745	883,976

Total liabilities and members’ equity	$400,571	$890,558

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Operations

Years Ended May 31,	2018	2017

License revenues	$–	$3,000,000

Operating expenses:
General and administrative	484,431	688,527

Income (loss) before provision for income taxes and foreign taxes	(484,431)	2,311,473

Provision for income taxes and foreign taxes	800	1,010

Net income (loss)	$(485,231)	$2,310,463

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Members’ Equity

Years Ended May 31, 2018 and 2017

Balance June 1, 2016	$340,713
Distributions	(1,767,200)
Net income	2,310,463
Balance May 31, 2017	883,976
Net loss	(485,231)
Balance May 31, 2018	$398,745

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Cash Flows

Years Ended May 31,	2018	2017
Operating activities:
Net income (loss)	$(485,231)	$2,310,463
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Write-off of accounts payable	–	(6,873)
Changes in operating assets and liabilities:
Prepaid expenses	(22,447)	(83)
Related party payables and accrued expenses	(4,756)	(414,098)
Net cash provided by (used in) operating activities	(512,434)	1,889,409

Financing activities:
Distributions to members	–	(1,767,200)
Net cash used in financing activities	–	(1,767,200)

Net increase (decrease) in cash	(512,434)	122,209
Cash, beginning of year	864,180	741,971
Cash, end of year	$351,746	$864,180

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$800	$1,010

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Notes to Financial Statements

1. Organization and Business

Phoenix Digital Solutions, LLC (the “Company” or “PDS”) is a Delaware limited liability company organized on June 7, 2005. Through a commercialization agreement dated June 7, 2005, as amended in July 2012, the Company holds the rights to certain patents of its members. The Company receives license fees from license agreements entered into between licensees and the Company, and distributes license fee proceeds to its members.

Basis of Presentation

The Company’s financial statements have been prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

Going Concern and Management’s Plans

At August 24, 2018, the Company’s cash balance was $328,542. The ability of PDS to continue as a going concern is dependent on its ability to generate or obtain sufficient cash to meet its obligations on a timely basis. The Company will need to generate proceeds from new license agreements or obtain equity or debt financing from its members to fund its planned operating expenses and working capital requirements for the foreseeable future. Currently, the Company has no commitments to obtain additional capital from sources outside of that which may be contributed by the members, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed, the above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies

Limited Liability Company Operating Agreement

As a limited liability company, each member’s liability is limited to the capital invested. Allocation of profits, losses and distributions is in accordance with the terms as defined in the operating agreement.

The Company is treated as a partnership for federal income tax purposes. Consequently, federal income taxes are not payable by the Company. The Company’s net income or loss is allocated among the members in accordance with the operating agreement of the Company and members are taxed individually on their share of the Company’s earnings. The State of California assesses a limited liability company fee based on the Company’s income in addition to a flat limited liability company tax. Accordingly, the financial statements reflect a provision for these California taxes.

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

Legal Fees

For the year ended May 31, 2018, the Company’s current legal service provider accounted for $376,738 of legal costs associated with the litigation of the Moore Microprocessor Patent (“MMP”) portfolio. For the years ended May 31, 2018 and 2017, the Company’s prior legal service provider accounted for $11,298 and $18,188, respectively, of legal costs associated with the litigation of the MMP portfolio. These amounts are included in general and administrative expense in the accompanying statements of operations.

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

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which was subsequently amended by ASUs 2015-14, 2016-08, 2016-10, 2016-12, and 2016-20. ASU 2014-09, as amended, supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and creates a new ASC Topic 606 (“ASC 606”). ASU 2014-09, as amended, implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The new revenue standards are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period (fiscal year 2019 for the Company). Our adoption of this guidance effective June 1, 2019, will not have a significant impact on the financial statements of PDS.

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and its accounts payable and accrued expenses. The carrying value of these financial instruments approximates fair value because of the immediate or short-term maturity of the instruments.

4. Prepaid Expenses

At May 31, 2018 and 2017 prepaid expenses consist of:

	2018	2017
Directors and officers insurance premium	$30,291	$26,378
Management fees	13,334	–
Franchise tax	5,200	–
Total	$48,825	$26,378

5. Formation of Joint Venture and Commercialization Agreement

The Company, a joint venture, has two members: TPL and PTSC. Each member owns 50% of the membership interests of the Company. Each member has the right to appoint one member of the three-member management committee. The two appointees are required to select a mutually acceptable third member of the management committee.

Contribution Requirements

Pursuant to the Company’s Limited Liability Company Operating Agreement (the “LLC Agreement”), the members agreed to establish a working capital fund for the Company of $4,000,000, of which each member contributed $2,000,000. The working capital fund increased to a maximum of $8,000,000 as license revenues are achieved. The members are obligated to fund future working capital requirements at the discretion of the management committee of the Company in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither member is required to contribute more than $2,000,000 in any fiscal year. No contributions were made during the fiscal years ended May 31, 2018 and 2017. Distributable cash and allocation of profits and losses are allocated to the members in the priority defined in the LLC Agreement.

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

On August 10, 2016, the Company entered into an agreement with Alliacense and MMP Licensing, LLC to settle matters relating to Alliacense’s non-performance under terms of the Novation Agreement. The August 10, 2016 agreement required Alliacense to provide the Company’s second licensing agent, Dominion Harbor Group (“DHG”), with certain materials and to cooperate with reasonable discovery requests relating to infringement litigation in the U.S. District Court for the Northern District of California. MMP Licensing, LLC will provide commercialization services to the Company for the MMP portfolio with respect to certain companies. The Company and Alliacense have agreed to cause the arbitration between the parties to be dismissed with prejudice. The August 10, 2016 agreement, and the agreement retaining DHG as PDS’s second licensing company, will both expire on October 4, 2022. Terms of the settlement agreement required the Company to pay Alliacense $84,000 within 24 hours after delivery of materials to the Company’s second licensing agent and to pay Alliacense $84,000 out of subsequent recoveries. The Company paid Alliacense $84,000 on each of August 11, 2016 and October 3, 2016.

During January 2013, TPL and Moore settled their litigation. Terms of the settlement included payment by the Company to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever came first. Per terms of the agreement the Company paid Moore $150,000 on the settlement date and paid Moore $16,667 per month from August 2013 through January 2014 and paid Moore $20,833 per month from February 2014 through January 2017. For the fiscal year ended May 31, 2017, the Company expensed $166,674 related to this agreement.

Significant Contractual Legal Relationship

The Company has incurred legal fees from unrelated law firms to provide legal services for the commercialization of the MMP portfolio of microprocessor patents.

There were no accounts payable balances due to the Company’s current law firm as of May 31, 2018 and 2017.

Transactions with the Company’s current law firm for the fiscal years ended May 31, 2018 and 2017 were as follows:

	2018	2017
Legal costs	$376,738	$–

Accounts payable balances due to the Company’s former law firm as of May 31, 2018 and 2017 were $1,826 and $1,961, respectively.

Transactions with this law firm for the fiscal years ended May 31, 2018 and 2017 were as follows:

	2018	2017
Legal costs	$11,298	$18,188

Phoenix Digital Solutions, LLC

Notes to Financial Statements (Continued)

6. Delinquent Accounts Payable

During the fiscal year ended May 31, 2017, the Company reversed approximately $6,900 of legal fees and other expenses previously expensed and recorded as accounts payable as the statute of limitations had expired. These reversals are recorded as a reduction of legal and other expenses in general and administrative expense in the accompanying statement of operations.

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

8. Related Party Transactions

A summary of related party transactions described above is as follows:

Related party transactions for the years ended May 31,	2018	2017

TPL legal fees and reimbursements expensed	$–	$31,595
Reversal of legal fees and other expenses previously expensed as accounts payable to TPL	–	(6,873)
Total TPL expenses paid, accrued or reversed	$–	$24,722

Alliacense license fees earned	$–	$600,000

Payments to Charles Moore per TPL and Moore litigation settlement	$–	$166,674

Distributions (50% to TPL and PTSC)	$–	$1,767,200

9. Subsequent Events

The Company has evaluated subsequent events after the balance sheet date and through the filing of this report, and based on its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

