Form 10-Q
period 2018-08-31
PATRIOT SCIENTIFIC CORP
filed 2018-10-15
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

On October 12, 2018, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	August 31, 2018	May 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,037,537	$2,297,890
Restricted cash and cash equivalents	21,587	21,559
Prepaid income tax	2,285	2,285
Prepaid expenses and other current assets	61,100	5,287
Total current assets	2,122,509	2,327,021

Property and equipment, net	1,181	1,303
Deferred income taxes	52,156	52,156
Investment in affiliated company	184,593	199,373
Total assets	$2,360,439	$2,579,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,920	$44,744
Accrued expenses and other	48,823	40,095
Income taxes payable	1,600	–
Total current liabilities	78,343	84,839
Total liabilities	78,343	84,839

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at August 31, 2018 and May 31, 2018	4,382	4,382
Additional paid-in capital	77,444,062	77,444,062
Accumulated deficit	(60,540,480)	(60,327,562)
Common stock held in treasury, at cost – 36,849,670 shares at August 31, 2018 and May 31, 2018	(14,625,868)	(14,625,868)
Total stockholders’ equity	2,282,096	2,495,014
Total liabilities and stockholders’ equity	$2,360,439	$2,579,853

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	August 31, 2018	August 31, 2017
Operating expenses:
Selling, general and administrative	$203,481	$283,324
Total operating expenses	203,481	283,324

Other income (expense):
Interest income	6,943	6,260
Equity in loss of affiliated company	(14,780)	(13,202)
Total other expense, net	(7,837)	(6,942)

Loss before income taxes	(211,318)	(290,266)

Provision for income taxes	1,600	2,400

Net loss	$(212,918)	$(292,666)

Basic and diluted loss per common share	$–	$–

Weighted average number of common shares outstanding – basic	398,548,318	398,548,318

Weighted average number of common shares outstanding – diluted	398,548,318	398,548,318

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	August 31, 2018	August 31, 2017

Operating activities:
Net loss	$(212,918)	$(292,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	122	225
Accrued interest income	–	(626)
Equity in loss of affiliated company	14,780	13,202
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(55,813)	18,462
Prepaid income tax	–	2,285
Income taxes payable	1,600	–
Accounts payable, accrued expenses and other	(8,096)	30,196
Net cash used in operating activities	(260,325)	(228,922)

Investing activities:
Proceeds from sales of marketable securities	–	1,000,000
Purchases of marketable securities	–	(1,500,000)
Net cash used in investing activities	–	(500,000)

Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(260,325)	(728,922)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	2,319,449	1,001,084
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$2,059,124	$272,162

Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents at end of period
Cash and cash equivalents	$2,037,537	$250,692
Restricted cash and cash equivalents	21,587	21,470
	$2,059,124	$272,162

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements of Patriot Scientific Corporation (the “Company”, “PTSC”, “Patriot”, “we”, “us” or “our”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Report on Form 10-K for our fiscal year ended May 31, 2018.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented. Operating results for the three month period ended August 31, 2018 are not necessarily indicative of the results that may be expected for the year ending May 31, 2019.

Basis of Consolidation

The condensed consolidated balance sheets at August 31, 2018 and May 31, 2018 include our accounts and those of our inactive subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”). The condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended August 31, 2018 and 2017 include our accounts and those of our inactive subsidiaries: PDSG and Plasma Scientific Corporation (“Plasma”). We dissolved Plasma in March 2018. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation.

Liquidity and Management’s Plans

Cash shortfalls currently experienced by our joint venture Phoenix Digital Solutions (“PDS”) will have an adverse effect on our liquidity. To date, we have determined that it is in the best interests of the Moore Microprocessor Patent (“MMP”) licensing program that we provide our 50% share of capital to provide for PDS expenses including legal retainers and litigation related payments in the event license revenues received by PDS are insufficient to meet these needs. We believe it is likely that contributions to PDS to fund working capital may be required.

PDS had been incurring significant third-party costs for legal fees, expert testimony, depositions and other related litigation costs. We could be required to make capital contributions to PDS for any future litigation-related costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

Our current liquid cash resources are expected to provide the funds necessary to support our operations through at least the next twelve months from the date of this report. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents position.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Liquidity and Management’s Plans (continued)

In the event we are required to provide funding to PDS that is not reciprocated by our joint venture partner Technology Properties Limited (“TPL”), our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.

Investment in Affiliated Companies

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

We own 100% of the preferred stock of Holocom (see Note 3). Prior to impairment, this investment was accounted for at cost since we do not have the ability to exercise significant influence over the operating and financial policies of Holocom.

Earnings (Loss) Per Share

Basic earnings per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

At August 31, 2018 and 2017, potential common shares of 1,600,000 and 2,600,000, respectively, related to our outstanding options were not included in the calculation of diluted loss per share as we recorded a loss. Had we reported net income for the three months ended August 31, 2018 and 2017, no shares of common stock would have been included in the calculation of diluted income per share using the treasury stock method.

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

Intellectual Property Rights

PDS, our investment in affiliated company, relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We have seven U.S., nine European, and three Japanese patents all of which expired between August 2009 and October 2016. These patents, while expired, may have certain retrospective statutory benefits that will fully diminish six years after the patent expiration dates. The patent useful life for purposes of negotiating licenses is finite and these patents are subject to legal challenges, which in combination with the limited life, could adversely impact the stream of revenues. A successful challenge to the ownership of the technology or the proprietary nature of the intellectual property would materially damage business prospects. Any issued patent may be challenged and invalidated.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The issue addressed in ASU 2016-15 that will affect the Company is classifying distributions received from equity method investments. The guidance provides an accounting policy election for classifying distributions received from equity method investments using either a cumulative earnings approach or a nature of distributions approach. The Company adopted this standard on June 1, 2018. The adoption did not have a material effect on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on June 1, 2018 by using the retrospective transition method, which required the following disclosures and changes to the presentation of its condensed consolidated financial statements: cash, cash equivalents, and restricted cash and cash equivalents reported on the condensed consolidated statements of cash flows now includes restricted cash and cash equivalents of $21,443, $21,470 and $21,559 as of May 31, 2017, August 31, 2017 and May 31, 2018, respectively, as well as previously reported cash and cash equivalents.

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

2. Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments acquired with a maturity of three months or less from the purchase date to be cash equivalents.

Restricted cash and cash equivalents at August 31, 2018 and May 31, 2018 consist of a savings account held as collateral for our corporate credit card account.

Under authoritative guidance we are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We determine fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment or valuations by third party professionals. The three levels of inputs that we may use to measure fair value are:

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents and Restricted Cash (continued)

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and restricted cash and cash equivalents:

		Fair Value Measurements at August 31, 2018 Using
	Fair Value at August 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$64,353	$64,353	$–	$–
Money market funds	723,184	723,184	–	–
Certificates of deposit	1,250,000	–	1,250,000	–
Restricted cash and cash equivalents	21,587	21,587	–	–
Total	$2,059,124	$809,124	$1,250,000	$–

		Fair Value Measurements at May 31, 2018 Using
	Fair Value at May 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$31,622	$31,622	$–	$–
Money market funds	1,265,505	1,265,505	–	–
Certificates of deposit	1,000,763	–	1,000,763	–
Restricted cash and cash equivalents	21,559	21,559	–	–
Total	$2,319,449	$1,318,686	$1,000,763	$–

We purchase certificates of deposit with varying maturity dates. The following tables summarize the purchase date maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of August 31, 2018 and May 31, 2018:

	August 31, 2018 (Unaudited)
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$1,250,000	$–	$1,250,000

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Cash, Cash Equivalents and Restricted Cash (continued)

	May 31, 2018
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$1,000,763	$–	$1,000,763

3. Investment in Affiliated Companies

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

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three-member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There had not been a third management committee member since May 2010; however, as a result of our initiation of arbitration seeking the appointment of a third member, on December 16, 2014, an independent manager to the PDS management committee was selected by the arbitrator. Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. No such contributions were made during the three months ended August 31, 2018 and 2017. Distributable cash and allocation of profits and losses have been allocated to the members in the priority defined in the LLC Agreement.

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

Investment in Affiliated Companies (continued)

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

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net loss during the three months ended August 31, 2018 and 2017 of $14,780 and $13,202, respectively, as a decrease in our investment as “Equity in loss of affiliated company” in the accompanying condensed consolidated statements of operations.

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

PDS’s balance sheets at August 31, 2018 and May 31, 2018 and statements of operations for the three months ended August 31, 2018 and 2017 are as follows:

Balance Sheets

Assets:

	August 31, 2018	May 31, 2018
	(Unaudited)
Cash	$328,542	$351,746
Prepaid expenses	41,252	48,825
Total assets	$369,794	$400,571

Liabilities and Members’ Equity:

	August 31, 2018	May 31, 2018
	(Unaudited)
Payables	$608	$1,826
Members’ equity	369,186	398,745
Total liabilities and members’ equity	$369,794	$400,571

Statements of Operations

	Three Months Ended August 31,
	2018	2017
	(Unaudited)	(Unaudited)
Expenses	$29,559	$20,404
Loss before provision for income taxes	(29,559)	(20,404)
Provision for income taxes	–	6,000
Net loss	$(29,559)	$(26,404)

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Affiliated Companies (continued)

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

4. Income Taxes

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our consolidated balance sheet. Given that our current deferred tax assets, with the exception of those representing certain refundable tax credits, are offset by a full valuation allowance, these changes will have no net impact on our condensed consolidated balance sheet. However, if we become profitable, we will receive a reduced benefit from such deferred taxes.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Stockholders’ Equity (continued)

A summary of option activity as of August 31, 2018 and changes during the three months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2018	2,600,000	$0.06
Options granted	–	$–
Options exercised	–	$–
Options forfeited/expired	(1,000,000)	$0.10
Options outstanding at August 31, 2018	1,600,000	$0.03	1.68	$–
Options vested and expected to vest at August 31, 2018	1,600,000	$0.03	1.68	$–
Options exercisable at August 31, 2018	1,600,000	$0.03	1.68	$–

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.009 per share on August 31, 2018) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.009 per share) on August 31, 2018.

6. Commitments and Contingencies

Litigation

Patent Litigation

We, TPL, and PDS (collectively referred to as “Plaintiffs”) are Plaintiffs in ongoing proceedings in the U.S. District Court for the Northern District of California where the Plaintiffs allege infringement of the US 5,809,336 patent (the “‘336 patent”) by: Huawei Technologies Co. Ltd., LG Electronics, Nintendo Co. Ltd., Samsung Electronics Co. Ltd., and ZTE Corporation (collectively referred to as the “Defendants”). This litigation is proceeding in front of District Court Judge Vince Chhabria.

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

401(k) Plan

On March 29, 2018, we terminated our Section 401(k) plan pursuant to a plan to reduce corporate expenses. Our retirement plan complied with Section 401(k) of the Internal Revenue Code and all employees were eligible to participate in the plan. We matched 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Our participants vested 33% per year over a three year period in their matching. Our matching contributions during the three months ended August 31, 2017 were $4,641.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND THE REST OF THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS". SEE ALSO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 2018.

Overview

In June 2005, we entered into a series of agreements with TPL and others to facilitate the pursuit of unlicensed users of our intellectual property. Over the years we, TPL and TPL’s affiliate, Alliacense, have entered into various agreements regarding licensing and litigation of the MMP portfolio. Pursuant to a July 2014 Novation Agreement with Alliacense PDS engaged a second licensing agent for the MMP portfolio in October 2014 and on May 11, 2015, PDS terminated Alliacense as licensing agent due to the inability of Alliacense to fulfill its obligations under the Novation Agreement. In August 2016, PDS and Alliacense entered into an agreement which requires Alliacense to: cooperate with reasonable discovery requests, provide support to litigation counsel, and deliver certain materials to PDS’s second licensing agent. Pursuant to the August 2016 agreement, MMP Licensing, LLC will provide MMP portfolio commercialization services to PDS for certain companies. PDS is currently pursuing a litigation strategy, which includes an action in the U.S. District Court against multiple companies alleged to be infringers of the MMP portfolio that is currently before the United States Court of Appeals for the Federal Circuit. We continue to believe that the significant investment in legal effort and costs incurred to date at PDS is necessary for the protection of our interests in the MMP portfolio and its future success, although to date it has generated mixed results.

Management expects to continue to incur significant legal expenses for the continued operation of PDS. PDS has been incurring significant third-party costs for expert testimony, depositions and other related legal costs pursuant to its litigation activity. We could be required to make capital contributions to PDS for any future litigation related costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

In the event we are required to provide funding to PDS that is not reciprocated by our joint venture partner TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our condensed consolidated financial statements.

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

On October 12, 2018, PDS’s cash balance was $328,478. Management’s plans for the continued operation of PDS rely on the ability of PDS to obtain license agreements to cover its operational costs. PDS has experienced a decline in licensing revenues and has not obtained significant license revenues since September 2013 and it is unclear when any additional licensing revenues may be generated.

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

We own 100% of the preferred stock of Holocom .. Prior to impairment, this investment was accounted for at cost since we did not have the ability to exercise significant influence over the operating and financial policies of Holocom.

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

Results of Operations

Comparison of the Three Months Ended August 31, 2018 and Three Months Ended August 31, 2017.

	Three months ended
	August 31, 2018	August 31, 2017
Selling, general and administrative	$203,481	$283,324

Selling, general and administrative expenses decreased from approximately $283,000 for the three months ended August 31, 2017 to approximately $203,000 for the three months ended August 31, 2018. The decrease consisted primarily of approximately $45,000 in salaries due to staffing reductions and $34,000 in reduced Board fees due to a board member volunteering to cease taking board fees beginning in calendar 2018, and a portion of the remaining board member’s fees being paid by PDS.

	Three months ended
	August 31, 2018	August 31, 2017
Other income (expense):
Interest income	$6,943	$6,260
Equity in loss of affiliated company	(14,780)	(13,202)
Total other expense, net	$(7,837)	$(6,942)

Other income and expense for the three months ended August 31, 2018 and 2017 included equity in the loss of PDS of approximately $(15,000) and $(13,000), respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments.

	Three months ended
	August 31, 2018	August 31, 2017
Loss before income taxes	$(211,318)	$(290,266)

Loss before income taxes decreased from approximately $(290,000) for the three months ended August 31, 2017 to approximately $(211,000) for the three months ended August 31, 2018 for the reasons explained in the preceding “Selling, general and administrative” and “Other income (expense)” comparisons.

Provision for income taxes

During the three months ended August 31, 2018 and August 31, 2017, we recorded a provision for income taxes related to California taxes of $1,600 and $2,400, respectively.

Net loss

Our net loss for the three months ended August 31, 2018 and 2017 was $(212,918) and $(292,666), respectively.

Liquidity and Capital Resources

Liquidity

Our cash and cash equivalents balances decreased from approximately $2,298,000 as of May 31, 2018 to approximately $2,038,000 as of August 31 2018. We also have a restricted cash balance amounting to approximately $22,000 as of May 31, 2018 and August 31, 2018. Total current assets decreased from approximately $2,327,000 as of May 31, 2018 to approximately $2,123,000 as of August 31, 2018. Total current liabilities amounted to approximately $85,000 and approximately $78,000 as of May 31, 2018 and August 31, 2018, respectively. The change in our working capital position as of August 31, 2018 as compared with May 31, 2018 results primarily from the fact that we did not receive sufficient distributions from PDS to cover our operating expenses and utilized cash on hand to pay current expenses.

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

In the event we are required to provide funding to PDS that is not reciprocated by our joint venture partner TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS, in which case, we will consolidate PDS in our consolidated financial statements.

Cash Flows From Operating Activities

Cash used in operating activities was approximately $260,000 and $229,000 for the three months ended August 31, 2018 and 2017, respectively. The principal components of the current period amount were a net loss of approximately $213,000, an increase in prepaid expenses and other current assets of approximately $56,000, and a reduction in accounts payable and accrued expenses of approximately $8,000, offset by the equity in loss of affiliated company of approximately $15,000. The principal components of the prior period were a net loss of approximately $293,000 offset by the equity in loss of affiliated company of approximately $13,000, changes in prepaid expenses and other current assets of approximately $18,000 and changes in accounts payable and accrued expenses of approximately $30,000.

Cash Flows From Investing Activities

No cash was provided or used in investing activities in the current period. Cash used in investing activities for the three months ended August 31, 2017 was $500,000 attributable to net purchases of marketable securities.

Capital Resources

Our current liquid cash resources are expected to provide the funds necessary to support our operations through at least the next twelve months from the date of this report. The cash flows from our interest in PDS represent our only significant source of cash generation.  In the event of a continued decrease or interruption in MMP portfolio licensing we will incur a significant reduction to our cash position. It is highly unlikely that we would be able to obtain any additional sources of financing to supplement our cash and cash equivalents position.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which was subsequently amended by ASUs 2015-14, 2016-08, 2016-10, 2016-12, and 2016-20. ASU 2014-09, as amended, supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and creates a new ASC Topic 606 (“ASC 606”). ASU 2014-09, as amended, implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The new revenue standards are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period (fiscal year 2019 for the Company). Our adoption of this guidance effective June 1, 2018, did not have a significant impact on the financial statements of PDS.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The issue addressed in ASU 2016-15 that will affect the Company is classifying distributions received from equity method investments. The guidance provides an accounting policy election for classifying distributions received from equity method investments using either a cumulative earnings approach or a nature of distributions approach. The Company adopted this standard on June 1, 2018. The adoption did not have a material effect on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on June 1, 2018 by using the retrospective transition method, which required the following disclosures and changes to the presentation of its condensed consolidated financial statements: cash, cash equivalents, and restricted cash and cash equivalents reported on the condensed consolidated statements of cash flows now includes restricted cash and cash equivalents of $21,443, $21,470 and $21,559 as of May 31, 2017, August 31, 2017 and May 31, 2018, respectively, as well as previously reported cash and cash equivalents.

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

Risk Factors

We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock. We believe the following to be our most significant risk factors as of the date this report is being filed. The risks and uncertainties described below are not the only ones we face. Please refer to our risk factors contained in our Form 10-K for the year ended May 31, 2018 for additional risk factors.

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

PDS’s licensing revenues have declined over recent years to a point where PDS’s ability to make future payments is in substantial doubt unless licensing revenues substantially increase in the near term. In the event that PDS does not have the funds to pay one or more of the aforementioned costs, we and TPL must decide whether to contribute additional capital to PDS to fund such payments. In the event TPL is unwilling or unable to contribute additional capital, we may be required to pay these expenses without any contribution from TPL.

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

Our Microprocessor Patents Have Expired.

We have seven U.S., nine European, and three Japanese patents that expired between August 2009 and October 2016. While expired patents may have certain retrospective statutory benefits, their value as assets for licensing and cash generation is significantly diminished. Licensing revenues from these patents are our sole source of income.

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

We are party to a lawsuit regarding the MMP portfolio and have had mixed results in our litigation efforts to date. See footnote 6 to our consolidated financial statements and Part II, Item 1. “Legal Proceedings” in this Report on Form 10-Q for more information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of August 31, 2018, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of August 31, 2018, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

Patent Litigation

Our patent litigation with TPL and PDS in the United States District Court for the Northern District of California against Huawei Technologies Co. Ltd., LG Electronics, Nintendo Co. Ltd., Samsung Electronics Co. Ltd., and ZTE Corporation, as described in Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the year ended May 31, 2018, is still ongoing.

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

DATED: October 15, 2018	PATRIOT SCIENTIFIC CORPORATION /S/ CLIFFORD L. FLOWERS Clifford L. Flowers Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)

