Form 10-Q
period 2018-11-30
PATRIOT SCIENTIFIC CORP
filed 2019-01-14
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X ] NO [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On January 11, 2019, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

i

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	November 30, 2018	May 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,873,174	$2,297,890
Restricted cash and cash equivalents	21,613	21,559
Prepaid income tax	2,285	2,285
Prepaid expenses and other current assets	51,754	5,287
Total current assets	1,948,826	2,327,021

Property and equipment, net	1,059	1,303
Deferred income taxes	52,156	52,156
Investment in affiliated company	169,850	199,373
Total assets	$2,171,891	$2,579,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$695	$44,744
Accrued expenses and other	39,622	40,095
Income taxes payable	1,600	–
Total current liabilities	41,917	84,839
Total liabilities	41,917	84,839

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at November 30, 2018 and May 31, 2018	4,382	4,382
Additional paid-in capital	77,444,062	77,444,062
Accumulated deficit	(60,692,602)	(60,327,562)
Common stock held in treasury, at cost – 36,849,670 shares at November 30, 2018 and May 31, 2018	(14,625,868)	(14,625,868)
Total stockholders’ equity	2,129,974	2,495,014
Total liabilities and stockholders’ equity	$2,171,891	$2,579,853

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
Operating expenses:
Selling, general and administrative	$143,925	$254,159	$347,406	$537,483
Total operating expenses	143,925	254,159	347,406	537,483

Other income (expense):
Interest income	6,546	7,813	13,489	14,073
Equity in loss of affiliated company	(14,743)	(104,690)	(29,523)	(117,892)
Total other expense, net	(8,197)	(96,877)	(16,034)	(103,819)

Loss before income taxes	(152,122)	(351,036)	(363,440)	(641,302)

Provision for income taxes	–	–	1,600	2,400

Net loss	$(152,122)	$(351,036)	$(365,040)	$(643,702)

Basic and diluted loss per common share	$–	$–	$–	$–

Weighted average number of common shares outstanding – basic	398,548,318	398,548,318	398,548,318	398,548,318

Weighted average number of common shares outstanding – diluted	398,548,318	398,548,318	398,548,318	398,548,318

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	November 30, 2018	November 30, 2017

Operating activities:
Net loss	$(365,040)	$(643,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	244	450
Accrued interest income	–	(2,709)
Equity in loss of affiliated company	29,523	117,892
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(46,467)	49,490
Income taxes payable	1,600	–
Accounts payable, accrued expenses and other	(44,522)	(5,814)
Net cash used in operating activities	(424,662)	(484,393)

Investing activities:
Proceeds from sales of marketable securities	–	2,450,000
Purchases of marketable securities	–	(2,500,000)
Net cash used in investing activities	–	(50,000)

Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(424,662)	(534,393)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	2,319,449	1,001,084
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$1,894,787	$466,691
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$1,873,174	$445,194
Restricted cash and cash equivalents	21,613	21,497
	$1,894,787	$466,691
Supplemental Disclosure of Cash Flow Information: Cash paid for income taxes	$–	$2,400

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. Operating results for the six month period ended November 30, 2018 are not necessarily indicative of the results that may be expected for the year ending May 31, 2019.

Basis of Consolidation

The condensed consolidated balance sheets at November 30, 2018 and May 31, 2018 include our accounts and those of our inactive subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”). The condensed consolidated statements of operations and condensed consolidated statements of cash flows for the six months ended November 30, 2018 and 2017 include our accounts and those of our inactive subsidiaries: PDSG and Plasma Scientific Corporation (“Plasma”). We dissolved Plasma in March 2018. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts reported in prior year’s financial statements have been reclassified to conform to the current year’s presentation.

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

We own 100% of the preferred stock of Holocom (see Note 3). We determined that our investment in Holocom was impaired in 2010. Prior to impairment, this investment was accounted for at cost since we do not have the ability to exercise significant influence over the operating and financial policies of Holocom.

Earnings (Loss) Per Share

Basic earnings per share includes no dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

At November 30, 2018 and 2017, potential common shares of 1,600,000 and 2,600,000, respectively, related to our outstanding options were not included in the calculation of diluted loss per share as we recorded a loss. Had we reported net income for the three and six months ended November 30, 2018 and 2017, no shares of common stock would have been included in the calculation of diluted income per share using the treasury stock method.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on June 1, 2018 by using the retrospective transition method, which required the following disclosures and changes to the presentation of its condensed consolidated financial statements: cash, cash equivalents, and restricted cash and cash equivalents reported on the condensed consolidated statements of cash flows now includes restricted cash and cash equivalents of $21,443, $21,497 and $21,559 as of May 31, 2017, November 30, 2017 and May 31, 2018, respectively, as well as previously reported cash and cash equivalents.

The Tax Cuts Act, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our condensed consolidated balance sheet.

SAB 118 provides guidance regarding accounting for the income tax effects of the Tax Cuts Act, including the impact of the Tax Cuts Act on deferred tax assets and liabilities for financial statements issued in the reporting period that includes the enactment date of December 22, 2017. Given that our current deferred tax assets, with the exception of those representing certain refundable tax credits, are offset by a full valuation allowance, these changes will have no net impact on our condensed consolidated balance sheet. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

2. Cash, Cash Equivalents and Restricted Cash

We purchase certificates of deposit with varying maturity dates. We consider all highly liquid investments acquired with a maturity of three months or less from the purchase date to be cash equivalents.

Restricted cash and cash equivalents at November 30, 2018 and May 31, 2018 consist of a savings account held as collateral for our corporate credit card account.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and restricted cash and cash equivalents:

		Fair Value Measurements at November 30, 2018 Using
	Fair Value at November 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$68,471	$68,471	$–	$–
Money market funds	804,703	804,703	–	–
Certificates of deposit	1,000,000	–	1,000,000	–
Restricted cash and cash equivalents	21,613	21,613	–	–
Total	$1,894,787	$894,787	$1,000,000	$–

		Fair Value Measurements at May 31, 2018 Using
	Fair Value at May 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$31,622	$31,622	$–	$–
Money market funds	1,265,505	1,265,505	–	–
Certificates of deposit	1,000,763	–	1,000,763	–
Restricted cash and cash equivalents	21,559	21,559	–	–
Total	$2,319,449	$1,318,686	$1,000,763	$–

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

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three-member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There had not been a third management committee member since May 2010; however, as a result of our initiation of arbitration seeking the appointment of a third member, on December 16, 2014, an independent manager to the PDS management committee was selected by the arbitrator. Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. No such contributions were made during the three and six months ended November 30, 2018 and 2017. Distributable cash and allocation of profits and losses have been allocated to the members in the priority defined in the LLC Agreement.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net loss during the three and six months ended November 30, 2018 of $14,743 and $29,523, respectively, and $104,690 and $117,892, respectively, for the three and six months ended November 30, 2017, as a decrease in our investment as “Equity in loss of affiliated company” in the accompanying condensed consolidated statements of operations.

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

PDS’s balance sheets at November 30, 2018 and May 31, 2018 and statements of operations for the three and six months ended November 30, 2018 and 2017 are as follows:

Balance Sheets

Assets:

	November 30, 2018	May 31, 2018
	(Unaudited)
Cash	$308,454	$351,746
Prepaid expenses	33,679	48,825
Total assets	$342,133	$400,571

Liabilities and Members’ Equity:

	November 30, 2018	May 31, 2018
	(Unaudited)
Payables	$2,433	$1,826
Members’ equity	339,700	398,745
Total liabilities and members’ equity	$342,133	$400,571

Statements of Operations

	Three Months Ended		Six Months Ended
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Expenses	$29,486	$209,381	$59,045	$229,785
Loss before provision for income taxes	(29,486)	(209,381)	(59,045)	(229,785)
Provision for income taxes	–	–	–	6,000
Net loss	$(29,486)	$(209,381)	$(59,045)	$(235,785)

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

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

In 2010, we determined that the inability of Holocom to meet its business plan, raise capital, and the general economic environment were indicators of impairment on our investment and we wrote-off our cost basis investment in Holocom. At November 30, 2018 and May 31, 2018 our investment in Holocom was valued at $0.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of option activity as of November 30, 2018 and changes during the six months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2018	2,600,000	$0.06
Options granted	–	$–
Options exercised	–	$–
Options forfeited/expired	(1,000,000)	$0.10
Options outstanding at November 30, 2018	1,600,000	$0.03	1.43	$–
Options vested and expected to vest at November 30, 2018	1,600,000	$0.03	1.43	$–
Options exercisable at November 30, 2018	1,600,000	$0.03	1.43	$–

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.006 per share on November 30, 2018) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.006 per share) on November 30, 2018.

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

Plaintiffs filed notices of appeal in these district court matters on January 5, 2018. The appeals were docketed and consolidated under lead case No. 18-1439, captioned as Technology Properties Limited v. Huawei Technologies Co., Ltd in the United States Court of Appeals for the Federal Circuit.  The court has scheduled oral arguments for February 4, 2019.

401(k) Plan

On March 29, 2018, we terminated our Section 401(k) plan pursuant to a plan to reduce corporate expenses. Our retirement plan complied with Section 401(k) of the Internal Revenue Code and all employees were eligible to participate in the plan. We matched 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Our participants vested 33% per year over a three year period in their matching. Our matching contributions during the three and six months ended November 30, 2017 were $5,414 and $10,055, respectively.

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

On January 11, 2019, PDS’s cash balance was $305,356. Management’s plans for the continued operation of PDS rely on the ability of PDS to obtain license agreements to cover its operational costs. PDS has experienced a decline in licensing revenues and has not obtained significant license revenues since September 2013 and it is unclear when any additional licensing revenues may be generated.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2018 and Three Months Ended November 30, 2017.

	Three months ended
	November 30, 2018	November 30, 2017
Selling, general and administrative	$143,925	$254,159

Selling, general and administrative expenses decreased from approximately $254,000 for the three months ended November 30, 2017 to approximately $144,000 for the three months ended November 30, 2018. The decrease consisted primarily of approximately $61,000 related to cost savings from reductions in staffing and employee benefits, $18,000 related to the timing of audit related costs, and $14,000 in reduced board fees due primarily to a board member volunteering to cease taking board fees beginning in calendar 2018.

	Three months ended
	November 30, 2018	November 30, 2017
Other income (expense):
Interest income	$6,546	$7,813
Equity in loss of affiliated company	(14,743)	(104,690)
Total other expense, net	$(8,197)	$(96,877)

Total other expenses decreased from approximately $97,000 for the three months ended November 30, 2017 to $8,000 for the three months ended November 30, 2018. The decrease consisted of a reduction in the equity in the loss of PDS resulting from a decrease in PDS legal expenses. Our investment in PDS continues to be accounted for in accordance with the equity method of accounting for investments.

	Three months ended
	November 30, 2018	November 30, 2017
Loss before income taxes	$(152,122)	$(351,036)

Loss before income taxes decreased from approximately $(351,000) for the three months ended November 30, 2017 to approximately $(152,000) for the three months ended November 30, 2018 for the reasons explained in the preceding “Selling, general and administrative” and “Other income (expense)” comparisons.

Net loss

As there was no provision for income taxes recorded for both the three months ended November 30, 2018 and 2017, our net loss and loss before income taxes for these periods remains unchanged at $(152,122) and $(351,036), respectively.

Comparison of the Six Months Ended November 30, 2018 and Six Months Ended November 30, 2017.

	Six months ended
	November 30, 2018	November 30, 2017
Selling, general and administrative	$347,406	$537,483

Selling, general and administrative expenses decreased from approximately $537,000 for the six months ended November 30, 2017 to approximately $347,000 for the six months ended November 30, 2018. The decrease consisted primarily of approximately $114,000 related to cost savings from reductions in staffing and employee benefits and $48,000 in reduced board fees due primarily to a board member volunteering to cease taking board fees beginning in calendar 2018.

	Six months ended
	November 30, 2018	November 30, 2017
Other income (expense):
Interest income	$13,489	$14,073
Equity in loss of affiliated company	(29,523)	(117,892)
Total other expense, net	$(16,034)	$(103,819)

Total other expenses decreased from approximately $104,000 for the six months ended November 30, 2017 to $16,000 for the six months ended November 30, 2018. The decrease consisted of a reduction in the equity in the loss of PDS resulting from a decrease in PDS legal expenses. Our investment in PDS continues to be accounted for in accordance with the equity method of accounting for investments.

	Six months ended
	November 30, 2018	November 30, 2017
Loss before income taxes	$(363,440)	$(641,302)

Loss before income taxes decreased from approximately $(641,000) for the six months ended November 30, 2017 to approximately $(363,000) for the six months ended November 30, 2018 for the reasons explained in the preceding “Selling, general and administrative” and “Other income (expense)” comparisons.

Provision for income taxes

During the six months ended November 30, 2018 and November 30, 2017, we recorded a provision for income taxes related to California taxes of $1,600 and $2,400, respectively.

Net loss

Our net loss for the six months ended November 30, 2018 and 2017 was $(365,000) and $(644,000), respectively.

Liquidity and Capital Resources

Liquidity

Our cash and cash equivalents balances decreased from approximately $2,298,000 as of May 31, 2018 to approximately $1,873,000 as of November 30, 2018. We also have a restricted cash balance amounting to approximately $22,000 as of May 31, 2018 and November 30, 2018. Total current assets decreased from approximately $2,327,000 as of May 31, 2018 to approximately $1,949,000 as of November 30, 2018. Total current liabilities amounted to approximately $85,000 and approximately $42,000 as of May 31, 2018 and November 30, 2018, respectively. The change in our working capital position as of November 30, 2018 as compared with May 31, 2018 results primarily from the fact that we did not receive sufficient distributions from PDS to cover our operating expenses and utilized cash on hand to pay current expenses.

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

Cash Flows From Operating Activities

Cash used in operating activities was approximately $425,000 and $484,000 for the six months ended November 30, 2018 and 2017, respectively. The principal components of the current period amount were a net loss of approximately $365,000, an increase in prepaid expenses and other current assets of approximately $46,000, and a reduction in accounts payable and accrued expenses of approximately $45,000, offset by the equity in loss of affiliated company of approximately $30,000. The principal components of the prior period were a net loss of approximately $644,000 offset by the equity in loss of affiliated company of approximately $118,000, and changes in prepaid expenses and other current assets of approximately $49,000.

Cash Flows From Investing Activities

No cash was provided or used in investing activities in the current period. Cash used in investing activities for the six months ended November 30, 2017 was $50,000 attributable to net purchases of marketable securities.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on June 1, 2018 by using the retrospective transition method, which required the following disclosures and changes to the presentation of its condensed consolidated financial statements: cash, cash equivalents, and restricted cash and cash equivalents reported on the condensed consolidated statements of cash flows now includes restricted cash and cash equivalents of $21,443, $21,497 and $21,559 as of May 31, 2017, November 30, 2017 and May 31, 2018, respectively, as well as previously reported cash and cash equivalents.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of November 30, 2018, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of November 30, 2018, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

Patent Litigation

Our patent litigation with TPL and PDS in the United States District Court for the Northern District of California against Huawei Technologies Co. Ltd., LG Electronics, Nintendo Co. Ltd., Samsung Electronics Co. Ltd., and ZTE Corporation, as described in Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the year ended May 31, 2018, is still ongoing. The court has scheduled oral arguments for February 4, 2019.

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

10.4	Form of Indemnification Agreement by and between the Company and the Board of Directors, incorporated by reference to Exhibit 10.6 to Form 10-K filed August 29, 2011 (Commission file No. 000-22182)
10.5

Licensing Program Services Agreement effective July 11, 2012 among Phoenix Digital Solutions, LLC, Alliacense Limited, LLC, Technology Properties Limited, LLC, and the Company, incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated July 11, 2012 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement)

10.6

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

10.11	Amended and Restated Employment Agreement dated December 30, 2016 by and between the Company and Clifford L. Flowers, incorporated by reference to Exhibit 10.1 to Form 8-K filed January 6, 2017 (Commission File No. 000-22182)
31.1*	Certification of Clifford L. Flowers, Interim CEO, pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Clifford L. Flowers, CFO, pursuant Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Clifford L. Flowers, CFO and Interim CEO, pursuant to Section 1350 of Chapter 63 Title 18 of the United States Code
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

_______________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: January 14, 2019	PATRIOT SCIENTIFIC CORPORATION /S/ CLIFFORD L. FLOWERS Clifford L. Flowers Interim Chief Executive Officer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)

