Form 10-Q
period 2019-02-28
PATRIOT SCIENTIFIC CORP
filed 2019-04-15
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

On April 11, 2019, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	February 28, 2019	May 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,766,161	$2,297,890
Restricted cash	198,887	21,559
Prepaid income tax	2,285	2,285
Prepaid expenses and other current assets	23,754	5,287
Total current assets	1,991,087	2,327,021

Property and equipment, net	937	1,303
Deferred income taxes	52,156	52,156
Investment in affiliated company	135,962	199,373
Total assets	$2,180,142	$2,579,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,902	$44,744
Accrued expenses and other	224,744	40,095
Income taxes payable	1,600	–
Total current liabilities	234,246	84,839
Total liabilities	234,246	84,839

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at February 28, 2019 and May 31, 2018	4,382	4,382
Additional paid-in capital	77,444,062	77,444,062
Accumulated deficit	(60,876,680)	(60,327,562)
Common stock held in treasury, at cost – 36,849,670 shares at February 28, 2019 and May 31, 2018	(14,625,868)	(14,625,868)
Total stockholders’ equity	1,945,896	2,495,014
Total liabilities and stockholders’ equity	$2,180,142	$2,579,853

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Operating expenses:
Selling, general and administrative	$158,623	$274,004	$506,029	$811,487
Total operating expenses	158,623	274,004	506,029	811,487

Other income (expense):
Interest income	8,433	7,083	21,922	21,156
Other income	–	3,094	–	3,094
Equity in loss of affiliated company	(33,888)	(44,742)	(63,411)	(162,634)
Total other expense, net	(25,455)	(34,565)	(41,489)	(138,384)

Loss before income taxes	(184,078)	(308,569)	(547,518)	(949,871)

Provision for (benefit from) income taxes	–	(52,156)	1,600	(49,756)

Net loss	$(184,078)	$(256,413)	$(549,118)	$(900,115)

Basic and diluted loss per common share	$–	$–	$–	$–

Weighted average number of common shares outstanding – basic	398,548,318	398,548,318	398,548,318	398,548,318

Weighted average number of common shares outstanding – diluted	398,548,318	398,548,318	398,548,318	398,548,318

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	February 28, 2019	February 28, 2018

Operating activities:
Net loss	$(549,118)	$(900,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	366	641
Accrued interest income	–	27
Equity in loss of affiliated company	63,411	162,634
Loss on disposal of property and equipment	–	1,276
Deferred income taxes	–	(52,156)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(18,467)	72,781
Income taxes payable	1,600	–
Accounts payable, accrued expenses and other	(29,439)	44,094
Net cash used in operating activities	(531,647)	(670,818)

Investing activities:
Proceeds from sales of marketable securities	–	4,200,000
Purchases of marketable securities	–	(2,700,000)
Purchase of property and equipment		(1,465)
Crossflo acquisition liability	177,246	–
Net cash provided by investing activities	177,246	1,498,535

Net increase (decrease) in cash, cash equivalents and restricted cash	(354,401)	827,717
Cash, cash equivalents, and restricted cash, beginning of period	2,319,449	1,001,084
Cash, cash equivalents, and restricted cash, end of period	$1,965,048	$1,828,801
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$1,766,161	$1,807,277
Restricted cash	198,887	21,524
	$1,965,048	$1,828,801
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$–	$2,400

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the nine months ended February 28, 2018

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Amounts	Capital	Deficit	Stock	Equity
Balance, May 31, 2017	401,392,948	$4,382	$77,444,062	$(59,118,112)	$(14,625,868)	$3,704,464
Net loss	–	–	–	(292,666)	–	(292,666)
Balance, August 31, 2017	401,392,948	4,382	77,444,062	(59,410,778)	(14,625,868)	3,411,798
Net loss	–	–	–	(351,036)	–	(351,036)
Balance, November 30, 2017	401,392,948	4,382	77,444,062	(59,761,814)	(14,625,868)	3,060,762
Net loss	–	–	–	(256,413)	–	(256,413)
Balance, February 28, 2018	401,392,948	$4,382	$77,444,062	$(60,018,227)	$(14,625,868)	$2,804,349

For the nine months ended February 28, 2019

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Amounts	Capital	Deficit	Stock	Equity
Balance, May 31, 2018	401,392,948	$4,382	$77,444,062	$(60,327,562)	$(14,625,868)	$2,495,014
Net loss	–	–	–	(212,918)	–	(212,918)
Balance, August 31, 2018	401,392,948	4,382	77,444,062	(60,540,480)	(14,625,868)	2,282,096
Net loss	–	–	–	(152,122)	–	(152,122)
Balance, November 30, 2018	401,392,948	4,382	77,444,062	(60,692,602)	(14,625,868)	2,129,974
Net loss	–	–	–	(184,078)	–	(184,078)
Balance, February 28, 2019	401,392,948	$4,382	$77,444,062	$(60,876,680)	$(14,625,868)	$1,945,896

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. Operating results for the nine month period ended February 28, 2019 are not necessarily indicative of the results that may be expected for the year ending May 31, 2019.

Basis of Consolidation

The condensed consolidated balance sheets at February 28, 2019 and May 31, 2018 include our accounts and those of our inactive subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”). The condensed consolidated statements of operations, condensed consolidated statements of cash flows, and condensed consolidated statements of stockholders’ equity for the nine months ended February 28, 2019 include our accounts and those of our inactive subsidiary PDSG. The condensed consolidated statements of operations, condensed consolidated statements of cash flows and condensed consolidated statements of stockholders’ equity for the nine months ended February 28, 2018 include our accounts and those of our inactive subsidiaries PDSG and Plasma Scientific Corporation (“Plasma”). We dissolved Plasma in March 2018. All significant intercompany accounts and transactions have been eliminated.

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

At February 28, 2019 and 2018, potential common shares of 1,600,000 and 2,600,000, respectively, related to our outstanding options were not included in the calculation of diluted loss per share as we recorded a loss. Had we reported net income for the three and nine months ended February 28, 2019 and 2018, no shares of common stock would have been included in the calculation of diluted income per share using the treasury stock method.

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

On December 22, 2017, the United States Government passed the Tax Cuts and Jobs Act (“Tax Cuts Act”) that, among other provisions, has lowered the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our consolidated balance sheet. The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance regarding accounting for the income tax effects of the Tax Cuts Act, including the impact of the Tax Cuts Act on deferred tax assets and liabilities for financial statements issued in the reporting period that includes the enactment date of December 22, 2017. Given that our current deferred tax assets, with the exception of those representing certain refundable tax credits, are offset by a full valuation allowance, these changes will have no net impact on our condensed consolidated balance sheet. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on June 1, 2018 by using the retrospective transition method, which required the following disclosures and changes to the presentation of its condensed consolidated financial statements: cash, cash equivalents and restricted cash reported on the condensed consolidated statements of cash flows now includes restricted cash of $21,443, $21,524 and $21,559 as of May 31, 2017, February 28, 2018 and May 31, 2018, respectively, as well as previously reported cash and cash equivalents.

The Tax Cuts Act, among other provisions, has lowered the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our condensed consolidated balance sheet.

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

Restricted cash at February 28, 2019 and May 31, 2018 consist of a savings account held as collateral for our corporate credit card account. In addition, at February 28, 2019, restricted cash includes amounts previously held by a third party in conjunction with the Company’s acquisition of Crossflo. A corresponding amount has been recorded as a current liability at February 28, 2019.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and restricted cash and cash equivalents:

		Fair Value Measurements at February 28, 2019 Using
	Fair Value at February 28, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$53,051	$53,051	$–	$–
Money market funds	713,110	713,110	–	–
Certificates of deposit	1,000,000	–	1,000,000	–
Restricted cash	198,887	198,887	–	–
Total	$1,965,048	$965,048	$1,000,000	$–

		Fair Value Measurements at May 31, 2018 Using
	Fair Value at May 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$31,622	$31,622	$–	$–
Money market funds	1,265,505	1,265,505	–	–
Certificates of deposit	1,000,763	–	1,000,763	–
Restricted cash	21,559	21,559	–	–
Total	$2,319,449	$1,318,686	$1,000,763	$–

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three-member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There had not been a third management committee member since May 2010; however, as a result of our initiation of arbitration seeking the appointment of a third member, on December 16, 2014, an independent manager to the PDS management committee was selected by the arbitrator. Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. No such contributions were made during the three and nine months ended February 28, 2019 and 2018. Distributable cash and allocation of profits and losses have been allocated to the members in the priority defined in the LLC Agreement.

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

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net loss during the three and nine months ended February 28, 2019 of $33,888 and $63,411, respectively, and $44,742 and $162,634 for the three and nine months ended February 28, 2018, respectively, as a decrease in our investment as “Equity in loss of affiliated company” in the accompanying condensed consolidated statements of operations.

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

PDS’s balance sheets at February 28, 2019 and May 31, 2018 and statements of operations for the three and nine months ended February 28, 2019 and 2018 are as follows:

Balance Sheets

Assets:

	February 28, 2019	May 31, 2018
	(Unaudited)
Cash	$279,692	$351,746
Prepaid expenses	19,439	48,825
Total assets	$299,131	$400,571

Liabilities and Members’ Equity:

	February 28, 2019	May 31, 2018
	(Unaudited)
Payables	$27,209	$1,826
Members’ equity	271,922	398,745
Total liabilities and members’ equity	$299,131	$400,571

Statements of Operations

	Three Months Ended		Nine months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Expenses	$67,778	$89,484	$126,823	$319,269
Loss before provision for income taxes	(67,778)	(89,484)	(126,823)	(319,269)
Provision for income taxes	–	–	–	6,000
Net loss	$(67,778)	$(89,484)	$(126,823)	$(325,269)

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

In 2010, we determined that the inability of Holocom to meet its business plan, raise capital, and the general economic environment were indicators of impairment on our investment and we wrote-off our cost basis investment in Holocom. At February 28, 2019 and May 31, 2018 our investment in Holocom was valued at $0.

4. Income Taxes

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, lowered the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our consolidated balance sheet. Given that our current deferred tax assets, with the exception of those representing certain refundable tax credits, are offset by a full valuation allowance, these changes will have no net impact on our condensed consolidated balance sheet. However, if we become profitable, we will receive a reduced benefit from such deferred taxes.

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

A summary of option activity as of February 28, 2019 and changes during the nine months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2018	2,600,000	$0.06
Options granted	–	$–
Options exercised	–	$–
Options forfeited/expired	(1,000,000)	$0.10
Options outstanding at February 28, 2019	1,600,000	$0.03	1.17	$–
Options vested and expected to vest at February 28, 2019	1,600,000	$0.03	1.17	$–
Options exercisable at February 28, 2019	1,600,000	$0.03	1.17	$–

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.003 per share on February 28, 2019) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.003 per share) on February 28, 2019.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

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

Plaintiffs filed notices of appeal in these district court matters on January 5, 2018. The appeals were docketed and consolidated under lead case No. 18-1439, captioned as Technology Properties Limited v. Huawei Technologies Co., Ltd in the United States Court of Appeals for the Federal Circuit.  Oral argument proceeded on February 4, 2019.  The Court affirmed the lower court’s determination without written opinion pursuant to Federal Circuit Rule 36 on February 6, 2019.  Plaintiffs filed a Petition for Rehearing En Banc on March 8, 2019 which was denied by the Court on April 10, 2019.

401(k) Plan

On March 29, 2018, we terminated our Section 401(k) plan pursuant to a plan to reduce corporate expenses. Our retirement plan complied with Section 401(k) of the Internal Revenue Code and all employees were eligible to participate in the plan. We matched 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Our participants vested 33% per year over a three year period in their matching. Our matching contributions during the three and nine months ended February 28, 2018 were $3,325 and $13,380, respectively.

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

7. Subsequent Events

On April 12, 2019, Patriot Scientific Corporation (the “Company”) retained Artius Bioconsulting, a California limited liability company (“Artius”), to evaluate the potential of establishing a systems integration company that develops a technology platform based on blockchain technology that could be implemented throughout the drug development process (the “Project”) pursuant to a Consulting Agreement between the Company and Artius effective as of April 12, 2019 (the “ Artius Agreement”).

Pursuant to the Artius Agreement, Artius will research, analyze and report its findings with respect to the Project in exchange for $151,000, payable in installments upon the completion of certain deliverables to the Company. The deliverables are due at various times over the course of eight weeks. The Company will own the Work Product (as defined in the Artius Agreement). The Artius Agreement has a term of four months, unless terminated earlier pursuant to its terms.

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

Overview

In June 2005, we entered into a series of agreements with TPL and others to facilitate the pursuit of unlicensed users of our intellectual property. Over the years we, TPL and TPL’s affiliate, Alliacense, have entered into various agreements regarding licensing and litigation of the MMP portfolio. Pursuant to a July 2014 Novation Agreement with Alliacense PDS engaged a second licensing agent for the MMP portfolio in October 2014 and on May 11, 2015, PDS terminated Alliacense as licensing agent due to the inability of Alliacense to fulfill its obligations under the Novation Agreement. In August 2016, PDS and Alliacense entered into an agreement which requires Alliacense to: cooperate with reasonable discovery requests, provide support to litigation counsel, and deliver certain materials to PDS’s second licensing agent. Pursuant to the August 2016 agreement, MMP Licensing, LLC will provide MMP portfolio commercialization services to PDS for certain companies. PDS has been pursuing a litigation strategy, which included an action in the U.S. District Court against multiple companies alleged to be infringers of the MMP portfolio. We appealed the District Court’s determination of non-infringement to the United States Court of Appeals for the Federal Circuit. Oral argument proceeded on February 4, 2019.  The Appellate Court affirmed the lower court’s determination without written opinion pursuant to Federal Circuit Rule 36 on February 6, 2019.  We filed a Petition for Rehearing En Banc on March 8, 2019 which was denied by the Appellate Court on April 10, 2019. We have a ninety (90) day period following the Appellate Court’s denial of the request for rehearing to petition the United States Supreme Court to review the lower courts’ decisions. We continue to believe that the investment in legal effort and costs incurred to date at PDS is necessary for the protection of our interests in the MMP portfolio and its future success, although to date it has generated mixed results.

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

On April 11, 2019, PDS’s cash balance was $233,414. Management’s plans for the continued operation of PDS rely on the ability of PDS to obtain license agreements to cover its operational costs. PDS has experienced a decline in licensing revenues and has not obtained significant license revenues since September 2013 and it is unclear when any additional licensing revenues may be generated.

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

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, lowered the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our consolidated balance sheet. Given that our current deferred tax assets, with the exception of those representing certain refundable tax credits, are offset by a full valuation allowance, these changes will have no net impact on our consolidated balance sheet. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

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

Results of Operations

Comparison of the Three Months Ended February 28, 2019 and Three Months Ended February 28, 2018.

	Three months ended
	February 28, 2019	February 28, 2018
Selling, general and administrative	$158,623	$274,004

Selling, general and administrative expenses decreased from approximately $274,000 for the three months ended February 28, 2018 to approximately $159,000 for the three months ended February 28, 2019. The decrease consisted primarily of approximately $91,000 related to cost savings from reductions in staffing and employee benefits, $8,000 related to the timing of audit related costs, $8,000 in reduced board fees due primarily to a board member volunteering to cease taking board fees beginning in calendar 2018, and $6,000 related to reduced insurance premiums.

	Three months ended
	February 28, 2019	February 28, 2018
Other income (expense):
Interest income	$8,433	$7,083
Other income	–	3,094
Equity in loss of affiliated company	(33,888)	(44,742)
Total other expense, net	$(25,455)	$(34,565)

Total other expenses decreased from approximately $35,000 for the three months ended February 28, 2018 to $25,000 for the three months ended February 28, 2019. The decrease consisted of a reduction in the equity in the loss of PDS primarily resulting from a decrease in PDS legal expenses. Our investment in PDS continues to be accounted for in accordance with the equity method of accounting for investments.

	Three months ended
	February 28, 2019	February 28, 2018
Loss before income taxes	$(184,078)	$(308,569)

Loss before income taxes decreased from approximately $(309,000) for the three months ended February 28, 2018 to approximately $(184,000) for the three months ended February 28, 2019 for the reasons explained in the preceding “Selling, general and administrative” and “Other income (expense)” comparisons.

Net loss

Our net loss for the three months ended February 28, 2019 and 2018 was approximately $(184,000) and $(256,000), respectively, with the fiscal 2018 period inclusive of approximately $52,000 of tax benefit recognized for AMT credit carryforwards which became refundable pursuant to changes in the federal tax code.

Comparison of the Nine months Ended February 28, 2019 and Nine months Ended February 28, 2018.

	Nine months ended
	February 28, 2019	February 28, 2018
Selling, general and administrative	$506,029	$811,487

Selling, general and administrative expenses decreased from approximately $811,000 for the nine months ended February 28, 2018 to approximately $506,000 for the nine months ended February 28, 2019. The decrease consisted primarily of approximately $200,000 related to cost savings from reductions in staffing and employee benefits, $56,000 in reduced board fees due primarily to a board member volunteering to cease taking board fees beginning in calendar 2018, $13,000 related to the timing of audit related costs, and $18,000 related to reduced insurance premiums.

	Nine months ended
	February 28, 2019	February 28, 2018
Other income (expense):
Interest income	$21,922	$21,156
Other income	–	3,094
Equity in loss of affiliated company	(63,411)	(162,634)
Total other expense, net	$(41,489)	$(138,384)

Total other expenses decreased from approximately $138,000 for the nine months ended February 28, 2018 to $42,000 for the nine months ended February 28, 2019. The decrease is primarily due to a reduction in the equity in the loss of PDS resulting from a decrease in PDS legal expenses. Our investment in PDS continues to be accounted for in accordance with the equity method of accounting for investments.

	Nine months ended
	February 28, 2019	February 28, 2018
Loss before income taxes	$(547,518)	$(949,871)

Loss before income taxes decreased from approximately $(950,000) for the nine months ended February 28, 2018 to approximately $(548,000) for the nine months ended February 28, 2019 for the reasons explained in the preceding “Selling, general and administrative” and “Other income (expense)” comparisons.

Net loss

Our net loss for the nine months ended February 28, 2019 and 2018 was $(549,118) and $(900,115), respectively, with each period inclusive of a provision for minimum statutory California taxes, and with the fiscal 2018 period inclusive of approximately $52,000 of tax benefit recognized for AMT credit carryforwards which became refundable pursuant to changes in the federal tax code.

Liquidity and Capital Resources

Liquidity

Our cash and cash equivalents balances decreased from approximately $2,298,000 as of May 31, 2018 to approximately $1,766,000 as of February 28, 2019. We also have restricted cash balances amounting to approximately $22,000 as of May 31, 2018 and $199,000 at February 28, 2019. Total current assets decreased from approximately $2,327,000 as of May 31, 2018 to approximately $1,991,000 as of February 28, 2019. Total current liabilities amounted to approximately $85,000 and approximately $234,000 as of May 31, 2018 and February 28, 2019, respectively. The change in our working capital position as of February 28, 2019 as compared with May 31, 2018 results primarily from the fact that we did not receive sufficient distributions from PDS to cover our operating expenses and utilized cash on hand to pay current expenses.

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

Cash Flows From Operating Activities

Cash used in operating activities was approximately $532,000 and $671,000 for the nine months ended February 28, 2019 and 2018, respectively. The principal components of the current period amount were a net loss of approximately $549,000, and an increase in prepaid expenses and other current assets of approximately $18,000, a decrease in accounts payable, accrued expenses and other of approximately $29,000, offset by the equity in loss of affiliated company of approximately $63,000. The principal components of the prior period were a net loss of approximately $900,000, and an increase in deferred income taxes of approximately $52,000, offset by the equity in loss of affiliated company of approximately $163,000, decreases in prepaid expenses and other current assets of approximately $73,000, and increases in accounts payable, accrued expenses and other of approximately $44,000.

Cash Flows From Investing Activities

Cash provided by investing activities for the nine months ended February 28, 2019 was approximately $177,000, which is comprised of amounts previously held by a third party in conjunction with the Company’s acquisition of Crossflo. Cash provided by investing activities for the nine months ended February 28, 2018 was approximately $1,499,000 attributable to net sales of marketable securities.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on June 1, 2018 by using the retrospective transition method, which required the following disclosures and changes to the presentation of its condensed consolidated financial statements: cash, cash equivalents, and restricted cash reported on the condensed consolidated statements of cash flows now includes restricted cash of $21,443, $21,524 and $21,559 as of May 31, 2017, February 28, 2018 and May 31, 2018, respectively, as well as previously reported cash and cash equivalents.

On December 22, 2017, the United States Government passed the Tax Cuts and Jobs Act (“Tax Cuts Act”) that, among other provisions, lowered the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our consolidated balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of February 28, 2019, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of February 28, 2019, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

Patent Litigation

Our patent litigation with TPL and PDS in the United States District Court for the Northern District of California against Huawei Technologies Co. Ltd., LG Electronics, Nintendo Co. Ltd., Samsung Electronics Co. Ltd., and ZTE Corporation, as described in Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the year ended May 31, 2018, is still ongoing. The U.S. Court of Appeals affirmed the District Court’s determination of non-infringement without written opinion pursuant to Federal Circuit Rule 36 on February 6, 2019. Plaintiffs filed with the Appellate Court a Petition for Rehearing En Banc on March 8, 2019 which was denied by the Court on April 10, 2019.

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

10.11†	Amended and Restated Employment Agreement dated December 30, 2016 by and between the Company and Clifford L. Flowers, incorporated by reference to Exhibit 10.1 to Form 8-K filed January 6, 2017 (Commission File No. 000-22182)
10.12	Consulting Agreement effective as of April 12, 2019 between Patriot Scientific Corporation and Artius Bioconsulting, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 15, 2019 (Commission File No. 000-22182)
31.1*	Certification of the Interim Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 Title 18 of the United States Code
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

DATED: April 15, 2019	PATRIOT SCIENTIFIC CORPORATION
/s/ CLIFFORD L. FLOWERS
Clifford L. Flowers Chief Financial Officer (Duly Authorized and Principal Financial Officer)

