Form 10-K
period 2019-05-31
PATRIOT SCIENTIFIC CORP
filed 2019-08-29
CIK 836564

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2019

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

Commission File Number 000-22182

PATRIOT SCIENTIFIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1070278 (I.R.S. Employer Identification No.)

2038 Corte Del Nogal, Suite 141, Carlsbad, California (Address of principal executive offices)	92011 (Zip Code)

(Registrant’s telephone number, including area code): (760) 795-8517

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ]  NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ]  NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Approximate aggregate market value of the registrant’s common stock held by non-affiliates on November 30, 2018 was $2,199,127 based on a closing price of $0.0055 per share as reported on the OTC Pink. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

On August 26, 2019, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

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

ii

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

We are currently exploring, developing or acquiring new lines of business which at present include evaluating blockchain and artificial intelligence solutions. We are in the early stages of this effort.

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

Pursuant to the Master Agreement we caused certain of our respective interests in the Microprocessor Patents to be licensed to PDS, a joint venture limited liability company owned 50% by us and 50% by TPL, and PDS engaged TPL to commercialize the Microprocessor Patents pursuant to a Commercialization Agreement among PDS, TPL and us (the “Commercialization Agreement”). Under the Commercialization Agreement, PDS granted to TPL the exclusive right to grant licenses and sub-licenses of the Microprocessor Patents and to pursue claims against violators of the Microprocessor Patents, in each case, on behalf of PDS, us, TPL and Moore, and TPL agreed to use reasonable best efforts to commercialize the Microprocessor Patents in accordance with a mutually agreed business plan. Pursuant to the Commercialization Agreement, PDS agreed to a reimbursement policy with regard to TPL’s expenses incurred in connection with the commercialization of the Microprocessor Patents. All proceeds generated by TPL in connection with the commercialization of the Microprocessor Patents were paid directly to PDS. From the inception of the Commercialization Agreement to May 31, 2019, gross license revenues to PDS totaled $312,814,535.

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

PDS is currently pursuing a litigation strategy, which includes the intent to file a petition for a writ of certiorari with the Supreme Court of the United States in regards to a decision by the United States Court of Appeals for the Federal Circuit, stemming from litigation in U.S. District Court against multiple companies alleged to be infringers of the MMP portfolio. We continue to believe that the significant investment in legal effort and costs incurred to date at PDS is necessary for the protection of our interests in the MMP portfolio.

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

Products and Services

Our investment in the MMP portfolio represents virtually all of our business interests at this time. As our patents have expired, we are exploring developing or acquiring new lines of business which at present include evaluating blockchain and artificial intelligence solutions. We are in the early stages of this effort.

Employees

At May 31, 2019, we have one full-time and one part-time employee. We also engage consultants and part-time assistance, as needed.

Our employees are not represented by a labor union, and we consider our relations with our employees to be good. Our employees are not covered by key man life insurance policies.

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

We May Be Required To Fund Our Joint Venture’s Legal Costs.

PDS has incurred significant legal costs in ongoing matters before the U.S. District Court and the U.S. Court of Appeals for the Federal Circuit, and may ultimately be involved in proceedings before the Supreme Court of the United States. If PDS does not receive sufficient licensing revenues to pay these expenses, we may be required to pay these expenses. In the event the cost of legal actions exceeds our ability to fund these efforts, our options for additional sources of financing may be limited.

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

We Have Been Involved In Multiple Disputes With Our Joint Venture Partner.

We have been involved in multiple disputes with our joint venture partner TPL and its affiliate Alliacense. During times when there are only two appointed managers of the joint venture, a deadlock can exist on important issues that may not be resolved quickly. In the event of a protracted deadlock, the joint venture may not be able to take actions when appropriate or necessary. Previously we have had to initiate formal arbitration proceedings seeking the appointment of an independent manager to the management committee of the joint venture. An independent manager is currently not in place, which may have a negative impact on the licensing program and PDS’s business.

We May Be Unsuccessful In Our Search For New Business Opportunities

We are currently in the process of evaluating the potential of establishing a systems integration company that develops a blockchain based technology platform, as well as also reviewing collaboration discussions in the arena of artificial intelligence, with early indications of potential strong synergies between these two technologies. At this stage there is no assurance this opportunity will become fully developed or be beneficial to the Company and its results of operations.

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

PDS’s licensing revenues have declined over recent years to a point where PDS’s ability to make future payments is in substantial doubt unless licensing revenues substantially increase in the near term. In the event that PDS does not have the funds to pay one or more of the aforementioned costs, we and TPL must decide whether to contribute additional capital to PDS to fund such payments. In the event TPL is unwilling or unable to contribute additional capital, we may be required to pay these expenses without any contribution from TPL. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS; in which case, we will consolidate PDS in our consolidated financial statements

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The Report of Independent Registered Public Accounting Firm on our May 31, 2019 consolidated financial statements includes an explanatory paragraph stating that the recurring losses and negative cash flows from operations, combined with our substantial reliance on cash generated by PDS, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we are unable to obtain additional funding, we may have to reduce or discontinue our business operations.

As of May 31, 2019, the Company had cash and cash equivalents and marketable securities of approximately $1,537,000 and working capital of approximately $1,536,000. Therefore, our ability to continue and expand our operations is highly dependent on the amount of cash and cash equivalents and marketable securities on hand combined with our ability to raise additional capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash on hand will not satisfy our operational and capital requirements through twelve months from the date of filing on this Form 10-K. There are a number of uncertainties associated with our financial projections that could increase our projected expenses, which would further accelerate cash usage. Additionally, if we are unable to realize satisfactory cash from operations in the near future, we will be required to seek additional financing to continue our operations. We will also require additional financing to develop or acquire new lines of business. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. Any additional equity financing may involve substantial dilution to our then existing stockholders. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

We Have Identified A Significant Deficiency In Internal Control Over Financial Reporting, If We Fail To Maintain Effective Internal Controls Over Financial Reporting, The Price Of Our Common Stock May Be Adversely Affected.

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

In the course of completing its assessment of internal control over financial reporting as of May 31, 2019, management did not identify any material weaknesses but did identify a significant deficiency in the number of personnel available to serve the Company’s accounting function. Specifically, management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate the significant deficiency with current personnel, we are mitigating its potential impact, primarily through greater involvement of our Board of Directors in the review and monitoring of financial transaction processing and reporting.

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

We are party to a lawsuit regarding the MMP portfolio and have had mixed results in our litigation efforts to date. See Note 9 to our consolidated financial statements and Part I, Item 3. “Legal Proceedings” in this Report on Form 10-K for more information.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS

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

On May 23, 2017, a case management conference was held in front of District Court Judge Chhabria, who ordered that Plaintiffs amend their infringement contentions on or before June 16, 2017. Judge Chhabria further ordered that Defendants submit any motion for summary judgment based on the amended infringement contentions and the modified claim construction by August 1, 2017. On June 5, 2017, the law firm of Banys, P.C., who had served as local counsel for PDS, withdrew as counsel. PDS continued to be represented by the law firm of Nelson Bumgardner, P.C. On June 16, 2017, Plaintiffs timely amended their infringement contentions. On July 13, 2017, all remaining counsel for each of PTSC, TPL, and PDS moved to withdraw as counsel and further moved to extend all currently pending case deadlines by 60 days for Plaintiffs to seek new counsel.

On September 13, 2017, the law firm of Bunsow De Mory LLP was entered before the U.S. District Court for the Northern District of California as successor counsel in representation of PTSC, PDS, and TPL.

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

On June 27, 2019, Plaintiffs applied for an extension to September 7, 2019 in order to file a petition for a writ of certiorari with the Supreme Court of the United States as a result of the United States Court of Appeals outcome. On July 3, 2019 the application for extension was approved.

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

The following table sets forth the high and low closing bid quotations for our Common Stock for the fiscal years ended May 31, 2019 and 2018.

	BID QUOTATIONS
	HIGH	LOW
Fiscal Year Ended May 31, 2019
First Quarter	$0.0105	$0.0037
Second Quarter	$0.0105	$0.0052
Third Quarter	$0.0067	$0.0031
Fourth Quarter	$0.0066	$0.0028

	BID QUOTATIONS
	HIGH	LOW
Fiscal Year Ended May 31, 2018
First Quarter	$0.0245	$0.0064
Second Quarter	$0.0169	$0.0080
Third Quarter	$0.0088	$0.0035
Fourth Quarter	$0.0081	$0.0035

On August 26, 2019, the closing price of our stock was $0.0045 per share and we had approximately 689 stockholders of record. Because most of our Common Stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy

On February 22, 2007, our Board of Directors adopted a semi-annual dividend payment policy, subject to determination by our Board of Directors in light of our financial condition, other possible applications of our available resources, and relevant business considerations. We paid no dividends during the fiscal years ended May 31, 2019 and 2018 and have not paid any dividends since April 9, 2007.

Equity Compensation Plan Information

Our stockholders previously approved our 2006 Stock Option Plan. The following table sets forth certain information concerning aggregate stock options authorized for issuance under our 2006 Stock Option Plan as of May 31, 2019. For a narrative description of the material features of the plan, refer to footnote 7 of our consolidated financial statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plan approved by security holders	1,600,000	$0.03	–

As of May 31, 2019, there are no shares available for future issuance under our 2006 Stock Option Plan as the plan expired on March 31, 2016.

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS CONCERNING FUTURE EVENTS AND PERFORMANCE OF OUR COMPANY. YOU SHOULD NOT RELY ON THESE FORWARD-LOOKING STATEMENTS, BECAUSE THEY ARE ONLY PREDICTIONS BASED ON OUR CURRENT EXPECTATIONS AND ASSUMPTIONS. MANY FACTORS COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THESE FORWARD-LOOKING STATEMENTS. YOU SHOULD REVIEW CAREFULLY THE RISK FACTORS IDENTIFIED IN THIS REPORT AS SET FORTH BELOW AND UNDER THE CAPTION “RISK FACTORS.” UNLESS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISION OF THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE THEY ARE MADE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Overview

In June 2005, we entered into a series of agreements with TPL and others to facilitate the pursuit of unlicensed users of our intellectual property. Over the years we, TPL and TPL’s affiliate, Alliacense, have entered into various agreements regarding licensing and litigation of the MMP portfolio. Pursuant to a July 2014 Novation Agreement with Alliacense PDS engaged a second licensing agent for the MMP portfolio in October 2014 and on May 11, 2015 PDS terminated Alliacense as licensing agent due to the inability of Alliacense to fulfill its obligations under the Novation Agreement. In August 2016, PDS and Alliacense entered into an agreement which requires Alliacense to: cooperate with reasonable discovery requests, provide support to litigation counsel, and deliver certain materials to PDS’s second licensing agent. Pursuant to the August 2016 agreement, MMP Licensing, LLC will provide MMP portfolio commercialization services to PDS for certain companies. PDS is currently pursuing a litigation strategy, which includes our intent to file a petition for a writ of certiorari with the Supreme Court of the United States in regards to a decision by the United States Court of Appeals for the Federal Circuit, stemming from litigation in U.S. District Court against multiple companies alleged to be infringers of the MMP portfolio. We continue to believe that the significant investment in legal effort and costs incurred to date at PDS is necessary for the protection of our interests in the MMP portfolio and its future success, although to date it has generated mixed results.

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

On April 12, 2019, we entered into an agreement with Artius Bioconsulting LLC (“Artius”), to evaluate the potential of establishing a systems integration company that develops a blockchain based technology platform that could be implemented throughout the drug development process. We believe there is an opportunity to improve drug development through the use of blockchain, and believe blockchain technologies have the potential to be uniquely suited for creating efficiencies to improve how drugs are tested and developed, while ultimately leading to reduced costs. Pursuant to the agreement, Artius will research, analyze and report its findings in exchange for $151,000. The analysis by Artius is on-going as we continue to evaluate the results of this engagement.

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

On August 26, 2019, PDS’s cash balance was $235,000. Management’s plans for the continued operation of PDS rely on the ability of PDS to obtain license agreements to cover its operational costs. PDS has experienced a decline in licensing revenues and has not obtained significant license revenues since September 2013 and it is unclear when any additional licensing revenues may be generated.

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

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, lowered the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our consolidated balance sheet. Given that our current deferred tax assets, with the exception of those representing certain refundable tax credits, are offset by a full valuation allowance, these changes had no net impact on our consolidated balance sheet. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

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

RESULTS OF OPERATIONS

Comparison of fiscal 2019 and 2018

	May 31, 2019	May 31, 2018
Selling, general and administrative	$734,062	$1,047,127

Selling, general and administrative expenses decreased from approximately $1,047,000 for the fiscal year ended May 31, 2018 to approximately $734,000 for the fiscal year ended May 31, 2019. The decrease consisted of approximately $210,000 primarily due to salary, severance, benefits and office rental associated with a staffing reduction in late fiscal 2018; approximately $66,000 primarily due to a board member volunteering to cease taking board fees; approximately $35,000 primarily due to the absence of shareholder meeting costs; approximately $24,000 in reduced insurance expense and approximately $8,000 in accounting services, offset by an increase of approximately $29,000 in consulting primarily due to the Artius blockchain study.

	May 31, 2019	May 31, 2018
Other income (expense):
Interest income	$28,711	$26,669
Other income	–	3,867
Equity in loss of affiliated company	(91,512)	(242,615)
Total other expense, net	$(62,801)	$(212,079)

Our other income and expense for the fiscal years ended May 31, 2019 and 2018 included equity in the loss of PDS of approximately $(92,000) and $(243,000), respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The decrease in the loss of PDS is due to the reduction of PDS legal costs in fiscal 2019.

	May 31, 2019	May 31, 2018
Loss before provision (benefit) for income taxes	$(796,863)	$(1,259,206)

Loss before provision (benefit) for income taxes decreased from approximately $(1,259,000) for the fiscal year ended May 31, 2018 to approximately $(797,000) for the fiscal year ended May 31, 2019 due to decreases in both “Selling, general and administrative” and “Total other expense, net” as discussed above.

Provision (benefit) for income taxes

During the fiscal years ended May 31, 2019 and 2018, we recorded a provision (benefit) for income taxes related to federal and California taxes of approximately $2,000 and $(50,000) respectively, the decrease in benefit primarily due to the recognition in the prior year of AMT credit carryforwards as a result of new Federal tax legislation.

Net loss

Net loss decreased from approximately $(1,209,000) for the fiscal year ended May 31, 2018 to approximately $(798,000) for the fiscal year ended May 31, 2019 due to decreases in “Selling, general and administrative” and “Total other expense, net”, offset by a decrease in the benefit for income taxes, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash and cash equivalents and short-term investment balances decreased from approximately $2,298,000 as of May 31, 2018 to approximately $1,537,000 as of May 31, 2019. We also have restricted cash of approximately $199,000 and $22,000 as of May 31, 2019 and 2018, respectively. Total current assets decreased from approximately $2,327,000 as of May 31, 2018 to $1,764,000 as of May 31, 2019. Total current liabilities were approximately $228,000 and $85,000 as of May 31, 2019 and May 31, 2018, respectively. The change in our working capital position as of May 31, 2019 as compared with May 31, 2018 is primarily due to the inability of PDS to generate revenues and provide partnership distributions sufficient to cover our operating expenses.

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

On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code. On March 5, 2018, TPL’s Motion for Entry of Final Decree Closing Chapter 11 was granted. In the event we are required to provide funding to PDS that is not reciprocated by TPL, our ownership percentage in PDS will increase and we will have a controlling financial interest in PDS; in which case, we will consolidate PDS in our consolidated financial statements.

Cash Flows From Operating Activities

Cash used in operating activities for the fiscal years ended May 31, 2019 and 2018 was approximately $761,000 and $880,000, respectively. The principal components of the current year were the net loss of $798,000, increases in prepaid expenses and other current assets of $23,000, and decreases in accounts payable, accrued expenses and other of $34,000, offset by equity in loss of affiliated company of $92,000. The principal components of the prior fiscal year were the net loss of approximately $1,209,000 and deferred income taxes of approximately $52,000, offset by equity in loss of affiliated company of approximately $243,000 and decreases in prepaid expenses and other current assets of approximately $105,000.

Cash Flows From Investing Activities

Cash provided by investing activities for the fiscal years ended May 31, 2019 and 2018 was approximately $177,000 and $2,199,000, respectively. Cash provided by investing activities for the current fiscal year was approximately comprised of $177,000, representing amounts previously held by a third party in conjunction with the Company’s acquisition of Crossflo. Cash activities for the prior fiscal year were primarily attributable to sales and purchases of marketable securities.

Capital Resources

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

OFF-BALANCE SHEET ARRANGEMENTS

As of May 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which was subsequently amended by ASUs 2015-14, 2016-08, 2016-10, 2016-12, and 2016-20. ASU 2014-09, as amended, supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and creates a new ASC Topic 606 (“ASC 606”). ASU 2014-09, as amended, implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The new revenue standards are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period (fiscal year 2019 for the Company). Our adoption of this guidance effective June 1, 2018, did not have a significant impact on the Company’s consolidated financial statements or the financial statements of PDS.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The issue addressed in ASU 2016-15 that will affect the Company is classifying distributions received from equity method investments. The guidance provides an accounting policy election for classifying distributions received from equity method investments using either a cumulative earnings approach or a nature of distributions approach. The Company adopted this standard on June 1, 2018. The adoption did not have a material effect on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on June 1, 2018 by using the retrospective transition method, which required the following disclosures and changes to the presentation of its consolidated financial statements: cash, cash equivalents, and restricted cash reported on the consolidated statements of cash flows now includes restricted cash of $198,843 and $21,559 as of May 31, 2019 and 2018, respectively, as well as previously reported cash and cash equivalents.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The accounting standard update also updates certain presentation and disclosure requirements. The Company adopted ASU 2016-01 during the year ended May 31, 2019. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, as amended ("ASC 842"), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASC 842 effective June 1, 2019 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, the Company will carry forward the assessment of whether its contracts contain or are leases, classification of its leases and remaining lease terms. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which removes, modifies, and adds various disclosure requirements on fair value measurements in Topic 820. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The Company does not expect a significant impact from adopting this update on its consolidated financial statements.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Interim Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2019 based on the criteria set forth in Internal Control — Integrated Framework – 2013 update issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, and after considering the controls implemented to mitigate the impact resulting from insufficient accounting personnel discussed below, our management concluded that our internal control over financial reporting was effective as of May 31, 2019.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In the course of completing its assessment of internal control over financial reporting as of May 31, 2019, management did not identify any material weaknesses but did identify a significant deficiency in the number of personnel available to serve the Company’s accounting function, specifically management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate the significant deficiency with current personnel, we are mitigating its potential impact, primarily through greater involvement of our Board of Directors in the review and monitoring of financial transaction processing and financial reporting.

Inherent Limitations on Internal Control

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of preventing and detecting misstatements on a timely basis. It is possible to design into the process safeguards to reduce, though not eliminate, the risk that misstatements are not prevented or detected on a timely basis.

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

NAME	AGE	POSITION and TERM
Carlton M. Johnson, Jr.	59	Interim CEO (since April 1, 2019) Director (since August 2001)
Gloria H. Felcyn	72	Director (since October 2002)
Clifford L. Flowers	61	Chief Financial Officer/Secretary (since September 17, 2007) Interim CEO (October 5, 2009 to March 31, 2019) Director (since January 19, 2011)

CARLTON M. JOHNSON, JR. Carlton Johnson became our Interim CEO on April 1, 2019, has served as a director of the Company since 2001, and is Chairman of the Executive Committee of the Board of Directors. From June 1996 through March 2013, Mr. Johnson served as in-house legal counsel for Roswell Capital Partners, LLC and related entities. Mr. Johnson has been admitted to the practice of law in Alabama since 1986, Florida since 1988 and Georgia since 1997. He has been a shareholder in the Pensacola, Florida AV- rated law firm of Smith, Sauer, DeMaria Johnson and was President-Elect of the 500 member Escambia-Santa Rosa Bar Association. He also served on the Florida Bar Young Lawyers Division Board of Governors. Mr. Johnson earned a degree in History/Political Science at Auburn University and a Juris Doctor at Samford University - Cumberland School of Law. Mr. Johnson served on the board of directors of Peregrine Pharmaceuticals, Inc., a publicly held emerging bio-tech company from 1999 through November 2017. From May 2009 to March 2012, Mr. Johnson served on the board of directors of Cryoport, Inc., a publicly held company providing cost-efficient frozen shipping to biopharmaceutical and biotechnology industries. Mr. Johnson served as chairman of Cryoport’s compensation committee and as a member of its audit committee and nomination and governance committee. From November 2009 to December 2011, Mr. Johnson served on the board of directors of ECOtality, Inc., a leader in clean electric transportation and storage technologies. Mr. Johnson served on the audit committee and nominating committee of ECOtality.

The Board of Directors concluded that Mr. Johnson should serve as a director in light of the extensive public company finance and corporate governance experience that he has obtained through serving on the boards and audit committees of Peregrine Pharmaceuticals, Inc., Cryoport, Inc., and ECOtality, Inc.

GLORIA H. FELCYN. Gloria Felcyn has served as a director of the Company since October 2002 and is the Chairman of the Audit Committee of the Board of Directors. From 1982 through April 2018, Ms. Felcyn was principal in her own certified public accounting firm, during which time she represented Helmut Falk Sr. and nanoTronics, along with other major individual and corporate clients in Silicon Valley. Following Mr. Falk’s death, Ms. Felcyn represented his estate and family trust as Executrix and Trustee of the Falk Estate and The Falk Trust.  Prior to establishing her firm, Ms. Felcyn worked for the national accounting firm of Hurdman and Cranston from 1969 through 1970 and Price Waterhouse & Co. in San Francisco and New York City from 1970 through 1976, during which period she represented major Fortune 500 companies. Subsequent to that, Ms. Felcyn worked in the field of international tax planning with a major real estate syndication company in Los Angeles until 1982 when she decided to start her own practice in Northern California. Ms. Felcyn retired from public accounting effective April 2018. A major portion of Ms. Felcyn’s past practice was “Forensic Accounting”, which involves valuation of business entities and investigation of assets. Ms. Felcyn has published tax articles for “The Tax Advisor” and co-authored a book published in 1982, “International Tax Planning”. Ms. Felcyn has a degree in Business Economics from Trinity University and is a retired member of the American Institute of CPAs. Ms. Felcyn remains a substantial shareholder in the Company and is currently serving as an unpaid director.

The Board of Directors concluded that Ms. Felcyn should serve as a director and the chairperson of the Audit Committee in light of the extensive financial and accounting experience that she has obtained over her career.

CLIFFORD L. FLOWERS. Cliff Flowers became our Chief Financial Officer and Secretary on September 17, 2007. Mr. Flowers served as Interim CEO from October 5, 2009 to March 31, 2019 and was elected a director of the Company on January 19, 2011. From May 2007 to September 17, 2007, Mr. Flowers was the interim CFO for BakBone Software Inc., working as a consultant on behalf of Resources Global Professionals, Inc. From June 2004 through December 2006, Mr. Flowers was the senior vice president of finance and operations and CFO for Financial Profiles, Inc., a developer and marketer of software for the financial planning industry. Prior to joining Financial Profiles, Mr. Flowers served as CFO of Xifin, Inc., a provider of hosted software services to the commercial laboratory marketplace. Prior to Xifin, Mr. Flowers served for nine years in positions of increasing responsibility at Previo, Inc., a developer and marketer of various PC and server-based products, including back up and business continuity offerings. As CFO of Previo, Mr. Flowers’ global responsibilities included all financial operations and legal affairs. He earlier served as an audit manager with Price Waterhouse, LLP. Mr. Flowers is a graduate of San Diego State University with a B.S. summa cum laude in Business Administration with an emphasis in accounting.

The Board of Directors concluded that Mr. Flowers should serve as a director due to his leadership and financial experience combined with the perspective and experience he brings as our current Chief Financial Officer and Corporate Secretary.

Board Leadership Structure

Our bylaws provide that the Chairman of the Board shall preside over all meetings of the Board of Directors. Our bylaws also state that the Chairman of the Board shall serve as the Chief Executive Officer unless determined otherwise by our Board. Our Board of Directors has not appointed a Chairman. During meetings of our Board of Directors, Mr. Johnson, who is our interim Chief Executive Officer, acts as Chairman of the Board. We have not appointed a lead independent director.

The Board has determined that its current structure is in the best interests of the Company and its stockholders. We believe that Ms. Felcyn’s independence and participation on the Audit Committee and the Compensation Committee maintains a level of independent oversight of management that is appropriate for the Company.

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

Audit Committee

We have an Audit Committee (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act, currently comprised of: Gloria H. Felcyn (Committee Chair) and Carlton M. Johnson, Jr. Ms. Felcyn is independent as defined under the applicable rules of the SEC and NASDAQ Stock Market LLC (“NASDAQ”) listing standards. The Board of Directors has determined that Gloria H. Felcyn, who serves on the Audit Committee, is an “audit committee financial expert” as defined in applicable SEC rules. The Board of Directors has appointed Mr. Johnson to the Audit Committee, even though he is not independent, because it believes it is in the best interests of the Company to have two Directors on the Audit Committee at the current time due to the Company’s limited resources.

Director Legal Proceedings

During the past ten years, no director, executive officer or nominee for our Board of Directors has been involved in any legal proceedings that are material to an evaluation of their ability or integrity to become our director or executive officer.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes the compensation of the named executive officers for the fiscal years ended May 31, 2019 and 2018. For fiscal 2019 and 2018, the named executive officers are our Interim Chief Executive Officer and our Chief Financial Officer.

Summary Compensation Table

For Fiscal Years Ended May 31, 2019 and 2018

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)	All Other Compensation ($) (1)	Total Compensation ($)
Carlton M. Johnson, Jr.	2019	$122,400	(2)	$–	$–	$–	$122,400
Interim CEO since April 1, 2019

Clifford L. Flowers, CFO	2019	$327,750		$–	$–	$–	$327,750
Interim CEO through March 31, 2019

Clifford L. Flowers, CFO	2018	327,750		$–	–	$6,766	$334,516
and Interim CEO

1. 2.

See the All Other Compensation Table below for details.

Mr. Johnson’s compensation includes salary subsequent to his appointment as Interim CEO of $20,400. Prior to the Interim CEO appointment, Mr. Johnson was compensated as a Company director in the amount of $72,000, and from Phoenix Digital Solutions as a Managing Member in the amount of $30,000.

All Other Compensation Table

For Fiscal Years Ended May 31, 2019 and 2018

Name and Principal Position	Year	401(k) Company Match ($)	Total ($)
Clifford L. Flowers, CFO	2018	$6,766	$6,766
and Interim CEO

The following table shows the number of shares covered by exercisable and un-exercisable options held by our named executive officers as of May 31, 2019.

Outstanding Equity Awards

As of May 31, 2019

Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date
Carlton M. Johnson, Jr.	500,000	–	$0.03	5/4/2020
Clifford L. Flowers	600,000	–	$0.03	5/4/2020

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

Director Compensation

As described more fully below, this table summarizes the annual cash compensation for our non-employee directors during the fiscal year ended May 31, 2019.

Director Compensation

For Fiscal Year Ended May 31, 2019

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)	All Other Compensation	Total Compensation ($)
Gloria H. Felcyn	$–	(1)	$–	$–	$–

1.	Ms. Felcyn discontinued taking director compensation during fiscal 2018 and did not receive any compensation during the fiscal year ended May 31, 2019.

Director Outstanding Equity Awards

As of May 31, 2019

Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date
Gloria H. Felcyn	500,000	–	$0.03	5/4/2020

Other

We reimburse all directors for travel and other necessary business expenses incurred in the performance of their services for us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 26, 2019, the stock ownership of each of our officers and directors, of all our officers and directors as a group, and of each person known to us to be a beneficial owner of 5% or more of our Common Stock. The number of shares of Common Stock outstanding as of August 26, 2019, was 401,392,948. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. Each individual’s address is 2038 Corte Del Nogal, Suite 141, Carlsbad, California 92011-1478.

Name	Amount & Nature of Beneficial Ownership	Percent of Class
Gloria H. Felcyn, CPA	1,451,690 (1)	*
Carlton M. Johnson, Jr.	1,025,000 (2)	*
Clifford L. Flowers	675,000 (3)	*
All directors & officers as a group (3 persons)	3,151,690 (4)	0.79%

* Less than 1%

(1)	Includes 500,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 26, 2019.

(2)	Includes 500,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 26, 2019.

(3)	Includes 600,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 26, 2019.

(4)	Includes 1,600,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of August 26, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Directors, Executive Officers and Principal Stockholders

There were no transactions, or series of transactions during the fiscal years ended May 31, 2019 or 2018, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $120,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater stockholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest other than as described below.

Director Independence

Our Board of Directors has determined that Gloria H. Felcyn, CPA qualifies as “independent,” as defined by the listing standards of NASDAQ. Our other director, Carlton M. Johnson, Jr., is no longer independent because he is currently serving as the company’s Interim Chief Executive Officer. Mr. Johnson, who is not independent, is a member of our Audit Committee and our Compensation Committee of our Board of Directors.

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

Audit Fees

During the fiscal years ended May 31, 2019 and 2018, the aggregate fees billed by our principal accountants for professional services rendered for the audit of our annual consolidated financial statements, and reviews of quarterly consolidated financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings were $62,700 per year.

Audit-Related Fees

None.

Tax Fees

During the fiscal years ended May 31, 2019 and 2018, the aggregate fees billed by our principal accountants for tax compliance, tax advice and tax planning rendered on our behalf were $9,295 and $9,618, respectively, which are related to the preparation of federal and state income tax returns.

All Other Fees

Our principal accountants billed no fees for the fiscal years ended May 31, 2019 and 2018, except as disclosed above.

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

Patriot Scientific Corporation

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2019 and 2018

Consolidated Statements of Operations for the Years Ended May 31, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the Years Ended May 31, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended May 31, 2019 and 2018

Notes to Consolidated Financial Statements

Phoenix Digital Solutions, LLC

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Balance Sheets as of May 31, 2019 and 2018

Statements of Operations for the Years Ended May 31, 2019 and 2018

Statements of Members’ Equity for the Years Ended May 31, 2019 and 2018

Statements of Cash Flows for the Years Ended May 31, 2019 and 2018

Notes to Financial Statements

2.	Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the consolidated financial statements or notes thereof.

3.	Exhibits. Those exhibits marked with a (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list. Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements.

Exhibit No.	Document

2.1	Agreement and Plan of Merger dated August 4, 2008, among the Company, PTSC Acquisition 1 Corp, Crossflo Systems, Inc. and the Crossflo principal officers, incorporated by reference to Exhibit 99.1 to Form 8-K filed August 11, 2008 (Commission file No. 000-22182)

3.1	Original Articles of incorporation of the Company’s predecessor, Patriot Financial Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, (Commission file No. 33-23143-FW)

3.2	Articles of Amendment of Patriot Financial Corporation, as filed with the Colorado Secretary of State on July 21, 1988, incorporated by reference to Exhibit 3.2 to registration statement on Form S-18, (Commission file No. 33-23143-FW)

3.3	Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 24, 1992, incorporated by reference to Exhibit 3.3 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.3.1	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 18, 1995, incorporated by reference to Exhibit 3.3.1 to Form 10-KSB for the fiscal year ended May 31, 1995 (Commission file No. 000-22182)

3.3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on June 24, 1997, incorporated by reference to Exhibit 3.3.2 to Form 10-KSB for the fiscal year ended May 31, 1997, filed July 18, 1997 (Commission file No. 000-22182)

3.3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 28, 2000, incorporated by reference to Exhibit 3.3.3 to Registration Statement on Form S-3 filed May 5, 2000 (Commission file No. 333-36418)

3.3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on May 6, 2002, incorporated by reference to Exhibit 3.3.4 to Form 10-Q for the quarterly period ended February 28, 2009, filed April 9, 2009 (Commission file No. 000-22182)

3.3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on October 16, 2003, incorporated by reference to Exhibit 3.3.5 to Registration Statement on Form SB-2 filed May 21, 2004 (Commission file No. 333-115752)

3.3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on April 29, 2005, incorporated by reference to Exhibit 3.3.6 to Form 10-Q for the quarterly period ended February 28, 2009, filed April 9, 2009 (Commission file No. 000-22182)

3.3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 14, 2005, incorporated by reference to Exhibit 3.3.7 to Form 10-Q for the quarterly period ended February 28, 2009, filed April 9, 2009 (Commission file No. 000-22182)

3.3.8	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 18, 2009, incorporated by reference to Exhibit 3.3.8 to Form 10-K for the fiscal year ended May 31, 2009, filed August 14, 2009 (Commission file No. 000-22182)

3.4	Articles and Certificate of Merger of Patriot Financial Corporation into the Company dated May 1, 1992, with Agreement and Plan of Merger attached thereto as Exhibit A, incorporated by reference to Exhibit 3.4 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.5	Certificate of Merger issued by the Delaware Secretary of State on May 8, 1992, incorporated by reference to Exhibit 3.5 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.6	Certificate of Merger issued by the Colorado Secretary of State on May 12, 1992, incorporated by reference to Exhibit 3.6 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.7	Bylaws of the Company, incorporated by reference to Exhibit 3.7 to Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

3.7.1	Amendment to bylaws of the Company, incorporated by reference to Exhibit 3.7.1 to our Current Report on Form 8-K dated November 4, 2010 (Commission file No. 000-22182)

4.1	Specimen common stock certificate, incorporated by reference to Exhibit 4.1 Form 8-K dated May 12, 1992 (Commission file No. 33-23143-FW)

4.2†	2006 Stock Option Plan of the Company as amended and restated, incorporated by reference to Appendix C to the Company Proxy Statement filed September 22, 2008 (Commission file No. 000-22182)

4.3*	Description of Securities

10.1	Master Agreement, dated as of June 7, 2005, by and among the Company, Technology Properties Limited Inc., a California corporation and Charles H. Moore, an individual, incorporated by reference to Exhibit 10.40 to Form 8-K filed June 15, 2005 (Commission file No. 000-22182)

10.2	Commercialization Agreement dated as of June 7, 2005 by and among the JV LLC, Technology Properties Limited Inc., a California corporation, and the Company, incorporated by reference to Exhibit 10.41 to Form 8-K filed June 15, 2005 (Commission file No. 000-22182)

10.3	Limited Liability Company Operating Agreement of JV LLC, a Delaware limited liability company, dated as of June 7, 2005, incorporated by reference to Exhibit 10.42 to Form 8-K filed June 15, 2005 (Commission file No. 000-22182)

10.4†	Employment Agreement dated September 17, 2007 by and between the Company and Clifford L. Flowers, incorporated by reference to Exhibit 10.1 to Form 8-K filed September 19, 2007 (Commission file No. 000-22182)

10.5	Form of Indemnification Agreement by and between the Company and the Board of Directors, incorporated by reference to Exhibit 10.6 to Form 10-K filed August 29, 2011 (Commission file No. 000-22182)

10.6	Licensing Program Services Agreement effective July 11, 2012 among Phoenix Digital Solutions, LLC, Alliacense Limited, LLC, Technology Properties Limited, LLC and the Company, incorporated by reference to Exhibit 10.7 to Form 8-K filed July 17, 2012 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement.)

10.7	Agreement effective July 11, 2012 between Technology Properties Limited, LLC and the Company, incorporated by reference to Exhibit 10.8 to Form 8-K filed July 17, 2012 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement.)
10.8	Agreement effective July 17, 2012 among Phoenix Digital Solutions, LLC, Alliacense Limited, LLC, Technology Properties Limited, LLC and the Company, incorporated by reference to Exhibit 10.9 to Form 8-K filed July 17, 2012 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement.)

10.9	Agreement effective July 24, 2014 among Phoenix Digital Solutions, LLC and Alliacense Limited, LLC, incorporated by reference to Exhibit 10.10 to Form 8-K filed July 30, 2014 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement.)

10.10	Letter agreement dated October 10, 2014 between Phoenix Digital Solutions, LLC and Dominion Harbor Group, LLC, incorporated by reference to Exhibit 10.10 to Form 8-K filed October 16, 2014 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement.)

10.11	Agreement effective August 10, 2016 among Phoenix Digital Solutions, LLC, MMP Licensing LLC and Alliacense Limited, LLC, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 16, 2016 (Commission file No. 000-22182) (Confidential treatment has been requested with respect to portions of this agreement.)

10.12†	Amended and Restated Employment Agreement dated December 30, 2016 by and between the Company and Clifford L. Flowers, incorporated by reference to Exhibit 10.1 to Form 8-K filed January 6, 2017 (Commission file No. 000-22182)

10.22	Consulting Agreement effective as of April 12, 2019 between the Company and Artius Bioconsulting, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 15, 2019 (Commission file No. 000-22182)

14.1	Code of Ethics for Senior Financial Officers incorporated by reference to Exhibit 14.1 to Form 10-K for the fiscal year ended May 31, 2003, filed August 29, 2003 (Commission file No. 000-22182)

21*	List of subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Clifford L. Flowers, Interim CEO, pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2*	Certification of Clifford L. Flowers, CFO, pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1*	Certification of Clifford L. Flowers, Interim CEO and CFO, pursuant to 18 U.S.C. Section 1350

99.1	Form of Incentive Stock Option Agreement to the Company’s 2006 Stock Option Plan incorporated by reference to Exhibit 99.10 on Form 10-K for the fiscal year ended May 31, 2009, filed August 14, 2009 (Commission file No. 000-22182)

99.2	Form of Non-Qualified Stock Option Agreement to the Company’s 2006 Stock Option Plan incorporated by reference to Exhibit 99.11 on Form 10-K for the fiscal year ended May 31, 2009, filed August 14, 2009 (Commission file No. 000-22182)

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 29, 2019	PATRIOT SCIENTIFIC CORPORATION

/s/ CLIFFORD L. FLOWERS
Clifford L. Flowers
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CARLTON M. JOHNSON, JR.	Interim Chief Executive Officer, Director (Principal Executive Officer)	August 29, 2019
Carlton M. Johnson, Jr.

/s/ CLIFFORD L. FLOWERS	Chief Financial Officer, Director (Principal Financial Officer and Principal Accounting Officer)	August 29, 2019
Clifford L. Flowers

/s/ GLORIA H. FELCYN	Director	August 29, 2019
Gloria H. Felcyn

Patriot Scientific Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Patriot Scientific Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Patriot Scientific Corporation and subsidiaries (the "Company") as of May 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit of $61.1 million at May 31, 2019, and has incurred recurring losses and used significant amounts of cash in its operations. The Company’s only significant potential source of cash generation is licensing revenues from its affiliated company; however, the affiliated company has not generated significant licensing revenues since 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Costa Mesa, California

August 29, 2019

Patriot Scientific Corporation

Consolidated Balance Sheets

May 31,	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$787,086	$2,297,890
Restricted cash and cash equivalents	198,843	21,559
Investments in marketable securities	750,000	–
Prepaid income tax	–	2,285
Prepaid expenses and other current assets	28,003	5,287
Total current assets	1,763,932	2,327,021

Property and equipment, net	814	1,303
Deferred income taxes	52,156	52,156
Investment in affiliated company	107,861	199,373
Total assets	$1,924,763	$2,579,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,868	$44,744
Accrued expenses and other	219,344	40,095
Total current liabilities	228,212	84,839
Total liabilities	228,212	84,839

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at May 31, 2019 and 2018	4,382	4,382
Additional paid-in capital	77,444,062	77,444,062
Accumulated deficit	(61,126,025)	(60,327,562)
Common stock held in treasury, at cost – 36,849,670 shares at May 31, 2019 and 2018	(14,625,868)	(14,625,868)
Total stockholders’ equity	1,696,551	2,495,014
Total liabilities and stockholders’ equity	$1,924,763	$2,579,853

See accompanying notes to consolidated financial statements

Patriot Scientific Corporation

Consolidated Statements of Operations

Years Ended May 31,	2019	2018
Operating expenses:
Selling, general and administrative	$734,062	$1,047,127
Total operating expenses	734,062	1,047,127

Other income (expense):
Interest income	28,711	26,669
Other income	–	3,867
Equity in loss of affiliated company	(91,512)	(242,615)
Total other expense, net	(62,801)	(212,079)

Loss before provision (benefit) for income taxes	(796,863)	(1,259,206)

Provision (benefit) for income taxes	1,600	(49,756)

Net loss	$(798,463)	$(1,209,450)

Basic loss per common share	$–	$–

Diluted loss per common share	$–	$–

Weighted average number of common shares outstanding – basic	398,548,318	398,548,318
Weighted average number of common shares outstanding – diluted	398,548,318	398,548,318

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amounts	Capital	Deficit	Stock	Equity
Balance, June 1, 2017	401,392,948	$4,382	$77,444,062	$(59,118,112)	$(14,625,868)	$3,704,464
Net loss	–	–	–	(1,209,450)	–	(1,209,450)
Balance, May 31, 2018	401,392,948	4,382	77,444,062	(60,327,562)	(14,625,868)	2,495,014
Net loss	–	–	–	(798,463)	–	(798,463)
Balance, May 31, 2019	401,392,948	$4,382	$77,444,062	$(61,126,025)	$(14,625,868)	$1,696,551

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation

Consolidated Statements of Cash Flows

Years Ended May 31,	2019	2018
Operating activities:
Net loss	$(798,463)	$(1,209,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	489	763
Accrued interest income	–	3,396
Equity in loss of affiliated company	91,512	242,615
Loss on disposal of property and equipment	–	1,276
Deferred income taxes	–	(52,156)
Changes in operating assets and liabilities:
Prepaid income tax	2,285	–
Prepaid expenses and other current assets	(22,716)	105,134
Accounts payable, accrued expenses and other	(33,873)	28,252
Net cash used in operating activities	(760,766)	(880,170)

Investing activities:
Proceeds from sales of marketable securities	–	4,900,000
Purchases of marketable securities	(750,000)	(2,700,000)
Purchase of property and equipment	–	(1,465)
Crossflo acquisition liability	177,246	–
Net cash provided by investing activities	(572,754)	2,198,535

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,333,520)	1,318,365
Cash, cash equivalents, and restricted cash, beginning of year	2,319,449	1,001,084
Cash, cash equivalents, and restricted cash, end of year	$985,929	$2,319,449

Reconciliation of cash, cash equivalents and restricted cash at end of year:
Cash and cash equivalents	$787,086	$2,297,890
Restricted cash	198,843	21,559
	$985,929	$2,319,449
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,600	$2,400

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

Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At May 31, 2019, the Company has an accumulated deficit of $61,126,025, and has incurred recurring losses and used significant amounts of cash in its operations. As of May 31, 2019, the Company had cash and cash equivalents and marketable securities of approximately $1,537,000 and working capital of approximately $1,536,000. Our only significant potential source of cash is PDS. PDS has not generated significant license revenues since September 2013. Therefore, our ability to continue and expand our operations is highly dependent on the amount of cash and cash equivalents and marketable securities on hand combined with our ability to raise additional capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash on hand will not satisfy our operational and capital requirements through twelve months from the date of filing on this Form 10-K.

Cash shortfalls currently experienced by PDS will have an adverse effect on our liquidity. To date, we have determined that it is in the best interests of the Moore Microprocessor Patent (“MMP”) licensing program that we provide our 50% share of capital to provide for PDS expenses including legal retainers and litigation related payments in the event license revenues received by PDS are insufficient to meet these needs. We believe contributions to PDS to fund working capital may be required.

PDS had been incurring significant third-party costs for legal fees, expert testimony, depositions and other related litigation costs. We could be required to make capital contributions to PDS for any future litigation related costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

PDS is currently pursuing a litigation strategy, which includes the intent to file a petition for a writ of certiorari with the Supreme Court of the United States in regards to a decision by the United States Court of Appeals for the Federal Circuit, stemming from litigation in U.S. District Court against multiple companies alleged to be infringers of the MMP portfolio. We continue to believe that the significant investment in legal effort and costs incurred to date at PDS is necessary for the protection of our interests in the MMP portfolio and its future success, although to date it has generated mixed results.

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

On April 12, 2019, we entered into an agreement with Artius Bioconsulting LLC, (“Artius”), to evaluate the potential of establishing a company that develops a platform that could be implemented throughout the drug development process utilizing blockchain technologies. The analysis by Artius is on-going as we continue to evaluate the results of this engagement. In the event the next steps in the development of a blockchain based business are undertaken, it is expected that funding from external sources will be required.

There are a number of uncertainties associated with our financial projections that could increase our projected expenses, which would further accelerate cash usage. Additionally, if we are unable to realize satisfactory cash from operations in the near future, we will be required to seek additional financing to continue our operations. We will also require additional financing to develop or acquire new lines of business. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. Any additional equity financing may involve substantial dilution to our then existing stockholders. The above matters raise substantial doubt regarding our ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated balance sheets at May 31, 2019 and 2018 and consolidated statements of operations for the fiscal years ended May 31, 2019 and 2018 include our accounts and those of our wholly owned and inactive subsidiary PDSG which includes Crossflo Systems, Inc. (“Crossflo”). All significant intercompany accounts and transactions have been eliminated. During March 2018, we dissolved our inactive subsidiary Plasma Scientific Corporation.

Financial Instruments and Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, and investments in marketable securities.

We invest our cash and cash equivalents primarily in money market funds and certificates of deposit. Cash and cash equivalents are maintained with high quality financial institutions, the composition and maturities of which are regularly monitored by management. At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation. We perform ongoing evaluations of these financial institutions to limit our concentration of risk exposure.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts payable and accrued expenses and other. The carrying value of these financial instruments approximates fair value because of the immediate or short-term maturity of the instruments. The fair value of certain of our cash equivalents is determined based on quoted prices in active markets for identical assets or Level 1 inputs. The fair value of our investments in certificates of deposit is determined based on quoted prices in non-active markets for identical assets or Level 2 inputs. We believe that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

Cash Equivalents, Restricted Cash, and Marketable Securities

We consider all highly liquid investments acquired with a maturity of three months or less from the purchase date to be cash equivalents.

Restricted cash and cash equivalents at May 31, 2019 and 2018 consist of a savings account held as collateral for our corporate credit card account. Restricted cash and cash equivalents at May 31, 2019 is also comprised of amounts previously held by a third party in conjunction with the Company’s acquisition of Crossflo.

Investments in Marketable Securities

We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. Our investments in marketable securities have been classified and accounted for as held-to-maturity based on management’s investment intentions relating to these securities. Held-to-maturity marketable securities are stated at amortized cost which approximates fair value. We follow the authoritative guidance to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in fair value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.

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

On December 22, 2017, the United States Government passed the Tax Cuts and Jobs Act (“Tax Cuts Act”) that, among other provisions, has lowered the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our consolidated balance sheet. The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance regarding accounting for the income tax effects of the Tax Cuts Act, including the impact of the Tax Cuts Act on deferred tax assets and liabilities for financial statements issued in the reporting period that includes the enactment date of December 22, 2017. Given that our current deferred tax assets, with the exception of those representing certain refundable tax credits, are offset by a full valuation allowance, these changes had no net impact on our consolidated balance sheet. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

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

Income (Loss) Per Share

Basic income (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

For the fiscal years ended May 31, 2019 and 2018, potential common shares of 1,600,000 and 2,600,000, respectively, related to our outstanding options were not included in the calculation of diluted loss per share as we recorded a loss. Had we reported net income for the years ended May 31, 2019 and 2018, no shares of common stock would have been included in the calculation of diluted income per share using the treasury stock method.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates. On an ongoing basis we evaluate our estimates, including, but not limited to: fair values of investments in marketable securities, the use, recoverability, and /or realizability of certain assets, including investments in affiliated companies and deferred tax assets.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The issue addressed in ASU 2016-15 that will affect the Company is classifying distributions received from equity method investments. The guidance provides an accounting policy election for classifying distributions received from equity method investments using either a cumulative earnings approach or a nature of distributions approach. The Company adopted this standard on June 1, 2018. The adoption did not have a material effect on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on June 1, 2018 by using the retrospective transition method, which required the following disclosures and changes to the presentation of its consolidated financial statements: cash, cash equivalents and restricted cash reported on the consolidated statements of cash flows now includes restricted cash of $198,843 and $21,559 as of May 31, 2019 and 2018, respectively, as well as previously reported cash and cash equivalents.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The accounting standard update also updates certain presentation and disclosure requirements. The Company adopted ASU 2016-01 during the year ended May 31, 2019. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, as amended ("ASC 842"), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASC 842 effective June 1, 2019 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, the Company will carry forward the assessment of whether its contracts contain or are leases, classification of its leases and remaining lease terms. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which removes, modifies, and adds various disclosure requirements on fair value measurements in Topic 820. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The Company does not expect a significant impact from adopting this update on its consolidated financial statements.

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

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at May 31, 2019 Using
	Fair Value at May 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$49,149	$49,149	$–	$–
Money market funds	237,937	237,937	–	–
Certificates of deposit	500,000	–	500,000	–
Restricted cash and cash equivalents	198,843	198,843	–	–
Investments in marketable securities:
Certificates of deposit	750,000	–	750,000	–
Total	$1,735,929	$485,929	$1,250,000	$–

		Fair Value Measurements at May 31, 2018 Using
	Fair Value at May 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$31,622	$31,622	$–	$–
Money market funds	1,265,505	1,265,505	–	–
Certificates of deposit	1,000,763	–	1,000,763	–
Restricted cash and cash equivalents	21,559	21,559	–	–
Total	$2,319,449	$1,318,686	$1,000,763	$–

We purchase certificates of deposit with varying maturity dates. The following table summarizes the purchase date maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2019:

	May 31, 2019
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$500,000	$–	$500,000
Due in greater than three months	750,000	–	750,000
Total	$1,250,000	$–	$1,250,000

We purchase certificates of deposit with varying maturity dates. The following table summarizes the purchase date maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2018:

	May 31, 2018
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$1,000,763	$–	$1,000,763

4. Property and Equipment

Property and equipment consisted of the following at May 31, 2019 and 2018:

	2019	2018
Computer equipment and software	$9,082	$9,082
Furniture and fixtures	3,147	3,147
	12,229	12,229
Less: accumulated depreciation	(11,415)	(10,926)
Net property and equipment	$814	$1,303

Depreciation expense related to property and equipment was $489 and $763 for the years ended May 31, 2019 and 2018, respectively.

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

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three-member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There had not been a third management committee member since May 2010; however, as a result of our initiation of arbitration seeking the appointment of a third member, on December 16, 2014, an independent manager to the PDS management committee was selected by the arbitrator. Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. No such contributions were made during the fiscal years ended May 31, 2019 and 2018. Distributable cash and allocation of profits and losses have been allocated to the members in the priority defined in the LLC Agreement.

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

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net loss during the fiscal years ended May 31, 2019 of $91,512, and May 31, 2018 of $242,615, as a decrease in our investment. We have recorded our share of PDS’s net loss as “Equity in loss of affiliated company” in the accompanying consolidated statements of operations for the years ended May 31, 2019 and 2018.

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

PDS’s balance sheets at May 31, 2019 and 2018 and statements of operations for the years ended May 31, 2019 and 2018 are as follows:

Balance Sheets

Assets:

	2019	2018
Cash	$237,655	$351,746
Prepaid expenses	–	48,825
Total assets	$237,655	$400,571

Liabilities and Members’ Equity:

	2019	2018
Payables	$21,933	$1,826
Members’ equity	215,722	398,745
Total liabilities and members’ equity	$237,655	$400,571

Statements of Operations

	2019	2018
Revenues	$–	$–
Expenses	182,223	484,431
Loss before provision for income taxes and foreign taxes	(182,223)	(484,431)
Provision for income taxes and foreign taxes	800	800
Net loss	$(183,023)	$(485,231)

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

In 2010, we determined that the inability of Holocom to meet its business plan, raise capital, and the general economic environment were indicators of impairment on our investment and we wrote-off our cost basis investment in Holocom. At May 31, 2019 and 2018, our investment in Holocom was valued at $0.

6. Accrued Expenses and Other

At May 31, 2019 and 2018, accrued expenses and other consisted of the following:

	2019	2018
Crossflo acquisition liability	$177,244	$–
Compensation and benefits	42,100	40,095
Total	$219,344	$40,095

7. Stockholders’ Equity

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market. The repurchase plan has no maximum number of shares and is solely at the discretion of the Board of Directors. The repurchase plan has no set expiration date.

There were no share repurchases during the years ended May 31, 2019 and 2018.

2006 Stock Option Plan

The 2006 Stock Option Plan, as amended, which expired in March 2016, provided for the granting of options to acquire up to 10,000,000 shares, with a limit of 8,000,000 Incentive Stock Option (“ISO”) shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2006 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). As of May 31, 2019, options to purchase 1,600,000 shares of common stock are outstanding under the 2006 Stock Option Plan.

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

A summary of option activity for the year ended May 31, 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2018	2,600,000	$0.06
Options granted	–	–
Options exercised	–	–
Options forfeited/expired	(1,000,000)	0.10
Options outstanding at May 31, 2019	1,600,000	$0.03	0.93	$–
Options vested and expected to vest at May 31, 2019	1,600,000	$0.03	0.93	$–
Options exercisable at May 31, 2019	1,600,000	$0.03	0.93	$–

The aggregate intrinsic value in the table above represents the differences in market price at the close of the fiscal year ($0.003 per share on May 31, 2019) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.003 per share) on May 31, 2019.

8. Income Taxes

The provision (benefit) for income taxes is as follows for the years ended May 31:

	2019	2018
Current:
Federal	$–	$–
State	1,600	2,400
Total current	1,600	2,400

Deferred:
Federal	–	(52,156)
State	–	–
Total deferred	–	(52,156)

Total provision (benefit)	$1,600	$(49,756)

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended May 31:

	2019	2018
Statutory federal income tax rate	21.00%	28.62%
State income tax rate, net of Federal effect	(0.16)%	(0.14)%
Change in tax rate	– %	(293.28)%
Stock option expense	(1.77)%	– %
Tax credits	– %	4.14%
Other	(0.04)%	(0.01)%
Change in valuation allowance	(19.23)%	264.62%
Effective income tax rate	(0.20)%	(3.95)%

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets are as follows as of May 31:

	2019	2018
Deferred tax assets (liabilities):
State taxes	$336	$504
Accrued expenses	9,570	9,938
Investment in affiliated company	442,065	443,497
Basis difference in property and equipment	(92)	155
Stock based compensation expense	10,315	30,306
Impairment of note receivable	231,180	231,180
Capital loss carryover	104	104
Net operating loss carryforwards	7,330,976	7,118,899
Credit carryover	109,786	109,786
Valuation allowance	(8,082,084)	(7,892,213)
Net deferred tax asset	$52,156	$52,156

On December 22, 2017, the United States Government passed the Tax Cuts and Jobs Act (“Tax Cuts Act”) that, among other provisions, lowered the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our consolidated balance sheet. The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance regarding accounting for the income tax effects of the Tax Cuts Act, including the impact of the Tax Cuts Act on deferred tax assets and liabilities for financial statements issued in the reporting period that includes the enactment date of December 22, 2017. Given that our current deferred tax assets, with the exception of those representing certain refundable tax credits, are offset by a full valuation allowance, these changes will have no net impact on our consolidated balance sheet. The estimated effect of the legislation in 2018 was a reduction in the deferred tax assets and the corresponding valuation allowance of $3,693,088. Additionally, the AMT credit carryforwards will now be a refundable credit; therefore the valuation allowance on the federal AMT credits in the amount of $52,156 has been released.

We have federal and state net operating loss carryforwards available to offset future taxable income of approximately $26,029,000 and $21,095,000, respectively, at May 31, 2019. These carryforwards begin to expire in the years ending May 31, 2025 and 2028, respectively.

We follow authoritative guidance which defines criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Interest and penalties relating to underpayment of income taxes are recorded in general and administrative expense. As of May 31, 2019, we are subject to U.S. Federal income tax examinations for the tax years May 31, 2007 through May 31, 2019, and we are subject to state and local income tax examinations for the tax years May 31, 2007 through May 31, 2019 due to the carryover of net operating losses related to PDSG from previous years.

We have no liability relating to unrecognized tax benefits under the authoritative guidance for the fiscal years ended May 31, 2019 and 2018.

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

On June 27, 2019, Plaintiffs applied for an extension to September 7, 2019 in order to file a petition for a writ of certiorari with the Supreme Court of the United States as a result of the United States Court of Appeals outcome. On July 3, 2019 the application for extension was approved.

401(k) Plan

On March 29, 2018, we terminated our Section 401(k) plan pursuant to a plan to reduce corporate expenses. Our retirement plan complied with Section 401(k) of the Internal Revenue Code and all employees were eligible to participate in the plan. We matched 100% of elective deferrals subject to a maximum of 4% of the participant’s eligible earnings. Our participants vested 33% per year over a three year period in their matching contributions. Our matching contribution during the fiscal year ended May 31, 2018 was $14,153.

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

Operating Lease

Our current facility operating lease is on a month to month basis. Rental expense is presented in the following table:

	Year Ended	Year Ended
	May 31, 2019	May 31, 2018
Rental expense	$9,320	$17,985

10. Subsequent Events

We have evaluated subsequent events after the consolidated balance sheet date and through the filing date of this Annual Report, and based on our evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Phoenix Digital Solutions, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Management Committee

Phoenix Digital Solutions, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Phoenix Digital Solutions, LLC (the "Company") as of May 31, 2019 and 2018, the related statements of operations, members' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Costa Mesa, California

August 29, 2019

Phoenix Digital Solutions, LLC

Balance Sheets

May 31,	2019	2018

ASSETS

Current assets:
Cash	$237,655	$351,746
Prepaid expenses	–	48,825
Total assets	$237,655	$400,571

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$21,933	$1,826

Commitments and Contingencies

Members’ equity	215,722	398,745

Total liabilities and members’ equity	$237,655	$400,571

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Operations

Years Ended May 31,	2019	2018

Operating expenses:
General and administrative	$182,223	$484,431

Loss before provision for income taxes and foreign taxes	(182,223)	(484,431)

Provision for income taxes and foreign taxes	800	800

Net loss	$(183,023)	$(485,231)

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Members’ Equity

Years Ended May 31, 2019 and 2018

Balance June 1, 2017	$883,976
Net loss	(485,231)
Balance May 31, 2018	398,745
Net loss	(183,023)
Balance May 31, 2019	$215,722

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Cash Flows

Years Ended May 31,	2019	2018
Operating activities:
Net loss	$(183,023)	$(485,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	48,825	(22,447)
Accounts payable and accrued expenses	20,107	(4,756)
Net cash used in operating activities	(114,091)	(512,434)

Net decrease in cash	(114,091)	(512,434)
Cash, beginning of year	351,746	864,180
Cash, end of year	$237,655	$351,746

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$800	$800

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

Going Concern and Management’s Plans

At August 26, 2019, the Company’s cash balance was $235,000. The ability of PDS to continue as a going concern is dependent on its ability to generate or obtain sufficient cash to meet its obligations on a timely basis. The Company will need to generate proceeds from new license agreements or obtain equity or debt financing from its members to fund its planned operating expenses and working capital requirements for the foreseeable future. Currently, the Company has no commitments to obtain additional capital from sources outside of that which may be contributed by the members, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”) which superseded most prior revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. We adopted the requirements of the new standard as of June 1, 2018 using the modified retrospective transition method applied to those contracts that were not completed as of June 1, 2018. Accordingly, all periods prior to June 1, 2018 are presented in accordance with ASC Topic 605, “Revenue Recognition” (“ASC 605”).

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

The Company recognizes revenue from technology license agreements when control is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those licenses. Revenue recognition is evaluated through the five steps outlined within the guidance. Implementation of the guidance provided by the new accounting standard did not have a material impact on the Company’s consolidated financial statements. There were no open contracts as of both May 31, 2019 and 2018.

The Company expenses legal and other costs to obtain a contract as incurred as revenues to be generated from these costs are not certain.

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

Legal Fees

For the years ended May 31, 2019 and 2018, the Company’s current legal service provider accounted for $69,164 and $376,738, respectively, of legal costs associated with the litigation of the Moore Microprocessor Patent (“MMP”) portfolio. For the years ended May 31, 2019 and 2018, the Company’s prior legal service provider accounted for $7,299 and $11,298, respectively, of legal costs associated with the litigation of the MMP portfolio. These amounts are included in general and administrative expense in the accompanying statements of operations.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, as amended ("ASC 842"), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASC 842 effective June 1, 2019 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, the Company will carry forward the assessment of whether its contracts contain or are leases, classification of its leases and remaining lease terms. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and its accounts payable and accrued expenses. The carrying value of these financial instruments approximates fair value because of the immediate or short-term maturity of the instruments.

4. Prepaid Expenses

At May 31, 2019 and 2018 prepaid expenses consist of:

	2019	2018
Directors and officers insurance premium	$–	$30,291
Management fees	–	13,334
Franchise tax	–	5,200
Total	$–	$48,825

5. Formation of Joint Venture and Commercialization Agreement

The Company, a joint venture, has two members: TPL and PTSC. Each member owns 50% of the membership interests of the Company. Each member has the right to appoint one member of the three-member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. As of May 31, 2019 there is not a third member in place.

Contribution Requirements

Pursuant to the Company’s Limited Liability Company Operating Agreement (the “LLC Agreement”), the members agreed to establish a working capital fund for the Company of $4,000,000, of which each member contributed $2,000,000. The working capital fund increased to a maximum of $8,000,000 as license revenues are achieved. The members are obligated to fund future working capital requirements at the discretion of the management committee of the Company in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither member is required to contribute more than $2,000,000 in any fiscal year. No contributions were made during the fiscal years ended May 31, 2019 and 2018. Distributable cash and allocation of profits and losses are allocated to the members in the priority defined in the LLC Agreement.

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

There were no accounts payable balances due to the Company’s current law firm as of May 31, 2019 and 2018. At May 31, 2019 $18,000 of expenses were accrued for services provided by the Company’s current law firm.

Transactions with the Company’s current law firm for the fiscal years ended May 31, 2019 and 2018 were as follows:

	2019	2018
Legal costs	$69,164	$376,738

Accounts payable balances due to the Company’s prior legal service provider as of May 31, 2019 and 2018 were $2,433 and $1,826, respectively.

Transactions with the Company’s prior legal service provider related primarily to the electronic storage of documents for the fiscal years ended May 31, 2019 and 2018 were as follows:

	2019	2018
Legal costs	$7,299	$11,298

6. Commitments and Contingencies

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

