Form 10-Q
period 2019-08-31
PATRIOT SCIENTIFIC CORP
filed 2019-10-11
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

Commission File Number 0-22182

PATRIOT SCIENTIFIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1070278 (I.R.S. Employer Identification No.)

2038 Corte Del Nogal, Suite 141, Carlsbad, California (Address of principal executive offices)	92011 (Zip Code)

(Registrant’s telephone number, including area code): (760) 795-8517

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X ] NO [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
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

On October 10, 2019, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	August 31, 2019	May 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$738,660	$787,086
Restricted cash and cash equivalents	177,247	198,843
Investments in marketable securities	500,000	750,000
Prepaid expenses and other current assets	85,880	28,003
Total current assets	1,501,787	1,763,932

Property and equipment, net	692	814
Deferred income taxes	52,156	52,156
Investment in affiliated company	63,549	107,861
Total assets	$1,618,184	$1,924,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,779	$8,868
Accrued expenses and other	243,512	219,344
Income taxes payable	1,600	–
Total current liabilities	264,891	228,212
Total liabilities	264,891	228,212

Commitments and contingencies	–	–

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at August 31, 2019 and May 31, 2019	4,382	4,382
Additional paid-in capital	77,444,062	77,444,062
Accumulated deficit	(61,469,283)	(61,126,025)
Common stock held in treasury, at cost – 36,849,670 shares at August 31, 2019 and May 31, 2019	(14,625,868)	(14,625,868)
Total stockholders’ equity	1,353,293	1,696,551
Total liabilities and stockholders’ equity	$1,618,184	$1,924,763

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	August 31, 2019	August 31, 2018
Operating expenses:
Selling, general and administrative	$303,037	$203,481
Total operating expenses	303,037	203,481

Other income (expense):
Interest income	5,691	6,943
Equity in loss of affiliated company	(44,312)	(14,780)
Total other expense, net	(38,621)	(7,837)

Loss before income taxes	(341,658)	(211,318)

Provision for income taxes	1,600	1,600

Net loss	$(343,258)	$(212,918)

Basic and diluted loss per common share	$–	$–

Weighted average number of common shares outstanding – basic	398,548,318	398,548,318

Weighted average number of common shares outstanding – diluted	398,548,318	398,548,318

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	August 31, 2019	August 31, 2018
Operating activities:
Net loss	$(343,258)	$(212,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	122	122
Equity in loss of affiliated company	44,312	14,780
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(57,877)	(55,813)
Income taxes payable	1,600	1,600
Accounts payable, accrued expenses and other	35,079	(8,096)
Net cash used in operating activities	(320,022)	(260,325)

Investing activities:
Proceeds from sales of marketable securities	500,000	–
Purchases of marketable securities	(250,000)	–
Net cash provided by investing activities	250,000	–

Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(70,022)	(260,325)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	985,929	2,319,449
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$915,907	$2,059,124

Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$738,660	$2,037,537
Restricted cash and cash equivalents	177,247	21,587
	$915,907	$2,059,124

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the three months ended August 31, 2018
	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Amounts	Capital	Deficit	Stock	Equity
Balance, May 31, 2018	401,392,948	$4,382	$77,444,062	$(60,327,562)	$(14,625,868)	$2,495,014
Net loss	–	–	–	(212,918)	–	(212,918)
Balance, August 31, 2018	401,392,948	$4,382	$77,444,062	$(60,540,480)	$(14,625,868)	$2,282,096

For the three months ended August 31, 2019
	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Amounts	Capital	Deficit	Stock	Equity
Balance, May 31, 2019	401,392,948	$4,382	$77,444,062	$(61,126,025)	$(14,625,868)	$1,696,551
Net loss	–	–	–	(343,258)	–	(343,258)
Balance, August 31, 2019	401,392,948	$4,382	$77,444,062	$(61,469,283)	$(14,625,868)	$1,353,293

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements of Patriot Scientific Corporation (the “Company”, “PTSC”, “Patriot”, “we”, “us” or “our”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Report on Form 10-K for our fiscal year ended May 31, 2019.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented. Operating results for the three month period ended August 31, 2019 are not necessarily indicative of the results that may be expected for the year ending May 31, 2020.

Basis of Consolidation

The condensed consolidated balance sheets at August 31, 2019 and May 31, 2019 include our accounts and those of our inactive subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”). The condensed consolidated statements of operations, cash flows and stockholders’ equity for the three months ended August 31, 2019 and 2018 include our accounts and those of our inactive subsidiaries: PDSG and Plasma Scientific Corporation (“Plasma”). We dissolved Plasma in March 2018. All significant intercompany accounts and transactions have been eliminated.

Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At August 31, 2019, the Company has an accumulated deficit of $61,469,283, and has incurred recurring losses and used significant amounts of cash in its operations. As of August 31, 2019, the Company had cash and cash equivalents and marketable securities of approximately $1,239,000 and working capital of approximately $1,237,000. Our only significant potential source of cash is PDS. PDS has not generated significant license revenues since September 2013. Therefore, our ability to continue and expand our operations is highly dependent on the amount of cash and cash equivalents and marketable securities on hand combined with our ability to raise additional capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash on hand will not satisfy our operational and capital requirements through twelve months from the date of filing on this Form 10-Q.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

PDS is currently pursuing a litigation strategy, which includes the filing, on September 6, 2019, a petition for a writ of certiorari with the Supreme Court of the United States in regards to a decision by the United States Court of Appeals for the Federal Circuit, stemming from litigation in U.S. District Court against multiple companies alleged to be infringers of the MMP portfolio. We continue to believe that the significant investment in legal effort and costs incurred to date at PDS is necessary for the protection of our interests in the MMP portfolio and its future success, although to date it has generated mixed results.

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

On April 12, 2019, we entered into an agreement with Artius Bioconsulting LLC, (“Artius”), to evaluate the potential of establishing a company that develops a platform that could be implemented throughout the drug development process utilizing blockchain technologies. We are anticipating receiving shortly a feasibility report with its analysis. In the event the next steps in the development of a blockchain based business are undertaken, it is expected that funding from external sources will be required.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Income (Loss) Per Share

Basic income (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

At August 31, 2019 and 2018, potential common shares of 1,600,000 related to our outstanding options were not included in the calculation of diluted loss per share as we recorded a loss. Had we reported net income for the three months ended August 31, 2019 and 2018, no shares of common stock would have been included in the calculation of diluted income per share using the treasury stock method.

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

On December 22, 2017, the United States Government passed the Tax Cuts and Jobs Act (“Tax Cuts Act”) that, among other provisions, has lowered the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our condensed consolidated balance sheet. The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance regarding accounting for the income tax effects of the Tax Cuts Act, including the impact of the Tax Cuts Act on deferred tax assets and liabilities for financial statements issued in the reporting period that includes the enactment date of December 22, 2017. Given that our current deferred tax assets, with the exception of those representing certain refundable tax credits, are offset by a full valuation allowance, these changes had no net impact on our condensed consolidated balance sheet. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, as amended ("ASC 842"), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASC 842 effective June 1, 2019 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, the Company will carry forward the assessment of whether its contracts contain or are leases, classification of its leases and remaining lease terms. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements. We have elected the short-term lease recognition exemption for all applicable classes of underlying assets. Short-term leases include only those leases with a term greater than one month and twelve months or less. Short-term leases are not recorded on the consolidated balance sheet, and lease expense on short-term leases is recognized on a straight-line basis over the lease term. The Company elected the “practical expedient package” as permitted under ASC 842. Therefore, the Company has not reassessed whether any expired or existing contracts are, or contain, leases; the Company has not reassessed the lease classification for any expired or existing leases; and the Company has not reassessed initial direct costs for any expired or existing leases. The Company currently leases office space on a month-to-month basis.

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

2. Cash, Cash Equivalents and Restricted Cash

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at August 31, 2019 Using
	Fair Value at August 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$46,048	$46,048	$–	$–
Money market funds	692,612	692,612	–	–
Restricted cash and cash equivalents	177,247	177,247	–	–
Investments in marketable securities:
Certificates of deposit	500,000	–	500,000	–
Total	$1,415,907	$915,907	$500,000	$–

		Fair Value Measurements at May 31, 2019 Using
	Fair Value at May 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$49,149	$49,149	$–	$–
Money market funds	237,937	237,937	–	–
Certificates of deposit	500,000	–	500,000	–
Restricted cash and cash equivalents	198,843	198,843	–	–
Investments in marketable securities:
Certificates of deposit	750,000	–	750,000	–
Total	$1,735,929	$485,929	$1,250,000	$–

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

We purchase certificates of deposit with varying maturity dates. The following tables summarize the purchase date maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of August 31, 2019 and May 31, 2019:

	August 31, 2019 (Unaudited)
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in greater than three months	$500,000	$–	$500,000

	May 31, 2019
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$500,000	$–	$500,000
Due in greater than three months	750,000	–	750,000
	$1,250,000	$–	$1,250,000

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

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three-member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There had not been a third management committee member since May 2010; however, as a result of our initiation of arbitration seeking the appointment of a third member, on December 16, 2014, an independent manager to the PDS management committee was selected by the arbitrator. Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. No such contributions were made during the three months ended August 31, 2019 and 2018. Distributable cash and allocation of profits and losses have been allocated to the members in the priority defined in the LLC Agreement.

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

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net loss during the three months ended August 31, 2019 and 2018 of $44,312 and $14,780, respectively, as a decrease in our investment as “Equity in loss of affiliated company” in the accompanying condensed consolidated statements of operations.

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

PDS’s balance sheets at August 31, 2019 and May 31, 2019 and statements of operations for the three months ended August 31, 2019 and 2018 are as follows:

Balance Sheets

Assets:

	August 31, 2019	May 31, 2019
	(Unaudited)

Cash	$234,758	$237,655
Total assets	$234,758	$237,655

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Liabilities and Members’ Equity:

	August 31, 2019	May 31, 2019
	(Unaudited)

Payables	$107,661	$21,933
Members’ equity	127,097	215,722
Total liabilities and members’ equity	$234,758	$237,655

Statements of Operations

	Three Months Ended August 31,
	2019	2018
	(Unaudited)	(Unaudited)

Expenses	$88,625	$29,559
Net loss	$(88,625)	(29,559)

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

In 2010, we determined that the inability of Holocom to meet its business plan, raise capital, and the general economic environment were indicators of impairment on our investment and we wrote-off our cost basis investment in Holocom. At August 31, 2019 and May 31, 2019, our investment in Holocom was valued at $0.

4. Income Taxes

On December 22, 2017, the United States Government passed the Tax Cuts and Jobs Act (“Tax Cuts Act”) that, among other provisions, has lowered the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our condensed consolidated balance sheet. The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance regarding accounting for the income tax effects of the Tax Cuts Act, including the impact of the Tax Cuts Act on deferred tax assets and liabilities for financial statements issued in the reporting period that includes the enactment date of December 22, 2017. Given that our current deferred tax assets, with the exception of those representing certain refundable tax credits, are offset by a full valuation allowance, these changes had no net impact on our condensed consolidated balance sheet. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

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

A summary of option activity as of August 31, 2019 and changes during the three months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2019	1,600,000	$0.03
Options granted	–	$–
Options exercised	–	$–
Options forfeited/expired	–	$–
Options outstanding at August 31, 2019	1,600,000	$0.03	0.68	$–
Options vested and expected to vest at August 31, 2019	1,600,000	$0.03	0.68	$–
Options exercisable at August 31, 2019	1,600,000	$0.03	0.68	$–

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.004 per share on August 31, 2019) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.004 per share) on August 31, 2019.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

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

On September 6, 2019, Plaintiffs filed a petition for a writ of certiorari with the Supreme Court of the United States as a result of the United States Court of Appeals outcome.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Employment Contracts

In connection with Mr. Flowers’ appointment as the Chief Financial Officer, and commencing on September 17, 2007, we entered into an employment agreement with Mr. Flowers for an initial 120-day term if not terminated pursuant to the agreement, with an extension period of one year and on a continuing basis thereafter. On December 30, 2016, we entered into an amended and restated employment agreement with Mr. Flowers. Pursuant to the amended December 30, 2016 agreement, if Mr. Flowers is terminated without cause or resigns with good reason any time after two years of continuous employment, he is entitled to receive an amount equal to 1.25 times his annual base salary. Mr. Flowers is also entitled to certain payments upon a change of control of the Company if the surviving corporation does not retain him. All such payments are conditional upon the execution of a general release. Mr. Flowers resigned effective October 1, 2019 (see Note 7).

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

7. Subsequent Events

Mr. Clifford L. Flowers, Chief Financial Officer, Secretary, Treasurer and member of the Company’s Board of Directors, resigned his positions effective October 1, 2019. On October 3, 2019, our Board appointed Mr. Carlton Johnson Jr. as the Interim Chief Financial Officer on an interim basis. There were no known disagreements with Mr. Flowers regarding our operations, policies or practices.

In connection with his departure, Mr. Flowers entered into a Separation Agreement and General Release of All Claims as of with the Company (the “Release”). Pursuant to the Release, Mr. Flowers is entitled to receive severance payments equal to $327,750, less all appropriate federal and state tax withholding, which will be made in seven equal installments on the 30th of each month commencing on October 30, 2019 and ending April 30, 2020. The payments under the Release are in lieu of any rights under the employment agreement between Mr. Flowers and the Company. The Release also contains a mutual general release, confidentiality, non-disparagement and other covenants and agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND THE REST OF THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS". SEE ALSO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 2019.

Overview

In June 2005, we entered into a series of agreements with TPL and others to facilitate the pursuit of unlicensed users of our intellectual property. Over the years we, TPL and TPL’s affiliate, Alliacense, have entered into various agreements regarding licensing and litigation of the MMP portfolio. Pursuant to a July 2014 Novation Agreement with Alliacense PDS engaged a second licensing agent for the MMP portfolio in October 2014 and on May 11, 2015, PDS terminated Alliacense as licensing agent due to the inability of Alliacense to fulfill its obligations under the Novation Agreement. In August 2016, PDS and Alliacense entered into an agreement which requires Alliacense to: cooperate with reasonable discovery requests, provide support to litigation counsel, and deliver certain materials to PDS’s second licensing agent. Pursuant to the August 2016 agreement, MMP Licensing, LLC will provide MMP portfolio commercialization services to PDS for certain companies. PDS is currently pursuing a litigation strategy, which includes the filing of a petition for a writ of certiorari with the Supreme Court of the United States in regards to a decision by the United States Court of Appeals for the Federal Circuit, stemming from litigation in U.S. District Court against multiple companies alleged to be infringers of the MMP portfolio. We continue to believe that the significant investment in legal effort and costs incurred to date at PDS is necessary for the protection of our interests in the MMP portfolio.

Management expects to continue to incur significant legal expenses for the continued operation of PDS. PDS has been incurring significant costs pursuant to its litigation activity. We could be required to make capital contributions to PDS for any future litigation related costs in the event that PDS does not receive sufficient licensing revenues to pay these expenses.

On April 12, 2019, we entered into an agreement with Artius Bioconsulting LLC (“Artius”), to evaluate the potential of establishing a systems integration company that develops a blockchain based technology platform that could be implemented throughout the drug development process. We believe there is an opportunity to improve drug development through the use of blockchain, and believe blockchain technologies have the potential to be uniquely suited for creating efficiencies to improve how drugs are tested and developed, while ultimately leading to reduced costs. Pursuant to the agreement, Artius is performing research, analysis and reporting its findings in exchange for $151,000. We are anticipating receiving shortly a feasibility report with its analysis.

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

On October 10, 2019, PDS’s cash balance was $71,009. Management’s plans for the continued operation of PDS rely on the ability of PDS to obtain license agreements to cover its operational costs. PDS has experienced a decline in licensing revenues and has not obtained significant license revenues since September 2013 and it is unclear when any additional licensing revenues may be generated.

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

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, lowered the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our condensed consolidated balance sheet. Given that our current deferred tax assets, with the exception of those representing certain refundable tax credits, are offset by a full valuation allowance, these changes had no net impact on our condensed consolidated balance sheet. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

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

Results of Operations

Comparison of the Three Months Ended August 31, 2019 and Three Months Ended August 31, 2018.

	Three months ended
	August 31, 2019	August 31, 2018
Selling, general and administrative	$303,037	$203,481

Selling, general and administrative expenses increased from approximately $203,000 for the three months ended August 31, 2018 to approximately $303,000 for the three months ended August 31, 2019. The increase consisted primarily of approximately $93,000 attributable to the Artius feasibility study.

	Three months ended
	August 31, 2019	August 31, 2018
Other income (expense):
Interest income	$5,691	$6,943
Equity in loss of affiliated company	(44,312)	(14,780)
Total other expense, net	$(38,621)	$(7,837)

Other income and expense for the three months ended August 31, 2019 and 2018, which includes equity in the loss of affiliated company, PDS, was approximately $(39,000) and $(8,000), respectively. Our investment in PDS is accounted for in accordance with the equity method of accounting for investments. The increase in the equity in the loss of PDS is due to the increase in PDS legal costs associated with the filing of the writ of certiorari with the Supreme Court of the United States.

	Three months ended
	August 31, 2019	August 31, 2018
Loss before income taxes	$(341,658)	$(211,318)

Loss before income taxes increased from approximately $(211,000) for the three months ended August 31, 2018 to approximately $(342,000) for the three months ended August 31, 2019 due to increases in both “Selling, general and administrative” and “Total other expense, net” as discussed above.

Provision for income taxes

During the each of the three months ended August 31, 2019 and August 31, 2018, we recorded a provision for income taxes related to California taxes of $1,600.

Net loss

Net loss increased from approximately $(213,000) for the three months ended August 31, 2018 to approximately $(343,000) for the three months ended August 31, 2019 due to increases in “Selling, general and administrative” and “Total other expense, net”, as discussed above.

Liquidity and Capital Resources

Liquidity

Our cash and cash equivalents and marketable security balances decreased from approximately $1,537,000 as of May 31, 2019 to approximately $1,239,000 as of August 31, 2019. We also have restricted cash of approximately $199,000 and $177,000 as of May 31, 2019 and August 31, 2019, respectively. Total current assets decreased from approximately $1,764,000 as of May 31, 2019 to approximately $1,502,000 as of August 31, 2019. Total current liabilities were approximately $228,000 and $265,000 as of May 31, 2019 and August 31, 2019, respectively. The change in our working capital position as of August 31, 2019 as compared with May 31, 2019 is primarily due to the inability of PDS to generate revenues and provide partnership distributions sufficient to cover our operating expenses.

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

PDS is currently pursuing a litigation strategy, which includes the filing on September 6, 2019 a petition for a writ of certiorari with the Supreme Court of the United States in regards to a decision by the United States Court of Appeals for the Federal Circuit, stemming from litigation in U.S. District Court against multiple companies alleged to be infringers of the MMP portfolio. We continue to believe that the significant investment in legal effort and costs incurred to date at PDS is necessary for the protection of our interests in the MMP portfolio and its future success, although to date it has generated mixed results.

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

On April 12, 2019, we entered into an agreement with Artius Bioconsulting LLC, (“Artius”), to evaluate the potential of establishing a company that develops a platform that could be implemented throughout the drug development process utilizing blockchain technologies. We are anticipating receiving shortly a feasibility report with its analysis. In the event the next steps in the development of a blockchain based business are undertaken, it is expected that funding from external sources will be required.

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

Cash Flows From Operating Activities

Cash used in operating activities was approximately $320,000 and $260,000 for the three months ended August 31, 2019 and 2018, respectively. The principal components of the current period amount were a net loss of approximately $343,000, and an increase in prepaid expenses and other current assets of approximately $58,000, offset by the equity in loss of affiliated company of approximately $44,000 and an increase in accounts payable and accrued expenses of approximately $35,000. The principal components of the prior period were a net loss of approximately $213,000, and an increase in prepaid expenses and other current assets of approximately $56,000 and a decrease in accounts payable and accrued expenses of approximately $8,000, offset by the equity in loss of affiliated company of approximately $15,000.

Cash Flows From Investing Activities

Cash provided by investing activities for the three months ended August 31, 2019 was $250,000, attributable to the net sale of marketable securities. No cash was provided or used in investing activities for the three months ended August 31, 2018.

Capital Resources

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At August 31, 2019, the Company has an accumulated deficit of $61,469,283, and has incurred recurring losses and used significant amounts of cash in its operations. As of August 31, 2019, the Company had cash and cash equivalents and marketable securities of approximately $1,239,000 and working capital of approximately $1,237,000. Our only significant potential source of cash is PDS. PDS has not generated significant license revenues since September 2013. Therefore, our ability to continue and expand our operations is highly dependent on the amount of cash and cash equivalents and marketable securities on hand combined with our ability to raise additional capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash on hand will not satisfy our operational and capital requirements through twelve months from the date of filing on this Form 10-Q.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, as amended ("ASC 842"), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASC 842 effective June 1, 2019 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, the Company will carry forward the assessment of whether its contracts contain or are leases, classification of its leases and remaining lease terms. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements. We have elected the short-term lease recognition exemption for all applicable classes of underlying assets. Short-term leases include only those leases with a term greater than one month and twelve months or less. Short-term leases are not recorded on the consolidated balance sheet, and lease expense on short-term leases is recognized on a straight-line basis over the lease term. The Company elected the “practical expedient package” as permitted under ASC 842. Therefore, the Company has not reassessed whether any expired or existing contracts are, or contain, leases; the Company has not reassessed the lease classification for any expired or existing leases; and the Company has not reassessed initial direct costs for any expired or existing leases. The Company currently leases office space on a month-to-month basis.

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

Risk Factors

We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock. We believe the following to be our most significant risk factors as of the date this report is being filed. The risks and uncertainties described below are not the only ones we face. Please refer to our risk factors contained in our Form 10-K for the year ended May 31, 2019 for additional risk factors.

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

The Report of Independent Registered Public Accounting Firm on our May 31, 2019 consolidated financial statements includes an explanatory paragraph stating that the recurring losses and negative cash flows from operations, combined with our substantial reliance on cash generated by PDS, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we are unable to obtain additional funding, we may have to reduce or discontinue our business operations.

As of August 31, 2019, the Company had cash and cash equivalents and marketable securities of approximately $1,239,000 and working capital of approximately $1,237,000. Therefore, our ability to continue and expand our operations is highly dependent on the amount of cash and cash equivalents and marketable securities on hand combined with our ability to raise additional capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash on hand will not satisfy our operational and capital requirements through twelve months from the date of filing on this Form 10-Q. There are a number of uncertainties associated with our financial projections that could increase our projected expenses, which would further accelerate cash usage. Additionally, if we are unable to realize satisfactory cash from operations in the near future, we will be required to seek additional financing to continue our operations. We will also require additional financing to develop or acquire new lines of business. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. Any additional equity financing may involve substantial dilution to our then existing stockholders. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

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

We are party to a lawsuit regarding the MMP portfolio and have had mixed results in our litigation efforts to date. See Note 6 to our condensed consolidated financial statements and Part II, Item 1. “Legal Proceedings” in this Report on Form 10-K for more information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of August 31, 2019, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our former Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of August 31, 2019, our management, with the participation of our Interim Chief Executive Officer and former Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

Patent Litigation

Our patent litigation with TPL and PDS in the United States District Court for the Northern District of California against Huawei Technologies Co. Ltd., LG Electronics, Nintendo Co. Ltd., Samsung Electronics Co. Ltd., and ZTE Corporation, as described in Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the year ended May 31, 2018, is still ongoing. The U.S. Court of Appeals affirmed the District Court’s determination of non-infringement without written opinion pursuant to Federal Circuit Rule 36 on February 6, 2019. Plaintiffs filed with the Appellate Court a Petition for Rehearing En Banc on March 8, 2019 which was denied by the Court on April 10, 2019. On September 6, 2019, Plaintiffs filed a petition for a writ of certiorari with the Supreme Court of the United States as a result of the United States Court of Appeals outcome.

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

Those exhibits marked with a cross (†) refer to management contracts or compensatory plans or arrangements.

Exhibit No.	Document

31.1*	Certification of Carlton M. Johnson Jr., Interim CEO, pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2*	Certification of Carlton M. Johnson Jr., Interim CFO, pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1*	Certification of Carlton M. Johnson Jr., Interim CEO and Interim CFO, pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: October 11, 2019	PATRIOT SCIENTIFIC CORPORATION /S/ CARLTON M. JOHNSON JR. Carlton M. Johnson Jr. Interim Chief Executive Officer and Interim Chief Financial Officer (Duly Authorized and Principal Financial Officer)

