Form 10-Q
period 2019-11-30
PATRIOT SCIENTIFIC CORP
filed 2020-01-14
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X ] NO [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On January 13, 2020, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	November 30, 2019	May 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$962,949	$787,086
Restricted cash and cash equivalents	177,247	198,843
Investments in marketable securities	–	750,000
Prepaid expenses and other current assets	54,274	28,003
Deferred tax assets	52,156	–
Total current assets	1,246,626	1,763,932

Property and equipment, net	570	814
Deferred income taxes	–	52,156
Investment in affiliated company	34,542	107,861
Total assets	$1,281,738	$1,924,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,607	$8,868
Accrued expenses and other	423,942	219,344
Total current liabilities	441,549	228,212
Total liabilities	441,549	228,212

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at November 30, 2019 and May 31, 2019	4,382	4,382
Additional paid-in capital	77,444,062	77,444,062
Accumulated deficit	(61,982,387)	(61,126,025)
Common stock held in treasury, at cost – 36,849,670 shares at November 30, 2019 and May 31, 2019	(14,625,868)	(14,625,868)
Total stockholders’ equity	840,189	1,696,551
Total liabilities and stockholders’ equity	$1,281,738	$1,924,763

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018

Operating expenses:
Selling, general and administrative	$487,440	$143,925	$790,477	$347,406
Total operating expenses	487,440	143,925	790,477	347,406

Other income (expense):
Interest income	3,343	6,546	9,034	13,489
Equity in loss of affiliated company	(29,007)	(14,743)	(73,319)	(29,523)
Total other expense, net	(25,664)	(8,197)	(64,285)	(16,034)

Loss before income taxes	(513,104)	(152,122)	(854,762)	(363,440)

Provision for income taxes	–	–	1,600	1,600

Net loss	$(513,104)	$(152,122)	$(856,362)	$(365,040)

Basic and diluted loss per common share	$–	$–	$–	$–

Weighted average number of common shares outstanding – basic	398,548,318	398,548,318	398,548,318	398,548,318

Weighted average number of common shares outstanding – diluted	398,548,318	398,548,318	398,548,318	398,548,318

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	November 30, 2019	November 30, 2018

Operating activities:
Net loss	$(856,362)	$(365,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	244	244
Equity in loss of affiliated company	73,319	29,523
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(26,271)	(46,467)
Income taxes payable	–	1,600
Accounts payable, accrued expenses and other	213,337	(44,522)
Net cash used in operating activities	(595,733)	(424,662)

Investing activities:
Proceeds from sales of marketable securities	1,000,000	–
Purchases of marketable securities	(250,000)	–
Net cash provided by investing activities	750,000	–

Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	154,267	(424,662)

Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	985,929	2,319,449

Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$1,140,196	$1,894,787

Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$962,949	$1,873,174
Restricted cash and cash equivalents	177,247	21,613
	$1,140,196	$1,894,787
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,600	$–

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the three months ended November 30, 2019

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Amounts	Capital	Deficit	Stock	Equity
Balance, August 31, 2019	401,392,948	$4,382	$77,444,062	$(61,469,283)	$(14,625,868)	$1,353,293
Net loss	–	–	–	(513,104)	–	(513,104)
Balance, November 30, 2019	401,392,948	$4,382	$77,444,062	$(61,982,387)	$(14,625,868)	$840,189

For the three months ended November 30, 2018

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Amounts	Capital	Deficit	Stock	Equity
Balance, August 31, 2018	401,392,948	$4,382	$77,444,062	$(60,540,480)	$(14,625,868)	$2,282,096
Net loss	–	–	–	(152,122)	–	(152,122)
Balance, November 30, 2018	401,392,948	$4,382	$77,444,062	$(60,692,602)	$(14,625,868)	$2,129,974

For the six months ended November 30, 2019

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Amounts	Capital	Deficit	Stock	Equity
Balance, May 31, 2019	401,392,948	$4,382	$77,444,062	$(61,126,025)	$(14,625,868)	$1,696,551
Net loss	–	–	–	(856,362)	–	(856,362)
Balance, November 30, 2019	401,392,948	$4,382	$77,444,062	$(61,982,387)	$(14,625,868)	$840,189

For the six months ended November 30, 2018

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Amounts	Capital	Deficit	Stock	Equity
Balance, May 31, 2018	401,392,948	$4,382	$77,444,062	$(60,327,562)	$(14,625,868)	$2,495,014
Net loss	–	–	–	(365,040)	–	(365,040)
Balance, November 30, 2018	401,392,948	$4,382	$77,444,062	$(60,692,602)	$(14,625,868)	$2,129,974

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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented. Operating results for the three and six month periods ended November 30, 2019 are not necessarily indicative of the results that may be expected for the year ending May 31, 2020.

Basis of Consolidation

The condensed consolidated balance sheets at November 30, 2019 and May 31, 2019 include our accounts and those of our inactive subsidiary Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”). The condensed consolidated statements of operations, cash flows and stockholders’ equity for the three and six months ended November 30, 2019 and 2018 include our accounts and those of our inactive subsidiaries: PDSG and Plasma Scientific Corporation (“Plasma”). We dissolved Plasma in March 2018. All significant intercompany accounts and transactions have been eliminated.

Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At November 30, 2019, the Company has an accumulated deficit of $61,982,387, and has incurred recurring losses and used significant amounts of cash in its operations. As of November 30, 2019, the Company had cash and cash equivalents and marketable securities of approximately $963,000 and working capital of approximately $805,000.

Historically, we have been a licensing company and entered into a number of agreements to facilitate the pursuit of unlicensed users of our intellectual property. On November 4, 2019, we announced that the Supreme Court of the United States denied our petition for a writ of certiorari with respect to patent litigation previously before the United States Court of Appeals for the Federal Circuit that alleged infringement of the US 5,809,336 patent (the “‘336 patent”) against multiple defendants (see Note 6). Based on this decision, we have halted all licensing efforts as we evaluate the future direction of the Company as we do not have any potential sources of revenue and our joint venture, Phoenix Digital solutions, LLC (“PDS”) has not generated significant license revenues since September 2013.

There are a number of uncertainties associated with our financial projections that could increase our projected expenses, which would further accelerate cash usage. Additionally, we do not expect to realize satisfactory cash from operations over the foreseeable future and we will be required to seek additional financing to continue our operations. We will also require additional financing to develop or acquire new lines of business. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. Further, any additional equity financing, if secured, may involve substantial dilution to our then existing stockholders.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

One opportunity we are evaluating is the potential of establishing a company that develops a data capturing platform that could be implemented throughout the drug development process utilizing blockchain technologies in collaboration with Artius Bioconsulting LLC (“Artius”), under an agreement signed on April 12, 2019. During the quarter ended November 30, 2019, Artius completed and submitted their feasibility report to us and we are currently evaluating next steps. However, there are no assurances that we will be successful in developing this blockchain based business. Further, in the event the next steps in the development of a blockchain-based business are undertaken, it is expected that significant additional funding from external sources will be required. If we are unable to develop or acquire new lines of business, such as those involving blockchain technologies, and/or we are unable to raise additional capital, we will be forced to liquidate the Company in a dissolution under Delaware law or seek protection under the provisions of the U.S. Bankruptcy Code. We currently anticipate, based on currently operations, that our cash on hand will not satisfy our operational and capital requirements through twelve months from the date of filing on this Form 10-Q.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

At November 30, 2019 and 2018, potential common shares of 1,600,000 related to our outstanding options were not included in the calculation of diluted loss per share as we recorded a loss. Had we reported net income for the three and six months ended November 30, 2019 and 2018, no shares of common stock would have been included in the calculation of diluted income per share using the treasury stock method.

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

Income Taxes

We follow authoritative guidance in accounting for uncertainties in income taxes. This authoritative guidance prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under this guidance, we may only recognize tax positions that meet a “more likely than not” threshold.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Intellectual Property Rights

PDS, our investment in affiliated company, has historically relied on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We have seven U.S., nine European, and three Japanese patents all of which expired between August 2009 and October 2016. These patents, while expired, may have certain retrospective statutory benefits that will fully diminish six years after the patent expiration dates. On November 4, 2019, we announced that the Supreme Court of the United States denied our petition for a writ of certiorari with respect to patent litigation previously before the United States Court of Appeals for the Federal Circuit that alleged infringement of the ‘336 patent against multiple defendants. Based on this decision, we have halted all licensing efforts as we evaluate the future direction of the Company.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, as amended ("ASC 842"), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. ASC 842 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASC 842 effective June 1, 2019 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, the Company will carry forward the assessment of whether its contracts contain or are leases, classification of its leases and remaining lease terms. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements. We have elected the short-term lease recognition exemption for all applicable classes of underlying assets. Short-term disclosures include only those leases with a term greater than one month and less than twelve months. Short term leases are not recorded on the balance sheet and expense on short-term leases are recognized on a straight-line basis over the lease term. The Company elected the “practical expedient package” as permitted under ASC 842. Therefore, the Company has not reassessed whether any expired or existing contracts are, or contain, leases; the Company has not reassessed the lease classification for any expired or existing leases; and the company has not reassessed initial direct costs for any expired or existing leases. The Company currently leases office space on a month-to-month basis.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

2. Cash, Cash Equivalents and Restricted Cash

We follow authoritative guidance to account for our marketable securities as held-to-maturity. Under this authoritative guidance, we are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We determine fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment or valuations by third party professionals. The three levels of inputs that we may use to measure fair value are:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity)

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at November 30, 2019 Using
	Fair Value at November 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents:
Cash	$112,949	$112,949	$–	$–
Certificates of deposit	850,000	–	850,000	–
Restricted cash and cash equivalents	177,247	177,247	–	–
Total	$1,140,196	$290,196	$850,000	$–

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

		Fair Value Measurements at May 31, 2019 Using
	Fair Value at May 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents:
Cash	$49,149	$49,149	$–	$–
Money market funds	237,937	237,937	–	–
Certificates of deposit	500,000	–	500,000	–
Restricted cash and cash equivalents	198,843	198,843	–	–
Investments in marketable securities:
Certificates of deposit	750,000	–	750,000	–
Total	$1,735,929	$485,929	$1,250,000	$–

We purchase certificates of deposit with varying maturity dates. The following tables summarize the purchase date maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of November 30, 2019 and May 31, 2019:

	November 30, 2019 (Unaudited)
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$850,000	$–	$850,000

	May 31, 2019
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$500,000	$–	$500,000
Due in greater than three months	750,000	–	750,000
	$1,250,000	$–	$1,250,000

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

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three-member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There had not been a third management committee member since May 2010; however, as a result of our initiation of arbitration seeking the appointment of a third member, on December 16, 2014, an independent manager to the PDS management committee was selected by the arbitrator. Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. No such contributions were made during the three and six months ended November 30, 2019 and 2018. Distributable cash and allocation of profits and losses have been allocated to the members in the priority defined in the LLC Agreement.

On July 11, 2012, we entered into the Program Agreement with PDS, TPL, and Alliacense, and an Agreement (the “TPL Agreement”) with TPL. Pursuant to the Program Agreement, PDS engaged Alliacense to negotiate MMP portfolio licenses and to pursue claims against violators of the MMP portfolio on behalf of PDS, TPL, and the Company. The Program Agreement continued through the useful life of the MMP portfolio patents. Pursuant to the TPL Agreement, we and TPL agreed to certain allocations of obligations in connection with the engagement of Alliacense. On July 24, 2014, the Program Agreement was amended with PDS and Alliacense entering into the Amended Alliacense Services and Novation Agreement (the “Novation Agreement”). Pursuant to the Novation Agreement, certain performance goals and incentives were established for Alliacense. The Novation Agreement also provided for the addition of a second licensing company, which was engaged on October 10, 2014, to complement the MMP licensing commercialization. However, Alliacense fulfilled only a portion of its obligations under the Novation Agreement associated with the deployment of the second licensing company and on May 11, 2015, Alliacense was terminated by PDS.

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

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net loss during the three and six months ended November 30, 2019 of $29,007 and $73,319, respectively, and $14,743 and $29,523, respectively, for the three and six months ended November 30, 2018, as a decrease in our investment as “Equity in loss of affiliated company” in the accompanying condensed consolidated statements of operations.

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

PDS’s balance sheets at November 30, 2019 and May 31, 2019 and statements of operations for the three months ended November 30, 2019 and 2018 are as follows:

Balance Sheets

Assets:

	November 30, 2019	May 31, 2019
	(Unaudited)

Cash	$69,084	$237,655

Total assets	$69,084	$237,655

Liabilities and Members’ Equity:

	November 30, 2019	May 31, 2019
	(Unaudited)

Payables	$–	$21,933
Members’ equity	69,084	215,722
Total liabilities and members’ equity	$69,084	$237,655

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Statements of Operations:

	Three Months Ended		Six Months Ended
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Expenses	$58,013	$29,486	$146,638	$59,045
Net loss	$(58,013)	$(29,486)	$(146,638)	$(59,045)

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

In 2010, we determined that the inability of Holocom to meet its business plan, raise capital, and the general economic environment were indicators of impairment on our investment and we wrote-off our cost basis investment in Holocom. At November 30, 2019 and May 31, 2019, our investment in Holocom was valued at $0.

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

A summary of option activity as of November 30, 2019 and changes during the six months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at June 1, 2019	1,600,000	$0.03
Options granted	–	$–
Options exercised	–	$–
Options forfeited/expired	–	$–

Options outstanding at November 30, 2019	1,600,000	$0.03	0.43	$–

Options vested and expected to vest at November 30, 2019	1,600,000	$0.03	0.43	$–

Options exercisable at November 30, 2019	1,600,000	$0.03	0.43	$–

The aggregate intrinsic value represents the differences in market price at the close of the quarter ($0.0025) per share on November 29, 2019) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.0025 per share) on November 30, 2019.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

6. Commitments and Contingencies

Litigation

Patent Litigation

We, TPL, and PDS (collectively referred to as “Plaintiffs”) are Plaintiffs were in proceedings in the U.S. District Court for the Northern District of California where the Plaintiffs allege infringement of the US 5,809,336 patent (the “‘336 patent”) by: Huawei Technologies Co. Ltd., LG Electronics, Nintendo Co. Ltd., Samsung Electronics Co. Ltd., and ZTE Corporation (collectively referred to as the “Defendants”). This litigation was proceeding in front of District Court Judge Vince Chhabria.

These proceedings relate to the proceedings filed by the Plaintiffs in February 2008 in the U.S. District Court for the Northern District of California alleging infringement of the US 5,440,749 patent (the “‘749 patent”), the US 5,530,890 patent (the “‘890 patent”) and the ‘336 patent against Amazon.com Inc., Barnes & Noble Inc., Garmin Ltd., Huawei Technologies Co. Ltd., Kyocera Corporation, LG Electronics, Nintendo Co. Ltd., Novatel Wireless Inc., Samsung Electronics Co. Ltd., Sierra Wireless Inc., and ZTE Corporation. We have settled with all defendants except those named in the first paragraph to this footnote. On September 18, 2015, a Markman hearing was held before U.S. Magistrate Judge Grewal and, on September 22, 2015, he issued a claim construction report and recommendation. On September 25, 2015, as a result of the claim construction report and recommendation, Plaintiffs and defendants, with the exception of Huawei Technologies Co. Ltd., (“Huawei”) agreed to stay all proceedings pending resolution of Plaintiffs’ objections to the claim construction report and recommendation. Plaintiffs further stipulated that, under the claim construction provided by the report and recommendation, defendants’ products do not infringe the ‘336 patent, and, in the event that the Court does not materially modify the claim construction, Plaintiffs and defendants ask that the Court enter a final judgment of non-infringement. After Plaintiffs and Huawei filed opposing letter briefs with the Court, U.S. Magistrate Judge Grewal stayed the action against Huawei pending resolution of Plaintiffs’ objections to the claim construction. On October 6, 2015, Plaintiffs filed objections to the claim construction with District Court Judge Chhabria. Judge Chhabria rejected those objections on November 9, 2015. Based on that order, the parties stipulated to a judgment of non-infringement as to the ‘336 patent and such judgment was entered on November 13, 2015.

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

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

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

On September 6, 2019 Plaintiffs filed a petition for a writ of certiorari with the Supreme Court of the United States as a result of the United States Court of Appeals outcome.

On November 4, 2019, we announced that the Supreme Court of the United States denied our petition for a writ of certiorari with respect to patent litigation previously before the United States Court of Appeals for the Federal Circuit that alleged infringement of the ‘336 patent against the Defendants (see Note 1).

Employment Contracts

In connection with Cliff Flowers’ appointment as the Chief Financial Officer of the Company, and commencing on September 17, 2007, we entered into an employment agreement with Mr. Flowers for an initial 120-day term if not terminated pursuant to the agreement, with an extension period of one year and on a continuing basis thereafter. On December 30, 2016, we entered into an amended and restated employment agreement with Mr. Flowers. Pursuant to the amended December 30, 2016 agreement, if Mr. Flowers was terminated without cause or resigns with good reason any time after two years of continuous employment, he was entitled to receive an amount equal to 1.25 times his annual base salary. Mr. Flowers was also entitled to certain payments upon a change of control of the Company if the surviving corporation did not retain him. All such payments were conditional upon the execution of a general release. On October 1, 2019, Mr. Flowers and the Company signed a Separation Agreement and General Release of all Claims (“Separation Agreement”). Pursuant to the Separation Agreement, Mr. Flowers resigned on September 30, 2019 and agreed to severance compensation of $327,750, in lieu if any amounts owed under his amended and restated employment agreement, payable in seven equal monthly installments commencing October 30, 2019. As of November 30, 2019, we have a remaining liability of $246,698 included in Accrued expenses and other in the accompanying unaudited condensed consolidated financial statements. There were no known disagreements with Mr. Flowers regarding our operations, policies or practices. The Board appointed Carlton M. Johnson to assume all management roles on an interim basis.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements constituting “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, including statements concerning our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results and prospects, and we rely on the “safe harbor” provisions in those laws. We are including this statement for the express purpose of availing ourselves of the protections of such safe harbors with respect to all such forward-looking statements. The forward-looking statements in this report reflect our current views with respect to future events and financial performance. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “estimates,” “may,” “could,” “should,” “would,” “will,” “shall,” “propose,” “continue,” “predict,” “plan” and similar expressions are generally intended to identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Any forward-looking statement is not a guarantee of future performance.

These forward-looking statements are subject to certain risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to those discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended May 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC. You should read this report completely with the understanding that our actual results may differ materially from what we expect. Unless required by law, we undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Overview

Historically, we have been a licensing company and entered into a number of agreements to facilitate the pursuit of unlicensed users of our intellectual property. On November 4, 2019, we announced that the Supreme Court of the United States denied our petition for a writ of certiorari with respect to patent litigation previously before the United States Court of Appeals for the Federal Circuit that alleged infringement of the ‘336 patent against multiple defendants (see Footnote 6, Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements). Based on this decision, we have halted all licensing efforts as we evaluate the future direction of the Company as we do not have any potential sources of revenue and our joint venture, PDS, has not generated significant license revenues since September 2013.

There are a number of uncertainties associated with our financial projections that could increase our projected expenses, which would further accelerate cash usage. Additionally, we do not expect to realize satisfactory cash from operations over the foreseeable future and we will be required to seek additional financing to continue our operations. We will also require additional financing to develop or acquire new lines of business. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. Further, any additional equity financing, if secured, may involve substantial dilution to our then existing stockholders.

One opportunity we are evaluating is the potential of establishing a company that develops a data capturing platform that could be implemented throughout the drug development process utilizing blockchain technologies in collaboration with Artius Bioconsulting LLC (“Artius”), under an agreement signed on April 12, 2019. During the quarter ended November 30, 2019, Artius completed and submitted their feasibility report to us and we are currently evaluating next steps. However, there are no assurances that we will be successful in developing this blockchain based business. Further, in the event the next steps in the development of a blockchain based business are undertaken, it is expected that significant additional funding from external sources will be required. If we are unable to develop or acquire new lines of business, such as those involving blockchain technologies, and/or we are unable to raise additional capital, we will be forced to liquidate the Company in a dissolution under Delaware law or seek protection under the provisions of the U.S. Bankruptcy Code. We currently anticipate, based on currently operations, that our cash on hand will not satisfy our operational and capital requirements through twelve months from the date of filing on this Form 10-Q.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2019 and the Three Months Ended November 30, 2018.

	Three months ended
	November 30, 2019	November 30, 2018

Selling, general and administrative	$487,440	$143,925

Selling, general and administrative expenses increased approximately $344,000 from approximately $144,000 for the three months ended November 30, 2018 to approximately $487,000 for the three months ended November 30, 2019. The increase consisted primarily of approximately $321,000 in higher compensation expense mostly pertaining to severance amounts for Mr. Flowers. Effective September 30, 2019, Mr. Flowers resigned and Mr. Flowers and the Company signed a Separation Agreement and General Release of all Claims (“Separation Agreement”). Pursuant to the Separation Agreement, Mr. Flowers agreed to severance compensation of $327,750, in lieu if any amounts owed under his amended and restated employment agreement, payable in seven equal monthly installments commencing October 30, 2019. This increase was supplemented by increases in legal fees and feasibility costs of Artius, partially offset by approximately $21,000 in reduced board fees due to a board member volunteering to cease taking board fees.

	Three months ended
	November 30, 2019	November 30, 2018

Other income (expense):
Interest income	$3,343	$6,546
Equity in loss of affiliated company	(29,007)	(14,743)
Total other expense, net	$(25,664)	$(8,197)

Total other expenses increased from approximately $8,000 for the three months ended November 30, 2018 to approximately $26,000 for the three months ended November 30, 2019. The increase primarily consisted of an increase in the equity in the loss of PDS resulting from an increase in PDS legal expenses combined with lower interest income. Our investment in PDS continues to be accounted for in accordance with the equity method of accounting for investments.

	Three months ended
	November 30, 2019	November 30, 2018

Loss before income taxes	$(513,104)	$(152,122)

Loss before income taxes increased from approximately $(152,000) for the three months ended November 30, 2018 to approximately $(513,000) for the three months ended November 30, 2019 for the reasons explained in the preceding “Selling, general and administrative” and “Other income (expense)” comparisons.

Comparison of the Six Months Ended November 30, 2019 and the Six Months Ended November 30, 2018.

	Six months ended
	November 30, 2019	November 30, 2018

Selling, general and administrative	$790,477	$347,406

Selling, general and administrative expenses increased from approximately $347,000 for the six months ended November 30, 2018 to approximately $790,000 for the six months ended November 30, 2019. The increase primarily pertained to higher compensation expense mostly pertaining to severance for Mr. Flowers as mentioned above.

	Six months ended
	November 30, 2019	November 30, 2018

Other income (expense):
Interest income	$9,034	$13,489
Equity in loss of affiliated company	(73,319)	(29,523)
Total other expense, net	$(64,285)	$(16,034)

Total other expenses increased from approximately $16,000 for the six months ended November 30, 2018 to $64,000 for the six months ended November 30, 2019. The increase consisted of an increase in the equity in the loss of PDS resulting from an increase in PDS legal expenses. Our investment in PDS continues to be accounted for in accordance with the equity method of accounting for investments.

	Six months ended
	November 30, 2019	November 30, 2018

Loss before income taxes	$(854,762)	$(363,440)

Loss before income taxes increased from approximately $(363,000) for the six months ended November 30, 2018 to approximately $(855,000) for the six months ended November 30, 2019 for the reasons explained in the preceding “Selling, general and administrative” and “Other income (expense)” comparisons.

Liquidity and Capital Resources

Liquidity

Our cash and cash equivalents and marketable security balances decreased from approximately $1,537,000 as of May 31, 2019 to approximately $963,000 as of November 30, 2019. We also have restricted cash of approximately $199,000 and $177,000 as of May 31, 2019 and November 30, 2019, respectively. Total current assets decreased from approximately $1,764,000 as of May 31, 2019 to approximately $1,247,000 as of November 30, 2019. Total current liabilities were approximately $228,000 and $442,000 as of May 31, 2019 and November 30, 2019, respectively. The change in our working capital position as of November 30, 2019 as compared with May 31, 2019 is primarily due losses incurred due to the inability of PDS to generate revenues and provide partnership distributions sufficient to cover our operating expenses.

In addition, on November 4, 2019, we announced that the Supreme Court of the United States denied our petition for a writ of certiorari with respect to patent litigation previously before the United States Court of Appeals for the Federal Circuit that alleged infringement of the ‘336 patent against multiple defendants. As a result, we currently do not have any potential sources of capital from PDS. Based on this decision, we have halted all licensing efforts as we evaluate the future direction of the Company as we do not have any potential sources of revenue and PDS has not generated significant license revenues since September 2013.

There are a number of uncertainties associated with our financial projections that could increase our projected expenses, which would further accelerate cash usage. Additionally, we do not expect to realize satisfactory cash from operations over the foreseeable future and we will be required to seek additional financing to continue our operations. We will also require additional financing to develop or acquire new lines of business. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. Further, any additional equity financing, if secured, may involve substantial dilution to our then existing stockholders.

One opportunity we are evaluating is the potential of establishing a company that develops a data capturing platform that could be implemented throughout the drug development process utilizing blockchain technologies in collaboration with Artius under an agreement signed on April 12, 2019. During the quarter ended November 30, 2019, Artius completed and submitted their feasibility report to us and we are currently evaluating next steps. However, there are no assurances that we will be successful in developing this blockchain based business. Further, in the event the next steps in the development of a blockchain based business are undertaken, it is expected that significant additional funding from external sources will be required. If we are unable to develop or acquire new lines of business, such as those involving blockchain technologies, and/or we are unable to raise additional capital, we will be forced to liquidate the Company in a dissolution under Delaware law or seek protection under the provisions of the U.S. Bankruptcy Code. We currently anticipate, based on currently operations, that our cash on hand will not satisfy our operational and capital requirements through twelve months from the date of filing on this Form 10-Q.

The above matters raise substantial doubt regarding our ability to continue as a going concern.

Cash Flows From Operating Activities

Cash used in operating activities was approximately $596,000 and $425,000 for the six months ended November 30, 2019 and 2018, respectively. The principal components of the current period amount were primarily attributable to a net loss of approximately $856,000 combined with an increase in prepaid expenses and other current assets of approximately $26,000 offset by an increase in accounts payable and accrued expenses of approximately $213,000, and the equity in loss of affiliated company of approximately $73,000. The principal components of the prior year period amount were primarily attributable to a net loss of approximately $365,000 combined with an increase in prepaid expenses and other current assets of approximately $46,000 and an decrease in accounts payable and accrued expenses of approximately $44,000, offset by the equity in loss of affiliated company of approximately $30,000.

Cash Flows From Investing Activities

Cash provided by investing activities for the six months ended November 30, 2019 was $750,000 attributable to net maturities of marketable securities. No cash was provided or used in investing activities in the same prior year period.

Capital Resources

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At November 30, 2019, the Company has an accumulated deficit of $61,982,387, and has incurred recurring losses and used significant amounts of cash in its operations. As of November 30, 2019, the Company had cash and cash equivalents and marketable securities of approximately $963,000 and working capital of approximately $805,000 and we currently have no potential sources of cash. We will also require additional financing to develop or acquire new technologies or lines of business. If we are unable to develop or acquire new lines of business, such as the blockchain technologies, and we are unable to raise additional capital, we will be forced to halt our operations. We anticipate, based on currently proposed plans and assumptions, that our cash on hand will not satisfy our operational and capital requirements through twelve months from the date of filing on this Form 10-Q.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, as amended ("ASC 842"), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. ASC 842 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASC 842 effective June 1, 2019 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, the Company will carry forward the assessment of whether its contracts contain or are leases, classification of its leases and remaining lease terms. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements. We have elected the short-term lease recognition exemption for all applicable classes of underlying assets. Short-term disclosures include only those leases with a term greater than one month and twelve months or less. Short term leases are not recorded on the balance sheet and expense on short-term leases are recognized on a straight-line basis over the lease term. The Company elected the “practical expedient package” as permitted under ASC 842. Therefore, the Company has not reassessed whether any expired or existing contracts are, or contain, leases; the Company has not reassessed the lease classification for any expired or existing leases; and the company has not reassessed initial direct costs for any expired or existing leases. The Company currently leases office space on a month-to-month basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of November 30, 2019, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Interim Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and our Interim Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of November 30, 2019, our management, with the participation of our Interim Chief Executive Officer/Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

Footnote 6, Commitments and Contingencies—Litigation, in the accompanying unaudited condensed consolidated financial statements is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2019 and those listed below, which could materially affect our business, financial condition or future results.  Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results..

If We Are Unable To Develop Or Acquire New Lines of Business, And/Or We Are Unable To Raise Additional Capital, We Will Be Forced To Liquidate The Company In A Dissolution Under Delaware Law Or Seek Protection Under The Provisions Of The U.S. Bankruptcy Code And, In Either Event, It Is Unlikely That Stockholders Would Receive Any Value For Their Shares.

As of November 30, 2019, the Company had cash and cash equivalents and marketable securities of approximately $963,000 and working capital of approximately $805,000. Historically, we have been a licensing company and entered into a number of agreements to facilitate the pursuit of unlicensed users of our intellectual property. On November 4, 2019, we announced that the Supreme Court of the United States denied our petition for a writ of certiorari with respect to patent litigation previously before the United States Court of Appeals for the Federal Circuit that alleged infringement of the ‘336 patent against multiple defendants (see Footnote 6, Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements). Based on this decision, we have halted all licensing efforts as we evaluate the future direction of the Company as we do not have any potential sources of revenue and our joint venture, PDS, has not generated significant license revenues since September 2013.

There are a number of uncertainties associated with our financial projections that could increase our projected expenses, which would further accelerate cash usage. Additionally, we do not expect to realize satisfactory cash from operations over the foreseeable future and we will be required to seek additional financing to continue our operations. We will also require additional financing to develop or acquire new lines of business. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. Further, any additional equity financing, if secured, may involve substantial dilution to our then existing stockholders.

One opportunity we are evaluating is the potential of establishing a company that develops a data capturing platform that could be implemented throughout the drug development process utilizing blockchain technologies in collaboration with Artius under an agreement signed on April 12, 2019. However, there are no assurances that we will be successful in developing this blockchain based business. Further, in the event the next steps in the development of a blockchain based business are undertaken, it is expected that significant additional funding from external sources will be required. If we are unable to develop or acquire new lines of business, such as those involving blockchain technologies, and/or we are unable to raise additional capital, we will be forced to liquidate the Company in a dissolution under Delaware law or seek protection under the provisions of the U.S. Bankruptcy Code. In either of these events, we might realize significantly less from our assets than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to satisfy obligations to creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we are required to liquidate under Delaware law or the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.

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

10.1†

Separation Agreement and General Release of All Claims between Patriot Scientific Corporation and Cliff Flowers as of October 1, 2019, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 4, 2019 (Commission File No. 000-22182)

31.1*	Certification of Carlton M. Johnson Jr., Interim Chief Executive Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2*	Certification of Carlton M. Johnson Jr., Interim Chief Financial Officer and Principal Financial Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1*	Certification of Carlton M. Johnson Jr., Interim Chief Executive Officer and Interim Chief Financial Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: January 14, 2020

PATRIOT SCIENTIFIC CORPORATION

/S/ CARLTON M. JOHNSON JR.

____________________________________

Carlton M. Johnson Jr. Interim Chief Executive

Officer and Interim Chief Financial Officer

(Duly Authorized and Principal Executive and

Principal Financial Officer)

