Form 10-Q
period 2020-02-29
PATRIOT SCIENTIFIC CORP
filed 2020-04-08
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [X]	Smaller reporting company [X]
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

On April 8, 2020, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	February 29, 2020	May 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$748,829	$787,086
Restricted cash and cash equivalents	177,247	198,843
Investments in marketable securities	–	750,000
Prepaid expenses and other current assets	31,505	28,003
Deferred income taxes	52,156	–
Total current assets	1,009,737	1,763,932

Property and equipment, net	448	814
Deferred income taxes	–	52,156
Investment in affiliated company	34,403	107,861
Total assets	$1,044,588	$1,924,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,434	$8,868
Accrued expenses and other	281,245	219,344
Total current liabilities	305,679	228,212
Total liabilities	305,679	228,212

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at February 29, 2020 and May 31, 2019	4,382	4,382
Additional paid-in capital	77,444,062	77,444,062
Accumulated deficit	(62,083,667)	(61,126,025)
Common stock held in treasury, at cost – 36,849,670 shares at February 29, 2020 and May 31, 2019	(14,625,868)	(14,625,868)
Total stockholders’ equity	738,909	1,696,551
Total liabilities and stockholders’ equity	$1,044,588	$1,924,763

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Operating expenses:
Selling, general and administrative	$103,834	$158,623	$894,311	$506,029
Total operating expenses	103,834	158.623	894,311	506,029

Other income (expense):
Interest income	2,693	8,433	11,727	21,922
Equity in loss of affiliated company	(139)	(33,888)	(73,458)	(63,411)
Total other income (expense), net	2,554	(25,455)	(61,731)	(41,489)

Loss before income taxes	(101,280)	(184,078)	(956,042)	(547,518)

Provision for income taxes	–	–	1,600	1,600

Net loss	$(101,280)	$(184,078)	$(957,642)	$(549,118)

Basic and diluted loss per common share	$–	$–	$–	$–

Weighted average number of common shares outstanding – basic	398,548,318	398,548,318	398,548,318	398,548,318

Weighted average number of common shares outstanding – diluted	398,548,318	398,548,318	398,548,318	398,548,318

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	February 29, 2020	February 28, 2019

Operating activities:
Net loss	$(957,642)	$(549,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	366	366
Equity in loss of affiliated company	73,458	63,411
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,502)	(18,467)
Income taxes payable	–	1,600
Accounts payable, accrued expenses and other	77,467	(29,439)
Net cash used in operating activities	(809,853)	(531,647)

Investing activities:
Proceeds from sales of marketable securities	1,000,000	–
Purchases of marketable securities	(250,000)	–
Crossflo acquisition liability	–	177,246
Net cash provided by investing activities	750,000	177,246

Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(59,853)	(354,401)

Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	985,929	2,319,449

Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$926,076	$1,965,048

Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$748,829	$1,766,161
Restricted cash and cash equivalents	177,247	198,887
	$926,076	$1,965,048
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,600	$–

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the three months ended February 29, 2020

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Amounts	Capital	Deficit	Stock	Equity
Balance, November 30, 2019	401,392,948	$4,382	$77,444,062	$(61,982,387)	$(14,625,868)	$840,189
Net loss	–	–	–	(101,280)	–	(101,280)
Balance, February 29, 2020	401,392,948	$4,382	$77,444,062	$(62,083,667)	$(14,625,868)	$738,909

For the three months ended February 28, 2019

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Amounts	Capital	Deficit	Stock	Equity
Balance, November 30, 2018	401,392,948	$4,382	$77,444,062	$(60,692,602)	$(14,625,868)	$2,129,974
Net loss	–	–	–	(184,078)	–	(184,078)
Balance, February 28, 2019	401,392,948	$4,382	$77,444,062	$(60,876,680)	$(14,625,868)	$1,945,896

For the nine months ended February 29, 2020

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Amounts	Capital	Deficit	Stock	Equity
Balance, May 31, 2019	401,392,948	$4,382	$77,444,062	$(61,126,025)	$(14,625,868)	$1,696,551
Net loss	–	–	–	(957,642)	–	(957,642)
Balance, February 29, 2020	401,392,948	$4,382	$77,444,062	$(62,083,667)	$(14,625,868)	$738,909

For the nine months ended February 28, 2019

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Amounts	Capital	Deficit	Stock	Equity
Balance, May 31, 2018	401,392,948	$4,382	$77,444,062	$(60,327,562)	$(14,625,868)	$2,495,014
Net loss	–	–	–	(549,118)	–	(549,118)
Balance, February 28, 2019	401,392,948	$4,382	$77,444,062	$(60,876,680)	$(14,625,868)	$1,945,896

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements of Patriot Scientific Corporation (the “Company”, “PTSC”, “Patriot”, “we”, “us” or “our”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Report on Form 10-K for our fiscal year ended May 31, 2019. The condensed consolidated balance sheet at May 31, 2019 has been derived from audited financial statements at that date.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented. Operating results for the three and nine month periods ended February 29, 2020 may not necessarily be indicative of the results that may be expected for the full fiscal year ending May 31, 2020.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Patriot Scientific Corporation and those of our inactive subsidiary, Patriot Data Solutions Group, Inc. (“PDSG”) which includes Crossflo Systems, Inc. (“Crossflo”). All intercompany accounts and transactions among the consolidated entities have been eliminated in the unaudited condensed consolidated financial statements.

Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At February 29, 2020, the Company has an accumulated deficit of $62,083,667, and has incurred recurring losses and used significant amounts of cash in its operations. As of February 29, 2020, the Company had cash and cash equivalents of approximately $749,000 and working capital of approximately $704,000.

Historically, we have been a licensing company and have entered into a number of agreements in our pursuit of unlicensed users of our intellectual property. On November 4, 2019, we announced that the Supreme Court of the United States denied our petition for a writ of certiorari with respect to patent litigation previously before the United States Court of Appeals for the Federal Circuit that alleged infringement of the US 5,809,336 patent (the “‘336 patent”) against multiple defendants (see Note 6). As result of this adverse decision, we have halted all licensing efforts as we evaluate the future direction of the Company and a potential new line of business. Currently, we do not have any potential sources of revenue and our joint venture, Phoenix Digital Solutions, LLC (“PDS”) has not generated significant license revenues since September 2013.

In addition, there are a number of uncertainties associated with our financial projections that could increase or expedite our projected expenses, which could negatively impact our cash on hand. Additionally, we do not expect to generate any revenue over the foreseeable future and we will be required to seek additional financing to continue our operations. We will also require additional financing to develop or acquire new lines of business. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. Further, any additional equity financing, if secured, may involve substantial dilution to our then existing stockholders.

One opportunity we are evaluating is the potential of establishing a company that develops a data capturing platform that could be implemented throughout the drug development process utilizing blockchain technologies in collaboration with Artius Bioconsulting LLC (“Artius”), under an agreement signed on April 12, 2019. During the quarter ended November 30, 2019, Artius completed and submitted their feasibility report to us and we are currently evaluating next steps. However, there are no assurances that we will be successful in developing this blockchain based business. Further, in the event the next steps in the development of a blockchain-based business are undertaken, it is expected that significant additional funding from external sources will be required. If we are unable to develop or acquire new lines of business, such as those involving blockchain technologies, and/or we are unable to raise additional capital, we will be forced to liquidate the Company in a dissolution under Delaware law or seek protection under the provisions of the U.S. Bankruptcy Code. We currently anticipate, based on current operations, that our cash on hand will not satisfy our operational and capital requirements through twelve months from the date of filing on this Form 10-Q.

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

At February 29, 2020 and February 28, 2019, potential common shares of 1,000,000 and 1,600,000, respectively, underlying our outstanding stock options were excluded from the calculation of diluted loss per common share as the impact is anti-dilutive during periods of net loss. As such, there was no difference between basic and diluted loss per common share amounts for the three and nine months ended February 29, 2020 and February 28, 2019. Had we reported net income for the three and nine months ended February 29, 2020 and February 28, 2019, no shares of common stock would have been included in the calculation of diluted income per share using the treasury stock method.

In connection with our acquisition of Crossflo, which became a part of PDSG, we issued 2,844,630 escrow shares that are contingent upon certain representations and warranties made by Crossflo at the time of the merger agreement (see Note 6). We exclude these escrow shares from the basic loss per common share calculations and would have included the escrowed shares in the diluted income per common share calculations if we reported net income.

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

On December 22, 2017, the United States Government passed the Tax Cuts and Jobs Act (“Tax Cuts Act”) that, among other provisions, has lowered the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our condensed consolidated balance sheet. The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance regarding accounting for the income tax effects of the Tax Cuts Act, including the impact of the Tax Cuts Act on deferred tax assets and liabilities for financial statements issued in the reporting period that includes the enactment date of December 22, 2017. Given that our current deferred tax assets, with the exception of those representing certain refundable tax credits, are offset by a full valuation allowance, these changes had no net impact on our condensed consolidated balance sheet as of May 31, 2019 and February 29, 2020. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

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

Intellectual Property Rights

PDS, our investment in affiliated company, has historically relied on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We have seven U.S., nine European, and three Japanese patents all of which expired between August 2009 and October 2016. These patents, while expired, may have certain retrospective statutory benefits that will fully diminish six years after the patent expiration dates. On November 4, 2019, we announced that the Supreme Court of the United States denied our petition for a writ of certiorari with respect to patent litigation previously before the United States Court of Appeals for the Federal Circuit that alleged infringement of the ‘336 patent against multiple defendants. Based on this adverse decision, PDS has halted all licensing efforts as we evaluate the future direction of the Company.

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

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at February 29, 2020 Using
	Fair Value at February 29, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents:
Cash	$748,829	$748,829	$–	$–
Restricted cash and cash equivalents	177,247	177,247	–	–
Total	$926,076	$926,076	$–	$–

		Fair Value Measurements at May 31, 2019 Using
	Fair Value at May 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents:
Cash	$49,149	$49,149	$–	$–
Money market funds	237,937	237,937	–	–
Certificates of deposit	500,000	–	500,000	–
Restricted cash and cash equivalents	198,843	198,843	–	–
Investments in marketable securities:
Certificates of deposit	750,000	–	750,000	–
Total	$1,735,929	$485,929	$1,250,000	$–

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

There were no outstanding certificates of deposit as of February 29, 2020.

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

We and TPL each own 50% of the membership interests of PDS, and each member has the right to appoint one member of the three-member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. There had not been a third management committee member since May 2010; however, as a result of our initiation of arbitration seeking the appointment of a third member, on December 16, 2014, an independent manager to the PDS management committee was selected by the arbitrator. Pursuant to the LLC Agreement, we and TPL initially agreed to establish a working capital fund for PDS of $4,000,000, of which our contribution was $2,000,000. The working capital fund was increased to a maximum of $8,000,000 as license revenues are achieved. We and TPL are obligated to fund future working capital requirements at the discretion of the management committee of PDS in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither we nor TPL are required to contribute more than $2,000,000 in any fiscal year. No such contributions were made during the three and nine months ended February 29, 2020 and February 28, 2019. Distributable cash and allocation of profits and losses have been allocated to the members in the priority defined in the LLC Agreement.

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

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net loss during the three and nine months ended February 29, 2020 of $139 and $73,458, respectively, and $33,888 and $63,411, respectively, for the three and nine months ended February 28, 2019, as a decrease in our investment as “Equity in loss of affiliated company” in the accompanying condensed consolidated statements of operations.

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

PDS’s balance sheets at February 29, 2020 and May 31, 2019 and statements of operations for the three and nine months ended February 29, 2020 and February 28, 2019 are as follows:

Balance Sheets

Assets:

	February 29, 2020	May 31, 2019
	(Unaudited)

Cash	$68,806	$237,655

Total assets	$68,806	$237,655

Liabilities and Members’ Equity:

	February 29, 2020	May 31, 2019
	(Unaudited)

Payables	$–	$21,933
Members’ equity	68,806	215,722
Total liabilities and members’ equity	$68,806	$237,655

Statements of Operations:

	Three Months Ended		Nine Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Expenses	$278	$67,778	$146,916	$126,823
Net loss	$(278)	$(67,778)	$(146,916)	$(126,823)

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

In 2010, we determined that the inability of Holocom to meet its business plan, raise capital, and the general economic environment were indicators of impairment on our investment and we wrote-off our cost basis investment in Holocom. At February 29, 2020 and May 31, 2019, our investment in Holocom was valued at $0.

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

A summary of option activity as of February 29, 2020 and changes during the nine months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at June 1, 2019	1,600,000	$0.03
Options granted	–	$–
Options exercised	–	$–
Options forfeited/expired	(600,000)	$0.03

Options outstanding at February 29, 2020	1,000,000	$0.03	0.18	$–

Options vested and expected to vest at February 29, 2020	1,000,000	$0.03	0.18	$–

Options exercisable at February 29, 2020	1,000,000	$0.03	0.18	$–

The aggregate intrinsic value represents the differences in market price per share at the close of the quarter ($0.0018 per share as of February 28, 2020) and the exercise price of outstanding, in-the-money options (those options with exercise prices below $0.0018 per share) on February 29, 2020.

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

Employment Contracts

In connection with Cliff Flowers’ appointment as the Chief Financial Officer of the Company, and commencing on September 17, 2007, we entered into an employment agreement with Mr. Flowers for an initial 120-day term if not terminated pursuant to the agreement, with an extension period of one year and on a continuing basis thereafter. On December 30, 2016, we entered into an amended and restated employment agreement with Mr. Flowers. Pursuant to the amended December 30, 2016 agreement, if Mr. Flowers was terminated without cause or resigns with good reason any time after two years of continuous employment, he was entitled to receive an amount equal to 1.25 times his annual base salary. Mr. Flowers was also entitled to certain payments upon a change of control of the Company if the surviving corporation did not retain him. All such payments were conditional upon the execution of a general release. On October 1, 2019, Mr. Flowers and the Company signed a Separation Agreement and General Release of all Claims (“Separation Agreement”). Pursuant to the Separation Agreement, Mr. Flowers resigned on September 30, 2019 and agreed to severance compensation of $327,750, in lieu if any amounts owed under his amended and restated employment agreement, payable in seven equal monthly installments commencing October 30, 2019. As of February 29, 2020, we have a remaining liability of $97,765 included in Accrued expenses and other in the accompanying unaudited condensed consolidated financial statements. There were no known disagreements with Mr. Flowers regarding our operations, policies or practices. The Board appointed Carlton M. Johnson to assume all management roles on an interim basis.

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

Overview

Historically, we have been a licensing company and have entered into a number of agreements in our pursuit of unlicensed users of our intellectual property. On November 4, 2019, we announced that the Supreme Court of the United States denied our petition for a writ of certiorari with respect to patent litigation previously before the United States Court of Appeals for the Federal Circuit that alleged infringement of the US 5,809,336 patent (the “‘336 patent”) against multiple defendants (see Note 6). As result of this adverse decision, we have halted all licensing efforts as we evaluate the future direction of the Company and a potential new line of business. Currently, we do not have any potential sources of revenue and our joint venture, Phoenix Digital Solutions, LLC (“PDS”) has not generated significant license revenues since September 2013.

In addition, there are a number of uncertainties associated with our financial projections that could increase or expedite our projected expenses, which could negatively impact our cash on hand. Additionally, we do not expect to generate any revenue over the foreseeable future and we will be required to seek additional financing to continue our operations. We will also require additional financing to develop or acquire new lines of business. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. Further, any additional equity financing, if secured, may involve substantial dilution to our then existing stockholders.

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

Results of Operations

Comparison of the Three Months Ended February 29, 2020 and the Three Months Ended February 28, 2019.

	Three months ended
	February 29, 2020	February 28, 2019

Selling, general and administrative	$103,834	$158,623

Selling, general and administrative expenses decreased approximately $55,000 from approximately $159,000 for the three months ended February 28, 2019 to approximately $104,000 for the three months ended February 29, 2020. The decrease consisted primarily of lower compensation expense due to the resignation Mr. Flowers, our former Chief Financial Officer, in September 30, 2019 combined with a decrease in board fees as our board member volunteered to cease taking board fees. This decrease was partially offset with an increase in consulting fees associated with accounting and finance functions.

	Three months ended
	February 29, 2020	February 28, 2019
Other income (expense):
Interest income	$2,693	$8,433
Equity in loss of affiliated company	(139)	(33,888)
Total other expense, net	$2,554	$(25,455)

Total other expenses, net was approximately $25,000 for the three months ended February 28, 2019 compared to other income, net of approximately $3,000 for the three months ended February 29, 2020. The change primarily consisted of a decrease in the equity in the loss of PDS resulting from lower PDS legal expenses as a result of the adverse legal opinion we received on November 4, 2019 (see Note 1 to the interim unaudited consolidated financial statements). Our investment in PDS continues to be accounted for in accordance with the equity method of accounting for investments. In addition, interest income was lower during the current quarter due to a lower cash balance combined with lower interest rates.

	Three months ended
	February 29, 2020	February 28, 2019

Loss before income taxes	$(101,280)	$(184,078)

Loss before income taxes decreased from approximately $(184,000) for the three months ended February 28, 2019 to approximately $(101,000) for the three months ended February 29, 2020 for the reasons explained in the preceding “Selling, general and administrative” and “Other income (expense)” comparisons.

Comparison of the Nine Months Ended February 29, 2020 and the Nine Months Ended February 28, 2019.

	Nine months ended
	February 29, 2020	February 28, 2019

Selling, general and administrative	$894,311	$506,029

Selling, general and administrative expenses increased from approximately $506,000 for the nine months ended February 28, 2019 to approximately $894,000 for the nine months ended February 29, 2020. The current period increase in expenses was primarily due to higher compensation expense mostly associated with severance expense owed to Mr. Flowers, our former Chief Financial Officer. Mr. Flowers resigned on September 30, 2019 and agreed to severance compensation of $327,750, in lieu of any amounts owed under his amended and restated employment agreement, payable in seven equal monthly installments commencing October 30, 2019. In addition, during the current nine-month period, we had an increase in consulting fees, mostly associated with the evaluation of new business opportunities in collaboration with Artius Bioconsulting LLC. These current period increases in expenses were offset by lower board fees as our board member volunteered to cease taking board fees.

	Nine months ended
	February 29, 2020	February 28, 2019
Other income (expense):
Interest income	$11,727	$21,922
Equity in loss of affiliated company	(73,458)	(63,411)
Total other expense, net	$(61,731)	$(41,489)

Total other expenses, net increased from approximately $41,000 for the nine months ended February 28, 2019 to $62,000 for the nine months ended February 29, 2020. The increase consisted of an increase in the equity in the loss of PDS resulting from an increase in PDS legal expenses. Our investment in PDS continues to be accounted for in accordance with the equity method of accounting for investments.

	Nine months ended
	February 29, 2020	February 28, 2019

Loss before income taxes	$(956,042)	$(547,518)

Loss before income taxes increased from approximately $(548,000) for the nine months ended February 28, 2019 to approximately $(956,000) for the nine months ended February 29, 2020 for the reasons explained in the preceding “Selling, general and administrative” and “Other income (expense)” comparisons.

Liquidity and Capital Resources

Liquidity

Our cash and cash equivalents and marketable securities balances decreased from approximately $1,537,000 as of May 31, 2019 to approximately $749,000 as of February 29, 2020. We also have restricted cash of approximately $199,000 and $177,000 as of May 31, 2019 and February 29, 2020, respectively. Total current assets decreased from approximately $1,764,000 as of May 31, 2019 to approximately $1,010,000 as of February 29, 2020. Total current liabilities were approximately $228,000 and $306,000 as of May 31, 2019 and February 29, 2020, respectively. The change in our working capital position as of February 29, 2020 as compared with May 31, 2019 is primarily due our reported net loss for the nine months ended February 29, 2020.

In addition, on November 4, 2019, we announced that the Supreme Court of the United States denied our petition for a writ of certiorari with respect to patent litigation previously before the United States Court of Appeals for the Federal Circuit that alleged infringement of the ‘336 patent against multiple defendants. As a result, we currently do not have any potential sources of capital from PDS. Based on this adverse decision, we have halted all licensing efforts as we evaluate the future direction of the Company as we do not have any potential sources of revenue and PDS has not generated significant license revenues since September 2013.

In addition, there are a number of uncertainties associated with our financial projections that could increase or expedite our projected expenses, which could negatively impact our cash on hand. Additionally, we do not expect to generate any revenue over the foreseeable future and we will be required to seek additional financing to continue our operations. We will also require additional financing to develop or acquire new lines of business. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. Further, any additional equity financing, if secured, may involve substantial dilution to our then existing stockholders.

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

Cash Flows From Operating Activities

Cash used in operating activities was approximately $810,000 and $532,000 for the nine months ended February 29, 2020 and February 28, 2019, respectively. The principal components of the current period amount were primarily attributable to a net loss of approximately $958,000 combined with an increase in prepaid expenses and other current assets of approximately $4,000 offset by an increase in accounts payable and accrued expenses of approximately $77,000, and the equity in loss of affiliated company of approximately $73,000. The principal components of the prior year period amount were primarily attributable to a net loss of approximately $549,000 combined with an increase in prepaid expenses and other current assets of approximately $18,000 and a decrease in accounts payable, accrued expenses and other of approximately $29,000, which amount was offset by the equity in loss of affiliated company of approximately $63,000.

Cash Flows From Investing Activities

Cash provided by investing activities for the nine months ended February 29, 2020 was $750,000 attributable to net maturities of marketable securities. Cash provided by investing activities for the nine months ended February 28, 2019 was approximately $177,000, which is comprised of amounts previously held by a third party in conjunction with the Company’s acquisition of Crossflo.

Capital Resources

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At February 29, 2020, the Company has an accumulated deficit of $62,083,667, and has incurred recurring losses and used significant amounts of cash in its operations. As of February 29, 2020, the Company had cash and cash equivalents of approximately $749,000 and working capital of approximately $704,000 and we currently have no potential sources of cash. We will also require additional financing to develop or acquire new technologies or lines of business. If we are unable to develop or acquire new lines of business, such as the blockchain technologies, and we are unable to raise additional capital, we will be forced to halt our operations. We anticipate, based on currently proposed plans and assumptions, that our cash on hand will not satisfy our operational and capital requirements through twelve months from the date of filing on this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of February 29, 2020, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). This evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Interim Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and our Interim Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of February 29, 2020, our management, with the participation of our Interim Chief Executive Officer/Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2019 and those listed below, which could materially affect our business, financial condition or future results. Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

If We Are Unable To Develop Or Acquire New Lines of Business, And/Or We Are Unable To Raise Additional Capital, We Will Be Forced To Liquidate The Company In A Dissolution Under Delaware Law Or Seek Protection Under The Provisions Of The U.S. Bankruptcy Code And, In Either Event, It Is Unlikely That Stockholders Would Receive Any Value For Their Shares.

As of February 29, 2020, the Company had cash and cash equivalents of approximately $749,000 and working capital of approximately $704,000. Historically, we have been a licensing company and entered into a number of agreements to facilitate the pursuit of unlicensed users of our intellectual property. On November 4, 2019, we announced that the Supreme Court of the United States denied our petition for a writ of certiorari with respect to patent litigation previously before the United States Court of Appeals for the Federal Circuit that alleged infringement of the ‘336 patent against multiple defendants (see Footnote 6, Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements). Based on this decision, we have halted all licensing efforts as we evaluate the future direction of the Company as we do not have any potential sources of revenue and our joint venture, PDS, has not generated significant license revenues since September 2013.

There are many uncertainties associated with our financial projections that could increase our projected expenses, which would further accelerate cash usage. Additionally, we do not expect to realize satisfactory cash from operations over the foreseeable future and we will be required to seek additional financing to continue our operations. We will also require additional financing to develop or acquire new lines of business. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. Further, any additional equity financing, if secured, may involve substantial dilution to our then existing stockholders.

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

DATED: April 8, 2020

PATRIOT SCIENTIFIC CORPORATION

/S/ CARLTON M. JOHNSON JR.

Carlton M. Johnson Jr. Interim Chief Executive

Officer and Interim Chief Financial Officer

(Duly Authorized and Principal Executive and

Principal Financial Officer)

