Form 10-K
period 2020-05-31
PATRIOT SCIENTIFIC CORP
filed 2020-08-24
CIK 836564

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2020

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[_]	For the transition period from ___________ to _______________

Commission File Number 0-22182

PATRIOT SCIENTIFIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1070278 (I.R.S. Employer Identification No.)

2038 Corte Del Nogal, Suite 141, Carlsbad, California (Address of principal executive offices)	92011 (Zip Code)

(Registrant’s telephone number, including area code): (760) 795-8517

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ]  NO [X]

Approximate aggregate market value of the registrant’s common stock held by non-affiliates on November 30, 2019 was $999,791 based on a closing price of $0.0025 per share as reported on the OTC Pink. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

On August 24, 2020, 401,392,948 shares of common stock, par value $0.00001 per share were outstanding.

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

These forward-looking statements are subject to certain risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to those items shown under “Item 1A. Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part 2. You should read this report completely with the understanding that our actual results may differ materially from what we expect. Unless required by law, we undertake no obligation to publicly disclose the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS

The Company

Patriot Scientific Corporation (the “Company”, “Patriot”, “we”, “us”, or “our”) has been a licensing company of patented microprocessor technologies that offered broad and open licensing and by litigating against those who may have infringed on its patents. These licensing efforts were performed through our joint venture with Phoenix Digital Solutions, LLC (“PDS”). PDS has not generated significant license revenues since September 2013. Furthermore, on November 4, 2019, the Supreme Court of the United States denied our application to review a lower court’s decision that was adverse to our patented microprocessor technologies. As result of this denial to review the lower court’s decision, our patented microprocessor technologies were no longer enforceable, and we have no other options to appeal the lower court’s adverse decision. As a result, there are no future licensing opportunities or sources of revenue from PDS and we need to either pursue a new line of business, liquidate the Company in a dissolution under Delaware law, or seek protection under the provisions of the U.S. Bankruptcy Code.

On August 19, 2020, Patriot Scientific Corporation (referred to as “Parent” in the transaction), entered into a stock purchase agreement (the “Stock Purchase Agreement”) among Parent, PTSC Sub One Inc., a Delaware corporation (as “Buyer” and together with the Parent, the “Buyer Parties”), Mosaic ImmunoEngineering Inc., a Delaware corporation (the “Target”), certain stockholders of the Target set for therein (as “Sellers”), and Steven King (as the “Sellers’ Representative” and together with the Target and Sellers, the “Seller Parties”) pursuant to which, Buyer will buy from Sellers 630,000 shares of its Class A common stock (“Class A Stock”), par value $0.0001 per share, and 70,000 shares of its Class B common stock (“Class B Stock”), par value $0.0001 per share, together the Class A Stock and Class B Stock shall collectively be referred to as “Target Common Stock”, representing 100% of the issued and outstanding common stock of the Target as of August 19, 2020. Upon closing, in exchange for the Target Common Stock, the holders of the Class A Stock shall receive 630,000 shares of the Parent’s preferred stock to be designated Series A Convertible Preferred Stock (“Series A Preferred”) and holders of the Class B Stock shall receive 70,000 shares of the Parent’s preferred stock to be designated Series B Convertible Preferred Stock (“Series B Preferred”). Each share of the Series A Preferred; shall (a) convert into 5,097.053 shares of common stock of the Parent, (b) possess full voting rights, on an as-converted basis, as the common stock of the Parent, and (c) have no dividend rate. Each share of the Series B Preferred; shall (a) convert into 5,734.185 shares of common stock of the Parent, (b) possess full voting rights, on an as-converted basis, as the common stock of the Parent, (c) have no dividend rate, and (d) shall possess certain anti-dilution protections as defined in the Series B Certificate of Designations. On a fully diluted, as converted basis, the Sellers shall own 90% of the issued and outstanding common stock of the Parent (see Note 10 to Patriot’s consolidated financial statements included elsewhere herein).

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

PTSC is a corporation organized under Delaware law on March 24, 1992, and is the successor by merger to Patriot Financial Corporation, a Colorado corporation, incorporated on June 10, 1987. In June 2005, we entered into a joint venture agreement with Technology Properties Limited, Inc. (“TPL”) to form PDS. In September 2008, we acquired Patriot Data Solutions Group, Inc. formerly known as Crossflo Systems, Inc. (“PDSG”) which engaged in data-sharing services and products primarily in the public safety and government sector. During April 2012, we sold substantially all of our assets in PDSG.

Our Technology

Prior to our patents becoming unenforceable, we focused on licensing our intellectual property that covered the design of microprocessor chips through PDS.

Phoenix Digital Solutions, LLC

On June 7, 2005, we entered into a Master Agreement (the “Master Agreement”) with TPL, and Charles H. Moore, an individual co-inventor (“Moore”). We, TPL and Moore were parties to certain lawsuits filed by us alleging infringement (the “Infringement Litigation”) of seven U.S. issued patents dating back to 1989 on our microprocessor technology (the “Microprocessor Patents”).

Pursuant to the Master Agreement, we caused certain of our respective interests in the Microprocessor Patents to be licensed to PDS, a joint venture limited liability company owned 50% by us and 50% by TPL, and PDS engaged TPL to commercialize the Microprocessor Patents pursuant to a Commercialization Agreement among PDS, TPL and us (the “Commercialization Agreement”). Under the Commercialization Agreement, PDS granted to TPL the exclusive right to grant licenses and sub-licenses of the Microprocessor Patents and to pursue claims against violators of the Microprocessor Patents, in each case, on behalf of PDS, us, TPL and Moore, and TPL agreed to use reasonable best efforts to commercialize the Microprocessor Patents in accordance with a mutually agreed business plan. Pursuant to the Commercialization Agreement, PDS agreed to a reimbursement policy with regard to TPL’s expenses incurred in connection with the commercialization of the Microprocessor Patents. All proceeds generated by TPL in connection with the commercialization of the Microprocessor Patents were paid directly to PDS. From the inception of the Commercialization Agreement to May 31, 2020, gross license revenues to PDS totaled $312,814,535. Since September 2013, PDS has not generated significant license revenues. As mentioned above, on November 4, 2019, the Supreme Court of the United States denied its application to review a lower court’s decision that was adverse to the Company’s patented microprocessor technologies. As result of this denial to review the lower court’s decision, the Company’s patented microprocessor technologies are no longer enforceable, and it has no other options to appeal the lower court’s adverse decision. As a result, there are no future licensing opportunities or sources of revenue from PDS.

Licenses, Patents, Trade Secrets and Other Proprietary Rights

We currently have no enforceable licenses, patents, trade secrets, or other proprietary rights.

We generally require our employees and consultants, including our management, to sign a non-disclosure and invention assignment agreement upon employment with us.

Employees

At May 31, 2020, we have one full-time employee. We also engage consultants and part-time assistance, as needed. Our employee is not represented by a labor union, and we consider our relations with our employee to be good. Our employee is not covered by a key man life insurance policy.

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

If We Are Unable To Develop Our New Lines of Business, And/Or We Are Unable To Raise Additional Capital, We Will Be Forced To Liquidate The Company In A Dissolution Under Delaware Law Or Seek Protection Under The Provisions Of The U.S. Bankruptcy Code And, In Either Event, It Is Unlikely That Stockholders Would Receive Any Value For Their Shares.

As of May 31, 2020, the Company had cash and cash equivalents of $571,921 and working capital of $602,813. Historically, we have been a licensing company and entered into a number of agreements to facilitate the pursuit of unlicensed users of our intellectual property through PDS. PDS has not generated significant license revenues since September 2013. Furthermore, on November 4, 2019, the Supreme Court of the United States denied our application to review a lower court’s decision that was adverse to our patents. As result of this denial to review the lower court’s decision, our intellectual property was no longer enforceable, and we have no other options to appeal the lower court’s adverse decision. As a result, there are no future licensing opportunities or sources of revenue and we need to either pursue a new line of business, liquidate the Company in a dissolution under Delaware law, or seek protection under the provisions of the U.S. Bankruptcy Code.

On August 19, 2020, Patriot Scientific Corporation (referred to as “Parent” in the transaction), entered into a stock purchase agreement (the “Stock Purchase Agreement”) among Parent, PTSC Sub One Inc., a Delaware corporation (as “Buyer” and together with the Parent, the “Buyer Parties”), Mosaic ImmunoEngineering Inc., a Delaware corporation (the “Target”), certain stockholders of the Target set for therein (as “Sellers”), and Steven King (as the “Sellers’ Representative” and together with the Target and Sellers, the “Seller Parties”) pursuant to which, Buyer will buy from Sellers 630,000 shares of its Class A common stock (“Class A Stock”), par value $0.0001 per share, and 70,000 shares of its Class B common stock (“Class B Stock”), par value $0.0001 per share, together the Class A Stock and Class B Stock shall collectively be referred to as “Target Common Stock”, representing 100% of the issued and outstanding common stock of the Target as of August 19, 2020. Upon closing, in exchange for the Target Common Stock, the holders of the Class A Stock shall receive 630,000 shares of the Parent’s preferred stock to be designated Series A Convertible Preferred Stock (“Series A Preferred”) and holders of the Class B Stock shall receive 70,000 shares of the Parent’s preferred stock to be designated Series B Convertible Preferred Stock (“Series B Preferred”). Each share of the Series A Preferred; shall (a) convert into 5,097.053 shares of common stock of the Parent, (b) possess full voting rights, on an as-converted basis, as the common stock of the Parent, and (c) have no dividend rate. Each share of the Series B Preferred; shall (a) convert into 5,734.185 shares of common stock of the Parent, (b) possess full voting rights, on an as-converted basis, as the common stock of the Parent, (c) have no dividend rate, and (d) shall possess certain anti-dilution protections as defined in the Series B Certificate of Designations. On a fully diluted, as converted basis, the Sellers shall own 90% of the issued and outstanding common stock of the Parent (see Note 10 to Patriot’s consolidated financial statements included elsewhere herein).

If we are unable to raise additional capital to advance the new line of business, we will be forced to liquidate the Company in a dissolution under Delaware law or seek protection under the provisions of the U.S. Bankruptcy Code. In either of these events, we might realize significantly less from our assets than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to satisfy obligations to creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we are required to liquidate under Delaware law or the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.

If We Cannot Obtain Additional Funding, Our New Line of Business May be Delayed or Discontinued.

At May 31, 2020, we had $571,921 in cash and cash equivalents and we have no current sources of revenue. Our ability to continue to fund our operations and future line of business is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations. Our ability to raise additional capital in the equity markets to fund our obligations in future periods is dependent on a number of factors, including, but not limited to, the market demand for our common stock. The market demand or liquidity of our common stock is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, or adverse business results. If we are unable to raise sufficient capital in the equity markets, we may need to delay our new line of business, liquidate the Company in a dissolution under Delaware law, or seek protection under the provisions of the U.S. Bankruptcy Code. In addition, even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us.

We Have Reported Licensing Income In Prior Fiscal Years Which Will Not Be Indicative Of Our Future Income.

We have entered into license agreements through PDS and have reported income from the joint venture for the fiscal years 2006 to 2011, 2013 to 2014 and 2016 to 2017. However, the joint venture has not generated significant licensing revenues since September 2013 and we do not expect to generate any future licensing revenue through PDS and our patents are no longer enforceable.

The Recent Coronavirus Pandemic ("COVID-19") May Adversely Affect Our Business, Financial Condition, Liquidity, and Our Ability to Raise Capital.

While the impact on our future strategic plans from the recent outbreak of COVID-19 is unknown at this time and difficult to predict, various aspects of our business may be impacted and could be adversely affected by it.

As of the date of this Annual Report, COVID-19 has been declared a pandemic by the World Health Organization and has been declared a National Emergency by the United States Government. COVID-19 has caused significant volatility in global markets, including the market price of our securities. As the spread of COVID-19 continues, it is unclear how the general slowdown of the global economy will affect our business, results of operations, financial condition and our future strategic plan.

Continuation of this event may cause investors to slow down or delay their decision to deploy capital based on volatile market conditions which will adversely impact our ability to fund future operations. In addition, travel restrictions and shelter-in-place orders may limit our ability to meet with investors, collaborators, or vendors. If these orders continue and we remain unable to meet in person with these contacts, it could have adverse impacts on our business including our ability to raise additional capital and to fund our operations.

If We Fail To Comply With The Reporting Obligations Of The Exchange Act, Our Business, Financial Condition, And Results Of Operations, And Investors’ Confidence In Us, Could Be Materially And Adversely Affected.

As a public company, we are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including preparing annual reports, quarterly reports, and current reports. Our failure to prepare and disclose this information in a timely manner and meet our reporting obligations in their entirety could subject us to penalties under federal securities laws, expose us to lawsuits, and restrict our ability to access financing on favorable terms, or at all.

If We Fail To Maintain Effective Internal Controls Over Financial Reporting, The Price Of Our Common Stock May Be Adversely Affected.

During the fourth quarter of fiscal year ended May 31, 2018, we reduced the number of the Company’s accounting employees down from two to one. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial fraud.

Our Insurance Liability Coverage Is Limited And May Not Be Adequate To Cover Potential Losses.

In the ordinary course of business, we purchase insurance coverage (e.g., directors and officers, property and liability coverage) to protect us against claims made by third parties and employees for property damage or personal injuries. However, the protection provided by such insurance is limited in significant respects and, in some instances, we have no coverage and certain of our insurance policies have substantial “deductibles” or limits on the maximum amounts that may be recovered. If a series of losses occurred, such as from a series of lawsuits in the ordinary course of business each of which were subject to the deductible amount, or if the maximum limit of the available insurance were substantially exceeded, we could incur losses in amounts that would have a material adverse effect on our results of operations and financial condition.

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

We currently lease one office of approximately 151 square feet located at 2038 Corte Del Nogal, Suite 141, Carlsbad, California. The lease is month-to-month and can be terminated upon sixty (60) days advance written notice to our landlord.

The current floor space provides adequate and suitable facilities for our corporate functions.

ITEM 3.	LEGAL PROCEEDINGS

Patent Litigation

We, TPL, and PDS (collectively referred to as “Plaintiffs”) were in proceedings in the U.S. District Court for the Northern District of California where the Plaintiffs allege infringement of the US 5,809,336 patent (the “‘336 patent”) by: Huawei Technologies Co. Ltd., LG Electronics, Nintendo Co. Ltd., Samsung Electronics Co. Ltd., and ZTE Corporation (collectively referred to as the “Defendants”). This litigation was proceeding in front of District Court Judge Vince Chhabria.

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

On November 4, 2019, the Supreme Court of the United States denied our petition for a writ of certiorari with respect to patent litigation previously before the United States Court of Appeals for the Federal Circuit that alleged infringement of the ‘336 patent against the Defendants.

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

The following table sets forth the high and low closing bid quotations for our Common Stock for the fiscal years ended May 31, 2020 and 2019.

	BID QUOTATIONS
	HIGH	LOW
Fiscal Year Ended May 31, 2020
First Quarter	$0.0062	$0.0020
Second Quarter	$0.0064	$0.0021
Third Quarter	$0.0029	$0.0013
Fourth Quarter	$0.0028	$0.0010

	BID QUOTATIONS
	HIGH	LOW
Fiscal Year Ended May 31, 2019
First Quarter	$0.0105	$0.0037
Second Quarter	$0.0105	$0.0052
Third Quarter	$0.0067	$0.0031
Fourth Quarter	$0.0066	$0.0028

On August 14, 2020, the closing price of our stock was $0.0067 per share and we had 700 stockholders of record. Because most of our Common Stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy

We paid no dividends during the fiscal years ended May 31, 2020 and 2019 and we have not paid any dividends since April 9, 2007.

Equity Compensation Plan Information

Our stockholders previously approved our 2006 Stock Option Plan (“Plan”). As of May 31, 2020, there are no outstanding stock options or options available for future issuance under our 2006 Stock Option Plan as the Plan expired on March 31, 2016.

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, selected financial data is not required to be disclosed.

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

Overview

We have been a licensing company of patented microprocessor technologies that offered broad and open licensing and by litigating against those who may have infringed on its patents. These licensing efforts were performed through our joint venture with Phoenix Digital Solutions, LLC (“PDS”). PDS has not generated significant license revenues since September 2013. Furthermore, on November 4, 2019, the Supreme Court of the United States denied our application to review a lower court’s decision that was adverse to our patented microprocessor technologies. As result of this denial to review the lower court’s decision, our patented microprocessor technologies were no longer enforceable, and we have no other options to appeal the lower court’s adverse decision. As a result, there are no future licensing opportunities or sources of revenue and we need to either pursue a new line of business, liquidate the Company in a dissolution under Delaware law, or seek protection under the provisions of the U.S. Bankruptcy Code.

On August 19, 2020, Patriot Scientific Corporation (referred to as “Parent” in the transaction), entered into a stock purchase agreement (the “Stock Purchase Agreement”) among Parent, PTSC Sub One Inc., a Delaware corporation (as “Buyer” and together with the Parent, the “Buyer Parties”), Mosaic ImmunoEngineering Inc., a Delaware corporation (the “Target”), certain stockholders of the Target set for therein (as “Sellers”), and Steven King (as the “Sellers’ Representative” and together with the Target and Sellers, the “Seller Parties”) pursuant to which, Buyer will buy from Sellers 630,000 shares of its Class A common stock (“Class A Stock”), par value $0.0001 per share, and 70,000 shares of its Class B common stock (“Class B Stock”), par value $0.0001 per share, together the Class A Stock and Class B Stock shall collectively be referred to as “Target Common Stock”, representing 100% of the issued and outstanding common stock of the Target as of August 19, 2020. Upon closing, in exchange for the Target Common Stock, the holders of the Class A Stock shall receive 630,000 shares of the Parent’s preferred stock to be designated Series A Convertible Preferred Stock (“Series A Preferred”) and holders of the Class B Stock shall receive 70,000 shares of the Parent’s preferred stock to be designated Series B Convertible Preferred Stock (“Series B Preferred”). Each share of the Series A Preferred; shall (a) convert into 5,097.053 shares of common stock of the Parent, (b) possess full voting rights, on an as-converted basis, as the common stock of the Parent, and (c) have no dividend rate. Each share of the Series B Preferred; shall (a) convert into 5,734.185 shares of common stock of the Parent, (b) possess full voting rights, on an as-converted basis, as the common stock of the Parent, (c) have no dividend rate, and (d) shall possess certain anti-dilution protections as defined in the Series B Certificate of Designations. On a fully diluted, as converted basis, the Sellers shall own 90% of the issued and outstanding common stock of the Parent (see Note 10 to Patriot’s consolidated financial statements included elsewhere herein).

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

We have determined that it was more likely than not that all of our deferred tax assets will not be realized in the future due to our continuing pre-tax and taxable losses. As a result of this determination, we have recorded a full valuation allowance against our deferred tax assets.

4.       Assessment of Contingent Liabilities

We may be involved in various legal matters, disputes, and patent infringement claims which arise in the ordinary course of our business. We accrue for any estimated losses at the time when we can make a reliable estimate of such loss and it is probable that it has been incurred. By their very nature, contingencies are difficult to estimate. We continually evaluate information related to all contingencies to determine that the basis on which we have recorded our estimated exposure is appropriate.

RESULTS OF OPERATIONS

Comparison of fiscal year 2020 and 2019

	May 31, 2020	May 31, 2019
Selling, general and administrative	$996,019	$734,062

Selling, general and administrative expenses increased from $734,062 for the fiscal year ended May 31, 2019 to $996,019 for the fiscal year ended May 31, 2020. The current fiscal year increase in expenses was primarily due to higher compensation expense mostly associated with severance expense paid to Mr. Flowers, our former Chief Financial Officer. Mr. Flowers resigned on September 30, 2019 and agreed to severance compensation of $327,750, in lieu of any amounts owed under his amended and restated employment agreement, payable in seven equal monthly installments commencing October 30, 2019. In addition, during the current fiscal year, we had an increase in consulting fees, mostly associated with the evaluation of new business opportunities in collaboration with Artius Bioconsulting LLC. These current fiscal year increases in expenses were offset by lower board fees as our board member volunteered to cease taking board fees.

	May 31, 2020	May 31, 2019
Other income (expense):
Interest income	$12,068	$28,711
Equity in loss of affiliated company	(74,977)	(91,512)
Total other expense, net	$(62,909)	$(62,801)

Total other expenses, net increased slightly from $62,801 for the fiscal year ended May 31, 2019 to $62,909 for the fiscal year ended May 31, 2020. The increase was primarily due to a decrease in the equity in the loss of PDS resulting from a decrease in PDS legal expenses. The current fiscal year increase was partially offset by a decrease in interest income due to a lower cash balance on hand combined with lower overall interest rates. Our investment in PDS continues to be accounted for in accordance with the equity method of accounting for investments.

	May 31, 2020	May 31, 2019
Loss before provision for income taxes	$(1,058,928)	$(796,863)

Loss before provision for income taxes increased from approximately $796,863 for the fiscal year ended May 31, 2019 to $1,058,928 for the fiscal year ended May 31, 2020 primarily due to increases in selling, general and administrative expenses as discussed above.

Provision for income taxes

During each of the fiscal years ended May 31, 2020 and 2019, we recorded a provision for income taxes of $1,600 related to California state taxes.

Net loss

Net loss increased from $798,463 for the fiscal year ended May 31, 2019 to $1,060,528 for the fiscal year ended May 31, 2020 primarily due to increases in selling, general and administrative expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents and investments in marketable securities balances decreased from approximately $1,537,086 as of May 31, 2019 to $571,921 as of May 31, 2020. We also have restricted cash of $198,843 and $177,247 as of May 31, 2019 and 2020, respectively. Total current assets decreased from $1,790,010 as of May 31, 2019 to $785,408 as of May 31, 2020. Total current liabilities were $228,212 and $182,595 as of May 31, 2019 and 2020, respectively. The decrease in our net working capital during fiscal year 2020 was primarily due to our reported net loss for the fiscal year ended May 31, 2020 as PDS was unable to generate revenues and provide partnership distributions sufficient to cover our operating expenses.

PDS has not generated significant license revenues since September 2013. Furthermore, on November 4, 2019, the Supreme Court of the United States denied our application to review a lower court’s decision that was adverse to our patented microprocessor technologies. As result of this denial to review the lower court’s decision, our patented microprocessor technologies were no longer enforceable, and we have no other options to appeal the lower court’s adverse decision. As a result, there are no future licensing opportunities or sources of revenue from PDS and we need to either pursue a new line of business, liquidate the Company in a dissolution under Delaware law, or seek protection under the provisions of the U.S. Bankruptcy Code.

On August 19, 2020, Patriot Scientific Corporation (referred to as “Parent” in the transaction), entered into a stock purchase agreement (the “Stock Purchase Agreement”) among Parent, PTSC Sub One Inc., a Delaware corporation (as “Buyer” and together with the Parent, the “Buyer Parties”), Mosaic ImmunoEngineering Inc., a Delaware corporation (the “Target”), certain stockholders of the Target set for therein (as “Sellers”), and Steven King (as the “Sellers’ Representative” and together with the Target and Sellers, the “Seller Parties”) pursuant to which, Buyer will buy from Sellers 630,000 shares of its Class A common stock (“Class A Stock”), par value $0.0001 per share, and 70,000 shares of its Class B common stock (“Class B Stock”), par value $0.0001 per share, together the Class A Stock and Class B Stock shall collectively be referred to as “Target Common Stock”, representing 100% of the issued and outstanding common stock of the Target as of August 19, 2020. Upon closing, in exchange for the Target Common Stock, the holders of the Class A Stock shall receive 630,000 shares of the Parent’s preferred stock to be designated Series A Convertible Preferred Stock (“Series A Preferred”) and holders of the Class B Stock shall receive 70,000 shares of the Parent’s preferred stock to be designated Series B Convertible Preferred Stock (“Series B Preferred”). Each share of the Series A Preferred; shall (a) convert into 5,097.053 shares of common stock of the Parent, (b) possess full voting rights, on an as-converted basis, as the common stock of the Parent, and (c) have no dividend rate. Each share of the Series B Preferred; shall (a) convert into 5,734.185 shares of common stock of the Parent, (b) possess full voting rights, on an as-converted basis, as the common stock of the Parent, (c) have no dividend rate, and (d) shall possess certain anti-dilution protections as defined in the Series B Certificate of Designations. On a fully diluted, as converted basis, the Sellers shall own 90% of the issued and outstanding common stock of the Parent (see Note 10 to Patriot’s consolidated financial statements included elsewhere herein).

Therefore, our ability to continue our operations and new line of business is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash on hand will not satisfy our operational and capital requirements through twelve months from the date of filing on this Form 10-K.

There are a number of uncertainties associated with our ability to raise additional capital and we have no current arrangements with respect to any additional financing. In addition, the continuation of disruptions caused by COVID-19 may cause investors to slow down or delay their decision to deploy capital based on volatile market conditions which will adversely impact our ability to fund future operations. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. The inability to obtain additional capital will delay our ability to continue to conduct our business operations. Any additional equity financing may involve substantial dilution to our then existing stockholders. If we are unable to raise additional capital, we may either liquidate the Company in a dissolution under Delaware law, or seek protection under the provisions of the U.S. Bankruptcy Code. The above matters raise substantial doubt regarding our ability to continue as a going concern.

Cash Flows From Operating Activities

Cash used in operating activities for the fiscal years ended May 31, 2020 and 2019 was $986,761 and $760,766, respectively. The principal components of the current fiscal year included a net loss of $1,060,528 combined with a decrease in accounts payable, accrued expenses and other of $45,617. These current fiscal year amounts were offset by a decrease in prepaid expenses and other current assets of $17,841, a decrease in deferred income taxes of $26,078, and by equity in loss of affiliated company of $74,977. The principal components of the prior fiscal year were the net loss of $798,463 combined with an increase in prepaid expenses and other current assets of $22,716 and a decrease in accounts payable, accrued expenses and other of $33,873. These prior fiscal year amounts were offset by decrease in prepaid income tax of $2,285 and by equity in loss of affiliated company of $91,512.

Cash Flows From Investing Activities

Cash provided by investing activities for the fiscal year ended May 31, 2020 was $750,000 and attributable to net sales of marketable securities. Cash used in investing activities for the fiscal year ended May 31, 2019 was $572,754 comprised of the purchase of marketable securities of $750,000 offset by the receipt of $177,246 in restricted cash that was previously held by a third party in conjunction with the Company’s acquisition of Crossflo.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which was subsequently amended by ASUs 2015-14, 2016-08, 2016-10, 2016-12, and 2016-20. ASU 2014-09, as amended, supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and creates a new ASC Topic 606 (“ASC 606”). ASU 2014-09, as amended, implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Our adoption of this guidance effective June 1, 2018 did not have a significant impact on the financial statements of PDS.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on June 1, 2018 by using the retrospective transition method.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Interim Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2020 based on the criteria set forth in Internal Control — Integrated Framework – 2013 update issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, and after considering the controls implemented to mitigate the impact resulting from insufficient accounting personnel discussed below, our management concluded that our internal control over financial reporting was effective as of May 31, 2020.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended May 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table and biographical summaries set forth information, including principal occupation, business experience, other directorships and director qualifications concerning the members of our Board of Directors and our executive officer as of May 31, 2020. There is no blood or other familial relationship between or among our directors or executive officer.

NAME	AGE	POSITION and TERM
Carlton M. Johnson, Jr.	60	Interim Chief Executive Officer (since April 1, 2019) and Interim Chief Financial Officer (since October 3, 2019) Director (since August 2001)
Gloria H. Felcyn	73	Director (since October 2002)

CARLTON M. JOHNSON, JR.

Carlton Johnson became our Interim Chief Executive Officer on April 1, 2019 and appointed Interim Chief Financial Officer since October 3, 2019, and has served as a director of the Company since 2001, and is Chairman of the Executive Committee of the Board of Directors. From June 1996 through March 2013, Mr. Johnson served as in-house legal counsel for Roswell Capital Partners, LLC and related entities. Mr. Johnson has been admitted to the practice of law in Alabama since 1986, Florida since 1988 and Georgia since 1997. He has been a shareholder in the Pensacola, Florida AV- rated law firm of Smith, Sauer, DeMaria Johnson and was President-Elect of the 500 member Escambia-Santa Rosa Bar Association. He also served on the Florida Bar Young Lawyers Division Board of Governors. Mr. Johnson earned a degree in History/Political Science at Auburn University and a Juris Doctor at Samford University - Cumberland School of Law. Mr. Johnson served on the board of directors of Peregrine Pharmaceuticals, Inc., a publicly held biotechnology company from 1999 through November 2017. From May 2009 to March 2012, Mr. Johnson served on the board of directors of Cryoport, Inc., a publicly held company providing cost-efficient frozen shipping to biopharmaceutical and biotechnology industries. Mr. Johnson served as chairman of Cryoport’s compensation committee and as a member of its audit committee and nomination and governance committee. From November 2009 to December 2011, Mr. Johnson served on the board of directors of ECOtality, Inc., a leader in clean electric transportation and storage technologies. Mr. Johnson served on the audit committee and nominating committee of ECOtality.

The Board of Directors concluded that Mr. Johnson should serve as a director in light of the extensive public company finance and corporate governance experience that he has obtained through serving on the boards and audit committees of Peregrine Pharmaceuticals, Inc., Cryoport, Inc., and ECOtality, Inc.

GLORIA H. FELCYN

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

Board Leadership Structure

Our bylaws provide that the Chairman of the Board shall preside over all meetings of the Board of Directors. Our bylaws also state that the Chairman of the Board shall serve as the Chief Executive Officer unless determined otherwise by our Board. Our Board of Directors has not appointed a Chairman. During meetings of our Board of Directors, Mr. Johnson, who is our Interim Chief Executive Officer and Interim Chief Financial Officer, acts as Chairman of the Board. We have not appointed a lead independent director.

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

Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during fiscal year 2020.

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

The following table summarizes the compensation of the named executive officers for the fiscal years ended May 31, 2020 and 2019. For fiscal 2020 and 2019, the named executive officers are our Interim Chief Executive Officer and our Interim Chief Financial Officer.

Summary Compensation Table

For Fiscal Years Ended May 31, 2020 and 2019

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total Compensation ($)
Carlton M. Johnson, Jr., Interim CEO	2020	$122,400	(1)	$–	$–	$9,912	(2)	$132,312
since April 1, 2019, Interim CFO since October 3, 2019	2019	$20,400	(3)	$–	$–	$102,000	(4)	$122,400

Clifford L. Flowers, Former CFO,	2020	$150,229	(5)	$–	$–	$330,640	(6)	$480,869
(resigned effective September 30, 2019), and Former Interim CEO (effective March 31, 2019)	2019	$327,750	(7)	$–	$–	$–		$327,750

___________________

(1)	Represents Mr. Johnson’s annual compensation for fiscal year 2020.
(2)	Represents the reimbursement of medical benefits paid directly to Mr. Johnson.
(3)	Represents Mr. Johnson’s compensation for 2019 as Interim CEO from April 1, 2019 to May 31, 2019.
(4)	Represents director fees as a Company director in the amount of $72,000 and director fees from Phoenix Digital Solutions as a Managing Member in the amount of $30,000.
(5)	Represents annual salary compensation through September 30, 2019, the effective date of Mr. Flower’s resignation.
(6)	Includes severance costs of $327,750, in accordance with the terms of Mr. Flower’s Amended and Restated Employment Agreement as noted below under “Employment Contract”.
(7)	Represents Mr. Flower’s annual compensation for fiscal year 2019.

Outstanding Equity Awards

As of May 31, 2020, there are no outstanding equity awards.

Option Exercises and Stock Vested

During fiscal year 2020, no stock options were exercised and there was no vesting of stock awards.

Employment Contract

In connection with Cliff Flowers’ appointment as the Chief Financial Officer of the Company, and commencing on September 17, 2007, we entered into an employment agreement with Mr. Flowers for an initial 120-day term if not terminated pursuant to the agreement, with an extension period of one year and on a continuing basis thereafter. On December 30, 2016, we entered into an amended and restated employment agreement (“Amended and Restated Employment Agreement”) with Mr. Flowers. Pursuant to the Amended and Restated Employment Agreement dated December 30, 2016, if Mr. Flowers was terminated without cause or resigns with good reason any time after two years of continuous employment, he was entitled to receive an amount equal to 1.25 times his annual base salary. Mr. Flowers was also entitled to certain payments upon a change of control of the Company if the surviving corporation did not retain him. All such payments were conditional upon the execution of a general release. On October 1, 2019, Mr. Flowers and the Company signed a Separation Agreement and General Release of all Claims (“Separation Agreement”). Pursuant to the Separation Agreement, Mr. Flowers resigned on September 30, 2019 and agreed to severance compensation of $327,750, in lieu if any amounts owed under his Amended and Restated Employment Agreement, payable in seven equal monthly installments commencing October 30, 2019. As of May 31, 2020, all amounts have been paid to Mr. Flowers.

Director Compensation

No director compensation was paid or accrued during fiscal year 2020. In addition, directors did not receive any equity compensation or equity awards during fiscal year 2020.

Director Outstanding Equity Awards

As of May 31, 2020, there are no outstanding equity awards to directors.

Other

We reimburse all directors for travel and other necessary business expenses incurred in the performance of their services for us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 24, 2020, the stock ownership of each of our officers and directors, of all our officers and directors as a group, and of each person known to us to be a beneficial owner of 5% or more of our Common Stock. The number of shares of Common Stock outstanding as of August 24, 2020, was 401,392,948. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. Each individual’s address is 2038 Corte Del Nogal, Suite 141, Carlsbad, California 92011.

Name	Amount & Nature of Beneficial Ownership	Percent of Class
Gloria H. Felcyn	951,690	*
Carlton M. Johnson, Jr.	525,000	*
All directors & officers as a group (2 persons)	1,476,690	*

* Less than 1%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Directors, Executive Officers and Principal Stockholders

There were no transactions, or series of transactions during the fiscal years ended May 31, 2020 or 2019, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $120,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater stockholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest other than as described below.

Director Independence

Our Board of Directors has determined that Gloria H. Felcyn qualifies as “independent,” as defined by the listing standards of NASDAQ. Our other director, Carlton M. Johnson, Jr., is no longer independent because he is currently serving as the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer.  Mr. Johnson, who is not independent, is a member of our Audit Committee and our Compensation Committee of our Board of Directors.

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

Audit Fees

During the fiscal years ended May 31, 2020 and 2019, the aggregate fees billed by our principal accountants for professional services rendered for the audit of our annual consolidated financial statements, and reviews of quarterly consolidated financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings were $63,800 and $62,700, respectively.

Audit-Related Fees

None.

Tax Fees

During the fiscal years ended May 31, 2020 and 2019, the aggregate fees billed by our principal accountants for tax compliance, tax advice and tax planning rendered on our behalf were $9,537 and $9,295, respectively, which are related to the preparation of federal and state income tax returns.

All Other Fees

Our principal accountants billed no additional fees for the fiscal years ended May 31, 2020 and 2019, except as disclosed above.

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

Patriot Scientific Corporation

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2020 and 2019

Consolidated Statements of Operations for the Years Ended May 31, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the Years Ended May 31, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended May 31, 2020 and 2019

Notes to Consolidated Financial Statements

Phoenix Digital Solutions, LLC

Report of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

Balance Sheets as of May 31, 2020 and 2019

Statements of Operations for the Years Ended May 31, 2020 and 2019

Statements of Members’ Equity for the Years Ended May 31, 2020 and 2019

Statements of Cash Flows for the Years Ended May 31, 2020 and 2019

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

DATED: August 24, 2020	PATRIOT SCIENTIFIC CORPORATION

/S/ CARLTON M. JOHNSON JR.
Carlton M. Johnson Jr.
Interim Chief Executive Officer and Interim Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

26

Patriot Scientific Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Patriot Scientific Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Patriot Scientific Corporation and subsidiaries (the "Company") as of May 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit of $62.2 million at May 31, 2020, has incurred recurring losses and used significant amounts of cash in its operations, and has no potential source of cash generation. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Irvine, California

August 24, 2020

Patriot Scientific Corporation

Consolidated Balance Sheets

	May 31, 2020	May 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$571,921	$787,086
Restricted cash and cash equivalents	177,247	198,843
Investments in marketable securities	–	750,000
Prepaid expenses and other current assets	10,162	28,003
Refundable income taxes	26,078	26,078
Total current assets	785,408	1,790,010

Property and equipment, net	326	814
Deferred income taxes	–	26,078
Investment in affiliated company	32,884	107,861
Total assets	$818,618	$1,924,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,444	$8,868
Accrued expenses and other	180,151	219,344
Total current liabilities	182,595	228,212
Total liabilities	182,595	228,212

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none outstanding	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 438,242,618 shares issued and 401,392,948 shares outstanding at May 31, 2020 and 2019	4,382	4,382
Additional paid-in capital	77,444,062	77,444,062
Accumulated deficit	(62,186,553)	(61,126,025)
Common stock held in treasury, at cost – 36,849,670 shares at May 31, 2020 and 2019	(14,625,868)	(14,625,868)
Total stockholders’ equity	636,023	1,696,551
Total liabilities and stockholders’ equity	$818,618	$1,924,763

See accompanying notes to consolidated financial statements

Patriot Scientific Corporation

Consolidated Statements of Operations

	Year Ended May 31,
	2020	2019
Operating expenses:
Selling, general and administrative	$996,019	$734,062
Total operating expenses	996,019	734,062

Other income (expense):
Interest income	12,068	28,711
Equity in loss of affiliated company	(74,977)	(91,512)
Total other expense, net	(62,909)	(62,801)

Loss before provision for income taxes	(1,058,928)	(796,863)

Provision for income taxes	1,600	1,600

Net loss	$(1,060,528)	$(798,463)

Basic loss per common share	$–	$–

Diluted loss per common share	$–	$–

Weighted average number of common shares outstanding – basic	398,548,318	398,548,318
Weighted average number of common shares outstanding – diluted	398,548,318	398,548,318

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amounts	Capital	Deficit	Stock	Equity
Balance, May 31, 2018	401,392,948	$4,382	$77,444,062	$(60,327,562)	$(14,625,868)	$2,495,014
Net loss	–	–	–	(798,463)	–	(798,463)
Balance, May 31, 2019	401,392,948	4,382	77,444,062	(61,126,025)	(14,625,868)	1,696,551
Net loss	–	–	–	(1,060,528)	–	(1,060,528)
Balance, May 31, 2020	401,392,948	$4,382	$77,444,062	$(62,186,553)	$(14,625,868)	$636,023

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation

Consolidated Statements of Cash Flows

	Year Ended May 31,
	2020	2019
Operating activities:
Net loss	$(1,060,528)	$(798,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	488	489
Equity in loss of affiliated company	74,977	91,512
Deferred income taxes	26,078	26,078
Changes in operating assets and liabilities:
Prepaid income tax	–	2,285
Prepaid expenses and other current assets	17,841	(22,716)
Refundable income taxes	–	(26,078)
Accounts payable, accrued expenses and other	(45,617)	(33,873)
Net cash used in operating activities	(986,761)	(760,766)

Investing activities:
Proceeds from sales of marketable securities	1,000,000	–
Purchases of marketable securities	(250,000)	(750,000)
Crossflo acquisition liability	–	177,246
Net cash provided by (used in) investing activities	750,000	(572,754)

Net decrease in cash, cash equivalents and restricted cash	(236,761)	(1,333,520)
Cash, cash equivalents, and restricted cash, beginning of year	985,929	2,319,449
Cash, cash equivalents, and restricted cash, end of year	$749,168	$985,929

Reconciliation of cash, cash equivalents and restricted cash at end of year:
Cash and cash equivalents	$571,921	$787,086
Restricted cash	177,247	198,843
	$749,168	$985,929

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,600	$1,600

See accompanying notes to consolidated financial statements.

Patriot Scientific Corporation

Notes to Consolidated Financial Statements

1. Organization and Business

Patriot Scientific Corporation (the “Company”, “Patriot”, “we”, “us”, or “our”), was organized under Delaware law on March 24, 1992 and is the successor by merger to Patriot Financial Corporation, a Colorado corporation, incorporated on June 10, 1987.

In September 2008, we acquired Patriot Data Solutions Group, Inc. formerly known as Crossflo Systems, Inc. (“PDSG”) which engaged in data-sharing services and products primarily in the public safety and government sector. During April 2012, we sold substantially all of the assets of PDSG.

In June 2005, we entered into a joint venture agreement with Technology Properties Limited, Inc. (“TPL”) to form Phoenix Digital Solutions, LLC (“PDS”), a Delaware limited liability company organized on June 7, 2005. Through a commercialization agreement dated June 7, 2005, as amended in July 2012, PDS holds the rights to certain patents contributed by its two members, Patriot and TPL. Pursuant to the commercialization agreement, PDS would pursue the commercialization of our patented microprocessor technologies through broad and open licensing and by litigating against those who may be infringing on the members patents. License fees received by PDS would be distributed to its members, as defined in the commercialization agreement. While PDS has not generated significant license revenues since September 2013, on November 4, 2019, the Supreme Court of the United States denied our application to review a lower court’s decision that was adverse to our patented microprocessor technologies. As result of this denial to review the lower court’s decision, our patented microprocessor technologies are no longer enforceable, and we have no other options to appeal the lower court’s adverse decision. As a result, there are no future licensing opportunities or sources of revenue from PDS and we need to either pursue a new line of business, liquidate the Company in a dissolution under Delaware law, or seek protection under the provisions of the U.S. Bankruptcy Code.

On April 12, 2019, we entered into an agreement with Artius Bioconsulting LLC (“Artius”), to evaluate the potential of establishing a systems integration company that develops a blockchain-based technology platform that could be implemented throughout the drug development process. Pursuant to the agreement, during fiscal year 2019 and 2020, we paid Artius $58,000 and $83,597, respectively, for its consulting services to evaluate the potential new line of business. Based on the Company’s evaluation of multiple strategic alternatives, including blockchain-based technologies, the Company determined that the merger with Mosaic ImmunoEngineering, as discussed below, would provide the best opportunity for its shareholders moving forward.

On August 19, 2020, Patriot Scientific Corporation (referred to as “Parent” in the transaction), entered into a stock purchase agreement (the “Stock Purchase Agreement”) among Parent, PTSC Sub One Inc., a Delaware corporation (as “Buyer” and together with the Parent, the “Buyer Parties”), Mosaic ImmunoEngineering Inc., a Delaware corporation (the “Target”), certain stockholders of the Target set for therein (as “Sellers”), and Steven King (as the “Sellers’ Representative” and together with the Target and Sellers, the “Seller Parties”) pursuant to which, Buyer will buy from Sellers 630,000 shares of its Class A common stock (“Class A Stock”), par value $0.0001 per share, and 70,000 shares of its Class B common stock (“Class B Stock”), par value $0.0001 per share, together the Class A Stock and Class B Stock shall collectively be referred to as “Target Common Stock”, representing 100% of the issued and outstanding common stock of the Target as of August 19, 2020. Upon closing, in exchange for the Target Common Stock, the holders of the Class A Stock shall receive 630,000 shares of the Parent’s preferred stock to be designated Series A Convertible Preferred Stock (“Series A Preferred”) and holders of the Class B Stock shall receive 70,000 shares of the Parent’s preferred stock to be designated Series B Convertible Preferred Stock (“Series B Preferred”). Each share of the Series A Preferred; shall (a) convert into 5,097.053 shares of common stock of the Parent, (b) possess full voting rights, on an as-converted basis, as the common stock of the Parent, and (c) have no dividend rate. Each share of the Series B Preferred; shall (a) convert into 5,734.185 shares of common stock of the Parent, (b) possess full voting rights, on an as-converted basis, as the common stock of the Parent, (c) have no dividend rate, and (d) shall possess certain anti-dilution protections as defined in the Series B Certificate of Designations. On a fully diluted, as converted basis, the Sellers shall own 90% of the issued and outstanding common stock of the Parent (see Note 10).

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the classifications used in the current year. These reclassifications had no net impact on consolidated net loss and financial position.

Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At May 31, 2020, the Company has an accumulated deficit of $62,186,553, and has incurred recurring losses and used significant amounts of cash in its operations. As of May 31, 2020, the Company had cash and cash equivalents of $571,921 and working capital of $602,813. In addition, PDS has not generated significant license revenues since September 2013 and we do not expect any future license revenue from PDS. Therefore, our ability to continue our operations and new line of business is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash on hand will not satisfy our operational and capital requirements through twelve months from the date of filing on this Form 10-K.

There are a number of uncertainties associated with our ability to raise additional capital and we have no current arrangements with respect to any additional financing. In addition, the continuation of disruptions caused by COVID-19 may cause investors to slow down or delay their decision to deploy capital based on volatile market conditions which will adversely impact our ability to fund future operations. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. The inability to obtain additional capital will delay our ability to continue to conduct our business operations. Any additional equity financing may involve substantial dilution to our then existing stockholders. If we are unable to raise additional capital, we may either liquidate the Company in a dissolution under Delaware law, or seek protection under the provisions of the U.S. Bankruptcy Code. The above matters raise substantial doubt regarding our ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated balance sheets at May 31, 2020 and 2019 and consolidated statements of operations for the fiscal years ended May 31, 2020 and 2019 include our accounts and those of our wholly owned and inactive subsidiary PDSG which includes Crossflo Systems, Inc. (“Crossflo”). All significant intercompany accounts and transactions have been eliminated.

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

Restricted cash and cash equivalents at May 31, 2020 is comprised of amounts previously held by a third party in conjunction with the Company’s acquisition of Crossflo. Restricted cash and cash equivalents at May 31, 2019 consist of a savings account held as collateral for our corporate credit card account plus amounts previously held by a third party in conjunction with the Company’s acquisition of Crossflo.

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

Investment in Affiliated Companies

We have a 50% ownership interest in PDS. We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statements of operations in the caption “Equity in earnings (loss) of affiliated company” and also is adjusted by contributions to and distributions from PDS.

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

We have determined that it was more likely than not that all of our deferred tax assets will not be realized in the future due to our continuing pre-tax and taxable losses. As a result of this determination, we have recorded a full valuation allowance against our deferred tax assets.

Assessment of Contingent Liabilities

We may be involved in various legal matters, disputes, and patent infringement claims which arise in the ordinary course of our business. We accrue for any estimated losses at the time when we can make a reliable estimate of such loss and it is probable that it has been incurred. By their very nature, contingencies are difficult to estimate. We continually evaluate information related to all contingencies to determine that the basis on which we have recorded our estimated exposure is appropriate.

Income (Loss) Per Share

Basic income (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

For the fiscal year ended May 31, 2019, potential common shares of 1,600,000 related to our outstanding options were not included in the calculation of diluted loss per share as we recorded a net loss. Had we reported net income for the year ended May 31, 2019, no shares of common stock would have been included in the calculation of diluted income per share using the treasury stock method. There were no outstanding options as of May 31, 2020.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including, but not limited to, fair values of investments in marketable securities, the use, recoverability, and /or realizability of certain assets, including investments in affiliated companies, and deferred tax assets.

Intellectual Property Rights

PDS historically relied on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We have seven U.S., nine European, and three Japanese patents all of which expired between August 2009 and October 4, 2016. On November 4, 2019, the Supreme Court of the United States denied our application to review a lower court’s decision that was adverse to our patents. As result of this denial to review the lower court’s decision, our patented microprocessor technologies are no longer enforceable, and we have no other options to appeal the lower court’s adverse decision.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on June 1, 2018 by using the retrospective transition method, which required the following disclosures and changes to the presentation of its consolidated financial statements: cash, cash equivalents and restricted cash reported on the consolidated statements of cash flows now includes restricted cash of $198,843 as of May 31, 2019, as well as previously reported cash and cash equivalents.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The accounting standard update also updates certain presentation and disclosure requirements. The Company adopted ASU 2016-01 during the fiscal year ended May 31, 2019. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

		Fair Value Measurements at May 31, 2020 Using
	Fair Value at May 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$571,921	$571,921	$–	$–
Restricted cash and cash equivalents	177,247	177,247	–	–
Total	$749,168	$749,168	$–	$–

		Fair Value Measurements at May 31, 2019 Using
	Fair Value at May 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$49,149	$49,149	$–	$–
Money market funds	237,937	237,937	–	–
Certificates of deposit	500,000	–	500,000	–
Restricted cash and cash equivalents	198,843	198,843	–	–
Investments in marketable securities:
Certificates of deposit	750,000	–	750,000	–
Total	$1,735,929	$485,929	$1,250,000	$–

We purchase certificates of deposit with varying maturity dates. The following table summarizes the purchase date maturities, gross unrealized gains or losses and fair value of the certificates of deposit as of May 31, 2019:

	May 31, 2019
	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Maturity
Due in three months or less	$500,000	$–	$500,000
Due in greater than three months	750,000	–	750,000
Total	$1,250,000	$–	$1,250,000

4. Property and Equipment

Property and equipment consisted of the following at May 31, 2020 and 2019:

	2020	2019
Computer equipment and software	$9,082	$9,082
Furniture and fixtures	3,147	3,147
	12,229	12,229
Less: accumulated depreciation	(11,903)	(11,415)
Net property and equipment	$326	$814

Depreciation expense related to property and equipment was $488 and $489 for the fiscal years ended May 31, 2020 and 2019, respectively.

5. Investment in Affiliated Companies

Phoenix Digital Solutions, LLC

On June 7, 2005, we entered into a Master Agreement (the “Master Agreement”) with TPL, and Charles H. Moore, an individual co-inventor of the technology (“Moore”). Pursuant to the Master Agreement, we and TPL entered into the Limited Liability Company Operating Agreement of PDS (the “LLC Agreement”). Pursuant to the Master Agreement, we caused certain of our respective interests in the Microprocessor Patents to be licensed to PDS, a joint venture limited liability company owned 50% by us and 50% by TPL, and PDS engaged TPL to commercialize the Microprocessor Patents pursuant to a Commercialization Agreement among PDS, TPL and us (the “Commercialization Agreement”). Under the Commercialization Agreement, PDS granted to TPL the exclusive right to grant licenses and sub-licenses of the Microprocessor Patents and to pursue claims against violators of the Microprocessor Patents, in each case, on behalf of PDS, us, TPL and Moore, and TPL agreed to use reasonable best efforts to commercialize the Microprocessor Patents in accordance with a mutually agreed business plan. Pursuant to the Commercialization Agreement, PDS agreed to a reimbursement policy with regard to TPL’s expenses incurred in connection with the commercialization of the Microprocessor Patents. All proceeds generated by TPL in connection with the commercialization of the Microprocessor Patents were paid directly to PDS.

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

Based on our analysis of current authoritative accounting guidance with respect to our investment in PDS, we continue to account for our investment in PDS under the equity method of accounting, and accordingly have recorded our share of PDS’s net loss during the fiscal years ended May 31, 2020 and 2019 of $74,977 and $91,512, respectively, as a decrease in our investment. We have recorded our share of PDS’s net loss as “Equity in loss of affiliated company” in the accompanying consolidated statements of operations for the fiscal years ended May 31, 2020 and 2019.

PDS’s balance sheets at May 31, 2020 and 2019 and statements of operations for the years ended May 31, 2020 and 2019 are as follows:

Balance Sheets

Assets:

	2020	2019
Cash	$68,531	$237,655
Total assets	$68,531	$237,655

Liabilities and Members’ Equity:

	2020	2019
Payables	$2,763	$21,933
Members’ equity	65,768	215,722
Total liabilities and members’ equity	$68,531	$237,655

Statements of Operations

	2020	2019
Expenses	$149,154	$182,223
Loss before provision for income taxes and foreign taxes	(149,154)	(182,223)
Provision for income taxes and foreign taxes	800	800
Net loss	$(149,954)	$(183,023)

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

In 2010, we determined that the inability of Holocom to meet its business plan, raise capital, and the general economic environment were indicators of impairment on our investment and we wrote-off our cost basis investment in Holocom. At May 31, 2020 and 2019, our investment in Holocom was valued at $0.

6. Accrued Expenses and Other

At May 31, 2020 and 2019, accrued expenses and other consisted of the following:

	2020	2019
Crossflo acquisition liability	$177,244	$177,244
Compensation and benefits	2,907	42,100
Total	$180,151	$219,344

7. Stockholders’ Equity

Share Repurchases

During July 2006, we commenced our Board of Director approved stock buyback program in which we repurchase our outstanding common stock from time to time on the open market. The repurchase plan has no maximum number of shares and is solely at the discretion of the Board of Directors. The repurchase plan has no set expiration date. There were no share repurchases during the fiscal years ended May 31, 2020 and 2019.

2006 Stock Option Plan

The 2006 Stock Option Plan, as amended, which expired in March 2016, provided for the granting of options to acquire up to 10,000,000 shares, with a limit of 8,000,000 Incentive Stock Option (“ISO”) shares of our common stock to either full or part time employees, directors and our consultants at a price not less than the fair market value on the date of grant. In the case of a significant stockholder, the option price of the share is not less than 110 percent of the fair market value of the shares on the date of grant. Any option granted under the 2006 Stock Option Plan must be exercised within ten years of the date they are granted (five years in the case of a significant stockholder). As of May 31, 2020, there were no options outstanding under the 2006 Stock Option Plan and no additional grants can be made under the 2006 Stock Option Plan.

Share-based Compensation

The fair value of share-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options.

The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any individual grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatilities of our common stock. These factors could change in the future, affecting the determination of share-based compensation expense in future periods.

A summary of option activity for the fiscal year ended May 31, 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 1, 2019	1,600,000	$0.03	–	$–
Options granted	–	–	–	–
Options exercised	–	–	–	–
Options forfeited/expired	(1,600,000)	0.03	–	–
Options outstanding at May 31, 2020	–	$–	–	$–
Options vested and expected to vest at May 31, 2020	–	$–	–	$–
Options exercisable at May 31, 2020	–	$–	–	$–

8. Income Taxes

The provision (benefit) for income taxes is as follows for the years ended May 31:

	2020	2019
Current:
Federal	$(26,078)	$(26,078)
State	1,600	1,600
Total current	(24,478)	(24,478)

Deferred:
Federal	26,078	26,078
State	–	–
Total deferred	26,078	26,078

Total provision	$1,600	$1,600

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended May 31:

	2020	2019
Statutory federal income tax rate	21.00%	21.00%
State income tax rate, net of Federal effect	(0.12)%	(0.16)%
Stock option expense	(0.69)%	(1.77)%
Other	–	(0.04)%
Change in valuation allowance	(20.34)%	(19.23)%
Effective income tax rate	(0.15)%	(0.20)%

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets are as follows as of May 31:

	2020	2019
Deferred tax assets (liabilities):
State taxes	$336	$336
Accrued expenses	(397)	9,570
Investment in affiliated company	442,065	442,065
Basis difference in property and equipment	(72)	(92)
Stock based compensation expense	–	10,315
Impairment of note receivable	231,180	231,180
Capital loss carryover	–	104
Net operating loss carryforwards	7,691,740	7,330,976
Credit carryover	31,552	83,708
Valuation allowance	(8,396,404)	(8,082,084)
Net deferred tax asset	$–	$26,078

We have federal and state net operating loss carryforwards available to offset future taxable income of approximately $27,239,000 and $22,303,000, respectively, at May 31, 2020. These carryforwards begin to expire in the years ending May 31, 2025 and 2028, respectively.

We have refundable alternative minimum tax credits of $26,078 and $52,156 at May 31, 2020 and 2019, respectively. During the year ended May 31, 2020, we collected $26,078 of such credits, and we expect to collect the remaining $26,078 during the year ending May 31, 2021.

We follow authoritative guidance which defines criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Interest and penalties relating to underpayment of income taxes are recorded in general and administrative expense. As of May 31, 2020, we are subject to U.S. Federal income tax examinations for the tax years May 31, 2007 through May 31, 2019, and we are subject to state and local income tax examinations for the tax years May 31, 2007 through May 31, 2019 due to the carryover of net operating losses related to PDSG from previous years.

We have no liability relating to unrecognized tax benefits under the authoritative guidance for the fiscal years ended May 31, 2020 and 2019.

Our continuing practice is to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

9. Commitments and Contingencies

Patent Litigation

We, TPL, and PDS (collectively referred to as “Plaintiffs”) were Plaintiffs in proceedings in the U.S. District Court for the Northern District of California where the Plaintiffs allege infringement of the US 5,809,336 patent (the “‘336 patent”) by: Huawei Technologies Co. Ltd., LG Electronics, Nintendo Co. Ltd., Samsung Electronics Co. Ltd., and ZTE Corporation (collectively referred to as the “Defendants”). This litigation was proceeding in front of District Court Judge Vince Chhabria.

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

On November 4, 2019, the Supreme Court of the United States denied our petition for a writ of certiorari with respect to patent litigation previously before the United States Court of Appeals for the Federal Circuit that alleged infringement of the ‘336 patent against the Defendants (see Note 1).

Employment Contract

In connection with Cliff Flowers’ appointment as the Chief Financial Officer of the Company, and commencing on September 17, 2007, we entered into an employment agreement with Mr. Flowers for an initial 120-day term if not terminated pursuant to the agreement, with an extension period of one year and on a continuing basis thereafter. On December 30, 2016, we entered into an amended and restated employment agreement with Mr. Flowers. Pursuant to the amended December 30, 2016 agreement, if Mr. Flowers was terminated without cause or resigns with good reason any time after two years of continuous employment, he was entitled to receive an amount equal to 1.25 times his annual base salary. Mr. Flowers was also entitled to certain payments upon a change of control of the Company if the surviving corporation did not retain him. All such payments were conditional upon the execution of a general release. On October 1, 2019, Mr. Flowers and the Company signed a Separation Agreement and General Release of all Claims (“Separation Agreement”). Pursuant to the Separation Agreement, Mr. Flowers resigned on September 30, 2019 and agreed to severance compensation of $327,750 in lieu if any amounts owed under his amended and restated employment agreement, payable in seven equal monthly installments commencing October 30, 2019. As of May 31, 2020, all amounts have been paid to Mr. Flowers. There were no known disagreements with Mr. Flowers regarding our operations, policies or practices. The Board appointed Carlton M. Johnson to assume all management roles on an interim basis.

Guarantees and Indemnities

We have made certain guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party. We indemnify our directors, officers, employees, consultants and other agents to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these guarantees and indemnities in the accompanying consolidated balance sheets.

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

Operating Lease

Our current facility operating lease is on a month to month basis. Rent expense for fiscal years ended May 31, 2020 and 2019 was $9,300 and $9,320, respectively.

10. Subsequent Events

On August 19, 2020, Patriot Scientific Corporation (referred to as “Parent” in the transaction), entered into a stock purchase agreement (the “Stock Purchase Agreement”) among Parent, PTSC Sub One Inc., a Delaware corporation (as “Buyer” and together with the Parent, the “Buyer Parties”), Mosaic ImmunoEngineering Inc., a Delaware corporation (the “Target”), certain stockholders of the Target set for therein (as “Sellers”), and Steven King (as the “Sellers’ Representative” and together with the Target and Sellers, the “Seller Parties”) pursuant to which, Buyer will buy from Sellers 630,000 shares of its Class A common stock (“Class A Stock”), par value $0.0001 per share, and 70,000 shares of its Class B common stock (“Class B Stock”), par value $0.0001 per share, together the Class A Stock and Class B Stock shall collectively be referred to as “Target Common Stock”, representing 100% of the issued and outstanding common stock of the Target as of August 19, 2020. Upon closing, in exchange for the Target Common Stock, the holders of the Class A Stock shall receive 630,000 shares of the Parent’s preferred stock to be designated Series A Convertible Preferred Stock (“Series A Preferred”) and holders of the Class B Stock shall receive 70,000 shares of the Parent’s preferred stock to be designated Series B Convertible Preferred Stock (“Series B Preferred”). Each share of the Series A Preferred; shall (a) convert into 5,097.053 shares of common stock of the Parent, (b) possess full voting rights, on an as-converted basis, as the common stock of the Parent, and (c) have no dividend rate. Each share of the Series B Preferred; shall (a) convert into 5,734.185 shares of common stock of the Parent, (b) possess full voting rights, on an as-converted basis, as the common stock of the Parent, (c) have no dividend rate, and (d) shall possess certain anti-dilution protections as defined in the Series B Certificate of Designations. On a fully diluted, as converted basis, the Sellers shall own 90% of the issued and outstanding common stock of the Parent. Mr. Steven King, an affiliate of Artius (Note 1), is a founder of Mosaic ImmunoEngineering Inc. and owns 161,000 shares of Class A Stock of Sellers.

The Company’s new line of business will focus on biotechnology and the bridging of immunology and engineering to develop novel immunotherapies to treat and prevent cancer and infectious diseases. The technology has broad potential for the treatment of many different types of cancer and the lead product candidates are supported by numerous research publications and university grant funding.

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

Phoenix Digital Solutions, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Management Committee

Phoenix Digital Solutions, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Phoenix Digital Solutions, LLC (the "Company") as of May 31, 2020 and 2019, the related statements of operations, members' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, because of the loss of enforceable patents that lead to license revenues, there is no assurance that the Company will receive any future revenues from license agreements, and the Company has no other sources of revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Irvine, California

August 24, 2020

Phoenix Digital Solutions, LLC

Balance Sheets

	Year Ended May 31,
	2020	2019

ASSETS

Current assets:
Cash	$68,531	$237,655
Total assets	$68,531	$237,655

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,763	$21,933

Commitments and Contingencies

Members’ equity	65,768	215,722

Total liabilities and members’ equity	$68,531	$237,655

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Operations

	Years Ended May 31,
	2020	2019

Operating expenses:
General and administrative	$149,154	$182,223

Loss before provision for income taxes and foreign taxes	(149,154)	(182,223)

Provision for income taxes and foreign taxes	800	800

Net loss	$(149,954)	$(183,023)

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Members’ Equity

Years Ended May 31, 2020 and 2019

Balance June 1, 2018	$398,745
Net loss	(183,023)
Balance May 31, 2019	215,722
Net loss	(149,954)
Balance May 31, 2020	$65,768

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Statements of Cash Flows

	Years Ended May 31,
	2020	2019
Operating activities:
Net loss	$(149,954)	$(183,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	–	48,825
Accounts payable and accrued expenses	(19,170)	20,107
Net cash used in operating activities	(169,124)	(114,091)

Net decrease in cash	(169,124)	(114,091)
Cash, beginning of year	237,655	351,746
Cash, end of year	$68,531	$237,655

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$800	$800

See accompanying notes to financial statements.

Phoenix Digital Solutions, LLC

Notes to Financial Statements

1. Organization and Business

Phoenix Digital Solutions, LLC (the “Company” or “PDS”) is a Delaware limited liability company organized on June 7, 2005. Through a commercialization agreement dated June 7, 2005, as amended in July 2012, the Company holds the rights to certain patents contributed by its two members, Patriot Scientific Corporation (“Patriot”) and Technology Properties Limited, Inc. (“TPL”). The Company historically received license fees from license agreements entered into between licensees and the Company and distributes those license fee proceeds to its members. PDS has not generated significant license revenues since September 2013 and on November 4, 2019, the Supreme Court of the United States denied its application to review a lower court’s decision that was adverse to the Company’s patented microprocessor technologies. As result of this denial to review the lower court’s decision, the Company’s patented microprocessor technologies are no longer enforceable, and it has no other options to appeal the lower court’s adverse decision. As a result, there are no future licensing opportunities or sources of revenue. While the Company has not formally approved to liquidate the Company, it is reviewing its options to liquidate its assets over the coming year in a dissolution under Delaware law, which is subject to the courts approval on behalf of TPL, which approval has not been received nor guaranteed. On March 20, 2013, TPL filed a petition under Chapter 11 of the United States Bankruptcy Code and on March 5, 2018, TPL’s Motion for Entry of Final Decree Closing Chapter 11 was granted.

Basis of Presentation

The Company’s financial statements have been prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

Going Concern and Management’s Plans

At May 31, 2020, the Company had cash and cash equivalents of $68,531. The ability of PDS to continue as a going concern is dependent on its ability to generate or obtain sufficient cash to meet its obligations on a timely basis. As mentioned above, the Company’s patents are no longer enforceable and therefore, the Company does not expect to generate any additional licensing revenue in the future. While the Company has not approved any formal plan to liquidate the Company, management is reviewing its options to liquidate its assets over the coming year in a dissolution under Delaware law, which is subject to the courts approval on behalf of TPL, which approval has not been received nor guaranteed.

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

Legal Fees

For the fiscal years ended May 31, 2020 and 2019, the Company incurred legal costs associated with the litigation of the Moore Microprocessor Patent (“MMP”) portfolio of $143,825 and $76,463, respectively. These amounts are included in general and administrative expense in the accompanying statements of operations.

Intellectual Property Rights

The Company has historically relied on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company licenses seven U.S., nine European, and three Japanese patents on PTSC’s microprocessor technology all of which expired between August 2009 and October 4, 2016. On November 4, 2019, the Supreme Court of the United States denied the Company’s application to review a lower court’s decision that was adverse to the Company’s intellectual property rights. As result of this denial to review the lower court’s decision, the Company’s patented microprocessor technologies are no longer enforceable, and it has no other options to appeal the lower court’s adverse decision.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which was subsequently amended by ASUs 2015-14, 2016-08, 2016-10, 2016-12, and 2016-20. ASU 2014-09, as amended, supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and creates a new ASC Topic 606 (“ASC 606”). ASU 2014-09, as amended, implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company’s adoption of this guidance, effective June 1, 2018, did not have a significant impact on its financial statements.

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and its accounts payable and accrued expenses. The carrying value of these financial instruments approximates fair value because of the immediate or short-term maturity of the instruments.

4. Formation of Joint Venture and Commercialization Agreement

The Company is a joint venture between two members, Patriot and TPL. Each member owns 50% of the membership interests of the Company. Each member has the right to appoint one member of the three-member management committee. The two appointees are required to select a mutually acceptable third member of the management committee. At May 31, 2020, there was not a third member in place.

Contribution Requirements

Pursuant to the Company’s Limited Liability Company Operating Agreement (the “LLC Agreement”), the members agreed to establish a working capital fund for the Company of $4,000,000, of which each member contributed $2,000,000. The working capital fund increased to a maximum of $8,000,000 as license revenues are achieved. The members are obligated to fund future working capital requirements at the discretion of the management committee of the Company in order to maintain working capital of not more than $8,000,000. If the management committee determines that additional capital is required, neither member is required to contribute more than $2,000,000 in any fiscal year. No contributions were made during the fiscal years ended May 31, 2020 and 2019. Distributable cash and allocation of profits and losses are allocated to the members in the priority defined in the LLC Agreement.

Joint Venture Contractual Agreements

On June 7, 2005, the Company entered into a Commercialization Agreement (the “Commercialization Agreement”) with Patriot and TPL. This Commercialization Agreement allows TPL to commercialize the patent portfolio by entering into settlement and/or license agreements, litigating in the name of Patriot, TPL, the Company and Charles Moore (“Moore”), and manage the use of the patent portfolio by third parties.

On July 11, 2012, the Company entered into a Licensing Program Services Agreement (the “Program Agreement”) with Patriot, TPL, and Alliacense creating an amendment to the Commercialization Agreement, and an Agreement (the “TPL Agreement”) between TPL and Patriot. Pursuant to the Program Agreement, the Company engaged Alliacense to negotiate MMP portfolio licenses and to pursue claims against violators of the MMP portfolio on behalf of the Company, TPL, and Patriot. The Program Agreement continued through the useful life of the MMP portfolio patents. On July 24, 2014, the Program Agreement was amended with the Company and Alliacense entering into the Amended Alliacense Services and Novation Agreement (the “Novation Agreement”). Pursuant to the Novation Agreement, certain performance goals and incentives were established for Alliacense. The Novation Agreement also provided for the addition of a second licensing company, which was engaged on October 10, 2014, to complement the MMP licensing commercialization. However, Alliacense fulfilled only a portion of its obligations under the Novation Agreement associated with the deployment of the second licensing company and on May 11, 2015, Alliacense was terminated by PDS.

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

During January 2013, TPL and Moore settled their litigation. Terms of the settlement included payment by the Company to Moore of a consulting fee of $250,000 for four years or until the completion of all outstanding MMP litigation whichever came first. Per terms of the agreement, the Company paid Moore $150,000 on the settlement date and paid Moore $16,667 per month from August 2013 through January 2014 and paid Moore $20,833 per month from February 2014 through January 2017. For the fiscal year ended May 31, 2017, the Company expensed $166,674 related to this agreement.

6. Commitments and Contingencies

Guarantees and Indemnities

Under the LLC Operating Agreement, the Company indemnifies its members, managers, officers and employees from any damages and liabilities by reason of their management or involvement in the affairs of the Company as long as the indemnitee acted in good faith and in the best interests of the Company.

Under the Commercialization Agreement, the Company and Patriot will hold harmless TPL and its representatives with respect to all claims of any nature by or on behalf of the Company and Patriot related to the preparation, execution and delivery of duties and responsibilities under the Commercialization Agreement.

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

