Form 10-Q
period 2020-08-31
PATRIOT SCIENTIFIC CORP
filed 2020-10-15
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

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

(Registrant’s telephone number, including area code): (657) 208-0890

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

On October 15, 2020, 401,392,948 shares of common stock, par value $0.00001 per share, were outstanding.

EXPLANATORY NOTE

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “Patriot,” “we,” “our,” or “us” in this quarterly report refer to Patriot Scientific Corporation and its subsidiaries immediately following the Reverse Merger, as the Registrant, until its name change to Mosaic ImmunoEngineering Inc. is approved and effective. References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering Inc. prior to the completion of the Reverse Merger.

This quarterly report on Form 10-Q is filed by Patriot. As reported in its Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on August 24, 2020 (“Original Form 8-K”), PTSC and Private Mosaic, a Delaware corporation organized on March 30, 2020 (date of inception), entered into a stock purchase agreement (“Stock Purchase Agreement”) on August 19, 2020, whereby one of PTSC’s wholly-owned subsidiaries merged with and into Private Mosaic, with Private Mosaic surviving as the Company’s wholly owned subsidiary (the “Reverse Merger”). On August 21, 2020, the transaction closed (“Closing Date”) in accordance with the terms of the Stock Purchase Agreement. On October 14, 2020, the Company filed Amendment No. 1 to its Current Report on Form 8-K, which amends the Original Form 8-K to include the historical audited financial statements of Private Mosaic and unaudited pro forma financial statements of the combined company.

On the Closing Date, PTSC acquired 100% of the issued and outstanding common stock of Private Mosaic, representing 630,000 shares of its Class A common stock (“Class A Stock”) and 70,000 shares of its Class B common stock (“Class B Stock”) (collectively referred to as “Target Common Stock”). In exchange for the Target Common Stock, the holders of the Class A Stock received 630,000 shares of PTSC’s Series A Convertible Voting Preferred Stock (“Series A Preferred”) and holders of the Class B Stock received 70,000 shares of PTSC’s Series B Convertible Voting Preferred Stock (“Series B Preferred”). Each share of Series A Preferred converts into 5,097.053 shares of common stock of Patriot and possesses full voting rights, on an as-converted basis, as the common stock of Patriot, as defined in the Series A Certificate of Designation. Each share of Series B Preferred converts into 5,734.185 shares of common stock of Patriot, possesses full voting rights, on an as-converted basis, as the common stock of Patriot, and contains certain anti-dilution rights, as defined in the Series B Certificate of Designation. On a fully diluted, as converted basis, the holders of Series A Preferred and Series B Preferred, in aggregate, own 90% of the issued and outstanding common stock of the combined company as of the Closing Date.

The Reverse Merger was treated by the Company as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For accounting purposes, Private Mosaic is considered to have acquired PTSC as the accounting acquirer because: (i) Private Mosaic stockholders owned 90% of the combined company, on an as-converted basis, immediately following the Closing Date, (ii) Private Mosaic directors held a majority of board seats in the combined company and (iii) Private Mosaic management held all key positions in the management of the combined company. Accordingly, Private Mosaic’s historical results of operations will replace PTSC’s historical results of operations for all periods prior to the Reverse Merger and, for all periods following the Reverse Merger, the results of operations of the combined company will be included in the Company’s financial statements. The Reverse Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

Based on the inception of Private Mosaic on March 30, 2020, the financial condition and results of operations of the Company for the periods presented in this Quarterly Report bear no relationship to the future business, financial condition and results of operations of the Company, and are not indicative of the business, financial condition and results of operations of the Company, for any future period. The Company’s future business, financial condition and results of operations will reflect the business, financial condition and results of operations of the Company and its consolidated subsidiaries.

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by those sections. For more information, see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward-Looking Statements.”

PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements

Patriot Scientific Corporation

Condensed Consolidated Balance Sheets

	August 31, 2020	May 31, 2020 (1)
	unaudited	audited
ASSETS
Current assets:
Cash and cash equivalents	$373,378	$500
Restricted cash and cash equivalents	177,244	–
Receivable from founders	–	63
Prepaid expenses and other current assets	11,202	–
Investment in affiliated company	28,632	–
Refundable income taxes	26,078	–
Total current assets	616,534	563
Total assets	$616,534	$563

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$24,974	$–
Accrued payable to founders	55,777	1,011
Derivative liability	83,500	–
Accrued expenses and other	194,172	–
Total current liabilities	358,423	1,011

Total liabilities	358,423	1,011

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: no shares outstanding as of August 31, 2020 and May 31, 2020	–	–
Series A Convertible Voting Preferred Stock; $0.00001 par value; 630,000 and no shares issued and outstanding as of August 31, 2020 and May 31, 2020, respectively	6	–
Series B Convertible Voting Preferred Stock; $0.00001 par value; 70,000 and no shares issued and outstanding as of August 31, 2020 and May 31, 2020, respectively	1	–
Class A common stock, $0.0001 par value; 900,000 shares authorized: no shares issued and outstanding as of August 31, 2020 and May 31, 2020	–	–
Class B common stock, $0.0001 par value; 100,000 shares authorized: no shares issued and outstanding as of August 31, 2020 and May 31, 2020	–	–
Common stock, $0.00001 par value: 600,000,000 shares authorized: 401,392,948 and no shares issued and outstanding at August 31, 2020 and May 31, 2020, respectively	4,014	–
Common stock subscribed and not yet issued	–	63
Additional paid-in capital	370,484	–
Accumulated deficit	(116,394)	(511)

Total stockholders’ equity (deficit)	258,111	(448)
Total liabilities and stockholders’ equity (deficit)	$616,534	$563

(1)	Private Mosaic was incorporated on March 30, 2020.

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Quarter Ended August 31, 2020 (1)
Operating expenses:
Research and development	$83,507
General and administrative	28,300
Total operating expenses	111,807

Other income (expense):
Interest income	31
Equity in loss of affiliated company	(4,107)
Total other expense, net	(4,076)

Loss before provision for income taxes	(115,883)

Provision for income taxes	–

Net loss	$(115,883)

Basic loss per common share	$–

Diluted loss per common share	$–

Weighted average number of common shares outstanding – basic	47,652,516
Weighted average number of common shares outstanding – diluted	47,652,516

(1)	No comparative prior year financial information included as Private Mosaic was incorporated on March 30, 2020.

See accompanying notes to unaudited condensed consolidated financial statements

Patriot Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Quarter Ended August 31, 2020 (1)
Operating activities:
Net loss	$(115,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of affiliated company	4,107
Fair value of common stock issued under License Option Agreement	7
Anti-dilution rights derivative liability expense	83,500
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(800)
Accounts payable, accrued expenses and other	(80,853)
Accrued payable to founders	54,766
Net cash used in operating activities	(55,156)

Investing activities:
Net cash, cash equivalents and restricted cash acquired in Reverse Merger	605,215
Net cash provided by investing activities	605,215

Financing activities:
Proceeds from the issuance of Class A common stock	63
Net cash provided by financing activities	63

Net increase in cash, cash equivalents and restricted cash	550,122

Cash, May 31, 2020	500

Cash, cash equivalents, and restricted cash, August 31, 2020	$550,622

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$373,378
Restricted cash	177,244
$550,622

Supplemental disclosure of non-cash investing activities:
Net liabilities assumed in Reverse Merger, net of cash and restricted cash	$(230,780)

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–

(1)	No comparative prior year financial information included as Private Mosaic was incorporated on March 30, 2020.

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited) (1)

	Common Stock Subscribed	Class A Common Stock		Class B Common Stock		Common Stock
	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balances, May 31, 2020	$63	–	$–	–	$–	–	$–

Issuance of Class A Common Stock to founders	(63)	630,000	63			–	–

Issuance of Class B Common Stock under License Option Agreement	–	–	–	70,000	7	–	–

Exchange of Class A and Class B Common Stock for Series A and Series B Convertible Voting Preferred Stock under Reverse Merger	–	(630,000)	(63)	(70,000)	(7)	–	–

Net assets acquired under Reverse Merger	–	–	–	–	–	401,392,948	4,014

Net loss	–	–	–	–	–	–	–

Balances, August 31, 2020	$–	–	$–	–	$–	401,392,948	$4,014

	Series A Convertible Voting Preferred		Series B Convertible Voting Preferred		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, May 31, 2020	–	$–	–	$–	$–	$(511)	$(448)

Issuance of Class A Common Stock to founders	–	–	–	–	–	–	–

Issuance of Class B Common Stock under License Option Agreement	–	–	–	–	–	–	7

Exchange of Class A and Class B Common Stock for Series A and Series B Convertible Voting Preferred Stock under Reverse Merger	630,000	6	70,000	1	63	–	–

Net assets acquired under Reverse Merger	–	–	–	–	370,421	–	374,435

Net loss	–	–	–	–	–	(115,883)	(115,883)

Balances, August 31, 2020	630,000	$6	70,000	$1	$370,484	$(116,394)	$258,111

(1)	No comparative prior year financial information included as Private Mosaic was incorporated on March 30, 2020.

See accompanying notes to unaudited condensed consolidated financial statements.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements For the Quarter Ended August 31, 2020

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Patriot,” “Mosaic,” “we,” “our,” or “us” in this quarterly report refer to Patriot Scientific Corporation and its subsidiaries immediately following the Reverse Merger, as the Registrant, until its name change to Mosaic ImmunoEngineering Inc. is approved and effective. References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering Inc. prior to the completion of the Reverse Merger.

1. Organization and Business

Organization

Mosaic ImmunoEngineering Inc. (referred to as “Private Mosaic” prior to the Reverse Merger, as described below) was organized under Delaware law on March 30, 2020 (date of inception). Private Mosaic will maintain the legal entity name of Patriot Scientific Corporation as the Registrant (the “Company,” “combined company,” “Patriot,” “Mosaic,” “we,” “us,” or “our”) until its name change to Mosaic ImmunoEngineering Inc. is approved and effective. Patriot Scientific Corporation, together with its wholly-owned subsidiaries, is an early-stage biotechnology company focused on a novel platform technology using immunostimulatory nanotechnology-based therapeutics and vaccines to treat and prevent cancer and infectious diseases (see Note 6).

Stock Purchase Agreement

On August 19, 2020, PTSC and Private Mosaic entered into a stock purchase agreement (“Stock Purchase Agreement”). The transaction closed on August 21, 2020 (“Closing Date”) in accordance with the terms of the Stock Purchase Agreement, whereby one of the wholly owned subsidiaries of PTSC merged with and into Private Mosaic, with Private Mosaic surviving as wholly owned subsidiary of PTSC (the “Reverse Merger”) (see Note 2).

On the Closing Date, PTSC acquired 100% of the issued and outstanding common stock of Private Mosaic, representing 630,000 shares of its Class A common stock (“Class A Stock”) and 70,000 shares of its Class B common stock (“Class B Stock”) (collectively referred to as “Target Common Stock”). In exchange for the Target Common Stock, the holders of the Class A Stock received 630,000 shares of PTSC’s Series A Convertible Voting Preferred Stock (“Series A Preferred”) and holders of the Class B Stock received 70,000 shares of PTSC’s Series B Convertible Voting Preferred Stock (“Series B Preferred”). Each share of Series A Preferred converts into 5,097.053 shares of common stock of Patriot and possesses full voting rights, on an as-converted basis, as the common stock of Patriot, as defined in the Series A Certificate of Designation. Each share of Series B Preferred converts into 5,734.185 shares of common stock of Patriot, possesses full voting rights, on an as-converted basis, as the common stock of the Patriot and contains certain anti-dilution protections, as defined in the Series B Certificate of Designation. On a fully diluted, as converted basis, the holders of Series A Preferred and Series B Preferred, in aggregate, own 90% of the issued and outstanding common stock of the combined company.

Private Mosaic was determined to be the accounting acquirer based upon the terms of the Stock Purchase Agreement and other factors including: (i) Private Mosaic stockholders owned 90% of the combined organization immediately following the Closing Date, (ii) Private Mosaic directors held a majority of board seats in the combined organization and (iii) Private Mosaic management held all key positions in the management of the combined company.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements (continued) For the Quarter Ended August 31, 2020

Liquidity and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At August 31, 2020, the Company had cash and cash equivalents of $373,378 and has not yet generated any revenues. Therefore, our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this report on Form 10-Q.

There are a number of uncertainties associated with our ability to raise additional capital and we have no current arrangements with respect to any additional financing. In addition, the continuation of disruptions caused by COVID-19 may cause investors to slow down or delay their decision to deploy capital based on volatile market conditions which will adversely impact our ability to fund future operations. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. The inability to obtain additional capital will delay our ability to conduct our business operations. Any additional equity financing may involve substantial dilution to our then existing stockholders. The above matters raise substantial doubt regarding our ability to continue as a going concern.

2. Significant Accounting Policies

Basis of Presentation

As a result of the Reverse Merger, Private Mosaic’s historical results of operations replaced PTSC’s historical results of operations for all periods prior to the Reverse Merger and, for all periods following the Reverse Merger, the results of operations of the combined company will be included in the Company’s consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented. Operating results for the three months ended August 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2021.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements (continued) For the Quarter Ended August 31, 2020

Reverse Merger

On August 21, 2020, Private Mosaic completed a Reverse Merger with PTSC pursuant to which Private Mosaic merged into PTSC (see Note 1). Due to the nominal assets and limited operations of PTSC prior to the Reverse Merger, the transaction was treated as a reverse acquisition under the provision of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 whereby Private Mosaic became the accounting acquirer (legal acquiree) and PTSC was treated as the accounting acquiree (legal acquirer). As the transaction was treated as a reverse asset acquisition, no intangibles, including goodwill, were recognized. The net tangible assets acquired and liabilities assumed totaled $374,435 which were acquired by Private Mosaic in connection with the transaction and are recorded at their estimated acquisition date fair values as of the Closing Date, as follows:

Cash and cash equivalents	$427,971
Restricted cash and cash equivalents	177,244
Refundable income taxes	26,078
Prepaid expenses and other current assets	10,402
Investment in affiliated company	32,739
Accounts payable, accrued expenses and other	(299,999)
Net assets acquired	$374,435

Investment in Affiliated Company

We have a 50% interest in Phoenix Digital Solutions LLC (“PDS”). We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the condensed consolidated statements of operations in the caption “Equity in earnings (loss) of affiliated company” and also is adjusted by contributions to and distributions from PDS. We review our investment in PDS to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. If the decline in value is deemed to be other than temporary, we would recognize an impairment loss (see Note 4).

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates in these unaudited condensed consolidated financial statements include those related to the fair value of the anti-dilution issuance rights liability (derivative liability), investment in affiliated company, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making such accounting estimates and assumptions, the actual financial statement results could differ materially from such accounting estimates and assumptions.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements (continued) For the Quarter Ended August 31, 2020

Patent Costs

Patent related costs in connection with filing and prosecuting patent applications and patents filed by the Company are expensed as incurred and are classified as general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Income (Loss) Per Share

Basic income (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

For the quarter ended August 31, 2020, the issuance of 3,612,536,340 shares of common stock upon the conversion of Series A Preferred and Series B Preferred were excluded in the calculation of diluted loss per share as the impact was anti-dilutive during periods of net loss.

In connection with an acquisition of Crossflo by PTSC, 2,844,630 escrow shares were issued that are contingent upon certain representations and warranties made by Crossflo. We exclude these escrow shares from the basic income (loss) per share calculations and would have included the escrowed shares in the diluted income per share calculations if we reported net income.

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

In addition, utilization of our net operating loss carry forwards may be subject to an annual limitation due to ownership change limitations that may have occurred as a result of the Reverse Merger, or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the net operating loss carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a Company by certain stockholders. Moreover, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future, which could further limit our ability to use net operating loss carryforwards. As a result, if we generate taxable income, our ability to use some of our net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability to us.

With the exception of refundable income taxes, we have determined that it was more likely than not that all of our deferred tax assets will not be realized in the future due to our continuing pre-tax and taxable losses in addition to the potential loss of deferred tax assets as a result of the Reverse Merger (see Note 1). As a result of this determination, and with the exception for the aforementioned refundable income taxes, we have recorded a full valuation allowance against our deferred tax assets.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements (continued) For the Quarter Ended August 31, 2020

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

Segment Data

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. No revenue has been generated since inception, and all tangible assets are held in the United States.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The issue addressed in ASU 2016-15 that will affect the Company is classifying distributions received from equity method investments. The guidance provides an accounting policy election for classifying distributions received from equity method investments using either a cumulative earnings approach or a nature of distributions approach. The Company adopted this standard on March 30, 2020 (date of inception). The adoption did not have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on March 30, 2020 (date of inception). Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The accounting standard update also updates certain presentation and disclosure requirements. The Company adopted ASU 2016-01 on March 30, 2020 (date of inception). Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, as amended ("ASC 842"), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASC 842 effective March 30, 2020 (date of inception). As permitted under the transition guidance, the Company will carry forward the assessment of whether its contracts contain or are leases, classification of its leases and remaining lease terms. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements (continued) For the Quarter Ended August 31, 2020

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which removes, modifies, and adds various disclosure requirements on fair value measurements in Topic 820. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this update. The Company adopted ASU 2018-13 effective March 30, 2020 (date of inception). Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of money market funds as well as an anti-dilution issuance rights liability pursuant to the License Option Agreement with Case Western Reserve University (“CWRU”) (see Note 6). The anti-dilution issuance rights meet the definition of a derivative under FASB’s ASC Topic 815 and the liability is carried at fair value.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy:

		Fair Value Measurements at August 31, 2020 Using
	Fair Value at August 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$373,378	$373,378	$–	$–
Restricted cash and cash equivalents	177,244	177,244	–	–
Total assets	$550,622	$550,622	$–	$–

Liabilities:
Anti-dilution issuance rights liability	$83,500	$–	$–	$83,500
Total liabilities	$83,500	$–	$–	$83,500

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements (continued) For the Quarter Ended August 31, 2020

		Fair Value Measurements at May 31, 2020 Using
	Fair Value at May 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$500	$500	$–	$–
Total assets	$500	$500	$–	$–

Anti-Dilution Issuance Rights Liability

Pursuant to the Series B Preferred Certificate of Designation, the Series B Preferred includes certain anti-dilution issuance rights, whereby the holder will continue to maintain equity ownership equal to 10% of the fully diluted shares of common stock outstanding, calculated on an as converted basis, including all other convertible securities outstanding and reserved for issuance (and excluding stock options issued and outstanding and reserved for issuance under a Board approved employee stock option plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company) until the Company raises approximately $626,000 from the sale of common or preferred stock, or a combination thereof (see Note 6).

To determine the estimated fair value of the anti-dilution issuance rights liability, the Company used a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables. At the date of issuance on August 21, 2020 (at inception) and as of the quarter ended August 31, 2020, the estimated fair value of the anti-dilution issuance rights was $83,500. We initially recorded the fair value as a derivative liability with a corresponding charge to research and development expense and we will mark-to-market at each reporting period, with changes in fair value recognized in other income (expense) in the consolidated statement of operations at each period-end while this derivative instrument is outstanding.

The primary inputs used in valuing the anti-dilution issuance rights liability at inception and upon remeasurement at August 31, 2020, were as follows:

	At August 31, 2020	At inception
Fair value of common stock (per share)	$0.0080	$0.0066
Estimated additional shares of common stock	22,395,346	28,730,844
Expected volatility	135%	135%
Expected term (years)	0.45	0.45
Risk-free interest rate	0.12%	0.11%

The fair value of the derivative liability was determined by management with the assistance of an independent third-party specialist. The computation of expected volatility was estimated using available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption. In addition, the Company incorporated the estimated number of shares, timing, and probability of future equity financings in the calculation of the anti-dilution issuance rights liability.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements (continued) For the Quarter Ended August 31, 2020

4. Investment in Affiliated Companies

Phoenix Digital Solutions, LLC (“PDS”)

PDS was previously formed by PTSC to pursue licensing of its intellectual property. We own 50% of the membership interests of PDS, representing $28,632 as of August 31, 2020. On September 29, 2020, the managing members of PDS agreed to wind up and dissolve PDS as the underlying intellectual property was no longer enforceable. We expect that our 50% membership interest in the remaining net cash on hand will approximate the book value at August 31, 2020. PDS’s balance sheet at August 31, 2020 is as follows:

August 31, 2020
(Unaudited)
Assets:
Cash	$65,478
Total assets	$65,478

Liabilities and Members’ Equity:
Accrued expenses	$8,214
Members’ equity	57,264
Total liabilities and members’ equity	$65,478

PDS’s statement of operations for the quarter ended August 31, 2020 is as follows:

Quarter Ended August 31, 2020
(Unaudited)
Expenses	$8,214
Net loss	$(8,214)

Holocom, Inc.

We currently own 2,100,000 shares of preferred stock, representing approximately a 46% ownership interest, on an as-converted basis, in Holocom, Inc. (“Holocom”), a California corporation that manufactures products that protect information transmitted over secure networks. The shares are convertible at our option into shares of Holocom’s common stock on a one-to-one basis. The preferred stock entitles us to receive non-cumulative dividends at the per annum rate of $0.04 per share, when and if declared by the Board of Directors of Holocom, as well as a liquidation preference of $0.40 per share, plus an amount equal to all declared but unpaid dividends.

As of the Closing Date (see Note 1) and as of August 31, 2020, our investment in Holocom was valued at $0 based on various indicators of impairment, including Holocom’s inability to meet its business plan and raise sufficient capital, in addition to the general economic environment.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements (continued) For the Quarter Ended August 31, 2020

5. Accrued Expenses and Other Current Liabilities; Accrued Payable to Founders

Accrued expenses and other current liabilities consisted of the following as of:

	August 31, 2020	May 31, 2020
Crossflo acquisition liability	$177,244	$–
Accrued legal	15,000	–
Other accrued expenses	1,928	–
Total accrued expenses and other current liabilities	$194,172	$–

In September 2008, PTSC acquired Patriot Data Solutions Group, Inc. formerly known as Crossflo Systems, Inc. (“PDSG”). In connection with an acquisition of Crossflo by PTSC, we have accrued $177,244 that could be payable to Crossflo investors. We have set aside restricted cash and cash equivalents in the amount of $177,244 to cover any potential liability.

Accrued Payable to Founders

At May 31, 2020, accrued payable to founders of $1,011 represents reimbursable advances to the Company to establish the Company and a bank account for operations. At August 31, 2020, accrued payable to founders of $55,777 represents advances to the Company to establish the Company and a bank account for operations, consulting services provided by a founder, plus the overpayment of $49,997 in common stock subscribed. Such accrued payable to founders does not earn interest and is not convertible into any other security.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements (continued) For the Quarter Ended August 31, 2020

6. License Option Agreement

On July 1, 2020, we signed a Material Transfer, Evaluation, and Exclusive Option Agreement (“License Option Agreement”) with Case Western Reserve University (“CWRU”), granting the Company the exclusive right to license technology for a novel platform technology using virus-like nanoparticles to treat and prevent cancer and infectious diseases in humans and for veterinary use. Under the License Option Agreement, CWRU granted the Company the exclusive option for a period of two (2) years to negotiate and enter into a license agreement with CWRU, provided that we meet certain diligence milestones, including but not limited to, (i) delivering a development plan within 18 months, (ii) raising $3 million in either equity, debt, or grant funding, or a combination thereof within 18 months, (iii), generating sufficient preclinical data to support the identification of the initial field of use to support the initial planned clinical indication for the technology, (iv) determining manufacturing processes and cGMP requirements to manufacture the initial product for use in toxicology studies, and (v) identifying required toxicology studies required to support Phase I clinical trials in the initial field of use. In addition, the parties agreed to the royalty rates payable on net sales of licensed products to fall within the range of 4% to 8% and the parties agree to negotiate in good faith on the final licensing terms.

Under the License Option Agreement, Private Mosaic issued CWRU 70,000 shares of Class B Common Stock at the fair market value of $7 on the date of issuance, representing 10% of the fully diluted shares of common stock outstanding of Private Mosaic. On August 21, 2020, the Class B Stock was exchanged for shares of Series B Preferred under the Reverse Merger, which included certain anti-dilution rights. Pursuant to the Certificate of Designation, the Series B Preferred holder will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding of the Company, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we initially raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, net working capital acquired under the Reverse Merger of approximately $374,000 was applied against the Capital Threshold. As of August 31, 2020, the remaining Capital Threshold was approximately $626,000. The anti-dilution issuance rights under the License Option Agreement meet the definition of a derivative instrument under FASB’s ASC Topic 815, Derivatives and Hedging (see Note 3).

In addition, if we enter into a license agreement with CWRU, we would be responsible for the reimbursement of all past patent costs incurred by CWRU though the date of the License Option Agreement, which amount has been estimated to be approximately $267,000. This amount will be expensed when the Company intends to enter into a license agreement with CWRU.

7. Stockholders’ Equity

On the Closing Date of the Reverse Merger, PTSC acquired 100% of the issued and outstanding common stock of Private Mosaic, representing 630,000 shares of its Class A common stock (“Class A Stock”) and 70,000 shares of its Class B common stock (“Class B Stock”) (collectively referred to as “Target Common Stock”). In exchange for the Target Common Stock, the holders of the Class A Stock received 630,000 shares of the Company’s Series A Convertible Voting Preferred Stock (“Series A Preferred”) and holders of the Class B Stock received 70,000 shares of the Company’s Series B Convertible Voting Preferred Stock (“Series B Preferred”).

In addition, holders of the Series A Preferred and Series B Preferred have certain investor registration rights. At any time after 180 days following the Closing Date of the Reverse Merger, holders of at least 75% of the Series A Preferred and Series B Preferred can demand that the Company file a registration statement on Form S-1 within 60 days of the holders request. Furthermore, in the event the Company is eligible to file a registration statement on Form S-3, the holders can request the Company file the registration at any time, and the Company will have 60 days to comply with such request. In any event, there are no penalties if the Company is unable to comply with the holders request.

Moreover, the holders of Series A Preferred and Series B Preferred agreed to vote all shares owned in favor of an increase in the authorized number of shares of common stock or to vote for a reverse stock split, at a ratio determined by the Board of Directors of the Company, to ensure that the Company has sufficient authorized shares of common stock upon the conversion of Series A Preferred and Series B Preferred into shares of common stock.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements (continued) For the Quarter Ended August 31, 2020

Series A Preferred

On August 21, 2020, the Company issued 630,000 shares of Series A Preferred (classified as permanent equity), in exchange for 630,000 shares of Series A Common Stock of Private Mosaic. Each share of Series A Preferred has a par value of $0.00001 per share, no dividend rate, a stated value of $6.50 per share, and each share of Series A Preferred converts into 5,097.053 shares of common stock of the Company (“Series A Conversion Number”). In addition, the Series A Preferred possesses full voting rights, on an as-converted basis, as the common stock of the Company, as defined in the Series A Certificate of Designation. Furthermore, the Series A Preferred will automatically convert into common stock of the Company upon (i) the Company filing an Amended and Restated Articles of Incorporation so that the Company has a sufficient number of authorized and unissued shares of Common Stock so as to permit the conversion of all outstanding shares of the Series A Preferred into common stock and (ii) the effectiveness of any registration statement registering the resale of the underlying shares.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary (a “Liquidation Event”), the Holders of Series A Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of common stock, an amount per share in cash equal to the greater of (x)  the stated value of $6.50 for each share of Series A Preferred then held by the holder or (y) the amount payable per share of common stock which such holder of Series A Preferred would have received if such Holder had converted to common stock immediately prior to the Liquidation Event.

Series B Preferred

On August 21, 2020, the Company issued 70,000 shares of Series B Preferred (classified as permanent equity), in exchange for 70,000 shares of Series B Common Stock of Private Mosaic. Each share of Series B Preferred has a par value of $0.00001 per share, no dividend rate, a stated value of $6.50 per share, and each share of Series B Preferred converts into 5,734.185 shares of common stock of the Company (“Series B Conversion Number”). In addition, the Series B Preferred possesses full voting rights, on an as-converted basis, as the common stock of the Company, as defined in the Series B Certificate of Designation. Furthermore, the Series B Preferred does not have any mandatory conversion rights and only converts upon written notice from the holder.

The Class B Preferred also includes certain anti-dilution rights (“anti-dilution issuance rights”), whereby the holder of Class B Preferred will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, any net working capital acquired under a reverse merger or acquisition shall be applied against the Capital Threshold. The preliminary net working capital of PTSC on the Closing Date was approximately $374,000. As such, remaining Capital Threshold is approximately $626,000 as of August 31, 2020. The anti-dilution issuance rights meet the definition of a derivative instrument under FASB’s ASC Topic 815, Derivatives and Hedging (see Note 3).

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary (a “Liquidation Event”), the Holders of Series B Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of common stock, an amount per share in cash equal to the greater of (x)  the stated value of $6.50 for each share of Series A Preferred then held by the holder or (y) the amount payable per share of common stock which such holder of Series B Preferred would have received if such Holder had converted to common stock immediately prior to the Liquidation Event.

Patriot Scientific Corporation
Notes to Unaudited Condensed Consolidated Financial Statements (continued) For the Quarter Ended August 31, 2020

8. Commitments and Contingencies

Legal Matters

While the Company is not involved in any litigation as of August 31, 2020, the Company may be involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. Any litigation could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Indemnification

We have made certain guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party. We indemnify our directors, officers, employees, and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these guarantees and indemnities in the accompanying condensed consolidated balance sheets.

Escrow Shares

On August 31, 2009, we gave notice to the former shareholders of Crossflo and Union Bank of California (the “Escrow Agent”) under Section 2.5 of the Agreement and Plan of Merger between us and Crossflo (the “Agreement”), outlining damages incurred by us in conjunction with the acquisition of Crossflo, and seeking the return of 2,844,630 shares of our common stock held by the Escrow Agent. Subsequently, former shareholders of Crossflo, representing a majority of the escrowed shares responded in protest to our claim, delaying the release of the escrowed shares until a formal resolution is reached.  In the event we fail to prevail in our claim against the escrowed shares, we may be obligated to deposit into escrow approximately $256,000 of cash consideration due to the decline in our average stock price over the one year escrow period, calculated in accordance with the Section 2.5 of the Agreement.  We have evaluated the potential for loss regarding our claim and believe that it is probable that the resolution of this issue will not result in a material obligation to the Company, although there is no assurance of this.  Accordingly, we have not recorded a liability for this matter.

Patent Expenses

Under the License Option Agreement (see Note 6), if we enter into a license agreement with CWRU, we would be responsible for the reimbursement of all past patent costs incurred by CWRU though the date of the License Option Agreement, which amount has been estimated to be approximately $267,000. This amount will be expensed when the Company intends to enter into a license agreement with CWRU.

9. Subsequent Events

We have evaluated subsequent events after the consolidated balance sheet date and through the filing date of these consolidated financial statements, and based on our evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited financial statements and notes thereto of Private Mosaic as of and for the period ended May 31, 2020 included in our Current Report on Form 8-K/A, filed with the Securities and Exchange Commission, or SEC, on October 14, 2020. As further described in “Note 1 – Organization and Business” and “Note 2 – Significant Accounting Policies” in this Quarterly Report, Private Mosaic was determined to be the accounting acquirer in the Reverse Merger and, accordingly, the pre-Merger historical financial information presented in this Quarterly Report reflects the standalone financial statements of Private Mosaic.

Unless the context otherwise requires, references to the “Company,” the “combined company” “Mosaic” “Patriot,” “we,” “our” or “us” in this Quarterly Report refer to Patriot Scientific Corporation and its subsidiaries immediately following the Reverse Merger, as the Registrant, until its name change to Mosaic ImmunoEngineering Inc. is approved and effective.. References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering Inc. prior to the completion of the Reverse Merger.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see Part II, Item 1A. Risk Factors for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period.

Any forward-looking statements in this Quarterly Report reflect our views and assumptions only as of the date that this report is signed with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

About Mosaic

Mosaic, a Delaware corporation incorporated on March 30, 2020, is a development-stage biotechnology company focused on a novel platform technology using immunostimulatory nanotechnology-based therapeutics and vaccines to treat and prevent cancer and infectious diseases in humans and for veterinary use.  Mosaic’s founders came together to advance the development of a novel nanoparticle-based intra-tumoral immunotherapy with broad potential to treat solid cancers in both humans and companion animals.

Mosaic will maintain the name of Patriot Scientific Corporation as the Registrant (the “Company”, “Patriot”, “we”, “us” or “our”) until our name change to Mosaic ImmunoEngineering Inc. is approved and effective.

On July 1, 2020, Mosaic signed a License Option Agreement with Case Western Reserve University, granting Private Mosaic the exclusive right to license certain technology for a period of two years.  Under the License Option Agreement, Mosaic has exclusive right to develop and license the following novel platforms technologies:

Nanoparticle-based Immunotherapy for the Treatment of Cancer

The Company’s lead oncology candidate, MI-O-101, resulted from years of research by the scientific co-founders that was supported by numerous grants totaling more than $20 million in aggregate from federal and private funding agencies. Published data from these studies and ongoing research supports MI-O-101 anti-cancer activity as a monotherapy and has established its ability to improve standard cancer therapies including chemotherapy, radiation and immunotherapy in a wide variety of tumor types, including data from preclinical animal models, veterinary studies in companion animals with naturally occurring cancer, as well as the potential to activate human immune cells. MI-O-101 is currently in late-stage preclinical development with plans to advance the lead candidate towards Phase 1 as funding becomes available.

Modular Vaccine Platform (“MVP”)

Mosaic's MVP is based on combining the same nanotechnology-based adjuvant used in immuno-oncology with carefully selected targets of interest to direct a protective or potentially a therapeutic immune response. This technology platform has been successfully evaluated for effectiveness with oncology cancer targets, oncology virus targets and recently in infectious diseases.

The MVP platform is designed to facilitate the rapid development of vaccine candidates due to its modular nature. The adjuvant and linking chemistry can be stockpiled and ready for the rapid identification of targets of interest which can be linked for testing in a shorter timeline. The MVP platform combined with the Company's proprietary delivery system which allows for self-administration and shipment of materials at room temperature makes the platform ideal for rapid response situations.

Mosaic and its research partners are actively working towards a possible lead candidate for COVID-19 while simultaneously advancing the system for rapid response, as well as the development of more traditional vaccine candidates in infectious diseases and oncology.

Recent Developments

Reverse Merger

On August 21, 2020 (the “Closing Date”), PTSC acquired 100% of the issued and outstanding common stock of Private Mosaic, representing 630,000 shares of its Class A common stock (“Class A Stock”) and 70,000 shares of its Class B common stock (“Class B Stock”) (collectively referred to as “Target Common Stock”). In exchange for the Target Common Stock, the holders of the Class A Stock received 630,000 shares of Patriot’s Series A Convertible Voting Preferred Stock (“Series A Preferred”) and holders of the Class B Stock received 70,000 shares of PTSC’s Series B Convertible Voting Preferred Stock (“Series B Preferred”). Each share of Series A Preferred converts into 5,097.053 shares of common stock of Patriot and possesses full voting rights, on an as-converted basis, as the common stock of PTSC, as defined in the Series A Certificate of Designation. Each share of Series B Preferred converts into 5,734.185 shares of common stock of PTSC, possesses full voting rights, on an as-converted basis, as the common stock of the PTSC, and contains certain anti-dilution rights, as defined in the Series B Certificate of Designation. On a fully diluted, as converted basis, the holders of Series A Preferred and Series B Preferred, in aggregate, own 90% of the issued and outstanding common stock of the Company as of the Closing Date.

The Reverse Merger was treated by the Company as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For accounting purposes, Private Mosaic is considered to have acquired PTSC as the accounting acquirer because: (i) Private Mosaic stockholders owned 90% of the combined company, on an as-converted basis, immediately following the Closing Date, (ii) Private Mosaic directors held a majority of board seats in the combined company and (iii) Private Mosaic management held all key positions in the management of the combined company. Accordingly, Private Mosaic’s historical results of operations will replace PTSC’s historical results of operations for all periods prior to the Reverse Merger and, for all periods following the Reverse Merger, the results of operations of the combined company will be included in the Company’s financial statements.

Based on the inception of Private Mosaic on March 30, 2020, the financial condition and results of operations of the Company for the periods presented in this Quarterly Report bear no relationship to the future business, financial condition and results of operations of the Company, and are not indicative of the business, financial condition and results of operations of the Company, for any future period.

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

1.	Reverse Merger Accounting

On August 21, 2020, Private Mosaic completed a Reverse Merger with PTSC pursuant to which Private Mosaic merged into PTSC. Due to the nominal assets and limited operations of PTSC prior to the Reverse Merger, the transaction was treated as a reverse acquisition under the provision of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, whereby Private Mosaic became the accounting acquirer (legal acquiree) and PTSC was treated as the accounting acquiree (legal acquirer). As the transaction was treated as a reverse asset acquisition, no intangibles, including goodwill, were recognized. The net tangible assets acquired and liabilities assumed totaled $374,435, which were acquired by Private Mosaic in connection with the transaction and are recorded at their estimated acquisition date fair values as of the Closing Date, as follows:

Cash and cash equivalents	$427,971
Restricted cash and cash equivalents	177,244
Refundable income taxes	26,078
Prepaid expenses and other current assets	10,402
Investment in affiliated company	32,739
Accounts payable, accrued expenses and other	(299,999)
Net assets acquired	$374,435

2.	Investment in Affiliated Companies

We have a 50% interest in Phoenix Digital Solutions LLC (“PDS”). We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the condensed consolidated statements of operations in the caption “Equity in earnings (loss) of affiliated company” and also is adjusted by contributions to and distributions from PDS. We review our investment in PDS to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. If the decline in value is deemed to be other than temporary, we would recognize an impairment loss.

We currently own 2,100,000 shares of preferred stock, representing approximately a 46% ownership interest, on an as-converted basis, in Holocom, Inc. (“Holocom”), a California corporation that manufactures products that protect information transmitted over secure networks. The shares are convertible at our option into shares of Holocom’s common stock on a one-to-one basis. The preferred stock entitles us to receive non-cumulative dividends at the per annum rate of $0.04 per share, when and if declared by the Board of Directors of Holocom, as well as a liquidation preference of $0.40 per share, plus an amount equal to all declared but unpaid dividends. As of the Closing Date and as of August 31, 2020, our investment in Holocom was valued at $0 based on various indicators of impairment, including Holocom’s inability to meet its business plan and raise sufficient capital, in addition to the general economic environment.

3.	Fair Value of Financial Instruments

Anti-Dilution Issuance Rights Liability

Pursuant to the Series B Preferred Certificate of Designation, the Series B Preferred includes certain anti-dilution issuance rights, whereby the holder will continue to maintain equity ownership equal to 10% of the fully diluted shares of common stock outstanding, calculated on an as converted basis, including all other convertible securities outstanding and reserved for issuance (and excluding stock options issued and outstanding and reserved for issuance under a Board approved employee stock option plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company) until we raise approximately $626,000 from the sale of common or preferred stock, or a combination thereof .

To determine the estimated fair value of the anti-dilution issuance rights liability, the Company used a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables. At the date of issuance on August 21, 2020 (at inception) and as of the quarter ended August 31, 2020, the estimated fair value of the anti-dilution issuance rights was $83,500. We initially recorded the fair value as a derivative liability with a corresponding charge to research and development expense and we will mark-to-market at each reporting period, with changes in fair value recognized in other income (expense) in the consolidated statement of operations at each period-end while this derivative instrument is outstanding.

The primary inputs used in valuing the anti-dilution issuance rights liability at inception and upon remeasurement at August 31, 2020, were as follows:

	At August 31, 2020	At inception
Fair value of common stock (per share)	$0.0080	$0.0066
Estimated additional shares of common stock	22,395,346	28,730,844
Expected volatility	135%	135%
Expected term (years)	0.45	0.45
Risk-free interest rate	0.12%	0.11%

The fair value of the common stock was determined by management with the assistance of an independent third-party specialist. The computation of expected volatility was estimated using available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption. In addition, the Company incorporated the estimated number of shares, timing, and probability of future equity financings in the calculation of the anti-dilution issuance rights liability.

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

In addition, utilization of our net operating loss carry forwards may be subject to an annual limitation due to ownership change limitations that may have occurred as a result of the Reverse Merger, or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the net operating loss carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a Company by certain stockholders. Moreover, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future, which could further limit our ability to use net operating loss carryforwards. As a result, if we generate taxable income, our ability to use some of our net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability to us.

With the exception of refundable income taxes, we have determined that it was more likely than not that all of our deferred tax assets will not be realized in the future due to our continuing pre-tax and taxable losses in addition to the potential loss of deferred tax assets as a result of the change in control (see Note 1 to the accompanying unaudited condensed consolidated financial statements). As a result of this determination, and with the exception for the aforementioned refundable income taxes, we have recorded a full valuation allowance against our deferred tax assets.

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

Results of Operations

Mosaic was incorporated on March 30, 2020 (date of inception). Therefore, no comparative information is provided herein. Private Mosaic’s historical results of operations replaced PTSC’s historical results of operations for all periods prior to the Reverse Merger and, for all periods following the Reverse Merger, the results of operations of the combined company will be included in the Company’s financial statements.

Three Months Ended August 31, 2020:

Research and development expenses. Research and development expenses of $83,507 for the quarter ended August 31, 2020 are related to the recognition of the fair market value of the Class B common stock issued under the License Option Agreement combined with the fair market value of the anti-dilution issuance rights issued to the holder of the Series B Preferred. The estimated fair value of the anti-dilution issuance rights liability was based on a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables. Pursuant to the License Option Agreement, we receive rights to materials and research information to evaluate the technology for a period of two years with an option to license the technology, provided we achieve certain research and development milestones and financial milestones, as defined in the agreement (see Note 6 to the accompanying unaudited condensed consolidated financial statements).

General and administrative expenses. General and administrative expenses of $28,293 for the quarter ended August 31, 2020 are primarily related to legal fees of $15,000 associated with the License Option Agreement combined with payroll and consulting fees of approximately $8,000 and other expenses of approximately $5,000.

Equity in loss of affiliated company. Equity in loss of affiliated company of $4,107 for the quarter ended August 31, 2020 primarily represents expenses accrued in conjunction with the winding up and dissolving of Phoenix Digital Solutions LLC. The Company has determined that the underlying patents were no longer enforceable and therefore, deemed it to be in the best interest of shareholders to dissolve the LLC and distribute the remaining assets. In October, the Certificate of Cancellation was filed with Secretary of State of the state of Delaware.

Liquidity and Capital Resources

On August 21, 2020, we completed our Reverse Merger with PTSC, which provided $427,971 in cash and cash equivalents and restricted cash and cash equivalents of $177,244. Since our inception on March 30, 2020, we have not raised any other capital. As of August 31, 2020, we had cash and cash equivalents of $373,378 and restricted cash and cash equivalents of $177,244. Our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this quarterly report on Form 10-Q.

Our primary uses of capital to date are primarily related to corporate activities associated with corporate formation, fees associated with the License Option Agreement and the Reverse Merger. On a go forward basis, we will need additional capital to support our research and development efforts, compensation and related expenses, hiring additional staff (including clinical, scientific, operational, financial, and management personnel) and costs associated with operating as a public company. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates.

We plan to continue to fund losses from operations and capital funding needs through cash on hand and future equity and/or debt financings, as well as potential additional collaborations or strategic partnerships with other companies.

There are a number of uncertainties associated with our ability to raise additional capital and we have no current arrangements with respect to any additional financing. In addition, the continuation of disruptions caused by COVID-19 may cause investors to slow down or delay their decision to deploy capital based on volatile market conditions which will adversely impact our ability to fund future operations. Consequently, there can be no assurance that any additional financing on commercially reasonable terms, or at all, will be available when needed. The inability to obtain additional capital will delay our ability to conduct our business operations. Any additional equity financing may involve substantial dilution to our then existing stockholders. The above matters raise substantial doubt regarding our ability to continue as a going concern.

Cash Flow Summary

The following table provides a summary of our net cash flow activity for the quarter ended August 31, 2020:

Net cash used in operating activities	$(55,156)
Net cash provided by investing activities	605,215
Net cash provided by financing activities	63
Net increase in cash, cash equivalents, and restricted cash	$550,122

Cash Flows From Operating Activities

Net cash used in operating activities for the quarter ended August 31, 2020 consisted of our net loss of $115,883, offset by non-cash items consisting of (i) equity in loss of affiliated company of $4,107, (ii) the fair value of common stock issued under the License Option Agreement of $7, and (iii) the fair value of derivative liability associated with anti-dilution issuance rights of $83,500. Additionally, cash used in operating activities for the quarter ended August 31, 2020 was supplemented with a net change in operating assets and liability of $26,887.

Cash Flows From Investing Activities

Net cash provided by investing activities for the quarter ended August 31, 2020 consisted of cash, cash equivalents, and restricted cash acquired in the Reverse Merger of $605,215.

Cash Flows From Financing Activities

Net cash provided by financing activities for the quarter ended August 31, 2020 represents the proceeds received from the founders of Private Mosaic from the issuance of Class A common stock.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The issue addressed in ASU 2016-15 that will affect the Company is classifying distributions received from equity method investments. The guidance provides an accounting policy election for classifying distributions received from equity method investments using either a cumulative earnings approach or a nature of distributions approach. The Company adopted this standard on March 30, 2020 (date of inception). The adoption did not have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on March 30, 2020 (date of inception). Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The accounting standard update also updates certain presentation and disclosure requirements. The Company adopted ASU 2016-01 on March 30, 2020 (date of inception). Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, as amended ("ASC 842"), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASC 842 effective March 30, 2020 (date of inception). As permitted under the transition guidance, the Company will carry forward the assessment of whether its contracts contain or are leases, classification of its leases and remaining lease terms. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which removes, modifies, and adds various disclosure requirements on fair value measurements in Topic 820. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The Company adopted ASU 2018-13 effective March 30, 2020 (date of inception). Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash, cash equivalents, and restricted cash as of August 31, 2020 consisted of readily available cash in bank accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity. While we believe our cash and cash equivalents are not subject to excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of August 31, 2020, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our EVP, Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the EVP, Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of August 31, 2020, our management, with the participation of our President and Chief Executive Officer and our EVP, Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective.

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

Information pertaining to legal proceedings is provided in Note 8, Commitments and Contingencies, to the condensed unaudited consolidated financial statements and is incorporated by reference herein.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below, together with our unaudited interim condensed consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q (this “Quarterly Report”) and with the audited financial statements and notes thereto of Private Mosaic as of and for the year ended May 31, 2020 included in our Current Report on Form 8-K/A, filed with the Securities and Exchange Commission, or SEC, on October 14, 2020.

Unless the context otherwise requires, references to the “Company,” the “combined company” “Mosaic” “Patriot,” “we,” “our” or “us” in this Quarterly Report refer to Patriot Scientific Corporation and its subsidiaries immediately following the Reverse Merger, as the Registrant, until its name change to Mosaic ImmunoEngineering Inc. is approved and effective.. References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering Inc. prior to the completion of the Reverse Merger.

Risks Related to Our Operations

We expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.

Mosaic was formed on March 30, 2020, and therefore, we have limited operating history and have not raised any capital other than the remaining net assets acquired under the Reverse Merger. Therefore, our historical results do not reflect the significant costs required to develop our product candidates. In addition, our products are in preclinical development and therefore, we anticipate that our expenses will increase substantially over the next several years, if and as we:

•	develop product manufacturing processes under the Food and Drug Administration's (“FDA’s”) current Good Manufacturing Procedures (“cGMP”) for each of our product candidates and enter into manufacturing supply agreements to support toxicology studies and Phase I clinical trials;
•	contract preclinical toxicology studies to support the safety of our products prior to starting any human trial;
•	continue preclinical research and translational studies to enhance our understanding of the mechanism of action of the product candidates;
•	enter into collaboration arrangements with regards to product discovery and product development;
•	in-license our products and technologies from Case Western Reserve University and acquire rights to other technologies;
•	prepare regulatory filings, such as filing Investigational New Drug (“IND”) applications with the FDA that are required prior to starting any human clinical trial;
•	plan, initiate, and complete clinical trials;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel to support our research, development, and administrative efforts; and
•	operate as a public company.

We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. If we are unable to advance our product candidates and begin to generate clinical data, we may have greater difficulty raising additional capital on favorable terms, or at all.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses that we incur may fluctuate significantly from quarter to quarter.

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, obtaining marketing approval for these product candidates and manufacturing, marketing and selling those products for which we obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our development efforts will take several years and will require significant capital, that will dilute the ownership interest of common stockholders. A decline in the value of the Company could also cause stockholders to lose all or part of their investment.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The Report of Independent Registered Public Accounting Firm on Private Mosaic’s May 31, 2020 financial statements includes an explanatory paragraph stating that the Company’s limited cash on hand and its limited operating history raises substantial doubt about its ability to continue as a going concern. The condensed unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are early in our development efforts and have only two drug candidates in preclinical development.

We currently do not have any products that have gained regulatory approval. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. As a result, our business is substantially dependent on our ability to successfully complete the development of and obtain regulatory approval for our product candidates.

We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the nanotechnology area. If we are unsuccessful in accomplishing the numerous and complex objectives in developing our product candidates, we may not be able to successfully develop and commercialize our two product candidates, and our business will suffer.

Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We are an early development stage biotechnology company formed on March 30, 2020. Our ongoing operations to date have been limited to organizing the Company, business planning, acquiring rights to license the technology, identifying potential product candidates, and undertaking preclinical studies in collaboration with our external researchers under approved grants. In addition, we have limited human resources to help us achieve our goals. Consequently, any predictions made about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer and more established operating history.

In addition, as an early stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. To successfully market any of our product candidates, we will need to transition from a company with a clinical development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a new strain of coronavirus surfaced in Wuhan, China and has reached multiple other regions and countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic continues to evolve, and to date has led to the implementation of various mitigation responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as leading to reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. COVID-19 may cause delays in our research activities, and while COVID-19 has not materially affected our operations to date, the extent to which COVID-19 could impact our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, a potential vaccine, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long term, among others. Timely initiation and completion of planned preclinical studies is dependent upon the availability of, for example, preclinical study sites, universities researchers and investigators, regulatory agency personnel, and materials, which may be adversely affected by global health matters, such as pandemics. We plan to conduct preclinical studies in geographies that are currently being affected by COVID-19. Additionally, concerns over the economic impact of COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets.

The Company and its subsidiaries have limited insurance for their operations and are subject to various risks of loss.

The Company and its subsidiaries carry limited directors’ and officers’ insurance with a high deductible. In addition, we do not carry general business liability insurance or other insurance applicable to our business. Successful claims against the Company would likely render us insolvent. The Company has not reserved any amounts in connection with self-insuring against any claims against the Company or its subsidiaries.

Drug development involves a lengthy and expensive process with an uncertain outcome, including failure to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the product manufacturing of our product candidates.

Given the early stage of development for both product candidates, the risk of failure for both of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete formulation development for our products, conduct nonclinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. In addition, product manufacturing and process development along with preclinical and clinical testing are all expensive activities, difficult to design and implement, and can take years to complete. The outcome of preclinical and clinical trials is inherently uncertain. Failure can occur at any time during the development program, including during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates, may not be predictive of the results of later-stage clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval.

We may experience delays in our clinical trials, and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the FDA or any other foreign regulatory body will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the FDA, European Medicines Agency (“EMA”), or a comparable foreign regulatory authority on a trial design that we want to execute;
•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical study;
•	delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	inability, delay, or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;
•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;
•	delay or failure in having subjects complete a trial or return for post-treatment follow-up;
•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
•	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical studies and increased expenses associated with the services of our contract research organizations (“CROs”) and other third parties;
•	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;
•	we may experience delays or difficulties in the enrollment of patients that our product candidates are designed to target based on the inclusion and exclusion criteria;
•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	we may have difficulty partnering with experienced Clinical Research Organization (“CROs”) and study sites that can identify patients that our product candidates are designed to target and run our clinical trials effectively;
•	regulators or institutional review boards (“IRBs”) may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; or
•	there may be changes in governmental regulations or administrative actions.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive, or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings that would reduce the potential market for our products or inhibit our ability to successfully commercialize our product candidates;
•	be subject to additional post-marketing restrictions and/or testing requirements; or
•	have the product removed from the market after obtaining marketing approval.

Product development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether any of our preclinical studies or clinical trials will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or may allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. In addition, enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of the Company to decline and limit our ability to obtain additional financing.

If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.

If our product candidates are associated with undesirable effects in preclinical or clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Currently unknown, drug-related side effects may be identified through further clinical studies and, as such, these possible drug-related side effects could affect patient recruitment, the ability of enrolled subjects to complete the trial, or result in potential product liability claims. Reported serious adverse events may arise and the occurrence, whatever the cause, may impact the conduct of any ongoing or future clinical trial. To date, our product candidates have not been evaluated in any human clinical studies. Any occurrences of clinically significant adverse events may harm our business, financial condition and prospects significantly.

Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our or related parties’ cyber security.

Given our limited operating history, we are still in the process of implementing our internal security measures. Our internal computer systems and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses and unauthorized access. Our information technology and other planned internal infrastructure systems, including corporate firewalls, servers, connection to the Internet, face the risk of systemic failure that could disrupt our operations. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates or any future product candidates could be hindered or delayed. In addition, due to limited corporate infrastructure, our entire workforce is currently working remotely. This could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions.

We do not presently maintain insurance coverage to protect against cybersecurity risks. If we procure such coverage in the future, we cannot ensure that it will be sufficient to cover any loss we may experience as a result of such cyberattacks. Any cyber incident could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to significantly increase in parallel with our ongoing activities, particularly as we initiate product manufacturing to support preclinical and clinical testing, preclinical and clinical development, and eventually, if successful, seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our preclinical and clinical development programs or any future commercialization efforts.

Based upon current operating plans, our current working capital is insufficient to fund our operations for the next twelve months. We will require additional capital to support our development plans and eventually the commercialization of our product candidates, if approved, and may also need to raise additional funds to pursue other development activities related to additional product candidates. Our funding needs may fluctuate significantly based on several factors, including, but not limited to:

•	the scope, progress, results and costs of product development and manufacture of drug product to support preclinical and clinical development of our product candidates;
•	the extent to which we enter into additional collaboration arrangements regarding product discovery or development;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish additional collaborations with favorable terms, if at all;
•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.
•	The costs to in-license our product candidates from Case Western Reserve University and others, if we acquire or in-license other products or technologies; and
•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval

Identifying potential product candidates and conducting manufacturing and process development, preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Raising additional capital will cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings and/or debt financings. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity and/or debt securities, the ownership interest of common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or restricting the use of proceeds for only certain operational activities.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.

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

The market for our common stock is subject to rules relating to low-priced stock (“Penny Stock”) which may limit our ability to raise capital.

Our common stock is currently subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Exchange Act. In general, the penny stock rules apply to non-NASDAQ or non-national stock exchange companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” on behalf of persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document, quote information, broker’s commission information and rights and remedies available to investors in penny stocks. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules, and as a result, the number of broker-dealers willing to act as market makers in such securities is limited. The “penny stock rules,” therefore, may have an adverse impact on the market for our common stock and may affect our ability to raise additional capital.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

Future sales of shares by existing stockholders could cause the Company’s stock price to decline.

If existing stockholders of the Company sell, or indicate an intention to sell, substantial amounts of the Company’s common stock in the public market after the Reverse Merger, the trading price of the common stock of the combined company could decline. Pursuant to the Reverse Merger, shareholders of Private Mosaic own 90% of the fully diluted shares of common stock outstanding, on an as-converted basis. In addition, our shareholders are not restricted in the price at which they can sell their shares. Shares sold at a price below the current market price at which our common stock is trading may cause the market price of our common stock to decline.

Because the Reverse Merger resulted in an ownership change under Section 382 of the Internal Revenue Code for PTSC, PTSC’s pre-merger net operating loss carryforwards and certain other tax attributes may be subject to limitations.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Reverse Merger resulted in an ownership change for PTSC and, accordingly, PTSC’s net operating loss carryforwards and certain other tax attributes may be subject to limitations (or disallowance) on their use after the Reverse Merger. Additional ownership changes in the future could result in additional limitations on the Company’s post-merger net operating loss carryforwards. Consequently, even if the Company achieves profitability, it may not be able to utilize a material portion of PTSC’s, or the post-merger Company’s net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

If we decide to implement a reverse stock split, a reverse stock split could further decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by a reverse stock split given the reduced number of shares that will be outstanding following a reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split.

Risks Related to the Commercialization of Our Product Candidates

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of biosimilar or generic products.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, conducting preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We will face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue;
•	reduced resources of our management to pursue our business strategy; and
•	the inability to commercialize any products that we may develop.

We currently have no product liability insurance coverage as our product candidates are not ready for clinical testing in patients. When we secure product liability insurance, it may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Dependence on Third Parties

Future development collaborations may be important to us. If we are unable to enter into or maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.

For any of our product candidates, we may in the future determine to seek to collaborate with pharmaceutical and biotechnology companies for development of our product candidates. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential development schedule or reduce the scope of research activities, or increase our expenditures and undertake discovery or nonclinical development activities at our own expense. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development activities, we may not be able to further develop our product candidates or continue to develop our product candidates, and our business may be materially and adversely affected.

If any future collaboration does not result in the successful development of products or product candidates, product candidates could be delayed, and we may need additional resources to develop product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this periodic report also apply to the activities of our collaborators.

We may contract with third parties for the manufacture of our product candidates for preclinical and clinical studies and may expect to continue to do so for commercialization. This potential reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.

Due to our limited operations and no manufacturing facilities, we will likely utilize third parties to formulate, manufacture, package, and distribute preclinical and clinical supplies of our drug candidates. In addition, these materials are custom-made and available from only a limited number of sources. Despite drug substance and product risk management, this reliance on third parties presents a risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. Any performance failure on the part of our future manufacturers of drug substance or drug products could delay clinical development or marketing approval.

We also expect to rely on other third parties to label, store, and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we can establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

The third parties we plan to rely on for manufacturing and packaging are also subject to regulatory review, and any regulatory compliance problems with these third parties could significantly delay or disrupt our clinical or commercialization activities. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Additionally, macro-economic conditions may adversely affect these third parties, causing them to suffer liquidity or operational problems. If a key third-party vendor becomes insolvent or is forced to lay off workers assisting with our projects, our results and development timing could suffer.

In addition, our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Our anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Risks Related to Our Intellectual Property

If we or Case Western Reserve University (“CWRU”) are unable to obtain and maintain intellectual property protection for technology and products under the License Option Agreement or if the scope of the intellectual property protection obtained by CWRU is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

Our success depends in large part on our ability and CWRU’s ability to obtain and maintain patent protection in the United States, the European Union, and other countries with respect to our proprietary technology and products. We or CWRU will seek to protect our proprietary position by filing patent applications in the United States and internationally that are related to our novel technologies and product candidates. We currently heavily rely on CWRU to assist with protecting the underlying patents and patent applications under the License Option Agreement.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We or CWRU may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. It is also possible that we or CWRU will fail to identify patentable aspects of our discovery and preclinical development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, India and China do not allow patents for methods of treating the human body. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States, the European Union, and other countries may diminish the value of the underlying patents under our License Option Agreement or narrow the scope of our patent protection.

Any inability by us or CWRU to protect adequately the underlying intellectual property covered by the License Option Agreement may have a material adverse effect on our business, operating results and financial position.

If we fail to comply with our obligations in the License Option Agreement with CWRU or other agreements under which we may license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our future licensors, we could lose the option to license those rights or other rights that are important to our business.

On July 1, 2020, we signed a Material Transfer, Evaluation, and Exclusive Option Agreement (“License Option Agreement”) with CWRU, granting us the exclusive right to license technology for a novel platform technology using virus-like nanoparticles to treat and prevent cancer and infectious diseases in humans and for veterinary use. Under the License Option Agreement, CWRU granted us the exclusive option for a period of two (2) years to negotiate and enter into a license agreement with CWRU, provided that we meet certain diligence milestones, including but not limited to, (i) delivering a development plan within 18 months, (ii) raising $3 million in either equity, debt, or grant funding, or a combination thereof within 18 months, (iii), generating sufficient preclinical data to support the identification of the initial field of use to support the initial planned clinical indication for the technology, (iv) determining manufacturing processes and cGMP requirements to manufacture the initial product for use in toxicology studies, and (v) identifying required toxicology studies required to support Phase I clinical trials in the initial field of use. In addition, if we enter into a license agreement with CWRU, we would be responsible for the reimbursement of all past patent costs incurred by CWRU though the date of the License Option Agreement, which amount has been estimated to be approximately $267,000.

If we fail to comply with our obligations under the License Option Agreement, or any other future agreement, we may lose the exclusivity of our License Option Agreement, and CWRU may have the right to terminate the License Option Agreement or restrict our rights, in which event we would not be able to develop or market products covered by the License Option Agreement. Additionally, any milestones and other payments associated with these future licenses will make it less profitable for us to develop our drug candidates than if we had developed the licensed technology internally.

Also, patent prosecution under the License Option Agreement is controlled by CWRU. If CWRU fails to obtain and maintain patent or other protection for the proprietary intellectual property we plan to license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. If disputes over intellectual property and other rights that we have licensed or plan to license prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Because competition in our industry is intense, competitors may infringe or otherwise violate our rights to patents of our licensors or other intellectual property. To counter infringement or unauthorized use, we or CWRU may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours or CWRU is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly, or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. We may also elect to enter into license agreements in order to settle patent infringement claims or to resolve disputes prior to litigation, and any such license agreements may require us to pay royalties and other fees that could be significant. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure.

We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights, that are important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. If we were not able to obtain a license, or we are not able to obtain a license on commercially reasonable terms, our business could be harmed, possibly materially.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings before the USPTO. Third parties may assert infringement claims against us or CWRU based on existing patents or patents that may be granted in the future.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Any NDAs or similar agreements entered into by the Company may not be with all relevant parties, or adequately protect the confidentiality of our trade secrets. Moreover, to the extent we enter into such agreements, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate them, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Our Employee Matters, Managing Growth and Macroeconomic Conditions

Our future success depends on our ability to attract, hire, retain and motivate executives and key employees.

We are highly dependent on the product development, clinical and business development expertise of the principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executives and key employees, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

In addition, our business plan relies significantly on the continued services of our President and Chief Executive Officer, Steven King. If we were to lose his services, including through death or disability, our ability to continue to execute our business plan would be materially impaired. The Company has not entered into an employment agreement with Mr. King, or any other officer of the Company.

Recruiting and retaining qualified scientific, clinical, manufacturing, sales and marketing personnel is critical to our success. Due to the small size of the Company and the limited number of employees, each of our executives and key employees serves in a critical role. The loss of the services of our executive officers or other key employees could impede the achievement of our development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of, and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating drug product, nonclinical development, clinical development, regulatory strategy, and commercial strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to provide services to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We expect to expand our research and development function, as well as our corporate operations, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product manufacturing, research, clinical development, and regulatory affairs. To manage our anticipated future growth, we must also implement and improve our managerial, operational and financial systems, identify new facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

We will incur significant legal, accounting and other expenses that Private Mosaic did not incur as a private company, including costs associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act and rules and regulations promulgated by the SEC and Nasdaq. These rules and regulations are expected to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These rules and regulations may also make it difficult and expensive for the Company to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for the Company to attract and retain qualified individuals to serve on our board of directors or as executive officers of the Company, which may adversely affect investor confidence in the Company and could cause our business or stock price to suffer.

We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Regardless of the outcome, litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

Risks Related to Our Common Stock

We expect our stock price to be volatile, and the market price of our common stock may drop unexpectedly.

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biopharmaceutical, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	results from preclinical testing and clinical trial results, and our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•	issues in manufacturing our product candidates;
•	the entry into, or termination of, key agreements, including our License Option Agreement with CWRU and any future license agreement;
•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of the underlying intellectual property rights under the License Option Agreement or defend against the intellectual property rights of others;
•	announcements by competitors of new commercial products, clinical progress or the lack thereof, significant contracts, or commercial relationships;
•	the introduction of technological innovations or new therapies that compete with our potential products;
•	the loss of key employees;
•	general and industry-specific economic conditions that may affect our research and development expenditures;
•	changes in the structure of healthcare payment systems; and
•	period-to-period fluctuations in our financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our financial position.

Our share price could decline as a result of short sales.

When an investor sells stock that he does not own, it is known as a short sale. The seller, anticipating that the price of the stock will go down, intends to buy stock to cover his/her sale at a later date. If the price of the stock goes down, the seller will profit to the extent of the difference between the price at which he originally sold it less his later purchase price. Short sales enable the seller to profit in a down market. Short sales could place significant downward pressure on the price of our common stock. Penny stocks which do not trade on an exchange, such as our common stock, are particularly susceptible to short sales.

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

Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.

Shareholders of Private Mosaic beneficially own shares representing 90% of our capital stock, on an as-converted basis. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;
•	entrench our management and the board of directors; or
•	impede a merger, consolidation, takeover or other business combination involving the Company that other stockholders may desire.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we will have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles or GAAP.

In addition, we will be required to be compliant with public company internal control requirements mandated under Section 302 and 906 of the Sarbanes-Oxley Act. We will be implementing measures designed to improve our internal controls over financial reporting, including bringing in additional accounting resources, if necessary, and establishing new accounting and financial reporting procedures to establish an appropriate level of internal controls over financial reporting. However, we are still in the process of implementing these measures and cannot provide assurances that we will be successful in doing so. If we are unable to successfully implement internal controls over financial reporting, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected and we may be unable to maintain compliance with the applicable stock exchange listing requirements.

Implementing any appropriate changes to our internal controls may distract the officers and employees of the Company, entail substantial costs to modify its existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of the internal controls of the Company, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase operating costs and harm the business. In addition, investors’ perceptions that the internal controls of the Company are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm the stock price of the Company.

We do not expect to pay any cash dividends in the foreseeable future.

We expect to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain, if any, for any stockholders for the foreseeable future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We issued 630,000 shares of the Series A Preferred and 70,000 shares of Series B Preferred to the sellers of Private Mosaic in connection with the Reverse Merger with a restrictive legend indicating that the shares had not been registered under the Securities Act of 1933 (the “Securities Act”).

The issuance of the Series A Preferred and Series B Preferred in conjunction with the Reverse Merger was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), together with regulations promulgated thereunder by the U.S. Securities and Exchange Commission, based upon the following: (a) there was no public offering or general solicitation with respect to the offering of such shares, (b) each seller was provided with certain disclosure materials and all other information requested with respect to the Company, (c) each seller acknowledged that the Series A Preferred and Series B Preferred was being acquired for investment and not with a view to distribution and constitutes “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act, (d) each seller represented and warranted that he is an “accredited investor” as defined in Rule 501(a) under the Securities Act, and (e) a legend has been placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit No.	Document

3.3.9	Series A Certificate of Designation, incorporated herein by reference to Exhibit 3.3.9 to Form 8-K filed on August 25, 2020 (Commission file No. 000-22182)

3.3.10	Series B Certificate of Designation, incorporated herein by reference to Exhibit 3.3.10 to Form 8-K filed on August 25, 2020 (Commission file No. 000-22182)

3.3.11	Investor Rights Agreement dated August 19, 2020, among Patriot Scientific Corporation and holders of Series A and Series B Preferred Stock, incorporated herein by reference to Exhibit 3.3.11 to Form 8-K filed on August 25, 2020 (Commission file No. 000-22182)

3.3.12	Voting Agreement dated August 19, 2020, among Patriot Scientific Corporation and holders of Series A and Series B Preferred Stock, incorporated herein by reference to Exhibit 3.3.12 to Form 8-K filed on August 25, 2020 (Commission file No. 000-22182)

10.13	Stock Purchase Agreement, dated August 19, 2020, among Patriot Scientific Corporation, PTSC Sub One Inc., Mosaic ImmunoEngineering Inc. (the “Company”), certain stockholders of the Company set forth therein, and Steven King, incorporated herein by reference to Exhibit 10.13 to Form 8-K filed on August 25, 2020 (Commission file No. 000-22182)

10.14*	Materials Transfer, Evaluation and Exclusion Option Agreement, dated July 1, 2020

31.1*	Certification of Steven King, President and Chief Executive Officer, Director, pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2*	Certification of Paul Lytle, EVP, Chief Financial Officer, Director, pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1*	Certification of Steven King, President and Chief Executive Officer, Director, pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Paul Lytle, EVP, Chief Financial Officer, Director, pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: October 15, 2020	PATRIOT SCIENTIFIC CORPORATION /s/ Steven King Steven King. President and Chief Executive Officer, Director (Principal Executive Officer)

DATED: October 15, 2020	PATRIOT SCIENTIFIC CORPORATION /s/ Paul Lytle Paul Lytle. EVP, Chief Financial Officer, Director (Principal Financial and Accounting Officer)

