Form 10-Q
period 2020-11-30
Mosaic ImmunoEngineering Inc.
filed 2020-12-29
CIK 836564

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

Commission File Number 0-22182

MOSAIC IMMUNOENGINEERING INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1070278 (I.R.S. Employer Identification No.)

1537 South Novato Blvd, #5, Novato, California (Address of principal executive offices)	94947 (Zip Code)

(Registrant’s telephone number, including area code): (657) 208-0890

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

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

On December 29, 2020, 805,803 shares of common stock, par value $0.00001 per share, were outstanding.

EXPLANATORY NOTE

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this quarterly report refer to Mosaic ImmunoEngineering Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger (as discussed below) and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering Inc. prior to the completion of the Reverse Merger.

Reverse Stock Split

Unless stated otherwise, the information contained in these consolidated financial statements gives retroactive effect to a 1-for-500 reverse stock split of the Company’s common shares effected on December 2, 2020. See Note 1 of the unaudited condensed consolidated financial statements for further information.

Reverse Merger

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

On the Closing Date, PTSC acquired 100% of the issued and outstanding common stock of Private Mosaic, representing 630,000 shares of its Class A common stock (“Class A Stock”) and 70,000 shares of its Class B common stock (“Class B Stock”) (collectively referred to as “Target Common Stock”). In exchange for the Target Common Stock, the holders of the Class A Stock received 630,000 shares of PTSC’s Series A Convertible Voting Preferred Stock (“Series A Preferred”) and holders of the Class B Stock received 70,000 shares of PTSC’s Series B Convertible Voting Preferred Stock (“Series B Preferred”). Each share of Series A Preferred converts into 10.194106 shares of Common Stock (as adjusted for the Reverse Stock Split) of the Company and possesses full voting rights, on an as-converted basis, as the Common Stock of the Company, as defined in the Series A Certificate of Designation. Each share of Series B Preferred converts into 11.46837 shares of Common Stock (as adjusted for the Reverse Stock Split) of the Company, possesses full voting rights, on an as-converted basis, as the Common Stock of the Company and contains certain anti-dilution rights, as defined in the Series B Certificate of Designation. On a fully diluted, as converted basis, the holders of Series A Preferred and Series B Preferred, in aggregate, own 90% of the issued and outstanding Common Stock of the combined company as of the Closing Date.

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

PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements

Mosaic ImmunoEngineering Inc.

Condensed Consolidated Balance Sheets

	November 30, 2020	May 31, 2020 (1)
	unaudited	audited
ASSETS
Current assets:
Cash and cash equivalents	$412,526	$500
Receivable from founders	–	63
Prepaid expenses and other current assets	16,294	–
Investment in affiliated company	27,590	–
Refundable income taxes	26,078	–
Total current assets	482,488	563
Total assets	$482,488	$563

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$52,197	$–
Accrued payable to founders	51,152	1,011
Derivative liability	83,500	–
Accrued expenses and other	668,571	–
Total current liabilities	855,420	1,011

Total liabilities	855,420	1,011

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: no shares outstanding as of November 30, 2020 and May 31, 2020	–	–
Series A Convertible Voting Preferred Stock; $0.00001 par value; 630,000 and no shares issued and outstanding as of November 30, 2020 and May 31, 2020, respectively	6	–
Series B Convertible Voting Preferred Stock; $0.00001 par value; 70,000 and no shares issued and outstanding as of November 30, 2020 and May 31, 2020, respectively	1	–
Class A common stock, $0.0001 par value; 900,000 shares authorized: no shares issued and outstanding as of November 30, 2020 and May 31, 2020	–	–
Class B common stock, $0.0001 par value; 100,000 shares authorized: no shares issued and outstanding as of November 30, 2020 and May 31, 2020	–	–
Common stock, $0.00001 par value: 100,000,000 shares authorized: 805,803 and no shares issued and outstanding at November 30, 2020 and May 31, 2020, respectively	8	–
Common stock subscribed and not yet issued	–	63
Additional paid-in capital	374,490	–
Accumulated deficit	(747,437)	(511)

Total stockholders’ equity (deficit)	(372,932)	(448)
Total liabilities and stockholders’ equity (deficit)	$482,488	$563

(1) Private Mosaic was incorporated on March 30, 2020.

See accompanying notes to unaudited condensed consolidated financial statements

Mosaic ImmunoEngineering Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended November 30, 2020 (1)	Six Months Ended November 30, 2020 (1)
Operating expenses:
Research and development	$252,147	$335,654
General and administrative	376,313	404,613
Total operating expenses	628,460	740,267

Other income (expense):
Interest income	59	90
Equity in loss of affiliated company	(1,042)	(5,149)
Total other expense, net	(983)	(5,059)

Loss before provision for income taxes	(629,443)	(745,326)

Provision for income taxes	1,600	1,600

Net loss	$(631,043)	$(746,926)

Basic loss per common share	$(0.79)	$(1.00)
Diluted loss per common share	$(0.79)	$(1.00)

Weighted average number of common shares outstanding – basic	800,113	744,325
Weighted average number of common shares outstanding – diluted	800,113	744,325

(1) No comparative prior year financial information included as Private Mosaic was incorporated on March 30, 2020.

See accompanying notes to unaudited condensed consolidated financial statements

Mosaic ImmunoEngineering Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

Six Months Ended November 30, 2020 (1)
Operating activities:
Net loss	$(746,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of affiliated company	5,149
Fair value of common stock issued under License Option Agreement	7
Anti-dilution rights derivative liability expense	83,500
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,892)
Accounts payable	(68,529)
Accrued payable to founders	50,141
Accrued expenses and other	489,298
Net cash used in operating activities	(193,252)

Investing activities:
Net cash, cash equivalents and restricted cash acquired in Reverse Merger	605,215
Net cash provided by investing activities	605,215

Financing activities:
Proceeds from the issuance of Class A common stock	63
Net cash provided by financing activities	63

Net increase in cash and cash equivalents	412,026

Cash and cash equivalents, beginning of period	500

Cash and cash equivalents, end of period	$412,526

Supplemental disclosure of non-cash investing activities:
Net liabilities assumed in Reverse Merger, net of cash and restricted cash acquired	$(230,780)

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–

(1) No comparative prior year financial information included as Private Mosaic was incorporated on March 30, 2020.

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited) (1)

For the three months ended November 30, 2020

	Common Stock Subscribed	Class A Common Stock		Class B Common Stock		Common Stock
	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balances, August 31, 2020	$–	–	$–	–	$–	802,786	$8

Issuance of whole shares in lieu of fractional shares from Reverse Stock Split	–	–	–	–	–	3,017	–

Net loss	–	–	–	–	–	–	–

Balances, November 30, 2020	$–	–	$–	–	$–	805,803	$8

	Series A Convertible Voting Preferred		Series B Convertible Voting Preferred		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, August 31, 2020	630,000	$6	70,000	$1	$374,490	$(116,394)	$258,111

Issuance of whole shares in lieu of fractional shares from Reverse Stock Split	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	(631,043)	(631,043)

Balances, November 30, 2020	630,000	$6	70,000	$1	$374,490	$(747,437)	$(372,932)

Mosaic ImmunoEngineering Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited) (1) (Continued)

For the six months ended November 30, 2020

	Common Stock Subscribed	Class A Common Stock		Class B Common Stock		Common Stock
	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balances, May 31, 2020	$63	–	$–	–	$–	–	$–

Issuance of Class A Common Stock to founders	(63)	630,000	63	–	–	–	–

Issuance of Class B Common Stock under License Option Agreement	–	–	–	70,000	7	–	–

Exchange of Class A and Class B Common Stock for Series A and Series B Convertible Voting Preferred Stock under Reverse Merger	–	(630,000)	(63)	(70,000)	(7)	–	–

Net assets acquired under Reverse Merger	–	–	–	–	–	802,786	8

Issuance of whole shares in lieu of fractional shares from Reverse Stock Split	–	–	–	–	–	3,017	–

Net loss	–	–	–	–	–	–	–

Balances, November 30, 2020	$–	–	$–	–	$–	805,803	$8

	Series A Convertible Voting Preferred		Series B Convertible Voting Preferred		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, May 31, 2020	–	$–	–	$–	$–	$(511)	$(448)

Issuance of Class A Common Stock to founders	–	–	–	–	–	–	–

Issuance of Class B Common Stock under License Option Agreement	–	–	–	–	–	–	7

Exchange of Class A and Class B Common Stock for Series A and Series B Convertible Voting Preferred Stock under Reverse Merger	630,000	6	70,000	1	63	–	–

Net assets acquired under Reverse Merger	–	–	–	–	374,427	–	374,435

Issuance of whole shares in lieu of fractional shares from Reverse Stock Split	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	(746,926)	(746,926)

Balances, November 30, 2020	630,000	$6	70,000	$1	$374,490	$(747,437)	$(372,932)

(1) No comparative prior year financial information included as Private Mosaic was incorporated on March 30, 2020.

See accompanying notes to unaudited condensed consolidated financial statements.

Mosaic ImmunoEngineering Inc. (formerly known as Patriot Scientific Corporation)
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended November 30, 2020

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this quarterly report refer to Mosaic ImmunoEngineering Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger (as discussed below) and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering Inc. prior to the completion of the Reverse Merger.

1.        Organization and Business

Organization

Mosaic ImmunoEngineering Inc. (the “Company,” “combined company,” “Mosaic,” “we,” “us,” or “our”), formerly known as Patriot Scientific Corporation, is a corporation organized under Delaware law on March 24, 1992. The Company is an early-stage biotechnology company focused on a novel platform technology using immunostimulatory nanotechnology-based therapeutics and vaccines to treat and prevent cancer and infectious diseases in humans and for veterinary use.

On August 21, 2020, we closed a Reverse Merger transaction (as discussed below) by and between Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering Inc.) and privately held Mosaic ImmunoEngineering Inc. (“Private Mosaic”). On November 30, 2020, we filed our amended and restated articles of incorporation with the Secretary of State of the State of Delaware (“Amended and Restated Certificate”) to change the name of the Company to Mosaic ImmunoEngineering Inc. (“Name Change”), to implement a 1-for-500 reverse stock split (“Reverse Stock Split”), and to reduce the number of authorized shares of common stock from 600 million to 100 million. The Reverse Stock Split was effective on December 2, 2020. All share numbers and preferred stock conversion numbers included herein have been retroactively adjusted to reflect the 1-for-500 Reverse Stock Split.

The Company has two wholly owned subsidiaries: Mosaic ImmunoEngineering Development Company (formerly referred to as Private Mosaic in connection with the Reverse Merger), a corporation organized under Delaware law on March 30, 2020 (date of inception) and Patriot Data Solutions Group, Inc., an inactive subsidiary of PTSC.

Name Change

On November 30, 2020, upon filing our Amended and Restated Certificate, we changed our name from Patriot Scientific Corporation to Mosaic ImmunoEngineering Inc. (“Name Change”) to align our corporate name with our new strategic direction.

Stock Purchase Agreement

On August 19, 2020, Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering Inc.) and Private Mosaic entered into a stock purchase agreement (“Stock Purchase Agreement”), whereby one of the wholly owned subsidiaries of Patriot Scientific Corporation merged with and into Private Mosaic, with Private Mosaic surviving as a wholly owned subsidiary of Patriot Scientific Corporation (the “Reverse Merger”) (see Note 2). The transaction closed on August 21, 2020 (“Closing Date”) in accordance with the terms of the Stock Purchase Agreement.

Mosaic ImmunoEngineering Inc. (formerly known as Patriot Scientific Corporation)
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended November 30, 2020 (continued)

On the Closing Date, Patriot Scientific Corporation acquired 100% of the issued and outstanding common stock of Private Mosaic, representing 630,000 shares of its Class A common stock (“Class A Stock”) and 70,000 shares of its Class B common stock (“Class B Stock”) (collectively referred to as “Target Common Stock”). In exchange for the Target Common Stock, the holders of the Class A Stock received 630,000 shares of Patriot Scientific Corporation’s (now known as Mosaic ImmunoEngineering Inc.) Series A Convertible Voting Preferred Stock (“Series A Preferred”) and holders of the Class B Stock received 70,000 shares of Patriot Scientific Corporation’s (now known as Mosaic ImmunoEngineering Inc.) Series B Convertible Voting Preferred Stock (“Series B Preferred”). Each share of Series A Preferred converts into 10.194106 shares of common stock (as adjusted for the Reverse Stock Split) of the Company and possesses full voting rights, on an as-converted basis, as the common stock of the Company, as defined in the Series A Certificate of Designation. Each share of Series B Preferred converts into 11.46837 shares of common stock (as adjusted for the Reverse Stock Split) of the Company, possesses full voting rights, on an as-converted basis, as the common stock of the Company and contains certain anti-dilution rights, as defined in the Series B Certificate of Designation. On a fully diluted, as converted basis, the holders of Series A Preferred and Series B Preferred, in aggregate, own approximately 90% of the issued and outstanding shares of common stock of the Company.

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

Reverse Stock Split

On October 21, 2020 and October 22, 2020, our Board of Directors and majority shareholders, respectively, approved the Reverse Stock Split of one (1) share of our common stock for every 500 shares of our common stock (“1-for-500”). On November 30, 2020, we filed the Amended and Restated Certificate to effect a Reverse Stock Split on December 2, 2020, whereby every 500 shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the par value per share of $0.00001. The accompanying condensed consolidated financial statements and notes give retroactive effect to the reverse stock split for all periods presented. The following chart reflects the changes in our capital structure, including the assumed conversion of Series A Preferred and Series B Preferred, following the Reverse Stock Split, including the issuance of 3,017 new shares of common stock in lieu of fractional shares under the Reverse Stock Split.

Reverse Stock Split Ratio	Shares of Common Stock Issued and Outstanding	Series A Preferred (1)	Shares of Common Stock to Be Issued Upon Conversion of Series A Preferred (1)	Series B Preferred (2)	Shares of Common Stock to Be Issued Upon Conversion of Series B Preferred (2)	Fully Diluted Shares of Common Stock Outstanding, on an as-converted basis
No split (Pre Reverse Stock Split)	401,392,948	630,000	3,211,143,390	70,000	401,392,950	4,013,929,288
1-for-500 (Post Reverse Stock Split)	805,803	630,000	6,422,290	70,000	802,786	8,030,879

_________________

(1)	Each share of the Series A Preferred shall convert into 10.194106 shares of common stock of the Company and possesses full voting rights, as defined in the Series A Certificate of Designation.

(2)	Each share of the Series B Preferred shall convert into 11.46837 shares of common stock of the Company, possesses full voting rights and includes certain anti-dilution rights (see Note 7) as defined in the Series B Certificate of Designation.

Mosaic ImmunoEngineering Inc. (formerly known as Patriot Scientific Corporation)
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended November 30, 2020 (continued)

Liquidity and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At November 30, 2020, the Company had cash and cash equivalents of $412,526 and has not yet generated any revenues. Therefore, our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash and cash equivalents on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this report on Form 10-Q.

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

2.        Significant Accounting Policies

Basis of Presentation

In conjunction with the Reverse Merger, Private Mosaic’s historical results of operations replaced PTSC’s historical results of operations for all periods prior to the Reverse Merger and, for all periods following the Reverse Merger, the results of operations of the combined company will be included in the Company’s consolidated financial statements. Since Private Mosaic was incorporated on March 30, 2020, there was no comparative prior year financial information included herein.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim period presented. Operating results for the three and six months ended November 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2021.

Mosaic ImmunoEngineering Inc. (formerly known as Patriot Scientific Corporation)
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended November 30, 2020 (continued)

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

Investment in Affiliated Company

We have a 50% interest in Phoenix Digital Solutions LLC (“PDS”). We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the condensed consolidated statements of operations in the caption “Equity in earnings (loss) of affiliated company” and also is adjusted by contributions to and distributions from PDS. We review our investment in PDS to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. If the decline in value is deemed to be other than temporary, we would recognize an impairment loss. On September 29, 2020, the managing members of PDS agreed to wind up and dissolve PDS as the underlying intellectual property was no longer enforceable (see Note 4).

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

Mosaic ImmunoEngineering Inc. (formerly known as Patriot Scientific Corporation)
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended November 30, 2020 (continued)

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

For the three and six months ended November 30, 2020, the issuance of 7,225,076 shares of common stock upon the conversion of Series A Preferred and Series B Preferred were excluded in the calculation of diluted loss per share as the impact was anti-dilutive during periods of net loss.

In connection with an acquisition of Crossflo by PTSC, 5,690 escrow shares were issued that are contingent upon certain representations and warranties made by Crossflo. We exclude these escrow shares from the basic income (loss) per share calculations and would have included the escrowed shares in the diluted income per share calculations if we reported net income.

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

In addition, utilization of our net operating loss carryforwards may be subject to an annual limitation due to ownership change limitations that may have occurred as a result of the Reverse Merger, or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the net operating loss carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a Company by certain stockholders. Moreover, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future, which could further limit our ability to use net operating loss carryforwards. As a result, if we generate taxable income, our ability to use some of our net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability to us.

Mosaic ImmunoEngineering Inc. (formerly known as Patriot Scientific Corporation)
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended November 30, 2020 (continued)

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments” (“ASU No. 2016-15”). ASU 2016-15 provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The issue addressed in ASU 2016-15 that will affect the Company is classifying distributions received from equity method investments. The guidance provides an accounting policy election for classifying distributions received from equity method investments using either a cumulative earnings approach or a nature of distributions approach. The Company adopted this standard on March 30, 2020 (date of inception). The adoption did not have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on March 30, 2020 (date of inception). Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The accounting standard update also updates certain presentation and disclosure requirements. The Company adopted ASU 2016-01 on March 30, 2020 (date of inception). Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

Mosaic ImmunoEngineering Inc. (formerly known as Patriot Scientific Corporation)
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended November 30, 2020 (continued)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, as amended, which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements (“ASU 2016-02”). ASU 2016-02 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASU 2016-02 effective March 30, 2020 (date of inception). As permitted under the transition guidance, the Company will carry forward the assessment of whether its contracts contain or are leases, classification of its leases and remaining lease terms. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Mosaic ImmunoEngineering Inc. (formerly known as Patriot Scientific Corporation)
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended November 30, 2020 (continued)

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy:

		Fair Value Measurements at November 30, 2020 Using
	Fair Value at November 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$412,526	$412,526	$–	$–
			–	–
Total assets	$412,526	$412,526	$–	$–

Liabilities:
Anti-dilution issuance rights liability	$83,500	$–	$–	$83,500
Total liabilities	$83,500	$–	$–	$83,500

		Fair Value Measurements at May 31, 2020 Using
	Fair Value at May 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$500	$500	$–	$–
Total assets	$500	$500	$–	$–

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

Mosaic ImmunoEngineering Inc. (formerly known as Patriot Scientific Corporation)
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended November 30, 2020 (continued)

To determine the estimated fair value of the anti-dilution issuance rights liability, the Company used a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables. At the date of issuance on August 21, 2020 (at inception) and as of November 30, 2020, the estimated fair value of the anti-dilution issuance rights was $83,500. We initially recorded the fair value as a derivative liability with a corresponding charge to research and development expense and we will mark-to-market at each reporting period, with changes in fair value recognized in other income (expense) in the consolidated statement of operations at each period-end while this derivative instrument is outstanding.

The primary inputs used in valuing the anti-dilution issuance rights liability at inception and upon remeasurement at November 30, 2020, were as follows:

	At November 30, 2020	At inception
Fair value of common stock (per share)	$2.85	$3.30
Estimated additional shares of common stock	40,787	57,462
Expected volatility	100%	135%
Expected term (years)	0.33	0.45
Risk-free interest rate	0.08%	0.11%

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

4.        Investment in Affiliated Companies

Phoenix Digital Solutions, LLC (“PDS”)

PDS was previously formed by PTSC to pursue licensing of its intellectual property. We own 50% of the membership interests of PDS, representing $27,590 as of November 30, 2020. On September 29, 2020, the managing members of PDS agreed to wind up and dissolve PDS as the underlying intellectual property was no longer enforceable. We expect that our 50% membership interest in the remaining net cash on hand will approximate the book value at November 30, 2020. PDS’s balance sheet at November 30, 2020 is as follows:

November 30, 2020
(Unaudited)
Assets:
Cash	$55,180
Total assets	$55,180

Members’ Equity:
Members’ equity	$55,180
Total members’ equity	$55,180

Mosaic ImmunoEngineering Inc. (formerly known as Patriot Scientific Corporation)
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended November 30, 2020 (continued)

PDS’s statements of operations for the three and six months ended November 30, 2020 are as follows:

	Three Months Ended November 30, 2020	Six Months Ended November 30, 2020
	(Unaudited)	(Unaudited)
Expenses	$2,086	$10,300
Net loss	$(2,086)	$(10,300)

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

As of the Closing Date (see Note 2) and as of November 30, 2020, our investment in Holocom was valued at $0 based on various indicators of impairment, including Holocom’s inability to meet its business plan and raise sufficient capital, in addition to the general economic environment.

5.        Accrued Expenses and Other Current Liabilities; Accrued Payable to Founders

Accrued expenses and other current liabilities consisted of the following as of:

	November 30, 2020	May 31, 2020
Accrued compensation	$424,861	$–
Crossflo acquisition liability	177,244	–
Other accrued expenses	66,466	–
Total accrued expenses and other current liabilities	$668,571	$–

In September 2008, PTSC acquired Patriot Data Solutions Group, Inc. formerly known as Crossflo Systems, Inc. (“PDSG”). In connection with an acquisition of Crossflo by PTSC, we have accrued $177,244 that could be payable to Crossflo investors.

Accrued Payable to Founders

At May 31, 2020, accrued payable to founders of $1,011 represents reimbursable advances to the Company to establish the Company and a bank account for operations. At November 30, 2020, accrued payable to founders of $51,152 represents advances to the Company to establish the Company and a bank account for operations plus the overpayment of $49,997 in common stock subscribed. Amounts payable to founders do not earn interest and are not convertible into any other security.

Mosaic ImmunoEngineering Inc. (formerly known as Patriot Scientific Corporation)
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended November 30, 2020 (continued)

6.        License Option Agreement

On July 1, 2020, we signed a Material Transfer, Evaluation, and Exclusive Option Agreement (“License Option Agreement”) with CWRU, granting the Company the exclusive right to license certain technology covering immunostimulatory nanotechnology-based therapeutics and vaccines to treat and prevent cancer and infectious diseases in humans and for veterinary use. Under the License Option Agreement, CWRU granted the Company the exclusive option for a period of two (2) years to negotiate and enter into a license agreement with CWRU, provided that we meet certain diligence milestones, including but not limited to, (i) delivering a development plan within 18 months, (ii) raising $3 million in either equity, debt, or grant funding, or a combination thereof within 18 months, (iii), generating sufficient preclinical data to support the identification of the initial field of use to support the initial planned clinical indication for the technology, (iv) determining manufacturing processes and cGMP requirements to manufacture the initial product for use in toxicology studies, and (v) identifying required toxicology studies required to support Phase I clinical trials in the initial field of use. In addition, the parties agreed to the royalty rates payable on net sales of licensed products to fall within the range of 4% to 8% and the parties agree to negotiate in good faith on the final licensing terms.

Under the License Option Agreement, Private Mosaic issued CWRU 70,000 shares of Class B Common Stock at the fair market value of $7 on the date of issuance, representing 10% of the fully diluted shares of common stock outstanding of Private Mosaic. On August 21, 2020, the Class B Stock was exchanged for shares of Series B Preferred under the Reverse Merger, which included certain anti-dilution rights. Pursuant to the Certificate of Designation, the Series B Preferred holder will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding of the Company, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we initially raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, net working capital acquired under the Reverse Merger of approximately $374,000 was applied against the Capital Threshold. As of November 30, 2020, the remaining Capital Threshold was approximately $626,000. The anti-dilution issuance rights under the License Option Agreement meet the definition of a derivative instrument under FASB’s ASC Topic 815, Derivatives and Hedging (see Note 3).

In addition, if we enter into a license agreement with CWRU, we would be responsible for the reimbursement of all past patent costs incurred by CWRU though the date of the License Option Agreement, which amount has been estimated to be approximately $267,000. This amount will be expensed when the Company intends to enter into a license agreement with CWRU.

7.        Stockholders’ Equity and Stock-Based Compensation

Stockholders’ Equity

The Company’s authorized capital consists of 100,000,000 shares of common stock, par value $0.00001 per share, and 5,000,000 shares of preferred stock, par value $0.00001 per share (“Preferred Stock”). Under the Reverse Merger (as discussed below), we designated and issued 630,000 shares of Series A Convertible Voting Preferred Stock and 70,000 shares of Series A Convertible Voting Preferred Stock.

Preferred Stock Issued under Reverse Merger

On the Closing Date of the Reverse Merger (see Note 1), PTSC acquired 100% of the issued and outstanding common stock of Private Mosaic, representing 630,000 shares of its Class A Stock and 70,000 shares of its Class B Stock. In exchange for the Target Common Stock, the holders of the Class A Stock received 630,000 shares of the Company’s Series A Preferred and holders of the Class B Stock received 70,000 shares of the Company’s Series B Preferred.

Mosaic ImmunoEngineering Inc. (formerly known as Patriot Scientific Corporation)
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended November 30, 2020 (continued)

In addition, holders of the Series A Preferred and Series B Preferred have certain investor registration rights, although there are no penalties if the Company is unable to comply with the holders request.

Moreover, the holders of Series A Preferred and Series B Preferred agreed to vote all shares owned in favor of an increase in the authorized number of shares of common stock or to vote for a reverse stock split, at a ratio determined by the Board of Directors of the Company, to ensure that the Company has sufficient authorized shares of common stock upon the conversion of Series A Preferred and Series B Preferred into shares of common stock. On November 30, 2020, we filed an Amended and Restated Certificate to, among other things, implement a 1-for-500 Reverse Stock Split and to reduce the number of authorized shares of common stock from 600 million to 100 million, as previously approved by the majority stockholders, which provides sufficient authorized shares of common stock for the conversion of Series A Preferred and Series B Preferred. The Reverse Stock Split was effective on December 2, 2020. All share numbers and preferred stock conversion numbers included herein have been retroactively adjusted to reflect the 1-for-500 Reverse Stock Split (see Note 1).

Series A Preferred

On August 21, 2020, the Company issued 630,000 shares of Series A Preferred (classified as permanent equity), in exchange for 630,000 shares of Series A Common Stock of Private Mosaic. Each share of Series A Preferred has a par value of $0.00001 per share, no dividend rate, a stated value of $6.50 per share, and each share of Series A Preferred converts into 10.194106 shares of common stock of the Company (“Series A Conversion Number”). In addition, the Series A Preferred possesses full voting rights, on an as-converted basis, as the common stock of the Company, as defined in the Series A Certificate of Designation. Furthermore, the Series A Preferred will automatically convert into common stock of the Company upon (i) the Company filing an Amended and Restated Certificate so that the Company has a sufficient number of authorized and unissued shares of common stock so as to permit the conversion of all outstanding shares of the Series A Preferred into common stock and (ii) the effectiveness of any registration statement registering the resale of the underlying shares. On November 30, 2020, we filed the Amended and Restated Certificate to permit the conversion of Series A Preferred and on December 10, 2020, we filed a registration statement on Form S-3 to cover the resale of the underlying shares of common stock.

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

Series B Preferred

On August 21, 2020, the Company issued 70,000 shares of Series B Preferred (classified as permanent equity), in exchange for 70,000 shares of Series B Common Stock of Private Mosaic. Each share of Series B Preferred has a par value of $0.00001 per share, no dividend rate, a stated value of $6.50 per share, and each share of Series B Preferred converts into 11.46837 shares of common stock of the Company (“Series B Conversion Number”). In addition, the Series B Preferred possesses full voting rights, on an as-converted basis, as the common stock of the Company, as defined in the Series B Certificate of Designation. Furthermore, the Series B Preferred does not have any mandatory conversion rights and only converts upon written notice from the holder.

Mosaic ImmunoEngineering Inc. (formerly known as Patriot Scientific Corporation)
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended November 30, 2020 (continued)

The Class B Preferred also includes certain anti-dilution rights (“anti-dilution issuance rights”), whereby the holder of Class B Preferred will continue to maintain ownership equal to 10% of the fully diluted shares of common stock outstanding, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company then outstanding, until we raise at least $1 million from the sale of either preferred or common stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, any net working capital acquired under a reverse merger or acquisition shall be applied against the Capital Threshold. The preliminary net working capital of PTSC on the Closing Date was approximately $374,000. As such, remaining Capital Threshold is approximately $626,000 as of November 30, 2020. The anti-dilution issuance rights meet the definition of a derivative instrument under FASB’s ASC Topic 815, Derivatives and Hedging (see Note 3).

In the event of any Liquidation Event, the Holders of Series B Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of common stock, an amount per share in cash equal to the greater of (x) the stated value of $6.50 for each share of Series A Preferred then held by the holder or (y) the amount payable per share of common stock which such holder of Series B Preferred would have received if such Holder had converted to common stock immediately prior to the Liquidation Event.

Stock-Based Compensation

2020 Omnibus Incentive Plan

On October 21, 2020, we adopted our 2020 Omnibus Incentive Plan (the “2020 Plan”) and on October 22, 2020, the 2020 Plan was approved by our stockholders. The 2020 Plan was adopted to promote our long-term success and the creation of stockholder value by motivating participants, through equity incentive awards, to achieve long-term success in our business. The 2020 Plan permits the discretionary award of stock options, restricted stock, restricted stock units (“RSUs”), and other equity awards to selected participants. Under the 2020 Plan, we have initially reserved 802,785 shares of common stock for issuance thereunder. On the first anniversary date from the adoption date of the 2020 Plan (or October 21, 2021), the number of shares of common stock reserved for issuance under the 2020 Plan shall automatically increase to 20% of the fully diluted shares of common stock outstanding, including shares of common stock reserved for issuance under convertible securities, such as the shares issuable upon the conversion of Series A and Series B Preferred, as calculated on an as-converted basis.

The cost of all stock-based awards will be recognized in the financial statements based on the fair value of the awards. The fair value of stock option awards will be determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards and RSUs will be equal to the closing market price of our common stock on the date of grant. The Company will generally recognize stock-based compensation expense over the period of vesting or period that services will be provided for all time-based awards.

As of November 30, 2020, there were no awards granted or outstanding under the 2020 Plan (see Note 9).

8.        Commitments and Contingencies

Legal Matters

While the Company is not involved in any litigation as of November 30, 2020, the Company may be involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. Any litigation could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Mosaic ImmunoEngineering Inc. (formerly known as Patriot Scientific Corporation)
Notes to Unaudited Condensed Consolidated Financial Statements For the Three and Six Months Ended November 30, 2020 (continued)

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

Escrow Shares

On August 31, 2009, we gave notice to the former shareholders of Crossflo and Union Bank of California (the “Escrow Agent”) under Section 2.5 of the Agreement and Plan of Merger between us and Crossflo (the “Agreement”), outlining damages incurred by us in conjunction with the acquisition of Crossflo, and seeking the return of 5,690 shares of our common stock held by the Escrow Agent. Subsequently, former shareholders of Crossflo, representing a majority of the escrowed shares responded in protest to our claim, delaying the release of the escrowed shares until a formal resolution is reached. In the event we fail to prevail in our claim against the escrowed shares, we may be obligated to deposit into escrow approximately $256,000 of cash consideration due to the decline in our average stock price over the one-year escrow period calculated in accordance with Section 2.5 of the Agreement. We have evaluated the potential for loss regarding our claim and believe that it is probable that the resolution of this issue will not result in a material obligation to the Company, although there is no assurance of this.  Accordingly, we have not recorded a liability for this matter.

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

9.        Subsequent Events

On December 16, 2020, we granted an aggregate of 336,328 RSUs to non-employee directors, key management, and key consultants of the Company under the 2020 Plan. Each RSU represents the contingent right to receive, upon vesting, one share of the Company’s common stock. The RSUs vest at various dates through September 1, 2022. The aggregate fair market value on the date of grant was approximately $1,110,000 based on the closing price of our common stock on the date of grant.

We have evaluated subsequent events after the consolidated balance sheet date and through the filing date of this Quarterly Report on Form 10-Q, and based on our evaluation, management has determined that no other subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto other than as disclosed herein and in the accompanying notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this quarterly report refer to Mosaic ImmunoEngineering Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger (as discussed below) and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering Inc. prior to the completion of the Reverse Merger.

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

Any forward-looking statements in this Quarterly Report reflect our views and assumptions only as of the date that this report. Future events or our future financial performance involves known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

About Mosaic

We are a development-stage biotechnology company focused on a novel platform technology using immunostimulatory nanotechnology-based therapeutics and vaccines to treat and prevent cancer and infectious diseases in humans and for veterinary use.  Mosaic’s founders came together to advance the development of a novel nanoparticle-based intra-tumoral immunotherapy with broad potential to treat solid cancers in both humans and companion animals.

Our lead oncology candidate, MI-O-101, resulted from years of research by our scientific co-founders that was supported by numerous grants totaling more than $20 million in aggregate from federal and private funding agencies. Published data from these studies and ongoing research supports MI-O-101 anti-cancer activity as a monotherapy and has established its ability to improve standard cancer therapies including chemotherapy, radiation and immunotherapy in a wide variety of tumor types, including data from preclinical animal models, veterinary studies in companion animals with naturally occurring cancer, as well as the potential to activate human immune cells. MI-O-101 is currently in late-stage preclinical development with plans to advance the lead candidate towards Phase 1 as funding becomes available.

Our Modular Vaccine Platform (“MVP”) is based on combining the same nanotechnology-based adjuvant used in immuno-oncology with carefully selected targets of interest to direct a protective or potentially a therapeutic immune response. This technology platform has been successfully evaluated for effectiveness with oncology cancer targets, oncology virus targets and recently in infectious diseases. Our MVP platform is designed to facilitate the rapid development of vaccine candidates due to its modular nature. The adjuvant and linking chemistry can be stockpiled and ready for the rapid identification of targets of interest which can be linked for testing in a shorter timeline. The MVP platform combined with our proprietary delivery system which allows for self-administration and shipment of materials at room temperature makes the platform ideal for rapid response situations. We and our research partners are actively working towards a possible lead candidate for COVID-19 while simultaneously advancing the system for rapid response, as well as the development of more traditional vaccine candidates in infectious diseases and oncology.

Recent Developments

On August 21, 2020, we closed a Reverse Merger transaction (as discussed below) by and between Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering Inc.) and privately held Mosaic ImmunoEngineering Inc, (“Private Mosaic”). On November 30, 2020, we filed amended and restated articles of incorporation with the Secretary of State of the State of Delaware (“Amended and Restated Certificate”) to change the name of the Company to Mosaic ImmunoEngineering Inc. (“Name Change”), to implement a 1-for-500 reverse stock split (“Reverse Stock Split”), and to reduce the number of authorized shares of common stock from 600 million to 100 million. The Reverse Stock Split was effective on December 2, 2020. All share numbers and preferred stock conversion numbers included herein have been retroactively adjusted to reflect the 1-for-500 Reverse Stock Split.

Reverse Merger

On August 19, 2020, Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering Inc.) and Private Mosaic entered into a stock purchase agreement (“Stock Purchase Agreement”), whereby one of the wholly owned subsidiaries of Patriot Scientific Corporation merged with and into Private Mosaic, with Private Mosaic surviving as wholly owned subsidiary of Patriot Scientific Corporation (the “Reverse Merger”). The transaction closed on August 21, 2020 (“Closing Date”) in accordance with the terms of the Stock Purchase Agreement.

On the Closing Date, Patriot Scientific Corporation acquired 100% of the issued and outstanding common stock of Private Mosaic, representing 630,000 shares of its Class A common stock (“Class A Stock”) and 70,000 shares of its Class B common stock (“Class B Stock”) (collectively referred to as “Target Common Stock”). In exchange for the Target Common Stock, the holders of the Class A Stock received 630,000 shares of Patriot Scientific Corporation’s (now known as Mosaic ImmunoEngineering Inc.) Series A Convertible Voting Preferred Stock (“Series A Preferred”) and holders of the Class B Stock received 70,000 shares of Patriot Scientific Corporation’s (now known as Mosaic ImmunoEngineering Inc.) Series B Convertible Voting Preferred Stock (“Series B Preferred”). Each share of Series A Preferred converts into 10.194106 shares of common stock (as adjusted for the Reverse Stock Split) of the Company and possesses full voting rights, on an as-converted basis, as the common stock of the Company, as defined in the Series A Certificate of Designation. Each share of Series B Preferred converts into 11.46837 shares of common stock (as adjusted for the Reverse Stock Split) of the Company, possesses full voting rights, on an as-converted basis, as the common stock of the Company and contains certain anti-dilution rights, as defined in the Series B Certificate of Designation. On a fully diluted, as converted basis, the holders of Series A Preferred and Series B Preferred, in aggregate, own approximately 90% of the issued and outstanding common stock of the Company.

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

Based on the inception of Private Mosaic on March 30, 2020, there is no comparative prior year financial information and the financial condition and results of operations of the Company for the periods presented in this Quarterly Report bear no relationship to the future business, financial condition and results of operations of the Company.

License Option Agreement

On July 1, 2020, we signed a Material Transfer, Evaluation, and Exclusive Option Agreement (“License Option Agreement”) with Case Western Reserve University (“CWRU”), granting the Company the exclusive right to license technology for a novel platform technology using immunostimulatory nanotechnology-based therapeutics and vaccines to treat and prevent cancer and infectious diseases in humans and for veterinary use. Under the License Option Agreement, CWRU granted the Company the exclusive option for a period of two (2) years to negotiate and enter into a license agreement with CWRU, provided that we meet certain diligence milestones, including but not limited to, (i) delivering a development plan within 18 months, (ii) raising $3 million in either equity, debt, or grant funding, or a combination thereof within 18 months, (iii), generating sufficient preclinical data to support the identification of the initial field of use to support the initial planned clinical indication for the technology, (iv) determining manufacturing processes and cGMP requirements to manufacture the initial product for use in toxicology studies, and (v) identifying required toxicology studies required to support Phase I clinical trials in the initial field of use.

Under the License Option Agreement, the Company issued CWRU 70,000 shares of Series B Preferred under the Reverse Merger, which included certain anti-dilution rights. Pursuant to the Certificate of Designation, the Series B Preferred holder will continue to maintain ownership equal to 10% of the fully diluted shares of Common Stock outstanding of the Company, including for such purposes all other convertible securities outstanding and reserved for issuance except stock options issued and outstanding and reserved for issuance under a board approved employee stock option plans reserving for issuance no more than ten percent (10%) of the outstanding Common Stock of the Company then outstanding, until we initially raise at least $1 million from the sale of either preferred or Common Stock, or a combination thereof (“Capital Threshold”). In addition, pursuant to the License Option Agreement, net working capital acquired under the Reverse Merger of approximately $374,000 was applied against the Capital Threshold. As of November 30, 2020, the remaining Capital Threshold was approximately $626,000.

Name Change

Patriot Scientific Corporation changed its name to Mosaic ImmunoEngineering Inc. on November 30, 2020 to align the Company’s corporate name with its new strategic direction, upon filing its Amended and Restated Certificate.

Reverse Stock Split

On October 21, 2020 and October 22, 2020, our Board of Directors and majority shareholders, respectively, approved the Reverse Stock Split of one (1) share of our Common Stock for every 500 shares of our Common Stock (“1-for-500”). On November 30, 2020, we filed the Amended and Restated Certificate to effect a Reverse Stock Split on December 2, 2020, whereby every 500 shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the par value per share of $0.00001. The following chart reflects the changes in our capital structure, including the assumed conversion of Series A Preferred and Series B Preferred, following the Reverse Stock Split, including the issuance of 3,017 new shares of common stock in lieu of fractional shares.

Reverse Stock Split Ratio	Shares of Common Stock Issued and Outstanding	Series A Preferred (1)	Shares of Common Stock to Be Issued Upon Conversion of Series A Preferred (1)	Series B Preferred (2)	Shares of Common Stock to Be Issued Upon Conversion of Series B Preferred (2)	Fully Diluted Shares of Common Stock Outstanding, on an as-converted basis

No split (Pre Reverse Stock Split)	401,392,948	630,000	3,211,143,390	70,000	401,392,950	4,013,929,288
1-for-500 (Post Reverse Stock Split)	805,803	630,000	6,422,290	70,000	802,786	8,030,879

_________________

(1)	Each share of the Series A Preferred shall convert into 10.194106 shares of Common Stock of the Company and possesses full voting rights, as defined in the Series A Certificate of Designation.

(2)	Each share of the Series B Preferred shall convert into 11.46837 shares of Common Stock of the Company, possesses full voting rights and includes certain anti-dilution rights as defined in the Series B Certificate of Designation.

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

On August 21, 2020, the Reverse Merger transaction was closed pursuant to which Private Mosaic merged into PTSC. Due to the nominal assets and limited operations of PTSC prior to the Reverse Merger, the transaction was treated as a reverse acquisition under the provision of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, whereby Private Mosaic became the accounting acquirer (legal acquiree) and PTSC was treated as the accounting acquiree (legal acquirer). As the transaction was treated as a reverse asset acquisition, no intangibles, including goodwill, were recognized. The net tangible assets acquired and liabilities assumed totaled $374,435, which were acquired by Private Mosaic in connection with the transaction and are recorded at their estimated acquisition date fair values as of the Closing Date, as follows:

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

We currently own 2,100,000 shares of preferred stock, representing approximately a 46% ownership interest, on an as-converted basis, in Holocom, Inc. (“Holocom”), a California corporation that manufactures products that protect information transmitted over secure networks. The shares are convertible at our option into shares of Holocom’s common stock on a one-to-one basis. The preferred stock entitles us to receive non-cumulative dividends at the per annum rate of $0.04 per share, when and if declared by the Board of Directors of Holocom, as well as a liquidation preference of $0.40 per share, plus an amount equal to all declared but unpaid dividends. As of the Closing Date and as of November 30, 2020, our investment in Holocom was valued at $0 based on various indicators of impairment, including Holocom’s inability to meet its business plan and raise sufficient capital, in addition to the general economic environment.

3.	Fair Value of Financial Instruments

Anti-Dilution Issuance Rights Liability

Pursuant to the Series B Preferred Certificate of Designation, the Series B Preferred includes certain anti-dilution issuance rights, whereby the holder will continue to maintain equity ownership equal to 10% of the fully diluted shares of common stock outstanding, calculated on an as converted basis, including all other convertible securities outstanding and reserved for issuance (and excluding stock options issued and outstanding and reserved for issuance under a Board approved employee stock option plan reserving for issuance no more than ten percent (10%) of the outstanding common stock of the Company) until we raise approximately $626,000 from the sale of common or preferred stock, or a combination thereof.

To determine the estimated fair value of the anti-dilution issuance rights liability, the Company used a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables. At the date of issuance on August 21, 2020 (at inception) and as of November 30, 2020, the estimated fair value of the anti-dilution issuance rights was $83,500. We initially recorded the fair value as a derivative liability with a corresponding charge to research and development expense and we will mark-to-market at each reporting period, with changes in fair value recognized in other income (expense) in the consolidated statement of operations at each period-end while this derivative instrument is outstanding.

The primary inputs used in valuing the anti-dilution issuance rights liability at inception and upon remeasurement at November 30, 2020, were as follows:

	At November 30, 2020	At inception
Fair value of common stock (per share)	$2.85	$3.30
Estimated additional shares of common stock	40,787	57,462
Expected volatility	100%	135%
Expected term (years)	0.33	0.45
Risk-free interest rate	0.08%	0.11%

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

In addition, utilization of our net operating loss carryforwards may be subject to an annual limitation due to ownership change limitations that may have occurred as a result of the Reverse Merger, or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the net operating loss carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a Company by certain stockholders. Moreover, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future, which could further limit our ability to use net operating loss carryforwards. As a result, if we generate taxable income, our ability to use some of our net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability to us.

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

Results of Operations

Mosaic was incorporated on March 30, 2020 (date of inception). Therefore, no comparative information is provided herein. Private Mosaic’s historical results of operations replaced PTSC’s historical results of operations for all periods prior to the Reverse Merger and, for all periods following the Closing Date of the Reverse Merger, the results of operations of the combined company are included in the Company’s financial statements.

Three and Six Months Ended November 30, 2020:

Research and Development Expenses

Research and development expenses of approximately $252,000 for the quarter ended November 30, 2020 are related to salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies.

Research and development expenses of approximately $336,000 for the six months ended November 30, 2020 are related to (i) salaries and related costs for personnel in research and development functions and related consulting fees associated with advancing the platform technologies of approximately $252,000 and (ii) the recognition of the fair market value of the Class B common stock issued under the License Option Agreement and the fair market value of the anti-dilution issuance rights issued to the holder of the Series B Preferred in the amount of approximately $84,000. The estimated fair value of the anti-dilution issuance rights liability was based on a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables. Pursuant to the License Option Agreement, we receive rights to materials and research information to evaluate the technology for a period of two years with an option to license the technology, provided we achieve certain research and development milestones and financial milestones, as defined in the agreement (see Note 6 to the accompanying unaudited condensed consolidated financial statements). We believe our research and development expenses will increase significantly over time as we raise sufficient capital to advance our programs.

General and Administrative Expenses

General and administrative expenses of approximately $376,000 for the three months ended November 30, 2020 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $288,000, fees for outside legal counsel of approximately $28,000, fees related to intellectual property rights of approximately $11,000, audit and related fees of approximately $26,000, director and officer insurance of approximately $14,000, and other fees and expenses of approximately $9,000.

General and administrative expenses of approximately $405,000 for the six months ended November 30, 2020 consist principally of salaries and related costs for personnel and consultants in executive and administrative functions of approximately $296,000, fees for outside legal counsel of approximately $43,000, fees related to intellectual property rights of approximately $11,000, audit and related fees of approximately $28,000, director and officer insurance of approximately $16,000, and other fees and expenses of approximately $11,000. We believe our general and administrative expenses should increase over time as we advance our programs, increase our headcount and operating activities, and as we continue to incur expenses associated with being a public company.

Equity in Loss of Affiliated Company

Equity in loss of affiliated company of approximately $1,000 and $5,000 for the three and six months ended November 30, 2020, respectively, primarily represents expenses associated with winding up and dissolving Phoenix Digital Solutions LLC. The Company has determined that the underlying patents were no longer enforceable and therefore, deemed it to be in the best interest of shareholders to dissolve Phoenix Digital Solutions LLC and distribute the remaining assets. On September 29, 2020, the managing members of PDS agreed to wind up and dissolve PDS. In October 2020, the Certificate of Cancellation was filed with Secretary of State of the state of Delaware.

Liquidity and Capital Resources

On August 21, 2020, we completed our Reverse Merger with PTSC, which provided $605,215 in cash, cash equivalents, and restricted cash acquired. Since our inception on March 30, 2020, we have not raised any other capital. As of November 30, 2020, we had cash and cash equivalents of $412,526. Our ability to continue our operations is highly dependent on our ability to raise capital to fund future operations. We anticipate, based on currently proposed plans and assumptions that our cash on hand will not satisfy our operational and capital requirements through twelve months from the filing date of this quarterly report on Form 10-Q.

Our primary uses of capital to date are primarily related to corporate activities associated with payroll and related costs, corporate formation expenses, fees associated with the License Option Agreement and the Reverse Merger. On a go forward basis, we will need additional capital to support our research and development efforts, compensation and related expenses, hiring additional staff (including clinical, scientific, operational, financial, and management personnel) and costs associated with operating as a public company. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates.

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

Cash Flow Summary

The following table provides a summary of our net cash flow activity for the six months ended November 30, 2020:

Net cash used in operating activities	$(193,252)
Net cash provided by investing activities	605,215
Net cash provided by financing activities	63
Net increase in cash and cash equivalents	$412,026

Cash Flows From Operating Activities

Net cash used in operating activities for the six months ended November 30, 2020 consisted of our net loss of $746,926, offset by non-cash items consisting of (i) equity in loss of affiliated company of $5,149, (ii) the fair value of common stock issued under the License Option Agreement of $7, and (iii) the fair value of derivative liability associated with anti-dilution issuance rights of $83,500. Additionally, cash used in operating activities for the six months ended November 30, 2020 was supplemented with a net change in operating assets and liabilities of $465,018.

Cash Flows From Investing Activities

Net cash provided by investing activities for the six months ended November 30, 2020 consisted of cash, cash equivalents, and restricted cash acquired in the Reverse Merger of $605,215.

Cash Flows From Financing Activities

Net cash provided by financing activities for the six months ended November 30, 2020 represents the proceeds received from the founders of Private Mosaic from the issuance of Class A common stock.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments” (“ASU No. 2016-15”). ASU 2016-15 provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The issue addressed in ASU 2016-15 that will affect the Company is classifying distributions received from equity method investments. The guidance provides an accounting policy election for classifying distributions received from equity method investments using either a cumulative earnings approach or a nature of distributions approach. The Company adopted this standard on March 30, 2020 (date of inception). The adoption did not have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on March 30, 2020 (date of inception). Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The accounting standard update also updates certain presentation and disclosure requirements. The Company adopted ASU 2016-01 on March 30, 2020 (date of inception). Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, as amended, which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements (“ASU 2016-02”). ASU 2016-02 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASU 2016-02 effective March 30, 2020 (date of inception). As permitted under the transition guidance, the Company will carry forward the assessment of whether its contracts contain or are leases, classification of its leases and remaining lease terms. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Interest Rate Risk

Our cash and cash equivalents as of November 30, 2020 consisted of readily available cash in our bank accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity. While we believe our cash and cash equivalents are not subject to excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain amounts of cash and cash equivalents at one financial institution that exceeds federally insured limits.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of November 30, 2020, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our EVP, Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the EVP, Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of November 30, 2020, our management, with the participation of our President and Chief Executive Officer and our EVP, Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective.

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

Unless the context otherwise requires, references to the “Company,” the “combined company,” “Mosaic,” “we,” “our,” or “us” in this quarterly report refer to Mosaic ImmunoEngineering Inc. and its subsidiaries (formerly known as Patriot Scientific Corporation). References to “PTSC” refer to Patriot Scientific Corporation prior to the completion of the Reverse Merger (as discussed below) and references to “Private Mosaic” refer to privately held Mosaic ImmunoEngineering Inc. prior to the completion of the Reverse Merger.

Risks Related to Our Operations

We expect that we will incur significant losses over the next several years and may never achieve or maintain profitability.

Mosaic was formed on March 30, 2020, and therefore, we have limited operating history and we have not raised any capital other than the remaining net assets acquired under the Reverse Merger. Therefore, our historical results do not reflect the significant costs required to develop our product candidates. In addition, our products are in preclinical development and therefore, we anticipate that our expenses will increase substantially over the next several years, if and as we:

•	develop product manufacturing processes under the Food and Drug Administration's (“FDA’s”) current Good Manufacturing Practice regulations (“cGMP”) for each of our product candidates and enter into manufacturing supply agreements to support toxicology studies and initial Phase I clinical trials;

•	contract preclinical toxicology studies to support the safety of our product candidates prior to starting any human trial;

•	continue preclinical research and translational studies to enhance our understanding of the mechanism of action of the product candidates;

•	enter into collaboration arrangements with regards to product discovery and product development;

•	in-license our products and technologies from Case Western Reserve University and acquire rights to other technologies;

•	prepare regulatory filings, such as filing Investigational New Drug (“IND”) applications with the FDA that are required prior to starting any human clinical trial;

•	plan, initiate, enroll, and complete clinical trials;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional personnel to support our research, development, and administrative efforts; and

•	operate as a public company.

We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. If we are unable to advance our product candidates and begin to generate clinical data, we may have greater difficulty raising capital on favorable terms, or at all.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses that we incur may fluctuate significantly from quarter to quarter.

To become and remain profitable, we or a potential partner must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing all phases of clinical trials of our product candidates, obtaining marketing approval for these product candidates and manufacturing, marketing and selling those products for which we obtain marketing approval. We or a potential partner may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our development efforts will take several years and will require significant capital, that will dilute the ownership interest of common stockholders. A decline in the value of the Company could also cause stockholders to lose all or part of their investment.

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

We are an early development stage biotechnology company formed on March 30, 2020. Our ongoing operations to date have been limited to organizing the Company, business planning, acquiring rights to license the technology, identifying potential product candidates, and undertaking preclinical studies in collaboration with our external researchers under approved grants. In addition, we have limited human resources to help us achieve our goals. Consequently, any predictions made about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer and more established operating history. In addition, as an early-stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

Business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a new strain of coronavirus surfaced in Wuhan, China and has reached multiple other regions and countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic continues to evolve, and to date has led to the implementation of various mitigation responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as leading to reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. COVID-19 may cause delays in our research activities, and while COVID-19 has not materially affected our operations to date, the extent to which COVID-19 could impact our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, a potential vaccine, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long term, among others. Timely initiation and completion of planned preclinical studies is dependent upon the availability of, for example, preclinical study sites, universities researchers and investigators, regulatory agency personnel, and materials, which may be adversely affected by global health matters, such as pandemics. We plan to conduct preclinical studies in geographies that are currently being affected by COVID-19. Additionally, concerns over the economic impact of COVID-19 pandemic have caused extreme volatility in financial and other capital markets which may adversely impact our stock price and our ability to access the capital markets.

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

Given the early stage of development for both product candidates, the risk of failure for both of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete formulation development for our products, conduct nonclinical trials, and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. In addition, product manufacturing and process development along with preclinical and clinical testing are all expensive activities, difficult to design and implement, and can take several years to complete. The outcome of preclinical and clinical trials is inherently uncertain. Failure can occur at any time during the development program, including during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates, may not be predictive of the results of later-stage clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval.

We may experience delays in our planned clinical trials, and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the FDA or any other foreign regulatory body will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Planned clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive, or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates, if ever;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings that would reduce the potential market for our products or inhibit our ability to successfully commercialize our product candidates;

•	be subject to additional post-marketing restrictions and/or testing requirements; or

•	have the product removed from the market after obtaining marketing approval.

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

If our product candidates are associated with undesirable effects in preclinical or clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Currently unknown, drug-related side effects may be identified in our planned clinical studies and, as such, these possible drug-related side effects could affect patient recruitment, the ability of enrolled subjects to complete the trial, or result in potential product liability claims. Reported serious adverse events may arise and the occurrence, whatever the cause, may impact the conduct of any ongoing or future clinical trial. To date, our product candidates have not been evaluated in any human clinical studies. Any occurrences of clinically significant adverse events may harm our business, financial condition and prospects significantly.

Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our or third parties’ cyber security.

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

We expect our expenses to significantly increase in parallel with our ongoing activities, particularly as we initiate product manufacturing to support preclinical and clinical testing, preclinical, including toxicology studies, and clinical development, and eventually, if successful, seek marketing approval for, our product candidates. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our preclinical and clinical development programs or any future commercialization efforts.

Based upon current operating plans, our current working capital is insufficient to fund our operations for the next twelve months. We will require additional capital to support our development plans and eventually the commercialization of our product candidates, if approved, and may also need to raise additional funds to pursue other development activities related to additional product candidates. Our funding needs may fluctuate significantly based on several factors, including, but not limited to:

•	the scope, progress, results and costs of product development and manufacture of drug product to support preclinical and clinical development of our product candidates;

•	the extent to which we enter into additional collaboration arrangements regarding product discovery or development;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	our ability to establish additional collaborations with favorable terms, if at all;

•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	The costs to in-license our product candidates from Case Western Reserve University and others, if we acquire or in-license other products or technologies; and

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval.

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

Raising additional capital will cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

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

If existing stockholders of the Company sell, or indicate an intention to sell, substantial amounts of the Company’s common stock in the public market after the Reverse Merger, the trading price of the common stock of the combined company could decline. Pursuant to the Reverse Merger, shareholders of Private Mosaic own approximately 90% of the fully diluted shares of common stock outstanding, on an as-converted basis. In addition, our shareholders are not restricted in the price at which they can sell their shares. Shares sold at a price below the current market price at which our common stock is trading may cause the market price of our common stock to decline.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates. Some of these competitive products and therapies are based on scientific approaches in immuno-oncology that are similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, conducting preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

For any of our product candidates, we may in the future determine to seek to collaborate with pharmaceutical and biotechnology companies for development of our product candidates. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other potential development programs, delay its potential development schedule or reduce the scope of research activities, or increase our expenditures and all development activities at our own expense. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development activities, we may not be able to further develop our product candidates or continue to develop our product candidates, and our business may be materially and adversely affected.

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

Due to our limited operations and no manufacturing facilities, we will likely utilize third parties to formulate, manufacture, package, and distribute preclinical and clinical supplies of our product candidates. In addition, these materials are custom-made and available from only a limited number of sources. Despite drug substance and product risk management, this reliance on third parties presents a risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. Any performance failure on the part of our future manufacturers of drug substance or drug products could delay clinical development or potential marketing approval.

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

Any inability by us or CWRU to protect adequately the underlying intellectual property covered by the License Option Agreement may have a material adverse effect on our business, operating results, and financial position.

If we fail to comply with our obligations in the License Option Agreement with CWRU or other agreements under which we may license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our future licensors, we could lose the option to license those rights or other rights that are important to our business.

On July 1, 2020, we signed a Material Transfer, Evaluation, and Exclusive Option Agreement (“License Option Agreement”) with CWRU, granting us the exclusive right to license technology for a novel platform technology using immunostimulatory nanotechnology-based therapeutics and vaccines to treat and prevent cancer and infectious diseases in humans and for veterinary use. Under the License Option Agreement, CWRU granted us the exclusive option for a period of two (2) years to negotiate and enter into a license agreement with CWRU, provided that we meet certain diligence milestones, including but not limited to, (i) delivering a development plan within 18 months, (ii) raising $3 million in either equity, debt, or grant funding, or a combination thereof within 18 months, (iii), generating sufficient preclinical data to support the identification of the initial field of use to support the initial planned clinical indication for the technology, (iv) determining manufacturing processes and cGMP requirements to manufacture the initial product for use in toxicology studies, and (v) identifying required toxicology studies required to support Phase I clinical trials in the initial field of use. In addition, if we enter into a license agreement with CWRU, we would be responsible for the reimbursement of all past patent costs incurred by CWRU though the date of the License Option Agreement, which amount has been estimated to be approximately $267,000.

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

A third party may hold intellectual property, including patent rights, that are important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case, we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. If we were not able to obtain a license, or we are not able to obtain a license on commercially reasonable terms, our business could be harmed, possibly materially.

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

Risks Related to Our Employee Matters, Managing Growth and Macroeconomic Conditions

Our future success depends on our ability to attract, hire, retain and motivate executives, key employees, and our general workforce.

We are highly dependent on the product development, clinical and business development expertise of the principal members of our management, scientific and clinical teams. Although we have entered into offer letters with our executives and key employees, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Recruiting and retaining qualified scientific, clinical, regulatory, and manufacturing personnel is critical to our success. Due to the small size of the Company and the limited number of employees, each of our executives and key employees serves in a critical role. The loss of the services of our executive officers or other key employees could impede the achievement of our development objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of, and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also may experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in product manufacturing, preclinical development, clinical development, regulatory strategy, and commercial strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to provide services to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our development strategy will be limited.

We expect to expand our research and development function, as well as our corporate operations, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product manufacturing, preclinical research, clinical development, and regulatory affairs. To manage our anticipated future growth, we must also implement and improve our managerial, operational and financial systems, identify new facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

We will incur significant legal, accounting and other expenses that Private Mosaic did not incur as a private company, including costs associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act and rules and regulations promulgated by the SEC and national exchanges, such as Nasdaq. These rules and regulations are expected to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These rules and regulations may also make it difficult and expensive for the Company to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for the Company to attract and retain qualified individuals to serve on our board of directors or as executive officers of the Company, which may adversely affect investor confidence in the Company and could cause our business or stock price to suffer.

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

We are authorized to issue up to a total of 5,000,000 shares of preferred stock in one or more series. Our Board of Directors may determine whether to issue shares of preferred stock without further action by holders of our common stock. If we issue shares of preferred stock, it could affect the rights or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. As we seek capital for our business, such capital may be raised through the issuance of preferred stock.

Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.

Shareholders of Private Mosaic beneficially own shares representing approximately 90% of our capital stock, on an as-converted basis. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Mosaic ImmunoEngineering Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on December 1, 2020).
3.2	Amended and Restated Bylaws of Mosaic ImmunoEngineering Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on December 1, 2020).
3.3.1	Certificate of Designation of Series A Convertible Voting Preferred Stock (“Series A Preferred”) (incorporated by reference to Exhibit 3.3.9 to Form 8-K filed on August 25, 2020).
3.3.2	Certificate of Designation of Series B Convertible Voting Preferred Stock (“Series B Preferred”) (incorporated by reference to Exhibit 3.3.10 to Form 8-K filed on August 25, 2020).
3.3.3	Investor Rights Agreement dated August 19, 2020, among Company and holders of Series A and Series B Preferred Stock (incorporated by reference to Exhibit 3.3.11 to Form 8-K filed on August 25, 2020).
3.3.4	Voting Agreement dated August 19, 2020, among Company and holders of Series A and Series B Preferred Stock (incorporated by reference to Exhibit 3.3.12 to Form 8-K filed on August 25, 2020).
4.1	Specimen of Common Stock Certificate of Mosaic ImmunoEngineering Inc. (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on December 1, 2020)
4.2+	2020 Omnibus Incentive Plan of Mosaic ImmunoEngineering Inc. (incorporated by reference to Appendix C to our Information Statement on Schedule 14C filed with the SEC on November 2, 2020).
10.1	Stock Purchase Agreement dated August 19, 2020 among Patriot Scientific Corporation (now known as Mosaic ImmunoEngineering Inc.), PTSC Sub One Inc., private Mosaic ImmunoEngineering Inc., certain stockholders of private Mosaic ImmunoEngineering Inc. set forth therein, and Steven King (incorporated by reference to Exhibit 10.13 to Form 8-K filed on August 25, 2020).
10.2	Materials Transfer, Evaluation and Exclusion Option Agreement dated July 1, 2020 between Company and Case Western Reserve University (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on October 15, 2020).
10.3+*	Offer Letter, dated November 13, 2020, by and between the Registrant and Mr. Steven King
10.4+*	Offer Letter, dated November 13, 2020, by and between the Registrant and Mr. Paul Lytle
31.1*	Certification of Steven King, President and Chief Executive Officer, Director, pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Paul Lytle, EVP, Chief Financial Officer, Director, pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32.1*	Certification of Steven King, President and Chief Executive Officer, Director, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Paul Lytle, EVP, Chief Financial Officer, Director, pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 29, 2020	MOSAIC IMMUNOENGINEERING INC. /s/ Steven King Steven King. President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: December 29, 2020	MOSAIC IMMUNOENGINEERING INC. /s/ Paul Lytle Paul Lytle. EVP, Chief Financial Officer, Director (Principal Financial and Accounting Officer)

